Form 10-Q
period 1994-12-31
ELECTRONIC ARTS INC
filed 1995-02-13
CIK 712515

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                          ----------------------------

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1994

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from ______ to_____

                           Commission File No. 0-17948

                              ELECTRONIC ARTS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                     Delaware                               94-2838567
        (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

           1450 Fashion Island Boulevard
               San Mateo, California                           94404
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                 (415) 571-7171
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES    X                          NO
              -----                           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
       Class of Common Stock                      January 21, 1995
     -------------------------                    ----------------
     $0.01 par value per share                       48,259,245

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES


                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

               Consolidated Balance Sheets at
                 December 31, 1994 and March 31, 1994                         3

               Consolidated Statements of Income for
                 the Three Months Ended December 31, 1994 and 1993            4
                  and the Nine Months Ended December 31, 1994 and 1993

               Consolidated Statements of Cash Flows for
                the Nine Months Ended December 31, 1994 and 1993              5

               Notes to Consolidated Financial Statements                     6

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 11

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                25

Item 6.     Exhibits and Reports on Form 8-K                                 25

SIGNATURES                                                                   26

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                           December 31,   March 31,
                                                                               1994         1994
                                                                          -------------------------
                                                                            (unaudited)
Current assets:
   Cash and short-term investments                                             $104,212    $130,318
   Marketable securities                                                          9,580      11,931
   Receivables, less allowances of $44,919 and $29,113, respectively            145,063      65,115
   Inventories                                                                   17,174       9,691
   Prepaid royalties                                                              8,692       8,642
   Deferred income taxes                                                          5,309       5,284
   Other current assets                                                           5,726       2,748
                                                                          -------------------------
     Total current assets                                                       295,756     233,729

Property and equipment, net                                                      27,366      25,147
Prepaid royalties                                                                 6,494       6,879
Investment in affiliate                                                           5,810           -
Deferred income taxes                                                             4,738       4,738
Other assets                                                                      9,532       3,158
                                                                          -------------------------
                                                                               $349,696    $273,651
                                                                          -------------------------
                                                                          -------------------------

              LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $43,789     $35,852
   Accrued liabilities                                                           86,618      62,136
                                                                          -------------------------
   Total current liabilities                                                    130,407      97,988

Minority interest in consolidated joint venture                                   1,454       3,485

Stockholders' equity:
   Preferred stock, $0.01 par value.  Authorized 1,000,000 shares                     -           -
   Common stock, $0.01 par value.  Authorized 70,000,000 shares;
    issued and outstanding 48,122,395 and 47,668,554 shares,
    respectively.                                                                   481         477
Paid-in capital                                                                  70,474      65,677
Retained earnings                                                               151,223     108,878
Translation adjustment                                                          (1,992)     (2,854)
Unrealized depreciation of investments                                          (2,351)           -
                                                                          -------------------------
     Total stockholders' equity                                                 217,835     172,178
                                                                          -------------------------
                                                                               $349,696    $273,651
                                                                          -------------------------
                                                                          -------------------------

          See accompanying notes to consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)


                                                       Three Months Ended            Nine Months Ended
                                                           December 31,                 December 31,
                                                       1994           1993           1994         1993
                                                  ---------------------------------------------------------

Net revenues                                           $216,652       $149,541       $377,182     $311,131
Cost of goods sold                                      126,941         84,562        209,435      167,963
                                                        -------         ------        -------      -------
    Gross profit                                         89,711         64,979        167,747      143,168
                                                         ------         ------        -------      -------

Operating expenses:
  Marketing and sales                                    25,886         15,580         46,862       35,508
  General and administrative                              9,680          7,475         22,849       18,523
  Research and development                               20,818         17,488         50,588       44,756
                                                         ------         ------         ------       ------
     Total operating expenses                            56,384         40,543        120,299       98,787
                                                         ------         ------        -------       ------
    Operating income                                     33,327         24,436         47,448       44,381
Interest and other income, net                              769            761         11,458        2,645
                                                            ---            ---         ------        -----
    Income before provision for income
       taxes and minority interest                       34,096         25,197         58,906       47,026
Provision for income taxes                               10,979          7,559         18,671       14,327
                                                         ------         ------         ------       ------
   Income before minority interest                       23,117         17,638         40,235       32,699
Minority interest in consolidated
 joint venture                                              726            470          2,110          762
                                                         ------         ------         ------       ------
    Net income                                          $23,843        $18,108        $42,345      $33,461
                                                        -------        -------        -------      -------
                                                        -------        -------        -------      -------

Net income per share:                                   $   .48        $   .36        $   .85      $   .67
                                                        -------        -------        -------      -------
                                                        -------        -------        -------      -------

Number of shares used in computation                     50,165         50,258         49,793       49,958
                                                        -------        -------         ------       ------
                                                        -------        -------         ------       ------


          See accompanying notes to consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                               Nine Months
                                                            Ended December 31,
                                                           --------------------
                                                              1994      1993
                                                           --------------------
Operating activities:
  Net income                                                $ 42,345   $ 33,461

   Adjustments to reconcile to net cash used by operating
    activities:
      Minority interest in consolidated joint venture         (2,110)      (762)
      Depreciation and amortization                            7,652      5,483
      Loss on sale of fixed assets                                 8         23
      Deferred rent                                              (81)       137
      Change in assets and liabilities:
         Receivables                                         (79,948)   (56,085)
         Inventories                                          (7,703)       968
         Prepaid royalties, net                               (5,355)    (4,104)
         Other assets                                         (9,428)    (2,252)
         Accounts payable                                      7,937        239
         Accrued liabilities                                  24,563     17,123
         Deferred income taxes                                   (25)      (228)
                                                           --------------------
          Net cash used by operating activities              (22,145)    (5,997)
                                                           --------------------

Investing activities:
  Proceeds from sales of furniture and equipment                 429         82
  Capital expenditures                                       (10,132)   (10,967)
  Change in short-term investments                            21,200         --
                                                           --------------------
             Net cash provided/(used) in investing
               activities                                     11,497    (10,885)
                                                           --------------------

Financing activities:
  Proceeds from issuance of common stock                       4,294      6,957
  Tax benefit from exercise of stock options                     507      5,394
                                                           --------------------
              Net cash provided by financing activities        4,801     12,351
                                                           --------------------

Translation adjustment                                           862        506
Minority interest on translation adjustment                       79        262
                                                           --------------------
Decrease in cash and cash equivalents                         (4,906)    (3,763)
                                                           --------------------
Beginning cash and cash equivalents                           93,918     86,529
                                                           --------------------
Ending cash and cash equivalents                              89,012     82,766
Short-term investments                                        15,200     11,500
                                                           --------------------
Ending cash and short-term investments                      $104,212   $ 94,266
                                                           --------------------
                                                           --------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for income taxes                $  1,475   $    592
                                                           --------------------
                                                           --------------------
NON-CASH INVESTING ACTIVITIES:
  Transfer of assets at net book value to affiliated
    company                                                   $6,003         --
                                                           --------------------
                                                           --------------------

          See accompanying notes to consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.

Certain amounts in the fiscal 1994 financial statements have been reclassified to conform with fiscal 1995 presentation.

The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or any other period.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 as filed with the Securities and Exchange Commission on June 29, 1994.


NOTE 2. CASH AND SHORT-TERM INVESTMENTS

Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. In May 1993, the Financial Accounting Standards Board issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement is effective for fiscal years beginning after December 15, 1993. The Company adopted the provisions of SFAS 115 for investments held as of or acquired after April 1, 1994. Under SFAS 115, investments in equity and debt securities are classified in three categories and accounted for based upon the classification. The Company has accounted for investments in debt securities as "available-for-sale" and has stated applicable investments at fair value, which approximates cost. The cost of securities sold is based upon the specific identification method. In accordance with the provisions of SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect, net of taxes, as of April 1, 1994, of adopting SFAS 115 was immaterial to the prior period financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Cash and short-term investments at December 31, 1994 and March 31, 1994 consisted of (in thousands):



                                                       December 31, 1994   March 31, 1994
                                                       -----------------   --------------

Cash and equivalents:
  Cash                                                          $  7,148         $  4,037
  Municipal securities                                            18,074           17,659
  Money market funds                                              39,863           44,245
  Mutual fund preferreds                                               -            1,999
  Commercial paper                                                     -            4,500
  Certificates of deposit                                              -            5,801
  Variable rate demand bonds                                       5,050            5,550
  Government backed bonds                                         12,937           10,127
  Repurchase agreements                                            5,940                -
                                                                --------         --------
                                                                  89,012           93,918
                                                                --------         --------
Short-term investments:
  Municipal securities                                             7,900           15,100
  Mutual fund preferreds                                           3,500           10,900
  Money market preferreds                                          3,800           10,400
                                                                --------         --------
                                                                  15,200           36,400
                                                                --------         --------
Cash and short-term investments                                 $104,212         $130,318
                                                                --------         --------
                                                                --------         --------


NOTE 3.  MARKETABLE SECURITIES

Marketable securities consist of equity securities. The Company has accounted for investments in equity securities as "available-for-sale" and has stated applicable investments at fair value, with unrealized losses reported as a separate component of stockholders' equity. Marketable securities had an aggregate cost (in thousands) of $11,931 at December 31, 1994.

NOTE 4. SOFTWARE DEVELOPMENT COSTS

To date the Company has not capitalized any software development costs in accordance with Statement of Financial Accounting Standard (SFAS) No. 86 since the impact to the financial statements for all periods presented has been immaterial.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 5. INVENTORIES

Inventories are stated at the lower of weighted average cost or market. Inventories at December 31, 1994 and March 31, 1994 consisted of (in thousands):


                                        December 31, 1994   March 31, 1994
                                        -----------------   --------------
Raw materials and work in process                $  3,503         $  3,704
Finished goods                                     13,671            5,987
                                                ---------         --------
                                                 $ 17,174         $  9,691
                                                 --------         --------
                                                 --------         --------


NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of furniture and equipment is computed using the declining balance method over the estimated useful lives of the respective assets, which range from three to seven years. The building is being depreciated using the declining balance method over 20 years. Amortization of leasehold improvements is computed using the declining balance method over the lesser of the lease terms or the estimated useful lives of the improvements.


NOTE 7.  ACCRUED LIABILITIES

Accrued liabilities at December 31, 1994 and March 31, 1994 consisted of (in thousands):


                                        December 31, 1994   March 31, 1994
                                        -----------------   --------------

Accrued expenses                                  $29,671          $22,332
Accrued income taxes                               25,841           16,324
Accrued royalties                                  22,600           13,511
Accrued compensation and benefits                   8,506            9,969
                                                    -----            -----
                                                  $86,618          $62,136
                                                  -------          -------
                                                  -------          -------


NOTE 8. NET INCOME PER SHARE

Net income per share is computed on the basis of the weighted average number of common shares and common equivalent shares outstanding and is adjusted for shares issuable upon exercise of stock options. The computation assumes the proceeds from the exercise of stock options were used to repurchase common shares at the average market price of the Company's common stock during each period. Such average shares outstanding (in thousands) for the three months ended December 31, 1994 and 1993 were 50,165 and 50,258, respectively, and for the nine months ended December 31, 1994 and 1993 were 49,793 and 49,958, respectively. There is no significant difference between primary and fully diluted earnings per share.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE  9.  INVESTMENT AND JOINT VENTURE

THE 3DO COMPANY

The Company has approximately an 18.5% ownership interest in The 3DO Company ("3DO"). Other investors include Time Warner Enterprises, a unit of Time Warner, Inc., Matsushita Electric Industrial Co., Ltd., MCA, AT&T and two venture capital firms. The investment is accounted for under the equity method. In December 1992, the Company paid 3DO (in thousands) $2,000 as prepaid non refundable software royalties in connection with an offer by 3DO to all of its software licensees to reduce its royalty rate from $3.00 to $2.00 per copy to the extent of royalties prepaid by December 1992. Accordingly, the Company had prepaid the royalties on the first one million units of software published by the Company that are based on the 3DO technology. At December 31, 1994, the Company had a prepaid software royalty balance (in thousands) in the amount of approximately $482. Additionally, the Company had prepaid royalties (in thousands) of approximately $600 at December 31, 1994 for two products developed by 3DO and published and distributed by the Company.


ELECTRONIC ARTS VICTOR, INC.

The Company has a majority interest in a joint venture corporation, Electronic Arts Victor, Inc. ("EAV"), for the development and distribution of entertainment software products in Japan as well as certain Asian countries. EAV is sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI"), a wholly owned subsidiary of Victor Company of Japan, Limited. The Company has consolidated 100% of the assets, liabilities and results of operations for EAV. VEI's 35% interest in EAV and the loss therefrom has been reflected as "Minority interest in consolidated joint venture" on the Company's Consolidated Financial Statements.

ABC/EA HOME SOFTWARE, INC.

On December 6, 1994, the Company and Capital Cities/ABC, Inc. announced the formation of a joint venture company to develop and publish software for personal computers and new generation entertainment machines. The new venture, ABC/EA Home Software, Inc., will publish children's edutainment and interactive entertainment multimedia titles as well as reference products. Under the terms of the agreement, each company will maintain a 50% ownership interest in the joint venture company. The investment is accounted for under the equity method. Electronic Arts will be the exclusive distributor of any interactive titles sold by the joint venture in the retail channel.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 10: OPERATIONS BY GEOGRAPHIC AREAS

The Company operates in one industry segment. Information about the Company's operations in North America, Europe, Australia and Japan for the three months and nine months ended December 31, 1994 and 1993 is presented below (in thousands). All intersegment sales among North American entities (EA San Mateo, EA Canada Inc., EA Puerto Rico Inc., EA Productions Inc. and Origin Systems, Inc.) have been eliminated. Therefore, intersegment activity disclosed on this schedule reflects only the transactions that have taken place between the geographic segments disclosed below.


                                                  North
                                                 America      Europe      Australia        Japan      Eliminations     Total
                                                --------     -------      ---------       -------     ------------   --------

THREE MONTHS ENDED DECEMBER 31, 1994
Net revenues from unaffiliated customers        $154,779     $43,372        $5,075        $13,426       $     --     $216,652
Intersegment net revenues                         20,410       1,291             8             --        (21,709)          --
                                                --------     -------        ------        -------       --------     --------
     Total net revenues                         $175,189     $44,663        $5,083        $13,426       $(21,709)    $216,652
                                                --------     -------        ------        -------       --------     --------
                                                --------     -------        ------        -------       --------     --------

Operating income/(loss)                         $ 24,256     $10,003        $1,078        $(2,010)      $     --     $ 33,327

Identifiable assets                             $258,747     $67,942        $5,884        $17,123       $     --     $349,696

NINE MONTHS ENDED DECEMBER 31, 1994
Net revenues from unaffiliated customers        $269,480     $71,674        $9,332        $26,696       $     --     $377,182
Intersegment net revenues                         31,043       2,855            52             34        (33,984)          --
                                                --------     -------        ------        -------       --------     --------
     Total net revenues                         $300,523     $74,529        $9,384        $26,730       $(33,984)    $377,182
                                                --------     -------        ------        -------       --------     --------
                                                --------     -------        ------        -------       --------     --------

Operating income/(loss)                         $ 35,027     $16,801        $1,770        $(6,150)      $     --     $ 47,448



THREE MONTHS ENDED DECEMBER 31, 1993
Net revenues from unaffiliated customers        $124,238     $18,443        $1,954        $ 4,906       $     --     $149,541
Intersegment net revenues                          8,642       1,204            --             --         (9,846)          --
                                                --------     -------        ------        -------       --------     --------
     Total net revenues                         $132,880     $19,647        $1,954        $ 4,906        $(9,846)    $149,541
                                                --------     -------        ------        -------       --------     --------
                                                --------     -------        ------        -------       --------     --------

Operating income/(loss)                         $ 19,683     $ 5,728        $  360        $(1,335)      $     --     $ 24,436

Identifiable assets                             $182,911     $41,384        $5,813        $14,466       $     --     $244,574

NINE MONTHS ENDED DECEMBER 31, 1993
Net revenues from unaffiliated customers        $244,171     $50,489        $5,317        $11,154       $     --     $311,131
Intersegment net revenues                         22,541       2,469            --             --        (25,010)          --
                                                --------     -------        ------        -------       --------     --------
     Total net revenues                         $266,712     $52,958        $5,317        $11,154       $(25,010)    $311,131
                                                --------     -------        ------        -------       --------     --------
                                                --------     -------        ------        -------       --------     --------

Operating income/(loss)                         $ 35,826     $10,386        $  793        $(2,624)      $     --     $ 44,381





NOTE 11:  SUBSEQUENT EVENT

On January 23, 1995, the Company acquired all of the outstanding shares of Bullfrog Productions, Ltd., a European interactive game developer based in Surrey, England. Bullfrog, which became a wholly-owned subsidiary of the Company, has had a seven-year history with the Company as a strategic partner in designing and developing interactive game software. The acquisition will be accounted for as a pooling-of-interests.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial data and the notes thereto included in Item 1 of this Quarterly Report and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 as filed with the Securities and Exchange Commission on June 29, 1994.


NET REVENUES
                                       December 31,     December 31,
                                           1994             1993        % change
                                       -----------------------------------------

CONSOLIDATED NET REVENUES
  Three Months Ended                   $216,652,000     $149,541,000      44.9%
  Nine Months Ended                    $377,182,000     $311,131,000      21.2%

NORTH AMERICA NET REVENUES
  Three Months Ended                   $154,779,000     $124,238,000      24.6%
   as a percentage of net revenues            71.4%            83.1%
  Nine Months Ended                    $269,480,000     $244,171,000      10.4%
   as a percentage of net revenues            71.4%            78.5%

INTERNATIONAL NET REVENUES
  Three Months Ended                   $ 61,873,000     $ 25,303,000     144.5%
   as a percentage of net revenues            28.6%            16.9%
  Nine Months Ended                    $107,702,000      $66,960,000      60.8%
   as a percentage of net revenues            28.6%            21.5%


The Company derives revenues from shipments of EA Studio cartridge products, EA Studio floppy-disk and CD personal computer products, EA Studio CD products for dedicated entertainment / educational systems, licenses of EA Studio products and shipments of Affiliated Label floppy-disk and CD products that are published by third parties.

North American net revenues increased 24.6% for the three months ended December 31, 1994 compared to the same period last year. The Company released 22 products during the quarter compared to 27 in the same period last year. The increase in North American net revenues was primarily due to an increased market share in the maturing 16-bit videogame cartridge market and an increase in the number of videogame cartridge products released to 14 in the current quarter compared to 9 in the same period last year. In addition, net revenues derived from EA Studio CD products increased significantly during the three months ended December 31, 1994 compared to the same period last year due to the rapid market shift from floppy-disk based personal computer products to CD based products. North American net revenues increased 10.4% for the nine months ended December 31, 1994 compared to the same period last year primarily due to the significant increase in CD based products and a higher volume of 16-bit videogame cartridge products. International net revenues increased 144.5% for the three months and 60.8% for the nine months ended December 31, 1994 primarily due to an increase in revenues on the Sega Megadrive in Europe resulting from the Company's hit products, particularly FIFA INTERNATIONAL SOCCER, and the relative clearing from the channel of overstocked cartridge inventory; higher CD based net revenues in Europe reflecting the overall market shift to CD based products; and fiscal 1995 releases in Japan on the 3DO platform.


EA STUDIO NET REVENUES:

                                       December 31,     December 31,
                                           1994             1993        % change
                                       -----------------------------------------

VIDEOGAME PRODUCT NET REVENUES
  Three Months Ended                   $153,304,000     $118,679,000      29.2%
   as a percent of net revenues               70.8%            79.4%
  Nine Months Ended                    $248,579,000     $233,953,000       6.3%
   as a percent of net revenues               65.9%            75.2%


The Company released fourteen new videogame products during the third quarter of fiscal 1995 including MADDEN FOOTBALL '95, FIFA INTERNATIONAL SOCCER '95, NBA LIVE '95, and PGA TOUR III for the Sega Genesis and MADDEN FOOTBALL '95, NBA LIVE '95, and NHL HOCKEY '95 on the SNES. Sega cartridge sales were $99,152,000 for the three months ended December 31, 1994 compared to $75,357,000 for the same period last year. SNES sales were $50,193,000 for the three months ended December 31, 1994 compared to $43,314,000 for the same period last year. Gamegear sales were $3,878,000 for the three months ended December 31, 1994 compared to none for the same period last year. Sega sales were $178,351,000 for the nine months ended December 31, 1994 compared to $172,277,000 for the same period last year. SNES sales were $62,349,000 for the nine months ended December 31, 1994 compared to $60,892,000 for the same period last year.
Gameboy sales (which were immaterial for the three months ended December 31, 1994 and 1993) were $4,001,000 for the nine months ended December 31, 1994 compared to $784,000 for the same period last year. Gamegear sales were $3,878,000 for the nine months ended December 31, 1994 compared to none for the same period last year. The increase in 16-bit videogame cartridge net revenues for the three months ended December 31, 1994 reflects, in part, the Company's strategy of releasing a higher percentage of cartridge product in the third quarter compared to other quarters in the year in order to derive full benefit from the holiday season. Accordingly, the increase in videogame cartridge net revenues is not necessarily indicative of results to be expected in future quarters.

In the past, the 16-bit videogame hardware and software markets have experienced very rapid rates of growth. As these markets have matured, hardware sales declined in 1994 and the growth in software sales slowed. The Company expects fewer hardware systems to be sold in calendar 1995 than in calendar 1994 and the software videogame cartridge market is expected to decline as well. The growth rate of the Company's net revenues derived from 16-bit videogames is expected to slow or decline in future quarters, and the percentage of the Company's total net revenues derived from 16-bit videogames is expected to decline during the transition to new generation 32-bit and 64-bit systems. In addition, as the 16-bit cartridge market is becoming more "hits-driven", the Company will ship fewer cartridge products in calendar 1995 than in calendar 1994.

Under the terms of a licensing agreement entered into with Sega Enterprises, Ltd., ("Sega") in July 1992 ("the Sega Agreement"), the Company is authorized to develop and distribute ROM-cartridge software products compatible with the Sega Genesis system through December 1995. Genesis cartridges are manufactured by the Company in Puerto Rico and by a third party manufacturer under terms of the Sega Agreement. A shortage of components, or other factors outside the control of the Company could impair the Company's ability to obtain an adequate supply of cartridges.

Under the terms of its licensing agreement with Nintendo, the Company engages Nintendo to manufacture its SNES cartridges for distribution. The Company has little ability to control its supply of cartridges or the timing of their delivery. A shortage of microchips, or other factors outside the control of the Company, could impair the Company's ability to obtain an adequate supply of cartridges. Nintendo maintains a policy of not accepting returns. Considering these and other factors, the carrying of an inventory of cartridges entails additional investments and risks. Videogame cartridges, particularly SNES, are more expensive to produce than floppy disks and CD-ROMs and are produced in higher volumes. Accordingly, if Electronic Arts' sales mix of SNES videogame products increases, it will be exposed to greater inventory costs and increased risks of unexpected returns of unsold products.


CD PRODUCT NET REVENUES

                                       December 31,     December 31,
                                           1994             1993        % change
                                       -----------------------------------------

  Three Months Ended                    $36,499,000       $4,210,000     767.0%
   as a percentage of net revenues            16.8%             2.8%
  Nine Months Ended                     $64,772,000       $5,328,000    1115.7%
   as a percentage of net revenues            17.2%             1.7%


The Company released seven new CD based products in the third quarter of the current fiscal year including five for the IBM personal computer and two for the 3DO Interactive Multiplayer compared to three for the IBM personal computer, one for the Macintosh, one for the 3DO Interactive Multiplayer and one for the Sega CD in the same period last year. As mentioned above and elsewhere in this report, this increase in both absolute dollars and as a percentage of total net revenues reflects the beginning of a market transition from 16-bit cartridge systems to CD platforms and the Company's strategy to focus its development efforts on CD based platforms. The Company expects revenues from CD products to grow but as the revenues from CD products increases, the Company does not expect these percentage growth rates to continue.

Under the terms of the Sega Agreement, the Company is authorized to develop and distribute CD-ROM software products compatible with the Sega CD peripheral through December 1996. Genesis CD-ROM products are manufactured by third party manufacturers. A shortage of components, or other factors outside the control of the Company, could impair the Company's ability to obtain an adequate supply of CD-ROMs.


FLOPPY-DISK PRODUCT NET REVENUES

                                       December 31,     December 31,
                                           1994             1993        % change
                                       -----------------------------------------

  Three Months Ended                     $5,611,000      $12,382,000     (54.7)%
   as a percentage of net revenues             2.6%             8.3%
  Nine Months Ended                     $21,992,000      $41,186,000     (46.6)%
   as a percentage of net revenues             5.8%            13.2%


The Company released one new floppy-disk based personal computer product in the third quarter of the current fiscal year compared to twelve for the same period last year. The decrease in net revenues derived from shipments of EA Studio floppy-disk based personal computer products was due to the decrease in the number of titles released and the market shift toward CD based products. The Company expects a continued decrease in net revenues derived from floppy-disk based personal computer products resulting from the rapid market shift toward CD based personal computer products.


LICENSE/OEM NET REVENUES

                                       December 31,     December 31,
                                           1994             1993        % change
                                       -----------------------------------------

  Three Months Ended                     $4,637,000       $1,981,000     134.1%
   as a percentage of net revenues             2.1%             1.3%
  Nine Months Ended                     $11,331,000       $4,557,000     148.7%
   as a percentage of net revenues             3.0%             1.5%


The increase in license/OEM net revenues for the three months and nine months ended December 31, 1994 compared to the same periods last year was primarily a result of the licensing of the Company's SNES products to a third party in Europe.


AFFILIATED LABEL NET REVENUES

                                       December 31,     December 31,
                                           1994             1993        % change
                                       -----------------------------------------

  Three Months Ended                    $16,601,000      $12,289,000      35.1%
   as a percentage of net revenues             7.7%             8.2%
  Nine Months Ended                     $30,508,000      $26,107,000      16.9%
   as a percentage of net revenues             8.1%             8.4%


The increase in Affiliated Label net revenues for the three months and nine months ended December 31, 1994 compared to the same periods last year was due to net revenues derived from a higher volume of CD based products. This was partially offset by a decrease in net revenues derived from floppy-disk based personal computer products. The shift in product mix for the Affiliated Label business to primarily CD based products reflects the Company's continued effort in developing relationships with smaller affiliated labels focusing on CD based platforms. Affiliated Label CD based net revenues represented approximately 73% and 68% of total Affiliated Label net revenues for the three months and nine months ended December 31, 1994, respectively, compared to 36% and 26%, respectively, for the same periods last year.


COST OF GOODS SOLD

                                       December 31,     December 31,
                                           1994             1993        % change
                                       -----------------------------------------

  Three Months Ended                   $126,941,000      $84,562,000      50.1%
   as a percentage of net revenues            58.6%            56.5%
  Nine Months Ended                    $209,435,000     $167,963,000      24.7%
   as a percentage of net revenues            55.5%            54.0%


The increase in cost of goods sold, as a percentage of net revenues, for the three months and nine months ended December 31, 1994 compared to the same periods last year was primarily due to higher cartridge costs on Sega and SNES cartridge products resulting from larger cartridge configurations, higher professional and celebrity royalties and higher accrued reserves in the third quarter of fiscal 1995 for sales returns and allowances, as a percentage of revenue, on cartridge products as a result of the maturing 16-bit videogame cartridge market. This was partially offset by an increase in higher margin EA Studio CD net revenues and license/OEM net revenues, as a percentage of total net revenues.


MARKETING AND SALES

                                       December 31,     December 31,
                                           1994             1993        % change
                                       -----------------------------------------

  Three Months Ended                    $25,886,000      $15,580,000      66.1%
   as a percentage of net revenues            11.9%            10.4%
  Nine Months Ended                     $46,862,000      $35,508,000      32.0%
   as a percentage of net revenues            12.4%            11.4%


The increase in marketing and sales expenses was primarily attributable to an increase in television advertising in the current quarter compared to the same periods last year and an increase in variable sales expenditures which is a function of higher net revenues.


GENERAL AND ADMINISTRATIVE

                                       December 31,     December 31,
                                           1994             1993        % change
                                       -----------------------------------------

  Three Months Ended                     $9,680,000       $7,475,000      29.5%
   as a percentage of net revenues             4.5%             5.0%
  Nine Months Ended                     $22,849,000      $18,523,000      23.4%
   as a percentage of net revenues             6.1%             6.0%


The increase in general and administrative expenses for the three months and nine months ended December 31, 1994 resulted primarily from increased bad debt reserves recorded in Japan and legal costs associated with business development activities in the U.S. and Europe in the current quarter.


RESEARCH AND DEVELOPMENT

                                       December 31,     December 31,
                                           1994             1993        % change
                                       -----------------------------------------

  Three Months Ended                    $20,818,000      $17,488,000      19.0%
   as a percentage of net revenues             9.6%            11.7%
  Nine Months Ended                     $50,588,000      $44,756,000      13.0%
   as a percentage of net revenues            13.4%            14.4%


The increase in research and development expenses was primarily due to an increase in the number of products under development, higher average development costs for CD based products versus cartridge products and a continued investment in new technologies for new generation systems.


OPERATING INCOME

                                       December 31,     December 31,
                                           1994             1993        % change
                                       -----------------------------------------

  Three Months Ended                    $33,327,000      $24,436,000      36.4%
   as a percentage of net revenues            15.4%            16.3%
  Nine Months Ended                     $47,448,000      $44,381,000       6.9%
   as a percentage of net revenues            12.6%            14.3%


Operating income increased for the three months and nine months ended December 31, 1994 compared to the same periods last year due to higher revenues; this was partially offset by lower gross profit margins and an increase in operating expenses.


INTEREST AND OTHER INCOME, NET

                                       December 31,     December 31,
                                           1994             1993        % change
                                       -----------------------------------------

  Three Months Ended                    $   769,000       $  761,000       1.1%
   as a percentage of net revenues             0.4%             0.5%
  Nine Months Ended                     $11,458,000       $2,645,000     333.2%
  as a percentage of net revenues              3.0%             0.9%


Interest and other income, net increased for the three months ended December 31, 1994 compared to the same period last year primarily due to higher interest
rates; this was partially offset by amortization of intangibles.   Interest and
other income, net increased for the nine months ended December 31, 1994 primarily due to a one time payment in the first quarter of the current fiscal year from Broderbund Software, Inc. ("Broderbund") of $8,600,000, which is net of costs incurred by the Company of $1,400,000, associated with the termination of the merger agreement between the Company and Broderbund.


INCOME TAXES

                                       December 31,     December 31,
                                           1994             1993        % change
                                       -----------------------------------------

  Three Months Ended                    $10,979,000      $ 7,559,000      45.2%
   effective tax rate                         32.2%            30.0%
  Nine Months Ended                     $18,671,000      $14,327,000      30.3%
   effective tax rate                         31.7%            30.5%


The Company's effective tax rate increased for the three months and nine months ended December 31, 1994 compared to the same periods last year primarily due to the current quarter and current year net operating loss reported by EAV.


MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE

                                       December 31,     December 31,
                                           1994             1993        % change
                                       -----------------------------------------

  Three Months Ended                     $  726,000         $470,000      54.5%
   as a percentage of net revenue              0.3%             0.3%
  Nine Months Ended                      $2,110,000         $762,000     176.9%
   as a percentage of net revenue              0.6%             0.2%


The Company has a majority interest in a joint venture corporation, Electronic Arts Victor, Inc. ("EAV"), in Japan for the development and distribution of entertainment software products in Japan as well as certain Asian countries. EAV is sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI"), a wholly owned subsidiary of Victor Company of Japan, Limited. The minority interest represents VEI's 35% interest in EAV. The increase in minority interest for the three months and nine months ended December 31, 1994 is due to a higher reported loss for EAV compared to the same periods last year.


NET INCOME

                                       December 31,     December 31,
                                           1994             1993        % change
                                       -----------------------------------------

  Three Months Ended                    $23,843,000      $18,108,000      31.7%
   as a percentage of net revenue             11.0%            12.1%
  Nine Months Ended                     $42,345,000      $33,461,000      26.6%
   as a percentage of net revenue             11.2%            10.8%


The increase in net income for the three months ended December 31, 1994 was due to higher net revenues; this was partially offset by lower gross profit margins, higher operating expenses and a higher effective tax rate. The increase for the nine months ended December 31, 1994 was due to the after-tax net gain of approximately $6,000,000 from a one time payment of a merger termination fee in the first quarter of the current fiscal year as well as higher net revenues; this was partially offset by lower gross profit margins, higher operating expenses and a higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased $29.6 million from March 31, 1994 to a balance of $165.3 million at December 31, 1994. Cash and short-term investments decreased by $26.1 million to $104.2 million and receivables increased by $80.0 million to $145.1 million primarily due to a higher proportion of the quarter's sales occurring in the second half of the quarter and an increased investment in inventories during the seasonally high holiday season.

The Company has increased its reserve accrual rate for sales returns and allowances as a percentage of revenue on cartridge products as a result of the maturing 16-bit videogame cartridge market. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Reserves for bad debts and sales returns increased $15.8 million to $44.9 million from March 31, 1994 due to the increased reserve accrual rate and higher revenues. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

Property and equipment were higher at December 31, 1994 compared to March 31, 1994 primarily due to computer hardware and software purchases required to support the Company's development efforts for existing and new generation systems.

Inventory levels increased $7.5 million from March 31, 1994 to $17.2 million at December 31, 1994 due to increased finished good cartridge product primarily resulting from higher levels of sales and a higher concentration of cartridge product in the December quarter.

In connection with the Company's purchases of cartridges to be distributed in North America, Nintendo of America, Inc. requires irrevocable letters of credit ("LC") prior to accepting purchase orders from the Company. At December 31, 1994, the Company had three LC's totaling $2,855,000, issued and outstanding. For purchases of cartridges for distribution in Japan, Nintendo of Japan requires cash deposits in lieu of LC's. At December 31, 1994, EAV did not have any outstanding cash deposits for purchase of Nintendo cartridges. Also in lieu of LC's, EAV utilizes a line of credit to fund these deposits and purchases of Nintendo cartridges. At December 31, 1994, EAV had an outstanding balance on this line of approximately $6,000,000.

Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements for the foreseeable future.

RISK FACTORS

     The Company's business is subject to a number of risks. Some of those risks are described below. Other risks are presented elsewhere in this report.

RAPID TECHNOLOGICAL CHANGE

     The interactive software industry is expected to undergo significant change in part due to the introduction or planned introduction of numerous new hardware platforms and remote and electronic delivery systems and the entry and participation of new industries and companies in interactive media. The difficulties in predicting which new platforms and delivery systems will be successful, and the timing of such, and which new companies entering the interactive arena will have a material impact on the industry, cause additional uncertainty in predicting the financial results of the Company.

     The new generation of systems are based on 32-bit or 64-bit microprocessors that incorporate dedicated graphic chipsets. Many of these systems utilize CD-ROM drives. The Company began development of 32-bit products over two years ago by creating the original software development system for the 3DO Interactive Multiplayer - the first new generation product, shipment of which began during calendar 1993. Sega, Sony Corporation, and the team of Nintendo and Silicon Graphics all have announced plans to manufacture and distribute new generation systems. Sega and Sony have distributed their new generation hardware systems in Japan during the December 1994 quarter and expect to ship these systems in North America later in calendar 1995.

     The transition from 16-bit cartridge-based game machines to more sophisticated new generation systems can be expected to continue to adversely affect the near term financial results of the Company. In preparation for this industry transition, an increasing portion of the Company's new product releases in the near term are expected to be for new platforms including IBM PC-CD and compatibles and Macintosh CD. While the Company expects to release more titles during fiscal 1995 than during fiscal 1994, the installed base of new platforms is, and will continue to be, substantially smaller for the near term than the installed base of 16-bit cartridge machines at this time. While the Company believes that obtaining an early position in advanced entertainment products is strategically important, the Company does not expect its historical growth rate to continue during this transition period.

     In addition, as the 16-bit cartridge market matures, hardware sales have declined and will continue to decline. Accordingly, the growth rate of software sales for the 16-bit cartridge systems slowed in 1994 and is expected to decline in 1995. In addition, the software market is becoming more "hits" driven.
Fewer products in that market generally are successful and additional marketing and sales expenses can be expected to be incurred to promote retailers' sales of 16-bit cartridge products.

COMPETITION

     The market for the Company's products is highly competitive. Important factors in marketing both entertainment and educational software include product features, quality and reliability, brand recognition, hardware compatibility, ease of understanding and operation, dealer merchandising, access to existing distribution channels and retail shelf space, advertising, pricing, and availability and quality of support services. A variety of companies offer products that compete directly with one or more of Electronic Arts' products. These direct competitors vary in size from very small companies with limited resources to companies with financial, managerial and technical resources comparable to or greater than those of Electronic Arts. Manufacturers of videogame cartridges such as Nintendo and Sega, together with their licensees, and publishers of personal computer software such as Microsoft Corporation, also compete with Electronic Arts for consumers' interactive entertainment software purchases. The markets in which Electronic Arts' products compete are expected to undergo significant changes, due in part to the introduction or planned introduction of numerous new hardware platforms and electronic delivery systems, and the entry and participation of new industries and companies, including diversified entertainment companies which may become significant competitors.

PRODUCTS AND PRODUCT DEVELOPMENT

     One of the new platforms supported by the Company is the 3DO Interactive Multiplayer developed by The 3DO Company ("3DO"). The 3DO Interactive Multiplayer was introduced in October 1993 and has not yet achieved significant sales volumes. There can be no assurance that the 3DO platform or 3DO as a company will ever be successful. The Company has recently introduced several titles for the 3DO platform and expects to release additional titles in calendar 1995. The Company also has a substantial number of additional titles under development for new generation platforms, such as 3DO. The Company believes that its development activities for the 3DO platform are not materially different from those for other new generation CD-based platforms and, in accordance with the Company's general development practices, a substantial portion of the 3DO development will be portable to other platforms. However, because of the Company's association with 3DO, a material adverse effect on the business or prospects of 3DO or a substantial adverse change in the stock price of 3DO could have a material adverse effect on the Company's stock price.

     Typically, the majority of the Company's revenues in any quarter are derived from products first released during that quarter. In the third quarter of fiscal 1995, the Company generated approximately three-quarters of its revenues from products released during the quarter. Interactive entertainment
software products typically have life spans of 3 to 12 months.   Accordingly,
the Company must constantly develop and bring to market new products that achieve market acceptance quickly. The Company's future success will depend in large part on its ability to develop and introduce new products on a timely basis. New products must keep pace with competitive offerings, adapt to new hardware platforms and emerging industry standards and provide additional functionality. If the Company were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability would have a material adverse effect on its operating results and financial condition.

     Historically, no hardware platform or system has achieved long term dominance for interactive entertainment software. The Company currently develops or publishes products for 17 different hardware platforms and has developed and marketed products on 30 different and incompatible platforms in the past. The Company makes substantial investments in research and development of products for operation on the new hardware platforms which the Company anticipates will become more popular. Such investment occurs one to two years in advance of shipment of products on such platforms. If the Company invests in a platform that does not achieve significant market penetration, the Company's planned revenues from those products will not be achieved and the Company may not recover its development investment. Conversely, if the Company does not choose to develop for a platform that achieves significant market success, its revenue growth may also be adversely affected. There can be no assurance that the Company will correctly make such platform choices. The Company's current and planned fiscal 1995 product introductions are predominantly for 16-bit platforms such as the SNES and the Genesis videogame systems and the Sega CD, and 32-bit platforms including, but not limited to, the IBM PC and compatibles, the Apple Macintosh, the Commodore Amiga, and the 3DO Interactive Multiplayer.

     The Company anticipates that compact discs will emerge as the preferred medium for interactive entertainment, education, and information software. The Company continued its investment in the development of CD-ROM tools and technologies in fiscal 1995 and at December 31, 1994 had approximately 57 products in development for new CD-ROM platforms including, but not limited to, the Sega CD, the IBM PC and compatibles, the Apple Macintosh and the 3DO Interactive Multiplayer.

     Product development schedules, particularly for new hardware platforms, are difficult to predict due to the difficulty of scheduling the creative processes, the use of new development tools for new platforms and the learning process associated with development for new technologies, as well as other factors. Floppy-disk and CD-ROM products frequently include more content and are more complex to develop than cartridge products and, accordingly, cause additional development and scheduling risk. In addition, the product development risk for floppy-disk and CD-ROM products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalization of products and projected release dates late in a quarter. Failure to meet product development schedules may cause a shortfall in shipments in any quarter and may cause the operating results for such quarter to fall significantly below anticipated levels.

MARKETING AND DISTRIBUTION

     The Company has stock-balancing programs for computer products (whether provided on floppy-disk or CD-ROM) that, under certain circumstances and up to a specified amount, allow for the exchange of personal computer products. The Company also typically provides for price protection for its products that, under certain conditions, allows for price reduction of unsold products. The Company maintains a policy of exchanging products or giving credits and does not give cash refunds. Moreover, the risk of product returns may increase as new hardware platforms become more popular, or there are changes in the distribution system. Additionally, risk of product returns for 16-bit cartridge products is increasing as that market matures and becomes "hits" driven. The Company monitors and manages the volume of its sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. The Company believes that it provides adequate reserves for returns and price protection which are based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors, and that its current reserves will be sufficient to meet return and price protection requirements for the foreseeable future. However, there can be no assurance that actual returns or price protection will not exceed the Company's reserves.

     The interactive software market has historically been a volatile and highly dynamic industry affected by seasonality, changing technology, limited platform life cycles, hit products, competition, component supplies, consumer spending and other economic trends. These factors may affect the predictability of the operating results of the Company. In addition, the operating results of the Company have in the past been influenced by the economic state of the electronics industry generally, and this trend may continue in the future. In particular, the Company believes that consumer spending trends are adversely affecting the interactive software market at this time. In addition, retailers, in reaction to the declining 16-bit cartridge market, are attempting to reduce their levels of inventory by buying more cautiously. These factors may reduce retailers' purchases of the Company's software products in the next several periods and accordingly, may adversely affect the financial results of the Company.

     The distribution channels through which consumer software products are sold have been characterized by rapid change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. The bankruptcy or other business difficulties of a distributor or retailer could render Electronic Arts' accounts receivable from such entity uncollectible, which could have an adverse effect on the operating results and financial condition of the Company. As mentioned earlier, increased bad debt reserves were recorded in Japan in the current year. In addition, an increasing number of companies are competing for access to these channels. Electronic Arts' arrangements with its distributors and retailers may be terminated by either party at any time without cause. Distributors and retailers often carry competing products. Retailers of Electronic Arts' products typically have a limited amount of shelf space and promotional resources for which there is intense competition. There can be no assurance that distributors and retailers will continue to purchase Electronic Arts' products or provide Electronic Arts' products with adequate levels of shelf space and promotional support.

SEASONALITY

     The Company's business is highly seasonal. The Company typically experiences its highest revenues and operating profits in the calendar year-end holiday season and a seasonal low in revenues and operating profits in the quarter ending in June. Seasonal trends may also be magnified by general economic or industry factors.

EMPLOYEES

     The Company believes that its ability to attract and retain qualified employees is an important factor in its growth and development and that its future success will depend, in large measure, on its ability to continue to attract and retain qualified employees. To date, the Company has been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct its business successfully. However, competition for employees in the interactive software business is intense, and there can be no assurance that the Company will continue to be able to attract and retain enough qualified employees in the future. None of the Company's employees is subject to a collective bargaining agreement, and the Company believes that its employee relations are excellent.

FLUCTUATIONS IN OPERATING RESULTS; VOLATILITY OF STOCK PRICE

     A substantial majority of the total revenue of the Company in any quarter typically results from orders received in that quarter and products introduced in that quarter. As a result, the Company's quarterly results of operations are difficult to predict, and small delays in product deliveries may cause quarterly revenues, operating results and net income to fall significantly below anticipated levels. The Company's revenues and net income could also be materially and adversely affected by cancellation of orders, changes in customer base or product mix, and increased competition.

     Quarterly financial results are difficult to predict and quarterly financial results may fall short of anticipated levels. The Company typically receives orders shortly before shipments, making backlog, particularly early in any quarter, an unreliable indicator of quarterly results. Quarterly results may be difficult to predict until the end of the quarter. A shortfall in shipments at the end of any particular quarter may cause the results of that quarter to fall significantly short of anticipated levels. Due to analysts' expectations of continued growth and other factors, any such shortfall in earnings could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. As a result of the foregoing factors and other factors that may arise in the future, the market price of the Company's Common Stock may be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer, software, entertainment, media or electronics industries or the securities markets in general.

     Because of the foregoing factors, as well as other factors affecting the Company's operating results and financial condition, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is subject to pending claims. Management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits in the aggregate would not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

          None

(b) No reports on Form 8-K were filed by the Registrant during the three months ended December 31, 1994.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ELECTRONIC ARTS INC.
                              (Registrant)






                              /s/E. STANTON MCKEE
                              --------------------------------------
DATED:                        E. STANTON MCKEE
February 13, 1995             Senior Vice President and
                              Chief Financial and Administrative Officer
                              (Duly authorized officer)