Form 10-K405
period 1995-03-31
ELECTRONIC ARTS INC
filed 1995-06-29
CIK 712515

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the Fiscal Year Ended March 31, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT   OF 1934 (NO FEE REQUIRED)  For the transition period from
     ___ to ___

                           Commission File No. 0-17948


                              ELECTRONIC ARTS INC.
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                     94-2838567
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1450 FASHION ISLAND BOULEVARD
SAN MATEO, CALIFORNIA                                        94404
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code:  (415) 571-7171

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:     NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES X   NO
                                        ---    ---

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, HELD BY NON-AFFILIATES OF THE REGISTRANT ON JUNE 6, 1995 WAS $882,003,773.

AS OF JUNE 6, 1995, THERE WERE 51,060,338 SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement (the "Proxy Statement") for its 1995 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

This report consists of 154 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 51.

                                 ELECTRONIC ARTS
                          1995 FORM 10-K ANNUAL REPORT

                                Table of Contents
                                                                         Page
                                     PART I                              ----

Item 1.   Business                                                         3

Item 2.   Properties                                                      17

Item 3.   Legal Proceedings                                               18

Item 4.   Submission of Matters to a Vote of Security Holders             18

Item 4A.  Executive Officers of the Registrant                            19

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholders Matters                                            22

Item 6.   Selected Financial Data                                         23

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       24

Item 8.   Financial Statements and Supplementary Data                     29

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures                                       43

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant              44

Item 11.  Executive Compensation                                          44

Item 12.  Security Ownership of Certain Beneficial Owners and Management  44

Item 13.  Certain Relationships and Related Transactions                  44

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                        45

Signatures                                                                49

Exhibit Index                                                             51

                                     PART I

ITEM 1:   BUSINESS

OVERVIEW

     Electronic Arts' predecessor was incorporated in California in 1982. In September 1991, Electronic Arts was reincorporated under the laws of Delaware. Unless otherwise indicated, the "Company" or "Electronic Arts" refers to Electronic Arts Inc., a Delaware corporation, its California predecessor and its wholly-owned and majority-owned subsidiaries. Electronic Arts' principal executive offices are located at 1450 Fashion Island Boulevard, San Mateo, California 94404. Its telephone number is (415) 571-7171.

     Electronic Arts creates, markets and distributes interactive entertainment software for a variety of hardware platforms. As of March 31, 1995, the Company marketed approximately 119 titles developed by it and/or published under one of its brand names, and distributed approximately 135 additional titles developed by other software publishers ("Affiliated Labels"). As of March 31, 1995, the Company had developed over 60 titles that had each generated life-to-date net revenues in excess of $5,000,000. Since its inception, the Company has developed products for 32 different computer hardware platforms, including the following: IBM personal computer and compatibles, Commodore 64, Amiga, Apple II, Apple Macintosh, 8-bit Nintendo Entertainment System (the "NES"), Nintendo "Game Boy" and Sega "Game Gear" hand-held units, 16-bit Sega Genesis videogame system (the "Genesis"), 16-bit Super Nintendo Entertainment System (the "SNES"), Sega CD-ROM (Compact Disc-Read Only Memory) peripheral device, IBM PC-CD and compatibles, Macintosh CD and 3DO Interactive Multiplayer. Substantially all of the Company's products sold during the Company's 1995 fiscal year were developed for 16-bit and 32-bit platforms. The Company is currently developing software products for use with the new generation of hardware platforms including Sega Saturn and Sony PlayStation. As of March 31, 1995, the Company was developing products for 14 different hardware platforms.

     The Company's product development methods and organization are modeled on those used in the entertainment industry, and the Company markets its products with techniques borrowed from other entertainment companies such as record producers, magazine publishers and video distributors. Company employees called "producers", who are each responsible for the development of one or more products, oversee product development and direct teams comprised of both Electronic Arts employees and outside contractors. Electronic Arts' designers regularly work with celebrities and organizations in sports, entertainment and other areas to develop products that provide gaming experiences that are as realistic and interactive as possible. Celebrities and organizations with whom the company has had contracts include: Mario Andretti, Michael Jordan, Shaquille O'Neil, Gary Kasparov, John Madden, Tony LaRussa, Chuck Yaeger, the National Basketball Association and the National Hockey League. The Company maintains development studios in California, Texas, Canada, Japan and the United Kingdom.

     The Company invests in the creation of state-of-the-art software tools and utilities that are then used in product development. These tools, such as the Company's "Artist Workstation," allow for more cost-effective product development and the ability to more efficiently convert products from one hardware platform to another. The Company has also made investments in new facilities and equipment to facilitate the creation and editing of digital forms of video and audio recordings and product development efforts for new hardware platforms.

     Additionally, the Company produces film, videotape and audio recordings to include in its products. Two of the Company's subsidiaries, Electronic Arts Productions Inc. (d/b/a Crocodile Productions) and Electronic Arts Productions Ltd., have signed agreements with the Screen Actors Guild (SAG) and American Federation of Television and Radio Artists (AFTRA) in the United States and with British Actors Equity Association (Equity) in the UK, respectively, giving the Company access to a wide range of talent for use in Company-produced film and video for inclusion in the Company's products.

     Electronic Arts distributes its products and those of its Affiliated Labels primarily by direct sales to retail chains and outlets in the United States and primarily through third party distributors in Asia. In Europe, historically, the Company has distributed its products primarily through third party distributors, but is currently distributing primarily directly to retailers. The Company's products are available in over 50,000 retail locations worldwide. In fiscal 1995, approximately 32% of the Company's net revenues were generated by international operations, compared to 25% and 30% in fiscal 1994 and fiscal 1993, respectively.

ACQUISITIONS, INVESTMENTS AND JOINT VENTURE

     ACQUISITIONS

     In November 1994, Electronic Arts acquired DROSoft, an independent distributor of entertainment software, based in Madrid, Spain. In February, 1995, the Company acquired Kingsoft GmbH, a European distributor of interactive software based in Aachen, Germany. These acquisitions have expanded the Company's direct distribution capabilities in the European market. In January 1995, the Company acquired Bullfrog Productions Ltd., an interactive software developer based in the United Kingdom. This acquisition has expanded the Company's development resources. See Note 13 of the Notes to Consolidated Financial Statements included in Item 8 hereof.

     These acquisitions have placed, and will continue to place, a substantial strain on the Company's management, operational, financial and administrative resources, particularly in the Company's international business. There can be no assurance that the Company will be able to successfully integrate these entities or derive any substantial benefits or synergies from such acquisitions, or that such acquisitions will be profitable for the Company.

     INVESTMENTS

     The Company has made strategic investments as part of its overall growth strategy and currently holds minority equity interests in several companies, including SportsLab, Inc., Visual Concepts, Novalogic, Inc. and The 3DO Company. There can be no assurance that the Company will realize long term benefits from any or all of these investments or that it will continue to carry any or all of these investments at their current value.

     JOINT VENTURE

     In December 1994, Electronic Arts and Capital Cities/ABC, Inc. formed a joint venture company, Creative Wonders, LLC. (formerly ABC/EA Home Software,
LLC), to develop and publish children's edutainment and interactive entertainment titles as well as reference products. See Note 12 of the Notes to Consolidated Financial Statements included in Item 8 hereof. The Company currently distributes Creative Wonders' products as one of the Company's Affiliated Labels.

MARKET

     Historically, no hardware platform or system has achieved long-term dominance in the interactive entertainment market. This phenomenon has resulted in the Company developing products at one time or another for 32 different hardware platforms. Today, the competition in the market for hardware platforms has intensified, with the introduction and planned introduction of new 32-bit and 64-bit videogame systems and the rising installed base of multimedia-enabled home computers. This multi-platform approach continues to be a cornerstone of the Company's strategy and the Company plans to continue to develop and publish products for multiple platforms.

     Early generation computer systems for which interactive software products were published such as the Apple II and the Commodore 64 were 8-bit floppy-disk-based personal computers. Several years ago these systems were eclipsed by more powerful personal computer systems based on 16-bit microprocessors, such as the IBM PC and compatibles, the Commodore Amiga and the Apple Macintosh. Current computer systems utilize 32-bit microprocessor technology and typically run both floppy disk and CD-ROM based products.

     Videogame systems have likewise changed significantly over time. In 1986 and 1987, Nintendo Co., Ltd. ("Nintendo") and Sega Enterprises, Ltd. ("Sega") introduced 8-bit videogame systems that, compared to existing general-purpose computer systems available at the time, were low in price, easy to use and had more sophisticated audio-video capabilities. In late 1989, Sega began shipping its Genesis system, a more-powerful 16-bit videogame system. In August 1991, Nintendo introduced its 16-bit SNES videogame system. In late 1992, Sega introduced the Sega CD-ROM drive as an add-on peripheral to its Genesis system.

     Currently, the interactive software industry is undergoing another significant change due in part to the introduction or planned introduction of new hardware platforms, as well as remote and electronic delivery systems. The new generation of systems are based on 32-bit and 64-bit microprocessors that incorporate dedicated graphics chipsets. Many of these systems utilize CD-ROM drives. The Company began development of 32-bit software products over three years ago by creating the original software development system for the first of these advanced products, the 3DO Interactive Multiplayer, which began selling in calendar 1993. Sega and Sony each began distribution of their next generation hardware systems (named the "Saturn" and "PlayStation", respectively) in Japan during the quarter ended December 1994. Sega began limited shipment of the Saturn in North America in May 1995 and Sony has announced plans to begin shipping the PlayStation in North America in September 1995. The team of Nintendo and Silicon Graphics announced plans to manufacture and distribute the Ultra 64 advanced system for initial shipment in the spring of 1996. The 3DO Company has announced its next generation system, the M2, with first shipment scheduled in the first half of calendar year 1996.

     New entrants in the interactive entertainment and multimedia industries, such as cable television, telephone and diversified media and entertainment companies, and a proliferation of new technologies, such as on-line networks and the Internet, are making market forecasting and prediction of financial results increasingly difficult for the Company. However, in the near term, the Company expects that the transition from 16-bit cartridge-based game machines to the advanced systems described above will continue to adversely affect the near term financial results of the Company. An increasing portion of the Company's new product releases in its 1996 fiscal year will be for advanced platforms, including the IBM PC-CD and compatibles, the Sega Saturn and Sony PlayStation, which will, in the near term, have substantially smaller installed bases than the current 16-bit videogame systems. In the near term, the increase in unit sales of advanced platforms may be less than the decline in unit sales of 16-bit systems. As a result, while the Company expects to release more titles during fiscal 1996 than during fiscal 1995, the majority of these new products will be directed to the 32-bit systems and the Company's potential market during this transition period may be smaller. This set of circumstances will adversely affect the financial results of the Company in fiscal 1996, and most particularly in the first two quarters of fiscal 1996, before Sega's full roll-out of the Saturn and Sony's expected launch of the PlayStation in North America.

     As the 16-bit cartridge market matures, hardware sales have declined and will continue to decline. Accordingly, software sales for the 16-bit cartridge systems are declining rapidly and are expected to continue to decline in fiscal 1996. In addition, sales in the 16-bit software market have become more "hits" driven. Fewer products in that market are successful and publishers of these games, including the Company, must incur additional marketing and sales expenses to promote retailers' sales of their 16-bit cartridge products. In fiscal 1995, the Company released fewer titles for these platforms, concentrated releases during the year-end holiday seasons and focused marketing efforts on promoting hit products. In fiscal 1996, the Company plans to follow the same strategy and intends to release even fewer products for these platforms. The Company's total net revenues derived from 16-bit videogames declined in fiscal 1995 and is expected to significantly decline in fiscal 1996.

     The interactive software market has historically been a volatile and highly dynamic industry affected by seasonality, changing technology, limited hardware platform life cycles, hit products, competition, component supplies, consumer spending and other economic trends. Each of these factors affect the operating results of the Company, often in combinations that make predicting those operating results difficult. In particular, the Company believes that consumer spending trends are adversely affecting the interactive software market at this time, and that retailers, in reaction to the rapidly declining 16-bit cartridge market, are attempting to reduce their inventories by buying more cautiously. These factors can be expected to continue to depress sales of the Company's software products for the 16-bit as this market is succeeded by the 32-bit market.

     The Company believes that early investment in products for the 32-bit market is strategically important and the Company is therefore continuing its aggressive development activities for 32-bit platforms. This investment in advanced technology development, together with declining revenues in 16-bit products during this period may result in slow or insignificant growth in revenue and earnings for the 1996 fiscal year and reduced revenues and/or net loss for the first half of fiscal 1996.

     The eventual increase in the 32-bit market will in large part depend on the successful launch of the new hardware platforms. Delays by the hardware companies in the launch of these hardware platforms in key territories, or slower than anticipated acceptance by consumers, will slow the growth and prolong the transition from the 16-bit to 32-bit platforms.

COMPETITION

          The interactive consumer software market is highly competitive. Important factors in marketing both entertainment and educational software include content quality and entertainment value, product features, manufacturing quality and reliability, brand recognition, hardware compatibility, ease of understanding and operation, dealer merchandising, access to existing distribution channels and retail shelf space, advertising, pricing, and availability and quality of support services. A variety of companies offer products that compete directly with one or more of Electronic Arts' products. These direct competitors vary in size from very small companies with limited resources to companies with financial, managerial and technical resources comparable to or greater than those of Electronic Arts. Manufacturers of hardware platform systems, videogame cartridges and CD-ROM's such as Nintendo, Sega and Sony (together with their licensees) diversified media and entertainment companies such as Disney, Viacom and Time-Warner Inc. and publishers of personal computer software such as Microsoft Corporation also compete directly with the Company in providing interactive software products to consumers. In addition, companies in industries such as cable television and telecommunications, many of which have significant financial resources, have begun to diversify or have announced plans to enter the interactive software market. These new entrants have the potential to become significant competitors.

RELATIONSHIPS WITH SIGNIFICANT HARDWARE PLATFORM COMPANIES

     SEGA

     Under the terms of a licensing agreement entered into with Sega in July 1992, the Company is authorized to develop and manufacture ROM-cartridge software products compatible with the Sega Genesis system through December 1995 and to distribute those cartridges through June 1996. In addition, the Company is authorized to develop and distribute CD-ROM software products compatible with the Sega CD add-on drive for the Genesis through December 1996. Genesis cartridges are manufactured by the Company in Puerto Rico. Genesis CD-ROM products are manufactured by third party manufacturers. A shortage of components, or other factors outside the control of the Company could impair the Company's ability to obtain an adequate supply of cartridges or CD-ROMs. Videogame cartridges are more expensive to produce than CD-ROM products and at this time are generally produced in higher volumes.

     During fiscal 1995, the Company released seventeen Genesis games. Among these releases were NHL HOCKEY `95, MADDEN FOOTBALL `95, NBA LIVE `95, FIFA SOCCER `95, SHAQ-FU, BILL WALSH COLLEGE FOOTBALL `95 AND URBAN STRIKE, each of which achieved net revenues in excess of $10,000,000. All seventeen Genesis titles released by the Company in fiscal 1995 achieved net revenues in excess of $1,000,000.

     Also during fiscal 1995, the Company released three products for the Sega CD peripheral. One Sega CD product, FIFA INTERNATIONAL SOCCER, generated more than $2,000,000 in revenues.

          The Company currently derives a significant portion of its revenues from products developed for the Sega Genesis. In the fiscal year ended March 31, 1995, approximately 43% of the Company's net revenue came from sales of Sega Genesis products. The volume of sales of Sega Genesis products declined in fiscal 1995 and is expected to decline significantly in fiscal 1996. The Company plans to continue to develop and distribute titles for the Sega Genesis, though on a more limited scale than in the past, throughout fiscal 1996.

     NINTENDO

     The Company released six SNES games in fiscal 1995; among these releases were JOHN MADDEN FOOTBALL `95, NBA LIVE `95 and NHL HOCKEY `95, each of which achieved net revenues in excess of $10,000,000. All six SNES titles released by the Company in fiscal 1995 achieved net revenues in excess of $2,000,000.

     In fiscal 1995, approximately 14% of the Company's net revenues were derived from sales of software for the SNES platform. The Company licensed its products for publication in Europe on SNES to a third party and therefore did not sell SNES products in that territory during fiscal 1995. The Company has received and expects to receive additional license fees based on sales of its products published by such third party for the SNES in Europe. While gross margins on license fees are significantly higher than gross margin on sales of SNES products, the Company's net revenues from SNES products attributable to Europe was significantly lower in fiscal 1995 than in fiscal 1994, due to licensing of SNES products there. World-wide, the volume of sales of SNES products declined in fiscal 1995 and is expected to continue to decline in fiscal 1996.

     Under the terms of its licensing agreement with Nintendo, the Company engages Nintendo to manufacture its SNES cartridges. The Company has little ability to control its supply of cartridges or the timing of their delivery. A shortage of microchips, or other factors outside the control of the Company could impair the Company's ability to obtain an adequate supply of cartridges. In connection with the Company's purchases of Nintendo cartridges to be distributed in North America, Nintendo requires that the Company provide it with irrevocable letters of credit prior to Nintendo's acceptance of purchase orders from the Company. For purchases of Nintendo cartridges for distribution in Japan, Nintendo requires the Company to make cash deposits. Furthermore, Nintendo maintains a policy of not accepting returns. Because of these and other factors, the carrying of an inventory of cartridges entails significant investment and risk. Videogame cartridges, particularly for the SNES, are more expensive to produce than floppy disks and CD-ROMs and are manufactured in higher volumes. Accordingly, if the SNES cartridge segment of Electronic Arts' sales mix increases, the Company will be exposed to greater inventory costs and increased product return risks.

     3DO

     One of the advanced 32-bit platforms currently supported by the Company is the 3DO Interactive Multiplayer. 3DO, originally formed as a joint venture between Electronic Arts and a small development company, has subsequently raised equity capital from Time Warner, Matsushita and AT&T. 3DO completed the initial public offering of its common stock in May 1993 and a subsequent financing in June 1994. The Company currently owns approximately 18% of the common stock of 3DO.

     During fiscal 1995, the Company released eleven 3DO games, among these releases were ROAD RASH, SHOCKWAVE, J-LEAGUE VIRTUAL STADIUM SOCCER, THE NEED FOR SPEED, and FIFA INTERNATIONAL SOCCER, each of which achieved net revenues in excess of $2,000,000. The Company has achieved a leading position in 3DO software sales and has generated profits from sales of 3DO products in fiscal 1995. However, the Company's 3DO products have not achieved the sales levels of the Company's Genesis products primarily because the 3DO Interactive Multiplayer has not achieved market acceptance comparable to the Genesis and SNES platforms. The Company believes that its development methods for the 3DO platform are not materially different from those the Company uses to develop products for other CD-ROM based platforms and therefore a substantial portion of its development activities for the 3DO platform is portable to other platforms. Furthermore, the Company believes that through its 3DO development efforts it has gained valuable early experience in developing products for advanced 32-bit platforms.

     There can be no assurance that the 3DO platform or 3DO as a company will be successful. Because of the Company's equity stake in and historical association with 3DO, a material adverse effect on the business or prospects of 3DO or a substantial adverse change in the stock price of 3DO could have a material adverse effect on the Company's stock price.

     OTHER PLATFORMS

     The Company is also licensed to develop, publish and distribute products for play on the Sony PlayStation and the Sega Saturn and is currently developing products for those platforms.

PRODUCTS AND PRODUCT DEVELOPMENT

     In fiscal 1995, the Company generated approximately three-quarters of its revenues from products released during the year. Interactive entertainment software products typically have life spans of only 3 to 12 months.
Accordingly, the Company must constantly develop and bring to market new products that achieve market acceptance quickly. The Company's future success will depend in large part on its ability to develop and introduce new products on a timely basis. New products must keep pace with competitive offerings, adapt to new hardware platforms and emerging industry standards and provide additional functionality. If the Company were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability would have a material adverse effect on its operating results and financial condition.

     As of March 31, 1995, Electronic Arts was actively marketing approximately 119 titles, comprising approximately 232 stock keeping units ("sku's"), that were published by the Company's development divisions and subsidiaries ("EA Studios"). During fiscal 1995, the Company introduced over 51 EA Studios titles, representing over 85 sku's, compared to more than 55 EA Studio titles,
comprising over 80 sku's, in fiscal 1994.   From the inception of the Company
through March 31, 1995, the EA Studios organization had created and published more than 60 titles that had each generated more than $5,000,000 in life-to-date net revenues for the Company.

     The products published by EA Studios are designed and created by its in-house designers and artists and by independent software developers ("independent artists"). The Company typically pays the independent artists royalties ranging from 4% to 15% of net revenues, as defined in the related independent artist agreements.

     No one product accounted for more than 10% of the Company's net revenues
for fiscal 1995 and fiscal 1993.   For fiscal 1994, the Company had two
products, JOHN MADDEN FOOTBALL `94, published on three platforms, and NHL HOCKEY `94, published on four platforms, which represented approximately 13% and 11%, respectively, of the total 1994 net revenues.

     The Company publishes products in a number of categories such as sports, action and interactive movies, strategy, simulations, role playing and adventure, each of which is becoming increasingly competitive. The Company's sports-related products, marketed under the EA Sports brand name, accounted for a significant percentage of net revenues in fiscal years 1995 and 1994. There can be no assurance that the Company will be able to maintain its market share in the sports category.

     The retail selling prices of the Company's products, excluding older titles (marketed as "Classics"), typically range from $34.95 to $59.95. "Classics" have a retail selling price of $14.95.

     The Company currently develops or publishes products for 14 different hardware platforms and has from time to time developed and marketed products on 32 different and incompatible platforms in the past. The Company makes substantial investments in research and development of products for operation on new hardware platforms which the Company anticipates will become more popular. Such investment occurs one to two years in advance of shipment of products on such platforms. If the Company invests in a platform that does not achieve significant market penetration, the Company's planned revenues from those products will not be achieved and the Company may not recover its development investment. Conversely, if the Company does not choose to develop for a platform that achieves significant market success, its revenue growth may also be adversely affected. There can be no assurance that the Company will correctly make such platform choices.

     The Company's current and planned product introductions are predominantly for 16-bit platforms such as the SNES and the Genesis videogame systems, and 32-bit platforms such as the IBM PC and compatibles, the Apple Macintosh, the 3DO Interactive Multiplayer, the Sega Saturn and the Sony PlayStation. During the fiscal years 1995, 1994 and 1993, the Company had research and development expenditures of $73.9 million, $62.6 million and $37.5 million, respectively.


     The Company currently believes that compact discs will emerge as the preferred medium for interactive entertainment, education, and information software for the next several years. The Company continued its investment in the development of CD-ROM tools and technologies in fiscal 1995 and currently has more than 40 titles in development for new CD-ROM platforms, including the IBM PC and compatibles, the Apple Macintosh, the 3DO Interactive Multiplayer, the Sega Saturn and the Sony PlayStation. Most of these products will be convertible for use on multiple advanced hardware systems.

     Product development schedules, particularly for new hardware platforms, are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process associated with development for new technologies, as well as other factors. Floppy-disk and CD-ROM products frequently include more content and are more complex, time-consuming and costly to develop than cartridge products and, accordingly, cause additional development and scheduling risk. In addition, these development risks for floppy-disk and CD-ROM products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalization of products and projected release dates late in a quarter. Failure to meet product development schedules may cause a shortfall in shipments in any quarter and may cause the operating results for such quarter to fall significantly below anticipated levels.

     Additionally, the Company produces film and videotape to include in certain products pursuant to agreements between certain of the company's subsidiaries with SAG, AFTRA and Equity. See BUSINESS OVERVIEW above. However, the costs of video production are significantly higher than for software production, and for products which include a substantial amount of video (such as products in the interactive movie category), the costs of producing the video component is significantly higher than the cost of developing the software component, resulting in higher overall development costs for such products. Accordingly, significantly more units of such products must be sold to recoup the development and production costs. Extensive use of video in some of the Company's products, particularly its products in the interactive movie category, are experimental product development efforts for the Company and there can be no assurance that the significantly higher sales levels required to make these products successful will be achieved.

MARKETING AND DISTRIBUTION

     The Company distributes both EA Studio products and products developed and published by other software publishers known as "Affiliated Labels".

     In most cases, Affiliated Label products are delivered to the Company as completed products. As of March 31, 1995, the Company distributed approximately 135 Affiliated Label products. During fiscal 1995 the Company introduced over 130 Affiliated Label products, as compared to more than 130 titles in fiscal 1994. The Company has added several new Affiliated Labels over the past two years focusing on PC-CD product lines. No single Affiliated Label has accounted for more than 10% of the Company's net revenue in any of the last three fiscal years.

     The Company generated approximately 83% of its North American net revenues from direct sales through a field sales organization of professionals and a group of telephone sales representatives. The remaining 17% of its North American sales were made through a limited number of specialized and regional distributors and rack jobbers in markets where the Company believes direct sales would not be economical. The Company had no customers accounting for more than 10% of total net revenues for the years ended March 31, 1995 and 1993. The Company had sales to one customer which represented 10.8% of total net revenues for fiscal 1994.

     As discussed above, (See MARKET above) the 16-bit videogame business has become increasingly "hits" driven, requiring significantly greater expenditures for advertising, particularly for television advertising. There can be no assurance that the Company will continue to produce hit products or that advertising expenditures will increase sales sufficiently to recoup the advertising expenditures.

     The Company has stock-balancing programs for its personal computer products (whether provided on floppy-disk or CD-ROM) that, under certain circumstances and up to a specified amount, allow for the exchange of personal computer products by resellers. The Company also typically provides for price protection for its personal computer and videogame system products that, under certain conditions, allows the reseller a price reduction from the Company for unsold products. The Company maintains a policy of exchanging products or giving
credits, but does not give cash refunds.   The risk of price protection
requirements is increasing as a result of the maturing and the increasingly hit-based nature of the 16-bit video cartridge market. Moreover, the risk of product returns may increase as new hardware platforms become more popular or market factors force the Company to make changes in its distribution system. The Company monitors and manages the volume of its sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. The Company believes that it provides adequate reserves for returns and price protection which are based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors, and that its current reserves will be sufficient to meet return and price protection requirements for the foreseeable future. However, there can be no assurance that actual returns or price protection will not exceed the Company's reserves.

     The Company also has a fulfillment group that sells product directly to consumers through a toll-free number listed in advertising by the Company and its Affiliated Labels. This group is also responsible for targeted direct mail marketing and sells product upgrades, backups and accessories to registered customers.

     The distribution channels through which consumer software products are sold have been characterized by change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. The bankruptcy or other business difficulties of a distributor or retailer could render Electronic Arts' accounts receivable from such entity uncollectible, which could have an adverse effect on the operating results and financial condition of the Company. Uncollectible receivables from certain accounts in Japan resulted in an increase in bad debt reserves in fiscal 1995. In addition, an increasing number of companies are competing for access to these channels. Electronic Arts' arrangements with its distributors and retailers may be terminated by either party at any time without cause. Distributors and retailers often carry products that compete with those of the Company. Retailers of Electronic Arts' products typically have a limited amount of shelf space and promotional resources for which there is intense competition. There can be no assurance that distributors and retailers will continue to purchase Electronic Arts' products or provide Electronic Arts' products with adequate levels of shelf space and promotional support.

INTERNATIONAL OPERATIONS

     The Company has wholly-owned subsidiaries in the United Kingdom, France, Spain, Germany, Australia, Canada, and Puerto Rico as well as a majority-owned subsidiary in Japan. The amounts of net revenues, operating profit and identifiable assets attributable to each of the Company's geographic regions for each of the last three fiscal years are set forth in Note 17 of the Notes to the Consolidated Financial Statements included in Item 8 hereof. In comparison to fiscal 1994, international net revenues increased by 49% due primarily to the sale of CD-based products, together with an increase in licensing activities in Europe. This increase was partially offset by reduced SNES revenue in Europe and Japan. International revenues are not expected to continue to grow at the same rate as during fiscal 1995.

MANUFACTURING

     The Company's Genesis cartridge products are manufactured by the Company in Puerto Rico under the terms of a manufacturing license agreement with Sega. The assembly of the final packaged product is performed by outside organizations under the supervision of the Company's operations organization. The Company's SNES products are purchased as finished goods from Nintendo. Manufacturing and assembly of floppy-disk and CD products is performed by outside organizations under the supervision of the Company's operations organization. The manufacturing process for all software involves the duplication of software code onto floppy diskettes, ROM chips, or CD's, printing of packaging and documentation, and assembly of the final packaged product. Quality control tests are performed on all products by Company employees, and the products are then warehoused and shipped to customers by the Company.

     In many instances, the Company is able to acquire materials on a volume-discount basis. The Company has multiple potential sources of supply for most materials. Except with respect to its SNES products, the Company also has alternate sources for the manufacture and assembly of most of its products. To date, the Company has not experienced any material difficulties or delays in
production of its software and related documentation and packaging.   However, a
shortage of components or other factors beyond the control of the Company could impair the Company's ability to manufacture, or have manufactured, its products.

BACKLOG

     The Company normally ships product within a few days after receipt of an order. However, a backlog may occur for EA Studios and Affiliated Label products that have been announced for release but not yet shipped. The Company does not consider backlog to be an indicator of future performance.

SEASONALITY

     The Company's business is highly seasonal. The Company typically experiences its highest revenues and profits in the calendar year-end holiday season and a seasonal low in revenues and profits in the quarter ending in June. In its 1996 fiscal year, and particularly in the June and September quarters, the Company expects these seasonal trends to be magnified by general economic and industry factors, including the current transition from 16-bit cartridge-based game machines to the new 32-bit systems, and the concentration of the Company's product releases in the second half of fiscal 1996.

EMPLOYEES

     As of March 31, 1995, the Company employed approximately 1,172 people, of whom over 450 were outside the United States. The Company believes that its ability to attract and retain qualified employees is an important factor in its growth and development and that its future success will depend, in large measure, on its ability to continue to attract and retain qualified employees. To date, the Company has been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct its business successfully. However, competition for employees in the interactive software business is intense and increasing as competition in the industry increases (See COMPETITION above), and there can be no assurance that the Company will continue to be able to attract and retain enough qualified employees in the future. None of the Company's employees is subject to a collective bargaining agreement, and the Company believes that its employee relations are excellent.

OTHER RISK FACTORS

     In addition to those discussed above, the Company's business is subject to a number of other risks. Some of those risks are described below. Other risks are presented elsewhere in this report.

     A substantial majority of the total revenue of the Company in any quarter typically results from orders received in that quarter and products introduced in that quarter. The Company's expenses are based, in part, on expected future revenues. Certain overhead and product development expenses do not vary directly in relation to revenues. As a result, the Company's quarterly results of operations are difficult to predict, and small delays in product deliveries may cause quarterly revenues, operating results and net income to fall significantly below anticipated levels. The Company's revenues and net income could also be materially and adversely affected by cancellation of orders, changes in customer base or product mix, and increased competition.

     The Company typically receives orders shortly before shipments, making backlog, particularly early in any quarter, an unreliable indicator of quarterly results. Therefore, quarterly results may be difficult to predict until the end of the quarter. A shortfall in shipments at the end of any particular quarter may cause the results of that quarter to fall significantly short of anticipated levels. Due to analysts' expectations of continued growth and other factors, any such shortfall in earnings could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. As a result of the foregoing factors and other factors that may arise in the future, the market price of the Company's common stock may be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer, software, entertainment, media or electronics industries or the securities markets in general.

     Because of the foregoing factors, as well as other factors affecting the Company's operating results and financial condition, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


ITEM 2:   PROPERTIES

     The Company's principal administrative, sales and marketing, research and development, and support facility is located in four modern buildings in San Mateo, California, 15 miles south of San Francisco. The Company presently occupies approximately 196,000 square feet in these buildings, under leases that expire at various times between August 1998 and April 1999.

     In addition, the Company leases and occupies a 54,000 square foot facility, used as an office and warehouse in Hayward, California, as well as sales offices in the metropolitan areas of Toronto, Chicago, Dallas and New York. The Company's United Kingdom subsidiary occupies administrative, sales, and distribution facilities in Langley, England, under a long-term lease for a total of 28,000 square feet as well as 7,000 square foot development facility in Surrey, England, a 2,000 square foot administrative, sales and distribution facility in Lyon, France and two administrative, sales and distribution facilities in Germany, one for 1,000 square feet and another for 17,000 square feet. The Company also maintains an 8,000 square foot sales and distribution facility in Australia, an 10,000 square foot sales, distribution and development facility in Tokyo, Japan, a 37,000 square foot development facility in Burnaby, British Columbia, Canada, and a manufacturing facility in Puerto Rico. The Company also owns a 55,000 square foot development facility in Austin, Texas. See Notes 4 and 10 to Notes to Consolidated Financial Statements included in
Item 8 hereof.

     In February 1995, the Company entered into a master operating lease for land and a building to be constructed in Redwood City, California. The facility is to be used as a corporate headquarters for EA. The above mentioned rental space EA currently occupies is expected to be vacated upon the completion of the new corporate headquarters. The square footage of the new facilities is expected to be approximately 375,000.

     Commencing in the first quarter of fiscal 1996, the Company opened a 120,000 square foot facility, used as a warehouse in Louisville, Kentucky, and purchased a 178,000 square foot facility in Austin, Texas.

     The Company believes that these facilities are adequate for its current needs. The Company believes that suitable additional or substitute space will be available as needed to accommodate the Company's future needs.

ITEM 3:   LEGAL PROCEEDINGS

     The Company is subject to a number of routine pending litigation matters. Management, after review and consultation with counsel, considers that any liability from the disposition of such matters would not have a material adverse effect upon the financial condition or results of operations of the Company.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended March 31, 1995.

ITEM 4A:  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, who are chosen by and serve at the discretion of the Board of Directors, are as follows:

          Name                  Age                     Position
          ----                  ---                     --------

   Lawrence F. Probst III        45           Chairman of the Board of
                                                Directors, President and Chief
                                                Executive Officer
   William Bingham Gordon        45           Executive Vice President, EA
                                                Studios
   John W. Heistand              42           Senior Vice President, Corporate
                                                Business Development
   Mark S. Lewis                 45           Senior Vice President,
                                                International
   E. Stanton McKee, Jr.         50           Senior Vice President, Chief
                                                Financial and Administrative
                                                Officer
   Steve Salyer                  45           Senior Vice President, Business
                                                Development
   Nancy L. Smith                42           Senior Vice President, Sales
   David L. Carbone              44           Vice President, Finance
   Ruth A. Kennedy               40           Vice President, General
                                                Counsel and Secretary
   Linda R. Palmor               40           Controller

     MR. PROBST has been a director of the Company since January 1991 and currently serves as Chairman of the Board of Directors, President and Chief Executive Officer. He was elected as Chairman in July 1994. Mr. Probst served as Senior Vice President of EA Distribution, the Company's distribution division, from January 1987 to January 1991, and from September 1984, when he joined the Company, until December 1986, served as Vice President of Sales. Mr. Probst holds a B.S. degree from the University of Delaware.

     MR. GORDON has served as Executive Vice President of EA Studios since August 1993. Prior to this, he served as Senior Vice President of Entertainment Production since February 1992. From December 1989 to January 1992, he served as the Senior Vice President of Marketing. He also served as General Manager of EA Studios, as Vice President of Marketing, Director of Advertising and Vice President of the Company's former entertainment division while employed by the company. Mr. Gordon holds a B.A. degree from Yale University and an M.B.A. degree from Stanford University.

     MR. HEISTAND has served as Senior Vice President, Corporate Business Development since January 1995. From March 1994 to December 1994, he served as Senior Vice President and General Manager of the EA Sports Division. Upon joining the Company in July 1992, he served as Senior Vice President, Marketing. Prior to this he served as Vice President of Magazine Development for Hearst Magazine where he was the founding publisher of SmartMoney (The Wall Street Journal Magazine) from January 1989 to July 1992. He also served as Vice President for Consumer Marketing at Esquire Magazine Group, Inc. from October 1984 to December 1986, prior to its acquisition by the Hearst Corporation in 1986. Mr. Heistand holds a Bachelors Degree from Whitman College and a Masters in Management from J.L. Kellogg Graduate School of Management at Northwestern University.

     MR. LEWIS has served as Senior Vice President of International since July 1993. From August 1991 to July 1993, he served as President of Electronic Arts, Limited, a wholly-owned subsidiary of the Company which serves the European market from its base in Langley, England. He has also served as Managing Director of Electronic Arts, Ltd., Director of European Publishing, and as a Producer and Manager of Product Support and Acquisitions during his tenure with the Company. He has been employed by the Company since 1984. Mr. Lewis is a graduate of Yale University.

     MR. MCKEE joined the Company as Senior Vice President and Chief Financial and Administrative Officer in March 1989. Mr. McKee holds B.A. and M.B.A. degrees from Stanford University and is also a Certified Public Accountant.

     MR. SALYER has served as Senior Vice President of Business Development since July 1993. He joined the Company as Vice President of Business Development in May 1989.

     MS. SMITH has served as Senior Vice President of Sales since July 1993 and
as Vice President of Sales from 1988 to 1993.   Ms. Smith has also served as
Western Regional Sales Manager and National Sales Manager since she joined the Company in 1984. Ms. Smith holds a B.S. degree in management and organizational behavior from the University of San Francisco.

     MR. CARBONE has been with the Company since February 1991 as Vice President, Finance. He was elected Assistant Secretary of the Company in March 1991. Prior to joining the Company, Mr. Carbone served as Controller for Magnetic Pulse, Inc., a privately held designer of tools for hydrocarbon exploration, and was previously employed as Vice President of Finance for Vicom Systems Inc., a supplier of high-end graphics and imaging systems, from August
1989 to February 1990.   Mr. Carbone holds a B.S. degree in accounting from
King's College and is a Certified Public Accountant.

     MS. KENNEDY has been employed by the Company since February 1990. She served as Corporate Counsel until March 1991 and is currently Vice President, General Counsel and Secretary. Ms. Kennedy was elected Secretary in September 1994. Ms. Kennedy is a member of the State Bars of California and New York and received her B.A. degree from William Smith College and her Juris Doctor from the State University of New York.

     MS. PALMOR has been employed by the Company since February 1995. Prior to joining the Company, she held the position of Director of Accounting for The Disney Store, Inc. from December 1993 to January 1995. Ms. Palmor was Director of Corporate Reporting for The Walt Disney Company from July 1991 to December 1993. From September 1990 to July 1991, Ms. Palmor acted as financial consultant to several Los Angeles based distribution companies. She also served as Chief Financial Officer for L.A. Entertainment, Inc. from May 1989 to September 1990. Ms. Palmor holds a B.S. degree in Biochemistry from Manchester University and is a Certified Public Accountant and Chartered Accountant.

                                     PART II


ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company's Common Stock is traded on the National Market under the symbol "ERTS". The following table sets forth the quarterly high and low closing sales prices of the Company's Common Stock from April 1, 1993 through March 31, 1995. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.


                                                      CLOSING SALES PRICES
                                                      --------------------
                                                   HIGH                   LOW
                                                   ----                   ---
Fiscal Year Ended March 31, 1994:

First Quarter                                     $37.50                $25.50
Second Quarter                                     35.75                 26.50
Third Quarter                                      41.50                 29.25
Fourth Quarter                                     32.75                 23.75

Fiscal Year Ended March 31, 1995:

First Quarter                                     $25.75                $13.00
Second Quarter                                     18.75                 13.50
Third Quarter                                      22.50                 17.50
Fourth Quarter                                     25.75                 16.75


There were approximately 2,492 holders of record of the Company's Common Stock as of June 6, 1995. The Company believes that a significant number of beneficial owners of its Common Stock hold their shares in street names.

     DIVIDEND POLICY

     The Company has not paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6:   SELECTED FINANCIAL DATA

Year Ended March 31
(In thousands, except per share data)



INCOME STATEMENT DATA                                1995             1994            1993             1992             1991
- -------------------------------------------------------------------------------------------------------------------------------
Net revenues                                       $493,346         $418,289        $298,386         $175,094         $113,098
Cost of goods sold                                  263,357          224,606         160,578           90,915           61,847
                                              ---------------------------------------------------------------------------------
Gross profit                                        229,989          193,683         137,808           84,179           51,251

Operating expenses:
 Marketing and sales                                 61,951           46,847          38,465           22,679           15,153
 General and administrative                          29,308           23,767          20,713           13,962            9,218
 Research and development                            73,902           62,570          37,451           21,533           12,372
                                              ---------------------------------------------------------------------------------

Total operating expenses                            165,161          133,184          96,629           58,174           36,743
                                              ---------------------------------------------------------------------------------

Operating income                                     64,828           60,499          41,179           26,005           14,508
Interest and other income, net                       13,250            3,782           2,537            1,522            1,243
                                              ---------------------------------------------------------------------------------
Income before provision for income
 taxes and minority interest                         78,078           64,281          43,716           27,527           15,751
Provision for income taxes                           24,980           19,450          13,421            8,839            4,914
                                              ---------------------------------------------------------------------------------
Income before minority interest                      53,098           44,831          30,295           18,688           10,837
Minority interest in consolidated                     2,620              (94)            563               --               --
 joint venture                                ---------------------------------------------------------------------------------
Net income                                         $ 55,718          $44,737        $ 30,858         $ 18,688         $ 10,837
                                              ---------------------------------------------------------------------------------
                                              ---------------------------------------------------------------------------------
Net income per share                               $   1.07          $  0.86        $   0.62         $   0.40         $   0.24
                                              ---------------------------------------------------------------------------------
                                              ---------------------------------------------------------------------------------


BALANCE SHEET DATA AT FISCAL YEAR END
- -------------------------------------------------------------------------------------------------------------------------------
Cash and short-term investments                    $174,121       $  130,318      $   98,029       $   59,053      $    27,579
Marketable securities                                10,725           11,931              --               --               --
Working capital                                     169,142          135,741          85,094           57,375           33,437
Long term investment                                 14,200               --              --               --               --
Total assets                                        341,239          273,651         181,257          105,773           65,674
Total liabilities                                   103,018           97,988          67,687           37,764           22,020
Minority interest                                     1,148            3,485           2,999               --               --
Total stockholders' equity                          237,073          172,178         110,571           68,009           43,654

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------
RESULTS OF OPERATIONS

Comparison of Fiscal 1995 to 1994


                           1995                    1994              % change
- -------------------------------------------------------------------------------
Net revenues           $493,346,000            $418,289,000              17.9
- -------------------------------------------------------------------------------

Electronic Arts ("the Company" or "EA") derives revenues from shipments of EA Studio cartridge products, EA Studio Compact Disk ("CD") and floppy-disk personal computer products (primarily entertainment software), EA Studio CD products on dedicated entertainment systems, licensing of EA Studio products, distribution of EA Studio products through hardware companies ("OEMs") and shipments of Affiliated Label CD and floppy-disk products that are created by third parties.
     Total net revenues increased compared to the prior year primarily due to an increase in net revenues derived from a higher volume of CD based products (personal computer and 3DO Interactive Multiplayer), EA License/OEM products and Affiliated Label products. This was partially offset by a decrease in sales of 16-bit Super Nintendo Entertainment System ("Super NES") and EA floppy-disk products.
     Net revenues generated by cartridge based products were $293,375,000 or 60% of consolidated net revenues in fiscal 1995 compared to $311,936,000 or 75% of net revenues in fiscal 1994. The mix of net revenue in fiscal 1995 reflects the impact of the current transition from the mature 16-bit cartridge based market to the emerging 32-bit CD based market. As the 16-bit market has matured, hardware sales have slowed and the sales of the related software have declined and are expected to continue to decline. Additionally, as the 16-bit market has become more "hits-driven", the Company released fewer titles for these platforms and intends even fewer releases in fiscal 1996.
     Sales of EA Studio Sega Genesis ("Genesis") cartridge products in fiscal 1995 declined to $213,471,000, or 43% of total revenue, compared to $220,327,000, or 53% of total revenue in fiscal 1994. The Company released 17 new Genesis titles in fiscal 1995 compared to 24 in fiscal 1994.
     Net revenues derived from cartridge products for the Super NES were $68,462,000, or 14% of total revenue, in fiscal 1995 compared to $89,602,000, or 21% of total revenue in fiscal 1994. The Company released six new titles for the Super NES in fiscal 1995 compared to eight in fiscal 1994.
     Net revenues generated by hand-held cartridge products were $11,442,000 for fiscal 1995 compared to $2,007,000 in fiscal 1994. The Company does not expect to produce any new games for hand-held hardware in fiscal 1996 and accordingly, revenues are expected to decline.
     Net revenues from CD personal computer products increased to $72,227,000 in fiscal 1995, representing 15% of total net revenues, from $4,968,000, or 1% of total net revenues in fiscal 1994. The Company released 30 CD-ROM titles in fiscal 1995 compared to eight in fiscal 1994.
     CD products for dedicated entertainment systems, primarily the 3DO Interactive Multiplayer, generated net revenues of $31,632,000 in fiscal 1995, representing 6% of the total net revenues compared to $8,676,000, or 2% of total net revenues in fiscal 1994. The Company released 11 of these titles in fiscal 1995 compared to seven in fiscal 1994.
     Net revenues from floppy-disk based products decreased to $26,631,000, or 5% of the total in fiscal 1995, from $50,998,000, or 12 % in fiscal 1994. Results reflected the rapid market shift from floppy-disk based personal computer products to CD-based personal computer products. In fiscal 1995, the Company released 14 floppy disk titles, compared to 35 in fiscal 1994.
     Licensing of EA Studio products generated $21,001,000 in fiscal 1995, compared to $8,495,000 in fiscal 1994. The increase was primarily a result of the licensing of the Company's Super NES products to a third party in Europe and increased distribution of its products through OEMs.
     Net revenues from shipments of Affiliated Label products in fiscal 1995 increased to $48,480,000 from $33,216,000 in fiscal 1994. The increase, primarily attributable to higher net revenues for CD based products, was partially offset by a decrease in net revenues derived from floppy-disk based computer products. Affiliated Label CD based products represented 59% of total Affiliated Label net revenues in fiscal 1995, compared to 32% in fiscal 1994.
     North American net revenue totaled $335,303,000 in fiscal 1995, representing an increase of 7% over the $311,986,000 in net revenue generated in the prior year. The increase was primarily due to the significant increase in CD based products for both personal computers and dedicated entertainment systems. This increase was offset by a decrease in the volume of sales in the mature 16-bit cartridge market in North America. International net revenues increased 49% to $158,043,000 in fiscal 1995 from $106,303,000 in fiscal 1994.
The increase in international revenues was due primarily to the sale of CD based products, together with an increase in licensing activities in Europe. This was partially offset by reduced Super NES revenue in Europe and Japan.


- -------------------------------------------------------------------------------
                                1995                1994            % change
- -------------------------------------------------------------------------------
Cost of goods sold          $263,357,000        $224,606,000           17.3
As a percentage of
  net revenues                  53.4%               53.7%
- -------------------------------------------------------------------------------

Cost of goods sold as a percentage of revenues in fiscal 1995 reflects the higher margin associated with CD based products offset by the higher cartridge costs on Genesis and Super NES products resulting from larger cartridge configurations as well as higher professional and celebrity royalties.


- -------------------------------------------------------------------------------
Operating Expenses               1995                1994              % change
- -------------------------------------------------------------------------------
Marketing and sales           $61,951,000         $46,847,000            32.2
As a percentage of
  net revenues                   12.6%                11.2%
- -------------------------------------------------------------------------------
General and
  administrative              $29,308,000         $23,767,000            23.3
As a percentage of
  net revenues                    5.9%                 5.7%
- -------------------------------------------------------------------------------
Research and
  development                 $73,902,000         $62,570,000            18.1
As a percentage of
  net revenues                   15.0%                15.0%
 -------------------------------------------------------------------------------


The increase in marketing and sales expenses was primarily attributable to an increase in television advertising oriented to the "hits-driven" 16-bit cartridge business during the holiday season and an increase in cooperative advertising to support the 16-bit cartridge market.
     General and administrative expenses increased due to bad debt experienced in the joint venture in Japan and legal costs associated with business development activities in Europe.
     The increase in research and development expenses was primarily due to an increase in the number of products under development, higher average development costs for CD based products than for cartridge products, continued investment in new technologies for next generation systems and the acquisition of Bullfrog Productions Ltd., a United Kingdom based development company. The Company released a total of 86 new products in fiscal 1995 compared to 82 in fiscal 1994.



- -------------------------------------------------------------------------------
                             1995              1994              % change
- -------------------------------------------------------------------------------
Operating income           $64,828,000       $60,499,000            7.2

As a percentage
 of net revenues            13.1%             14.5%
- -------------------------------------------------------------------------------

The increase in operating income was primarily due to higher net revenues, reduced by an increase in operating expenses.


- -------------------------------------------------------------------------------
                               1995            1994               % change
- -------------------------------------------------------------------------------
 Interest and other
 income, net                $13,250,000      $3,782,000             250.3

 As a percentage
  of net revenues               2.7%            0.9%
- -------------------------------------------------------------------------------

The increase in other income was primarily due to a one-time payment of $8,600,000 from Broderbund Software, Inc. ("Broderbund"), net of costs of $1,400,000 incurred by the Company, associated with the termination of the merger agreement between the Company and Broderbund.

Additionally, interest income was higher in fiscal 1995 due to higher average balances together with higher average interest rates.



- -------------------------------------------------------------------------------
                          1995                1994                 % change
- -------------------------------------------------------------------------------
Income taxes           $24,980,000         $19,450,000               28.4
 Effective tax rate        32.0%               30.3%
- -------------------------------------------------------------------------------

The effective tax rate for fiscal 1995 increased over the prior year primarily due to the impact of the current year operating loss reported by Electronic Arts Victor ("EAV").


- -------------------------------------------------------------------------------
                                 1995             1994              % change
- -------------------------------------------------------------------------------
 Minority interest in
  consolidated joint
  venture                      $2,620,000       ($94,000)              N/M
 As a percentage
  of net revenues                 0.5%               --
- -------------------------------------------------------------------------------

EAV is sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI"), a wholly owned subsidiary of Victor Company of Japan, Limited. Minority interest for fiscal 1995 represents VEI's pro rata share of net loss from EAV's operations. Conversely, the fiscal 1994 minority interest represents VEI's pro rata share of EAV's net operating income for that period.


- -------------------------------------------------------------------------------
                             1995                 1994               % change
- -------------------------------------------------------------------------------
 Net income               $55,718,000          $44,737,000             24.5
 As a percentage
  of net revenues            11.3%                10.7%
- -------------------------------------------------------------------------------

The increase in net income was due to the after-tax net gain of approximately $5,800,000 from a one-time payment associated with the termination of the merger as well as higher revenues, partially offset by higher operating expenses and the impact of a higher effective tax rate.

RESULTS OF OPERATIONS

Comparison of Fiscal 1994 to 1993

                               1994               1993                % change
- -------------------------------------------------------------------------------
Net revenues               $418,289,000      $298,386,000              40.2
- -------------------------------------------------------------------------------

     Net revenues from Genesis cartridge products were $220,327,000 in fiscal 1994 compared to $167,447,000 in fiscal 1993. Genesis cartridge revenues represented 53% of total net revenues in fiscal 1994 and 56% in fiscal 1993.
The Company released 24 new cartridge titles for the Genesis in fiscal 1994 compared to 17 in fiscal 1993.
     Net revenues derived from Super NES cartridge products were $89,602,000 in fiscal 1994 compared to $53,515,000 in fiscal 1993. Super NES revenues grew to 21% of total revenues in fiscal 1994 up from 18% in fiscal 1993. The Company released eight new titles for the Super NES in fiscal 1994 compared to six in fiscal 1993.
     Revenue derived from the sale of Gameboy cartridge products were $2,007,000 in fiscal 1994, compared to $611,000 in fiscal 1993.
     Overall cartridge sales rose 41% to $311,936,000 in fiscal 1994 compared to $221,573,000 in fiscal 1993. Cartridge products provided 75% of net revenues in fiscal 1994 compared to 74% in fiscal 1993.
     Net revenues derived from EA Studio CD based products (CD based personal computer products, Genesis CD products and the 3DO Interactive Multiplayer products) increased to $13,644,000 in fiscal 1994 from $1,410,000 in fiscal 1993. CD based products provided 3% of net revenues in fiscal 1994 compared to less than 1% in fiscal 1993. EA Studio floppy-disk based products increased 45% to $50,998,000 in fiscal 1994 from $35,088,000 in fiscal 1993. EA Studio floppy-disk based products provided 12% of net revenues in fiscal 1994 and fiscal 1993. The increase in sales of EA Studio floppy-disk based products was due to an increase in the number of titles released in fiscal 1994 to 35 up from 26 in fiscal 1993.
     Net revenues derived from licensing of EA Studio products of $8,495,000 was approximately $1,116,000 lower than fiscal 1993. The Company emphasized the publication and distribution of its own products instead of licensing its products to third party publishers or distributing its products through OEMs. Net revenues derived from licensing of EA Studio products provided 2% of net revenues in fiscal 1994 compared to 3% in fiscal 1993.
     Net revenues from shipments of Affiliated Label products increased to $33,216,000 in fiscal 1994, up from $30,704,000 in fiscal 1993. The increase was primarily attributable to higher net revenues for CD based product of several new and existing affiliates. Fiscal 1994 Affiliated Label net revenues included $10,741,000 of sales for CD products compared to $2,322,000 in the prior year. Affiliated Label products provided 8% of net revenues in fiscal 1994 compared to 10% in fiscal 1993.
     On a geographic basis, in fiscal 1994, the Company derived 75% of net revenues from North America, 17% from Europe and 8% from the rest of the world, compared to 70% in North America, 25% in Europe and 5% from the rest of the world in fiscal 1993. European revenues declined 6% in US dollars due to continued weakness in the videogame cartridge market in that territory and the unfavorable currency exchange rate comparisons.


                                1994                1993              % change
- -------------------------------------------------------------------------------
 Cost of goods sold         $224,606,000        $160,578,000           39.9
 As a percentage of
  net revenues                  53.7%               53.8%
- -------------------------------------------------------------------------------

Cost of goods sold in fiscal 1994, as a percentage of net revenues, was comparable to the prior year. Higher product costs associated with larger capacity cartridge configurations were offset by a reduction in freight expenses on cartridge products as a result of shipping a higher percentage of units by sea versus by air.


- -------------------------------------------------------------------------------
 Operating Expenses              1994                 1993           % change
- -------------------------------------------------------------------------------

 Marketing and sales          $46,847,000          $38,465,000         21.8
 As a percentage of
  net revenues                   11.2%                12.9%
- -------------------------------------------------------------------------------
 General and
  administrative              $23,767,000          $20,713,000         14.7
 As a percentage of
  net revenues                    5.7%                 6.9%
- -------------------------------------------------------------------------------
 Research and
  development                 $62,570,000          $37,451,000         67.1
 As a percentage
 of net revenues                 15.0%                 12.6%
- -------------------------------------------------------------------------------

The increase in marketing and sales expenses was primarily attributable to increased television advertising, costs associated with the completion of Electronic Arts Victor, Inc.'s ("EAV") first full year of operations in fiscal 1994, increased headcount in North America and Europe and variable costs associated with the release of new products which increased over fiscal 1993.
     General and administrative expenses were higher than the prior year due to additional headcount, increased facility related expenses associated with additional office space acquired in order to accommodate growth, costs associated with the completion of EAV's first full year of operations and increased accruals for bad debts related to higher revenues.
     The increase in research and development expenses was primarily due to additional headcount and related expenses associated with an increase in the number of products under development, continued investment in development efforts for CD platforms and more in-house development. Additional investments were made in new interactive movie production facilities which utilize digitized audio and video information and product development efforts for new hardware platforms. The Company released 82 new products in fiscal 1994 compared to 51 in fiscal 1993.


- -------------------------------------------------------------------------------
                                 1994                 1993            % change
- -------------------------------------------------------------------------------
 Operating income            $60,499,000          $41,179,000           46.9
 As a percentage
  of net revenues               14.5%                13.8%
- -------------------------------------------------------------------------------

The increase in operating income was primarily due to higher net revenues. Operating income increased at a higher rate than net revenues due to lower operating expenses as a percentage of net revenues.


- -------------------------------------------------------------------------------
                              1994              1993             % change
- -------------------------------------------------------------------------------
 Interest and other
   income, net             $3,782,000        $2,537,000             49.1
 As a percentage
  of net revenues             0.9%             0.9%
- -------------------------------------------------------------------------------


Other income in fiscal 1994 increased over the prior year as a result of interest earned on higher average cash balances and foreign currency gains. This increase was partially offset by slightly lower interest rates.


- -------------------------------------------------------------------------------
                                1994                 1993            % change
- -------------------------------------------------------------------------------
 Income taxes               $19,450,000          $13,421,000            44.9
 Effective tax rate            30.3%                30.7%
- -------------------------------------------------------------------------------

The effective tax rate decreased primarily due to tax benefits associated with the Company's first full year of manufacturing operations in Puerto Rico and the reinstatement of the research and development credits. This was partially offset by an increase in the federal statutory tax rate.


- -------------------------------------------------------------------------------
                             1994                 1993            % change
- -------------------------------------------------------------------------------
 Minority interest in
  consolidated joint
  venture                 $(94,000)            $563,000           (116.7)
 As a percentage
  of net revenues              --                0.2%
- -------------------------------------------------------------------------------

EAV is sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI"), (formerly Victor Musical Industries, Inc.), a wholly owned subsidiary of Victor Company of Japan, Limited. Minority interest for fiscal 1994 represents VEI's pro rata share of net income from EAV's operations. Conversely, the fiscal 1993 minority interest represents VEI's pro rata share of EAV's net operating losses for that period.



- -------------------------------------------------------------------------------
                            1994                1993                % change
- -------------------------------------------------------------------------------
 Net income             $44,737,000          $30,858,000              45.0
 As a percentage
  of net revenues          10.7%                10.3%
- -------------------------------------------------------------------------------

As noted above, the increase in net income was a result of higher net revenues.

- -------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1995, the Company's working capital was $169,142,000, compared to $135,741,000 at March 31, 1994. Cash and short-term investments increase by approximately $43,803,000 in fiscal 1995. The Company generated $63,797,000 of cash from operations in fiscal 1995. This amount included approximately $5,800,000 after-tax associated with the termination of the merger agreement between the Company and Broderbund. In addition, approximately $7,220,000 was provided through the sale of equity securities under the Company's employee stock plans.
  Reserves for bad debts and sales returns increased from $29,113,000 at March 31, 1994 to $33,567,000 at March 31, 1995. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.
  During fiscal 1995 the Company invested approximately $16,503,000 relating to computer hardware and software purchases required to support the Company's development efforts, particularly as those efforts relate to the new generation of 32-bit based systems.
  Inventory levels at March 31, 1995 increased compared to March 31, 1994 to support the Company's expanded international distribution network, including the addition of Kingsoft in Germany and DROSoft (now "EA Spain") in Spain.
  In March 1995, the Company made a $14,200,000 long-term investment to enable it to take advantage of certain tax exemptions in its Puerto Rico operation.
  In connection with the Company's purchases of cartridges to be distributed in Japan, Nintendo of Japan requires cash deposits in lieu of letters of credit. At March 31, 1995, EAV had remaining cash deposits for purchases of Nintendo cartridges of approximately $803,000. Also in lieu of letters of credit, EAV utilizes a line of credit to fund these deposits and purchases of Nintendo cartridges. At March 31, 1995, EAV had an outstanding balance on this line of approximately $3,400,000.
  The Company's principal source of liquidity is $174,121,000 in cash and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements for the foreseeable future.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages 29 through 42.




INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Electronic Arts and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Electronic Arts and subsidiaries as of March 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts and subsidiaries at March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1995, in conformity with generally accepted accounting principles.



Palo Alto, California
April 21, 1995                                            KPMG Peat Marwick LLP

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)



                                                                                                  March 31
                                                                                          1995               1994
- -------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and short-term investments                                                     $174,121            $130,318
   Marketable securities                                                                 10,725              11,931
   Receivables, less allowances of $33,567 and $29,113, respectively                     56,389              65,115
   Inventories                                                                           12,358               9,691
   Prepaid royalties                                                                      8,318               8,642
   Deferred income taxes                                                                  3,142               5,284
   Other current assets                                                                   7,107               2,748
                                                                                       ----------------------------

      Total current assets                                                              272,160             233,729

 Property and equipment, net                                                             30,528              25,147
 Prepaid royalties                                                                        6,633               6,879
 Long-term investments                                                                   14,200                  --
 Investment in affiliate                                                                  6,475                  --
 Deferred income taxes                                                                       77               4,738
 Other assets                                                                            11,166               3,158
                                                                                       ----------------------------
                                                                                       $341,239            $273,651
                                                                                       ----------------------------
                                                                                       ----------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                                   $  34,247             $35,852
   Accrued liabilities                                                                   68,771              62,136
                                                                                       ----------------------------

      Total current liabilities                                                         103,018              97,988

 Minority interest in consolidated joint venture                                          1,148               3,485

 Stockholders' equity:
   Preferred stock, $0.01 par value. Authorized 1,000,000 shares                             --                  --
   Common stock, $0.01 par value. Authorized 70,000,000 shares;
   issued and outstanding 50,863,455 and 49,908,595 shares, respectively                    509                 477
   Paid-in capital                                                                       77,144              65,677
   Retained earnings                                                                    161,512             108,878
   Unrealized depreciation of investments                                                (1,206)                 --
   Translation adjustment                                                                  (886)             (2,854)
                                                                                       ----------------------------
      Total stockholders' equity                                                        237,073             172,178
                                                                                       ----------------------------
                                                                                       $341,239            $273,651
                                                                                       ----------------------------
                                                                                       ----------------------------


See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME


(In thousands, except per share data)


                                                                                            Years Ended March 31
                                                                                    1995           1994           1993
- ------------------------------------------------------------------------------------------------------------------------
 Net revenues                                                                     $493,346       $418,289       $298,386
 Cost of goods sold                                                                263,357        224,606        160,578
                                                                            --------------------------------------------

   Gross profit                                                                    229,989        193,683        137,808



 Operating expenses:
   Marketing and sales                                                              61,951         46,847         38,465
   General and administrative                                                       29,308         23,767         20,713
   Research and development                                                         73,902         62,570         37,451
                                                                            --------------------------------------------

      Total operating expenses                                                     165,161        133,184         96,629
                                                                            --------------------------------------------

      Operating income                                                              64,828         60,499         41,179
 Interest and other income, net                                                     13,250          3,782          2,537
                                                                            --------------------------------------------

   Income before provision for income taxes and minority interest                   78,078         64,281         43,716
 Provision for income taxes                                                         24,980         19,450         13,421
                                                                            --------------------------------------------

   Income before minority interest                                                  53,098         44,831         30,295
 Minority interest in consolidated joint venture                                     2,620            (94)           563
                                                                            --------------------------------------------

      Net income                                                                 $  55,718        $44,737        $30,858
                                                                            --------------------------------------------
                                                                            --------------------------------------------


 Net income per share                                                            $    1.07          $0.86          $0.62
                                                                            --------------------------------------------
                                                                            --------------------------------------------


 Number of shares used in computation                                               52,230         52,219         49,925
                                                                            --------------------------------------------
                                                                            --------------------------------------------


See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Years Ended March 31, 1995, 1994 and 1993     Common Stock
(In thousands)                             ---------------------

                                                                                                 Unrealized
                                                                         Paid-In    Retained     Investments   Translation
                                                   Shares      Amount    Capital    Earnings     Depreciation   Adjustment    Total
- -----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1992                        46,205       $440     $28,591     $39,223          $0           $(245)    $68,009

Proceeds from sales of shares
  through employee stock plans and other plans     1,626         16       5,341                                               5,357
Tax benefit related to stock options                                      9,060                                               9,060
Purchase of technology and buyout of profit
  participation agreements                           606          6       6,778                                               6,784
Adjustment for change in Origin Systems,
  Inc. fiscal year end                                                               (5,578)                                 (5,578)
S-corporation dividends                                                                (362)                                   (362)
Translation adjustment                                                                                           (3,557)     (3,557)
Net income                                                                           30,858                                  30,858
                                                 ----------------------------------------------------------------------------------
Balances at March 31, 1993                        48,437        462      49,770      64,141           0          (3,802)    110,571


Proceeds from sales of shares through
  employee stock plans and other plans             1,472         15       9,845                                               9,860
Tax benefit related to stock options                                      6,062                                               6,062
Translation adjustment                                                                                              948         948
Net income                                                                           44,737                                  44,737
                                                 ----------------------------------------------------------------------------------
Balances at March 31, 1994                        49,909        477      65,677     108,878           0          (2,854)    172,178


Proceeds from sales of shares through
  employee stock plans and other plans               954         10       7,210                                               7,220
Tax benefit related to stock options                                      4,242                                               4,242
Adjustment effect of poolings on prior
  periods                                                        22          15      (1,698)                                 (1,661)
Adjustment for change in Kingsoft, GmbH
  fiscal year end                                                                    (1,386)                                 (1,386)
Unrealized gains (losses) on investments                                                         (1,206)                     (1,206)

Translation adjustment                                                                                            1,968       1,968
Net income                                                                           55,718                                  55,718

Balances at March 31, 1995                        50,863       $509     $77,144    $161,512     $(1,206)          $(886)   $237,073
                                                 ----------------------------------------------------------------------------------
                                                 ----------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)                                                                                     Years ended March 31
                                                                                          1995           1994             1993
- -------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                              $55,718        $44,737          $30,858
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Minority interest in consolidated joint venture                                       (2,620)            94             (563)
   Depreciation and amortization                                                         10,763          7,865            3,994
   Loss on sale of fixed assets                                                              76             28              216
   Deferred rent                                                                            160             26              866
Adjustment for change in Kingsoft, GmbH fiscal year end                                  (1,386)            --               --
Change in assets and liabilities:
   Receivables                                                                            8,726        (38,733)          (6,581)
   Inventories                                                                           (2,887)         2,887           (3,235)
   Prepaid royalties                                                                     (5,120)        (5,804)          (4,705)
   Other assets                                                                         (11,306)         2,616           (3,777)
   Accounts payable                                                                      (1,605)         2,081           19,181
   Accrued liabilities                                                                    6,475         21,173            9,876
   Deferred income taxes                                                                  6,803          3,857           (3,468)
                                                                                      ------------------------------------------
     Net cash provided by operating activities                                           63,797         40,827           42,662
                                                                                      ------------------------------------------
INVESTING ACTIVITIES:
  Proceeds from sale of furniture and equipment                                             527             93               64
  Capital expenditures                                                                  (16,503)       (13,962)         (17,810)
  Investment in affiliate                                                                  (472)            --               --
  Short-term investments                                                                  5,700        (36,831)         (11,500)
  Long-term investments                                                                 (14,200)            --               --
  Acquisition of DROsoft                                                                 (1,397)            --               --
  Adjustment for effect of poolings on prior periods                                     (1,661)            --               --
                                                                                      ------------------------------------------
    Net cash used in investing activities                                               (28,006)       (50,700)         (29,246)
                                                                                      ------------------------------------------
FINANCING ACTIVITIES:
  Proceeds from sales of shares through employee                                          7,220          9,860            5,357
   stock plans and other plans
  Tax benefit from stock option exercises                                                 4,242          6,062            9,060
  S-corporation dividends                                                                    --             --             (362)
  Proceeds from minority interest investment in                                              --             --            3,500
   consolidated joint venture
                                                                                      ------------------------------------------
      Net cash provided by financing activities                                          11,462         15,922           17,555
                                                                                      ------------------------------------------

  Translation adjustment                                                                  1,968            948           (3,557)
  Minority interest on translation adjustment                                               282            392               62
                                                                                      ------------------------------------------

  Increase in cash and cash equivalents                                                  49,503          7,389           27,476
  Beginning cash and cash equivalents                                                    93,918         86,529           59,053
                                                                                      ------------------------------------------
  Ending cash and cash equivalents                                                      143,421         93,918           86,529
  Short-term investments                                                                 30,700         36,400           11,500
                                                                                      ------------------------------------------
  Ending cash and short-term investments                                               $174,121       $130,318          $98,029
                                                                                      ------------------------------------------
                                                                                      ------------------------------------------

  SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for income taxes                                         $  6,390       $  4,815          $ 8,315
                                                                                      ------------------------------------------
                                                                                      ------------------------------------------

  NON-CASH INVESTING ACTIVITIES:
    Transfer of assets at net book value to affiliated company                            6,003             --               --
    Unrealized losses on investments                                                   $ (1,206)      $     --         $     --
                                                                                      ------------------------------------------
                                                                                      ------------------------------------------


See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1995, 1994 AND 1993


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Electronic Arts, Inc. and its wholly owned subsidiaries (the "Company") and its majority owned subsidiary Electronic Arts Victor, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
          A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company follows:

(a)  FISCAL YEAR
The Company's fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to March 31 in each year. Since the results of an additional week are not material, and for clarity of presentation herein, all fiscal periods are treated as ending on a calendar month end.

(b)  REVENUE RECOGNITION
Product Sales: Revenue is recognized when the product is shipped. Subject to certain limitations, the Company permits customers to obtain exchanges within certain specified periods, and provides price protection on certain unsold merchandise. Revenue is reflected net of an allowance for returns and price protection.
          Software Licenses: For those agreements which provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized at delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned.
          Revenue from the licensing of software was $21,001,000, $8,495,000 and $9,611,000 for the fiscal years ended March 31, 1995, 1994 and 1993, respectively.

(c)  CASH AND INVESTMENTS
Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.
          The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, ("SFAS 115") as of April 1, 1994. Under SFAS 115, investments in equity and debt securities are classified in three categories and accounted for based upon the classification. The Company has accounted for short-term investments in debt securities as available-for-sale and has stated applicable investments at fair value, which approximates cost. The cost of securities sold is based upon the specific identification method. In accordance with the provisions of SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect, net of income taxes, as of April 1, 1994, of adopting SFAS 115 was immaterial to the prior period financial statements.

(d)  PREPAID ROYALTIES
Prepaid royalties represent prepayments made to independent software developers under development agreements. Prepaid royalties are expensed at the contractual royalty rate as cost of goods sold based on actual net product sales.
Management evaluates the future realization of prepaid royalties quarterly, and charges to research and development expense any amounts that management deems unlikely to be amortized at the contract royalty rate through product sales. Royalty advances are classified as current and noncurrent assets based upon estimated net product sales within the next year.

(e)  SOFTWARE DEVELOPMENT COSTS
Statement of Financial Accounting Standards No. 86 provides for the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. No software development costs have been capitalized to date as the impact on the financial statements for all periods presented is immaterial.

(f)  INVENTORIES
Inventories are stated at the lower of average cost or market. Inventories at March 31, 1995 and 1994 consisted of:


- -------------------------------------------------------------------------------
                                              1995                  1994
- -------------------------------------------------------------------------------
                                                     (in thousands)
Raw materials and work in process           $ 2,799               $ 3,704
Finished goods                                9,559                 5,987
- -------------------------------------------------------------------------------
                                            $12,358              $  9,691
- -------------------------------------------------------------------------------

(g)  PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of furniture and equipment is computed using the declining balance method over the estimated useful lives of the respective assets, which range from three to seven years. The building is being depreciated using the declining balance method over 20 years. Amortization of leasehold improvements is computed using the declining balance method over the lesser of the lease terms or the estimated useful lives of the improvements.

(h)  INTANGIBLE ASSETS
Intangible assets net of amortization at March 31, 1995 and 1994 of $2,340,000 and $1,136,000 are included in other current and noncurrent assets and include costs of obtaining product technology and noncompete covenants which are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically no more than five years, and goodwill resulting from the purchase of DROSoft (now known as EA Spain) in November 1994. Amortization expense for fiscal years ended March 31, 1995, 1994 and 1993 was $337,000, $318,000, and $144,000, respectively.

(i)       INCOME TAXES
The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS 109"). SFAS 109 requires an asset and liability approach to account for income taxes. The Company adopted SFAS 109 during fiscal 1994. Previously, the Company used Accounting Principles Board Opinion Number 11 in which deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of calculation. The adoption of SFAS 109 did not have a material impact on the Company s consolidated financial statements.

(j)  FOREIGN CURRENCY TRANSLATION
For each of the Company's foreign subsidiaries the functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using current exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates. The effects of foreign currency translation adjustments are deferred and included as a component of stockholders' equity.
          Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Included in interest and other income in the statements of income are foreign currency transaction gains of $785,000, $1,418,000 and $310,000 for the fiscal years ended March 31, 1995, 1994 and 1993, respectively.

(k)  NET INCOME PER SHARE
Net income per share is based on the weighted average number of common stock and common stock equivalents from stock options outstanding during the period.
There is no significant difference between primary and fully diluted earnings per share.

(l)       EMPLOYEE BENEFITS
The Company has deferred savings and profit sharing plans for its employees.
The Profit Sharing Plan was terminated effective March 31, 1995 and all employee account balances transferred to employee s accounts in the 401(k) Plan. Accordingly, there were no contributions to the Profit Sharing Plan for the fiscal year ended March 31, 1995 compared to $615,000 for the fiscal year ended March 31, 1994.
     The 401(k) Plan was amended to permit the Company to make discretionary contributions to employee s accounts based on the Company s financial performance. No such contribution was made during fiscal year 1995.

(m)  RECLASSIFICATIONS

Certain amounts have been reclassified to conform to fiscal 1995 presentation.

(2)  CASH AND INVESTMENTS

- -------------------------------------------------------------------------------
                                               1995                     1994
- -------------------------------------------------------------------------------
                                                       (in thousands)
 Cash and equivalents:
   Cash                                      $ 21,023                 $ 4,037
   Municipal securities                        42,813                  17,659
   Money market funds                          25,437                  44,245
   Mutual fund preferreds                          --                   1,999
   Commercial paper                            54,148                   4,500
   Government backed bonds                         --                  10,127
   Certificates of deposit                         --                   5,801
   Variable rate demand bonds                      --                   5,550
- -------------------------------------------------------------------------------
   Cash and equivalents                       143,421                  93,918
- -------------------------------------------------------------------------------
 Short-term investments:
   Municipal securities                         8,500                  15,100
   Mutual fund preferreds                          --                  10,900
   Money market preferreds                     22,200                  10,400
- -------------------------------------------------------------------------------
   Short-term investments                      30,700                  36,400
- -------------------------------------------------------------------------------
 Cash and short-term investments             $174,121                $130,318
- -------------------------------------------------------------------------------
 Long-term investments                       $ 14,200                $    --
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Long-term investments are in the form of commercial notes with maturities of five to eight years secured by U.S. Treasury Notes. Such investments enable the Company to take advantage of certain tax incentives in its Puerto Rico operation and are treated as held to maturity for financial reporting purposes.

(3)  MARKETABLE SECURITIES

Marketable securities consist of equity securities. The Company has accounted for investments in equity securities as "available-for-sale" and has stated applicable investments at fair value, with unrealized losses reported as a separate component of stockholders' equity. Marketable securities had an aggregate cost of $11,931,000 at March 31, 1995.

(4)  COMMITMENTS AND CONTINGENCIES

(a)  LEASE OBLIGATIONS
The Company leases its current facilities and certain equipment under non-cancelable operating lease agreements. The Company is required to pay property taxes, insurance and normal maintenance costs for certain of its facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Company's facilities.
    In February 1995, the Company entered into a master operating lease for land and a building to be constructed in Redwood City, California. The initial term of the lease is for a period of three years from the date of completion of construction. Monthly lease payments are based upon the London interbank offering rate. The Company has the option to purchase the property for the unamortized financed balance at any time after the non-cancelable lease term, or it may terminate the lease at any time after the non-cancelable term by arranging a third party sale or by making a termination payment. Should the Company elect to terminate the lease, it will guarantee a residual value of up to 85% of the unamortized value of the property. As part of the agreement, the Company must also comply with certain financial covenants.
   Total future minimum lease commitments as of March 31, 1995 are:


- ------------------------------------------------------------
Year Ending:                                  (in thousands)
  1996                                            $  6,195
  1997                                               5,469
  1998                                               4,970
  1999                                               5,646
  2000                                               3,259
  Thereafter                                        10,024
- ----------------------------------------------------------
                                                   $35,563
- ----------------------------------------------------------

Total rent expense for all operating leases was $5,274,000, $5,558,000 and $2,761,000 for the fiscal years ended March 31, 1995, 1994 and 1993, respectively.
   The current portion of deferred rent of $736,000 and $896,000 at March 31, 1995 and 1994, respectively, represents the obligation accrued for rent, calculated on the straight-line method over the lease term and is included in accrued liabilities.

(b)  LETTERS OF CREDIT
Nintendo of America, Inc. requires irrevocable letters of credit ("LC") prior to accepting purchase orders from the Company. At March 31, 1995, the Company had no LC's compared to three LC's totaling $4,739,000, issued and outstanding at March 31, 1994.

(5)  MAJOR CUSTOMER

The Company had no sales to any one customer in excess of 10% of total net revenues for the years ended March 31, 1995 and 1993.
For the fiscal year ended March 31, 1994, the Company had sales to one customer which represented 10.8% of total net revenues.

(6)  LITIGATION

The Company is subject to pending claims and litigation. Management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits would not have a material adverse effect upon the consolidated financial condition of the Company.

(7)  PREFERRED STOCK

At March 31, 1995 and 1994, the Company had 1,000,000 shares of Preferred Stock authorized but unissued. The rights, preferences, and restrictions of the Preferred Stock may be designated by the Board of Directors without further action by the Company's stockholders.

(8)  STOCK PLANS

(a)  EMPLOYEE STOCK PURCHASE PLAN
The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares at 85% of the lower of the fair market value of the Common Stock on the date of commencement of the offering or on the last day of the six-month purchase period. The Plan commenced in September 1991. In fiscal 1995, 169,187 shares were purchased by the Company and distributed to employees at prices ranging from $15.09 to $15.51 per share. In fiscal 1994, 164,456 shares were purchased by the Company and distributed to employees at prices ranging from $11.37 to $21.46. In fiscal 1993, 183,935 shares were purchased by the Company and distributed to employees at prices ranging from $5.74 to $11.37. At March 1995, the Company had 317,750 shares of its Common Stock reserved for future issuance under the Plan.

(b)  STOCK OPTION PLANS
The Company's 1991 Stock Option Plan and Directors' Plan provide stock options for employees, officers and independent contractors, and for directors, respectively. Pursuant to these Option Plans, the Board of Directors may grant non-qualified and incentive stock options to employees and officers and non-qualified options to independent contractors, and directors, at not less than the fair market value on the date of grant. The Company adopted an additional stock option plan providing non-qualified stock options for other purposes in fiscal 1995. The Company's 1982 Stock Option Plan ("1982 Plan") expired in September 1992.
   The options generally expire ten years from the date of grant and are generally exercisable in monthly increments over 50 months.

   At March 31, 1995, 3,497,818 shares of the outstanding options were exercisable at prices ranging from $1.938 to $34.750.
   At March 31, 1994, 2,145,214 shares of the outstanding options were exercisable at prices ranging from $1.594 to $39.000.
   At March 31, 1993, 2,087,066 shares of the outstanding options were exercisable at prices ranging from $1.219 to $28.750.

The following summarizes the activity under the Company's stock option plans during the fiscal years ended March 31, 1995, 1994 and 1993:



                                              ----------------------------------------------------------------
                                                   Options ---------------------------------------------------
                                                  Available                   Options Outstanding
                                                   for Grant            Shares                Price Per Share
                                              ----------------------------------------------------------------
Balance at March 31, 1992                            985,922           5,290,126             $  1.125 - 12.750
Additional authorized options                      3,500,000                  --                            --
Options:            Granted                       (3,473,717)          3,473,717                9.750 - 29.000
                    Canceled                         177,009            (177,009)               1.219 - 16.250
                    Exercised                             --          (1,442,352)               1.125 - 17.125
                    Expired - 1982 Plan              (73,906)                 --                            --
                                              ----------------------------------------------------------------
Balance at March 31, 1993                          1,115,308           7,144,482            $    1.219 - 29.00

Additional authorized options                      2,000,000                  --                            --
Options:            Granted                       (1,212,400)          1,212,400               24.250 - 39.000
                    Canceled - 1982 Plan                  --             (93,802)               1.594 - 13.750
                    Canceled - other plans           375,805            (375,805)               4.469 - 34.750
                    Exercised                             --          (1,306,478)               1.219 - 33.250
                                              ----------------------------------------------------------------
Balance at March 31, 1994                          2,278,713           6,580,797            $   1.594 - 39.000

Additional authorized options                      2,350,000                   -                             -
Options:            Granted                       (3,173,931)          3,173,931               13.500 - 25.750
                    Canceled - 1982 Plan                  --             (54,115)               1.594 - 13.625
                    Canceled - other plans         1,541,503          (1,541,503)               4.469 - 39.000
                    Exercised                             --            (810,673)               1.594 - 24.125
                                              ----------------------------------------------------------------
Balance at March 31, 1995                          2,996,285           7,348,437               $1.938 - 34.750
                                              ----------------------------------------------------------------
                                              ----------------------------------------------------------------


(9)  STOCK REPURCHASE PROGRAM

On July 22, 1994, the Board of Directors of the Company authorized the repurchase of up to 2 million shares depending on market conditions. The shares were allocated to the newly adopted stock option plan and for general corporate purposes.

(10) PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1995 and 1994 consisted of:



- -----------------------------------------------------------------------------
                                             1995                      1994
                                                     (in thousands)
- -----------------------------------------------------------------------------
 Computer equipment                        $36,123                   $24,002
 Office equipment, furniture and
 fixtures                                    6,915                     7,302
 Leasehold improvements                      6,365                     5,304
 Building                                    2,216                     2,139
 Warehouse equipment and other               3,043                     1,916
- -----------------------------------------------------------------------------
                                            54,662                    40,663
- -----------------------------------------------------------------------------

 Less accumulated depreciation and
 amortization                              (24,134)                  (15,516)
- -----------------------------------------------------------------------------
                                           $30,528                   $25,147
- -----------------------------------------------------------------------------


Depreciation and amortization expenses associated with property and equipment amounted to $9,339,000, $7,589,000, and $3,850,000 for the fiscal years ended March 31, 1995, 1994 and 1993, respectively.

(11) ACCRUED LIABILITIES

Accrued liabilities at March 31, 1995 and 1994 consisted of:


- -------------------------------------------------------------------------
                                               1995               1994
- -------------------------------------------------------------------------
                                                    (in thousands)
 Accrued expenses                             $24,718            $21,482
 Accrued royalties                             16,040             13,511
 Accrued compensation and benefits             10,524              9,969
 Accrued income taxes                          16,069             16,324
 Deferred revenue                               1,420                850
- -------------------------------------------------------------------------
                                              $68,771            $62,136
- -------------------------------------------------------------------------

(12) INVESTMENT AND JOINT VENTURES

(a)  INVESTMENT
THE 3DO COMPANY
The Company has approximately 18% ownership interest in The 3DO Company. Other investors include Time Warner Enterprises, a unit of Time Warner, Inc., Matsushita Electric Industrial Co., Ltd., MCA, AT&T and two venture capital firms. The investment is accounted for under the equity method.

(b)  JOINT VENTURE
ELECTRONIC ARTS VICTOR, INC.
The Company has a majority interest in a joint venture corporation, Electronic Arts Victor, Inc. ("EAV"), for the development and distribution of entertainment software products in Japan as well as certain Asian countries. EAV commenced operations during the third quarter of fiscal 1993. EAV is sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI"), (formerly Victor Musical Industries, Inc.) a wholly owned subsidiary of Victor Company of Japan, Limited. The Company has consolidated 100% of the assets, liabilities and results of operations for EAV. VEI's 35% interest in EAV and the profits or losses therefrom has been reflected as "Minority interest in consolidated joint venture" on the Company's Consolidated Financial Statements.

(c)  JOINT VENTURE
CREATIVE WONDERS, INC.
In December 1994, the Company and Capital Cities/ABC, Inc. announced the formation of a joint venture company to develop and publish software for personal computers and new generation entertainment machines. The new venture, Creative Wonders, Inc. (formerly ABC/EA Home Software, Inc.) will publish children's edutainment and interactive entertainment multimedia titles as well as reference products under the name Creative Wonders. Under the terms of the agreement, each company will maintain a 50% ownership interest in the joint venture company. The investment is accounted for under the equity method. Electronic Arts will be the exclusive distributor of any interactive titles sold by the joint venture in the retail channel. As part of the agreement, the Company contributed assets consisting primarily of inventories, prepaid royalties, and certain intangible assets.

(13) BUSINESS COMBINATIONS

ACQUISITIONS OF DROSOFT, BULLFROG PRODUCTIONS LIMITED AND KINGSOFT GMBH
In November 1994, the Company paid approximately $1,397,000 to acquire DROSoft, an independent distributor of entertainment software, headquartered in Madrid, Spain. The acquisition was accounted for under the purchase method. This resulted in approximately $762,000 of goodwill which is amortized over a five year period. In addition, there is a covenant not to compete by the prior DROSoft stockholders for approximately $942,000 which is amortized over a four year period. Additionally, the Company acquired trade receivables and assumed certain liabilities. DROSoft is now known as EA Spain.
   In January 1995, the Company acquired Bullfrog Productions Ltd. ("Bullfrog"), an interactive software developer based in the United Kingdom. Bullfrog has had a seven-year history with the Company as a strategic partner in designing and developing interactive game software. The acquisition has been accounted for under the pooling of interests method. Accordingly, the Company's financial statements have been restated to include the accounts and operations of Bullfrog for the year ended March 31,1995.
    In February 1995, the Company acquired Kingsoft GmbH ("Kingsoft"), a European distributor of interactive software based in Aachen, Germany, with which the Company has had a relationship for over two years. The acquisition has been accounted for under the pooling of interests method. Kingsoft had a December 31 year end. Accordingly, the Company's financial statements have been restated to include the accounts and operations of Kingsoft for the year ended December 31, 1994.

   In order to effect these two poolings the Company issued a total of 2,240,041 shares of common stock in exchange for all of the acquirees' outstanding common stock. The impact of the poolings on all periods prior to fiscal 1995 is immaterial and therefore results for those periods have not been restated, other than to reflect the stock issuance's noted above.
   Separate and combined results for the Company, Bullfrog and Kingsoft for the twelve months ended March 31, 1995 are as follows:


- -------------------------------------------------------------------------------
                               Year-Ended March 31, 1995
                                     (in thousands)
- -------------------------------------------------------------------------------
                                 Bullfrog
                    Electronic      and
                      Arts        Kingsoft       Adjustments         Combined
- -------------------------------------------------------------------------------
Net
revenues            $480,300      $19,860         $(6,814)            $493,346
- -------------------------------------------------------------------------------
Net income
(loss)              $54,390       $(259)          $1,587              $55,718
- -------------------------------------------------------------------------------

   The adjustments impacting net income were the elimination of intercompany revenues and royalties and the related impact on the provision for taxes.
   Effective March 31, 1995, Kingsoft changed its fiscal year end from December 31 to March 31. Therefore, Kingsoft's separate results of operations for the three months ended March 31, 1995 are not reflected in the consolidated statements of income but were charged directly to retained earnings. Kingsoft's revenues, operating loss and net loss for the three month period ending
March 31, 1995 were $4,483,000, $1,333,000 and $1,386,000 respectively.

(14) INCOME TAXES

Effective April 1, 1993, the Company adopted the provisions of SFAS 109. As of April 1, 1993, there was no material cumulative effect on the consolidated financial statements of the Company from the adoption of SFAS 109.
   The Company's pretax income from operations for the fiscal years ended March 31, 1995, 1994 and 1993 consisted of the following components:


- -------------------------------------------------------------------------------
 (in thousands)                        1995            1994             1993
- -------------------------------------------------------------------------------
 Domestic                            $41,330         $41,156          $22,259
 Foreign                              36,748          23,125           21,457
- -------------------------------------------------------------------------------
 Total pretax income                 $78,078         $64,281          $43,716
- -------------------------------------------------------------------------------

Income tax expense (benefit) for the fiscal years ended March 31, 1995, 1994 and 1993 consisted of:


- ------------------------------------------------------------------------------
  (in thousands)                    Current        Deferred           Total
- ------------------------------------------------------------------------------
 1995:
   Federal                          $3,676          $5,955            $9,631
   State                               353           2,688             3,041
   Foreign                           8,066              --             8,066
   Charge in lieu of taxes
      from employee stock
      plans                          4,242                             4,242
- ------------------------------------------------------------------------------
                                   $16,337          $8,643           $24,980
- ------------------------------------------------------------------------------
 1994:
   Federal                          $2,597          $3,690            $6,287
   State                               140             167               307
   Foreign                           6,794              --             6,794
   Charge in lieu of taxes
      from employee stock
      plans                          6,062              --             6,062
- ------------------------------------------------------------------------------
                                   $15,593          $3,857           $19,450
- ------------------------------------------------------------------------------
 1993:
   Federal                         $ 7,669         $(3,045)          $ 4,624
   State                             3,050            (423)            2,627
   Foreign                           6,170              --             6,170
- ------------------------------------------------------------------------------
                                   $16,889         $(3,468)          $13,421
- ------------------------------------------------------------------------------

The components of the net deferred tax assets as of March 31, 1995 and 1994 consist of:

- ------------------------------------------------------------------------------------------
(in thousands)                                                   1995               1994
- ------------------------------------------------------------------------------------------
Deferred tax assets:
    Accruals, reserves and other expenses                      $15,369             $16,791
    Credit carryforwards                                            --               6,976
    Foreign loss and credit carryforwards                        7,178               3,435
- ------------------------------------------------------------------------------------------
       Total gross deferred tax assets                          22,547              27,202
       Less: valuation allowance                                (7,178)             (3,435)
- ------------------------------------------------------------------------------------------
       Net deferred tax assets                                  15,369              23,767
- ------------------------------------------------------------------------------------------

Deferred tax liabilities:
    Undistributed earnings of DISC                              (2,527)             (2,808)
    Prepaid royalty expenses                                   (11,463)            (10,937)
- ------------------------------------------------------------------------------------------
      Total gross deferred tax
      liabilities                                              (13,990)            (13,745)
- ------------------------------------------------------------------------------------------
      Net deferred tax assets                                 $  1,379             $10,022
- ------------------------------------------------------------------------------------------

The valuation allowance relates solely to the foreign loss and foreign credit carryforwards, for which the utilization is uncertain in future periods.

   The differences between the statutory income tax rate and the Company's effective tax rate, expressed as a percentage of income before provision for income taxes, for the years ended March 31, 1995, 1994 and 1993 were as follows:


- ------------------------------------------------------------------------------
                                            1995         1994           1993
- ------------------------------------------------------------------------------
 Statutory Federal tax rate                 35.0%        35.0%          34.0%
 State taxes, net of Federal benefit         2.9          5.3            4.0
 Differences between statutory rate
   and foreign effective tax rate           (1.8)        (0.4)          (0.3)
 Foreign loss without tax benefit            3.4           --            1.3
 Research and development credits           (1.2)        (4.5)          (0.3)
 Tax exemptions on Puerto Rico
  operation                                 (5.0)        (4.7)          (8.2)
 Other                                      (1.3)        (0.4)            .2
- ------------------------------------------------------------------------------
                                            32.0%        30.3%          30.7%
- ------------------------------------------------------------------------------

The Company does not provide for U.S. taxes on undistributed earnings of its foreign subsidiaries. At March 31, 1995, the undistributed foreign earnings of the foreign subsidiaries amounted to approximately $20,000,000. If these earnings were distributed to the parent company, foreign tax credits available under current law would substantially eliminate the resulting Federal tax liability.

   The Company's manufacturing subsidiary in Puerto Rico operates under a Puerto Rican tax incentive program which grants the Company certain percentage exemptions from Puerto Rican income, property and municipal taxes for a period of 20 years from the date of the commencement of operations. The U.S. tax benefit derived for the year-ended March 31, 1995 was approximately $3,886,000. Long-term reinvestment in Puerto Rico of the undistributed earnings of the Puerto Rico subsidiary enables the Company to take advantage of certain tax incentives.

(15) INTEREST AND OTHER INCOME, NET

Interest and other income, net for the years ended March 31, 1995, 1994 and 1993 consisted of:


- --------------------------------------------------------------------------------
  (in thousands)                    1995            1994                1993
- --------------------------------------------------------------------------------
 Interest income                 $ 4,748           $ 3,042             $ 2,909
 Interest expense                    (51)              (52)                (69)
 Merger-related fee                8,600                --                  --
 Other income (expense), net         (47)              792                (303)
- --------------------------------------------------------------------------------
                                 $13,250           $ 3,782             $ 2,537
- --------------------------------------------------------------------------------

(16) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH, INVESTMENTS, MARKETABLE SECURITIES, RECEIVABLES, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The carrying amount approximates fair value because of the short maturity of these instruments. The carrying values for investments are based on market.

(17) OPERATIONS BY GEOGRAPHIC AREAS

The Company operates in one industry segment. Information about the Company's operations in the United States and foreign areas for the fiscal years ended March 31, 1995, 1994 and 1993 is presented below:


                                                North
(in thousands)                                 America          Europe       Australia        Japan      Eliminations      Total
                                   ---------------------------------------------------------------------------------------------
FISCAL 1995:
Net revenues from unaffiliated
  customers                                    $335,303       $112,907        $13,139        $31,997            --       $493,346
Intersegment sales                               55,444          3,850            101             34        (59,429)           --
                                   ----------------------------------------------------------------------------------------------
  Total net revenues                           $390,747       $116,757        $13,240        $32,031       $(59,429)     $493,346
                                   ----------------------------------------------------------------------------------------------
                                   ----------------------------------------------------------------------------------------------

Operating income (loss)                         $44,276        $25,997         $2,123        $(7,568)            --       $64,828
Identifiable assets                            $272,577        $50,910         $6,268        $11,484             --      $341,239


FISCAL 1994:
Net revenues from unaffiliated
  customers                                    $311,986        $71,105         $6,879        $28,319             --      $418,289
Intersegment sales                               35,508          2,855             51             --       $(38,414)           --
                                   ----------------------------------------------------------------------------------------------
     Total net revenues                        $347,494        $73,960         $6,930        $28,319       $(38,414)     $418,289
                                   ----------------------------------------------------------------------------------------------
                                   ----------------------------------------------------------------------------------------------

Operating income (loss)                         $47,883        $11,792           $994        $  (170)            --       $60,499
Identifiable assets                            $195,849        $47,801         $6,498        $23,503             --      $273,651


FISCAL 1993:
Net revenues from unaffiliated
   customers                                   $209,401        $75,356         $5,588         $8,041             --      $298,386
Intersegment sales                               23,126          2,261             --             --       $(25,387)           --
                                   ----------------------------------------------------------------------------------------------
     Total net revenues                        $232,527        $77,617         $5,588         $8,041       $(25,387)     $298,386
                                   ----------------------------------------------------------------------------------------------
                                   ----------------------------------------------------------------------------------------------
Operating income (loss)                         $28,287        $14,336           $304        $(1,748)            --       $41,179

Identifiable assets                            $128,348        $35,242         $3,559        $14,108             --      $181,257


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

During the Company's last two fiscal years, there have been no changes in independent accountants nor disagreements with such accountants as to accounting and financial disclosures of the type required to be disclosed in Item 9.

                                    PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors who are nominated for re-election required by Item 10 is incorporated herein by reference to the information in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Proposal No. 1 - Election of Directors." The information regarding executive officers required by Item 10 is included in Item 4A hereof.

ITEM 11:  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the information in the Proxy Statement under the caption "Director and Executive Officer Compensation" specifically excluding the "Compensation Committee Report on Executive Compensation," and "Stock Option Plan," and "Employee Stock Purchase Plan."

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the information in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the information in the Proxy Statement under the caption "Certain Transactions."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT:

     1.   INDEX TO FINANCIAL STATEMENTS.                  Page(s) in Form 10-K

          Independent Auditors' Report                                     29
          Consolidated Balance Sheets as of March 31, 1995
               and 1994                                                    30
          Consolidated Statements of Income for the Years Ended
               March 31, 1995, 1994 and 1993                               31
          Consolidated Statements of Stockholders' Equity for the
               Years Ended March 31, 1995, 1994 and 1993                   32
          Consolidated Statements of Cash Flows for the Years Ended
               March 31, 1995, 1994 and 1993                               33
          Notes to Consolidated Financial Statements for the Years
               Ended March 31, 1995, 1994 and 1993                         34

     2.   FINANCIAL STATEMENT SCHEDULES.
     The following financial statement schedules of Electronic Arts for the years ended March 31, 1995, 1994 and 1993 are filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Electronic Arts.

          Schedule II    -    Valuation and Qualifying Accounts

     Other financial statement schedules are omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or the notes thereto.

     3.   EXHIBITS.
     The following exhibits are filed as part of, or incorporated by reference into, this report:

     Number                                 Exhibit Title
     ------                                 -------------
     3.01 Registrant's Certificate of Incorporation, as amended to December 1, 1992. (1)
     3.02 Registrant's Certificate of Amendment of Certificate of Incorporation. (2)
     3.03      Registrant's By-Laws, as amended to date. (3)
     4.01      Specimen Certificate of Registrant's Common Stock. (4)
    10.01 Registrant's 1982 Stock Option Plan, as amended to date, and related documents. (5) (6)
    10.02      Registrant's Directors Stock Option Plan and related documents.
               (6) (7)
    10.03      Description of Registrant's FY 1996 Executive Bonus Plan. (6)
    10.04 Directors and Officers and Company Reimbursement Indemnity Policy by and between Registrant and certain underwriters at Lloyd's, London and Continental Insurance Company, dated June 20, 1992.
               (8)
    10.05 Lease by and between Registrant, Electronic Arts Limited and Allied Dunbar Assurance PLC, dated June 24, 1987, for the Registrant's U.K. facilities. (9)
    10.06 Lease by and between Registrant and H.G.C. Associates, dated June 24, 1992, for the Registrant's warehouse and production facilities. (10)
    10.07 Lease Agreement by and between Registrant and 1450 Fashion Island Boulevard Associates, L.P., dated March 22, 1991. (11)

     NUMBER                                 EXHIBIT TITLE

    10.08 Registrants' 1991 Stock Option Plan and related documents as amended. (6) (12)
    10.09      Form of Indemnity Agreement with Directors. (13)
    10.10 Registrants' Employee Stock Purchase Plan and related documents as amended. (6) (14)
    10.11 Lease Agreement by and between Registrant and The Canada Life Assurance Company, dated December 20, 1991, for the Registrant's Canadian facilities. (15)
    10.12      Description of Registrant's FY 1994 Executive Bonus Plan. (6)
               (16)
    10.13 Amendment to Lease Agreement by and between Registrant and 1450 Fashion Island Boulevard Associates, L.P., dated March 22, 1991.
               (17)
    10.14 Agreement between Registrant and Sega Enterprises, Ltd., dated July 14, 1992. (18) (19)
    10.15      Lease Agreement by and between Registrant and Century Centre II
               Associates, dated July   27, 1992. (19)
    10.16 Amendment to Lease Agreement by and between Registrant and 1450 Fashion Island Boulevard Associates, L.P., dated October 1, 1992.
               (19)
    10.17 Amendment to Lease Agreement by and between Registrant and Century Centre II Associates, dated February 2, 1993. (19)
    10.18 Amendment to Lease Agreement by and between Registrant and Century Centre II Associates, dated February 22, 1993. (19)
    10.19 Directors and Officers and Company Reimbursement Indemnity Policy by and between Registrant and certain underwriters at Lloyd's, London and Continental Insurance Company, dated June 20, 1993.
               (19)
    10.20 Lease by and between Registrant and 1450 Fashion Island Boulevard Associates, L.P., dated August 27, 1992 for additional space at corporate headquarters. (10)
    10.21 Lease by and between Registrant and Sowa Urban Development Co., Ltd. (Sowa Toshi Kaihatsu K.K.), dated October 1, 1992 for the Registrant's Japan facilities. (10)
    10.22      Lease by and between Registrant, Electronic Arts Limited and
               Heron Slough Limited,    dated June 12, 1992, for the
               Registrant's U.K. facilities. (20)
    10.23 Lease by and between Registrant and the Travelers Insurance Company, dated April 14, 1993, for the Registrant's production facilities. (21)
    10.24 Amendment to Lease Agreement by and between Registrant and 1450 Fashion Island Boulevard Associates, L.P., dated June 1, 1993.
               (22)
    10.25 Amendment to Lease Agreement by and between Registrant and the Travelers Insurance Company, dated November 30, 1993. (23)
    10.26 Amendment to Lease Agreement by and between Registrant and the Travelers Insurance Company, dated November 30, 1993. (23)
    10.27 Lease Agreement by and between Registrant and Arthur J. Rogers & Co., dated January 14, 1994. (24)
    10.28 Lease Agreement by and between Registrant and the Prudential Insurance Company of America, dated January 10, 1994. (24)
    10.29 Agreement for Lease between Flatirons Funding, LP and Electronic Arts Redwood, Inc. dated February 14, 1995.
    10.30 Guarantee from Electronic Arts Inc. to Flatirons Funding, LP dated February 14, 1995.
    10.31 Lease Agreement by and between Registrant and Dixie Warehouse & Cartage Co., dated April 10, 1995.
    11.01      Statement Re Computation of Per Share Earnings.

     NUMBER                                 EXHIBIT TITLE
     ------                                 -------------

    21.01      Subsidiaries of the Registrant.
    23.01      Consent of Independent Public Accountants.
    27.01      Financial Data Schedules.


     (1) Incorporated by reference to Exhibit 3.01 to Registrant's Current Report on Form 8-K filed on October 16, 1991.

     (2) Incorporated by reference to Exhibit 4.01 to Registrant's Registration Statement on Form S-8 filed on December 1, 1992 (File No. 33-55212) (the "1992 Form S-8").

     (3) Incorporated by reference to Exhibit 3.02 to Registrant's Current Report on Form 8-K filed on October 16, 1991.

     (4) Incorporated by reference to Exhibit 4.01 to Registrant's Registration Statement on Form S-4 filed on March 3, 1994 (File No. 33-75892).

     (5) Incorporated by reference to Exhibit 4.03 to Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-8 filed on November 6, 1991 (File No. 33-32616) ("S-8 Amendment No. 2").

     (6)  Management contract or compensatory plan or arrangement.

     (7)  Incorporated by reference to Exhibit 4.04 to S-8 Amendment No. 2.

     (8) Incorporated by reference to Exhibit 10.08 to Registrant's Annual Report on Form 10-K for the year ended March 31, 1992 (the "1992 Form 10-K").

     (9) Incorporated by reference to Exhibit 10.07 to the Registrant's Registration Statement on Form S-1 filed on September 20, 1989, and all amendments thereto (File No. 33-30346) (the "Form S-1").

     (10) Incorporated by reference to similarly numbered exhibits to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.

     (11) Incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.

     (12) Incorporated by reference to Exhibit 4.01 to the Registrant's Registration Statement on Form S-8 filed on July 29, 1993 (File No. 33-66836) (the "1993 Form S-8").

     (13) Incorporated by reference to Exhibit 10.09 to the Form S-1.

     (14) Incorporated by reference to Exhibit 4.02 to 1993 Form S-8.

     (15) Incorporated by reference to Exhibit 10.16 to the 1992 Form 10-K.

     (16) Incorporated by reference to Exhibit 10.03 to Registrant's Annual Report on Form 10-K for the year ended March 31, 1993 (the "1993 Form 10-K").

     (17) Incorporated by reference to Exhibit 10.18 to the 1992 Form 10-K.

     (18) Confidential treatment has been granted with respect to certain portions of this document.

     (19) Incorporated by reference to similarly numbered exhibits to the 1993 Form 10-K.

     (20) Incorporated by reference to Exhibit 19.01 of Registrant's Current Report on Form 10-Q for the quarter ended June 30, 1992.

     (21) Incorporated by reference to Exhibit 10.23 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

     (22) Incorporated by reference to Exhibit 10.24 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

     (23) Incorporated by reference to similarly numbered exhibits to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.

     (24) Incorporated by reference to similarly numbered exhibits to Registrant's Annual Report on Form 10-K for the year ended March 31, 1994 (the "1994 Form 10-K").

(B)  REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended March 31, 1995.

(C)  EXHIBITS:

     The Registrant hereby files as part of this Form 10-K the exhibits listed in Item 14(a)3, as set forth above.

(D)  FINANCIAL STATEMENT SCHEDULES:

     The Registrant hereby files as part of this Form 10-K the financial statement schedules listed in Item 14(a)2, as set forth on page 50.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ELECTRONIC ARTS

                              By:  /s/ Lawrence F. Probst III
                                   ----------------------------------------
                                   (Lawrence F. Probst III, Chairman of the
                                   Board, President and Chief Executive
                                   Officer)

                              Date:     June 28, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 28th of June 1995.


             NAME                                         TITLE

/s/ Lawrence F. Probst III                  Chairman of the Board, President
- -----------------------------------             and Chief Executive Officer
(Lawrence F. Probst III)

/s/ E. Stanton McKee, Jr.                    Senior Vice President and Chief
- -----------------------------------       Financial and Administrative Officer
(E. Stanton McKee, Jr.)

/s/ David L. Carbone                                 Vice President Finance
- -----------------------------------
(David L. Carbone)

/s/ Linda R. Palmor                                       Controller
- -----------------------------------
(Linda R. Palmor)

Directors:

/s/ M. Richard Asher                                       Director
- -----------------------------------
(M. Richard Asher)

/s/ William J. Byron                                       Director
- -----------------------------------
(William J. Byron)

/s/ Daniel H. Case III                                     Director
- -----------------------------------
(Daniel H. Case III)

/s/ Robert Cohn                                            Director
- -----------------------------------
(Robert Cohn)

/s/ Timothy J. Mott                                        Director
- -----------------------------------
(Timothy J. Mott)

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED MARCH 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)



                                               Balance at       Charged to        Charged to                           Balance
                                               Beginning         Costs and             Other                            at End
Description                                    of Period          Expenses       Accounts(1)          Deductions     of Period
- -----------                                    ----------       -----------      -----------          ----------     ---------
Years Ended March 31, 1995
     Allowance for doubtful
     accounts and returns                       $29,113            $56,371         $ 2,540             $54,457        $33,567
                                                -------            -------         -------             -------        -------
                                                -------            -------         -------             -------        -------
Year Ended March 31, 1994
     Allowance for doubtful
     accounts and returns                       $18,653            $31,539        $    314             $21,393        $29,113
                                                -------            -------         -------             -------        -------
                                                -------            -------         -------             -------        -------
Year Ended March 31, 1993
     Allowance for doubtful
     accounts and returns                       $11,442            $19,629          ($186)             $12,232        $18,653
                                                -------            -------         -------             -------        -------
                                                -------            -------         -------             -------        -------

(1)  Primarily the translation effect of using the average exchange rate for
expense items and the year-ended   exchange rate for the balance sheet item
(allowance account).


                              ELECTRONIC ARTS INC.
                          1995 FORM 10-K ANNUAL REPORT

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                         EXHIBIT TITLE                            PAGE
- --------                       -------------                            ----
10.03     Description of Registrant's FY 1996 Executive Bonus Plan.       52

10.29     Agreement for Lease between Flatirons Funding, LP and
          Electronic Arts Redwood, Inc. dated February 14, 1995.          53

10.30     Guarantee from Electronic Arts Inc. to Flatirons Funding,
          LP dated February 14, 1995.                                    107

10.31     Lease Agreement by and between Registrant and Dixie
          Warehouse & Cartage Co., dated April 10, 1995.                 123

11.01     Statement Re Computation of Per Share Earnings.                151

21.01     Subsidiaries of the Registrant.                                152

23.01     Consent of Independent Public Accountants.                     153

27.01     Financial Data Schedules.                                      154

- ------------------