Form 10-Q
period 1995-06-30
ELECTRONIC ARTS INC
filed 1995-08-10
CIK 712515

                          FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                      ____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 1995

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

           YES    X        NO
               -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                  Outstanding at
 Class of Common Stock             July 21, 1995
 ---------------------            --------------
 $0.01 par value per share            51,328,502


             ELECTRONIC ARTS INC. AND SUBSIDIARIES


                            INDEX


Part I - Financial Information                             Page
- ------------------------------                             -----
Item 1.  Consolidated Financial Statements

      Consolidated Balance Sheets at
       June 30, 1995 and March 31, 1995                        3

      Consolidated Statements of Income for
       the Three Months Ended June 30, 1995 and 1994           4

      Consolidated Statements of Cash Flows for
       the Three Months Ended June 30, 1995 and 1994           5

      Notes to Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       10

Part II - Other Information
- ---------------------------

Item 1.  Legal Proceedings                                    25

Item 4. Submission of Matters to a Vote of
         Security Holders                                     25

Item 6. Exhibits and Reports on Form 8-K                      26

Signatures                                                    27
- ----------


PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

           ELECTRONIC ARTS INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands)

                          ASSETS



                                          June 30,    March 31,
                                            1995         1995
                                        ------------------------
                                        (unaudited)

Current assets:

  Cash and short-term investments        $110,247     $174,121
  Marketable securities                     9,899       10,725
  Receivables, less allowances of
   $32,496 and $33,567, respectively       60,307       56,389
  Inventories                              11,984       12,358
  Prepaid royalties                        11,477        8,318
  Deferred income taxes                     3,747        3,142
  Other current assets                      9,001        6,707
                                         --------     --------
   Total current assets                   216,662      271,760

Property and equipment, net                57,684       30,528
Prepaid royalties                           8,397        6,633
Long-term investments                      14,200       14,200
Investments in affiliates                  20,625       13,397
Deferred income taxes                           1           77
Other assets                                6,988        4,644
                                          -------      -------
                                         $324,557     $341,239
                                         --------     --------
                                         --------     --------

      LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                        $35,927      $34,247
  Accrued liabilities                      45,230       68,771
                                          -------      -------
   Total current liabilities               81,157      103,018

Minority interest in consolidated
 joint venture                              1,163        1,148


Stockholders' equity:

  Preferred stock, $0.01 par value.
  Authorized 1,000,000 shares                 --            --
  Common stock, $0.01 par value.
  Authorized 70,000,000 shares; issued
  and outstanding 51,155,848 and
  50,863,455, respectively                    512          509

Paid-in capital                            81,925       77,144
Retained earnings                         162,355      161,512
Unrealized depreciation of investments     (2,032)      (1,206)
Translation adjustment                       (523)        (886)
                                          -------      -------
  Total stockholders' equity              242,237      237,073
                                          -------      -------
                                         $324,557     $341,239
                                         --------     --------
                                         --------     --------


   See accompanying notes to consolidated financial statements.

            ELECTRONIC ARTS INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
            (In thousands, except per share data)
                        (unaudited)



                                           Three Months Ended
                                                June 30,

                                             1995      1994
                                           -------------------
Net revenues                                $80,035   $77,951
Cost of goods sold                           42,827    40,126
                                            -------   -------
  Gross profit                               37,208    37,825
                                            -------   -------

Operating expenses:

  Marketing and sales                        11,690     9,507
  General and administrative                  6,181     5,798
  Research and development                   19,315    14,772
                                            -------    ------

   Total operating expenses                  37,186    30,077
                                            -------    ------

  Operating income                               22     7,748
Interest and other income, net                1,152     9,346
                                             ------    ------

  Income before provision for income
   taxes and minority interest                1,174    17,094

Provision for income taxes                      376     5,215
                                             ------    ------
   Income before minority interest              798    11,879

Minority interest in consolidated
 joint venture                                   45        54
                                             ------    ------

   Net income                                $  843   $11,933
                                             ------    ------
                                             ------    ------
Net income per share:                        $  .02   $   .23
                                             ------    ------
                                             ------    ------
Number of shares used in computation         53,220    51,997
                                             ------    ------
                                             ------    ------


  See accompanying notes to consolidated financial statements.

             ELECTRONIC ARTS INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in thousands)
                        (unaudited)


                                               Three Months
                                              Ended June 30,
                                              --------------
                                               1995    1994
                                             ----------------
Operating activities:

  Net income                                 $   843  $ 11,933

   Adjustments to reconcile net cash
    provided by operating activities:

    Minority interest in consolidated
     joint venture                               (45)      (54)
    Depreciation and amortization              3,244     2,297
    Loss on sale of fixed assets                  64        12
    Deferred rent                                (30)      (19)
    Change in assets and liabilities:
     Receivables                              (3,918)    4,203
     Inventories                                 374      (616)
     Prepaid royalties, net                   (4,923)   (4,186)
     Other assets                             (4,728)     (690)
     Accounts payable                          1,680   (13,004)
     Accrued liabilities                     (23,511)   (9,437)
     Deferred income taxes                      (529)      (10)
                                            ---------  --------
     Net cash provided/(used) by
       operating activities                  (31,479)   (9,571)
                                            ---------  --------
Investing activities:

  Proceeds from sales of furniture
   and equipment                                  83        70
  Capital expenditures                       (30,457)   (2,582)
  Investment in affiliates                    (7,228)   (3,022)
  Change in short-term investments             7,800    13,025
  Adjustment for effects of poolings
   in prior period                               --     (1,661)
                                            ---------  --------
      Net cash provided (used) in
       investing activities                  (29,802)    5,830
                                            ---------  --------

Financing activities:

  Proceeds from issuance of common stock       3,508       304
  Tax benefit from exercise of stock options   1,276       537
                                             --------    ------
     Net cash provided by financing
     activities                                4,784       841
                                            ---------  --------

Translation adjustment                           363     1,169
Minority interest on translation adjustment       60        71
                                            ---------  --------
Decrease in cash and cash equivalents        (56,074)   (1,660)
Beginning cash and cash equivalents          143,421    93,918
                                            ---------  --------
Ending cash and cash equivalents              87,347    92,258
Short-term investments                        22,900    23,375
                                            ---------  --------
Ending cash and short-term investments      $110,247  $115,633
                                            ---------  --------
                                            ---------  --------
Supplemental cash flow information:
- -----------------------------------
  Cash paid during the year for income
   taxes                                    $  8,130   $   125
                                            ---------  --------
                                            ---------  --------
Non-cash investing activities:
- ------------------------------
  Unrealized depreciation of investments    $   (826)  $(2,375)
                                            ---------  --------
                                            ---------  --------

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

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 as filed with the Securities and Exchange Commission on June 29, 1995.

Certain amounts in fiscal 1995 have been reclassified to conform to fiscal 1996 presentation.


NOTE 2. CASH AND INVESTMENTS

Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.

The Company adopted the provisions of SFAS 115 (Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities") for investments held as of or acquired after April 1, 1994. The Company has accounted for investments in debt securities as "available-for-sale" under the provisions of SFAS 115 and has stated applicable investments at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. The cost of securities sold is based upon the specific identification method.

Cash and short-term investments at June 30, 1995 and March 31,
1995 consisted of (in thousands):


                                 June 30, 1995   March 31, 1995
                                 -------------   --------------
Cash and cash equivalents          $ 87,347         $143,421
Short-term investments               22,900           30,700
                                   --------         --------
                                   $110,247         $174,121
                                   --------         --------
                                   --------         --------


NOTE 3. MARKETABLE SECURITIES

Marketable securities consist of equity securities. The Company has accounted for investments in equity securities as "available-for-sale" and has stated applicable investments at fair value with unrealized losses reported as a separate component of stockholders' equity.

             ELECTRONIC ARTS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (continued)


NOTE 4. SOFTWARE DEVELOPMENT COSTS

To date, the Company has not capitalized any software development costs in accordance with Statement of Financial Accounting
Standard (SFAS) No. 86 since the impact to the financial statements for all periods presented has been immaterial.

NOTE 5. INVENTORIES

Inventories are stated at the lower of weighted average cost or market. Inventories at June 30, 1995 and March 31, 1995 consisted of (in thousands):


                                  June 30, 1995    March 31, 1995
                                  -------------    -------------
Raw materials and work in process   $  3,860           $  2,799
Finished goods                         8,124              9,559
                                    --------           --------
                                    $ 11,984           $ 12,358
                                    --------           --------
                                    --------           --------


NOTE 6.  PROPERTY AND EQUIPMENT

In May 1995, the Company acquired two properties including one building, in Austin, Texas to support the expansion of its Texas-based development group. The building is being depreciated using the straight line method over a period of 20 years.

NOTE 7.  ACCRUED LIABILITIES

Accrued liabilities at June 30, 1995 and March 31, 1995 consisted of (in thousands):


                                   June 30, 1995   March 31, 1995
                                   -------------   --------------
Accrued expenses                      $24,790          $26,138
Accrued royalties                       7,911           16,040
Accrued compensation and benefits       6,805           10,524
Accrued income taxes                    5,724           16,069
                                      -------          -------
                                      $45,230          $68,771
                                      -------          -------
                                      -------          -------


NOTE 8. NET INCOME PER SHARE

Net income per share is computed on the basis of the weighted average number of common shares and common equivalent shares outstanding and is adjusted for shares issuable upon exercise of stock options. The computation assumes the proceeds from the exercise of stock options were used to repurchase common shares at the average market price of the Company's common stock during each period. Such average shares outstanding for the three months ended June 30, 1995 and 1994 were 53,220,000 and 51,997,000, respectively. There is no significant difference between primary and fully diluted earnings per share.

             ELECTRONIC ARTS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (continued)

NOTE  9.  INVESTMENT AND JOINT VENTURES

Investments in affiliates include the following investments:

The 3DO Company
- ---------------

The Company has an approximately 18% ownership interest in The 3DO Company ("3DO"). Other investors include Time Warner Enterprises, a unit of Time Warner, Inc., Matsushita Electric Industrial Co., Ltd., MCA, AT&T and two venture capital firms. The investment is accounted for under the equity method.

Electronic Arts Victor, Inc.
- ----------------------------

The Company has a majority interest in a joint venture corporation, Electronic Arts Victor, Inc. ("EAV"), for the development and distribution of entertainment software products in Japan as well as certain Asian countries. EAV is sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI") (formerly Victor Musical Industries, Inc.), a wholly owned subsidiary of Victor Company of Japan, Limited. The Company has consolidated 100% of the assets, liabilities and results of operations for EAV. VEI's 35% interest in EAV and the loss therefrom has been reflected as "Minority interest in consolidated joint venture" on the Company's Consolidated Financial Statements.

Creative Wonders, Inc.
- ----------------------

In December 1994, the Company and Capital Cities/ABC, Inc. announced the formation of a joint venture company to develop and publish software for personal computers and new generation entertainment machines. The new venture, Creative Wonders, Inc., (formerly ABC/EA Home Software, Inc.) publishes children's edutainment and interactive entertainment multimedia titles as well as reference products under the name Creative Wonders.
Under the terms of the agreement, each company will maintain a 50% ownership interest in the joint venture company. The investment is accounted for under the equity method. Electronic Arts is the exclusive distributor of any interactive titles sold by the joint venture in the retail channel. As part of the agreement, the Company contributed assets consisting primarily of inventories, prepaid royalties and certain intangible assets.

             ELECTRONIC ARTS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (continued)


NOTE  10: OPERATIONS BY GEOGRAPHIC AREAS

The Company operates in one industry segment. Information about the Company's operations in North America, Europe, Australia and Japan for the three months ended June 30, 1995 and 1994 is presented below (in thousands). All intersegment sales among North American entities (EA San Mateo, EA Canada Inc., EA Puerto Rico Inc., EA Productions Inc. and Origin Systems, Inc.) have been eliminated. Therefore, intersegment activity disclosed on this schedule reflects only the transactions that have taken place between the geographic segments disclosed below.



                                       NORTH
THREE MONTHS ENDED JUNE 30, 1995      AMERICA    EUROPE   AUSTRALIA    JAPAN    ELIMINATIONS     TOTAL
- --------------------------------      -------    ------   ---------    -----    ------------     -----
Net revenues from unaffiliated
 customers                           $ 46,715    $22,312  $  3,287     $ 7,721   $    --          $80,035
Intersegment net revenues               6,921      1,398       --          --      (8,319)             --
                                     --------   --------  --------     -------   --------         --------
   Total net revenues                $ 53,636    $23,710  $  3,287     $ 7,721   $ (8,319)        $80,035
                                     --------   --------  --------     -------   --------         --------
                                     --------   --------  --------     -------   --------         --------

Operating income/(loss)              $ (5,253)   $ 4,929   $   610     $  (264)  $     --         $    22

Identifiable assets                  $262,701    $45,037   $ 5,872     $10,944   $     --        $324,557

THREE MONTHS ENDED JUNE 30, 1994
- --------------------------------

Net revenues from unaffiliated
 customers                           $ 51,904    $15,232   $ 1,687     $ 9,128   $     --         $ 77,951
Intersegment net revenues               4,527        561         7          --     (5,095)              --
                                     --------   --------  --------     -------   --------         --------
     Total net revenues              $ 56,431    $15,793  $  1,694     $ 9,128   $ (5,095)        $ 77,951
                                     --------   --------  --------     -------   --------         --------
                                     --------   --------  --------     -------   --------         --------

Operating income/(loss)              $  5,110    $ 2,491  $    249     $  (102)  $     --         $  7,748

Identifiable assets                  $193,717    $44,629  $  3,152     $19,617   $     --         $261,115


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial data and the notes thereto included in
Item 1 of this Quarterly Report and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 as filed with the Securities and Exchange Commission on June 29, 1995.


NET REVENUES                        June 30,     June 30,
                                      1995         1994     % change
                                    --------     --------   --------
CONSOLIDATED NET REVENUES
  Three Months Ended              $80,035,000  $77,951,000      2.7

NORTH AMERICA NET REVENUES
   Three Months Ended              46,715,000   51,904,000    (10.0)
   as a percentage of net revenues       58.4%        66.6%

INTERNATIONAL NET REVENUES
   Three Months Ended              33,320,000  $26,047,000     27.9
   as a percentage of net revenues       41.6%        33.4%


The Company derives revenues from shipments of EA Studio cartridge products, EA Studio CD and floppy-disk personal computer products, EA Studio CD products on dedicated entertainment and educational systems, licenses of EA Studio products and shipments of Affiliated Label and other branded publisher floppy-disk and CD products.

Overall, North American net revenues decreased 10.0% for the three months ended June 30, 1995 compared to the same period last year due to the decrease in volume of sales in the mature 16-bit cartridge market. This decrease was partially offset by the significant increase in shipments of CD based products for both personal computers and dedicated entertainment systems. International net revenues increased 27.9% for the three months ended June 30, 1995 compared to the same period last year, primarily due to an increase of 46.5% in revenues in Europe consisting of higher sales of CD-ROM titles and strong sales of Sega 16-bit cartridge products. Also included in international revenues was an increase in sales of CD-ROM products in Japan and South Asia Pacific, mitigated by a decrease in revenues from the sale of Gameboy products in Japan.

EA STUDIO NET REVENUES:


16-BIT VIDEOGAME PRODUCT NET REVENUES     June 30,     June 30,
                                            1995         1994      % change
                                          --------     ---------   --------
  Three Months Ended                     26,566,000   $41,261,000     (35.6)
  as a percent of net revenues                 33.2%         52.9%


The Company released three new 16-bit videogame titles during the first quarter of fiscal 1996 consisting of THEME PARK and TRIPLE PLAY `96 for the Sega Genesis and JUNGLE STRIKE for the SNES. Sega cartridge sales were $20,074,000 the three months ended June 30, 1995 compared to $30,069,000 for the same period in the prior year. SNES sales were $6,492,000 for the three months ended June 30, 1995 compared to $11,192,000 for the same period last year.

Since the 16-bit videogame market has matured, growth rates have slowed and sales of the related software have declined and are expected to continue to do so. The Company's net revenues derived from 16-bit videogames declined 35.6% during the first quarter of fiscal 1996 compared to the same period in the prior year. Additionally, as the 16-bit cartridge market has become more "hits-driven", the Company will continue to ship fewer cartridge products in fiscal 1996 than in fiscal 1995 and expects to release a higher percentage of these products in the December quarter.

Under the terms of a licensing agreement entered into with Sega Enterprises, Ltd., ("Sega") in July 1992 ("the Sega Agreement"), the Company is authorized to develop and distribute ROM-cartridge software products compatible with the Sega Genesis system through December 1995. Additionally, the Company may continue to distribute remaining products in its inventory or in process of manufacture at December 1995 for an additional six months. Genesis cartridges are manufactured by the Company in Puerto Rico and by a third party manufacturer under terms of the Sega Agreement. A shortage of components, or other factors outside the control of the Company could impair the Company's ability to obtain an adequate supply of cartridges.

Under the terms of its licensing agreement with Nintendo, the Company engages Nintendo to manufacture its SNES cartridges for distribution. The Company has little ability to control its supply of cartridges or the timing of their delivery. A shortage of microchips, or other factors outside the control of the Company could impair the Company's ability to obtain an adequate supply of cartridges. Nintendo maintains a policy of not accepting returns. Considering these and other factors, the carrying of an inventory of cartridges entails additional investments and risks. Videogame cartridges, particularly SNES, are more expensive to produce than floppy disks and CD-ROM's and are produced in higher volumes. Accordingly, if Electronic Arts' sales mix of SNES videogame products increases, it will be exposed to greater inventory costs and increased risks of unexpected returns of unsold products.

32-BIT VIDEOGAME PRODUCT NET REVENUES


                                          June 30,     June 30,
                                            1995         1994      % change
                                          --------     ---------   --------
  Three Months Ended                    $5,874,000    $3,855,000       52.4
  as a percentage of net revenues              7.3%          4.9%


The Company released two new CD-ROM based 32-bit videogame products during the first quarter of fiscal 1996, WING COMMANDER III and SYNDICATE, both of which were for the 3DO Interactive Multiplayer. All 32-bit CD-ROM based revenues for the first quarter related to sales of 3DO products. There were no new 3DO titles released in Q1 of fiscal 1995.

As a result of the videogame market's current transition to 32-bit hardware platforms, the Company's sales of the related software for these CD based dedicated entertainment systems is expected to increase as the Company continues to focus its development efforts on supporting these new platforms.

COMPUTER-BASED CD PRODUCT NET REVENUES


                                          June 30,     June 30,
                                            1995         1994      % change
                                          --------     ---------   --------
  Three Months Ended                    $21,082,000   $4,903,000      330.0
  as a percentage of net revenues              26.3%         6.3%


The Company released four new CD based titles in the first quarter of the current fiscal year, three for the IBM personal computer and one for the Macintosh, compared to none for the same period last year. As mentioned above and elsewhere in this report, the significant increase in both absolute dollars and as a percentage of total net revenues reflects the market transition from 16-bit cartridge systems to CD platforms and the Company's strategy to focus its development efforts on CD based platforms. The Company expects revenues from CD products to grow but as revenues for CD products increase, the Company does not expect these percentage growth rates to continue.

FLOPPY-DISK PRODUCT NET REVENUES


                                          June 30,     June 30,
                                            1995         1994      % change
                                          --------     ---------   --------
  Three Months Ended                     $1,330,000   $8,949,000      (85.1)
  as a percentage of net revenues               1.7%        11.5%


The Company released no new floppy-disk based personal computer titles in the first quarter of the current fiscal year, compared to six for the same period in the prior year. The decrease in net revenues derived from shipments of EA Studio floppy-disk based personal computer products reflects the market trend toward CD based personal computer products.

LICENSE/OEM NET REVENUES


                                          June 30,     June 30,
                                            1995         1994      % change
                                          --------     ---------   --------
  Three Months Ended                     $5,604,000   $2,638,000     112.4%
  as a percentage of net revenues               7.0%         3.4%


The increase in license/OEM net revenues for the three months ended June 30, 1995 compared to the same period last year was primarily a result of an increase in licensing of personal computer products in the United States.

AFFILIATED LABEL NET REVENUES


                                          June 30,     June 30,
                                            1995         1994      % change
                                          --------     ---------   --------
  Three Months Ended                    $17,930,000   $8,555,000      109.6%
  as a percentage of net revenues              22.4%        11.0%


The increase in Affiliated Label net revenues for the three months ended June 30, 1995 compared to the prior year period reflects the significant expansion of the distribution business, mainly in North America. Affiliated Label CD based net revenues represented approximately 80% of total Affiliated Label net revenues for the period, compared to 44% in the comparable period in the prior year. In addition to the traditional Affiliated Labels distributed by the Company, the Company also derived revenues from the distribution of PC products to key accounts on behalf of other third party publishers. There were no such sales in the same period of the prior year.

OTHER REVENUES


                                          June 30,     June 30,
                                            1995         1994      % change
                                          --------     ---------   --------
  Three Months Ended                    $1,649,000    $7,790,000     (78.8%)
  as a percentage of net revenues              2.1%         10.0%


Other revenues for the three months ended June 30, 1995 consisted of sales of products for Gameboy and the Sega 32X platform. The Company released one title for the Sega 32X during the period. The net revenues generated in the comparable period of the prior year related mainly to products for Gameboy and the Sega CD platform. The Company does not plan to release any new titles for hand-held equipment or the Sega CD in fiscal 1996 and accordingly, revenues for these platforms are expected to continue to decline.

COST OF GOODS SOLD


                                          June 30,     June 30,
                                            1995         1994      % change
                                          --------     ---------   --------
  Three Months Ended                    $42,827,000   $40,126,000      6.7%
  as a percentage of net revenues              53.5%         51.5%


The increase in cost of goods sold, as a percentage of net revenues, for the three months ended June 30, 1995 compared to the same period last year was primarily due to the impact of the significant increase of lower margin Affiliated Label and third party publisher net revenues, as a percentage of total net revenues, partially offset by the increase of higher margin EA Studio CD net revenues and license/OEM net revenues. Additionally, margins on 16-bit software were eroded as a result of the maturation of that segment of the business which promoted an overall reduction in sales price of classic videogame titles and higher costs of goods sold resulting from the larger cartridge configurations.

MARKETING AND SALES


                                          June 30,     June 30,
                                            1995         1994      % change
                                          --------     ---------   --------
  Three Months Ended                    $11,690,000   $9,507,000      23.0%
  as a percentage of net revenues              14.6%        12.2%


The increase in marketing and sales expenses was primarily attributable to higher trade show expenses resulting from the Company's participation in the May Electronic Entertainment
Exposition, and increased headcount resulting from the expansion of the worldwide distribution business.

GENERAL AND ADMINISTRATIVE


                                          June 30,     June 30,
                                            1995         1994      % change
                                          --------     ---------   --------
  Three Months Ended                    $6,181,000    $5,798,000        6.6
  as a percentage of net revenues              7.7%          7.4%


The slight increase in general and administrative expenses resulted primarily from an increase in payroll and occupancy costs due to the opening of additional international offices. This increase was partially offset by the decrease in bad debt reserves compared to the prior year's quarter which reflected the increased provision for bad debts on certain uncollectible accounts in Japan.

RESEARCH AND DEVELOPMENT


                                          June 30,     June 30,
                                            1995         1994      % change
                                          --------     ---------   --------
  Three Months Ended                    $19,315,000  $14,772,000       30.8%
  as a percentage of net revenues              24.1%        19.0%


The increase in research and development expenses was primarily due to additional headcount, continued investment in development for new CD platforms the higher average development costs for these platforms, and more in-house development. Additional investments were made in new interactive movie production facilities which utilize digitized audio and video information and product development for new hardware platforms.

OPERATING INCOME


                                          June 30,     June 30,
                                            1995         1994      % change
                                          --------     ---------   --------
  Three Months Ended                      $22,000     $7,748,000      (99.7%)
  as a percentage of net revenues              --            9.9%


Operating income decreased for the three months ended June 30, 1995 compared to the same period last year due to increased research and development, increased marketing and sales expenses and a slight decrease in gross profit margins, as noted above.

INTEREST AND OTHER INCOME, NET


                                          June 30,     June 30,
                                            1995         1994      % change
                                          --------     ---------   --------
  Three Months Ended                    $1,152,000    $9,346,000      (87.7)
  as a percentage of net revenues              1.4%         12.0%


Interest and other income, net decreased for the three months ended June 30, 1995 compared to the same period last year primarily due to a one time payment of $8,600,000 associated with the termination of a merger agreement in the comparable period of the prior year.

INCOME TAXES


                                          June 30,     June 30,
                                            1995         1994      % change
                                          --------     ---------   --------
  Three Months Ended                     $376,000     $5,215,000      (92.8)
  effective tax rate                         32.0%          30.5%


The Company's effective tax rate increased for the three months ended June 30, 1995 compared to the same period last year primarily due to the impact of the reduced level of manufacturing in Puerto
Rico.

MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE


                                          June 30,     June 30,
                                            1995         1994      % change
                                          --------     ---------   --------
  Three Months Ended                      $45,000       $54,000       (16.7)
  as a percentage of net revenue              0.1%          0.1%


The Company has a majority interest in a joint venture corporation, Electronic Arts Victor, Inc. ("EAV"), in Japan for the development and distribution of entertainment software products in Japan as well as certain Asian countries. EAV is sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI"), (formerly Victor Musical Industries, Inc.) a wholly owned subsidiary of Victor Company of Japan, Limited. The minority interest represents VEI's 35% interest in EAV. The decrease in impact from the minority interest for the three months ended June 30, 1995 is due to lower reported losses for EAV compared to the same period in the prior year.

NET INCOME


                                          June 30,     June 30,
                                            1995         1994      % change
                                          --------     ---------   --------
  Three Months Ended                     $843,000     $11,933,000     (92.9)
  as a percentage of net revenue              1.1%           15.3%


The decrease in net income as compared to the prior year period was primarily related to slightly higher revenues offset by lower gross profit margins, higher operating expenses and a higher effective tax rate in the current year period, combined with the impact of the after-tax net gain of approximately $6,000,000 from a one time payment of a merger termination fee, in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1995, the Company's working capital was $135,505,000 compared to $168,742,000 at March 31, 1995. Cash and short term investments decreased by approximately $63,874,000 during the quarter as the Company used $31,479,000 of cash in operations primarily due to payment of accrued liabilities.

During the quarter ended June 30, 1995, the Company invested approximately $21,200,000 in the purchase of land and buildings in Austin, Texas in which it plans to house its expanding Texas-based development group. Additionally, the Company made a strategic investment in Novalogic, a Southern California based developer of entertainment software.

Reserves for bad debts and sales returns decreased from $33,567,000 at March 31, 1995 to $32,496,000 at June 30, 1995. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

Inventory levels at June 30, 1995 decreased slightly compared to March 31, 1995 as the levels of videogame cartridge inventory fell in North America. This was partially offset by a build-up in videogame cartridge components in Puerto Rico in anticipation of the upcoming holiday season.

In connection with the Company's purchases of cartridges to be distributed in Japan, Nintendo of Japan requires cash deposits in lieu of letters of credit. At June 30, 1995, EAV had no remaining cash deposits for purchases of Nintendo cartridges. In lieu of letters of credit, EAV utilizes a line of credit to fund these deposits and purchases of Nintendo cartridges. At June 30, 1995, EAV had an outstanding balance on this line of approximately $4,151,000.

The Company's principal source of liquidity is $110,247,000 in cash and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements for the foreseeable future.

RISK FACTORS

   The Company's business is subject to a number of risks. Some of those risks are described below. Other risks are presented elsewhere in this report.

RAPID TECHNOLOGICAL CHANGE

   Currently, the interactive software industry is undergoing another significant change due in part to the introduction or planned introduction of new hardware platforms, as well as remote and electronic delivery systems. The new generation of systems are based on 32-bit and 64-bit microprocessors that incorporate dedicated graphics chipsets. Many of these systems utilize CD-ROM drives. The Company began development of 32-bit software products over three years ago by creating the original software development system for the first of these advanced products, the 3DO Interactive Multiplayer, which began selling in calendar 1993.
Sega and Sony each began distribution of their next generation hardware systems (named the "Saturn" and "PlayStation", respectively) in Japan during the quarter ended December 1994.
Sega began limited shipment of the Saturn in North America in May 1995 and Sony has announced plans to begin shipping the PlayStation in North America in September 1995. The team of Nintendo and Silicon Graphics announced plans to manufacture and distribute the Ultra 64 advanced system for initial shipment in the spring of 1996. The 3DO Company has announced its next generation system, the M2, with the first shipment scheduled in the first half of calendar year 1996.

   New entrants in the interactive entertainment and multimedia industries, such as cable television, telephone and diversified media and entertainment companies, and a proliferation of new technologies, such as on-line networks and the Internet, are making market forecasting and prediction of financial results increasingly difficult for the Company. However, in the near term, the Company expects that the transition from 16-bit cartridge-based game machines to the advanced systems described above will continue to adversely affect the near term financial results of the Company.
An increasing portion of the Company's new product releases in its 1996 fiscal year will be for advanced platforms, including the IBM PC-CD and compatibles, the Sega Saturn and Sony PlayStation, which will, in the near term, have substantially smaller installed bases than the current 16-bit videogame systems. In the near term, the increase in unit sales of advanced platforms may be less than the decline in unit sales of 16-bit systems. As a result, while the Company expects to release more titles during fiscal 1996 than during fiscal 1995, the majority of these new products will be directed to the 32-bit systems and the Company's potential market during this transition period may be smaller. This set of circumstances will continue to adversely affect the financial results of the Company in fiscal 1996, particularly through the second quarter of fiscal 1996, before Sega's full roll-out of the Saturn and Sony's expected launch of the PlayStation in North America.

   As the 16-bit cartridge market matures, hardware sales have declined and will continue to decline. Accordingly, software sales for the 16-bit cartridge systems are declining rapidly as a percentage of the Company's business and are expected to continue to decline in fiscal 1996. In addition, sales in the 16-bit software market have become more "hits" driven. Fewer products in that market are successful and publishers of these games, including the Company, must incur additional marketing and sales expenses to promote retailers' sales of their 16-bit cartridge products. In fiscal 1996, the Company plans to release even fewer products for these platforms and to concentrate releases during the holiday season, while focusing marketing efforts on promoting hit products.

   The interactive software market has historically been a volatile and highly dynamic industry affected by seasonality, changing technology, limited hardware platform life cycles, hit products, competition, component supplies, consumer spending and other economic trends. Each of these factors affect the operating results of the Company, often in combinations that make predicting those operating results difficult. In particular, the Company believes that consumer spending trends are adversely affecting the interactive software market at this time, and that retailers, in reaction to the rapidly declining 16-bit cartridge market, are attempting to reduce their inventories by buying more cautiously. These factors can be expected to continue to depress sales of the Company's software products for the 16-bit market as it is succeeded by the 32-bit market.

   The Company believes that early investment in products for the 32-bit market is strategically important and the Company is therefore continuing its aggressive development activities for 32-bit platforms. This investment in advanced technology development, together with declining revenues in 16-bit products during this period may result in slow or insignificant growth in revenue and earnings for the 1996 fiscal year and reduced revenues and earnings in the second quarter of fiscal 1996.

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

PRODUCTS AND PRODUCT DEVELOPMENT

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

   The Company's current and planned product introductions are predominantly for 32-bit platforms such as the IBM PC and compatibles, the Apple Macintosh, the 3DO Interactive Multiplayer, the Sega Saturn and the Sony PlayStation and 16-bit platforms such as the SNES and the Genesis videogame systems.

   The Company anticipates that compact discs will emerge as the preferred medium for interactive entertainment, education, and information software for the next several years. The Company has continued its investment in the development of CD-ROM tools and technologies and has 85 titles in development for CD-ROM platforms, including the IBM PC and compatibles, the Apple Macintosh, the 3DO Interactive Multiplayer, the Sega Saturn and the Sony PlayStation. Most of these products will be convertible for use on multiple advanced hardware systems.

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

   As noted above, one of the advanced 32-bit platforms currently supported by the Company is the 3DO Interactive Multiplayer. The Company currently owns approximately 18% of the Common Stock of 3DO. The Company has achieved a leading position in 3DO software sales and has generated profits from sales of 3DO products in fiscal 1995 and 1996. However, the Company's 3DO products have not achieved the sales levels of the Company's Genesis products primarily because the 3DO Interactive Multiplayer has not achieved market acceptance comparable to the Genesis and SNES platforms.
The Company believes that its development methods for the 3DO platform are not materially different from those the Company uses to develop products for other CD-ROM based platforms and therefore a substantial portion of its development activities for the 3DO platform is portable to other platforms. Furthermore, the Company believes that through its 3DO development efforts it has gained valuable early experience in developing products for advanced 32-bit platforms. However, there can be no assurance that the 3DO platform or 3DO as a company will be successful. Because of the Company's equity stake in and historical association with 3DO, a material adverse effect on the business or prospects of 3DO or a substantial adverse change in the stock price of 3DO could have a material adverse effect on the Company's stock price.

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

MARKETING AND DISTRIBUTION

   As discussed above, the 16-bit videogame business has become increasingly "hits" driven, requiring significantly greater expenditures for advertising, particularly for television advertising. There can be no assurance that the Company will continue to produce hit products or that advertising expenditures will increase sales sufficiently to recoup the advertising expenditures.

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

SEASONALITY

   The Company's business is highly seasonal. The Company typically experiences its highest revenues and profits in the calendar year-end holiday season and a seasonal low in revenues and profits in the quarter ending in June. The Company expects these seasonal trends to be magnified through the second quarter of fiscal 1996 by general economic and industry factors, including the current transition from 16-bit cartridge-based game machines to the new 32-bit systems, and the concentration of the Company's product releases in the second half of the fiscal year.

EMPLOYEES

The Company believes that its ability to attract and retain qualified employees is an important factor in its growth and development and that its future success will depend, in large measure, on its ability to continue to attract and retain qualified employees. To date, the Company has been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct its business successfully. However, competition for employees in the interactive software business is intense and increasing as competition in the industry increases and there can be no assurance that the Company will continue to be able to attract and retain enough qualified employees in the future. None of the Company's employees is subject to a collective bargaining agreement, and the Company believes that its employee relations are excellent.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders, held on August 3, 1995, the stockholders elected the following individuals for one-year terms to the Board of Directors: M. Richard Asher, William J. Byron, Daniel H. Case III, Gary M. Kusin, Timothy Mott and Lawrence F. Probst III. These individuals have received a plurality of the votes eligible to vote, voting either in person or by proxy.

         In addition, the following matters were voted upon by the
         Stockholders:

         To approve an amendment to the Company's 1991 Stock Option Plan (the "1991 Plan") to increase the number of shares of the Company's common stock reserved for issuance under the 1991 Plan by 1,850,000 shares from a total of 8,050,000 shares to a total of 9,900,000 shares.


                                       Votes
          --------------------------------------------------------------------
               For                    Against                         Abstain
               ---                    -------                         -------
           30,888,089                14,669,574                        167,443


         To approve an amendment to the Company's Employee Stock Purchase Plan (the "Purchase Plan") to increase the number of shares of the Company's common stock reserved for issuance under the Purchase Plan by 150,000 shares from a total of 900,000 shares to a total of 1,050,000 shares.


                                       Votes
          -------------------------------------------------------------------
               For                    Against                         Abstain
               ---                    -------                         -------
           43,660,699                1,906,787                        157,996


         To ratify the appointment of KPMG Peat Marwick LLP as independent accountants for the Company for the current fiscal year.


                                       Votes
          --------------------------------------------------------------------
               For                    Against                         Abstain
               ---                    -------                         -------
           45,690,779                 71,514                          104,715

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - The following exhibits are filed as part of this report:

Number   Exhibit Title
- ------   -------------

10.01 Commerical Earnest Money Contract between Novell, Inc. and Origin Systems, Inc. dated April 13, 1995.

10.02 First Amendment to Commercial Earnest Money Contract between Novell, Inc. and Origin Systems, Inc. dated June 1, 1995.

(b) No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ELECTRONIC ARTS INC.
                                  (Registrant)






                                  /s/E. STANTON MCKEE
                                  -------------------
DATED:                            E. STANTON MCKEE
August 7, 1995                    Senior Vice President and
                                  Chief Financial and Administrative Officer
                                  (Duly authorized officer)

                            EXHIBIT INDEX


NUMBER   EXHIBIT TITLE                                             PAGE
- ------   -------------                                             ----
10.01     Commercial Earnest Money Contract between Novell, Inc.
          and Origin Systems Inc. dated April 13, 1995.             29

10.02     First Amendment to Commercial Earnest Money Contract
          between Novell, Inc. and Origin Systems, Inc. dated
          June 1, 1995                                              53

27.01     Financial Data Schedule                                   57
