Form 10-Q
period 1995-09-30
ELECTRONIC ARTS INC
filed 1995-11-14
CIK 712515

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                            ____________________

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1995

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

                 YES    X                 NO
                      -----                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
               Class of Common Stock            October 19, 1995
               ---------------------            ----------------
               $0.01 par value per share           52,433,202

            ELECTRONIC ARTS INC. AND SUBSIDIARIES


                            INDEX


PART I - FINANCIAL INFORMATION                                             PAGE

Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets at
             September 30, 1995 and March 31, 1995                         3

           Consolidated Statements of Income for
             the Three Months Ended September 30, 1995 and 1994
             and the Six Months Ended September 30, 1995 and 1994          4

           Consolidated Statements of Cash Flows for
             the Six Months Ended September 30, 1995 and 1994              5

           Notes to Consolidated Financial Statements                      6-9

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    10-26

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                              27

Item 6.     Exhibits and Reports on Form 8-K                               27

SIGNATURES                                                                 28

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                  September 30,      March 31,
                                                      1995             1995
                                                  -------------      ---------
                                                   (unaudited)
Current assets:
  Cash and short-term investments                     $ 80,579       $174,121
  Marketable securities                                 11,042         10,725
  Receivables, less allowances of $28,182 and
   $33,567, respectively                                73,449         56,389
  Inventories                                           18,924         12,358
  Prepaid royalties                                     15,757          8,318
  Deferred income taxes                                  3,142          3,142
  Other current assets                                  17,242          6,707
                                                      --------       --------
    Total current assets                               220,135        271,760

Property and equipment, net                             62,690         30,528
Prepaid royalties                                       11,579          6,633
Long-term investments                                   14,200         14,200
Investments in affiliates                               23,894         13,397
Deferred income taxes                                      657             77
Other assets                                             8,310          4,644
                                                      --------       --------
                                                      $341,465       $341,239
                                                      --------       --------
                                                      --------       --------

            LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $ 36,579       $ 34,247
  Accrued liabilities                                   44,556         68,771
                                                      --------       --------
   Total current liabilities                            81,135        103,018

Minority interest in consolidated joint venture            685          1,148

Stockholders' equity:
  Preferred stock, $0.01 par value.
   Authorized 1,000,000 shares
  Common stock, $0.01 par value.  Authorized
   70,000,000 shares;
   issued and outstanding 52,386,148 and
   50,863,455 shares, respectively.                        525            509
Paid-in capital                                         95,407         77,144
Retained earnings                                      165,385        161,512
Unrealized depreciation of investments                    (889)        (1,206)
Translation adjustment                                    (783)          (886)
                                                      --------       --------
    Total stockholders' equity                         259,645        237,073
                                                      --------       --------
                                                      $341,465       $341,239
                                                      --------       --------
                                                      --------       --------


         See accompanying notes to consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                         Three Months Ended   Six Months Ended
                                           September 30,        September 30,
                                           1995      1994      1995     1994
                                         ---------------------------------------
Net revenues                              $93,657    $88,845  $173,692  $166,796
Cost of goods sold                         47,951     45,516    90,778    85,642
                                          -------    -------  --------  --------
    Gross profit                           45,706     43,329    82,914    81,154
                                          -------    -------  --------  --------

Operating expenses:
  Marketing and sales                      14,873     12,031    26,563    21,538
  General and administrative                7,332      7,745    13,513    13,543
  Research and development                 20,664     17,024    39,979    31,796
                                          -------    -------  --------  --------
    Total operating expenses               42,869     36,800    80,055    66,877
                                          -------    -------  --------  --------
   Operating income                         2,837      6,529     2,859    14,277
Interest and other income, net              1,150      1,470     2,302    10,816
                                          -------    -------  --------  --------
   Income before provision for income
    taxes and minority interest             3,987      7,999     5,161    25,093
Provision for income taxes                  1,276      2,619     1,652     7,834
                                          -------    -------  --------  --------
   Income before minority interest          2,711      5,380     3,509    17,259
Minority interest in consolidated
 joint venture                                319      1,330       364     1,384
                                          -------    -------  --------  --------
   Net income                             $ 3,030    $ 6,710  $  3,873  $ 18,643
                                          -------    -------  --------  --------
                                          -------    -------  --------  --------

Net income per share:                     $  0.06    $  0.13  $   0.07  $   0.36
                                          -------    -------  --------  --------
                                          -------    -------  --------  --------

Number of shares used in computation       54,335     51,695    53,809    51,845
                                          -------    -------  --------  --------
                                          -------    -------  --------  --------


         See accompanying notes to consolidated financial statements.

            ELECTRONIC ARTS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in thousands)
                         (unaudited)

                                                    Six Months
                                                Ended September 30,
                                              ------------------------
                                                1995          1994
                                              ------------------------

Operating activities:
 Net income                                    $   3,873     $ 18,643

 Adjustments to reconcile net income to net
  cash used by operating activities:
   Minority interest in consolidated joint
    venture                                         (364)      (1,384)
   Depreciation and amortization                   6,869        4,918
   Loss on sale of fixed assets                      100           16
   Deferred rent                                     (63)         (72)
   Change in operating assets and liabilities:
     Receivables                                 (17,060)     (11,439)
     Inventories                                  (6,566)     (10,985)
     Prepaid royalties, net                      (12,385)      (5,220)
     Other assets                                (14,381)      (3,803)
     Accounts payable                              2,332        5,785
     Accrued liabilities                         (24,152)      (4,977)
     Deferred income taxes                          (580)         (12)
                                               ---------     --------
      Net cash used by operating activities      (62,377)      (8,530)
                                               ---------     --------


Investing activities:
  Proceeds from sales of furniture and
   equipment                                          83          262
  Capital expenditures                           (39,034)      (6,262)
  Investments in affiliates                      (10,497)      (3,022)
  Change in short-term investments                16,100       12,150
  Adjustment for effects of pooling in
   prior period                                        -       (1,661)
                                               ---------     --------
      Net cash provided/(used) in investing
       activities                                (33,348)       1,467
                                               ---------     --------

Financing activities:
 Proceeds from issuance of common stock           17,003        2,996
 Tax benefit from exercise of stock
  options                                          1,276          201
                                               ---------     --------
      Net cash provided by financing activities   18,279        3,197
                                               ---------     --------

Translation adjustment                               103        1,828
Minority interest on translation
adjustment                                           (99)         146
                                               ---------     --------
Decrease in cash and cash equivalents            (77,442)      (1,892)
Beginning cash and cash equivalents              143,421       93,918
                                               ---------     --------
Ending cash and cash equivalents                  65,979       92,026
Short-term investments                            14,600       24,250
                                               ---------     --------
Ending cash and short-term investments         $  80,579     $116,276
                                               ---------     --------
                                               ---------     --------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for income
   taxes                                       $   6,604     $    391
                                               ---------     --------
                                               ---------     --------

NON-CASH INVESTING ACTIVITIES:
  Unrealized depreciation of investment        $     317     $ (2,219)
                                               ---------     --------
                                               ---------     --------

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

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 as filed with the Securities and Exchange Commission on June 28, 1995.

Certain amounts in the fiscal 1995 financial statements have been reclassified to conform with fiscal 1996 presentation.

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

Cash and short-term investments at September 30, 1995 and March 31, 1995 consisted of (in thousands):


                            September 30, 1995  March 31, 1995
                            ------------------  --------------
Cash and cash equivalents            $  65,979       $ 143,421
Short-term investments                  14,600          30,700
                                      --------         -------
                                     $  80,579       $ 174,121
                                      --------         -------
                                      --------         -------


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

NOTE 5. INVENTORIES

Inventories are stated at the lower of weighted average cost or market. Inventories at September 30, 1995 and March 31,
1995 consisted of (in thousands):


                            September 30, 1995  March 31, 1995
                            ------------------  --------------
Raw materials and work in
 process                               $ 9,707         $ 2,799
Finished goods                           9,217           9,559
                                       -------         -------
                                       $18,924         $12,358
                                       -------         -------
                                       -------         -------


NOTE 6.  ACCRUED LIABILITIES

Accrued liabilities at September 30, 1995 and March 31, 1995 consisted of (in thousands):

                            September 30, 1995  March 31, 1995
                            ------------------  --------------
Accrued expenses                       $24,103         $26,138
Accrued income taxes                     3,405          16,069
Accrued royalties                        8,416          16,040
Accrued compensation
 and benefits                            8,632          10,524
                                       -------         -------
                                       $44,556         $68,771
                                       -------         -------
                                       -------         -------


NOTE 7. NET INCOME PER SHARE

Net income per share is computed on the basis of the weighted average number of common shares and common equivalent shares outstanding and is adjusted for shares issuable upon exercise of stock options. The computation assumes the proceeds from the exercise of stock options were used to repurchase common shares at the average market price of the Company's common stock during each period. Such average shares outstanding for the three months ended September 30, 1995 and 1994 were 54,335,000 and 51,695,000, respectively, and for the six months ended September 30, 1995 and 1994 were 53,809,000 and 51,845,000, respectively.
There is no significant difference between primary and fully diluted earnings per share.

            ELECTRONIC ARTS INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (continued)

NOTE  8.  INVESTMENTS IN AFFILIATES AND JOINT VENTURE

THE 3DO COMPANY

At September 30, 1995, the Company has an approximately 16.2% (4,150,668 shares of 3DO stock) ownership interest in The 3DO Company ("3DO"). Other investors include Time Warner Enterprises, a unit of Time Warner, Inc., Matsushita Electric Industrial Co., Ltd., MCA and two ven-ture capital firms. The Company realized gain before taxes of $792,000 from the sale of 67,500 shares of 3DO stock for the quarter ended September 30, 1995.

ELECTRONIC ARTS VICTOR, INC.

The Company has a majority interest in a joint venture corporation, Electronic Arts Victor, Inc. ("EAV"), for the development and distribution of entertainment software products in Japan as well as certain Asian countries. EAV is sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI"), (formerly Victor Musical Industries, Inc.), a wholly owned subsidiary of Victor Company of Japan, Limited. The Company has consolidated 100% of the assets, liabilities and results of operations for EAV. VEI's 35% interest in EAV and the loss therefrom have been reflected as "Minority interest in consolidated joint venture" on the Company's Consolidated Financial Statements.

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

            ELECTRONIC ARTS INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (continued)


NOTE  9: OPERATIONS BY GEOGRAPHIC AREAS

The Company operates in one industry segment. Information about the Company's operations in North America, Europe, South Asia Pacific and Japan for the three months and six months ended September 30, 1995 and 1994 is presented below (in thousands). All intersegment sales among North American entities (EA San Mateo, EA Canada Inc., EA Puerto Rico Inc., EA Productions Inc. and Origin Systems, Inc.) have been eliminated. Therefore, intersegment activity disclosed on this schedule reflects only the transactions that have taken place between the geographic segments disclosed below.


                                               South
                            North              Asia
                           America   Europe   Pacific   Japan   Eliminations  Total
                           -------  -------   -------   ------  ------------  -------
THREE MONTHS ENDED
SEPTEMBER 30, 1995
Net revenues from
 unaffiliated customers    $ 62,570  $19,763   $4,629   $ 6,695          -    $ 93,657
Intersegment net revenues     6,372    2,186       19        65   $ (8,642)          -
                           --------  -------   ------   -------   --------    --------
     Total net revenues    $ 68,942  $21,949   $4,648   $ 6,760   $ (8,642)   $ 93,657
                           --------  -------   ------   -------   --------    --------
                           --------  -------   ------   -------   --------    --------

Operating income/(loss)    $   (348) $ 2,903   $1,139   $  (857)         -    $  2,837

Identifiable assets        $269,294  $55,380   $6,477   $10,314          -    $341,465

SIX MONTHS ENDED
SEPTEMBER 30, 1995
Net revenues from
 unaffiliated customers    $109,285  $42,075   $7,916   $14,416          -    $173,692
Intersegment net revenues    13,293    3,584       19        65   $(16,961)          -
                           --------  -------   ------   -------   --------    --------
     Total net revenues    $122,578  $45,659   $7,935   $14,481   $(16,961)   $173,692
                           --------  -------   ------   -------   --------    --------
                           --------  -------   ------   -------   --------    --------

Operating income/(loss)    $ (5,601) $ 7,832   $1,749   $(1,121)         -    $  2,859

THREE MONTHS ENDED
SEPTEMBER 30, 1994
Net revenues from
 unaffiliated customers    $ 62,797  $19,336   $2,570   $ 4,142          -    $ 88,845
Intersegment net revenues     6,106    1,003       37        34   $ (7,180)          -
                           --------  -------   ------   -------   --------    --------
     Total net revenues    $ 68,903  $20,339   $2,607   $ 4,176   $ (7,180)   $ 88,845
                           --------  -------   ------   -------   --------    --------
                           --------  -------   ------   -------   --------    --------

Operating income/(loss)    $  5,661  $ 4,463   $  443   $(4,038)         -    $  6,529

Identifiable assets        $220,924  $51,169   $3,997   $16,830          -    $292,920

SIX MONTHS ENDED
SEPTEMBER 30, 1994
Net revenues from
 unaffiliated customers    $114,701  $34,568   $4,257   $13,270          -    $166,796
Intersegment net revenues    10,633    1,564       44        34   $(12,275)          -
                           --------  -------   ------   -------   --------    --------
     Total net revenues    $125,334  $36,132   $4,301   $13,304   $(12,275)   $166,796
                           --------  -------   ------   -------   --------    --------
                           --------  -------   ------   -------   --------    --------

Operating income/(loss)    $ 10,771  $ 6,954   $  692   $(4,140)         -    $ 14,277


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial data and the notes thereto included in Item 1 of this Quarterly Report and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 as filed with the Securities and Exchange Commission on June 28, 1995.


NET REVENUES
------------
                                    September 30, September 30,
                                        1995          1994      % change
                                    --------------------------------------
CONSOLIDATED NET REVENUES
  Three Months Ended                 $ 93,657,000  $ 88,845,000       5.4%
  Six Months Ended                   $173,692,000  $166,796,000       4.1%

NORTH AMERICA NET REVENUES
  Three Months Ended                 $ 62,570,000  $ 62,797,000       (.4)%
   as a percentage of net revenues          66.8%         70.7%
  Six Months Ended                   $109,285,000  $114,701,000      (4.7)%
   as a percentage of net revenues          62.9%         68.8%

INTERNATIONAL NET REVENUES
  Three Months Ended                 $ 31,087,000  $ 26,048,000      19.3%
   as a percentage of net revenues          33.2%         29.3%
  Six Months Ended                   $ 64,407,000  $ 52,095,000      23.6%
   as a percentage of net revenues          37.1%         31.2%


The Company derives revenues from shipments of EA Studio cartridge products, EA Studio CD and floppy-disk personal computer products, EA Studio CD products on dedicated entertainment and educational systems, licenses of EA Studio products and shipments of Affiliated Label and other branded publisher floppy-disk and CD products.

Overall, North American net revenues decreased .4% for the three months and 4.7% for the six months ended September 30, 1995 compared to the same periods last year due to the decrease in volume of sales in the Sega 16-bit cartridge and floppy-disk products. This decrease was partially offset by the significant increase in shipments of CD based products for both personal computers and dedicated entertainment systems.

International net revenues increased 19.3% for the three months ended September 30, 1995 compared to the same period last year, primarily due to higher sales of CD products in all regions partially offset by a decrease in revenues from the sale of floppy-disk products. International net revenues increased 23.6% for the six months ended September 30, 1995 compared to the same period last year, primarily due to higher sales of CD products, partially offset by a decrease in revenues from the sale of floppy-disk products in all regions and Gameboy products in Japan.

EA STUDIO NET REVENUES:


16-BIT VIDEOGAME PRODUCT NET REVENUES  September 30, September 30,
                                           1995          1994      % change
                                       --------------------------------------
  Three Months Ended                   $36,203,000   $50,109,000      (27.8)%
   as a percent of net revenues              38.7%         56.4%
  Six Months Ended                     $62,769,000   $91,370,000      (31.3)%
   as a percent of net revenues              36.2%         54.8%


The Company released three new 16-bit videogame titles during the second quarter of fiscal 1996 consisting of COLLEGE FOOTBALL `96 and NHL HOCKEY `96 for the Sega Genesis and NHL HOCKEY `96 for the SNES. Sega cartridge sales were $28,480,000 for the three months ended September 30, 1995 compared to $49,146,000 for the same period in the prior year when five new titles were released. SNES sales were
$7,723,000 for the three months ended September 30, 1995 compared to $963,000 for the same period last year. There were no new SNES titles released in the second quarter of fiscal 1995.

Sega cartridge sales were $48,554,000 for the six months ended September 30, 1995 compared to $79,215,000 for the same period in prior year. SNES sales were $14,215,000 for the six months ended September 30, 1995 compared to $12,155,000 for the same period in prior year.

Since the 16-bit videogame market has matured, sales of hardware and software have declined and are expected to continue to do so. The Company's net revenues derived from 16-bit videogames declined 27.8% during the second quarter of fiscal 1996 and 31.3% during the first six months compared to the same periods in the prior year. Additionally, as the 16-bit cartridge market has become more "hits-driven", the Company will continue to ship fewer cartridge products in fiscal 1996 than in fiscal 1995 and expects to release a higher percentage of these products in the December quarter.

Under the terms of a licensing agreement entered into with Sega Enterprises, Ltd., ("Sega") in July 1992 ("the 16 Bit
Sega Agreement"), the Company is authorized to develop and distribute ROM-cartridge software products compatible with the Sega Genesis system through December 1995. Additionally, the Company may continue to distribute remaining products in its inventory or in process of manufacture at December 1995 for an additional six months. Genesis cartridges are manufactured by the Company in Puerto Rico under the terms of the 16 Bit Sega Agreement. A shortage of components, or other factors outside the control of the Company could impair the Company's ability to obtain an adequate supply of cartridges.

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


32-BIT VIDEOGAME PRODUCT NET REVENUES
                                       September 30, September 30,
                                           1995          1994      % change
                                       --------------------------------------
  Three Months Ended                   $ 6,462,000   $4,504,000         43.5%
   as a percentage of net revenues            6.9%         5.1%
  Six Months Ended                     $12,336,000   $8,359,000         47.6%
   as a percentage of net revenues            7.1%         5.0%


The Company released two new 32-bit CD titles during the second quarter of fiscal 1996, SPACE HULK: BLOOD ANGELS for the 3DO Interactive Multiplayer and PGA TOUR GOLF `96 for the Sony PlayStation. There were two new 3DO titles released in the second quarter of fiscal 1995; the Sony
PlayStation was launched in North America during the second quarter of fiscal 1996.

As a result of the videogame market's current transition to 32-bit hardware platforms, particularly the launches of the Sony PlayStation and Sega Saturn, the Company's sales of the related software for CD based dedicated entertainment systems is expected to increase as the Company continues to focus its development efforts on supporting these new platforms.

Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America in July 1994 (the "Sony Agreement"), the Company is authorized to develop and distribute CD-ROM software products compatible with the Sony PlayStation. Pursuant to the Sony Agreement, the Company engages Sony to supply its PlayStation CD's for distribution. Accordingly, the Company has limited ability to control its supply of PlayStation CD products or the timing of their delivery.

Under the terms of a licensing agreement entered into with Sega Enterprises, Ltd. in January 1995 (the "Sega Saturn Agreement"), the Company is authorized to develop and distribute CD-ROM software products compatible with the Sega Saturn. Pursuant to the Sega Saturn Agreement, the Company engages various third party manufacturers approved by Sega to supply its Saturn CD's for distribution. Accordingly, the Company has limited ability to control its supply of Saturn CD products or the timing of their delivery. The Company expects to release its initial Saturn products during its third fiscal quarter of fiscal 1996.


PERSONAL COMPUTER CD PRODUCT NET REVENUES
                                           September 30, September 30,
                                               1995          1994      % change
                                           --------------------------------------
  Three Months Ended                       $28,938,000   $11,677,000       147.8%
   as a percentage of net revenues               30.9%         13.1%
  Six Months Ended                         $50,020,000   $16,580,000       201.7%
   as a percentage of net revenues               28.8%          9.9%


The Company released seven new CD based personal computer titles in the second quarter of the current fiscal year, six for the IBM personal computer and one for the Macintosh, compared to thirteen for the same period last year. As mentioned above and elsewhere in this report, the significant increase in both absolute dollars and as a percentage of total net revenues reflects the market transition from 16-bit cartridge systems to CD platforms and the Company's strategy to focus its development efforts on CD products. The Company expects revenues from CD products to grow but as revenues for CD products increase, the Company does not expect these percentage growth rates to continue.



FLOPPY-DISK PRODUCT NET REVENUES
                                           September 30, September 30,
                                               1995          1994      % change
                                           --------------------------------------
  Three Months Ended                       $1,024,000    $ 8,130,000      (87.4)%
   as a percentage of net revenues               1.1%           9.2%
  Six Months Ended                         $2,354,000    $17,079,000      (86.2)%
   as a percentage of net revenues               1.4%          10.2%


The Company released no new floppy-disk based personal computer titles in the second quarter of the current fiscal year, compared to five for the same period in the prior year. The decrease in net revenues derived from shipments of EA Studio floppy-disk based personal computer products reflects the market trend toward CD based personal computer products.


LICENSE/OEM NET REVENUES
                                           September 30, September 30,
                                               1995          1994      % change
                                           --------------------------------------
  Three Months Ended                       $ 5,553,000   $4,355,000         27.5%
   as a percentage of net revenues                5.9%         4.9%
  Six Months Ended                         $11,157,000   $6,993,000         59.5%
   as a percentage of net revenues                6.4%         4.2%


The increase in license/OEM net revenues for the three and six months ended September 30, 1995 compared to the same period last year was primarily a result of an increase in licensing of personal computer software products in the United States to third parties.


AFFILIATED LABEL NET REVENUES
                                           September 30, September 30,
                                               1995          1994      % change
                                           --------------------------------------
  Three Months Ended                       $15,150,000   $ 9,446,000        60.4%
   as a percentage of net revenues               16.2%         10.6%
  Six Months Ended                         $33,080,000   $18,001,000        83.8%
   as a percentage of net revenues               19.0%         10.8%


The increase in Affiliated Label net revenues for the three and six months ended September 30, 1995 compared to the prior year periods reflects the significant expansion of the distribution business, mainly in North America and Europe. Affiliated Label CD based net revenues represented approximately 94% and 95%, respectively, of total Affiliated Label net revenues for the three and six months ended September 30, 1995, compared to 64% and 54%, respectively, for the same periods last year. In addition to the traditional Affiliated Labels distributed by the Company, the Company also derived revenues from the exclusive distribution of CD products to key accounts on behalf of other third party publishers. There were no such sales in the same period of the prior year.


OTHER REVENUES
                                           September 30, September 30,
                                               1995          1994      % change
                                           --------------------------------------
  Three Months Ended                       $  327,000    $  624,000       (47.6)%
   as a percentage of net revenues                .3%           .7%
  Six Months Ended                         $1,976,000    $8,414,000       (76.5)%
   as a percentage of net revenues               1.1%          5.1%


Other revenues for the three and six months ended September 30, 1995 consisted of sales of products for Gameboy, GameGear and the Sega 32X platform. The net revenues generated in the comparable periods of the prior year related mainly to products for Gameboy and the Sega CD platform. The Company does not plan to release any new titles for hand-held equipment or the Sega 32X for the remainder of fiscal 1996 and accordingly, revenues for these platforms are expected to continue to decline.


COST OF GOODS SOLD
                                           September 30, September 30,
                                               1995          1994      % change
                                           --------------------------------------
  Three Months Ended                       $47,951,000   $45,516,000         5.3%
   as a percentage of net revenues               51.2%         51.2%
  Six Months Ended                         $90,778,000   $85,642,000         6.0%
   as a percentage of net revenues               52.3%         51.3%


Cost of goods sold, as a percentage of net revenues, remained flat for the three months ended September 30, 1995 compared to the same period last year primarily due to the impact of the significant increase of lower margin Affiliated Label and third party publisher net revenues, as a percentage of total net revenues, together with a move to direct-to-store distribution resulting in higher freight costs, offset by the increase of higher margin EA Studio CD net revenues and license/OEM net revenues. Additionally, margins on 16-bit software were eroded as a result of the maturation of that segment of the business which promoted an overall reduction in sales price of classic videogame titles and higher costs of goods sold resulting from the larger cartridge configurations. Cost of goods sold, as a percentage of net revenues, were slightly higher for the six months ended September 30, 1995 compared to the same period last year primarily due to the impact of the growth in lower margin distribution business offset by the growth in the higher margin CD based business. Overall, the margins in the Affiliated Label business have decreased due to a move towards consignment-based arrangements where the Company no longer bears the costs, or risks, of carrying the related inventory.



MARKETING AND SALES
                                           September 30, September 30,
                                               1995          1994      % change
                                           --------------------------------------
  Three Months Ended                       $14,873,000   $12,031,000        23.6%
   as a percentage of net revenues               15.9%         13.5%
  Six Months Ended                         $26,563,000   $21,538,000        23.3%
   as a percentage of net revenues               15.3%         12.9%


The increase in marketing and sales expenses was primarily attributable to higher retailer service, trade show expenses and increased headcount resulting from the expansion of the worldwide distribution business together with increased co-op advertising.



GENERAL AND ADMINISTRATIVE
                                           September 30, September 30,
                                               1995          1994      % change
                                           --------------------------------------
  Three Months Ended                       $ 7,332,000   $ 7,745,000        (5.3)%
   as a percentage of net revenues                7.8%          8.7%
  Six Months Ended                         $13,513,000   $13,543,000         (.2)%
   as a percentage of net revenues                7.8%          8.1%


The slight decrease in general and administrative expenses for the three and six months ended September 30, 1995 compared to the same periods last year was due to higher bad debt expense incurred by Japan in the prior year. This decrease was offset by higher payroll related to increased headcount resulting from the worldwide expansion of the business.


RESEARCH AND DEVELOPMENT
                                           September 30, September 30,
                                               1995          1994      % change
                                           --------------------------------------
  Three Months Ended                       $20,664,000   $17,024,000        21.4%
   as a percentage of net revenues               22.1%         19.2%
  Six Months Ended                         $39,979,000   $31,796,000        25.7%
   as a percentage of net revenues               23.0%         19.1%


The increase in research and development expenses was primarily due to additional headcount, continued investment in development for new CD platforms, the higher average development costs for these platforms, and more in-house development.



OPERATING INCOME
                                           September 30, September 30,
                                               1995          1994      % change
                                           --------------------------------------
  Three Months Ended                       $2,837,000    $ 6,529,000      (56.5)%
   as a percentage of net revenues               3.0%           7.3%
  Six Months Ended                         $2,859,000    $14,277,000      (80.0)%
   as a percentage of net revenues               1.6%           8.6%


Operating income decreased for the three months and six months ended September 30, 1995 compared to the same period last year due to increased research and development, increased marketing and sales expenses and a slight decrease in gross profit margins, as noted above.



INTEREST AND OTHER INCOME, NET
                                           September 30, September 30,
                                               1995          1994      % change
                                           --------------------------------------
  Three Months Ended                       $1,150,000    $ 1,470,000      (21.8)%
   as a percentage of net revenues               1.2%           1.7%
  Six Months Ended                         $2,302,000    $10,816,000      (78.7)%
   as a percentage of net revenues               1.3%           6.5%


Interest and other income, net, decreased for the three months ended September 30, 1995 compared to the same period last year primarily due to lower cash balances resulting in less interest income, together with the amortization of intangibles related to the acquisition of DROSoft and EA's share of losses from Creative Wonders.

Interest and other income, net, decreased for the six months ended September 30, 1995 compared to the same period last year primarily due to a one time payment of $8,600,000 associated with the termination of a merger agreement in the comparable period of the prior year.


INCOME TAXES
                                           September 30, September 30,
                                               1995          1994      % change
                                           --------------------------------------
  Three Months Ended                       $1,276,000    $2,619,000       (51.3)%
   effective tax rate                           32.0%         32.7%
  Six Months Ended                         $1,652,000    $7,834,000       (78.9)%
   effective tax rate                           32.0%         31.2%


The  Company's effective tax rate for the three months ended
September 30, 1995 compared to the same period last year, decreased due to the impact of the prior year loss generated by the Company's joint venture in Japan.

The Company's effective tax rate for the six months ended September 30, 1995 compared to the same period last year, increased as a result of the reduced level of manufacturing in Puerto Rico and the June 30, 1995 expiration of the U.S. tax statute providing a credit for research and experimental expenditures. However, this increase was partially offset by expected utilization of the loss carryforward in Japan mentioned above.




MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE
                                                  September 30, September 30,
                                                      1995          1994      % change
                                                  --------------------------------------
  Three Months Ended                              $319,000     $1,330,000        (76.0)%
   as a percentage of net revenues                     .3%           1.5%
  Six Months Ended                                $364,000     $1,384,000        (73.7)%
   as a percentage of net revenues                     .2%            .8%


The Company has a majority interest in a joint venture corporation, Electronic Arts Victor, Inc. ("EAV"), in Japan for the development and distribution of entertainment software products in Japan as well as certain Asian countries. EAV is sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI"), (formerly Victor Musical Industries, Inc.) a wholly owned subsidiary of Victor Company of Japan, Limited. The minority interest represents VEI's 35% interest in EAV. The decrease in impact from the minority interest for the three and six months ended September 30, 1995 is due to lower reported losses for EAV compared to the same periods in the prior year, which resulted from the write-off of bad debt by EAV.


NET INCOME
                                           September 30, September 30,
                                               1995          1994      % change
                                           --------------------------------------
  Three Months Ended                       $3,030,000    $ 6,710,000      (54.8)%
   as a percentage of net revenues               3.2%           7.6%
  Six Months Ended                         $3,873,000    $18,643,000      (79.2)%
   as a percentage of net revenues               2.2%          11.2%


The  decrease  in  net  income for the  three  months  ended
September 30, 1995 as compared to the prior year period was primarily related to higher distribution and development expenses, offset by slightly higher revenues.

The decrease in net income for the six months ended September 30, 1995 as compared to the prior year period was primarily related to higher selling and development expenses combined with the prior year impact of the after-tax net gain of approximately $6,000,000 from a one-time payment of a merger termination fee.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1995, the Company's working capital was $139,000,000 compared to $168,742,000 at March 31, 1995.
Cash and short term investments decreased by approximately $93,542,000 during the six months as the Company used $62,377,000 of cash in operations primarily due to payments of accrued liabilities and royalties.

During the six months ended September 30, 1995, the Company invested approximately $21,200,000 in the purchase of land and buildings in Austin, Texas in which it plans to house its expanding Texas-based development group. Additionally, the Company made a strategic investment in Novalogic, a Southern California based developer of entertainment software.

Reserves for bad debts and sales returns decreased from $33,567,000 at March 31, 1995 to $28,182,000 at September
30, 1995. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

Inventory levels at September 30, 1995 increased compared to March 31, 1995 due to a build-up in videogame cartridge components in Puerto Rico in anticipation of the upcoming holiday season.

In connection with the Company's purchases of cartridges to be distributed in North America, Nintendo of America, Inc. requires irrevocable Letters of Credit ("LC") prior to accepting purchase orders from the Company. At September 30, 1995, the Company had three LC's totaling approximately $16,250,000, issued and outstanding.

In connection with the Company's purchases of cartridges to be distributed in Japan and Europe, Nintendo of Japan requires cash deposits in lieu of letters of credit. At September 30, 1995, EAV had no remaining cash deposits and Electronic Arts European operation had cash deposits totaling $9,000,000 for purchases of Nintendo cartridges. In lieu of letters of credit, EAV utilizes a line of credit to fund these deposits and purchases of Nintendo cartridges. At September 30, 1995, EAV had an outstanding balance on this line of approximately $3,998,000.

The Company's principal source of liquidity is $80,579,000 in cash and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements for the foreseeable future.

RISK FACTORS

     The Company's business is subject to a number of risks.
Some of those risks are described below. Other risks are presented elsewhere in this report.

RAPID TECHNOLOGICAL CHANGE

       Currently, the interactive software industry is undergoing another significant change due in part to the introduction or planned introduction of new hardware platforms, as well as remote and electronic delivery systems. The new generation of systems are based on 32-bit and 64-bit microprocessors that incorporate dedicated graphics chipsets. Many of these systems utilize CD-ROM drives. The Company began development of 32-bit software products over three years ago by creating the original software development system for the first of these advanced products, the 3DO Interactive Multiplayer, which began selling in calendar 1993. Sega and Sony each began distribution of their next generation hardware systems (named the "Saturn" and "PlayStation", respectively) in Japan during the quarter ended December 1994. Sega began limited shipment of the Saturn in North America in May 1995 and Sony commenced shipping the PlayStation in North America in September 1995. The team of Nintendo and Silicon Graphics has announced plans to manufacture and distribute the Ultra 64 advanced system for initial shipment in the spring of 1996. In October 1995, the 3DO Company announced an agreement to license its next generation system, the M2, to Matsushita Electric Industrial Co., Ltd. ("MEI").

      New entrants in the interactive entertainment and multimedia industries, such as cable television, telephone and diversified media and entertainment companies, and a proliferation of new technologies, such as on-line networks and the Internet, are making market forecasting and prediction of financial results increasingly difficult for the Company. However, in the near term, the Company expects that the transition from 16-bit cartridge-based game machines to the advanced systems described above will continue to adversely affect the near term financial results of the Company. An increasing portion of the Company's new product releases in its 1996 fiscal year will be for advanced platforms, including the IBM PC-CD and compatibles, the Sega Saturn and Sony PlayStation, which will, in the near term, have substantially smaller installed bases than the current 16-bit videogame systems. In the near term, the increase in unit sales of advanced platforms may be less than the decline in unit sales of 16-bit systems. As a result, while the Company expects to release more titles during fiscal 1996 than during fiscal 1995, the majority of these new products will be directed to the PC-CD and 32-bit systems and the Company's potential market during this transition period may be smaller. This set of circumstances will continue to adversely affect the financial results of the Company in fiscal 1996, while Sega and Sony continue the North American roll-out of the Saturn and the PlayStation, respectively.

      As the 16-bit cartridge market has matured, hardware sales have declined and will continue to decline. Accordingly, software sales for the 16-bit cartridge systems are declining rapidly as a percentage of the Company's business and are expected to continue to decline in fiscal 1996. In addition, sales in the 16-bit software market have become more "hits" driven. Fewer products in that market are successful and publishers of these games, including the Company, must incur additional marketing and sales expenses to promote retailers' sales of their 16-bit cartridge products. In fiscal 1996, the Company is planning to release even fewer products for these platforms and to concentrate releases during the holiday season, while focusing marketing efforts on promoting hit products.

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

      The Company believes that early investment in products for the 32-bit market is strategically important and the Company is therefore continuing its aggressive development activities for 32-bit platforms. This investment in advanced technology development, together with declining revenues in 16-bit products during this period may result in slow or insignificant growth in revenue and earnings for the 1996 fiscal year.

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

     The Company's current and planned product introductions are predominantly for 32-bit platforms such as the IBM PC and compatibles, the Apple Macintosh, the Sega Saturn and the Sony PlayStation and 16-bit platforms such as the SNES and the Genesis videogame systems.

      The Company anticipates that compact discs will emerge as the preferred medium for interactive entertainment, education, and information software for the next several years. The Company has continued its investment in the development of CD-ROM tools and technologies and has 88 titles in development for CD-ROM platforms, including the IBM PC and compatibles, the Apple Macintosh, the 3DO Interactive Multiplayer, the Sega Saturn and the Sony PlayStation. Most of these products will be convertible for use on multiple advanced hardware systems.

      Product development schedules, particularly for new hardware platforms, are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process associated with development for new technologies, as well as other factors. CD-ROM products frequently include more content and are more complex, time-consuming and costly to develop than cartridge products and, accordingly, cause additional development and scheduling risk. In addition, these development risks for CD-ROM products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalization of products and projected release dates late in a quarter. Failure to meet product development schedules may cause a shortfall in shipments in any quarter and may cause the operating results for such quarter to fall significantly below anticipated levels.

     As noted above, one of the existing 32-bit platforms is the 3DO Interactive Multiplayer. The Company currently owns approximately 16% of the Common Stock of 3DO. The Company has achieved a leading position in 3DO software sales and has generated profits from sales of 3DO products in fiscal 1995 and 1996. However, the Company's 3DO products have not achieved the sales levels of the Company's Genesis products primarily because the 3DO Interactive Multiplayer has not achieved significant market acceptance comparable to the Genesis and SNES platforms and is now competing directly with Sega and Sony new 32-bit systems. However, 3DO has announced its next generation technology, the "M2", that it expects to be in the market in the second half of 1996 and that it claims will run software developed for the 3DO Interactive Multiplayer. 3DO also recently announced the license of the "M2" to MEI for $100,000,000. There can be no assurrance that the "M2" will be actually shipped to the market, that it will be able to run software developed for the 3DO Interactive Multiplayer or that it will be successful in the market. There can be no assurance that 3DO will be successful as a company. Because of the Company's equity stake in and historical association with 3DO, a material adverse effect on the business or prospects of 3DO or a substantial adverse change in the stock price of 3DO could have a material adverse effect on the Company's stock price.

      Additionally, the Company produces film and videotape to include in certain products utilizing personnel whose services are subject to agreements between certain of the company's subsidiaries with SAG, AFTRA and Equity. However, the costs of film and video production are significantly higher than for software production, and for products which include a substantial amount of video (such as products in the interactive movie category), the costs of producing the video component is significantly higher than the cost of developing the software component, resulting in higher overall development costs for such products. Accordingly, significantly more units of such products must be sold to recoup the development and production costs. Extensive use of film or video in some of the Company's products, particularly its products in the interactive movie category, are experimental product development efforts for the Company and there can be no assurance that the significantly higher sales levels required to make these products successful will be achieved.

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

      The Company has stock-balancing programs for its personal computer products (whether provided on floppy-disk or CD-ROM) that, under certain circumstances and up to a specified amount, allow for the exchange of personal computer products by resellers. The Company also typically provides for price protection for its personal computer and videogame system products that, under certain conditions, allows the reseller a price reduction from the Company for unsold products. The Company maintains a policy of exchanging products or giving credits, but does not give cash refunds. The risk of price protection requirements is increasing as a result of the maturing and the increasingly hit-based nature of the 16-bit video cartridge market.
Moreover, the risk of product returns may increase as new hardware platforms become more popular or market factors force the Company to make changes in its distribution system. The Company monitors and manages the volume of its sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. The Company believes that it provides adequate reserves for returns and price protection which are based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors, and that its current reserves will be sufficient to meet return and price protection requirements for the foreseeable future. However, there can be no assurance that actual returns or price protection will not exceed the Company's reserves.
                                     24

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

EMPLOYEES

The Company believes that its ability to attract and retain qualified employees is an important factor in its growth and development and that its future success will depend, in large measure, on its ability to continue to attract and retain qualified employees. To date, the Company has been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct its business successfully. However, competition for employees in the interactive software business is intense and increasing as competition in the industry increases and there can be no assurance that the Company will continue to be able to attract and retain enough qualified employees in the future. None of the Company's employees are subject to a collective bargaining agreement, and the Company believes that its employee relations are excellent.

OTHER RISK FACTORS

      In  addition  to those discussed above, the  Company's
business  is  subject to a number of other risks.   Some  of
those risks are described below. Other risks are presented elsewhere in this report.

      A substantial majority of the total revenue of the Company in any quarter typically results from orders received in that quarter and products introduced in that quarter. The Company's expenses are based, in part, on expected future revenues. Certain overhead and product development expenses do not vary directly in relation to revenues. As a result, the Company's quarterly results of operations are difficult to predict, and small delays in product deliveries may cause quarterly revenues, operating results and net income to fall significantly below anticipated levels. The Company's revenues and net income could also be materially and adversely affected by cancellation of orders, changes in customer base or product mix, delays in processing, acceptance and delivery by manufacturers and increased competition.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The following exhibits are filed as part of this report:

          None

Number    Exhibit Title
------    -------------
(b) No reports on Form 8-K were filed by the Registrant during the three months ended
          September 30, 1995.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ELECTRONIC ARTS INC.
                              (Registrant)






                              /s/E. STANTON MCKEE
                              -------------------
DATED:                        E. STANTON MCKEE
November 14, 1995             Senior Vice President and
                              Chief Financial and Administrative Officer
                              (Duly authorized officer)