Form 10-Q
period 1995-12-31
ELECTRONIC ARTS INC
filed 1996-02-14
CIK 712515

                                 FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                               ---------------
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1995

                                     OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from       to
                                                -----    -----
                          Commission File No. 0-17948

                             ELECTRONIC ARTS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Delaware                              94-2838567
          (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

     1450 Fashion Island Boulevard
          San Mateo, California                         94404
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

          YES     X                 NO
              -----                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
      CLASS OF COMMON STOCK                     JANUARY 27,1996
      $0.01 par value per share                   52,624,309

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES

                                    INDEX


PART I - FINANCIAL INFORMATION                                             PAGE

Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets at
             December 31, 1995 and March 31, 1995                             3

          Consolidated Statements of Income for
             the Three Months Ended December 31, 1995 and 1994
             and the Nine Months Ended December 31, 1995 and 1994             4

          Consolidated Statements of Cash Flows for
             the Nine Months Ended December 31, 1995 and 1994                 5

          Notes to Consolidated Financial Statements                       6-10

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   11-26

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    27

Item 6. Exhibits and Reports on Form 8-K                                     27

SIGNATURES                                                                   28

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                    ELECTRONIC ARTS INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)


                                                    December 31,    March 31,
                                                        1995           1995
                                                  ----------------------------
                                                     (unaudited)
                     ASSETS

Current assets:
  Cash and short-term investments                        $87,944     $174,121
  Marketable securities                                    9,144       10,725
  Receivables, less allowances of $33,989
     and $33,567, respectively                           162,500       56,389
  Inventories                                             15,541       12,358
  Prepaid royalties                                       14,216        8,318
  Deferred income taxes                                    3,142        3,142
  Other current assets                                    13,066        6,707
                                                  ----------------------------
     Total current assets                                305,553      271,760

Property and equipment, net                               65,513       30,528
Prepaid royalties                                         10,389        6,633
Long-term investments                                     14,200       14,200
Investments in affiliates                                 23,515       13,397
Deferred income taxes                                        655           77
Other assets                                               5,237        4,644
                                                  ----------------------------
                                                        $425,062     $341,239
                                                  ----------------------------
                                                  ----------------------------

          LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $48,478       $34,247
  Accrued liabilities                                     87,438        68,771
                                                  ----------------------------
    Total current liabilities                            135,916       103,018
Minority interest in consolidated joint
   venture                                                 1,275         1,148
Stockholders' equity:
  Preferred stock, $0.01 par value.
       Authorized 1,000,000 shares
  Common stock, $0.01 par value.
    Authorized 70,000,000 shares;
    issued and outstanding 52,489,478 and
    50,863,455 shares, respectively.                         526           509
Paid-in capital                                           96,671        77,144
Retained earnings                                        194,669       161,512
Unrealized depreciation of investments                    (2,787)       (1,206)
Translation adjustment                                    (1,208)         (886)
                                                  ----------------------------
     Total stockholders' equity                          287,871       237,073
                                                  ----------------------------
                                                        $425,062      $341,239


            See accompanying notes to consolidated financial statements.

                    ELECTRONIC ARTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                (unaudited)


                                                  Three Months Ended      Nine Months Ended
                                                    December 31,              December 31,
                                                   1995       1994          1995       1994
                                                 --------------------------------------------
Net revenues                                     $239,683   $218,452      $413,375  $385,248
Cost of goods sold                                127,014    125,986       217,792   211,628
                                                 --------------------------------------------
  Gross profit                                    112,669     92,466       195,583   173,620
                                                 --------------------------------------------

Operating expenses:
  Marketing and sales                              30,914     26,165        57,477    47,703
  General and administrative                       10,699      9,867        24,212    23,410
  Research and development                         29,970     22,128        69,949    53,924
                                                 --------------------------------------------
     Total operating expenses                      71,583     58,160       151,638   125,037
   Operating income                                41,086     34,306        43,945    48,583
Interest and other income, net                      2,532        832         4,834    11,648
                                                 --------------------------------------------
   Income before provision for income
      taxes and minority interest                  43,618     35,138        48,779    60,231
Provision for income taxes                         13,714     11,346        15,366    19,180
                                                 --------------------------------------------
   Income before minority interest                 29,904     23,792        33,413    41,051
Minority interest in consolidated
  joint venture                                      (620)       726          (256)     2,110
                                                 --------------------------------------------
Net income                                        $29,284    $24,518       $33,157    $43,161
                                                 --------------------------------------------
                                                 --------------------------------------------
Net income per share:                               $0.54      $0.47         $0.61     $0.83
                                                 --------------------------------------------
                                                 --------------------------------------------
Number of shares used in computation               54,631     52,405        54,054    52,033
                                                 --------------------------------------------
                                                 --------------------------------------------

        See accompanying notes to consolidated financial statements.

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (unaudited)


                                                              Nine Months
                                                           Ended December 31,
                                                        -----------------------
                                                           1995         1994
                                                        -----------------------
Operating activities:                                      $33,157      $43,161
  Net income
    Adjustments to reconcile net income to net
      cash used by operating activities:
        Minority interest in consolidated joint venture        256       (2,110)
        Depreciation and amortization                       10,787        7,652
        (Gain)/loss on sale of fixed assets                 (1,935)           8
        Deferred rent                                         (102)         (81)
        Change in operating assets and liabilities:
          Receivables                                     (106,111)     (79,948)
          Inventories                                       (3,183)      (7,703)
          Prepaid royalties, net                            (9,654)      (5,355)
          Other assets                                      (7,222)      (3,618)
          Accounts payable                                  14,231        8,762
          Accrued liabilities                               18,769       24,563
          Deferred income taxes                               (578)         (25)
                                                         -----------------------
            Net cash used by operating activities         ($51,585)    ($14,694)
                                                         -----------------------
Investing activities:
  Proceeds from sales of furniture and equipment            $4,164         $429
  Capital expenditures                                     (47,731)     (10,149)
  Investments in affiliates                                (10,118)      (5,810)
  Change in short-term investments                          13,475       21,200
  Adjustment for effects of pooling in prior period              -       (1,661)
                                                         -----------------------
            Net cash provided/(used) in investing
              activities                                  ($40,210)      $4,009

Financing activities:
  Proceeds from issuance of common stock                   $18,268       $4,331
  Tax benefit from exercise of stock options                 1,276          507
                                                         -----------------------
            Net cash provided by financing activities      $19,544       $4,838

Translation adjustment                                        (322)         862
Minority interest on translation adjustment                   (129)          79
                                                         -----------------------
Decrease in cash and cash equivalents                     ($72,702)     ($4,906)
Beginning cash and cash equivalents                        143,421       93,918
                                                         -----------------------
Ending cash and cash equivalents                            70,719       89,012
Short-term investments                                      17,225       15,200
                                                         -----------------------
Ending cash and short-term investments                     $87,944     $104,212
                                                         -----------------------
                                                         -----------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for income taxes                $9,261       $1,475
                                                         -----------------------
                                                         -----------------------
NON-CASH INVESTING ACTIVITIES:
  Unrealized depreciation of investment                    ($1,581)     ($2,351)
  Transfer of assets at net book value to affiliated
    company                                                      -       $6,003
                                                         -----------------------
                                                         -----------------------


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

Cash and short-term investments at December 31, 1995 and March 31, 1995 consisted of (in thousands):


                                DECEMBER 31, 1995      MARCH 31, 1995
                                -----------------      --------------
Cash and cash equivalents                  $70,719           $143,421
Short-term investments                      17,225             30,700
                                           -------           --------
                                           $87,944           $174,121
                                           -------           --------
                                           -------           --------

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

NOTE 5. INVENTORIES

Inventories are stated at the lower of weighted average cost or market. Inventories at December 31, 1995 and March 31, 1995 consisted of (in thousands):



                                     DECEMBER 31, 1995      MARCH 31, 1995
                                     -----------------      --------------
Raw materials and work in process                $4,064             $2,799
Finished goods                                   11,477              9,559
                                                 ------             ------
                                                $15,541            $12,358
                                                -------            -------
                                                -------            -------

NOTE 6.  ACCRUED LIABILITIES

Accrued liabilities at December 31, 1995 and March 31, 1995 consisted of (in thousands):



                                     DECEMBER 31, 1995      MARCH 31, 1995
                                     -----------------      --------------
Accrued expenses                               $41,976             $26,138
Accrued income taxes                            13,257              16,069
Accrued royalties                               18,916              16,040
Accrued compensation and benefits               13,289              10,524
                                               -------             -------
                                               $87,438             $68,771
                                               -------             -------
                                               -------             -------


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

THE 3DO COMPANY

At December 31, 1995, the Company has approximately 14.9% (3,818,168 shares of 3DO stock) ownership interest in The 3DO Company ("3DO"). The Company realized gain before taxes of $3,433,000 from the sale of 332,500 shares of 3DO stock for the quarter ended December 31, 1995. For the nine months ended December 31, 1995, the Company realized gain before taxes of $4,225,000 from the sale of 400,000 shares of 3DO stock.

ELECTRONIC ARTS VICTOR, INC.

The Company has a majority interest in a joint venture corporation, Electronic Arts Victor, Inc. ("EAV"), for the development and distribution of entertainment software products in Japan as well as certain Asian countries. EAV is sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI"), (formerly Victor Musical Industries, Inc.), a wholly owned subsidiary of Victor Company of Japan, Limited. The Company has consolidated 100% of the assets, liabilities and results of operations for EAV. VEI's 35% interest in EAV and the net effect therefrom have been reflected as "Minority interest in consolidated joint venture" on the Company's Consolidated Financial Statements.

CREATIVE WONDERS, INC.

In December 1994, the Company and Capital Cities/ABC, Inc. announced the formation of a joint venture company to develop and publish software for personal computers and new generation entertainment machines. The new venture, Creative Wonders, Inc., (formerly ABC/EA Home Software, Inc.) publishes children's edutainment and interactive entertainment multimedia titles as well as reference products under the name Creative Wonders. Under the terms of the agreement, each company will maintain a 50% ownership interest in the joint venture company. Electronic Arts distributes interactive titles sold by the joint venture into the retail channel. The investment is accounted for under the equity method. As part of the agreement, the Company contributed assets consisting primarily of inventories, prepaid royalties and certain intangible assets.

                  ELECTRONIC ARTS INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (continued)

NOTE  9. OPERATIONS BY GEOGRAPHIC AREAS

The Company operates in one industry segment. Information about the Company's operations in North America, Europe, South Asia Pacific and Japan for the three months and nine months ended December 31, 1995 and 1994 is presented below (in thousands). All intersegment sales among North American entities (EA San Mateo, EA Canada Inc., EA Puerto Rico Inc., EA Productions Inc. and Origin Systems, Inc.) have been eliminated. Therefore, intersegment activity disclosed on this schedule reflects only the transactions that have taken place between the geographic segments disclosed below.



                                              NORTH                SOUTH ASIA
                                             AMERICA    EUROPE      PACIFIC       JAPAN     ELIMINATIONS     TOTAL
                                             --------   -------    -----------   --------   ------------     --------
THREE MONTHS ENDED DECEMBER 31, 1995
Net revenues from unaffiliated customers     $142,714   $72,449         $8,168    $16,352              -     $239,683

Intersegment net revenues                      24,687     2,894             13         10       $(27,604)           -
                                             --------   -------    -----------   --------   ------------     --------
  Total net revenues                         $167,401   $75,343         $8,181    $16,362       $(27,604)    $239,683
                                             --------   -------    -----------   --------   ------------     --------
                                             --------   -------    -----------   --------   ------------     --------
Operating income/(loss)                       $22,933  $ 14,496         $1,877     $1,780              -      $41,086

Identifiable assets                          $306,937   $86,258        $10,204    $21,663              -      $425,062

NINE MONTHS ENDED DECEMBER 31, 1995

Net revenues from unaffiliated customers     $251,999  $114,524        $16,084    $30,768              -      $413,375
Intersegment net revenues                      37,980     6,478             32         75       $(44,565)            -
                                             --------   -------    -----------   --------   ------------      --------
  Total net revenues                         $289,979  $121,002       $16,116     $30,843       $(44,565)     $413,375
                                             --------   -------    -----------   --------   ------------      --------
                                             --------   -------    -----------   --------   ------------      --------
Operating income/(loss)                       $17,332   $22,328         $3,626       $659              -       $43,945


THREE MONTHS ENDED DECEMBER 31, 1994
Net revenues from unaffiliated customers     $154,779   $45,172         $5,075    $13,426              -      $218,452
Intersegment net revenues                      22,179     1,310              8          -       $(23,497)           -
                                             --------   -------    -----------   --------   ------------      --------

  Total net revenues                         $176,958   $46,482         $5,083    $13,426       $(23,497)     $218,452
                                             --------   -------    -----------   --------   ------------      --------
                                             --------   -------    -----------   --------   ------------      --------
Operating income/(loss)                       $26,250    $9,148           $918    $(2,010)             -       $34,306

Identifiable assets                          $258,747   $67,942         $5,884    $17,123              -      $349,696

NINE MONTHS ENDED DECEMBER 31, 1994

Net revenues from unaffiliated customers     $269,480   $79,740         $9,332    $26,696              -      $385,248
Intersegment net revenues                      33,490     2,891             52         34       $(36,467)            -
                                             --------   -------    -----------   --------   ------------      --------
   Total net revenues                        $302,970   $82,631         $9,384    $26,730       $(36,467)     $385,248
                                             --------   -------    -----------   --------   ------------      --------
                                             --------   -------    -----------   --------   ------------      --------
Operating income/(loss)                       $38,069   $15,178         $1,488    $(6,152)             -       $48,583



The segmental results for the three months and nine months ended December 31, 1994 have been reclassified to reflect the Company's revised intercompany pricing policies, which took effect during 1995 Fiscal Year. Segmental profitability more appropriately reflects the underlying investments and return on development and distribution activities and the associated risks incurred by the entities with respect to those activities.

NOTE 10.  SUBSEQUENT EVENT

     In January 1996, the Company issued approximately 60,000 shares of Common Stock in exchange for all of the outstanding capital stock of Manley & Associates, Inc., an independent developer of interactive entertainment and education software based in Issaquah, Washington. The acquisition will be accounted for under the pooling of interests method.

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

Except for the historical information contained in this Form 10-Q, the matters discussed herein are forward looking statements about the Company's view of the business for the coming year. The actual results that the Company achieves could differ materially from these statements, depending on a number of factors described in the text below and in the Section entitled "Risk Factors" appearing later in this Form 10-Q.



                             December 31,          December 31,
NET REVENUES                    1995                   1994            % change
------------                 -------------------------------------------------
CONSOLIDATED NET REVENUES
  Three Months Ended           $239,683,000          $218,452,000           9.7%
  Nine Months Ended            $413,375,000          $385,248,000           7.3%

NORTH AMERICA NET REVENUES
  Three Months Ended           $142,714,000          $154,779,000          (7.8%)
   as a percentage of
   net revenues                       59.5%                 70.9%
  Nine Months Ended            $251,999,000          $269,480,000          (6.5%)
   as a percentage of net
   revenues                           61.0%                70.0%

INTERNATIONAL NET REVENUES
  Three Months Ended           $96,969,000           $63,673,000           52.3%
   as a percentage of
   net revenues                      40.5%                 29.1%
  Nine Months Ended            $161,376,000          $115,768,000          39.4%
   as a percentage of net
   revenues                          39.0%                 30.0%




The Company derives revenues from shipments of EA Studio cartridge products, EA Studio CD and floppy-disk personal computer products, EA Studio CD products on dedicated entertainment and educational systems, licenses of EA Studio products and shipments of Affiliated Label and other branded publisher floppy-disk and CD products.

Consolidated net revenues increased 9.7% for the three months and 7.3% for the nine months ended December 31, 1995 compared to the same periods last year due to the increase in sales of CD based products for both personal computers and dedicated entertainment systems, offset by a decrease in shipments of 16-bit cartridge products.

North American net revenues decreased 7.8% for the three months and 6.5% for the nine months ended December 31, 1995 compared to the same periods last year due to the decrease in sales of 16-bit cartridge products, partially offset by the increase in shipments of CD based products for both personal computers and dedicated entertainment systems.

International net revenues increased 52.3% for the three months and 39.4% for the nine months ended December 31, 1995 compared to the same periods last year due to higher sales of CD and Super Nintendo products, partially offset by a decrease in revenues from the sale of floppy-disk and Sega products. The Company derives revenues from the sale of SNES products in Europe in the current year, whereas last year these products were licensed to a third party.

EA STUDIO NET REVENUES:


16-BIT VIDEOGAME PRODUCT NET REVENUES       December 31,      December 31,
                                               1995               1994          % change
                                            ---------------------------------------------
     Three Months Ended                     $125,183,000      $149,345,000        (16.2%)
       as a percent of net revenues                52.2%             68.4%
     Nine Months Ended                      $187,952,000      $240,715,000        (21.9%)
       as a percent of net revenues                45.5%             62.5%




The Company released nine new 16-bit videogame products, six titles for Sega Genesis and three titles for SNES, during the third quarter of fiscal 1996 including MADDEN FOOTBALL '96, FIFA INTERNATIONAL SOCCER '96, NBA LIVE '96 for the Sega Genesis and SNES and PGA TOUR GOLF '96 for the Sega Genesis. Sega cartridge sales were $82,115,000 for the three months ended December 31, 1995 compared to $99,152,000 for the same period in the prior year when seven new titles were released. SNES sales were $43,068,000 for the three months ended December 31, 1995 compared to $50,193,000 for the same period last year when five new titles were released.

Sega cartridge sales were $130,669,000 for the nine months ended December 31, 1995 compared to $178,367,000 for the same period in prior year. SNES sales were $57,283,000 for the nine months ended December 31, 1995 compared to $62,348,000 for the same period in prior year.

Since the 16-bit videogame market has matured, sales of hardware and software have declined and are expected to continue to do so. The Company's net revenues derived from 16-bit videogames declined 16.2% during the third quarter of fiscal 1996 and 21.9% during the first nine months compared to the same periods in the prior year.

Under the terms of a licensing agreement entered into with Sega Enterprises, Ltd., ("Sega") in July 1992 ("the 16-bit Sega Agreement"), the Company is authorized to develop and distribute ROM-cartridge software products compatible with the Sega Genesis system through December 1995. Additionally, the Company may continue to distribute remaining products in its inventory or in process of manufacture at December 1995 for an additional six months. Genesis cartridges are manufactured by the Company in Puerto Rico under the terms of the 16-bit Sega Agreement. A shortage of components, or other factors outside the control of the Company could impair the Company's ability to obtain an adequate supply of cartridges. The Company is currently discussing an extension of the term of the 16-bit Sega agreement. While the Company is optimistic that this negotiation will be successful, there can be no assurances that such an extension will be agreed to by Sega, or that the terms of any such extension will be favorable.


Under the terms of its licensing agreement with Nintendo, the Company engages Nintendo to manufacture its SNES cartridges for distribution. The Company has little ability to control its supply of cartridges or the timing of their delivery. A shortage of microchips, or other factors outside the control of the Company could impair the Company's ability to obtain an adequate supply of cartridges. Nintendo maintains a policy of not accepting returns. Considering these and other factors, carrying an inventory of cartridges entails additional investments and risks.
Videogame cartridges, particularly SNES, are more expensive to produce than floppy-disks and CDs and are produced in higher volumes. Accordingly, if the Company's sales mix of SNES videogame products increases, it will be exposed to greater inventory costs and increased risks of unexpected returns of unsold products.

32-BIT VIDEOGAME PRODUCT NET REVENUES

                                           December 31,     December 31,
                                              1995              1994            % change
                                           ----------------------------------------------
   Three Months Ended                      $33,739,000     $11,410,000            195.7%
     as a percentage of net revenues             14.1%            5.2%
   Nine Months Ended                       $46,075,000     $19,769,000            133.1%
     as a percentage of net revenues             11.1%            5.1%


The Company released fourteen new 32-bit CD Fbased products during the third quarter of fiscal 1996, including FIFA INTERNATIONAL SOCCER '96, HI-OCTANE, and THEME PARK for both the Sony PlayStation and Sega Saturn, ROAD RASH, SHOCKWAVE ASSAULT and VIEWPOINT for the Sony Playstation. In addition, PGA TOUR GOLF '96, PSYCHIC DETECTIVE, SHOCKWAVE 2, FOES OF ALI, and J-LEAGUE VIRTUAL BASEBALL were released for the 3DO Interactive Multiplayer compared to two new 3DO titles that were released in the third quarter of fiscal 1995. Sony PlayStation products were first released during the second quarter of fiscal 1996 and Sega Saturn products had their initial release in the third quarter of fiscal 1996.

As a result of the videogame market's current transition to 32-bit hardware platforms, particularly the launches of the Sony PlayStation and Sega
Saturn, the Company's sales of the related software for CD based dedicated entertainment systems is expected to increase as the Company continues to focus its development efforts on supporting these new platforms. As 32-bit
CD based products frequently include more content and are more complex and time-consuming to develop due to the use of newly developed development tools and early and changing versions of programming libraries. As a result, the Company has and will continue to be exposed to higher risks with respect to its product development schedules.

In the quarter ending December 31, 1995, the Company experienced delays in development and release of a significant number of products for 32-bit and PC-CD platforms and experienced higher development costs, including advance write-offs, associated with these products. The results of future quarters may also be affected by these factors.

Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America in July 1994 (the "Sony Agreement"), the Company is authorized to develop and distribute CD based software products compatible with the Sony PlayStation. Pursuant to the Sony Agreement, the Company engages Sony to supply its PlayStation CDs for distribution by the Company. Accordingly, the Company has limited ability to control its supply of PlayStation CD products or the timing of their delivery.

In the quarter ending December 31, 1995, the Comapny experienced delays in manufacturing from these sources which caused additional delays in shipping products for this platform. Results of future quarters may be affected by similar delays.

Under the terms of a licensing agreement entered into with Sega Enterprises, Ltd. in January 1995 (the "Sega Saturn Agreement"), the Company is authorized to develop and distribute CD based software products compatible with the Sega Saturn. Pursuant to the Sega Saturn Agreement, the Company engages various third party manufacturers approved by Sega to supply its Saturn CDs for distribution. Accordingly, the Company has limited ability to control its supply of Saturn CD products or the timing of their delivery.

PERSONAL COMPUTER CD PRODUCT NET REVENUES


                                           December 31,     December 31,
                                              1995              1994            % change
                                           ----------------------------------------------
   Three Months Ended                      $45,222,000     $24,877,000            81.8%
     as a percentage of net revenues             18.9%           11.4%
   Nine Months Ended                       $95,243,000     $41,457,000           129.7%
     as a percentage of net revenues             23.0%           10.8%




The Company released seven new CD based personal computer products in the third quarter of the current fiscal year, five for the IBM personal computer and two for the Macintosh, compared to five for the same period last year. As mentioned above and elsewhere in this report, the significant increase in absolute dollars and as a percentage of total net revenues reflects the market transition from 16-bit cartridge systems to CD based platforms and the Company's strategy to focus its development efforts on CD based products. The Company expects revenues from CD based products to grow, but as revenues for CD based products increase, the Company does not expect to maintain these growth rates.

FLOPPY-DISK PRODUCT NET REVENUES


                                           December 31,     December 31,
                                              1995              1994            % change
                                           ----------------------------------------------
   Three Months Ended                        $505,000        $5,816,000            (91.3%)
     as a percentage of net revenues              .2%              2.7%
   Nine Months Ended                       $2,859,000       $22,895,000            (87.5%)
     as a percentage of net revenues              .7%              6.0%



The Company released no new floppy-disk based personal computer titles in the third quarter of the current fiscal year, compared to one for the same period in the prior year. The decrease in net revenue derived from shipments of EA Studio floppy-disk based personal computer products reflects the market trend toward CD based personal computer products. The Company does not plan to release any new floppy-disk products for the remainder of fiscal 1996 and accordingly, revenue for this platform is expected to continue to decline and remain immaterial.

LICENSE/OEM NET REVENUES


                                           December 31,     December 31,
                                              1995              1994            % change
                                           ----------------------------------------------
   Three Months Ended                       $7,586,000           $4,689,000         61.8%
     as a percentage of net revenues             3.2%                  2.1%
   Nine Months Ended                       $18,742,000          $11,682,000         60.4%
     as a percentage of net revenues             4.5%                  3.0%



The increase in license/OEM net revenues for the three and nine months ended December 31, 1995 compared to the same period last year was primarily a result of an increase in the Company's licensing of personal computer software products to third parties, as well as increased distribution of its products through OEMs.

OTHER REVENUES


                                           December 31,     December 31,
                                              1995              1994            % change
                                           ----------------------------------------------
   Three Months Ended                        $3,224,000      $4,448,000           (27.5%)
     as a percentage of net revenues               1.3%            2.0%
   Nine Months Ended                         $5,200,000     $12,862,000           (59.6%)
     as a percentage of net revenues               1.3%            3.3%


Other revenues for the three and nine months ended December 31, 1995 consisted of sales of products for the Gameboy, GameGear and the Sega 32X platforms. The net revenues generated in the comparable periods of the prior year related mainly to products for the Gameboy, GameGear and the Sega Genesis CD platforms. The Company does not plan to release any new products for hand-held equipment or the Sega 32X for the remainder of fiscal 1996 and accordingly, revenues for these platforms are expected to continue to decline.

AFFILIATED LABEL NET REVENUES:



                                           December 31,     December 31,
                                              1995              1994            % change
                                           ----------------------------------------------
   Three Months Ended                        $24,224,000      $17,867,000          35.6%
     as a percentage of net revenues               10.1%             8.2%
   Nine Months Ended                         $57,304,000      $35,868,000          59.8%
     as a percentage of net revenues               13.9%             9.3%


The increase in Affiliated Label net revenues for the three and nine months ended December 31, 1995 compared to the prior year periods reflects the significant expansion of the Company's distribution business, mainly in North America and Europe. Affiliated Label CD based product net revenues represented approximately 93% and 89%, respectively, of total Affiliated Label net revenues for the three and nine months ended December 31, 1995, compared to 48% and 50%, respectively, for the same periods last year. In addition to the traditional Affiliated Labels distributed by the Company, the Company also derived revenues from the exclusive distribution of PC entertainment and 3DO products to key accounts on behalf of other third party publishers. There were no such sales in the same period of the prior year.

COST OF GOODS SOLD


                                           December 31,     December 31,
                                              1995              1994            % change
                                           ----------------------------------------------
   Three Months Ended                        $127,014,000     $125,986,000          0.8%
     as a percentage of net revenues                53.0%            57.7%
   Nine Months Ended                         $217,792,000     $211,628,000          2.9%
     as a percentage of net revenues                52.7%            54.9%


Cost of goods sold decreased, as a percentage of net revenues, for the three and nine months ended December 31, 1995 compared to the same periods last year primarily due to an increase in the sale of higher margin CD based products and decrease in the sale of lower margin 16-bit videogame products, partially offset by growth in the lower margin distribution business. Overall, the margins in the Affiliated Label business have decreased due to the exclusive distribution business and a move toward consignment-based arrangements in which the Company no longer bears the costs, or risks, of carrying the third party inventory.

MARKETING AND SALES

                                           December 31,     December 31,
                                              1995              1994            % change
                                           ----------------------------------------------
   Three Months Ended                        $30,914,000      $26,165,000          18.2%
     as a percentage of net revenues               12.9%            12.0%
   Nine Months Ended                         $57,477,000      $47,703,000          20.5%
     as a percentage of net revenues               13.9%            12.4%



The increase in marketing and sales expenses was primarily attributable to co-op advertising and trade show expenses. Also affecting the increase was additional headcount and higher facility related expenses associated with additional sales offices in the international market.

GENERAL AND ADMINISTRATIVE


                                           December 31,     December 31,
                                              1995              1994            % change
                                           ----------------------------------------------
   Three Months Ended                        $10,699,000     $9,867,000             8.4%
     as a percentage of net revenues                4.5%           4.5%
   Nine Months Ended                         $24,212,000    $23,410,000             3.4%
     as a percentage of net revenues                5.9%           6.1%


General and administrative expenses increased slightly for the three and nine months ended December 31, 1995 compared to the same periods last year primarily due to additional headcount, increased facility related expenses associated with additional office space acquired in order to accommodate growth, and other expenses associated with the worldwide expansion of the business, offset by the higher bad debt expense incurred by Japan in the prior year.

RESEARCH AND DEVELOPMENT

                                           December 31,     December 31,
                                              1995              1994            % change
                                           ----------------------------------------------
   Three Months Ended                        $29,970,000      $22,128,000          35.4%
     as a percentage of net revenues               12.5%            10.1%
   Nine Months Ended                         $69,949,000      $53,924,000          29.7%
     as a percentage of net revenues               16.9%            14.0%




The increase in research and development expenses was primarily due to continued investment in development for new CD based platforms, higher average product development costs for new platforms, higher prepaid royalty write-offs, and additional headcount resulting from more in-house development.

OPERATING INCOME


                                           December 31,     December 31,
                                              1995              1994            % change
                                           ----------------------------------------------
   Three Months Ended                        $41,086,000      $34,306,000            19.8%
     as a percentage of net revenues               17.1%            15.7%
   Nine Months Ended                         $43,945,000      $48,583,000            (9.5%)
     as a percentage of net revenues               10.6%            12.6%



Operating income increased for the three months ended December 31, 1995 compared to the same period last year due to increased revenues, partially offset by increased research and development expenses and marketing and sales expenses. For the nine months ended December 31, 1995, operating income decreased as compared to the same period last year primarily due to increased research and development expenses and marketing and sales expenses.

INTEREST AND OTHER INCOME, NET



                                           December 31,     December 31,
                                              1995              1994            % change
                                           ----------------------------------------------
   Three Months Ended                       $2,532,000        $832,000            204.3%
     as a percentage of net revenues              1.1%            0.4%
   Nine Months Ended                        $4,834,000     $11,648,000            (58.5%)
     as a percentage of net revenues              1.2%            3.0%



Interest and other income, net, increased for the three months ended December 31, 1995 compared to the same period last year primarily due to the sale of property and equipment and higher interest income. The decrease for the nine months ended December 31, 1995 compared to the same period last year was primarily due to a one time payment of $8,600,000, net of costs of $1,400,000 incurred by the Company, associated with the termination of a merger agreement in fiscal 1995.

INCOME TAXES




                                           December 31,     December 31,
                                              1995              1994            % change
                                           ----------------------------------------------
   Three Months Ended                       $13,714,000       $11,346,000           20.9%
     effective tax rate                           31.4%             32.3%
   Nine Months Ended                        $15,366,000       $19,180,000          (19.9%)
     effective tax rate                           31.5%             31.8%


The Company's effective tax rate decreased for the three and nine months ended December 31, 1995 compared to the same periods last year, primarily due to the impact of the prior year loss generated by the Company's joint venture in Japan.

MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE

                                           December 31,     December 31,
                                              1995              1994            % change
                                           ----------------------------------------------
   Three Months Ended                      $(620,000)         $726,000               (185.4%)
     as a percentage of net revenues           (0.3%)             0.3%
   Nine Months Ended                       $(256,000)       $2,110,000               (112.1%)
     as a percentage of net revenues           (0.1%)             0.5%


The Company has a majority interest in a joint venture corporation, Electronic Arts Victor, Inc. ("EAV"), in Japan for the development and distribution of entertainment software products in Japan as well as certain Asian countries. EAV is sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI"), (formerly Victor Musical Industries, Inc.) a wholly owned subsidiary of Victor Company of Japan, Limited. The minority interest represents VEI's 35% interest in EAV. The decrease in impact from the minority interest for the three and nine months ended December 31, 1995 is due to reported income for EAV compared to the same periods in the prior year when EAV reported losses.

NET INCOME


                                           December 31,     December 31,
                                              1995              1994            % change
                                           ----------------------------------------------
   Three Months Ended                        $29,284,000      $24,518,000           19.4%
     as a percentage of net revenues               12.2%            11.2%
   Nine Months Ended                         $33,157,000      $43,161,000          (23.2%)
     as a percentage of net revenues                8.0%            11.2%


The increase in net income for the three months ended December 31, 1995 as compared to the same period last year was primarily related to higher revenues offset by higher operating expenses. The decrease for the nine months ended December 31, 1995 as compared to the same period last year was primarily related to higher operating expenses combined with the prior year impact of the after-tax net gain of approximately $6,000,000 from a one-time payment of a merger termination fee.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1995, the Company's working capital was $169,637,000 compared to $168,742,000 at March 31, 1995. Cash and short term investments decreased by $86,177,000 during the nine months as the Company used $51,585,000 of cash in operations.

During the nine months ended December 31, 1995, the Company invested approximately $21,200,000 in the purchase of land and buildings in Austin, Texas in which it plans to house its Texas-based development group. Additionally, the Company made investments in Novalogic, Creative Wonders and SportsLab.

Reserves for bad debts and sales returns increased slightly from $33,567,000 at March 31, 1995 to $33,989,000 at December 31, 1995.
Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

Inventory levels at December 31, 1995 increased compared to March 31, 1995 primarily due to expansion of the Company's distribution business in Europe.

In connection with the Company's purchases of cartridges to be distributed in North America, Nintendo of America, Inc. requires irrevocable Letters of Credit ("LC") prior to accepting purchase orders from the Company. At December 31, 1995, the Company had one LC totaling approximately
$2,410,000 issued and outstanding.

In connection with the Company's purchases of cartridges to be distributed in Japan and Europe, Nintendo of Japan requires cash deposits in lieu of letters of credit. In connection with the Company's purchases of Sony products to be distributed in Japan, Sony of Japan requires cash deposits totaling one-third of the purchase orders. At December 31, 1995, the Company had $145,000 of cash deposits to Sony. EAV utilizes a line of credit to fund deposits and purchases of Nintendo cartridges and Sony CD products. At December 31, 1995, EAV had an outstanding balance on this line of approximately $8,700,000.

The Company's principal source of liquidity is $87,944,000 in cash and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements for the foreseeable future.

RISK FACTORS

     The Company's business is subject to a number of risks. Some of those risks are described below. Other risks are presented elsewhere in this report.

RAPID TECHNOLOGICAL CHANGE

     Currently, the interactive software industry is undergoing another significant change due in part to the introduction or planned introduction of new hardware platforms, as well as remote and electronic delivery systems. The new generation of systems is based on 32-bit and 64-bit microprocessors that incorporate dedicated graphics chipsets. Many of these systems utilize CD-ROM drives. The Company began development of 32-bit software products over three years ago by creating the original software development system for the first of these advanced products, the 3DO Interactive Multiplayer, which began selling in calendar 1993. Sega and Sony each began distribution of their next generation hardware systems (named the "Saturn" and "PlayStation", respectively) in Japan during the quarter ended December 1994. Sega began limited shipment of the Saturn in North America in May 1995 and Sony commenced shipping the PlayStation in North America in September 1995. The team of Nintendo and Silicon Graphics has announced plans to manufacture and distribute the Ultra 64 advanced system for initial shipment in the spring of 1996 in Japan and the fall of 1996 in North America and Europe. In October 1995, the 3DO Company announced an agreement to license its next generation system, the "M2", to Matsushita Electric Industrial Co., Ltd. ("MEI").

     New entrants in the interactive entertainment and multimedia industries, such as cable television, telephone and diversified media and entertainment companies, and a proliferation of new technologies, such as on-line networks and the Internet, are making market forecasting and prediction of financial results increasingly difficult for the Company. However, in the near term, the Company expects that the transition from 16-bit cartridge-based game machines to the advanced systems described above will continue to adversely affect the near term financial results of the Company. An increasing portion of the Company's new product releases in its 1996 fiscal year are for advanced platforms, including the IBM PC-CD and compatibles, the Sega Saturn and Sony PlayStation, which will, in the near term, have substantially smaller installed bases than the current 16-bit videogame systems. In the near term, the increase in unit sales of advanced platforms may be less than the decline in unit sales of 16-bit systems. Therefore, the Company's potential market during this transition period may be smaller. The Company expects to release fewer titles during fiscal 1996 than during fiscal 1995, and the majority of these new products will be for the PC-CD and 32-bit systems. This set of circumstances will continue to adversely affect the financial results of the Company in fiscal 1996, while Sega and Sony continue the North American roll-out of the Saturn and the PlayStation, respectively.

     As 16-bit hardware sales continue to decline, software sales for these systems are declining rapidly as a percentage of the Company's business. This trend is expected to continue through fiscal 1996 and future years.
In addition, sales in the 16-bit software market have become more "hits" driven. Fewer products in that market are successful and publishers of these games, including the Company, must incur additional marketing and sales expenses to promote retailers' sales of 16-bit products. In fiscal 1996, the Company is releasing fewer products for these platforms and has concentrated its releases during the holiday season, while it focused marketing efforts on the promotion of hit products.

     The interactive software market has historically been a volatile and highly dynamic industry affected by seasonality, changing technology, limited hardware platform life cycles, hit products, competition, component supplies, consumer spending and other economic trends. Each of these factors affect the operating results of the Company, often in combinations that make predicting those operating results difficult. In particular, the Company believes that consumer spending trends are adversely affecting the interactive software market at this time, and that retailers, in reaction to the rapidly declining 16-bit market, are attempting to reduce their inventories by buying more cautiously. These factors can be expected to continue to depress sales of the Company's software products for the 16-bit market as it is succeeded by the 32-bit market.

     The Company believes that early investment in products for the 32-bit market is strategically important, and the Company is therefore continuing its aggressive development activities for 32-bit platforms. This investment in advanced technology development, together with declining revenues from 16-bit products during this period may result in slow or insignificant growth in revenue and a decline in earnings for the 1996 fiscal year.

     The eventual increase in the 32-bit market will in large part depend on the success of the new hardware platforms. Slower than anticipated acceptance by consumers will slow the growth and prolong the transition from the 16-bit to 32-bit platforms. Additionally, the anticipated introduction of 64-bit systems, such as the "Ultra 64" from Nintendo and "M2" from MEI into the market in calendar year 1996 may adversely affect the growth and success of 32-bit systems.

COMPETITION

     The interactive consumer software market is highly competitive. Important factors in marketing both entertainment and educational software include content quality and entertainment value, product features, manufacturing quality and reliability, brand recognition, hardware compatibility, ease of understanding and operation, dealer merchandising, access to existing distribution channels and retail shelf space, advertising, pricing, and availability and quality of support services. A variety of companies offer products that compete directly with one or more of the Company's products. These direct competitors vary in size from very small companies with limited resources to companies with financial, managerial and technical resources comparable to or greater than those of the Company. Manufacturers of hardware platform systems, videogame cartridges and CD based systems such as Nintendo, Sega and Sony (together with their licensees) diversified media and entertainment companies such as Disney and Viacom and publishers of personal computer software such as Microsoft Corporation also compete directly with the Company in providing interactive software products to consumers. In addition, companies in industries such as cable television and telecommunications, many of which have significant financial resources, have begun to diversify or have announced plans to enter the interactive software market. These new entrants have the potential to become significant competitors.

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

     The Company currently develops or publishes products for 9 different hardware platforms and has from time to time developed and marketed products on 32 different and incompatible platforms in the past. The Company makes substantial investments in research and development of products for operation on new hardware platforms which the Company anticipates will become more popular. Such investment occurs one to two years in advance of shipment of products on such platforms. If the Company invests in a platform that does not achieve significant market penetration, the Company's planned revenues from those products will not be achieved and the Company may not recover its development investment. Conversely, if the Company does not choose to develop for a platform that achieves significant market success, its revenue growth may also be adversely affected. There can be no assurance that the Company will correctly make such platform choices.

     The Company's current and planned product introductions are predominantly for 32-bit platforms such as the IBM PC and compatibles, the Apple Macintosh, the Sega Saturn and the Sony PlayStation and 16-bit platforms such as the SNES and the Genesis videogame systems.

     The Company believes that compact discs have emerged as the preferred medium for interactive entertainment, education, and information software for the next several years. The Company has continued its investment in the development of CD-ROM tools and technologies and has 62 titles in development for CD based platforms, including the IBM PC and compatibles, the Apple Macintosh, the 3DO Interactive Multiplayer, the Sega Saturn and the Sony PlayStation. Most of these products will be convertible for use on multiple advanced hardware systems.

     Product development schedules, particularly for new hardware platforms, are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process associated with development for new technologies, as well as other factors. CD based products frequently include more content, including video, and are more complex, time-consuming and costly to develop than cartridge products and, accordingly, cause additional development and scheduling risk. As a result, development advances, including advances for video productions, to outside developers are frequently greater for development of CD based products than for development of 16 bit products. Accordingly, the actual amounts of advance payment write-offs has and may continue to increase with the development of increasingly sophisticated and costly CD based products.

     In addition, these development risks for CD based products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalization of products and projected release dates late in a quarter. Failure to meet product development schedules may cause a shortfall in shipments in any quarter and may cause the operating results for such quarter to fall significantly below anticipated levels.

     As noted above, one of the existing 32-bit platforms is the 3DO Interactive Multiplayer. The Company currently owns approximately 14.9% of the common stock of 3DO. The Company has achieved a leading position in 3DO software sales and has generated profits from sales of 3DO products in fiscal 1995 and 1996. The Company also derives revenues from the exclusive distribution of 3DO products to key accounts on behalf of other third party publishers. However, the Company's 3DO products have not achieved the sales levels of the Company's Genesis products primarily because the 3DO Interactive Multiplayer has not achieved significant market acceptance comparable to the Genesis and SNES platforms and is now competing directly with Sega's and Sony's new 32-bit systems. However, 3DO has announced its next generation technology, the "M2", that it anticipates to be marketed in the second half of 1996 and claims that it will run software developed for the 3DO Interactive Multiplayer. 3DO also recently announced the license of the "M2" to MEI for $100,000,000. There can be no assurance that the "M2" will ship into the market, that it will be able to run software developed for the 3DO Interactive Multiplayer or that it will be successful in the market. There can be no assurance that 3DO will be successful as a company. Because of the Company's equity stake in and historical association with 3DO, a material adverse effect on the business or prospects of 3DO or a substantial adverse change in the stock price of 3DO could have a material adverse effect on the Company's stock price.

     Additionally, the Company produces film and videotape to include in certain products utilizing personnel whose services are subject to agreements between certain of the Company's subsidiaries and the Screen
Actors Guild and Actors Equity Association. However, the costs of film and video production are significantly higher than for software production, and for products which include a substantial amount of video (such as products in the interactive movie category), the costs of producing the video component is significantly higher than the cost of developing the software component, resulting in higher overall development costs for such products.
Accordingly, significantly more units of such products must be sold to recoup the development and production costs. Extensive use of film or video in some of the Company's products, particularly its products in the interactive movie category, are substantial product development expenditures for the Company and there can be no assurance that the significantly higher sales levels required to make these products successful will be achieved.

MARKETING AND DISTRIBUTION

     As discussed above, the 16-bit videogame business has become increasingly "hits" driven, requiring significantly greater expenditures for advertising, particularly for television advertising. There can be no assurance that the Company will continue to produce "hit" products or that advertising expenditures will increase sales sufficiently to recoup the advertising expenditures.

     The Company has stock-balancing programs for its personal computer products (whether floppy-disk or CD based) that, under certain circumstances and up to a specified amount, allow for the exchange of personal computer products by resellers. The Company also typically provides for price protection for its personal computer and videogame system products that, under certain conditions, allows the reseller a price reduction from the Company for unsold products. The Company maintains a policy of exchanging products or giving credits, but does not give cash
refunds.   The risk of price protection requirements is increasing as a result of the maturing and the increasingly "hits" driven nature of the 16-bit market. Moreover, the risk of product returns may increase as new hardware platforms become more popular or market factors force the Company to make changes in its distribution system. The Company monitors and manages the volume of its sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. The Company believes that it provides adequate reserves for returns and price protection which are based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors, and that its current reserves will be sufficient to meet return and price protection requirements for the foreseeable future. However, there can be no assurance that actual returns or price protection will not exceed the Company's reserves.

     The distribution channels through which consumer software products are sold have been characterized by change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. The bankruptcy or other business difficulties of a distributor or retailer could render the Company's accounts receivable from such entity uncollectible, which could have an adverse effect on the operating results and financial condition of the Company. In addition, an increasing number of companies are competing for access to these channels. The Company's arrangements with its distributors and retailers may be terminated by either party at any time without cause. Distributors and retailers often carry products that compete with those of the Company. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources for which there is intense competition. There can be no assurance that distributors and retailers will continue to purchase the Company's products or provide Electronic Arts' products with adequate levels of shelf space and promotional support.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits - The following exhibits are filed as part of this report:

          None

Number    Exhibit Title
------    -------------

(b) No reports on Form 8-K were filed by the Registrant during the three months ended December 31, 1995.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ELECTRONIC ARTS INC.
                              (Registrant)






                              /s/ E. STANTON MCKEE
                              -----------------------------
DATED:                        E. STANTON MCKEE
February 13, 1996             Senior Vice President and
                              Chief Financial and Administrative Officer
                              (Duly authorized officer)