Form 10-K
period 1996-03-31
ELECTRONIC ARTS INC
filed 1996-07-01
CIK 712515

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the Fiscal Year Ended March 31, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X   NO ___

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [   ]

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, HELD BY NON-AFFILIATES OF THE REGISTRANT ON JUNE 3, 1996 WAS $1,277,076,666.

AS OF JUNE 3, 1996, THERE WERE 53,065,600 SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement (the "Proxy Statement") for its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

This report consists of 60 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 54.

                             ELECTRONIC ARTS INC.
                         1996 FORM 10-K ANNUAL REPORT

                               Table of Contents
                                                                 PAGE
                                                                 ----
                                    PART I

Item 1.        Business                                                3

Item 2.        Properties                                             17

Item 3.        Legal Proceedings                                      18

Item 4.        Submission of Matters to a Vote of Security Holders    18

Item 4A.       Executive Officers of the Registrant                   19

                                    PART II

Item 5.        Market for the Registrant's Common Equity and Related
               Stockholders Matters                                   21

Item 6.        Selected Financial Data                                22

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    23

Item 8.        Financial Statements and Supplementary Data            31

Item 9.        Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosures                   45

                                   PART III

Item 10.       Directors and Executive Officers of the Registrant     46

Item 11.       Executive Compensation                                 46

Item 12.       Security Ownership of Certain Beneficial Owners and
               Management                                             46

Item 13.       Certain Relationships and Related Transactions         46

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                    47

Signatures                                                            52

Exhibit Index                                                         54

                                    PART I

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 ("BUSINESS") AND ITEM 7 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") CONTAINS FORWARD LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES DISCUSSED IN "FACTORS AFFECTING FUTURE PERFORMANCE" BELOW AT
PAGES 23 TO 24.    ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY
MAY DIFFER MATERIALLY FROM ANY FORWARD LOOKING STATEMENT DUE TO SUCH RISKS AND UNCERTAINTIES.

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

     Electronic Arts creates, markets and distributes interactive entertainment software for a variety of hardware platforms. As of March 31, 1996, the Company marketed approximately 118 titles developed by it and/or published under one of its brand names, including older titles marketed as "Classics" or "Publisher's Choice". The Company also distributed approximately 500 additional titles developed by other software publishers ("Affiliated Labels"), which includes over 100 additional titles distributed under an exclusive distribution agreement to certain key accounts on behalf of other third party publishers. As of March 31, 1996, the Company had developed 79 titles that had each generated life-to-date net revenues in excess of $5,000,000. Since its inception, the Company has developed products for 34 different computer hardware platforms, including the following: IBM personal computer and compatibles, Amiga, 8-bit Nintendo Entertainment System (the "NES"), 16-bit Sega Genesis videogame system (the "Genesis"), 16-bit Super Nintendo Entertainment System (the "SNES"), Sega CD-ROM (Compact Disc-Read Only Memory) peripheral device, IBM PC-CD and compatibles, Macintosh CD, 3DO Interactive Multiplayer, the Sony PlayStation ("PlayStation") and the Sega Saturn ("Saturn"). Substantially all of the Company's products sold during the Company's 1996 fiscal year were developed for 16-bit and 32-bit platforms. The Company is currently also developing software products for use with the new 64-bit Nintendo 64 platform. As of March 31, 1996, the Company was developing products for 8 different hardware platforms.

     The Company's product development methods and organization are modeled on those used in the entertainment industry, and the Company markets its products with techniques borrowed from other entertainment companies such as record producers, magazine publishers and video distributors. Company employees called "producers", who are each responsible for the development of one or more products, oversee product development and direct teams comprised of both Electronic Arts employees and outside contractors. Electronic Arts' designers regularly work with celebrities and organizations in sports, entertainment and other areas to develop products that provide gaming experiences that are as realistic and interactive as possible. Celebrities and organizations with whom the Company has had contracts include: Mario Andretti, Michael Jordan, Shaquille O'Neal, Road & Track, John Madden, Mark Hamill, the National Basketball Association, the PGA TOUR and the National Hockey League. The Company maintains development studios in California, Texas, Washington, Maryland, Canada, Japan and the United Kingdom.

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

     Additionally, the Company produces film, videotape and audio recordings to include in its products. Two of the Company's subsidiaries, Electronic Arts Productions Inc. (d/b/a Crocodile Productions) and Electronic Arts Productions Ltd., have signed agreements with the Screen Actors Guild (SAG) and American Federation of Television and Radio Artists (AFTRA) in the United States and with British Actors Equity Association (Equity) in the UK, respectively, giving the Company access to a wide range of talent for use in Company-produced film and video for inclusion in the Company's products. See FACTORS AFFECTING FUTURE PERFORMANCE - FILM AND VIDEOTAPE at page 24.

     Electronic Arts distributes its products and those of its Affiliated Labels primarily by direct sales to retail chains and outlets in the United States and Europe. In Japan and the South Asia Pacific region, the Company distributes products both directly to retailers and through third party distributors. In fiscal 1996, the Company signed a distribution agreement with a third party to distribute the Company's products in certain countries in Southeast Asia including Singapore, Malaysia, Hong Kong and Thailand. The Company's products are available in over 50,000 retail locations worldwide. In fiscal 1996, approximately 42% of the Company's net revenues were generated by international operations, compared to 32% and 25% in fiscal 1995 and fiscal 1994, respectively.

ACQUISITIONS, INVESTMENTS AND JOINT VENTURES

     ACQUISITIONS

     In February 1996, Electronic Arts acquired Manley & Associates, an interactive software developer based in Seattle, Washington. In March 1996, the Company acquired Vision Software, a distributor of interactive software based in Johannesburg, South Africa. These acquisitions have expanded the Company's direct distribution capabilities and its development resources. See
Note 12 of the Notes to Consolidated Financial Statements included in Item 8 hereof.

     INVESTMENTS

     The Company has made investments as part of its overall strategy and currently holds minority equity interests in several companies, including Novalogic, Inc., Tiburon Entertainment and The 3DO Company ("3DO"). There can be no assurance that the Company will realize long term benefits from any or all of these investments or that it will continue to carry any or all of these investments at their current value.

     JOINT VENTURES

     The Company has a majority interest in a joint venture corporation, Electronic Arts Victor, Inc., for the development and distribution of entertainment software products in Japan as well as certain Asian countries. See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 hereof.

     The Company and Capital Cities/ABC, Inc. formed a joint venture company, in December 1994, Creative Wonders, LLC. (formerly ABC/EA Home Software, LLC), to develop and publish children's edutainment and interactive entertainment titles as well as reference products. The Company currently distributes Creative Wonders' products as one of the Company's Affiliated Labels. See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 hereof.

MARKET

     Historically, no hardware platform or system has achieved long-term dominance in the interactive entertainment market. This phenomenon has resulted in the Company developing products at one time or another for 34 different hardware platforms. Today, the competition in the market for hardware platforms has intensified, with the introduction of 32-bit videogame systems, planned introduction of the new 64-bit videogame systems and the rising installed base of multimedia-enabled home computers. This multi-platform approach continues to be a cornerstone of the Company's strategy and the Company plans to continue to develop and publish products for multiple platforms.

     Early generation computer systems for which interactive software products were published such as the Apple II and the Commodore 64 were 8-bit floppy-disk-based personal computers. Several years ago these systems were eclipsed by more powerful personal computer systems based on 16-bit microprocessors, such as the IBM PC and compatibles, the Commodore Amiga and the Apple Macintosh. Current computer systems utilize 32-bit microprocessor technology and typically run CD-ROM based products.

     In North America, videogame systems have likewise changed significantly over time. In 1986 and 1987, Nintendo Co., Ltd. ("Nintendo") and Sega Enterprises, Ltd. ("Sega"), respectively, introduced 8-bit videogame systems that, compared to existing general-purpose computer systems available at the time, were low in price, easy to use and had more sophisticated audio-video capabilities. In late 1989, Sega began shipping its Genesis system, a more-powerful 16-bit videogame system. In August 1991, Nintendo introduced its 16-bit SNES videogame system. In late 1992, Sega introduced the Sega CD-ROM drive as an add-on peripheral to its Genesis system.

     The interactive software industry has recently undergone another significant change due in part to the introduction or planned introduction of new hardware platforms, as well as remote and electronic delivery systems. The new generation of systems are based on 32-bit and 64-bit microprocessors that incorporate dedicated graphics chipsets. Many of these systems utilize CD-ROM drives. The Company began development of 32-bit software products over four years ago by creating the original software development system for the first of these advanced products, the 3DO Interactive Multiplayer, which began selling in calendar 1993. Sega and Sony each began distribution of their next generation hardware systems (named the "Saturn" and "PlayStation", respectively) in Japan during the quarter ended December 1994. Sega began limited shipment of the Saturn in North America in May 1995 and Sony commenced shipping the PlayStation in North America in September 1995. Nintendo shipped the Nintendo 64 ("N64") system in Japan in June 1996 and announced plans to begin shipping the N64 in North America in the fall of 1996. In October 1995, The 3DO Company announced an agreement to license its next generation system, the "M2", to Matsushita Electric Industrial Co., Ltd. ("MEI").

     New entrants in the interactive entertainment and multimedia industries, such as cable television, telephone and diversified media and entertainment companies, and a proliferation of new technologies, such as on-line networks and the Internet, are making market forecasting and prediction of financial results increasingly difficult for the Company. However, in the near term, the Company expects that the continued transition from 16-bit cartridge-based game machines to the advanced systems described above will continue to adversely affect the near term financial results of the Company. The Company's new product releases in its 1997 fiscal year will be primarily for 32-bit platforms, including the IBM PC-CD and compatibles, the Sony PlayStation and the Sega Saturn, and to a lesser degree 16-bit videogame systems. See FACTORS AFFECTING FUTURE PERFORMANCE -THE INDUSTRY AND COMPETITION at page 23.

     As the 16-bit cartridge market has matured, related hardware and software sales have declined and are expected to significantly decline further in fiscal 1997. In addition, sales in the 16-bit software market have become more "hits" driven. Fewer products in that market are successful and publishers of these games, including the Company, must incur additional marketing and sales expenses to promote retailers' sales of their 16-bit cartridge products. In fiscal 1996, the Company released fewer titles for these platforms, concentrated releases during the year-end holiday seasons and focused marketing efforts on promoting hit products. In fiscal 1997, the Company plans to follow the same strategy and intends to release even fewer products for these platforms. The Company's total net revenues derived from 16-bit videogames declined in fiscal 1996 and is expected to significantly decline further in fiscal 1997.

     The Company also believes that investment in products for the 32-bit market, including both Compact Disk personal computer ("PC-CD") and CD-dedicated videogame ("CD-Videogame") platforms, is strategically important and the Company is therefore continuing its aggressive development activities for 32-bit platforms. Though Sega and Sony have announced price reductions of their 32-bit systems, the 32-bit CD-Videogame market may grow at a slower than expected rate. In addition, the Company's revenues and earnings are dependent on its ability to meet its product release schedule and its failure to meet those schedules may result in reduced revenues and earnings for fiscal 1997 and, in particular, in reduced revenues and a net loss in the first fiscal quarter. See FACTORS AFFECTING FUTURE PERFORMANCE - DEVELOPMENT AND PLATFORM CHANGES, respectively, at page 23.


COMPETITION

     See FACTORS AFFECTING FUTURE PERFORMANCE - THE INDUSTRY AND COMPETITION at page 23.

RELATIONSHIPS WITH SIGNIFICANT HARDWARE PLATFORM COMPANIES

     SEGA

     Under the terms of a licensing agreement entered into with Sega in July 1992, as amended (the "16-bit Sega Agreement"), the Company is authorized to develop and manufacture ROM-cartridge software products compatible with the Sega Genesis system through December 1997 and to distribute those cartridges through June 1998. In addition, the Company is authorized to develop and distribute CD-ROM software products compatible with the Sega CD add-on drive for the Genesis through December 1996. Genesis cartridges are manufactured by the Company in Puerto Rico under the 16-bit Sega Agreement. Genesis CD-ROM products are manufactured by third party manufacturers. A shortage of components, or other factors outside the control of the Company could impair the Company's ability to obtain an adequate supply of cartridges or CD-ROMs.

     The Company currently derives a significant portion of its revenues from products developed for the Sega Genesis. In the fiscal year ended March 31, 1996, approximately 26% of the Company's net revenue came from sales of Sega Genesis products compared to 43% in fiscal 1995. During fiscal 1996, the Company released ten Genesis games compared to seventeen in fiscal 1995. Among these releases were MADDEN FOOTBALL '96, NBA LIVE '96, NHL HOCKEY '96, FIFA SOCCER '96 and COLLEGE FOOTBALL '96. The volume of sales of Sega Genesis products significantly declined in fiscal 1996 and is expected to decline significantly further in fiscal 1997. The Company plans to continue to develop and distribute titles for the Sega Genesis, though on a more limited scale than in the past, throughout fiscal 1997.

     Under the terms of a licensing agreement entered into with Sega in January 1995 (the "Sega Saturn Agreement"), the Company is authorized to develop and distribute CD based software products compatible with the Sega Saturn.
Pursuant to the Sega Saturn Agreement, the Company engages various third party manufacturers approved by Sega to supply its Saturn CDs for distribution. Accordingly, the Company has limited ability to control its supply of Saturn CD products or the timing of their delivery.

     During the third quarter of fiscal 1996, the Company had its initial
release of products for the Sega Saturn.   During fiscal 1996, the Company
released four Saturn products.

     NINTENDO

     The Company released five SNES games in fiscal 1996 compared to six games in fiscal 1995. Among these releases were JOHN MADDEN FOOTBALL '96, NBA LIVE '96, FIFA SOCCER '96, AND NHL HOCKEY '96. In fiscal 1996, approximately 12% of the Company's net revenues were derived from sales of software for the SNES platform compared to 14% in fiscal 1995. During fiscal 1996 the Company sold SNES products in Europe, while in fiscal 1995 the Company licensed its products for publication in Europe on SNES to a third party. Accordingly, the Company's net revenues from SNES products attributable to Europe was significantly higher in fiscal 1996 than in fiscal 1995. Worldwide, the volume of sales of SNES products declined in fiscal 1996 and is expected to significantly decline in fiscal 1997.

     Under the terms of its licensing agreement with Nintendo, the Company engages Nintendo to manufacture its SNES cartridges. The Company has little ability to control its supply of cartridges or the timing of their delivery. A shortage of microchips, or other factors outside the control of the Company could impair the Company's ability to obtain an adequate supply of cartridges. In connection with the Company's purchases of Nintendo cartridges to be distributed in North America, Nintendo requires that the Company provide it with irrevocable letters of credit prior to Nintendo's acceptance of purchase orders from the Company. For purchases of Nintendo cartridges for distribution in Japan and Europe, Nintendo requires the Company to make cash deposits. Furthermore, Nintendo maintains a policy of not accepting returns. Because of these and other factors, the carrying of an inventory of cartridges entails significant investment and risk. See FACTORS AFFECTING FUTURE PERFORMANCE - HARDWARE COMPANIES at page 24.

     SONY

     In fiscal 1996, approximately 9% of the Company's net revenues were derived from sales of software for the PlayStation. PlayStation products were first released during the second quarter of fiscal 1996. During fiscal 1996, the Company released thirteen PlayStation games. Among these releases were FIFA SOCCER '96, PGA TOUR GOLF '96, THEME PARK, ROAD RASH, AND THE NEED FOR SPEED.

     Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America in July 1994 ( the "Sony Agreement"), the Company is authorized to develop and distribute CD based software products compatible with the Sony PlayStation. Pursuant to the Sony Agreement, the Company engages Sony to supply its PlayStation CDs for distribution by the Company. Accordingly the Company has limited ability to control its supply of PlayStation CD products or the timing of their delivery. See FACTORS AFFECTING FUTURE PERFORMANCE - HARDWARE COMPANIES at page 24.

     In connection with the Company's purchases of Sony products to be distributed in Japan, Sony of Japan requires cash deposits totaling one-third of the purchase orders. At March 31, 1996, the Company had $197,000 of cash deposits to Sony. EAV utilizes a line of credit to fund these deposits. At March 31, 1996, EAV had an outstanding balance on this line of approximately $1,900,000.

     3DO

     One of the advanced 32-bit platforms supported by the Company is the 3DO Interactive Multiplayer. At March 31, 1996, the Company owned approximately 12% of the common stock of 3DO. See Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 hereof.

     During fiscal 1996, the Company released eight 3DO games, including WING
COMMANDER 3.   The Company released eight 3DO games in fiscal 1995.  As
discussed above, The 3DO Company announced that it has licensed the technology for the "M2" system - the next generation platform to the 3DO Interactive Multiplayer to MEI and thus 3DO will become primarily a software publishing company competing directly with the Company on multiple platforms. The Company currently has no planned releases of 3DO games in fiscal 1997.

     There can be no assurance that 3DO as a company will be successful. Because of the Company's equity stake in and historical association with 3DO, a material adverse effect on the business or prospects of 3DO or a substantial adverse change in the stock price of 3DO could have a material adverse effect on the Company's stock price.

PRODUCTS AND PRODUCT DEVELOPMENT

     In fiscal 1996, the Company generated approximately three-quarters of its revenues from products released during the year. See FACTORS AFFECTING FUTURE PERFORMANCE - PRODUCTS at page 23. As of March 31, 1996, Electronic Arts was actively marketing approximately 118 titles, comprising approximately 224 stock keeping units ("sku's"), that were published by the Company's development divisions and subsidiaries ("EA Studios"). During fiscal 1996, the Company introduced over 22 EA Studios titles, representing over 64 sku's, compared to
51 EA Studio titles, comprising over 85 sku's, in fiscal 1995.   From the
inception of the Company through March 31, 1996, the EA Studios organization had created and published 79 titles that have each generated more than $5,000,000 in life-to-date net revenues for the Company.

     The products published by EA Studios are designed and created by its in-house designers and artists and by independent software developers ("independent artists"). The Company typically pays the independent artists royalties ranging from 4% to 15% of net revenues, as defined in the related independent artist agreements.

     For fiscal 1996, the Company had one title, FIFA SOCCER '96, published on six platforms, represented 11% of the total 1996 net revenues. No one title accounted for more than 10% of the Company's net revenues for fiscal 1995.
For fiscal 1994, the Company had two titles, JOHN MADDEN FOOTBALL '94, published on three platforms, and NHL HOCKEY '94, published on four platforms, which represented approximately 13% and 11%, respectively, of the total 1994 net revenues.

     The Company publishes products in a number of categories such as sports, action and interactive movies, strategy, simulations, role playing and adventure, each of which is becoming increasingly competitive. The Company's sports-related products, marketed under the EA Sports brand name, accounted for a significant percentage of net revenues in fiscal years 1996 and 1995. There can be no assurance that the Company will be able to maintain its market share in the sports category. See FACTORS AFFECTING FUTURE PERFORMANCE -THE INDUSTRY AND COMPETITION at page 23.

     The retail selling prices in North America of the Company's products, excluding older titles (marketed as "Classics" and "Publisher's Choice"), typically range from $35.00 to $70.00. "Classics" and "Publisher's Choice" titles have retail selling prices that range from $15.00 to $20.00. The retail selling prices of EA titles outside of North America vary based on local market conditions.

     The Company currently develops or publishes products for 8 different hardware platforms and has from time to time developed and marketed products on 34 different and incompatible platforms in the past. The Company's current and planned product introductions are predominantly for 32-bit platforms such as the IBM PC and compatibles, the Sony PlayStation and the Sega Saturn and to a lesser degree 16-bit platforms, the Genesis videogame system and SNES. See FACTORS AFFECTING FUTURE PERFORMANCE - DEVELOPMENT AND PLATFORM CHANGES, respectively, at page 23.

     As compact discs have emerged as the preferred medium for interactive entertainment, education, and information software, the Company continued its investment in the development of CD-ROM tools and technologies in fiscal 1996 and currently has more than 60 products in development for new CD-ROM platforms, including the IBM PC and compatibles, the Sony PlayStation and the Sega Saturn. Most of these products will be convertible for use on multiple advanced hardware systems. During the fiscal years 1996, 1995 and 1994, the Company had research and development expenditures of $99.6 million, $73.9 million, and $62.6 million, respectively. See FACTORS AFFECTING FUTURE PERFORMANCE - DEVELOPMENT at page 23.

     Additionally, the Company produces film and videotape to include in certain products pursuant to agreements between certain of the company's subsidiaries with SAG, AFTRA and Equity. With extensive use of video in some of the Company's products, particularly its products in the interactive movie category, there can be no assurance that the significantly higher sales levels required to make these products profitable will be achieved. The Company expects to release one product with significant video content during fiscal 1997. See FACTORS AFFECTING FUTURE PERFORMANCE - FILM AND VIDEOTAPE at page 24.

MARKETING AND DISTRIBUTION

     The Company distributes both EA Studio products and products developed and published by other software publishers known as "Affiliated Labels".

     In most cases, Affiliated Label products are delivered to the Company as completed products. As of March 31, 1996, the Company distributed approximately 500 Affiliated Label titles. During fiscal 1996 the Company introduced over 600 Affiliated Label titles, as compared to more than 130 titles in fiscal 1995. The increase in the number of Affiliated Label titles marketed and released was primarily due to the acquisition of Kingsoft GmbH in Germany at the end of fiscal 1995. Starting in fiscal 1996, the Company began to derive revenues from the exclusive distribution of PC entertainment and 3DO products to key accounts on behalf of other third party publishers. No single Affiliated Label has accounted for more than 10% of the Company's net revenue in any of the last three fiscal years.

     The Company generated approximately 84% of its North American net revenues from direct sales through a field sales organization of professionals and a group of telephone sales representatives. The remaining 16% of its North American sales were made through a limited number of specialized and regional distributors and rack jobbers in markets where the Company believes direct sales would not be economical. The Company had no customers accounting for more than 10% of total net revenues for the years ended March 31, 1996 and 1995.
The Company had sales to one customer which represented 10.8% of total net revenues for fiscal 1994.

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

     The Company has stock-balancing programs for its personal computer products (whether provided on floppy-disk or CD-ROM) that, under certain circumstances and up to a specified amount, allow for the exchange of personal computer products by resellers. The Company also typically provides for price protection for its personal computer and 16-bit and 32-bit videogame system products that, under certain conditions, allows the reseller a price reduction from the Company for unsold products. The Company maintains a policy of
exchanging products or giving credits, but does not give cash refunds.   The
risk of price protection requirements is increasing as a result of the maturing and the increasingly hit-based nature of the 16-bit video cartridge market. Moreover, the risk of product returns may increase as new hardware platforms become more popular or market factors force the Company to make changes in its distribution system. The Company monitors and manages the volume of its sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. The Company believes that it provides adequate reserves for returns and price protection which are based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors, and that its current reserves will be sufficient to meet return and price protection requirements for the foreseeable future. However, there can be no assurance that actual returns or price protection will not exceed the Company's reserves. See FACTORS AFFECTING FUTURE PERFORMANCE - REVENUES AND EXPENSES at page 24.

     The Company also has a fulfillment group that sells product directly to consumers through a toll-free number listed in advertising by the Company and its Affiliated Labels. This group is also responsible for targeted direct mail marketing and sells product upgrades, backups and accessories to registered customers.

     The distribution channels through which consumer software products are sold have been characterized by change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. The development of remote and electronic delivery systems will create further changes. The bankruptcy or other business difficulties of a distributor or retailer could render Electronic Arts' accounts receivable from such entity uncollectible, which could have an adverse effect on the operating results and financial condition of the Company. Uncollectible receivables from certain accounts in Japan resulted in an increase in bad debt reserves in fiscal 1995. In addition, an increasing number of companies are competing for access to these channels. Electronic Arts' arrangements with its distributors and retailers may be terminated by either party at any time without cause. Distributors and retailers often carry products that compete with those of the Company. Retailers of Electronic Arts' products typically have a limited amount of shelf space and promotional resources for which there is intense competition. There can be no assurance that distributors and retailers will continue to purchase Electronic Arts' products or provide Electronic Arts' products with adequate levels of shelf space and promotional support.

INTERNATIONAL OPERATIONS

     The Company has wholly-owned subsidiaries in the United Kingdom, France, Spain, Germany, Australia, Canada, South Africa, Singapore, Sweden and Puerto
Rico as well as a majority-owned subsidiary in Japan.    The amounts of net
revenues, operating profit and identifiable assets attributable to each of the Company's geographic regions for each of the last three fiscal years are set forth in Note 16 of the Notes to the Consolidated Financial Statements included in Item 8 hereof. In comparison to fiscal 1995, international net revenues increased by 43% due primarily to the increase in sales of PC-CD and Sony products together with increased SNES sales in Europe. These increases were offset by reduced Sega and floppy revenue.

     In fiscal 1996, net revenues from Europe increased by 40% to $157,999,000 compared to $112,907,000 in fiscal 1995. The increase was due mainly to higher revenues generated by Kingsoft GmbH in Germany and DROSoft in Spain. Europe also implemented a pan-European distribution network that resulted in a significant portion of products being distributed directly to retailers.
During fiscal 1996, Electronic Arts opened EA Nordic in Stockholm, Sweden to distribute the Company's products in Sweden, Norway, Finland, Denmark and
Iceland.   In March 1996, Electronic Arts acquired Vision Software, a distributor of interactive software based in Johannesburg, South Africa. In fiscal 1996, Japan net revenues increased by 43% to $45,865,000 compared to $31,997,000 in fiscal 1995. The increase was due to an increase in net revenues derived from a higher volume of CD based products (PC-CD and CD-Videogames) and Affiliated Label products. In fiscal 1996, net revenues from South Asia Pacific increased by 66% to $21,794,000 compared to $13,139,000 in fiscal 1995. As mentioned earlier, Electronic Arts signed a distribution agreement with a third party to distribute the Company's products in certain countries in Southeast Asia. The increase in net revenues was due mainly to sales in new markets, including Singapore and Malaysia.

     Though international revenues are expected to grow in fiscal 1997, international revenues may not grow at as high a rate as in prior years.

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

     In many instances, the Company is able to acquire materials on a volume-discount basis. The Company has multiple potential sources of supply for most materials. Except with respect to its SNES and Sony products, the Company also has alternate sources for the manufacture and assembly of most of its products. To date, the Company has not experienced any material difficulties or delays in
production of its software and related documentation and packaging.   However,
a shortage of components or other factors beyond the control of the Company could impair the Company's ability to manufacture, or have manufactured, its products. SEE FACTORS AFFECTING FUTURE PERFORMANCE - HARDWARE COMPANIES at page 24.

BACKLOG

     The Company normally ships product within a few days after receipt of an order. However, a backlog may occur for EA Studios and Affiliated Label products that have been announced for release but not yet shipped. The Company does not consider backlog to be an indicator of future performance.

SEASONALITY

     The Company's business is highly seasonal. The Company typically experiences its highest revenues and profits in the calendar year-end holiday season and a seasonal low in revenues and profits in the quarter ending in June. In its 1997 fiscal year, and particularly in the June and September quarters, the Company expects these seasonal trends to be magnified by general economic and industry factors, including the continued transition from 16-bit cartridge-based game machines to the new 32-bit systems and the concentration of the Company's product releases in the second half of fiscal 1997.

EMPLOYEES

     As of March 31, 1996, the Company employed approximately 1,500 people, of whom over 700 were outside the United States. The Company believes that its ability to attract and retain qualified employees is an important factor in its growth and development and that its future success will depend, in large measure, on its ability to continue to attract and retain qualified employees. To date, the Company has been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct its business successfully. See FACTORS AFFECTING FUTURE PERFORMANCE - EMPLOYEES at page 24.

ITEM 2:      PROPERTIES

      The Company's principal administrative, sales and marketing, research and development, and support facility is located in four modern buildings in San Mateo, California, 15 miles south of San Francisco. The Company presently occupies approximately 196,000 square feet in these buildings, under leases that expire at various times between August 1998 and April 1999.

      In addition, the Company leases and occupies a 54,000 square foot facility, used as an office and warehouse in Hayward, California, and a 120,000 sq. ft. warehouse facility in Louisville, Kentucky. The Company also occupies sales offices in the metropolitan areas of Toronto, Chicago, Dallas and New York.

      The Company's North American research and development activities are supported by a 69,000 square foot development facility in Burnaby, British Columbia, Canada. The Company also owns a 178,000 square foot development facility in Austin, Texas and leases a 5,000 sq. ft. development facility in Baltimore, Maryland.

      The Company's United Kingdom subsidiary occupies administrative, sales, and distribution facilities in Langley, England, under a long-term lease for a total of 66,000 square feet as well as 10,500 square foot development facility in Surrey, England. In Europe, the Company also leases two administrative, sales and distribution facilities in Germany, one for 1,000 square feet and another for 78,000 square feet, as well as sales and distribution facilities in Madrid, Spain, Lyon, France, and a sales office in Stockholm, Sweden. The Company also maintains an 8,000 square foot sales and distribution facility in Brisbane, Australia, a 10,000 square foot sales, distribution and development facility in Tokyo, Japan, a representative office in Beijing, China, and a manufacturing facility in San Juan, Puerto Rico. See Notes 4 and 9 to Notes to Consolidated Financial Statements included in Item 8 hereof.

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

      In connection with its fiscal 1996 acquisitions (See ACQUISITIONS, INVESTMENTS AND JOINT VENTURES above), the Company assumed leases for 7,000 square feet of sales and distribution facilities in Johannesburg, South Africa and 10,000 square feet of development facilities in Seattle, Washington.

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

ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the quarter ended March 31, 1996.

ITEM 4A:     EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company, who are chosen by and serve at the discretion of the Board of Directors, are as follows:

             Name                 Age       Position
             ----                 ---       --------

      Lawrence F. Probst III      46        Chairman of the Board of
                                             Directors and Chief
                                             Executive Officer
      William Bingham Gordon      46        Executive Vice President,
                                             Marketing
      Monty Finefrock             47        Senior Vice President, San Mateo
                                             Studios
      Mark S. Lewis               46        Senior Vice President,
                                             International
      E. Stanton McKee, Jr.       51        Senior Vice President, Chief
                                             Financial and Administrative
                                             Officer
      Donald A. Mattrick          32        Senior Vice President, North
                                             American Studios
      Nancy L. Smith              43        Senior Vice President, North
                                             American Sales and Distribution
      David L. Carbone            45        Vice President, Finance
      Ruth A. Kennedy             41        Vice President, General
                                             Counsel and Secretary

      MR. PROBST has been a director of the Company since January 1991 and currently serves as Chairman of the Board of Directors, and Chief Executive Officer. He was elected as Chairman in July 1994. Mr. Probst served as Senior Vice President of EA Distribution, the Company's distribution division, from January 1987 to January 1991, and from September 1984, when he joined the Company, until December 1986, served as Vice President of Sales. Mr. Probst holds a B.S. degree from the University of Delaware.

      MR. GORDON has served as Executive Vice President, Marketing since October 1995. From August 1993 to October 1995, he served as Executive Vice President of EA Studios. Prior to this, he served as Senior Vice President of Entertainment Production since February 1992. From December 1989 to January 1992, he served as the Senior Vice President of Marketing. He also served as General Manager of EA Studios, as Vice President of Marketing, Director of Advertising and Vice President of the Company's former entertainment division while employed by the Company. Mr. Gordon holds a B.A. degree from Yale University and an M.B.A. degree from Stanford University.

      MR. FINEFROCK has served as Senior Vice President, San Mateo Studios since October 1995. Prior to this he served as Senior Vice President and General Manager of the EA Entertainment division since March 1994. From February 1992 to March 1994, he served as Vice President of EA Studio Operations and Development. From July 1989 to February 1992, Mr. Finefrock served as Vice President of Studio Operations. Mr. Finefrock joined the Company in April 1983. He holds a B.S. degree in Business Administration from the University of Redlands.

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

      MR. MATTRICK has served as Senior Vice President, North American Studios, since October 1995. From July 1991 to October 1995 he served as Vice President of Electronic Arts and Executive Vice President/General Manager for EA Canada. Mr. Mattrick was founder and former chairman of Distinctive Software Inc. from 1982 until it was acquired by the Company in 1991.

      MS. SMITH has served as Senior Vice President of North American Sales and Distribution since July 1993 and as Vice President of Sales from 1988 to 1993. Ms. Smith has also served as Western Regional Sales Manager and National Sales Manager since she joined the Company in 1984. Ms. Smith holds a B.S. degree in management and organizational behavior from the University of San Francisco.

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

                                       PART II


ITEM 5:      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

The Company's Common Stock is traded on the National Market under the symbol "ERTS". The following table sets forth the quarterly high and low closing sales prices of the Company's Common Stock from April 1, 1994 through March 31, 1996. Such prices represent prices between dealers and does not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.



                                                Closing Sales Prices
                                                --------------------
                                             High                 Low
                                             ----                 ---

Fiscal Year Ended March 31, 1995:

First Quarter                              $25.75              $13.00
Second Quarter                              18.75               13.50
Third Quarter                               22.50               17.50
Fourth Quarter                              25.75               16.75

Fiscal Year Ended March 31, 1996:

First Quarter                              $30.00              $20.13
Second Quarter                              41.75               27.13
Third Quarter                               38.75               23.13
Fourth Quarter                              28.50               22.13

There were approximately 2,085 holders of record of the Company's Common Stock as of June 3, 1996. The Company believes that a significant number of beneficial owners of its Common Stock hold their shares in street names.

      DIVIDEND POLICY

      The Company has not paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6:      SELECTED FINANCIAL DATA

ELECTRONIC ARTS

SELECTED FIVE-YEAR FINANCIAL DATA

Year Ended March 31,

(In thousands, except per share data)


INCOME STATEMENT DATA                                       1996           1995           1994           1993           1992
- ------------------------------------------------------------------------------------------------------------------------------

Net revenues                                            $531,887       $493,346       $418,289       $298,386       $175,094
Cost of goods sold                                       273,594        263,357        224,606        160,578         90,915
                                                   ---------------------------------------------------------------------------
Gross profit                                             258,293        229,989        193,683        137,808         84,179

Operating expenses:
 Marketing and sales                                      72,928         61,951         46,847         38,465         22,679
 General and administrative                               32,207         29,308         23,767         20,713         13,962
 Research and development                                 99,627         73,902         62,570         37,451         21,533
                                                   ---------------------------------------------------------------------------

Total operating expenses                                 204,762        165,161        133,184         96,629         58,174
                                                   ---------------------------------------------------------------------------

Operating income                                          53,531         64,828         60,499         41,179         26,005
Interest and other income, net                             6,021         13,250          3,782          2,537          1,522
                                                   ---------------------------------------------------------------------------
Income before provision for income taxes and
minority interest                                         59,552         78,078         64,281         43,716         27,527
Provision for income taxes                                18,759         24,980         19,450         13,421          8,839
                                                   ---------------------------------------------------------------------------
Income before minority interest                           40,793         53,098         44,831         30,295         18,688
Minority interest in consolidated joint venture             (304)         2,620            (94)           563              -
                                                   ---------------------------------------------------------------------------
Net income                                              $ 40,489       $ 55,718       $ 44,737       $ 30,858       $ 18,688
                                                   ---------------------------------------------------------------------------
                                                   ---------------------------------------------------------------------------
Net income per share                                    $   0.75       $   1.07       $   0.86       $   0.62       $   0.40
                                                   ---------------------------------------------------------------------------
                                                   ---------------------------------------------------------------------------
Number of shares used in computation                      54,163         52,297         52,286         49,992         47,165
                                                   ---------------------------------------------------------------------------
                                                   ---------------------------------------------------------------------------



BALANCE SHEET DATA AT FISCAL YEAR END
- ------------------------------------------------------------------------------------------------------------------------------
Cash and short-term investments                         $147,983       $174,121       $130,318       $ 98,029       $ 59,053
Marketable securities                                     37,869         10,725         11,931             --
Working capital                                          199,713        168,742        135,741         85,094         57,375
Long-term investments                                     24,200         14,200              -              -              -
Total assets                                             424,219        341,239        273,651        181,257        105,773
Total liabilities                                        100,625        103,018         97,988         67,687         37,764
Minority interest                                          1,277          1,148          3,485          2,999              -
Total stockholders' equity                               322,317        237,073        172,178        110,571         68,009


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FUTURE PERFORMANCE

THE INDUSTRY AND COMPETITION. The interactive software business has historically been a volatile and highly dynamic industry affected by changing technology, limited hardware platform life cycles, hit products, competition, component supplies, seasonality, consumer spending and other economic trends. The business is also intensely competitive. A variety of companies offer products that compete directly with one or more of the Company's products. These direct competitors vary in size from very small companies to companies with financial, managerial and technical resources comparable to or greater than those of the Company. Typically, the Company's chief competitor on dedicated game platforms is the hardware manufacturer/ licenser itself, to which the Company must pay royalties, and in the case of Sony and Nintendo, manufacturing charges. For example, Sony has aggressively launched sports product lines that directly compete with the Company's sports products on the PlayStation. In addition, competition for creative talent has intensified, and the attraction and retention of key personnel by the Company is increasingly difficult.

PRODUCTS. Interactive entertainment software products typically have life spans of only 3 to 12 months. In addition, the market is crowded with a large number of titles competing for limited shelf space at retail. The Company's future success will depend in large part on its ability to develop and introduce new competitive products on a timely basis and to get those products distributed widely at retail. To compete successfully, new products must adapt to new hardware platforms and emerging industry standards, provide additional functionality and be successfully distributed in numerous changing worldwide markets. If the Company were unable, due to resource constraints or technological or other reasons, to successfully develop and distribute such products in a timely manner, this inability would have a material adverse effect on its operating results and financial condition.

DEVELOPMENT. Product development schedules, particularly for new hardware platforms and high-end multimedia PC's are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. CD-ROM products frequently include more content and are more complex, time-consuming and costly to develop than cartridge products and, accordingly, cause additional development and scheduling risk. For example, WING COMMANDER IV, a major product scheduled to ship for the PC platform in the December quarter, did not ship until February, 1996, due to delays in the final editing and testing process. Similarly, JOHN MADDEN FOOTBALL 96 and NHL HOCKEY 96 for the Sony PlayStation did not ship at all due to significant delays in development that made the delayed completion date untimely for these products. Because of the increased cost of compact disk product development, write-offs of advance payments made to outside artists for discontinued or unsuccessful
products have and may continue to increase.   In addition, development risks
for CD-ROM products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. Manufacturing lead times during the year for CD based products have been as brief as one to three weeks; cartridge products more typically have had a six to twelve week lead time for manufacture.

PLATFORM CHANGES. A large portion of the Company's revenues are derived from the sale of products designed to be played on proprietary videogame platforms such as the Sony PlayStation, Sega Saturn, Super Nintendo Entertainment System and Sega Genesis. The interdependent nature of the Company's business and that of its hardware licensers brings significant risks to the Company's business. The success of the Company's products is significantly affected by market acceptance of the new videogame hardware systems and the life span of older hardware platforms, and the Company's ability to accurately predict these factors with respect to each platform. In many cases, the Company will have expended a large amount of development and marketing resources on products designed for new videogame systems (such as the new 32-bit systems) that have not yet achieved large installed bases or continued product development for older hardware platforms that may have shorter life cycles than the Company expected. Conversely, if the Company does not choose to develop for a platform that achieves significant market acceptance, or discontinues development for a platform that has a longer life cycle than expected, the Company's revenue growth may be adversely affected.

HARDWARE COMPANIES. The Company's contracts with hardware licensers, which are also some of the Company's chief competitors, often grant significant control to the licenser over the manufacturing of the Company's products. This fact could, in certain circumstances, leave the Company unable to get its products manufactured and shipped to customers. In most events, control of the manufacturing process by hardware companies increases both the manufacturing lead times and the expense to Company over the lead times and costs that the Company can achieve independently. In fiscal 1996, for example, the Company experienced delays in the manufacturing of Sony PlayStation products which caused delays in shipping those products. The results of future periods may be affected by similar delays. Finally, the Company's contracts with its hardware licensers often require the Company to take significant risks in holding or prepaying for its inventory of products.

REVENUE AND EXPENSES. A substantial majority of the revenue of the Company in any quarter typically results from orders received in that quarter and products introduced in that quarter. The Company's expenses are based, in part, on development of products to be released in the future. Certain overhead and product development expenses do not vary directly in relation to revenues. As a result, the Company's quarterly results of operations are difficult to predict, and small delays in product deliveries may cause quarterly revenues, operating results and net income to fall significantly below anticipated levels. The Company typically receives orders shortly before shipments, making backlog an unreliable indicator of quarterly results. A shortfall in shipments at the end of any particular quarter may cause the results of that quarter to fall significantly short of anticipated levels. In addition, due in part to the volume of products introduced into the market and the short shelf life of most products, there is increasing pressure from retailers to offer price protection and accept returns of retailers' excess inventory.

FILM AND VIDEOTAPE. The Company produces film and videotape to include in certain products pursuant to agreements between certain of the Company's subsidiaries with SAG, AFTRA and Equity. However, the costs of video production are significantly higher than for software production, and for products which include a substantial amount of video such as certain interactive movies, the costs of producing the video component is significantly
higher than the cost of developing the software component.   For example, the
film component of WING COMMANDER IV cost approximately $8.0 million. Accordingly, more units of such products must be sold to recoup the development
and production costs.   While WING COMMANDER IV has sold sufficient units to
recoup the full costs of development, there can be no assurances that other products including significant film or videotape components be commercially successful enough to recoup development costs. In addition, the Company's agreements with SAG and AFTRA expire during the current calendar year, and there can be no assurances that the Company will be able to renegotiate favorable terms.

EMPLOYEES. Competition for employees in the interactive software business is intense and increasing as competition in the industry increases. In the last fiscal year, recruiting of the Company's employees generally and its executive
officers in particular has been severe.   Large software and media companies
frequently offer significantly larger cash compensation than does the Company, placing pressure on the Company's base salary and cash bonus compensation. Small start-up companies such as those proliferating in the on-line business areas offer significant potential equity gains which are difficult for more mature companies like the Company to match without significant shareholder dilution. In the last eighteen (18) months, three of the Company's executive officers have resigned to work with small start-up ventures, and virtually all
of the executives are under intense recruiting pressure.   There can be no
assurances that the Company will be able to continue to attract and retain
enough qualified employees in the future.   None of the Company's employees is
subject to a collective bargaining agreement, and the Company believes that its employee relations are excellent.

FLUCTUATIONS IN STOCK PRICE. Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. As a result of the factors discussed in this annual report and other factors that may arise in the future, the market price of the Company's common stock may be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer, software, entertainment, media or electronics industries or the securities markets in general.

Because of the foregoing factors, as well as other factors affecting the Company's operating results and financial condition, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

RESULTS OF OPERATIONS

Comparison of Fiscal 1996 to 1995


                           1996                1995             % change
- --------------------------------------------------------------------------------
Net revenues           $531,887,000        $493,346,000            7.8
- --------------------------------------------------------------------------------

The Company derives revenues from shipments of EA Studio cartridge products, EA Studio Compact Disk ("CD") personal computer products ("PC-CD") and floppy-disk personal computer products (primarily entertainment software), EA Studio CD products for dedicated entertainment systems ("CD-Videogame"), licensing of EA Studio products, distribution of EA Studio products through hardware companies ("OEMs") all of which comprise its "published revenues" and shipments of Affiliated Label CD and floppy-disk products that are created by third parties.

  Total net revenues increased compared to the prior year primarily due to an increase in net revenues derived from a higher volume of CD based products (PC-CD and CD-Videogames), and Affiliated Label products. This was partially offset by a decrease in sales of 16-bit Sega Genesis Videogame Cartridges ("Genesis") and EA floppy-disk products.

  Net revenues generated by 16-bit videogame cartridge based products were $202,599,000 or 38% of consolidated net revenues in fiscal 1996 compared to $281,933,000 or 57% of net revenues in fiscal 1995. The mix of net revenue in fiscal 1996 reflects the continued impact of the transition from the mature 16-bit cartridge based market to the emerging CD based market. As the 16-bit market has matured, sales of hardware and software have declined and are
expected to significantly decline further in fiscal 1997.   During fiscal 1996,
the Company released fewer titles for these platforms and intends significantly fewer releases in fiscal 1997.

  Sales of EA Studio Genesis cartridge products in fiscal 1996 declined to $138,643,000, or 26% of total revenue, compared to $213,471,000, or 43% of total revenue in fiscal 1995. The Company released 10 new Genesis titles in fiscal 1996 compared to 17 in fiscal 1995.

  Net revenues derived from cartridge products for the Super Nintendo Entertainment System ("Super NES") were $63,956,000, or 12% of total revenue, in fiscal 1996 compared to $68,462,000, or 14% of total revenue in fiscal 1995.
The Company released five new titles for the Super NES in fiscal 1996 compared to six in fiscal 1995.

  Net revenues from PC-CD products increased to $140,594,000 in fiscal 1996, representing 26% of total net revenues, from $72,227,000, or 15% of total net revenues in fiscal 1995. The Company released 22 PC-CD titles in fiscal 1996 compared to 30 in fiscal 1995. The Company expects revenues from PC-CD products to continue to grow, but as revenues for PC-CD products increase, the Company does not expect to maintain these growth rates.

  CD-Videogame products, primarily the Sony PlayStation in fiscal 1996 and the 3DO Interactive Multiplayer in fiscal 1995, generated net revenues of $76,523,000 in fiscal 1996, representing 14% of the total net revenues compared to $27,230,000, or 6% of total net revenues in fiscal 1995. The Company released 25 CD-Videogame titles in fiscal 1996 compared to eight in fiscal 1995.

  Licensing of EA Studio products generated $27,018,000 in fiscal 1996, compared to $21,001,000 in fiscal 1995. The increase primarily resulted from increased distribution of EA's products through OEMs.


  Net revenues from shipments of Affiliated Label products in fiscal 1996 increased to $76,302,000 from $48,480,000 in fiscal 1995. The increase was primarily attributable to revenues from the exclusive distribution of certain PC entertainment and 3DO products to key accounts on behalf of other third party publishers which began in fiscal 1996. Additionally , the Company had increased Affiliated Label net revenues in Japan and Europe due to higher sales from several new and existing affiliates. Affiliated Label CD based products represented 96% of total Affiliated Label net revenues in fiscal 1996, compared to 59% in fiscal 1995.

  The Company's revenues from floppy-disk products, hand-held cartridge products and products from the Sega 32X platform decreased to $8,851,000 or 2% of the total in 1996 from $42,475,000 or 9% in fiscal 1995. Results continue to reflect the rapid market shift away from these products to CD based products. The Company produced no new games for these platforms in fiscal 1996 and does not expect to release any new titles in fiscal 1997. In fiscal 1995, the Company released 14 floppy-disk titles.

  On a geographic basis, the revenue mix reflects the Company's growth in worldwide operations. International net revenues increased by 43% to $225,658,000 or 42% of consolidated 1996 net revenues compared to $158,043,000 or 32% of the 1995 total. The increase in international revenues was attributable to higher worldwide sales of CD based products, primarily PC-CD and Sony PlayStation together with an increase in sales of Super NES products in Europe, which were licensed in 1995. This was partially offset by a decrease in floppy-disk and Genesis products.

  North American net revenues totaled $306,229,000 in fiscal 1996, representing a decrease of 9% over the $335,303,000 generated in fiscal 1995. The decrease was attributable to the decline in 16-bit cartridge revenues partially offset by the increase in shipments of PC-CD products and CD-Videogames.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                            1996           1995         % change
- --------------------------------------------------------------------------------
 Cost of goods sold      $273,594,000   $263,357,000        3.9
 As a percentage of
  net revenues                  51.4%         53.4%
- --------------------------------------------------------------------------------

Cost of goods sold as a percentage of revenues in fiscal 1996 reflects lower product costs associated with CD based products offset by higher production costs for multimedia releases, higher professional and celebrity royalties, higher distribution and manufacturing expenses for the operations in Europe and growth in the lower margin distribution business.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
OPERATING EXPENSES           1996           1995         % change
- --------------------------------------------------------------------------------
Marketing and sales      $72,928,000    $61,951,000         17.7
As a percentage of
 net revenues                  13.7%          12.6%
- --------------------------------------------------------------------------------
General and
 administrative          $32,207,000    $29,308,000          9.9
As a percentage of
 net revenues                   6.1%           5.9%
- --------------------------------------------------------------------------------
Research and
 development              $99,627,000    $73,902,000         34.8
As a percentage of
 net revenues                   18.7%          15.0%
- --------------------------------------------------------------------------------

The increase in marketing and sales expenses was affected by higher trade show expenses and higher co-op advertising expenses associated with higher revenues. Additionally, marketing and sales expenses, along with general and administrative expenses, increased due to additional headcount and higher facility expenses related to the prior year acquisitions and the opening of new sales offices in International markets. Increases in general and administrative expenses were partially offset by a decrease in bad debt expenses in Japan as compared to fiscal 1995.

  The increase in research and development expenses was primarily due to additional headcount relating to increased in-house development capacity, higher average development costs for CD based products than for cartridge products, increased reserves against artist advances due to product delays, primarily on CD-Videogame platforms, and the acquisition of Manley & Associates, a Seattle based development company in 1996. The Company released a total of 64 new products in fiscal 1996 compared to 86 in fiscal 1995.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 1996           1995         % change
- --------------------------------------------------------------------------------
Operating income             $53,531,000    $64,828,000        (17.4)
As a percentage
 of net revenue                    10.1%          13.1%
- --------------------------------------------------------------------------------

The decrease in operating income was primarily due to higher operating expenses partially offset by an increase in net revenues.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 1996           1995         % change
- --------------------------------------------------------------------------------
Interest and other
income, net                   $6,021,000    $13,250,000        (54.6)

As a percentage
 of net revenues                    1.1%          2.7%
- --------------------------------------------------------------------------------

The decrease in other income was primarily due to a one-time payment of $10,000,000 from Broderbund Software, Inc. ("Broderbund"), offset by costs of $1,400,000 incurred by the Company, associated with the termination of the merger agreement between the Company and Broderbund in fiscal 1995.

  In fiscal 1996, the Company also had higher interest income related to higher average cash balances and interest rates worldwide together with gains on the sales of marketable securities and fixed assets. These gains were substantially offset by losses and write-offs of certain investments in affiliates.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                                 1996           1995         % change
- -------------------------------------------------------------------------------
Income taxes                  $18,759,000    $24,980,000      (24.9)
Effective tax rate                  31.5%          32.0%
- -------------------------------------------------------------------------------


The effective tax rate for fiscal 1996 decreased over the prior year primarily as a result of the fiscal 1995 impact of the operating loss reported by Electronic Arts Victor ("EAV") and the use of those losses to offset EAV's profits in 1996. Tax benefits from the Company's Puerto Rico operations were lower in the current year as a result of lower sales of cartridge products.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 1996           1995         % change
- --------------------------------------------------------------------------------
Minority interest in
 consolidated joint
 venture                      $(304,000)     $2,620,000         N/M
As a percentage
 of net revenues                  (0.1%)           0.5%
- --------------------------------------------------------------------------------

EAV is sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI"), a wholly owned subsidiary of Victor Company of Japan, Limited. Minority interest for fiscal 1996 represents VEI's pro rata share of net income from EAV's operations. Conversely, the fiscal 1995 minority interest represents VEI's pro rata share of EAV's net loss for that period.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 1996           1995         % change
- --------------------------------------------------------------------------------
Net income                    $40,489,000    $55,718,000      (27.3)
As a percentage
 of net revenues                     7.6%          11.3%
- --------------------------------------------------------------------------------

The decrease in net income was due to higher operating expenses partially reduced by higher revenue combined with the prior year impact of the after-tax net gain of approximately $5,800,000 from the one-time payment of a merger termination fee.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

RESULT OF OPERATIONS

Comparison of Fiscal 1995 to 1994

                                 1995           1994         % change
- --------------------------------------------------------------------------------
Net revenues                 $493,346,000   $418,289,000       17.9
- --------------------------------------------------------------------------------

Total fiscal 1995 net revenues increased compared to fiscal 1994 primarily due to increased net revenues derived from a higher volume of CD based products (PC-CD and 3DO Interactive Multiplayer), EA License/OEM products and Affiliated Label products. This was partially offset by decreased sales of 16-bit Super Nintendo Entertainment System ("Super NES") and EA floppy-disk products.

  Net revenues generated by 16-bit cartridge based products were $281,933,000 or 57% of consolidated net revenues in fiscal 1995 compared to $309,929,000 or 74% of net revenues in fiscal 1994. The mix of net revenue in fiscal 1995 reflected the impact of the transition from the mature 16-bit cartridge based market to the emerging 32-bit CD- Videogame market. Additionally, as the 16-bit market has become more "hits-driven", the Company released fewer titles for these platforms in fiscal 1995.

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

  Net revenues from PC-CD products increased to $72,227,000 in fiscal 1995, representing 15% of total net revenues, from $4,968,000, or 1% of total net revenues in fiscal 1994. The Company released 30 PC-CD titles in fiscal 1995 compared to eight in fiscal 1994.

  CD-Videogame products, primarily the 3DO Interactive Multiplayer, generated net revenues of $27,230,000 in fiscal 1995, representing 6% of the total net revenues compared to $8,676,000, or 2% of total net revenues in fiscal 1994. The Company released eight of these titles in fiscal 1995 compared to seven in fiscal 1994.

  Net revenues from floppy-disk based products decreased to $26,631,000, or 5% of the total in fiscal 1995, from $50,998,000, or 12 % in fiscal 1994. Results reflected the rapid market shift from floppy-disk based personal computer products to PC-CD products. In fiscal 1995, the Company released 14 floppy disk titles, compared to 35 in fiscal 1994.

  Licensing of EA Studio products generated $21,001,000 in fiscal 1995, compared to $8,495,000 in fiscal 1994. The increase primarily resulted from the licensing of the Company's Super NES products to a third party in Europe and increased distribution of its products through OEMs.

  Net revenues from shipments of Affiliated Label products in fiscal 1995 increased to $48,480,000 from $33,216,000 in fiscal 1994. The increase, primarily attributable to higher net revenues for PC-CD products, was partially offset by decreased net revenues derived from floppy-disk based computer products. Affiliated Label PC-CD products represented 59% of total Affiliated Label net revenues in fiscal 1995, compared to 32% in fiscal 1994.

  Net revenues generated by hand-held cartridge and other products were $15,844,000 for fiscal 1995 compared to $2,007,000 in fiscal 1994.

  North American net revenue totaled $335,303,000 in fiscal 1995, representing an increase of 7% over the $311,986,000 in net revenue generated in fiscal 1994. The increase was primarily due to the significant increase in PC-CD and CD-Videogame product sales. This increase was offset by the decreased volume of sales in the mature 16-bit cartridge market in North America. International net revenues increased 49% to $158,043,000 in fiscal 1995 from $106,303,000 in fiscal 1994. The increase in international revenues was due primarily to the sale of PC-CD products, together with increased licensing activities in Europe. This was partially offset by reduced Super NES revenue in Europe and Japan.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 1995           1994         % change
- --------------------------------------------------------------------------------
Cost of goods sold           $263,357,000   $224,606,000       17.3
As a percentage of
 net revenues                       53.4%          53.7%
- --------------------------------------------------------------------------------

Cost of goods sold as a percentage of revenues in fiscal 1995 reflected the higher margin associated with CD based products offset by the higher cartridge costs on Genesis and Super NES products, which resulted from larger cartridge configurations, as well as higher professional and celebrity royalties.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
OPERATING EXPENSES                          1995          1994         % change
- --------------------------------------------------------------------------------
Marketing and sales                      $61,951,000     $46,847,000       32.2
As a percentage of net revenues                12.6%           11.2%
- --------------------------------------------------------------------------------
General and
 administrative                          $29,308,000     $23,767,000      23.3
As a percentage of
 net revenues                                   5.9%            5.7%
- --------------------------------------------------------------------------------
Research and
 development                             $73,902,000     $62,570,000      18.1
As a percentage of
 net revenues                                  15.0%           15.0%
- --------------------------------------------------------------------------------

The increase in marketing and sales expenses was primarily attributable to increased television advertising oriented to the "hits-driven" 16-bit cartridge business during the holiday season and increased cooperative advertising to support the 16-bit cartridge market.

  General and administrative expenses increased due to bad debts incurred in the joint venture in Japan and legal costs associated with business development activities in Europe.

  The increase in research and development expenses was primarily due to the increased number of products under development, higher average development costs for CD based products than for cartridge products, continued investment in new technologies for next generation systems and the acquisition of Bullfrog Productions Ltd., a United Kingdom based development company. The Company released a total of 86 new products in fiscal 1995 compared to 82 in fiscal 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                         1995              1994        % change
- --------------------------------------------------------------------------------
Operating income                      $64,828,000       $60,499,000         7.2
As a percentage
 of net revenues                            13.1%             14.5%

- --------------------------------------------------------------------------------

The increase in operating income in fiscal 1995 was primarily due to higher net revenues, reduced by an increase in operating expenses.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                         1995              1994        % change
- --------------------------------------------------------------------------------
Interest and other
income, net                           $13,250,000        $3,782,000       250.3
As a percentage
 of net revenues                             2.7%              0.9%
- --------------------------------------------------------------------------------

Other income increased in fiscal 1995 over fiscal 1994 primarily due to a one-time payment of $10,000,000 from Broderbund Software, Inc. ("Broderbund"), offset by costs of $1,400,000 incurred by the Company, associated with the termination of the merger agreement between the Company and Broderbund.

  Additionally, interest income was higher in fiscal 1995 due to higher average cash balances together with higher average interest rates.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                         1995              1994        % change
- --------------------------------------------------------------------------------
Income taxes                          $24,980,000       $19,450,000        28.4
Effective tax rate                          32.0%             30.3%
- --------------------------------------------------------------------------------

The effective tax rate for fiscal 1995 increased over the prior year primarily due to the impact of the current year operating loss reported by Electronic Arts Victor ("EAV").

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                             1995              1994    % change
- --------------------------------------------------------------------------------
Minority interest in
 consolidated joint
 venture                               $2,620,000         $(94,000)         N/M
As a percentage
 of net revenues                             0.5%                -
- --------------------------------------------------------------------------------

Minority interest for fiscal 1995 represents VEI's pro rata share of net loss from EAV's operations compared to pro-rata share of net income in fiscal 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                             1995              1994    % change
- --------------------------------------------------------------------------------
Net income                            $55,718,000       $44,737,000        24.5
  As a percentage
  of net revenues                           11.3%             10.7%
- --------------------------------------------------------------------------------

The increase in net income was due to the after-tax net gain of approximately $5,800,000 from the one-time merger termination fee as well as higher revenues, partially offset by higher operating expenses and the impact of the higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company's working capital was $199,713,000 compared to $168,742,000 at March 31, 1995. Cash and short-term investments decreased by approximately $26,138,000 in fiscal 1996. The Company generated $6,930,000 of cash from operations in fiscal 1996. In addition, $21,678,000 was provided through the sale of equity securities under the Company's employee stock plans.

  Reserves for bad debts and sales returns decreased from $33,567,000 at March 31, 1995 to $27,569,000 at March 31, 1996. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

  During fiscal 1996 the Company invested approximately $25,000,000 relating to computer hardware and software purchases required to support the Company's development efforts and new management information systems worldwide.

  The Company also invested $21,200,000 in the purchase of land and buildings to expand its Texas-based development group.

  Inventory levels at March 31, 1996 increased compared to March 31, 1995 to support the Company's expanded international distribution network in Germany, Spain, South Africa and Southeast Asia.

  In March 1996, the Company made an additional $10,000,000 long-term investment to enable it to take advantage of certain tax exemptions in its Puerto Rico operation.

  The Company's principal source of liquidity is $147,983,000 in cash and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements for the foreseeable future.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The report of Independent Auditors', Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages 31 through 44.


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Electronic Arts and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Electronic Arts and subsidiaries as of March 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts and subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles.


Palo Alto, California
May 2, 1996                                            KPMG Peat Marwick LLP

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)
                                                                                      March 31,
                                                                               1996                 1995
- ---------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and short-term investments                                            $147,983            $174,121
  Marketable securities                                                        37,869              10,725
  Receivables, less allowances of $27,569 and $33,567, respectively            73,075              56,389
  Inventories                                                                  14,704              12,358
  Prepaid royalties                                                            14,519               8,318
  Deferred income taxes                                                             -               3,142
  Other current assets                                                         12,188               6,707
                                                                             ----------------------------

    Total current assets                                                      300,338             271,760


Property and equipment, net                                                    70,062              30,528
Prepaid royalties                                                              11,030               6,633
Long-term investments                                                          24,200              14,200
Investment in affiliates                                                       15,952              13,397
Deferred income taxes                                                               -                  77
Other assets                                                                    2,637               4,644
                                                                             ----------------------------
                                                                             $424,219            $341,239
                                                                             ----------------------------
                                                                             ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $37,019           $  34,247
  Accrued liabilities                                                          63,606              68,771
                                                                             ----------------------------
    Total current liabilities                                                 100,625             103,018


Minority interest in consolidated joint venture                                 1,277               1,148


Stockholders' equity:
  Preferred stock, $0.01 par value.  Authorized 1,000,000 shares                    -                   -
  Common stock, $0.01 par value.  Authorized 70,000,000 shares;
  issued and outstanding 52,741,572 and 50,928,103 shares, respectively           527                 509
  Paid-in capital                                                             108,078              77,144
  Retained earnings                                                           199,523             161,512
  Unrealized appreciation (depreciation) of investments                        16,266              (1,206)
  Translation adjustment                                                       (2,077)               (886)
                                                                             ----------------------------
    Total stockholders' equity                                                322,317             237,073
                                                                             ----------------------------
                                                                             $424,219            $341,239
                                                                             ----------------------------
                                                                             ----------------------------

See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME


(In thousands, except per share data)
                                                                            Years Ended March 31,
                                                                     1996           1995           1994
- ---------------------------------------------------------------------------------------------------------
Net revenues                                                       $531,887       $493,346       $418,289
Cost of goods sold                                                  273,594        263,357        224,606
                                                                   --------------------------------------
  Gross profit                                                      258,293        229,989        193,683


Operating expenses:
  Marketing and sales                                                72,928         61,951         46,847
  General and administrative                                         32,207         29,308         23,767
  Research and development                                           99,627         73,902         62,570
                                                                   --------------------------------------
    Total operating expenses                                        204,762        165,161        133,184
                                                                   --------------------------------------
    Operating income                                                 53,531         64,828         60,499
Interest and other income, net                                        6,021         13,250          3,782
                                                                   --------------------------------------
  Income before provision for income taxes and minority interest     59,552         78,078         64,281
Provision for income taxes                                           18,759         24,980         19,450
                                                                   --------------------------------------
  Income before minority interest                                    40,793         53,098         44,831
Minority interest in consolidated joint venture                        (304)         2,620            (94)
                                                                   --------------------------------------

    Net income                                                     $ 40,489       $ 55,718       $ 44,737
                                                                   --------------------------------------
                                                                   --------------------------------------

Net income per share                                               $   0.75       $   1.07       $   0.86
                                                                   --------------------------------------
                                                                   --------------------------------------

Number of shares used in computation                                 54,163         52,297         52,286
                                                                   --------------------------------------
                                                                   --------------------------------------

See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Years Ended March 31, 1996, 1995 and 1994      Common Stock
                                            ------------------
(In thousands)                                                                          Unrealized
                                                                                       Appreciation
                                                                Paid-In   Retained    (Depreciation)  Translation
                                             Shares   Amount    Capital   Earnings    of Investments   Adjustment     Total
- -----------------------------------------------------------------------------------------------------------------------------

Balances at March 31, 1993                   48,502    $ 462    $49,770    $64,141     $         0      $ (3,802)  $110,571

Proceeds from sales of shares through
  employee stock plans and other plans        1,472       15      9,845                                               9,860
Tax benefit related to stock options                              6,062                                               6,062
Translation adjustment                                                                                       948        948
Net income                                                                  44,737                                   44,737
                                            ---------------------------------------------------------------------------------

Balances at March 31, 1994                   49,974      477     65,677    108,878               0        (2,854)   172,178

Proceeds from sales of shares through
  employee stock plans and other plans          954       10      7,210                                               7,220
Tax benefit related to stock options                              4,242                                               4,242
Adjustment effect of poolings on prior
  periods                                                 22         15     (1,698)                                  (1,661)
Adjustment for change in Kingsoft, GmbH
  fiscal year end                                                           (1,386)                                  (1,386)
Unrealized loss on investments                                                            (1,206)                  (1,206)
Translation adjustment                                                                                     1,968      1,968
Net income                                                                  55,718                                   55,718
                                            ---------------------------------------------------------------------------------

Balances at March 31, 1995                   50,928      509     77,144    161,512          (1,206)         (886)   237,073

Proceeds from sales of shares through
  employee stock plans and other plans        1,814       17     21,661                                              21,678
Tax benefit related to stock options                              9,170                                               9,170
Adjustment effect of immaterial pooling                    1        103       (177)                                     (73)
Adjustment for change in Manley &
  Associates fiscal year end                                                (2,301)                                  (2,301)
Unrealized gain on investments                                                              17,472                   17,472
Translation adjustment                                                                                    (1,191)    (1,191)
Net income                                                                  40,489                                   40,489

                                            ---------------------------------------------------------------------------------
Balances at March 31, 1996                   52,742   $  527   $108,078   $199,523       $  16,266     $  (2,077)   322,317
                                            ---------------------------------------------------------------------------------
                                            ---------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years ended March 31
(In thousands)                                                           1996           1995           1994
- -----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                           $ 40,489      $  55,718      $  44,737
Adjustments to reconcile net income to net cash
provided by operating activities:
  Minority interest in consolidated joint venture                         304         (2,620)            94
  Depreciation and amortization                                        15,859         10,763          7,865
  Loss (gain) on sale of fixed assets                                  (2,044)            76             28
  Gain on sale of marketable securities                                (4,879)             -              -
  Deferred rent                                                           (87)           160             26
  Adjustment for change in fiscal year end for pooled subsidiaries     (2,301)        (1,386)             -
  Change in assets and liabilities:
    Receivables                                                       (16,686)         8,726        (38,733)
    Inventories                                                        (2,346)        (2,887)         2,887
    Prepaid royalties                                                 (10,598)        (5,120)        (5,804)
    Other assets                                                       (4,214)       (11,306)         2,616
    Accounts payable                                                    2,772         (1,605)         2,081
    Accrued liabilities                                               (12,558)         6,475         21,173
    Deferred income taxes                                               3,219          6,803          3,857
                                                                     --------------------------------------
      Net cash provided by operating activities                         6,930         63,797         40,827
                                                                     --------------------------------------
INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                          4,221            527             93
  Proceeds from sale of marketable securities                           5,273              -              -
  Capital expenditures                                                (56,830)       (16,503)       (13,962)
  Investment in affiliates                                             (4,641)          (472)             -
  Short-term investments                                              (11,655)         5,700        (36,831)
  Long-term investments                                               (10,000)       (14,200)             -
  Acquisition of DROsoft                                                    -         (1,397)             -
  Acquisition of Vision Software                                         (500)             -              -
  Adjustment for effect of poolings on prior periods                      (73)        (1,661)             -
                                                                     --------------------------------------
      Net cash used in investing activities                           (74,205)       (28,006)       (50,700)
                                                                     --------------------------------------

FINANCING ACTIVITIES:
  Proceeds from sales of shares through employee stock
  plans and other plans                                                21,678          7,220          9,860
  Tax benefit from stock option exercises                               9,170          4,242          6,062
                                                                     --------------------------------------
      Net cash provided by financing activities                        30,848         11,462         15,922
                                                                     --------------------------------------

Translation adjustment                                                 (1,191)         1,968            948
Minority interest on translation adjustment                              (175)           282            392
                                                                     --------------------------------------

Increase (decrease) in cash and cash equivalents                      (37,793)        49,503          7,389
Beginning cash and cash equivalents                                   143,421         93,918         86,529
                                                                     --------------------------------------

Ending cash and cash equivalents                                      105,628        143,421         93,918
Short-term investments                                                 42,355         30,700         36,400
                                                                     --------------------------------------
Ending cash and short-term investments                               $147,983      $ 174,121      $ 130,318
                                                                     --------------------------------------
                                                                     --------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for income taxes                         $  9,570      $   6,390      $   4,815
                                                                     --------------------------------------
                                                                     --------------------------------------

NON-CASH INVESTING ACTIVITIES:
    Unrealized gain (loss) on investments                            $ 24,952      $  (1,206)     $       -
    Transfer of assets at net book value to affiliated company              -          6,003              -
                                                                     --------------------------------------
                                                                     --------------------------------------

See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1996, 1995 AND 1994

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Electronic Arts, Inc. and its wholly owned subsidiaries (the "Company") and its majority owned subsidiary Electronic Arts Victor, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
     A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company follows:

(a)  FISCAL YEAR
The Company's fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to March 31 in each year. The results of operations for fiscal 1996 contains 53 weeks. Since the results of an additional week are not material, and for clarity of presentation herein, all fiscal periods are treated as ending on a calendar month end.

(b)  REVENUE RECOGNITION
Product Sales: Revenue is recognized when the product is shipped. Subject to certain limitations, the Company permits customers to obtain exchanges within certain specified periods, and provides price protection on certain unsold merchandise. Revenue is reflected net of an allowance for returns and price protection.
     Software Licenses: For those agreements which provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized at delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned.
     Revenue from the licensing of software was $27,018,000, $21,001,000 and $8,495,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

(c)  CASH AND SHORT-TERM INVESTMENTS
Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. Short-term investments include securities with maturities greater than three months and less than one year, except for certain investments with stated maturities greater than one year.
     The Company accounts for investments under Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, ("SFAS 115"). SFAS 115 requires that investments in equity and debt securities be classified and accounted for in one of three categories. The Company has classified short-term investments as "available-for-sale" and applicable investments are stated at fair value which approximates cost. The cost of securities sold is based upon the specific identification method.

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

(f)  INVENTORIES
Inventories are stated at the lower of average cost or market. Inventories at March 31, 1996 and 1995 consisted of:

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                                               1996              1995
- -------------------------------------------------------------------------------
                                                   (in thousands)
Raw materials and work in process           $  2,160           $  2,799
Finished goods                                12,544              9,559
- -------------------------------------------------------------------------------
                                            $ 14,704           $ 12,358
- -------------------------------------------------------------------------------

(g)  OUTSIDE PRODUCTION COSTS
The Company defers the outside production costs of the film content of its products. Such costs are expensed as cost of goods sold based on actual net product sales. Film costs deferred as of March 31, 1996 and 1995 were $5,500,000, and $2,200,000, respectively.

(h)  PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation of furniture and equipment is computed using the declining balance method over the estimated useful lives of the respective assets, which range from three to seven years. The building is being depreciated using the straight line method over 20 years. Amortization of leasehold improvements is computed using the declining balance method over the lesser of the lease terms or the estimated useful lives of the improvements.

(i)  INTANGIBLE ASSETS
Intangible assets net of amortization at March 31, 1996 and 1995 of $1,752,000, and $2,340,000 are included in other current and noncurrent assets and include costs of obtaining product technology and noncompete covenants which are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically no more than five years, and goodwill resulting from the purchase of DROSoft (now known as EA Spain) in November 1994 and Vision Software in March 1996. Amortization expense for fiscal years ended March 31, 1996, 1995 and 1994 was $740,000, $337,000, and
$318,000, respectively.

(j)  INCOME TAXES
Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

(k)  FOREIGN CURRENCY TRANSLATION
For each of the Company's foreign subsidiaries the functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using current exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates. The effects of foreign currency translation adjustments are deferred and included as a component of stockholders' equity.
     Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Included in interest and other income in the statements of income are foreign currency transaction gains of $433,000, $785,000, and $1,418,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

(l)  NET INCOME PER SHARE
Net income per share is based on the weighted average number of common stock and common stock equivalents from stock options outstanding during the period.
There is no significant difference between primary and fully diluted earnings per share.

(m)  EMPLOYEE BENEFITS
The Company has deferred savings and profit sharing plans for its employees.
The Profit Sharing Plan was terminated effective March 31, 1995 and all employee account balances transferred to employees' accounts in the 401(k) Plan. There were no contributions to the Profit Sharing Plan for the fiscal year ended March 31, 1995 compared to $615,000 for the fiscal year ended March 31, 1994.
     The 401(k) Plan permits the Company to make discretionary contributions to employees' accounts based on the Company's financial performance. In fiscal 1996, $279,000 was accrued for contributions to the Plan. No such contributions were made during fiscal year 1995 and 1994.

(n) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). SFAS 121 requires that impairment losses to be recorded on long-lived assets and certain identifiable intangibles when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. SFAS 121 also addresses the accounting for long lived assets that are expected to be disposed of. The Company will adopt SFAS 121 effective April 1, 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for the Stock-Based Compensation" ("SFAS 123"), which establishes a fair value based method of accounting for stock based compensation plans. The Company intends to continue to account for employee stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123 is effective for fiscal years beginning after December 15, 1995 and will require certain additional disclosures in the fiscal 1997 financial statements.

(o)  USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include provisions for doubtful accounts, sales returns and allowances, warranty provisions, and estimates regarding the recoverability of prepaid royalty advances and inventory. Actual results could differ from those estimates.

(p)  RECLASSIFICATIONS
Certain amounts have been reclassified to conform to fiscal 1996 presentation.

(2)  CASH AND INVESTMENTS

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                                               1996              1995
- -------------------------------------------------------------------------------
                                                   (in thousands)
Cash and equivalents:
  Cash                                      $ 28,078           $ 21,023
  Municipal securities                        13,885             42,813
  Money market funds                          37,843             25,437
  Commercial paper                            25,822             54,148
- -------------------------------------------------------------------------------
  Cash and equivalents                       105,628            143,421
- -------------------------------------------------------------------------------
Short-term investments:
  Commercial paper                             2,805                  -
  Municipal securities                         5,600              8,500
  Money market preferreds                     33,950             22,200
- -------------------------------------------------------------------------------
  Short-term investments                      42,355             30,700
- -------------------------------------------------------------------------------
Cash and short-term investments             $147,983           $174,121
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
Long-term investments                       $ 24,200           $ 14,200
- -------------------------------------------------------------------------------

Long-term investments are in the form of commercial notes with maturities of five to eight years secured by U.S. Treasury Notes. Such investments enable the Company to take advantage of certain tax incentives in its Puerto Rico operation and are treated as held to maturity for financial reporting purposes.


(3)  MARKETABLE SECURITIES

Marketable securities are comprised of equity securities. The Company has accounted for investments in equity securities as "available-for-sale" and has stated applicable investments at fair value, with net unrealized gains (losses)
reported as a separate component of stockholders' equity.   Marketable
securities had an aggregate cost of $14,123,000 and $11,931,000 at March 31, 1996 and 1995, respectively. At March 31, 1996 marketable securities included gross unrealized gains of $27,334,000 and gross unrealized losses of $3,588,000. At March 31, 1995, there was a gross unrealized loss of $1,206,000.

At March 31, 1995, the Company owned 4,218,168 shares or approximately 18% ownership interest in The 3DO Company ("3DO"). During Fiscal 1996, the Company sold 982,500 shares of 3DO reducing its ownership interest to 3,235,668 shares or approximately 12% of the outstanding shares of 3DO as of March 31, 1996. Accordingly, the investment in 3DO was reclassified to Marketable Securities and
accounted for as "available-for-sale".   At March 31, 1995, the Company's
ownership interest in 3DO was accounted for under the equity method and included in "Investment in affiliates."

For the year ended March 31, 1996, the fair value of 3DO stock that was sold was $9,783,000. The gross realized gains from these sales totaled $9,112,000.
There were no gains or losses from sales of marketable securities during 1995. The gain on sale of investments is based on the specific identification method.

(4)  COMMITMENTS

LEASE OBLIGATIONS
The Company leases its current facilities and certain equipment under non-cancelable operating lease agreements. The Company is required to pay property taxes, insurance and normal maintenance costs for certain of its facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Company's facilities.
      In February 1995, the Company entered into a master operating lease for land and a building to be constructed in Redwood City, California. The initial term of the lease is for a period of three years from the date of completion of construction. Monthly lease payments are based upon the London Interbank Offered Rate. The Company has the option to purchase the property for the unamortized financed balance at any time after the non-cancelable lease term, or it may terminate the lease at any time after the non-cancelable term by arranging a third party sale or by making a termination payment. Should the Company elect to terminate the lease, it will guarantee a residual value of up to 85% of the unamortized value of the property. As part of the agreement, the Company must also comply with certain financial covenants.
     Total future minimum lease commitments as of March 31, 1996 are:

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
        Year Ending:                                 (in thousands)
          1997                                           $  8,405
          1998                                              7,780
          1999                                              4,632
          2000                                              1,174
          2001                                                745
          Thereafter                                        9,489
- -------------------------------------------------------------------------------
                                                         $ 32,225
- -------------------------------------------------------------------------------

Total rent expense for all operating leases was $7,631,000, $6,451,000, and $5,558,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.
     The current portion of deferred rent of $823,000 and $736,000 at March 31, 1996 and 1995, respectively, represents the obligation accrued for rent, calculated on the straight-line method over the lease term and is included in accrued liabilities.

(5)  MAJOR CUSTOMER

The Company had no sales to any one customer in excess of 10% of total net revenues for the years ended March 31, 1996 and 1995. For the fiscal year ended March 31, 1994, the Company had sales to one customer which represented 10.8% of total net revenues.

(6)  LITIGATION

The Company is subject to pending claims and litigation. Management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits would not have a material adverse effect upon the consolidated financial condition of the Company.

(7)  PREFERRED STOCK

At March 31, 1996 and 1995, the Company had 1,000,000 shares of Preferred Stock authorized but unissued. The rights, preferences, and restrictions of the Preferred Stock may be designated by the Board of Directors without further action by the Company's stockholders.

(8)  STOCK PLANS

(a)  EMPLOYEE STOCK PURCHASE PLAN
The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares at 85% of the lower of the fair market value of the Common Stock on the date of commencement of the offering or on the last day of the six-month purchase period. The Plan commenced in September 1991. In fiscal 1996, 154,516 shares were purchased by employees at prices ranging from $15.09 to $21.57. In fiscal 1995, 169,187 shares were purchased by employees at prices ranging from $15.09 to $15.51 per share. In fiscal 1994, 164,456 shares were purchased by employees at prices ranging from $11.37 to $21.46. At March 1996, the Company had 313,234 shares of its Common Stock reserved for future issuance under the Plan.

(b)  STOCK OPTION PLANS
The Company's 1991 Stock Option Plan and Directors' Plan provide stock options for employees, officers and independent contractors, and for directors, respectively. Pursuant to these Option Plans, the Board of Directors may grant non-qualified and incentive stock options to employees and officers and non-qualified options to independent contractors and directors, at not less than the fair market value on the date of grant. The Company's 1982 Stock Option Plan ("1982 Plan") expired in September 1992.
     The options generally expire ten years from the date of grant and are generally exercisable in monthly increments over 50 months.
     At March 31, 1996, 3,301,613 shares of the outstanding options were exercisable at prices ranging from $1.938 to $35.375.
     At March 31, 1995, 3,497,818 shares of the outstanding options were exercisable at prices ranging from $1.938 to $34.750.
     At March 31, 1994, 2,145,214 shares of the outstanding options were exercisable at prices ranging from $1.594 to $39.000.

The following summarizes the activity under the Company's stock option plans during the fiscal years ended March 31, 1996, 1995 and 1994:

                                             ------------------------------------------------------------
                                             ------------------------------------------------------------
                                                    Options  --------------------------------------------
                                                  Available                  Options Outstanding
                                                  for Grant               Shares          Price Per Share
                                             ------------------------------------------------------------
Balance at March 31, 1993                          1,115,308           7,144,482        $  1.219 - 29.000

Additional authorized options                      2,000,000                   -                        -
Options:       Granted                            (1,212,400)          1,212,400          24.250 - 39.000
               Canceled - 1982 Plan                        -             (93,802)          1.594 - 13.750
               Canceled - other plans                375,805            (375,805)          4.469 - 34.750
               Exercised                                   -          (1,306,478)          1.219 - 33.250
                                             ------------------------------------------------------------
Balance at March 31, 1994                          2,278,713           6,580,797        $  1.594 - 39.000

Additional authorized options                      2,350,000                   -                        -
Options:       Granted                            (3,173,931)          3,173,931          13.500 - 25.750
               Canceled - 1982 Plan                        -             (54,115)          1.594 - 13.625
               Canceled - other plans              1,541,503          (1,541,503)          4.469 - 39.000
               Exercised                                   -            (810,673)          1.594 - 24.125
                                             ------------------------------------------------------------
Balance at March 31, 1995                          2,996,285           7,348,437        $  1.938 - 34.750

Additional authorized options                      1,852,175                   -                        -
Options:       Granted                            (4,312,249)          4,312,249          22.250 - 37.875
               Canceled - 1982 Plan                        -              (4,480)          4.094 - 13.625
               Canceled - other plans              2,316,692          (2,316,692)          4.469 - 37.875
               Exercised                                   -          (1,658,953)          2.031 - 35.375
                                             ------------------------------------------------------------
Balance at March 31, 1996                          2,852,903           7,680,561        $  1.938 - 37.375
                                             ------------------------------------------------------------
                                             ------------------------------------------------------------

(9)  PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1996 and 1995 consisted of:


- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                                                       1996          1995
- -------------------------------------------------------------------------------
                                                         (in thousands)
Computer equipment                                   $61,391        $36,123
Building                                              18,921          1,446
Office equipment, furniture and
  fixtures                                            10,913          6,915
Leasehold improvements                                 7,594          6,365
Land                                                   4,766            770
Warehouse equipment and other                          5,227          3,043
- -------------------------------------------------------------------------------
                                                     108,812         54,662
Less accumulated depreciation and
amortization                                         (38,750)       (24,134)
- -------------------------------------------------------------------------------
                                                     $70,062        $30,528
- -------------------------------------------------------------------------------

Depreciation and amortization expenses associated with property and equipment amounted to $15,119,000, $9,339,000, and $7,589,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

(10)  ACCRUED LIABILITIES

Accrued liabilities at March 31, 1996 and 1995 consisted of:


- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                                                       1996          1995
- -------------------------------------------------------------------------------
                                                         (in thousands)
Accrued expenses                                     $18,203        $22,878
Accrued royalties                                     16,889         16,040
Accrued compensation and benefits                     11,480         10,524
Accrued income taxes                                  10,477         16,069
Deferred income taxes                                  5,878          1,840
Deferred revenue                                         679          1,420
- -------------------------------------------------------------------------------
                                                     $63,606        $68,771
- -------------------------------------------------------------------------------

(11)  JOINT VENTURES

(a)  ELECTRONIC ARTS VICTOR, INC.
The Company has a majority interest in a joint venture corporation, Electronic Arts Victor, Inc. ("EAV"), for the development and distribution of entertainment software products in Japan as well as certain Asian countries. EAV is sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI"), (formerly Victor Musical Industries, Inc.) a wholly owned subsidiary of Victor Company of Japan, Limited. The Company has consolidated 100% of the assets, liabilities and results of operations for EAV. VEI's 35% interest in EAV and the profits or losses therefrom has been reflected as "Minority interest in consolidated joint venture" on the Company's Consolidated Financial Statements.

(b)  CREATIVE WONDERS, INC.
In December 1994, the Company and Capital Cities/ABC, Inc. formed Creative Wonders, Inc. (formerly ABC/EA Home Software, Inc.), a joint venture company, to publish children's edutainment and interactive entertainment multimedia titles as well as reference products for personal computers and new generation entertainment machines. Each company has a 50% ownership interest in the joint venture company. The investment is accounted for under the equity method. The Company distributes interactive titles sold by the joint venture into the retail channel.

(12)  BUSINESS COMBINATIONS

ACQUISITION OF MANLEY & ASSOCIATES AND VISION SOFTWARE

In February 1996, the Company issued approximately 65,000 shares of common stock in exchange for all of the outstanding common stock of Manley & Associates ("Manley"), an interactive software developer based in Seattle, Washington. The acquisition has been accounted for under the pooling of interests method.
Manley had a December 31 year end. Accordingly, the Company's financial statements have been restated to include the accounts and operations of Manley for the year ended December 31, 1995. Separate and combined results for the Company and Manley for the twelve months ended March 31, 1996 are as follows:

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                                       Year-Ended March 31, 1996
                                              (in thousands)
- -------------------------------------------------------------------------------
                     Electronic
                        Arts            Manley      Adjustments    Combined
- -------------------------------------------------------------------------------
Net
revenues              $530,253         $2,628          ($994)      $531,887
- -------------------------------------------------------------------------------
Net income             $40,705            $88          ($304)       $40,489
- -------------------------------------------------------------------------------

The adjustments impacting net income were the elimination of intercompany revenues and royalties and the related impact on the provision for income taxes.

Effective March 31, 1996, Manley changed its fiscal year end from December 31 to March 31. As a result, Manley's results of operations for the three months ended March 31, 1996 are not reflected in the consolidated statements of income but were charged directly to retained earnings. Manley's revenues, operating loss and net loss for the three month period ending March 31, 1996 were $11,000, $2,302,000 and $2,301,000, respectively.

In March 1996, the Company paid $500,000 to acquire Vision Software, an independent distributor of entertainment software, headquartered in Johannesburg, South Africa. The acquisition has been accounted for under the
purchase method.   The $152,000 excess of the purchase price over the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized over five years.

(13) INCOME TAXES

     The Company's pretax income from operations for the fiscal years ended March 31, 1996, 1995 and 1994 consisted of the following components:

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
(in thousands)                      1996           1995           1994
- -------------------------------------------------------------------------------
Domestic                         $14,722        $41,330        $41,156
Foreign                           44,830         36,748         23,125

- -------------------------------------------------------------------------------
Total pretax income              $59,552        $78,078        $64,281
- -------------------------------------------------------------------------------

Income tax expense (benefit) for the fiscal years ended March 31, 1996, 1995 and 1994 consisted of:

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
(in thousands)                   Current       Deferred          Total
- -------------------------------------------------------------------------------
1996:
  Federal                        $(6,075)        $2,094        $(3,981)
  State                             (523)           395           (128)
  Foreign                         13,980           (282)        13,698
  Charge in lieu of taxes
    from employee stock plans      9,170              -          9,170
- -------------------------------------------------------------------------------
                                 $16,552         $2,207        $18,759
- -------------------------------------------------------------------------------

1995:
  Federal                        $ 3,676         $5,955         $9,631
  State                              353          2,688          3,041
  Foreign                          8,066              -          8,066
  Charge in lieu of taxes
    from employee stock plans      4,242              -          4,242
- -------------------------------------------------------------------------------
                                 $16,337         $8,643        $24,980
- -------------------------------------------------------------------------------

1994:
  Federal                        $ 2,597         $3,690         $6,287
  State                              140            167            307
  Foreign                          6,794              -          6,794
  Charge in lieu of taxes
    from employee stock plans      6,062              -          6,062
- -------------------------------------------------------------------------------
                                 $15,593         $3,857        $19,450
- -------------------------------------------------------------------------------

The components of the net deferred tax assets as of March 31, 1996 and 1995 consist of:

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
(in thousands)                                          1996           1995
- -------------------------------------------------------------------------------
Deferred tax assets:
  Accruals, reserves and other expenses              $23,415        $15,369
  Federal and State loss carryforwards                 1,553              -
  Foreign loss and credit carryforwards                8,321          7,178
- -------------------------------------------------------------------------------
      Total gross deferred tax assets                 33,289         22,547
      Less:  valuation allowance                      (8,321)        (7,178)
- -------------------------------------------------------------------------------
      Net deferred tax assets                         24,968         15,369
- -------------------------------------------------------------------------------

Deferred tax liabilities:
  Undistributed earnings of DISC                      (2,378)        (2,527)
  Prepaid royalty expenses                           (20,988)       (11,463)
  Unrealized gains on marketable securities           (7,480)              -
- -------------------------------------------------------------------------------
      Total gross deferred tax liabilities           (30,846)       (13,990)
- -------------------------------------------------------------------------------
      Net deferred tax asset (liability)             $(5,878)      $  1,379
- -------------------------------------------------------------------------------

The valuation allowance relates solely to the foreign loss and foreign credit carryforwards, for which the utilization is uncertain in future periods.
     At March 31, 1996, for Federal income tax purposes, the Company has a net operating loss carryforward of approximately $3,000,000 which expires in the year 2012. For California income tax purposes, as of March 31, 1996, the Company has a net operating loss carryforward of approximately $5,000,000 which expires in the year 2002.

     The differences between the statutory income tax rate and the Company's effective tax rate, expressed as a percentage of income before provision for income taxes, for the years ended March 31, 1996, 1995 and 1994 were as follows:

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                                             1996           1995          1994
- -------------------------------------------------------------------------------
Statutory Federal tax rate                  35.0%          35.0%          35.0%
State taxes, net of Federal benefit          0.5            2.9            5.3
Differences between statutory
  rate and foreign effective tax rate       (3.0)          (1.8)          (0.4)
Foreign loss without tax benefit               -            3.4              -
Research and development credits               -           (1.2)          (4.5)
Tax exemptions on Puerto Rico operation     (0.7)          (5.0)          (4.7)
Other                                       (0.3)          (1.3)          (0.4)
- -------------------------------------------------------------------------------
                                            31.5%          32.0%          30.3%
- -------------------------------------------------------------------------------

The Company does not provide for U.S. taxes on undistributed earnings of its foreign subsidiaries. At March 31, 1996, the undistributed foreign earnings of the foreign subsidiaries amounted to approximately $50,000,000. If these earnings were distributed to the parent company, foreign tax credits available under current law would substantially eliminate the resulting Federal tax liability.

     The Company's manufacturing subsidiary in Puerto Rico operates under a Puerto Rican tax incentive program which grants the Company certain percentage exemptions from Puerto Rican income, property and municipal taxes for a period of 20 years from the date of the commencement of operations. The U.S. tax benefit derived for the year-ended March 31, 1996, 1995 and 1994 was approximately $411,000, $3,886,000 and $2,687,000, respectively. Long-term reinvestment in Puerto Rico of the undistributed earnings of the Puerto Rico subsidiary enables the Company to take advantage of certain tax incentives. In addition, the Company has applied for an amendment to expand its exemption for certain additional operations.

 (14)     INTEREST AND OTHER INCOME, NET

Interest and other income, net for the years ended March 31, 1996, 1995 and 1994 consisted of:

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
(in thousands)                               1996           1995           1994
- -------------------------------------------------------------------------------
Interest income                           $ 6,444        $ 4,748        $ 3,042
Interest expense                             (141)           (51)           (52)
Merger-related fee                              -          8,600              -
Gain on sale of marketable securities       4,879              -              -
Gain (loss) on sale of property and
  equipment                                 2,044            (76)           (28)
Impairment of investment in affiliates     (4,700)             -              -
Equity in net loss of affiliates           (1,746)             -              -
Other income (expense), net                  (759)            29            820
- -------------------------------------------------------------------------------
                                         $  6,021        $13,250         $3,782
- -------------------------------------------------------------------------------

(15) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH, SHORT-TERM INVESTMENTS, RECEIVABLES, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES - the carrying amount approximates fair value because of the short maturity of these instruments.

MARKETABLE SECURITIES - fair value is based on quoted market prices.

(16) OPERATIONS BY GEOGRAPHIC AREAS

The Company operates in one industry segment. Information about the Company's operations in the United States and foreign areas for the fiscal years ended March 31, 1996, 1995 and 1994 is presented below:

                              North                    South Asia
(in thousands)              America         Europe        Pacific          Japan   Eliminations          Total
                           -----------------------------------------------------------------------------------
FISCAL 1996:
Net revenues from
  unaffiliated customers   $306,229       $157,999        $21,794        $45,865      $       -       $531,887
Intersegment sales           49,975          9,801             54            100        (59,930)             -
                           -----------------------------------------------------------------------------------
    Total net revenues     $356,204       $167,800        $21,848        $45,965      $ (59,930)      $531,887
                           -----------------------------------------------------------------------------------
                           -----------------------------------------------------------------------------------

Operating income           $ 14,409       $ 33,126        $ 5,114        $   882      $       -       $ 53,531
Identifiable assets        $309,308       $ 88,446        $ 8,469        $17,996      $       -       $424,219

FISCAL 1995:
Net revenues from
  unaffiliated customers   $335,303       $112,907        $13,139        $31,997      $       -       $493,346
Intersegment sales           55,444          3,850            101             34        (59,429)             -
                           -----------------------------------------------------------------------------------
    Total net revenues     $390,747       $116,757        $13,240        $32,031      $ (59,429)      $493,346
                           -----------------------------------------------------------------------------------
                           -----------------------------------------------------------------------------------

Operating income (loss)    $ 44,276       $ 25,997        $ 2,123       $ (7,568)     $       -       $ 64,828
Identifiable assets        $272,577       $ 50,910        $ 6,268       $ 11,484      $       -       $341,239

FISCAL 1994:
Net revenues from
  unaffiliated customers   $311,986        $71,105        $ 6,879       $ 28,319      $       -       $418,289
Intersegment sales           35,508          2,855             51              -        (38,414)             -
                           -----------------------------------------------------------------------------------
    Total net revenues     $347,494        $73,960        $ 6,930       $ 28,319      $ (38,414)      $418,289
                           -----------------------------------------------------------------------------------
                           -----------------------------------------------------------------------------------

Operating income (loss)    $ 47,883        $11,792        $   994       $   (170)     $       -       $ 60,499
Identifiable assets        $195,849        $47,801        $ 6,498       $ 23,503      $       -       $273,651

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

                                       PART III


ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors who are nominated for re-election required by Item 10 is incorporated herein by reference to the information in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Proposal No. 1 - Election of Directors." The information regarding executive officers required by Item 10 is included in Item 4A hereof.

ITEM 11:     EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the information in the Proxy Statement under the caption "Director and Executive Officer Compensation" specifically excluding the "Compensation Committee Report on Executive Compensation," and "Stock Option Plan."

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

                                       PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

       1.  INDEX TO FINANCIAL STATEMENTS.                  Page(s) in Form 10-K

       Independent Auditors' Report                                  31
       Consolidated Balance Sheets as of March 31, 1996
           and 1995                                                  32
       Consolidated Statements of Income for the Years
           Ended March 31, 1996, 1995 and 1994                       33
       Consolidated Statements of Stockholders' Equity
           for the Years Ended March 31, 1996, 1995 and
           1994                                                      34
       Consolidated Statements of Cash Flows for the
           Years Ended March 31, 1996, 1995 and 1994                 35
       Notes to Consolidated Financial Statements for the
           Years Ended March 31, 1996, 1995 and 1994                 36

       2.  FINANCIAL STATEMENT SCHEDULE.

       The following financial statement schedule of Electronic Arts for the years ended March 31, 1996, 1995 and 1994 are filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Electronic Arts.

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

       3. EXHIBITS.

       The following exhibits are filed as part of, or incorporated by reference into, this report:

       Number                          Exhibit Title
       ------                          -------------

       3.01 Registrant's Certificate of Incorporation, as amended to December 1, 1992. (1)
       3.02 Registrant's Certificate of Amendment of Certificate of Incorporation. (2)
       3.03   Registrant's By-Laws, as amended to date. (3)
       4.01   Specimen Certificate of Registrant's Common Stock. (4)
       10.01 Registrant's 1982 Stock Option Plan, as amended to date, and related documents. (5)(6)
       10.02  Registrant's Directors Stock Option Plan and related documents.
              (6)(7)
       10.03  Description of Registrant's FY 1997 Executive Bonus Plan. (6)
       10.04 Directors and Officers and Company Reimbursement Indemnity Policy by and between Registrant and certain underwriters at Lloyd's, London and Continental Insurance Company, dated June 20, 1992.
              (8)
       10.05 Lease by and between Registrant, Electronic Arts Limited and Allied Dunbar Assurance PLC, dated June 24, 1987, for the Registrant's U.K. facilities. (9)

       Number                          Exhibit Title
        ------                          -------------

       10.06 Lease by and between Registrant and H.G.C. Associates, dated June 24, 1992, for the Registrant's warehouse and production facilities. (10)
       10.07 Lease Agreement by and between Registrant and 1450 Fashion Island Boulevard Associates, L.P., dated March 22, 1991. (11)
       10.08 Registrants' 1991 Stock Option Plan and related documents as amended. (6)(12)
       10.09  Form of Indemnity Agreement with Directors. (13)
       10.10 Registrants' Employee Stock Purchase Plan and related documents as amended. (6)(14)
       10.11 Lease Agreement by and between Registrant and The Canada Life Assurance Company, dated December 20, 1991, for the Registrant's Canadian facilities. (15)
       10.13 Amendment to Lease Agreement by and between Registrant and 1450 Fashion Island Boulevard Associates, L.P., dated March 22, 1991.
              (17)
       10.14 Agreement between Registrant and Sega Enterprises, Ltd., dated July 14, 1992. (18) (19)
       10.15 Lease Agreement by and between Registrant and Century Centre II Associates, dated July 27, 1992. (19)
       10.16 Amendment to Lease Agreement by and between Registrant and 1450 Fashion Island Boulevard Associates, L.P., dated October 1, 1992.
              (19)
       10.17 Amendment to Lease Agreement by and between Registrant and Century Centre II Associates, dated February 2, 1993. (19)
       10.18 Amendment to Lease Agreement by and between Registrant and Century Centre II Associates, dated February 22, 1993. (19)
       10.19 Directors and Officers and Company Reimbursement Indemnity Policy by and between Registrant and certain underwriters at Lloyd's, London and Continental Insurance Company, dated June 20, 1993.
              (19)
       10.20 Lease by and between Registrant and 1450 Fashion Island Boulevard Associates, L.P., dated August 27, 1992 for additional space at corporate headquarters. (10)
       10.21 Lease by and between Registrant and Sowa Urban Development Co., Ltd. (Sowa Toshi Kaihatsu K.K.), dated October 1, 1992 for the Registrant's Japan facilities. (10)
       10.22 Lease by and between Registrant, Electronic Arts Limited and Heron Slough Limited, dated June 12, 1992, for the Registrant's U.K. facilities. (20)
       10.23 Lease by and between Registrant and the Travelers Insurance Company, dated April 14, 1993, for the Registrant's production facilities. (21)
       10.24 Amendment to Lease Agreement by and between Registrant and 1450 Fashion Island Boulevard Associates, L.P., dated June 1, 1993.
              (22)
       10.25 Amendment to Lease Agreement by and between Registrant and the Travelers Insurance Company, dated November 30, 1993. (23)
       10.26 Amendment to Lease Agreement by and between Registrant and the Travelers Insurance Company, dated November 30, 1993. (23)
       10.27 Lease Agreement by and between Registrant and Arthur J. Rogers & Co., dated January 14, 1994. (24)
       10.28 Lease Agreement by and between Registrant and the Prudential Insurance Company of America, dated January 10, 1994. (24)
       10.29 Agreement for Lease between Flatirons Funding, LP and Electronic Arts Redwood, Inc. dated February 14, 1995. (25)
       10.30 Guarantee from Electronic Arts Inc. to Flatirons Funding, LP dated February 14, 1995. (25)

       Number                          Exhibit Title
        ------                          -------------

       10.31 Lease Agreement by and between Registrant and Dixie Warehouse & Cartage Co., dated April 10, 1995. (25)
       10.32 Commercial Earnest Money Contract between Novell, Inc. and ORIGIN Systems, Inc. dated April 13, 1995. (26)
       10.33 First Amendment to Commercial Earnest Money Contract between Novell, Inc. and ORIGIN Systems, Inc. dated June 1, 1995. (27)
       10.34 Amendment No. 1 to Agreement between Registrant and Sega Enterprises, Inc. effective December 31, 1995.
       11.01  Computation of Per Share Earnings.
       21.01  Subsidiaries of the Registrant.
       23.01  Report on Financial Statement Schedule and Consent of
              Independent Auditors.
       ---------

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

       (16)   Not Used.

       (17)   Incorporated by reference to Exhibit 10.18 to the 1992 Form 10-K.

       (18) Confidential treatment has been granted with respect to certain portions of this document.

       (19) Incorporated by reference to similarly numbered exhibits to Registrants Annual Report on Form 10-K for the year ended March 31, 1993.

       (20) Incorporated by reference to Exhibit 19.01 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

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

       (25) Incorporated by reference to similarly numbered exhibits to Registrant's Annual Report on Form 10-K for the year ended March 31, 1995 (the "1995 Form 10-K").

       (26) Incorporated by reference to Exhibit 10.01 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

       (27) Incorporated by references to Exhibit 10.02 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(b)    REPORTS ON FORM 8-K:

       No reports on Form 8-K were filed during the quarter ended March 31, 1996.

(c)    EXHIBITS:

       The Registrant hereby files as part of this Form 10-K the exhibits listed in Item 14(a)3, as set forth above.

(d)    FINANCIAL STATEMENT SCHEDULE:

       The Registrant hereby files as part of this Form 10-K the financial statement schedule listed in Item 14(a)2, as set forth on page 53.

                                      SIGNATURES

       Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ELECTRONIC ARTS

                                       By:  /s/ Lawrence F. Probst III
                                            ---------------------------------
                                           (Lawrence F. Probst III,
                                           Chairman of the Board and Chief
                                           Executive Officer)


                                       Date:
                                       June 27, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 27th of June 1996.

      Name                                           Title
      ----                                           -----

      /s/ Lawrence F. Probst III                Chairman of the Board
- ---------------------------------            and Chief Executive Officer
      (Lawrence F. Probst III)

      /s/ E. Stanton McKee, Jr.          Senior Vice President and Chief
- ---------------------------------      Financial and Administrative Officer
      (E. Stanton McKee, Jr.)

      /s/ David L. Carbone                  Vice President Finance
- ---------------------------------
      (David L. Carbone)


Directors:

      /s/ M. Richard Asher                        Director
- -----------------------------------
      (M. Richard Asher)

      /s/ William J. Byron                        Director
- -----------------------------------
      (William J. Byron)

      /s/ Daniel H. Case III                      Director
- -----------------------------------
      (Daniel H. Case III)

      /s/ Gary M. Kusin                           Director
- -----------------------------------
      (Gary M. Kusin)

      /s/ Timothy J. Mott                         Director
- -----------------------------------
      (Timothy J. Mott)

                        ELECTRONIC ARTS INC. AND SUBSIDIARIES

                                     SCHEDULE II

                          VALUATION AND QUALIFYING ACCOUNTS

                      YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                                    (IN THOUSANDS)


                                Balance at    Charged to     Charged to                   Balance
                                 Beginning     Costs and          Other                     at End
Description                      of Period      Expenses    Accounts(1)    Deductions    of Period
- -----------                       ---------      --------    -----------    ----------    ---------

Year Ended March 31, 1996
  Allowance for doubtful
  accounts and returns             $33,567       $45,346        $  (461)      $50,883      $27,569
                                    -------       -------        --------      -------      -------
                                    -------       -------        --------      -------      -------


Year Ended March 31, 1995
  Allowance for doubtful
  accounts and returns             $29,113       $56,371        $ 2,540       $54,457      $33,567
                                    -------       -------        -------       -------      -------
                                    -------       -------        -------       -------      -------


Year Ended March 31, 1994
  Allowance for doubtful
  accounts and returns             $18,653       $31,539        $   314       $21,393      $29,113
                                    -------       -------        -------       -------      -------
                                    -------       -------        -------       -------      -------




(1) Primarily the translation effect of using the average exchange rate for expense items and the year-ended exchange rate for the balance sheet item (allowance account).

                                 ELECTRONIC ARTS INC.
                             1996 FORM 10-K ANNUAL REPORT

                                    EXHIBIT INDEX


EXHIBIT
NUMBER                            EXHIBIT TITLE                            PAGE
- ------                             -------------                            ----

10.03   Description of Registrant's FY 1997 Executive Bonus Plan.           55

10.34   Amendment No. 1 to Agreement between Registrant and Sega
        Enterprises, Inc. effective December 31, 1995.                      56

11.01   Computation of Per Share Earnings.                                  58

21.01   Subsidiaries of the Registrant.                                     59

23.01   Report on Financial Statement Schedule and Consent of
        Independent Auditors.                                               60


- ----------