Form 10-Q
period 1996-06-30
ELECTRONIC ARTS INC
filed 1996-08-14
CIK 712515

3




                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

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

                  YES   X                           NO
                      -----                           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
         Class of Common Stock                        July 27, 1996
         ---------------------                        -------------
         $0.01 par value per share                      53,136,162

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES


                                      INDEX


Part I - Financial Information                                             Page
                                                                           ----

Item 1.     Consolidated Financial Statements

                  Consolidated Balance Sheets at
                     June 30, 1996 and March 31, 1996                       3

                  Consolidated Statements of Income for
                     the Three Months Ended June 30, 1996 and 1995          4

                  Consolidated Statements of Cash Flows for
                     the Three Months Ended June 30, 1996 and 1995          5

                  Notes to Consolidated Financial Statements                6

Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9

Part II - Other Information

Item 1.     Legal Proceedings                                              24

Item 4.     Submission of Matters to a Vote of Security Holders            24

Item 6.     Exhibits and Reports on Form 8-K                               24

Signatures                                                                 25


PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS
                                                                               June 30,    March 31,
                                                                                 1996        1996
                                                                              ---------    ---------
                                                                             (unaudited)
Current assets:
     Cash and short-term investments                                          $ 149,798    $ 147,983
     Marketable securities                                                       41,915       37,869
     Receivables, less allowances of $23,729 and $27,569, respectively           52,281       73,075
     Inventories                                                                 13,628       14,704
     Prepaid royalties                                                           16,446       14,519
     Other current assets                                                        11,105       12,188
                                                                              ---------    ---------
       Total current assets                                                     285,173      300,338

Property and equipment, net                                                      72,424       70,062
Prepaid royalties                                                                 9,279       11,030
Long-term investments                                                            24,200       24,200
Investments in affiliates                                                        16,327       15,952
Other assets                                                                      2,566        2,637
                                                                              ---------    ---------
                                                                              $ 409,969    $ 424,219
                                                                              =========    =========

             LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $  26,020    $  37,019
     Accrued liabilities                                                         51,276       63,606
                                                                              ---------    ---------
       Total current liabilities                                                 77,296      100,625

Minority interest in consolidated joint venture                                   1,094        1,277

Stockholders' equity:
     Preferred stock, $0.01 par value.  Authorized 1,000,000 shares                --           --
     Common stock, $0.01 par value.  Authorized 70,000,000 shares;
       issued and outstanding 53,114,396 and 52,741,572, respectively               531          527
Paid-in capital                                                                 114,502      108,078
Retained earnings                                                               199,558      199,523
Unrealized appreciation of investments                                           18,961       16,266
Translation adjustment                                                           (1,973)      (2,077)
                                                                              ---------    ---------
       Total stockholders' equity                                               331,579      322,317
                                                                              ---------    ---------
                                                                              $ 409,969    $ 424,219
                                                                              =========    =========


          See accompanying notes to consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)



                                                          Three Months Ended
                                                               June 30,
                                                           1996          1995
                                                         --------      --------


Net revenues                                               80,627      $ 80,523
Cost of goods sold                                         39,467        42,801
                                                         --------      --------
     Gross profit                                          41,160        37,722
                                                         --------      --------

Operating expenses:
   Marketing and sales                                     13,965        11,690
   General and administrative                               8,166         6,181
   Research and development                                25,329        19,883
                                                         --------      --------
       Total operating expenses                            47,460        37,754
                                                         --------      --------
     Operating loss                                        (6,300)          (32)
Interest and other income, net                              6,116         1,143
                                                         --------      --------
     Income (loss) before provision for income
       taxes and minority interest                           (184)        1,111
Provision (benefit) for income taxes                          (59)          356
                                                         --------      --------
     Income (loss) before minority interest                  (125)          755
Minority interest in consolidated
  joint venture                                               160            45
                                                         --------      --------
      Net income                                         $     35      $    800
                                                         ========      ========

Net income per share:                                    $   0.00      $   0.02
                                                         ========      ========

Number of shares used in computation                       54,930        53,287
                                                         ========      ========



          See accompanying notes to consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                               Three Months
                                                              Ended June 30,
                                                          ---------------------
                                                             1996       1995
                                                          ---------   ---------
Operating activities:
   Net income                                             $      35   $     800

     Adjustments to reconcile net income to net
       cash used in operating activities:
         Minority interest in consolidated joint venture       (160)        (45)
         Depreciation and amortization                        4,480       3,253
         (Gain) loss on sale of fixed assets                    (56)         64
         Gain on sale of marketable securities               (4,702)       --
         Change in assets and liabilities:
              Receivables                                    20,794      (4,138)
              Inventories                                     1,076         374
              Prepaid royalties                                (176)     (4,824)
              Other assets                                    1,046      (4,746)
              Accounts payable                              (10,999)      1,991
              Accrued liabilities                           (13,796)    (23,297)
              Deferred income taxes                              24        (539)
                                                          ---------   ---------
               Net cash used in operating activities         (2,434)    (31,107)
                                                          ---------   ---------

Investing activities:
   Proceeds from sales of furniture and equipment               145          83
   Proceeds from sales of marketable securities               4,989        --
   Capital expenditures                                      (7,019)    (30,647)
   Investment in affiliates                                    (375)     (7,228)
   Change in short-term investments, net                    (10,420)      7,800
   Adjustment for effects of poolings in prior period          --           (88)
                                                          ---------   ---------
               Net cash used in investing activities       (12,680)    (30,080)
                                                          ---------   ---------

Financing activities:
   Proceeds from issuance of common stock                     5,283       3,508
   Tax benefit from exercise of stock options                 1,145       1,276
                                                          ---------   ---------
               Net cash provided by financing activities      6,428       4,784
                                                          ---------   ---------

Translation adjustment                                          104         363
Minority interest on translation adjustment                     (23)         60
                                                          ---------   ---------
Decrease in cash and cash equivalents                        (8,605)    (55,980)
Beginning cash and cash equivalents                         105,628     143,421
                                                          ---------   ---------
Ending cash and cash equivalents                             97,023      87,441
Short-term investments                                       52,775      22,900
                                                          ---------   ---------
Ending cash and short-term investments                    $ 149,798   $ 110,341
                                                          =========   =========

Supplemental cash flow information:
   Cash paid during the year for income taxes             $     605   $   8,130
                                                          =========   =========

Non-cash investing activities:
   Unrealized gain (loss) on investments                  $   4,137   $    (826)
                                                          =========   =========

          See accompanying notes to consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 as filed with the Securities and Exchange Commission on July 1, 1996.

Note 2. Cash and Investments

Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. Short-term investments include securities with maturities greater than three months and less than one year, except for certain investments with stated maturities greater than one year.

The Company accounts for investments under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("SFAS 115"). SFAS 115 requires that investments in equity and debt securities be classified and accounted for in one of three categories. The Company has classified short-term investments as "available-for-sale" and has stated applicable investments at fair value which approximates cost. The cost of securities sold is based upon the specific identification method.

Cash and short-term investments at June 30, 1996 and March 31, 1996 consisted of (in thousands):

                                           June 30, 1996         March 31, 1996
                                           -------------         --------------
Cash and cash equivalents                     $ 97,023              $105,628
Short-term investments                          52,775                42,355
                                              --------              --------
                                              $149,798              $147,983
                                              ========              ========

Note 3. Marketable Securities

Marketable securities consist of equity securities. The Company has accounted for investments in equity securities as "available-for-sale" and has stated applicable investments at fair value with net unrealized gains (losses) reported as a separate component of stockholders' equity.

At June 30, 1996, marketable securities included the Company's approximate 10.5% ownership interest (2,813,668 shares) in The 3DO Company ("3DO"). For the quarter ended June 30, 1996, the Company sold 422,000 shares of 3DO stock and realized a gain before taxes of $4,702,000. See THE 3DO COMPANY, below.

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

Note 5. Inventories

Inventories are stated at the lower of average cost or market. Inventories at June 30, 1996 and March 31, 1996 consisted of (in thousands):

                                                 June 30, 1996   March 31, 1996
                                                 -------------   --------------
Raw materials and work in process                  $ 4,029          $ 2,160
Finished goods                                       9,599           12,544
                                                   -------          -------
                                                   $13,628          $14,704
                                                   =======          =======

Note 6.  Accrued Liabilities

Accrued liabilities at June 30, 1996 and March 31, 1996 consisted of (in thousands):

                                                June 30, 1996    March 31, 1996
                                                -------------    --------------
Accrued expenses                                   $13,701          $18,203
Accrued royalties                                    9,578           16,889
Accrued compensation and benefits                    9,825           11,480
Accrued income taxes                                 9,851           10,477
Deferred income taxes                                7,344            5,878
Deferred revenue                                       977              679
                                                   -------          -------
                                                   $51,276          $63,606
                                                   =======          =======

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



Note  7: Operations by Geographic Areas

The Company operates in one industry segment. Information about the Company's operations in North America, Europe, South Asia Pacific and Japan for the three months ended June 30, 1996 and 1995 is presented below (in thousands).

                                          North                     South Asia
                                         America         Europe       Pacific        Japan       Eliminations       Total
                                         -------         ------       -------        -----       ------------       -----
Three months ended June 30, 1996
Net revenues from
  unaffiliated customers                 $  38,154      $  30,322     $   4,862     $   7,289      $      --      $  80,627

Intersegment net revenues                    7,046            739            --            11         (7,796)            --
                                         ---------      ---------     ---------     ---------      ---------      ---------
     Total net revenues                  $  45,200      $  31,061     $   4,862     $   7,300      $  (7,796)     $  80,627
                                         =========      =========     =========     =========      =========      =========

Operating income (loss)                  $  (9,133)     $   2,369     $     924     $    (460)     $      --      $  (6,300)

Identifiable assets                      $ 300,349      $  89,401     $   8,940     $  11,279      $      --      $ 409,969

Three months ended June 30, 1995
Net revenues from
  unaffiliated customers                 $  47,203      $  22,312     $   3,287     $   7,721      $      --      $  80,523
Intersegment net revenues                    6,921          1,398            --            --         (8,319)            --
                                         ---------      ---------     ---------     ---------      ---------      ---------
     Total net revenues                  $  54,124      $  23,710     $   3,287     $   7,721      $  (8,319)     $  80,523
                                         =========      =========     =========     =========      =========      =========

Operating income (loss)                  $  (5,307)     $   4,929     $     610     $    (264)     $      --      $     (32)

Identifiable assets                      $ 263,125      $  45,037     $   5,872     $  10,947      $      --      $ 324,981


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties discussed in "Factors Affecting Future Performance" below at pages 18 to 23, as well as in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 as filed with the Securities and Exchange Commission on July 1, 1996. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to such risks and uncertainties.

Net Revenues                              June 30,       June 30,
                                           1996           1995        % change
Consolidated Net Revenues               --------------------------------------
     Three Months Ended                  $80,627,000    $80,523,000      0.1%

International Net Revenues
     Three Months Ended                  $42,473,000    $33,320,000     27.5%
       as a percentage of net revenues          52.7%          41.4%

North America Net Revenues
     Three Months Ended                  $38,154,000    $47,203,000    (19.2%)
       as a percentage of net revenues          47.3%          58.6%

The Company derives revenues from shipments of EA Studio Compact Disk ("CD") personal computer products ("PC CD") and floppy-disk personal computer products (primarily entertainment software), EA Studio CD products for dedicated entertainment systems ("CD-Videogame"), EA Studio cartridge products, licensing of EA Studio products, distribution of EA Studio products through hardware companies ("OEMs") and shipments of Affiliated Label ("AL") CD and Floppy-Disk products that are created by third parties.

Overall, North American net revenues decreased 19.2% for the three months ended June 30, 1996 compared to the same period last year primarily due to decreased Affiliated Label sales resulting from the initial distribution of PC products to key accounts on behalf of third party publishers which occurred in the prior year. The mix of North American sales reflected the transition from the mature 16-bit cartridge market to the 32-bit personal computer CD ROM and dedicated entertainment systems, including the Sony PlayStation and Sega Saturn. Total North American PC CD and CD-Videogame revenue increased $12,863,000 or 99.5% to $25,786,000 for the three months ended June 30, 1996 in comparison to the same period in the prior year, while 16-bit net revenues decreased $12,394,000 or 72.0% to $4,814,000.

International net revenues increased 27.5% for the three months ended June 30, 1996 compared to the same period last year. The increase was primarily due to a 35.9% increase in European net revenues consisting of higher sales of Sony PlayStation, PC CD and AL products offset by a decrease in Sega 16-bit cartridge products. Total net revenues in Europe were $30,322,000 for the three months ended June 30, 1996 compared to $22,312,000 in the same period last year. European AL sales increased to $6,698,000 or 83% for the quarter ending June 30, 1996 due to the expansion of the distribution business in Germany and Spain.

The increase in European net revenues was offset by a decrease in net revenue of $432,000 or 5.6% in Japan. Net revenues in Japan for the first fiscal quarter 1997 were $7,289,000 compared to $7,721,000 for the corresponding period in the prior year. Revenues in the current fiscal quarter were comprised primarily of sales from Sony PlayStation products compared to sales of 3DO and SNES products in the prior year.

Sales in the South Asia Pacific region increased by 47.9% to $4,862,000 compared to $3,287,000 in the prior year due to increased sales of Sony PlayStation and PC CD titles and new sales offices in New Zealand and Singapore opened during fiscal 1996. Though international revenues are expected to grow in fiscal 1997, they may not grow at as high a rate as in prior years.

EA Studio Net Revenues:

32-bit Videogame Product Net Revenues
                                         June 30,         June 30,
                                           1996             1995        % change
                                        ----------------------------------------
     Three Months Ended                 $27,173,000      $5,874,000      362.6%
      as a percentage of net revenues          33.7%            7.3%


The Company released seven 32-bit CD-Videogame products during the first quarter of fiscal 1997 comprised of four for the Sony PlayStation, including Triple Play 97 and Fade to Black and three for the Sega Saturn, including The Need for Speed and Road Rash. All 32-bit CD-Videogame revenues for the quarter ended June 30, 1996 were from sales of Sony PlayStation and Sega Saturn products compared to 100% of revenues for the quarter ended June 30, 1995 being derived from sales of products for the 3DO Interactive Multiplayer. The Company has no planned releases of 3DO games in fiscal 1997. The increase in sales is attributable to the increased number of titles released and the greater installed base of 32-bit consoles.

Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America in July 1994 (the "Sony Agreement"), the Company is authorized to develop and distribute CD based software products compatible with the Sony PlayStation (the "PlayStation"). Pursuant to the Sony Agreement, the Company engages Sony to supply PlayStation CDs for distribution by the Company. Accordingly, the Company has limited ability to control its supply of PlayStation CD products or the timing of their delivery. See HARDWARE COMPANIES, below.

Under the terms of a licensing agreement entered into with Sega Enterprises, Ltd. in January 1995 (the "Sega Saturn Agreement"), the Company is authorized to develop and distribute CD based software products compatible with the Sega Saturn. Pursuant to the Sega Saturn Agreement, the Company engages various third party manufacturers approved by Sega to supply its Saturn CDs for distribution. Accordingly, the Company has limited ability to control its supply of Saturn CD products or the timing of their delivery. See HARDWARE COMPANIES, below.

Personal Computer-based CD Product Net Revenues
                                           June 30,       June 30,
                                             1996           1995       % change
                                          --------------------------------------
     Three Months Ended                   $27,064,000    $21,082,000     28.4%
       as a percentage of net revenues           33.6%          26.1%


The Company released five new PC CD titles in the first quarter of the current fiscal year, four for the IBM personal computer and compatibles including AH-64D Longbow and Space Hulk: Vengeance of the Blood Angels, and Wing Commander IV for the Macintosh, compared to three for the same period last year. As mentioned above and elsewhere in this report, the increase in both absolute dollars and as a percentage of total net revenues reflects the market transition from 16-bit cartridge systems to CD platforms, including both personal computers and CD-Videogames, and the Company's strategy to focus its development efforts on CD based products. Though PC CD revenues are expected to grow in fiscal 1997, they may not grow at as high a rate as in prior years.

16-bit Videogame Product Net Revenues       June 30,       June 30,
                                             1996            1995       % change
                                          --------------------------------------
     Three Months Ended                   $8,154,000     $26,716,000    (69.5%)
       as a percent of net revenues             10.2%           33.2%


The Company released one new 16-bit videogame, Triple Play Gold for the Sega Genesis, during the first quarter of fiscal 1997. Sega Genesis ("Genesis") cartridge sales were $6,974,000 for the three months ended June 30, 1996 compared to $20,224,000 for the same period in the prior year. Super Nintendo Entertainment System ("SNES") sales were $1,180,000 for the three months ended June 30, 1996 compared to $6,492,000 for the same period last year.

The Company's net revenues derived from 16-bit videogames declined 69.5% during the first quarter of fiscal 1997 compared to the same period in the prior year. Since the 16-bit videogame market has matured, sales of the related software have significantly declined and are expected to significantly decline further in fiscal 1997. Additionally, as the 16-bit cartridge market has become more "hits-driven", the Company will continue to ship fewer cartridge products in fiscal 1997 than in fiscal 1996 and expects to release a higher percentage of these products in the December quarter.

Under the terms of a licensing agreement entered into with Sega Enterprises, Ltd., ("Sega") in July 1992, as amended ("the 16-bit Sega Agreement"), the Company is authorized to develop ROM-cartridge software products compatible with the Genesis system through December 1997 and to distribute those cartridges through June 1998. Genesis cartridges are manufactured by the Company in Puerto Rico and by a third party manufacturer under terms of the 16-bit Sega Agreement. A shortage of components, or other factors outside the control of the Company could impair the Company's ability to manufacture, or have manufactured an adequate supply of its products.

Under the terms of its licensing agreement with Nintendo, the Company engages Nintendo to manufacture its SNES cartridges for distribution. The Company has little ability to control its supply of cartridges or the timing of their delivery. A shortage of microchips, or other factors outside the control of the Company could impair the Company's ability to obtain an adequate supply of cartridges. In connection with the Company's purchases of Nintendo cartridges to be distributed in North America, Nintendo requires that the Company provide it irrevocable letters of credit prior to Nintendo's acceptance of purchase orders from the Company. For purchases of Nintendo cartridges for distribution in Japan and Europe, Nintendo requires the Company to make cash deposits. Furthermore, Nintendo maintains a policy of not accepting returns. Because of these and other factors, the carrying of an inventory of cartridges entails significant investment and risk. See HARDWARE COMPANIES, below.


License/OEM Net Revenues
                                            June 30,      June 30,
                                              1996          1995        % change
                                          --------------------------------------
     Three Months Ended                   $4,980,000     $6,092,000     (18.3%)
       as a percentage of net revenues           6.2%           7.6%


The decrease in license/OEM net revenues for the three months ended June 30, 1996 compared to the same period last year was primarily a result of a decrease in the distribution of its products through OEM's in the United States.

Affiliated Label Net Revenues
                                           June 30,      June 30,
                                             1996          1995       % change
                                          -------------------------------------
     Three Months Ended                  $13,107,000    $17,780,000    (26.3%)
       as a percentage of net revenues          16.2%          22.1%

The decrease in Affiliated Label net revenues for the three months ended June 30, 1996 compared to the prior year period reflects the initial distribution of PC products to key accounts on behalf of other third party publishers which occurred in the first quarter of the prior year in North America partially offset by the expansion of the distribution business in Europe.

Other Revenues
                                             June 30,    June 30,
                                              1996         1995        % change
                                          -------------------------------------
    Three Months Ended                     $149,000      $2,979,000     (95.0%)
      as a percentage of net revenues           0.1%            3.7%


Other revenues for the three months ended June 30, 1996 consisted primarily of sales of floppy-disk based PC titles. For the quarter ended June 30,1995, other revenues included sales of products for Gameboy, the Sega 32X platform and floppy-disk PC titles. The Company released one title for the Sega 32X during the first quarter of fiscal 1996. The Company does not plan to release any new titles for hand-held equipment, the Sega CD or on floppy-disks in fiscal 1997 and accordingly, revenues for these platforms are not expected to be significant.

Cost of Goods Sold
                                           June 30,       June 30,
                                             1996           1995       % change
                                          -------------------------------------
     Three Months Ended                   $39,467,000    $42,801,000     (7.8%)
       as a percentage of net revenues           49.0%          53.1%


The decrease in costs of goods sold as a percentage of net revenues, for the three months ended June 30, 1996 compared to the same period last year was primarily due to the increase in sales of higher margin PC CD and CD Videogame titles compared to lower margin 16-bit cartridge products. The higher margins were partially offset by higher production costs for multimedia releases, higher professional, celebrity and manufacturing royalties as well as lower margins on Affiliated Label products.

Marketing and Sales
                                            June 30,      June 30,
                                              1996          1995       % change
                                          -------------------------------------
     Three Months Ended                   $13,965,000    $11,690,000     19.5%
       as a percentage of net revenues           17.3%          14.5%


The increase in marketing and sales expenses was primarily attributable to expansion of the Company's worldwide distribution business and increased headcount worldwide. The increase reflects new sales and distribution offices in the International market, including New Zealand, Singapore, Sweden and South Africa.

General and Administrative
                                            June 30,      June 30,
                                             1996           1995       % change
                                          -------------------------------------
     Three Months Ended                   $8,166,000     $6,181,000      32.1%
       as a percentage of net revenues          10.1%           7.7%


The increase in general and administrative expenses resulted primarily from an increase in payroll and occupancy costs due to the opening of additional international offices.

Research and Development
                                           June 30,      June 30,
                                             1996          1995        % change
                                          -------------------------------------
     Three Months Ended                   $25,329,000     $19,883,000    27.4%
       as a percentage of net revenues           31.4%           24.7%


The increase in research and development expenses was primarily due to additional headcount relating to increased in-house development capacity, in anticipation of a higher number of product releases in fiscal 1997 in comparison to the prior year, and higher average development costs for CD-based products than for cartridge products. Additionally, for the three months ended June 30, 1996, reserves against artists advances and depreciation of computer equipment increased compared to the prior year.

Operating Loss
                                              June 30,     June 30,
                                                1996          1995     % change
                                          -------------------------------------
     Three Months Ended                    $(6,300,000)    $(32,000)      N/M
       as a percentage of net revenues            (7.8%)       (0.0%)


Operating loss increased for the three months ended June 30, 1996 compared to the same period last year due to an increase in operating expenses partially offset by an increase in gross profit margins, as noted above.

Interest and Other Income, Net

                                           June 30       June 30,
                                             1996          1995       % change
                                          -------------------------------------
     Three Months Ended                    $6,116,000      $1,143,000    435.1%
       as a percentage of net revenues            7.6%            1.4%


Interest and other income, net, increased for the three months ended June 30, 1996 compared to the same period last year primarily due to the gain on sale of marketable securities of $4,702,000 and increased interest income as compared to the same quarter in the prior year.

Income Taxes

                                           June 30,    June 30,
                                             1996        1995         % change
                                          -------------------------------------
     Three Months Ended                   $(59,000)    $356,000         N/M
       effective tax rate                      32.1%       32.0%


The Company's effective tax rate for the three months ended June 30, 1996 was comparable to the same period last year.

Minority Interest in Consolidated Joint Venture

                                           June 30,   June 30,
                                             1996       1995         % change
                                          -------------------------------------
     Three Months Ended                   $160,000     $45,000         255.6%
       as a percentage of net revenue          0.2%        0.1%


EAV is sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI"), (formerly Victor Musical Industries, Inc.) a wholly owned subsidiary of Victor Company of Japan, Limited. The minority interest represents VEI's 35% interest in EAV. Minority interest for the three months ended June 30, 1996 reflects higher reported losses for EAV compared to the same period in the prior year.

Net Income
                                          June 30,     June 30,
                                            1996         1995         % change
                                          -------------------------------------
     Three Months Ended                   $35,000      $800,000        (95.6%)
       as a percentage of net revenue         0.0%          1.0%


The decrease in net income as compared to the prior year period was primarily related to slightly higher revenues, other income and gross profit margins offset by higher operating expenses.

Liquidity and Capital Resources

As of June 30, 1996, the Company's working capital was $207,877,000 compared to $199,713,000 at March 31, 1996. Cash and short term investments increased by approximately $1,815,000 during the quarter as the Company used $2,434,000 of cash in operations offset by proceeds from the sale of marketable securities and the exercise of stock options.

Reserves for bad debts and sales returns decreased from $27,569,000 at March 31, 1996 to $23,729,000 at June 30, 1996. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

Inventory levels at June 30, 1996 decreased slightly compared to March 31, 1996 due to seasonal decreases in inventory levels in Europe.

In connection with the Company's purchases of Sony products to be distributed in Japan, Sony of Japan requires cash deposits totaling one-third of purchase orders. At June 30, 1996, EAV had $60,000 of outstanding cash deposits to Sony. In lieu of letters of credit, EAV utilizes a line of credit to fund these deposits and purchases of Sony products. At June 30, 1996, EAV had no amounts outstanding on this line.

The Company's principal source of liquidity is $149,798,000 in cash and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements for the foreseeable future.

Factors Affecting Future Performance

The Industry and Competition. The interactive software business has historically been a volatile and highly dynamic industry affected by changing technology, limited hardware platform life cycles, hit products, competition, component supplies, seasonality, consumer spending and other economic trends. The business is also intensely competitive. A variety of companies offer products that compete directly with one or more of the Company's products. These direct competitors vary in size from very small companies to companies with financial, managerial and technical resources comparable to or greater than those of the Company. Typically, the Company's chief competitor on dedicated game platforms is the hardware manufacturer/ licensor itself, to which the Company must pay royalties, and in the case of Sony and Nintendo, manufacturing charges. For example, Sony has aggressively launched sports product lines that directly compete with the Company's sports products on the PlayStation. Additionally, new entrants in the interactive entertainment and multimedia industries, such as cable television, telephone and diversified media and entertainment companies, and a proliferation of new technologies, such as on-line networks and the Internet, are making market forecasting and prediction of financial results increasingly difficult for the Company. For example, as the Company increases its share of the PC CD market, the potential for competition with companies such as Microsoft increases.

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

Development. Product development schedules, particularly for new hardware platforms and high-end multimedia PC's are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process associated with development for new technologies. CD-ROM products frequently include more content and are more complex, time-consuming and costly to develop than cartridge products and, accordingly, cause additional development and scheduling risk. For example, in fiscal 1996, John Madden Football 96 and NHL Hockey 96 for the Sony PlayStation did not ship at all due to significant delays in development that made the delayed completion date untimely for these products. In addition, Dungeon Keeper was originally scheduled to ship in the first fiscal quarter of 1997 but it is now expected to ship in the December quarter due to development delays. Because of the increased cost of compact disk product development, write-offs of advance payments made to outside artists for discontinued or unsuccessful products have increased and may continue to increase.

Manufacturing. Development risks for CD-ROM products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. Manufacturing lead times during the year for CD based products have been as brief as one to three weeks; cartridge products more typically have had a six to twelve week lead time for manufacture.

Platform Changes. A large portion of the Company's revenues are derived from the sale of products designed to be played on proprietary videogame platforms such as the Sony PlayStation, Sega Saturn, Super Nintendo Entertainment System and Sega Genesis. The interdependent nature of the Company's business and that of its hardware licensors brings significant risks to the Company's business. The success of the Company's products is significantly affected by market acceptance of the new videogame hardware systems and the life span of older hardware platforms, and the Company's ability to accurately predict these factors with respect to each platform. In many cases, the Company will have expended a large amount of development and marketing resources on products designed for new videogame systems (such as the new 32-bit systems) that have not yet achieved large installed bases or continued product development for older hardware platforms that may have shorter life cycles than the Company expected. Conversely, if the Company does not choose to develop for a platform that achieves significant market acceptance, or discontinues development for a platform that has a longer life cycle than expected, the Company's revenue growth may be adversely affected.

         The Company believes that investment in products for the 32-bit market, including both PC CD and CD-Videogame platforms, is strategically important and the Company is therefore continuing its aggressive development activities for 32-bit platforms. Though Sony and Sega have announced price reductions of their 32-bit systems, the CD-Videogame market may grow at a slower than expected rate. In addition, the Company's revenues and earnings are dependent on its ability to meet its product release schedule and its failure to meet those schedules could result in revenues and earnings below anticipated levels for the remainder of fiscal 1997.

Hardware Companies. The Company's contracts with hardware licensors, which are also some of the Company's chief competitors, often grant significant control to the licensor over the manufacturing of the Company's products. This fact could, in certain circumstances, leave the Company unable to get its products manufactured and shipped to customers. In most events, control of the manufacturing process by hardware companies increases both the manufacturing lead times and the expense to the Company over the lead times and costs that the Company can achieve independently. In both fiscal 1996 and to date in fiscal 1997, for example, the Company experienced delays in the manufacturing of Sony PlayStation products which caused delays in shipping those products. The results of future periods may be affected by similar delays. Finally, the Company's contracts with its hardware licensors often require the Company to take significant risks in holding or prepaying for its inventory of products.

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

Film and Videotape. The Company produces film and videotape to include in certain products pursuant to agreements between certain of the Company's subsidiaries with Screen Actors Guild (SAG), American Federation of Television and Radio Actors (AFTRA) and British Actors Equity Association. However, the costs of video production are significantly higher than for software production, and for products which include a substantial amount of video such as certain interactive movies, the costs of producing the video component is significantly higher than the cost of developing the software component. For example, the film component of Wing Commander IV cost approximately $8.0 million. Accordingly, more units of such products must be sold to recoup the development and production costs. While Wing Commander IV has sold sufficient units to recoup the full costs of development, there can be no assurances that other products including significant film or videotape components will be commercially successful enough to recoup development costs. The Company expects to release one product with significant video content during fiscal 1997. In addition, the Company's agreements with SAG and AFTRA expire during the current calendar year, and there can be no assurances that the Company will be able to renegotiate favorable terms.

Employees. Competition for employees in the interactive software business is intense and increasing as competition in the industry increases. In the last fiscal year, recruiting of the Company's employees generally and its executive officers in particular has been severe. Large software and media companies frequently offer significantly larger cash compensation than does the Company, placing pressure on the Company's base salary and cash bonus compensation. Small start-up companies such as those proliferating in the on-line business offer significant potential equity gains which are difficult for more mature companies like the Company to match without significant shareholder dilution. In the last eighteen (18) months, three of the Company's executive officers have resigned to work with small start-up ventures, and virtually all of the executives are under intense recruiting pressure. There can be no assurances that the Company will be able to continue to attract and retain enough qualified employees in the future. None of the Company's employees is subject to a collective bargaining agreement, and the Company believes that its employee relations are excellent.

Fluctuations in Stock Price. Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. As a result of the factors discussed in this quarterly report and other factors that may arise in the future, the market price of the Company's common stock may be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer, software, entertainment, media or electronics industries or the securities markets in general. For example, during fiscal year 1996, the price per share of the Company's Common Stock ranged from $20.13 to $41.75 and in the first quarter of fiscal 1997 ranged from $25.25 to $34.50.

Rapid Technological Change. The interactive software industry has recently undergone another significant change due in part to the introduction or planned introduction of new hardware platforms, as well as remote and electronic delivery systems. The new generation of systems are based on 32-bit and 64-bit microprocessors that incorporate dedicated graphics chipsets. Many of these systems utilize CD-ROM drives. Sony and Sega each began distribution of their next generation hardware systems (named the "PlayStation" and "Saturn", respectively) in Japan during the quarter ended December 1994. Sega began limited shipment of the Saturn in North America in May 1995 and Sony began shipping the PlayStation in North America in September 1995. Nintendo shipped the Nintendo 64 ("N64") in Japan in June 1996 and announced plans to begin shipping the N64 in North America in the fall of 1996. In October 1995, 3DO Company announced an agreement to license its next generation system, the M2 to Matsushita Electric Industrial Co. Ltd. ("MEI").

         As compact discs have emerged as the preferred medium for interactive entertainment, education, and information software, the Company has continued its investment in the development of CD-ROM tools and technologies and has more than 50 titles in development for CD-ROM platforms, including the IBM PC and compatibles, the Sony PlayStation and the Sega Saturn. Most of these products will be convertible for use on multiple advanced hardware systems. As a result, the Company's new product releases in its 1997 fiscal year will be primarily for 32-bit platforms, and to a lesser degree 16-bit videogame systems. However, the transition from 16-bit cartridge-based game machines to the advanced systems described above may continue to adversely affect the near term financial results of the Company.

The 3DO Company. The Company currently owns approximately 10.5% of the common stock of 3DO. There can be no assurance that 3DO as a company will be successful. Because of the Company's equity stake in and historical association with 3DO, a material adverse effect on the business or prospects of 3DO or a substantial adverse change in the stock price of 3DO could have a material adverse effect on the Company's stock price.

Marketing and Distribution. As discussed above, the 16-bit videogame business has become increasingly "hits" driven, requiring significantly greater expenditures for advertising, particularly for television advertising. There can be no assurance that the Company will continue to produce hit products or that advertising expenditures will increase sales sufficiently to recoup the advertising expenditures.

         The Company has stock-balancing programs for its personal computer products (whether provided on floppy-disk or CD-ROM) that, under certain circumstances and up to a specified amount, allow for the exchange of personal computer products by resellers. The Company also typically provides for price protection for its personal computer and 16-bit and 32-bit videogame system products that, under certain conditions, allows the reseller a price reduction from the Company for unsold products. The Company maintains a policy of exchanging products or giving credits, but does not give cash refunds. The risk of price protection requirements is increasing as a result of the maturing and the increasingly hit-based nature of the 16-bit video cartridge market. Moreover, the risk of product returns may increase as new hardware platforms become more popular or market factors force the Company to make changes in its distribution system. The Company monitors and manages the volume of its sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. The Company believes that it provides adequate reserves for returns and price protection which are based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors, and that its current reserves will be sufficient to meet return and price protection requirements for the foreseeable future. However, there can be no assurance that actual returns or price protection will not exceed the Company's reserves. See REVENUE AND EXPENSES, above.

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

Seasonality. The Company's business is highly seasonal. The Company typically experiences its highest revenues and profits in the calendar year-end holiday season and a seasonal low in revenues and profits in the quarter ending in June. The Company expects these seasonal trends to be magnified through the second quarter of fiscal 1997 by general economic and industry factors, including the continued transition from 16-bit cartridge-based game machines to the new 32-bit systems, and the concentration of the Company's product releases in the second half of the fiscal 1997.

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

Item 4.  Submission of Matters to a Vote of Security Holders

                  At the Company's Annual Meeting of Stockholders, held on July 31, 1996, the stockholders elected the following individuals for one-year terms to the Board of Directors: M. Richard Asher, William J. Byron, Daniel H. Case III, Gary M. Kusin, Timothy Mott and Lawrence F. Probst III. These individuals have received a plurality of the votes eligible to vote, voting either in person or by proxy.

                  In  addition,  the  following  matters  were voted upon by the
                  Stockholders:

                  To approve an amendment to the Company's 1991 Stock Option Plan (the "1991 Plan") to increase the number of shares of the Company's common stock reserved for issuance under the 1991 Plan by 900,000 shares from a total of 9,900,000 shares to a total of 10,800,000 shares.

                                               Votes
                   -------------------------------------------------------------
                         For                   Against                Abstain
                         ---                   -------                -------
                      30,934,021              16,081,700              200,387

                  To ratify the appointment of KPMG Peat Marwick LLP as independent accountants for the Company for the current fiscal year.

                                               Votes
                   -------------------------------------------------------------
                         For                   Against                Abstain
                         ---                   -------                -------
                      47,168,174                23,381                24,553

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - The following exhibits are filed as part of this report: None

(b) No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ELECTRONIC ARTS INC.
                                     (Registrant)






                                     /s/E. STANTON MCKEE
                                     -----------------------------
DATED:                               E. STANTON MCKEE
August 13, 1996                      Senior Vice President and
                                     Chief Financial and Administrative Officer
                                     (Duly authorized officer)