Form 10-Q
period 1996-09-30
ELECTRONIC ARTS INC
filed 1996-11-14
CIK 712515

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

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

                  YES    X                           NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
         Class of Common Stock                        October 26, 1996
         ---------------------                        ----------------
         $0.01 par value per share                      53,609,191

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES

                                      INDEX


Part I - Financial Information                                              Page
                                                                            ----

Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheets at
              September 30, 1996 and March 31, 1996                            3

            Consolidated Statements of Income for
              the Three Months Ended September 30, 1996 and 1995
              and the Six Months Ended September 30, 1996 and 1995             4

            Consolidated Statements of Cash Flows for
              the Six Months Ended September 30, 1996 and 1995                 5

            Notes to Consolidated Financial Statements                     6 - 8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 9 - 24

Part II - Other Information

Item 1.   Legal Proceedings                                                   25

Item 4.   Submission of Matters to a Vote of Security Holders                 25

Item 6.   Exhibits and Reports on Form 8-K                                    25

Signatures                                                                    26

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                                       ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                              (Dollars in thousands)

                                                      ASSETS
                                                                                    September 30,     March 31,
                                                                                        1996            1996
                                                                                    -------------    ---------
                                                                                     (unaudited)
Current assets:
     Cash and short-term investments                                                   $135,251      $147,983
     Marketable securities                                                               16,312        37,869
     Receivables, less allowances of $31,584 and $27,569, respectively                  102,241        73,075
     Inventories                                                                         24,425        14,704
     Prepaid royalties                                                                   16,416        14,519
     Other current assets                                                                12,761        12,188
                                                                                       --------      --------
       Total current assets                                                             307,406       300,338

Property and equipment, net                                                              78,030        70,062
Prepaid royalties                                                                        10,029        11,030
Long-term investments                                                                    24,200        24,200
Investments in affiliates                                                                18,463        15,952
Other assets                                                                              3,614         2,637
                                                                                       --------      --------
                                                                                       $441,742      $424,219
                                                                                       ========      ========


                            LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                   $39,038       $37,019
     Accrued liabilities                                                                 66,093        63,606
                                                                                       --------      --------
       Total current liabilities                                                        105,131       100,625

Minority interest in consolidated joint venture                                               -         1,277

Stockholders' equity:
     Preferred stock, $0.01 par value.  Authorized 1,000,000 shares                           -             -
     Common stock, $0.01 par value.  Authorized 70,000,000 shares;
       issued and outstanding 53,552,778 and 52,741,572, respectively                       536           527
Paid-in capital                                                                         122,655       108,078
Retained earnings                                                                       205,442       199,523
Unrealized appreciation of investments                                                    9,664        16,266
Translation adjustment                                                                  (1,686)       (2,077)
                                                                                       --------      --------
       Total stockholders' equity                                                       336,611       322,317
                                                                                       --------      --------
                                                                                       $441,742      $424,219
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




                                       ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                       (In thousands, except per share data)
                                                    (unaudited)

                                                          Three Months Ended                 Six Months Ended
                                                             September 30,                     September 30,
                                                        1996                 1995          1996             1995
                                                   -------------         -----------    ----------       ----------


Net revenues                                          $129,267             $94,035       $209,894         $174,558
Cost of goods sold                                      64,477              47,922        103,944           90,723
                                                      --------             -------       --------         --------
     Gross profit                                       64,790              46,113        105,950           83,835
                                                      --------             -------       --------         --------

Operating expenses:
   Marketing and sales                                  19,319              14,873         33,284           26,563
   General and administrative                           11,591               7,332         19,757           13,513
   Research and development                             28,720              21,113         54,049           40,996
                                                      --------             -------       --------         --------
       Total operating expenses                         59,630              43,318        107,090           81,072
                                                      --------             -------       --------         --------
     Operating income (loss)                             5,160               2,795        (1,140)            2,763
Interest and other income, net                           1,880               1,138          7,996            2,281
                                                      --------             -------       --------         --------
     Income before provision for income taxes
       and minority interest                             7,040               3,933          6,856            5,044
Provision for income taxes                               2,287               1,259          2,228            1,615
                                                      --------             -------       --------         --------
     Income before minority interest                     4,753               2,674          4,628            3,429
Minority interest in consolidated
  joint venture                                          1,131                 319          1,291              364
                                                      --------             -------       --------         --------
      Net income                                      $  5,884             $ 2,993       $  5,919         $  3,793
                                                      ========             =======       ========         ========

Net income per share                                  $   0.11             $  0.06       $   0.11         $   0.07
                                                      ========             =======       ========         ========

Number of shares used in computation                    55,324              54,402         55,126           53,876
                                                      ========             =======       ========         ========


                           See  accompanying  notes  to  consolidated  financial statements.

                                                           4


                                       ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (unaudited)
                                                                                      Six Months
                                                                                  Ended September 30,
                                                                                -----------------------
                                                                                   1996          1995
                                                                                ----------   ----------

Operating activities:
   Net income                                                                    $  5,919      $  3,793

     Adjustments to reconcile net income to net cash used in
         operating activities:
           Minority interest in consolidated joint venture                        (1,291)         (364)
           Depreciation and amortization                                            9,677         6,878
           Loss on sale of fixed assets                                                41           100
           Gain on sale of marketable securities                                  (5,456)             -
           Change in assets and liabilities:
              Receivables                                                        (29,166)      (17,277)
              Inventories                                                         (9,721)       (6,566)
              Prepaid royalties                                                     (896)      (12,137)
              Other assets                                                        (2,090)      (14,430)
              Accounts payable                                                      2,019         2,629
              Accrued liabilities                                                   5,461      (24,136)
              Deferred income taxes                                                  (41)         (590)
                                                                                 --------      --------
                Net cash used in operating activities                            (25,544)      (62,100)
                                                                                 --------      --------

Investing activities:
   Proceeds from sales of furniture and equipment                                     152            83
   Proceeds from sales of marketable securities                                    17,674             -
   Capital expenditures                                                          (17,494)      (39,222)
   Investment in affiliates                                                       (2,511)      (10,497)
   Change in short-term investments, net                                          (5,045)        16,100
   Adjustment for effects of poolings in prior period                                   -          (89)
                                                                                 --------      --------
                Net cash used in investing activities                             (7,224)      (33,625)
                                                                                 --------      --------

Financing activities:
   Proceeds from issuance of common stock                                          12,149        17,003
   Tax benefit from exercise of stock options                                       2,437         1,276
                                                                                 --------      --------
                Net cash provided by financing activities                          14,586        18,279
                                                                                 --------      --------

Translation adjustment                                                                391           103
Minority interest on translation adjustment                                            14          (99)
                                                                                 --------      --------
Decrease in cash and cash equivalents                                            (17,777)      (77,442)
Beginning cash and cash equivalents                                               105,628       143,421
                                                                                 --------      --------
Ending cash and cash equivalents                                                   87,851        65,979
Short-term investments                                                             47,400        14,600
                                                                                 --------      --------
Ending cash and short-term investments                                           $135,251      $ 80,579
                                                                                 ========      ========

Supplemental cash flow information:
   Cash paid during the year for income taxes                                    $    660      $  6,604
                                                                                 ========      ========

Non-cash investing activities:
   Increase (decline) on unrealized appreciation of investments                  $(9,535)      $    317
                                                                                 ========      ========


                   See  accompanying  notes  to  consolidated  financial statements.

                                                    5

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

Cash and short-term investments at September 30, 1996 and March 31, 1996 consisted of (in thousands):

                                           September 30, 1996     March 31, 1996
                                           ------------------     --------------
Cash and cash equivalents                            $ 87,851           $105,628
Short-term investments                                 47,400             42,355
                                                     --------           --------
                                                     $135,251           $147,983
                                                     ========           ========
                                       6

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 3. Marketable Securities

Marketable securities consist of equity securities. The Company has accounted for investments in equity securities as "available-for-sale" and has stated applicable investments at fair value with net unrealized gains (losses) reported as a separate component of stockholders' equity.

At September 30, 1996, marketable securities included the Company's approximate 10.1% ownership interest (2,813,668 shares) in The 3DO Company ("3DO"). For the three months ended September 30, 1996 there were no sales of 3DO stock. For the six months ended September 30, 1996, the Company sold 422,000 shares of 3DO stock and realized a gain before taxes of $4,702,000. See The 3DO Company, below.

Note 4. Software Development Costs

To date, the Company has not capitalized any software development costs in accordance with Statement of Financial Accounting Standard (SFAS) No. 86 since the impact to the financial statements for all periods presented has been immaterial.

Note 5. Inventories

Inventories are stated at the lower of average cost or market. Inventories at September 30, 1996 and March 31, 1996 consisted of (in thousands):

                                         September 30, 1996       March 31, 1996
                                         ------------------       --------------
Raw materials and work in process                   $14,253             $  2,160
Finished goods                                       10,172               12,544
                                                    -------             --------
                                                    $24,425             $ 14,704
                                                    =======             ========

Note 6.  Accrued Liabilities

Accrued liabilities at September 30, 1996 and March 31, 1996 consisted of (in thousands):

                                         September 30, 1996       March 31, 1996
                                         ------------------       --------------
Accrued expenses                                    $26,341              $18,203
Accrued royalties                                    15,482               16,889
Accrued compensation and benefits                    10,747               11,480
Accrued income taxes                                  9,716               10,477
Deferred income taxes                                 2,904                5,878
Deferred revenue                                        903                  679
                                                    -------              -------
                                                    $66,093              $63,606
                                                    =======              =======

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note  7: Operations by Geographic Areas


The Company operates in one industry segment. Information about the Company's operations in North America, Europe, South Asia Pacific and Japan for the three and six months ended September 30, 1996 and 1995 is presented below (in thousands).

                                    North                     South Asia
                                   America         Europe       Pacific      Japan     Eliminations     Total
                                   -------         ------       -------      -----     ------------     -----
Three months ended September 30, 1996
-------------------------------------
Net revenues from unaffiliated
  customers                         $ 86,087       $33,405      $ 6,111    $  3,664     $      -       $129,267
Intersegment net revenues              7,719         1,510            -           -       (9,229)             -
                                    --------       -------      -------    --------     ---------      --------
     Total net revenues             $ 93,806       $34,915      $ 6,111    $  3,664     $ (9,229)      $129,267
                                    ========       =======      =======    ========     =========      ========

Operating income (loss)             $  4,742        $2,368      $ 1,280    $(3,230)     $       -      $  5,160

Identifiable assets                 $337,260       $82,005      $10,031    $ 12,446     $       -      $441,742

Six months ended September 30, 1996
-----------------------------------
Net revenues from unaffiliated
  customers                         $124,241       $63,727      $10,973    $ 10,953     $       -      $209,894
Intersegment net revenues             14,765         2,249            -          11      (17,025)             -
                                    --------       -------      -------    --------     ---------      --------
     Total net revenues             $139,006       $65,976      $10,973    $ 10,964     $(17,025)      $209,894
                                    ========       =======      =======    ========     =========      ========

Operating income (loss)             $(4,391)       $ 4,737      $ 2,204    $(3,690)     $       -      $(1,140)

Three months ended September 30, 1995
-------------------------------------
Net revenues from unaffiliated
  customers                         $ 62,948       $19,763      $ 4,629    $  6,695     $       -      $ 94,035
Intersegment net revenues              6,372         2,186           19          65       (8,642)             -
                                    --------       -------      -------    --------     ---------      --------
     Total net revenues             $ 69,320       $21,949        4,648    $  6,760     $ (8,642)      $ 94,035
                                    ========       =======      =======    ========     =========      ========

Operating income (loss)             $  (390)       $ 2,903      $ 1,139    $  (857)     $       -      $  2,795

Identifiable assets                 $269,501       $55,380      $ 6,477    $ 10,314     $       -      $341,672

Six months ended September 30, 1995
-----------------------------------
Net revenues from unaffiliated
  customers                         $110,151       $42,075      $ 7,916    $ 14,416     $       -      $174,558
Intersegment net revenues             13,293         3,584           19          65      (16,961)             -
                                    --------       -------      -------    --------     ---------      --------
     Total net revenues             $123,444       $45,659      $ 7,935    $ 14,481     $(16,961)      $174,558
                                    ========       =======      =======    ========     =========      ========

Operating income (loss)             $(5,697)       $ 7,832      $ 1,749    $(1,121)     $       -      $  2,763

                                                           8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in "Factors Affecting Future Performance" below at pages 19 to 24, as well as under the same heading in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 as filed with the Securities and Exchange Commission on July 1, 1996. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to such risks and uncertainties.


Net Revenues

                                                         September 30,      September 30,
                                                             1996               1995               % change
                                                         -------------      --------------         ---------
Consolidated Net Revenues
     Three Months Ended                                  $129,267,000       $ 94,035,000             37.5%
     Six Months Ended                                    $209,894,000       $174,558,000             20.2%

North America Net Revenues
     Three Months Ended                                  $ 86,087,000       $ 62,948,000             36.8%
        as a percentage of net revenues                         66.6%              66.9%
     Six Months Ended                                    $124,241,000       $110,151,000             12.8%
        as a percentage of net revenues                         59.2%              63.1%

International Net Revenues
     Three Months Ended                                  $ 43,180,000       $ 31,087,000             38.9%
        as a percentage of net revenues                         33.4%              33.1%
     Six Months Ended                                    $ 85,653,000       $ 64,407,000             33.0%
       as a percentage of net revenues                          40.8%              36.9%


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

Overall, North American net revenues increased 36.8% for the three months ended September 30, 1996 compared to the same period last year. The mix of North American sales reflected the transition from the mature 16-bit cartridge market to products for 32-bit CD-Videogames, including the Sony PlayStation ("PlayStation") and Sega Saturn, and the continued growth of the PC CD market. Total North American PC CD and CD-Videogame revenue increased $43,217,000 to $64,103,000 for the three months ended September 30, 1996 in comparison to the same period in the prior year, while 16-bit net revenues decreased $16,965,000, or 55.8%, to $13,443,000.

For the six months ended September 30, 1996, North America net revenue increased $14,090,000 compared to the same period in the prior year due to the transition of sales mix to products for 32-bit PC-CD and CD-Videogames noted above. Net revenues from the sale of 32-bit products increased $56,079,000 while sales of 16-bit products decreased $29,360,000 in comparison to the prior year. This net increase was offset by decreased Affiliated Label sales which include arrangements for the exclusive distribution of certain PC and 3DO products to two key accounts on of third party publishers. As this program was initiated during the quarter ended June 30, 1995 Affilated Label sales during the six months ended September 30, 1995 include this initial sell in.

International net revenues increased 38.9% for the three months ended September 30, 1996 compared to the same period last year. The increase was primarily due to a 69.0% increase in European net revenues consisting of higher sales of PlayStation, PC CD and AL products. Total net revenues in Europe were
$33,405,000 for the three months ended September 30, 1996 compared to $19,763,000 in the same period last year.

The increase in European net revenues was offset by a decrease in net revenue of $3,031,000 or 45.3% in Japan. Net revenues in Japan for the quarter ended September 30, 1996 were $3,664,000 compared to $6,695,000 for the corresponding period in the prior year. The decrease was primarily due to the delay in getting localized product onto the market. Revenues in the current fiscal quarter were comprised primarily of sales from PlayStation products compared to sales of 3DO and PC CD products in the same period of the prior year.

For the three months ended September 30, 1996, sales in the South Asia Pacific region increased by 32.0% to $6,111,000 compared to $4,629,000 in the prior year due to increased sales of PlayStation and PC CD titles offset by lower revenues on Sega Genesis ("Genesis") products.

International net revenues for the six months ended September 30, 1996 increased $21,246,000, or 33%, in comparison to prior year. The increase resulted from the worldwide transition from the 16-bit cartridge market to 32-bit videogame consoles and the continued growth of the PC CD market. For the six months ended September 30, 1996 net revenues from the sales of 32-bit PC-CD and CD-Videogame products increased $29,119,000 over all regions while sales of 16-bit products decreased $8,625,000 or 56.4% in comparison to the same period in the prior year. Though international revenues are expected to grow in fiscal 1997, they may not grow at as high a rate as in prior periods.


EA Studio Net Revenues:

32-bit Videogame Product Net Revenues

                                                           September 30,       September 30,
                                                               1996                1995            % change
                                                           -------------       ---------------     ---------
     Three Months Ended                                     $54,145,000          $ 6,462,000        737.9%
      as a percentage of net revenues                             41.9%                 6.9%
     Six Months Ended                                       $81,318,000          $12,336,000        559.2%
       as a percentage of net revenues                            38.7%                 7.1%

The Company released five 32-bit CD-Videogame products during the quarter ended September 30, 1996 comprised of three for the Sony PlayStation (Madden NFL 97, PGA Tour 97 and Andretti Racing) and two for the Sega Saturn (Madden NFL 97 and Space Hulk) compared to one PlayStation and one 3DO title released in the same period last year. All 32-bit CD-Videogame revenues for the quarter ended September 30, 1996 were from sales of PlayStation and Sega Saturn products. In the prior year, 75% of 32-bit CD-Videogame revenues for the quarter ended September 30, 1995 were derived from sales of products for the 3DO Interactive Multiplayer. The Company has no planned releases of 3DO games in fiscal 1997. The increase in sales is attributable to the increased number of titles released and the greater installed base of 32-bit consoles.

For the six months ended September 30,1996, total 32-bit Videogame revenue increased $68,982,000 compared to the same period in the prior year. The bulk of this increase was attributable to PlayStation sales which were $68,852,000, compared to $1,633,000 for the six months ended September 30, 1995. Net revenues from the sales of other 32-bit products were $12,466,000 from Sega Saturn in the current year compared to $10,703,000 from 3DO Interactive Multiplayer in the prior year.

As mentioned above and elsewhere in this report, the increase in both absolute dollars and as a percentage of total net revenues attributable to CD-Videogame products reflects the market transition from 16-bit cartridge systems to 32-bit CD-Videogame platforms. Though 32-bit CD-Videogame revenues are expected to grow in fiscal 1997, they are not expected to grow at as high a rate as in prior periods.

Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America in July 1994 (the "Sony Agreement"), the Company is authorized to develop and distribute CD based software products compatible with the PlayStation. Pursuant to the Sony Agreement, the Company engages Sony to supply PlayStation CDs for distribution by the Company. Accordingly, the Company has limited ability to control its supply of PlayStation CD products or the timing of their delivery. See Hardware Companies, below.

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


Personal Computer-based CD Product Net Revenues

                                                           September 30,       September 30,
                                                               1996                 1995           % change
                                                           --------------      --------------     ----------
     Three Months Ended                                      $39,173,000         $28,938,000         35.4%
       as a percentage of net revenues                             30.3%               30.8%
     Six Months Ended                                        $66,237,000         $50,020,000         32.4%
       as a percentage of net revenues                             31.6%               28.7%

The Company released nine new PC CD titles in the quarter ended September 30, 1996, all for MS-DOS and Windows based personal computers including Madden NFL 97, NHL 97, and Triple Play 97 compared to six PC titles and one title for the Macintosh released in the same period last year.


16-bit Videogame Product Net Revenues

                                                           September 30,       September 30,
                                                               1996                 1995           % change
                                                           --------------      --------------     ----------
     Three Months Ended                                      $16,780,000         $36,203,000       (53.7%)
       as a percentage of net revenues                             13.0%               38.5%
     Six Months Ended                                        $24,934,000         $62,919,000       (60.4%)
       as a percentage of net revenues                             11.9%               36.0%

The Company released two new 16-bit videogames, College Football 97 and NHL 97 for the Genesis, during the quarter ended September 30, 1996. Genesis cartridge sales were $16,225,000 for the three months ended September 30, 1996 compared to $28,480,000 for the same period in the prior year when two titles were released. Super Nintendo Entertainment System ("SNES") sales were $555,000 for the three months ended September 30, 1996 compared to $7,723,000 for the same period last year. One SNES title was released in the second quarter of fiscal 1996.

Genesis cartridge sales were $23,199,000 for the six months ended September 30, 1996 compared to $48,704,000 for the same period in the prior year. SNES sales were $1,735,000 for the six months ended September 30, 1996 compared to $14,215,000 for the same period in the prior year.

The Company's net revenues derived from 16-bit videogames declined 53.7% during the second quarter of fiscal 1997 and 60.4% for the six months ended September 30, 1996 compared to the same periods in the prior year. As the installed base of 32-bit videogame consoles has increased, sales of 16-bit videogame hardware and related software have significantly declined and are expected to continue to do so in fiscal 1997. The Company will ship fewer cartridge products in fiscal 1997 than in fiscal 1996 and expects to release the majority of these products in the December quarter.

Under the terms of a licensing agreement entered into with Sega Enterprises, Ltd., ("Sega") in July 1992, as amended ("the 16-bit Sega Agreement"), the Company is authorized to develop ROM-cartridge software products compatible with the Genesis system through December 1997 and to distribute those cartridges through June 1998. Genesis cartridges are manufactured by the Company in Puerto Rico under terms of the 16-bit Sega Agreement. A shortage of components or other factors outside the control of the Company could impair the Company's ability to manufacture an adequate supply of its products.

Under the terms of its  licensing  agreements  with  Nintendo,  the  Company  is authorized to publish cartridge products for the SNES. SNES cartridges distributed in North America and Europe are manufactured by the Company in Puerto Rico. The Company is required to purchase from Nintendo certain key components for production of these cartridges. A shortage of these components or other factors outside the control of the Company could impair the Company's ability to manufacture an adequate supply of cartridges. The Company's SNES cartridges distributed in the remainder of the world are manufactured by Nintendo. Nintendo requires the Company to provide it irrevocable letters of credit prior to Nintendo's acceptance of purchase orders from the Company for these cartridges. For purchases of cartridges from Nintendo for distribution in Japan, Nintendo also requires the Company to make cash deposits. Furthermore, Nintendo maintains a policy of not accepting returns. Because of these and other factors, the carrying of an inventory of cartridges entails significant investment and risk. See Hardware Companies, below.


License/OEM Net Revenues

                                                           September 30,       September 30,
                                                                1996                1995           % change
                                                           --------------      --------------      ---------
     Three Months Ended                                        $3,469,000          $5,931,000       (41.5%)
       as a percentage of net revenues                               2.7%                6.3%
     Six Months Ended                                          $8,449,000         $12,023,000       (29.7%)
       as a percentage of net revenues                               4.0%                6.9%

The decrease in license/OEM net revenues for the three months ended September 30, 1996 compared to the same period last year was primarily a result of a decrease in licensing revenues related to the transition to developing strategic partnerships with certain hardware companies in the United States. The decrease in License/OEM net revenues for the six months ended September 30, 1996 compared to the same period last year was primarily a result of a decrease in the distribution of its products through OEM's in the United States and Europe.


Other Revenues

                                                           September 30,        September 30,
                                                                1996                 1995            % change
                                                           --------------       --------------       ---------
    Three Months Ended                                           $108,000           $1,351,000        (92.0%)
      as a percentage of net revenues                                0.0%                 1.4%
     Six Month Ended                                             $257,000           $4,330,000        (94.1%)
       as a percentage of net revenues                               0.1%                 2.5%

Other revenues for the three and six months ended September 30, 1996 consisted primarily of sales of floppy-disk based PC titles. For the comparable periods in the prior year, other revenues included sales of products for Sega 32X, Nintendo Gameboy, Sega GameGear, and floppy-disk PC titles. The Company does not plan to release any new titles for currently-existing hand-held equipment, the Sega 32X or on floppy-disks and accordingly, revenues for these platforms are not expected to be significant.



Affiliated Label Net Revenues

                                                           September 30,       September 30,
                                                                1996                1995           % change
                                                           --------------      --------------      ---------
     Three Months Ended                                       $15,592,000         $15,150,000          2.9%
       as a percentage of net revenues                              12.1%               16.1%
     Six Months Ended                                         $28,699,000         $32,930,000       (12.8%)
       as a percentage of net revenues                              13.7%               18.8%

The increase in Affiliated Label net revenues for the three months ended September 30, 1996 compared to the prior year period reflects higher sales of AL products in Europe offset by decreases in North America and Japan. The decrease in Affiliated Label net revenues for the six months ended September 30, 1996 compared to the prior year reflects the decrease in revenues associated with two exclusive distribution arrangements for certain PC and 3DO products to key accounts on behalf of other third party publishers in North America, partially offset by the expansion of the distribution business in Europe in the current year.


Cost of Goods Sold

                                                           September 30,        September 30,
                                                                1996                 1995            % change
                                                           --------------       --------------       ---------
     Three Months Ended                                       $64,477,000          $47,922,000          34.5%
       as a percentage of net revenues                              49.9%                51.0%
     Six Months Ended                                        $103,944,000          $90,723,000          14.6%
       as a percentage of net revenues                              49.5%                52.0%

The decrease in costs of goods sold as a percentage of net revenues, for the three and six months ended September 30, 1996, compared to the same periods last year was primarily due to the increase in sales of higher margin PC CD and CD-Videogame titles compared to lower margin 16-bit cartridge products. The higher margins were partially offset by higher professional, celebrity and manufacturing royalties.


Marketing and Sales

                                                           September 30,        September 30,
                                                                1996                 1995           % change
                                                           --------------       -------------       ---------
     Three Months Ended                                       $19,319,000         $14,873,000          29.9%
       as a percentage of net revenues                              14.9%               15.8%
     Six Months Ended                                         $33,284,000         $26,563,000          25.3%
       as a percentage of net revenues                              15.9%               15.2%

The increase in marketing and sales expenses was primarily attributable to increased TV advertising for titles released in the current quarter, increased co-op advertising as well as the continued expansion of the Company's worldwide distribution business. The increase reflected new sales and distribution offices in the international market, including New Zealand, Singapore, Sweden and South Africa.



General and Administrative

                                                           September 30,        September 30,
                                                                1996                 1995           % change
                                                           --------------       -------------       ---------
     Three Months Ended                                       $11,591,000          $7,332,000          58.1%
       as a percentage of net revenues                               9.0%                7.8%
     Six Months Ended                                         $19,757,000         $13,513,000          46.2%
       as a percentage of net revenues                               9.4%                7.7%

The increase in general and administrative expenses resulted primarily from $2,300,000 in additional bad debt expense related to potentially uncollectable receivables from a customer who filed for bankruptcy during the quarter ended September 30, 1996. In addition, general and administrative costs increased due to the opening of additional international offices.


Research and Development

                                                           September 30,        September 30,
                                                                1996                 1995           % change
                                                           --------------       -------------       ---------
     Three Months Ended                                       $28,720,000         $21,113,000          36.0%
       as a percentage of net revenues                              22.2%               22.5%
     Six Months Ended                                         $54,049,000         $40,996,000          31.8%
       as a percentage of net revenues                              25.8%               23.5%

The increase in research and development expenses was primarily due to additional headcount relating to increased in-house development capacity, and higher average development costs for CD-based products than for cartridge products. Additionally, for the three and six months ended September 30, 1996, reserves against artists advances and depreciation expense increased compared to the prior year.


Operating Income (Loss)

                                                           September 30,        September 30,
                                                               1996                 1995           % change
                                                           --------------       -------------      ----------
     Three Months Ended                                        $5,160,000          $2,795,000          84.6%
       as a percentage of net revenues                               4.0%                3.0%
     Six Months Ended                                        $(1,140,000)          $2,763,000       (141.3%)
       as a percentage of net revenues                             (0.5%)                1.6%

Operating income increased for the three months ended September 30, 1996 compared to the same period last year due to higher revenues and increased gross profit margins, partially offset by higher operating expenses. The operating loss for the six months ended September 30, 1996 was attributable to higher average product development costs associated with CD-based products and the timing of revenues which are associated with product releases in the quarters ended September and December.




Interest and Other Income, Net

                                                            September 30        September 30,
                                                                1996                 1995           % change
                                                            -------------       -------------       ---------
     Three Months Ended                                        $1,880,000          $1,138,000          65.2%
       as a percentage of net revenues                               1.5%                1.2%
     Six Months Ended                                          $7,996,000          $2,281,000         250.5%
       as a percentage of net revenues                               3.8%                1.3%

Interest and other income, net, increased for the three and six months ended September 30, 1996 compared to the same period last year primarily due to gains on sales of marketable securities of $754,000 and $5,456,000, respectively. There were no sales of securities in the six months ended September 30, 1995.


Income Taxes


                                                           September 30,        September 30,
                                                                1996                 1995           % change
                                                           --------------       -------------       ---------
     Three Months Ended                                        $2,287,000          $1,259,000          81.7%
       effective tax rate                                           32.5%               32.0%
     Six Months Ended                                          $2,228,000          $1,615,000          38.0%
       effective tax rate                                           32.5%               32.0%

The Company's effective tax rate increased for the three and six months ended September 30, 1996 due to higher North American profits as a proportion of worldwide profits and losses generated by Electronic Arts Victor ("EAV").


Minority Interest in Consolidated Joint Venture

                                                           September 30,       September 30,
                                                                1996                1995           % change
                                                           --------------      --------------      ----------
     Three Months Ended                                        $1,131,000            $319,000         254.5%
       as a percentage of net revenue                                0.9%                0.3%
     Six Months Ended                                          $1,291,000            $364,000         254.7%
       as a percentage of net revenue                                0.6%                0.2%

EAV is sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI"), (formerly Victor Musical Industries, Inc.) a wholly owned subsidiary of Victor Company of Japan, Limited. The minority interest represents VEI's 35% interest in EAV. Minority interest for the three and six months ended September 30, 1996 reflects higher reported losses for EAV compared to the same periods in the prior year.




Net Income

                                                           September 30,        September 30,
                                                                1996                 1995           % change
                                                           --------------       -------------       ---------
     Three Months Ended                                        $5,884,000          $2,993,000          96.6%
       as a percentage of net revenue                                4.6%                3.2%
     Six Months Ended                                          $5,919,000          $3,793,000          56.1%
       as a percentage of net revenue                                2.8%                2.2%

The increase in net income as compared to the prior year period was primarily related to higher revenues, other income and gross profit margins partially offset by higher operating expenses.

Liquidity and Capital Resources

As of September 30, 1996, the Company's working capital was $202,275,000 compared to $199,713,000 at March 31, 1996. Cash and short term investments decreased by approximately $12,732,000 for the six months ended September 30, 1996 as the Company used $25,544,000 of cash in operations and $17,494,000 in capital expenditures offset by proceeds from the sale of marketable securities and the exercise of stock options.

Reserves for bad debts and sales returns increased from $27,569,000 at March 31, 1996 to $31,584,000 at September 30, 1996. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

Inventory levels at September 30, 1996 increased $9,721,000 compared to March 31, 1996 due to the build up of videogame cartridge components, including the initial manufacturing of SNES cartridges, in anticipation of the upcoming holiday season.

In connection with the Company's purchases of Sony products to be distributed in Japan, Sony of Japan requires cash deposits totaling one-third of purchase orders. In lieu of letters of credit, EAV utilizes a line of credit to fund these deposits, purchases of Sony products and other operating requirements. At September 30, 1996, EAV had approximately $5,300,000 outstanding on this line.

The Company's principal source of liquidity is $135,251,000 in cash and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements for the foreseeable future.

Factors Affecting Future Performance

Future operating results of the Company depend upon many factors and are subject to various risks and uncertainties. Some of those important risks and uncertainties which may cause the Company's operating results to vary or which may materially and adversely affect EA's operating results are as follows:

The Industry and Competition. The interactive software business has historically been a volatile and highly dynamic industry affected by changing technology, limited hardware platform life cycles, hit products, competition, component supplies, seasonality, consumer spending and other economic trends. The business is also intensely competitive. A variety of companies offer products that compete directly with one or more of the Company's products. These direct competitors vary in size from very small companies to companies with financial, managerial and technical resources comparable to or greater than those of the Company. Typically, the Company's chief competitor on dedicated game platforms is the hardware manufacturer/ licensor itself, to which the Company must pay royalties and, in the case of Sony, manufacturing charges. For example, Sony has aggressively launched sports product lines that directly compete with the Company's sports products on the PlayStation. Additionally, new entrants in the interactive entertainment and multimedia industries, such as cable television, telephone and diversified media and entertainment companies, and a proliferation of new technologies, such as on-line networks and the Internet, are making market forecasting and prediction of financial results increasingly difficult for the Company. For example, as the Company increases its share of the PC CD market, the potential for competition with companies such as Microsoft increases.

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

Development. Product development schedules, particularly for new hardware platforms and high-end multimedia PC's, are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process associated with development for new technologies. CD products frequently include more content and are more complex, time-consuming and costly to develop than cartridge products and, accordingly, cause additional development and scheduling risk. For example, in fiscal 1996, John Madden Football 96 and NHL Hockey 96 for the Sony PlayStation did not ship at all due to significant delays in development that made the delayed completion date untimely for these products. In addition, Dungeon Keeper was originally scheduled to ship in the quarter ending June 30, 1996 but it is now expected to ship in the quarter ending March 31, 1997 due to development delays. Because of the increased cost of CD product development, write-offs of advance payments made to outside artists for discontinued or unsuccessful products have increased and may continue to increase.

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

Platform Changes. A large portion of the Company's revenues are derived from the sale of products designed to be played on proprietary videogame platforms such as the PlayStation, Sega Saturn, SNES and Sega Genesis. The interdependent nature of the Company's business and that of its hardware licensors brings significant risks to the Company's business. The success of the Company's products is significantly affected by market acceptance of the new videogame hardware systems and the life span of older hardware platforms, and the Company's ability to accurately predict these factors with respect to each platform. In many cases, the Company will have expended a large amount of development and marketing resources on products designed for new videogame systems (such as the PlayStation and Sega Saturn) that have not yet achieved large installed bases or continued product development for older hardware platforms that may have shorter life cycles than the Company expected. Conversely, if the Company does not choose to develop for a platform that achieves significant market acceptance, or discontinues development for a platform that has a longer life cycle than expected, the Company's revenue growth may be adversely affected.

         The Company believes that investment in products for the 32-bit market, including both PC CD and CD-Videogame platforms, is strategically important and the Company is therefore continuing its aggressive development activities for 32-bit platforms. Though Sony and Sega have announced price reductions of their 32-bit systems, the CD-Videogame market may grow at a slower than expected rate. Also, the introduction of the Nintendo 64 may have a negative impact on the market acceptance of CD-Videogames. In addition, the Company's revenues and earnings are dependent on its ability to meet its product release schedule and its failure to meet those schedules could result in revenues and earnings below anticipated levels for the remainder of its current fiscal year.

Hardware Companies. The Company's contracts with hardware licensors, which are also some of the Company's chief competitors, often grant significant control to the licensor over the approval and manufacturing of, and in certain cases supply of key components for, the manufacturing of the Company's videogame products on both CD and cartridge formats. This fact could, in certain circumstances, leave the Company unable to get its products manufactured and shipped to customers. In most events, control of the approval, manufacturing and supply process by hardware companies increases both the manufacturing lead times and the expense to the Company over the lead times and costs that the Company could achieve independently. For example, the Company has experienced delays in the approval and manufacturing of Sony PlayStation products which caused delays in shipping those products. The results of future periods may be affected by similar delays. Finally, the Company's contracts with its hardware licensors often require the Company to take significant risks in holding or prepaying for its inventory of products.

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

Film and Videotape. The Company produces film and videotape to include in certain products pursuant to agreements between certain of the Company's subsidiaries with the Screen Actors Guild (SAG), the American Federation of Television and Radio Actors (AFTRA) and the British Actors Equity Association. However, the costs of video production are significantly higher than for software production, and for products which include a substantial amount of video such as certain interactive movies, the costs of producing the video component is significantly higher than the cost of developing the software component. For example, the film component of Wing Commander IV cost approximately $8.0 million. Accordingly, more units of such products must be sold to recoup the development and production costs. While Wing Commander IV has sold sufficient units to recoup the full costs of development, there can be no assurances that other products including significant film or videotape components will be commercially successful enough to recoup development costs. The Company expects to release one product with significant video content during the remainder of the current fiscal year. In addition, the Company's agreements with SAG and AFTRA expire during the current calendar year, and there can be no assurances that the Company will be able to renegotiate favorable terms.

Employees. Competition for employees in the interactive software business is intense and increasing as competition in the industry increases. In the last fiscal year, recruiting of the Company's employees generally and its executive officers in particular has been severe. Large software and media companies frequently offer significantly larger cash compensation than does the Company, placing pressure on the Company's base salary and cash bonus compensation. Small start-up companies such as those proliferating in the on-line business offer significant potential equity gains which are difficult for more mature companies like the Company to match without significant shareholder dilution. In the last two years, three of the Company's executive officers have resigned to work with small start-up ventures, and virtually all of the executives are under intense recruiting pressure. There can be no assurances that the Company will be able to continue to attract and retain enough qualified employees in the future.

Fluctuations in Stock Price. Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. As a result of the factors discussed in this quarterly report and other factors that may arise in the future, the market price of the Company's common stock may be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer, software, entertainment, media or electronics industries or the securities markets in general. For example, during the most recently completed fiscal year, the price per share of the Company's common stock ranged from $20.13 to $41.75 and in the first six months of the current fiscal year ranged from $24.75 to $39.13.

Rapid Technological Change. The interactive software industry has recently undergone another significant change due in part to the introduction or planned introduction of new hardware platforms, as well as remote and electronic delivery systems. The new generation of systems are based on 32-bit and 64-bit microprocessors that incorporate dedicated graphics chipsets. Many of these systems utilize CD-ROM drives. Sony and Sega each began distribution of their next generation hardware systems (named the "PlayStation" and "Saturn", respectively) in Japan during the quarter ended December 1994. Sega began limited shipment of the Saturn in North America in May 1995 and Sony began shipping the PlayStation in North America in September 1995. Nintendo shipped the Nintendo 64 ("N64") in Japan in June 1996 and began shipping the N64 in North America in September of 1996. In October 1995, 3DO Company announced an agreement to license its next generation system, the M2, to Matsushita Electric Industrial Co. Ltd.

         As compact discs have emerged as the preferred medium for interactive entertainment, education, and information software, the Company has continued its investment in the development of CD-ROM tools and technologies and has more than 40 titles in development for CD-ROM platforms, including MS-DOS and Windows-based PC's, the PlayStation and the Sega Saturn. Most of these products will be convertible for use on multiple advanced hardware systems. As a result, the Company's new product releases in its current fiscal year will be primarily for 32-bit platforms, and to a lesser degree 16-bit videogame systems. However, the transition from 16-bit cartridge-based game machines to the advanced systems described above may continue to adversely affect the near term financial results of the Company.

The 3DO Company. The Company currently owns approximately 10.1% of the common stock of 3DO. There can be no assurance that 3DO as a company will be successful. Because of the Company's equity stake in and historical association with 3DO, a material adverse effect on the business or prospects of 3DO or a substantial adverse change in the stock price of 3DO could have a material adverse effect on the Company's stock price. At September 30, 1996, the price of 3DO stock had declined to $5.75.

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

         The Company has stock-balancing programs for its PC products (whether provided on floppy-disk or CD-ROM) that, under certain circumstances and up to a specified amount, allow the exchange of PC products by resellers. The Company also typically provides price protection for its PC and 16-bit and 32-bit videogame system products that, under certain conditions, allows the reseller a price reduction from the Company for unsold products. The Company maintains a policy of exchanging products or giving credits, but does not give cash refunds. The risk of price protection requirements is increasing as a result of the maturing and the increasingly hit-based nature of the 16-bit video cartridge market. Moreover, the risk of product returns may increase as new hardware platforms become more popular or market factors force the Company to make changes in its distribution system. The Company monitors and manages the volume of its sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. The Company believes that it provides adequate reserves for returns and price protection which are based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors, and that its current reserves will be sufficient to meet return and price protection requirements for the foreseeable future. However, there can be no assurance that actual returns or price protection will not exceed the Company's reserves. See Revenue and Expenses, above.

         The distribution channels through which consumer software products are sold have been characterized by change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. The development of remote and electronic delivery systems will create further changes. The bankruptcy or other business difficulties of a distributor or retailer could render Electronic Arts' accounts receivable from such entity uncollectible, which could have an adverse effect on the operating results and financial condition of the Company. For example, the Company recorded $2,300,000 in bad debt expense related to potentially uncollectable receivables from a customer which filed for bankruptcy in the quarter ended September 30, 1996. In addition, an increasing number of companies are competing for access to these channels. Electronic Arts' arrangements with its distributors and retailers may be terminated by either party at any time without cause. Distributors and retailers often carry products that compete with those of the Company. Retailers of Electronic Arts' products typically have a limited amount of shelf space and promotional resources for which there is intense competition. There can be no assurance that distributors and retailers will continue to purchase Electronic Arts' products or provide Electronic Arts' products with adequate levels of shelf space and promotional support.

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

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits - The following exhibits are filed as part of this report:
                    None

(b) No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ELECTRONIC ARTS INC.
                                     (Registrant)






                                     /s/  E. STANTON MCKEE
DATED:                               E. STANTON MCKEE
November 13, 1996                    Senior Vice President and
                                     Chief Financial and Administrative Officer
                                     (Duly authorized officer)