Form 10-Q
period 1996-12-31
ELECTRONIC ARTS INC
filed 1997-02-14
CIK 712515

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1996

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

                        YES    X             NO
                             -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
         Class of Common Stock                        January 25, 1997
         ---------------------                        ----------------
         $0.01 par value per share                      53,910,366

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES


                                      INDEX


Part I - Financial Information                                              Page
------------------------------                                              ----
Item 1.   Consolidated Financial Statements

             Consolidated Balance Sheets at
                December 31, 1996 and March 31, 1996                          3

             Consolidated  Statements  of Income for the Three Months Ended
                December  31,  1996  and 1995  and the  Nine  Months  Ended
                December 31, 1996 and 1995                                    4

             Consolidated Statements of Cash Flows for
                the Nine Months Ended December 31, 1996 and 1995              5

             Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   10

Part II - Other Information
---------------------------
Item 1.   Legal Proceedings                                                  26

Item 4.   Submission of Matters to a Vote of Security Holders                26

Item 6.   Exhibits and Reports on Form 8-K                                   26

Signatures                                                                   27
----------
Exhibit Index                                                                28
-------------

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                             (Dollars in thousands)

                                                     ASSETS
                                                                                    December 31,   March 31,
                                                                                        1996         1996
                                                                                    -----------    ---------
                                                                                    (unaudited)
Current assets:
     Cash and short-term investments                                                  $ 177,327   $ 147,983
     Marketable securities                                                               12,925      37,869
     Receivables, less allowances of $50,935 and $27,569, respectively                  196,119      73,075
     Inventories                                                                         18,677      14,704
     Prepaid royalties                                                                   11,798      14,519
     Other current assets                                                                11,250      12,188
                                                                                      ---------   ---------
       Total current assets                                                             428,096     300,338

Property and equipment, net                                                              83,423      70,062
Prepaid royalties                                                                         5,873      11,030
Long-term investments                                                                    24,200      24,200
Investments in affiliates                                                                19,573      15,952
Other assets                                                                              3,680       2,637
                                                                                      ---------   ---------
                                                                                      $ 564,845   $ 424,219
                                                                                      =========   =========

                            LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                 $  56,448   $  37,019
     Accrued liabilities                                                                128,788      63,606
                                                                                      ---------   ---------
       Total current liabilities                                                        185,236     100,625

Minority interest in consolidated joint venture                                            --         1,277

Stockholders' equity:
     Preferred stock, $0.01 par value.  Authorized 1,000,000 shares                        --          --
     Common stock, $0.01 par value.  Authorized 70,000,000 shares;
       issued and outstanding 53,845,993 and 52,741,572, respectively                       538         527
Paid-in capital                                                                         129,598     108,078
Retained earnings                                                                       242,120     199,523
Unrealized appreciation of investments                                                    7,279      16,266
Translation adjustment                                                                       74      (2,077)
                                                                                      ---------   ---------
       Total stockholders' equity                                                       379,609     322,317
                                                                                      ---------   ---------
                                                                                      $ 564,845   $ 424,219
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

                                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                                     (In thousands, except per share data)
                                                  (unaudited)

                                                       Three Months Ended                Nine Months Ended
                                                          December 31,                      December 31,
                                                     1996              1995             1996            1995
                                                 -------------- ------------------- -------------- ----------------
Net revenues                                       $ 271,081        $ 240,075         $ 480,975       $ 414,633
Cost of goods sold                                   135,529          127,014           239,473         217,737
                                                   ---------        ---------         ---------       ---------
     Gross profit                                    135,552          113,061           241,502         196,896
                                                   ---------        ---------         ---------       ---------

Operating expenses:
   Marketing and sales                                33,816           30,914            67,100          57,477
   General and administrative                         12,184           10,699            31,941          24,212
   Research and development                           33,769           30,379            87,818          71,375
                                                   ---------        ---------         ---------       ---------
       Total operating expenses                       79,769           71,992           186,859         153,064
                                                   ---------        ---------         ---------       ---------
     Operating income                                 55,783           41,069            54,643          43,832
Interest and other income, net                           908            2,522             8,904           4,803
                                                   ---------        ---------         ---------       ---------
     Income before provision for income taxes
       and minority interest                          56,691           43,591            63,547          48,635
Provision for income taxes                            20,013           13,705            22,241          15,320
                                                   ---------        ---------         ---------       ---------
     Income before minority interest                  36,678           29,886            41,306          33,315
Minority interest in consolidated
  joint venture                                         --               (620)            1,291            (256)
                                                   ---------        ---------         ---------       ---------
      Net income                                   $  36,678        $  29,266         $  42,597       $  33,059
                                                   =========        =========         =========       =========

Net income per share                               $    0.66        $    0.54         $    0.77       $    0.61
                                                   =========        =========         =========       =========

Number of shares used in computation                  55,896           54,698            55,378          54,121
                                                   =========        =========         =========       =========

                          See accompanying notes to consolidated financial statements.


                                ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Dollars in thousands)
                                             (unaudited)

                                                                                   Nine Months
                                                                               Ended December 31,
                                                                             ----------------------
                                                                                1996        1995
                                                                             ---------    ---------
Operating activities:
   Net income                                                                $  42,597    $  33,059
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
         Minority interest in consolidated joint venture                        (1,291)         256
         Depreciation and amortization                                          15,140       10,799
         Gain on sale of fixed assets                                              (38)      (1,935)
         Gain on sale of marketable securities                                  (6,700)        --
         Change in assets and liabilities:
              Receivables                                                     (123,044)    (106,332)
              Inventories                                                       (3,973)      (3,183)
              Prepaid royalties                                                  7,878       (9,254)
              Other assets                                                        (820)      (7,499)
              Accounts payable                                                  19,429       14,502
              Accrued liabilities                                               69,083       18,868
              Deferred income taxes                                               (169)        (588)
                                                                             ---------    ---------
                Net cash provided by (used in) operating activities             18,092      (51,307)
                                                                             ---------    ---------

Investing activities:
   Proceeds from sales of furniture and equipment                                  152        4,164
   Proceeds from sales of marketable securities                                 19,121         --
   Capital expenditures                                                        (28,096)     (47,919)
   Investment in affiliates                                                     (3,621)     (10,118)
   Change in short-term investments, net                                           335       13,475
   Adjustment for effects of poolings in prior period                              --           (89)
                                                                             ---------    ---------
                Net cash used in investing activities                          (12,109)     (40,487)
                                                                             ---------    ---------

Financing activities:
   Proceeds from issuance of common stock                                       15,535       18,268
   Tax benefit from exercise of stock options                                    5,996        1,276
                                                                             ---------    ---------
                Net cash provided by financing activities                       21,531       19,544
                                                                             ---------    ---------

Translation adjustment                                                           2,151         (322)
Minority interest on translation adjustment                                         14         (129)
                                                                             ---------    ---------
Increase (decrease) in cash and cash equivalents                                29,679      (72,701)
Beginning cash and cash equivalents                                            105,628      143,421
                                                                             ---------    ---------
Ending cash and cash equivalents                                               135,307       70,720
Short-term investments                                                          42,020       17,225
                                                                             ---------    ---------
Ending cash and short-term investments                                       $ 177,327    $  87,945
                                                                             =========    =========

Supplemental cash flow information:
   Cash paid during the year for income taxes                                $   1,764    $   9,261
                                                                             =========    =========

Non-cash investing activities:
   Decline on unrealized appreciation of investments                         $ (12,719)   $  (1,581)
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

Cash and short-term investments at December 31, 1996 and March 31, 1996 consisted of (in thousands):

                                  December 31, 1996          March 31, 1996
                                  -----------------          --------------
Cash and cash equivalents                  $135,307                $105,628
Short-term investments                       42,020                  42,355
                                           --------                --------
                                           $177,327                $147,983
                                           ========                ========

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 3. Marketable Securities

Marketable securities consist of equity securities. The Company has accounted for investments in equity securities as "available-for-sale" and has stated applicable investments at fair value with net unrealized appreciation reported as a separate component of stockholders' equity. For the three and nine months ended December 31, 1996, the Company realized gains before taxes of $1,244,000 and $6,700,000, respectively, on sales of marketable securities.

Note 4. Software Development Costs

To date, the Company has not capitalized any software development costs in accordance with Statement of Financial Accounting Standard (SFAS) No. 86 since the impact to the financial statements for all periods presented has been immaterial.

Note 5. Inventories

Inventories are stated at the lower of average cost or market. Inventories at December 31, 1996 and March 31, 1996 consisted of (in thousands):

                                          December 31, 1996      March 31, 1996
                                          -----------------      --------------
Raw materials and work in process                   $ 5,666            $  2,160
Finished goods                                       13,011              12,544
                                                    -------             -------
                                                    $18,677             $14,704
                                                    =======             =======

Note 6.  Accrued Liabilities

Accrued liabilities at December 31, 1996 and March 31, 1996 consisted of (in thousands):

                                          December 31, 1996       March 31, 1996
                                          -----------------       --------------
Accrued expenses                                   $ 52,023            $  18,203
Accrued royalties                                    36,676               16,889
Accrued compensation and benefits                    17,816               11,480
Accrued income taxes                                 19,618               10,477
Deferred income taxes                                 1,977                5,878
Deferred revenue                                        678                  679
                                                   --------            ---------
                                                   $128,788            $  63,606
                                                   ========            =========

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note  7. Operations by Geographic Areas

The Company operates in one industry segment. Information about the Company's operations in North America, Europe, South Asia Pacific and Japan for the three and nine months ended December 31, 1996 and 1995 is presented below (in thousands).

                                         North              South Asia
                                        America    Europe    Pacific     Japan    Eliminations    Total
                                       --------   --------   --------   --------  ------------  --------
Three months ended December 31, 1996
Net revenues from unaffiliated         $146,928   $101,614   $ 10,025   $ 12,514    $   --      $271,081
  customers
Intersegment net revenues                28,186      2,795       --           56     (31,037)       --
                                       --------   --------   --------   --------    --------    --------
     Total net revenues                $175,114   $104,409   $ 10,025   $ 12,570    $(31,037)   $271,081
                                       ========   ========   ========   ========    ========    ========

Operating income (loss)                $ 32,672   $ 22,067   $  2,687   $ (1,643)   $   --      $ 55,783

Identifiable assets                    $382,826   $146,347   $ 14,288   $ 21,384    $   --      $564,845

Nine months ended December 31, 1996
Net revenues from unaffiliated         $271,169   $165,341   $ 20,998   $ 23,467    $   --      $480,975
  customers
Intersegment net revenues                42,951      5,044       --           67     (48,062)       --
                                       --------   --------   --------   --------    --------    --------
     Total net revenues                $314,120   $170,385   $ 20,998   $ 23,534    $(48,062)   $480,975
                                       ========   ========   ========   ========    ========    ========

Operating income (loss)                $ 28,281   $ 26,804   $  4,891   $ (5,333)   $   --      $ 54,643

Three months ended December 31, 1995
Net revenues from unaffiliated         $143,106   $ 72,449   $  8,168   $ 16,352    $   --      $240,075
  customers
Intersegment net revenues                24,687      2,894         13         10     (27,604)       --
                                       --------   --------   --------   --------    --------    --------
     Total net revenues                $167,793   $ 75,343   $  8,181   $ 16,362    $(27,604)   $240,075
                                       ========   ========   ========   ========    ========    ========

Operating income                       $ 22,916   $ 14,496   $  1,877   $  1,780    $   --      $ 41,069

Identifiable assets                    $307,120   $ 86,258   $ 10,204   $ 21,663    $   --      $425,245

Nine months ended December 31, 1995
Net revenues from unaffiliated         $253,257   $114,524   $ 16,084   $ 30,768    $   --      $414,633
  customers
Intersegment net revenues                37,980      6,478         32         75     (44,565)       --
                                       --------   --------   --------   --------    --------    --------
     Total net revenues                $291,237   $121,002   $ 16,116   $ 30,843    $(44,565)   $414,633
                                       ========   ========   ========   ========    ========    ========

Operating income                       $ 17,219   $ 22,328   $  3,626   $    659    $   --      $ 43,832

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 8.   Foreign Currency

In order to reduce the effects of foreign currency fluctuations on its results of operations, the Company, during the quarter ended December 31, 1996, began selectively utilizing forward foreign currency exchange contracts to hedge its exposure on certain intercompany transactions. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations in the normal course of business from the inception of the contract until its expiration. Realized gains and losses from these hedges are recognized as interest expense and other and are offset by corresponding foreign currency gains and losses on hedged transactions.

At December 31, 1996, the Company had foreign exchange contracts to purchase and sell approximately $20,700,000 in foreign currencies, primarily German Deutschmarks and British Pounds. The Company considers any potential gains and losses from these contracts to be immaterial.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in "Factors Affecting Future Performance" below at pages 20 to 25, as well as under the same heading in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 as filed with the Securities and Exchange Commission on July 1, 1996. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to such risks and uncertainties.

Net Revenues
                                                       December 31,       December 31,
                                                           1996               1995             % change
                                                   ------------------- ------------------ -----------------
Consolidated Net Revenues
     Three Months Ended                                $271,081,000       $240,075,000          12.9%
     Nine Months Ended                                 $480,975,000       $414,633,000          16.0%

North America Net Revenues
     Three Months Ended                                $146,928,000       $143,106,000           2.7%
        as a percentage of net revenues                       54.2%              59.6%
     Nine Months Ended                                 $271,169,000       $253,257,000           7.1%
        as a percentage of net revenues                       56.4%              61.1%

International Net Revenues
     Three Months Ended                                $124,153,000        $96,969,000          28.0%
        as a percentage of net revenues                       45.8%              40.4%
     Nine Months Ended                                 $209,806,000       $161,376,000          30.0%
       as a percentage of net revenues                        43.6%              38.9%

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

Overall, North American net revenues increased 2.7% for the three months ended December 31, 1996 compared to the same period last year. The mix of North American sales reflected the transition from the mature 16-bit cartridge market to products for 32-bit CD-Videogames, including the Sony PlayStation ("PlayStation") and Sega Saturn ("Saturn"), and the continued growth of the PC CD market. Total North American PC CD and CD-Videogame revenue increased $54,309,000 to $90,372,000 for the three months ended December 31, 1996 in comparison to the same period in the prior year, while 16-bit net revenues decreased $46,006,000, or 52.9%, to $40,955,000.

For the nine months ended December 31, 1996, North America net revenue increased $17,912,000 compared to the same period in the prior year due to the transition of sales mix to products for PC CD and CD-Videogames noted above. Net revenues from the sale of PC CD and CD-Videogame products increased $110,388,000 while sales of 16-bit products decreased $75,366,000 in comparison to the prior year. This net increase was partially offset by decreased Affiliated Label sales which include arrangements for the exclusive distribution of certain PC and 3DO products to two key accounts on behalf of third party publishers. As this program was initiated during the quarter ended June 30, 1995, Affiliated Label sales during the nine months ended December 31, 1995 included this initial sell in.

International net revenues increased 28.0% for the three months ended December 31, 1996 compared to the same period last year. The increase was primarily due to a 40.3% increase in European net revenues consisting of higher sales of PlayStation, PC CD and AL products. Total net revenues in Europe were $101,614,000 for the three months ended December 31, 1996 compared to $72,449,000 in the same period last year.

The increase in European net revenues was offset by a decrease in net revenue of $3,838,000 or 23.5% in Japan. Net revenues in Japan for the quarter ended December 31, 1996 were $12,514,000 compared to $16,352,000 for the corresponding period in the prior year. The decrease was primarily due to the delay in getting localized products into the market, the delay of J-League Soccer for the Nintendo 64 ("N64") and no significant sales of products for 16-bit platforms. Revenues in the current fiscal quarter were comprised primarily of sales from PlayStation and PC CD products compared to sales of 3DO and SNES products in the same period of the prior year.

For the three months ended December 31, 1996, sales in the South Asia Pacific region increased by 22.7% to $10,025,000 compared to $8,168,000 in the prior year due to increased sales of PlayStation and Affiliated Label CD titles offset by lower revenues on Sega Genesis ("Genesis") products.

International net revenues for the nine months ended December 31, 1996 increased $48,430,000, or 30.0%, in comparison to prior year. The increase resulted from the worldwide transition from 16-bit cartridge based systems to 32-bit CD-Videogame consoles and the continued growth of the PC CD market. For the nine months ended December 31, 1996 net revenues from the sales of 32-bit PC CD and CD-Videogame products increased $65,055,000 over all regions while sales of 16-bit products decreased $31,032,000 or 58.0% in comparison to the same period in the prior year. Though international revenues are expected to grow in fiscal 1997, they may not grow at as high a rate as in prior periods.


EA Studio Net Revenues:

32-bit Videogame Product Net Revenues
                                                          December 31,        December 31,
                                                              1996                1995           % change
                                                       ------------------- ------------------- -------------
     Three Months Ended                                    $96,050,000         $33,739,000        184.7%
      as a percentage of net revenues                            35.4%               14.0%
      Nine Months Ended                                   $177,368,000         $46,075,000        285.0%
       as a percentage of net revenues                           36.9%               11.1%

The Company released nine 32-bit CD-Videogame products during the quarter ended December 31, 1996 comprised of five for the PlayStation (Soviet Strike, FIFA Soccer 97, NHL 97, NBA Live 97, and Crusader: No Remorse) and four for the Saturn (NHL 97, Andretti Racing, PGA Tour Golf 97 and Crusader: No Remorse) compared to six PlayStation, five 3DO titles and three Saturn titles released in the same period last year. All 32-bit CD-Videogame revenues for the quarter ended December 31, 1996 were from sales of PlayStation and Saturn products. In the prior year, 21% of 32-bit CD-Videogame revenues for the quarter ended December 31, 1995 were derived from sales of products for the 3DO Interactive Multiplayer. The Company has no planned releases of 3DO games in fiscal 1997. The increase in sales of PlayStation and Saturn is attributable to the greater installed base of these 32-bit consoles.

For the nine months ended December 31,1996, total 32-bit Videogame revenue increased $131,293,000 compared to the same period in the prior year. The bulk of this increase was attributable to PlayStation sales which were $151,052,000, compared to $24,485,000 for the nine months ended December 31, 1995. Net revenues from the sales of other 32-bit products were $26,316,000 primarily from Sega Saturn in the current year compared to $21,590,000 primarily from 3DO Interactive Multiplayer in the prior year.

As mentioned above and elsewhere in this report, the increase in both absolute dollars and as a percentage of total net revenues attributable to CD-Videogame products reflects the market transition from 16-bit cartridge systems to 32-bit CD-Videogame platforms. The Company expects revenues from 32-bit CD-Videogame products to continue to grow in fiscal 1997, but as revenues for these products increase, the Company does not expect to maintain these growth rates.

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


Personal Computer-based CD Product Net Revenues
                                                          December 31,        December 31,
                                                              1996                1995           % change
                                                       ------------------- ------------------- -------------
     Three Months Ended                                    $73,156,000         $45,222,000         61.8%
       as a percentage of net revenues                           27.0%               18.9%
     Nine Months Ended                                    $139,393,000         $95,242,000         46.4%
       as a percentage of net revenues                           29.0%               23.0%

The Company released six new PC CD titles and two supplemental data disks for previously released titles in the quarter ended December 31, 1996, all for MS-DOS and Windows based personal computers, including FIFA Soccer 97, NBA Live
97, Privateer 2: The Darkening, and Syndicate Wars. In the same period last year, five PC titles and two titles for the Macintosh were released. The increase in sales of PC CD products is attributable to the growth in the PC market worldwide, growth in the sports category and the expansion of the Company's direct distribution worldwide. The primary increase in PC CD sales was in North America and Europe which increased $20,342,000 and $8,327,000, respectively, for the three months ended December 31, 1996 in comparison to the same period last year. Though PC CD revenue is expected to grow in fiscal 1997, it is not expected to grow at as high a rate as in prior periods.

16-bit Videogame Product Net Revenues                     December 31,        December 31,
                                                              1996                1995           % change
                                                       ------------------- ------------------- -------------
     Three Months Ended                                    $56,770,000        $125,183,000       (54.7%)
       as a percentage of net revenues                           20.9%               52.1%
     Nine Months Ended                                     $81,704,000        $188,102,000       (56.6%)
       as a percentage of net revenues                           17.0%               45.3%

The Company released six new 16-bit videogames, including three for the Super Nintendo Entertainment System ("SNES") and three for the Genesis, during the quarter ended December 31, 1996. Genesis cartridge sales were $35,093,000 for the three months ended December 31, 1996 compared to $82,115,000 for the same period in the prior year when six titles were released. SNES sales were $21,677,000 for the three months ended December 31, 1996 compared to $43,068,000 for the same period last year. Three SNES titles were released in the third quarter of fiscal 1996.

Genesis cartridge sales were $58,292,000 for the nine months ended December 31, 1996 compared to $130,819,000 for the same period in the prior year. SNES sales were $23,412,000 for the nine months ended December 31, 1996 compared to $57,283,000 for the same period in the prior year.

The Company's net revenues derived from 16-bit videogames declined 54.7% during the third quarter of fiscal 1997 and 56.6% for the nine months ended December 31, 1996 compared to the same periods in the prior year. As discussed above and in prior filings, the installed base of 32-bit videogame consoles has increased, sales of 16-bit videogame hardware and related software have significantly declined and are expected to continue to do so for the remainder of fiscal 1997 and in fiscal 1998. For the nine months ended December 31, 1996, the Company released a total of nine new titles for the 16-bit videogame consoles in comparison to seventeen titles in the same period last year. The Company's current year releases were comprised of key sports titles targeted for holiday season release. The Company has no planned releases of 16-bit videogames for the remainder of fiscal 1997.

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

License/OEM Net Revenues
                                                          December 31,        December 31,
                                                              1996                1995           % change
                                                       ------------------- ------------------- -------------
     Three Months Ended                                    $7,919,000          $7,978,000          (0.7%)
       as a percentage of net revenues                           2.9%                3.3%
     Nine Months Ended                                    $16,368,000         $20,001,000         (18.2%)
       as a percentage of net revenues                           3.4%                4.8%

The slight decrease in license/OEM net revenues for the three months ended December 31, 1996 compared to the same period last year was primarily due to increased licensing activities in Europe offset by a decline in North America related to the transition to developing strategic partnerships with certain hardware companies in the United States. The decrease in license/OEM net revenues for the nine months ended December 31, 1996 compared to the same period last year was primarily a result of a decrease in the distribution of its products through OEM's in the United States.


Other Net Revenues
                                                          December 31,        December 31,
                                                              1996                1995            % change
                                                       ------------------- -------------------- --------------
    Three Months Ended                                       $120,000           $3,729,000         (96.8%)
      as a percentage of net revenues                            0.1%                 1.6%
     Nine Month Ended                                        $377,000           $8,059,000         (95.3%)
       as a percentage of net revenues                           0.0%                 2.0%

Other revenues include sales of products for Sega 32X, Nintendo Gameboy, Sega GameGear, and floppy-disk PC titles. The Company does not plan to release any new titles for currently existing hand-held equipment, the Sega 32X or on floppy-disks and accordingly, revenues for these platforms are not expected to be significant.

Affiliated Label Net Revenues
                                                          December 31,        December 31,
                                                              1996                1995           % change
                                                       ------------------- ------------------- -------------
     Three Months Ended                                    $37,066,000         $24,224,000         53.0%
       as a percentage of net revenues                           13.7%               10.1%
     Nine Months Ended                                     $65,765,000         $57,154,000         15.1%
       as a percentage of net revenues                           13.7%               13.8%

The increase in Affiliated Label net revenues for the three months ended December 31, 1996 compared to the prior year period reflects higher sales of AL products in Europe offset by a decrease in North America. Europe Affiliated Label revenue for the three months ended December 31, 1996 increased to $19,548,000 from $6,519,000 in the prior year primarily due to the release of the first key title for the Sony PlayStation under an exclusive international distribution agreement with Twentieth Century Fox Home Entertainment. The decrease in North America AL revenue is attributable to the loss of a significant affiliate at the end of the second quarter of fiscal 1997.

The increase in Affiliated Label net revenues for the nine months ended December 31, 1996 compared to the prior year reflects the increase in Europe Affiliated Label revenue partially offset by a decrease in revenues associated with two exclusive distribution arrangements for certain PC and 3DO products to key accounts on behalf of other third party publishers in North America and the loss of an affiliate noted above.

Cost of Goods Sold
                                                          December 31,        December 31,
                                                              1996                1995            % change
                                                       ------------------- -------------------- --------------
     Three Months Ended                                      $135,529,000         $127,014,000        6.7%
       as a percentage of net revenues                              50.0%                52.9%
     Nine Months Ended                                       $239,473,000         $217,737,000       10.0%
       as a percentage of net revenues                              49.8%                52.5%

The decrease in costs of goods sold as a percentage of net revenues, for the three and nine months ended December 31, 1996, compared to the same periods last year was primarily due to the increase in sales of higher margin PC CD and CD-Videogame titles compared to lower margin 16-bit cartridge products. The higher margins were partially offset by higher professional, celebrity and manufacturing royalties.

Marketing and Sales
                                                          December 31,        December 31,
                                                              1996                1995           % change
                                                       ------------------- ------------------- --------------
     Three Months Ended                                   $33,816,000         $30,914,000           9.4%
       as a percentage of net revenues                          12.5%               12.9%
     Nine Months Ended                                    $67,100,000         $57,477,000          16.7%
       as a percentage of net revenues                          13.9%               13.9%

The increase in marketing and sales expenses was primarily attributable to increased TV advertising for titles released in the current quarter and the continued expansion of the Company's worldwide distribution business. The increase also reflected new sales and distribution offices in the international market, including New Zealand, Singapore, Sweden and South Africa.

General and Administrative
                                                          December 31,        December 31,
                                                              1996                1995           % change
                                                       ------------------- ------------------- --------------
     Three Months Ended                                    $12,184,000         $10,699,000          13.9%
       as a percentage of net revenues                            4.5%                4.5%
     Nine Months Ended                                     $31,941,000         $24,212,000          31.9%
       as a percentage of net revenues                            6.6%                5.8%

The increase in general and administrative expenses for the three months ended December 31, 1996 compared to the same period last year was primarily attributable to additional headcount and facility related expenses reflecting the expansion of the Company's offices worldwide. The increase in general and administrative expenses for the nine months ended December 31, 1996 compared to the prior period last year resulted primarily from additional bad debt expense related to potentially uncollectible receivables from a customer who filed for bankruptcy during the quarter ended September 30, 1996. In addition, general and administrative costs increased due to the opening of additional international offices.

Research and Development
                                                          December 31,        December 31,
                                                              1996                1995           % change
                                                       ------------------- ------------------- --------------
     Three Months Ended                                    $33,769,000         $30,379,000          11.2%
       as a percentage of net revenues                           12.4%               12.7%
     Nine Months Ended                                     $87,818,000         $71,375,000          23.0%
       as a percentage of net revenues                           18.3%               17.2%

The increase in research and development expenses for the three and nine months ended December 31, 1996 was primarily due to higher average development costs for CD-based products than for cartridge products. Additionally, for the nine months ended December 31, 1996, reserves against artists advances and depreciation expense increased compared to the prior year.


Operating Income
                                                          December 31,        December 31,
                                                              1996                1995           % change
                                                       ------------------- ------------------- --------------
     Three Months Ended                                   $55,783,000         $41,069,000          35.8%
       as a percentage of net revenues                          20.6%               17.1%
     Nine Months Ended                                    $54,643,000         $43,832,000          24.7%
       as a percentage of net revenues                          11.4%               10.6%

Operating income increased for the three and nine months ended December 31, 1996 compared to the same periods last year due to higher revenues and increased gross profit margins, partially offset by higher operating expenses related to international expansion and higher development costs on CD-based products.

Interest and Other Income, Net

                                                          December 31,        December 31,
                                                              1996                1995           % change
                                                       ------------------- ------------------- --------------
     Three Months Ended                                     $908,000          $2,522,000        (64.0%)
       as a percentage of net revenues                          0.3%                1.1%
     Nine Months Ended                                    $8,904,000          $4,803,000          85.4%
       as a percentage of net revenues                          1.9%                1.2%

Interest and other income decreased for the three months ended December 31, 1996 compared to the prior year due to foreign exchange losses and the non-recurring prior year gain on sale of property and equipment offset by gains on sales of marketable securities of $1,244,000. For the three months ended December 31, 1996, the Company incurred $878,000 in foreign exchange losses related to the settlement of intercompany balances. As discussed at Note 8 in Item 1 of this filing, the Company began utilizing foreign exchange contracts to hedge against foreign currency fluctuations on certain intercompany transactions.

Interest and other income, net, increased for the nine months ended December 31, 1996 compared to the same period last year primarily due to gains on sales of marketable securities of $6,700,000, offset by the prior year gains on sales of property and equipment noted above.

Income Taxes

                                                          December 31,        December 31,
                                                              1996                1995           % change
                                                       ------------------- ------------------- --------------
     Three Months Ended                                   $20,013,000         $13,705,000          46.0%
       effective tax rate                                       35.3%               31.4%
     Nine Months Ended                                    $22,241,000         $15,320,000          45.2%
       effective tax rate                                       35.0%               31.5%

The Company's effective tax rate increased for the three and nine months ended December 31, 1996 due to the impact of the current year operating loss reported in Japan by Electronic Arts Victor ("EAV") for which no benefit was provided.


Minority Interest in Consolidated Joint Venture

                                                          December 31,        December 31,
                                                              1996                1995           % change
                                                       ------------------- ------------------- --------------
     Three Months Ended                                             -          ($620,000)         100.0%
       as a percentage of net revenue                            0.0%              (0.3%)
     Nine Months Ended                                     $1,291,000          ($256,000)         604.3%
       as a percentage of net revenue                            0.3%              (0.1%)

EAV is sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI"), (formerly Victor Musical Industries, Inc.) a wholly owned subsidiary of Victor Company of Japan, Limited. The minority interest represents VEI's 35% interest in EAV. No minority interest in EAV was recorded for the losses generated in the three months ended December 31, 1996 as VEI's interest in the net equity of EAV has fallen below zero. Minority interest for the nine months ended December 31, 1996 reflects higher reported losses for EAV compared to the same periods in the prior year.

Net Income
                                                          December 31,        December 31,
                                                              1996                1995           % change
                                                       ------------------- ------------------- --------------
     Three Months Ended                                    $36,678,000         $29,266,000          25.3%
       as a percentage of net revenue                            13.5%               12.2%
     Nine Months Ended                                     $42,597,000         $33,059,000          28.9%
       as a percentage of net revenue                             8.9%                8.0%

The increase in net income as compared to the prior year period was primarily related to higher revenues, other income and gross profit margins partially offset by higher operating expenses.

Liquidity and Capital Resources

As of December 31, 1996, the Company's working capital was $242,860,000 compared to $199,713,000 at March 31, 1996. Cash and short-term investments increased by approximately $29,344,000 for the nine months ended December 31, 1996 as the Company received $18,092,000 of cash from operations an,000 in capital expenditures offset by proceeds from the sale of marketable securities and the exercise of stock options.

Reserves for bad debts and sales returns increased from $27,569,000 at March 31, 1996 to $50,935,000 at December 31, 1996. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

Inventory levels at December 31, 1996 increased $3,973,000 compared to March 31, 1996 as a result of increases in European inventory to accommodate growth throughout the region and increases of PC CD and CD-Videogame inventories in North America.

In connection with the Company's purchases of Sony products to be distributed in Japan, Sony of Japan requires cash deposits totaling one-third of purchase orders. In lieu of letters of credit, EAV utilizes a line of credit to fund these deposits, purchases of Sony products and other operating requirements. At December 31, 1996, EAV had approximately $8,600,000 outstanding on this line.

The Company's principal source of liquidity is $177,327,000 in cash and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements for the foreseeable future.

Factors Affecting Future Performance

Future operating results of the Company depend upon many factors and are subject to various risks and uncertainties. Some of those important risks and uncertainties which may cause the Company's operating results to vary or which may materially and adversely affect EA's operating results are as follows:

The Industry and Competition. The interactive software business has historically been a volatile and highly dynamic industry affected by changing technology, limited hardware platform life cycles, hit products, competition, component supplies, seasonality, consumer spending and other economic trends. The business is also intensely competitive. A variety of companies offer products that compete directly with one or more of the Company's products. These direct competitors vary in size from very small companies to companies with financial, managerial and technical resources comparable to or greater than those of the Company. Typically, the Company's chief competitor on dedicated game platforms is the hardware manufacturer/ licensor itself, to which the Company must pay royalties and, in the case of Sony and Nintendo, manufacturing charges. For example, Sony has aggressively launched sports product lines that directly compete with the Company's sports products on the PlayStation. Additionally, new entrants in the interactive entertainment and multimedia industries, such as cable television, telephone and diversified media and entertainment companies, and a proliferation of new technologies, such as on-line networks and the Internet, are making market forecasting and prediction of financial results increasingly difficult for the Company. For example, as the Company increases its share of the PC CD market, the potential for competition with companies such as Microsoft increases.

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

Development. Product development schedules, particularly for new hardware platforms and high-end multimedia PC's, are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process associated with development for new technologies. CD products frequently include more content and are more complex, time-consuming and costly to develop than cartridge products and, accordingly, cause additional development and scheduling risk. For example, in fiscal 1996, John Madden Football 96 and NHL Hockey 96 for the Sony PlayStation did not ship at all due to significant delays in development that made the delayed completion date untimely for these products. In addition, Dungeon Keeper was originally scheduled to ship in the quarter ending June 30, 1996 but it is now expected to ship in the quarter ending June 30, 1997 due to continued development delays. Likewise, J-League Soccer for the N64 in Japan did not ship as scheduled. Because of the increased cost of CD product development, write-offs of advance payments made to outside artists for discontinued or unsuccessful products have increased and may continue to increase.

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

Platform Changes. A large portion of the Company's revenues are derived from the sale of products designed to be played on proprietary videogame platforms such as the PlayStation, Sega Saturn, SNES and Sega Genesis. The interdependent nature of the Company's business and that of its hardware licensors brings significant risks to the Company's business. The success of the Company's products is significantly affected by market acceptance of the new videogame hardware systems and the life span of older hardware platforms, and the
Company's ability to accurately predict these factors with respect to each platform. In many cases, the Company will have expended a large amount of development and marketing resources on products designed for new videogame systems (such as the PlayStation and Sega Saturn) which may not continue to grow or continued product development for older hardware platforms that may have shorter life cycles than the Company expected. Conversely, if the Company does not choose to develop for a platform that achieves significant market acceptance, or discontinues development for a platform that has a longer life cycle than expected, the Company's revenue growth may be adversely affected. For example, the Company currently plans only one product release for the N64, which appears to be achieving initial market acceptance in the U.S.

The Company believes that investment in products for the 32-bit market, including both PC CD and CD-Videogame platforms, particularly the Sony PlayStation, is strategically important and the Company is therefore continuing its aggressive development activities for these platforms. Although the PlayStation has had significant market acceptance in all geographic territories to date, there can be no assurance that its growth will continue at the present rate. Also, the introduction and market acceptance of the N64 may have a negative impact on the growth rate and acceptance of 32-bit CD-Videogames. In addition, the Company's revenues and earnings are dependent on its ability to meet its product release schedule and its failure to meet those schedules could result in revenues and earnings below anticipated levels for the remainder of its current fiscal year.

Hardware Companies. The Company's contracts with hardware licensors, which are also some of the Company's chief competitors, often grant significant control to the licensor over the approval and manufacturing of, and in certain cases supply of key components for, the manufacturing of the Company's videogame products on both CD and cartridge formats. This fact could, in certain circumstances, leave the Company unable to get its products manufactured and shipped to customers. In most events, control of the approval, manufacturing and supply process by hardware companies increases both the manufacturing lead times and the expense to the Company over the lead times and costs that the Company could achieve independently. For example, the Company has experienced delays in the approval and manufacturing of Sony PlayStation products which caused delays in shipping those products. The results of future periods may be affected by similar delays. Finally, the Company's contracts with its hardware licensors often require the Company to take significant risks in holding or prepaying for its inventory of products or components.

Revenue and Expenses. A substantial majority of the revenue of the Company in any quarter typically results from orders received in that quarter and products introduced in that quarter. The Company's expenses are based, in part, on development of products to be released in the future. Certain overhead and product development expenses do not vary directly in relation to revenues. As a result, the Company's quarterly results of operations are difficult to predict, and small delays in product deliveries may cause quarterly revenues, operating results and net income to fall significantly below anticipated levels. The Company typically receives orders shortly before shipments, making backlog an unreliable indicator of quarterly results. A shortfall in shipments at the end of any particular quarter may cause the results of that quarter to fall significantly short of anticipated levels. Additionally, nearly all of the anticipated fourth quarter product releases are expected to be shipped in the latter half of the quarter which, with the development and manufacturing risks disclosed above, increases the risk that some of these products will not ship during the quarter. In addition, due in part to the volume of products introduced into the market and the short shelf life of most products, there is increasing pressure from retailers to offer price protection and accept returns of retailers' excess inventory.

Foreign Sales and Currency Fluctuations. For the nine months ended December 31, 1996, international net revenues increased by 30% or $48,430,000 in comparison to the prior year and comprise 44% of total consolidated net revenues. The Company expects that foreign sales will continue to account for a significant portion of net revenues in future periods. Foreign sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other barriers. There can be no assurance that these or other factors will not have an adverse effect on the Company's future operating results.

Given the significant international mix of sales, which are primarily made in local currencies, the Company believes that currency fluctuations could have an adverse effect on the Company's results of operations.

Film and Videotape. The Company produces film and videotape to include in certain products pursuant to agreements between certain of the Company's subsidiaries with the Screen Actors Guild (SAG), the American Federation of Television and Radio Actors (AFTRA) and the British Actors Equity Association. However, the costs of video production are significantly higher than for software production, and for products which include a substantial amount of video, such as certain interactive movies, the costs of producing the video component is significantly higher than the cost of developing the software component. For example, the film component of Wing Commander IV cost approximately $8.0 million. Accordingly, more units of such products must be sold to recoup the development and production costs. While Wing Commander IV has sold sufficient units to recoup the full costs of development, there can be no assurances that other products including significant film or videotape components will be commercially successful enough to recoup development costs. During fiscal year 1997 the Company released one product with significant video content. In addition, the Company's agreements with SAG and AFTRA expire in June 1997, and there can be no assurances that the Company will be able to renegotiate favorable terms.

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

Fluctuations in Stock Price. Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. As a result of the factors discussed in this quarterly report and other factors that may arise in the future, the market price of the Company's common stock may be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer, software, entertainment, media or electronics industries or the securities markets in general. For example, during the most recently completed fiscal year, the price per share of the Company's common stock ranged from $20.13 to $41.75 and in the first nine months of the current fiscal year ranged from $24.75 to $39.13.

Rapid Technological Change. The interactive software industry has recently undergone another significant change due in part to the introduction or planned introduction of new hardware platforms, as well as remote and electronic delivery systems. The new generation of systems are based on 32-bit and 64-bit microprocessors that incorporate dedicated graphics chipsets. Many of these systems utilize CD-ROM drives. Sony and Sega each began distribution of their next generation hardware systems (named the "PlayStation" and "Saturn", respectively) in Japan during the quarter ended December 1994. Sega began limited shipment of the Saturn in North America in May 1995 and Sony began shipping the PlayStation in North America in September 1995. Nintendo shipped the N64 in Japan in June 1996 and began shipping the N64 in North America in September of 1996. In December 1995, 3DO Company licensed its 64-bit M2 technology to Matsushita Electric Industrial Co. Ltd.

         As compact discs have emerged as the preferred medium for interactive entertainment, education, and information software, the Company has continued its investment in the development of CD-ROM tools and technologies and has more than 30 titles in development for CD-ROM platforms, including MS-DOS and Windows-based PC's, the PlayStation and the Sega Saturn. Most of these products will be convertible for use on multiple advanced hardware systems. As a result, the Company's new product releases in its current fiscal year have been primarily for 32-bit platforms, and to a lesser degree for 16-bit videogame systems. Additionally, the Company has no planned releases of 16-bit titles for the remainder of Fiscal 1997. However, the transition from 16-bit cartridge-based game machines to the advanced systems described above may continue to adversely affect the near term financial results of the Company.

The 3DO Company. The Company currently owns approximately 9.0% of the common stock of 3DO. There can be no assurance that 3DO as a company will be successful. Because of the Company's equity stake in and historical association with 3DO, a material adverse effect on the business or prospects of 3DO or a substantial adverse change in the stock price of 3DO could have a material adverse effect on the Company's stock price. At December 31, 1996, the price of 3DO stock had declined to $5.125.

Marketing and Distribution. As discussed above, the videogame business has become increasingly "hits" driven, requiring significantly greater expenditures for advertising, particularly for television advertising. There can be no assurance that the Company will continue to produce hit products or that advertising expenditures will increase sales sufficiently to recoup the advertising expenditures.

         The Company has stock-balancing programs for its PC products (whether provided on floppy-disk or CD-ROM) that, under certain circumstances and up to a specified amount, allow for the exchange of PC products by resellers. The Company also typically provides price protection for its PC, 16-bit and 32-bit videogame system products that, under certain conditions, allows the reseller a price reduction from the Company for unsold products. The Company maintains a policy of exchanging products or giving credits, but does not give cash refunds. The risk of price protection requirements is increasing as a result of the maturing and the increasingly hit-based nature of the 16-bit video cartridge market. Moreover, the risk of product returns may increase as new hardware platforms become more popular or market factors force the Company to make changes in its distribution system. The Company monitors and manages the volume of its sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. The Company believes that it provides adequate reserves for returns and price protection which are based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors, and that its current reserves will be sufficient to meet return and price protection requirements for the foreseeable future. However, there can be no assurance that actual returns or price protection will not exceed the Company's reserves. See Revenue and Expenses, above.

         The distribution channels through which consumer software products are sold have been characterized by change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. The development of remote and electronic delivery systems will create further changes. The bankruptcy or other business difficulties of a distributor or retailer could render Electronic Arts' accounts receivable from such entity uncollectible, which could have an adverse effect on the operating results and financial condition of the Company. For example, the Company recorded $2,300,000 in bad debt expense related to potentially uncollectible receivables from a customer which filed for bankruptcy in the quarter ended September 30, 1996. In addition, an increasing number of companies are competing for access to these channels. Electronic Arts' arrangements with its distributors and retailers typically may be terminated by either party at any time without cause. Distributors and retailers often carry products that compete with those of the Company. Retailers of Electronic Arts' products typically have a limited amount of shelf space and promotional resources for which there is intense competition. There can be no assurance that distributors and retailers will continue to purchase Electronic Arts' products or provide Electronic Arts' products with adequate levels of shelf space and promotional support.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is subject to pending claims. Management, after review and consultation with counsel, considers that any liability from the disposition of such claims in the aggregate would not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits - The following exhibits are filed as part of this report:

Number       Exhibit Title
------       -------------
10.35 Lease Agreement by and between Registrant and Donald Mattrick dated October 16, 1996.

(b) No reports on Form 8-K were filed by the Registrant during the three months ended December 31, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ELECTRONIC ARTS INC.
                              (Registrant)






                              /s/ E. STANTON MCKEE
                              --------------------
DATED:                        E. STANTON MCKEE
February 13, 1997             Senior Vice President and
                              Chief Financial and Administrative Officer
                              (Duly authorized officer)

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996


                                  EXHIBIT INDEX



EXHIBIT
NUMBER   EXHIBIT TITLE                                                     PAGE
------   -------------                                                     ----

10.35    Lease Agreement by and between Registrant and Don Mattrick         29
         dated October 16, 1996.