Form 10-K
period 1997-03-31
ELECTRONIC ARTS INC
filed 1997-06-23
CIK 712515

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the Fiscal Year Ended March 31, 1997

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ___ to ___

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, HELD BY NON-AFFILIATES OF THE REGISTRANT ON JUNE 3, 1997 WAS $1,305,458,993.

AS OF JUNE 3, 1997, THERE WERE 54,239,439 SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of Registrant's definitive proxy statement (the "Proxy Statement") for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

This report consists of 56 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 56.

                              ELECTRONIC ARTS INC.
                          1997 FORM 10-K ANNUAL REPORT

                                Table of Contents
                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.  Business                                                              3

Item 2.  Properties                                                           17

Item 3.  Legal Proceedings                                                    18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 4A. Executive Officers of the Registrant                                 19


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholders
         Matters                                                              22

Item 6.  Selected Financial Data                                              23

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            24

Item 8.  Financial Statements and Supplementary Data                          32

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosures                                                47


                                    PART III

Item 10. Directors and Executive Officers of the Registrant                   48

Item 11. Executive Compensation                                               48

Item 12. Security Ownership of Certain Beneficial Owners and Management       48

Item 13. Certain Relationships and Related Transactions                       48


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K     49

Signatures                                                                    54

Exhibit Index                                                                 56

                                     PART I

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 ("BUSINESS") AND ITEM 7 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") CONTAINS FORWARD LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES DISCUSSED IN "FACTORS AFFECTING FUTURE PERFORMANCE" BELOW AT PAGES 29 TO 31. ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD LOOKING STATEMENT DUE TO SUCH RISKS AND UNCERTAINTIES.

ITEM 1:  BUSINESS

OVERVIEW

     Electronic Arts' predecessor was incorporated in California in 1982. In September 1991, Electronic Arts was reincorporated under the laws of Delaware. Unless otherwise indicated, the "Company" or "Electronic Arts," refers to Electronic Arts Inc., a Delaware corporation, its California predecessor and its wholly-owned and majority-owned subsidiaries. Electronic Arts' principal executive offices are located at 1450 Fashion Island Boulevard, San Mateo, California 94404. Its telephone number is (415) 571-7171.

     Electronic Arts creates, markets and distributes interactive entertainment software for a variety of hardware platforms. As of March 31, 1997, the Company marketed approximately 117 titles developed and/or published under one of its brand names, including older titles marketed as "Classics" or "Publisher's Choice." The Company also distributed approximately 51 additional titles developed by other software publishers ("Affiliated Labels") in North America and over 1,000 Affiliated Label titles in the rest of the world. As of March 31, 1997, the Company had developed 53 titles that had each generated life-to-date net revenues in excess of $10,000,000. Since its inception, the Company has developed products for 36 different computer hardware platforms, including the following: IBM PC-CD and compatibles, Amiga, 8-bit Nintendo Entertainment System (the "NES"), 16-bit Sega Genesis video game system (the "Genesis"), 16-bit Super Nintendo Entertainment System (the "SNES"), Sega CD-ROM (Compact Disc-Read Only Memory) peripheral device, Macintosh CD, 3DO Interactive Multiplayer, the PlayStation ("PlayStation"), the Sega Saturn ("Saturn") and the Nintendo 64 ("N64"). The Company's fiscal 1997 product releases were primarily for PC-CD and 32-bit video game platforms and to a lesser degree 16-bit and N64 cartridge products. As of March 31, 1997, the Company was developing products for 5 different hardware platforms.

         The Company's product development methods and organization are modeled on those used in the entertainment industry, and the Company markets its products with techniques borrowed from other entertainment companies such as record producers, magazine publishers and video distributors. Company employees called "producers," who are each responsible for the development of one or more products, oversee product development and direct teams comprised of both Electronic Arts employees and outside contractors. Electronic Arts' designers regularly work with celebrities and organizations in sports, entertainment and other areas to develop products that provide gaming experiences that are as realistic and interactive as possible. Celebrities and organizations with whom the Company has had contracts include: FIFA, ROAD & TRACK, John Madden, Shaquille O'Neal, the National Basketball Association, the PGA TOUR, the Pebble Beach Company and the National Hockey League. The Company maintains development studios in California, Canada, United Kingdom, Texas, Japan, Washington and Maryland.

     The Company invests in the creation of state-of-the-art software tools and utilities that are then used in product development. These tools allow for more cost-effective product development and the ability to more efficiently convert products from one hardware platform to another. The Company has also made investments in new facilities and equipment to facilitate the creation and editing of digital forms of video and audio recordings and product development efforts for new hardware platforms.

     Additionally, the Company produces film, videotape and audio recordings to include in its products. Two of the Company's subsidiaries, Electronic Arts Productions Inc. (d/b/a Crocodile Productions) and Electronic Arts Productions Ltd., have signed agreements with the Screen Actors Guild ("SAG") and American Federation of Television and Radio Artists ("AFTRA") in the United States and with British Actors Equity Association ("Equity") in the UK, respectively, giving the Company access to a wide range of talent for use in Company-produced film and video for inclusion in the Company's products. See Factors Affecting
                                                            -----------------
Future Performance - Film and Videotape at page 30.
---------------------------------------

     Electronic Arts distributes its products and those of its Affiliated Labels primarily by direct sales to retail chains and outlets in the United States and Europe. In Japan and the South Asia Pacific region, the Company distributes products both directly to retailers and through third party distributors. The Company's products are available in over 52,000 retail locations worldwide. In fiscal 1997, approximately 46% of the Company's net revenues were generated by international operations, compared to 42% and 32% in fiscal 1996 and fiscal 1995, respectively.

INVESTMENTS AND JOINT VENTURES

         Acquisitions
         ------------

         On June 4, 1997, the Company entered into a definitive agreement to merge with Maxis, Inc. ("Maxis"), a California-based interactive software developer. Under the proposed transaction, approximately 4.1 million shares of Electronic Arts' stock will be exchanged for all outstanding Maxis common stock. The transaction, which is anticipated to be completed in the quarter ended September 30, 1997, will be accounted for as a pooling of interests.

         Investments
         -----------

         The Company has made investments as part of its overall strategy and currently holds minority equity interests in several companies, including NovaLogic, Inc., Tiburon Entertainment, Firaxis Software, Inc., Stormfront Studios, Mpath Interactive, Accolade, Inc. and The 3DO Company ("3DO"). See Factors Affecting Future Performance - Investment In Affiliates at page 31.
---------------------------------------------------------------

         Joint Ventures
         --------------

     The Company has a majority interest in a joint venture corporation, Electronic Arts Victor Inc. ("EAV") for the development and distribution of entertainment software products in Japan as well as certain Asian countries. See
Note 10 of the Notes to the Consolidated Financial Statements, included in Item 8 hereof.

     The Company and Capital Cities/ABC, Inc. formed a joint venture company in December 1994, Creative Wonders, LLC (formerly ABC/EA Home Software, LLC), to develop and publish children's edutainment and interactive entertainment titles as well as reference products. The Company currently distributes Creative Wonders' products as one of the Company's Affiliated Labels. See Note 10 of the Notes to the Consolidated Financial Statements included in Item 8 hereof.

MARKET

     Historically, no hardware platform or system has achieved long-term dominance in the interactive entertainment market. This phenomenon has resulted in the Company developing products at one time or another for 36 different hardware platforms. Today, the competition in the market for hardware platforms has intensified. In fiscal 1997, the hardware market completed the transition from 16-bit video game platforms to next generation Sony and Sega 32-bit systems and saw the introduction of the Nintendo 64-bit video game system. In addition, the installed base of multimedia-enabled home computers has continued to grow as prices have declined and the quality and choices of software have increased dramatically . The Company develops and publishes products for multiple platforms, and this diversification continues to be a cornerstone of the Company's strategy.

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

     Video game systems have likewise changed significantly over time. In 1986 and 1987, Nintendo Co., Ltd. ("Nintendo") and Sega Enterprises, Ltd. ("Sega"), respectively, introduced 8-bit video game systems that, compared to existing general-purpose computer systems available at the time, were low in price, easy to use and had more sophisticated audio-video capabilities. In late 1989, Sega began shipping its Genesis system, a more powerful 16-bit video game system. In August 1991, Nintendo introduced its 16-bit SNES video game system. In late 1992, Sega introduced the Sega CD-ROM drive as an add-on peripheral to its Genesis system.

     The interactive software industry has recently undergone another significant change due in part to the introduction of new hardware platforms, as well as remote and electronic delivery systems. The new generation of systems are based on 32-bit and 64-bit microprocessors that incorporate dedicated graphics chipsets. Many of these systems utilize CD-ROM drives. The Company began development of 32-bit software products over five years ago by creating the original software development system for the first of these advanced products, the 3DO Interactive Multiplayer ("3DO"), which was introduced in calendar year 1993. Sega and Sony each began distribution of their next generation hardware systems (named the "Saturn" and "PlayStation," respectively) in Japan during the quarter ended December 1994. Sega began limited shipment of the Saturn in North America in May 1995 and Sony began shipping the PlayStation in North America in September 1995.

     In June 1996, Nintendo shipped the N64 in Japan and subsequently introduced the system in North America in September 1996. The N64 is a cartridge-based video game platform which uses a 64-bit microprocessor. Additionally, Matsushita is developing a next generation hardware system based on the 64-bit M2 technology licensed from 3DO.

     New entrants in the interactive entertainment and multimedia industries, such as cable television, telephone and diversified media and entertainment companies, and a proliferation of new technologies, such as on-line networks and the Internet may increase the competition in the markets in which the Company competes. The Company's new product releases in its 1998 fiscal year will be primarily for the IBM PC-CD and compatibles and 32-bit video game platforms, including the Sony PlayStation and the Sega Saturn. The Company is also scheduled to release one N64 product and two on-line network gaming products during fiscal 1998. See Factors Affecting Future Performance - The Industry and
                        -------------------------------------------------------
Competition at page 29.
-----------

     The early investment in products for the 32-bit market, including both Compact Disk personal computer ("PC-CD") and CD-dedicated video game ("CD-video game") platforms, has been strategically important in positioning the Company for the current generation of 32-bit machines. The Company believes that such investment continues to be important and will continue aggressive development activities for 32-bit and 64-bit platforms. Although the PlayStation has achieved significant market acceptance in all geographical territories, there can be no assurance that its growth will continue at the present rates, particularly with the introduction of N64 by Nintendo. The introduction and market acceptance of the N64, particularly in North America, may adversely impact the growth rate of the 32-bit CD-video game platforms. While the Company has a broad range of products available, the Company will not ship products for the N64 in any significant quantities until calendar year 1998. In addition, the Company's revenues and earnings are dependent on its ability to meet its product release schedule and its failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations for the fiscal year, and in particular the first quarter of fiscal 1998. See Factors Affecting
                                                              -----------------
Future Performance - Development and Platform Changes, respectively, at page
------------------------------------------------------
29.

COMPETITION

     See Factors Affecting Future Performance - The Industry and Competition at
         -------------------------------------------------------------------
page 29.

RELATIONSHIPS WITH SIGNIFICANT HARDWARE PLATFORM COMPANIES

     Sony
     ----

     In fiscal 1997, approximately 30% of the Company's net revenues were derived from sales of software for the PlayStation compared to 9% in fiscal 1996. PlayStation products were first released during the second quarter of fiscal 1996. During fiscal 1997, the Company released fourteen PlayStation games compared to thirteen in fiscal 1996. Among these releases were Madden Football
                                                               ---------------
'97, Soviet Strike, NBA Live '97, FIFA Soccer '97 and NHL '97. The volume of
---  -------------  ------------  ---------------     -------
sales of PlayStation products significantly increased in fiscal 1997 due to the increase in the installed base of PlayStation consoles worldwide and the quality and timely release of the Company's key franchise titles. Although revenues from the sales of PlayStation products in fiscal 1998 are expected to continue to grow, the Company does not expect to maintain these growth rates. See Factors
                                                                      -------
Affecting Future Performance - Development at page 29.
------------------------------------------

     Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America in July 1994 (the "Sony Agreement"), as amended, the Company is authorized to develop and distribute CD-based software products compatible with the PlayStation. Pursuant to the Sony Agreement, the
Company engages Sony to supply its PlayStation CDs for distribution by the Company. Accordingly, the Company has limited ability to control its supply of PlayStation CD products or the timing of their delivery. See Factors Affecting
                                                             -----------------
Future Performance - Hardware Companies at page 30.
---------------------------------------

     In connection with the Company's purchases of Sony products to be distributed in Japan, Sony of Japan requires cash deposits totaling one-third of the purchase orders. At March 31, 1997, EAV had no outstanding deposits to Sony. EAV utilizes a line of credit to fund these deposits and other operating needs. At March 31, 1997, EAV had an outstanding balance on this line of approximately $4,024,000.

         Nintendo
         --------

     During the fourth quarter of fiscal 1997, the Company released one product for the N64, FIFA Soccer 64. In fiscal 1997, approximately 3% of the Company's
             --------------
net revenues were derived from the sale of N64 products. In March 1997, the Company signed a licensing agreement with Nintendo (the "N64 Agreement") to develop, publish and market certain sports products for the N64. Due to the development time necessary for these products, the Company does not anticipate shipping products for the N64 in any significant quantities until calendar year 1998.

     Under the terms of the N64 Agreement, the Company engages Nintendo to manufacture its N64 cartridges for distribution by the Company. Accordingly, the Company has limited ability to control its supply of N64 cartridges or the timing of their delivery. A shortage of microchips or other factors outside the control of the Company could impair the Company's ability to obtain an adequate supply of cartridges.

     In fiscal 1997, approximately 4% of the Company's net revenues were derived from sales of software for the SNES platform compared to 12% in fiscal 1996. The volume of sales of SNES products declined in fiscal 1997 as the market made the transition from 16-bit cartridge based video game platforms to next generation 32-bit systems. The Company released three SNES games in fiscal 1997 compared to five games in fiscal 1996. These releases were Madden Football '97, NBA Live '97
                                               -------------------  ------------
and FIFA Soccer '97. The Company does not expect to release any new SNES titles
    ---------------
in fiscal 1998.

     Under the terms of its licensing agreement with Nintendo for SNES products, the Company is authorized to develop, publish and market cartridge products for the SNES. SNES cartridges distributed in North America and Europe are manufactured by the Company in Puerto Rico. The Company is required to purchase from Nintendo certain key components for production of these cartridges. A shortage of these components or other factors outside the control of the Company could impair the Company's ability to manufacture an adequate supply of cartridges. The Company's SNES cartridges distributed in the rest of the world are manufactured by Nintendo.

     In connection with the Company's purchases of N64 and SNES cartridges for distribution in North America, Nintendo requires the Company to provide irrevocable letters of credit prior to Nintendo's acceptance of purchase orders from the company for purchases of these cartridges. For purchases of N64 cartridges for distribution in Japan and Europe, and for SNES cartridges distributed outside of North America and Europe, Nintendo requires the Company to make cash deposits. Furthermore, Nintendo maintains a policy of not accepting returns of either N64 or SNES cartridges. Because of these and other factors, the carrying of an inventory of cartridges entails significant capital and risk. See Factors Affecting Future Performance - Hardware Companies at page
              ---------------------------------------------------------
30.

     Sega
     ----

     In the fiscal year ended March 31, 1997, approximately 10% of the Company's net revenue came from sales of Sega Genesis products compared to 26% in fiscal 1996. During fiscal 1997, the Company released six Genesis games compared to ten in fiscal 1996. The volume of sales of Sega Genesis products declined significantly in fiscal 1997 as the market made the transition from 16-bit cartridge based video game platforms to next generation 32-bit systems. The Company currently has planned only limited releases of Sega Genesis products in fiscal 1998 and, accordingly, the volume of Genesis sales is expected to continue to significantly decline in fiscal 1998.

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

     In the fiscal year ended March 31, 1997, approximately 6% of the Company's net revenue came from sales of Saturn products compared to 2% in fiscal 1996. During fiscal 1997, the Company released twelve Saturn products compared with four in fiscal 1996. Among these releases were Madden Football '97, Need for
                                               -------------------  --------
Speed and NHL '97. During the third quarter of fiscal 1996, the Company had its
-----     -------
initial release of products for the Saturn.

     Under the terms of a licensing agreement entered into with Sega in January 1995 (the "Sega Saturn Agreement"), the Company is authorized to develop and distribute CD-based software products compatible with the Sega Saturn. Pursuant to the Sega Saturn Agreement, the Company engages various third party manufacturers approved by Sega to supply its Saturn CDs for distribution. Accordingly, the Company has limited ability to control its supply of Saturn CD products or the timing of their delivery.

PRODUCTS AND PRODUCT DEVELOPMENT

     In fiscal 1997, the Company generated approximately three quarters of its revenues from products released during the year. See Factors Affecting Future
                                                     ------------------------
Performance - Products at page 29. As of March 31, 1997, the Company was
----------------------
actively marketing approximately 117 titles, comprising approximately 264 stock keeping units ("sku's"), that were published by the Company's development divisions and subsidiaries ("EA Studios"). During fiscal 1997, the Company introduced over 31 EA Studios titles, representing over 63 sku's, compared to 22 EA Studio titles, comprising over 64 sku's, in fiscal 1996. From the inception of the Company through March 31, 1997, the EA Studios organization had created and published 53 titles that have each generated more than $10,000,000 in life-to-date net revenues for the Company.

     The products published by EA Studios are designed and created by its in-house designers and artists and by independent software developers ("independent artists"). The Company typically pays the independent artists royalties based on the sales of the specific products, as defined in the related independent artist agreements.

     For fiscal 1997, one title, Madden Football '97, published on five
                                 -------------------
platforms, represented 11% of the total 1997 net revenues. For fiscal 1996, the Company had one title, FIFA Soccer '96, published on six platforms, which
                       ---------------
represented 11% of the total 1996 net revenues. No one title accounted for more than 10% of the Company's net revenues for fiscal 1995.

     The Company publishes products in a number of categories such as sports, action and interactive movies, strategy, simulations, role playing and adventure, each of which is becoming increasingly competitive. The Company's sports-related products, marketed under the EA Sports brand name, accounted for a significant percentage of net revenues in fiscal years 1997 and 1996. There can be no assurance that the Company will be able to maintain its market share in the sports category. See Factors Affecting Future Performance - The
                            ------------------------------------------
Industry and Competition at page 29.
------------------------

     The front line retail selling prices in North America of the Company's products, excluding older titles (marketed as "Classics" and "Publisher's Choice"), typically range from $40.00 to $70.00. "Classics" and "Publisher's Choice" titles have retail selling prices that range from $10.00 to $15.00. The retail selling prices of EA titles outside of North America vary based on local market conditions.

     The Company currently develops or publishes products for 5 different hardware platforms and has from time to time developed and marketed products on 36 different and incompatible platforms in the past. In fiscal 1997, the Company product introductions were predominantly for PC-CD, 32-bit video game platforms and to a lesser degree 16-bit video game systems. The Company's planned product introductions for fiscal 1998 are predominantly for PC-CD and 32-bit video game systems. The Company will also release a limited number of products for the N64 and for on-line network play in fiscal 1998. See Factors Affecting Future
                                                 ------------------------
Performance - Development and Platform Changes, respectively, at page 29.
-----------------------------------------------

     As compact discs have emerged as the preferred medium for interactive entertainment, education, and information software, the Company continued its investment in the development of CD-ROM tools and technologies in fiscal 1997 and currently has more than 37 products in development for new CD-ROM platforms, including the IBM PC and compatibles, the PlayStation and the Saturn. Most of these products will be convertible for use on multiple advanced hardware systems. During the fiscal years 1997, 1996 and 1995, the Company had research and development expenditures of $118.1 million, $99.6 million, and $73.9 million, respectively. See Factors Affecting Future Performance - Development at
                           --------------------------------------------------
page 29.

     Additionally, the Company produces film and videotape to include in certain products pursuant to agreements between certain of the company's subsidiaries with SAG, AFTRA and Equity. With extensive use of video in some of the Company's products, particularly its products in the interactive movie category, there can be no assurance that the significantly higher sales levels required to make these products profitable will be achieved. During fiscal 1997, the Company released one product with significant video content and expects to release one product with significant video content in fiscal 1998. In addition, the Company's agreements with SAG and AFTRA expire in June 1997 and there can be no assurances that the Company will be able to renegotiate favorable terms. See Factors Affecting Future Performance - Film and Videotape at page 30.
---------------------------------------------------------

MARKETING AND DISTRIBUTION

     The Company distributes both EA Studio products and products developed and published by other software publishers known as "Affiliated Labels."

     In most cases, Affiliated Label products are delivered to the Company as completed products. As of March 31, 1997, the Company distributed 51 Affiliated Label titles in North America and over 1,000 Affiliated Label titles in the rest of the world. No single Affiliated Label has accounted for more than 10% of the Company's net revenue in any of the last three fiscal years.

     During fiscal 1997, the Company entered into a one year agreement with Twentieth Century Fox Home Entertainment outside of North America and multi-year agreements with Accolade, Inc. and DreamWorks Interactive in North America for distribution of their products. Additionally, a significant affiliate was acquired and discontinued distribution through the Company in the second quarter of fiscal 1997.

     The Company generated approximately 87% of its North American net revenues from direct sales through a field sales organization of professionals and a group of telephone sales representatives. The remaining 13% of its North American sales were made through a limited number of specialized and regional distributors and rack jobbers in markets where the Company believes direct sales would not be economical. The Company had no customers accounting for more than 10% of total net revenues for the years ended March 31, 1997, 1996 and 1995.

     As discussed above, (See Market above) the video game business has become
                              ------
increasingly "hits" driven, requiring significantly greater expenditures for advertising, particularly for television advertising. There can be no assurance that the Company will continue to produce "hit" products or that advertising expenditures will increase sales sufficiently to recoup the advertising expenditures.

     The Company has stock-balancing programs for its personal computer products that, under certain circumstances and up to a specified amount, allow for the exchange of personal computer products by resellers. The Company also typically provides for price protection for its personal computer and video game system products that, under certain conditions, allows the reseller a price reduction from the Company for unsold products. The Company maintains a policy of exchanging products or giving credits, but does not give cash refunds. Moreover, the risk of product returns may increase as new hardware platforms become more popular or market factors force the Company to make changes in its distribution system. The Company monitors and manages the volume of its sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. The Company believes that it provides adequate reserves for returns and price protection which are based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors, and that its current reserves will be sufficient to meet return and price protection requirements for current in-channel inventory. However, there can be no assurance that actual returns or price protection will not exceed the Company's reserves. See Factors
                                                                        -------
Affecting Future Performance - Revenues and Expenses at page 30.
---------------------------------------------------------------

     The Company also has a fulfillment group that sells product directly to consumers through a toll-free number listed in advertising by the Company and its Affiliated Labels. This group is also responsible for targeted direct mail marketing and sells product upgrades, backups and accessories to registered customers.

     The distribution channels through which consumer software products are sold have been characterized by change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. The development of remote and electronic delivery systems will create further changes. The bankruptcy or other business difficulties of a distributor or retailer could render Electronic Arts' accounts receivable from such entity uncollectible, which could have an adverse effect on the operating results and financial condition of the Company. In the quarter ended September 1996, the Company recorded $2,300,000 in bad debt expenses related to potentially uncollectible receivables from a customer who filed for bankruptcy. In addition, an increasing number of companies are competing for access to these channels. Electronic Arts' arrangements with its distributors and retailers may be terminated by either party at any time without cause. Distributors and retailers often carry products that compete with those of the Company. Retailers of Electronic Arts' products typically have a limited amount of shelf space and promotional resources for which there is intense competition. There can be no assurance that distributors and retailers will continue to purchase Electronic Arts' products or provide Electronic Arts' products with adequate levels of shelf space and promotional support.

INTERNATIONAL OPERATIONS

     The Company has wholly owned subsidiaries in the United Kingdom, France, Spain, Germany, Australia, Canada, South Africa, Singapore, Sweden and Puerto Rico as well as a majority owned subsidiary in Japan. The amounts of net revenues, operating profit and identifiable assets attributable to each of the Company's geographic regions for each of the last three fiscal years are set forth in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8 hereof. International net revenues increased by 28% to $289,239,000, or 46% of consolidated 1997 net revenues, compared to $225,658,000, or 42% of the 1996 total. The increase in international revenues was due to higher worldwide sales of 32-bit CD-video game products and increased sales of PC-CD and Affiliated Label products in Europe and South Asia Pacific. This was partially offset by a decrease in 16-bit video game cartridge products. In fiscal 1997, the Company continued its strategy to expand into emerging world markets by opening offices in Malaysia, Beijing, Shanghai, Taiwan and Holland as well as expanding its European distribution.

     In fiscal 1997, net revenues from Europe increased by 42% to $223,930,000 compared to $157,999,000 in fiscal 1996. The increase in Europe was mainly attributable to the expansion of distribution in the United Kingdom as well as higher revenues generated by Kingsoft GmbH, EA France and the full year of operations of EA Nordic and EA South Africa. The increase was due mainly to an increase in net revenues derived from higher volume of PlayStation and PC-CD products and Affiliated Label products offset by a decrease in 16-bit products. The increase in European Affiliated Label revenues was, in part, due to a new distribution agreement with Twentieth Century Fox Home Entertainment.

     In fiscal 1997, Japan net revenues decreased by 19% to $37,237,000 compared to $45,865,000 in fiscal 1996. The decrease in sales in Japan is attributable to the soft demand for PC products and the delay in the introduction of products relevant to the Japanese market. The decrease was partially offset by increased sales of 32-bit products and a title for the N64. In fiscal 1997, net revenues from South Asia Pacific increased by 29% to $28,072,000 compared to $21,794,000 in fiscal 1996. The increase in net revenues was due mainly to sales in new markets, including China, Taiwan and New Zealand.

     Though international revenues are expected to grow in fiscal 1998, international revenues may not grow at as high a rate as in prior years.

MANUFACTURING

     The Company's Genesis and SNES cartridge products are manufactured by the Company in Puerto Rico under the terms of a manufacturing license agreement with Sega and Nintendo, respectively. A portion of the Company's personal computer CD-ROM products are also manufactured in Puerto Rico. The assembly of the final packaged product is performed by outside organizations under the supervision of the Company's operations organization. The manufacturing process for all software involves the duplication of software code onto ROM chips, or CD, printing of packaging and documentation, and assembly of the final packaged product. Quality control tests are performed on all products by Company employees, and the products are then warehoused and shipped to customers by the Company.

     In many instances, the Company is able to acquire materials on a volume-discount basis. The Company has multiple potential sources of supply for most materials. Except with respect to its PlayStation and N64 products, the Company also has alternate sources for the manufacture and assembly of most of its products. To date, the Company has not experienced any material difficulties or delays in production of its software and related documentation and packaging. However, a shortage of components or other factors beyond the control of the Company could impair the Company's ability to manufacture, or have manufactured, its products. See Factors Affecting Future Performance - Hardware Companies at
page 30.          ---------------------------------------------------------

BACKLOG

     The Company normally ships product within a few days after receipt of an order. However, a backlog may occur for EA Studios and Affiliated Label products that have been announced for release but not yet shipped. The Company does not consider backlog to be an indicator of future performance.

SEASONALITY

     The Company's business is highly seasonal. The Company typically experiences its highest revenues and profits in the calendar year-end holiday season and a seasonal low in revenues and profits in the quarter ending in June. In its 1998 fiscal year, and particularly in the June and September quarters, the Company expects these seasonal trends to be magnified by general economic and industry factors.

EMPLOYEES

     As of March 31, 1997, the Company employed approximately 1,700 people, of whom over 900 were outside the United States. The Company believes that its ability to attract and retain qualified employees is an important factor in its growth and development and that its future success will depend, in large measure, on its ability to continue to attract and retain qualified employees. To date, the Company has been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct its business successfully. See Factors
                                                                         -------
Affecting Future Performance - Employees at page 30.
----------------------------------------

ITEM 2:  PROPERTIES

     The Company's principal administrative, sales and marketing, research and development, and support facility is located in four modern buildings in San Mateo, California, 15 miles south of San Francisco. The Company presently occupies approximately 196,000 sq. ft. in these buildings, under leases that expire at various times between August 1998 and April 1999.

     In addition, the Company leases and occupies a 54,000 sq. ft. facility used as an office and warehouse in Hayward, California, and a 84,000 sq. ft. warehouse facility in Louisville, Kentucky. The Company also occupies sales offices in the metropolitan areas of Toronto, Chicago, Dallas and New York. The Company also has a manufacturing facility in San Juan, Puerto Rico.

     The Company's North American research and development activities are supported by a 86,000 sq. ft. development facility in Burnaby, British Columbia, Canada and a 29,000 sq. ft. facility in Seattle, Washington. The Company also owns a 180,000 sq. ft. development facility in Austin, Texas and leases a 5,000 sq. ft. development facility in Baltimore, Maryland.

     The Company's United Kingdom subsidiary occupies administrative, sales, and distribution facilities in Langley, England, under a long-term lease for a total of 66,000 sq. ft. and a 22,000 sq. ft. development facility in Surrey, England. In Europe, the Company also leases two administrative, sales and distribution facilities in Germany, as well as sales and distribution facilities in Madrid, Spain, Lyon, France, Stockholm, Sweden and Johannesberg, South Africa.

     In Asia and the South Pacific, the Company maintains a 5,500 sq. ft. sales and distribution facility in Brisbane, Australia. The Company also has sales and distribution facilities in Singapore, Malaysia, Taiwan and New Zealand, and representative offices in Beijing and Shanghai, China. The Company also maintains a 27,000 sq. ft. sales and development office in Tokyo, Japan. See Notes 3 and 8 to Notes to the Consolidated Financial Statements included in Item 8 hereof.

     In February 1995, the Company entered into a master operating lease for land and buildings to be constructed in Redwood City, California. The facility is to be used as a corporate headquarters for EA. The above mentioned rental space EA currently occupies in San Mateo, California is expected to be vacated upon the completion of the new corporate headquarters. The square footage of the new facilities is expected to be approximately 375,000. The Company expects completion of these facilities in fiscal 1999.

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


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended March 31, 1997.

ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, who are chosen by and serve at the discretion of the Board of Directors, are as follows:

         Name            Age            Position
         ----            ---            --------

Lawrence F. Probst III   47   Chairman of the Board of Directors
                                and Chief Executive Officer
William Bingham Gordon   47   Executive Vice President, Marketing
Mark S. Lewis            47   Executive Vice President, International
E. Stanton McKee, Jr.    52   Executive Vice President, Chief Financial
                                and Administrative Officer
Don A. Mattrick          33   Executive Vice President, North American Studios
Nancy L. Smith           44   Executive Vice President, North American Sales
                                and Distribution
Monty Finefrock          48   Senior Vice President, San Mateo Studios
Ruth A. Kennedy          42   Senior Vice President, General Counsel and
                                Secretary
David L. Carbone         46   Vice President, Finance

     MR. PROBST has been a director of the Company since January 1991 and currently serves as Chairman of the Board of Directors and Chief Executive Officer. He was elected as Chairman in July 1994. Mr. Probst served as President of Electronic Arts since December 1990, as Senior Vice President of EA Distribution, the Company's distribution division, from January 1987 to January 1991, and from September 1984, when he joined the Company, until December 1986, served as Vice President of Sales. Mr. Probst holds a B.S. degree from the University of Delaware.

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

     MR. LEWIS has served as Executive Vice President, International since October 1996 and previously as Senior Vice President, International from July 1993 to October 1996. From August 1991 to July 1993, he served as President of Electronic Arts, Ltd., a wholly owned subsidiary of the Company which serves the European market from its base in Langley, England. He has also served as Managing Director of Electronic Arts, Ltd., Director of European Publishing, and as a Producer and Manager of Product Support and Acquisitions during his tenure with the Company. He has been employed by the Company since 1984. Mr. Lewis is a graduate of Yale University.

     MR. MCKEE joined the Company in March 1989 and is currently Executive Vice President and Chief Financial and Administrative Officer. Prior to October 1996, he served as Senior Vice President and Chief Financial and Administrative Officer. Mr. McKee holds B.A. and M.B.A. degrees from Stanford University and is also a Certified Public Accountant.

     MR. MATTRICK has served as Executive Vice President, North American Studios, since October 1996. From July 1991 to October 1996, he served as Senior Vice President, North American Studios, Vice President of Electronic Arts and Executive Vice President/General Manager for EA Canada. Mr. Mattrick was founder and former chairman of Distinctive Software Inc. from 1982 until it was acquired by the Company in 1991.

     MS. SMITH has served as Executive Vice President, North American Sales since October 1996. She previously held the position of Senior Vice President of North American Sales and Distribution from July 1993 to October 1996 and as Vice President of Sales from 1988 to 1993. Ms. Smith has also served as Western Regional Sales Manager and National Sales Manager since she joined the Company in 1984. Ms. Smith holds a B.S. degree in management and organizational behavior from the University of San Francisco.

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

     MS. KENNEDY has been employed by the Company since February 1990. She served as Corporate Counsel until March 1991 and is currently Senior Vice President, General Counsel and Secretary. Prior to October 1996, she served as Vice President, General Counsel and Secretary. Ms. Kennedy was elected Secretary in September 1994. Ms. Kennedy is a member of the State Bars of California and New York and received her B.A. degree from William Smith College and her Juris Doctor from the State University of New York.

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

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the National Market under the symbol "ERTS". The following table sets forth the quarterly high and low closing sales prices of the Company's Common Stock from April 1, 1995 through March 31, 1997. Such prices represent prices between dealers and does not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                       Closing Sales Prices
                                       --------------------
                                           High       Low
                                           ----       ---

Fiscal Year Ended March 31, 1996:

First Quarter                              $30.00   $20.13
Second Quarter                              41.75    27.13
Third Quarter                               38.75    23.13
Fourth Quarter                              28.50    22.13

Fiscal Year Ended March 31, 1997:

First Quarter                              $34.50   $25.25
Second Quarter                              39.13    24.75
Third Quarter                               37.63    27.88
Fourth Quarter                              36.13    26.25


There were approximately 1,995 holders of record of the Company's Common Stock as of June 3, 1997. The Company believes that a significant number of beneficial owners of its Common Stock hold their shares in street names.

     DIVIDEND POLICY

     The Company has not paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

ELECTRONIC ARTS

SELECTED FIVE-YEAR FINANCIAL DATA

Year Ended March 31 (In thousands, except per share data)


INCOME STATEMENT DATA                                       1997            1996             1995            1994             1993
---------------------                                     --------        --------         --------            ----             ----


Net revenues                                              $624,766        $531,887         $493,346        $418,289         $298,386
Cost of goods sold                                         312,044         273,594          263,357         224,606          160,578
                                                          --------        --------         --------        --------         --------
Gross profit                                               312,722         258,293          229,989         193,683          137,808


Operating expenses:
  Marketing and sales                                       85,555          72,928           61,951          46,847           38,465
  General and administrative                                41,742          32,207           29,308          23,767           20,713
  Research and development                                 118,103          99,627           73,902          62,570           37,451
                                                          --------        --------         --------        --------         --------

Total operating expenses                                   245,400         204,762          165,161         133,184           96,629
                                                          --------        --------         --------        --------         --------

Operating income                                            67,322          53,531           64,828          60,499           41,179
Interest and other income, net                              11,639           6,021           13,250           3,782            2,537
                                                          --------        --------         --------        --------         --------
Income before provision for
 income taxes and minority interest                         78,961          59,552           78,078          64,281           43,716
Provision for income taxes                                  27,241          18,759           24,980          19,450           13,421
                                                          --------        --------         --------        --------         --------
Income before minority interest                             51,720          40,793           53,098          44,831           30,295
Minority interest in consolidated
 joint venture                                               1,282            (304)           2,620             (94)             563
                                                          --------        --------         --------        --------         --------
Net income                                                $ 53,002        $ 40,489         $ 55,718        $ 44,737         $ 30,858
                                                          ========        ========         ========        ========         ========
Net income per share                                      $   0.96        $   0.75         $   1.07        $   0.86         $   0.62
                                                          ========        ========         ========        ========         ========
Number of shares used in computation                        55,483          54,163           52,297          52,286           49,992
                                                          ========        ========         ========        ========         ========

BALANCE SHEET DATA AT FISCAL YEAR END
-------------------------------------
Cash and short-term investments                           $230,096        $147,983         $174,121        $130,318         $ 98,029
Marketable securities                                        5,548          37,869           10,725          11,931             --
Working capital                                            241,613         199,713          168,742         135,741           85,094
Long-term investments                                       24,200          24,200           14,200            --               --
Total assets                                               516,703         424,219          341,239         273,651          181,257
Total liabilities                                          127,430         100,625          103,018          97,988           67,687
Minority interest                                               28           1,277            1,148           3,485            2,999
Total stockholders' equity                                 389,245         322,317          237,073         172,178          110,571

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition of Results of Operations", contains forward looking statements regarding Electronic Arts' ("the Company" or "EA") future performance that involve certain risks including those discussed in "Factors Affecting Future Performance" at pages ___ of this Annual Report and under the same heading in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. Future results of the Company may differ materially from any forward looking statement due to such risks.


RESULTS OF OPERATIONS

Comparison of Fiscal 1997 to 1996

                            1997                1996           % change
----------------------------------------------------------------------------
Net revenues          $624,766,000       $531,887,000            17.5
----------------------------------------------------------------------------

The Company derives revenues from shipments of EA Studio Compact Disk ("CD") products for dedicated entertainment systems ("CD-video game"), EA Studio CD personal computer products ("PC-CD") (primarily entertainment software), EA Studio cartridge products, licensing of EA Studio products, distribution of EA Studio products through hardware companies ("OEMs") and shipments of Affiliated Label CD products that are created by third parties.

Total net revenues increased compared to the prior year due to an increase in net revenues derived from a higher volume of CD-based products (CD-video games and PC-CD), Affiliated Label products and a 64-bit video game cartridge product. This was partially offset by a decrease in sales of 16-bit video game cartridges.

Net revenues from 32-bit CD-video game products, including the PlayStation and Saturn, were $223,693,000 in fiscal 1997, representing 36% of the total net revenues compared to $76,523,000, or 14% of total net revenues in fiscal 1996. The increase in sales of PlayStation and Saturn products was attributable to the greater installed base of these 32-bit CD-video game consoles and more titles published for these consoles by the Company.

Sales of PlayStation products in fiscal 1997 increased to $185,349,000, or 30% of total revenue, compared to $50,491,000, or 9% of total revenue in fiscal 1996. The Company released 14 new PlayStation titles in fiscal 1997 compared to 13 in fiscal 1996.

Net revenues derived from the sales of other 32-bit products were $38,344,000 primarily from Saturn products in fiscal 1997 compared to $26,032,000, including 3DO and Saturn products, in fiscal 1996. The Company released 12 new Saturn titles in fiscal 1997 compared to eight 3DO titles and four Saturn titles in fiscal 1996. The Company produced no new games for 3DO in fiscal 1997 and does not expect to release any new titles in fiscal 1998.

The Company expects revenues from 32-bit CD-video game products to continue to grow in fiscal 1998, but as revenues for these products increase, the Company does not expect to maintain these growth rates.

Net revenues from PC-CD products increased to $178,310,000 in fiscal 1997, representing 29% of total net revenues, from $140,594,000, or 26% of total net revenues in fiscal 1996. The Company released 25 PC-CD titles and two supplemental data disks in fiscal 1997 compared to 22 titles in fiscal 1996. The increase in sales of PC-CD products was attributable to the growth in the PC market worldwide, growth in the sports category, the expansion of the Company's direct distribution worldwide and more PC-CD titles published by the Company.

Net revenues generated by 16-bit video game cartridge-based products were $89,160,000, or 14% of total revenues in fiscal 1997, compared to $202,599,000, or 38% of net revenues in fiscal 1996. New generation 32-bit and 64-bit video game consoles are replacing 16-bit video game systems. Accordingly, sales of 16-bit video game hardware and related software have significantly declined and are expected to continue to do so in fiscal 1998. During fiscal 1997, the Company released fewer titles for these platforms and does not expect to release any new titles in fiscal 1998.

Sales of EA Studio Genesis cartridge products in fiscal 1997 declined to $62,005,000, or 10% of total revenue, compared to $138,643,000, or 26% of total revenue in fiscal 1996. The Company released six new Genesis titles in fiscal 1997 compared to 10 in fiscal 1996.

Net revenues derived from cartridge products for the Super Nintendo Entertainment System ("Super NES") were $27,155,000, or 4% of total revenue, in fiscal 1997 compared to $63,956,000, or 12% of total revenue in fiscal 1996. The Company released three new titles for the Super NES in fiscal 1997 compared to five in fiscal 1996.

Licensing of EA Studio products generated $22,095,000 in fiscal 1997, compared to $27,018,000 in fiscal 1996. The decrease primarily resulted from lower volume of distribution of the Company's products through OEMs in North America and Japan.

Net revenues derived from N64 were $17,804,000. The Company released its first N64 title during the fourth quarter of fiscal 1997.

Net revenues from shipments of Affiliated Label products in fiscal 1997 increased to $93,298,000 from $76,302,000 in fiscal 1996. The increase was due to higher sales of Affiliated Label products in Europe and South Asia Pacific related to an exclusive international distribution agreement with Twentieth Century Fox Home Entertainment and other affiliates. This was partially offset by a decrease in Affiliated Label net revenues in North America and Japan. The decrease in North America was attributable to lower volume of revenue from two exclusive distribution arrangements for certain PC entertainment and 3DO products to key accounts on behalf of other third party publishers which began in fiscal 1996 and the loss of a significant affiliate at the end of the second quarter of fiscal 1997. The decrease in Japan was due to lower volume of sales from existing affiliates.

The Company's revenues from floppy disk products, hand-held cartridge products and products from the Sega 32X platform decreased to $406,000 in fiscal 1997 from $8,851,000 in fiscal 1996. Results reflect the now completed market shift away from these products to CD-based products. The Company produced no new games for these platforms in fiscal 1997 and does not expect to release any new titles in fiscal 1998.

North American net revenues increased by 10% to $335,527,000 in fiscal 1997 as compared to $306,229,000 in fiscal 1996. The increase was mainly attributable to strong growth in 32-bit CD-video game and PC-CD systems partially offset by the decline in 16-bit sales. Net revenues from sales of CD-video game and PC-CD products increased $113,070,000 while sales of 16-bit cartridge products decreased $82,493,000 in comparison to the prior year.

International net revenues increased by 28% to $289,239,000, or 46% of consolidated 1997 net revenues, compared to $225,658,000, or 42% of the 1996 total. The increase in international revenues was due to higher worldwide sales of 32-bit CD-video game products and increased sales of PC-CD and Affiliated Label products in Europe and South Asia Pacific. This was partially offset by a decrease in 16-bit video game cartridge products.

================================================================================
                                      1997               1996          % change
--------------------------------------------------------------------------------
Cost of goods sold                $312,044,000       $273,594,000         14.1
As a percentage of net revenue        49.9%              51.4%
--------------------------------------------------------------------------------

Cost of goods sold as a percentage of revenues in fiscal 1997 reflects lower product costs associated with CD-based products offset by higher professional, celebrity and manufacturing royalties, higher distribution and manufacturing expenses for the operations in Europe and North America and growth in the lower margin distribution business.

================================================================================
OPERATING EXPENSES                   1997               1996           % change
--------------------------------------------------------------------------------
Marketing and sales               $ 85,555,000       $72,928,000           17.3
As a percentage of net revenues       13.7%             13.7%
--------------------------------------------------------------------------------
General and administrative        $ 41,742,000       $32,207,000           29.6
As a percentage of net revenues        6.7%              6.1%
--------------------------------------------------------------------------------
Research and development          $118,103,000       $99,627,000           18.5
As a percentage of net revenues       18.9%             18.7%
-------------------------------------------------------------------------------

The increase in marketing and sales expense was due to higher television advertising expenses and higher co-op advertising expenses associated with higher revenues. Additionally, marketing and sales expenses, along with general and administrative expenses, increased due to additional headcount and higher facility expenses related to the opening of new sales offices in international markets. Increases in general and administrative expenses were also due to implementation related costs for new management information systems in North America and Europe. The increase in research and development expenses was primarily due to higher average development costs for CD-based products than for cartridge products and higher depreciation expense. The Company released a total of 63 new products in fiscal 1997 compared to 64 in fiscal 1996. Total CD-based new products released for fiscal 1997 were 53 compared to 47 in fiscal 1996.

================================================================================
                                      1997              1996           % change
--------------------------------------------------------------------------------
Operating income                  $67,322,000       $53,531,000           25.8
As a percentage of net revenues       10.8%             10.1%
--------------------------------------------------------------------------------

The increase in operating income was primarily due to higher net revenues and increased gross profit margins, partially offset by higher operating expenses.

================================================================================
                                      1997              1996           % change
--------------------------------------------------------------------------------
Interest and other income, net    $11,639,000        $6,021,000           93.3
As a percentage of net revenues       1.9%              1.1%
--------------------------------------------------------------------------------

The increase in other income was due to gains on sales of marketable securities and higher interest income related to higher average cash balances. The fiscal 1996 balance also included write-offs of certain investments in affiliates.

================================================================================
                                      1997              1996           % change
--------------------------------------------------------------------------------
Income taxes                      $27,241,000       $18,759,000          45.2
Effective tax rate                    34.5%             31.5%
--------------------------------------------------------------------------------

The effective tax rate for fiscal 1997 increased over the prior year primarily as a result of reported losses in Japan for which no tax benefit could be currently realized.

================================================================================
                                          1997            1996         % change
--------------------------------------------------------------------------------
Minority interest in consolidated
 joint venture                        $1,282,000       $(304,000)         N/M
As a percentage of net revenues           0.2%           (0.1%)
--------------------------------------------------------------------------------

EAV is sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI"), a wholly-owned subsidiary of Victor Company of Japan, Limited. The fiscal 1997 minority interest represents VEI's pro rata share of EAV's net loss for that period. Conversely, minority interest for fiscal 1996 represents VEI's pro rata share of net income from EAV's operations.

================================================================================
                                      1997              1996           % change
--------------------------------------------------------------------------------
Net income                        $53,002,000       $40,489,000           30.9
As a percentage of net revenues        8.5%              7.6%
--------------------------------------------------------------------------------

The increase in net income was due to higher revenue and gross profit margins, higher other income, partially offset by higher operating expenses.


RESULTS OF OPERATIONS

Comparison of Fiscal 1996 to 1995

                                  1996                1995             % change
--------------------------------------------------------------------------------
Net revenues                   $531,887,000       $493,346,000             7.8
--------------------------------------------------------------------------------

Total fiscal 1996 net revenues increased compared to fiscal 1995 primarily due to increased net revenues derived from a higher volume of CD-based products (PC-CD and CD-video games), and Affiliated Label products. This was partially offset by decreased sales of 16-bit Sega Genesis video game cartridges ("Genesis") and EA floppy disk products.

Net revenues generated by 16-bit video game cartridge-based products were $202,599,000, or 38% of consolidated net revenues in fiscal 1996, compared to $281,933,000, or 57% of net revenues in fiscal 1995. The mix of net revenue in fiscal 1996 reflected the continued impact of the transition from the mature 16-bit cartridge-based market to the emerging CD- based market. As the 16-bit market matured, sales of hardware and software declined. During fiscal 1996, the Company released fewer titles for these platforms as compared to fiscal 1995.

Sales of EA Studio Genesis cartridge products in fiscal 1996 declined to $138,643,000, or 26% of total revenue, compared to $213,471,000, or 43% of total revenue in fiscal 1995. The Company released 10 new Genesis titles in fiscal 1996 compared to 17 in fiscal 1995.

Net revenues derived from cartridge products for the Super Nintendo Entertainment System were $63,956,000, or 12% of total revenue, in fiscal 1996 compared to $68,462,000, or 14% of total revenue in fiscal 1995. The Company released five new titles for the Super NES in fiscal 1996 compared to six in fiscal 1995.

Net revenues from PC-CD products increased to $140,594,000 in fiscal 1996, representing 26% of total net revenues, from $72,227,000, or 15% of total net revenues in fiscal 1995. The Company released 22 PC-CD titles in fiscal 1996 compared to 30 in fiscal 1995.

CD-video game products, primarily the PlayStation in fiscal 1996 and the 3DO Interactive Multiplayer in fiscal 1995, generated net revenues of $76,523,000 in fiscal 1996, representing 14% of the total net revenues, compared to $27,230,000, or 6% of total net revenues in fiscal 1995. The Company released 25 CD-video game titles in fiscal 1996 compared to eight in fiscal 1995.

Licensing of EA Studio products generated $27,018,000 in fiscal 1996, compared to $21,001,000 in fiscal 1995. The increase primarily resulted from increased distribution of EA's products through OEMs.

Net revenues from shipments of Affiliated Label products in fiscal 1996 increased to $76,302,000 from $48,480,000 in fiscal 1995. The increase was primarily attributable to revenues from the exclusive distribution of certain PC entertainment and 3DO products to key accounts on behalf of other third party publishers which began in fiscal 1996. Additionally, the Company had increased Affiliated Label net revenues in Japan and Europe due to higher sales from several new and existing affiliates. Affiliated Label CD-based products represented 96% of total Affiliated Label net revenues in fiscal 1996, compared to 59% in fiscal 1995.

The Company's revenues from floppy disk products, hand-held cartridge products and products from the Sega 32X platform decreased to $8,851,000, or 2% of the total in 1996, from $42,475,000, or 9% in fiscal 1995. Results continued to reflect the rapid market shift away from these products to CD-based products. The Company produced no new games for these platforms in fiscal 1996 compared to 14 floppy disk titles in fiscal 1995.

International net revenues increased by 43% to $225,658,000, or 42% of consolidated 1996 net revenues, compared to $158,043,000, or 32% of the 1995 total. The increase in international revenues was attributable to higher worldwide sales of CD-based products, primarily PC-CD and PlayStation together with an increase in sales of Super NES products in Europe, which were licensed in 1995. This was partially offset by a decrease in floppy disk and Genesis products.

North American net revenues totaled $306,229,000 in fiscal 1996, representing a decrease of 9% over the $335,303,000 generated in fiscal 1995. The decrease was attributable to the decline in 16-bit cartridge revenues partially offset by the increase in shipments of PC-CD products and CD-video games.

================================================================================
                                     1996               1995           % change
--------------------------------------------------------------------------------
Cost of goods sold                 $273,594,000       $263,357,000         3.9
As a percentage of net revenues       51.4%               53.4%
-------------------------------------------------------------------------------

Cost of goods sold as a percentage of revenues in fiscal 1996 reflected lower product costs associated with CD-based products offset by higher production costs for multimedia releases, higher professional and celebrity royalties, higher distribution and manufacturing expenses for the operations in Europe and growth in the lower margin distribution business.

--------------------------------------------------------------------------------
OPERATING EXPENSES                     1996              1995          % change
--------------------------------------------------------------------------------
Marketing and sales                 $72,928,000       $61,951,000         17.7
As a percentage of net revenues        13.7%             12.6%
--------------------------------------------------------------------------------
General and administrative          $32,207,000       $29,308,000          9.9
As a percentage of net revenues         6.1%              5.9%
-------------------------------------------------------------------------------
Research and development            $99,627,000       $73,902,000         34.8
As a percentage of net revenues        18.7%             15.0%
-------------------------------------------------------------------------------

The increase in marketing and sales expenses was affected by higher trade show expenses and higher co-op advertising expenses associated with higher revenues. Additionally, marketing and sales expenses, along with general and administrative expenses, increased due to additional headcount and higher facility expenses related to the prior year acquisitions and the opening of new sales offices in international markets. The increase in general and administrative expenses was partially offset by a decrease in bad debt expenses in Japan as compared to fiscal 1995.

The increase in research and development expenses was primarily due to additional headcount relating to increased in-house development capacity, higher average development costs for CD-based products than for cartridge products, increased reserves against artist advances due to product delays, primarily on CD-video game platforms, and the acquisition of Manley & Associates, a Seattle-based development company in 1996. The Company released a total of 64 new products in fiscal 1996 compared to 86 in fiscal 1995.

================================================================================
                                      1996              1995           % change
--------------------------------------------------------------------------------
Operating income                   $53,531,000       $64,828,000         (17.4)
As a percentage
of net revenues                       10.1%             13.1%
--------------------------------------------------------------------------------

The decrease in operating income was primarily due to higher operating expenses partially offset by an increase in net revenues.

================================================================================
                                      1996              1995           % change
--------------------------------------------------------------------------------
Interest and other income, net      $6,021,000       $13,250,000         (54.6)
As a percentage of net revenues       1.1%              2.7%
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

================================================================================
                                      1996              1995           % change
--------------------------------------------------------------------------------
Income taxes                       $18,759,000       $24,980,000         (24.9)
Effective tax rate                    31.5%             32.0%
--------------------------------------------------------------------------------

The effective tax rate for fiscal 1996 decreased over the prior year primarily as a result of the fiscal 1995 impact of the operating loss reported by EAV and the use of those losses to offset EAV's profits in 1996. Tax benefits from the Company's Puerto Rico operations were lower in the current year as a result of lower sales of cartridge products.

================================================================================
                                          1996            1995         % change
--------------------------------------------------------------------------------
Minority interest in
consolidated joint venture             $(304,000)       $2,620,000         N/M
As a percentage of net revenues          (0.1%)            0.5%
--------------------------------------------------------------------------------

Minority interest for fiscal 1996 represents VEI's pro rata share of net income from EAV's operations. Conversely, the fiscal 1995 minority interest represents VEI's pro rata share of EAV's net loss for that period.

================================================================================
                                      1996              1995           % change
--------------------------------------------------------------------------------
Net income                         $40,489,000       $55,718,000         (27.3)
As a percentage of net revenues        7.6%             11.3%
---------------------------------------------------------------------------

The decrease in net income was due to higher operating expenses partially reduced by higher revenue combined with the prior year impact of the after-tax net gain of approximately $5,800,000 from the one-time payment of a merger termination fee.



LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company's working capital was $241,613,000 compared to $199,713,000 at March 31, 1996. Cash and short-term investments increased by approximately $82,113,000 in fiscal 1997. The Company generated $80,641,000 of cash from operations in fiscal 1997. In addition, $20,205,000 was provided through the sale of equity securities under the Company's employee stock plans.

     Reserves for bad debts and sales returns increased from $27,569,000 at March 31, 1996 to $35,486,000 at March 31, 1997. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

     During fiscal 1997 the Company invested approximately $36,000,000 primarily in computer hardware and software purchases required to support the Company's development efforts and new management information systems worldwide.

     In connection with the Company's purchases of Sony products to be distributed in Japan, Sony of Japan requires cash deposits totaling one-third of purchase orders. Additionally, Nintendo of Japan requires cash deposits on all orders of N64 cartridge products. EAV utilizes lines of credit to fund these deposits for purchases of Sony and Nintendo products and for other operating requirements. At March 31, 1997, EAV had approximately $4,024,000 outstanding on this line.

     The Company's principal source of liquidity is $230,096,000 in cash and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements for the foreseeable future.

FACTORS AFFECTING FUTURE PERFORMANCE

FUTURE OPERATING RESULTS OF THE COMPANY DEPEND UPON MANY FACTORS AND ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. SOME OF THOSE IMPORTANT RISKS AND UNCERTAINTIES WHICH MAY CAUSE THE COMPANY'S OPERATING RESULTS TO VARY OR WHICH MAY MATERIALLY AND ADVERSELY AFFECT EA'S OPERATING RESULTS ARE AS FOLLOWS:


THE INDUSTRY AND COMPETITION. The interactive software business has historically been a volatile and highly dynamic industry affected by changing technology, limited hardware platform life cycles, hit products, competition, component supplies, seasonality, consumer spending and other economic trends. The business is also intensely competitive. A variety of companies offer products that compete directly with one or more of the Company's products. These direct competitors vary in size from very small companies to companies with financial, managerial and technical resources comparable to or greater than those of the Company. Typically, the Company's chief competitor on dedicated game platforms is the hardware manufacturer/licensor itself, to which the Company must pay royalties, and in the case of Sony and Nintendo, manufacturing charges. For example, Sony has aggressively launched sports product lines that directly compete with the Company's sports products on the PlayStation. In addition, competition for creative talent has intensified, and the attraction and retention of key personnel by the Company is increasingly difficult.

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

DEVELOPMENT. Product development schedules, particularly for new hardware platforms and high-end multimedia PCs are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. CD-ROM products frequently include more content and are more complex, time-consuming and costly to develop than 16-bit cartridge products and, accordingly, cause additional development and scheduling risk. For example, in fiscal year 1996 Madden Football 96 and NHL Hockey 96 for the
                             ------------------     -------------
PlayStation did not ship at all due to significant delays in development that made the delayed completion date untimely for these products. Likewise, Need for
                                                                        --------
Speed II for PC-CD, a high margin product scheduled for shipment in March of
--------
1997, did not ship until April of 1997 due to last minute development delays. Dungeon Keeper, originally scheduled to ship in the quarter ended June 1996, is
--------------
now expected to ship during the summer of 1997. In addition, development risks for CD-ROM products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. Manufacturing lead times during the year for CD-based products have been as brief as one to three weeks; cartridge products more typically have had a six to twelve week lead time for manufacture.

PLATFORM CHANGES. A large portion of the Company's revenues are derived from the sale of products designed to be played on proprietary video game platforms such as the PlayStation, Sega Saturn, Super Nintendo Entertainment System, Sega Genesis and the N64. The interdependent nature of the Company's business and that of its hardware licensors brings significant risks to the Company's business. The success of the Company's products is significantly affected by market acceptance of the new video game hardware systems and the life span of older hardware platforms, and the Company's ability to accurately predict these factors with respect to each platform. In many cases, the Company will have expended a large amount of development and marketing resources on products designed for new video game systems (such as the new 32-bit systems) that have not yet achieved large installed bases or will have continued product development for older hardware platforms that may have shorter life cycles than the Company expected. Conversely, if the Company does not choose to develop for a platform that achieves significant market acceptance, or discontinues development for a platform that has a longer life cycle than expected, the Company's revenue growth may be adversely affected. For example, the Company signed an agreement with Nintendo to develop and publish a line of EA SPORTS products for the N64 in March of 1997, nearly seven months after introduction of that platform in North America. Due to long development times associated with this platform, the Company will not ship N64 products in significant quantities until calendar year 1998.

The Company believes that investment in products for the 32-bit market, including both PC-CD and CD-video game platforms (particularly the PlayStation) has been strategically important in positioning the Company for the now completed transition to 32 bit machines. The Company continues to believe that such investment is important and will continue its aggressive development activities for 32 bit platforms. Although the PlayStation has achieved significant market acceptance in all geographic territories, there can be no assurance that its growth will continue at the present rates, particularly with the introduction of the N64 by Nintendo. The introduction and market acceptance of the N64, particularly in North America, may adversely affect the growth rate of the 32-bit CD-platforms. While the Company has a broad range of products available and under development for the PlayStation and for PC-CD, the Company will not ship products for the N64 in any significant quantities until calendar year 1998.

HARDWARE COMPANIES. The Company's contracts with hardware licensors, which are also some of the Company's chief competitors, often grant significant control to the licensor over the manufacturing of the Company's products. This fact could, in certain circumstances, leave the Company unable to get its products manufactured and shipped to customers. In most events, control of the manufacturing process by hardware companies increases both the manufacturing lead times and the expense to the Company as compared to the lead times and costs that the Company can achieve independently. In both fiscal 1996 and fiscal 1997, for example, the Company experienced delays in the manufacturing of PlayStation products which caused delays in shipping those products. The results of future periods may be affected by similar delays. Finally, the Company's contracts with its hardware licensors often require the Company to take significant risks in holding or prepaying for its inventory of products. In particular, the Company's agreement with Nintendo for N64 products requires prepayment of costly cartridge-based inventory, minimum orders and no rights of return.

REVENUE AND EXPENSES. A substantial majority of the revenue of the Company in any quarter typically results from orders received in that quarter and products introduced in that quarter. The Company's expenses are based, in part, on development of products to be released in the future. Certain overhead and product development expenses do not vary directly in relation to revenues. This trend is increasing as the Company increases the proportion of products developed internally. As a result, the Company's quarterly results of operations are difficult to predict, and small delays in product deliveries may cause quarterly revenues, operating results and net income to fall significantly below anticipated levels. The Company typically receives orders shortly before shipments, making backlog an unreliable indicator of quarterly results. A shortfall in shipments at the end of any particular quarter may cause the results of that quarter to fall significantly short of anticipated levels.

FILM AND VIDEOTAPE. The Company produces film and videotape to include in certain products pursuant to agreements between certain of the Company's subsidiaries with SAG, AFTRA and Equity. However, the costs of video production are significantly higher than for software production, and for products which include a substantial amount of video such as certain interactive movies, the costs of producing the video component is significantly higher than the cost of developing the software component. Accordingly, more units of such products must be sold to recoup the development and production costs. There can be no assurance that these products which include significant film or videotape components will be commercially successful enough to recoup development costs. In addition, the Company's agreements with SAG and AFTRA expire during the current calendar year, and there can be no assurance that the Company will be able to renegotiate favorable terms.

GROSS MARGINS. Although gross margins for the Company's products as a whole have increased over the last three fiscal years, there are no assurances that this trend will continue in the future for several reasons. Professional and celebrity royalties continue to increase. Also, while the costs of development of new products for 32- and 64-bit systems have increased, overall costs of goods are not declining. For products on platforms for which the Company is required to purchase its goods from the hardware companies, the Company is unable to achieve cost reductions through manufacturing efficiencies, and royalties to hardware companies remain fixed or are increasing. As the Company begins to ship N64 products in significant quantities, margins may further decline due to the higher cost of goods associated with this cartridge-based platform. Similarly, higher distribution expenses for operations in Europe and North America and growth of the lower margin distribution business continue to put pressure on margins. In addition, retailers continue to require significant price protection for products, and with an increasing number of titles available for advanced platforms, such requirements for price protection may increase.

MARKETING AND DISTRIBUTION. Both the video game and PC businesses have become increasingly "hits" driven. Additional marketing and advertising funds are required to drive and support "hit" products, particularly television advertising. There can be no assurance that the Company will continue to produce "hit" titles, or that advertising for any product will increase sales sufficiently to recoup those advertising expenses.

EMPLOYEES. Competition for employees in the interactive software business is intense and increasing as competition in the industry increases. In the last fiscal year, recruiting of the Company's employees generally, and its executive officers in particular, has been intense. Large software and media companies frequently offer significantly larger cash compensation than does the Company, placing pressure on the Company's base salary and cash bonus compensation. Small start-up companies such as those proliferating in the online business areas offer significant potential equity gains which are difficult for more mature companies like the Company to match without significant stockholder dilution. While executive turnover has decreased in fiscal 1997 as compared to fiscal 1996, virtually all of the executives continue to experience intense recruiting pressure. There can be no assurance that the Company will be able to continue to attract and retain enough qualified employees in the future.

FOREIGN SALES AND CURRENCY FLUCTUATIONS. For the 1997 fiscal year, international net revenues comprised 46% of total consolidated net revenues. The Company expects foreign sales to continue to account for a significant and growing portion of the Company's revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate.

INVESTMENTS IN AFFILIATES. The Company has a number of equity investments in affiliates, including small developers, such as Firaxis and Visual Concepts, other publishers, such as NovaLogic, Inc. and Accolade, Inc., and new ventures such as Mpath Interactive.

These companies are generally small and without significant financial resources. Financial difficulties for any of these companies could cause a reduction in the value of the Company's investment. For example, in fiscal 1996 the Company wrote off its investment in SportsLab in its entirety.

FLUCTUATIONS IN STOCK PRICE. Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. As a result of the factors discussed in this annual report and other factors that may arise in the future, the market price of the Company's Common Stock historically has been, and may continue to be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer, software, entertainment, media or electronics industries or the securities markets in general. For example, during the fiscal years 1997 and 1996 the price per share of the Company's common stock ranged from $24.75 to $39.13 and from $20.13 to $41.75, respectively.

Because of the foregoing factors, as well as other factors affecting the Company's operating results and financial condition, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow on pages 32 through 46.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Electronic Arts Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts Inc. and subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                                 KPMG Peat Marwick LLP

Palo Alto, California
May 1, 1997, except as to Note 14 which is as of June 4, 1997

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

                                                                              1997        1996
----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and short-term investments                                          $230,096    $147,983
  Marketable securities                                                       5,548      37,869
  Receivables, less allowances of $35,486 and $27,569, respectively          95,356      73,075
  Inventories                                                                15,847      14,704
  Prepaid royalties                                                          10,311      14,519
  Deferred income taxes                                                       3,010          --
  Other current assets                                                        8,875      12,188
                                                                           --------    --------
    Total current assets                                                    369,043     300,338

Property and equipment, net                                                  85,132      70,062
Prepaid royalties                                                             9,351      11,030
Long-term investments                                                        24,200      24,200
Investment in affiliates                                                     25,657      15,952
Other assets                                                                  3,320       2,637
                                                                           --------    --------
                                                                           $516,703    $424,219
                                                                           ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $ 41,560    $ 37,019
  Accrued liabilities                                                        85,870      63,606
                                                                           --------    --------
    Total current liabilities                                               127,430     100,625

Minority interest in consolidated joint venture                                  28       1,277

Stockholders' equity:
  Preferred stock, $0.01 par value.  Authorized 1,000,000 shares                 --          --
  Common stock, $0.01 par value.  Authorized 70,000,000 shares;
     issued and outstanding 54,163,398 and 52,741,572, respectively             542         527
  Paid-in capital                                                           135,510     108,078
  Retained earnings                                                         252,525     199,523
  Unrealized appreciation of investments                                      2,593      16,266
  Translation adjustment                                                     (1,925)     (2,077)
                                                                           --------    --------
    Total stockholders' equity                                              389,245     322,317
                                                                           --------    --------
                                                                           $516,703    $424,219
                                                                           ========    ========

See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

                                                                        Years Ended March 31,
                                                                    1997        1996         1995
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                     $ 624,766   $ 531,887    $ 493,346
Cost of goods sold                                                 312,044     273,594      263,357
                                                                 ---------   ---------    ---------
    Gross profit                                                   312,722     258,293      229,989

Operating expenses:
  Marketing and sales                                               85,555      72,928       61,951
  General and administrative                                        41,742      32,207       29,308
  Research and development                                         118,103      99,627       73,902
                                                                 ---------   ---------    ---------
    Total operating expenses                                       245,400     204,762      165,161
                                                                 ---------   ---------    ---------
    Operating income                                                67,322      53,531       64,828
Interest and other income, net                                      11,639       6,021       13,250
                                                                 ---------   ---------    ---------
  Income before provision for income taxes and
   minority interest                                                78,961      59,552       78,078
Provision for income taxes                                          27,241      18,759       24,980
                                                                 ---------   ---------    ---------
  Income before minority interest                                   51,720      40,793       53,098
Minority interest in consolidated joint venture                      1,282        (304)       2,620
                                                                 ---------   ---------    ---------
    Net income                                                   $  53,002   $  40,489    $  55,718
                                                                 =========   =========    =========
Net income per share                                             $    0.96   $    0.75    $    1.07
                                                                 =========   =========    =========
Number of shares used in computation                                55,483      54,163       52,297
                                                                 =========   =========    =========

See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Years Ended March 31, 1997, 1996 and 1995

(In thousands)

                                                    Common Stock                                  Unrealized
                                                  ----------------      Paid-In     Retained    Appreciation  Translation
                                                  Shares    Amount      Capital     Earnings   of Investments Adjustment     Total
------------------------------------------------------------------------------------------------------------------------------------

Balances at March 31, 1994                        49,974    $  477    $  65,677    $ 108,878    $       0      $(2,854)   $ 172,178

Proceeds from sales of shares through
 employee stock plans and other plans                954        10        7,210                                               7,220

Tax benefit related to stock options                                      4,242                                               4,242

Adjustment effect of poolings on prior
 periods                                                        22           15       (1,698)                                (1,661)

Adjustment for change in Kingsoft, GmbH
 fiscal year end                                                                      (1,386)                                (1,386)

Unrealized (loss) on investments                                                                   (1,206)                   (1,206)

Translation adjustment                                                                                           1,968        1,968

Net income                                                                            55,718                                 55,718
                                                  ------    ------    ---------    ---------    ---------      -------    ---------

Balances at March 31, 1995                        50,928       509       77,144      161,512       (1,206)        (886)     237,073

Proceeds from sales of shares through
 employee stock plans and other plans              1,814        17       21,661                                              21,678

Tax benefit related to stock options                                      9,170                                               9,170

Adjustment effect of immaterial pooling                          1          103         (177)                                   (73)

Adjustment for change in Manley & Associates
 fiscal year end                                                                      (2,301)                                (2,301)

Unrealized gain on investments                                                                      17,472                   17,472

Translation adjustment                                                                                          (1,191)      (1,191)

Net income                                                                            40,489                                 40,489
                                                  ------    ------    ---------    ---------    ---------      -------    ---------
Balances at March 31, 1996                        52,742       527      108,078      199,523       16,266       (2,077)     322,317

Proceeds from sales of shares through
 employee stock plans and other plans              1,421        15       20,190                                              20,205

Tax benefit related to stock options                                      7,242                                               7,242

Unrealized (loss) on investments                                                                  (13,673)                  (13,673)

Translation adjustment                                                                                             152          152

Net Income                                                                            53,002                                 53,002
                                                  ------    ------    ---------    ---------    ---------      -------    ---------
Balances at March 31, 1997                        54,163    $  542    $ 135,510    $ 252,525    $   2,593    $  (1,925)   $ 389,245
                                                  ======    ======    =========    =========    =========      =======    =========

See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Years ended March 31
                                                                                                     --------------------

(In thousands)                                                                                 1997          1996          1995
----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                                $  53,002     $  40,489     $  55,718
  Adjustments to reconcile net income to net cash provided by operating activities:
    Minority interest in consolidated joint venture                                            (1,282)          304        (2,620)
    Depreciation and amortization                                                              21,461        15,859        10,763
    Loss (gain) on sale of fixed assets                                                           164        (2,044)           76
    Equity in net loss of affiliates                                                            1,566         1,746            --
    Gain on sale of marketable securities                                                      (8,393)       (4,879)           --
    Adjustment for change in fiscal year end for pooled subsidiaries                               --        (2,301)       (1,386)
    Change in assets and liabilities:
      Receivables                                                                             (22,281)      (16,686)        8,726
      Inventories                                                                              (1,143)       (2,346)       (2,887)
      Prepaid royalties                                                                         5,887       (10,598)       (5,120)
      Other assets                                                                              1,780        (4,214)      (11,306)
      Accounts payable                                                                          4,541         2,772        (1,605)
      Accrued liabilities                                                                      24,765       (12,645)        6,635
      Deferred income taxes                                                                       574         3,219         6,803
                                                                                            ---------     ---------     ---------
        Net cash provided by operating activities                                              80,641         8,676        63,797
                                                                                            ---------     ---------     ---------

  INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                                  171         4,221           527
    Proceeds from sale of marketable securities                                                21,152         5,273            --
    Capital expenditures                                                                      (36,212)      (56,830)      (16,503)
    Investment in affiliates                                                                  (11,271)       (6,387)         (472)
    Short-term investments                                                                    (62,132)      (11,655)        5,700
    Long-term investments                                                                          --       (10,000)      (14,200)
    Acquisition of DROsoft                                                                         --            --        (1,397)
    Acquisition of Vision Software                                                                 --          (500)           --
    Adjustment for effect of poolings on prior periods                                             --          (73)        (1,661)
                                                                                            ---------     ---------     ---------
      Net cash used in investing activities                                                   (88,292)      (75,951)      (28,006)
                                                                                            ---------     ---------     ---------

  FINANCING ACTIVITIES:
  Proceeds from sales of shares through employee stock plans and other plans                   20,205        21,678         7,220
  Tax benefit from stock option exercises                                                       7,242         9,170         4,242
                                                                                            ---------     ---------     ---------
      Net cash provided by financing activities                                                27,447        30,848        11,462
                                                                                            ---------     ---------     ---------

  Translation adjustment                                                                          152        (1,191)        1,968
  Minority interest on translation adjustment                                                      33          (175)          282
                                                                                            ---------     ---------     ---------

  Increase (decrease) in cash and cash equivalents                                             19,981       (37,793)       49,503
  Beginning cash and cash equivalents                                                         105,628       143,421        93,918
                                                                                            ---------     ---------     ---------

  Ending cash and cash equivalents                                                            125,609       105,628       143,421
  Short-term investments                                                                      104,487        42,355        30,700
                                                                                            ---------     ---------     ---------
  Ending cash and short-term investments                                                    $ 230,096     $ 147,983     $ 174,121
                                                                                            =========     =========     =========

  SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for income taxes                                              $  14,889     $   9,570     $   6,390
                                                                                            =========     =========     =========

  NON-CASH INVESTING ACTIVITIES:
    Increase (decline) unrealized appreciation of investments                               ($ 19,562)    $  24,952     $  (1,206)
    Transfer of assets at net book value to affiliated company                                     --            --         6,003
                                                                                            =========     =========     =========

See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1997, 1996 and 1995


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the accounts of Electronic Arts Inc. and its wholly-owned subsidiaries (the "Company") and its majority owned subsidiary Electronic Arts Victor, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company follows:

(a) Fiscal Year

The Company's fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to March 31 in each year. The results of operations for fiscal 1997 and 1996 contain 52 and 53 weeks, respectively. Since the results of an additional week are not material, and for clarity of presentation herein, all fiscal periods are treated as ending on a calendar month end.

(b) Revenue Recognition

Product Sales: Revenue is recognized when the product is shipped. Subject to certain limitations, the Company permits customers to obtain exchanges within certain specified periods and provides price protection on certain unsold merchandise. Revenue is reflected net of an allowance for returns and price protection.

Software Licenses: For those agreements which provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized at delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned.

Revenue from the licensing of software was $22,095,000, $27,018,000, and $21,001,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

(c) Cash and Investments

Cash equivalents consist of highly liquid investments with insignificant rate risk and with maturities of three months or less at the date of purchase. Short-term investments include securities with maturities greater than three months and less than one year, except for certain investments with stated maturities greater than one year. Long-term investments consist of securities with maturities greater than one year.

The Company accounts for investments under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("SFAS 115"). The Company's policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. The Company has classified short-term investments as "available-for-sale" and applicable investments are stated at fair value which approximates cost. The cost of securities sold is based upon the specific identification method.

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

(f) Inventories

Inventories are stated at the lower of cost or market. Inventories at March 31, 1997 and 1996 consisted of:

================================================================================
                                                     1997           1996
--------------------------------------------------------------------------------
                                                        (in thousands)
Raw materials and work in process                 $  3,706        $  2,160
Finished goods                                      12,141          12,544
--------------------------------------------------------------------------------
                                                   $15,847         $14,704
--------------------------------------------------------------------------------

(g) Outside Production Costs

The Company defers the outside production costs of the film content of its products. Such costs are expensed as cost of goods sold based on actual net product sales. Film costs deferred as of March 31, 1997 and 1996 were $926,000 and $5,500,000, respectively.

(h) Advertising costs

The Company generally expenses advertising costs as incurred, except for production costs associated with media campaigns which are deferred and charged to expense at the first run of the ad. Cooperative advertising with distributors and retailers is accrued when revenue is recognized. Cooperative advertising credits are reimbursed when qualifying claims are submitted. For the fiscal years ended

March 31, 1997, 1996 and 1995, advertising expenses totaled approximately $34,263,000, $28,437,000 and $28,065,000, respectively.

(i) Property and Equipment

Property and equipment are stated at cost. Depreciation of furniture and equipment is computed using the declining balance method over the estimated useful lives of the respective assets, which range from three to seven years. Depreciation on new management information systems is computed using the straight-line method over the estimated useful lives of the respective assets, which range from four to seven years. Buildings are being depreciated using the straight line method over 20 years. Amortization of leasehold improvements is computed using the declining balance method over the lesser of the lease terms or the estimated useful lives of the improvements.

(j) Intangible Assets

Intangible assets net of amortization at March 31, 1997 and 1996 of $1,115,000, and $1,752,000, respectively, are included in other current and noncurrent assets and include costs of obtaining product technology and noncompete covenants which are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically no more than five years. Intangibles also include goodwill resulting from the purchase of DROSoft (now known as EA Spain) in November 1994 and Vision Software in March 1996. Amortization expense for fiscal years ended March 31, 1997, 1996 and 1995 was $654,000, $740,000, and $337,000, respectively.

(k)  Income Taxes

Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

(l) Foreign Currency Translation

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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Included in interest and other income in the statements of income are foreign currency transaction gains (losses) of ($1,024,000), $433,000, and $785,000, for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

(m)   Net Income Per Share

Net income per share is based on the weighted average number of common stock and common stock equivalents from stock options outstanding during the period. There is no significant difference between primary and fully diluted earnings per share.

(n)  Employee Benefits

The Company has a 401(k) Plan covering substantially all of its U.S. employees. The 401(k) Plan permits the Company to make discretionary contributions to employees' accounts based on the Company's financial performance. The Company contributed $405,000 and $279,000 to the Plan in fiscal 1997 and fiscal 1996, respectively.

(o)  Stock-based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

(p)  Impact of Recently Issued Accounting Standards

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") effective for the fiscal year ended March 31, 1997. SFAS 121 requires that impairment losses be recorded on long-lived assets and certain identifiable intangibles when indicators of impairment are present and the undiscounted cash flows estimated by those assets are less than the assets' carrying amounts. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") effective for the fiscal year ended March 31, 1997. SFAS 123 establishes a fair value method of accounting for stock-based employee compensation plans. As allowed under provisions of SFAS 123, the Company has chosen to continue the intrinsic value based method for stock-based employee compensation plans and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS 123 had been adopted. As the Company has elected to adopt only disclosure requirements of SFAS 123, such adoption had no effect on the Company's consolidated net income or cash flows.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings issued after December 15, 1997, for all entities with complex capital structures.

Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants, and other convertible securities using the treasury stock method. The Company does not anticipate the effect of the provisions of this new standard on earnings per share to be material.

(q) Use of Estimates

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

(r) Reclassifications

Certain amounts have been reclassified to conform to fiscal 1997 presentation.


(2) FINANCIAL INSTRUMENTS

(a) Cash and Investments

========================================================================
                                                     MARCH 31,
                                               1997             1996
------------------------------------------------------------------------
                                                   (in thousands)
Cash and equivalents:
 Cash                                          $58,564          $28,078
 Municipal securities                           31,940           13,885
 Money market funds                             35,105           37,843
 Commercial paper                                    -           25,822
------------------------------------------------------------------------
Cash and equivalents                           125,609          105,628
------------------------------------------------------------------------
Short-term investments:
 Commercial paper                               17,315            2,805
 Municipal securities                            9,163            5,600
 Money market preferreds                        78,009           33,950
------------------------------------------------------------------------
Short-term investments                         104,487           42,355
------------------------------------------------------------------------
Cash and short-term investments               $230,096         $147,983
------------------------------------------------------------------------

------------------------------------------------------------------------
Long-term investments                         $24,200        $  24,200
------------------------------------------------------------------------

Long-term investments are in the form of commercial notes with maturities of five to eight years secured by U.S. Treasury Notes. Such investments enable the Company to take advantage of certain tax incentives in its Puerto Rico operation and are treated as held to maturity for financial reporting purposes.

(b)  Marketable Securities

Marketable securities are comprised of equity securities. The Company has accounted for investments in equity securities as "available-for-sale" and has stated applicable investments at fair value, with net unrealized appreciation reported as a separate component of stockholders' equity. Marketable securities had an aggregate cost of $1,559,000 and $14,123,000 at March 31, 1997 and 1996, respectively. At March 31, 1997, marketable securities included gross unrealized gains of $4,174,000 and gross unrealized losses of $185,000. At March 31, 1996 marketable securities included gross unrealized gains of $27,334,000 and gross unrealized losses of $3,588,000.

At March 31, 1997, marketable securities included the Company's approximate 7% ownership interest in The 3DO Company ("3DO"). During fiscal 1997, the Company sold 1,220,000 shares of 3DO reducing its ownership interest to 2,013,668 shares. At March 31, 1996, the Company's ownership interest was approximately 12% of the outstanding shares of 3DO.

For the fiscal years ended March 31, 1997 and 1996, the fair value of 3DO stock and other securities sold was $21,152,000 and $9,783,000, respectively. The gross realized gains from these sales totaled $8,393,000 and $9,112,000 for fiscal 1997 and 1996, respectively. There were no gains or losses from sales of marketable securities during 1995. The gain on sale of investments is based on the specific identification method.

(c) Foreign Currency Forward Exchange Contracts

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency market exposures of underlying assets, liabilities and other obligations. The Company does not use forward exchange contracts for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying transactions. Gains and losses on currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. The Company transacts business in various foreign currencies, including European currencies. During fiscal 1997, the Company established hedging programs to protect against exposure on certain intercompany receivables that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. At March 31, 1997, the Company had foreign exchange contracts, all having maturities of 90 days or less, to purchase and sell approximately $27,549,000 in foreign currencies, primarily German Deutschmarks and British Pounds.

The difference between the face value and market value of these contracts is not significant. The counterparties to these contracts are substantial and credit worthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material.

(3)  COMMITMENTS

Lease Obligations

The Company leases its current facilities and certain equipment under non-cancelable operating lease agreements. The Company is required to pay property taxes, insurance and normal maintenance costs for certain of its facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Company's facilities.

In February 1995, the Company entered into a master operating lease for land and a building to be constructed in Redwood City, California. The initial term of the lease is for a period of three years from the earlier of the date of completion of construction or December 1998. Monthly lease payments are based upon the London Interbank Offered Rate. The Company has the option to purchase the property for the unamortized financed balance at any time after the non-cancelable lease term, or it may terminate the lease at any time after the non-cancelable term by arranging a third party sale or by making a termination payment. Should the Company elect to terminate the lease, it will guarantee a residual value of up to 85% of the unamortized value of the property. As part of the agreement, the Company must also comply with certain financial covenants.

Total future minimum lease commitments as of March 31, 1997 are:

=============================================================
Year Ending:                                   (in thousands)
1998                                                $11,110
1999                                                  7,647
2000                                                  2,593
2001                                                  1,570
2002                                                  1,132
Thereafter                                            9,509
-------------------------------------------------------------
                                                    $33,561
-------------------------------------------------------------

Total rent expense for all operating leases was $10,158,000, $7,631,000, and $6,451,000, for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

The current portion of deferred rent of $599,000 and $823,000 at March 31, 1997 and 1996, respectively, represents the obligation accrued for rent, calculated on the straight-line method over the lease term and is included in accrued liabilities.


(4) CONCENTRATION OF CREDIT RISK

The Company extends credit to various companies in the retail and mass merchandising industry. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company's overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of its customers and reserves for potential credit losses are maintained.

The Company had no sales to any one customer in excess of 10% of total net revenues for the fiscal years ended March 31, 1997, 1996 and 1995.

Short-term investments are placed with high credit-quality financial institutions or in short-duration high quality securities. The Company limits the amount of credit exposure in any one institution or type of investment instrument.


(5) LITIGATION

The Company is subject to pending claims and litigation. Management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits would not have a material adverse effect upon the consolidated financial condition of the Company.


(6) PREFERRED STOCK

At March 31, 1997 and 1996, the Company had 1,000,000 shares of Preferred Stock authorized but unissued. The rights, preferences, and restrictions of the Preferred Stock may be designated by the Board of Directors without further action by the Company's stockholders.


(7) STOCK PLANS

(a) Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares at 85% of the lower of the fair market value of the Common Stock on the date of commencement of the offering or on the last day of the six-month purchase period. The Plan commenced in September 1991. In fiscal 1997, 184,596 shares were purchased by the Company and distributed to employees at prices ranging from $21.25 to $25.18. In fiscal 1996, 154,516 shares were purchased by the Company and distributed to employees at prices ranging from $15.09 to $21.57. In fiscal 1995, 169,187 shares were purchased by the Company and distributed to employees at prices ranging from $15.09 to $15.51 per share. The weighted average fair value of the fiscal 1997 and fiscal 1996 awards was $10.413 and $8.813, respectively. At March 1997, the Company had 228,638 shares of its Common Stock reserved for future issuance under the Plan.

(b) Stock Option Plans

The Company's 1991 Stock Option Plan and Directors' Plan ("Option Plans") provide stock options for employees, officers and independent contractors, and for directors, respectively. Pursuant to these Option Plans, the Board of Directors may grant non-qualified and incentive stock options to employees and officers and non-qualified options to independent contractors, and directors, at not less than the fair market value on the date of grant.

The options generally expire ten years from the date of grant and are generally exercisable in monthly increments over 50 months.

SFAS 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of options pricing models. These models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which characteristics significantly differ from those of the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions used for grants made in 1997 and 1996 under the stock plans: risk-free interest rates of 5.48% to 6.36% in 1997 and 5.12% to 6.25% in 1996; expected volatility of 58% for both years; expected lives in both years of 2.42 years under the Option Plans and one year for the Employee Stock Purchase Plan. No dividends are assumed in the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized when they occur. Had compensation cost for the Company's stock-based plans been determined on the fair value at the grant date for awards consistent with the method of SFAS 123, the Company's pro forma net income and net income per share for fiscal 1997 and 1996 would have been $39,805,000 ($0.73 per share) and $33,959,000 ($0.63 per share) in fiscal 1997 and 1996, respectively.

Because SFAS 123 is applicable only to options granted subsequent to March 31, 1995, the impact of non-vested stock options granted prior to this date has been excluded from the pro forma calculation. Accordingly, the fiscal 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments as the pro forma effect will not be fully reflected until subsequent years.

Additional information regarding options outstanding as of March 31, 1997 is as follows:

                                           ================================================================================
                                                  Options Outstanding                     Options Exercisable
                                           --------------------------------------------------------------------------------
                                                              Weighted
                                                               Average        Weighted                            Weighted
                                                              Remaining        Average                             Average
                                           Number of         Contractual      Exercise          Number of         Exercise
Range of  Exercise Prices                   Shares               Life           Price             Shares            Price
-------------------------                  ----------        -----------      ---------         ----------         -------
$  0.720 -  $ 4.469                           841,483             3.94            $3.30          841,282             $3.30
   6.250 -   13.500                         1,084,505             6.50            13.18          775,466             13.07
  13.625 -   18.000                         1,182,384             6.20            16.06          948,389             15.71
  18.125 -   23.000                           528,172             7.81            19.77          228,314             19.81
  23.500 -   23.500                         1,422,608             8.94            23.50          301,440             23.50
  23.750 -   29.750                           719,361             8.28            26.13          270,558             26.56
  29.875 -   29.875                         1,263,984             9.43            29.88          149,983             29.88
  30.000 -   38.625                           900,637             8.83            32.99          173,306             32.68
---------------------------------------------------------------------------------------------------------------------------
$  0.720 - $ 38.625                         7,943,134             7.60           $20.92        3,688,738            $15.38
===========================================================================================================================

The following summarizes the activity under the Company's stock option plans during the fiscal years ended March 31, 1997, 1996 and 1995:

                                                       --------------------------------
                                                              Options Outstanding
                                                       --------------------------------
                                                                       Weighted Average
                                                         Shares         Exercise Price
                                                       ---------------------------------
  Balance at March 31, 1994                              6,580,797          $13.63

  Granted                                                3,173,931           16.88
  Canceled                                              (1,595,618)          25.36
  Exercised                                               (810,673)           6.15
                                                        ----------          ------
  Balance at March 31, 1995 (3,497,818
   shares were exercisable at a
   weighted average price of $10.00)                     7,348,437           13.31

  Granted                                                4,312,249           28.25
  Canceled                                              (2,321,172)          30.18
  Exercised                                             (1,658,953)          11.30
                                                        ----------          ------
  Balance at March 31, 1996 (3,301,613
   shares were exercisable at a
   weighted average price of $11.84)                     7,680,561           17.03

  Granted                                                2,214,089           30.55
  Canceled                                                (714,286)          22.77
  Exercised                                             (1,237,230)          12.85
                                                        ----------          ------
  Balance at March 31, 1997                              7,943,134          $20.92
                                                        ==========          ======

(8)  PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1997 and 1996 consisted of:

========================================================================
                                                   1997           1996
------------------------------------------------------------------------
                                                     (in thousands)
Computer equipment                              $87,077        $62,858
Buildings                                        21,590         18,921
Office equipment, furniture and
   fixtures                                      15,389         11,765
Leasehold improvements                            8,931          7,732
Land                                              6,475          4,766
Warehouse equipment and other                     3,127          2,770
------------------------------------------------------------------------
                                                142,589        108,812
Less accumulated depreciation and
amortization                                    (57,457)       (38,750)
------------------------------------------------------------------------
                                                $85,132        $70,062
------------------------------------------------------------------------

Depreciation and amortization expenses associated with property and equipment amounted to $20,807,000, $15,119,000, and $9,339,000, for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.


(9)  ACCRUED LIABILITIES

Accrued liabilities at March 31, 1997 and 1996 consisted of:

========================================================================
                                                   1997           1996
------------------------------------------------------------------------
                                                 (in thousands)
Accrued expenses                                $19,105        $18,203
Accrued royalties                                31,841         16,889
Accrued compensation and benefits                18,279         11,480
Accrued income taxes                             12,611         10,477
Deferred income taxes                             3,377          5,878
Deferred revenue                                    657            679
------------------------------------------------------------------------
                                                $85,870        $63,606
------------------------------------------------------------------------

(10) JOINT VENTURES

(a)  ELECTRONIC ARTS VICTOR, INC.

The Company has a majority interest in a joint venture corporation, Electronic Arts Victor, Inc. ("EAV"), for the development and distribution of entertainment software products in Japan as well as certain Asian countries. EAV is sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI"), (formerly Victor Musical Industries, Inc.) a wholly-owned subsidiary of Victor Company of Japan, Limited. The
Company has consolidated 100% of the assets, liabilities and results of operations for EAV. VEI's 35% interest in EAV and the profits or losses therefrom has been reflected as "Minority interest in consolidated joint venture" on the Company's Consolidated Financial Statements.

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

(11) INCOME TAXES

The Company's pretax income from operations for the fiscal years ended March 31, 1997, 1996 and 1995 consisted of the following components:

==========================================================================
(in thousands)                       1997           1996            1995
--------------------------------------------------------------------------

Domestic                          $30,527        $14,722         $41,330
Foreign                            48,434         44,830          36,748
--------------------------------------------------------------------------
Total pretax income               $78,961        $59,552         $78,078
--------------------------------------------------------------------------

Income tax expense (benefit) for the fiscal years ended March 31, 1997, 1996 and 1995 consisted of:

===========================================================================
(in thousands)                        Current      Deferred         Total
---------------------------------------------------------------------------

1997:
  Federal                              $7,253       $(4,439)       $2,814
  State                                   848          (298)          550
  Foreign                              16,188           447        16,635
  Charge in lieu of taxes
   from employee stock plans            7,242             -         7,242
---------------------------------------------------------------------------
                                      $31,531       $(4,290)      $27,241
---------------------------------------------------------------------------

1996:
  Federal                             $(6,075)       $2,094       $(3,981)
  State                                  (523)          395          (128)
  Foreign                              13,980          (282)       13,698
  Charge in lieu of taxes
   from employee stock plans            9,170             -         9,170
---------------------------------------------------------------------------
                                      $16,552        $2,207       $18,759
---------------------------------------------------------------------------

1995:
  Federal                              $3,676        $5,955        $9,631
  State                                   353         2,688         3,041
  Foreign                               8,066             -         8,066
  Charge in lieu of taxes
   from employee stock plans            4,242             -         4,242
---------------------------------------------------------------------------
                                      $16,337        $8,643       $24,980
---------------------------------------------------------------------------

The components of the net deferred tax assets as of March 31, 1997 and 1996 consist of:

===========================================================================
(in thousands)                                       1997           1996
---------------------------------------------------------------------------
Deferred tax assets:

  Accruals, reserves and other expenses            $28,495        $23,415
  Federal and State loss carryforwards                   -          1,553
  Foreign loss and credit carryforwards             11,766          8,321
---------------------------------------------------------------------------
    Total gross deferred tax assets                 40,261         33,289
    Less:  valuation allowance                     (11,766)        (8,321)
---------------------------------------------------------------------------
    Net deferred tax assets                         28,495         24,968
---------------------------------------------------------------------------
Deferred tax liabilities:
  Undistributed earnings of DISC                    (2,081)        (2,378)
  Prepaid royalty expenses                         (25,385)       (20,988)
  Unrealized gains on marketable
   securities                                       (1,396)        (7,480)
---------------------------------------------------------------------------
    Total gross deferred tax liabilities           (28,862)       (30,846)
---------------------------------------------------------------------------
    Net deferred tax asset (liability)               $(367)       $(5,878)
---------------------------------------------------------------------------

The valuation allowance relates solely to the foreign loss and foreign credit carryforwards, for which the utilization is uncertain in future periods.

     At March 31, 1997, the Company had no net operating loss carryforwards for Federal or State income tax purposes.

     The differences between the statutory income tax rate and the Company's effective tax rate, expressed as a percentage of income before provision for income taxes, for the years ended March 31, 1997, 1996 and 1995 were as follows:

============================================================================
                                            1997         1996        1995
----------------------------------------------------------------------------
Statutory Federal tax rate                  35.0%        35.0%       35.0%
State taxes, net of Federal benefit          0.9          0.5         2.9
Differences between statutory rate
 and foreign effective tax rate             (1.4)        (3.0)       (1.8)
Foreign loss without tax benefit             1.6            -         3.4
Research and development credits               -            -        (1.2)
Tax exemptions on Puerto Rico
 operation                                  (0.8)        (0.7)       (5.0)
Other                                       (0.8)        (0.3)       (1.3)
----------------------------------------------------------------------------
                                            34.5%        31.5%       32.0%
----------------------------------------------------------------------------

The Company does not provide for U.S. taxes on undistributed earnings of its foreign subsidiaries. At March 31, 1997, the undistributed foreign earnings of the foreign subsidiaries amounted to approximately $76,000,000. If these earnings were distributed to the parent company, foreign tax credits available under current law would substantially eliminate the resulting Federal tax liability.

     The Company's manufacturing subsidiary in Puerto Rico operates under a Puerto Rican tax incentive program which grants the Company certain percentage exemptions from Puerto Rican income, property and municipal taxes for a period of 20 years from the date of the commencement of operations. The U.S. tax benefit derived for the years ended March 31, 1997, 1996 and 1995 was approximately $600,000, $411,000, and $3,886,000, respectively. Long-term reinvestment in Puerto Rico of the undistributed earnings of the Puerto Rico subsidiary enables the Company to take advantage of certain tax incentives. In addition, the Company has been granted an amendment to expand its exemption for certain additional operations.

(12) INTEREST AND OTHER INCOME, NET

Interest and other income, net for the years ended March 31, 1997, 1996 and 1995 consisted of:

==========================================================================
(in thousands)                          1997          1996         1995
--------------------------------------------------------------------------

Interest income                       $ 8,059        $6,444      $ 4,748
Interest expense                          (66)         (141)         (51)
Merger-related fee                          -             -        8,600
Gain on sale of marketable securities   8,393         4,879            -
Gain (loss) on sale of property and
 equipment                               (164)        2,044          (76)
Impairment of investment in affiliates      -        (4,700)           -
Foreign currency gains (losses)        (1,024)          433          785
Equity in net loss of affiliates       (1,566)       (1,746)           -
Other expense, net                     (1,993)       (1,192)        (756)
--------------------------------------------------------------------------
                                      $11,639        $6,021      $13,250
--------------------------------------------------------------------------

(13) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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


(14) SUBSEQUENT EVENT

On June 4, 1997, the Company entered into an agreement to merge with Maxis, Inc. ("Maxis"), a California-based interactive software developer. Under the proposed transaction, approximately 4.1 million shares of Electronic Arts' stock will be exchanged for all outstanding Maxis common stock. The transaction, which is anticipated to be completed in the quarter ended September 30, 1997, will be accounted for as a pooling of interests.

(15) OPERATIONS BY GEOGRAPHIC AREAS

The Company operates in one industry segment. Information about the Company's operations in the North America and foreign areas for the fiscal years ended March 31, 1997, 1996 and 1995 is presented below:


                                     North              South Asia
(in thousands)                      America    Europe     Pacific     Japan     Eliminations Total
--------------                      -------    ------     -------     -----     ------------ -----
  FISCAL 1997:
  Net revenues from unaffiliated
   customers                       $335,527   $223,930   $ 28,072   $ 37,237    $     --     $624,766
  Intersegment sales                 54,530      6,938        603        122     (62,193)          --
                                   --------   --------   --------   --------    --------     --------
      Total net revenues           $390,057   $230,868   $ 28,675   $ 37,359    $(62,193)    $624,766
                                   ========   ========   ========   ========    ========     ========

  Operating income (loss)          $ 23,437   $ 41,468   $  5,652   $ (3,235)   $     --     $ 67,322
  Identifiable assets              $368,878   $116,405   $ 12,820   $ 18,600    $     --     $516,703

  FISCAL 1996:
  Net revenues from unaffiliated
   customers                       $306,229   $157,999   $ 21,794   $ 45,865    $     --     $531,887
  Intersegment sales                 49,975      9,801         54        100     (59,930)          --
                                   --------   --------   --------   --------    --------     --------
      Total net revenues           $356,204   $167,800   $ 21,848   $ 45,965    $(59,930)    $531,887
                                   ========   ========   ========   ========    ========     ========

  Operating income                 $ 14,409   $ 33,126   $  5,114   $    882    $     --     $ 53,531
  Identifiable assets              $309,308   $ 88,446   $  8,469   $ 17,996    $     --     $424,219

  FISCAL 1995:
  Net revenues from unaffiliated
   customers                       $335,303   $112,907   $ 13,139   $ 31,997    $     --     $493,346
  Intersegment sales                 55,444      3,850        101         34     (59,429)          --
                                   --------   --------   --------   --------    --------     --------
      Total net revenues           $390,747   $116,757   $ 13,240   $ 32,031    $(59,429)    $493,346
                                   ========   ========   ========   ========    ========     ========

  Operating income (loss)          $ 44,276   $ 25,997   $  2,123   $ (7,568)   $     --     $ 64,828
  Identifiable assets              $272,577   $ 50,910   $  6,268   $ 11,484    $     --     $341,239

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

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors who are nominated for re-election required by Item 10 is incorporated herein by reference to the information in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Proposal No. 1 - Election of Directors." The information regarding executive officers required by Item 10 is included in Item 4A hereof.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT:

     1. Index to Financial Statements.                      Page(s) in Form 10-K
        -----------------------------

     Independent Auditors' Report                                      32
     Consolidated Balance Sheets as of March 31, 1997
       and 1996                                                        33
     Consolidated Statements of Income for the Years
       Ended March 31, 1997, 1996 and 1995                             34
     Consolidated Statements of Stockholders' Equity
       for the Years Ended March 31, 1997, 1996 and 1995               35
     Consolidated Statements of Cash Flows for the Years
       Ended March 31, 1997, 1996 and 1995                             36
     Notes to Consolidated Financial Statements for the
       Years Ended March 31, 1997, 1996 and 1995                      37-46

     2. Financial Statement Schedule.
        ----------------------------

     The following financial statement schedule of Electronic Arts for the years ended March 31, 1997, 1996 and 1995 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Electronic Arts.

            Schedule II  -    Valuation and Qualifying Accounts

     Other financial statement schedules are omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or the notes thereto.

     3. Exhibits.
        ---------
     The following exhibits are filed as part of, or incorporated by reference into, this report:

     Number                      Exhibit Title
     ------                      -------------

     3.01 Registrant's Certificate of Incorporation, as amended to December 1, 1992. (1)
     3.02 Registrant's Certificate of Amendment of Certificate of Incorporation. (2)
     3.03      Registrant's By-Laws, as amended to date. (3)
     4.01      Specimen Certificate of Registrant's Common Stock. (4)
     10.01 Registrant's 1982 Stock Option Plan, as amended to date, and related documents. (5) (6)
     10.02     Registrant's Directors Stock Option Plan and related documents.
               (6) (7)
     10.03     Description of Registrant's FY 1998 Executive Bonus Plan. (6)
     10.04 Directors and Officers and Company Reimbursement Indemnity Policy by and between Registrant and certain underwriters at Lloyd's, London and Continental Insurance Company dated
               June 20, 1992. (8)
     10.05 Lease by and between Registrant, Electronic Arts Limited and Allied Dunbar Assurance PLC, dated June 24, 1987, for the Registrant's U.K. facilities. (9)

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
     10.34     Amendment No. 1 to Agreement between Registrant and Sega
               Enterprises, Inc. effective December 31, 1995. (28)
     10.35     Lease Agreement by and between Registrant and Don Mattrick dated October 16, 1996. (29)
     10.36     Amended and Restated Guaranty from Electronic Arts Inc. to
               Flatirons Funding LP, dated March 7, 1997.
     10.37     Amended and Restated Agreement for Lease between Flatirons
               Funding, LP and Electronic Arts Redwood Inc. dated March 7, 1997.
     10.38     Amendment No. 1 to Lease Agreement between Electronic Arts
               Redwood Inc. and Flatirons Funding, LP dated March 7, 1997.
     11.01     Computation of Per Share Earnings.
     21.01     Subsidiaries of the Registrant.
     23.01     Report on Financial Statement Schedule and Consent of Independent
               Auditors.
     27        Financial Data Schedule.
  _________

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

(26) Incorporated by reference to Exhibit 10.01 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(27) Incorporated by reference to Exhibit 10.02 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(28) Incorporated by reference to similarly numbered exhibits to Registrant's Annual Report on Form 10-K for the year ended March 31, 1996 (the "1996 Form 10-K").

(29) Incorporated by reference to Exhibit 10.35 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(b)  REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended March 31, 1997.

(c)  EXHIBITS:

     The Registrant hereby files as part of this Form 10-K the exhibits listed in Item 14(a)3, as set forth above.

(d)  FINANCIAL STATEMENT SCHEDULE:

     The Registrant hereby files as part of this Form 10-K the financial statement schedule listed in Item 14(a)2, as set forth on page
     55.

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

                                ELECTRONIC ARTS

                                By:    /s/ Lawrence F. Probst III
                                       ----------------------------------------
                                       (Lawrence F. Probst III, Chairman of the
                                       Board and Chief Executive Officer)

                                Date:  June 19, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 19th of June 1997.

        Name                                         Title
        ----                                         -----

/s/ Lawrence F. Probst III                     Chairman of the Board
----------------------------                and Chief Executive Officer
(Lawrence F. Probst III)

 /s/ E. Stanton McKee, Jr.                Executive Vice President and Chief
----------------------------             Financial and Administrative Officer
  (E. Stanton McKee, Jr.)

   /s/ David L. Carbone                        Vice President, Finance
----------------------------
    (David L. Carbone)

Directors:

   /s/ M. Richard Asher                               Director
----------------------------
    (M. Richard Asher)

   /s/ William J. Byron                               Director
----------------------------
    (William J. Byron)

  /s/ Daniel H. Case III                              Director
----------------------------
    (Daniel H. Case III)

     /s/ Gary M. Kusin                                Director
----------------------------
      (Gary M. Kusin)

    /s/ Timothy J. Mott                               Director
----------------------------
      (Timothy J. Mott)

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)


                                          Balance at  Charged to  Charged to                  Balance
                                           Beginning   Costs and     Other                    at End
Description                                of Period    Expenses   Accounts (1)  Deductions  of Period
-----------                               ----------  ----------  ------------   ----------  ---------

Year Ended March 31, 1997
  Allowance for doubtful
  accounts and returns                      $27,569     $53,563       $2,240      $47,886    $35,486
                                            =======     =======       ======      =======    =======

Year Ended March 31, 1996
 Allowance for doubtful
 accounts and returns                       $33,567     $45,346       $ (461)     $50,883    $27,569
                                            =======     =======       ======      =======    =======

Year Ended March 31, 1995
 Allowance for doubtful
 accounts and returns                       $29,113     $56,371       $2,540      $54,457    $33,567
                                            =======     =======       ======      =======    =======



(1) Primarily the translation effect of using the average exchange rate for expense items and the year-ended exchange rate for the balance sheet item (allowance account).

                              ELECTRONIC ARTS INC.
                          1997 FORM 10-K ANNUAL REPORT

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                       EXHIBIT TITLE                              PAGE
------                       -------------                              ----

10.03        Description of Registrant's FY 1998 Executive Bonus Plan

10.36        Amended and Restated Guaranty from Electronic Arts Inc.
             to Flatirons Funding, LP dated March 7, 1997.

10.37        Amended and Restated Agreement for Lease between
             Flatirons Funding, LP and Electronic Arts Redwood Inc. dated March 7, 1997.

10.38 Amendment No. 1 to Lease Agreement between Electronic Arts Redwood Inc. and Flatirons Funding, LP dated
             March 7, 1997.

11.01        Computation of Per Share Earnings.

21.01        Subsidiaries of the Registrant.

23.01        Report on Financial Statement Schedule and Consent of
             Independent Auditors.

27           Financial Data Schedule.