Form 10-Q
period 1997-06-30
ELECTRONIC ARTS INC
filed 1997-08-08
CIK 712515

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              ____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       OR

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

                                (650) 571-7171
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES    X                  NO
                      -------                   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          Outstanding at
     Class of Common Stock                 July 29, 1997
     ---------------------                --------------
     $0.01 par value per share              54,382,794

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES


                                     INDEX



Part I - Financial Information                                                     Page
------------------------------                                                     ----

Item 1.     Consolidated Financial Statements
                               Consolidated Balance Sheets at
                                June 30, 1997 and March 31, 1997                     3

                               Consolidated Statements of Income for
                                the Three Months Ended June 30, 1997 and 1996        4

                               Consolidated Statements of Cash Flows for
                                the Three Months Ended June 30, 1997 and 1996        5

                               Notes to Consolidated Financial Statements            6

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                        10

Part II - Other Information
-----------------------------

Item 1.     Legal Proceedings                                                       24

Item 4.     Submission of Matters to a Vote of Security Holders                     24

Item 6.     Exhibits and Reports on Form 8-K                                        25

Signatures                                                                          26
----------

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                June 30,    March 31,
                                                                  1997        1997
                                                             ------------------------
                                                                (unaudited)
Current assets:
        Cash and short-term investments                          $222,612     $230,096
        Marketable securities                                       9,439        5,548
        Receivables, less allowances of $31,550                    79,376       95,356
         and $35,486, respectively
        Inventories                                                16,595       15,847
        Prepaid royalties                                          13,864       10,311
        Deferred income taxes                                       2,912        3,010
        Other current assets                                       11,254        8,875
                                                                 --------     --------
          Total current assets                                    356,052      369,043

Property and equipment, net                                        86,149       85,132
Prepaid royalties                                                   8,860        9,351
Long-term investments                                              24,200       24,200
Investments in affiliates                                          24,663       25,657
Other assets                                                        3,334        3,320
                                                                 --------     --------
                                                                 $503,258     $516,703
                                                                 ========     ========

            LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                         $ 31,771     $ 41,560
        Accrued liabilities                                        75,535       85,870
                                                                 --------     --------
         Total current liabilities                                107,306      127,430

Minority interest in consolidated joint venture                         -           28


Stockholders' equity:
        Preferred stock, $0.01 par value.
         Authorized 1,000,000 shares                                    -            -
        Common stock, $0.01 par value.
         Authorized 70,000,000 shares;
          issued and outstanding 54,322,083 and
           54,163,398, respectively                                   543          542
Paid-in capital                                                   138,317      135,510
Retained earnings                                                 254,009      252,525
Unrealized appreciation of investments                              3,564        2,593
Translation adjustment                                               (481)      (1,925)
                                                                 --------     --------
        Total stockholders' equity                                395,952      389,245
                                                                 --------     --------
                                                                 $503,258     $516,703
                                                                 ========     ========

          See accompanying notes to consolidated financial statements.

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)



                                                                  Three Months Ended
                                                                       June 30,
                                                                    1997      1996
                                                                  ------------------
Net revenues                                                      $117,758   $80,627
Cost of goods sold                                                  60,601    39,467
                                                                  --------   -------
        Gross profit                                                57,157    41,160
                                                                  --------   -------

Operating expenses:
        Marketing and sales                                        22,996    13,965
        General and administrative                                 10,581     8,166
        Research and development                                   23,553    25,329
                                                                  --------   -------
                Total operating expenses                           57,130     47,460
                                                                  --------   -------
        Operating income (loss)                                         27    (6,300)
Interest and other income, net                                       2,164     6,116
                                                                  --------   -------
        Income (loss) before provision for
                income taxes and minority interest                   2,191      (184)

Provision (benefit) for income taxes                                   735       (59)
                                                                  --------   -------
        Income (loss) before minority interest                       1,456      (125)
Minority interest in consolidated
   joint venture                                                        28       160
                                                                  --------   -------
        Net income                                                $  1,484   $    35
                                                                  ========   =======
Net income per share                                              $   0.03   $  0.00
                                                                  ========   =======
Number of shares used in computation                                55,791    54,930
                                                                  ========   =======


          See accompanying notes to consolidated financial statements.

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)

                                                                                     Three Months
                                                                                    Ended June 30,
                                                                                ---------------------
                                                                                   1997       1996
                                                                                ---------------------
Operating activities:
 Net income                                                                     $  1,484   $     35
  Adjustments to reconcile net income to
   net cash used in operating activities:
   Minority interest in consolidated joint
    venture                                                                          (28)      (160)
   Equity in net loss of affiliates                                                  638        400
   Depreciation and amortization                                                   5,527      4,480
   Gain on sale of fixed assets                                                       (7)       (56)
   Gain on sale of marketable securities                                          (1,293)    (4,702)
   Change in assets and liabilities:
        Receivables                                                               15,980     20,794
        Inventories                                                                 (748)     1,076
        Prepaid royalties                                                         (3,062)      (176)
        Other assets                                                              (2,402)     1,046
        Accounts payable                                                          (9,789)   (10,999)
        Accrued liabilities                                                      (10,356)   (13,796)
        Deferred income taxes                                                       (276)        24
                                                                                --------   --------
         Net cash used in operating activities                                    (4,332)    (2,034)
                                                                                --------   --------

Investing activities:
  Proceeds from sales of furniture and equipment                                      25        145
  Proceeds from sales of marketable securities                                     1,530      4,989
  Purchase of marketable securities                                               (2,762)         -
  Capital expenditures                                                            (6,553)    (7,019)
  Investment in affiliates                                                           356       (775)
  Change in short-term investments, net                                            1,372    (10,420)
                                                                                --------   --------
                Net cash used in investing activities                             (6,032)   (13,080)
                                                                                --------   --------

Financing activities:
  Proceeds from issuance of common stock                                           2,808      5,283
  Tax benefit from exercise of stock options                                           -      1,145
                                                                                --------   --------
                Net cash provided by financing  activities                         2,808      6,428
                                                                                --------   --------

Translation adjustment                                                             1,444        104
Minority interest on translation adjustment                                            -        (23)
                                                                                --------   --------
Decrease in cash and cash equivalents                                             (6,112)    (8,605)
Beginning cash and cash equivalents                                              125,609    105,628
                                                                                --------   --------
Ending cash and cash equivalents                                                 119,497     97,023
Short-term investments                                                           103,115     52,775
                                                                                --------   --------
Ending cash and short-term investments                                          $222,612   $149,798
                                                                                ========   ========

Supplemental cash flow information:
-----------------------------------
Cash paid during the year for income                                            $    494   $    605
 taxes                                                                          ========   ========

Non-cash investing activities:
------------------------------
Unrealized gain on investments                                                  $  1,366   $  4,137
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

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 as filed with the Securities and Exchange Commission ("Commission") on June 23, 1997 and certain other information included in the Company's Registration Statement on Form S-4 as filed with the Commission on June 25, 1997.

NOTE 2. CASH AND INVESTMENTS

Cash equivalents consist of highly liquid investments with insignificant interest rate risk and with maturities of three months or less at the date of purchase. Short-term investments include securities with maturities greater than three months and less than one year, except for certain investments with stated maturities greater than one year. Long-term investments consist of securities with maturities greater than one year.

The Company accounts for investments under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("SFAS 115"). The Company's policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. The Company has classified short-term investments as "available-for-sale" and applicable investments and stated at fair value which approximates cost. The cost of securities sold is based upon the specific identification method.

Cash and short-term investments at June 30, 1997 and March 31, 1997 consisted of (in thousands):


                             June 30, 1997  March 31, 1997
                             -------------  --------------
Cash and cash equivalents         $119,497        $125,609
Short-term investments             103,115         104,487
                                  --------        --------
                                  $222,612        $230,096
                                  ========        ========

NOTE 3. MARKETABLE SECURITIES

Marketable securities are comprised of equity securities. The Company has accounted for investments in equity securities as "available-for-sale" and has stated applicable investments at fair value with net unrealized appreciation reported as a separate component of stockholders' equity. For the three months ended June 30, 1997 and 1996, the Company realized gains before taxes on sales of marketable securities of $1,293,000 and $4,702,000, respectively.

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

NOTE 5. INVENTORIES

Inventories are stated at the lower of cost or market. Inventories at June 30, 1997 and March 31, 1997 consisted of (in thousands):


                                          June 30, 1997  March 31, 1997
                                          -------------  --------------
Raw materials and work in process               $ 3,375         $ 3,706
Finished goods                                   13,220          12,141
                                                -------         -------
                                                $16,595         $15,847
                                                =======         =======

NOTE 6.  ACCRUED LIABILITIES

Accrued liabilities at June 30, 1997 and March 31, 1997 consisted of (in thousands):

                                          June 30, 1997  March 31, 1997
                                                -------         -------
Accrued royalties                               $25,272         $31,841
Accrued expenses                                 19,814          19,105
Accrued income taxes                             15,206          12,611
Accrued compensation and benefits                11,088          18,279
Deferred income taxes                             3,398           3,377
Deferred revenue                                    757             657
                                                -------         -------
                                                $75,535         $85,870
                                                =======         =======

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


NOTE  7: OPERATIONS BY GEOGRAPHIC AREAS

The Company operates in one industry segment. Information about the Company's operations in North America, Europe, South Asia Pacific and Japan for the three months ended June 30, 1997 and 1996 is presented below (in thousands).



                                    North              South Asia
                                   America   Europe      Pacific      Japan    Eliminations    Total
                                  --------   ------     ---------   --------  -------------  ---------
THREE MONTHS ENDED JUNE 30, 1997
--------------------------------
Net revenues from
 unaffiliated customers           $ 52,301   $ 51,251     $ 9,846   $ 4,360       $      -   $117,758
Intersegment net revenues            7,974      2,430         646         -        (11,050)         -
                                  --------   --------     -------   -------   ------------   --------
     Total net revenues           $ 60,275   $ 53,681     $10,492   $ 4,360       $(11,050)  $117,758
                                  ========   ========     =======   =======   ============   ========

Operating income (loss)           $ (6,949)  $  6,879     $ 2,442   $(2,345)      $      -   $     27

Identifiable assets               $345,578   $128,855     $16,444   $12,381       $      -   $503,258

THREE MONTHS ENDED JUNE 30, 1996
---------------------------
Net revenues from
 unaffiliated customers           $ 38,154   $ 30,322     $ 4,862   $ 7,289       $      -   $ 80,627
Intersegment net revenues            7,046        739           -        11         (7,796)         -
                                  --------   --------     -------   -------   ------------   --------
     Total net revenues           $ 45,200   $ 31,061     $ 4,862   $ 7,300       $ (7,796)  $ 80,627
                                  ========   ========     =======   =======   ============   ========

Operating income (loss)           $ (9,133)  $  2,369     $   924   $  (460)      $      -   $ (6,300)

Identifiable assets               $300,349   $ 89,401     $ 8,940   $11,279       $      -   $409,969



                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 8.   FOREIGN CURRENCY

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency market exposures of underlying assets, liabilities and other obligations, primarily intercompany receivables that are denominated in foreign currencies. The Company does not use forward exchange contracts for speculative or trading purposes. The Company transacts business in various foreign currencies, including European and Canadian currencies. At June 30, 1997, the Company had foreign exchange contracts, all having maturities of 90 days or less, to purchase and sell approximately $11,700,000 in foreign currencies, primarily German Deutschmarks and British Pounds. Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset.

The difference between the face value and market value of these contracts is not significant. The counterparties to these contracts are substantial and credit worthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material.

NOTE 9 -   ACQUISITION OF MAXIS, INC.

On July 25, 1997, the Company completed a merger with Maxis, Inc. ("Maxis"), a
California-based interactive software developer.   Under the transaction,
approximately 4.1 million shares of Electronic Arts' stock were exchanged for all outstanding Maxis common stock. The transaction will be accounted for as a pooling of interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q AND IN PARTICULAR MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES DISCUSSED IN "FACTORS AFFECTING FUTURE PERFORMANCE" BELOW AT PAGES 18 TO 23, AS WELL AS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 1997 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 23, 1997 AND THE COMPANY'S REGISTRATION STATEMENT ON FORM S-4 FILED WITH THE COMMISSION ON JUNE 25, 1997. ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD LOOKING STATEMENT DUE TO SUCH RISKS AND UNCERTAINTIES.


NET REVENUES
------------                                 June 30,       June 30,
CONSOLIDATED NET REVENUES                     1997           1996      % change
                                        ---------------------------------------
     Three Months Ended                   $117,758,000   $80,627,000       46.1%

INTERNATIONAL NET REVENUES
     Three Months Ended                   $ 65,457,000   $42,473,000       54.1%
       as a percentage of net revenues            55.6%         52.7%

NORTH AMERICA NET REVENUES
     Three Months Ended                   $ 52,301,000   $38,154,000       37.1%
       as a percentage of net revenues            44.4%         47.3%


The Company derives revenues from shipments of EA Studio Compact Disk ("CD") products for dedicated entertainment systems ("CD- video game"), EA Studio CD personal computer products ("PC CD") (primarily entertainment software), EA Studio cartridge products, licensing of EA Studio products, distribution of EA Studio and Affiliated Label ("AL") products through hardware companies ("OEMs") and shipments of AL CD products that are created by third parties.

Overall, North American net revenues increased 37.1% for the three months ended June 30, 1997 compared to the same period last year primarily due to increased sales of Sony PlayStation ("PlayStation") and PC CD titles and increased Affiliated Label revenues resulting from the addition of a key affiliate in the fourth quarter of fiscal 1997 and the releases of new products from certain affiliates. The mix of North American sales reflected the increase in installed base of multimedia personal computers and the PlayStation and the release of key titles for these platforms. Total North American PC CD and 32-bit CD-video game revenue increased $14,729,000 or 57.1% to $40,515,000 for the three months ended June 30, 1997 in comparison to the same period in the prior year, while Affiliated Label net revenues increased $4,732,000 or 97.6% to $9,580,000. The increase in North America net revenue was offset by a decrease in net revenues from the sales of 16-bit cartridge titles. Though North America net revenues are expected to grow in fiscal 1998, they may not grow at as high a rate as compared to this quarter.

International net revenues increased $22,984,000 or 54.1% for the three months ended June 30, 1997 compared to the same period last year. The increase resulted from worldwide growth in installed base of the PlayStation, the continued growth in the PC CD market and increased distribution of Affiliated Label titles. For the three months ended June 30, 1997, net revenue from the sale of PC CD and PlayStation products increased $13,496,000 or 49.5% over all regions while Affiliated Label sales grew $8,216,000 or 99.5%. Though international revenues are expected to grow in fiscal 1998, they may not grow at as high a rate as in prior periods.

The increase in international revenues was primarily due to a 69.0% increase in European net revenues consisting of higher sales of PC CD, AL and PlayStation products offset by a decrease in license/OEM and 16-bit revenues. Total net revenues in Europe were $51,251,000 for the three months ended June 30, 1997 compared to $30,322,000 in the same period last year. European PC CD sales increased $8,548,000 or 86.7% for the quarter ending June 30, 1997 while PlayStation sales increased $5,219,000 or 71.0%. European AL sales increased $6,238,000 due to continued distribution under an exclusive international agreement with Twentieth Century Fox Home Entertainment and other affiliates and key releases during the quarter.

Sales in the South Asia Pacific region increased by 102.5% to $9,846,000 compared to $4,862,000 in the prior year due to increased sales of Affiliated Label, PC CD and PlayStation titles as a result of the growth in sales offices throughout the region, including Singapore, New Zealand and Hong Kong. Revenues from the sale of Affiliated Label titles increased $2,488,000 or 357.5% to $3,184,000 as a result of distribution of local affiliated label titles and Twentieth Century Fox Home Entertainment titles, as noted above.

The increase in European and South Asia Pacific net revenues was offset by a decrease in net revenue of $2,929,000 or 40.2% in Japan. Net revenues in Japan for the first fiscal quarter 1998 were $4,360,000 compared to $7,289,000 for the corresponding period in the prior year. Revenues in the current fiscal quarter were comprised primarily of sales of PlayStation products and to a lesser degree PC CD titles. The decline in Japan net revenues is attributable to releasing fewer PlayStation titles in the current quarter in comparison to the same period in the prior year.


EA STUDIO NET REVENUES:
-----------------------

32-BIT VIDEOGAME PRODUCT NET REVENUES
                                          June 30,      June 30,
                                            1997          1996       % change
                                       --------------------------------------
     Three Months Ended                  $42,813,000   $27,173,000       57.6%
     as a percentage of net revenues            36.4%         33.7%


The Company released six 32-bit CD-video game products during the first quarter of fiscal 1998 comprised of four for the PlayStation, including Triple Play 98
                                                                --------------
and Overblood and two for the Saturn, Darklight Conflict and Battlestations. The
    ---------                         ------------------     --------------
increase in sales is attributable to the greater installed base of PlayStation consoles and the release of key titles during the quarter.

For the three months ended June 30, 1997, total 32-bit video game revenue increased $15,640,000 compared to the same period in the prior year. The majority of this increase was attributable to PlayStation sales which were $38,600,000, compared to $23,047,000 for the three months ended June 30, 1996. The Company expects revenues from PlayStation products to continue to grow in fiscal 1998, but as revenues for these products increase, the Company does not expect to maintain these growth rates.

Net revenue from the sale of other 32-bit products, primarily from sales of products for the Saturn, were $4,213,000 for the quarter ended June 30, 1997 compared to $4,126,000 for the same period in the prior year. As the installed base of Saturn consoles has not achieved the growth rates of PlayStation consoles, the Company's revenues from sales of Saturn products are not expected to grow as in the prior year. The Company plans fewer releases of Saturn products in fiscal 1998 than fiscal 1997 and expects to release a higher percentage of these products in the December quarter.

Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America in July 1994 (the "Sony Agreement"), as amended, the Company is authorized to develop and distribute CD-based software products compatible with the PlayStation. Pursuant to the Sony Agreement, the Company engages Sony to supply PlayStation CDs for distribution by the Company. Accordingly, the Company has limited ability to control its supply of PlayStation CD products or the timing of their delivery. See Hardware
                                                              --------
Companies, below.
----------

Under the terms of a licensing agreement entered into with Sega Enterprises, Ltd. in January 1995 (the "Sega Saturn Agreement"), the Company is authorized to develop and distribute CD-based software products compatible with the Sega Saturn. Pursuant to the Sega Saturn Agreement, the Company engages various third party manufacturers approved by Sega to supply its Saturn CDs for distribution. Accordingly, the Company has limited ability to control its supply of Saturn CD products or the timing of their delivery. See Hardware
                                                                   --------
Companies, below.
----------


PERSONAL COMPUTER CD PRODUCT NET REVENUES
                                            June 30,      June 30,
                                              1997          1996      % change
                                        --------------------------------------
     Three Months Ended                   $40,253,000   $27,064,000       48.7%
       as a percentage of net revenues           34.2%         33.6%



The Company released six PC CD titles in the first quarter of the current fiscal year for the IBM personal computer and compatibles including Need for Speed 2,
                                                             ----------------
Dungeon Keeper  and Triple Play 98, compared to five for the same period last
--------------      --------------
year. The increase in sales of PC CD products is attributable to growth in the PC CD market worldwide, expansion of the Company's direct distribution worldwide and the release of "hit" products during the quarter. The primary increase in PC CD sales for the quarter ended June 30, 1997 was in Europe and North America which increased $8,548,000 and $3,275,000, respectively. Though PC CD revenues are expected to grow in fiscal 1998, they may not grow at as high a rate as in prior periods.

LICENSE/OEM NET REVENUES
                                           June 30,     June 30,
                                             1997         1996       % change
                                        --------------------------------------
     Three Months Ended                   $2,665,000   $4,980,000      (46.5%)
       as a percentage of net revenues           2.3%         6.2%



The decrease in license/OEM net revenues for the three months ended June 30, 1997 compared to the same period last year was primarily a result of a decrease in the licensing of its products in the United States and Europe.


16-BIT VIDEO GAME PRODUCT NET REVENUES     June 30,     June 30,
                                             1997         1996       % change
                                        --------------------------------------
     Three Months Ended                   $2,763,000   $8,154,000      (66.1%)
       as a percent of net revenues              2.3%        10.2%


The Company released no new 16-bit video games for the Sega Genesis ("Genesis") or the Super Nintendo Entertainment System ("SNES") during the first quarter of fiscal 1998. Sega Genesis cartridge sales were $1,618,000 for the three months ended June 30, 1997 compared to $6,974,000 for the same period in the prior year. SNES sales were $1,145,000 for the three months ended June 30, 1997 compared to $1,180,000 for the same period last year.

The Company's net revenues derived from 16-bit video games declined 66.1% during the first quarter of fiscal 1998 compared to the same period in the prior year. Since the 16-bit video game market has made the transition to next generation 32-bit and 64-bit systems, the Company does not expect to release any new 16-bit titles in fiscal 1998 and revenues from the sales of 16-bit products in fiscal 1998 are not expected to be significant.

64-BIT VIDEO GAME PRODUCT NET REVENUES     June 30,    June 30,
                                             1997        1996    % change
                                        ---------------------------------
     Three Months Ended                   $2,333,000      $   -       n/m
       as a percent of net revenues              2.0%       n/m

For the quarter ended June 30, 1997, 64-bit revenue was comprised of sales of FIFA Soccer 64 for the Nintendo 64 ("N64"), which was released in the fourth quarter of fiscal 1997. The Company released no new titles for the N64 for the quarter ended June 30, 1997. In March 1997, the Company signed a licensing agreement with Nintendo to develop, publish and market certain sports products for the N64. Due to the development time necessary for these products, the Company does not anticipate shipping more than one or two products for the N64 in any significant quantities until calendar year 1998.

Under the terms of its licensing agreement with Nintendo, the Company engages Nintendo to manufacture its N64 cartridges for distribution. Accordingly, the Company has little ability to control its supply of cartridges or the timing of their delivery. A shortage of microchips or other factors outside the control of the Company could impair the Company's ability to obtain an adequate supply of cartridges. In connection with the Company's purchases of N64 cartridges for distribution in North America, Nintendo requires that the Company provide it irrevocable letters of credit prior to Nintendo's acceptance of purchase orders from the Company for purchases of these cartridges. For purchases of N64 cartridges for distribution in Japan and Europe, Nintendo requires the Company to make cash deposits. Furthermore, Nintendo maintains a policy of not accepting returns. Because of these and other factors, the carrying of an inventory of cartridges entails significant investment and risk. See Hardware
                                                                      --------
Companies, below.
----------


AFFILIATED LABEL NET REVENUES
-----------------------------
                                            June 30,      June 30,
                                              1997          1996      % change
                                        ----------------------------------------
     Three Months Ended                   $26,055,000   $13,107,000       98.8%
       as a percentage of net revenues           22.1%         16.2%

The increase in Affiliated Label net revenues for the three months ended June 30, 1997 compared to the prior year period was due to higher sales of Affiliated Label products in Europe, North America and South Asia Pacific. The increase is due to the addition of Accolade, Inc. as an Affiliate in March 1997, the continued distribution under an exclusive international agreement with Twentieth Century Fox Home Entertainment and other affiliates and the release of key titles worldwide, as noted above.


COST OF GOODS SOLD
------------------
                                            June 30,      June 30,
                                              1997          1996      % change
                                        ----------------------------------------
     Three Months Ended                   $60,601,000   $39,467,000       53.5%
       as a percentage of net revenues           51.5%         49.0%

The increase in costs of goods sold as a percentage of net revenues, for the three months ended June 30, 1997 compared to the same period last year was primarily due to the increase in sales of lower margin Affiliated Label titles, lower licensing revenues and higher professional, celebrity and manufacturing royalties on PC CD and CD-video game titles partially offset by increased sales of higher margin PC CD products.

MARKETING AND SALES
-------------------
                                            June 30,      June 30,
                                              1997          1996      % change
                                        ---------------------------------------
     Three Months Ended                   $22,996,000   $13,965,000       64.7%
       as a percentage of net revenues           19.5%         17.3%



The increase in marketing and sales expenses was primarily attributable to increased television advertising worldwide to support new titles released during the quarter and increased cooperative advertising associated with higher revenues. Marketing and sales expenses also increased due to additional headcount related to the continued expansion of the Company's worldwide distribution business and increased expenses related to the Electronic Entertainment Exposition trade show.


GENERAL AND ADMINISTRATIVE
--------------------------
                                            June 30,     June 30,
                                              1997         1996      % change
                                        --------------------------------------
     Three Months Ended                   $10,581,000   $8,166,000       29.6%
       as a percentage of net revenues            9.0%        10.1%



The increase in general and administrative expenses resulted primarily from an increase in payroll and occupancy costs due to the opening of additional international offices and additional depreciation related to the installation of new management information systems worldwide.


RESEARCH AND DEVELOPMENT
------------------------
                                            June 30,      June 30,
                                              1997          1996       % change
                                        ----------------------------------------
     Three Months Ended                   $23,553,000   $25,329,000       (7.0%)
       as a percentage of net revenues           20.0%         31.4%


The decrease in research and development expenses was due to lower royalty write-offs against artists advances due to more successful releases of products into the market. The decrease was offset by additional headcount relating to increased in-house development capacity and depreciation of computer equipment compared to the prior year.


OPERATING INCOME (LOSS)
-----------------------
                                          June 30,     June 30,
                                            1997         1996       % change
                                        -------------------------------------
     Three Months Ended                    $27,000   $(6,300,000)      100.4%
       as a percentage of net revenues         0.0%         (7.8%)


Operating income increased for the three months ended June 30, 1997 compared to the same period last year due to an increase in revenue and related gross profit margins partially offset by increases in operating expenses, as noted above.

INTEREST AND OTHER INCOME, NET
------------------------------
                                            June 30     June 30,
                                             1997         1996       % change
                                        --------------------------------------
     Three Months Ended                   $2,164,000   $6,116,000      (64.6%)
       as a percentage of net revenues           1.8%         7.6%


Interest and other income, net, decreased for the three months ended June 30, 1997 compared to the same period last year primarily due to lower gains on sale of marketable securities of $1,293,000 compared to $4,702,000 for the comparable prior year period.

INCOME TAXES
------------
                                           June 30,   June 30,
                                            1997       1996     % change
                                        --------------------------------
     Three Months Ended                 $735,000   $(59,000)       N/M
       effective tax rate                   33.5%      32.1%



The Company's effective tax rate for the three months ended June 30, 1997 was higher than the comparable prior year period as a result of higher reported losses in Japan for which no tax benefit could be currently realized.

MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE
-----------------------------------------------


                                         June 30,   June 30,
                                           1997       1996      % change
                                       --------------------------------
     Three Months Ended                   $28,000   $160,000      (82.5%)
       as a percentage of net revenue         0.0%       0.2%


EAV is sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI"), (formerly Victor Musical Industries, Inc.) a wholly owned subsidiary of Victor Company of Japan, Limited. The minority interest represents VEI's 35% interest in EAV. As VEI's interest in the net equity of EAV has fallen below zero, minority interest for the three months ended June 30, 1997 reflects only a portion of EAV's reported losses.

NET INCOME
----------
                                          June 30,    June 30,
                                            1997        1996     % change
                                       -----------------------------------
     Three Months Ended                  $1,484,000    $35,000      N/M
       as a percentage of net revenue           1.3%       0.0%


The increase in net income as compared to the prior year period was primarily related to higher revenues and gross profit margins, offset by higher operating expenses and lower gains on sale of marketable securities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 1997, the Company's working capital was $248,746,000 compared to $241,613,000 at March 31, 1997. Cash and short term investments decreased by approximately $7,484,000 during the quarter as the Company used $4,332,000 of cash in operations offset by proceeds from the exercise of stock options.

Reserves for bad debts and sales returns decreased from $35,486,000 at March 31, 1997 to $31,550,000 at June 30, 1997. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

Inventory levels at June 30, 1997 increased slightly compared to March 31, 1997 to support growth of business worldwide.

In connection with the Company's purchases of Sony products to be distributed in Japan, Sony of Japan requires cash deposits totaling one-third of purchase orders. Additionally, Nintendo of Japan requires cash deposits on all orders of N64 cartridge products. EAV utilizes a line of credit to fund these deposits for purchases of Sony and Nintendo products and for other operating requirements. At June 30, 1997, EAV had approximately $3,055,000 outstanding on this line.

The Company's principal source of liquidity is $222,612,000 in cash and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements for the foreseeable future.

FACTORS AFFECTING FUTURE PERFORMANCE
------------------------------------

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

DEVELOPMENT. Product development schedules, particularly for new hardware platforms and high-end multimedia PCs are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. CD-ROM products frequently include more content and are more complex, time-consuming and costly to develop than 16-bit cartridge products and, accordingly, cause additional development and scheduling risk.
For example, Dungeon Keeper for PC-CD, originally scheduled to ship in the
             -------------
quarter ended June 1996, shipped in the quarter ended June 1997. In addition, Need for Speed II for PC-CD, a high margin product scheduled for shipment in the
-----------------
quarter ended March 1997, did not ship until the quarter ended June 1997 due to last minute development delays. Likewise, Warcraft 2 on 32-bit platforms
                                          ----------
originally scheduled to ship in the quarter ended June 1997 was delayed until the quarter ending September 1997. In addition, development risks for CD-ROM products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. Manufacturing lead times during the year for CD-based products have been as brief as one to three weeks; cartridge products more typically have had a six to twelve week lead time for manufacture. The Company's revenues and earnings are dependent on its ability to meet its product release schedule and its failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations for any individual quarter and the fiscal year.

PLATFORM CHANGES. A large portion of the Company's revenues are derived from the sale of products designed to be played on proprietary video game platforms such as the PlayStation, Sega Saturn, and the N64. The interdependent nature of the Company's business and that of its hardware licensors brings significant risks to the Company's business. The success of the Company's products is significantly affected by market acceptance of the new video game hardware systems and the life span of older hardware platforms, and the Company's ability to accurately predict these factors with respect to each platform. In many cases, the Company will have expended a large amount of development and marketing resources on products designed for new video game systems (such as the new 32-bit systems) that have not yet achieved large installed bases or will have continued product development for older hardware platforms that may have shorter life cycles than the Company expected. Conversely, if the Company does not choose to develop for a platform that achieves significant market acceptance, or discontinues development for a platform that has a longer life cycle than expected, the Company's revenue growth may be adversely affected.
For example, the Company signed an agreement with Nintendo to develop and publish a line of EA SPORTS products for the N64 in March of 1997, nearly seven months after introduction of that platform in North America. Due to long development times associated with this platform, the Company will not ship more than one or two N64 products in significant quantities until calendar year 1998.

The Company believes that investment in products for the 32-bit market, including both PC-CD and CD-video game platforms (particularly the PlayStation) has been strategically important in positioning the Company for the now completed transition to 32-bit machines. The Company continues to believe that such investment is important and will continue its aggressive development activities for 32-bit platforms. Although the PlayStation has achieved significant market acceptance in all geographic territories, there can be no assurance that its growth will continue at the present rates, particularly with the introduction of the N64 by Nintendo. The introduction and market acceptance of the N64, particularly in North America, may adversely affect the growth rate of the 32-bit CD-platforms. While the Company has a broad range of products available and under development for the PlayStation and for PC-CD, the Company will not ship more than one or two products for the N64 in any significant quantities until calendar year 1998, as noted above.

HARDWARE COMPANIES. The Company's contracts with hardware licensors, which are also some of the Company's chief competitors, often grant significant control to the licensor over the manufacturing of the Company's products. This fact could, in certain circumstances, leave the Company unable to get its products manufactured and shipped to customers. In most events, control of the manufacturing process by hardware companies increases both the manufacturing lead times and the expense to the Company as compared to the lead times and costs that the Company can achieve independently. For example, the Company, in prior years, experienced delays in the manufacturing of PlayStation products which caused delays in shipping those products. The results of future periods may be affected by similar delays. Finally, the Company's contracts with its hardware licensors often require the Company to take significant risks in holding or prepaying for its inventory of products. In particular, the Company's agreement with Nintendo for N64 products requires prepayment of costly cartridge-based inventory, minimum orders and no rights of return.

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

GROSS MARGINS. Gross margins for the quarter ended June 30, 1997 decreased compared to the comparable prior year period, although gross margins for the Company's products as a whole have increased over the last three fiscal years. There can be no assurance that the trend of increased gross margins will continue in the future for several reasons. Potential increases in the mix of lower margin Affiliated Label revenues due to the expansion of distribution worldwide may decrease gross margins. Further, professional and celebrity royalties continue to increase. Also, while the costs of development of new products for 32- and 64-bit systems have increased, overall costs of goods are
not declining.   For products on platforms for which the Company is required to purchase its goods from the hardware companies, the Company is unable to achieve cost reductions through manufacturing efficiencies, and royalties to hardware companies remain fixed or are increasing. As the Company begins to ship N64 products in significant quantities, margins may further decline due to the higher cost of goods associated with this cartridge-based platform. Similarly, higher distribution expenses for operations in Europe and North America continue to put pressure on margins. Finally, retailers continue to require significant price protection for products, and with an increasing number of titles available for advanced platforms, such requirements for price protection may increase.

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

The Company has stock-balancing programs for its personal computer products that, under certain circumstances and up to a specified amount, allow for the exchange of personal computer products by resellers. The Company also typically provides for price protection for its personal computer and video game system products that, under certain conditions, allows the reseller a price reduction from the Company for unsold products. The Company maintains a policy of exchanging products or giving credits, but does not give cash refunds.
Moreover, the risk of product returns may increase as new hardware platforms become more popular or market factors force the Company to make changes in its distribution system. The Company monitors and manages the volume of its sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. The Company believes that it provides adequate reserves for returns and price protection which are based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors, and that its current reserves will be sufficient to meet return and price protection requirements for current in-channel inventory. However, there can be no assurance that actual returns or price protection will not exceed the Company's reserves. See Revenue
                                                                        -------
and Expenses, above.
------------

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

EMPLOYEES. Competition for employees in the interactive software business is intense and increasing as competition in the industry increases. In the last fiscal year, recruiting of the Company's employees generally, and its executive
officers in particular, has been intense.   Large software and media companies
frequently offer significantly larger cash compensation than does the Company, placing pressure on the Company's base salary and cash bonus compensation. Small start-up companies such as those proliferating in the online business areas offer significant potential equity gains which are difficult for more mature companies like the Company to match without significant stockholder dilution. While executive turnover decreased in fiscal 1997 as compared to fiscal 1996, virtually all of the executives continue to experience intense recruiting pressure. There can be no assurance that the Company will be able to continue to attract and retain enough qualified employees in the future.

FOREIGN SALES AND CURRENCY FLUCTUATIONS. For the quarter ended June 30, 1997 and for the fiscal year ended March 31, 1997, international net revenues comprised 56% and 46% of total consolidated net revenues, respectively. The Company expects foreign sales to continue to account for a significant and growing portion of the Company's revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. There can be no assurance that these or other factors will not have an adverse effect on the Company's future operating results.

INVESTMENTS IN AFFILIATES AND MARKETABLE SECURITIES. The Company has a number of equity investments in affiliates, including small developers, such as Firaxis and Visual Concepts, other publishers, such as NovaLogic, Inc. and Accolade, Inc., and new ventures such as Mpath Interactive. Additionally, the Company has equity investments in the 3DO Company and, during the quarter ended June 30, 1997, made an investment in 3Dfx, a developer of advanced graphics microchips for personal computers. These companies are generally small and without significant financial resources. Financial difficulties for any of these companies could cause a reduction in the value of the Company's investment. For example, in fiscal 1996 the Company wrote off its investment in SportsLab in its entirety.

FLUCTUATIONS IN STOCK PRICE. Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. As a result of the factors discussed in this quarterly report and other factors that may arise in the future, the market price of the Company's Common Stock historically has been, and may continue to be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer, software, entertainment, media or electronics industries or the securities markets in general. For example, during the most recently completed fiscal year, the price per share of the Company's common stock ranged from $24.75 to $39.13 and in the first three months of the current fiscal year ranged from $20.13 to $35.38.

SEASONALITY. The Company's business is highly seasonal. The Company typically experiences its highest revenues and profits in the calendar year-end holiday season and a seasonal low in revenues and profits in the quarter ending in June.

ACQUISITION OF MAXIS, INC. On July 25, 1997, the Company and Maxis, Inc. ("Maxis") completed a merger of the two companies. The expectation is that the merger will result in long-term benefits and will depend in part on whether the companies' operations can be integrated in an efficient and effective manner. There is no assurance that this will occur. The successful integration of Maxis with the Company will require, among other things, the integration of the companies' respective product offerings and coordination of the companies' sales and marketing efforts and research and development efforts. It is possible that this integration will not be accomplished smoothly or successfully. The diversion of the attention of management and any difficulties encountered in the process of combining the operations of the two organizations could cause the interruption of, or a loss of momentum in, the activities either or both of the companies' businesses, which could have an adverse effect on their combined operations. Furthermore, the process of combining the companies could have a material adverse effect on employee morale and on the ability of the combined Company to retain the key technical and sales and marketing personnel who are critical to the combined companies' future operations. There can be no assurance that employees of Maxis will continue to work for the Company. In addition, the consummation of the merger could cause customers or potential customers to delay or cancel orders for products as a result of uncertainty over the integration and continued support of Maxis products. Failure to accomplish the integration of the two companies operations efficiently and effectively could have a material adverse effect on the Company's business operating results and financial condition.

If the integration of Electronic Arts' and Maxis' operations is not successful, if the combined company does not experience business synergies as quickly as may be expected by financial analysts, if such synergies are not achieved or are at levels below those expected by financial analysts, or if the accretive/dilutive effect of the merger is not in line with the expectations of financial analysts, the market price of the Company's common stock may be significantly or adversely affected.

The Company estimates that it will incur aggregate direct transaction costs of approximately $2.5 million associated with the merger, which will result in a non-recurring charge to operations upon completion of the merger. The Company expects to incur a non-recurring charge to operations of approximately $3.5 million primarily in the quarter ending September 30, 1997, to reflect the costs associated with integrating the two companies. Actual costs may substantially exceed such estimates, unanticipated expenses associated with the integration of the two companies may arise, or the Company may incur additional material charges in subsequent quarters to reflect additional costs associated with the integration of the two companies.

SimCity, its successor SimCity 2000 and related add-on products represented 46%
-------                ------------
of net revenues of Maxis for fiscal 1997 and 52% of net revenues for fiscal 1996. Maxis originally planned to release SimCity 3000, the follow on product
                                           ------------
to SimCity 2000, in March 1997, but later deferred the introduction until the
   ------------
quarter ending December 1997.  The Company believes it is unlikely that Sim City
                                                                        --------
3000 will ship before the end of calendar year 1997 and it is unclear whether it
----
will ship during the fiscal year ending March 31, 1998.  Failure to ship SimCity
                                                                         -------
3000 for the calendar year 1997 holiday season or for the fiscal year ending
----
March 31, 1997 could have a material adverse effect on the operating results of the Company during the current fiscal year and, in particular, the third fiscal quarter.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Stockholders, held on July 31, 1997, the stockholders elected the following individuals for one-year terms to the Board of Directors: M. Richard Asher, William J. Byron, Daniel H. Case III, Gary M. Kusin, Timothy Mott and Lawrence F. Probst
          III. These individuals have received a plurality of the votes eligible to vote, voting either in person or by proxy.

          In addition, the following matters were voted upon by the
          Stockholders:

          To approve an amendment to the Certificate of Incorporation to increase the number of authorized shares by 34,000,000 shares from 71,000,000 shares to 105,000,000 shares and to increase the number of authorized shares of common stock from 70,000,000 to 104,000,000.


                                     Votes
          ----------------------------------------------------------------------
              For                   Against             Abstain
              ---                   -------             -------
            49,990,448              815,253              17,738


          To approve an amendment to the Company's Directors' Stock Option Plan to increase the number of shares of the Company's common stock reserved for issuance under such Plan by 50,000 shares from 600,000 shares to a total of 650,000 shares.


                                     Votes
          ----------------------------------------------------------------------
              For                   Against             Abstain
              ---                   -------             -------
           40,532,503             10,004,355            286,581


          To approve an amendment to the Company's 1991 Stock Option Plan (the "1991 Plan") to increase the number of shares of the Company's common stock reserved for issuance under the 1991 Plan by 2,200,000 shares from a total of 10,800,000 shares to a total of 13,000,000 shares.

                                     Votes
          ----------------------------------------------------------------------
              For                   Against             Abstain
              ---                   -------             -------
           29,600,936              19,253,383          1,969,120

          To approve an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of the Company's common stock reserved for issuance under such Plan by 100,000 shares from 1,050,000 shares to a total of 1,150,000 shares.

                                     Votes
          ----------------------------------------------------------------------
              For                   Against             Abstain
              ---                   -------             -------
           49,427,215              1,136,968            259,256

          To ratify the appointment of KPMG Peat Marwick LLP as independent accountants for the Company for the current fiscal year.

                                     Votes
          ----------------------------------------------------------------------
              For                   Against             Abstain
              ---                   -------             -------
           50,770,101                15,614              37,724

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits - The following exhibits are filed as part of this report:
          27      Financial Data Schedule

(b)       Reports on Form 8-K


          On August 5, 1997, the Company filed a Current Report on Form 8-K reporting information under Item 2, Acquisition or Disposition of Assets. In the report, the Company filed information regarding the completion of the merger between the Company and Maxis, Inc. The transaction was accounted for as a "pooling of interests".

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ELECTRONIC ARTS INC.
                              (Registrant)






                              /s/ E. STANTON MCKEE
                              --------------------------------------
DATED:                        E. STANTON MCKEE
August 8, 1997                Senior Vice President and
                              Chief Financial and Administrative Officer
                              (Duly authorized officer)