Form 10-Q
period 1997-09-30
ELECTRONIC ARTS INC
filed 1997-11-14
CIK 712515

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       --------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

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

                                 YES  X   NO
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
Class of Common Stock                           November  11, 1997
-------------------------                       ------------------
$0.01 par value per share                       59,011,589

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES


                                     INDEX


Part I - Financial Information                                          Page
------------------------------                                          ----

Item 1.     Consolidated Financial Statements

                Consolidated Balance Sheets at
                 September 30, 1997 and March 31, 1997                    3

                Consolidated Statements of Income for
                 the Three Months Ended September 30, 1997
                 and 1996 and the Six Months Ended September
                 30, 1997 and 1996                                        4

                Consolidated Statements of Cash Flows for
                 the Six Months Ended September 30, 1997
                 and 1996                                                 5

                Notes to Consolidated Financial Statements                7


Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations            12


Part II - Other Information
---------------------------

Item 1.     Legal Proceedings                                            29

Item 4.     Submission of Matters to a Vote of Security Holders          29

Item 6.     Exhibits and Reports on Form 8-K                             29

Signatures                                                               30
----------

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                     ASSETS

                                                                                  September 30,       March 31,
                                                                                      1997              1997
                                                                                 -----------------------------
                                                                                  (unaudited)       (unaudited)
Current assets:
  Cash and short-term investments                                                     $240,725        $268,141
  Marketable securities                                                                  9,195           5,548
  Receivables, less allowances of $43,514 and $43,268, respectively                    143,014         103,244
  Inventories                                                                           20,299          17,873
  Prepaid royalties                                                                     13,638          10,311
  Deferred income taxes                                                                  5,087           5,259
  Other current assets                                                                  14,474          10,724
                                                                                      --------        --------
   Total current assets                                                                446,432         421,100

Property and equipment, net                                                             91,106          89,762
Prepaid royalties                                                                        9,293           9,351
Long-term investments                                                                   31,207          34,478
Investments in affiliates                                                               23,800          25,657
Other assets                                                                             3,392           3,693
                                                                                      --------        --------
                                                                                      $605,230        $584,041
                                                                                      ========        ========

            LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                    $ 54,985        $ 43,450
  Accrued liabilities                                                                   94,018          92,787
                                                                                      --------        --------
   Total current liabilities                                                           149,003         136,237

Minority interest in consolidated joint venture                                              -              28

Stockholders' equity:
  Preferred stock, $0.01 par value.  Authorized 1,000,000 shares                             -               -
  Common stock, $0.01 par value.  Authorized 104,000,000 shares;
   issued and outstanding 58,681,250 and 58,263,058, respectively                          587             583
Paid-in capital                                                                        198,301         188,547
Retained earnings                                                                      256,568         257,978
Unrealized appreciation of investments                                                   3,876           2,593
Translation adjustment                                                                  (3,105)         (1,925)
                                                                                      --------        --------
   Total stockholders' equity                                                          456,227         447,776
                                                                                      --------        --------
                                                                                      $605,230        $584,041
                                                                                      ========        ========

         See accompanying notes to consolidated financial statements.

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)



                                                    Three Months Ended               Six Months Ended
                                                       September 30,                   September 30,
                                                 1997                1996           1997            1996
                                         -------------------------------------------------------------------
Net revenues                                    $189,828            $137,271       $313,540         $226,006
Cost of goods sold                               103,641              68,040        165,953          110,487
                                                --------            --------       --------         --------
  Gross profit                                    86,187              69,231        147,587          115,519
                                                --------            --------       --------         --------

Operating expenses:
 Marketing and sales                              29,032              22,905         55,668           40,491
 General and administrative                       13,191              13,788         25,080           23,414
 Research and development                         36,252              31,811         63,934           59,925
 Merger costs                                     10,792                   -         10,792                -
                                                --------            --------       --------         --------
   Total operating expenses                       89,267              68,504        155,474          123,830
                                                --------            --------       --------         --------
  Operating income (loss)                         (3,080)                727         (7,887)          (8,311)
Interest and other income, net                     3,142               2,254          5,692            8,804
                                                --------            --------       --------         --------
  Income (loss) before provision for
   income taxes and minority interest                 62               2,981         (2,195)             493

Provision (benefit) for income taxes                  21                 724           (757)            (223)
                                                --------            --------       --------         --------
  Income (loss) before minority interest
                                                      41               2,257         (1,438)             716
Minority interest in consolidated
  joint venture                                        -               1,131             28            1,291
                                                --------            --------       --------         --------
      Net income (loss)                         $     41            $  3,388        ($1,410)        $  2,007
                                                ========            ========       ========         ========
Net income (loss) per share                        $0.00               $0.06       ($  0.02)           $0.03
                                                ========            ========       ========         ========
Number of shares used in computation              60,636              59,408         60,275           59,180
                                                ========            ========       ========         ========



         See accompanying notes to consolidated financial statements.

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (unaudited)

                                                                              Six Months
                                                                          Ended September 30,
                                                                          1997          1996
                                                                       -------------------------
Operating activities:
 Net income (loss)                                                       ($1,410)      $  2,007
  Adjustments to reconcile net income to net cash used in
   operating activities:
     Minority interest in consolidated joint venture                         (28)        (1,291)
     Equity in net loss of affiliates                                        953            763
     Depreciation and amortization                                        13,818         10,373
     Loss on sale of fixed assets                                             84             41
     Loss on disposition of assets related to merger                       5,607              -
     Gain on sale of marketable securities                                (2,070)        (5,456)
     Change in assets and liabilities:
       Receivables                                                       (39,770)       (27,657)
       Inventories                                                        (2,426)       (10,032)
       Prepaid royalties                                                  (3,269)          (896)
       Other assets                                                       (3,926)        (2,148)
       Accounts payable                                                   11,535          1,676
       Accrued liabilities                                                (2,558)          (334)
       Deferred income taxes                                                (417)           (41)
                                                                        --------       --------
         Net cash used in operating activities                           (23,877)       (32,995)
                                                                        --------       --------

Investing activities:
 Proceeds from sales of furniture and equipment                               25            152
 Proceeds from sales of marketable securities                              3,091         17,674
 Purchase of marketable securities                                        (2,762)             -
 Capital expenditures                                                    (16,646)       (18,930)
 Investment in affiliates                                                    904         (3,274)
 Purchase of held to maturity securities                                  (1,008)       (11,356)
 Proceeds from sale of held to maturity securities                         3,520         15,250
 Change in short-term investments, net                                    28,431         (5,045)
 Other                                                                       111            135
                                                                        --------       --------
         Net cash provided by (used in) investing activities              15,666         (5,394)
                                                                        --------       --------
Financing activities:
 Proceeds from issuance of common stock                                    8,731         12,684
 Tax benefit from exercise of stock options                                1,027          3,858
                                                                        --------       --------
         Net cash provided by financing activities                         9,758         16,542
                                                                        --------       --------

Translation adjustment                                                    (1,180)           391
Minority interest on translation adjustment                                    -             14
                                                                        --------       --------
Increase (decrease) in cash and cash equivalents                             367        (21,442)
Beginning cash and cash equivalents                                      141,996        125,730
                                                                        --------       --------
Ending cash and cash equivalents                                         142,363        104,288
Short-term investments                                                    98,362         64,586
                                                                        --------       --------
Ending cash and short-term investments                                  $240,725       $168,874
                                                                        ========       ========

(continued)

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (Dollars in thousands)
                                  (unaudited)

Supplemental cash flow information:
----------------------------------
 Cash paid during the year for income taxes                               $1,232      $   910
                                                                          ======      =======
Non-cash investing activities:
-----------------------------
 Increase (decline) on unrealized appreciation on investments             $1,906      $(9,535)
                                                                          ======      =======

         See accompanying notes to consolidated financial statements.

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. As discussed at Note 9, the accompanying financial statements have been restated to reflect the pooling of Maxis, Inc. Certain amounts have been reclassified to conform to the fiscal 1998 presentation.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Electronic Arts Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1997 as filed with the Securities and Exchange Commission ("Commission") on June 23, 1997 and certain other information included in the Company's Registration Statement on Form S-4 as filed with the Commission on June 25, 1997.

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

The Company accounts for investments under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("SFAS 115"). The Company's policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. Management determines the appropriate classification of its debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities classified as held-to-maturity are carried at amortized cost, which is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Debt securities, not classified as held-to-maturity, are classified as available for sale and are stated at fair value which approximates cost. Securities sold is based on the specific identification method.


Cash and short-term investments at September 30, 1997 and March 31, 1997 consisted of (in thousands):

                                             September 30, 1997       March 31, 1997
                                             ------------------       --------------
Cash and cash equivalents                        $142,363                $141,996
Short-term investments                             98,362                 126,145
                                                 --------                --------
                                                 $240,725                $268,141
                                                 ========                ========

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 3. MARKETABLE SECURITIES

Marketable securities are comprised of equity securities. The Company has accounted for investments in equity securities as "available-for-sale" and has stated applicable investments at fair value with net unrealized appreciation reported as a separate component of stockholders' equity. For the three months ended September 30, 1997, the Company realized gains before taxes on sales of marketable securities of $777,000 compared to $754,000 for the three months ended September 30, 1996. For the six months ended September 30, 1997 and 1996 the Company realized gains before taxes on sales of marketable securities of $2,070,000 and $5,456,000, respectively.

NOTE 4. SOFTWARE DEVELOPMENT COSTS

To date, the Company has not capitalized any software development costs in accordance with Statement of Financial Accounting Standard (SFAS) No. 86 since the impact to the financial statements for all periods presented has been immaterial.

NOTE 5. INVENTORIES

Inventories are stated at the lower of cost or market. Inventories at September 30, 1997 and March 31, 1997 consisted of (in thousands):

                                                 September 30, 1997      March 31, 1997
                                                 -------------------     --------------
Raw materials and work in process                     $ 6,379               $ 4,714
Finished goods                                         13,920                13,159
                                                      -------               -------
                                                      $20,299               $17,873
                                                      =======               =======

NOTE 6.  ACCRUED LIABILITIES

Accrued liabilities at September 30, 1997 and March 31, 1997 consisted of (in thousands):

                                              September 30, 1997      March 31, 1997
                                              ------------------      --------------
Accrued royalties                                  $39,094                $33,592
Accrued expenses                                    29,058                 24,792
Accrued income taxes                                 6,921                 12,611
Accrued compensation and benefits                   14,346                 19,750
Deferred income taxes                                1,419                  1,385
Deferred revenue                                     1,930                    657
Accrued merger expenses                              1,250                      -
                                                   -------                -------
                                                   $94,018                $92,787
                                                   =======                =======

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


NOTE  7: OPERATIONS BY GEOGRAPHIC AREAS

The Company operates in one industry segment. Information about the Company's operations in North America, Europe, South Asia Pacific and Japan for the three and six months ended September 30, 1997 and 1996 is presented below (in thousands).


                                                North                South Asia
                                               America     Europe     Pacific     Japan     Eliminations   Total
                                              ---------   --------   ---------   -------   -------------  ---------
Three months ended September 30, 1997
-------------------------------------
Net revenues from unaffiliated                 $120,602   $ 54,520     $ 8,929   $ 5,777       $      -   $189,828
 customers
Intersegment net revenues                         9,146      2,970           -         1        (12,117)         -
                                               --------   --------     -------   -------       --------   --------
     Total net revenues                        $129,748   $ 57,490     $ 8,929   $ 5,778       $(12,117)  $189,828
                                               ========   ========     =======   =======       ========   ========
Operating income (loss)                        $ (3,900)  $  1,624     $ 1,303   $(2,107)      $      -   $ (3,080)
Identifiable assets                            $433,797   $142,742     $18,007   $10,684       $      -   $605,230

SIX MONTHS ENDED SEPTEMBER 30, 1997
-----------------------------------
Net revenues from unaffiliated                 $176,851   $107,201     $18,775   $10,713       $      -   $313,540
 customers
Intersegment net revenues                        17,124      5,399         345         -        (22,868)         -
                                               --------   --------     -------   -------       --------   --------
     Total net revenues                        $193,975   $112,600     $19,120   $10,713       $(22,868)  $313,540
                                               ========   ========     =======   =======       ========   ========
Operating income (loss)                        $(15,517)  $  8,217     $ 3,745   $(4,332)      $      -   $ (7,887)

THREE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------
Net revenues from unaffiliated                 $ 93,407   $ 34,031     $ 6,111   $ 3,722       $      -   $137,271
 customers
Intersegment net revenues                         7,719      1,509           -         -         (9,228)         -
                                               --------   --------     -------   -------       --------   --------
     Total net revenues                        $101,126   $ 35,540     $ 6,111   $ 3,722       $ (9,228)  $137,271
                                               ========   ========     =======   =======       ========   ========
Operating income (loss)                        $  1,044   $  1,927     $ 1,279   $(3,523)      $      -   $    727

Identifiable assets                            $396,921   $ 83,241     $10,031   $12,854       $      -   $503,047

SIX MONTHS ENDED SEPTEMBER 30, 1996
-----------------------------------
Net revenues from unaffiliated                 $139,117   $ 64,918     $10,973   $10,998       $      -   $226,006
 customers
Intersegment net revenues                        14,767      2,249           -        11        (17,027)         -
                                               --------   --------     -------   -------       --------   --------
     Total net revenues                        $153,884   $ 67,167     $10,973   $11,009       $(17,027)  $226,006
                                               ========   ========     =======   =======       ========   ========
Operating income (loss)                        $(10,226)  $  3,892     $ 2,205   $(4,182)      $      -   $ (8,311)

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


NOTE 8.   FOREIGN CURRENCY

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency market exposures of underlying assets, liabilities and other obligations, primarily intercompany receivables that are denominated in foreign currencies. The Company does not use forward exchange contracts for speculative or trading purposes. The Company transacts business in various foreign currencies, including European and Canadian currencies. At September 30, 1997, the Company had foreign exchange contracts, all having maturities of 90 days or less, to purchase and sell approximately $16,300,000 in foreign currencies, primarily German Deutschmarks, Swedish Krona, Netherlands Guilders and British Pounds. Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset.

The difference between the face value and market value of these contracts is not significant. The counterparties to these contracts are substantial and credit worthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material.

NOTE 9 -   ACQUISITION OF MAXIS, INC.

On July 25, 1997, the Company completed a merger with Maxis, Inc. ("Maxis"), a
California-based interactive software developer.   Under the transaction,
approximately 4.1 million shares of Electronic Arts' stock were exchanged for all outstanding Maxis common stock. The transaction was accounted for as a pooling of interests. The accompanying financial statements, notes and analyses have been restated for all periods presented to reflect this transaction.

In conjunction with the merger of Maxis, the Company recorded costs of $10,792,000. This charge included direct transaction fees for investment bankers, attorneys, accountants, and other related costs of approximately $2,781,000 and costs associated with integrating the operations of the two companies of approximately $8,011,000. Included in the integration costs were redundant facility costs, severance payments, equipment abandonment costs and other asset write downs, contract termination charges and other related expenses. Of the total merger costs, approximately $5,185,000 related to cash expenditures while approximately $5,607,000 related to noncash charges. As of September 30, 1997, approximately $1,250,000 was accrued for expected future cash expenditures. The Company anticipates that the majority of these expenditures will be made by the end of the 1998 fiscal year.

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

Total net revenue and net income (loss) for the individual entities are as follows (in thousands) (unaudited):

                                                 Electronic Arts        Maxis          Combined
                                                 ----------------  ---------------  ---------------
Three months ended June 30, 1997:
---------------------------------------
     Net revenue                                     $117,758         $ 5,954         $123,712
     Net income (loss)                                  1,484          (2,935)          (1,451)

Twelve months ended March 30, 1997:
---------------------------------------
    Net revenue                                      $624,766         $48,262         $673,028
    Net income (loss)                                  53,002          (1,675)          51,327

Twelve months ended March 31, 1996
---------------------------------------
   Net revenue                                       $531,887         $55,412         $587,299
   Net income (loss)                                   40,489           6,188           46,677

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q AND IN PARTICULAR MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES DISCUSSED IN "FACTORS AFFECTING FUTURE PERFORMANCE" BELOW AT PAGES 23 TO 28, AS WELL AS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 1997 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 23, 1997 AND THE COMPANY'S REGISTRATION STATEMENT ON FORM S-4 FILED WITH THE COMMISSION ON JUNE 25, 1997. ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD LOOKING STATEMENT DUE TO SUCH RISKS AND UNCERTAINTIES.

NET REVENUES
------------                                September 30,      September 30,
CONSOLIDATED NET REVENUES                       1997               1996            % change
                                       ------------------------------------------------------
     Three Months Ended                      $189,828,000       $137,271,000         38.3%

     Six Months Ended                        $313,540,000       $226,006,000         38.7%

NORTH AMERICA NET REVENUES
     Three Months Ended                      $120,602,000       $ 93,407,000         29.1%
       as a percentage of net revenues               63.5%              68.0%

    Six Months Ended                         $176,851,000       $139,117,000          27.1%
       as a percentage of net revenues               56.4%              61.6%

INTERNATIONAL NET REVENUES
     Three Months Ended                      $ 69,226,000       $ 43,864,000          57.8%
       as a percentage of net revenues               36.5%              32.0%

     Six Months Ended                        $136,689,000       $ 86,889,000          57.3%
       as a percentage of net revenues               43.6%              38.4%

The Company derives revenues from shipments of EA Studio Compact Disk ("CD") products for dedicated entertainment systems ("CD- video game"), EA Studio CD personal computer products ("PC CD") (primarily entertainment software), EA Studio cartridge products, licensing of EA Studio products, distribution of EA Studio and Affiliated Label ("AL") products through hardware companies ("OEMs") and shipments of AL products that are published by third parties.

North America net revenues increased $27,195,000, or 29.1%, for the three months ended September 30, 1997 compared to the same period last year primarily due to increased sales of Sony PlayStation ("PlayStation") titles and increased Affiliated Label revenues resulting from key releases of new products from certain affiliates. North American PlayStation sales reflected the increase in installed base of consoles and the release of eight titles for this platform versus three in the comparable prior year period. Total North American PlayStation revenue increased $28,804,000, or 82.1%, to $63,887,000 for the three months ended September 30, 1997. Affiliated Label revenues increased $12,995,000, or 167.3%, in comparison to the same period in the prior year primarily attributable to the release of The Lost World: Jurassic Park ("Jurassic Park") co-published by the Company and Dreamworks Interactive. The increase in North America net revenues was offset by a decrease in net revenues from the sales of 16-bit cartridge and, to a lesser degree, PC CD and Sega Saturn ("Saturn") titles. The decrease in PC CD net revenues was attributable to fewer titles released for this platform compared to the same period last year. Though North America net revenues are expected to grow in fiscal 1998, they may not grow at as high a rate as compared to this quarter.

For the six months ended September 30, 1997, North America net revenue increased $37,734,000, or 27.1%, compared to the same period in the prior year due to the increased installed base of the PlayStation and the related increase in sales of products for this platform. Net revenues from the sale of PlayStation products increased to $85,437,000 for the six months ended September 30, 1997 from $45,341,000 for the comparable prior year period. This reflects the release of twelve new PlayStation titles compared to seven in the prior year. In addition to increased PlayStation revenues, Affiliated Label revenues increased $16,531,000 to $30,330,000 for the six months ended September 30, 1997. The majority of this increase was attributable to the release of Jurassic Park, noted above, and the continued distribution of products of Accolade, Inc., a key affiliate added in the fourth quarter of fiscal 1997. The net increase above was offset by decreased 16-bit, PC CD and Saturn revenues. 16-bit revenues decreased $13,806,000 compared to the prior year due to the completed transition to 32-bit CD- video games. PC CD and Saturn revenues decreased $1,855,000 and $2,711,000, respectively, from the prior year. As noted above, PC CD revenues decreased due to fewer titles released for this platform compared to the same prior year period.

International net revenues increased $25,362,000, or 57.8%, for the three months ended September 30, 1997 compared to the same period last year. The increase resulted from the increased distribution of Affiliated Label titles, worldwide growth in installed base of the PlayStation, and the continued growth in the PC CD market. For the three months ended September 30, 1997, international Affiliated Label sales grew $16,543,000, or 193.5%, due to the release of Jurassic Park and the continued distribution of products for Twentieth Century Fox Home Entertainment ("Fox") and other affiliates. Net revenue from the sale of PlayStation products increased $10,218,000, or 88.5%, over all regions. PC CD revenues increased $2,137,000, or 13.6%, compared to the prior year primarily due to the release of Dungeon Keeper in the quarter ended June 30, 1997 and stronger PC CD sales in Japan. Though international revenues are expected to grow in fiscal 1998, they may not grow at as high a rate as in prior periods.

The increase in international revenues for the three months ended September 30, 1997 was primarily due to a 60.2% increase in European net revenues consisting of higher sales of AL and PlayStation products offset by a decrease in 16-bit revenues. Total net revenues in Europe were $54,520,000 for the three months ended September 30, 1997 compared to $34,031,000 in the same period last year. European PlayStation sales increased $9,128,000, or 122.4% reflecting the worldwide growth in installed base of this platform. European AL sales increased $13,565,000 due to key releases from certain affiliates in the quarter including Jurassic Park, noted above, and continued distribution under an exclusive international agreement with Fox and under agreements with other affiliates.

Sales in the South Asia Pacific region increased by 46.1% to $8,929,000 for the three months ended September 30, 1997 compared to $6,111,000 in the prior year due to increased sales of Affiliated Label and PlayStation titles resulting from both the increase in installed base of these platforms and the growth in sales offices throughout the region, including Singapore, New Zealand and Hong Kong. Revenues from the sale of Affiliated Label titles increased $2,592,000, or 324.0%, to $3,392,000 as a result of key releases from certain affiliates and continued distribution of Fox titles, as noted above.

Net revenues in Japan for the second fiscal quarter 1998 were $5,777,000 compared to $3,722,000 for the corresponding period in the prior year. The increase in revenues in the current fiscal quarter was due primarily to the increase in sales of PC CD products compared to the prior fiscal year. Revenues on this platform were not significant in the prior year period.

International net revenues for the six months ended September 30, 1997, increased $49,800,000, or 57.3%, in comparison to the prior year. The increase resulted from the growth in the Affiliated Label sales; the greater installed base of the PlayStation and related product releases; and the continued growth of the PC CD market. For the six months ended September 30, 1997, international Affiliated Label revenues increased $24,759,000, or 147.3%, compared to prior year as a result of releases of key titles from certain affiliates worldwide and the continued distribution of Fox titles in Europe and South Asia Pacific. For the six months ended September 30, 1997, PlayStation revenues grew $14,134,000, or 56.3%, compared to prior year while PC CD revenues increased $13,168,000, or 43.9%, compared to the prior year. PC CD sales increased primarily as a result of strong sales of Dungeon Keeper in Europe, which was released in the first fiscal quarter of 1998, as well as growth in South Asia Pacific and Japan PC CD sales.

EA STUDIO NET REVENUES:
-----------------------

32-bit Video Game Product Net Revenues

                                               September 30,      September 30,
                                                   1997               1996           % change
                                           ---------------------------------------------------
    Three Months Ended                           $ 90,857,000        $54,963,000          65.3%
     as a percentage of net revenues                     47.9%              40.0%

      Six Months Ended                           $134,087,000        $82,898,000          61.7%
        as a percentage of net revenues                  42.8%              36.7%

The Company released ten 32-bit CD-video game products during the second quarter of fiscal 1998 comprised of eight for the PlayStation, including Madden NFL 98, Nascar 98 and Nuclear Strike and two for the Saturn, Madden NFL 98 and Warcraft
2. The increase in sales for the three and six months ended September 30, 1997 compared to the prior year periods is attributable to the greater installed base of PlayStation consoles and the related release of key titles for this platform during the quarter offset by a decline in Saturn revenues.

For the three and six months ended September 30, 1997, total 32-bit video game revenue increased $35,894,000 and $51,189,000, respectively, compared to the same periods in the prior year. The majority of this increase was attributable to PlayStation sales which were $85,645,000, compared to $46,623,000 for the three months ended September 30, 1996. For the six months ended September 30, 1997 and 1996, PlayStation revenues were $124,662,000 and $70,432,000, respectively. The Company expects revenues from PlayStation products to continue to grow in fiscal 1998, but as revenues for these products increase, the Company does not expect to maintain the rates achieved in fiscal 1997 again in fiscal 1998.

Net revenue from the sale of other 32-bit products, primarily from sales of products for the Saturn, were $5,212,000 for the quarter ended September 30, 1997 compared to $8,340,000 for the same period in the prior year. For the six months ended September 30, 1997 and 1996 other 32-bit revenues were $9,425,000
and $12,466,000, respectively.    As the installed base of Saturn consoles has
not achieved the growth rates of PlayStation consoles, the Company's revenues from sales of Saturn products are declining and are expected to decline further in future years. The Company plans fewer releases of Saturn products in fiscal 1998 than fiscal 1997 and does not plan further releases of Saturn products after the quarter ending December 31, 1997.

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
----------

PERSONAL COMPUTER CD PRODUCT NET REVENUES

                                               September 30,      September 30,
                                                   1997               1996           % change
                                           ---------------------------------------------------
     Three Months Ended                           $42,320,000        $44,501,000          (4.9%)
       as a percentage of net revenues                   22.3%              32.4%

     Six Months Ended                             $87,420,000        $76,107,000          14.9%
       as a percentage of net revenues                   27.9%              33.7%

The Company released five PC CD titles in the second quarter of the current fiscal year for the IBM personal computer and compatibles including NHL 98 and Ultima Online, compared to nine for the same period last year. The decrease in PC CD revenues for the three months ended September 30, 1997 compared to the prior year is due to fewer releases on the platform compared to the prior year.

PC CD sales for the quarter ended September 30, 1997 in North America decreased $4,318,000 which was offset by an increase in international PC CD sales of $2,137,000 primarily in Europe and Japan. The increase in sales of PC CD products for the six months ended September 30, 1997 is attributable to growth in the PC CD market worldwide, expansion of the Company's direct distribution worldwide and the release of Dungeon Keeper during the first quarter. Though PC CD revenues are expected to grow in fiscal 1998, they may not grow at as high a rate as in prior periods.

License/OEM Net Revenues

                                               September 30,      September 30,
                                                   1997               1996           % change
                                           ---------------------------------------------------
     Three Months Ended                            $4,487,000        $ 4,604,000          (2.5%)
       as a percentage of net revenues                    2.4%               3.4%

     Six Months Ended                              $7,854,000        $11,205,000         (29.9%)
       as a percentage of net revenues                    2.5%               5.0%

License/OEM net revenues for the quarter ended September 30, 1997 were comparable to the same period in the prior year. The decrease in license/OEM net revenues for the six months ended September 30, 1997 compared to the same period last year was primarily a result of a decrease in the licensing of Maxis products in Europe and Japan and of EA products in Europe.


16-BIT VIDEO GAME PRODUCT NET REVENUES         September 30,      September 30,
                                                   1997               1996           % change
                                           ---------------------------------------------------
     Three Months Ended                            $4,828,000        $16,780,000         (71.2%)
       as a percentage of net revenues                    2.5%              12.2%

     Six Months Ended                              $ 7,591,000       $24,934,000         (69.6%)
       as a percentage of net revenues                    2.4%              11.0%

The Company released no new 16-bit video games for the Sega Genesis ("Genesis") or the Super Nintendo Entertainment System ("SNES") during the three and six months ended September 30, 1997. The Company's net revenues derived from 16-bit video games declined 71.2% during the second quarter of fiscal 1998 and 69.6% for the six months ended September 30, 1997 compared to the same periods in the prior year. As the 16-bit video game market has made the transition to next generation 32-bit and 64-bit systems, the Company does not expect to release any new 16-bit titles in fiscal 1998 and revenues from the sales of 16-bit products in fiscal 1998 are not expected to be significant.


64-BIT VIDEO GAME PRODUCT NET REVENUES         September 30,     September 30,
                                                   1997               1996         % change
                                           --------------------------------------------------
     Three Months Ended                            $  700,000              $   -          N/M
       as a percent of net revenues                       0.4%               N/A

     Six Months Ended                              $3,033,000              $   -          N/M
       as a percent of net revenues                       1.0%               N/A

For the three and six months ended September 30, 1997, 64-bit revenue was comprised of sales of FIFA Soccer 64 for the Nintendo 64 ("N64"), which was released in the fourth quarter of fiscal 1997. The Company released no new titles for the N64 for the three and six months ended September 30, 1997. In March 1997, the Company signed a licensing agreement with Nintendo to develop, publish and market certain sports products for the N64. Due to the development time necessary for these products, the Company does not anticipate shipping more than two products for the N64 in the fiscal year ending March 31, 1998.

Under the terms of its licensing agreement with Nintendo, the Company engages Nintendo to manufacture its N64 cartridges for distribution. Accordingly, the Company has little ability to control its supply of cartridges or the timing of their delivery. A shortage of microchips or other factors outside the control of the Company could impair the Company's ability to obtain an adequate supply of cartridges. In connection with the Company's purchases of N64 cartridges for distribution in North America, Nintendo requires that the Company provide it irrevocable letters of credit prior to Nintendo's acceptance of purchase orders from the Company for purchases of these cartridges. For purchases of N64 cartridges for distribution in Japan and Europe, Nintendo requires the Company to make cash deposits. Furthermore, Nintendo maintains a policy of not accepting returns. Because of these and other factors, the carrying of an inventory of cartridges entails significant investment and risk. See Hardware
                                                                      --------
Companies, below.
----------

AFFILIATED LABEL NET REVENUES
-----------------------------

                                               September 30,      September 30,
                                                   1997               1996           % change
                                           ---------------------------------------------------
     Three Months Ended                          $ 45,854,000        $16,316,000         181.0%
       as a percentage of net revenues                   24.2%              11.9%

     Six Months Ended                            $ 71,896,000        $30,606,000         134.9%
      as a percentage of net revenues                    22.9%              13.5%

The increase in Affiliated Label net revenues for the three and six months ended September 30, 1997 compared to the prior year period was due to higher sales of Affiliated Label products in Europe, North America and South Asia Pacific. The increase for the quarter ended September 30, 1997 is due primarily to the release of Jurassic Park, co-published by Dreamworks Interactive and the Company. The increase for the six months ended September 30, 1997 is due to the release of Jurassic Park , noted above, the addition of Accolade, Inc. as an Affiliate in March 1997, and the continued distribution under an exclusive international agreement with Fox and under agreements with other affiliates.

COST OF GOODS SOLD
------------------

                                               September 30,      September 30,
                                                   1997                1996           % change
                                           -----------------------------------------------------
     Three Months Ended                          $103,641,000        $ 68,040,000           52.3%
       as a percentage of net revenues                   54.6%               49.6%

     Six Months Ended                            $165,953,000        $110,487,000           50.2%
      as a percentage of net revenues                    52.9%               48.9%

The increase in costs of goods sold as a percentage of net revenues for the three and six months ended September 30, 1997 compared to the same period last year was primarily due to increased sales of lower margin affiliated label titles, the decrease in PC CD sales as a proportion of total net revenues and higher professional, celebrity and manufacturing royalties on PC CD and CD-video game titles.

MARKETING AND SALES
-------------------

                                               September 30,      September 30,
                                                   1997               1996           % change
                                           ----------------------------------------------------
     Three Months Ended                           $29,032,000        $22,905,000           26.7%
       as a percentage of net revenues                   15.3%              16.7%

     Six Months Ended                             $55,668,000        $40,491,000           37.5%
      as a percentage of net revenues                    17.8%              17.9%

The increase in marketing and sales expenses for the three and six months ended September 30, 1997 was primarily attributable to increased television and print advertising worldwide to support new releases and increased cooperative advertising associated with higher revenues as compared to the prior year. Marketing and sales expenses also increased due to additional headcount related to the continued expansion of the Company's worldwide distribution business and increased trade show expenses.

GENERAL AND ADMINISTRATIVE
--------------------------

                                               September 30,      September 30,
                                                   1997               1996            % change
                                           ----------------------------------------------------
     Three Months Ended                           $13,191,000        $13,788,000           (4.3%)
       as a percentage of net revenues                    6.9%              10.0%

     Six Months Ended                             $25,080,000        $23,414,000            7.1%
      as a percentage of net revenues                     8.0%              10.4%

The decrease in general and administrative expenses for the three months ended September 30, 1997 was due primarily to additional bad debt reserves taken in the prior year related to potentially uncollectible accounts from a customer who filed for bankruptcy in the second quarter of the prior fiscal year and savings attributable to the integration of Maxis in the second quarter of fiscal 1998. This decrease was offset by an increase in payroll and occupancy costs due to the opening of additional international offices and additional depreciation related to the installation of new management information systems worldwide.
The increase in general and administrative expenses for the six months ended September 30, 1997 was primarily due to higher payroll, occupancy and depreciation expenses, noted above, offset by Maxis savings and lower bad debt expenses.

RESEARCH AND DEVELOPMENT
------------------------

                                               September 30,      September 30,
                                                   1997               1996           % change
                                           ----------------------------------------------------
     Three Months Ended                           $36,252,000        $31,811,000           14.0%
       as a percentage of net revenues                   19.1%              23.2%

     Six Months Ended                             $63,934,000        $59,925,000            6.7%
      as a percentage of net revenues                    20.4%              26.5%

The increase in research and development expenses for the three and six months ended September 30, 1997 was due to additional headcount related expenses attributable to increased in-house development capacity, higher development costs per title and additional depreciation of computer equipment. These increases were partially offset by lower royalty write-offs against artist advances attributable to more successful titles.

OPERATING INCOME (LOSS)
-----------------------

                                               September 30,       September 30,
                                                    1997                1996           % change
                                           ------------------------------------------------------
     Three Months Ended                           ($3,080,000)       $    727,000             N/M
       as a percentage of net revenues                   (1.6%)               0.5%

     Six Months Ended                             ($7,887,000)        ($8,311,000)            5.1%
      as a percentage of net revenues                    (2.5%)              (3.7%)

Operating income was lower for the three months ended September 30, 1997 compared to the same period last year while the operating loss for the six months ended September 30, 1997 was less than the prior year. Exclusive of the merger costs, noted above, operating income increased for both the three and six month periods in comparison to the prior year due to increased revenue and related gross profit margins partially offset by increased operating expenses.

INTEREST AND OTHER INCOME, NET
------------------------------

                                               September 30       September 30,
                                                   1997               1996            % change
                                           ----------------------------------------------------
     Three Months Ended                            $3,142,000         $2,254,000           39.4%
       as a percentage of net revenues                    1.7%               1.6%

     Six Months Ended                              $5,692,000         $8,804,000          (35.3%)
      as a percentage of net revenues                     1.8%               3.9%

Interest and other income, net, increased for the three months ended September 30, 1997 compared to the same period last year primarily due to higher interest income attributable to higher cash balances as compared to the prior year period. Interest and other income, net decreased for the six months ended September 30, 1997 primarily due to lower gains on sales of marketable securities of $2,070,000 compared to $5,456,000 in the prior year period offset by higher interest income as noted above.

INCOME TAXES
------------

                                               September 30,      September 30,
                                                   1997               1996            % change
                                           ----------------------------------------------------
     Three Months Ended                            $   21,000         $  724,000          (97.1%)
       effective tax rate                                34.5%              24.3%

     Six Months Ended                               ($757,000)         ($223,000)        (239.5%)
       effective tax rate                                34.5%               N/M

The Company's effective tax rate for the three months ended September 30, 1997 was higher than the comparable prior year period as a result of the prior year effect of the Maxis pooling of interests on the tax provision of the combined company. Maxis losses for the three and six months ended September 30, 1997 were benefited at an effective tax rate of 38.5% while the Company's effective tax rate in the prior year before considering the effects of the merger was 32.5%.

MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE
-----------------------------------------------

                                               September 30,      September 30,
                                                   1997               1996            % change
                                           ----------------------------------------------------
     Three Months Ended                                     -         $1,131,000          100.0%
       as a percentage of net revenues             N/A                       0.8%

     Six Months Ended                                 $28,000         $1,291,000          (97.8%)
      as a percentage of net revenues                     0.0%               0.6%

EAV is sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI"), (formerly Victor Musical Industries, Inc.) a wholly owned subsidiary of Victor Company of Japan, Limited. The minority interest represents VEI's 35% interest in EAV. No minority interest in EAV was recorded for the losses generated in the three months ended September 30, 1997 as VEI's interest in the net equity of EAV has fallen below zero. Minority interest for the six months ended September 30, 1997 reflects only a portion of reported losses for EAV as the net equity of EAV fell below zero in the first quarter of fiscal 1998.

NET INCOME (LOSS)
-----------------

                                               September 30,       September 30,
                                                    1997               1996            % change
                                           -----------------------------------------------------
     Three Months Ended                          $     41,000          $3,388,000          (98.8%)
       as a percentage of net revenues                    0.0%                2.5%

     Six Months Ended                            $  (1,410,000)         $2,007,000         (170.3%)
      as a percentage of net revenues                    (0.4%)               0.9%

The decrease in net income for the three and six months ended September 30, 1997 as compared to the prior year period was primarily related to the merger costs of $10,792,000 related to the acquisition of Maxis and higher operating expenses, offset by higher revenues and gross profits. Exclusive of the merger costs, net income for the three months ended September 30, 1997 increased due to additional income while the six month period increase in net income compared to the prior year was offset by lower gains on sales of marketable securities in fiscal 1998.

Liquidity and Capital Resources
-------------------------------

As of September 30, 1997, the Company's working capital was $297,429,000 compared to $284,863,000 at March 31, 1997. Cash and short term investments decreased by approximately $27,416,000 during the six months ended September 30, 1997 as the Company used $23,877,000 of cash in operations and $16,646,000 in capital expenditures offset by proceeds from the Company's employee stock programs.

Reserves for bad debts and sales returns increased slightly from $43,268,000 at March 31, 1997 to $43,514,000 at September 30, 1997. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

Inventory levels at September 30, 1997 increased slightly compared to March 31, 1997 due to seasonal increases related to the upcoming holiday season and to support growth of business worldwide.

In connection with the Company's purchases of Sony products to be distributed in Japan, Sony of Japan requires cash deposits totaling one-third of purchase orders. Additionally, Nintendo of Japan requires cash deposits on all orders of
N64 cartridge products in Japan.   In lieu of letters of credit, EAV utilizes a
line of credit to fund these deposits for purchases of Sony and Nintendo products in Japan and for other operating requirements. At September 30, 1997, EAV had approximately $4,100,000 outstanding on this line.

The Company's principal source of liquidity is $240,725,000 in cash and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements for the foreseeable future.

FACTORS AFFECTING FUTURE PERFORMANCE
------------------------------------

Future operating results of the Company depend upon many factors and are subject to various risks and uncertainties. Some of those important risks and uncertainties which may cause the Company's operating results to vary or which may materially and adversely affect the Company's operating results are as follows:

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

DEVELOPMENT. Product development schedules, particularly for new hardware platforms and high-end multimedia PCs are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. New CD-ROM product releases are frequently including more content and are more complex, time-consuming and costly to develop and, accordingly, cause additional development and scheduling risk. For example, Dungeon Keeper for PCCD, originally scheduled to ship in the quarter ended June 1996, shipped in the quarter ended June 1997. In addition, Warcraft 2 on 32-bit platforms scheduled for shipment in the quarter ended June 1997, did not ship until the quarter ended September 1997. Also, SimCity 3000, the follow on product to SimCity 2000, was scheduled to ship in October 1997 at the time of the merger with Maxis. Due to additional development delays, it is unlikely that this product will ship during the fiscal year ending March 31, 1998. Additionally, development risks for CD-ROM products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. Manufacturing lead times during the year for CD-based products have been as brief as one to three weeks; cartridge products more typically have had a six to twelve week lead time for manufacture. The Company's revenues and earnings are dependent on its ability to meet its product release schedule and its failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations for any individual quarter and the fiscal year.

PLATFORM CHANGES. A large portion of the Company's revenues are derived from the sale of products designed to be played on proprietary video game platforms such as the PlayStation, Sega Saturn, and the N64. The interdependent nature of the Company's business and that of its hardware licensors brings significant risks to the Company's business. The success of the Company's products is significantly affected by market acceptance of the new video game hardware systems and the life span of older hardware platforms, and the Company's ability to accurately predict these factors with respect to each platform. In many cases, the Company will have expended a large amount of development and marketing resources on products designed for new video game systems (such as the new 32-bit systems) that have not yet achieved large installed bases or will have continued product development for older hardware platforms that may have shorter life cycles than the Company expected. Conversely, if the Company does not choose to develop for a platform that achieves significant market acceptance, or discontinues development for a platform that has a longer life cycle than expected, the Company's revenue growth may be adversely affected.
For example, the Company signed an agreement with Nintendo to develop and publish a line of EA SPORTS products for the N64 in March of 1997, nearly seven months after introduction of that platform in North America. Due to long development times associated with this platform, the Company will not ship more than two N64 products under this agreement in significant during the fiscal year ending March 31, 1998.

The Company believes that investment in products for the 32-bit market, including both PCCD and CD-video game platforms (particularly the PlayStation) has been strategically important in positioning the Company for the now completed transition to 32-bit machines. The Company continues to believe that such investment is important and will continue its aggressive development activities for 32-bit platforms. Although the PlayStation has achieved significant market acceptance in all geographic territories, there can be no assurance that its growth will continue at the present rates, particularly with the introduction of the N64 by Nintendo. The introduction and market acceptance of the N64, particularly in North America, may adversely affect the growth rate of the 32-bit CD-platforms. While the Company has a broad range of products available and under development for the PlayStation and for PCCD, the Company will not ship more than two products for the N64 in any significant quantities until calendar year 1998, as noted above.

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

GROSS MARGINS. Gross margins as a percent of net revenues for the three and six months ended September 30, 1997 decreased compared to the comparable prior year period. The decrease was mainly due to increases in the mix of lower margin Affiliated Label revenues due to the expansion of distribution worldwide and releases of major titles by key affiliates and the lower proportion of revenues associated with sales of higher margin PC CD products to total revenues.

The mix in sales of the Company's products have a significant effect on gross margins as a percentage of net revenues. If the proportion of PC CD net revenues increase in relation to AL revenues, margins may increase. Conversely, if AL revenues as a proportion of total revenues increase overall margins may continue to decrease. In addition, as the Company begins to ship N64 products in significant quantities, margins may decline due to the higher cost of goods associated with this cartridge-based platform. Further, gross margins continue to be affected by increases in professional and celebrity royalties. Also, while the costs of development of new products for 32- and 64-bit systems have increased, overall cost of goods are not declining. For products on platforms for which the Company is required to purchase its goods from the hardware companies, the Company is unable to achieve cost reductions through manufacturing efficiencies, and in addition have to pay manufacturing royalties to hardware companies. Additionally, higher distribution expenses for operations in Europe and North America continue to put pressure on margins and retailers also continue to require significant price protection for products. With an increasing number of titles available for advanced platforms, such requirements for price protection may increase. The Company also anticipates that retail and wholesale prices for interactive entertainment products may decrease and gross margins may be further adversely affected.

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

The Company has stock-balancing programs for its personal computer products that, under certain circumstances and up to a specified amount, allow for the exchange of personal computer products by resellers. The Company also typically provides for price protection for its personal computer and video game system products that, under certain conditions, allows the reseller a price reduction from the Company for unsold products. The Company maintains a policy of exchanging products or giving credits, but does not give cash refunds.
Moreover, the risk of product returns may increase as new hardware platforms become more popular or market factors force the Company to make changes in its distribution system. The Company monitors and manages the volume of its sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. The Company believes that it provides adequate reserves for returns and price protection which are based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors, and that its current reserves will be sufficient to meet return and price protection requirements for current in-channel inventory. However, there can be no assurance that actual returns or price protection will not exceed the Company's reserves. See Revenue
                                                                        -------
and Expenses, above.
------------

The distribution channels through which consumer software products are sold have been characterized by change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. The development of remote and electronic delivery systems will create further changes. The bankruptcy or other business difficulties of a distributor or retailer could render the Company's accounts receivable from such entity uncollectible, which could have an adverse effect on the operating results and financial condition of the Company. In the quarter ended September 1996, the Company recorded $2,300,000 in bad debt expenses related to potentially uncollectible receivables from a customer who filed for bankruptcy. In addition, an increasing number of companies are competing for access to these channels. The Company's arrangements with its distributors and retailers may be terminated by either party at any time without cause. Distributors and retailers often carry products that compete with those of the Company. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources for which there is intense competition. There can be no assurance that distributors and retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support.

EMPLOYEES. Competition for employees in the interactive software business is intense and increasing as competition in the industry increases. In the last fiscal year, recruiting of the Company's employees generally, and its executive officers in particular, has been intense. Large software and media companies frequently offer significantly larger cash compensation than does the Company, placing pressure on the Company's base salary and cash bonus compensation. Small start-up companies such as those proliferating in the online business areas offer significant potential equity gains which are difficult for more mature companies like the Company to match without significant stockholder dilution. While executive turnover has decreased in fiscal 1998 as compared to prior years, virtually all of the executives continue to experience intense recruiting pressure. There can be no assurance that the Company will be able to continue to attract and retain enough qualified employees in the future.

FOREIGN SALES AND CURRENCY FLUCTUATIONS. For the six months ended September 30, 1997 and for the fiscal year ended March 31, 1997, international net revenues comprised 44% and 45% of total consolidated net revenues, respectively. The Company expects foreign sales to continue to account for a significant and growing portion of the Company's revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. There can be no assurance that these or other factors will not have an adverse effect on the Company's future operating results.

INVESTMENTS IN AFFILIATES AND MARKETABLE SECURITIES. The Company has a number of equity investments in affiliates, including small developers, such as Firaxis; other publishers, such as Accolade, Inc. and Stormfront; and new ventures such as Mpath Interactive. Additionally, the Company has equity investments in the 3DO Company and in 3Dfx, a developer of advanced graphics microchips for personal computers. These companies are generally small and without significant financial resources. Financial difficulties for any of these companies could cause a reduction in the value of the Company's investment. For example, in fiscal 1996 the Company wrote off its investment in SportsLab in its entirety.

FLUCTUATIONS IN STOCK PRICE. Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. As a result of the factors discussed in this quarterly report and other factors that may arise in the future, the market price of the Company's Common Stock historically has been, and may continue to be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer, software, entertainment, media or electronics industries or the securities markets in general. For example, during the most recently completed fiscal year, the price per share of the Company's common stock ranged from $24.75 to $39.13 and in the first six months of the current fiscal year ranged from $20.13 to $37.50.

SEASONALITY. The Company's business is highly seasonal. The Company typically experiences its highest revenues and profits in the calendar year-end holiday season and a seasonal low in revenues and profits in the quarter ending in June.

ACQUISITION OF MAXIS, INC. On July 25, 1997, the Company and Maxis, Inc. completed a merger of the two companies. The Company incurred aggregate direct transaction costs of approximately $2.8 million associated with the merger, as well as, approximately $8.0 million in costs associated with integrating the two companies. These costs were recognized as a one time charge to operations in the quarter ended September
30, 1997. Actual costs may exceed the estimates already recorded as unanticipated expenses associated with the integration of the two companies may arise. Accordingly, the Company may incur additional material charges in subsequent quarters to reflect additional costs associated with the integration of the two companies.

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

          Exhibit 27.1  Financial Data Schedule

(b)       Reports on Form 8-K:  None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ELECTRONIC ARTS INC.
                                        (Registrant)





                                        /s/E. STANTON MCKEE
                                        -----------------------
DATED:                                  E. STANTON MCKEE
November 14, 1997                       Senior Vice President and
                                        Chief Financial and Administrative
                                        Officer
                                        (Duly authorized officer)