Form 10-Q
period 1997-12-31
ELECTRONIC ARTS INC
filed 1998-02-17
CIK 712515

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to_____


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

                  YES    X                           NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                       Outstanding at
         Class of Common Stock                        January 24, 1998
         ---------------------                        ----------------
         $0.01 par value per share                     59,242,893

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES


                                      INDEX

Part I - Financial Information                                                  Page
------------------------------                                                  ----
Item 1.     Consolidated Financial Statements

                  Consolidated Balance Sheets at
                     December 31, 1997 and March 31, 1997                          3

                  Consolidated Statements of Income for
                     the Three Months Ended December 31, 1997 and 1996             4
                     and the Nine Months Ended December 31, 1997 and 1996

                  Consolidated Statements of Cash Flows for
                     the Nine Months Ended December 31, 1997 and 1996              5

                  Notes to Consolidated Financial Statements                       7

Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                   11

Part II - Other Information

Item 1.     Legal Proceedings                                                     29
Item 4.     Submission of Matters to a Vote of Security Holders                   29

Item 6.     Exhibits and Reports on Form 8-K                                      29

Signatures                                                                        30

Exhibit Index                                                                     31

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                     ASSETS

                                                                                 December 31,     March 31,
                                                                                      1997            1997
                                                                               ----------------- -------------
                                                                                 (unaudited)     (unaudited)
Current assets:
     Cash and short-term investments                                                   $287,813      $268,141
     Marketable securities                                                                3,128         5,548
     Receivables, less allowances of $68,935 and $43,268, respectively                  273,257       103,244
     Inventories                                                                         32,259        17,873
     Prepaid royalties                                                                   14,378        10,311
     Deferred income taxes                                                                6,008         5,259
     Other current assets                                                                13,005        10,724
                                                                                       --------      --------
       Total current assets                                                             629,848       421,100

Property and equipment, net                                                              93,101        89,762
Prepaid royalties                                                                         6,310         9,351
Long-term investments                                                                    27,311        34,478
Investments in affiliates                                                                20,041        25,657
Other assets                                                                              4,166         3,693
                                                                                       --------      --------
                                                                                       $780,777      $584,041
                                                                                       ========      ========
                          LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                   $95,491       $43,450
     Accrued liabilities                                                                160,705        92,787
                                                                                       --------      --------
       Total current liabilities                                                        256,196       136,237

Minority interest in consolidated joint venture                                               -            28

Stockholders' equity:
     Preferred stock, $0.01 par value.  Authorized 1,000,000 shares                           -             -
     Common stock, $0.01 par value.  Authorized 104,000,000 shares;
       issued and outstanding 59,166,510 and 58,263,058, respectively                       592           583
Paid-in capital                                                                         210,633       188,547
Retained earnings                                                                       315,188       257,978
Unrealized appreciation of investments                                                    1,227         2,593
Translation adjustment                                                                  (3,059)       (1,925)
                                                                                       --------      --------
       Total stockholders' equity                                                       524,581       447,776
                                                                                       --------      --------
                                                                                       $780,777      $584,041
                                                                                       ========      ========

          See accompanying notes to consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                                        Three Months Ended               Nine Months Ended
                                                           December 31,                     December 31,
                                                     1997              1996             1997            1996
                                                 -------------- ------------------- -------------- ----------------

Net revenues                                          $391,245            $290,849       $704,785         $516,855
Cost of goods sold                                     210,799             142,655        376,752          253,142
                                                       -------             -------        -------          -------
     Gross profit                                      180,446             148,194        328,033          263,713
                                                       -------             -------        -------          -------

Operating expenses:
   Marketing and sales                                  45,027              38,886        100,695           79,377
   General and administrative                           17,578              13,614         42,658           37,028
   Research and development                             45,358              37,053        109,292           96,978
   Charge for acquired in-process technology             1,500                   -          1,500               -
   Merger costs                                              -                   -         10,792               -
                                                       -------              ------        -------          ------
       Total operating expenses                        109,463              89,553        264,937          213,383
                                                       -------              ------        -------          -------
     Operating income                                   70,983              58,641         63,096           50,330
Interest and other income, net                          16,558               1,343         22,250           10,147
                                                       -------              ------        -------          -------

     Income before provision for income taxes
       and minority interest                            87,541              59,984         85,346           60,477
Provision for income taxes                              28,921              21,281         28,164           21,058
                                                       -------              ------        -------          -------
     Income before minority interest                    58,620              38,703         57,182           39,419
Minority interest in consolidated
  joint venture                                              -                   -             28            1,291
                                                       -------             -------        -------          -------
      Net income                                       $58,620             $38,703        $57,210          $40,710
                                                       =======              ======        =======          =======

Net income per share - basic                             $0.99               $0.67          $0.98            $0.71
                                                       =======              ======        =======          =======
Net income per share - diluted                           $0.96               $0.65          $0.94            $0.68
                                                       =======              ======        =======          =======

Number of shares used in computation
- basic                                                 58,961              57,800         58,615           57,366
                                                       =======              ======        =======          =======
Number of shares used in computation
- diluted                                               61,134              59,989         60,571           59,445
                                                       =======              ======        =======          =======

          See accompanying notes to consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                    Nine Months
                                                                                Ended December 31,
                                                                                1997           1996
                                                                            -------------- -------------
Operating activities:
   Net income                                                                  $   57,210    $   40,710
     Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
         Minority interest in consolidated joint venture                             (28)       (1,291)
         Equity in net loss of affiliates                                           1,162         1,149
         Gain on sale of affiliate                                               (12,625)             -
         Depreciation and amortization                                             20,393        16,247
         (Gain) loss on sale of fixed assets                                          480          (38)
         Loss on disposition of assets related to merger                            5,607             -
         Gain on sale of marketable securities                                    (3,757)       (6,700)
         Charge for acquired in-process technology                                  1,500             -
         Change in assets and liabilities:
              Receivables                                                       (170,013)     (131,011)
              Inventories                                                        (14,386)       (4,341)
              Prepaid royalties                                                   (1,026)         7,878
              Other assets                                                        (1,760)         (958)
              Accounts payable                                                     52,041        19,377
              Accrued liabilities                                                  64,110        69,349
              Deferred income taxes                                                    53         (169)
                                                                            -------------  ------------
                Net cash provided by (used in) operating activities               (1,039)        10,202
                                                                            -------------  ------------

Investing activities:
   Proceeds from sales of furniture and equipment                                      25           152
   Proceeds from sales of marketable securities                                     6,824        19,121
   Purchase of marketable securities                                              (2,762)             -
   Capital expenditures                                                          (25,358)      (29,946)
   Acquisition of minority interest in EA Japan                                   (3,225)             -
   Investment in affiliates                                                        17,079       (4,770)
   Purchase of held to maturity securities                                        (1,008)      (18,521)
   Proceeds from maturity of securities                                             6,240        17,253
   Change in short-term investments, net                                          (4,428)           335
   Other                                                                              211           216
                                                                            -------------  ------------
                Net cash used in investing activities                             (6,402)      (16,160)
                                                                            -------------  ------------

Financing activities:
   Proceeds from issuance of common stock                                          19,306        16,174
   Tax benefit from exercise of stock options                                       2,789         7,437
                                                                            -------------  ------------
                Net cash provided by financing activities                          22,095        23,611
                                                                            -------------  ------------

Translation adjustment                                                             (1,134)        2,151
Minority interest on translation adjustment                                             -            14
                                                                            -------------  ------------

Increase in cash and cash equivalents                                              13,520        19,818
Beginning cash and cash equivalents                                               141,996       125,730
                                                                            -------------  ------------
Ending cash and cash equivalents                                                  155,516       145,548
Short-term investments                                                            132,297        61,447
                                                                            -------------  ------------
Ending cash and short-term investments                                           $287,813      $206,995
                                                                            =============  ============

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)
                                   (unaudited)

                                                                                      Nine Months
                                                                                   Ended December 31,
                                                                                  1997           1996
                                                                                 ---------------------
Supplemental cash flow information:
   Cash paid during the year for income taxes                                    $ 4,348      $  2,099
                                                                                 =======      ========

Non-cash investing activities:
   Decline on unrealized appreciation of investments                             $(2,115)     $(12,719)
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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Electronic Arts Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1997 as filed with the Securities and Exchange Commission ("Commission") on June 23, 1997 and certain other information included in the Company's Registration Statement on Form S-4 as filed with the Commission on June 25, 1997.


NOTE 2. PREPAID ROYALTIES

Prepaid royalties consist primarily of prepayments for manufacturing royalties, original equipment manufacturer (OEM) fees and license fees paid to celebrities and professional sports organizations for use of their trade name. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual royalty rate as cost of goods sold based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly and charges to income any amounts that management deems unlikely to be realized through product sales. Royalty advances are classified as current and non-current assets based upon estimated net product sales within the year.


NOTE 3. INVENTORIES

Inventories are stated at the lower of cost or market. Inventories at December 31, 1997 and March 31, 1997 consisted of (in thousands):

                                             December 31, 1997    March 31, 1997
                                             -----------------    --------------
Raw materials and work in process                     $  7,153          $  4,714
Finished goods                                          25,106            13,159
                                                       -------            ------
                                                       $32,259           $17,873
                                                       =======           =======


NOTE 4.  ACCRUED LIABILITIES

Accrued liabilities at December 31, 1997 and March 31, 1997 consisted of (in thousands):

                                              December 31, 1997       March 31, 1997
                                              -----------------       --------------
Accrued royalties                                      $ 57,890              $33,592
Accrued expenses                                         48,892               24,792
Accrued income taxes                                     21,922               12,611
Accrued compensation and benefits                        27,259               19,750
Deferred income taxes                                     1,438                1,385
Deferred revenue                                          2,640                  657
Accrued merger expenses                                     664                    -
                                                       --------              -------
                                                       $160,705              $92,787
                                                       ========              =======

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE  5.  OPERATIONS BY GEOGRAPHIC AREAS

The Company operates in one industry segment. Information about the Company's operations in North America, Europe, South Asia Pacific and Japan for the three and nine months ended December 31, 1997 and 1996 is presented below (in thousands).

                                    North                    South Asia
                                   America        Europe       Pacific       Japan     Eliminations      Total
                                   -------        ------     ----------      -----     ------------      -----

Three months ended December 31, 1997
Net revenues from unaffiliated
  customers                          $230,079      $140,778      $15,070       $5,318     $      -         $391,245
Intersegment net revenues              25,127         2,187          141          109      (27,564)               -
                                     --------      --------      -------       ------     --------         --------
     Total net revenues              $255,206      $142,965      $15,211       $5,427     $(27,564)        $391,245
                                     ========      ========      =======       ======     =========        ========

Operating income (loss)               $45,206       $24,001       $3,379     $(1,603)     $      -          $70,983

Identifiable assets                  $541,576      $204,554      $24,036      $10,611     $      -          $780,777

Nine months ended December 31,
1997
Net revenues from unaffiliated
  customers                          $406,930      $247,979      $33,845      $16,031     $      -          $704,785
Intersegment net revenues              42,251         7,586          486          109      (50,432)               -
                                     --------      --------      -------       ------     --------         --------
     Total net revenues              $449,181      $255,565      $34,331      $16,140     $(50,432)        $704,785
                                     ========      ========      =======      =======     =========        ========

Operating income (loss)             $  29,689     $  32,218     $  7,124     $(5,935)     $      -         $ 63,096


Three months ended December
31, 1996
Net revenues from unaffiliated
  customers                          $162,546      $104,985      $10,025      $13,293     $      -         $290,849
Intersegment net revenues              28,185         2,797            -           56      (31,038)               -
                                     --------      --------      -------       ------     --------         --------
     Total net revenues              $190,731      $107,782      $10,025      $13,349     $(31,038)        $290,849
                                     ========      ========      =======      =======     =========        ========

Operating income (loss)             $  34,970     $  22,233     $  2,687     $(1,249)     $      -         $ 58,641

Identifiable assets                  $443,522      $150,712      $14,288      $22,529     $      -         $631,051

Nine months ended December 31,
1996
Net revenues from unaffiliated
  customers                          $301,663      $169,903      $20,998      $24,291     $      -         $516,855
Intersegment net revenues              42,952         5,046            -           67      (48,065)               -
                                     --------      --------      -------       ------     --------         --------
     Total net revenues              $344,615      $174,949      $20,998      $24,358     $(48,065)        $516,855
                                     ========      ========      =======      =======     =========        ========

Operating income (loss)               $24,744       $26,125       $4,892     $(5,431)     $      -         $50,330


                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 6.   FOREIGN CURRENCY

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency market exposures of underlying assets, liabilities and other obligations, primarily intercompany receivables that are denominated in foreign currencies. The Company does not use forward exchange contracts for speculative or trading purposes. The Company transacts business in various foreign currencies, including European and Canadian currencies. At December 31, 1997 and March 31, 1997, the Company had foreign exchange contracts, all having maturities of 90 days or less, to purchase and sell approximately $17,520,000 and $27,549,000, respectively, in foreign currencies, primarily German Deutschmarks, Swedish Krona, Netherlands Guilders and British Pounds. Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset.

The difference between the face value and market value of these contracts is not significant. The counterparties to these contracts are substantial and credit worthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material.

NOTE 7.   ACQUISITION AND DIVESTITURE

In December 1997, the Company completed the sale of Creative Wonders, LLC, a 50% joint venture company formed with the Walt Disney Company for $16,750,000 in cash. The Company recognized a gain of $12,625,000, included in interest and other income.

In December 1997, the Company acquired the remaining 35% ownership interest in Electronic Arts Victor, Inc. ("EAV") from Victor Entertainment Industries, Inc. ("VEI") for approximately $3,225,000 in cash. As a result of the acquisition, the joint venture has become a wholly-owned subsidiary of the Company and has been renamed Electronic Arts, K.K. The acquisition was accounted for as a step acquisition purchase and the excess purchase price over fair value of the net tangible assets acquired was allocated to purchased in-process technology, goodwill and other intangible assets. The Company incurred a charge to operations of $1,500,000 for the acquired in-process technology as of the date of the acquisition after concluding that the related technology had no alternative future use after taking into consideration the potential for usage of the software in different products and resale of the software.

The goodwill and other intangible assets of approximately $1,700,000 is being amortized over 7 years. The results of operations reflect a minority interest elimination through the date of the acquisition. No minority interest in EAV was recorded for the losses generated in the three months ended December 31, 1997 as VEI's interest in the net equity of EAV had fallen below zero.

NOTE 8.    EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 128, "Earnings per Share" (SFAS 128). SFAS 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The following summarizes the computation of Basic EPS and Diluted EPS (in thousands except for per share amounts):

                                            Three Months Ended               Nine Months Ended
                                               December 31,                     December 31,
                                            1997           1996             1997            1996
                                          ----------- ---------------- --------------- ---------------
Net Income                                   $58,620          $38,703         $57,210         $40,710

Shares:
Weighted Average Common Shares                58,961           57,800          58,615          57,366
Dilutive Stock Options                         2,173            2,189           1,956           2,079
                                            --------           ------          ------          ------
Dilutive Potential Common Shares              61,134           59,989          60,571          59,445
                                            ========           ======          ======          ======

Earnings Per Share:
Basic                                          $0.99            $0.67           $0.98           $0.71
Diluted                                        $0.96            $0.65           $0.94           $0.68

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


Net Revenues                                          December 31,       December 31,
                                                         1997                1996             % change
                                                   ------------------- ------------------ -----------------

Consolidated Net Revenues
     Three Months Ended                                  $391,245,000       $290,849,000             34.5%

     Nine Months Ended                                   $704,785,000       $516,855,000             36.4%

North America Net Revenues
     Three Months Ended                                  $230,079,000       $162,546,000             41.5%
       as a percentage of net revenues                          58.8%              55.9%

    Nine Months Ended                                    $406,930,000       $301,663,000             34.9%
       as a percentage of net revenues                          57.7%              58.4%

International Net Revenues
     Three Months Ended                                  $161,166,000       $128,303,000             25.6%
       as a percentage of net revenues                          41.2%              44.1%

     Nine Months Ended                                   $297,855,000       $215,192,000             38.4%
       as a percentage of net revenues                          42.3%              41.6%



The Company derives revenues from shipments of EA Studio Compact Disk ("CD") products for dedicated entertainment systems ("CD- video games"), EA Studio CD personal computer products ("PC CD") (primarily entertainment software), EA Studio cartridge products, licensing of EA Studio products, distribution of EA Studio and Affiliated Label ("AL") products through hardware companies ("OEMs") and shipments of AL products that are published by third parties.

North America net revenues increased $67,533,000, or 41.5%, and $105,267,000, or 34.9%, for the three and nine months ended December 31, 1997, respectively, compared to the same periods last year primarily due to increased sales of Sony PlayStation ("PlayStation") titles; a key release for the Nintendo 64 ("N64") and increased Affiliated Label revenues resulting from the addition of Accolade and key releases of new products from other affiliates. North America PlayStation sales reflected the increase in installed base of these consoles and the release of hit sports titles for this platform. Total North America PlayStation revenue increased $48,126,000 or 108.9% and $88,225,000 or 98.5% for the three and nine month periods, respectively.

N64 net revenues in North America were $38,790,000 and $39,426,000 for the three and nine months ended December 31, 1997, respectively, and are primarily comprised of sales of Madden 64 which was released in the quarter ended December 1997. There were no sales of N64 products in the comparable prior year periods. Affiliated Label revenues increased $17,498,000, or 122.1%, and $34,027,000, or 121.0%, for the three and nine months ended December 31, 1997, respectively. For the quarter ended December 1997, Affiliated Label sales increased primarily due to the release of Test Drive 4 published by Accolade, Inc., an affiliate added in the quarter ended March 1997. Accordingly, there were no revenues generated by this affiliate in the prior year. In addition to increased sales of Accolade products, year to date Affiliated Label sales in the North America increased due to the release of The Lost World: Jurassic Park ("Jurassic Park") which was co-published by the Company and Dreamworks Interactive and released in the quarter ended September 1997.

The increase in North America net revenues was partially offset by a decrease in net revenues from the sales of 16-bit cartridge products and, to a lesser degree, from Sega Saturn ("Saturn") sales. 16-bit revenues decreased $36,529,000, or 89.2%, and $50,336,000, or 85.0%, compared to the prior year three and nine month periods due to the completed transition of 16-bit cartridge platforms to 32-bit and 64-bit video games. Sales of Saturn titles decreased $4,169,000 and $6,879,000 for the three and nine months ended December 31, 1997, respectively, as this platform has not achieved the level of market acceptance as compared to other next generation platforms. Though North America net revenues are expected to continue to grow in fiscal 1998, they may not grow at as high a rate as compared to this quarter.

International net revenues increased $32,863,000, or 25.6%, and $82,663,000, or 38.4%, for the three and nine months ended December 31, 1997 compared to the same periods last year. The increase in international revenues for these periods was primarily due to growth in European net revenues consisting of higher sales of AL and PlayStation products, and to a lesser degree, N64 and PC CD sales. Total net revenues in Europe were $140,778,000 for the three months ended December 31, 1997 compared to $104,985,000 in the same period last year, while revenues for the nine month period were $247,979,000 compared to $169,903,000 in the same period last year.

European AL sales increased $20,989,000 for the three months and $40,794,000 for the nine months ended December 31, 1997 compared to the prior year due to the third quarter release of Croc - Legend of Gobbos ("Croc"), published by Twentieth Century Fox Home Entertainment ("Fox"), Test Drive 4 published by Accolade and continued distribution under an exclusive international agreement with Fox and other affiliates. In addition, AL sales for the nine month period increased due to the worldwide release of Jurassic Park, as noted above.

European PlayStation sales increased $18,501,000, or 60.2%, and $33,181,000, or 72.8%, for the three and nine months ended December 31, 1997, respectively, reflecting the worldwide growth in installed base of this platform. European N64 sales were $8,306,000 and $10,269,000 for the three and nine month periods ended December 1997 due to the release of FIFA: Road to the World Cup in the third fiscal quarter. There were no sales of N64 products in Europe in the comparable prior year periods.

European PC CD sales increased $5,467,000, or 16.5%, and $15,526,000, or 27.9%, for the three and nine months ended December 31, 1997, respectively, primarily due to growth of this platform in Europe and as a result of strong sales of Dungeon Keeper, which was released in the first fiscal quarter of 1998. Overall European sales were offset by a decrease in 16-bit revenues of $13,191,000 and $16,502,000, for the three and nine months ended December 31, 1997, respectively, attributable to the transition to 32-bit and 64-bit video games.

Sales in the South Asia Pacific region increased by 50.3% to $15,070,000 for the three months ended December 31, 1997 compared to $10,025,000 in the prior year while revenues for the nine month period were $33,845,000 compared to $20,998,000 in the prior year. The increase is attributable to increased sales of Affiliated Label, PC CD and PlayStation titles resulting from both the increase in installed base of these platforms and the growth in sales offices throughout the region, including China, Singapore, New Zealand and Hong Kong. Revenues from the sale of Affiliated Label titles for the three month period increased $2,561,000 to $5,048,000 as a result of key releases from certain affiliates and continued distribution of Fox titles, as noted above. AL revenues for the nine months ended December 31, 1997 were $11,624,000 compared to $3,983,000 in the prior year. For the three and nine months ended December 31, 1997, PC CD net revenues increased $1,325,000 and $2,684,000, respectively, while PlayStation net revenues increased $1,361,000 and $2,885,000, respectively.

Net revenues in Japan for the third fiscal quarter of 1998 were $5,318,000 compared to $13,293,000 for the corresponding period in the prior year while year to date revenues were $16,031,000 versus $24,291,000 for the comparable period last year. The decrease in revenues was due primarily to the lack of locally developed titles in this market, primarily for the PlayStation, and the significant decline in sales of Saturn products, which represented 29% of third quarter sales last year, offset by additional sales of PC CD titles. In the quarter ended December 31, 1997, the Company released no original titles for the PlayStation compared to one in the comparable prior year period.

EA STUDIO NET REVENUES:
----------------------
32-BIT VIDEO GAME PRODUCT NET REVENUES

                                                 December 31,        December 31,
                                                     1997                1996           % change
                                                ----------------- ------------------- -------------
     Three Months Ended                             $152,021,000         $96,352,000         57.8%
      as a percentage of net revenues                      38.9%               33.1%

      Nine Months Ended                             $286,108,000        $179,250,000         59.6%
        as a percentage of net revenues                    40.6%               34.7%


The Company released seven 32-bit CD-video game products during the third quarter of fiscal 1998 comprised of four for the PlayStation, including NBA Live 98, FIFA: Road To The World Cup 98 and MotoRacer, and three for the Saturn, including NASCAR 98. The increase in sales for the three and nine months ended December 31, 1997 compared to the prior year periods is attributable to the greater installed base of PlayStation consoles and the related release of key titles for this platform during the quarter offset by a decline in Saturn revenues.

For the three months ended December 31, 1997, the majority of the 32-bit videogame revenue increase was attributable to PlayStation sales which were $146,526,000, compared to $82,502,000 for the three months ended December 31, 1996. For the nine months ended December 31, 1997 and 1996, PlayStation revenues were $271,188,000 and $152,934,000, respectively. The Company expects revenues from PlayStation products to continue to grow in fiscal 1998, but as revenues for these products increase, the Company does not expect to maintain these growth rates.

Net revenue from the sale of other 32-bit products, primarily from sales of products for the Saturn, were $5,495,000 for the quarter ended December 31, 1997 compared to $13,850,000 for the same period in the prior year. For the nine months ended December 31, 1997 and 1996 other 32-bit revenues were $14,920,000 and $26,316,000, respectively. As the installed base of Saturn consoles has not achieved the growth rates of PlayStation consoles, the Company's revenues from sales of Saturn products have declined and are expected to decline further in future years. The Company plans fewer releases of Saturn products in fiscal 1998 than fiscal 1997 and currently plans to release one Saturn product after the quarter ending December 31, 1997.

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

PERSONAL COMPUTER CD PRODUCT NET REVENUES

                                                 December 31,        December 31,
                                                     1997                1996           % change
                                               ------------------ ------------------- -------------
     Three Months Ended                             $101,054,000         $90,374,000         11.8%
       as a percentage of net revenues                     25.8%               31.1%

     Nine Months Ended                              $188,474,000        $166,481,000         13.2%
       as a percentage of net revenues                     26.7%               32.2%

The Company released thirteen PC CD titles in the third quarter of the current fiscal year for the IBM personal computer and compatibles including Wing Commander Prophecy and Nuclear Strike, compared to thirteen for the same period last year. The increase in sales of PC CD products for the nine months ended December 31, 1997 is attributable to growth in the PC CD market worldwide and expansion of the Company's direct worldwide distribution. Year to date PC CD sales also increased due to the worldwide release of Dungeon Keeper during the first quarter. The growth in PC CD sales for the three and nine month periods ended December 31, 1997 was partially offset by a decline in titles published by Maxis. Maxis revenues for the three and nine months ended December 31, 1997, decreased $10,285,000, or 59.7%, and $11,409,000, or 42.1%, respectively. Though
PC CD revenues are expected to continue to grow in fiscal 1998, they may not grow at as high a rate as in prior periods.

64-BIT VIDEO GAME PRODUCT NET REVENUES

                                                  December 31,        December 31,
                                                    1997                1996           % change
                                              ------------------ ------------------- -------------
     Three Months Ended                             $47,514,000      $            -           N/M
       as a percent of net revenues                       12.1%                 N/A

     Nine Months Ended                              $50,547,000      $            -           N/M
       as a percent of net revenues                        7.2%                 N/A

The Company released two N64 titles, Madden 64 and FIFA: Road to the World Cup 98, in the quarter ended December 31, 1997. The Company had its initial release of a title for the N64 in the quarter ended March 31, 1997 and accordingly there were no revenues from the sales of N64 titles in the comparable three and nine month periods. In March 1997, the Company signed a licensing agreement with Nintendo to develop, publish and market certain sports products for the N64. Due to the development time necessary for these products, the Company does not anticipate shipping any additional products for the N64 in the fiscal year ending March 31, 1998.

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

LICENSE/OEM NET REVENUES

                                               December 31,        December 31,
                                                   1997                1996           % change
                                              ----------------- ------------------- -------------
     Three Months Ended                             $3,466,000          $8,897,000       (61.0%)
       as a percentage of net revenues                    0.9%                3.1%

     Nine Months Ended                             $11,320,000         $20,102,000       (43.7%)
       as a percentage of net revenues                    1.6%                3.9%


The decrease in license/OEM net revenues for the three and nine months ended December 31, 1997 compared to the same period last year was primarily a result of a decrease in the licensing of Maxis products in Europe and Japan and of EA products in Europe.

16-BIT VIDEO GAME PRODUCT NET REVENUES         December 31,        December 31,
                                                   1997                1996           % change
                                              ----------------- ------------------- -------------
     Three Months Ended                             $6,368,000         $56,769,000       (88.8%)
       as a percentage of net revenues                    1.6%               19.5%

     Nine Months Ended                             $13,959,000         $81,703,000       (82.9%)
       as a percentage of net revenues                    2.0%               15.8%


The Company released no new 16-bit video games for the Sega Genesis ("Genesis") or the Super Nintendo Entertainment System ("SNES") during the three and nine months ended December 31, 1997. 16-bit revenues for the quarter ended December 31, 1997 were primarily attributable to the sales of the Company's 16-bit products published under a licensing arrangement with a third party. As the 16-bit video game market has made the transition to next generation 32-bit and 64-bit systems, the Company does not expect to release any new 16-bit titles in fiscal 1998 and revenues from the sales of 16-bit products in fiscal 1998 are not expected to be significant.

AFFILIATED LABEL NET REVENUES

                                                December 31,        December 31,
                                                    1997                1996           % change
                                               ----------------- ------------------- -------------
     Three Months Ended                             $79,027,000         $38,337,000        106.1%
       as a percentage of net revenues                    20.2%               13.2%

     Nine Months Ended                             $150,923,000         $68,943,000        118.9%
      as a percentage of net revenues                     21.4%               13.3%


The increase in Affiliated Label net revenues for the three and nine months ended December 31, 1997 compared to the prior year periods was due to higher sales of Affiliated Label products in Europe, North America and South Asia Pacific. The increase for the quarter ended December 31, 1997 is due primarily to the release of Test Drive 4 published by Accolade, which was added as a worldwide affiliate in the quarter ended March 1997, and Croc published by Fox and distributed outside of North America. The increase for the nine months ended December 31, 1997 is due to the release of Croc, the addition of Accolade, Inc. as noted above, the continued distribution under an exclusive international agreement with Fox, and the release of Jurassic Park in the second fiscal quarter.

COST OF GOODS SOLD

                                              December 31,        December 31,
                                                  1997                1996            % change
                                             ----------------- -------------------- --------------
     Three Months Ended                          $210,799,000         $142,655,000          47.8%
       as a percentage of net revenues                  53.9%                49.0%

     Nine Months Ended                           $376,752,000         $253,142,000          48.8%
      as a percentage of net revenues                   53.5%                49.0%

The increase in costs of goods sold as a percentage of net revenues for the three and nine months ended December 31, 1997 compared to the same periods last year was primarily due to increased sales of lower margin affiliated label and N64 titles, the decrease in PC CD sales as a proportion of total net revenues and higher professional, celebrity and manufacturing royalties on CD-video and PC CD game titles.

MARKETING AND SALES

                                              December 31,        December 31,
                                                  1997                1996           % change
                                            ------------------ ------------------- --------------
     Three Months Ended                           $45,027,000         $38,886,000          15.8%
       as a percentage of net revenues                  11.5%               13.4%

     Nine Months Ended                           $100,695,000         $79,377,000          26.9%
      as a percentage of net revenues                   14.3%               15.4%


The increase in marketing and sales expenses for the three and nine months ended December 31, 1997 was primarily attributable to increased television and print advertising worldwide to support new releases and increased cooperative advertising associated with higher revenues as compared to the prior year periods. Marketing and sales expenses also increased due to additional headcount related to the continued expansion of the Company's worldwide distribution business and increased trade show expenses. Increases were partially offset by savings attributable to the integration of Maxis in July, 1997.

GENERAL AND ADMINISTRATIVE

                                                December 31,        December 31,
                                                    1997                1996           % change
                                              ------------------ ------------------- --------------
     Three Months Ended                             $17,578,000         $13,614,000          29.1%
       as a percentage of net revenues                     4.5%                4.7%

     Nine Months Ended                              $42,658,000         $37,028,000          15.2%
      as a percentage of net revenues                      6.1%                7.2%


The increase in general and administrative expenses for the three months ended December 31, 1997 was due primarily to an increase in payroll and occupancy costs due to the opening of additional international offices and additional depreciation related to the installation of new management information systems worldwide partially offset by savings attributable to the integration of Maxis in the second quarter of fiscal 1998. The increase for the nine months ended December 31, 1997 was due to the factors noted above offset by lower bad debt expenses related to additional bad debt reserves taken in the prior year.

RESEARCH AND DEVELOPMENT

                                                 December 31,        December 31,
                                                     1997                1996           % change
                                               ------------------ ------------------- --------------
     Three Months Ended                              $45,358,000         $37,053,000          22.4%
       as a percentage of net revenues                     11.6%               12.7%

     Nine Months Ended                              $109,292,000         $96,978,000          12.7%
      as a percentage of net revenues                      15.5%               18.8%

The increase in research and development expenses for the three and nine months ended December 31, 1997 was due to additional headcount related expenses attributable to increased in-house development capacity, higher development costs per title and additional depreciation of computer equipment.

CHARGE FOR ACQUIRED IN-PROCESS TECHNOLOGY

                                               December 31,        December 31,
                                                   1997                1996           % change
                                             ------------------ ------------------- --------------
     Three Months Ended                             $1,500,000        $     -            N/M

       as a percentage of net revenues                    0.4%             N/A

     Nine Months Ended                              $1,500,000        $      -           N/M

      as a percentage of net revenues                     0.2%             N/A


In connection with the acquisition of the remaining 35% minority ownership interest in Electronic Arts Victor, Inc. in December 1997, the Company incurred a charge of $1,500,000 for acquired in-process technology. This charge was made after the Company concluded that the in-process technology had no alternative future use after taking into consideration the potential for usage of the software in different products and resale of the software.

OPERATING INCOME

                                                December 31,        December 31,
                                                    1997                1996           % change
                                              ------------------ ------------------- --------------
     Three Months Ended                             $70,983,000         $58,641,000          21.0%
       as a percentage of net revenues                    18.1%               20.2%

     Nine Months Ended                              $63,096,000         $50,330,000          25.4%
      as a percentage of net revenues                      9.0%                9.7%


Operating income was higher for the three and nine months ended December 31, 1997 compared to the same periods last year due to increased revenue and related gross profit margins partially offset by increased operating expenses including the charge for acquired in-process technology as discussed in Note 7, above.
The increase for the nine months ended December 31, 1997 was partially offset by merger costs related to the acquisition of Maxis.

INTEREST AND OTHER INCOME, NET

                                                 December 31         December 31,
                                                     1997                1996           % change
                                                ----------------- ------------------- --------------
     Three Months Ended                              $16,558,000          $1,343,000            N/M
       as a percentage of net revenues                      4.2%                0.5%

     Nine Months Ended                               $22,250,000         $10,147,000         119.3%
      as a percentage of net revenues                       3.2%                2.0%

Interest and other income, net, increased for the three and nine months ended December 31, 1997 compared to the same periods last year primarily due to higher interest income attributable to higher cash balances as compared to the prior year periods and the sale of the Company's 50% ownership interest in Creative Wonders LLC as discussed in Note 7 in December 1997. The sale resulted in a gain of $12,625,000.

INCOME TAXES

                                          December 31,        December 31,
                                              1997                1996           % change
                                         ----------------- ------------------- --------------
     Three Months Ended                       $28,921,000         $21,281,000          35.9%
       effective tax rate                           33.0%               35.5%

     Nine Months Ended                        $28,164,000         $21,058,000          33.7%
       effective tax rate                           33.0%               34.8%


The Company's effective tax rate for the three and nine months ended December 31, 1997 was lower than the comparable prior year periods as a result of the higher proportion of international income subject to a lower foreign effective tax rate as compared to prior comparable periods and the reinstatement of the federal research and development tax credit in fiscal 1998.

MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE

                                               December 31,        December 31,
                                                   1997                1996           % change
                                             ------------------ ------------------- --------------
     Three Months Ended                                $     -          $       -           0.0%
       as a percentage of net revenues                     N/A                 N/A

     Nine Months Ended                                 $28,000          $1,291,000        (97.8%)
      as a percentage of net revenues                     0.0%                0.3%


As discussed in Note 7, the Company acquired the remaining 35% minority ownership interest in EAV held by VEI in December 1997. Prior to the acquisition, EAV was sixty-five percent owned by the Company and thirty-five percent owned by VEI, (formerly Victor Musical Industries, Inc.) a wholly owned subsidiary of Victor Company of Japan, Limited. No minority interest in EAV was recorded for the losses generated in the three months ended December 31, 1997 as VEI's interest in the net equity of EAV prior to the acquisition had fallen below zero. Minority interest for the nine months ended December 31, 1997 reflects only a portion of reported losses for EAV as the net equity of EAV fell below zero in the first quarter of fiscal 1998.

NET INCOME

                                               December 31,        December 31,
                                                   1997                1996           % change
                                              ----------------- ------------------- --------------
     Three Months Ended                            $58,620,000         $38,703,000          51.5%
       as a percentage of net revenues                   15.0%               13.3%

     Nine Months Ended                             $57,210,000         $40,710,000          40.5%
      as a percentage of net revenues                     8.1%                7.9%


The increase in net income for the three months ended December 31, 1997, before the gain on sale of Creative Wonders, LLC and charge for acquired in-process technology discussed above, as compared to the prior year period was primarily related to higher revenues, gross profits, offset by higher operating expenses. Net income for the nine months ended December 31, 1997 increased due to the growth in revenues and gross margins offset by higher operating expenses. The impact of the gain on sale of Creative Wonders, LLC of $12,625,000, before income taxes, was offset by the charge for acquired in-process technology and merger costs of $10,792,000, before income taxes, incurred in the second quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company's working capital was $373,652,000 compared to $284,863,000 at March 31, 1997. Cash and short term investments increased by approximately $19,672,000 during the nine months ended December 31, 1997 as the Company used $1,039,000 of cash in operations and $25,358,000 in capital expenditures offset by proceeds from the Company's employee stock programs, proceeds from the sale of Creative Wonders, LLC and from sales of securities.

Reserves for bad debts and sales returns increased from $43,268,000 at March 31, 1997 to $68,935,000 at December 31, 1997. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

Inventory levels at December 31, 1997 increased compared to March 31, 1997 due mainly to increases of AL inventories in Europe to support the growth of the business related to the opening of multiple new distribution facilities in Europe to support the Company's direct distribution effort.

In connection with the Company's purchases of Sony products to be distributed in Japan, Sony of Japan requires cash deposits totaling one-third of purchase orders. Additionally, Nintendo of Japan requires cash deposits on all orders of N64 cartridge products in Japan. In lieu of letters of credit, EA Japan utilizes a line of credit to fund these deposits for purchases of Sony and Nintendo products in Japan and for other operating requirements. At December 31, 1997, EA Japan had approximately $3,800,000 outstanding on this line.

The Company's principal source of liquidity is $287,813,000 in cash and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements for the foreseeable future.

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

DEVELOPMENT. Product development schedules, particularly for new hardware platforms and high-end multimedia PCs are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. New CD-ROM product releases are frequently including more content and are more complex, time-consuming and costly to develop and, accordingly, cause additional development and scheduling risk. For example, Dungeon Keeper for PC CD, originally scheduled to ship in the quarter ended June 1996, shipped in the quarter ended June 1997. In addition Populous 3 for PC CD and PlayStation were scheduled for shipment in the fiscal year ended March 31, 1998 are now expected to ship in the fiscal year ending March 31, 1999. Also, SimCity 3000, the follow on product to SimCity 2000, was scheduled to ship in October 1997 at the time of the merger with Maxis. Due to additional development delays, it is anticipated that this product will ship during the first half of the fiscal year ending March 31, 1999. Additionally, development risks for CD-ROM products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. Manufacturing lead times during the year for CD-based products have been as brief as one to three weeks; cartridge products more typically have had a six to twelve week lead time for manufacture. The Company's revenues and earnings are dependent on its ability to meet its product release schedule and its failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations for any individual quarter and the fiscal year.

PLATFORM CHANGES. A large portion of the Company's revenues are derived from the sale of products designed to be played on proprietary video game platforms such as the PlayStation and the N64. The interdependent nature of the Company's business and that of its hardware licensors brings significant risks to the Company's business. The success of the Company's products is significantly affected by market acceptance of the new video game hardware systems and the life span of older hardware platforms, and the Company's ability to accurately predict these factors with respect to each platform. In many cases, the Company will have expended a large amount of development and marketing resources on products designed for new video game systems (such as the new 32-bit systems) that have not yet achieved large installed bases or will have continued product development for older hardware platforms that may have shorter life cycles than the Company expected. Conversely, if the Company does not choose to develop for a platform that achieves significant market acceptance, or discontinues development for a platform that has a longer life cycle than expected, the Company's revenue growth may be adversely affected. For example, the Company signed an agreement with Nintendo to develop and publish a line of EA SPORTS products for the N64 in March of 1997, nearly seven months after introduction of that platform in North America. Due to long development times associated with this platform, the Company will not ship more than two N64 products under this agreement in significant quantities during the fiscal year ending March 31, 1998.

The Company believes that investment in products for the 32-bit market, including both PCCD and CD-video game platforms (particularly the PlayStation) has been strategically important in positioning the Company for the now completed transition to 32-bit machines. The Company continues to believe that such investment is important and will continue its aggressive development activities for 32-bit platforms. Although the PlayStation has achieved significant market acceptance in all geographic territories, there can be no assurance that its growth will continue at the present rates, particularly with the introduction of the N64 by Nintendo. The market acceptance of the N64, particularly in North America and Europe, may adversely affect the growth rate of the 32-bit CD-platforms. While the Company has a broad range of products available and under development for the PlayStation and for PCCD, the Company will not ship more than two products for the N64 in any significant quantities until calendar year 1998, as noted above.

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

GROSS MARGINS. Gross margins as a percent of net revenues for the three and nine months ended December 31, 1997 decreased compared to the comparable prior year periods. The decrease was mainly due to increases in the mix of lower margin Affiliated Label revenues due to the expansion of distribution worldwide and releases of major titles by key affiliates, increased sales of N64 products and the lower proportion of revenues associated with sales of higher margin PC CD products to total revenues.

The mix in sales of the Company's products have a significant effect on gross margins as a percentage of net revenues. If the proportion of PC CD net revenues increase in relation to AL revenues, margins may increase. Conversely, if AL revenues as a proportion of total revenues increase, overall margins may continue to decrease. In addition, as the Company begins to ship N64 products in significant quantities, margins may decline due to the higher cost of goods associated with this cartridge-based platform. Further, gross margins continue to be affected by increases in professional and celebrity royalties. Also, while the costs of development of new products for 32- and 64-bit systems have increased, overall cost of goods are not declining. For products on platforms for which the Company is required to purchase its goods from the hardware companies, the Company is unable to achieve cost reductions through manufacturing efficiencies, and in addition have to pay manufacturing royalties to hardware companies. Additionally, higher distribution expenses for operations in Europe and North America continue to put pressure on margins and retailers also continue to require significant price protection for products. With an increasing number of titles available for advanced platforms, such requirements for price protection may increase. The Company also anticipates that retail and wholesale prices for interactive entertainment products may decrease and gross margins may be further adversely affected.

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

FOREIGN SALES AND CURRENCY FLUCTUATIONS. For the nine months ended December 31, 1997 and for the fiscal year ended March 31, 1997, international net revenues comprised 42% and 45% of total consolidated net revenues, respectively. The Company expects foreign sales to continue to account for a significant and growing portion of the Company's revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. As a result of current economic conditions in Asia, the Company is subject to additional foreign currency risk. Though the Company does not currently derive a significant portion of revenues and operating profits from sales in Asia and other developing countries, the Company's foreign currency exposure may increase as the Company's operations in these countries grow and if current economic trends in Asia continue. There can be no assurance that these or other factors will not have an adverse effect on the Company's future operating results.

INVESTMENTS IN AFFILIATES AND MARKETABLE SECURITIES. The Company has a number of equity investments in affiliates, including small developers, such as Firaxis; other publishers, such as Accolade, Inc. and Stormfront; and new ventures such as Mpath Interactive. Additionally, the Company has an equity investment in the 3DO Company. These companies are generally small and without significant financial resources. Financial difficulties for any of these companies could cause a reduction in the value of the Company's investment. For example, in fiscal 1996 the Company wrote off its investment in SportsLab in its entirety.

FLUCTUATIONS IN STOCK PRICE. Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. As a result of the factors discussed in this quarterly report and other factors that may arise in the future, the market price of the Company's Common Stock historically has been, and may continue to be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer, software, entertainment, media or electronics industries or the securities markets in general. For example, during the most recently completed fiscal year, the price per share of the Company's common stock ranged from $24.75 to $39.13 and in the first nine months of the current fiscal year ranged from $20.13 to $39.56.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits - The following exhibits are filed as part of this report:

                  10.39 Employment Agreement by and between the Registrant and
                      John Riccitiello dated August 29, 1997.
                  10.40 Lease Agreement by and between Registrant and John
                      Riccitiello dated August 29, 1997.

(b)               Reports on Form 8-K:  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ELECTRONIC ARTS INC.
                                   (Registrant)






                                   /s/E. STANTON MCKEE
                                   -------------------
DATED:                             E. STANTON MCKEE
February  13, 1998                 Executive Vice President and
                                   Chief Financial and Administrative Officer
                                   (Duly authorized officer)

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997


                                  EXHIBIT INDEX



EXHIBIT
NUMBER   EXHIBIT TITLE                                 PAGE
------   -------------                                 ----

10.39    Employment Agreement by and between           32
         the Registrant and John Riccitiello
         dated August 29, 1997.

10.40    Lease Agreement by and between                34
         Registrant and John Riccitiello
         dated August 29, 1997.

27       Financial Data Schedule                       44