Form 10-K
period 1998-03-31
ELECTRONIC ARTS INC
filed 1998-06-26
CIK 712515

                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                           FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
       1934 (FEE REQUIRED) For the Fiscal Year Ended March 31, 1998

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


               Registrant's telephone number, including area code: (650) 571-7171

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

The  aggregate  market  value  of the  Registrant's  common  stock,  $.01  par  value,  held by non-affiliates of the Registrant on June 2, 1998 was $2,038,644,894.

As of June 2, 1998, there were 60,368,296 shares of Registrant's  common stock, $.01 par value, outstanding.

                               Documents Incorporated by Reference

Portions of Registrant's definitive proxy statement (the "Proxy Statement") for its 1998 Annual
Meeting of Stockholders are incorporated by reference into Part III hereof.

This report  consists  of 58  sequentially  numbered  pages.  The  Exhibit  Index is located at sequentially numbered page 58.

                                                                                   Page 1 of 58

                              ELECTRONIC ARTS INC.
                          1998 FORM 10-K ANNUAL REPORT

                                Table of Contents
                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.       Business                                                         3

Item 2.       Properties                                                      15

Item 3.       Legal Proceedings                                               16

Item 4.       Submission of Matters to a Vote of Security Holders             16

Item 4A.      Executive Officers of the Registrant                            17

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related
              Stockholder Matters                                             20

Item 6.       Selected Financial Data                                         21

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   22

Item 8.       Financial Statements and Supplementary Data                     31

Item 9.       Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosures                            49

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant              50

Item 11.      Executive Compensation                                          50

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management                                                      50

Item 13.      Certain Relationships and Related Transactions                  50

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedule, and
              Reports on Form 8-K                                             51

Signatures                                                                    56

Exhibit Index                                                                 58

                                     PART I

This Annual Report on Form 10-K, including Item 1 ("Business") and Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") contains forward looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties discussed in "Factors Affecting Future Performance" below at pages 28 to 30. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to such risks and uncertainties.

Item 1:  BUSINESS

Overview

         Electronic Arts' predecessor was incorporated in California in 1982. In September 1991, Electronic Arts was reincorporated under the laws of Delaware. Unless otherwise indicated, the "Company" or "Electronic Arts," refers to Electronic Arts Inc., a Delaware corporation, its California predecessor and its wholly-owned and majority-owned subsidiaries. Electronic Arts' principal executive offices are located at 1450 Fashion Island Boulevard, San Mateo, California 94404. Its telephone number is (650) 571-7171.

         Electronic Arts creates, markets and distributes interactive entertainment software for a variety of hardware platforms. As of March 31, 1998, the Company marketed approximately 97 titles developed and/or published under one of its brand names in North America, including older titles marketed as "Classics" or "Publisher's Choice." Additionally, the Company distributes localized versions of these products in the rest of the world. The Company also distributed approximately 22 additional titles developed by other software publishers ("Affiliated Labels") in North America and over 1,000 Affiliated Label titles in the rest of the world. Since its inception, the Company has developed products for 37 different computer hardware platforms, including the following: IBM PC-CD and compatibles, 16-bit Sega Genesis video game system (the "Genesis"), 16-bit Super Nintendo Entertainment System (the "SNES"), Macintosh CD, 3DO Interactive Multiplayer, the PlayStation ("PlayStation"), the Sega Saturn ("Saturn") and the Nintendo 64 ("N64"). The Company's fiscal 1998 product releases were primarily for PC-CD and 32-bit video game platforms and to a lesser degree 16-bit and N64 cartridge products. As of March 31, 1998, the Company was developing products for four different hardware platforms.

         The Company's product development methods and organization are modeled on those used in the entertainment industry, and the Company markets its products with techniques borrowed from other entertainment companies such as record producers, magazine publishers and video distributors. Company employees called "producers", who are each responsible for the development of one or more products, oversee product development and direct teams comprised of both Electronic Arts employees and outside contractors. Electronic Arts' designers regularly work with celebrities and organizations in sports, entertainment and other areas to develop products that provide gaming experiences that are as realistic and interactive as possible. Celebrities and organizations with whom the Company has had contracts include: FIFA, NASCAR, John Madden, the National Basketball Association, the PGA TOUR, Tiger Woods, the National Hockey League and World Championship Wrestling Inc. The Company maintains development studios in California, Canada, United Kingdom, Florida, Texas, Japan, Washington and Maryland.

         The Company invests in the creation of state-of-the-art software tools and utilities that are then used in product development. These tools allow for more cost-effective product development and the ability to more efficiently convert products from one hardware platform to another. The Company has also made investments in facilities and equipment to facilitate the creation and editing of digital forms of video and audio recordings and product development efforts for new hardware platforms.

         Additionally, the Company produces film, videotape and audio recordings to include in its products. Two of the Company's subsidiaries, Electronic Arts Productions Inc. (d/b/a Crocodile Productions) and Electronic Arts Productions Ltd., have signed agreements with the Screen Actors Guild ("SAG") and American Federation of Television and Radio Artists ("AFTRA") in the United States and with British Actors Equity Association ("Equity") in the United Kingdom, respectively, giving the Company access to a wide range of talent for use in Company-produced film and video for inclusion in the Company's products.

         Electronic Arts distributes its products and those of its Affiliated Labels primarily by direct sales to retail chains and outlets in the United States and Europe. In Japan and the Asia Pacific region, the Company distributes products both directly to retailers and through third party distributors. The Company's products are available in over 57,000 retail locations worldwide. In fiscal 1998, approximately 43% of the Company's net revenues were generated by international operations, compared to 45% and 40% in fiscal 1997 and fiscal 1996, respectively.

Investments and Joint Ventures

         Acquisitions

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

         Electronic Arts Japan

         In December 1997, the Company acquired the remaining 35% ownership interest in Electronic Arts Victor, Inc. ("EAV") from Victor Entertainment Industries, Inc. ("VEI") for approximately $3,225,000 in cash. As a result of the acquisition, the joint venture has become a wholly-owned subsidiary of the Company and has been renamed Electronic Arts, K.K. ("EAJ"). See note 10 of the Notes to the Consolidated Financial Statements, included in Item 8 hereof.

         Tiburon Entertainment, Inc.

         On April 1, 1998, the Company acquired Tiburon Entertainment, Inc. ("Tiburon"), an entertainment software developer based in Florida. Prior to the acquisition, the Company had a minority investment interest in Tiburon.

         Joint Ventures

         EA Square

         In May 1998, the Company and Square Co., Ltd. ("Square"), a third-party video game console software publisher in Japan, completed the formation of two new joint ventures, one in North America and one in Japan. In North America, the companies formed Square Electronic Arts, LLC, which has exclusive publishing rights in North America for future interactive entertainment titles created by Square. Additionally, the Company has the exclusive right to distribute in North America products published by this joint venture. The Company owns a 30% minority interest in this joint venture while Square owns 70%.

         In Japan, the companies established Electronic Arts Square KK, which will localize and publish in Japan the Company's properties originally created in North America and Europe, as well as develop and publish original video games in Japan. The Company owns a 70% majority ownership interest, while Square owns 30%.

Investments

         The Company has made investments as part of its overall strategy and currently holds minority equity interests in several companies, including NovaLogic, Inc., Firaxis Software, Inc., Stormfront Studios, Mpath Interactive, Accolade, Inc. and The 3DO Company ("3DO"). See Factors Affecting Future Performance - Investment In Affiliates at page 30.

         Divestiture

         In December 1997, the Company completed the sale of its 50% ownership interest in Creative Wonders, LLC (formerly ABC/EA Home Software LLC), a joint venture company formed with the Walt Disney Company (formerly Capital Cities / ABC, Inc.). Prior to the sale, the Company distributed children's interactive titles published and sold by the joint venture into the retail channel. The investment was accounted for under the equity method prior to the sale. See note 10 of the Notes to the Consolidated Financial Statements, included in Item 8 hereof.

Market

         Historically, no hardware platform or system has achieved long-term dominance in the interactive entertainment market. This phenomenon has resulted in the Company developing products at one time or another for 37 different hardware platforms. Today, the competition in the market for hardware platforms has intensified. In fiscal 1998, the hardware market was characterized by the growth in the installed base of next generation systems, primarily the PlayStation and N64. In addition, the installed base of multimedia-enabled home computers, including those with internet accessibility, has continued to grow as PC prices have declined and the quality and choices of software have increased dramatically . The Company develops and publishes products for multiple platforms, and this diversification continues to be a cornerstone of the Company's strategy.

         The interactive software industry has recently undergone another significant change due in part to the introduction of new hardware platforms, as well as remote and electronic delivery systems. The new generation of systems are based on 32-bit and 64-bit microprocessors that incorporate dedicated graphics chipsets. Many of these systems utilize CD-ROM drives. The Company began development of 32-bit software products over six years ago by creating the original software development system for the first of these advanced products, the 3DO Interactive Multiplayer ("3DO"), which was introduced in calendar year 1993. Sega and Sony each began distribution of their next generation hardware systems (named the "Saturn" and "PlayStation," respectively) in Japan during the quarter ended December 1994. Sega began limited shipment of the Saturn in North America in May 1995 and Sony began shipping the PlayStation in North America in September 1995.

         In June 1996, Nintendo shipped the N64 in Japan and subsequently introduced the system in North America in September 1996. The N64 is a cartridge-based video game platform which uses a 64-bit microprocessor. Additionally, Nintendo is developing the N64DD, a disk drive add on to the N64.

         Sega is scheduled to launch Dreamcast(TM) in Japan in November 1998 and in North America in the fall of 1999. Sega is designing Dreamcast to combine features from the console and PC platforms.

         New  entrants  in  the   interactive   entertainment   and   multimedia
industries, such as cable television, telephone and diversified media and entertainment companies, and a proliferation of new technologies, such as on-line networks and the internet may increase the competition in the markets in which the Company competes. The Company's new product releases in its 1999 fiscal year will be primarily for the IBM PC-CD and compatibles, the PlayStation and the N64. The Company is also scheduled to release one or more on-line network gaming products during fiscal 1999. See Factors Affecting Future Performance - The Industry and Competition at page 28.

         The early investment in products for the 32-bit market, including both Compact Disk personal computer ("PC-CD") and CD-dedicated video game ("CD-video game") platforms, has been strategically important in positioning the Company for the current generation of 32-bit machines. The Company believes that such investment continues to be important and will continue aggressive development activities for 32-bit and 64-bit platforms. Although the PlayStation has achieved significant market acceptance in all geographical territories, there can be no assurance that its growth will continue at the present rates. The market acceptance of the N64, particularly in North America and Europe, may adversely affect the growth rate of the 32-bit CD-platforms. In addition, the Company's revenues and earnings are dependent on its ability to meet its product release schedule and its failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations for the fiscal year. See Factors Affecting Future Performance - Development and Platform Changes, respectively, at page 28.

Competition

         See Factors Affecting Future Performance - The Industry and Competition at page 28.

Relationships with Significant Hardware Platform Companies

         Sony

         In fiscal 1998, approximately 42% of the Company's net revenues were derived from sales of software for the PlayStation compared to 28% in fiscal 1997. PlayStation products were first released during the second quarter of fiscal 1996. During fiscal 1998, the Company released 25 PlayStation games compared to 14 in fiscal 1997. Among these releases were FIFA: Road to World Cup `98, NBA Live `98, Nascar `98, Madden NFL `98 and NHL `98. The volume of sales of PlayStation products significantly increased in fiscal 1998 due to the increase in the installed base of PlayStation consoles worldwide and the quality and timely release of the Company's key franchise titles. Although revenues from the sales of PlayStation products in fiscal 1999 are expected to continue to grow, the Company does not expect to maintain these growth rates. See Factors Affecting Future Performance
- Development at page 28.

         Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America in July 1994 (the "Sony Agreement"), as amended, the Company is authorized to develop and distribute CD-based software products compatible with the PlayStation. Pursuant to the Sony Agreement, the Company engages Sony to supply its PlayStation CDs for distribution by the Company. Accordingly, the Company has limited ability to control its supply of PlayStation CD products or the timing of their delivery. See Factors Affecting Future Performance - Hardware Companies at page 29.

     In connection with the Company's purchases of Sony products to be distributed in Japan, Sony of Japan requires cash deposits totaling one-third of the purchase orders. At March 31, 1998, EAJ had no outstanding deposits to Sony. EAJ utilizes a line of credit to fund these deposits and other operating needs. At March 31, 1998, EAJ had lines of credit of approximately $6,138,000 of which $4,604,000 was outstanding.

         Nintendo

         During fiscal 1998, the Company released two new titles for the N64, Madden 64 and FIFA: Road to World Cup 98. In fiscal 1998, approximately 6% of the Company's net revenues were derived from the sale of N64 products compared to 3% in 1997. In March 1997, the Company signed a licensing agreement with Nintendo (the "N64 Agreement") to develop, publish and market certain sports and other products for the N64. Sales of N64 products are expected to grow in fiscal 1999, but as revenues for these products increase, they may not grow at the current rate.

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

         As the 16-bit videogame market has made the transition to next generation 32-bit and 64-bit systems, the Company does not expect to release any new SNES titles in fiscal 1999 and revenues from the sale of SNES products in fiscal 1999 are not expected to be significant.

          In connection with the Company's purchases of N64 cartridges for distribution in North America, Nintendo requires the Company to provide irrevocable letters of credit prior to Nintendo's acceptance of purchase orders from the company for purchases of these cartridges. For purchases of N64 cartridges for distribution in Japan and Europe, Nintendo requires the Company to make cash deposits. Furthermore, Nintendo maintains a policy of not accepting returns of N64 cartridges. Because of these and other factors, the carrying of an inventory of cartridges entails significant capital and risk. See Factors Affecting Future Performance - Hardware Companies at page 29.

     Sega

         In the fiscal year ended March 31, 1998, approximately 2% of the Company's net revenue came from sales of Saturn products compared to 6% in fiscal 1997. During fiscal 1998, the Company released eight Saturn products compared with 12 in fiscal 1997. As the installed base of Saturn consoles has not achieved the growth rates of PlayStation consoles, the Company's revenues from sales of Saturn products have declined and are expected to decline significantly in future years. The Company plans no new releases of Saturn products in fiscal 1999.

         Additionally, as the 16-bit videogame market has made the transition to next generation 32-bit and 64-bit systems, the Company does not expect to release any new titles for the Genesis in fiscal 1999 and, accordingly, revenues from the sale of Genesis products in fiscal 1999 is not expected to be significant.


Products and Product Development

         In fiscal 1998, the Company generated approximately 70% of its revenues from products released during the year. See Factors Affecting Future Performance
- Products at page 28. As of March 31, 1998, the Company was actively marketing approximately 97 titles, comprising approximately 189 stock keeping units ("sku's"), that were published by the Company's development divisions and subsidiaries ("EA Studios"). During fiscal 1998, the Company introduced over 44 EA Studios titles, representing over 71 sku's, compared to 36 EA Studio titles, comprising over 68 sku's, in fiscal 1997.

         The products published by EA Studios are designed and created by its in-house designers and artists and by independent software developers ("independent artists"). The Company typically pays the independent artists royalties based on the sales of the specific products, as defined in the related independent artist agreements.

         For fiscal 1998, no title represented revenues greater than 10% of the total fiscal 1998 net revenues. For fiscal 1997, the Company had one title, Madden Football `97, published on five platforms, which represented approximately 10% of the total fiscal 1997 net revenues. For fiscal 1996, the Company had one title, FIFA Soccer '96, published on six platforms, which represented approximately 10% of the total fiscal 1996 net revenues.

         The Company publishes products in a number of categories such as sports, action and interactive movies, strategy, simulations, role playing and adventure, each of which is becoming increasingly competitive. The Company's sports-related products, marketed under the EA Sports brand name, accounted for a significant percentage of net revenues in fiscal years 1998 and 1997. There can be no assurance that the Company will be able to maintain its market share in the sports category. See Factors Affecting Future Performance -The Industry and Competition at page 28.

         The front line retail selling prices in North America of the Company's products, excluding older titles (marketed as "Classics" and "Publisher's
Choice"), typically range from $35.00 to $55.00. "Classics" and "Publisher's Choice" titles have retail selling prices that range from $10.00 to $15.00. The retail selling prices of EA titles outside of North America vary based on local market conditions.

         The Company currently develops or publishes products for four different hardware platforms and has from time to time developed and marketed products on 37 different and incompatible platforms in the past. In fiscal 1998, the Company product releases were predominantly for PC-CD, 32-bit video game platforms and to a lesser degree 16-bit and 64-bit video game systems. The Company's planned product introductions for fiscal 1999 are predominantly for the PC-CD, the PlayStation, the N64 as well as for online internet play in fiscal 1999. See Factors Affecting Future Performance - Development and Platform Changes, respectively, at page 28.

         As compact discs have emerged as the preferred medium for interactive entertainment, education, and information software, the Company continued its investment in the development of CD-ROM tools and technologies in fiscal 1998 and currently has more than 27 products in development for CD-video game platforms, including the PC-CD and PlayStation platforms. Although the
PlayStation has achieved significant market acceptance in all geographic territories, there can be no assurance that its growth will continue at the present rates. The market acceptance of the N64, particularly in North America and Europe, may adversely affect the growth rate of the 32-bit CD-platforms.
Most of the CD-video game products will be convertible for use on multiple advanced hardware systems. During the fiscal years 1998, 1997 and 1996, the Company had research and development expenditures of $146.2 million, $130.8 million, and $108.0 million, respectively. See Factors Affecting Future Performance - Development at page 28.


Marketing and Distribution

         The Company distributes both EA Studio products and products developed and published by other software publishers known as "Affiliated Labels."

         In most cases, Affiliated Label products are delivered to the Company as completed products. As of March 31, 1998, the Company distributed 22 Affiliated Label titles in North America and over 1,000 Affiliated Label titles in the rest of the world. No single Affiliated Label has accounted for more than 10% of the Company's net revenue in any of the last three fiscal years.

         In May 1998, the Company and Square Co., Ltd. formed a new joint venture in North America, creating Square Electronic Arts, LLC as discussed in note 15 in the Notes to the Consolidated Financial Statements, included in Item 8 hereof. In conjunction with the formation of this joint venture, the Company will have the exclusive right in North America to distribute products published by this joint venture.

         In February 1998, the Company announced that it entered into an international co-publishing agreement with Metro-Goldwyn-Mayer ("MGM") to be the exclusive distributor of MGM Interactive titles in all territories except North America.

         During fiscal 1997, the Company entered into a one year agreement with Twentieth Century Fox Home Entertainment outside of North America and multi-year agreements with Accolade, Inc. and DreamWorks Interactive in Europe and certain Asian territories.

         The Company generated approximately 90% of its North American net revenues from direct sales through a field sales organization of professionals and a group of telephone sales representatives. The remaining 10% of its North American sales were made through a limited number of specialized and regional distributors and rack jobbers in markets where the Company believes direct sales would not be economical. The Company had no customers accounting for more than 10% of total net revenues for the years ended March 31, 1998, 1997 and 1996.

         As discussed above, (See Market above) the video game and PC businesses have become increasingly "hits" driven, requiring significantly greater expenditures for marketing and advertising, particularly for television advertising. There can be no assurance that the Company will continue to produce "hit" titles, or that advertising for any product will increase sales sufficiently to recoup those advertising expenses.

         The Company has stock-balancing programs for its personal computer products that, under certain circumstances and up to a specified amount, allow for the exchange of personal computer products by resellers. The Company also typically provides for price protection for its personal computer and video game system products that, under certain conditions, allows the reseller a price reduction from the Company for unsold products. The Company maintains a policy of exchanging products or giving credits, but does not give cash refunds. Moreover, the risk of product returns may increase as new hardware platforms become more popular or market factors force the Company to make changes in its distribution system. The Company monitors and manages the volume of its sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. The Company believes that it provides adequate reserves for returns and price protection which are based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors, and that its current reserves will be sufficient to meet return and price protection requirements for current in-channel inventory. However, there can be no assurance that actual returns or price protection will not exceed the Company's reserves. See Factors Affecting Future Performance - Revenue and Expenses at page 29.

         The Company also has a fulfillment group that sells product directly to consumers through a toll-free number listed in advertising by the Company and its Affiliated Labels. This group is also responsible for targeted direct mail marketing and sells product upgrades, backups and accessories to registered customers.

         The distribution channels through which consumer software products are sold have been characterized by change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. The development of remote and electronic delivery systems will create further changes. The bankruptcy or other business difficulties of a distributor or retailer could render Electronic Arts' accounts receivable from such entity uncollectible, which could have an adverse effect on the operating results and financial condition of the Company. In the quarter ended September 1996, the Company recorded $3,331,000 in bad debt expenses related to uncollectible receivables from a customer who filed for bankruptcy. In addition, an increasing number of companies are competing for access to these channels. Electronic Arts' arrangements with its distributors and retailers may be terminated by either party at any time without cause. Distributors and retailers often carry products that compete with those of the Company. Retailers of Electronic Arts' products typically have a limited amount of shelf space and promotional resources for which there is intense competition. There can be no assurance that distributors and retailers will continue to purchase Electronic Arts' products or provide Electronic Arts' products with adequate levels of shelf space and promotional support.

International Operations

         The Company has wholly owned subsidiaries throughout the world, including offices in the United Kingdom, France, Spain, Germany, Australia, Canada, South Africa, Singapore, Sweden, Puerto Rico, Japan, Malaysia, Brazil and Holland. The amounts of net revenues, operating profit and identifiable assets attributable to each of the Company's geographic regions for each of the last three fiscal years are set forth in Note 14 of the Notes to the Consolidated Financial Statements included in Item 8 hereof. International net revenues increased by 30% to $389,429,000, or 43% of consolidated fiscal 1998 net revenues, compared to $300,412,000, or 45% of the fiscal 1997 total. The increase in international revenues was due to higher worldwide sales of PlayStation products and increased sales of PC-CD, N64 and AL products in Europe and Asia Pacific. This was partially offset by a decrease in 32-bit product sales in Japan, international 16-bit video game cartridge revenues and licensing of EA products. In fiscal 1998, the Company continued its strategy to expand into emerging world markets by opening offices in Austria, Switzerland, Brazil and Portugal.

         Though international revenues are expected to grow in fiscal 1999, international revenues may not grow at as high a rate as in prior years.

Manufacturing

         In fiscal 1998 and prior years, a portion of the Company's personal computer CD-ROM products were manufactured in Puerto Rico. The Company intends to phase out its Puerto Rico operations and will contract out with third parties to produce the Company's CD-ROM products.

         In many instances, the Company is able to acquire materials on a volume-discount basis. The Company has multiple potential sources of supply for most materials. Except with respect to its PlayStation and N64 products, the Company also has alternate sources for the manufacture and assembly of most of its products. To date, the Company has not experienced any material difficulties or delays in production of its software and related documentation and packaging. However, a shortage of components or other factors beyond the control of the Company could impair the Company's ability to manufacture, or have manufactured, its products. See Factors Affecting Future Performance - Hardware Companies at page 29.

Backlog

         The Company normally ships product within a few days after receipt of an order. However, a backlog may occur for EA Studio and Affiliated Label products that have been announced for release but not yet shipped. The Company does not consider backlog to be an indicator of future performance.

Seasonality

         The Company's business is highly seasonal. The Company typically experiences its highest revenues and profits in the calendar year-end holiday season and a seasonal low in revenues and profits in the quarter ending in June.

Employees

         As of March 31, 1998, the Company employed approximately 2,100 people, of whom over 1,100 were outside the United States. The Company believes that its ability to attract and retain qualified employees is an important factor in its growth and development and that its future success will depend, in large measure, on its ability to continue to attract and retain qualified employees. To date, the Company has been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct its business successfully. See Factors Affecting Future Performance - Employees at page 29.

ITEM 2:  PROPERTIES

         The Company's principal administrative, sales and marketing, research and development, and support facility is located in four modern buildings in San Mateo, California, 15 miles south of San Francisco. The Company presently occupies approximately 196,000 sq. ft. in these buildings, under leases that expire at various times between August 1998 and April 1999.

         In February 1995, the Company entered into a master operating lease for land and buildings to be constructed in Redwood City, California. The facility is to be used as a corporate headquarters for EA. The above mentioned rental space EA currently occupies in San Mateo, California is expected to be vacated upon the completion of the new corporate headquarters. The square footage of the new facilities is expected to be approximately 350,000. The Company expects completion of these facilities in fiscal 1999.

         The Company's North American distribution is supported by a 54,000 sq. ft. leased facility used as an office and warehouse in Hayward, California, and an 84,000 sq. ft. warehouse facility in Louisville, Kentucky. The Company also occupies sales offices in the metropolitan areas of Toronto, Chicago, Dallas and New York. The Company also has a manufacturing facility in San Juan, Puerto Rico.

         In addition to the Company's San Mateo development studio, the Company's North American research and development activities are supported by a 106,000 sq. ft. development facility in Burnaby, British Columbia, Canada and a 33,000 sq. ft. facility in Seattle, Washington. The Company also owns a 180,000 sq. ft. development facility in Austin, Texas and leases a 42,400 sq. ft. development facility in Walnut Creek, California. The Company is constructing a new facility to include administrative, sales and development functions in Burnaby, British Columbia, Canada. The square footage of the new facility is expected to be approximately 206,000. The Company expects completion of this facility in fiscal 1999.

         The Company's United Kingdom subsidiary occupies administrative, sales and distribution facilities in Langley, England, under a lease for a total of 44,000 sq. ft. and a 22,000 sq. ft. development facility in Surrey, England. In Europe, the Company also leases two administrative, sales and distribution facilities in Germany, as well as sales and distribution facilities in: Madrid, Spain; Lyon, France; Johannesberg, South Africa; Neudorf, Austria and Zurich, Switzerland. Additionally, the Company has sales offices throughout Europe.

         In Asia and the South Pacific, the Company maintains a 5,500 sq. ft. sales and distribution facility in Brisbane, Australia. The Company also has sales and distribution facilities in Singapore, Malaysia, Thailand, Taiwan and New Zealand, and representative offices in Beijing, Hong Kong and Shanghai, China. The Company also maintains a

27,000 sq. ft. sales and development office in Tokyo, Japan. See Notes 3 and 8 of the Notes to the Consolidated Financial Statements included in Item 8 hereof.


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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended March 31, 1998.

ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, who are chosen by and serve at the discretion of the Board of Directors, are as follows:

          Name                      Age                Position
          ----                      ---                --------

 Lawrence F. Probst III             48            Chairman and Chief
                                                    Executive Officer
 Don A. Mattrick                    34            President, Worldwide Studios
 John S. Riccitiello                38            President and Chief
                                                    Operating Officer
 William Bingham Gordon             48            Executive Vice President and
                                                    Chief Creative Officer
 Mark S. Lewis                      48            Executive Vice President,
                                                    Worldwide Publishing
 E. Stanton McKee, Jr.              53            Executive Vice President and
                                                    Chief Financial and
                                                    Administrative Officer
 Nancy L. Smith                     45            Executive Vice President and
                                                    General Manager, North
                                                    American Publishing
 Ruth A. Kennedy                    43            Senior Vice President,
                                                    General Counsel and
                                                    Secretary
 David L. Carbone                   47            Vice President, Finance


         Mr. Probst has been a director of the Company since January 1991 and currently serves as Chairman and Chief Executive Officer. He was elected as Chairman in July 1994. Mr. Probst has previously served as President of Electronic Arts; as Senior Vice President of EA Distribution, the Company's distribution division, from January 1987 to January 1991; and from September 1984, when he joined the Company, until December 1986, served as Vice President of Sales. Mr. Probst holds a B.S. degree from the University of Delaware.

         Mr. Mattrick has served as President of Worldwide Studios since September 1997. Prior to this, he served as Executive Vice President, North American Studios, since October 1996. From July 1991 to October 1996, he served as Senior Vice President, North American Studios, Vice President of Electronic Arts and Executive Vice President/General Manager for EA Canada. Mr. Mattrick was founder and former chairman of Distinctive Software Inc. from 1982 until it was acquired by the Company in 1991.

         Mr. Riccitiello has served as President and Chief Operating Officer since October 1997. Prior to joining the Company, Mr. Riccitiello served as President and Chief Executive Officer of the worldwide bakery division at Sara Lee Corporation. Before joining Sara Lee, he served as President and CEO of Wilson Sporting Goods Co. and has also held executive management positions at Haagen-Dazs, PepsiCo, Inc. and The Clorox Company. Mr. Riccitiello holds a degree in Economics and Marketing from the University of California, Berkeley.

         Mr. Gordon has served as Executive Vice President and Chief Creative Officer since March 1998. Prior to this, he served as Executive Vice President, Marketing since October 1995. From August 1993 to October 1995, he served as Executive Vice President of EA Studios and as Senior Vice President of Entertainment Production since February 1992. He also served as Senior Vice President of Marketing, as General Manager of EA Studios, as Vice President of Marketing, as Director of Advertising and as Vice President of the Company's former entertainment division while employed by the Company. Mr. Gordon holds a B.A. degree from Yale University and an M.B.A. degree from Stanford University.

         Mr. Lewis has served as Executive Vice President, Worldwide Publishing since June 1998. Prior to this, he served as Executive Vice President, International since October 1996 and as Senior Vice President, International from July 1993 to October 1996. From August 1991 to July 1993, he served as President of Electronic Arts, Ltd., a wholly owned subsidiary of the Company which serves the European market from its base in Langley, England. He has also served as Managing Director of Electronic Arts, Ltd., Director of European Publishing, and as a Producer and Manager of Product Support and Acquisitions during his tenure with the Company. He has been employed by the Company since 1984. Mr. Lewis is a graduate of Yale University.

         Mr. McKee joined the Company in March 1989 and is currently Executive Vice President and Chief Financial and Administrative Officer. Prior to October 1996, he served as Senior Vice President and Chief Financial and Administrative Officer. Mr. McKee holds B.A. and M.B.A. degrees from Stanford University and is also a Certified Public Accountant.


         Ms. Smith has served as Executive Vice President and General Manager, North American Publishing since March 1998. Prior to this, she served as Executive Vice President, North American Sales since October 1996. She previously held the position of Senior Vice President of North American Sales and Distribution from July 1993 to October 1996 and as Vice President of Sales from 1988 to 1993. Ms. Smith has also served as Western Regional Sales Manager and National Sales Manager since she joined the Company in 1984. Ms. Smith holds a B.S. degree in management and organizational behavior from the University of San Francisco.

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

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the National Market under the symbol "ERTS". The following table sets forth the quarterly high and low closing sales prices of the Company's Common Stock from April 1, 1996 through March 31, 1998. Such prices represent prices between dealers and does not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                 Closing Sales Prices
                                                 --------------------
                                             High                       Low
                                             ----                       ---

Fiscal Year Ended March 31, 1997:

First Quarter                              $34.50                    $25.25
Second Quarter                              39.13                     24.75
Third Quarter                               37.63                     27.88
Fourth Quarter                              36.13                     26.25

Fiscal Year Ended March 31, 1998:

First Quarter                              $35.38                    $20.13
Second Quarter                              37.50                     30.75
Third Quarter                               39.56                     29.94
Fourth Quarter                              46.94                     34.94

There were approximately 2,000 holders of record of the Company's Common Stock as of June 2, 1998. The Company believes that a significant number of beneficial owners of its Common Stock hold their shares in street names.

         Dividend Policy

         The Company has not paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

ELECTRONIC ARTS AND SUBSIDIARIES
SELECTED FIVE-YEAR FINANCIAL DATA
Years Ended March 31 (In thousands, except per share data)

INCOME STATEMENT DATA                                       1998        1997        1996         1995        1994
------------------------------------------------------    ---------   ---------   ---------    ---------   ---------
Net revenues                                              $ 908,852   $ 673,028   $ 587,299    $ 531,493   $ 441,621
Cost of goods sold                                          480,766     328,943     291,491      277,543     232,973
                                                          ---------   ---------   ---------    ---------   ---------
Gross profit                                                428,086     344,085     295,808      253,950     208,648

Operating expenses:
   Marketing and sales                                      128,308     102,072      85,771       70,764      52,254
   General and administrative                                57,838      48,489      37,711       33,492      26,992
   Research and development                                 146,199     130,755     108,043       79,910      65,869
   Charge for acquired in-process technology                  1,500        --         2,232         --          --
   Merger costs                                              10,792        --          --           --          --
                                                          ---------   ---------   ---------    ---------   ---------
Total operating expenses                                    344,637     281,316     233,757      184,166     145,115
                                                          ---------   ---------   ---------    ---------   ---------

Operating income                                             83,449      62,769      62,051       69,784      63,533
Interest and other income, net                               24,811      13,279       7,514       13,476       3,896
                                                          ---------   ---------   ---------    ---------   ---------
Income before provision for income taxes
   and minority interest                                    108,260      76,048      69,565       83,260      67,429
Provision for income taxes                                   35,726      26,003      22,584       26,859      20,471
                                                          ---------   ---------   ---------    ---------   ---------
Income before minority interest                              72,534      50,045      46,981       56,401      46,958
Minority interest in consolidated joint venture                  28       1,282        (304)       2,620         (94)
                                                          ---------   ---------   ---------    ---------   ---------
Income from continuing operations                            72,562      51,327      46,677       59,021      46,864

Discontinued operations:
   Loss from discontinued operations (net of income tax
   benefit of $251 in fiscal 1994)                             --          --          --           --          (376)
   Gain on disposal of discontinued operations (net of
   income tax expense of $173 in fiscal 1995)                  --          --          --            303        --
                                                          ---------   ---------   ---------    ---------   ---------

Net income                                                 $ 72,562    $ 51,327    $ 46,677     $ 59,324    $ 46,488
                                                          ---------   ---------   ---------    ---------   ---------

Per share amounts:
   Income from continuing operations:
     Basic                                                 $   1.23    $   0.89    $   0.84     $   1.13    $   0.91
     Diluted                                               $   1.19    $   0.86    $   0.80     $   1.06    $   0.85
   Net income:
     Basic                                                 $   1.23    $   0.89    $   0.84     $   1.13    $   0.91
     Diluted                                               $   1.19    $   0.86    $   0.80     $   1.07    $   0.84
   Number of shares used in computation:
     Basic                                                   58,867      57,544      55,685       52,446      51,223
     Diluted                                                 60,958      59,557      58,190       55,546      55,427

-------------------------------------------------------   ---------   ---------   ---------    ---------   ---------
BALANCE SHEET DATA AT FISCAL YEAR END
-------------------------------------------------------   ---------   ---------   ---------    ---------   ---------
Cash and short-term investments                            $374,560    $268,141    $190,873     $182,776    $135,250
Marketable securities                                         3,721       5,548      37,869       10,725      11,931
Working capital                                             408,098     284,863     247,001      180,714     144,428
Long-term investments                                        24,200      34,478      30,319       14,200        --
Total assets                                                745,681     584,041     489,496      359,866     287,723
Total liabilities                                           181,713     136,237     108,668      107,894     102,450
Minority interest                                              --            28       1,277        1,148       3,485
Redeemable preferred stock                                     --          --          --         11,363      10,849
Total stockholders' equity                                  563,968     447,776     379,551      239,461     170,939

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward looking statements regarding Electronic Arts' ("the Company" or "EA") future performance that involve certain risks and uncertainties including those discussed in "Factors Affecting Future Performance" at pages 28 to 30 of this Annual Report on Form 10-K. Actual events or the actual future results of the Company may differ materially from any forward looking statements due to such risks and uncertainties.

RESULTS OF OPERATIONS

Comparison of Fiscal 1998 to 1997

                        1998              1997          % change
-------------------------------------------------------------------
Net revenues       $908,852,000     $673,028,000      35.0
-------------------------------------------------------------------

The Company derives revenues primarily from shipments of entertainment software, which includes EA Studio Compact Disk ("CD") products for dedicated entertainment systems ("CD-video games"), EA Studio CD personal computer products ("PC-CD"), EA Studio cartridge products and Affiliated Label ("AL") products that are published by third parties and distributed by EA. The Company also derives revenues from licensing of EA Studio products and AL products to hardware companies ("OEMs") and online subscription revenues.

Total net revenues increased compared to the prior year due to increased sales of PlayStation ("PlayStation") products, increased worldwide distribution of AL products, sales of Nintendo 64-bit ("N64") video game cartridge products and sales of PC-CD products. This increase was partially offset by a decrease in sales of 16-bit video game cartridges and License/OEM revenues.

Net revenues from 32-bit CD-video game products, primarily for the PlayStation, were $397,806,000 in fiscal 1998, representing 44% of the total net revenues compared to $225,875,000, or 34% of total net revenues in fiscal 1997. The increase in sales of 32-bit video game products was attributable to the greater installed base of PlayStation game consoles and related releases of key titles for this platform during the year offset by a decline in revenues from sales of products for the Sega Saturn(R) ("Saturn").

Sales of PlayStation products in fiscal 1998 increased to $380,299,000, or 42% of total net revenue, compared to $187,531,000, or 28% of total net revenue in fiscal 1997. The Company released 25 new PlayStation titles in fiscal 1998 compared to 14 in fiscal 1997. The Company expects revenues from PlayStation products to continue to grow in fiscal 1999, but as revenues for these products increase, the Company does not expect to maintain these growth rates.

Net revenues derived for other 32-bit products, primarily for Saturn, were $17,507,000 in fiscal 1998 compared to $38,344,000 in fiscal 1997. As the installed base of Saturn consoles has not achieved the growth rates of PlayStation game consoles, the Company's revenues from sales of Saturn products have declined and are expected to decline significantly in future years. The Company released eight new Saturn titles in fiscal 1998 compared to 12 in fiscal 1997. The Company does not expect to release any new Saturn titles in fiscal 1999.

Net revenues from shipments of AL products in fiscal 1998 increased to $185,865,000, or 20% of total revenue, compared to $96,696,000, or 14% of total revenue in fiscal 1997. This increase was due to higher sales of AL products in North America, Europe and Asia Pacific. This increase was attributable to the product releases under a new worldwide exclusive distribution agreement with Dreamworks Interactive, including The Lost World: Jurassic Park and due to continued distribution of products from Accolade, Inc. for which the Company began distribution in the fourth quarter of fiscal 1997. AL revenues also increased related to sales of products under exclusive distribution agreements with Twentieth Century Fox Home Entertainment outside North America. The Company expects revenues from AL products to continue to grow in fiscal 1999, but as revenues for these products increase, the Company does not expect to maintain these growth rates.

Net revenues derived from N64 video game cartridge products were $56,677,000, or 6% of total net revenues, compared to $17,804,000 in fiscal 1997. The Company released two titles in fiscal 1998 compared to one title in fiscal 1997. In March 1997, the Company signed a licensing agreement with Nintendo to develop, publish and market certain sports products for the N64. Sales of N64 products are expected to grow in fiscal 1999, but as revenues for these products increase, they may not grow at the current rate.

Net revenues from PC-CD products increased to $231,034,000 in fiscal 1998, representing 25% of total net revenues, from $216,338,000, or 32% of total net revenues in fiscal 1997. The Company released 30 PC-CD titles in fiscal 1998 compared to 32 PC-CD titles in fiscal 1997. The increase in sales of PC-CD products was attributable to the worldwide growth in the PC market and the expansion of the Company's direct distribution worldwide. PC-CD sales growth for fiscal 1998 was partially offset by a decline in titles published by Maxis. Maxis' PC-CD revenues for fiscal 1998 decreased by $17,010,000 or 45% compared to fiscal 1997.

Net revenues generated by 16-bit video game cartridge-based products were $17,314,000, or 2% of total revenues in fiscal 1998, compared to $89,160,000, or 13% of net revenues in fiscal 1997. As the 16-bit video game market has made the transition to next generation 32-bit and 64-bit systems, the

Company does not expect to release any new titles in fiscal 1999 and revenues from the sales of 16-bit products in fiscal 1999 is not expected to be significant.

Licensing of EA Studio products generated $15,431,000 in fiscal 1998, compared to $26,749,000 in fiscal 1997. The decrease was primarily the result of a decrease in the revenues generated by the licensing of EA products in Europe and Maxis products in Europe and Japan.

North America net revenues increased by 39% to $519,423,000 in fiscal 1998 as compared to $372,616,000 in fiscal 1997. The increase was mainly attributable to strong growth in PlayStation and N64 systems as well as AL product revenues partially offset by the decline in 16-bit cartridge and Saturn product sales. Net revenues from PlayStation and N64 products increased $172,496,000 while sales of 16-bit cartridge and Saturn products decreased $62,671,000 in comparison to the prior year. North America AL sales increased $34,355,000, compared to the prior year.

International net revenues increased by 30% to $389,429,000, or 43% of consolidated fiscal 1998 net revenues, compared to $300,412,000, or 45% of the fiscal 1997 total. The increase in international revenues was due to higher worldwide sales of PlayStation products and increased sales of PC-CD, N64 and AL products in Europe and Asia Pacific. This was partially offset by a decrease in 32-bit product sales in Japan, international 16-bit video game cartridge revenues and licensing of EA products.


=================================================================
                           1998            1997       % change
-----------------------------------------------------------------
Cost of goods sold       $480,766,000   $328,943,000        46.2
As a percentage of
net revenues                    52.9%          48.9%
-----------------------------------------------------------------

Cost of goods sold as a percentage of revenues in fiscal 1998 reflects increased product costs associated with increased sales of lower margin affiliated label and N64 titles, a decrease in higher margin PC-CD sales as a proportion of total net revenues and higher professional and celebrity royalties on CD-video game and PC-CD titles as well as higher manufacturing royalties on CD-video game titles.


================================================================

Operating                                                 %
Expenses                   1998            1997         change
----------------------------------------------------------------
Marketing and
sales                   $128,308,000    $102,072,000     25.7
As a percentage
of    net revenues             14.1%           15.2%
----------------------------------------------------------------
General and
administrative           $57,838,000     $48,489,000     19.3
As a percentage
of    net revenues              6.4%            7.2%
----------------------------------------------------------------
Research and
development             $146,199,000    $130,755,000     11.8
As a percentage
of    net revenues             16.1%           19.4%
--------------------------------------------------------------

The increase in marketing and sales expenses was primarily attributable to increased television and print advertising to support new releases and increased cooperative advertising associated with higher revenues as compared to the prior year. Increases in marketing and sales expenses were also due to additional headcount related to the continued expansion of the Company's worldwide distribution business.

The increase in general and administrative expenses was primarily due to an increase in payroll and occupancy costs due to the opening of additional international offices and additional depreciation related to the installation of new management information systems worldwide. This increase was partially offset by lower spending in Japan.

Increases in marketing and sales as well as general and administrative expenses were partially offset by savings attributable to the integration of Maxis, Inc. ("Maxis") in the second quarter of fiscal 1998.

Increases in research and development expenses were due to additional headcount related expenses in North America and Europe attributable to increased in-house development capacity, higher development costs per title and additional depreciation of computer equipment.

The Company released a total of 71 new products in fiscal 1998 compared to 68 in fiscal 1997. Total CD-based new products released for fiscal 1998 were 63 compared to 58 in fiscal 1997.

==============================================================

Other Operating                                         %
Expenses                      1998         1997      change
--------------------------------------------------------------
Charge for acquired
in-process technology        $1,500,000         $ -       N/M
As a percentage of
net revenues                       0.2%         N/A
--------------------------------------------------------------
Merger costs                $10,792,000         $ -       N/M
As a percentage of
net revenues                       1.2%         N/A
--------------------------------------------------------------

In connection with the acquisition of the remaining 35% minority ownership interest in Electronic Arts Victor, Inc. ("EAV") in December 1997, the Company incurred a charge of $1,500,000 for acquired in-process technology. This charge was made after the Company concluded that the in-process technology had no alternative future use after taking into consideration the potential for usage of the software in different products and resale of the software.

On July 25, 1997, the Company completed a merger with Maxis. In conjunction with the merger, the Company recorded costs of $10,792,000 which included direct transaction fees and costs associated with integrating the operations of the two companies.

===============================================================
                                                          %
                            1998           1997        change
---------------------------------------------------------------
Operating Income           $83,449,000   $62,769,000      32.9
As a percentage
of    net revenues                9.2%          9.3%
---------------------------------------------------------------

Operating income increased due to higher net revenues and related gross profit partially offset by increased operating expenses including the charge for acquired in-process technology as well as merger costs related to the acquisition of Maxis.

==============================================================
                                                          %
                            1998           1997        change
--------------------------------------------------------------
Interest and other
income, net                $24,811,000   $13,279,000     86.8
As a percentage
of    net revenues                2.7%          2.0%
--------------------------------------------------------------

The increase in other income is primarily due to higher interest income attributable to higher cash balances as compared to last year and the sale of the Company's 50% ownership interest in Creative Wonders, LLC in December 1997. The sale of Creative Wonders resulted in a gain of $12,625,000. This increase was partially offset by lower gains on sales of marketable securities in the amount of $4,098,000 compared to $8,393,000 in the prior year.


===============================================================
                         1998           1997        % change

---------------------------------------------------------------
Income taxes            $35,726,000    $26,003,000        37.4
Effective tax rate            33.0%          34.2%
---------------------------------------------------------------

The Company's effective tax rate was lower for the year as a result of a higher proportion of international income subject to a lower foreign tax rate as compared to the prior year and the reinstatement of the federal research and development tax credit for the full fiscal year 1998.


================================================================
                               1998       1997       % change

----------------------------------------------------------------
Minority interest in
consolidated joint venture     $28,000   $1,282,000      (97.8)
As a percentage of net
revenues                          0.0%         0.2%
----------------------------------------------------------------

As discussed above, the Company acquired the remaining minority ownership interest in EAV in December 1997. Prior to the acquisition, EAV was sixty-five percent owned by the Company and thirty-five percent owned by Victor Entertainment Industries, Inc. ("VEI"). Minority interest for the year reflects only a portion of reported losses for EAV as the net equity of EAV fell below zero in the first quarter of fiscal 1998.

==============================================================
                         1998           1997       % change

--------------------------------------------------------------
Net income              $72,562,000   $51,327,000        41.4
As a percentage of
net revenues                   8.0%          7.6%
--------------------------------------------------------------

The increase in net income was due to the growth in revenues and gross margins offset by higher operating expenses. The impact of the gain on sale of Creative Wonders, LLC was offset by the charge for acquired in-process technology and merger costs.

RESULTS OF OPERATIONS

Comparison of Fiscal 1997 to 1996

                        1997            1996        % change
---------------------------------------------------------------
Net revenues       $673,028,000    $587,299,000       14.6
---------------------------------------------------------------

Total net revenues increased compared to the prior year due to an increase in net revenues derived from a higher volume of CD-based products (CD-video games and PC-CD), Affiliated Label products and a 64-bit video game cartridge product. This was partially offset by a decrease in sales of 16-bit video game cartridges.

Net revenues from 32-bit CD-video game products, including the PlayStation and Saturn, were $225,875,000 in fiscal 1997, representing 34% of the total net revenues compared to $78,003,000, or 13% of total net revenues in fiscal 1996. The increase in sales of PlayStation and Saturn products was attributable to the greater installed base of these 32-bit CD-video game consoles and more titles published for these consoles by the Company.

Sales of PlayStation products in fiscal 1997 increased to $187,531,000, or 28% of total revenue, compared to $51,971,000, or 9% of total revenue in fiscal 1996. The Company released 14 new PlayStation titles in both fiscal 1997 and fiscal 1996.

Net revenues derived from the sales of other 32-bit products were $38,344,000, primarily from Saturn products in fiscal 1997, compared to $26,032,000, which included both 3DO Interactive Multiplayer(R) ("3DO") and Saturn products in fiscal 1996. The Company released 12 new Saturn titles in fiscal 1997 compared to eight 3DO titles and five Saturn titles in fiscal 1996. The Company produced no new games for 3DO in fiscal 1997.

Net revenues from PC-CD products increased to $216,338,000 in fiscal 1997, representing 32% of total net revenues, from $183,976,000, or 31% of total net revenues in fiscal 1996. The Company released 32 PC-CD titles in fiscal 1997 compared to 45 titles in fiscal 1996. Included in these totals were Maxis' releases of five titles in fiscal 1997, and 23 in fiscal 1996. The increase in sales of PC-CD products was attributable to the growth in the PC market worldwide, growth in the sports category and the expansion of the Company's direct distribution worldwide. The increase in fiscal 1997 was partially offset by a decrease in sales for Maxis due to the late releases for the holiday buying season as well as a delay in the release of the follow-on product to SimCity 2000(TM).

Net revenues generated by 16-bit video game cartridge-based products were $89,160,000, or 13% of total revenues in fiscal 1997, compared to $202,599,000, or 35% of net revenues in fiscal 1996. Sales of 16-bit video game hardware and related software have significantly declined due to the transition to next generation 32-bit and 64-bit video game consoles. During fiscal 1997, the Company released fewer titles for the 16-bit platforms as compared to fiscal 1996.

Sales of EA Studio Sega(R) Genesis(TM) ("Genesis") cartridge products in fiscal 1997 declined to $62,005,000, or 9% of total revenue, compared to $138,643,000, or 24% of total revenue in fiscal 1996. The Company released six new Genesis titles in fiscal 1997, compared to 10 in fiscal 1996.

Net revenues derived from cartridge products for the Super Nintendo Entertainment System(R) ("Super NES(R)") were $27,155,000, or 4% of total revenue, in fiscal 1997 compared to $63,956,000, or 11% of total revenue in fiscal 1996. The Company released three new titles for the Super NES in fiscal 1997 compared to five in fiscal 1996.

Licensing of EA Studio products generated $26,749,000 in fiscal 1997, compared to $32,221,000 in fiscal 1996. The decrease primarily resulted from lower volume of distribution of the Company's products through OEMs in North America and Japan and Maxis products in Europe.

Net revenues derived from sales of N64 video game cartridge products were $17,804,000 in fiscal 1997. The Company released its first N64 title during the fourth quarter of fiscal 1997.

Net revenues from shipments of AL products in fiscal 1997 increased to $96,696,000 from $81,649,000 in fiscal 1996. The increase was due to higher sales of AL products in Europe and Asia Pacific related to an exclusive international distribution agreement with Twentieth Century Fox Home Entertainment and other affiliates. This was partially offset by a decrease in AL net revenues in North America and Japan. The decrease in North America was attributable to lower volume of revenue from two exclusive distribution arrangements for certain PC entertainment and 3DO products to key accounts on behalf of other third party publishers which began in fiscal 1996 and the loss of a significant affiliate at the end of the second quarter of fiscal 1997. The decrease in Japan was due to lower volume of sales from existing affiliates.

The Company's revenues from floppy disk products, hand-held cartridge products and products from the Sega 32X platform decreased to $406,000 in fiscal 1997 from $8,851,000 in fiscal 1996. Results reflect the now completed market shift away from these products to CD-based products. The Company produced no new games for these platforms in fiscal 1997.

North American net revenues increased by 5% to $372,616,000 in fiscal 1997 as compared to $354,630,000 in fiscal 1996. The increase was mainly attributable to strong growth in 32-bit CD-video game and PC-CD systems partially offset by the decline in 16-bit sales. Net revenues from sales of CD-video game and PC-CD products increased $102,074,000 while sales of 16-bit cartridge products decreased $83,917,000 in comparison to the prior year.

International net revenues increased by 29% to $300,412,000, or 45% of consolidated 1997 net revenues, compared to $232,669,000, or 40% of the 1996 total. The increase in international revenues was due to higher worldwide sales of 32-bit CD-video game products and increased sales of PC-CD and AL products in Europe and Asia Pacific. This was partially offset by a decrease in 16-bit video game cartridge products.

=================================================================
                           1997            1996         % change
-----------------------------------------------------------------
Cost of goods sold       $328,943,000   $291,491,000        12.8
As a percentage of
   net revenues                 48.9%          49.6%
-----------------------------------------------------------------

Cost of goods sold as a percentage of revenues in fiscal 1997 reflects lower product costs associated with CD-based products offset by higher professional, celebrity and manufacturing royalties, higher distribution and manufacturing expenses for the operations in Europe and North America and growth in the lower margin distribution business.

=================================================================
                                                            %
Operating Expenses            1997           1996        change
-----------------------------------------------------------------
Marketing and sales As     $102,072,000    $85,771,000      19.0
a percentage of
   net revenues                   15.2%          14.6%
-----------------------------------------------------------------
General and
   Administrative           $48,489,000    $37,711,000      28.6
As a percentage of
   net revenues                    7.2%           6.4%
-----------------------------------------------------------------
Research and
   Development             $130,755,000   $108,043,000      21.0
As a percentage of
   net revenues                   19.4%          18.4%
-----------------------------------------------------------------

The increase in marketing and sales expense was due to higher television advertising expenses and higher co-operative advertising expenses associated with higher revenues. Additionally, marketing and sales expenses, along with general and administrative expenses, increased due to additional headcount and higher facility expenses related to the opening of new sales offices in international markets. Increases in general and administrative expenses were also due to implementation related costs for new management information systems in North America and Europe. The increase in research and development expenses was primarily due to higher average development costs for CD-based products than for cartridge products and higher depreciation expense. The Company released a total of 68 new products in fiscal 1997 compared to 89 in fiscal 1996. Total CD-based new products released for fiscal 1997 were 58 compared to 72 in fiscal 1996.

==============================================================
Other Operating             1997        1996       % change
Expenses
--------------------------------------------------------------
Charge for acquired              $-    $2,232,000         N/M
in-process technology
As a percentage
   of net revenues              N/A          0.4%
--------------------------------------------------------------

In March 1996, Maxis acquired for cash Cinematronics LLC, an independent developer of entertainment software based in Austin, Texas. In connection with this acquisition, the Company incurred a charge of $2,232,000 for acquired in-process technology. This charge was made after the Company concluded that the in-process technology had no alternative future use after taking into consideration the potential for usage of the software in different products and resale of the software.

==============================================================
                          1997          1996       % change
--------------------------------------------------------------
Operating income        $62,769,000   $62,051,000         1.2
As a percentage
   of net revenues             9.3%         10.6%
--------------------------------------------------------------

The increase in operating income was primarily due to higher net revenues and increased gross profit margins, partially offset by higher operating expenses.

==============================================================
                          1997          1996       % change
--------------------------------------------------------------
Interest and other
income, net             $13,279,000    $7,514,000        76.7
As a percentage
   of net revenues             2.0%          1.3%
--------------------------------------------------------------

The increase in other income was due to gains on sales of marketable securities and higher interest income related to higher average cash balances. The fiscal 1996 balance also included write-offs of certain investments in affiliates.

==============================================================
                          1997          1996       % change
--------------------------------------------------------------
Income taxes            $26,003,000   $22,584,000        15.1
Effective tax rate            34.2%         32.5%
--------------------------------------------------------------

The effective tax rate for fiscal 1997 increased over the prior year primarily as a result of reported losses in Japan for which no tax benefit could be currently realized.

==============================================================
                                                         %
                              1997         1996       change
--------------------------------------------------------------
Minority interest in
   consolidated joint
   venture                  $1,282,000   $(304,000)      N/M
As a percentage
   of net revenues                0.2%       (0.1%)
--------------------------------------------------------------

The fiscal 1997 minority interest represents VEI's pro rata share of EAV's net loss for that period. Conversely, minority interest for fiscal 1996 represents VEI's pro rata share of net income from EAV's operations.

==============================================================
                          1997          1996       % change
--------------------------------------------------------------
Net income              $51,327,000   $46,677,000        10.0
As a percentage
   of net revenues             7.6%          7.9%
--------------------------------------------------------------

The increase in net income was due to higher revenue and gross profit margins higher other income partially offset by higher operating expenses.

================================================================================

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 1998, the Company's working capital was $408,098,000 compared to $284,863,000 at March 31, 1997. Cash and short-term investments increased by approximately $106,419,000 in fiscal 1998. The Company generated $78,993,000 of cash from operations in fiscal 1998. In addition, $37,748,000 was provided through the sale of equity securities under the Company's employee stock plans.

   Reserves for bad debts and sales returns increased from $43,268,000 at March 31, 1997 to $51,575,000 at March 31, 1998. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

   During fiscal 1998 the Company invested approximately $45,000,000, primarily in computer hardware and software purchases required to support the Company's development efforts, management information systems and expenditures related to new facilities in Europe and Canada.

   In connection with the Company's purchases of Sony products to be distributed in Japan, Sony of Japan requires cash deposits totaling one-third of purchase orders. Additionally, Nintendo of Japan requires cash deposits on all orders of N64 cartridge products. Electronic Arts, K.K. ("EAJ") utilizes lines of credit to fund these deposits for purchases of Sony and Nintendo products and for other operating requirements. At March 31, 1998, EAJ had lines of credit of approximately $6,138,000 of which $4,604,000 was outstanding.

   The Company's principal source of liquidity is $374,560,000 in cash and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements for the next twelve months and the foreseeable future.

================================================================================
YEAR 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is complex and pervasive as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with which the Company deals on financial transactions worldwide. Failures of the Company's and/or third parties' computer systems could have a material adverse impact on the Company's ability to conduct business. For example, a significant percentage of purchase orders received from the Company's customers are computer generated and electronically transmitted. A failure of the computer systems of the Company's customers to be Year 2000 compliant could significantly impact the orders received by the Company from such customer.

The Company's financial information systems include an Oracle system in the United States and Europe, which the Company believes to be Year 2000 compliant. The Company is analyzing its remaining computer systems to identify any potential Year 2000 issues and will take appropriate corrective action based on the results of such analysis. Management has not yet determined the cost related to achieving Year 2000 compliance.

In addition, the Year 2000 could affect the ability of consumers to use the PC based products sold by the Company. If the computer systems on which the consumers use the Company's products are not Year 2000 compliant, such noncompliance could affect the consumers ability to use such products.

================================================================================

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

Products. Interactive entertainment software products typically have life spans of only 3 to 12 months. In addition, the packaged goods market is crowded with a large number of titles competing for limited retail shelf space. The Company's future success will depend in large part on its ability to develop and introduce new competitive products on a timely basis and, in the packaged goods market, to get those products distributed widely at retail. To compete successfully, new products must adapt to new hardware platforms and emerging industry standards, provide additional content and functionality and be successfully distributed in numerous changing worldwide markets. If the Company were unable, due to resource constraints or technological or other reasons, to successfully develop and distribute such products in a timely manner, this inability would have a material adverse effect on its operating results and financial condition.

Development. Product development schedules, particularly for new hardware platforms and high-end multimedia PCs are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. CD-ROM products frequently include more content and are more complex, time-consuming and costly to develop and, accordingly, cause additional development and scheduling risk than earlier generation products. For example, Dungeon Keeper, originally scheduled to ship in the quarter ended June 1996, shipped during the summer of 1997. In addition Populous 3 for PC-CD and PlayStation were scheduled for shipment in the fiscal year ended March 31, 1998 and are now expected to ship in the fiscal year ending March 31, 1999. Also, SimCity 3000, the follow on product to SimCity 2000, was expected to ship in fiscal 1998, at the time of the merger with Maxis. Due to additional development delays, it is anticipated that this product will ship during the first half of the fiscal year ending March 31, 1999. Additionally, development risks for CD-ROM products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. The Company's revenues and earnings are dependent on its ability to meet its product release schedule. Its failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations for any individual quarter and the fiscal year.

Platform Changes. A large portion of the Company's revenues are derived from the sale of products designed to be played on proprietary video game platforms such as the PlayStation and the N64. The interdependent nature of the Company's business and that of its hardware licensors brings significant risks to the Company's business. The success of the Company's products is significantly affected by market acceptance of the new video game hardware systems and the life span of older hardware platforms, and the Company's ability to accurately predict these factors with respect to each platform. In many cases, the Company will have expended a large amount of development and marketing resources on products designed for new video game systems (such as the new 32-bit and 64-bit systems) that have not yet achieved large installed bases or will have continued product development for older hardware platforms that may have shorter life cycles than the Company expected. Conversely, if the Company does not choose to develop for a platform that achieves significant market acceptance, or discontinues development for a platform that has a longer life cycle than expected, the Company's revenue growth may be adversely affected. For example, the Company has only released three products for the N64 through March 1998 since the introduction of this platform in September 1996. Additionally, the Company is developing a line of EA SPORTS and other N64 products for release in fiscal 1999.

The Company believes that investment in products for the 32-bit market, including both PC-CD and CD-video game platforms (particularly the PlayStation) was strategically important in positioning the Company for the now completed transition to 32-bit machines. The Company continues to believe that such investment is important and will continue its aggressive development activities for 32-bit platforms. Although the PlayStation has achieved significant market acceptance in all geographic territories, there can be no assurance that its growth will continue at the present rates. The market acceptance of the N64, particularly in North

America and Europe, may adversely affect the growth rate of the 32-bit CD-platforms.

Multiplayer Online Gaming. While the Company does not currently derive significant revenues from online games, the Company believes that multiplayer online gaming will become a more significant factor in the Company's business and in the interactive gaming business generally in the future. Online gaming, and particularly multiplayer online gaming such as the Company's Ultima Online product, has at least four general areas of risk not currently associated with most packaged good sales. First, the speed and reliability of the internet and the performance of the players' internet service provider are not controlled by the Company but impact game performance. Second, in "massively multiplayer" games such as Ultima Online, unanticipated player conduct significantly affects the performance of the game, and social issues raised by players' conduct frequently determine player satisfaction. The Company's ability to effectively proctor such games is uncertain. Third, the current business model is as yet experimental and maybe unsustainable; whether revenues will continue to be sufficient to maintain the significant support, service and product enhancement demands of online users is uncertain. The Company has little experience in pricing strategies for online games or in predicting usage patterns of its customers. Finally, the legal standards that may apply to online products are uncertain; the Company has recently been sued in a class action lawsuit alleging defects in Ultima Online, regulation of the internet and the content it carries is regularly proposed by various legislators, and piracy of online games is difficult to prosecute under existing intellectual property laws. The viability of this segment, generally, and the Company's ability to compete in the segment will depend significantly on these and other factors outside the Company's control.

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

Revenue and Expenses. A substantial majority of the revenue of the Company in any quarter typically results from orders received and products introduced in that quarter. The Company's expenses are based, in part, on development of products to be released in the future. Certain overhead and product development expenses do not vary directly in relation to revenues. This trend is increasing as the Company increases the proportion of products developed internally. As a result, the Company's quarterly results of operations are difficult to predict, and small delays in product deliveries may cause quarterly revenues, operating results and net income to fall significantly below anticipated levels. The Company typically receives orders shortly before shipments, making backlog an unreliable indicator of quarterly results. A shortfall in shipments at the end of any particular quarter may cause the results of that quarter to fall significantly short of anticipated levels.

Gross Margins. Gross margins for the Company's products as a whole decreased over the last year. The Company expects that margins may be consistent with or decline from fiscal 1998 levels for several reasons. First, the mix in sales of the Company's products has a significant effect on gross margins. If the proportion of AL revenues continues to increase in relation to other revenues, margins may continue to decline. Similarly, as the Company releases more N64 products, which carry significantly lower margins due to high cost of goods, overall gross margins may continue to decline. Further, gross margins continue to be affected by increases in professional and celebrity license fees and royalties. Also, while the costs of development of new products for 32-bit and 64-bit systems have increased, overall costs of goods are not declining significantly. For products on platforms for which the Company is required to purchase its goods from the hardware companies, the Company is unable to achieve cost reductions through manufacturing efficiencies, and in addition, pays manufacturing royalties to hardware companies. Additionally, retailers continue to require significant price protection for products. With an increasing number of titles available for advanced platforms, such requirements for price protection may increase. The Company also anticipates that retail and wholesale prices for interactive entertainment products may decrease and gross margins may be further adversely affected.

Marketing and Distribution. Both the video game and PC businesses have become increasingly "hits" driven. Additional marketing and advertising funds are required to drive and support "hit" products, particularly expenditures for television advertising. There can be no assurance that the Company will continue to produce "hit" titles, or that advertising for any product will increase sales sufficiently to recoup those advertising expenses.

Employees. Competition for employees in the interactive software business continues to be intense. Large software and media companies frequently offer significantly larger cash compensation than does the Company, placing pressure on the

 Company's base salary and cash bonus compensation. Small start-up companies such as those proliferating in the online business areas offer significant potential equity gains which are difficult for more mature companies like the Company to match without significant stockholder dilution. While executive turnover has decreased in fiscal 1998 as compared to prior years, many key executives continue to experience intense recruiting pressure. There can be no assurance that the Company will be able to continue to attract and retain enough qualified employees in the future.

Foreign Sales and Currency Fluctuations. For the 1998 fiscal year, international net revenues comprised 43% of total consolidated net revenues. The Company expects foreign sales to continue to account for a significant and growing portion of the Company's revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. As a result of current economic conditions in Asia, the Company is subject to additional foreign currency risk. Though the Company does not currently derive a significant portion of revenues and operating profits from sales in Asia and other developing countries, the Company's foreign currency exposure may increase as the Company's operations in these countries grow and if current economic trends in Asia continue. There can be no assurance that these or other factors will not have an adverse effect on the Company's future operating results.

Investments in Affiliates. The Company has a number of equity investments in affiliates, including small developers, such as Firaxis; other publishers, such as Accolade, Inc. and NovaLogic, Inc.; and new ventures such as Mpath Interactive. Additionally, the Company has an equity investment in The 3DO Company. These companies are generally small and may not have significant financial resources. Financial difficulties for any of these companies could cause a reduction in the value of the Company's investment.

Fluctuations in Stock Price. Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. As a result of the factors discussed in this annual report and other factors that may arise in the future, the market price of the Company's common stock historically has been, and may continue to be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer, software, entertainment, media or electronics industries or the securities markets in general. For example, during the fiscal years 1998 and 1997 the price per share of the Company's common stock ranged from $20.13 to $46.94 and from $24.75 to $39.13, respectively.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages 31 through 48.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Electronic Arts Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Maxis, Inc., a company acquired by Electronic Arts Inc. in a business combination accounted for as a pooling of interests as described in Note 10 to the consolidated financial statements, which statements reflect total assets constituting 12 percent as of March 31, 1997, and total revenues constituting 7 percent and 9 percent for the years ended March 31, 1997 and 1996, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Maxis, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.


Mountain View, California                        KPMG Peat Marwick LLP
May 1, 1998

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
As of March 31,                                                                          1998              1997
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and short-term investments                                                         $374,560       $268,141
   Marketable securities                                                                      3,721          5,548
   Receivables, less allowances of $51,575 and $43,268, respectively                        139,374        103,244
   Inventories                                                                               19,626         17,873
   Prepaid royalties                                                                         20,470         10,311
   Deferred income taxes                                                                     17,792          5,259
   Other current assets                                                                      14,268         10,724
                                                                                     ------------------------------

     Total current assets                                                                   589,811        421,100


Property and equipment, net                                                                 105,095         89,762
Prepaid royalties                                                                             2,289          9,351
Long-term investments                                                                        24,200         34,478
Investment in affiliates                                                                     20,541         25,657
Other assets                                                                                  3,745          3,693
                                                                                     ------------------------------
                                                                                           $745,681       $584,041
                                                                                     ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                         $56,233        $43,450
   Accrued liabilities                                                                      125,480         92,787
                                                                                     ------------------------------

     Total current liabilities                                                              181,713        136,237


Minority interest in consolidated joint venture                                                   -             28


Stockholders' equity:
   Preferred stock, $0.01 par value.  Authorized 1,000,000 shares                                 -              -
   Common stock, $0.01 par value.  Authorized 104,000,000 shares;
        issued and outstanding 60,159,601 and 58,263,058, respectively                          602            583
   Paid-in capital                                                                          234,294        188,547
   Retained earnings                                                                        330,540        257,978
   Unrealized appreciation of investments                                                     1,730          2,593
   Translation adjustment                                                                   (3,198)        (1,925)
                                                                                     ------------------------------

     Total stockholders' equity                                                             563,968        447,776
                                                                                     ------------------------------
                                                                                           $745,681       $584,041
                                                                                     ==============================

See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
                                                                                     Years Ended March 31,
                                                                                  1998             1997            1996
------------------------------------------------------------------------------------------------------------------------
Net revenues                                                                  $908,852         $673,028        $587,299
Cost of goods sold                                                             480,766          328,943         291,491
                                                                      --------------------------------------------------

   Gross profit                                                                428,086          344,085         295,808


Operating expenses:
   Marketing and sales                                                         128,308          102,072          85,771
   General and administrative                                                   57,838           48,489          37,711
   Research and development                                                    146,199          130,755         108,043
   Charge for acquired in-process technology                                     1,500                -           2,232
   Merger costs                                                                 10,792                -               -
                                                                      --------------------------------------------------
     Total operating expenses                                                  344,637          281,316         233,757
                                                                      --------------------------------------------------

     Operating income                                                           83,449           62,769          62,051
Interest and other income, net                                                  24,811           13,279           7,514
                                                                      --------------------------------------------------

   Income before provision for income taxes and minority interest              108,260           76,048          69,565
Provision for income taxes                                                      35,726           26,003          22,584
                                                                      --------------------------------------------------

   Income before minority interest                                              72,534           50,045          46,981
Minority interest in consolidated joint venture                                     28            1,282           (304)
                                                                      --------------------------------------------------

     Net income                                                                $72,562          $51,327         $46,677
                                                                      ==================================================

Net income per share:
   Basic                                                                         $1.23            $0.89           $0.84
   Diluted                                                                       $1.19            $0.86           $0.80
Number of shares used in computation:
   Basic                                                                        58,867           57,544          55,685
   Diluted                                                                      60,958           59,557          58,190

See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



Years Ended March 31, 1998, 1997 and 1996

(In thousands)

                                              Common Stock                            Unrealized
                                            ------------------  Paid-In    Retained  Appreciation   Translation
                                             Shares    Amount   Capital    Earnings  of Investments  Adjustment    Total
---------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1995                   53,227      $532   $78,482    $162,539       $(1,206)      $(886)     $239,461

Conversion of Maxis preferred stock into
   common stock                                 763         8    11,441                                              11,449
Issuance of Maxis common stock in initial
   public offering, net of issuance costs       893         9    35,499                                              35,508
Proceeds from sales of shares through
   employee stock plans and other plans       1,864        17    22,055                                              22,072
Tax benefit related to stock options                             10,067                                              10,067
Adjustment effect of immaterial pooling                     1       103       (177)                                    (73)
Adjustment for change in Manley &
   Associates fiscal year end                                               (2,301)                                 (2,301)
Repayment of notes receivable                                       146                                                 146
Amortization of deferred compensation                               351                                                 351
Unrealized gain on investments, net                                                         17,472                   17,472
Accretion of Maxis preferred stock                                             (87)                                    (87)
Translation adjustment                                                                                  (1,191)     (1,191)
Net income                                                                   46,677                                  46,677
                                            --------------------------------------------------------------------------------

Balances at March 31, 1996                   56,747       567   158,144     206,651         16,266      (2,077)     379,551

Proceeds from sales of shares through
   employee stock plans and other plans       1,516        16    20,985                                              21,001
Tax benefit related to stock options                              9,210                                               9,210
Repayment of notes receivable                                       101                                                 101
Amortization of deferred compensation                               107                                                 107
Unrealized loss on investments, net                                                       (13,673)                 (13,673)
Translation adjustment                                                                                     152          152
Net income                                                                   51,327                                  51,327
                                            --------------------------------------------------------------------------------

Balances at March 31, 1997                   58,263       583   188,547     257,978          2,593     (1,925)      447,776

Proceeds from sales of shares through
   employee stock plans and other plans       1,897        19    37,729                                              37,748
Tax benefit related to stock options                              7,931                                               7,931
Repayment of notes receivable                                        87                                                  87
Unrealized loss on investments, net                                                          (863)                    (863)
Translation adjustment                                                                                 (1,273)      (1,273)
Net income                                                                   72,562                                  72,562
                                            --------------------------------------------------------------------------------
Balances at March 31, 1998                   60,160      $602  $234,294    $330,540         $1,730    $(3,198)     $563,968
                                            ================================================================================

See accompanying notes to consolidated financial statements.


ELECTRONIC ARTS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                        Years Ended March 31,
(In thousands)                                                                      1998              1997            1996
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:                                                            $72,562         $  51,327       $  46,677
Net income
Adjustments   to  reconcile  net  income  to  net  cash  provided
  by  operating activities:
   Minority interest in consolidated joint venture                                  (28)           (1,282)             304
   Equity in net loss of affiliates                                                1,162             1,566           1,746
   Gain on sale of affiliate                                                    (12,625)                 -               -
   Depreciation and amortization                                                  26,907            22,986          16,850
   Loss (gain) on sale of fixed assets                                             1,813               164         (2,044)
   Loss on disposition of assets related to merger                                 5,607                 -               -
   Gain on sale of marketable securities                                         (4,098)           (8,393)         (4,879)
   Provision for doubtful accounts                                                 4,302             4,840           3,010
   Charge for acquired in-process technology                                       1,500                 -           2,232
   Adjustment for change in fiscal year end for pooled subsidiaries                    -                 -         (2,301)
   Change in:
     Receivables                                                                (40,432)          (28,018)        (22,914)
     Inventories                                                                 (1,753)           (1,626)         (2,198)
     Prepaid royalties                                                           (3,097)             5,887        (10,598)
     Other assets                                                                (2,563)             2,255         (4,948)
     Accounts payable                                                             12,783             4,824           2,961
     Accrued liabilities                                                          29,217            24,307         (8,386)
     Deferred income taxes                                                      (12,264)             1,165           1,269
                                                                          -------------------------------------------------
       Net cash provided by operating activities                                  78,993            80,002          16,781
                                                                          -------------------------------------------------

INVESTING ACTIVITIES:
   Proceeds from sale of furniture and equipment                                      25               171           4,221
   Proceeds from sales of marketable securities                                    7,276            21,152           5,273
   Purchase of marketable securities                                             (2,762)                 -               -
   Capital expenditures                                                         (45,238)          (39,124)        (59,184)
   Acquisition of minority interest in EA Japan                                  (3,225)                 -               -
   Investment in affiliates, net                                                  16,579          (11,271)         (6,387)
   Purchase of held-to-maturity securities                                       (1,008)          (23,627)        (34,989)
   Proceeds from maturity of securities                                           13,047            20,598           5,183
   Change in short-term investments, net                                        (34,504)          (62,132)        (14,711)
   Acquisition of subsidiaries                                                         -                 -         (2,842)
   Other                                                                             291                 -            (73)
                                                                          -------------------------------------------------
       Net cash used in investing activities                                    (49,519)          (94,233)       (103,509)
                                                                          -------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from sales of shares through employee stock plans and other plans        37,748            21,001          22,072
Issuance of Maxis common stock in initial public offering, net of issuance             -                 -          35,508
costs
Repayment of notes receivable                                                         87               101             146
Tax benefit from exercise of stock options                                         7,931             9,210          10,067
                                                                          -------------------------------------------------
       Net cash provided by financing activities                                  45,766            30,312          67,793
                                                                          -------------------------------------------------

Translation adjustment                                                           (1,273)               152         (1,191)
Minority interest on translation adjustment                                            -                33           (175)
                                                                          -------------------------------------------------
Increase (decrease) in cash and cash equivalents                                  73,967            16,266        (20,301)
Beginning cash and cash equivalents                                              141,996           125,730         146,031
                                                                          -------------------------------------------------
Ending cash and cash equivalents                                                 215,963           141,996         125,730
Short-term investments                                                           158,597           126,145          65,143
                                                                          -------------------------------------------------
Ending cash and short-term investments                                          $374,560         $ 268,141       $ 190,873
                                                                          =================================================

Supplemental cash flow information:
   Cash paid during the year for income taxes                                   $ 32,888         $  15,323       $  14,802
                                                                          =================================================
Non-cash investing activities:
   Change in unrealized appreciation of investments                             $(1,411)         $(19,562)       $  24,952
   Conversion of Maxis preferred stock to common stock                                 -                 -          11,449
                                                                          =================================================

See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1998, 1997 and 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
The accompanying consolidated financial statements include the accounts of Electronic Arts Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company follows:

(a)  Fiscal Year
The Company's fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to March 31 in each year. The results of operations for fiscal 1998 and 1997 contain 52 weeks and fiscal 1996 contains 53 weeks. Since the results of an additional week are not material, and for clarity of presentation, all fiscal periods are treated as ending on a calendar month.

(b)  Revenue Recognition
Product Sales: Revenue is recognized when the product is shipped. Subject to certain limitations, the Company permits customers to obtain exchanges within certain specified periods and provides price protection on certain unsold merchandise. Revenue is recognized net of allowances for returns and price protection.

Software Licenses: For those agreements which provide the customers the right to produce multiple copies in exchange for guaranteed minimum royalty amounts, revenue is recognized at delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned.

Revenue from the licensing of software was $15,431,000, $26,749,000, and $32,221,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

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

The Company accounts for investments under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("SFAS 115"). The Company's policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. Management determines the appropriate classification of its debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities classified as held-to-maturity are carried at amortized cost, which is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Debt securities not classified as held-to-maturity are classified as available for sale and are stated at fair value which approximates cost. Securities sold is based on the specific identification method.

(d)  Prepaid Royalties
Prepaid royalties consist primarily of prepayments for manufacturing royalties, original equipment manufacturer (OEM) fees and license fees paid to celebrities and professional sports organizations for use of their trade name. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual royalty rate as cost of goods sold based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly and charges to income any amounts that management deems unlikely to be realized through product sales. Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year.

(e)  Software Development Costs
Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86 provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or development costs that have alternative future uses. Under the Company's current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. The software development costs that have been capitalized to date have been insignificant.

(f)  Inventories
Inventories are stated at the lower of cost or market. Inventories at March 31, 1998 and 1997 consisted of:

==============================================================
                                         1998        1997
--------------------------------------------------------------
                                          (in thousands)
Raw materials and work in process        $ 2,392      $ 4,714
Finished goods                            17,234       13,159
--------------------------------------------------------------
                                         $19,626      $17,873
--------------------------------------------------------------

(g)  Outside Production Costs
The Company defers the outside production costs of the film content of its products. Such costs are expensed as cost of goods sold based on actual net product sales. Film costs deferred as of March 31, 1998 and 1997 were $757,000 and $926,000, respectively.

(h) Advertising costs
The Company generally expenses advertising costs as incurred, except for production costs associated with media campaigns which are deferred and charged to expense at the first run of the ad. Cooperative advertising with distributors and retailers is accrued when revenue is recognized. Cooperative advertising credits are reimbursed when qualifying claims are submitted. For the fiscal years ended March 31, 1998, 1997 and 1996, advertising expenses totaled approximately $55,090,000, $36,159,000 and $31,160,000, respectively.

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

(j)  Intangible Assets
Intangible assets net of amortization at March 31, 1998 and 1997 of $2,148,000, and $1,115,000, respectively, are included in other current and noncurrent assets and include goodwill, costs of obtaining product technology and noncompete covenants which are amortized using the straight line method over the lesser of their estimated useful lives or the agreement terms, typically no more than seven years. Amortization expense for fiscal years ended March 31, 1998, 1997 and 1996 was $692,000, $654,000, and $740,000, respectively.

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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Included in interest and other income in the statements of income are foreign currency transaction gains (losses) of ($517,000), ($1,024,000), and $433,000, for the fiscal years ended March 31, 1998, 1997 and
1996, respectively.

(m)   Net Income Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The following summarizes the computation of Basic EPS and Diluted EPS (in thousands except for per share amounts):

==============================================================
                                 Years Ended March 31,
                                 1998        1997        1996
--------------------------------------------------------------
Net income                    $72,562     $51,327     $46,677
--------------------------------------------------------------

Shares:
Weighted average
   common shares               58,867      57,544      55,685
Common equivalent shares
   attributable to Maxis
   redeemable preferred
   stock (if-converted
   method)                          -           -         127
Dilutive stock options          2,091       2,013       2,378
--------------------------------------------------------------
Dilutive potential
   common shares               60,958      59,557      58,190
--------------------------------------------------------------

Earnings Per Share:

  Basic                         $1.23       $0.89       $0.84
  Diluted                       $1.19       $0.86       $0.80

The number of anti-dilutive shares excluded from the diluted EPS computation was 137,000, 623,000 and 1,081,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

(n)  Employee Benefits
The Company has a 401(k) Plan covering substantially all of its U.S. employees. The 401(k) Plan permits the Company to make discretionary contributions to employees' accounts based on the Company's financial performance. The Company contributed $902,000, $925,000 and $600,000 to the Plan in fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

(o)  Stock-based Compensation
The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

(p)  Impact of Recently Issued Accounting Standards
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS 130 requires classification of items of other comprehensive income in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. The Company will adopt SFAS 130 in its 1999 fiscal year.

In June 1997, FASB also issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information", which establishes standards pertaining to disclosures about products and services, geographic areas, and major customers in its annual and interim financial statements. SFAS 131 also requires that public companies report certain financial and descriptive information about its reportable operating segments. The Company will adopt SFAS 131 in its 1999 fiscal year.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants recently issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition" effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 supersedes SOP 91-1 and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company will adopt SOP 97-2 effective April 1, 1998 and expects adoption will not have a material effect on the Company's historical revenue recognition practices.

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

(r)  Reclassifications
Certain amounts have been reclassified to conform to fiscal 1998 presentation.


 (2)  FINANCIAL INSTRUMENTS

(a)   Cash and Investments

==============================================================
                                            March 31,
                                        1998          1997
--------------------------------------------------------------
                                          (in thousands)
Cash and equivalents:
   Cash                                  $88,241       $68,851
   Municipal securities                   16,272        31,940
   Money market funds                    111,450        35,105
   Money market preferreds                     -         6,100
--------------------------------------------------------------
   Cash and equivalents                  215,963       141,996
--------------------------------------------------------------
Short-term investments:
   Available-for-sale
     Commercial paper                     15,452        17,315
     Municipal securities                 24,601         9,163
     Money market preferreds             101,438        80,509
   Held-to-maturity
     Municipal securities                 17,106        19,158
--------------------------------------------------------------
   Short-term investments                158,597       126,145
--------------------------------------------------------------
Cash and short-term investments         $374,560      $268,141
--------------------------------------------------------------

--------------------------------------------------------------
Long-term investments:
   US Treasury securities                $24,200       $24,200
   Municipal securities                        -        10,278
--------------------------------------------------------------
   Long-term investments                 $24,200       $34,478
--------------------------------------------------------------

Long-term investments include commercial notes with maturities of five to eight years secured by U.S. Treasury Notes which enable the Company to take advantage of certain tax incentives in its Puerto Rico operation. Long-term investments are treated as held-to-maturity for financial reporting purposes. Other long-term investments have maturities of two years or less.

The fair value of held-to-maturity securities at March 31, 1998 was $41,326,000 which included gross unrealized gains of $27,000 and gross unrealized losses of $7,000. The fair value of held-to-maturity securities at March 31, 1997 was $53,842,000 which included gross unrealized gains of $206,000.

(b)  Marketable Securities

Marketable securities are comprised of equity securities. The Company has accounted for investments in equity securities as "available-for-sale" and has stated applicable investments at fair value, with net unrealized appreciation reported as a separate component of stockholders' equity. Marketable securities had an aggregate cost of $1,143,000 and $1,559,000 at March 31, 1998 and 1997, respectively. At March 31, 1998, marketable securities included gross unrealized gains of $2,771,000 and gross unrealized losses of $193,000. At March 31, 1997 marketable securities included gross unrealized gains of $4,174,000 and gross unrealized losses of $185,000.

For the fiscal years ended March 31, 1998 and 1997, the fair value of marketable securities sold was $7,276,000 and $21,152,000, respectively. The gross realized gains from these sales totaled $4,098,000 and $8,393,000 for fiscal 1998 and 1997, respectively. The gain on sale of investments is based on the specific identification method.

(c) Foreign Currency Forward Exchange Contracts

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency market exposures of underlying assets, liabilities and other obligations, primarily certain intercompany receivables that are denominated in foreign currencies . The Company does not use forward exchange contracts for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying transactions. Gains and losses on currency forward contracts that are designated and effective as hedges of firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. The Company transacts business in various foreign currencies, including European currencies. At March 31, 1998, the Company had foreign exchange contracts, all with maturities of less than nine months, to sell approximately $26,000,000 in British Pounds and to purchase approximately $22,800,000, $11,000,000, $10,600,000 and $4,300,000 in British
Pounds, German Deutschmarks, Italian Liras and other European currencies, respectively.

The difference between the face value and fair value, based on spot rates, of these contracts is not significant. The counterparties to these contracts are substantial and credit worthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material.


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

In February 1995, the Company entered into a master operating lease, as subsequently amended, for land and a building to be constructed in Redwood City, California. The initial term of the lease is for a period of three years from the earlier of the date of completion of construction or December 1998. Monthly lease payments are based upon the London Interbank Offered Rate. The Company has the option to purchase the property for the unamortized financed balance at any time after the non-cancelable lease term, or it may terminate the lease at any time after the non-cancelable term by arranging a third party sale or by making a termination payment. Should the Company elect to terminate the lease, it will guarantee a residual value of up to 85% of the unamortized value of the property. As part of the agreement, the Company must also comply with certain financial covenants.

Total future minimum lease commitments as of March 31, 1998 are:

=======================================================
Year Ended March 31:                   (in thousands)
   1999                                        $10,722
   2000                                          9,256
   2001                                          8,113
   2002                                          5,554
   2003                                          3,211
   Thereafter                                   13,117
-------------------------------------------------------
                                               $49,973
-------------------------------------------------------

Total rent expense for all operating leases was $13,842,000, $11,430,000, and $8,652,000, for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

The current portion of deferred rent of $493,000 and $1,114,000 at March 31, 1998 and 1997, respectively, represents the obligation accrued for rent, calculated on the straight-line method over the lease term and is included in accrued liabilities.

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

The Company had no sales to any one customer in excess of 10% of total net revenues for the fiscal years ended March 31, 1998, 1997 and 1996.

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

(6)  PREFERRED STOCK

At March 31, 1998 and 1997, the Company had 1,000,000 shares of Preferred Stock authorized but unissued. The rights, preferences, and restrictions of the Preferred Stock may be designated by the Board of Directors without further action by the Company's stockholders.

(7)  STOCK PLANS

(a)  Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan program whereby eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares at 85% of the lower of the fair market value of the Common Stock on the date of commencement of the offering or on the last day of the six-month purchase period. The program commenced in September 1991. In fiscal 1998, 199,680 shares were purchased by the Company and distributed to employees at prices ranging from $26.14 to $26.19. In fiscal 1997, 184,596 shares were purchased by the Company and distributed to employees at prices ranging from $21.25 to $25.18. In fiscal 1996, 154,516 shares were purchased by the Company and distributed to employees at prices ranging from $15.09 to $21.57 per share. The weighted average fair value of the fiscal 1998, fiscal 1997 and fiscal 1996 awards was $9.43, $10.41 and $8.81, respectively. At March 1998, the Company had 228,958 shares of its Common Stock reserved for future issuance under the Plan.

Prior to the Maxis merger in July 1997, Maxis employees were eligible to participate in an employee stock purchase plan. In fiscal 1998, 1997 and 1996, Maxis purchased 7,684, 18,220 and 8,017 shares, respectively, under this plan which were distributed to participating employees. Shares were purchased at prices ranging from $27.70 to $27.99 in fiscal 1998, $28.56 to $46.08 in fiscal 1997, and $37.32 in fiscal 1996.

(b)  Stock Option Plans
The Company's 1991 Stock Option Plan, 1993 Stock Option Plan, 1995 Stock Option Plan and Directors' Plan ("Option Plans") provide stock options for employees, officers and independent contractors, and for directors, respectively. Pursuant to these Option Plans, the Board of Directors may grant non-qualified and incentive stock options to employees and officers and non-qualified options to celebrities, employees of certain companies in which the Company has an equity investment, and directors, at not less than the fair market value on the date of grant.

The options generally expire ten years from the date of grant and are generally exercisable in monthly increments over 50 months.

In connection with the Maxis merger, the Company established the 1993 and 1995 Stock Option Plans ("Maxis Plans") and assumed and transferred all existing obligations under Maxis' existing stock option plans. The obligations included immediate vesting of grants to certain employees due to a change in control provision. Options under the Maxis Plans generally expire ten years from the date of grant, and vest and become exercisable at a rate of 25% on the first anniversary of the date of grant and 25% of the shares each year thereafter.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123"). Accordingly, no compensation expense has been recognized for options granted under the Company's employee based stock option plans. Had compensation expense been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, the Company's pro forma net income and net income per share for fiscal 1998, 1997 and 1996 would have been:

(In thousands, except per share data)
=============================================================
                           1998        1997       1996
-------------------------------------------------------------
Net Income
   As reported             $72,562     $51,327    $46,677
   Pro forma               $52,892     $37,343    $39,705

Earnings per Share
   As reported - basic     $1.23       $0.89      $0.84
   Pro forma - basic       $0.91       $0.66      $0.72
   As reported - diluted   $1.19       $0.86      $0.80
   Pro forma - diluted     $0.88       $0.64      $0.69

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions used for grants made in 1998, 1997 and 1996 under the stock plans: risk-free interest rates of 5.31% to 6.42% in 1998; 5.48% to 6.36% in 1997; and 5.12% to
6.25% in 1996; expected volatility of 58% in each of the three years; expected lives in each of the three years of 2.25 years under the Option Plans and one year for the Employee Stock Purchase Plan. No dividends are assumed in the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized when they occur. The above disclosures include options granted under the former Maxis option plans as if they were initially granted by the Company.

Because SFAS 123 is applicable only to options granted subsequent to March 31, 1995, the impact of non-vested stock options granted prior to this date has been excluded from the pro forma calculation. Accordingly, pro forma adjustments are not indicative of future period pro forma adjustments as the pro forma effect will not be fully reflected until subsequent years.

Additional  information regarding options outstanding as of March 31, 1998 is as follows:
                                     =======================================================================

                                     -----------------------------------------------------------------------
                                                Options Outstanding                 Options Exercisable
                                     ------------------------------------------ ----------------------------
                                                       Weighted-
                                                         Average     Weighted-                    Weighted-
                                                       Remaining       Average                      Average
                                        Number of    Contractual      Exercise      Number of      Exercise
Range of  Exercise Prices                  Shares           Life         Price         Shares         Price
------------------------------------ ------------- -------------- ------------- -------------- -------------
$0.720 - $4.250                           572,633           2.90         $2.98        569,087         $2.98
 4.469 - 13.500                           906,142           5.33         12.49        824,683         12.39
13.625 - 22.250                         1,070,515           5.82         17.00        791,560         16.02
22.300 - 23.500                         1,293,389           7.89         23.45        472,069         23.42
23.750 - 24.625                           980,094           8.88         24.57        211,289         24.55
24.700 - 29.750                           432,499           7.03         27.02        227,301         27.33
29.875 - 30.125                         1,278,213           8.45         29.90        417,136         29.90
30.625 - 34.875                         1,401,209           8.54         33.64        360,549         32.99
35.000 - 38.438                         1,555,671           9.52         35.76         61,335         35.15
38.625 - 45.500                           361,765           9.55         42.87         26,550         38.66
------------------------------------ ------------- -------------- ------------- -------------- -------------

$0.720 - $45.500                        9,852,130           7.68        $25.76      3,961,559        $18.83
------------------------------------ ------------- -------------- ------------- -------------- -------------


The following summarizes the activity under the Company's stock option plans during the fiscal years ended March 31, 1998, 1997 and 1996:

                                                             ===============================================
                                                                          Options Outstanding
                                                             -----------------------------------------------
                                                                                           Weighted-Average
                                                                           Shares            Exercise Price
                                                             --------------------- -------------------------

Balance at March 31, 1995                                               7,548,128                     13.05

Granted                                                                 4,411,366                     29.27
Canceled                                                              (2,330,646)                     30.18
Exercised                                                             (1,706,689)                     11.05
                                                             --------------------- -------------------------
Balance at March 31, 1996 (3,301,613 shares were
exercisable at a weighted-average price of $11.84)                      7,922,159                     17.46

Granted                                                                 2,501,965                     31.64
Canceled                                                                (779,514)                     23.57
Exercised                                                             (1,321,042)                     12.19
                                                             --------------------- -------------------------
Balance at March 31, 1997 (3,748,864 shares were
exercisable at a weighted-average price of $15.20)                      8,323,568                     21.97

Granted                                                                 3,833,539                     32.92
Canceled                                                                (616,275)                     37.96
Exercised                                                             (1,688,702)                     18.92
                                                             --------------------- -------------------------
Balance at March 31, 1998                                               9,852,130                     25.76
                                                             ===============================================
Options available  for grant at March 31, 1998                            780,860
                                                             =====================

(8)  PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1998 and 1997 consisted of:

================================================================
                                               1998        1997
----------------------------------------------------------------
                                             (in thousands)
Computer equipment                         $105,183     $92,226
Buildings                                    31,239      21,590
Office equipment, furniture and
   fixtures                                  18,670      17,710
Land                                         14,885       6,475
Leasehold improvements                       12,071       9,900
Warehouse equipment and other                 4,414       3,127
----------------------------------------------------------------
                                            186,462     151,028
Less accumulated depreciation and
amortization                               (81,367)    (61,266)
----------------------------------------------------------------
                                           $105,095     $89,762
----------------------------------------------------------------

Depreciation and amortization expenses associated with property and equipment amounted to $26,215,000, $22,332,000, and $16,110,000, for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

(9)  ACCRUED LIABILITIES

Accrued liabilities at March 31, 1998 and 1997 consisted of:

================================================================
                                              1998         1997
----------------------------------------------------------------
                                            (in thousands)
Accrued royalties                         $ 36,830     $ 33,592
Accrued expenses                            25,872       22,566
Accrued compensation and benefits           29,318       19,750
Accrued income taxes                        26,095       12,611
Warranty reserve                             3,462        2,226
Deferred income taxes                        1,106        1,385
Deferred revenue                             2,797          657
----------------------------------------------------------------
                                          $125,480     $ 92,787
----------------------------------------------------------------

(10)  BUSINESS COMBINATIONS AND DIVESTITURE

(a)   Maxis, Inc.
On July 25, 1997, the Company completed a merger with Maxis, Inc. ("Maxis"), a California-based interactive software developer. Under the transaction, approximately 4.1 million shares of Electronic Arts' stock were exchanged for all outstanding Maxis common stock. The transaction was accounted for as a pooling of interests. The accompanying financial statements, notes and analyses have been restated for all periods presented to reflect this transaction.

In conjunction with the merger of Maxis, the Company recorded costs of $10,792,000. This charge included direct transaction fees for investment bankers, attorneys, accountants, and other related costs of approximately $2,781,000 and costs associated with integrating the operations of the two companies of approximately $8,011,000. Included in the integration costs were redundant facility costs, severance payments, equipment abandonment costs and other asset write downs, contract termination charges and other related expenses. Of the total merger costs, approximately $5,185,000 related to cash expenditures while approximately $5,607,000 related to noncash charges. At March 31, 1998, there were no accruals remaining related to these merger related costs.

Total net revenue and net income (loss) for the individual entities for the fiscal years ended March 31, 1997 and 1996 are as follows (in thousands):

================================================================
                            Electronic
                                  Arts       Maxis     Combined
----------------------------------------------------------------
1997
----------------------------------------------------------------
  Net revenue                 $624,766     $48,262     $673,028
  Net income (loss)             53,002     (1,675)       51,327

----------------------------------------------------------------
1996
----------------------------------------------------------------
  Net revenue                 $531,887     $55,412     $587,299
  Net income                    40,489       6,188       46,677

(b)  Electronic Arts Victor, Inc.
In December 1997, the Company acquired the remaining 35% ownership interest in Electronic Arts Victor, Inc. ("EAV") from Victor Entertainment Industries, Inc. ("VEI") for approximately $3,225,000 in cash. As a result of the acquisition, the joint venture has become a wholly-owned subsidiary of the Company and has been renamed Electronic Arts, K.K. ("EAJ"). The acquisition was accounted for as a step acquisition purchase and the excess purchase price over fair value of the net tangible assets acquired was allocated to purchased in-process technology, goodwill and other intangible assets. The Company incurred a charge to operations of $1,500,000 for the acquired in-process technology as of the date of the acquisition after concluding that the related technology had no alternative future use after taking into consideration the potential for usage of the software in different products and resale of the software.

The goodwill and other intangible assets of approximately $1,700,000 is being amortized over 7 years. The results of operations reflect a minority interest elimination through the date of the acquisition. Prior to the acquisition, minority interest for the year ended March 31, 1998 reflects only a portion of EAV's losses, as VEI's interest in the net equity of EAV had fallen below zero.

(c)  Creative Wonders, LLC
In December 1997, the Company completed the sale of its 50% ownership interest Creative Wonders, LLC, a joint venture company formed with the Walt Disney Company (formerly Capital Cities / ABC, Inc.) for $16,750,000 in cash. The Company recognized a gain of $12,625,000, which is included in interest and other income. Prior to the sale, the Company distributed children's interactive titles published and sold by the joint venture into the retail channel. The investment was accounted for under the equity method prior to sale.

(11) INCOME TAXES

   The Company's pretax income from operations for the fiscal years ended March 31, 1998, 1997 and 1996 consisted of the following components:

================================================================
(in thousands)                   1998         1997         1996
----------------------------------------------------------------

Domestic                     $ 51,620      $27,614      $24,735
Foreign                        56,640       48,434       44,830
----------------------------------------------------------------
Total pretax income          $108,260      $76,048      $69,565
----------------------------------------------------------------

Income tax expense (benefit) for the fiscal years ended March 31, 1998, 1997 and 1996 consisted of:

================================================================
(in thousands)                    Current    Deferred      Total
----------------------------------------------------------------

1998:
   Federal                        $14,751    $(7,585)     $7,166
   State                            1,361       (727)        634
   Foreign                         18,561       1,434     19,995
   Charge in lieu of taxes
     from employee stock
     plans                          7,931           -      7,931
----------------------------------------------------------------
                                  $42,604   $(6,878)     $35,726
----------------------------------------------------------------

1997:
   Federal                         $3,145    $(3,472)     $(327)
   State                              804       (674)        130
   Foreign                         16,543         447     16,990
   Charge in lieu of taxes
     from employee stock
     plans                          9,210           -      9,210
----------------------------------------------------------------
                                  $29,702    $(3,699)    $26,003
----------------------------------------------------------------

1996:
   Federal                       $(2,798)        $554   $(2,244)
   State                              656        (15)        641
   Foreign                         14,402       (282)     14,120
   Charge in lieu of taxes
     from employee stock
     plans                         10,067           -     10,067
----------------------------------------------------------------
                                  $22,327        $257    $22,584
----------------------------------------------------------------

The components of the net deferred tax assets as of March 31, 1998 and 1997 consist of:

===================================================================
(in thousands)                                    1998        1997
-------------------------------------------------------------------
Deferred tax assets:
   Accruals, reserves and other expenses        50,096     $32,249
   Maxis Federal and State loss
   carryforwards                                 2,088         486
   Foreign loss and credit carryforwards        11,514      11,766
-------------------------------------------------------------------
       Total gross deferred tax assets          63,698      44,501
       Less:  valuation allowance             (11,514)    (11,766)
-------------------------------------------------------------------
       Net deferred tax assets                  52,184      32,735
-------------------------------------------------------------------

Deferred tax liabilities:
   Undistributed earnings of DISC              (2,081)     (2,081)
   Prepaid royalty expenses                   (32,422)    (25,385)
   Unremitted earnings of foreign
   subsidiaries                                  (147)           -
   Unrealized gains on marketable
   securities                                    (848)     (1,396)
-------------------------------------------------------------------
       Total gross deferred tax               (35,498)    (28,862)
       liabilities
-------------------------------------------------------------------
       Net deferred tax asset                  $16,686      $3,873
------------------------------------------- ----------- -----------

The valuation allowance relates solely to the foreign loss and foreign credit carryforwards, for which the utilization is uncertain in future periods.

At March 31, 1998, the Company had federal net operating loss carryforwards in the amount of $6,000,000.

The differences between the statutory income tax rate and the Company's effective tax rate, expressed as a percentage of income before provision for income taxes, for the years ended March 31, 1998, 1997 and 1996 were as follows:

==================================================================
                                         1998      1997      1996
------------------------------------------------------------------
Statutory Federal tax rate              35.0%     35.0%     35.0%
State taxes, net of Federal benefit       1.0       0.8       1.3
Differences between statutory rate
   and foreign effective tax rate       (2.2)     (1.0)     (2.6)
Foreign loss without tax benefit            -       1.7         -
Research and development credits        (0.6)         -         -
Tax exemptions on Puerto Rico
   operation                                -     (0.8)     (0.6)
Other                                   (0.2)     (1.5)     (0.6)
------------------------------------------------------------------
                                        33.0%     34.2%     32.5%
------------------------------------------------------------------

The Company provides for U.S. taxes on an insignificant portion of the undistributed earnings of its foreign subsidiaries and does not provide taxes on the remainder. At March 31, 1998, the undistributed foreign earnings of the foreign subsidiaries amounted to approximately $118,000,000. If these earnings were distributed to the parent company, foreign tax credits available under current law would substantially eliminate the resulting Federal tax liability.

The Company's manufacturing subsidiary in Puerto Rico operates under a Puerto Rican tax incentive program which grants the Company certain percentage exemptions from Puerto Rican income, property and municipal taxes for a period of 20 years from the date of the commencement of operations. The U.S. tax benefit derived for the years ended March 31, 1998, 1997 and 1996 was approximately $31,000, $600,000, and $411,000, respectively. The U.S. tax benefit of Puerto Rico operations is not expected to be significant in future years. Long-term reinvestment in Puerto Rico of the undistributed earnings of the Puerto Rico subsidiary enables the Company to take advantage of certain tax incentives.

The Company is currently undergoing examination by the Internal Revenue Service. The Company believes that additional liabilities, if any, that may arise from this examination will not be material to the Company's financial statements.

(12) INTEREST AND OTHER INCOME, NET

Interest and other income, net for the years ended March 31, 1998, 1997 and 1996 consisted of:

================================================================
(in thousands)                       1998       1997       1996
----------------------------------------------------------------

Interest income                   $13,649     $9,699     $7,937
Interest expense                    (389)       (66)      (141)
Gain on disposition of
   assets, net                     14,910      8,229      2,223
Foreign currency gains
   (losses)                         (517)    (1,024)        433
Equity in net loss of
   affiliates                     (1,162)    (1,566)    (1,746)
Other expense, net                (1,680)    (1,993)    (1,192)
----------------------------------------------------------------
                                  $24,811    $13,279     $7,514
----------------------------------------------------------------

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

Long-term investments, investments classified as held-to-maturity and marketable securities - fair value is based on quoted market prices.

(14) OPERATIONS BY GEOGRAPHIC AREAS

The Company operates in one industry  segment.  Information  about the Company's operations  in the North  America and foreign  areas for the fiscal  years ended
March 31, 1998, 1997 and 1996 is presented below:
                                                            Asia
(in thousands)                                           Pacific
                                    North             (excluding
                                  America     Europe      Japan)     Japan  Eliminations     Total
                                 -----------------------------------------------------------------
Fiscal 1998:
Net revenues from unaffiliated
   customers                     $519,423   $325,938   $41,494    $21,997    $   --      $908,852
Intersegment sales                 45,913     21,613       513        133     (68,172)       --
                                 -----------------------------------------------------------------
     Total net revenues          $565,336   $347,551   $42,007    $22,130    $(68,172)   $908,852
                                 =================================================================

Operating income (loss)          $ 31,852   $ 51,807   $ 6,995    $(7,205)   $   --      $ 83,449
Identifiable assets              $515,728   $201,988   $17,347    $10,618    $   --      $745,681

Fiscal 1997:
Net revenues from unaffiliated
   customers                     $372,616   $233,614   $28,072    $38,726    $   --      $673,028
Intersegment sales                 54,530      6,938       603        122     (62,193)       --
                                 -----------------------------------------------------------------
     Total net revenues          $427,146   $240,552   $28,675    $38,848    $(62,193)   $673,028
                                 =================================================================

Operating income (loss)          $ 17,035   $ 43,295   $ 5,652    $(3,213)   $   --      $ 62,769
Identifiable assets              $430,055   $121,673   $12,820    $19,493    $   --      $584,041

Fiscal 1996:
Net revenues from unaffiliated
   customers                     $354,630   $165,010   $21,794    $45,865    $   --      $587,299
Intersegment sales                 49,975      9,801        54        100     (59,930)       --
                                 -----------------------------------------------------------------
     Total net revenues          $404,605   $174,811   $21,848    $45,965    $(59,930)   $587,299
                                 =================================================================

Operating income                 $ 19,435   $ 36,706   $ 5,028    $   882    $   --      $ 62,051
Identifiable assets              $372,844   $ 90,187   $ 8,469    $17,996    $   --      $489,496

(15) SUBSEQUENT EVENT (UNAUDITED)

On April 27, 1998, the Company and Square Co., Ltd. ("Square"), a third-party video game console software publisher in Japan, announced the formation of two new joint ventures in North America and Japan. In North America, the companies will form Square Electronic Arts, LLC, which will have exclusive publishing rights in North America for future interactive entertainment titles created by Square. Additionally, the Company will have the exclusive right to distribute in North America products published by this joint venture. The investment in the North American joint venture will be accounted for on the equity basis. The Company will own a 30% minority interest in this joint venture while Square will own 70%.

In Japan, the companies will establish Electronic Arts Square KK, which will localize and publish in Japan the Company's properties originally created in North America and Europe, as well as develop and publish original video games in Japan. The Company will contribute cash and certain assets to this joint venture. The Company will have a 70% majority ownership interest, while Square will own 30%. The transactions are anticipated to be completed in the quarter ending June 30, 1998.

QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)


                                                               Quarter Ended
                                        -------------------------------------------------------         Year
                                            June 30       Sept. 30        Dec. 31      March 31        Ended
-------------------------------------------------------------------------------------------------------------
                                                        (In thousands, except per share data)
Fiscal 1998
Net revenues                            $123,712       $189,828       $391,245      $204,067      $908,852
Operating income (loss)                   (4,807)        (3,080)        70,983        20,353        83,449
Net income (loss)                         (1,451)            41         58,620        15,352        72,562
Net income (loss) per share - basic     $  (0.02)      $   --         $   0.99      $   0.26      $   1.23
Net income (loss) per share - diluted   $  (0.02)      $   --         $   0.96      $   0.25      $   1.19
Common stock price per share
     High                               $  35.38       $  37.50       $  39.56      $  46.94      $  46.94
     Low                                $  20.13       $  30.75       $  29.94      $  34.94      $  20.13
Fiscal 1997
Net revenues                            $ 88,735       $137,271       $290,849      $156,173      $673,028
Operating income (loss)                   (9,038)           727         58,641        12,439        62,769
Net income (loss)                         (1,381)         3,388         38,703        10,617        51,327
Net income (loss) per share - basic     $  (0.02)      $   0.06       $   0.67      $   0.18      $   0.89
Net income (loss) per share - diluted   $  (0.02)      $   0.06       $   0.65      $   0.18      $   0.86
Common stock price per share
     High                               $  34.50       $  39.13       $  37.63      $  36.13      $  39.13
     Low                                $  25.25       $  24.75       $  27.88      $  26.25      $  24.75
Fiscal 1996
Net revenues                            $ 91,855       $105,814       $260,186      $129,444      $587,299
Operating income                           1,569          5,138         46,414         8,930        62,051
Net income                                 1,932          4,715         32,807         7,223        46,677
Net income per share - basic            $   0.04       $   0.08       $   0.58      $   0.13      $   0.84
Net income per share - diluted          $   0.03       $   0.08       $   0.56      $   0.12      $   0.80
Common stock price per share
     High                               $  30.00       $  41.75       $  38.75      $  28.50      $  41.75
     Low                                $  20.13       $  27.13       $  23.13      $  22.13      $  20.13

The Company's common stock is traded in the over-the-counter market under the Nasdaq Stock Market symbol ERTS. The closing prices for the common stock in the table above represent the high and low closing prices as reported on the Nasdaq National Market.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors who are nominated for re-election required by Item 10 is incorporated herein by reference to the information in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Proposal No. 1 - Election of Directors." The information regarding executive officers required by Item 10 is included in Item 4A hereof.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

          1.  Index to Financial Statements.                Page(s) in Form 10-K

          Independent Auditors' Report                                   31
          Consolidated Balance Sheets as of
              March 31, 1998 and 1997                                    32
          Consolidated Statements of Income for
              the Years Ended March 31, 1998, 1997
              and 1996                                                   33
          Consolidated Statements of Stockholders'
              Equity for the Years Ended March
              31, 1998, 1997 and 1996                                    34
          Consolidated Statements of Cash Flows for
              the Years Ended March 31, 1998, 1997 and 1996              35
          Notes to Consolidated Financial Statements for the Years
              Ended March 31, 1998, 1997 and 1996                     36-48

          2.  Financial Statement Schedule.
          The following financial statement schedule of Electronic Arts for the years ended March 31, 1998, 1997 and 1996 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Electronic Arts.

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

          10.39 Employment Agreement by and between the Registrant and John Riccitiello dated August 29, 1997.

          10.40      Lease   Agreement  by  and  between   Registrant  and  John
                     Riccitiello dated August 29, 1997.

          21.01      Subsidiaries of the Registrant.

          23.01 Report on Financial Statement Schedule and Consent of Independent Auditors.

          23.02      Consent of Independent Auditors

          27         Financial Data Schedule

          99.01      Report of Ernst & Young LLP, Independent Auditors
          ---------

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

          (29) Incorporated by reference to Exhibit 10.35 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 1998.

(c)      Exhibits:

         The Registrant hereby files as part of this Form 10-K the exhibits listed in Item 14(a)3, as set forth above.

(d)      Financial Statement Schedule:

         The Registrant hereby files as part of this Form 10-K the financial statement schedule listed in Item 14(a)2, as set forth on page 57.

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

                                    ELECTRONIC ARTS

                                    By: /s/ Lawrence F. Probst III
                                        ----------------------------------------
                                        (Lawrence F. Probst III, Chairman of the
                                        Board and Chief Executive Officer)

                                    Date:    June 26, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 26th of June 1998.

         Name                                           Title
         ----                                           -----

     /s/ Lawrence F. Probst III                 Chairman of the Board
-------------------------------------        and Chief Executive Officer
     (Lawrence F. Probst III)

     /s/ E. Stanton McKee, Jr.           Executive Vice President and Chief
-------------------------------------   Financial and Administrative Officer
     (E. Stanton McKee, Jr.)               (Principal Accounting Officer)

     /s/ David L. Carbone                      Vice President, Finance
-------------------------------------
     (David L. Carbone)

Directors:

     /s/ M. Richard Asher                             Director
-------------------------------------
     (M. Richard Asher)

     /s/ William J. Byron                             Director
-------------------------------------
     (William J. Byron)

     /s/ Daniel H. Case III                           Director
-------------------------------------
     (Daniel H. Case III)

     /s/ Gary M. Kusin                                Director
-------------------------------------
     (Gary M. Kusin)

     /s/ Timothy J. Mott                              Director
-------------------------------------
     (Timothy J. Mott)

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                    Years Ended March 31, 1998, 1997 and 1996
                                 (in thousands)

                                       Balance at    Charged to       Charged to                    Balance
                                        Beginning     Costs and            Other                     at End
Description                             of Period      Expenses     Accounts (1)    Deductions    of Period
-----------                             ---------      --------     ------------    ----------    ---------
Year Ended March 31, 1998
   Allowance for doubtful
   accounts and returns                   $43,268       $82,706         $(3,243)       $71,156      $51,575
                                          =======       =======         ========       =======      =======


Year Ended March 31, 1997
   Allowance for doubtful
   accounts and returns                   $33,176       $63,114          $ 2,240       $55,262      $43,268
                                          =======       =======          =======       =======      =======


Year Ended March 31, 1996
   Allowance for doubtful
   accounts and returns                   $36,478       $53,340          $ (461)       $56,181      $33,176
                                          =======       =======          =======       =======      =======

(1) Primarily the translation effect of using the average exchange rate for expense items and the year-ended exchange rate for the balance sheet item (allowance account).


                              ELECTRONIC ARTS INC.
                          1998 FORM 10-K ANNUAL REPORT

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                            EXHIBIT TITLE
------                            -------------

10.03         Description of Registrant's FY 1999 Executive Bonus Plan

21.01         Subsidiaries of the Registrant.

23.01         Report on Financial Statement Schedule and Consent of
              Independent Auditors.

23.02         Consent of Ernst & Young LLP, Independent Auditors

27            Financial Data Schedule

99.01         Report of Ernst & Young LLP, Independent Auditors


--------------
                                       58