Form 10-Q
period 1998-06-30
ELECTRONIC ARTS INC
filed 1998-08-11
CIK 712515

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

                  YES    X                           NO
                       -----                            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                      Outstanding at
           Class of Common Stock                      July 25, 1998
           ---------------------                      -------------
         $0.01 par value per share                     60,563,038

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES


                                      INDEX


Part I - Financial Information                                              Page
                                                                            ----
Item 1.     Consolidated Financial Statements

                  Consolidated Balance Sheets at
                     June 30, 1998 and March 31, 1998                          3

                  Consolidated Statements of Income for
                     the Three Months Ended June 30, 1998 and 1997             4

                  Consolidated Statements of Cash Flows for
                     the Three Months Ended June 30, 1998 and 1997             5

                  Notes to Consolidated Financial Statements                   7

Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               11

Part II - Other Information

Item 1.     Legal Proceedings                                                 24
Item 4.     Submission of Matters to a Vote of Security Holders               24

Item 6.     Exhibits and Reports on Form 8-K                                  25

Signatures                                                                    26

Exhibit Index                                                                 27

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                          ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                  (Dollars in thousands)
                                                       (unaudited)


                                                          ASSETS
                                                                                June 30,     March 31,
                                                                                  1998         1998
                                                                                --------     ---------
Current assets:
     Cash and short-term investments                                            $363,319      $374,560
     Marketable securities                                                         4,861         3,721
     Receivables, less allowances of $56,008 and $51,575, respectively           100,046       139,374
     Inventories                                                                  19,010        19,626
     Prepaid royalties                                                            22,024        20,470
     Deferred income taxes                                                        17,405        17,792
     Other current assets                                                         14,130        14,268
                                                                                --------     ---------
       Total current assets                                                      540,795       589,811

Property and equipment, net                                                      108,681       105,095
Prepaid royalties                                                                  3,363         2,289
Long-term investments                                                             24,200        24,200
Investments in affiliates                                                         23,035        20,541
Other assets                                                                       3,071         3,745
                                                                                --------     ---------
                                                                                $703,145      $745,681
                                                                                ========     =========

             LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $41,552       $56,233
     Accrued liabilities                                                          83,678       125,480
                                                                                --------     ---------
       Total current liabilities                                                 125,230       181,713

Minority interest in consolidated joint venture                                    2,339             -

Stockholders' equity:
     Preferred stock, $0.01 par value.  Authorized 1,000,000 shares                    -             -
     Common stock, $0.01 par value.  Authorized 104,000,000 shares;
       issued and outstanding 60,487,598 and 60,159,601, respectively                605           602
     Paid-in capital                                                             242,735       234,294
     Retained earnings                                                           334,240       330,540
     Accumulated other comprehensive income (loss)                               (2,004)       (1,468)
                                                                                --------     ---------
       Total stockholders' equity                                                575,576       563,968
                                                                                --------     ---------
                                                                                $703,145      $745,681
                                                                                ========     =========

                       See accompanying notes to consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)



                                                        Three Months Ended
                                                             June 30,
                                                     1998                1997
                                                   -----------------------------

Net revenues                                       $178,221            $123,712
Cost of goods sold                                   87,589              62,312
                                                   --------            --------
     Gross profit                                    90,632              61,400
                                                   --------            --------

Operating expenses:
   Marketing and sales                               33,644              26,636
   General and administrative                        15,417              11,889
   Research and development                          36,242              27,682
   Charge for acquired in-process technology          2,279                   -
                                                   --------            --------
       Total operating expenses                      87,582              66,207
                                                   --------            --------
     Operating income (loss)                          3,050              (4,807)
Interest and other income, net                        2,815               2,550
                                                   --------            --------
     Income (loss) before provision for income
       taxes and minority interest                    5,865              (2,257)
Provision (benefit) for income taxes                  1,935                (778)
                                                   --------            --------
     Income (loss) before minority interest           3,930              (1,479)
Minority interest in consolidated
  joint venture                                        (230)                 28
                                                   --------            --------
      Net income (loss)                            $  3,700            $ (1,451)
                                                   ========            =========

Net income (loss) per share:
Basic                                              $   0.06            $  (0.02)
                                                   ========            =========
Diluted                                            $   0.06            $  (0.02)
                                                   ========            =========

Number of shares used in computation:
Basic                                                60,304              58,317
                                                   ========            =========
Diluted                                              62,996              58,317
                                                   ========            =========



          See accompanying notes to consolidated financial statements.


                                  ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                               (unaudited)
                                                                                     Three Months
                                                                                    Ended June 30,
                                                                                   1998          1997
                                                                                ------------------------
Operating activities:
   Net income (loss)                                                            $   3,700     $  (1,451)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Minority interest in consolidated joint venture                              230           (28)
         Equity in net loss of affiliates                                             134           638
         Depreciation and amortization                                              7,409         5,972
         Loss on sale of fixed assets                                                 496           114
         Gain on sale of marketable securities                                        (76)       (1,293)
         Provision for doubtful accounts                                            1,162         1,006
         Charge for acquired in-process technology                                  2,279             -
         Change in assets and liabilities:
              Receivables                                                          38,166        19,284
              Inventories                                                             616          (827)
              Prepaid royalties                                                    (2,628)       (3,062)
              Other assets                                                            779        (3,252)
              Accounts payable                                                    (14,681)      (10,589)
              Accrued liabilities                                                 (41,776)      (13,665)
              Deferred income taxes                                                   (26)         (276)
                                                                                ---------     ---------
                Net cash used in operating activities                              (4,216)       (7,429)
                                                                                ---------     ---------

Investing activities:
   Proceeds from sales of furniture and equipment                                       -            25
   Proceeds from sales of marketable securities                                       101         1,530
   Purchase of marketable securities                                                    -        (2,762)
   Capital expenditures                                                           (11,398)       (7,093)
   Investment in affiliates                                                        (2,628)          356
   Proceeds from maturity of securities                                             6,330         2,556
   Change in short-term investments, net                                           (9,344)      (10,130)
   Acquisition of subsidiaries                                                     (2,339)            -
                                                                                ---------     ---------
                Net cash used in investing activities                             (19,278)      (15,518)
                                                                                ---------     ---------

Financing activities:
   Proceeds from sales of shares through employee stock
        plans and other plans                                                       6,813         2,888
   Tax benefit from exercise of stock options                                       1,631             -
   Proceeds from minority interest investment in consolidated
        joint venture                                                               2,109             -
                                                                                ---------     ---------
                Net cash provided by financing activities                          10,553         2,888
                                                                                ---------     ---------

Translation adjustment                                                             (1,314)        1,483
                                                                                ---------     ---------
Decrease in cash and cash equivalents                                             (14,255)      (18,576)
Beginning cash and cash equivalents                                               215,963       141,996
                                                                                ---------     ---------
Ending cash and cash equivalents                                                  201,708       123,420
Short-term investments                                                            161,611       136,458
                                                                                ---------     ---------
Ending cash and short-term investments                                           $363,319      $259,878
                                                                                =========     =========

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)
                                   (unaudited)

                                                               Three Months
                                                              Ended June 30,
                                                             1998          1997
                                                            ------       -------

Supplemental cash flow information:
   Cash paid during the year for income taxes               $9,832        $  494
                                                            ======       =======

Non-cash investing activities:
   Change in unrealized appreciation of investments         $1,165        $1,366
                                                            ======        ======

          See accompanying notes to consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. Certain amounts have been reclassified to conform to the fiscal 1999 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Electronic Arts Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1998 as filed with the Securities and Exchange Commission ("Commission") on June 26, 1998.

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

Note 3. Inventories

Inventories are stated at the lower of cost or market. Inventories at June 30, 1998 and March 31, 1998 consisted of (in thousands):

                                     June 30, 1998         March 31, 1998
                                     -------------         --------------
Raw materials and work in process          $ 2,817               $ 2,392
Finished goods                              16,193                17,234
                                           -------               -------
                                           $19,010               $19,626
                                           =======               =======

Note 4.  Accrued Liabilities

Accrued liabilities at June 30, 1998 and March 31, 1998 consisted of (in thousands):

                                      June 30, 1998       March 31, 1998
                                      -------------       --------------
Accrued royalties                           $21,065              $36,830
Accrued compensation and benefits            18,667               29,318
Accrued expenses                             18,275               25,872
Accrued income taxes                         16,857               26,095
Deferred revenue                              4,375                2,797
Warranty reserve                              3,359                3,462
Deferred income taxes                         1,080                1,106
                                            -------             --------
                                            $83,678             $125,480
                                            =======             ========

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note  5.  Operations by Geographic Areas

The Company operates in one industry segment. Information about the Company's operations in North America, Europe, Asia Pacific and Japan for the three months ended June 30, 1998 and 1997 is presented below (in thousands).


                                     North                       Asia
                                    America        Europe       Pacific       Japan     Eliminations        Total
                                    -------        ------       -------       -----     ------------        -----
Three months ended June 30, 1998
Net revenues from unaffiliated
  customers                         $  69,114     $  86,794    $   8,363      $13,950      $      -        $178,221
Intersegment net revenues               5,836         2,512            -           13        (8,361)              -
                                    ---------     ---------    ---------      -------      --------        --------
     Total net revenues             $  74,950     $  89,306    $   8,363      $13,963      $ (8,361)       $178,221
                                    =========     =========    =========      =======      ========        ========

Operating income (loss)             $ (10,184)    $  10,263    $     268      $ 2,703      $      -        $  3,050

Identifiable assets                 $ 480,843     $ 187,790    $  16,416      $18,096      $      -        $703,145

Three months ended June 30, 1997
Net revenues from unaffiliated
  customers                         $  56,252     $  52,680    $   9,846      $ 4,934      $      -        $123,712
Intersegment net revenues               7,975         2,430          646            -       (11,051)              -
                                    ---------     ---------    ---------      -------      --------        --------
     Total net revenues             $  64,227     $  55,110    $  10,492      $ 4,934      $(11,051)       $123,712
                                    =========     =========    =========      =======      ========        ========

Operating income (loss)             $ (11,618)    $   6,594    $   2,443      $(2,226)     $      -        $ (4,807)

Identifiable assets                 $ 400,643     $ 133,089    $  16,444      $13,496      $      -        $563,672


                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 6. Comprehensive Income

During the first quarter the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires items of other comprehensive income be classified, net of income taxes, by their nature in the financial statements. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. For the Company, other comprehensive income includes primarily foreign currency translation adjustments and unrealized gains on investments. Total comprehensive income for the three months ended June 30, 1998 and 1997 was as follows (in thousands):

                                                            Three Months Ended
                                                                 June 30,
                                                             1998        1997
                                                            ------------------
Net income (loss)                                           $3,700     $(1,451)
Other comprehensive income (loss), net of tax
     Unrealized appreciation of investments                    778         971
     Foreign currency translation adjustment                (1,314)      1,483
                                                            ------     -------
Total other comprehensive income (loss)                       (536)      2,454
                                                            ------     -------
Total comprehensive income                                  $3,164     $ 1,003
                                                            ======     =======



Note 7. Investments

In May 1998, the Company and Square Co., Ltd. ("Square"), a third-party video game console software publisher in Japan, completed the formation of two new joint ventures in North America and Japan. In North America, the companies formed Square Electronic Arts, LLC, which has exclusive publishing rights in North America for future interactive entertainment titles created by Square. Additionally, the Company has the exclusive right to distribute in North America products published by this joint venture. The Company contributed $3,000,000 and owns a 30% minority interest in this joint venture while Square owns 70%. This joint venture is accounted for under the equity method.

In Japan, the companies established Electronic Arts Square KK ("EA Square KK"), which will localize and publish in Japan the Company's properties originally created in North America and Europe, as well as develop and publish original video games in Japan. The Company contributed cash and other assets and owns a 70% majority ownership interest, while Square owns 30%. Accordingly, the assets, liabilities and results of operations for EA Square KK are included in the Company's Consolidated Balance Sheets and Results of Operations since June 1, 1998, the date of formation. Square's 30% interest in EA Square KK has been reflected as "Minority interest in consolidated joint venture" on the Company's Consolidated Financial Statements.

Additionally, during the quarter ended June 30, 1998, the Company acquired two software development companies. In connection with these acquisitions, the Company incurred a charge of $2,279,000 for acquired in-process technology. The charge was made after the Company concluded that the in-process technology had not reached technological feasibility and had no alternative future use after taking into consideration the potential for usage of the software in different products and resale of the software.

Note 8. Earnings Per Share

The following summarizes the computation of Basic Earnings Per Share ("EPS") and Diluted EPS. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. Due to the loss reported for the three months ended June 30, 1997, dilutive stock options have been excluded from the Diluted EPS calculation (in thousands except per share amounts):

                                                    Three Months Ended
                                                         June 30,
                                                   1998           1997
                                                 -------        --------
Net income (loss)                                $ 3,700        $ (1,451)

Shares used to compute net income
  (loss) per share:
Weighted average common shares                    60,304          58,317
Dilutive stock options                             2,692               -
                                                 -------        --------
Dilutive potential common shares                  62,996          58,317
                                                 =======        ========
Net income (loss) per share:
Basic                                              $0.06         $ (0.02)
Diluted                                            $0.06         $ (0.02)

Note 9.  New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is determining the effect of SFAS 133 on its financial statements.

Note 10. Subsequent Event

In July 1998, the Company completed the acquisition of ABC Software AG, an independent distributor of entertainment, edutainment and application software in Switzerland and Austria for approximately $16.5 million in cash and other consideration. The transaction will be accounted for under the purchase method.

Item 2.  Management's   Discussion  and  Analysis  of  Financial  Condition  and
         Results of Operations

This Quarterly Report on Form 10-Q and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties discussed in "Factors Affecting Future Performance" below at pages 19 to 23, as well as in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 as filed with the Securities and Exchange Commission on June 26, 1998. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to such risks and uncertainties.

Net Revenues                              June 30,      June 30,
                                            1998          1997        % change
                                        ---------------------------------------
Consolidated Net Revenues
     Three Months Ended                 $178,221,000   $123,712,000      44.1%

International Net Revenues
     Three Months Ended                 $109,107,000    $67,460,000      61.7%
       as a percentage of net revenues         61.2%          54.5%

North America Net Revenues
     Three Months Ended                  $69,114,000    $56,252,000      22.9%
       as a percentage of net revenues         38.8%          45.5%

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

International net revenues increased $41,647,000, or 61.7% for the three months ended June 30, 1998 compared to the same period last year. The increase in international revenues for this period was primarily due to growth in European net revenues consisting of higher sales of PlayStation and Nintendo 64 ("N64") products. This increase was partially offset by a decrease in international AL sales. Total net revenues in Europe were $86,794,000 for the three months ended June 30, 1998 compared to $52,680,000 in the same period last year.

European PlayStation sales increased $31,501,000, or 244.0% for the three months ended June 30, 1998 compared to the prior year due to the increase in the installed base of this platform and the release of a key title during the quarter. N64 net revenues increased $11,141,000 to $12,615,000 for the three months ended June 30, 1998. Both PlayStation and N64 revenues increased due to sales of World Cup 98. This increase was offset by a decrease in AL product sales of $4,814,000 due to the release of successful titles from two affiliates in the prior year. Additionally, 16-bit product revenues decreased

$2,836,000 as a result of the completed transition to 32-bit and 64-bit platforms. Though Europe's net revenues are expected to grow in fiscal 1999, the Company does not expect to maintain these growth rates.

Net revenues for Japan increased in the first quarter of 1999 by 182.7% to $13,950,000 compared to $4,934,000 in the same period last year due to sales of
FIFA: Road to World Cup 98 on both the PlayStation and N64 platforms. Though Japan's net revenues are expected to grow in fiscal 1999, the Company does not expect to maintain these growth rates.

Sales in the Asia Pacific region decreased by 15.1% to $8,363,000 for the three months ended June 30, 1998 compared to $9,846,000 in the same period last year. The decrease was attributable to lower sales of PC-CD and Affiliated Label titles partially offset by an increase in PlayStation sales. PC-CD sales decreased $1,701,000 due to fewer releases for this platform in the quarter ended June 1998 compared to two key releases in the same period last year. AL revenues decreased $1,238,000 due to the loss of revenues from Creative Wonders, LLC ("Creative Wonders") products which was sold in the third quarter of fiscal 1998 and a decrease in sales of other affiliates. PlayStation revenues increased $1,299,000 due to sales of new releases during the quarter.

North America net revenues increased $12,862,000, or 22.9% for the three months ended June 30, 1998 compared to the same period last year primarily due to increased sales of PlayStation titles, a key release for the N64 and, to a lesser degree, online subscription revenues. This increase was offset by decreases in Affiliated Label, PC-CD and Sega Saturn ("Saturn") net revenues.

North America PlayStation sales reflected the increase in installed base of this console, the release of three titles for this platform and strong catalog sales. Total North America PlayStation revenues increased $15,917,000 or 73.9% for the three month period. N64 net revenues in North America were $6,050,000, or 8.8% for the three months ended June 30, 1998 and were primarily comprised of sales of World Cup 98 which was released in the first quarter of fiscal 1999. Online subscription revenues were $2,312,000 for the three months ended June 30, 1998. The Company released its first online product, Ultima Online, in the quarter ended September 30, 1997.

The increase in North America net revenues was partially offset by a decrease in Affiliated Label, PC-CD and Saturn net revenues. Affiliated Label revenues decreased $4,957,000, or 51.8% for the three months ended June 30, 1998 primarily due to the loss of revenues from Creative Wonders products as well as decreased sales of NovaLogic, Inc. titles, which had a key release in the comparable prior year period. For the quarter ended June 30, 1998, PC-CD revenues decreased $4,146,000, or 21.0% primarily due to fewer releases compared to the same period last year as well as a decline in sales of Maxis titles.

EA Studio Net Revenues:

32-bit Video Game Product Net Revenues
                                           June 30,     June 30,
                                            1998          1997         % change
                                       -----------------------------------------
     Three Months Ended                  $96,244,000   $43,230,000       122.6%
      as a percentage of net revenues          54.0%         34.9%

The Company released three 32-bit CD-video game products during the first quarter of fiscal 1999 comprised solely of titles for the PlayStation, including World Cup 98, Road Rash 3D and NASCAR 98 50th Anniversary, compared to four PlayStation and two Saturn games in the same period last year. The increase in 32-bit sales for the three months ended June 30, 1998 compared to the prior year was attributable to the greater installed base of PlayStation consoles, the related release of key titles for this platform during the quarter and strong catalog sales.

For the three months ended June 30, 1998, the 32-bit videogame revenue increase was primarily attributable to PlayStation sales which were $95,957,000, compared to $39,017,000 for the three months ended June 30, 1997. The Company expects revenues from PlayStation products to continue to grow in fiscal 1999, but as revenues for these products increase, the Company does not expect to maintain these growth rates.

Net revenues from the sale of other 32-bit products were $287,000 for the quarter ended June 30, 1998 compared to $4,213,000 for the same period in the prior year.

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

Personal Computer CD Product Net Revenues
                                           June 30,       June 30,
                                             1998           1997       % change
                                       -----------------------------------------
     Three Months Ended                   $39,210,000    $45,100,000     (13.1%)
       as a percentage of net revenues          22.0%          36.5%

The Company released two PC-CD titles in the first quarter of the current fiscal year for the IBM personal computer and compatibles including World Cup 98 and Dungeon Keeper Gold, compared to six for the same period last year. The decrease in sales of PC-CD products for the three months ended June 30, 1998 is attributable to fewer releases in the first quarter of fiscal 1999 compared to three key releases in the same period last year. PC-CD revenues also decreased due to a decline in sales of Maxis titles.

64-bit Video Game Product Net Revenues
                                           June 30,     June 30,
                                            1998          1997        % change
                                       -----------------------------------------
     Three Months Ended                 $20,947,000    $2,333,000       N/M
       as a percent of net revenues           11.8%          1.9%

The increase in N64 revenues is due to the release of World Cup 98 in the quarter ended June 30, 1998 compared to no new releases in the comparable prior year quarter. In March 1997, the Company signed a licensing agreement with Nintendo (the "N64 Agreement") to develop, publish and market certain sports products for the N64. Sales of N64 products are expected to grow in fiscal 1999, but as revenues for these products increase, they may not grow at the current rate.

Under the terms of the N64 Agreement, the Company engages Nintendo to manufacture its N64 cartridges for distribution by the Company. Accordingly, the Company has little ability to control its supply of N64 cartridges or the timing of their delivery. A shortage of microchips or other factors outside the control of the Company could impair the Company's ability to obtain an adequate supply of cartridges.

In connection with the Company's purchases of N64 cartridges for distribution in North America, Nintendo requires the Company to provide irrevocable letters of credit prior to Nintendo's acceptance of purchase orders from the Company for purchases of these cartridges. For purchases of N64 cartridges for distribution in Japan and Europe, Nintendo requires the Company to make cash deposits. Furthermore, Nintendo maintains a policy of not accepting returns of N64 cartidges. Because of these and other factors, the carrying of an inventory of cartridges entails significant capital and risk. See Hardware Companies, below.


License/OEM Net Revenues

                                          June 30,         June 30,
                                            1998             1997     % change
                                       -----------------------------------------
Three Months Ended                      $  4,757,000    $  3,368,000    41.2%
  as a percentage of net revenues               2.7%            2.7%

The increase in license/OEM net revenues for the three months ended June 30, 1998 compared to the same period last year was primarily a result of an increase in the licensing of the Company's products in Europe and North America.

Other Product Net Revenues

                                          June 30,         June 30,
                                            1998             1997     % change
                                       -----------------------------------------
Three Months Ended                      $  2,249,000    $  3,639,000   (38.2%)
  as a percentage of net revenues               1.3%            2.9%

The decrease in other product revenues is primarily due to the transition of the 16-bit video game market to the next generation of 32-bit and 64-bit systems offset by an increase in online subscription revenues. As the 16-bit video game market has made the transition to next generation 32-bit and 64-bit systems, the Company does not expect to release any new 16-bit titles in fiscal 1999 and revenues from the sales of 16-bit products in fiscal 1999 are not expected to be significant. This decrease was offset by Ultima Online subscription revenues, the Company's first online game introduced in the second quarter of fiscal 1998.

Affiliated Label Net Revenues

                                          June 30,         June 30,
                                            1998             1997     % change
                                       -----------------------------------------
Three Months Ended                     $ 14,814,000    $  26,042,000     (43.1%)
  as a percentage of net revenues              8.3%            21.1%

The decrease in Affiliated Label net revenues for the three months ended June 30, 1998 compared to the same period last year was due to lower sales of Affiliated Label products worldwide. The decrease was primarily due to decreases in sales of AL products from NovaLogic, Inc. which had a key release in the prior comparable period, and Creative Wonders, LLC, which was sold in the third fiscal quarter of 1998.

Cost of Goods Sold

                                          June 30,         June 30,
                                            1998             1997      % change
                                       -----------------------------------------
Three Months Ended                     $ 87,589,000    $  62,312,000     40.6%
  as a percentage of net revenues             49.1%            50.4%

The decrease in costs of goods sold as a percentage of net revenues for the three months ended June 30, 1998 compared to the same period last year was primarily due to lower AL revenues as well as lower third party artist royalties.

Marketing and Sales

                                          June 30,         June 30,
                                            1998             1997      % change
                                       -----------------------------------------
Three Months Ended                     $ 33,644,000    $  26,636,000     26.3%
  as a percentage of net revenues             18.9%            21.5%

The increase in marketing and sales expenses for the three months ended June 30, 1998 was primarily attributable to increased television, print and online advertising to support new releases and increased cooperative advertising associated with higher revenues in North America and Europe as compared to the prior year period. Marketing and sales expenses also increased due to additional headcount related to the continued expansion of the Company's worldwide distribution business. Increases were partially offset by savings attributable to the integration of Maxis in July 1997.

General and Administrative
                                          June 30,         June 30,
                                            1998             1997     % change
                                       -----------------------------------------
Three Months Ended                     $  15,417,000   $  11,889,000     29.7%
  as a percentage of net revenues               8.7%            9.6%

The increase in general and administrative expenses for the three months ended June 30, 1998 was due primarily to an increase in payroll and occupancy costs due to the opening of additional international offices and to support the increase in growth in North America operations.

Research and Development

                                          June 30,         June 30,
                                            1998             1997      % change
                                       -----------------------------------------
Three Months Ended                      $  36,242,000    $  27,682,000    30.9%
  as a percentage of net revenues               20.3%            22.4%

The increase in research and development expenses for the three months ended June 30, 1998 was due to additional headcount related expenses attributable to increased in-house development capacity, higher development costs per title and an increase in support for Ultima Online. This increase was partially offset by a decrease in Maxis' development expenses.

Charge for Acquired In-Process Technology

                                            June 30,      June 30,
                                             1998           1997     % change
                                       -----------------------------------------
Three Months Ended                      $  2,279,000       $--          N/M
  as a percentage of net revenues               1.3%       N/A

In connection with the acquisition of two software development companies, in the first quarter of fiscal 1999, the Company incurred a total charge of $2,279,000 for acquired in-process technology. This charge was made after the Company concluded that the in-process technology had not reached technological feasibility and had no alternative future use after taking into consideration the potential for usage of the software in different products and resale of the software.

Operating Income (Loss)

                                           June 30,      June 30,
                                             1998           1997     % change
                                       -----------------------------------------
Three Months Ended                      $  3,050,000   $ (4,807,000)    N/M
  as a percentage of net revenues               1.7%          (3.9%)

Operating income was higher for the three months ended June 30, 1998 compared to the same period last year due to increased revenue and related gross profit margins partially offset by increased operating expenses including the charge for acquired in-process technology.

Interest and Other Income, Net

                                            June 30,      June 30,
                                             1998           1997     % change
                                       -----------------------------------------
Three Months Ended                      $  2,815,000   $  2,550,000    10.4%
  as a percentage of net revenues               1.6%           2.1%


Interest and other income, net, increased for the three months ended June 30, 1998 compared to the same period last year primarily due to higher interest income attributable to higher cash balances as compared to the prior year period. This increase was offset by a decrease in the gain on sale of marketable securities.

Income Taxes

                                          June 30,         June 30,
                                            1998              1997     % change
                                       -----------------------------------------
Three Months Ended                      $  1,935,000       $ (778,000)     N/M
  effective tax rate                           33.0%            34.5%

The Company's effective tax rate for the three months ended June 30, 1998 was lower than the comparable prior year period as a result of the higher proportion of international income subject to a lower foreign effective tax rate.

Minority Interest in Consolidated Joint Venture

                                           June 30,      June 30,
                                             1998           1997     % change
                                       -----------------------------------------
Three Months Ended                      $  (230,000)     $ 28,000       N/M
  as a percentage of net revenues             (0.1%)        (0.0%)


In the first quarter of fiscal 1999, the Company formed EA Square KK, a new joint venture which will publish and distribute the Company's products in Japan. EA Square KK is seventy percent owned by the Company and thirty percent owned by Square Co. Ltd. ("Square"), a third party video game console software publisher in Japan. The minority interest for the three months ended June 30, 1998 represents Square's 30% interest in the net income of EA Square KK since its inception.

For the three months ended June 30, 1997, the minority interest represented the 35% interest in Electronic Arts Victor ("EAV") owned by Victor Entertainment Industries, Inc. ("VEI"). The Company acquired the remaining 35% minority ownership interest in EAV held by VEI in December 1997. VEI's interest in the net equity of EAV had fallen below zero in the three months ended June 30, 1997, therefore the minority interest reflected only a portion of EAV's reported losses.

Net Income (Loss)

                                            June 30,      June 30,
                                             1998           1997     % change
                                       -----------------------------------------
Three Months Ended                      $  3,700,000   $ (1,451,000)    N/M
  as a percentage of net revenues               2.1%          (1.2%)


The increase in net income for the three months ended June 30, 1998 as compared to the prior year period was primarily related to higher revenues and gross profits, offset by higher operating expenses.

Liquidity and Capital Resources

As of June 30, 1998, the Company's working capital was $415,565,000 compared to $408,098,000 at March 31, 1998. Cash and short-term investments decreased by approximately $11,241,000 during the three months ended June 30, 1998 as the Company used $4,216,000 of cash in operations and $11,398,000 in capital expenditures offset by proceeds from the Company's employee stock programs.

Reserves for bad debts and sales returns increased from $51,575,000 at March 31, 1998 to $56,008,000 at June 30, 1998. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

In connection with the Company's purchases of Sony products to be distributed in Japan, Sony of Japan requires cash deposits totaling one-third of purchase orders. Additionally, Nintendo of Japan requires cash deposits on all orders of N64 cartridge products in Japan. In lieu of letters of credit, EA Japan utilizes a line of credit to fund these deposits for purchases of Sony and Nintendo products in Japan and for other operating requirements. At June 30, 1998, EA Japan had no outstanding balance on this line.

The Company's principal source of liquidity is $363,319,000 in cash and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements for the foreseeable future.

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

Development. Product development schedules, particularly for new hardware platforms and high-end multimedia PCs are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. CD-ROM products frequently include more content and are more complex, time-consuming and costly to develop and, accordingly, cause additional development and scheduling risk than earlier generation products. For example, Dungeon Keeper, originally scheduled to ship in the quarter ended June 1996, shipped during the summer of 1997. In addition Populous 3 for PC-CD and PlayStation were scheduled for shipment in the fiscal year ended March 31, 1998 and are now expected to ship in the fiscal year ending March 31, 1999. Also, SimCity 3000, the follow on product to SimCity 2000, was expected to ship in fiscal 1998, at the time of the merger with Maxis. Due to additional development delays, it is anticipated that this product may not ship until the fourth calendar quarter of 1998. Additionally, development risks for CD-ROM products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. The Company's revenues and earnings are dependent on its ability to meet its product release schedule. Its failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations for any individual quarter and the fiscal year.

Platform Changes. A large portion of the Company's revenues are derived from the sale of products designed to be played on proprietary video game platforms such as the PlayStation and the N64. The interdependent nature of the Company's business and that of its hardware licensors brings significant risks to the Company's business. The success of the Company's products is significantly affected by market acceptance of the new video game hardware systems and the life span of older hardware platforms, and the
Company's ability to accurately predict these factors with respect to each platform. In many cases, the Company will have expended a large amount of development and marketing resources on products designed for new video game systems (such as the new 32-bit and 64-bit systems) that have not yet achieved large installed bases or will have continued product development for older hardware platforms that may have shorter life cycles than the Company expected. Conversely, if the Company does not choose to develop for a platform that achieves significant market acceptance, or discontinues development for a platform that has a longer life cycle than expected, the Company's revenue growth may be adversely affected. For example, the Company has only released four products for the N64 through June 1998 since the introduction of this platform in September 1996. Additionally, the Company is developing a line of EA SPORTS and other N64 products for release in fiscal 1999. The Company believes that investment in products for the 32-bit market, including both PC-CD and CD-video game platforms (particularly the PlayStation) was strategically important in positioning the Company for the now completed transition to 32-bit machines. The Company continues to believe that such investment is important and will continue its aggressive development activities for 32-bit platforms. Although the PlayStation has achieved significant market acceptance in all geographic territories, there can be no assurance that its growth will continue at the present rates. The market acceptance of the N64, particularly in North America and Europe, may adversely affect the growth rate of the 32-bit CD-platforms.

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

Gross Margins. Though gross margins for the Company's products as a whole increased for the three months ended June 30, 1998, the Company expects that margins may be comparable to or decline from fiscal 1998 levels for several reasons. First, the mix in sales of the Company's products has a significant effect on gross margins. As the Company releases more N64 products, which carry significantly lower margins due to high cost of goods, overall gross margins may decline. Similarly, if the proportion of AL revenues increases in relation to other revenues, margins may also decline. Further, gross margins continue to be affected by increases in professional and celebrity license fees and royalties. Also, while the costs of development of new products for 32-bit and 64-bit systems have increased, overall costs of goods are not declining significantly. For products on platforms for which the Company is required to purchase its goods from the hardware companies, the Company is unable to achieve cost reductions through manufacturing efficiencies, and in addition, pays manufacturing royalties to hardware companies. Additionally, retailers continue to require significant price protection for products. With an increasing number of titles available for advanced platforms, such requirements for price protection may increase. The Company also anticipates that retail and wholesale prices for interactive entertainment products may decrease and gross margins may be further adversely affected.

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

Employees. Competition for employees in the interactive software business continues to be intense. Large software and media companies frequently offer significantly larger cash compensation than does the Company, placing pressure on the Company's base salary and cash bonus compensation. Small start-up companies such as those proliferating in the online business areas offer significant potential equity gains which are difficult for more mature companies like the Company to match without significant stockholder dilution. While executive turnover decreased in fiscal 1998 and for the three months ended June 30, 1998 as compared to prior periods, many key executives continue to experience intense recruiting pressure. There can be no assurance that the Company will be able to continue to attract and retain enough qualified employees in the future.

Foreign Sales and Currency Fluctuations. For the three months ended June 30, 1998 and the fiscal year ended March 31, 1998, international net revenues comprised 61% and 43% of total consolidated net revenues, respectively. The Company expects foreign sales to continue to account for a significant portion of the Company's revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. As a result of current economic conditions in Asia, the Company is subject to additional foreign currency risk. Though the Company does not currently derive a significant portion of revenues and operating profits from sales in Asia and other developing countries, the Company's foreign currency exposure may increase as the Company's operations in these countries grow and if current economic trends in Asia continue. There can be no assurance that these or other factors will not have an adverse effect on the Company's future operating results.

Investments in Affiliates. The Company has a number of equity investments in affiliates, including small developers, such as Firaxis; other publishers, such as Accolade, Inc., The 3DO Company and NovaLogic, Inc.; and new ventures such as Mpath Interactive. Additionally, the Company has a minority investment in Square Electronic Arts, LLC, a joint venture between the Company and Square Co., Ltd. These companies are generally small and may not have significant financial resources. Financial difficulties for any of these companies could cause a reduction in the value of the Company's investment.

Fluctuations in Stock Price. Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. As a result of the factors discussed in this quarterly report and other factors that may arise in the future, the market price of the Company's common stock historically has been, and may continue to be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer, software, entertainment, media or electronics industries or the securities markets in general. For example, during the fiscal year ended March 31, 1998 the price per share of the Company's common stock ranged from $20.13 to $46.94 and from $41.63 to $54.81 during the three months ended June 30, 1998.

Seasonality. The Company's business is highly seasonal. The Company typically experiences its highest revenues and profits in the calendar year-end holiday season and a seasonal low in revenues and profits during the quarters ending June and September.


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

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders, held on July 30, 1998, the stockholders elected the following individuals for one-year terms to the Board of Directors: M. Richard Asher, William J. Byron, Daniel
         H. Case III, Gary M. Kusin, Timothy Mott and Lawrence F. Probst III. These individuals have received a plurality of the votes eligible to vote, voting either in person or by proxy.

         In addition, the following matters were voted upon by the Stockholders:

         To approve the adoption of the Company's 1998 Directors' Stock Option Plan and to reserve 135,000 shares of the Company's Stock for issuance thereunder.

                                         Votes
         -----------------------------------------------------------------------
                  For                   Against                      Abstain
                  ---                   -------                      -------
               52,538,879              3,145,195                      75,062

         To approve an amendment to the Company's 1991 Stock Option Plan to increase the number of shares of the Company's common stock reserved for issuance under such Plan by 2,500,000 shares from 13,000,000 shares to a total of 15,500,000 shares and to prohibit option grants to non-employees.

                                         Votes
         -----------------------------------------------------------------------
                  For                   Against                      Abstain
                  ---                   -------                      -------
               32,586,139             23,126,644                      46,353

         To approve an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of the Company's common stock reserved for issuance under such Plan by 100,000 shares from 1,150,000 shares to a total of 1,250,000 shares.


                                         Votes
         -----------------------------------------------------------------------
                  For                   Against                      Abstain
                  ---                   -------                      -------
               55,585,174               141,992                       31,970

         To ratify the appointment of KPMG Peat Marwick LLP as independent accountants for the Company for the current fiscal year.

                                         Votes
         -----------------------------------------------------------------------
                  For                   Against                      Abstain
                  ---                   -------                      -------
               55,704,408                38,420                       16,308

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits: The following exhibits are filed as part of this report:
                  Exhibit 27 Financial Data Schedule
(b)               Reports on Form 8-K:  None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ELECTRONIC ARTS INC.
                                     (Registrant)



                                     /s/ E. STANTON MCKEE
                                     -------------------------------------------
DATED:                               E. STANTON MCKEE
August 10, 1998                      Executive Vice President and
                                     Chief Financial and Administrative Officer
                                     (Principal Accounting Officer)

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                                  EXHIBIT INDEX



EXHIBIT
NUMBER            EXHIBIT TITLE                                         PAGE
------            -------------                                         ----
27                Financial Data Schedule                                28