Form 10-Q
period 1998-09-30
ELECTRONIC ARTS INC
filed 1998-11-13
CIK 712515

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from ______ to_____

                           Commission File No. 0-17948

                              ELECTRONIC ARTS INC.
             (Exact name of registrant as specified in its charter)



                  Delaware                              94-2838567
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

    209 Redwood Shores Parkway
    Redwood City, California                               94065
    (Address of principal executive offices)             (Zip Code)

                                 (650) 628-1500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  X                           NO
                      ---                             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
         Class of Common Stock                       November 11,1998
         ---------------------                       ----------------
         $0.01 par value per share                      60,967,520

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES


                                      INDEX


Part I - Financial Information                                              Page
------------------------------                                              ----

Item 1.   Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets at
                  September 30, 1998 and March 31, 1998                        3

               Condensed Consolidated Statements of Operations for
                  the Three Months Ended September 30, 1998 and 1997
                  and the Six Months Ended September 30, 1998 and 1997         4

               Condensed Consolidated Statements of Cash Flows for
                  the Six Months Ended September 30, 1998 and 1997             5

               Notes to Condensed Consolidated Financial Statements            7

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  12

Part II - Other Information
---------------------------

Item 1.     Legal Proceedings                                                 29

Item 4.     Submission of Matters to a Vote of Security Holders               29

Item 6.     Exhibits and Reports on Form 8-K                                  29

Signatures                                                                    30
----------

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (Dollars in thousands)
                                                  (unaudited)
                                                    ASSETS
                                                                                  September 30,    March 31,
                                                                                        1998           1998
                                                                                 ------------------------------
Current assets:
     Cash and short-term investments                                                    $160,339      $374,560
     Marketable securities                                                                 2,727         3,721
     Receivables, less allowances of $56,543 and $51,575, respectively                   202,250       139,374
     Inventories                                                                          26,113        19,626
     Other current assets                                                                 76,989        52,530
                                                                                        --------      --------
       Total current assets                                                              468,418       589,811

Property and equipment, net                                                              157,747       105,095
Long-term investments                                                                     24,200        24,200
Investments in affiliates                                                                 27,607        20,541
Intangibles and other assets                                                             101,349         6,034
                                                                                        --------      --------
                                                                                        $779,321      $745,681
                                                                                        ========      ========

             LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                    $78,108       $56,233
     Accrued liabilities                                                                 134,889       125,480
                                                                                        --------      --------
       Total current liabilities                                                         212,997       181,713

Minority interest in consolidated joint venture                                            2,480             -

Stockholders' equity:
     Preferred stock, $0.01 par value.  Authorized 1,000,000 shares                            -             -
     Common stock, $0.01 par value.  Authorized 104,000,000 shares;
       issued and outstanding 60,831,152 and 60,159,601, respectively                        608           602
     Paid-in capital                                                                     253,316       234,294
     Retained earnings                                                                   308,967       330,540
     Accumulated other comprehensive income (loss)                                           953        (1,468)
                                                                                        --------      --------
       Total stockholders' equity                                                        563,844       563,968
                                                                                        --------      --------
                                                                                        $779,321      $745,681
                                                                                        ========      ========

     See accompanying notes to condensed consolidated financial statements.

                                            ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (In thousands, except per share data)
                                                         (unaudited)

                                                         Three Months Ended                  Six Months Ended
                                                            September 30,                      September 30,
                                                      1998              1997                1998                1997
                                                  -------------------------------------------------------------------------

Net revenues                                           $245,763            $189,828            $423,984            $313,540
Cost of goods sold                                      134,299             103,641             221,888             165,953
                                                        -------             -------             -------             -------
     Gross profit                                       111,464              86,187             202,096             147,587
                                                        -------             -------             -------             -------

Operating expenses:
   Marketing and sales                                   33,523              29,032              67,167              55,668
   General and administrative                            16,395              13,191              31,812              25,080
   Research and development                              48,349              36,252              84,591              63,934
   Amortization of intangibles                              906                   -                 906                   -
   Charge for acquired in-process technology             41,836                   -              44,115                   -
   Merger costs                                               -              10,792                   -              10,792
                                                        -------             -------             -------             -------
       Total operating expenses                         141,009              89,267             228,591             155,474
                                                        -------             -------             -------             -------
     Operating loss                                     (29,545)             (3,080)            (26,495)             (7,887)
Interest and other income, net                            3,750               3,142               6,565               5,692
                                                        -------             -------             -------             -------
     Income (loss) before provision for income
       taxes and minority interest                      (25,795)                 62             (19,930)             (2,195)
Provision (benefit) for income taxes                       (563)                 21               1,372                (757)
                                                        -------             -------             -------             -------
     Income (loss) before minority interest             (25,232)                 41             (21,302)             (1,438)

Minority interest in consolidated
  joint venture                                             (41)                  -                (271)                 28
                                                        -------             -------             -------             -------
      Net income (loss)                                 (25,273)           $     41            $(21,573)           $ (1,410)
                                                        =======             =======             =======             =======

Net income (loss) per share:
Basic                                                  $  (0.42)           $   0.00            $  (0.36)           $  (0.02)
                                                        =======             =======             =======             =======
Diluted                                                $  (0.42)           $   0.00            $  (0.36)           $  (0.02)
                                                        =======             =======             =======             =======

Number of shares used in computation:
Basic                                                    60,642              58,528              60,471              58,427
                                                        =======             =======             =======             =======
Diluted                                                  60,642              60,636              60,471              58,427
                                                        =======             =======             =======             =======


     See accompanying notes to condensed consolidated financial statements.

                                   ELECTRONIC ARTS INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Dollars in thousands)
                                                (unaudited)
                                                                                      Six Months
                                                                                 Ended September 30,
                                                                                 1998           1997
                                                                             -------------- --------------
Operating activities:
   Net loss                                                                      $(21,573)       $ (1,410)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Minority interest in consolidated joint venture                              271             (28)
         Equity in net (income) loss of affiliates                                    (88)            953
         Depreciation and amortization                                             15,720          13,818
         Loss on sale of fixed assets                                                 335              84
         Loss on disposition of assets related to merger                                -           5,607
         Gain on sale of marketable securities                                     (1,454)         (2,070)
         Provision for doubtful accounts                                            1,966           1,104
         Charge for acquired in-process technology                                 44,115               -
         Change in assets and liabilities, net of acquisitions:
              Receivables                                                         (60,684)        (40,874)
              Inventories                                                          (2,455)         (2,426)
              Other assets                                                        (19,967)         (7,195)
              Accounts payable                                                     15,849          11,535
              Accrued liabilities                                                  (2,783)         (2,558)
              Deferred income taxes                                                   162            (417)
                                                                                 --------        --------
                Net cash used in operating activities                             (30,586)        (23,877)
                                                                                 --------        --------

Investing activities:
   Proceeds from sales of marketable securities                                     1,818           3,091
   Purchase of marketable securities                                                    -          (2,762)
   Capital expenditures                                                           (67,871)        (16,646)
   Investment in affiliates                                                        (6,978)            904
   Purchase of held to maturity securities                                              -          (1,008)
   Proceeds from maturity of securities                                            17,218           3,520
   Change in short-term investments, net                                          105,150          28,431
   Acquisition of Westwood Studios, Inc.                                         (122,688)              -
   Acquisition of other subsidiaries, net of cash acquired                        (11,805)              -
   Other                                                                                -             136
                                                                                 --------        --------
                  Net cash (used in) provided by investing activities             (85,156)         15,666
                                                                                 --------        --------

Financing activities:
   Proceeds from sales of shares through employee stock
        plans and other plans                                                      16,180           8,731
   Tax benefit from exercise of stock options                                       2,848           1,027
   Proceeds from minority interest investment in consolidated
        joint venture                                                               2,109               -
                                                                                 --------        --------
                Net cash provided by financing activities                          21,137           9,758
                                                                                 --------        --------

Translation adjustment                                                              2,752          (1,180)
                                                                                 --------        --------
Increase (decrease) in cash and cash equivalents                                  (91,853)            367
Beginning cash and cash equivalents                                               215,963         141,996
                                                                                 --------        --------
Ending cash and cash equivalents                                                  124,110         142,363
Short-term investments                                                             36,229          98,362
                                                                                 --------        --------
Ending cash and short-term investments                                           $160,339        $240,725
                                                                                 ========        ========

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)
                                   (unaudited)

                                                                Six Months
                                                           Ended September 30,
                                                           1998           1997
                                                         -----------------------

Supplemental cash flow information:
   Cash paid during the year for income taxes                $12,621     $1,232
                                                             =======     ======

Non-cash investing activities:
   Change in unrealized appreciation of investments          $  (230)    $1,906
                                                             =======     ======

     See accompanying notes to condensed consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. Certain amounts have been reclassified to conform to the fiscal 1999 presentation.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Electronic Arts Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1998 as filed with the Securities and Exchange Commission ("Commission") on June 26, 1998.

Note 2. Inventories

Inventories are stated at the lower of cost or market. Inventories at September 30, 1998 and March 31, 1998 consisted of (in thousands):

                                         September 30, 1998       March 31, 1998
                                         ------------------       --------------
Raw materials and work in process                   $ 5,007              $ 2,392
Finished goods                                       21,106               17,234
                                                    -------              -------
                                                    $26,113              $19,626
                                                    =======              =======

Note 3.  Accrued Liabilities

Accrued liabilities at September 30, 1998 and March 31, 1998 consisted of (in thousands):

                                         September 30, 1998       March 31, 1998
                                         ------------------       --------------
Accrued expenses                                    $47,449              $25,872
Accrued royalties                                    44,559               36,830
Accrued compensation and benefits                    20,997               29,318
Accrued income taxes                                  9,376               26,095
Deferred revenue                                      6,369                2,797
Warranty reserve                                      5,065                3,462
Deferred income taxes                                 1,074                1,106
                                                   --------             --------
                                                   $134,889             $125,480
                                                   ========             ========


                                          ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                       (continued)


Note  4.  Operations by Geographic Areas

The Company operates in one industry segment. Information about the Company's operations in North America, Europe, Asia Pacific and Japan for the three and six months ended September 30, 1998 and 1997 is presented below (in thousands).

                                               North                        Asia
                                              America          Europe      Pacific       Japan     Eliminations    Total
                                              -------          ------      -------       -----     ------------    -----
Three months ended September 30, 1998
Net revenues from unaffiliated customers      $187,081        $ 45,732     $  8,061     $  4,889     $      -     $245,763
Intersegment net revenues                        1,380           2,332            -           (1)      (3,711)           -
                                              --------        --------     --------     --------     --------     --------
     Total net revenues                       $188,461        $ 48,064     $  8,061     $  4,888     $ (3,711)    $245,763
                                              ========        ========     ========     ========     ========     ========

Operating income (loss)                       $ (8,441)       $(21,306)    $    109     $     93     $      -     $(29,545)

Identifiable assets                           $529,742        $219,981     $ 13,438     $ 16,160     $      -     $779,321

Six months ended September 30, 1998
Net revenues from unaffiliated customers      $256,195        $132,526     $ 16,424     $ 18,839     $      -     $423,984
Intersegment net revenues                        7,216           4,844            -           12      (12,072)           -
                                              --------        --------     --------     --------     --------     --------
     Total net revenues                       $263,411        $137,370     $ 16,424     $ 18,851     $(12,072)    $423,984
                                              ========        ========     ========     ========     ========     ========

Operating income (loss)                       $(18,625)       $(11,043)    $    377     $  2,796     $      -     $(26,495)

Three months ended September 30, 1997
Net revenues from unaffiliated customers      $120,602        $ 54,520     $  8,929     $  5,777     $      -     $189,828
Intersegment net revenues                        9,146           2,970            -            1      (12,117)           -
                                              --------        --------     --------     --------     --------     --------
     Total net revenues                       $129,748        $ 57,490     $  8,929     $  5,778     $(12,117)    $189,828
                                              ========        ========     ========     ========     ========     ========

Operating income (loss)                       $ (3,900)       $  1,624     $  1,303     $ (2,107)    $      -     $(3,080)

Identifiable assets                           $433,797        $142,742     $ 18,007     $ 10,684     $      -     $605,230

Six months ended September 30, 1997
Net revenues from unaffiliated customers      $176,851        $107,201     $ 18,775     $ 10,713     $      -     $313,540
Intersegment net revenues                       17,124           5,399          345            -      (22,868)           -
                                              --------        --------     --------     --------     --------     --------
     Total net revenues                       $193,975        $112,600     $ 19,120     $10,713      $(22,868)    $313,540
                                              ========        ========     ========     ========     ========     ========

Operating income (loss)                       $(15,517)       $  8,217     $  3,745     $ (4,332)    $      -     $ (7,887)

The decreased in the operating loss in Europe for the three and six months ended September 30, 1998 as compared to the prior year periods was attributable to the allocation of certain research and development expenses relative to a new worldwide cost sharing agreement.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 5. Comprehensive Income

SFAS 130 requires  items of other  comprehensive  income be  classified,  net of income  taxes,  by their nature in the  financial  statements.  For the Company, other  comprehensive  income includes  primarily  foreign  currency  translation adjustments and unrealized gains on investments.  Total comprehensive income for the three and six months  ended  September  30, 1998 and 1997 was as follows (in thousands):
                                                             Three Months Ended          Six Months Ended
                                                                September 30,              September 30,
                                                                   1998      1997         1998        1997
                                                             ------------------------------------------------
Net income (loss)                                            $(25,273)       $  41     $(21,573)    $(1,410)
                                                             ---------     --------    ---------    --------
Other comprehensive income (loss), net of tax
     Unrealized appreciation (depreciation) of
     investments                                               (1,008)         312         (230)      1,283
     Foreign currency translation adjustments                   3,965       (2,662)       2,652      (1,179)
                                                             ---------     --------    ---------    --------
Total other comprehensive income (loss)                         2,957       (2,350)       2,422         104
                                                             ---------     --------    ---------    --------

Total comprehensive loss                                     $(22,316)     $(2,309)    $(19,151)    $(1,306)
                                                             =========     ========    =========    ========


Note 6. Acquisitions

In July 1998, the Company acquired ABC Software AG and ABC Software GmbH (collectively "ABC"), independent distributors of entertainment, edutainment and application software in Switzerland and Austria, respectively, for approximately $9,466,000 in cash (net of cash acquired of $5,099,000) and $570,000 in other consideration. The transaction has been accounted for under the purchase method. The excess purchase price over the fair value of the net tangible assets acquired of approximately $7,377,000 was allocated to goodwill and is being amortized over 7 years.

In September 1998, the Company completed the acquisition of Westwood Studios, Inc. and certain assets of the Irvine, California - based Virgin Studio (collectively "Westwood") for approximately $122,688,000 in cash, including transaction expenses. The excess purchase price over of the net tangible liabilities assumed was $129,982,000 of which, based on management's estimates prepared in conjuction with a third party valuation consultant, $41,836,000 was allocated to purchased in-process research and development and $88,146,000 was allocated to other intangible assets. Amounts allocated to other intangibles include franchise trade names of $32,357,000, existing technology of $6,510,000, workforces of $1,680,000 and other goodwill of $47,599,000 and are being amortized over lives ranging from two to twelve years. Purchased in-process research and development includes the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this non-recurring item was expensed in the Consolidated Statement of Operations upon consummation of the acquisition. The non-recurring charge for in-process research and development reduced basic earnings per share by approximately $0.59 in the fiscal second quarter of 1999. The results of operations of Westwood and the estimated fair value of assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition.

In connection with the Westwood acquisition, the purchase price has been allocated to the assets and liabilities assumed based upon the fair values on the date of acquisition, as follows (in thousands):


Current assets                                 $   3,091
Property and equipment                             3,257
In process technology                             41,836
Other intangible assets                           88,146
Current liabilities                              (13,642)
                                               ----------
Total purchase price                           $ 122,688
                                               ==========

Note 7. Earnings Per Share

The following summarizes the computation of Basic Earnings Per Share ("EPS") and
Diluted   EPS.   Basic  EPS  is  computed  as  net   earnings   divided  by  the
weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential  dilution  that could occur from common  shares  issuable through stock-based compensation plans including stock options, restricted stock awards,  warrants and other  convertible  securities  using the  treasury  stock method (in thousands except per share amounts):
                                                  Three Months Ended            Six Months Ended
                                                     September 30,                September 30,
                                                   1998          1997           1998           1997
                                               ---------------------------------------------------------
Net income (loss)                                 $(25,273)     $   41       $(21,573)       $(1,410)

Shares used to compute net income
     (loss) per share:
Weighted average common shares                      60,642      58,528         60,471         58,427
Dilutive stock options                                   -       2,108              -              -
                                                  --------      ------       --------        -------
Dilutive potential common shares                    60,642      60,636         60,471         58,427
                                                  ========      ======       ========        =======

Net income (loss) per share:
Basic                                             $  (0.42)     $ 0.00       $  (0.36)       $ (0.02)
Diluted                                           $  (0.42)     $ 0.00       $  (0.36)       $ (0.02)

Due to the net loss reported for the three and six months ended September 30, 1998 and the six months ended September 30, 1997, stock options have been excluded from the Diluted EPS calculation. Had net income been reported in these periods, dilutive potential common shares would have been 63,425,000 and 63,208,000 for the three and six months ended September 30, 1998, and 60,275,000 for the six months ended September 30, 1997.

Note 8.  New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. The Company is determining the effect of SFAS 133 on its financial statements.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-1 to have a material impact on its results of operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and in particular Management's Discussion and
Analysis of  Financial  Condition  and Results of  Operations  contains  forward looking statements  regarding future events or the future financial  performance of the  Company  that  involve  certain  risks and  uncertainties  discussed  in
"Factors  Affecting Future  Performance"  below at pages 24 to 28, as well as in the  Company's  Annual  Report on Form 10-K for the fiscal  year ended March 31,
1998 as filed with the  Securities  and  Exchange  Commission  on June 26, 1998.
Actual events or the actual future results of the Company may differ  materially from any forward looking statement due to such risks and uncertainties.
Net Revenues                                           September 30,       September 30,
                                                            1998               1997             % change
                                                     ------------------- ------------------ -----------------
Consolidated Net Revenues
     Three Months Ended                                $245,763,000        $189,828,000             29.5%

     Six Months Ended                                  $423,984,000        $313,540,000             35.2%

North America Net Revenues
     Three Months Ended                                $187,081,000        $120,602,000             55.1%
       as a percentage of net revenues                        76.1%               63.5%

     Six Months Ended                                  $256,195,000        $176,851,000             44.9%
       as a percentage of net revenues                        60.4%               56.4%

International Net Revenues
     Three Months Ended                                $ 58,682,000        $ 69,226,000            (15.2%)
       as a percentage of net revenues                        23.9%               36.5%

     Six Months Ended                                  $167,789,000        $136,689,000             22.8%
       as a percentage of net revenues                        39.6%               43.6%

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

North America net revenues increased $66,479,000, or 55.1%, and $79,344,000, or 44.9%, for the three and six months ended September 30, 1998, respectively, compared to the same periods last year. This increase was due to strong sales of Nintendo 64 ("N64") and PlayStation titles including Madden NFL 99 and NASCAR 99 for both platforms which were both released in the second fiscal quarter. Total North America N64 revenues increased $44,388,000 and $49,951,000 for the three and six month periods, respectively, as compared to the same periods last year due to the release of two titles for this platform in the second fiscal quarter and one in the first fiscal quarter versus no releases in the same periods last year. For the three and six months ended September 30, 1998, PlayStation net revenues for North America increased $21,112,000 and
$37,029,000, respectively, in comparison to the same periods last year. Though North America's net revenues are expected to continue to grow in fiscal 1999, the Company does not expect to maintain these growth rates.

International net revenues decreased $10,544,000, or 15.2% for the three months ended September 30, 1998 compared to the same period last year. The decrease in international revenues was primarily attributable to lower sales in Europe as a result of the timing of available new product releases applicable to that marketplace. Total net revenues in Europe were $45,732,000 for the three months ended September 30, 1998 compared to $54,520,000 for the same period last year.

For the six months ended September 30, 1998, international net revenues increased $31,100,000, or 22.8%, compared to the same period last year. The increase in international revenues was attributable to a growth in sales in Europe and Japan primarily attributable to the success of World Cup 98 in Europe and FIFA: Road to World Cup 98 in Japan, respectively, which released in the quarter ended June 30, 1998. Total net revenues in Europe were $132,526,000 for the six months ended September 30, 1998 compared to $107,201,000 for the same period last year. For the six months ended September 30, 1998, Japan sales increased by 75.9% to $18,839,000 compared to $10,713,000 for the same period last year.

International sales were also affected by a decline in net revenue in Japan and the Asia Pacific regions due to weaknesses of local currencies compared to the prior year. Though sales in local currencies increased from the prior year, net revenues in the Asia Pacific region decreased by 9.7% to $8,061,000 for the three months ended September 30, 1998 compared to $8,929,000 for the same period last year. For the six months ended September 30, 1998, net revenues in Asia Pacific decreased 12.5% to $16,424,000 compared to $18,775,000 for the same period last year. Sales in Japan for the three months ended September 30, 1998 decreased by 15.4% to $4,889,000 primarily due to exchange rate comparisons. For the six months ended September 30, 1998, the exchange rate comparisons were offset by the success of FIFA: Road to World Cup 98, as noted above.

EA Studio Net Revenues:
32-bit Video Game Product Net Revenues
                                                          September 30,       September 30,
                                                               1998                1997           % change
                                                        ------------------- ------------------- -------------
     Three Months Ended                                   $ 98,228,000        $ 90,857,000          8.1%
      as a percentage of net revenues                            40.0%               47.9%

     Six Months Ended                                     $194,472,000        $134,087,000         45.0%
      as a percentage of net revenues                            45.9%               42.8%

The Company released seven 32-bit CD-video game products during the second quarter of fiscal 1999 comprised solely of titles for the PlayStation, including Madden NFL 99, NASCAR 99, NCAA Football 99, NHL 99 and Moto-Racer 2, compared to eight PlayStation and two Saturn games for the same period last year. The increase in 32-bit sales for the three and six months ended September 30, 1998 compared to the prior year was attributable to the greater installed base of PlayStation consoles, the related release of key titles for this platform during the quarter and strong catalog sales partially offset by a decline in Saturn revenues.

For the three and six months ended September 30, 1998, PlayStation sales were $97,891,000 and $193,848,000, respectively, compared to $85,645,000 and
$124,662,000 in the comprable prior year periods. For the three and six months ended September 30, 1998 PlayStation sales grew 14.3% and 55.5%, respectively. The Company expects revenues from PlayStation products to continue to grow in fiscal 1999, but as revenues for these products increase, the Company does not expect to maintain the rates achieved in fiscal 1998 again in fiscal 1999.

Net revenues from the sale of other 32-bit products, primarily from sales of products for Saturn, were $337,000 for the quarter ended September 30, 1998 compared to $5,212,000 for the same period in the prior year. For the six months ended September 30, 1998 and 1997 other 32-bit revenues were $624,000 and $9,425,000, respectively.

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
Personal Computer CD Product Net Revenues
                                                          September 30,       September 30,
                                                               1998                1997           % change
                                                        ------------------- ------------------- -------------
     Three Months Ended                                    $42,299,000         $42,320,000          0.0%
       as a percentage of net revenues                           17.2%               22.3%

     Six Months Ended                                      $81,509,000         $87,420,000         (6.8%)
       as a percentage of net revenues                           19.2%               27.9%

The Company released nine PC-CD titles in the second quarter of the current fiscal year for the IBM personal computer and compatibles including Need for Speed III: Hot Pursuit, compared to five for the same period last year.

Sales of PC-CD products for the three months ended September 30, 1998 were flat compared to the prior year as increased North America sales were offset by decreases in the international territories. The decrease in sales of PC-CD products for the six months ended September 30, 1998 is primarily attributable to a decline in sales of Maxis titles for this period.

64-bit Video Game Product Net Revenues
                                                          September 30,       September 30,
                                                               1998                1997           % change
                                                        ------------------- ------------------- -------------
     Three Months Ended                                    $43,586,000          $  700,000           N/M
       as a percent of net revenues                              17.7%                0.4%

     Six Months Ended                                      $64,533,000          $3,033,000           N/M
       as a percent of net revenues                              15.2%                1.0%

The Company released two N64 titles in the second quarter of the current fiscal year compared to no new releases in the prior year. For the three months ended September 30, 1998 the increase in N64 revenues was due to the release of Madden NFL 99 and NASCAR 99. For the six months ended September 30, 1998, net sales increased due to the successful first quarter release of World Cup 98 primarily in Europe. Sales of N64 products are expected to grow in fiscal 1999, but as revenues for these products increase, they may not grow at the current rate.

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

Affiliated Label Net Revenues
                                                          September 30,       September 30,
                                                               1998                1997           % change
                                                        ------------------- ------------------- -------------
     Three Months Ended                                    $56,665,000          $45,854,000        23.6%
       as a percentage of net revenues                           23.1%                24.2%

     Six Months Ended                                      $71,479,000          $71,896,000        (0.6%)
       as a percentage of net revenues                           16.9%                22.9%

The increase in Affiliated Label net revenues for the three months ended September 30, 1998 was primarily due to sales of Parasite Eve published by Square EA which was released in the second fiscal quarter of 1999 and the acquisition of ABC, an independent software distributor of primarily Affiliated Label products in Switzerland and Austria, in July 1998. This increase was partially offset by a decline in sales of Jurassic Park which released in the comparable prior year quarter. Additionally, the increase in AL sales for the three and six months ended September 30, 1998 was offset as the prior year periods included sales of products from Creative Wonders, an affiliate which was sold in the third fiscal quarter of 1998.


Cost of Goods Sold
                                                          September 30,        September 30,
                                                               1998                1997            % change
                                                        ------------------- -------------------- --------------
     Three Months Ended                                    $134,299,000         $103,641,000        29.6%
       as a percentage of net revenues                            54.6%                54.6%

     Six Months Ended                                      $221,888,000         $165,953,000        33.7%
       as a percentage of net revenues                            52.3%                52.9%

Cost of goods sold as a percentage of net revenues for the three months ended September 30, 1998 was comparable to the same period last year due to an increase in sales of N64 products, offset by a decrease in sales of PC-CD products. For the six months ended September 30, 1998, cost of goods sold as a percentage of revenues decreased due to an increase in sales of PlayStation products, offset by a decrease in sales of higher margin PC-CD products and an increase in lower margin N64 product sales

Marketing and Sales
                                                          September 30,       September 30,
                                                               1998                1997           % change
                                                        ------------------- ------------------- --------------
     Three Months Ended                                    $33,523,000          $29,032,000         15.5%
       as a percentage of net revenues                           13.6%                15.3%

     Six Months Ended                                      $67,167,000          $55,668,000         20.7%
       as a percentage of net revenues                           15.8%                17.8%

The increase in marketing and sales expenses for the three and six months ended September 30, 1998 was primarily attributable to increased television and print advertising to support new releases and increased cooperative advertising associated with higher revenues in North America and Europe as compared to the prior year periods. Marketing and sales expenses also increased due to additional headcount related to the continued expansion of the Company's worldwide distribution business. Increases were partially offset by savings attributable to the acquisition of Maxis, Inc. in July, 1997.

General and Administrative
                                                          September 30,       September 30,
                                                               1998                1997           % change
                                                        ------------------- ------------------- --------------
     Three Months Ended                                    $16,395,000          $13,191,000         24.3%
       as a percentage of net revenues                            6.7%                 6.9%

     Six Months Ended                                      $31,812,000          $25,080,000         26.8%
       as a percentage of net revenues                            7.5%                 8.0%

The increase in general and administrative expenses for the three and six months ended September 30, 1998 was due primarily to an increase in headcount and occupancy costs to support the increase in growth in Europe and North America operations.

Research and Development
                                                          September 30,       September 30,
                                                               1998                1997           % change
                                                        ------------------- ------------------- --------------
     Three Months Ended                                    $48,349,000          $36,252,000         33.4%
       as a percentage of net revenues                           19.7%                19.1%

     Six Months Ended                                      $84,591,000          $63,934,000         32.3%
       as a percentage of net revenues                           20.0%                20.4%

The increase in research and development expenses for the three and six months ended September 30, 1998 was due to additional headcount related expenses attributable to the acquisition of Westwood Studios Inc. and certain assets of the Irvine, California - based Vigin Studio (collectively "Westwood") in September 1998 and Tiburon Entertainment, Inc. in April 1998, higher development costs per title and an increase in support for Ultima Online.

Charge for Acquired In-Process Technology
                                                          September 30,       September 30,
                                                               1998                1997           % change
                                                        ------------------- ------------------- --------------

     Three Months Ended                                    $41,836,000              $-               N/M
       as a percentage of net revenues                           17.0%             N/A

     Six Months Ended                                      $44,115,000              $-               N/M
       as a percentage of net revenues                           10.4%             N/A

In connection with the purchase of Westwood in September 1998, the Company allocated $41,836,000 of the $122,688,000 purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, this amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. Westwood had three major PC-CD projects in progress at the time of the acquisition including two in the best-selling franchise Command and Conquer and one in the critically acclaimed Lands of Lore series. Costs to complete these projects, as well as several other projects acquired, are expected to be approximately $9.1 million, $10.6 million and $1.0 million in fiscal 1999, 2000 and 2001, respectively. The Company currently expects to complete the development of these projects at various dates through fiscal 2001 and to publish the products upon completion.

The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities necessary to establish that the product can be produced to meet its design requirements including functions, features and technical performance requirements. Though the Company currently expects that the acquired in process technology will be successfully developed, there can be no assurance that commercial or technical viability of these products will be achieved. Furthermore, future developments in the entertainment software industry, changes in computer or videogame console technology, changes in other product offerings or other developments may cause the Company to alter or abandon these plans.

The value assigned to purchased in-process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting risk adjusted revenues considering the completion percentage, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present values. The completion percentages were estimated based on cost incurred to date, importance of the completed development tasks and the elapsed portion of the total project time. The revenue projection used to value the in-process research and development is based on unit sales forecasts for worldwide sales territories and adjusted to consider only the revenue related to development achievements completed at the acquisition date. Net cash flow estimates include cost of goods sold and sales, marketing and general and administrative expenses and taxes forecasted based on historical operating characteristics. In addition, net cash flow estimates were adjusted to allow for fair return on working capital and fixed assets, charges for franchise and technology leverage and return on other intangibles. An appropriate risk adjusted discount rate was used to discount the net cash flows back to their present value. The remaining identified intangibles will be amortized on a straight-line basis over two to twelve years based on expected useful lives of franchise tradenames, existing products and technologies, retention of workforce, and other intangible assets. If these projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects. In addition, the value of other acquired intangible assets may also become impaired.

For the six months ended September 30, 1998, the charge for in-process research and development also included write-offs associated with the acquisition of two software development companies in the first quarter of fiscal 1999.

Amortization of Intangibles
                                                          September 30,       September 30,
                                                               1998                1997           % change
                                                        ------------------- ------------------- --------------
     Three Months Ended                                    $906,000                 $-               N/M
       as a percentage of net revenues                         0.4%                N/A

     Six Months Ended                                      $906,000                 $-               N/M
       as a percentage of net revenues                         0.2%                N/A

Amortization of intangibles results from the acquisitions of Westwood and ABC in the second quarter of fiscal 1999.

Interest and Other Income, Net
                                                           September 30       September 30,
                                                               1998                1997           % change
                                                        ------------------- ------------------- --------------
     Three Months Ended                                    $3,750,000           $3,142,000          19.4%
       as a percentage of net revenues                           1.5%                 1.7%

     Six Months Ended                                      $6,565,000           $5,692,000          15.3%
       as a percentage of net revenues                           1.5%                 1.8%

For the three and six months ended September 30, 1998, the increase in interest and other income, net, was primarily attributable to the equity in the net loss of Creative Wonders, an affiliate company sold in December 1997, compared to the equity in the net income of Square Electronic Arts, LLC in the comparable current year periods.

Income Taxes
                                                          September 30,       September 30,
                                                               1998                1997           % change
                                                        ------------------- ------------------- --------------
     Three Months Ended                                    ($563,000)           $  21,000            N/M
       effective tax rate                                       2.2%               34.5%

     Six Months Ended                                      $1,372,000           ($757,000)           N/M
       effective tax rate                                       (6.9%)              34.5%

The Company's effective tax rate for the three and six months ended September 30, 1998 was negatively affected as there was no tax benefit recorded for a portion of the charges related to the acquired in-process technology. Excluding the effect of these charges, the effective tax rate for the three and six months ended September 30, 1998 would have been 33.0% as compared to a 34.5% tax rate in the corresponding prior year periods. The lower rate of 33.0% results primarily from having a higher estimated proportion of international income subject to a lower foreign effective tax rate for the fiscal year.

Minority Interest in Consolidated Joint Venture

                                                          September 30,       September 30,
                                                               1998                1997           % change
                                                        ------------------- ------------------- --------------
     Three Months Ended                                     ($41,000)                $-              N/M
       as a percentage of net revenues                           0.0%               N/A

     Six Months Ended                                      ($271,000)            $28,000             N/M
       as a percentage of net revenues                         (0.1%)               0.0%

In the first quarter of fiscal 1999, the Company formed EA Square KK which is seventy percent owned by the Company and thirty percent owned by Square Co. Ltd. ("Square"), a third party video game console software publisher in Japan. The minority interest for the three and six months ended September 30, 1998 represents Square's 30% interest in the net income of EA Square KK.

For the three and six months ended September 30, 1997, the minority interest represented the 35% interest in Electronic Arts Victor ("EAV") owned by Victor Entertainment Industries, Inc. ("VEI"). The Company acquired the remaining 35% minority ownership interest in EAV held by VEI in December 1997. No minority interest in EAV was recorded for the losses generated in the three months ended September 30, 1997 as VEI's interest in the net equity of EAV had fallen below zero.

Net Income (Loss)
                                                          September 30,       September 30,
                                                               1998                1997           % change
                                                        ------------------- ------------------- --------------
     Three Months Ended                                    ($25,273,000)         $   41,000          N/M
       as a percentage of net revenues                           (10.3%)               0.0%

     Six Months Ended                                      ($21,573,000)        ($1,410,000)         N/M
       as a percentage of net revenues                            (5.1%)              (0.4%)

The decrease in net income for the three and six months ended September 30, 1998 as compared to the prior year period was primarily related to the charges for acquired in-process technology as well as higher product development costs associated with the acquisition of new studios partially offset by higher revenues and gross profits. For the three and six months ended September 30, 1997, net income was reduced by merger costs in the amount of $10,792,000 associated with the acquisition of Maxis, Inc.

Liquidity and Capital Resources

As of September 30, 1998, the Company's working capital was $255,421,000 compared to $408,098,000 at March 31, 1998. Cash and short-term investments decreased by approximately $214,221,000 during the six months ended September 30, 1998 as the Company used $30,586,000 of cash in operations and $67,871,000 in capital expenditures, $134,493,000 in the acquisition of new subsidiaries offset by proceeds from the Company's employee stock programs.

Reserves for bad debts and sales returns increased from $51,575,000 at March 31, 1998 to $56,543,000 at September 30, 1998. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

The Company's principal source of liquidity is $160,339,000 in cash and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements for the foreseeable future.

Year 2000 Readiness Disclosure

         Background of Year 2000 Issues

         Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because such systems may have been developed using two digits rather than four to determine the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such "Year 2000" requirements.

         State of Readiness

         The Company's business is dependent on the operation of numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others: hardware and software systems used by the Company to deliver products to its customers communications networks such as the Internet and private intranets, which the Company depends on to receive orders from products to its customers; the internal systems of the Company's customers and suppliers; products sold to customers; the hardware and software systems used internally by the Company in the management of its business; and non-information technology systems and services used by the Company in the management of its business, such as power, telephone systems and building systems.

         Based on an analysis of the systems potentially impacted by conducting business in the twenty-first century, the Company is applying a phased approach to making such systems, and accordingly, the Company's operations, ready for the year 2000. Beyond awareness of the issues and scope of systems involved, the phases of activities in progress include: an assessment of specific underlying computer systems, programs and hardware; renovation replacement or redeployment of Year 2000 non-compliant technology; validation and testing of technologically compliant Year 2000 solutions; and implementation of the Year 2000 compliant systems.

         As a third party providing software products, the Company is dependent on the hardware and software products used to deliver such products and services. If such products are inoperable due to Year 2000 issues, the Company's business, financial condition and results of results operations could be adversely affected. An inventory of the Company's internal business systems has been completed and planned software and hardware upgrades to ensure Year 2000 compliance are in process. The upgrades to these systems are expected to be completed by June 1999.

         Costs

         To date the Company has not incurred significant costs directly related to Year 2000 issues, even in cases where non-compliant information technology systems were redeployed or replaced.

The Company believes that future expenditures to upgrade internal systems and applications will not have a material adverse effect on its business, financial condition and results of operations and are primarily included within the Company's ongoing system development plan. In addition, while the potential costs of redeploying personnel and of any delays in implementing other projects is not known, the costs are anticipated to be immaterial.

         Risks of the Year 2000 Issues

         The Company's financial information systems include an integrated suite of business applications developed and supported by Oracle Corporation. These applications systems currently support daily operations in the United States and Europe. Based on representations made by Oracle Corporation and upon limited tests by the Company, the Company believes these systems to be Year 2000 compliant.

         The Company believes its software products are Year 2000 compliant; however, success of the Company's Year 2000 compliance efforts may depend on the success of its customers dealing with their Year 2000 issues. Customer difficulties with Year 2000 issues might require the Company to devote additional resources to resolve underlying problems. Failures of the Company's and/or third parties' computer systems could have a material adverse impact on the Company's ability to conduct business. For example, a significant percentage of purchase orders received from the Company's customers are computer generated and electronically transmitted. In addition, the Year 2000 could affect the ability of consumers to use the PC based products sold by the Company. If the computer systems on which the consumers use the Company's products are not Year 2000 compliant, such noncompliance could affect the consumers ability to use such products.

         Contingency Plans

         The Company continues to assess certain of its Year 2000 exposure areas in order to determine what additional steps beyond those identified by the Company's internal review in the United States are advisable. The Company does not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. Any failure of the Company to address any unforeseen Year 2000 issue could adversely affect the Company's business, financial condition and results of operations.

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies (the "legacy currency") and the one common legal currency known as the "Euro". From January 1, 1999 through June 30, 2002 the countries will be able to use their legacy currencies or the Euro to transact business. By July 1, 2002, at the latest, the conversion to the Euro will be complete at which time the legacy currencies will no longer be legal tender. The conversion to the Euro will eliminate currency exchange rate risk between the member countries.

The Company does not anticipate any material impact from the Euro conversion on its financial information systems which currently accommodate multiple currencies. Computer software changes necessary to comply with the Year 2000 issue are generally compliant to the Euro conversion issue. Due to numerous uncertainties, the Company cannot reasonably estimate the effect that the Euro conversion issue will have on its pricing or market strategies, and the impact, if any, it will have on its financial condition and result of operations.

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

Development. Product development schedules, particularly for new hardware platforms and high-end multimedia PCs are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. CD-ROM products frequently include more content and are more complex, time-consuming and costly to develop and, accordingly, cause additional development and scheduling risk than earlier generation products. For example, Populous 3 for PC-CD and PlayStation were scheduled for shipment in the fiscal year ended March 31, 1998 are now expected to ship in the fiscal year ending March 31, 1999. Also, SimCity 3000, the follow on product to SimCity 2000, was expected to ship in fiscal 1998, at the time of the merger with Maxis. Due to additional development delays, it is anticipated that this product may not ship until the fourth fiscal quarter of 1999. Additionally, development risks for CD-ROM products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. The Company's revenues and earnings are dependent on its ability to meet its product release schedule. Its failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations for any individual quarter and the fiscal year.

Platform Changes. A large portion of the Company's revenues are derived from the sale of products designed to be played on proprietary video game platforms such as the PlayStation and the N64. The interdependent nature of the Company's business and that of its hardware licensors brings significant risks to the Company's business. The success of the Company's products is significantly affected by market acceptance of the new video game hardware systems and the life span of older hardware platforms, and the Company's ability to accurately predict these factors with respect to each platform. In some cases, the Company will have expended a large amount of development and marketing resources on products designed for new video game systems that have not yet achieved large installed bases or will have continued product development for older hardware platforms that may have shorter life cycles than the Company expected. Conversely, if the Company does not choose to develop for a platform that achieves significant market acceptance, or discontinues development for a platform that has a longer life cycle than expected, the Company's revenue growth may be adversely affected. For example, Sega has announced that it will introduce its next generation console platform, Dreamcast, in Japan in December 1998, and it is expected to be released in North America in late calendar 1999. The market acceptance of this platform may affect the revenue growth on other platforms for which the Company currently develops.

Multiplayer Online Gaming. While the Company does not currently derive significant revenues from online games, the Company believes that multiplayer online gaming will become a more significant factor in the Company's business and in the interactive gaming business generally in the future. Online gaming, and particularly multiplayer online gaming such as the Company's Ultima Online product, has at least four general areas of risk not currently associated with most packaged good sales. First, the speed and reliability of the internet and the performance of the players' internet service provider are not controlled by the Company but impact game performance. Second, in "massively multiplayer" games such as Ultima Online, unanticipated player conduct significantly affects the performance of the game, and social issues raised by players' conduct frequently determine player satisfaction. The Company's ability to effectively proctor such games is uncertain. Third, the current business model is as yet experimental and maybe unsustainable; whether revenues will continue to be sufficient to maintain the significant support, service and product enhancement demands of online users is uncertain. The Company has little experience in pricing strategies for online games or in predicting usage patterns of its customers. Finally, the legal standards that may apply to online products are uncertain; the Company has recently been sued in an action alleging defects in Ultima Online, regulation of the internet and the content it carries is regularly proposed by various legislators, and piracy of online games is difficult to prosecute under existing intellectual property laws. The viability of this segment, generally, and the Company's ability to compete in the segment will depend significantly on these and other factors outside the Company's control.

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

Gross Margins. Though gross margins for the Company's products as a whole increased for the six months ended September 30, 1998, the Company expects that margins may be comparable to or decline from fiscal 1998 levels for several reasons. First, the mix in sales of the Company's products has a significant effect on gross margins. As the Company releases more N64 products, which carry significantly lower margins due to high cost of goods, overall gross margins may decline. Similarly, if the proportion of AL revenues increases in relation to other revenues, margins may also decline. Further, gross margins continue to be affected by increases in professional and celebrity license fees and royalties. Also, while the costs of development of new products for 32-bit and 64-bit systems have increased, overall costs of goods are not declining significantly. For products on platforms for which the Company is required to purchase its goods from the hardware companies, the Company is unable to achieve cost reductions through manufacturing efficiencies, and in addition, pays manufacturing royalties to hardware companies. Additionally, retailers continue to require significant price protection for products. With an increasing number of titles available for advanced platforms, such requirements for price protection may increase. The Company also anticipates that retail and wholesale prices for interactive entertainment products may decrease and gross margins may be further adversely affected.

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

Employees. Competition for employees in the interactive software business continues to be intense. Large software and media companies frequently offer significantly larger cash compensation than does the Company, placing pressure on the Company's base salary and cash bonus compensation. Small start-up companies such as those proliferating in the online business areas offer significant potential equity gains which are difficult for more mature companies like the Company to match without significant stockholder dilution. While executive turnover decreased in fiscal 1998 and for the six months ended September 30, 1998 as compared to prior periods, many key executives continue to experience intense recruiting pressure. There can be no assurance that the Company will be able to continue to attract and retain enough qualified employees in the future.

Foreign Sales and Currency Fluctuations. For the six months ended September 30, 1998 and the fiscal year ended March 31, 1998, international net revenues comprised 40% and 43% of total consolidated net revenues, respectively. The Company expects foreign sales to continue to account for a significant portion of the Company's revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. As a result of current economic conditions in Asia, the Company is subject to additional foreign currency risk. Though the Company does not currently derive a significant portion of revenues and operating profits from sales in Asia and other developing countries, the Company's foreign currency exposure may increase as the Company's operations in these countries grow and if current economic trends in Asia continue. There can be no assurance that these or other factors will not have an adverse effect on the Company's future operating results.

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

Fluctuations in Stock Price. Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. As a result of the factors discussed in this quarterly report and other factors that may arise in the future, the market price of the Company's common stock historically has been, and may continue to be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer, software, entertainment, media or electronics industries or the securities markets in general. For example, during the fiscal year ended March 31, 1998 the price per share of the Company's common stock ranged from $20.13 to $46.94 and from $38.13 to $55.56 during the six months ended September 30, 1998.

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

(a)      Exhibits:  None
(b)      Reports on Form 8-K:  None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ELECTRONIC ARTS INC.
                                   (Registrant)






                                   /s/ E. STANTON MCKEE
                                   --------------------
DATED:                             E. STANTON MCKEE
November 13, 1998                  Executive Vice President and
                                   Chief Financial and Administrative Officer
                                   (Principal Accounting Officer)