Form 10-Q
period 1998-12-31
ELECTRONIC ARTS INC
filed 1999-02-16
CIK 712515

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the Quarterly Period Ended December 31, 1998

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

                  YES    X                           NO
                       -----                             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
         Class of Common Stock                       February 9, 1999
         ---------------------                       -----------------
         $0.01 par value per share                      61,180,007


                                         ELECTRONIC ARTS INC. AND SUBSIDIARIES


                                                         INDEX

Part I - Financial Information                                                                   Page
------------------------------                                                                   ----

Item 1.     Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at
                     December 31, 1998 and March 31, 1998                                          3

                  Condensed Consolidated  Statements of Operations for the Three
                     Months Ended December 31, 1998 and 1997 and the Nine Months
                     Ended December 31, 1998 and 1997                                              4

                  Condensed Consolidated Statements of Cash Flows for
                     the Nine Months Ended December 31, 1998 and 1997                              5

                  Notes to Condensed Consolidated Financial Statements                             7

Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                    12

Part II - Other Information

Item 1.     Legal Proceedings                                                                      29
Item 4.     Submission of Matters to a Vote of Security Holders                                    29

Item 6.     Exhibits and Reports on Form 8-K                                                       29

Signatures                                                                                         30

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                                         ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (Dollars in thousands)
                                                      (unaudited)

                                                        ASSETS
                                                                                                   December 31,            March 31,
                                                                                                       1998                 1998
                                                                                                     ---------            ---------
Current assets:
     Cash, cash equivalents and short-term investments                                               $ 201,236            $ 374,560
     Marketable securities                                                                               2,644                3,721
     Receivables, less allowances of $95,691 and $51,575, respectively                                 314,650              139,374
     Inventories                                                                                        30,249               19,626
     Other current assets                                                                               67,318               52,530
                                                                                                     ---------            ---------
       Total current assets                                                                            616,097              589,811

Property and equipment, net                                                                            169,227              105,095
Long-term investments                                                                                   24,200               24,200
Investments in affiliates                                                                               25,559               20,541
Intangibles and other assets                                                                           101,407                6,034
                                                                                                     ---------            ---------
                                                                                                     $ 936,490            $ 745,681
                                                                                                     =========            =========

                                   LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                                $  70,581            $  56,233
     Accrued liabilities                                                                               221,707              125,480
                                                                                                     ---------            ---------
       Total current liabilities                                                                       292,288              181,713

Minority interest in consolidated joint venture                                                          2,949                 --

Stockholders' equity:
     Preferred stock, $0.01 par value.  Authorized 1,000,000 shares                                       --                   --
     Common stock, $0.01 par value.  Authorized 104,000,000 shares;
       issued and outstanding 61,063,609 and 60,159,601, respectively                                      611                  602
     Paid-in capital                                                                                   259,722              234,294
     Retained earnings                                                                                 381,498              330,540
     Accumulated other comprehensive loss                                                                 (578)              (1,468)
                                                                                                     ---------            ---------
       Total stockholders' equity                                                                      641,253              563,968
                                                                                                     ---------            ---------
                                                                                                     $ 936,490            $ 745,681
                                                                                                     =========            =========



                               See accompanying notes to condensed consolidated financial statements.

                                                                 3


                                                ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In thousands, except per share data)
                                                             (unaudited)


                                                                            Three Months Ended                 Nine Months Ended
                                                                               December 31,                       December 31,
                                                                         1998              1997            1998              1997
                                                                      --------------------------------------------------------------

Net revenues                                                          $ 520,155         $ 391,245        $ 944,139         $ 704,785
Cost of goods sold                                                      273,772           210,799          495,660           376,752
                                                                      ---------         ---------        ---------         ---------
     Gross profit                                                       246,383           180,446          448,479           328,033
                                                                      ---------         ---------        ---------         ---------

Operating expenses:
   Marketing and sales                                                   56,451            45,027          123,618           100,695
   General and administrative                                            23,195            17,578           55,007            42,658
   Research and development                                              61,819            45,358          146,410           109,292
   Amortization of intangibles                                            2,479              --              3,385              --
   Charge for acquired in-process technology                               --               1,500           44,115             1,500
   Merger costs                                                            --                --               --              10,792
                                                                      ---------         ---------        ---------         ---------
       Total operating expenses                                         143,944           109,463          372,535           264,937
                                                                      ---------         ---------        ---------         ---------
     Operating income                                                   102,439            70,983           75,944            63,096
Interest and other income, net                                            3,942            16,558           10,507            22,250
                                                                      ---------         ---------        ---------         ---------
     Income before provision for income taxes
       and minority interest                                            106,381            87,541           86,451            85,346
Provision for income taxes                                               33,800            28,921           35,172            28,164
                                                                      ---------         ---------        ---------         ---------
     Income before minority interest                                     72,581            58,620           51,279            57,182
Minority interest in consolidated
  joint venture                                                             (50)             --               (321)               28
                                                                      ---------         ---------        ---------         ---------
      Net income                                                      $  72,531         $  58,620        $  50,958         $  57,210
                                                                      =========         =========        =========         =========

Net income per share:
Basic                                                                 $    1.19         $    0.99        $    0.84         $    0.98
                                                                      =========         =========        =========         =========
Diluted                                                               $    1.15         $    0.96        $    0.81         $    0.94
                                                                      =========         =========        =========         =========

Number of shares used in computation:
Basic                                                                    60,936            58,961           60,621            58,615
                                                                      =========         =========        =========         =========
Diluted                                                                  63,229            61,134           63,210            60,571
                                                                      =========         =========        =========         =========

                               See accompanying notes to condensed consolidated financial statements.

                                                                 4


                                         ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Dollars in thousands)
                                                      (unaudited)
                                                                                                               Nine Months
                                                                                                            Ended December 31,
                                                                                                         1998               1997
                                                                                                       ---------          ---------
Operating activities:
   Net income                                                                                          $  50,958          $  57,210
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
         Minority interest in consolidated joint venture                                                     321                (28)
         Equity in net loss of affiliates                                                                    110              1,162
         Gain on sale of affiliate                                                                          --              (12,625)
         Depreciation and amortization                                                                    31,145             20,393
         (Gain) loss on sale of fixed assets                                                              (3,871)               480
         Loss on disposition of assets related to merger                                                    --                5,607
         Gain on sale of marketable securities                                                            (1,454)            (3,757)
         Provision for doubtful accounts                                                                   5,428              4,061
         Charge for acquired in-process technology                                                        44,115              1,500
         Change in assets and liabilities, net of acquisitions:
              Receivables                                                                               (176,546)          (174,074)
              Inventories                                                                                 (6,591)           (14,386)
              Other assets                                                                               (13,434)            (2,786)
              Accounts payable                                                                             8,322             52,041
              Accrued liabilities                                                                         83,749             64,110
              Deferred income taxes                                                                          478                 53
                                                                                                       ---------          ---------
                Net cash provided by (used in) operating activities                                       22,730             (1,039)
                                                                                                       ---------          ---------

Investing activities:
   Proceeds from sale of furniture and equipment                                                           8,234                 25
   Proceeds from sales of marketable securities                                                            1,818              6,824
   Purchase of marketable securities                                                                        --               (2,762)
   Capital expenditures                                                                                  (95,697)           (25,358)
   Investment in affiliates                                                                               (5,128)            17,079
   Purchase of held to maturity securities                                                                  --               (1,008)
   Proceeds from maturity of securities                                                                   17,271              6,451
   Change in short-term investments, net                                                                 117,551             (4,428)
   Acquisition of Westwood Studios, Inc.                                                                (122,688)              --
   Acquisition of other subsidiaries, net of cash acquired                                               (11,805)            (3,225)
                                                                                                       ---------          ---------
                Net cash used in investing activities                                                    (90,444)            (6,402)
                                                                                                       ---------          ---------

Financing activities:
   Proceeds from sales of shares through employee stock
        and other plans                                                                                   21,374             19,306
   Tax benefit from exercise of stock options                                                              4,063              2,789
   Proceeds from minority interest investment in consolidated
        joint venture                                                                                      2,109                --
                                                                                                       ---------          ---------
                Net cash provided by financing activities                                                 27,546             22,095
                                                                                                       ---------          ---------

Translation adjustment                                                                                     1,666             (1,134)
                                                                                                       ---------          ---------
Increase (decrease) in cash and cash equivalents                                                         (38,502)            13,520
Beginning cash and cash equivalents                                                                      215,963            141,996
                                                                                                       ---------          ---------
Ending cash and cash equivalents                                                                         177,461            155,516
Short-term investments                                                                                    23,775            132,297
                                                                                                       ---------          ---------
Ending cash, cash equivalents and short-term investments                                               $ 201,236          $ 287,813
                                                                                                       =========          =========

                                                                 5

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)
                                   (unaudited)

                                                            Nine Months
                                                         Ended December 31,
                                                        1998           1997
                                                     -------------------------

Supplemental cash flow information:
   Cash paid during the year for income taxes          $22,325        $ 4,348
                                                       =======        =======

Non-cash investing activities:
   Change in unrealized appreciation of investments    $  (713)       $(2,115)
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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Electronic Arts Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1998 as filed with the Securities and Exchange Commission ("Commission") on June 26, 1998 and other documents filed with the Commission.

Note 2. Inventories

     Inventories are stated at the lower of cost or market. Inventories at December 31, 1998 and March 31, 1998 consisted of (in thousands):

                                            December 31, 1998     March 31, 1998
                                            -----------------     --------------
Finished goods                                        $25,544          $17,234
Raw materials and work in process                       4,705            2,392
                                                      -------          -------
                                                      $30,249          $19,626
                                                      =======          =======

Note 3.  Accrued Liabilities

Accrued liabilities at December 31, 1998 and March 31, 1998 consisted of (in thousands):

                                           December 31, 1998      March 31, 1998
                                           -----------------      --------------
Accrued expenses                                    $ 64,667            $ 25,872
Accrued royalties                                     63,693              36,830
Accrued compensation and benefits                     42,072              29,318
Accrued income taxes                                  27,853              26,095
Deferred revenue                                      13,606               2,797
Warranty reserve                                       8,456               3,462
Deferred income taxes                                  1,360               1,106
                                                    --------            --------
                                                    $221,707            $125,480
                                                    ========            ========

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note  4.  Operations by Geographic Areas

The Company operates in one industry segment. Information about the Company's operations in North America, Europe, Asia Pacific and Japan for the three and nine months ended December 31, 1998 and 1997 is presented below (in thousands).


                                                          North                      Asia
                                                         America       Europe       Pacific       Japan     Eliminations      Total
                                                         --------     --------     --------     --------      --------      --------
Three months ended December 31, 1998
------------------------------------
Net revenues from unaffiliated customers                 $302,060     $195,856     $ 13,811     $  8,428      $   --        $520,155

Intersegment net revenues                                   6,792        4,799          716         --         (12,307)         --
                                                         --------     --------     --------     --------      --------      --------
     Total net revenues                                  $308,852     $200,655     $ 14,527     $  8,428      $(12,307)     $520,155
                                                         ========     ========     ========     ========      ========      ========

Operating income                                         $ 35,914     $ 63,415     $  3,053     $     57      $   --        $102,439

Identifiable assets                                      $569,275     $326,544     $ 20,234     $ 20,437      $   --        $936,490

Nine months ended December 31, 1998
-----------------------------------
Net revenues from unaffiliated customers                 $558,255     $328,382     $ 30,235     $ 27,267      $   --        $944,139

Intersegment net revenues                                  14,008        9,643          716           12       (24,379)         --
                                                         --------     --------     --------     --------      --------      --------
     Total net revenues                                  $572,263     $338,025     $ 30,951     $ 27,279      $(24,379)     $944,139
                                                         ========     ========     ========     ========      ========      ========

Operating income                                         $ 17,289     $ 52,372     $  3,430     $  2,853      $   --        $ 75,944

Three months ended December 31, 1997
------------------------------------
Net revenues from unaffiliated customers                 $230,079     $140,778     $ 15,070     $  5,318      $   --        $391,245
Intersegment net revenues                                  25,127        2,187          141          109       (27,564)         --
                                                         --------     --------     --------     --------      --------      --------
     Total net revenues                                  $255,206     $142,965     $ 15,211     $  5,427      $(27,564)     $391,245
                                                         ========     ========     ========     ========      ========      ========

Operating income (loss)                                  $ 45,206     $ 24,001     $  3,379     $ (1,603)     $   --        $ 70,983

Identifiable assets                                      $541,576     $204,554     $ 24,036     $ 10,611      $   --        $780,777

Nine months ended December 31, 1997
-----------------------------------
Net revenues from unaffiliated customers                 $406,930     $247,979     $ 33,845     $ 16,031      $   --        $704,785
Intersegment net revenues                                  42,251        7,586          486          109       (50,432)         --
                                                         --------     --------     --------     --------      --------      --------
     Total net revenues                                  $449,181     $255,565     $ 34,331     $ 16,140      $(50,432)     $704,785
                                                         ========     ========     ========     ========      ========      ========

Operating income (loss)                                  $ 29,689     $ 32,218     $  7,124     $ (5,935)     $   --        $ 63,096


The increase in the operating income in Europe and decrease in the operating income in North America for the three and nine months ended December 31, 1998 as compared to the prior year periods was attributable to the allocation of certain research and development expenses relative to a new worldwide cost sharing agreement.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 5. Comprehensive Income

Other comprehensive income includes primarily foreign currency translation adjustments and unrealized gains (losses) on investments. Total comprehensive income for the three and nine months ended December 31, 1998 and 1997 was as follows (in thousands):

                                                                            Three Months Ended              Nine Months Ended
                                                                                December 31,                    December 31,
                                                                          1998             1997              1998            1997
                                                                        -----------------------------------------------------------
Net income                                                              $ 72,531         $ 58,620         $ 50,958         $ 57,210
                                                                        --------         --------         --------         --------
Other comprehensive income (loss), net of tax
     Unrealized depreciation of investments                                  (27)          (2,648)            (257)          (1,365)
     Foreign currency translation adjustments                             (1,505)              46            1,147           (1,133)
                                                                        --------         --------         --------         --------
Total other comprehensive income (loss)                                   (1,532)          (2,602)             890           (2,498)
                                                                        --------         --------         --------         --------

Total comprehensive income                                              $ 70,999         $ 56,018         $ 51,848         $ 54,712
                                                                        ========         ========         ========         ========


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

In September 1998, the Company completed the acquisition of Westwood Studios, Inc. and certain assets of the Irvine, California - based Virgin Studio (collectively "Westwood") for approximately $122,688,000 in cash, including transaction expenses. The preliminary allocation of the excess purchase price over the net tangible liabilities assumed was $129,982,000 of which, based on management's estimates prepared in conjunction with a third party valuation consultant, $41,836,000 was allocated to purchased in-process research and development and $88,146,000 was allocated to other intangible assets. Amounts allocated to other intangibles include franchise trade names of $32,357,000, existing technology of $6,510,000, workforces of $1,680,000 and other goodwill of $47,599,000 and are being amortized over lives ranging from two to twelve years. Purchased in-process research and development includes the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this non-recurring item was expensed in the Consolidated Statement of Operations upon consummation of the acquisition. The non-recurring charge for in-process research and development reduced basic earnings per share by approximately $0.59 in the fiscal second quarter of 1999. The results of operations of Westwood and the estimated fair value of assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

In connection with the Westwood acquisition, the purchase price has been allocated to the assets and liabilities assumed based upon the fair values on the date of acquisition, as follows (in thousands):


Current assets                                                        $   3,091
Property and equipment                                                    3,257
In-process technology                                                    41,836
Other intangible assets                                                  88,146
Current liabilities                                                     (13,642)
                                                                      ---------
Total purchase price                                                  $ 122,688
                                                                      =========



Note 7. Earnings Per Share

The following summarizes the computation of Basic Earnings Per Share ("EPS") and
Diluted   EPS.   Basic  EPS  is  computed  as  net   earnings   divided  by  the
weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential  dilution  that could occur from common  shares  issuable through stock-based compensation plans including stock options, restricted stock awards,  warrants and other  convertible  securities  using the  treasury  stock method (in thousands, except per share amounts):

                                                                             Three Months Ended               Nine Months Ended
                                                                                 December 31,                    December 31,
                                                                            1998            1997              1998            1997
                                                                         ------------- ------------- --------------- --------------
Net income                                                                $72,531          $58,620          $50,958          $57,210

Shares used to compute net income per share:
Weighted average common shares                                             60,936           58,961           60,621           58,615
Dilutive stock options                                                      2,293            2,173            2,589            1,956
                                                                          -------          -------          -------          -------
Dilutive potential common shares                                           63,229           61,134           63,210           60,571
                                                                          =======          =======          =======          =======

Net income per share:
Basic                                                                     $  1.19          $  0.99          $  0.84          $  0.98
Diluted                                                                   $  1.15          $  0.96          $  0.81          $  0.94

Excluded from the above computation of weighted-average shares for diluted EPS were options to purchase 2,228,208 and 391,693 shares of common stock during the three and nine months ended December 31, 1998, respectively, and 409,106 and 1,367,334 shares during the three and nine months ended December 31, 1997, respectively, as the options'exercise price were greater than the average market price of the common shares.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 8.  New Accounting Pronouncements

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


In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-1 to have a material impact on its results of operations.

In December 1998, AcSEC issued SOP 98-9, "Software Revenue Recognition, with Respect to Certain Arrangements," which required recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the undelivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2.

The Company does not expect the adoption of SOP 98-9 will have a material impact on its results of operations.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

This Quarterly Report on Form 10-Q and in particular Management's Discussion and
Analysis of Financial Condition and Results of Operations contains forward looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties discussed in "Factors Affecting Future Performance" below at pages 24 to 28, as well as in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 as filed with the Securities and Exchange Commission on June 26, 1998 and other documents filed with the Commission. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to such risks and uncertainties.


Net Revenues                                                December 31,                      December 31,
                                                                1998                              1997                      % change
                                                          --------------------------------------------------------------------------
Consolidated Net Revenues
     Three Months Ended                                    $520,155,000                       $391,245,000                     32.9%

     Nine Months Ended                                     $944,139,000                       $704,785,000                     34.0%

North America Net Revenues
     Three Months Ended                                    $302,060,000                       $230,079,000                     31.3%
       as a percentage of net revenues                            58.1%                              58.8%

     Nine Months Ended                                     $558,255,000                       $406,930,000                     37.2%
       as a percentage of net revenues                            59.1%                              57.7%

International Net Revenues
     Three Months Ended                                    $218,095,000                       $161,166,000                     35.3%
       as a percentage of net revenues                            41.9%                              41.2%

     Nine Months Ended                                     $385,884,000                       $297,855,000                     29.6%
       as a percentage of net revenues                            40.9%                              42.3%



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

North America net revenues increased $71,981,000, or 31.3%, and $151,325,000, or 37.2%, for the three and nine months ended December 31, 1998, respectively, compared to the same periods last year due to increased sales of PlayStation and Nintendo 64 ("N64") titles as well as the distribution of Affiliated Label titles. For the three and nine months ended December 31, 1998, PlayStation net revenues for North America increased $32,750,000 and $69,778,000, respectively, in comparison to the same periods last year due to more titles released in the third fiscal quarter compared to the same period last year including Westwood titles acquired in September 1998, the greater installed base of

PlayStation consoles and a larger market for PlayStation products. Total North America N64 revenues increased $9,827,000 and $59,777,000 for the three and nine month periods, respectively, as compared to the same periods last year due to more titles released in the current year as well as a larger N64 market. Affiliated Label revenues increased $40,262,000 and $39,623,000 for the three and nine months ended December 31, 1998, respectively, primarily due to the distribution of products published by Square EA and Accolade. Though North America's net revenues are expected to continue to grow in fiscal 1999, the Company may not maintain these growth rates.

International net revenues increased $56,929,000, or 35.3%, and $88,029,000, or 29.6%, for the three and nine months ended December 31, 1998, respectively, compared to the same periods last year. The increase in international revenues was primarily attributable to higher sales in Europe. Total net revenues in Europe were $195,856,000 and $328,382,000 for the three and nine months ended December 31, 1998, respectively, compared to $140,778,000 and $247,979,000 for the same respective periods last year. European revenues increased due to a larger PlayStation market as well as sales of PlayStation titles including FIFA 99, released in the third fiscal quarter and World Cup 98 released in the first fiscal quarter.

Total net revenues in Japan were $8,428,000 and $27,267,000 for the three and nine months ended December 31, 1998, respectively, compared to $5,318,000 and $16,031,000 for the same respective periods last year. The increase in Japan was due to strong sales of PlayStation titles including World Cup 98 and Theme
Aquarium, for the three months, and FIFA: Road to World Cup 98 for the nine months ended December 31, 1998, respectively.

Total net revenues in the Asia Pacific region decreased by 8.4% to $13,811,000 and 10.7% to $30,235,000 for the three and nine months ended December 31, 1998 compared to the same periods last year due to the weakness in Asian currencies and a decrease in Affiliated Label product sales.

EA Studio Net Revenues:

32-bit Video Game Product Net Revenues
                                                                          December 31,             December 31,
                                                                             1998                      1997                 % change
                                                                      -------------------------------------------------------------
     Three Months Ended                                                $  222,364,000             $  152,021,000               46.3%
      as a percentage of net revenues                                            42.7%                      38.9%

     Nine Months Ended                                                 $  416,835,000             $  286,108,000               45.7%
      as a percentage of net revenues                                            44.1%                      40.6%

The Company released six 32-bit CD-video game products during the third quarter of fiscal 1999 comprised solely of titles for the PlayStation, including FIFA 99 and Knockout Kings, compared to four PlayStation and three Saturn titles for the same period last year. The increase in 32-bit sales for the three and nine months ended December 31, 1998 compared to the prior year was attributable to the greater installed base of PlayStation consoles, more titles released in the third fiscal quarter as compared to the same period last year, the related release of key titles for this platform during the quarter and strong catalog sales partially offset by a decline in Saturn revenues.

For the three and nine months ended December 31, 1998, PlayStation sales were $222,271,000 and $416,118,000, respectively, compared to $146,526,000 and
$271,188,000 in the comparable prior year periods. For the three and nine months ended December 31, 1998, PlayStation sales grew 51.7% and 53.4%, respectively. The Company expects revenues from PlayStation products to continue to grow in fiscal 1999, but as revenues for these products increase, the Company does not expect to maintain these growth rates.

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


Personal Computer CD Product Net Revenues
                                                                         December 31,               December 31,
                                                                             1998                      1997                 % change
                                                                      -------------------------------------------------------------
       Three Months Ended                                              $  104,964,000             $  101,054,000               3.9%
         as a percentage of net revenues                                         20.2%                      25.8%

       Nine Months Ended                                               $  186,473,000             $  188,474,000              (1.1%)
         as a percentage of net revenues                                         19.8%                      26.7%

The Company released ten PC-CD titles in the third quarter of the current fiscal year for the IBM personal computer and compatibles including FIFA 99, compared to thirteen for the same period last year.

Sales of PC-CD products for the three months ended December 31, 1998 increased 3.9% compared to the prior year as increased sales in Europe, primarily due to the releases of FIFA 99 and Populous - The Beginning, were partially offset by a decrease in North America due to fewer product releases compared to the prior year. The decrease in sales of PC-CD products for the nine months ended December 31, 1998 is primarily attributable to a decline in sales in North America, Asia Pacific and Japan due to fewer product releases compared to the prior year partially offset by an increase in sales in Europe due to sales of World Cup 98 and FIFA 99.

64-bit Video Game Product Net Revenues
                                                                        December 31,               December 31,
                                                                            1998                       1997                 % change
                                                                     ---------------------------------------------------------------
      Three Months Ended                                             $   57,168,000              $  47,514,000                 20.3%
        as a percent of net revenues                                           11.0%                      12.1%

      Nine Months Ended                                              $  121,702,000              $  50,547,000                140.8%
        as a percent of net revenues                                           12.9%                       7.2%

The Company released four N64 titles in the third quarter of the current fiscal year compared to two releases in the comparable prior year period. For the three and nine months ended December 31, 1998, the increase in N64 revenues was primarily due to more title releases for this platform compared to the same periods last year and a larger

N64 market. Sales of N64 products are expected to continue to grow in fiscal 1999, but as revenues for these products increase, the Company does not expect to maintain these growth rates.

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


Affiliated Label Net Revenues
                                                                         December 31,              December 31,
                                                                             1998                       1997                % change
                                                                       -------------------------------------------------------------
       Three Months Ended                                              $  128,209,000             $   79,027,000               62.2%
         as a percentage of net revenues                                         24.6%                      20.2%

       Nine Months Ended                                               $  199,688,000             $  150,923,000               32.3%
         as a percentage of net revenues                                         21.2%                      21.4%

The increase in Affiliated Label net revenues for the three and nine months ended December 31, 1998 was primarily due to distribution of products published by Square EA and Accolade in North America, and the acquisition of ABC Software.

Cost of Goods Sold
                                                                         December 31,              December 31,
                                                                             1998                       1997                % change
                                                                       -------------------------------------------------------------
        Three Months Ended                                             $  273,772,000             $  210,799,000               29.9%
          as a percentage of net revenues                                        52.6%                      53.9%

        Nine Months Ended                                              $  495,660,000             $  376,752,000               31.6%
          as a percentage of net revenues                                        52.5%                      53.5%

The decrease in cost of goods sold as a percentage of net revenues for the three and nine months ended December 31, 1998 compared to the same periods last year was due to lower professional and celebrity royalties, as a percent of net revenues, partially offset by higher manufaturing royalties and product costs associated with increased PlayStation and N64 sales.


Marketing and Sales
                                                                          December 31,              December 31,
                                                                              1998                       1997               % change
                                                                       -------------------------------------------------------------
        Three Months Ended                                             $   56,451,000             $   45,027,000               25.4%
          as a percentage of net revenues                                        10.9%                      11.5%

        Nine Months Ended                                              $  123,618,000             $  100,695,000               22.8%
          as a percentage of net revenues                                        13.1%                      14.3%

The increase in marketing and sales expenses for the three and nine months ended December 31, 1998 was primarily attributable to increased television and print advertising to support new releases and increased cooperative advertising associated with higher revenues in North America and Europe as compared to the prior year periods. Marketing and sales expenses also increased due to additional headcount related to the continued expansion of the Company's worldwide distribution business. Increases were partially offset by savings attributable to the acquisition of Maxis, Inc. in July, 1997.

General and Administrative
                                                                         December 31,               December 31,
                                                                             1998                       1997                % change
                                                                       -------------------------------------------------------------
       Three Months Ended                                              $  23,195,000              $  17,578,000                32.0%
         as a percentage of net revenues                                         4.5%                       4.5%

       Nine Months Ended                                               $  55,007,000              $  42,658,000                28.9%
         as a percentage of net revenues                                         5.8%                       6.1%

The increase in general and administrative expenses for the three and nine months ended December 31, 1998 was due primarily to an increase in headcount and occupancy costs to support the increase in growth in North America and Europe operations, including additional offices opened in Europe, including Switzerland and Austria, compared to the same periods last year.


Research and Development
                                                                          December 31,              December 31,
                                                                              1998                       1997               % change
                                                                       -------------------------------------------------------------
      Three Months Ended                                               $   61,819,000             $   45,358,000               36.3%
        As a percentage of net revenues                                          11.9%                      11.6%

      Nine Months Ended                                                $  146,410,000             $  109,292,000               34.0%
        As a percentage of net revenues                                          15.5%                      15.5%

The increase in research and development expenses for the three and nine months ended December 31, 1998 was due to additional headcount related expenses attributable to the acquisition of Westwood Studios Inc. and certain assets of the Irvine, California-based Virgin Studio (collectively "Westwood") in September 1998 and Tiburon Entertainment, Inc. in April 1998, higher development costs per title, as products are including more content and are more complex and time consuming to develop, and an increase in development for Ultima Online.


Charge for Acquired In-Process Technology

                                                                             December 31,              December 31,
                                                                                1998                       1997             % change
                                                                            --------------------------------------------------------
Three Months Ended                                                          $     --                 $  1,500,000               N/M
  as a percentage of net revenues                                                   N/A                       0.4%

Nine Months Ended                                                           $44,115,000              $  1,500,000               N/M
  as a percentage of net revenues                                                   4.7%                      0.2%

In connection with the purchase of Westwood in September 1998, the Company allocated $41,836,000 of the $122,688,000 purchase price to in-process research and development projects. This preliminary allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, this amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. Westwood had three major PC-CD projects in progress at the time of the acquisition including two in the best-selling franchise Command and Conquer and one in the critically acclaimed Lands of Lore series. As of the acquisition date, costs to complete the Westwood projects acquired were expected to be approximately $9.1 million, $10.6 million and $1.0 million in fiscal 1999, 2000 and 2001, respectively. The Company believes there has been no significant changes to these estimates as of December 31, 1998. The Company currently expects to complete the development of these projects at various dates through fiscal 2001 and to publish the products upon completion.

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

The value assigned to purchased in-process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting risk adjusted revenues considering the completion percentage, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present values. The completion percentages were estimated based on cost incurred to date, importance of the completed development tasks and the elapsed portion of the total project time. The revenue projection used to value the in-process research and development is based on unit sales forecasts for worldwide sales territories and adjusted to consider only the revenue related to development achievements completed at the acquisition date. Net cash flow estimates include cost of goods sold and sales, marketing and general and administrative expenses and taxes forecasted based on historical operating characteristics. In addition, net cash flow estimates were adjusted to allow for fair return on working capital and fixed assets, charges for franchise and technology leverage and return on other intangibles. Appropriate risk adjusted discount rates ranging from 20% to 22.5% were used to discount the net cash flows back to their present value.

The remaining identified intangibles will be amortized on a straight-line basis over over two to twelve years based on expected useful lives of franchise tradenames, existing products and technologies, retention of workforce, and other intangible assets. The Company expects to finalize its cash flow estimates by March, 1999. If these projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects. In addition, the value of other acquired intangible assets may also become impaired.

Additionally, for the nine months ended December 31, 1998, the charge for in-process research and development also included write-offs associated with the acquisition of two software development companies in the first quarter of fiscal 1999.

For the three and nine months ended December 31, 1997, the Company incurred a charge of $1,500,000 for acquired in-process technology in connection with the acquisition of the remaining 35% minority ownership interest in Electronic Arts Victor, Inc. in December 1997. This charge was made after the Company concluded that the in-process technology had no alternative future use after taking into consideration the potential usage of the software in different products and resale of the software.


Amortization of Intangibles
                                                                                  December 31,          December 31,
                                                                                      1998                  1997            % change
                                                                                ----------------------------------------------------
      Three Months Ended                                                          $  2,479,000          $    --                  N/M
        as a percentage of net revenues                                                    0.5%             N/A

      Nine Months Ended                                                           $  3,385,000          $    --                  N/M
        as a percentage of net revenues                                                    0.4%             N/A

Amortization of intangibles results from the acquisitions of Westwood and ABC Software in the second quarter of fiscal 1999.

Interest and Other Income, Net

                                                                        December 31,              December 31,
                                                                           1998                       1997                  % change
                                                                      --------------------------------------------------------------
      Three Months Ended                                              $   3,942,000              $  16,558,000               (76.2%)
        as a percentage of net revenues                                         0.8%                       4.2%

      Nine Months Ended                                               $  10,507,000              $  22,250,000               (52.8%)
        as a percentage of net revenues                                         1.1%                       3.2%


For the three and nine months ended December 31, 1998, the decrease in interest and other income, net, was primarily attributable to the sale of the Company's 50% ownership interest in Creative Wonders LLC in December 1997. The sale resulted in a gain of $12,625,000 in the prior fiscal year.


Income Taxes

                                                                     December 31,               December 31,
                                                                         1998                        1997                   % change
                                                                   -----------------------------------------------------------------
       Three Months Ended                                          $  33,800,000                $  28,921,000                  16.9%
         Effective tax rate                                                 31.8%                        33.0%

       Nine Months Ended                                           $  35,172,000                $  28,164,000                  24.9%
         effective tax rate                                                 40.7%                        33.0%

The Company's effective tax rate for the nine months ended December 31, 1998 was negatively affected as there was no tax benefit recorded for a portion of the charges related to the acquired in-process technology. Excluding the effect of these charges, the effective tax rate for the three and nine months ended December 31, 1998 would have been 32.0% as compared to a 33.0% tax rate in the corresponding prior year periods. The lower rate of 32.0% results primarily from reinstatement of the federal research and experimental credit.


Minority Interest in Consolidated Joint Venture

                                                                                December 31,           December 31,
                                                                                   1998                    1997             % change
                                                                               -----------------------------------------------------
      Three Months Ended                                                       $  (50,000)                $  --                  N/M
        as a percentage of net revenues                                               0.0%                  N/A

      Nine Months Ended                                                        $ (321,000)                $28,000                N/M
        as a percentage of net revenues                                               0.0%                    0.0%

In the first quarter of fiscal 1999, the Company formed EA Square KK which is seventy percent owned by the Company and thirty percent owned by Square Co. Ltd. ("Square"), a third party video game console software publisher in Japan.
Minority interest for the three and nine months ended December 31, 1998 represents Square's 30% interest in the net income of EA Square KK.

For the three and nine months ended December 31, 1997, the minority interest represented the 35% interest in Electronic Arts Victor ("EAV") owned by Victor Entertainment Industries, Inc. ("VEI"). The Company acquired the remaining 35% minority ownership interest in EAV held by VEI in December 1997.


Net Income

                                                                        December 31,               December 31,
                                                                           1998                       1997                  % change
                                                                      --------------------------------------------------------------
     Three Months Ended                                               $  72,531,000              $  58,620,000                23.7%
       as a percentage of net revenues                                         13.9%                      15.0%

     Nine Months Ended                                                $  50,958,000              $  57,210,000               (10.9%)
       as a percentage of net revenues                                          5.4%                       8.1%

Net income for the three and nine months ended December 31, 1998, as compared to the prior year periods, increased, excluding one-time charges, due to higher revenues and gross profits, offset by higher operating expenses. For the three months ended December 31, 1997, net income included a one-time gain on sale of Creative Wonders, LLC in the amount of $8,459,000, net of taxes. For the nine months ended December 31, 1998, net income included one-time charges for acquired in-process technology of $37,506,000, net of taxes.

Liquidity and Capital Resources

As of December 31, 1998, the Company's working capital was $323,809,000 compared to $408,098,000 at March 31, 1998. Cash, cash equivalents and short-term investments decreased by approximately $173,324,000 during the nine months ended December 31, 1998 as the Company used $95,697,000 in capital expenditures, primarily related to new campus facilities in Canada and Europe, and $134,493,000 in the acquisition of new subsidiaries offset by proceeds from the Company's employee stock programs and generated $22,730,000 in cash from operations.

The Company's principal source of liquidity is $201,236,000 in cash and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements for the foreseeable future.


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

         As a third party providing software products, the Company is dependent on the hardware and software products used to deliver such products and services. If such products are inoperable due to Year 2000 issues, the Company's business, financial condition and results of results operations could be adversely affected. An inventory of the Company's internal business systems has been completed and planned software and hardware upgrades to ensure Year 2000 compliance are in process. The upgrades to these systems are expected to be completed by June, 1999.

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

         Risks of the Year 2000 Issues

         The Company's financial information systems include an integrated suite of business applications developed and supported by Oracle Corporation. These applications systems are in place and currently support daily operations in the United States. In Europe, the Company is in the process of upgrading or replacing these application systems and expects to substantially complete this process by April, 1999. Based on representations made by Oracle Corporation and upon limited tests by the Company, the Company believes these systems to be Year 2000 compliant.

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

         Contingency Plans

         The Company continues to assess certain of its Year 2000 exposure areas in order to determine what additional steps beyond those identified by the Company's internal review in the United States are advisable. The Company is currently developing a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. The Company expects this plan will be completed by June 30, 1999. The Company believes that the systems, which represent the principal exposures, have been identified, and to the extent necessary, are in the process of being modified to become Year 2000 compliant. Additionally, the Company will be conducting tests of its principal business systems to verify that those systems are Year 2000 compliant. Any failure of the Company to address any unforeseen Year 2000 issue could adversely affect the Company's business, financial condition and results of operations.

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies (the "legacy currency") and the one common legal currency known as the "Euro". From January 1, 1999 through June 30, 2002 the countries will be able to use their legacy currencies or the Euro to transact business. By July 1, 2002, at the latest, the conversion to the Euro will be complete at which time the legacy currencies will no longer be legal tender. The conversion to the Euro will eliminate currency exchange rate risk between the member countries.

The Company does not anticipate any material impact from the Euro conversion on its financial information systems which currently accommodate multiple currencies. Computer software changes necessary to comply with the Year 2000 issue are generally compliant to the Euro conversion issue. Due to numerous uncertainties, the Company cannot reasonably estimate the effect that the Euro conversion issue will have on its pricing or market strategies, and the impact, if any, it will have on its financial condition and results of operations.

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

Development. Product development schedules, particularly for new hardware platforms and high-end multimedia PCs are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. CD-ROM products frequently include more content and are more complex, time-consuming and costly to develop and, accordingly, cause additional development and scheduling risk than earlier generation products. For example, SimCity 3000, the follow on product to SimCity 2000, was expected to ship in fiscal 1998, at the time of the merger with Maxis. Due to additional development delays, this product did not ship until the fourth fiscal quarter of 1999. Also, Tiberian Sun, which was expected to ship in fiscal 1999 at the time of the acquisition of Westwood Studios, will not be released until fiscal 2000 due to development delays. Additionally, development risks for CD-ROM products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. The Company's revenues and earnings are dependent on its ability to meet its product release schedule. Its failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations for any individual quarter and the fiscal year.

Platform Changes. A large portion of the Company's revenues are derived from the sale of products designed to be played on proprietary video game platforms such as the PlayStation and the N64. The interdependent nature of the Company's business and that of its hardware licensors brings significant risks to the Company's business. The success of the Company's products is significantly affected by market acceptance of the new video game hardware systems and the life span of older hardware platforms, and the Company's ability to accurately predict these factors with respect to each platform. In some cases, the Company will have expended a large amount of development and marketing resources on products designed for new video game systems that have not yet achieved large installed bases or will have continued product development for older hardware platforms that may have shorter life cycles than the Company expected. Conversely, if the Company does not choose to develop for a platform that achieves significant market acceptance, or discontinues development for a platform that has a longer life cycle than expected, the Company's revenue growth may be adversely affected. For example, Sega has released its next generation console platform, Dreamcast, in Japan in December 1998, and it is expected to be released in North America in late calendar 1999. The market acceptance of this platform may affect the revenue growth on other platforms for which the Company currently develops.

Multiplayer Online Gaming. While the Company does not currently derive significant revenues from online games, the Company believes that multiplayer online gaming will become a more significant factor in the Company's business and in the interactive gaming business generally in the future. Online gaming, and particularly multiplayer online gaming such as the Company's Ultima Online product, has at least four general areas of risk not currently associated with most packaged good sales. First, the speed and reliability of the internet and the performance of the players' internet service provider are not controlled by the Company but impact game performance. Second, in "massively multiplayer" games such as Ultima Online, unanticipated player conduct significantly affects the performance of the game, and social issues raised by players' conduct frequently determine player satisfaction. The Company's ability to effectively proctor such games is uncertain. Third, the current business model is as yet experimental and maybe unsustainable; whether revenues will continue to be sufficient to maintain the significant support, service and product enhancement demands of online users is uncertain. The Company has little experience in pricing strategies for online games or in predicting usage patterns of its customers. Finally, the legal standards that may apply to online products are uncertain; though the action against the Company alleging defects in Ultima Online was dismissed, regulation of the internet and the content it carries is regularly proposed by various legislators, and piracy of online games is difficult to prosecute under existing intellectual property laws. The viability of this segment, generally, and the Company's ability to compete in the segment will depend significantly on these and other factors outside the Company's control.

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

Gross Margins. Though gross margins for the Company's products as a whole increased for the nine months ended December 31, 1998, the Company expects that margins may fluctuate in any particular period and may decline for several reasons. First, the mix in sales of the Company's products has a significant effect on gross margins. As the Company releases more N64 products, which carry significantly lower margins due to high cost of goods, overall gross margins may decline. Similarly, if the proportion of AL revenues increases in relation to other revenues, margins may also decline. Further, gross margins continue to be affected by increases in professional and celebrity license fees and royalties. Also, while the costs of development of new products for 32-bit and 64-bit systems have increased, overall costs of goods are not declining significantly. For products on platforms for which the Company is required to purchase its goods from the hardware companies, the Company is unable to achieve cost reductions through manufacturing efficiencies, and in addition, pays manufacturing royalties to hardware companies. Additionally, retailers continue to require significant price protection for products. With an increasing number of titles available for advanced platforms, such requirements for price protection may increase. The Company also anticipates that retail and wholesale prices for interactive entertainment products may decrease and gross margins may be further adversely affected.

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

Employees. Competition for employees in the interactive software business continues to be intense. Large software and media companies frequently offer significantly larger cash compensation than does the Company, placing pressure on the Company's base salary and cash bonus compensation. Small start-up companies such as those proliferating in the online business areas offer significant potential equity gains which are difficult for more mature companies like the Company to match without significant stockholder dilution. While executive turnover decreased in fiscal 1998 and for the nine months ended December 31, 1998 as compared to prior periods, many key executives continue to experience intense recruiting pressure. There can be no assurance that the Company will be able to continue to attract and retain enough qualified employees in the future.

Foreign Sales and Currency Fluctuations. For the nine months ended December 31, 1998 and the fiscal year ended March 31, 1998, international net revenues comprised 41% and 43% of total consolidated net revenues, respectively. The Company expects foreign sales to continue to account for a significant portion of the Company's revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. As a result of current economic conditions in Asia, the Company is subject to additional foreign currency risk. Though the Company does not currently derive a significant portion of revenues and operating profits from sales in Asia and other developing countries, the Company's foreign currency exposure may increase as the Company's operations in these countries grow and if current economic trends in Asia continue. There can be no assurance that these or other factors will not have an adverse effect on the Company's future operating results.

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

Fluctuations in Stock Price. Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. As a result of the factors discussed in this quarterly report and other factors that may arise in the future, the market price of the Company's common stock historically has been, and may continue to be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer, software, entertainment, media or electronics industries or the securities markets in general. For example, during the fiscal year ended March 31, 1998 the price per share of the Company's common stock ranged from $20.13 to $46.94 and from $33.88 to $56.00 during the nine months ended December 31, 1998.

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


                              ELECTRONIC ARTS INC.
                              (Registrant)






                               /s/E. STANTON MCKEE
                               -------------------
DATED:                         E. STANTON MCKEE
February 12, 1998              Executive Vice President and
                               Chief Financial and Administrative Officer
                               (Principal Accounting Officer)