Form 10-K
period 1999-03-31
ELECTRONIC ARTS INC
filed 1999-06-29
CIK 712515

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to
     ____________________

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


       Registrant's telephone number, including area code: (650) 628-1500

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's common stock, $.01 par value, held by non-affiliates of the Registrant on June 1, 1999 was $2,069,031,141.

As of June 1, 1999, there were 61,588,965 shares of Registrant's common stock, $.01 par value, outstanding.


                       Documents Incorporated by Reference

Portions of Registrant's definitive proxy statement (the "Proxy Statement") for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

This report consists of 57 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 57.

                              ELECTRONIC ARTS INC.
                          1999 FORM 10-K ANNUAL REPORT
                                Table of Contents

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.  Business                                                            3

Item 2.  Properties                                                         11

Item 3.  Legal Proceedings                                                  12

Item 4.  Submission of Matters to a Vote of Security Holders                12

Item 4A. Executive Officers of the Registrant                               13


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                                15

Item 6.  Selected Financial Data                                            16

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          17

Item 7A. Quantitative and Qualitative Disclosures About Market Risk         27

Item 8.  Financial Statements and Supplementary Data                        29

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosures                               48


                                    PART III

Item 10. Directors and Executive Officers of the Registrant                 49

Item 11. Executive Compensation                                             49

Item 12. Security Ownership of Certain Beneficial Owners and Management     49

Item 13. Certain Relationships and Related Transactions                     49


                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K    50

Signatures                                                                  55

Exhibit Index                                                               57

                                     PART I

This Annual Report on Form 10-K, including Item 1 ("Business") and Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations"), contains forward looking statements regarding future events or our future financial performance that involve certain risks and uncertainties including those discussed in "Risk Factors" below at pages 25 to 26. Actual events or actual future results may differ materially from any forward looking statements due to such risks and uncertainties.


Item 1:  BUSINESS

Overview

         Electronic Arts was initially incorporated in California in 1982. In September 1991, we were reincorporated under the laws of Delaware. Our principal executive offices are located at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.

         We create, market and distribute interactive entertainment software for a variety of hardware platforms. As of March 31, 1999, we marketed approximately 111 titles developed and/or published under one of our brand names in North America, including older titles marketed as "Classics" or "Publisher's Choice." Additionally, we distribute localized versions of these products in the rest of the world. We also distributed approximately 21 additional titles developed by other software publishers ("Affiliated Labels") in North America and over 1,000 Affiliated Label titles in the rest of the world. Since our inception, we have developed products for 38 different computer hardware platforms, including the following: IBM PC-CD and compatibles, 16-bit Sega Genesis video game system, 16-bit Super Nintendo Entertainment System, PlayStation, Nintendo 64 and PlayStation II. Our fiscal 1999 product releases were for PC-CD, PlayStation and Nintendo N64 cartridge products. As of March 31, 1999, we were developing products for five different hardware platforms.

         Our product development methods and organization are modeled on those used in the entertainment industry. We also market our products with techniques borrowed from other entertainment companies such as record producers, magazine publishers and video distributors. Our employees called "producers", who are each responsible for the development of one or more products, oversee product development and direct teams comprised of both our employees and outside contractors. Our designers regularly work with celebrities and organizations in sports, entertainment and other areas to develop products that provide gaming experiences that are as realistic and interactive as possible. Celebrities and organizations with whom we have had contracts include: FIFA, NASCAR, John Madden, the National Basketball Association, the PGA TOUR, Tiger Woods, the National Hockey League, World Championship Wrestling Inc., Football Association Premier League, Formula One, and Sammy Sosa. We maintain development studios in California, Canada, United Kingdom, Florida, Texas, Japan, Washington, Maryland and Nevada.

         We invest in the creation of state-of-the-art software tools and utilities that are then used in product development. These tools allow for more cost-effective product development and the ability to more efficiently convert products from one hardware platform to another. We have also made investments in facilities and equipment to facilitate the creation and editing of digital forms of video and audio recordings and product development efforts for new hardware platforms.

         We distribute our products and those of our Affiliated Labels primarily by direct sales to retail chains and outlets in the United States and Europe. In Japan and the Asia Pacific region, we distribute products both directly to retailers and through third party distributors. Our products are available in over 58,000 retail locations worldwide. In fiscal 1999, approximately 42% of our net revenues were generated by international operations, compared to 43% in fiscal 1998 and 45% in fiscal 1997.

Investments and Joint Ventures

         Acquisitions

         Westwood Studios

         In September 1998, we completed the acquisition of Westwood Studios, Inc. and certain assets of the Irvine, California-based Virgin Studios
(collectively "Westwood") for approximately $122,688,000 in cash, including transaction expenses. The transaction was accounted for under the purchase method. Westwood has produced 13 titles in the past two years and is best known for its successful PC-CD franchises, Command and Conquer and Lands of Lore. See note 11 of the Notes to the Consolidated Financial Statements, included in item 8 hereof.

         ABC Software

         In July 1998, we acquired ABC Software AG, in Switzerland, and ABC Software GmbH, in Austria (collectively "ABC"), independent distributors of entertainment, edutainment and application software, for approximately $9,466,000 in cash (net of cash acquired of $5,099,000) and $570,000 in other consideration. The transaction has been accounted for under the purchase method. See note 11 of the Notes to the Consolidated Financial Statements, included in item 8 hereof.

         Joint Ventures

         In May 1998, Electronic Arts and Square Co., Ltd. ("Square"), a leading developer and publisher of entertainment software in Japan, completed the formation of two new joint ventures, in North America and Japan. In North America, the companies formed Square Electronic Arts, LLC ("Square EA"), which has exclusive publishing rights in North America for future interactive entertainment PlayStation titles created by Square. We own a 30% minority interest in this joint venture while Square owns 70%. Additionally, we have the exclusive right to distribute in North America products published by this joint venture.

         In Japan, the companies established Electronic Arts Square KK ("EA Square KK"), which localizes and publishes in Japan our properties originally created in North America and Europe, as well as develops and publishes original video games in Japan. We own a 70% majority interest, while Square owns 30%. See note 11 of the Notes to the Consolidated Financial Statements, included in item 8 hereof.

         Investments

         We have made investments as part of our overall strategy and currently hold minority equity interests in several companies, including NovaLogic, Inc., Firaxis Software, Inc., Kodiak Inc., Pixel Inc. and The 3DO Company ("3DO").

Market

         Historically, no hardware platform or system has achieved long-term dominance in the interactive entertainment market. Accordingly, we have developed products at one time or another for 38 different hardware platforms. In fiscal 1999, Sony's PlayStation was the dominant hardware platform in our industry. In addition, the installed base of multimedia-enabled home computers, including those with Internet accessibility, has continued to grow as Personal Computer ("PC") prices have declined and the quality and choices of software have increased dramatically. We develop and publish products for multiple platforms, and this diversification continues to be a cornerstone of our strategy.

         The following table sets forth the year of release in North America of each of the hardware platforms for which we have published titles and the technology on which such platforms are based:

-----------------------------------------------------------------------------------------------
                                                    Date of Introduction in
   Manufacturer                     Platform Name             North America         Technology
-----------------------------------------------------------------------------------------------
           Sega                           Genesis                      1989             16-bit
       Nintendo                              SNES                      1991             16-bit
     Matsushita       3DO Interactive Multiplayer                      1993             32-bit
           Sega                            Saturn                      1995             32-bit
           Sony                       PlayStation                      1995             32-bit
       Nintendo                      Nintendo N64                      1996             64-bit
-----------------------------------------------------------------------------------------------


         Sega launched DreamcastTM in Japan in December 1998 and it is expected to be released in North America in late calendar 1999. Sega designed Dreamcast to combine features from the console and PC platforms.

         Sony is scheduled to launch PlayStation II in Japan in March 2000 and the rest of the world starting in September 2000. PlayStation II specifications have been announced by Sony to be a 128-bit, Digital Versatile Disk ("DVD") based system that is Internet and cable ready, and backward compatible with PlayStation I software.

         Nintendo announced its plan for a next generation system to be released in September 2000. Nintendo's new system will offer a DVD drive and have a modem for Internet access.

         New  entrants  in  the   interactive   entertainment   and   multimedia
industries, such as cable television, telephone and diversified media and entertainment companies, and a proliferation of new technologies, such as online networks and the Internet have increased the competition in the markets in which we compete. Our new product releases in fiscal year 2000 will be primarily for the IBM PC-CD and compatibles, PlayStation and N64. We are also scheduled to release one or more online network gaming products during fiscal 2000. See Risk Factors - "New video game platforms create additional technical and business model uncertainties" at page 25 and "The business models and technology for e-commerce and online gaming are unproven" at page 25.

         The early investment in products for the 32-bit market, including both Compact Disk personal computer ("PC-CD") and CD-dedicated video game ("CD-video game") platforms, has been strategically important in positioning us for the current generation of 32-bit and 64-bit machines. We believe that such investment continues to be important, and we will continue aggressive development activities for 32-bit and 64-bit platforms. The PlayStation has achieved significant market acceptance in all geographical territories, however, as the PlayStation console market matures, we believe that its growth will not continue at the present rates. In addition, our revenues and earnings are dependent on our ability to meet our product release schedule and our failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations in any individual quarter. See Risk Factors - "Product development schedules are frequently unreliable and make predicting quarterly results difficult" at page 25.

Competition

         See Risk Factors - "Our platform licensors are our chief competitors and frequently control the manufacturing of our video game products" at page 26.

Relationships with Significant Hardware Platform Companies

         Sony

         In fiscal 1999, approximately 43% of our net revenues were derived from sales of software for the PlayStation compared to 42% in fiscal 1998. During fiscal 1999, we released 21 PlayStation games compared to 25 in fiscal 1998. Among these releases were FIFA 99, World Cup 98 and Madden NFL 99. The volume of sales of PlayStation products significantly increased in fiscal 1999 due to the increase in the installed base of PlayStation consoles worldwide and the quality and timely release of our key franchise titles. Although revenues from the sales of PlayStation products in fiscal 2000 are expected to continue to grow, we do not expect to maintain these growth rates. See Risk Factors - "Product development schedules are frequently unreliable and make predicting quarterly results difficult" at page 25.

         Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America in July 1994 (the "Sony Agreement"), as amended, we are authorized to develop and distribute CD-based software products compatible with the PlayStation. Pursuant to the Sony Agreement, we engage Sony to supply its PlayStation CDs for distribution by us. Accordingly, we have limited ability to control our supply of PlayStation CD products or the timing of their delivery. See Risk Factors - "Our platform licensors are our chief competitors and frequently control the manufacturing of our video game products" at page 26.

         Nintendo

         During fiscal 1999, we released nine new titles for the N64 compared to two titles in fiscal 1998. In fiscal 1999, approximately 12% of our net revenues were derived from the sale of N64 products compared to 6% in 1998. In March 1997, we signed a licensing agreement with Nintendo (the "N64 Agreement") to develop, publish and market certain sports and other products for the N64. We do not expect significant growth in revenues for N64 products in fiscal 2000.

         Under the terms of the N64 Agreement, we engage Nintendo to manufacture our N64 cartridges for distribution by us. Accordingly, we have limited ability to control our supply of N64 cartridges or the timing of their delivery. A shortage of microchips or other factors outside our control could impair our ability to obtain an adequate supply of cartridges.

          In connection with our purchases of N64 cartridges for distribution in North America, Nintendo requires us to provide irrevocable letters of credit prior to Nintendo's acceptance of purchase orders from us for purchases of these cartridges. For purchases of N64 cartridges for distribution in Japan and Europe, Nintendo requires us to make cash deposits. Furthermore, Nintendo maintains a policy of not accepting returns of N64 cartridges. Because of these and other factors, the carrying of an inventory of cartridges entails significant capital and risk. See Risk Factors - "Our platform licensors are our chief competitors and frequently control the manufacturing of our video game products" at page 26.

Products and Product Development

         In fiscal 1999, we generated approximately 65% of our revenues from products released during the year. See Risk Factors - "Product development schedules are frequently unreliable and make predicting quarterly results difficult" at page 25. As of March 31, 1999, we were actively marketing approximately 111 titles, comprising approximately 193 stock keeping units ("sku's"), that were published by our development divisions and subsidiaries ("EA Studios"). During fiscal 1999, we introduced over 39 EA Studios titles, representing over 59 sku's, compared to 44 EA Studios titles, comprising over 71 sku's, in fiscal 1998.

         The products published by EA Studios are designed and created by our in-house designers and artists and by independent software developers ("independent artists"). We typically pay the independent artists royalties based on the sales of the specific products, as defined in the related independent artist agreements.

         For fiscal 1999 and 1998, no title represented revenues greater than 10% of the total fiscal 1999 and 1998 net revenues. For fiscal 1997, we had one title, Madden Football `97, published on five platforms, which represented approximately 10% of the total fiscal 1997 net revenues.

         We publish products in a number of categories such as sports, action and interactive movies, strategy, simulations, role playing and adventure, each of which is becoming increasingly competitive. Our sports-related products, marketed under the EA Sports brand name, accounted for a significant percentage of net revenues in fiscal years 1999 and 1998. There can be no assurance that we will be able to maintain our market share in the sports category.

         The front line retail selling prices in North America of our products, excluding older titles (marketed as "Classics" and "Publisher's Choice"), typically range from $35.00 to $55.00. "Classics" and "Publisher's Choice" titles have retail selling prices that range from $10.00 to $30.00. The retail selling prices of EA titles outside of North America vary based on local market conditions.

         We currently develop or publish products for five different hardware platforms and have, from time to time, developed and marketed products on 38 different and incompatible platforms in the past. In fiscal 1999, our product releases were predominantly for PC-CD, 32-bit and 64-bit video game systems. Our planned product introductions for fiscal 2000 are predominantly for the PC-CD, PlayStation, N64 as well as for online Internet play. See Risk Factors - "Product development schedules are frequently unreliable and make predicting quarterly results difficult" at page 25 and "New video game platforms create additional technical and business model uncertainties" at page 25.

         As compact discs have emerged as the preferred medium for interactive entertainment, education, and information software, we continued our investment in the development of CD-ROM tools and technologies in fiscal 1999. The PlayStation has achieved significant market acceptance in all geographic territories, however, as the PlayStation console market matures, we believe that its growth will not continue at the present rates. Most of the CD-video game products will be convertible for use on multiple advanced hardware systems. We had research and development expenditures of $202.1 million in fiscal 1999, $146.2 million in fiscal 1998, and $130.8 million in fiscal 1997. See Risk Factors - "Product development schedules are frequently unreliable and make predicting quarterly results difficult" at page 25.

Marketing and Distribution

         We distribute both EA Studio products and products developed and published by other software publishers known as "Affiliated Labels."

         In most cases, Affiliated Label products are delivered to us as completed products. As of March 31, 1999, we distributed 21 Affiliated Label titles in North America and over 1,000 Affiliated Label titles in the rest of the world. No single Affiliated Label Publisher has accounted for more than 10% of our net revenue in any of the last three fiscal years.

         In May 1998, Electronic Arts and Square Co., Ltd. formed a new joint venture in North America, creating Square Electronic Arts, LLC ("Square EA") as discussed in note 11 in the Notes to the Consolidated Financial Statements, included in Item 8 hereof. In conjunction with the formation of this joint venture, we will have the exclusive right in North America to distribute products published by this joint venture. In fiscal 1999, Square EA published
Parasite Eve for the PlayStation, which was a top ten selling title for Electronic Arts and expects to release Final Fantasy 8 in fiscal 2000.

         In February 1998, we announced that we entered into an international co-publishing agreement with Metro-Goldwyn-Mayer ("MGM") to be the exclusive distributor of MGM Interactive titles in all territories except North America. Under this agreement, we will distribute such titles as Tomorrow Never Dies.

         We generated approximately 90% of our North American net revenues from direct sales to retailers through a field sales organization of professionals and a group of telephone sales representatives. The remaining 10% of our North American sales were made through a limited number of specialized and regional distributors and rack jobbers in markets where we believe direct sales would not be economical. For the fiscal year ended March 31, 1999, we had sales to one customer, Wal-Mart Stores, Inc., which represented 12% of total net revenues. We had no sales to any one customer in excess of 10% of total net revenues for the fiscal years ended March 31, 1998 and 1997.

         We are using the Internet to market our products, build brand equity and increase our understanding of our customers' expectations. We have various EA websites offering game tips, user bulletin boards and matching service for head to head competition and tournaments.

         The video game and PC businesses have become increasingly "hits" driven, requiring significantly greater expenditures for marketing and advertising, particularly for television advertising. There can be no assurance that we will continue to produce "hit" titles, or that advertising for any product will increase sales sufficiently to recoup those advertising expenses.

         We have stock-balancing programs for our personal computer products that, under certain circumstances and up to a specified amount, allow for the exchange of personal computer products by resellers. We also typically provide for price protection for our personal computer and video game system products that, under certain conditions, allows the reseller a price reduction from us for unsold products. We maintain a policy of exchanging products or giving credits, but do not give cash refunds. Moreover, the risk of product returns may increase as new hardware platforms become more popular or market factors force us to make changes in our distribution system. We monitor and manage the volume of our sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. We believe that we provide adequate reserves for returns and price protection which are based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of our products and other factors, and that our current reserves will be sufficient to meet return and price protection requirements for current in-channel inventory. However, there can be no assurance that actual returns or price protection will not exceed our reserves.

         We also have a fulfillment group that sells product directly to consumers through a toll-free number and through our websites listed in advertising by us and our Affiliated Labels. This group is also responsible for targeted direct mail marketing and sells product backups and accessories to registered customers.

         The distribution channels through which consumer software products are sold have been characterized by change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. The development of remote and electronic delivery systems will create further changes. The bankruptcy or other business difficulties of a distributor or retailer could render our accounts receivable from such entity uncollectible, which could have an adverse effect on our operating results and financial condition. In addition, an increasing number of companies are competing for access to these channels. Our arrangements with our distributors and retailers may be terminated by either party at any time without cause. Distributors and retailers often carry products that compete with ours. Retailers of our products typically have a limited amount of shelf space and promotional resources for which there is intense competition. There can be no assurance that distributors and retailers will continue to purchase our products or provide our products with adequate levels of shelf space and promotional support.

International Operations

         We have wholly owned subsidiaries throughout the world, including offices in the United Kingdom, France, Spain, Germany, Australia, Canada, South Africa, Singapore, Sweden, Japan, Malaysia, Brazil and Holland. The amounts of net revenues, operating profit and identifiable assets attributable to each of our geographic regions for each of the last three fiscal years are set forth in
Note 16 of the Notes to the Consolidated Financial Statements included in Item 8 hereof. International net revenues increased by 33% to $516,865,000, or 42% of consolidated fiscal 1999 net revenues, compared to $389,429,000, or 43% of consolidated fiscal 1998 net revenues. Europe's net revenues increased by $117,999,000 primarily due to an increase in sales of PlayStation and AL products. Japan's net revenues increased by $11,371,000 primarily due to the sales of FIFA: Road to World Cup 98. Asia Pacific net revenues decreased by $1,934,000 due to the weaknesses in Asian currencies. In local currency, in spite of weak economies, net revenues for Asia Pacific increased compared to the prior year.

         Though international revenues are expected to grow in fiscal 2000, international revenues may not grow at as high a rate as in prior years. See Risk Factors - "Our business, our products, and our distribution are subject to increasing regulation in key territories" at page 25 and "Foreign Sales and Currency Fluctuations" at page 26.

Manufacturing

         In many instances, we are able to acquire materials on a volume-discount basis. We have multiple potential sources of supply for most materials. Except with respect to our PlayStation and N64 products, we also have alternate sources for the manufacture and assembly of most of our products. To date, we have not experienced any material difficulties or delays in production of our software and related documentation and packaging. However, a shortage of components or other factors beyond our control could impair our ability to manufacture, or have manufactured, our products. See Risk Factors - "Our platform licensors are our chief competitors and frequently control the manufacturing of our video game products" at page 26.

Backlog

         We normally ship products within a few days after receipt of an order. However, a backlog may occur for EA Studio and Affiliated Label products that have been announced for release but not yet shipped. We do not consider backlog to be an indicator of future performance.

Seasonality

         Our business is highly seasonal. We typically experience our highest revenues and profits in the calendar year-end holiday season and a seasonal low in revenues and profits in the quarter ending in June. In the June quarter of our fiscal year 2000, we expect these seasonal trends to be magnified due to the lack of significant product releases during the quarter. Additionally, we had exceptional results for the same period in fiscal 1999 due to the shipment and success of World Cup 98.

Employees

         As of March 31, 1999, we employed approximately 2,500 people, of whom over 1,200 were outside the United States. We believe that our ability to attract and retain qualified employees is an important factor in our growth and development and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. To date, we have been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct our business successfully. See Risk Factors - "We face intense competition for talent from highly valued Internet companies" at page 26.

ITEM 2:  PROPERTIES

         Our principal administrative, sales and marketing, research and development, and support facility is located in two modern buildings in Redwood City, California, 20 miles south of San Francisco. We moved into this facility in October 1998. We presently occupy approximately 350,000 sq. ft. in these buildings under an operating lease for the buildings and certain adjoining land that will expire on December 1, 2001. Monthly lease payments vary based upon the London InterBank Offered Rate. We have the option to purchase the property for the unamortized financed balance at any time after the non-cancelable lease term, or we may terminate the lease at any time after the non-cancelable term by arranging a third party sale or by making a termination payment. In April 1999, we exercised our option to purchase a parcel of land under the lease and sold it to a third party. The proceeds will mitigate a portion of the occupancy costs for this facility. Should we elect to terminate the lease, we will guarantee a residual value of up to 85% of the unamortized value of the property. As part of the agreement, we must also comply with certain financial covenants.

         Our North American distribution is supported by a 54,000 sq. ft. leased facility used as an office and warehouse in Hayward, California, and an 84,000 sq. ft. warehouse facility in Louisville, Kentucky. Effective April 1999, we entered into a lease agreement that increases the Kentucky warehouse facility's square footage to 250,000 sq. ft. We also occupy sales offices in the metropolitan areas of Toronto, Chicago, Dallas and New York.

         In addition to our Redwood City development studio, we own a 206,000 sq. ft. development facility in Burnaby, British Columbia, Canada and rent a 33,000 sq. ft. facility in Seattle, Washington. The move to the new Canadian offices was completed in June 1999. We also own a 180,000 sq. ft. development facility in Austin, Texas and lease a 42,400 sq. ft. development facility in Walnut Creek, California.

         Our United Kingdom subsidiary occupies administrative and sales facilities in Langley, England, under a lease for a total of 44,000 sq. ft. and a 22,000 sq. ft. development facility in Surrey, England. In Europe, we also lease a distribution hub in Heerlen, Holland and two administrative and sales facilities in Germany, as well as sales and distribution facilities in: Madrid, Spain; Lyon, France; Johannesberg, South Africa; Neudorf, Austria and Zurich, Switzerland. Additionally, we have sales offices throughout Europe.

         In Asia and the South Pacific, we maintain a 5,500 sq. ft. sales and distribution facility in Brisbane, Australia. We also have sales and distribution facilities in Singapore, Malaysia and Taiwan, and representative offices in Beijing, Hong Kong and Shanghai, China. We also maintain a 27,000 sq. ft. sales and development office in Tokyo, Japan. See Notes 3 and 9 of the Notes to the Consolidated Financial Statements included in Item 8 hereof.

         We believe that these facilities are adequate for our current needs. We believe that suitable additional or substitute space will be available as needed to accommodate our future needs.

ITEM 3:  LEGAL PROCEEDINGS

         We are subject to pending claims and litigation. Management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits would not have a material adverse effect upon our consolidated financial condition or results of operations.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended March 31, 1999.

ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding the executive officers of Electronic Arts, who are chosen by and serve at the discretion of the Board of Directors:

         Name                   Age                        Position
         ----                   ---                        --------
Lawrence F. Probst III          49        Chairman and Chief Executive Officer
Don A. Mattrick                 35        President, Worldwide Studios
John S. Riccitiello             39        President and Chief Operating Officer
William Bingham Gordon          49        Executive Vice President and Chief
                                            Creative Officer
E. Stanton McKee, Jr.           54        Executive Vice President and Chief
                                            Financial and Administrative Officer
Nancy L. Smith                  46        Executive Vice President and General
                                            Manager, North American Publishing
Ruth A. Kennedy                 44        Senior Vice President, General Counsel
                                            and Secretary
J. Russell Rueff, Jr.           37        Senior Vice President, Human Resources
David L. Carbone                48        Vice President, Finance


         Mr. Probst has been a director of Electronic Arts since January 1991 and currently serves as Chairman and Chief Executive Officer. He was elected as Chairman in July 1994. Mr. Probst has previously served as President of Electronic Arts; as Senior Vice President of EA Distribution, Electronic Arts' distribution division, from January 1987 to January 1991; and from September 1984, when he joined Electronic Arts, until December 1986, served as Vice
President of Sales. Mr. Probst holds a B.S. degree from the University of Delaware.

         Mr. Mattrick has served as President of Worldwide Studios since September 1997. Prior to this, he served as Executive Vice President, North American Studios, since October 1996. From July 1991 to October 1996, he served as Senior Vice President, North American Studios, Vice President of Electronic Arts and Executive Vice President/General Manager for EA Canada. Mr. Mattrick was founder and former chairman of Distinctive Software Inc. from 1982 until it was acquired by us in 1991.

         Mr. Riccitiello has served as President and Chief Operating Officer since October 1997. Prior to joining Electronic Arts, Mr. Riccitiello served as President and Chief Executive Officer of the worldwide bakery division at Sara Lee Corporation. Before joining Sara Lee, he served as President and CEO of Wilson Sporting Goods Co. and has also held executive management positions at Haagen-Dazs, PepsiCo, Inc. and The Clorox Company. Mr. Riccitiello holds a degree in Economics and Marketing from the University of California, Berkeley.

         Mr. Gordon has served as Executive Vice President and Chief Creative Officer since March 1998. Prior to this, he served as Executive Vice President, Marketing since October 1995. From August 1993 to October

1995, he served as Executive Vice President of EA Studios and as Senior Vice President of Entertainment Production since February 1992. He also served as Senior Vice President of Marketing, as General Manager of EA Studios, as Vice President of Marketing, as Director of Advertising and as Vice President of our former entertainment division while employed by us. Mr. Gordon holds a B.A. degree from Yale University and an M.B.A. degree from Stanford University.

         Mr. McKee joined Electronic Arts in March 1989 and is currently Executive Vice President and Chief Financial and Administrative Officer. Prior to October 1996, he served as Senior Vice President and Chief Financial and Administrative Officer. Mr. McKee holds B.A. and M.B.A. degrees from Stanford University and is also a Certified Public Accountant.

         Ms. Smith has served as Executive Vice President and General Manager, North American Publishing since March 1998. Prior to this, she served as Executive Vice President, North American Sales since October 1996. She previously held the position of Senior Vice President of North American Sales and Distribution from July 1993 to October 1996 and as Vice President of Sales from 1988 to 1993. Ms. Smith has also served as Western Regional Sales Manager and National Sales Manager since she joined Electronic Arts in 1984. Ms. Smith holds a B.S. degree in management and organizational behavior from the University of San Francisco.

         Ms. Kennedy has been employed by Electronic Arts since February 1990. She served as Corporate Counsel until March 1991 and is currently Senior Vice President, General Counsel and Secretary. Prior to October 1996, she served as Vice President, General Counsel and Secretary. Ms. Kennedy was elected Secretary in September 1994. Ms. Kennedy is a member of the State Bars of California and New York and received her B.A. degree from William Smith College and her Juris Doctor from the State University of New York.

         Mr. Rueff has served as Senior Vice President of Human Resources since October of 1998. Prior to joining Electronic Arts, Mr. Rueff held various positions with the PepsiCo companies for over 10 years, including: Vice President, International Human Resources; Vice President, Staffing and Resourcing at Pepsi-Cola International; Vice President, Restaurant Human Resources for Pizza Hut; and also various other management positions within the Frito-Lay Company. Mr. Rueff holds a M.S. degree in Counseling and a B.A. degree in Radio and Television from Purdue University in Indiana.

         Mr. Carbone has been with Electronic Arts since February 1991 as Vice President, Finance. He was elected Assistant Secretary of the Company in March 1991. Mr. Carbone holds a B.S. degree in accounting from King's College and is a Certified Public Accountant.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the National Market under the symbol "ERTS". The following table sets forth the quarterly high and low closing sales prices of our Common Stock from April 1, 1997 through March 31, 1999. Such prices represent prices between dealers and does not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                       Closing Sales Prices
                                                  -----------------------------
                                                  High                      Low
                                                  ----                      ---
Fiscal Year Ended March 31, 1998:

First Quarter                                   $35.38                    $20.13
Second Quarter                                   37.50                     30.75
Third Quarter                                    39.56                     29.94
Fourth Quarter                                   46.94                     34.94

Fiscal Year Ended March 31, 1999:

First Quarter                                   $54.81                    $41.63
Second Quarter                                   55.56                     38.13
Third Quarter                                    56.00                     33.88
Fourth Quarter                                   52.19                     38.25


There were approximately 1,900 holders of record of our Common Stock as of June 1, 1999. We believe that a significant number of beneficial owners of our Common Stock hold their shares in street names.

         Dividend Policy

         We have not paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

ELECTRONIC ARTS AND SUBSIDIARIES
SELECTED FIVE-YEAR FINANCIAL DATA
Years Ended March 31 (In thousands, except per share data)

INCOME STATEMENT DATA                                                 1999           1998          1997          1996           1995
------------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                   $ 1,221,863    $   908,852   $   673,028   $   587,299    $   531,493
Cost of goods sold                                                 625,547        480,766       328,943       291,491        277,543
                                                            ------------------------------------------------------------------------
Gross profit                                                       596,316        428,086       344,085       295,808        253,950

Operating expenses:
   Marketing and sales                                             163,407        128,308       102,072        85,771         70,764
   General and administrative                                       75,556         57,838        48,489        37,711         33,492
   Research and development                                        202,080        146,199       130,755       108,043         79,910
   Charge for acquired in-process technology                        44,115          1,500            --         2,232             --
   Merger costs                                                         --         10,792            --            --             --
   Amortization of intangibles                                       5,880             --            --            --             --
                                                            ------------------------------------------------------------------------
Total operating expenses                                           491,038        344,637       281,316       233,757        184,166
                                                            ------------------------------------------------------------------------

Operating income                                                   105,278         83,449        62,769        62,051         69,784
Interest and other income, net                                      13,180         24,811        13,279         7,514         13,476
                                                            ------------------------------------------------------------------------
Income before provision for income taxes and minority
   interest                                                        118,458        108,260        76,048        69,565         83,260
Provision for income taxes                                          45,414         35,726        26,003        22,584         26,859
                                                            ------------------------------------------------------------------------
Income before minority interest                                     73,044         72,534        50,045        46,981         56,401
Minority interest in consolidated joint venture                       (172)            28         1,282          (304)         2,620
                                                            ------------------------------------------------------------------------
Income from continuing operations                                   72,872         72,562        51,327        46,677         59,021

Discontinued operations:
   Gain on disposal of discontinued operations (net of
   income tax expense of $173 in fiscal 1995)                           --             --            --            --            303
                                                            ------------------------------------------------------------------------

Net income                                                     $    72,872    $    72,562   $    51,327   $    46,677    $    59,324
                                                            ------------------------------------------------------------------------
Per share amounts:
   Income from continuing operations:
     Basic                                                     $      1.20    $      1.23   $      0.89   $      0.84    $      1.13
     Diluted                                                   $      1.15    $      1.19   $      0.86   $      0.80    $      1.06
   Net income:
     Basic                                                     $      1.20    $      1.23   $      0.89   $      0.84    $      1.13
     Diluted                                                   $      1.15    $      1.19   $      0.86   $      0.80    $      1.07
   Number of shares used in computation:
     Basic                                                          60,748         58,867        57,544        55,685         52,446
     Diluted                                                        63,272         60,958        59,557        58,190         55,546


------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA AT FISCAL YEAR END
------------------------------------------------------------------------------------------------------------------------------------
Cash, cash equivalents and short-term investments              $   312,822    $   374,560   $   268,141   $   190,873    $   182,776
Marketable securities                                                4,884          3,721         5,548        37,869         10,725
Working capital                                                    333,256        408,098       284,863       247,001        180,714
Long-term investments                                               18,400         24,200        34,478        30,319         14,200
Total assets                                                       901,873        745,681       584,041       489,496        359,866
Total liabilities                                                  236,209        181,713       136,237       108,668        107,894
Minority interest                                                    2,733             --            28         1,277          1,148
Redeemable preferred stock                                              --             --            --            --         11,363
Total stockholders' equity                                         662,931        563,968       447,776       379,551        239,461

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward looking statements regarding future events or our future financial performance that involve certain risks and uncertainties including those discussed in "Risk Factors" at pages 25 to 26 of this Annual Report on Form 10-K. Actual events or actual future results may differ materially from any forward looking statements due to such risks and uncertainties.


RESULTS OF OPERATIONS

Comparison of Fiscal 1999 to 1998

                                 1999                  1998             % change
--------------------------------------------------------------------------------
Net revenues                $1,221,863,000        $  908,852,000           34.4
--------------------------------------------------------------------------------


We derive revenues primarily from shipments of entertainment software, which includes EA Studio CD products for dedicated entertainment systems ("CD-video games"), EA Studio CD personal computer products ("PC-CD"), EA Studio cartridge products and Affiliated Label ("AL") products that are published by third parties and distributed by us. We also derive revenues from licensing of EA Studio products and AL products through hardware companies ("OEMs") and online subscription revenues.

Our total net revenues increased compared to the prior year due to increased sales of products on PlayStation , Nintendo N64 , PC-CD and increased worldwide distribution of AL products. This increase was partially offset by a decrease in sales of Sega Saturn(R) products and 16-bit video game products.

Sales of PlayStation products in fiscal 1999 increased to $519,830,000, or 43% of total revenue, compared to $380,299,000, or 42% of total revenue in fiscal 1998. We released 21 new PlayStation titles in fiscal 1999 compared to 25 in fiscal 1998. The increase in sales was attributable to the greater installed base of PlayStation game consoles and the releases of key titles for this platform including FIFA 99, World Cup 98 and Madden NFL 99. We expect revenues from PlayStation products to continue to grow in fiscal 2000, but as revenues for these products increase, we do not expect to maintain these growth rates.

Net revenues derived from other 32-bit products, primarily for Saturn, were $749,000 in fiscal 1999 compared to $17,507,000 in fiscal 1998. We released no new Saturn titles in fiscal 1999 compared to eight in fiscal 1998. We do not expect to release any new Saturn titles in fiscal 2000 and revenues from the sales of Saturn products are not expected to be significant in future years.

Net revenues from PC-CD products increased to $270,793,000 in fiscal 1999, representing 22% of total net revenues, from $231,034,000, or 25% of total net revenues in fiscal 1998. We released 29 PC-CD titles in fiscal 1999 compared to 30 PC-CD titles in fiscal 1998. The worldwide increase in sales of PC-CD products was primarily attributable to an increase in sales in Europe and North America due to the related releases of key titles for this platform including Sim City 3000.

Net revenues derived from N64 video game cartridge products were $152,349,000, or 12% of total net revenues, compared to $56,677,000, or 6%, in fiscal 1998. The increase in N64 revenues was primarily due to more title releases for this platform compared to last year and a larger N64 market. We released nine titles in fiscal 1999, including NASCAR 99,compared to two titles in fiscal 1998. We do not expect significant growth in revenues for N64 products in fiscal 2000.

Net revenues from shipments of AL products in fiscal 1999 increased to $248,105,000, or 20% of total revenue, compared to $185,865,000, or 20% of total revenue in fiscal 1998. The increase was due to higher sales of AL products in North America and Europe. This increase was primarily attributable to the distribution of products published by Square EA in North America and the acquisition of ABC Software in Switzerland. We expect revenues from AL products to continue to grow in fiscal 2000, but as revenues for these products increase, we do not expect to maintain these growth rates.

Net revenues generated by 16-bit video game cartridge-based products were $635,000 in fiscal 1999, compared to $17,314,000, or 2% of net revenues in fiscal 1998. As the 16-bit video game market has been replaced by 32-bit and 64-bit systems, we did not release any new titles in fiscal 1999. We do not expect to release any new titles in fiscal 2000 and revenues from the sales of 16-bit products are not expected to be significant.

Licensing of EA Studio products generated $17,788,000 in fiscal 1999, compared to $15,431,000 in fiscal 1998. The increase was primarily the result of an increase in the revenues generated by the licensing of our products in Europe.

North America net revenues increased by 36% to $704,998,000 in fiscal 1999 as compared to $519,423,000 in fiscal 1998. The increase was mainly attributable to strong growth in N64 and PlayStation systems, the distribution of AL titles and growth in PC-CD sales. Net revenues from PlayStation and N64 revenues increased $148,181,000 due to a larger market and greater installed base for these platforms as well as more title releases for N64 in comparison to the prior year. North America AL sales increased by

$39,813,000, compared to the prior year primarily due to the distribution of products published by Square EA. PC-CD revenues increased by $13,439,000 due to key title releases during the year.

International net revenues increased by 33% to $516,865,000, or 42% of consolidated fiscal 1999 net revenues, compared to $389,429,000, or 43% of the fiscal 1998 total. Europe's net revenues increased by $117,999,000 primarily due to an increase in sales of PlayStation and AL products. Japan's net revenues increased by $11,371,000 primarily due to the sales of FIFA: Road to World Cup
98. Asia Pacific net revenues decreased by $1,934,000 due to the weakness in Asian currencies. In local currency, in spite of weak economies, net revenues for Asia Pacific increased compared to the prior year.

================================================================================
                                     1999                 1998          % change
--------------------------------------------------------------------------------
Cost of goods sold               $625,547,000         $480,766,000          30.1
As a percentage of net
revenues                                 51.2%                52.9%
--------------------------------------------------------------------------------


Cost of goods sold as a percentage of revenues decreased in fiscal 1999 primarily due to lower artist royalties, including savings related to an acquisition of a software development company during fiscal 1999, partially offset by higher sales of lower margin N64 products.


================================================================================
Operating                                                                  %
Expenses                             1999                 1998           change
-------------------------------------------------------------------------------
Marketing and sales              $163,407,000       $  128,308,000         27.4
As a percentage of
net revenues                             13.4%                14.1%
-------------------------------------------------------------------------------
General and
administrative                   $ 75,556,000       $ 57,838,000           30.6
As a percentage of
net revenues                              6.2%               6.4%
-------------------------------------------------------------------------------
Research and
development                      $202,080,000       $  146,199,000         38.2
As a percentage of
net revenues                             16.5%                16.1%
-------------------------------------------------------------------------------


The increase in marketing and sales expenses was primarily attributable to increased print, Internet and television advertising to support new releases and increased cooperative advertising associated with higher revenues in North America and Europe as compared to the prior year. Increases in marketing and sales expenses were also due to additional headcount related to the continued expansion of our worldwide distribution business and the acquisitions of ABC Software and Westwood Studios.

The increase in general and administrative expenses was primarily due to an increase in headcount and occupancy costs to support the increase in growth in North America and Europe operations, including the opening of additional international offices in Europe and the acquisition of ABC Software.

The increase in research and development expenses was due to additional headcount-related expenses attributable to the acquisition of Westwood Studios, Inc. and certain assets of the Irvine, California-based Virgin Studio (collectively "Westwood") in September 1998 and Tiburon Entertainment, Inc. in April 1998, higher development costs per title, as products are including more content and are more complex and time consuming to develop, and an increase in development costs for Ultima Online.

We released a total of 59 new products in fiscal 1999 compared to 71 in fiscal 1998.

================================================================================
Other Operating                                                             %
Expenses                             1999                 1998            change
--------------------------------------------------------------------------------
Amortization of
intangibles                     $   5,880,000        $          --        N/M
As a percentage of
net revenues                              0.5%                 N/A
--------------------------------------------------------------------------------
Charge for acquired
in-process technology           $  44,115,000        $   1,500,000        N/M
As a percentage of
net revenues                              3.6%                 0.2%


--------------------------------------------------------------------------------
Merger costs                    $          --        $  10,792,000       (100.0)
As a percentage of
net revenues                              N/A                  1.2%
--------------------------------------------------------------------------------


Amortization of intangibles results from the acquisitions of Westwood and ABC Software in the second quarter of fiscal 1999.

In connection with the purchase of Westwood in September 1998, we allocated and expensed $41,836,000 of the $122,688,000 purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, this amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. Westwood had three major PC-CD projects in progress at the time of the acquisition including two in the best-selling franchise Command and Conquer and one in the critically acclaimed Lands of Lore series. As of the acquisition date, costs to complete the Westwood projects acquired were expected to be approximately $9.1 million in fiscal 1999, $10.6 million in fiscal 2000 and $1.0 million in fiscal 2001. We believe there have been no significant changes to these estimates as of March 31, 1999. We currently expect to complete the development of these projects at various dates through fiscal 2001 and to publish the products upon completion.

The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities necessary to establish that the product can be produced to meet our design requirements including functions, features and technical performance requirements. Though we currently expect that the acquired in-process technology will be successfully developed, there can be no assurance that commercial or technical viability of these products will be achieved. Furthermore, future developments in the entertainment software industry, changes in computer or video game console technology, changes in other product offerings or other developments may cause us to alter or abandon these plans.

The value assigned to purchased in-process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting risk adjusted revenues considering the completion percentage, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present values. The completion percentages were estimated based on cost incurred to date, importance of the completed development tasks and the elapsed portion of the total project time. The revenue projection used to value the in-process research and development is based on unit sales forecasts for worldwide sales territories and adjusted to consider only the revenue related to development achievements completed at the acquisition date. Net cash flow estimates include cost of goods sold and sales, marketing and general and administrative expenses and taxes forecasted based on historical operating characteristics. In addition, net cash flow estimates were adjusted to allow for fair return on working capital and fixed assets, charges for franchise and technology leverage and return on other intangibles. Appropriate risk adjusted discount rates ranging from 20% to 22.5% were used to discount the net cash flows back to their present value. The remaining identified intangibles will be amortized on a straight-line basis over two to twelve years based on expected useful lives of franchise tradenames, existing products and technologies, retention of workforce, and other intangible assets. If these projects are not successfully developed, we may not realize the value assigned to the in-process research and development projects. In addition, the value of other acquired intangible assets may also become impaired.

In conjunction with the merger of Westwood, we accrued approximately $1,500,000 related to direct transaction costs and other related accruals. At March 31, 1999, there were $725,000 in accruals remaining related to these items.

Additionally,   for  fiscal  1999,  the  charge  for  in-process   research  and
development  also  included   write-offs  of  $2,279,000   associated  with  the
acquisition of two software development companies in the first quarter.

For fiscal 1998, we incurred a charge of $1,500,000 for acquired in-process technology in connection with the acquisition of the remaining 35% minority ownership interest in Electronic Arts Victor, Inc. in December 1997. This charge was made after we concluded that the in-process technology had no alternative future use after taking into consideration the potential for usage of the software in different products and resale of the software.

On July 25, 1997, we completed a merger with Maxis, Inc. ("Maxis"). In conjunction with the merger, we recorded costs of $10,792,000 which included direct transaction fees and costs associated with integrating the operations of the two companies. At March 31, 1999, there were no accruals remaining related to these merger costs.

================================================================================
                                     1999                  1998         % change
--------------------------------------------------------------------------------
Operating income                 $105,278,000          $83,449,000          26.2
As a percentage of
net revenues                              8.6%                 9.2%
--------------------------------------------------------------------------------


Operating income increased due to higher net revenues and related gross profit partially offset by increased operating expenses including the charges for acquired in-process technology of $44,115,000 in the current fiscal year partially offset by merger costs of $10,792,000 and a charge for acquired in-process technology of $1,500,000 related to the acquisitions in the prior fiscal year.

================================================================================
                                     1999                  1998         % change
--------------------------------------------------------------------------------
Interest and other
income, net                       $13,180,000          $24,811,000        (46.9)
As a percentage of
net revenues                              1.1%                 2.7%
--------------------------------------------------------------------------------


The decrease in interest and other income, net, was primarily attributable to the sale of our 50% ownership interest in Creative Wonders, LLC in December 1997. The sale resulted in a gain in the prior year of $12,625,000.

================================================================================
                                     1999                  1998         % change
--------------------------------------------------------------------------------
Income taxes                      $45,414,000          $35,726,000          27.1
Effective tax rate                       38.3%                33.0%
--------------------------------------------------------------------------------


Our effective tax rate for fiscal 1999 was negatively affected as there was no tax benefit recorded for a portion of the charges related to the acquired in-process technology. Excluding the effect of these charges, the effective tax rate for the current fiscal year would have been 32.0% as compared to a 33.0% tax rate in the corresponding prior year periods. The lower rate of 32.0% results primarily from a higher portion of international income subject to a lower foreign tax rate as compared to the prior year and an increase in the federal research and experimental credit.

================================================================================
                                       1999                  1998       % change
--------------------------------------------------------------------------------
Minority interest in
consolidated joint venture          $(172,000)             $28,000          N/M
As a percentage of
net revenues                             0.0%                  0.0%
--------------------------------------------------------------------------------


In the first quarter of fiscal 1999, we formed EA Square KK which is seventy percent owned by us and thirty percent owned by Square Co. Ltd. ("Square"), a leading developer and publisher of entertainment software in Japan. Minority interest for fiscal 1999 represents Square's 30% interest in the net income of EA Square KK.

For fiscal 1998, the minority interest represented the 35% interest in Electronic Arts Victor, Inc. ("EAV") owned by Victor Entertainment Industries, Inc. ("VEI"). We acquired the remaining 35% minority ownership interest in EAV held by VEI in December 1997.

================================================================================
                                     1999                  1998         % change
--------------------------------------------------------------------------------
Net income                        $72,872,000          $72,562,000           0.4
As a percentage of
net revenues                              6.0%                 8.0%
--------------------------------------------------------------------------------


Reported net income was flat due to the one-time charges related to acquisitions offsetting significantly higher operating income. The increase in net income, excluding one-time charges, was due to higher revenues and gross profits, offset by higher operating expenses. For fiscal 1998, net income included a one-time gain on sale of Creative Wonders, LLC in the amount of $8,459,000, net of taxes, offset by Maxis merger costs and a charge for acquired in-process developments of $8,236,000, net of taxes. For fiscal 1999, net income included one-time charges for acquired in-process technology of $37,506,000, net of taxes. Excluding one-time items in both years, as noted above, net income increased to $110,378,000 from $72,339,000, or 53% over the prior year.


RESULTS OF OPERATIONS

Comparison of Fiscal 1998 to 1997

                                     1998                  1997         % change
--------------------------------------------------------------------------------
Net revenues                     $908,852,000         $673,028,000          35.0
--------------------------------------------------------------------------------


Our total net revenues increased compared to the prior year due to increased sales of PlayStation products, increased worldwide distribution of AL products, sales of N64 video game cartridge products and sales of PC-CD products. This increase was partially offset by a decrease in sales of 16-bit video game cartridges and License/OEM revenues.

Net revenues from 32-bit CD-video game products, primarily for the PlayStation, were $397,806,000 in fiscal 1998, representing 44% of the total net revenues compared to $225,875,000, or 34% of total net revenues in fiscal 1997. The increase in sales of 32-bit video game products was attributable to the greater installed base of PlayStation game consoles and related releases of key titles for this platform during the year offset by a decline in revenues from sales of products for Saturn.

Sales of PlayStation products in fiscal 1998 increased to $380,299,000, or 42% of total revenue, compared to $187,531,000, or 28% of total revenue in fiscal 1997. We released 25 new PlayStation titles in fiscal 1998 compared to 14 in fiscal 1997.

Net revenues derived from the sales of other 32-bit products, primarily from Saturn, were $17,507,000 in fiscal 1998 compared to $38,344,000 in fiscal 1997. As the installed base of Saturn consoles did not achieve the growth rates of PlayStation consoles, our revenues from sales of Saturn products declined. We released eight new Saturn titles in fiscal 1998 compared to 12 in fiscal 1997.

Net revenues from shipments of AL products in fiscal 1998 increased to $185,865,000, or 20% of total revenue, compared to $96,696,000, or 14% of total revenue in fiscal 1997. This increase was due to higher sales of AL products in North America, Europe and Asia Pacific. This increase was attributable to the product releases under a worldwide exclusive distribution agreement with DreamWorks Interactive, including The Lost World: Jurassic Park, and due to continued distribution of products from Accolade, Inc. which began in the fourth quarter of fiscal 1997. AL revenues also increased as a result of our exclusive distribution agreement with Twentieth Century Fox Home Entertainment outside North America.

Net revenues derived from N64 video game cartridge products were $56,677,000, or 6% of total net revenues, compared to $17,804,000 in fiscal 1997. We released two titles in fiscal 1998 compared to one title in fiscal 1997.

Net revenues from PC-CD products increased to $231,034,000 in fiscal 1998, representing 25% of total net revenues, from $216,338,000, or 32% of total net revenues in fiscal 1997. We released 30 PC-CD titles in fiscal 1998 compared to 32 PC-CD titles in fiscal 1997. The increase in sales of PC-CD products was attributable to the worldwide growth in the PC market and the expansion of our direct distribution worldwide. PC-CD sales growth for fiscal 1998 was partially offset by a decline in titles published by Maxis. Maxis' PC-CD revenues for fiscal 1998 decreased by $17,010,000 or 45% compared to fiscal 1997.

Net revenues generated by 16-bit video game cartridge-based products were $17,314,000, or 2% of total revenues in fiscal

1998, compared to $89,160,000, or 13% of net revenues in fiscal 1997.

Licensing of EA Studio products generated $15,431,000 in fiscal 1998, compared to $26,749,000 in fiscal 1997. The decrease was primarily the result of a decrease in the revenues generated by the licensing of our products in Europe and Japan.

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

International net revenues increased by 30% to $389,429,000, or 43% of consolidated fiscal 1998 net revenues, compared to $300,412,000, or 45% of the fiscal 1997 total. The increase in international revenues was due to higher worldwide sales of PlayStation products and increased sales of PC-CD, N64 and AL products in Europe and Asia Pacific. This was partially offset by a decrease in 32-bit product sales in Japan, international 16-bit video game cartridge revenues and licensing of our products.


================================================================================
                                  1998                1997              % change
--------------------------------------------------------------------------------
Cost of goods sold           $480,766,000        $328,943,000             46.2
As a percentage of net
revenues                            52.9%               48.9%
--------------------------------------------------------------------------------


Cost of goods sold as a percentage of revenues in fiscal 1998 reflected increased product costs associated with increased sales of lower margin affiliated label and N64 titles, a decrease in higher margin PC-CD sales as a proportion of total net revenues and higher professional and celebrity royalties on CD-video game and PC-CD titles as well as higher manufacturing royalties on CD-video game titles.

================================================================================

                                                                            %
Operating Expenses                1998                1997                change
--------------------------------------------------------------------------------
Marketing and sales          $128,308,000        $102,072,000             25.7
As a percentage of
net revenues                        14.1%                15.2%
--------------------------------------------------------------------------------
General and
administrative               $ 57,838,000        $ 48,489,000             19.3
As a percentage of
net revenues                         6.4%                 7.2%
--------------------------------------------------------------------------------
Research and
development                  $146,199,000        $130,755,000             11.8
As a percentage of
net revenues                        16.1%                19.4%
--------------------------------------------------------------------------------


The increase in marketing and sales expenses was primarily attributable to increased television and print advertising to support new releases and increased cooperative advertising associated with higher revenues as compared to the prior year. Increases in marketing and sales expenses were also due to additional headcount related to the continued expansion of our worldwide distribution business.

The increase in general and administrative expenses was primarily due to an increase in payroll and occupancy costs due to the opening of additional international offices and additional depreciation related to the installation of new management information systems worldwide. This increase was partially offset by lower spending in Japan.

The increase in marketing and sales as well as general and administrative expenses were partially offset by savings attributable to the integration of Maxis in the second quarter of fiscal 1998.

The increase in research and development expenses was due to additional headcount related expenses in North America and Europe attributable to increased in-house development capacity, higher development costs per title and additional depreciation of computer equipment.

We released a total of 71 new products in fiscal 1998 compared to 68 in fiscal 1997.

================================================================================

Other Operating Expenses
                                   1998              1997               % change
--------------------------------------------------------------------------------
Charge for acquired
in-process technology          $ 1,500,000            $--                   N/M
As a percentage of
net revenues                          0.2%            N/A
--------------------------------------------------------------------------------
Merger costs                   $10,792,000            $--                   N/M
As a percentage of
net revenues                          1.2%            N/A
--------------------------------------------------------------------------------

In connection with the acquisition of the remaining 35% minority ownership interest in EAV in December 1997, we incurred a charge of $1,500,000 for acquired in-process technology. This charge was made after we concluded that the in-process technology had no alternative future use after taking into consideration the potential for usage of the software in different products and resale of the software.

On July 25, 1997, we completed a merger with Maxis. In conjunction with the merger, we recorded costs of $10,792,000 which included direct transaction fees and costs associated with integrating the operations of the two companies.

================================================================================
                                    1998              1997              % change
--------------------------------------------------------------------------------
Operating income                $83,449,000        $62,769,000             32.9
As a percentage of
net revenues                        9.2%                  9.3%
--------------------------------------------------------------------------------

Operating income increased due to higher net revenues and related gross profit partially offset by increased operating expenses including the charge for acquired in-process technology as well as merger costs related to the acquisition of Maxis.

================================================================================
                                    1998              1997              % change
--------------------------------------------------------------------------------
Interest and other
income, net                     $24,811,000        $13,279,000             86.8
As a percentage of
net revenues                           2.7%               2.0%
--------------------------------------------------------------------------------

The increase in other income is primarily due to higher interest income attributable to higher cash balances as compared to the previous year and the sale of our 50% ownership interest in Creative Wonders, LLC in December 1997. The sale of Creative Wonders resulted in a gain of $12,625,000. This increase was partially offset by lower gains on sales of marketable securities in the amount of $4,098,000 compared to $8,393,000 in the prior year.

================================================================================
                                    1998              1997              % change
--------------------------------------------------------------------------------
Income taxes                    $35,726,000        $26,003,000             37.4
Effective tax rate                    33.0%              34.2%
--------------------------------------------------------------------------------

Our effective tax rate was lower for the year as a result of a higher proportion of international income subject to a lower foreign tax rate as compared to the prior year and the reinstatement of the federal research and development tax credit for the full fiscal year 1998.

================================================================================
                                    1998              1997              % change
--------------------------------------------------------------------------------
Minority interest in
consolidated joint venture          $28,000         $1,282,000            (97.8)
As a percentage of net
revenues                               0.0%               0.2%
--------------------------------------------------------------------------------

As discussed above, we acquired the remaining minority ownership interest in EAV in December 1997. Prior to the acquisition, EAV was sixty-five percent owned by us and thirty-five percent owned by VEI. Minority interest for the year reflected only a portion of reported losses for EAV as the net equity of EAV fell below zero in the first quarter of fiscal 1998.

================================================================================
                                    1998              1997              % change
--------------------------------------------------------------------------------
Net income                      $72,562,000        $51,327,000              41.4
As a percentage of
net revenues                           8.0%               7.6%
--------------------------------------------------------------------------------

The increase in net income was due to the growth in revenues and gross margins offset by higher operating expenses. The impact of the gain on sale of Creative Wonders, LLC was offset by the charge for acquired in-process technology and merger costs.

================================================================================

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, our working capital was $333,256,000 compared to $408,098,000 at March 31, 1998. Cash, cash equivalents and short-term investments decreased by approximately $61,738,000 in fiscal 1999. We generated $150,768,000 of cash from operations in fiscal 1999. In addition, $30,577,000 was provided through the sale of equity securities under our stock plans.

Reserves for bad debts and sales returns increased from $51,575,000 at March 31, 1998 to $72,850,000 at March 31, 1999. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

   During fiscal 1999, we invested $122,688,000 in cash for the acquisition of Westwood Studios, Inc., $9,466,000 for the acquisition of ABC Software, approximately $7,800,000 for investment in affiliates and approximately
$8,000,000 in long-term licenses. In addition, we invested approximately $78,800,000 for new facilities in Europe and Canada and $17,800,000 in computer equipment worldwide. In addition, we repurchased 222,500 shares of our common stock for approximately $9,001,000.

   Our principal source of liquidity is $312,822,000 in cash, cash equivalents and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements for the next twelve months and the foreseeable future.

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

State of Readiness

   Our business is dependent on the operation of numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others: hardware and software systems used to deliver products to our customers; communications networks such as the Internet and private intranets, which we depend on to receive orders for products from our customers; the internal systems of our customers and suppliers; products sold to customers; the hardware and software systems used internally in the management of our business; and non-information technology systems and services used in the management of our business, such as power, telephone systems and building systems.

   Based on an analysis of the systems potentially impacted by conducting business in the twenty-first century, we are applying a phased approach to making such systems, and accordingly, our operations, ready for the year 2000. Beyond awareness of the issues and scope of systems involved, the phases of activities in progress include: an assessment of specific underlying computer systems, programs and hardware; renovation, replacement or redeployment of Year 2000 non-compliant technology; validation and testing of technologically compliant Year 2000 solutions; and implementation of the Year 2000 compliant systems.

   As a third party providing software products, we are dependent on the hardware and software products used to deliver such products and services. If such products are inoperable due to Year 2000 issues, our business, financial condition and results of operations could be adversely affected. An inventory of our internal business systems has been completed and planned software and hardware upgrades to ensure Year 2000 compliance are in process. The upgrades to these systems are expected to be completed by June, 1999.

Costs

   To date we have not incurred significant costs directly related to Year 2000 issues, even in cases where non-compliant information technology systems were redeployed or replaced.

   We believe that future expenditures to upgrade internal systems and applications will not have a material adverse effect on our business, financial condition and results of operations and are primarily included within our ongoing system development plan. In addition, while the potential costs of redeploying personnel and of any delays in implementing other projects are not known, the costs are anticipated to be immaterial.

Risks of the Year 2000 Issues

     Our financial information systems include an integrated suite of business applications developed and supported by Oracle Corporation. These applications systems are in place and currently support daily operations in the United States and in Europe. Based on representations made by Oracle Corporation and upon our limited tests, we believe these systems to be Year 2000 compliant.

     We believe our software products are Year 2000 compliant; however, success of our Year 2000 compliance efforts may depend on the success of our customers dealing with their Year 2000 issues. Customer difficulties with Year 2000 issues might require us to devote additional resources to resolve underlying problems. Failures of our and/or third parties' computer systems could have a material adverse impact on our ability to conduct business. For example, a significant percentage of purchase orders received from our customers are computer generated and electronically transmitted. In addition, the Year 2000 could affect the ability of consumers to use our PC based products. If the computer systems on which the consumers use our products are not Year 2000 compliant, such noncompliance could affect the consumers' ability to use such products.

Contingency Plans

     We continue to assess certain of our Year 2000 exposure areas in order to determine what additional steps beyond those identified by our internal review in the United States are advisable. We are currently developing a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. We expect this plan will be completed by June 30, 1999. We believe that the systems, which represent the principal exposures, have been identified, and to the extent necessary, are in the process of being modified to become Year 2000 compliant. Additionally, we will be conducting tests of our principal business systems to verify that those systems are Year 2000 compliant. Any failure to address any unforeseen Year 2000 issue could adversely affect our business, financial condition and results of operations.


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

     We do not anticipate any material impact from the Euro conversion on our financial information systems which currently accommodate multiple currencies. Computer software changes necessary to comply with the Year 2000 issue are generally compliant to the Euro conversion issue. Due to numerous uncertainties, we cannot reasonably estimate the effect that the Euro conversion issue will have on our pricing or market strategies, and the impact, if any, it will have on our financial condition and results of operations.

--------------------------------------------------------------------------------

RISK FACTORS

     EA's business is subject to many risks and uncertainties which may affect our future financial performance. Some of those important risks and uncertainties which may cause our operating results to vary or which may materially and adversely affect our operating results are as follows:

- Product development schedules are frequently unreliable and make predicting quarterly results difficult. Product development schedules, particularly for new hardware platforms and high-end multimedia PCs are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. For example, SimCity 3000, the follow on product to SimCity 2000, was expected to ship in fiscal 1998, at the time of the merger with Maxis. Due to additional development delays, that product did not ship until the fourth quarter of fiscal year 1999. Also, Tiberian Sun, which was expected to ship in fiscal 1999 at the time of the acquisition of Westwood Studios, is not expected to be released until the second quarter of fiscal 2000 due to development delays. Additionally, development risks for CD-ROM products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. Our revenues and earnings are dependent on our ability to meet our product release schedules, and our failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations for any individual quarter and the fiscal year.

- New video game platforms create additional technical and business model uncertainties. A large portion of our revenues are derived from the sale of products for play on proprietary video game platforms such as the PlayStation and the N64. The success of our products is significantly affected by acceptance of the new video game hardware systems and the life span of older hardware platforms and our ability to accurately predict which platforms will be most successful.

Sometimes we will spend development and marketing resources on products designed for new video game systems that have not yet achieved large installed bases or will continued product development for older hardware platforms that may have shorter life cycles than we expected. Conversely, if we do not develop for a platform that achieves significant market acceptance, or discontinue development for a platform that has a longer life cycle than expected, our revenue growth may be adversely affected.

For example, while the Sega Dreamcast console is scheduled to launch in the United States in late calendar 1999 and has already launched in Japan, we have no products under development for this platform. Accordingly, we will not have products available should this platform achieve wide market acceptance. Similarly, we intend to launch a variety of products for the new Sony PlayStation platform, the PlayStation II, expected to be released in the Untied States in September 2000. Should that platform not achieve wide acceptance by consumers, we will have spent a disproportionate amount of our resources for this platform. Additionally, we have not negotiated publishing agreements with Sony, Sega or Nintendo for their next generation platforms, and we do not know whether the terms of those agreements will be favorable.

- The business models and technology for e-commerce and online gaming are unproven. While we do not currently derive significant revenues from online sales of our packaged products or from games played online, we believe that both will become a more significant factor in our business and in the interactive gaming business generally in the future.

E-commerce is becoming an increasingly popular method for conducting business with consumers. How that form of distribution will affect the more traditional retail distribution, at which we have historically excelled, and over what time period, is uncertain. Additionally, technology, staffing and support for sales direct to consumers differ from that required for sales to resellers.

Online gaming, and particularly multiplayer online gaming such as our Ultima Online product, has many risks not currently associated with most packaged good sales including, but not limited to, the following:

     In "massively multiplayer" games such as Ultima Online, unanticipated player conduct significantly affects the performance of the game, and social issues raised by players' conduct frequently determine player satisfaction. Our ability to effectively proctor such games is uncertain.

     The current business model is as yet experimental and maybe unsustainable; whether revenues will continue to be sufficient to maintain the significant support, service and product enhancement demands of online users is uncertain. We have little experience in pricing strategies for online games or in predicting usage patterns of our customers.

     Additionally, the speed and reliability of the Internet and the performance of a user's Internet service provider are not controlled by us but impact both e-commerce and online game performance. Whether the Internet infrastructure will be adequate to meet increasing demand will affect our ability to grow our Internet dependent businesses.

- Our business, our products, and our distribution are subject to increasing regulation in key territories. Legislation is increasingly introduced which may affect the content of our products and their distribution. For example, privacy rules in the United States and Europe impose various restrictions on our web sites. Those rules vary by territory while of course the Internet recognizes no geographical boundaries. Other countries such as Germany have adopted laws regulating content transmitted over the Internet that are stricter than current United States laws. In the United States, in response to recent events, the federal and several state governments are considering content restrictions on products such as those made by us as well as restrictions on distribution of such products. Any one or more of these factors could harm our business.

- Our platform licensors are our chief competitors and frequently control the manufacturing of our video game products. Our agreements with hardware licensors, which are also our chief competitors, typically give significant control to the licensor over the approval and manufacturing of our products. This fact could, in certain circumstances, leave us unable to get our products approved, manufactured and shipped to customers. In most events, control of the approval and manufacturing process by the platform licensors increases both our manufacturing lead times and costs as compared to those we can achieve independently. For example, in prior years, we experienced delays in obtaining approvals for and manufacturing of PlayStation products which caused delays in shipping those products. The potential for additional delay or refusal to approve or manufacture our products continues with our platform licensors. Such occurrences would harm our business and adversely affect our financial performance.

- We face intense competition for talent from highly valued Internet companies. Competition for employees in the interactive software business continues to be intense. Recently, the most intense competition for recruiting and retaining key employees is from Internet companies. The high market valuations, large equity positions for key executives and creative talent and fast stock price appreciation of these companies make their compensation packages attractive to those who are already working in more mature companies. This situation creates difficulty for us to compete for the attraction and retention of executive and key creative talent.


- Foreign Sales and Currency Fluctuations. For fiscal 1999, international net revenues comprised 42% of total consolidated net revenues. We expect foreign sales to continue to account for a significant and growing portion of our revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. As a result of current economic conditions in Asia, we are subject to additional foreign currency risk. Though we do not currently derive a significant portion of revenues and operating profits from sales in Asia and other developing countries, our foreign currency exposure may increase as operations in these countries grow and if current economic trends in Asia continue. Any of these factors may significantly harm our business.

- Fluctuations in Stock Price. Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of our common stock in any given period. As a result of the factors discussed in this report and other factors that may arise in the future, the market price of our common stock historically has been, and may continue to be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to us, to changes in analysts' earnings estimates, or to factors affecting the computer, software, entertainment, media or electronics industries or the securities markets in general. For example, during the fiscal year 1999, the price per share of our common stock ranged from $33.88 to $56.00. During the fiscal year 1998, the price per share of our common stock ranged from $20.13 to $46.94.

Because of these and other factors affecting our operating results and financial condition, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Market Risk

     We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange contracts used to hedge foreign currency exposures and short-term investments are subject to market risk. We do not consider our cash and cash equivalents to be subject to interest rate risk due to their short maturities. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Risk

We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies thereby limiting our risk. Gains and losses on foreign exchange contracts are reflected in the income statement. At March 31, 1999, we had foreign exchange contracts, all with maturities of less than nine months to purchase and sell approximately $178,178,000 in foreign currencies, primarily British Pounds, Canadian Dollars, German Deutschmarks, Japanese Yen and other European currencies.

Fair value represents the difference in value of the contracts at the spot rate and the forward rate, plus the unamortized premium or discount. At March 31, 1999, fair value of these contracts is not significant. The counterparties to these contracts are substantial and creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding our efforts to manage foreign exchange risks, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

The table below provides information about our foreign currency forward exchange contracts at March 31, 1999. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value. All contracts mature within nine months.


--------------------- ----------------- ------------ -----------------
                                          Weighted-
                                            Average
                          Contract         Contract
                           Amount            Rate        Fair Value
--------------------- ----------------- ------------ -----------------
                        (in thousands)                 (in thousands)
Foreign currency to
be sold under
contract:
    British Pound              $93,044         1.63             $ 331
    Canadian Dollar             29,118         1.53             (278)
    Japanese Yen                 9,862       115.33               408
    South African                2,000         7.24             (321)
    Rand
    Australian                   1,554         0.62              (34)
    Dollar
    Brazilian Real               1,441         1.91             (111)

--------------------- ----------------- ------------ -----------------
Total                         $137,019                          $ (5)
--------------------- ----------------- ------------ -----------------

Foreign currency to
be purchased under
contract:
    British Pound              $41,159         1.61            $1,459

--------------------- ----------------- ------------ -----------------
Total                          $41,159                         $1,459
--------------------- ----------------- ------------ -----------------

--------------------- ----------------- ------------ -----------------
Grand total                   $178,178                         $1,454
--------------------- ----------------- ------------ -----------------


While the contract amounts provide one measurement of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts (arising from the possible inabilities of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations exceed our obligations as these contracts can be settled on a net basis at our option. We control credit risk through credit approvals, limits and monitoring procedures.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. At March 31, 1999, our cash equivalents, short-term and long-term investments included debt securities of $224,581,000. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The table below presents the amounts and related weighted average interest rates of our investment portfolio at March 31, 1999:

----------------------- ------------------ ------------ --------------
                           Average Interest
                                 Rate           Cost       Fair Value
----------------------- ------------------ ------------ --------------
                                       (Dollars in thousands)
Cash equivalents(1)
    Fixed rate                  0.00%           --             --
    Variable rate               4.70%       $135,567       $135,567
Short-term
investments(1)
    Fixed rate                  4.64%       $ 21,197       $ 21,700
    Variable rate               3.94%       $ 48,800       $ 48,964
Long-term
investments(1)
    Fixed rate                  0.00%           --             --
    Variable rate               5.69%       $ 18,400       $ 18,503
----------------------- ------------------ ------------ --------------

(1) See definition in note 1 of the Notes to the Consolidated Financial Statements, included in item 8 hereof.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages 29 through 47.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Electronic Arts Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Maxis, Inc., a company acquired by Electronic Arts Inc. in a business combination accounted for as a pooling of interests as described in Note 11 to the consolidated financial statements, which statements reflect total revenues constituting 7% for the year ended March 31, 1997, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Maxis, Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.


Mountain View, California                                              KPMG LLP
April 30, 1999

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
As of March 31,                                                                       1999                1998
----------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash, cash equivalents and short-term investments                               $ 312,822           $ 374,560
   Marketable securities                                                               4,884               3,721
   Receivables, less allowances of $72,850 and $51,575, respectively                 149,468             139,374
   Inventories                                                                        22,376              19,626
   Other current assets                                                               79,915              52,530
                                                                                   -----------------------------

     Total current assets                                                            569,465             589,811


Property and equipment, net                                                          181,266             105,095
Long-term investments                                                                 18,400              24,200
Investment in affiliates                                                              25,864              20,541
Goodwill and other intangibles                                                        90,682               1,585
Other assets                                                                          16,196               4,449
                                                                                   -----------------------------
                                                                                   $ 901,873           $ 745,681
                                                                                   =============================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $  63,881           $  56,233
   Accrued liabilities                                                               172,328             125,480
                                                                                   -----------------------------

     Total current liabilities                                                       236,209             181,713


Minority interest in consolidated joint venture                                        2,733                  --


Stockholders' equity:
   Preferred stock, $0.01 par value.  Authorized 1,000,000 shares                         --                  --
   Common stock, $0.01 par value.  Authorized 104,000,000 shares;
        issued 61,291,849 and 60,159,601 shares; outstanding                             613                 602
        61,169,286 and 60,159,601 shares, respectively
   Paid-in capital                                                                   267,699             234,294
   Treasury stock, at cost; 122,563 shares in 1999                                    (4,926)                 --
   Retained earnings                                                                 402,112             330,540
   Accumulated other comprehensive loss                                               (2,567)             (1,468)
                                                                                   -----------------------------
     Total stockholders' equity                                                      662,931             563,968
                                                                                   -----------------------------
                                                                                   $ 901,873           $ 745,681
                                                                                   =============================

See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

                                                                                   Years Ended March 31,
                                                                           1999             1998            1997
------------------------------------------------------------------------------------------------------------------
Net revenues                                                          $ 1,221,863      $   908,852     $   673,028
Cost of goods sold                                                        625,547          480,766         328,943
                                                                      --------------------------------------------

   Gross profit                                                           596,316          428,086         344,085

Operating expenses:
   Marketing and sales                                                    163,407          128,308         102,072
   General and administrative                                              75,556           57,838          48,489
   Research and development                                               202,080          146,199         130,755
   Charge for acquired in-process technology                               44,115            1,500              --
   Merger costs                                                                --           10,792              --
   Amortization of intangibles                                              5,880               --              --
                                                                      --------------------------------------------
     Total operating expenses                                             491,038          344,637         281,316
                                                                      --------------------------------------------

     Operating income                                                     105,278           83,449          62,769
Interest and other income, net                                             13,180           24,811          13,279
                                                                      --------------------------------------------

   Income before provision for income taxes and minority interest         118,458          108,260          76,048
Provision for income taxes                                                 45,414           35,726          26,003
                                                                      --------------------------------------------

   Income before minority interest                                         73,044           72,534          50,045
Minority interest in consolidated joint venture                              (172)              28           1,282
                                                                      --------------------------------------------

     Net income                                                       $    72,872      $    72,562     $    51,327
                                                                      ============================================
Net income per share:
   Basic                                                              $      1.20      $      1.23     $      0.89
   Diluted                                                            $      1.15      $      1.19     $      0.86
Number of shares used in computation:
   Basic                                                                   60,748           58,867          57,544
   Diluted                                                                 63,272           60,958          59,557

See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     Years Ended March 31, 1999, 1998 and 1997
     (In thousands)
                                                                                       Accumulated
                                                                                             Other
                                           Common Stock                              Comprehensive   Treasury Stock
                                        --------------------    Paid-In    Retained         Income ---------------------
                                          Shares     Amount     Capital    Earnings         (Loss)   Shares      Amount     Total
     -------------------------------------------------------------------------------------------------------------------------------
     Balances at March 31, 1996           56,747       $567    $158,144    $206,651        $14,189       --     $    --   $379,551

     Net income                                                              51,327                                         51,327
     Change in unrealized
        appreciation of investments,
        net                                                                                 (8,176)                         (8,176)
     Reclassification adjustment for
        gains realized in net income,
        net                                                                                 (5,497)                         (5,497)
     Translation adjustment                                                                    152                             152
                                                                                                                         -----------
     Comprehensive income                                                                                                   37,806
     Proceeds from sales of shares
        through stock plans                1,516         16      20,985                                                     21,001
     Tax benefit related to stock
        options                                                   9,210                                                      9,210
     Repayment of notes receivable                                  101                                                        101
     Amortization of deferred                                       107                                                        107
        compensation
                                        -------------------------------------------------------------------------------------------
     Balances at March 31, 1997           58,263        583     188,547     257,978            668       --          --    447,776
     Net income                                                              72,562                                         72,562
      Change in unrealized
        appreciation of investments,
        net                                                                                  1,882                           1,882
     Reclassification adjustment for
        gains realized in net income,
        net                                                                                 (2,745)                         (2,745)
     Translation adjustment                                                                 (1,273)                         (1,273)
                                                                                                                         -----------
     Comprehensive income                                                                                                   70,426
     Proceeds from sales of shares
        through stock plans                1,897         19      37,729                                                     37,748
     Tax benefit related to stock
        options                                                   7,931                                                      7,931
     Repayment of notes receivable                                   87                                                         87
                                        -------------------------------------------------------------------------------------------
     Balances at March 31, 1998           60,160        602     234,294     330,540         (1,468)      --          --    563,968
     Net income                                                              72,872                                         72,872
      Change in unrealized
        appreciation of investments,
        net                                                                                  2,533                           2,533
     Reclassification adjustment for
        gains realized in net income,
        net                                                                                   (989)                           (989)
     Translation adjustment                                                                 (2,643)                         (2,643)
                                                                                                                         -----------
     Comprehensive income                                                                                                   71,773
     Proceeds from sales of shares
        through stock plans                1,132         11      27,791     (1,300)                     100       4,075     30,577
     Purchase of treasury stock                                                                        (223)     (9,001)    (9,001)
     Tax benefit related to stock
        options                                                   5,614                                                      5,614
                                        --------------------------------------------------------------------------------------------
     Balances at March 31, 1999           61,292       $613    $267,699    $402,112        $(2,567)    (123)    $(4,926)  $662,931
                                        ============================================================================================

See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                  Years Ended March 31,
(In thousands)                                                                              1999             1998             1997
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:                                                                   $  72,872        $  72,562        $  51,327
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
   Minority interest in consolidated joint venture                                            172              (28)          (1,282)
   Equity in net loss of affiliates                                                           155            1,162            1,566
   Gain on sale of affiliate                                                                   --          (12,625)              --
   Depreciation and amortization                                                           40,461           26,907           22,986
   Loss on sale of fixed assets                                                               729            1,813              164
   Loss on disposition of assets related to merger                                             --            5,607               --
   Gain on sale of marketable securities                                                   (1,454)          (4,098)          (8,393)
   Provision for doubtful accounts                                                          6,027            4,302            4,840
   Charge for acquired in-process technology                                               44,115            1,500               --
   Change in assets and liabilities, net of acquisitions:
     Receivables                                                                          (11,702)         (40,432)         (28,018)
     Inventories                                                                            1,282           (1,753)          (1,626)
     Other assets                                                                         (24,266)          (5,660)           8,142
     Accounts payable                                                                       1,622           12,783            4,824
     Accrued liabilities                                                                   32,797           29,217           24,307
     Deferred income taxes                                                                (12,042)         (12,264)           1,165
                                                                                        --------------------------------------------
       Net cash provided by operating activities                                          150,768           78,993           80,002
                                                                                        --------------------------------------------
INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                                             8,281               25              171
   Proceeds from sales of marketable securities                                             1,818            7,276           21,152
   Purchase of marketable securities                                                           --           (2,762)              --
   Capital expenditures                                                                  (115,820)         (45,238)         (39,124)
   Investment in affiliates, net                                                           (5,478)          16,579          (11,271)
   Purchase of held-to-maturity securities                                                     --           (1,008)         (23,627)
   Proceeds from maturity of securities                                                    17,306           13,338           20,598
   Change in short-term investments, net                                                   76,755          (34,504)         (62,132)
   Acquisition of Westwood Studios, Inc.                                                 (122,688)              --               --
   Acquisition of other subsidiaries, net of cash acquired                                (11,805)          (3,225)              --
                                                                                        --------------------------------------------
       Net cash used in investing activities                                             (151,631)         (49,519)         (94,233)
                                                                                        --------------------------------------------
FINANCING ACTIVITIES:
   Proceeds from sales of shares through stock plans                                       30,577           37,748           21,001
   Purchase of treasury shares                                                             (9,001)              --               --
   Repayment of notes receivable                                                               --               87              101
   Tax benefit from exercise of stock options                                               5,614            7,931            9,210
   Proceeds from minority interest investment in consolidated joint venture                 2,109               --               --
                                                                                        --------------------------------------------
       Net cash provided by financing activities                                           29,299           45,766           30,312
                                                                                        --------------------------------------------
Translation adjustment                                                                     (2,191)          (1,273)             185
                                                                                        --------------------------------------------
Increase in cash and cash equivalents                                                      26,245           73,967           16,266
Beginning cash and cash equivalents                                                       215,963          141,996          125,730
                                                                                        --------------------------------------------
Ending cash and cash equivalents                                                          242,208          215,963          141,996
Short-term investments                                                                     70,614          158,597          126,145
                                                                                        --------------------------------------------
Ending cash, cash equivalents and short-term investments                                $ 312,822        $ 374,560        $ 268,141
                                                                                        ============================================
Supplemental cash flow information:
   Cash paid during the year for income taxes                                           $  43,050        $  32,888        $  15,323
                                                                                        ============================================
Non-cash investing activities:
   Change in unrealized appreciation of investments and marketable securities           $   1,805        $  (1,411)       $ (19,562)
                                                                                        ============================================

See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1999, 1998 and 1997


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

     A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company follows:

(a)  Fiscal Year
The Company's fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to March 31 in each year. The results of operations for fiscal 1999, 1998 and 1997 contain 52 weeks. Since the results of an additional week are not material, and for clarity of presentation herein, all fiscal periods are treated as ending on a calendar month end.

(b)  Revenue Recognition
The Company's revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2", which provide guidance on generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements. The Company has adopted the provisions of these SOPs as of April 1, 1998. The adoption has, in certain circumstances, resulted in the deferral of certain revenues associated with the Company's sales promotions and products with multiple deliverable elements. Neither the changes in certain business practices nor the deferral of certain revenues have resulted in a material impact on the Company's operating results, financial position or cash flows for the period ended March 31, 1999. Total deferred revenue at March 31, 1999 and 1998 was $8,206,000, and $2,797,000, respectively.

Product Sales: Revenue is generally recognized when the product is shipped. Subject to certain limitations, the Company permits customers to obtain exchanges within certain specified periods and provides price protection on certain unsold merchandise. Revenue is recognized net of an allowance for returns and price protection.

Online  Subscription   Revenues:   Monthly  online  subscription   revenues  are
recognized over the period in which the services are provided.

Software Licenses: For those agreements which provide the customers the right to multiple copies in exchange for guaranteed minimum royalty amounts, revenue is recognized at delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned.

Revenue from the licensing of software was $17,788,000, $15,431,000, and $26,749,000 for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

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

The Company accounts for investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115"). The Company's policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. Management determines the appropriate classification of its debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities classified as held-to-maturity are carried at amortized cost, which is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Debt securities, not classified as held-to-maturity, are classified as available-for-sale and are stated at fair value. Securities sold is based on the specific identification method.

(d)  Prepaid Royalties
Prepaid royalties consist primarily of prepayments for manufacturing royalties, original equipment manufacturer (OEM) fees and license fees paid to celebrities and professional sports organizations for use of their trade name. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual royalty rate as cost of goods sold based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly and charges to income any amounts that management deems unlikely to be realized through product sales. Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year. The current portion of prepaid royalties, included in other current assets, was $35,057,000 and $20,470,000 at March 31, 1999 and 1998, respectively. The long-term portion of prepaid royalties, included in other assets, was $7,602,000 and $2,289,000 at March 31, 1999 and 1998, respectively.

(e)  Software Development Costs
Research and development costs, which consist primarily of software development costs, are expensed as incurred. SFAS No. 86 provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under the Company's current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. The software development costs that have been capitalized to date have been insignificant.

(f)  Inventories
Inventories are stated at the lower of cost or market. Inventories at March 31, 1999 and 1998 consisted of:

================================================================================
                                                 1999           1998
--------------------------------------------------------------------------------
                                                    (in thousands)
Raw materials and work in process             $ 2,983         $ 2,392
Finished goods                                 19,393          17,234
--------------------------------------------------------------------------------
                                              $22,376         $19,626
--------------------------------------------------------------------------------


(g)  Advertising Costs
The Company generally expenses advertising costs as incurred, except for production costs associated with media campaigns which are deferred and charged to expense at the first run of the ad. Cooperative advertising with distributors and retailers is accrued when revenue is recognized. Cooperative advertising credits are reimbursed when qualifying claims are submitted. For the fiscal years ended March 31, 1999, 1998 and 1997, advertising expenses totaled approximately $72,437,000, $55,090,000 and $36,159,000, respectively.

(h)  Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated using the accelerated and straight-line methods over the following useful lives:

--------------------------------------------------------------------------------
Buildings                             20 to 25 years
--------------------------------------------------------------------------------
Computer equipment                    3 to 7 years
--------------------------------------------------------------------------------
Furniture and equipment               3 to 7 years
--------------------------------------------------------------------------------
Leasehold improvements                Lesser of the lease terms or the estimated
                                      useful lives of the improvements
--------------------------------------------------------------------------------

(i)  Intangible Assets
Intangible assets net of amortization at March 31, 1999 and 1998, of $90,682,000, and $2,148,000, respectively, include goodwill, costs of obtaining product technology and noncompete covenants which are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years. Amortization expense for fiscal years ended March 31, 1999, 1998 and 1997 was $5,880,000, $692,000, and
$654,000, respectively. The Company assesses the recoverability of goodwill by determining whether the carried value of the assets may be recovered through estimated future cash flows.

(j)  Income Taxes
Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

(k)  Foreign Currency Translation
For each of the Company's foreign subsidiaries the functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using current exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates. The effects of foreign currency translation adjustments are deferred and included as a component of accumulated other comprehensive income (loss) in stockholders' equity.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Included in interest and other income in the statements of income are foreign currency transaction losses of $1,168,000, $517,000 and $1,024,000, for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

(l)   Net Income Per Share
The following summarizes the computations of Basic Earnings Per Share ("EPS") and Diluted EPS. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method.

(in thousands, except for per share amounts):
================================================================================
                                                       Years Ended March 31,
                                                    1999        1998        1997
--------------------------------------------------------------------------------
Net income                                       $72,872     $72,562     $51,327
--------------------------------------------------------------------------------

Shares used to compute
net income per share:
Weighted-average
   common shares                                  60,748      58,867      57,544
Dilutive stock options                             2,524       2,091       2,013
--------------------------------------------------------------------------------
Dilutive potential common
   shares                                         63,272      60,958      59,557
--------------------------------------------------------------------------------

Net income per share:
  Basic                                            $1.20       $1.23     $  0.89
  Diluted                                          $1.15       $1.19     $  0.86

Excluded from the above computation of weighted-average shares for diluted EPS for the fiscal years ended March 31, 1999, 1998 and 1997 were options to purchase 645,000, 137,000 and 623,000 shares of common stock, respectively, as the options' exercise price was greater than the average market price of the common shares. For the fiscal year ended March 31, 1999, the weighted-average exercise price of the respective options was $47.33.

(m)  Employee Benefits
The Company has a 401(k) Plan covering substantially all of its U.S. employees. The 401(k) Plan permits the Company to make discretionary contributions to employees' accounts based on the Company's financial performance. The Company contributed $2,092,000, $902,000 and $925,000 to the Plan in fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

(n)  Stock-based Compensation
The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

(o)  Impact of Recently Issued Accounting Standards
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company is determining the effect of SFAS 133 on its financial statements.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to have a material impact on the Company's results of operations.

In December 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-9, "Software Revenue Recognition, with Respect to Certain Arrangements," which required recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the undelivered elements in the arrangement. SOP 98-9 is effective for transactions entered into after March 15, 1999. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company will adopt SOP 98-9 in fiscal year 2000 and does not expect a material change to its accounting for revenues as a result of the provisions of SOP 98-9.

(p)  Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include provisions for doubtful accounts, sales returns and allowances, warranty provisions, and estimates regarding the recoverability of prepaid royalty advances and inventories. Actual results could differ from those estimates.

(q)  Reclassifications
Certain amounts have been reclassified to conform to fiscal 1999 presentation.

(r) Long-Lived Assets
The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

(2) FINANCIAL INSTRUMENTS

(a) Cash and Investments

================================================================================
                                                             March 31,
                                                       1999              1998
--------------------------------------------------------------------------------
                                                      (in thousands)
Cash and cash equivalents:
   Cash                                            $106,641          $ 88,241
   Municipal securities                                  --            16,272
   Money market funds                               135,567           111,450
--------------------------------------------------------------------------------
   Cash and cash equivalents                        242,208           215,963
--------------------------------------------------------------------------------
Short-term investments:
   Available-for-sale
     Commercial paper                                    --            15,452
     Municipal securities                            21,700            24,601
     Money market preferreds                         43,114           101,438
   Held-to-maturity
     Municipal securities                                --            17,106
     U.S. Treasury securities                         5,800                --
--------------------------------------------------------------------------------
   Short-term investments                            70,614           158,597
--------------------------------------------------------------------------------
Cash, cash equivalents and short-
   term investments                                $312,822          $374,560
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Long-term investments:
   U.S. Treasury securities                         $18,400           $24,200
--------------------------------------------------------------------------------

Long-term and short-term held-to-maturity investments include commercial notes with original maturities of five to eight years secured by U.S. Treasury Notes which enable the Company to take advantage of certain tax incentives from its Puerto Rico operation. These investments are treated as held-to-maturity for financial reporting purposes.

The fair value of held-to-maturity securities at March 31, 1999 was $24,353,000 which included gross unrealized gains of $153,000. The fair value of held-to-maturity securities at March 31, 1998 was $41,326,000 which included gross unrealized gains of $27,000 and gross unrealized losses of $7,000.

(b)  Marketable Securities

Marketable securities are comprised of equity securities. The Company has accounted for investments in equity securities as "available-for-sale" and has stated applicable investments at fair value, with net unrealized appreciation reported as a separate component of accumulated other comprehensive income
(loss) in stockholders' equity. Marketable securities had an aggregate cost of $585,000 and $1,143,000 at March 31, 1999 and 1998, respectively. At March 31,
1999,  marketable  securities included gross unrealized gains of $4,299,000.  At
March 31, 1998 marketable securities included gross unrealized gains of $2,771,000 and gross unrealized losses of $193,000.

For the fiscal years ended March 31, 1999 and 1998, the fair value of marketable securities sold was $1,818,000 and $7,276,000, respectively. The gross realized gains from these sales totaled $1,454,000 and $4,098,000 for fiscal 1999 and 1998, respectively. The gain on sale of investments is based on the specific identification method.

(c)  Foreign Currency Forward Exchange Contracts

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency market exposures of underlying assets, liabilities and other obligations, primarily certain intercompany receivables that are denominated in foreign currencies. The Company does not use forward exchange contracts for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying transactions. Gains and losses on currency forward contracts that are designated and effective as hedges of firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. The Company transacts business in various foreign currencies. At March 31, 1999, the Company had foreign exchange contracts, all with maturities of less than nine months, to purchase and sell approximately $178,178,000 in foreign currencies, primarily in British Pounds, Canadian Dollars, German Deutschmarks, Japanese Yen and other European currencies.

Fair value represents the difference in value of the contracts at the spot rate and the forward rate, plus the unamortized premium or discount. At March 31, 1999, fair value of these contracts is not significant. The counterparties to these contracts are substantial and creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material.


(3)  COMMITMENTS

Lease Obligations

The Company leases certain of its current facilities and certain equipment under non-cancelable operating lease agreements. The Company is required to pay property taxes, insurance and normal maintenance costs for certain of its facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Company's facilities.

In February 1995, the Company entered into a master operating lease, as subsequently amended, for land and a building to be constructed in Redwood City, California. The initial term of the lease is for a period of three years from November 30, 1998. Monthly lease payments are based upon the London InterBank Offered Rate. The Company has the option to purchase the property for the unamortized financed balance at any time after the non-cancelable lease term, or it may terminate the lease at any time after the non-cancelable term by arranging a third party sale or by making a termination payment. Should the Company elect to terminate the lease, it will guarantee a residual value of up to 85% of the unamortized value of the property. As part of the agreement, the Company must also comply with certain financial covenants.

Total future minimum lease commitments as of March 31, 1999 are:

--------------------------------------------------------------------------------
Year Ended March 31:                               (in thousands)
   2000                                                    $18,284
   2001                                                     13,758
   2002                                                      6,144
   2003                                                      4,709
   2004                                                      3,770
   Thereafter                                                5,024
--------------------------------------------------------------------------------
                                                           $51,689
--------------------------------------------------------------------------------

Total rent expense for all operating leases was $19,480,000, $13,842,000 and $11,430,000, for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

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

(6)  PREFERRED STOCK

At March 31, 1999 and 1998, the Company had 1,000,000 shares of Preferred Stock authorized but unissued. The rights, preferences, and restrictions of the Preferred Stock may be designated by the Board of Directors without further action by the Company's stockholders.

(7)  TREASURY STOCK

In February 1999, the Board of Directors approved a plan to purchase up to two million shares of the Company's common stock. For the year ended March 31, 1999, the Company repurchased 222,500 shares for approximately $9,001,000 under this program. Of these, 99,937 shares were reissued under the Company's Stock Plans as of March 31, 1999.

When treasury shares are reissued, any excess of the average acquisition cost of the shares over the proceeds from reissuance is charged to retained earnings.

(8)  STOCK PLANS

(a)  Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan program whereby eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares at 85% of the lower of the fair market value of the Common Stock on the date of commencement of the offering or on the last day of the six-month purchase period. The program commenced in September 1991. In fiscal 1999, 241,514 shares were purchased by the Company and distributed to employees at prices ranging from $26.19 to $36.60. In fiscal 1998, 199,680 shares were purchased by the Company and distributed to employees at prices ranging from $26.14 to $26.19. In fiscal 1997, 184,596 shares were purchased by the Company and distributed to employees at prices ranging from $21.25 to $25.18 per share. The weighted average fair value of the fiscal 1999, fiscal 1998 and fiscal 1997 awards was $18.27, $9.43, and $10.41, respectively. Under the Employee Stock Purchase Plan 30,928 shares were distributed from reissued treasury stock in fiscal 1999. No shares were distributed from reissued treasury stock in fiscal 1998 or fiscal 1997. At March 1999, the Company had 237,444 shares of its Common Stock reserved for future issuance under the Plan.

Prior to the Maxis merger in July 1997, Maxis employees were eligible to participate in an employee stock purchase plan. In fiscal 1998 and 1997, Maxis purchased 7,684, and 18,220 shares, respectively, under this plan which were distributed to participating employees. Shares were purchased at prices ranging from $27.70 to $27.99 in fiscal 1998, and $28.56 to $46.08 in fiscal 1997.

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

Under the Company's stock option plans, 69,009 shares were reissued from treasury stock in fiscal 1999. No shares were distributed from reissued treasury stock in fiscal 1998 or fiscal 1997.

The options generally expire ten years from the date of grant and are generally exercisable in monthly increments over 50 months. Certain options assumed in connection with the Maxis merger in fiscal 1998 expire ten years from the date of grant, and vest and become exercisable at a rate of 25% on the first anniversary of the date of grant and 25% of the shares each year thereafter.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for options granted under the Company's employee-based stock option plans. Had compensation expense been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, the Company's pro forma net income and net income per share for fiscal 1999, 1998 and 1997 would have been:

(In thousands, except per share data)
================================================================================
                                                   1999         1998        1997
--------------------------------------------------------------------------------
Net Income
   As reported                                  $72,872      $72,562     $51,327
   Pro forma                                    $45,886      $52,892     $37,343

Earnings per Share
   As reported - basic                            $1.20        $1.23       $0.89
   Pro forma - basic                              $0.77        $0.91       $0.66
   As reported - diluted                          $1.15        $1.19       $0.86
   Pro forma - diluted                            $0.74        $0.88       $0.64

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions are used for grants made in 1999, 1998 and 1997 under the stock plans: risk-free interest rates of 4.39% to 5.55% in 1999, 5.31% to 6.42% in 1998; and 5.48% to
6.36% in 1997; expected volatility of 59% in fiscal 1999 and 58% in both fiscal 1998 and fiscal 1997; expected lives of 2.27 years in fiscal 1999 and 2.25 years in fiscal 1998 and fiscal 1997 under the Option Plans and one year for the Employee Stock Purchase Plan. No dividends are assumed in the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized when they occur. The above disclosures include options granted under the former Maxis option plans as if they were initially granted by the Company.

Because SFAS 123 is applicable only to options granted subsequent to March 31, 1995, the impact of non-vested stock options granted prior to this date has been excluded from the pro forma calculation. Accordingly, pro forma adjustments are not indicative of future period pro forma adjustments as the pro forma effect will not be fully reflected until subsequent years.

Additional  information regarding options outstanding as of March 31, 1999 is as follows:
                               ==============================================================================
                               ------------------------------------------------------------------------------
                                          Options Outstanding                        Options Exercisable
                               ------------------------------------------------------------------------------
                                                 Weighted-
                                                   Average     Weighted-                            Weighted-
                                                 Remaining       Average                              Average
                                  Number of    Contractual      Exercise             Number of       Exercise
Range of  Exercise Prices            Shares           Life         Price                Shares          Price
--------------------------------------------------------------------------------------------------------------
$ 0.720 - $13.500                 1,226,919           3.32        $ 8.41             1,226,919         $ 8.41
$13.625 - $23.500                 1,987,338           5.91         20.46             1,434,963          19.36
$23.750 - $27.500                 1,133,743           7.59         25.00               555,025          25.18
$27.625 - $29.875                 1,150,460           7.15         29.73               688,097          29.72
$30.000 - $34.875                 1,169,984           7.53         33.30               580,610          32.96
$35.000 - $36.750                 1,198,743           8.48         35.44               210,790          35.46
$37.000 - $43.125                 1,363,386           9.18         40.54               169,835          40.03
$43.625 - $45.063                 1,228,737           9.47         43.82               160,660          43.71
$45.500 - $54.250                   979,949           9.33         47.53                67,176          47.18

--------------------------------------------------------------------------------------------------------------
$ 0.720 - $54.250                11,439,259           7.42        $30.65             5,094,075         $22.79
==============================================================================================================

The following  summarizes  the activity  under the Company's  stock option plans during the fiscal years ended March 31, 1999, 1998 and 1997:
                                                               ===============================================
                                                                              Options Outstanding
                                                               -----------------------------------------------
                                                                                             Weighted-Average
                                                                             Shares            Exercise Price
                                                               -----------------------------------------------
Balance at March 31, 1996                                                 7,922,159                    $17.46

Granted                                                                   2,501,965                     31.64
Canceled                                                                   (779,514)                    23.57
Exercised                                                                (1,321,042)                    12.19
                                                               -----------------------------------------------
Balance at March 31, 1997 (3,748,864 shares were
exercisable at a weighted average price of $15.20)                        8,323,568                     21.97

Granted                                                                   3,833,539                     32.92
Canceled                                                                   (616,275)                    37.96
Exercised                                                                (1,688,702)                    18.92
                                                               -----------------------------------------------
Balance at March 31, 1998 (3,961,559 shares were
exercisable at a weighted average price of $18.83)                        9,852,130                     25.76

Granted                                                                   3,147,216                     44.18
Canceled                                                                   (568,983)                    34.74
Exercised                                                                  (991,104)                    22.73
                                                               -----------------------------------------------
Balance at March 31, 1999                                                11,439,259                    $30.65
                                                               -----------------------------------------------

Options available for grant at March 31, 1999                               787,427

(9)  PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1999 and 1998 consisted of:

================================================================================
                                                               1999        1998
--------------------------------------------------------------------------------
                                                             (in thousands)
Computer equipment                                         $127,330    $105,183
Buildings                                                    62,413      31,239
Land                                                         50,570      14,885
Office equipment, furniture and fixtures                     21,296      18,670
Leasehold improvements                                        5,749      12,071
Warehouse equipment and other                                 3,813       4,414
--------------------------------------------------------------------------------
                                                            271,171     186,462
Less accumulated depreciation and
   amortization                                             (89,905)    (81,367)
--------------------------------------------------------------------------------
                                                           $181,266    $105,095
--------------------------------------------------------------------------------

Depreciation and amortization expenses associated with property and equipment amounted to $34,581,000, $26,215,000 and $22,332,000, for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

(10) ACCRUED LIABILITIES

Accrued liabilities at March 31, 1999 and 1998 consisted of:

================================================================================
                                                               1999         1998
--------------------------------------------------------------------------------
                                                               (in thousands)
Accrued expenses                                           $ 46,595     $ 25,872
Accrued compensation and benefits                            46,541       29,318
Accrued royalties                                            36,429       36,830
Accrued income taxes                                         23,724       26,095
Deferred revenue                                              8,206        2,797
Warranty reserve                                              7,900        3,462
Deferred income taxes                                         2,933        1,106
--------------------------------------------------------------------------------
                                                           $172,328     $125,480
--------------------------------------------------------------------------------

(11)  BUSINESS COMBINATIONS AND DIVESTITURE

(a) Westwood Studios

In September 1998, the Company completed the acquisition of Westwood Studios, Inc. and certain assets of the Irvine, California - based Virgin Studio (collectively "Westwood") for approximately $122,688,000 in cash, including transaction expenses. The adjusted allocation of the excess purchase price over the net tangible liabilities assumed was $128,573,000 of which, based on management's estimates prepared in conjunction with a third party valuation consultant, $41,836,000 was allocated to purchased in-process research and development and $86,737,000 was allocated to other intangible assets. Amounts allocated to other intangibles include franchise trade names of $32,357,000, existing technology of $6,510,000, workforces of $1,680,000 and other goodwill of $46,190,000 and are being amortized over lives ranging from two to twelve years. Purchased in-process research and development includes the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this non-recurring item was expensed in the Consolidated Statement of Income upon consummation of the acquisition. The non-recurring charge for in-process research and development reduced diluted earnings per share by approximately $0.59 in the fiscal year 1999. The results of the operations of Westwood and the estimated fair value of assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition.

In conjunction with the merger of Westwood, the Company accrued approximately $1,500,000 related to direct transaction costs and other related accruals. At March 31, 1999, there were $725,000 in accruals remaining related to these items.

In connection with the Westwood acquisition, the purchase price has been allocated to the assets and liabilities assumed based upon the fair values on the date of acquisition, as follows (in thousands):

================================================================================
Current assets                                                         $  4,500
Property and equipment                                                    3,257
In-process technology                                                    41,836
Other intangible assets                                                  86,737
Current liabilities                                                     (13,642)
--------------------------------------------------------------------------------
Total purchase price                                                   $122,688
--------------------------------------------------------------------------------

The following table reflects unaudited pro forma combined results of operations of the Company and Westwood on the basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented (in thousands, except per share data):

================================================================================
                                                              1999          1998
--------------------------------------------------------------------------------
Revenues                                                $1,229,055    $1,011,234
Net income                                              $  111,308    $   64,604
Net income per share - basic                                 $1.83         $1.10
Net income per share - diluted                               $1.76         $1.06
Number of shares used in computation - basic                60,748        58,867
Number of shares used in computation - diluted              63,272        60,958
--------------------------------------------------------------------------------

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1998 or at the beginning of fiscal 1999 or of future operations of the combined companies under the ownership and management of the Company.

(b) ABC Software

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

(c) Square Co., Ltd.

In May 1998, the Company and Square Co., Ltd. ("Square"), a leading developer and publisher of entertainment software in Japan, completed the formation of two new joint ventures in North America and Japan. In North America, the companies formed Square Electronic Arts, LLC ("Square EA"), which has exclusive publishing rights in North America for future interactive entertainment titles created by Square. Additionally, the Company has the exclusive right to distribute in North America products published by this joint venture. The Company contributed $3,000,000 and owns a 30% minority interest in this joint venture while Square owns 70%. This joint venture is accounted for under the equity method.

In Japan, the companies established Electronic Arts Square KK ("EA Square KK"), which will localize and publish in Japan the Company's properties originally created in North America and Europe, as well as develop and publish original video games in Japan. The Company contributed cash and has a 70% majority ownership interest, while Square contributed cash and owns 30%. Accordingly, the assets, liabilities and results of operations for EA Square KK are included in the Company's Consolidated Balance Sheets and Results of Operations since June 1, 1998, the date of formation. Square's 30% interest in EA Square KK has been reflected as "Minority interest in consolidated joint venture" on the Company's Consolidated Financial Statements.

(d) Maxis, Inc.
On July 25, 1997, the Company competed a merger with Maxis, Inc. ("Maxis"), a California-based interactive software developer. Under the transaction, approximately 4.1 million shares of Electronic Arts' stock were exchanged for all outstanding Maxis common stock. The transaction was accounted for as a pooling of interests. The accompanying financial statements, notes and analyses have been restated for all periods presented to reflect this transaction.

In conjunction with the merger of Maxis, the Company recorded costs of $10,792,000. This charge included direct transaction fees for investment bankers, attorneys, accountants, and other related costs of approximately $2,781,000 and costs associated with integrating the operations of the two companies of approximately $8,011,000. Included in the integration costs were redundant facility costs, severance payments, equipment abandonment costs and other asset write downs, contract termination charges and other related expenses. Of the total merger costs, approximately $5,185,000 related to cash expenditures while approximately $5,607,000 related to noncash charges. At March 31, 1999, there were no accruals remaining related to these merger related costs.

Total net revenue and net income (loss) for the individual entities for the fiscal year ended March 31, 1997 is as follows (in thousands):

================================================================================
                                            Electronic
                                                  Arts       Maxis      Combined
--------------------------------------------------------------------------------
1997
--------------------------------------------------------------------------------
  Net revenue                                 $624,766     $48,262      $673,028
  Net income (loss)                             53,002     (1,675)        51,327
--------------------------------------------------------------------------------

 (e)  Creative Wonders, LLC
In December 1997, the Company completed the sale of its 50% ownership interest in Creative Wonders, LLC, a joint venture company formed with the Walt Disney Company for $16,750,000 in cash. The Company recognized a gain of $12,625,000, which is included in interest and other income. Prior to the sale, the Company distributed children's interactive titles published and sold by the joint venture into the retail channel. The investment was accounted for under the equity method prior to sale.

 (f) Other Business Combinations

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

(12) INCOME TAXES

   The Company's pretax income from operations for the fiscal years ended March 31, 1999, 1998 and 1997 consisted of the following components:

================================================================================
(in thousands)                                    1999         1998         1997
--------------------------------------------------------------------------------

Domestic                                      $ 79,789     $ 51,620      $27,614
Foreign                                         38,669       56,640       48,434
--------------------------------------------------------------------------------
Total pretax income                           $118,458     $108,260      $76,048
--------------------------------------------------------------------------------

Income tax expense (benefit) for the fiscal years ended March 31, 1999, 1998 and 1997 consisted of:

================================================================================
(in thousands)                                 Current      Deferred      Total
--------------------------------------------------------------------------------

1999:
   Federal                                     $31,204     $(10,340)    $20,864
   State                                         4,401       (2,590)      1,811
   Foreign                                      15,715        1,410      17,125
   Charge in lieu of taxes
     from employee stock plans
                                                 5,614            --      5,614
--------------------------------------------------------------------------------
                                               $56,934     $(11,520)    $45,414
--------------------------------------------------------------------------------

1998:
   Federal                                     $14,751     $ (7,585)    $ 7,166
   State                                         1,361         (727)        634
   Foreign                                      18,561        1,434      19,995
   Charge in lieu of taxes
     from employee stock plans
                                                 7,931            --      7,931
--------------------------------------------------------------------------------
                                               $42,604     $ (6,878)    $35,726
--------------------------------------------------------------------------------

   1997:
   Federal                                     $ 3,145     $ (3,472)    $  (327)
   State                                           804         (674)        130
   Foreign                                      16,543          447      16,990
   Charge in lieu of taxes
     from employee stock plans
                                                 9,210            --      9,210
--------------------------------------------------------------------------------
                                               $29,702     $ (3,699)    $26,003
--------------------------------------------------------------------------------

The components of the net deferred tax assets as of March 31, 1999 and 1998 consist of:

================================================================================
(in thousands)                                                 1999        1998
--------------------------------------------------------------------------------
Deferred tax assets:
   Accruals, reserves and other expenses                   $ 76,015    $ 50,096
   Maxis Federal and State loss carryforwards                    --       2,088
   Foreign loss and credit carryforwards                         --      11,514
--------------------------------------------------------------------------------
       Total gross deferred tax assets                       76,015      63,698
       Less:  valuation allowance                                --     (11,514)
--------------------------------------------------------------------------------
       Net deferred tax assets                             $ 76,015    $ 52,184
--------------------------------------------------------------------------------

Deferred tax liabilities:
   Undistributed earnings of DISC                            (1,784)     (2,081)
   Prepaid royalty expenses                                 (43,681)    (32,422)
   Unrealized gains on marketable
   securities                                                (1,395)       (848)
   Other                                                       (949)       (147)
--------------------------------------------------------------------------------
       Total gross deferred tax liabilities                $(47,809)   $(35,498)
--------------------------------------------------------------------------------
       Net deferred tax asset                              $ 28,206    $ 16,686
--------------------------------------------------------------------------------

At March 31, 1999, deferred tax assets of $25,406,000 were included in other current assets.

The differences between the statutory income tax rate and the Company's effective tax rate, expressed as a percentage of income before provision for income taxes, for the years ended March 31, 1999, 1998 and 1997 were as follows:

================================================================================
                                                       1999      1998      1997
--------------------------------------------------------------------------------
Statutory Federal tax rate                            35.0%      35.0%     35.0%
State taxes, net of Federal benefit                     1.5       1.0       0.8
Differences between statutory rate
   and foreign effective tax rate                      (2.5)     (2.2)     (1.0)
Foreign loss without tax benefit                         --        --       1.7
Research and development credits                       (2.1)     (0.6)       --
Nondeductible acquisition costs                         7.4        --        --
Other                                                  (1.0)     (0.2)     (2.3)
--------------------------------------------------------------------------------
                                                       38.3%     33.0%     34.2%
--------------------------------------------------------------------------------

The Company provides for U.S. taxes on an insignificant portion of the undistributed earnings of its foreign subsidiaries and does not provide taxes on the remainder. At March 31, 1999, the undistributed foreign earnings of the foreign subsidiaries amounted to approximately $122,000,000. If these earnings were distributed to the parent company, foreign tax credits available under current law would substantially eliminate the resulting Federal tax liability.

The Company's U.S. income tax returns for the years 1992 through 1995 have been examined by the Internal Revenue Service (IRS). In 1998, the Company received a notice of deficiencies from the IRS. These deficiencies relate primarily to operations in Puerto Rico, which the Company is contesting in Tax Court. The Company believes that any additional liabilities, if any, that arise from the outcome of this examination will not be material to the Company's consolidated financial statements.

(13) INTEREST AND OTHER INCOME, NET

Interest and other income, net for the years ended March 31, 1999, 1998 and 1997 consisted of:

================================================================================
(in thousands)                                       1999       1998       1997
--------------------------------------------------------------------------------

Interest income                                   $12,625    $13,649    $ 9,699

Gain on disposition of assets, net                    725     14,910      8,229
Foreign currency losses                            (1,168)      (517)    (1,024)
Equity in net loss of affiliates                     (155)    (1,162)    (1,566)
Other income (expense), net                         1,153     (2,069)    (2,059)
--------------------------------------------------------------------------------
                                                  $13,180    $24,811    $13,279
--------------------------------------------------------------------------------

(14) Comprehensive Income

In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS 130 requires classification of other comprehensive income in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income includes primarily foreign currency translation adjustments and unrealized gains (losses) on investments.

The change in the components of accumulated other comprehensive income, net of taxes, is summarized as follows (in thousands):

================================================================================
                                        Foreign       Unrealized         Accumu-
                                       currency            gains     lated other
                                    translation      (losses) on      comprehen-
                                    adjustments      investments     sive income
--------------------------------------------------------------------------------
Balance at
March 31, 1996                         $ (2,077)       $ 16,266        $ 14,189
Other
comprehensive
income (loss)                               152         (13,673)        (13,521)
--------------------------------------------------------------------------------
Balance at
March 31, 1997                           (1,925)          2,593             668
Other
comprehensive
income (loss)                            (1,273)           (863)         (2,136)
--------------------------------------------------------------------------------
Balance at
March 31, 1998                           (3,198)          1,730          (1,468)
Other
comprehensive
income (loss)                            (2,643)          1,544          (1,099)
--------------------------------------------------------------------------------
Balance at
March 31, 1999                         $ (5,841)       $  3,274        $ (2,567)
--------------------------------------------------------------------------------

Change in unrealized gains (losses) on investments, net are shown net of taxes of $727,000, $(426,000) and $(7,202,000) in fiscal 1999, 1998 and 1997, respectively.

The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.


(15) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, cash equivalents, short-term investments, receivables, accounts payable and accrued liabilities - the carrying amount approximates fair value because of the short maturity of these instruments.

Long-term investments, investments classified as held-to-maturity and marketable securities - fair value is based on quoted market prices.

(16) SEGMENT INFORMATION

In 1999,  the Company  adopted SFAS No. 131,  "Disclosures  about Segments of an
Enterprise and Related  Information",  which supersedes SFAS No. 14,  "Financial
Reporting  for  Segments  of a Business  Enterprise".  SFAS No. 131  establishes standards for the reporting by public business  enterprises of information about product lines, geographic areas and major customers.  The method for determining what  information  to report is based on the way that  management  organizes the operating  segments  within the Company  for making  operational  decisions  and assessments of financial  performance.  The Company's chief  operating  decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO
reviews financial  information  presented on a consolidated basis accompanied by disaggregated  information  about  revenues by geographic  region and by product lines for  purposes  of  making  operating  decisions  and  assessing  financial performance.  The Company has four reportable segments:  North America,  Europe,
Asia Pacific and Japan, which are organized, managed and analyzed geographically and operate in one industry segment: the creation, marketing and distribution of entertainment software.  Information about the Company's operations in the North
America and foreign  areas for the fiscal years ended March 31,  1999,  1998 and
1997 is presented below:
                                                                            Asia
(in thousands)                                                           Pacific
                                              North                   (excluding
                                            America         Europe        Japan)        Japan    Eliminations          Total
                                     -----------------------------------------------------------------------------------------
Fiscal 1999:
Net revenues from unaffiliated
   customers                               $704,998       $443,937       $39,560     $ 33,368       $      --     $1,221,863
Intersegment sales                           32,216         15,062         2,800           12        (50,090)             --
                                     -----------------------------------------------------------------------------------------
     Total net revenues                    $737,214       $458,999       $42,360     $ 33,380       $(50,090)     $1,221,863
                                     =========================================================================================
Operating income                           $ 78,826       $ 21,052       $ 3,208     $  2,192       $      --     $  105,278
Interest income                            $  9,931       $  2,551       $   143     $     --       $      --     $   12,625
Depreciation and amortization              $ 29,272       $  9,399       $   506     $  1,284       $      --     $   40,461
Identifiable assets                        $596,357       $268,152       $20,938     $ 16,426       $      --     $  901,873
Capital expenditures                       $ 54,029       $ 58,383       $   418     $  2,990       $      --     $  115,820

Fiscal 1998:
Net revenues from unaffiliated
   customers                               $519,423       $325,938       $41,494     $ 21,997       $      --     $  908,852
Intersegment sales                           45,913         21,613           513          133        (68,172)             --
                                     -----------------------------------------------------------------------------------------
     Total net revenues                    $565,336       $347,551       $42,007     $ 22,130       $(68,172)     $  908,852
                                     =========================================================================================
Operating income (loss)                    $ 31,852       $ 51,807       $ 6,995     $(7,205)       $      --     $   83,449
Interest income                            $ 10,931       $  2,471       $   247     $     --       $      --     $   13,649
Depreciation and amortization              $ 20,826       $  4,541       $   661     $    879       $      --     $   26,907
Identifiable assets                        $515,728       $201,988       $17,347     $ 10,618       $      --     $  745,681
Capital expenditures                       $ 25,423       $ 18,035       $   669     $  1,111       $      --     $   45,238

Fiscal 1997:
Net revenues from unaffiliated
   customers                               $372,616       $233,614       $28,072     $ 38,726       $      --     $  673,028
Intersegment sales                           54,530          6,938           603          122        (62,193)             --
                                     -----------------------------------------------------------------------------------------
     Total net revenues                    $427,146       $240,552       $28,675     $ 38,848       $(62,193)     $  673,028
                                     =========================================================================================
Operating income (loss)                    $ 17,035       $ 43,295       $ 5,652     $(3,213)       $      --     $   62,769
Interest income                            $  7,820       $  1,662       $   217     $     --       $      --     $    9,699
Depreciation and amortization              $ 17,450       $  4,609       $   252     $    675       $      --     $   22,986
Identifiable assets                        $430,055       $121,673       $12,820     $ 19,493       $      --     $  584,041
Capital expenditures                       $ 29,627       $  7,370       $   399     $  1,728       $      --     $   39,124

For the fiscal year ended March 31, 1999, the Company had sales to one customer which represented 12% of total net revenues. The Company had no sales to any one customer in excess of 10% of total net revenues for fiscal years ended March 31, 1998 and 1997.



Information about the Company's net revenues by product line for the fiscal years ended March 31, 1999, 1998 and 1997 is presented below (in thousands):

================================================================================
                                            1999             1998          1997
--------------------------------------------------------------------------------
PlayStation                           $  519,830         $380,299      $187,531
PC-CD                                    270,793          231,034       216,338
Affiliated label                         248,105          185,865        96,696
N64                                      152,349           56,677        17,804
Saturn                                       756           17,543        38,424
License, OEM and Other                    30,030           37,434       116,235
--------------------------------------------------------------------------------
                                      $1,221,863         $908,852      $673,028
--------------------------------------------------------------------------------

QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)
                                                                 Quarter Ended
                                          -------------------------------------------------------             Year
                                            June 30        Sept. 30         Dec. 31      March 31            Ended
------------------------------------------------------------------------------------------------------------------
                                                          (In thousands, except per share data)
Fiscal 1999
Net revenues                              $ 178,221      $  245,763      $  520,155     $ 277,724     $ 1,221,863
Operating income (loss)                       3,050         (29,545)        102,439        29,334         105,278
Net income (loss)                             3,700         (25,273)         72,531        21,914          72,872
Net income (loss) per share - basic       $    0.06      $    (0.42)     $     1.19     $    0.36     $      1.20
Net income (loss) per share - diluted     $    0.06      $    (0.42)     $     1.15     $    0.35     $      1.15
Common stock price per share
     High                                 $   54.81      $    55.56      $    56.00     $   52.19     $     56.00
     Low                                  $   41.63      $    38.13      $    33.88     $   38.25     $     33.88
Fiscal 1998
Net revenues                              $ 123,712      $  189,828      $  391,245     $ 204,067     $   908,852
Operating income (loss)                      (4,807)         (3,080)         70,983        20,353          83,449
Net income (loss)                            (1,451)             41          58,620        15,352          72,562
Net income (loss) per share - basic       $   (0.02)     $       --      $     0.99     $    0.26     $      1.23
Net income (loss) per share - diluted     $   (0.02)     $       --      $     0.96     $    0.25     $      1.19
Common stock price per share
     High                                 $   35.38      $    37.50      $    39.56     $   46.94     $     46.94
     Low                                  $   20.13      $    30.75      $    29.94     $   34.94     $     20.13
Fiscal 1997
Net revenues                              $  88,735      $  137,271      $  290,849     $ 156,173     $   673,028
Operating income (loss)                      (9,038)            727          58,641        12,439          62,769
Net income(loss)                             (1,381)          3,388          38,703        10,617          51,327
Net income (loss) per share - basic       $   (0.02)     $     0.06      $     0.67     $    0.18     $      0.89
Net income (loss) per share - diluted     $   (0.02)     $     0.06      $     0.65     $    0.18     $      0.86
Common stock price per share
     High                                 $   34.50      $    39.13      $    37.63     $   36.13     $     39.13
     Low                                  $   25.25      $    24.75      $    27.88     $   26.25     $     24.75


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

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors who are nominated for re-election required by Item 10 is incorporated herein by reference to the information in our definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Proposal No. 1 - Re-Election of Directors." The information regarding executive officers required by Item 10 is included in Item 4A hereof.


ITEM 11: EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the information in the Proxy Statement under the caption "Compensation of Executive Officers" specifically excluding the "Compensation Committee Report on Executive Compensation".


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the information in the Proxy Statement under the caption "Amount and Nature of Shares Beneficially Owned."


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the information in the Proxy Statement under the caption "Certain Transactions."

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         1.  Index to Financial Statements.                 Page(s) in Form 10-K

         Independent Auditors' Report                                 29
         Consolidated Balance Sheets as of March 31, 1999
             and 1998                                                 30
         Consolidated Statements of Income for the Years Ended
             March 31, 1999, 1998 and 1997                            31
         Consolidated Statements of Stockholders' Equity for the
             Years Ended March 31, 1999, 1998 and 1997                32
         Consolidated Statements of Cash Flows for the Years Ended
             March 31, 1999, 1998 and 1997                            33
         Notes to Consolidated Financial Statements for the Years
             Ended March 31, 1999, 1998 and 1997                      34-47

         2.  Financial Statement Schedule.

         The following financial statement schedule of Electronic Arts for the years ended March 31, 1999, 1998 and 1997 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Electronic Arts.

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

         3.  Exhibits.

         The following exhibits are filed as part of, or incorporated by reference into, this report:

         Number                   Exhibit Title
         ------                   -------------
          3.01 Registrant's Certificate of Incorporation, as amended to December 1, 1992. (1)
          3.02 Registrant's Certificate of Amendment of Certificate of Incorporation. (2)
          3.03    Registrant's By-Laws, as amended to date. (3)
          4.01    Specimen Certificate of Registrant's Common Stock. (4)
         10.01 Registrant's 1982 Stock Option Plan, as amended to date, and related documents. (5) (6)
         10.02 Registrant's Directors Stock Option Plan and related documents. (6) (7)
         10.03    Description of Registrant's FY 2000 Executive Bonus Plan. (6)
         10.04 Directors and Officers and Company Reimbursement Indemnity Policy by and between Registrant and certain underwriters at Lloyd's, London and Continental Insurance Company, dated June 20, 1992. (8)
         10.05 Lease by and between Registrant, Electronic Arts Limited and Allied Dunbar Assurance PLC, dated June 24, 1987, for the Registrant's U.K. facilities. (9)

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
         10.36    Amended and Restated  Guaranty  from  Electronic  Arts Inc. to
                  Flatirons Funding, LP dated March 7, 1997. (30)
         10.37    Amended and Restated  Agreement  for Lease  between  Flatirons
                  Funding,  LP and  Electronic  Arts Redwood Inc. dated March 7,
                  1997. (30)
         10.38    Amendment No. 1 to Lease  Agreement  between  Electronic  Arts
                  Redwood  Inc.  and  Flatirons  Funding,   LP  dated  March  7,
                  1997. (30)
         10.39    Employment  Agreement by and between the  Registrant  and John
                  Riccitiello dated August 29, 1997. (31)
         10.40    Lease Agreement by and between Registrant and John Riccitiello dated August 29, 1997. (31)
         10.41    Employment  Agreement  by and  between  Registrant  and  James
                  "Rusty" Russell Rueff, Jr. dated September 9, 1998.
         10.42    Lease  Agreement  by and  between  Registrant  and  Louisville
                  Commerce Realty Corporation, dated April 1, 1999.
         10.43    Option  agreement,  agreement of purchase and sale, and escrow instructions for Zones 2 and 4, Electronic Arts Business Park,
                  Redwood Shores California, dated April 5, 1999.
         21.01    Subsidiaries of the Registrant.
         23.01    Report on  Financial  Statement  Schedule  and Consent of KPMG
                  LLP, Independent Auditors.
         23.02    Consent of Ernst & Young LLP, Independent Auditors
         27       Financial Data Schedule
         99.01    Report of Ernst & Young LLP, Independent Auditors

         ----------------
         (1) Incorporated by reference to Exhibit 3.01 to Registrant's Current Report on Form 8-K filed on October 16, 1991.

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

         (29) Incorporated by reference to Exhibit 10.35 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

         (30) Incorporated by reference to similarly numbered exhibits to Registrant's Annual Report on Form 10-K for the year ended March 31, 1997 (the "1997 Form 10-K").

         (31) Incorporated by reference to similarly numbered exhibits to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.

(c)      Exhibits:

         The Registrant hereby files as part of this Form 10-K the exhibits listed in Item 14(a)3, as set forth above.

(d)      Financial Statement Schedule:

         The Registrant hereby files as part of this Form 10-K the financial statement schedule listed in Item 14(a)2, as set forth on page 56.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ELECTRONIC ARTS

                                          By: /s/ Lawrence F. Probst III
                                              ----------------------------------
                                              (Lawrence F. Probst III, Chairman
                                              of the Board and Chief Executive
                                              Officer)

                                          Date: June 29, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 29th of June 1999.


                 Name                                        Title
                 ----                                        -----

     /s/ Lawrence F. Probst III                   Chairman of the Board
----------------------------------              and Chief Executive Officer
     (Lawrence F. Probst III)

     /s/ E. Stanton McKee, Jr.               Executive Vice President and Chief
----------------------------------          Financial and Administrative Officer
     (E. Stanton McKee, Jr.)                   (Principal Accounting Officer)

     /s/ David L. Carbone                          Vice President, Finance
----------------------------------
     (David L. Carbone)


Directors:

     /s/ M. Richard Asher                                  Director
----------------------------------
     (M. Richard Asher)

     /s/ William J. Byron                                  Director
----------------------------------
     (William J. Byron)

     /s/ Daniel H. Case III                                Director
----------------------------------
     (Daniel H. Case III)

     /s/ Gary M. Kusin                                     Director
----------------------------------
     (Gary M. Kusin)

     /s/ Timothy J. Mott                                   Director
----------------------------------
     (Timothy J. Mott)

                                                ELECTRONIC ARTS INC. AND SUBSIDIARIES

                                                             SCHEDULE II

                                                  VALUATION AND QUALIFYING ACCOUNTS

                                              Years Ended March 31, 1999, 1998 and 1997
                                                           (in thousands)

                                                 Balance at       Charged to       Charged to                              Balance
                                                 Beginning        Costs and           Other                                at End
Description                                      of Period         Expenses         Accounts (1)       Deductions         of Period
-----------                                      ---------         --------         ------------       ----------         ---------
Year Ended March 31, 1999
   Allowance for doubtful
   accounts and returns                          $  51,575         $ 161,297         $    (369)         $ 139,653          $  72,850
                                                 =========         =========         =========          =========          =========


Year Ended March 31, 1998
   Allowance for doubtful
   accounts and returns                          $  43,268         $  82,706         $  (3,243)         $  71,156          $  51,575
                                                 =========         =========         =========          =========          =========


Year Ended March 31, 1997
   Allowance for doubtful
   accounts and returns                          $  33,176         $  63,114         $   2,240          $  55,262          $  43,268
                                                 =========         =========         =========          =========          =========


(1) Primarily the translation effect of using the average exchange rate for expense items and the year-ended exchange rate for the balance sheet item (allowance account).

                              ELECTRONIC ARTS INC.
                          1999 FORM 10-K ANNUAL REPORT

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                         EXHIBIT TITLE
------                         -------------
10.03    Description of Registrant's FY 2000 Executive Bonus Plan

10.41 Employment Agreement by and between Registrant and James "Rusty" Russell Rueff, Jr. dated September 9, 1998.

10.42 Lease Agreement by and between Registrant and Louisville Commerce Realty Corporation, dated April 1, 1999.

10.43    Option   agreement,   agreement  of  purchase  and  sale,   and  escrow
         instructions for Zones 2 and 4, Electronic Arts Business Park, Redwood Shores California, dated April 5, 1999.

21.01    Subsidiaries of the Registrant.

23.01 Report on Financial Statement Schedule and Consent of KPMG LLP, Independent Auditors.

23.02    Consent of Ernst & Young LLP, Independent Auditors

27       Financial Data Schedule

99.01    Report of Ernst & Young LLP, Independent Auditors