Form 10-Q
period 1999-06-30
ELECTRONIC ARTS INC
filed 1999-08-12
CIK 712515

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to _____

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

                              YES _X_    NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
           Class of Common Stock                      August 4, 1999
           ---------------------                      --------------
         $0.01 par value per share                    62,316,057

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES

                                      INDEX


Part I - Financial Information                                              Page
------------------------------                                              ----

Item 1.     Consolidated Financial Statements

                  Consolidated Balance Sheets at
                     June 30, 1999 and March 31, 1999                          3

                  Consolidated Statements of Income and Comprehensive
                     Income for the Three Months Ended June 30, 1999 and 1998  4

                  Consolidated Statements of Cash Flows for
                     the Three Months Ended June 30, 1999 and 1998             5

                  Notes to Consolidated Financial Statements                   7

Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        23

Part II - Other Information
---------------------------

Item 1.     Legal Proceedings                                                 25

Item 4.     Submission of Matters to a Vote of Security Holders               25

Item 6.     Exhibits and Reports on Form 8-K                                  26

Signatures                                                                    27
----------

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                                ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                       (Dollars in thousands)
                                                             (unaudited)

                                                               ASSETS
                                                                                                         June 30,          March 31,
                                                                                                          1999              1999
                                                                                                       ---------          ---------
Current assets:
     Cash, cash equivalents and short-term investments                                                 $ 319,667          $ 312,822
     Marketable securities                                                                                 4,327              4,884
     Receivables, less allowances of $55,355 and $72,850, respectively                                    73,297            149,468
     Inventories                                                                                          16,003             22,376
     Deferred income taxes                                                                                25,833             25,406
     Other current assets                                                                                 76,162             54,509
                                                                                                       ---------          ---------
       Total current assets                                                                              515,289            569,465

Property and equipment, net                                                                              192,628            181,266
Long-term investments                                                                                     18,400             18,400
Investments in affiliates                                                                                 17,086             25,864
Goodwill and other intangibles                                                                            88,099             90,682
Long-term deferred taxes                                                                                   5,733              5,733
Other assets                                                                                              25,830             10,463
                                                                                                       ---------          ---------
                                                                                                       $ 863,065          $ 901,873
                                                                                                       =========          =========

                                     LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                                  $  44,111          $  63,881
     Accrued liabilities                                                                                 133,264            172,328
                                                                                                       ---------          ---------
       Total current liabilities                                                                         177,375            236,209

Minority interest in consolidated joint venture                                                            2,622              2,733

Stockholders' equity:
     Preferred stock, $0.01 par value.  Authorized 1,000,000 shares                                         --                 --
     Common stock, $0.01 par value.  Authorized 104,000,000 shares;
       Issued 61,885,385 and 61,291,849 shares; outstanding 61,885,385  and
       61,169,286 shares, respectively                                                                       619                613
     Paid-in capital                                                                                     283,934            267,699
     Treasury stock, at cost; 122,563 shares at March 31, 1999                                              --               (4,926)
     Retained earnings                                                                                   401,943            402,112
     Accumulated other comprehensive loss                                                                 (3,428)            (2,567)
                                                                                                       ---------          ---------
       Total stockholders' equity                                                                        683,068            662,931
                                                                                                       ---------          ---------
                                                                                                       $ 863,065          $ 901,873
                                                                                                       =========          =========

                                    See accompanying notes to consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (unaudited)


                                                           Three Months Ended
                                                                June 30,
                                                          1999           1998
                                                       ---------      ---------
Net revenues                                           $ 186,120      $ 178,221
Cost of goods sold                                        85,517         87,589
                                                       ---------      ---------
     Gross profit                                        100,603         90,632
                                                       ---------      ---------

Operating expenses:
   Marketing and sales                                    33,847         33,644
   General and administrative                             17,564         15,417
   Research and development                               47,453         36,242
   Amortization of intangibles                             2,588           --
   Charge for acquired in-process technology                --            2,279
                                                       ---------      ---------
       Total operating expenses                          101,452         87,582
                                                       ---------      ---------
     Operating income (loss)                                (849)         3,050
Interest and other income, net                             4,138          2,815
                                                       ---------      ---------
     Income before provision for income taxes
       and minority interest                               3,289          5,865
Provision for income taxes                                 1,052          1,935
                                                       ---------      ---------
     Income before minority interest                       2,237          3,930
Minority interest in consolidated
  joint venture                                               89           (230)
                                                       ---------      ---------
      Net income                                       $   2,326      $   3,700
                                                       =========      =========

Net income per share:
Basic                                                  $    0.04      $    0.06
                                                       =========      =========
Diluted                                                $    0.04      $    0.06
                                                       =========      =========

Number of shares used in computation:
Basic                                                     61,455         60,304
                                                       =========      =========
Diluted                                                   64,119         62,996
                                                       =========      =========







Total comprehensive income                             $   1,465      $   3,164
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

                                                ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Dollars in thousands)
                                                             (unaudited)

                                                                                                             Three Months
                                                                                                            Ended June 30,
                                                                                                       1999                 1998
                                                                                                     ---------            ---------
Operating activities:
   Net income                                                                                        $   2,326            $   3,700
     Adjustments to reconcile net income to net cash used in operating activities:
         Minority interest in consolidated joint venture                                                   (89)                 230
         Equity in net loss of affiliates                                                                  428                  134
         Gain on sale of affiliate                                                                        (842)                --
         Depreciation and amortization                                                                   9,897                7,409
         Loss on sale of fixed assets                                                                       76                  496
         Gain on sale of marketable securities                                                          (1,210)                 (76)
         Provision for doubtful accounts                                                                   712                1,162
         Charge for acquired in-process technology                                                        --                  2,279
         Change in assets and liabilities, net of acquisitions:
              Receivables                                                                               75,459               38,166
              Inventories                                                                                6,373                  616
              Other assets                                                                             (37,020)              (1,849)
              Accounts payable                                                                         (19,770)             (14,681)
              Accrued liabilities                                                                      (38,578)             (41,776)
              Deferred income taxes                                                                       (461)                 (26)
                                                                                                     ---------            ---------
                Net cash used in operating activities                                                   (2,699)              (4,216)
                                                                                                     ---------            ---------

Investing activities:
   Proceeds from sale of property and equipment                                                             34                 --
   Proceeds from sales of marketable securities                                                          1,400                  101
   Proceeds from sale of affiliate                                                                       8,842                 --
   Capital expenditures                                                                                (18,781)             (11,398)
   Investment in affiliates, net                                                                          (150)              (2,628)
   Proceeds from maturity of securities                                                                   --                  6,330
   Change in short-term investments, net                                                               (47,667)              (9,344)
   Acquisition of subsidiaries, net of cash acquired                                                      --                 (2,339)
                                                                                                     ---------            ---------
                Net cash used in investing activities                                                  (56,322)             (19,278)
                                                                                                     ---------            ---------

Financing activities:
   Proceeds from sales of shares through employee stock
        plans and other plans                                                                           13,729                6,813
   Tax benefit from exercise of stock options                                                            4,943                1,631
   Proceeds from minority interest investment in consolidated
        joint venture                                                                                     --                  2,109
                                                                                                     ---------            ---------
                Net cash provided by financing activities                                               18,672               10,553
                                                                                                     ---------            ---------

Translation adjustment                                                                                      79               (1,314)
                                                                                                     ---------            ---------
Decrease in cash and cash equivalents                                                                  (40,270)             (14,255)
Beginning cash and cash equivalents                                                                    242,208              215,963
                                                                                                     ---------            ---------
Ending cash and cash equivalents                                                                       201,938              201,708
Short-term investments                                                                                 117,729              161,611
                                                                                                     ---------            ---------
Ending cash and short-term investments                                                               $ 319,667            $ 363,319
                                                                                                     =========            =========




                                                ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                       (Dollars in thousands)
                                                             (unaudited)

                                                                                                             Three Months
                                                                                                            Ended June 30,
                                                                                                       1999                 1998
                                                                                                     ---------            ---------
Supplemental cash flow information:
   Cash paid during the year for income taxes                                                        $   1,670            $   9,832
                                                                                                     =========            =========

Non-cash investing activities:
   Change in unrealized appreciation of investments and marketable
   securities                                                                                        $  (1,414)           $   1,165
                                                                                                     =========            =========

                                    See accompanying notes to consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. Certain amounts have been reclassified to conform to the fiscal 2000 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Electronic Arts Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1999 as filed with the Securities and Exchange Commission ("Commission") on June 29, 1999.

Note 2. Prepaid Royalties

Prepaid royalties consist primarily of prepayments for manufacturing royalties, original equipment manufacturer (OEM) fees and license fees paid to celebrities and professional sports organizations for use of their trade name. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual royalty rate as cost of goods sold based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly and charges to income any amounts that management deems unlikely to be realized through product sales. Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year. The current portion of prepaid royalties, included in other current assets, was $44,259,000 and $35,057,000 at June 30, 1999 and March 31, 1999, respectively. The long-term portion of prepaid royalties, included in other assets, was $16,343,000 and $7,602,000 at June 30, 1999 and March 31, 1999, respectively.

Note 3. Inventories

Inventories are stated at the lower of cost or market. Inventories at June 30, 1999 and March 31, 1999 consisted of (in thousands):

                                                         June 30,      March 31,
                                                           1999          1999
                                                         -------        -------
Raw materials and work in process                        $ 1,265        $ 2,983
Finished goods                                            14,738         19,393
                                                         -------        -------
                                                         $16,003        $22,376
                                                         =======        =======


Note 4.  Accrued Liabilities

Accrued liabilities at June 30, 1999 and March 31, 1999 consisted of (in thousands):

                                                        June 30,       March 31,
                                                          1999            1999
                                                        --------        --------
Accrued expenses                                        $ 48,595        $ 46,595
Accrued compensation and benefits                         28,875          46,541
Accrued royalties                                         28,741          36,429
Accrued income taxes                                      16,067          23,724
Warranty reserve                                           6,515           7,900
Deferred income taxes                                      2,447           2,933
Deferred revenue                                           2,024           8,206
                                                        --------        --------
                                                        $133,264        $172,328
                                                        ========        ========

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 5.  Segment Information

In 1999,  the Company  adopted SFAS No. 131,  "Disclosures  about Segments of an
Enterprise and Related  Information",  which supersedes SFAS No. 14,  "Financial
Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the reporting by public business enterprises of information about product lines, geographic areas and major customers. The Company has four reportable segments: North America, Europe, Asia Pacific and Japan, which are organized, managed and analyzed geographically and operate in one industry segment: the creation, marketing and distribution of entertainment software.
Information about the Company's operations in the North America and foreign areas for the three months ended June 30, 1999 and 1998 is presented below:

                                                                                Asia
(in thousands)                                                                 Pacific
                                                  North                      (excluding
                                                 America         Europe         Japan)        Japan      Eliminations       Total
                                                ---------      ---------      ---------     ---------    ------------     ---------
Three months ended June 30, 1999
--------------------------------
Net revenues from unaffiliated
   customers                                    $ 102,050      $  67,870      $  10,869     $   5,331      $    --        $ 186,120
Intersegment revenues                               3,632          4,436            771          --           (8,839)          --
                                                ---------      ---------      ---------     ---------      ---------      ---------
     Total net revenues                         $ 105,682      $  72,306      $  11,640     $   5,331      $  (8,839)     $ 186,120
                                                =========      =========      =========     =========      =========      =========
Operating income (loss)                         $   6,537      $  (8,028)     $   1,022     $    (380)     $    --        $    (849)
Interest income                                 $   2,563      $     362      $      27     $    --        $    --        $   2,952
Depreciation and amortization                   $   7,584      $   2,017      $     137     $     159      $    --        $   9,897
Identifiable assets                             $ 580,339      $ 249,242      $  20,494     $  12,990      $    --        $ 863,065
Capital expenditures                            $   7,489      $  10,911      $     294     $      87      $    --        $  18,781

Three months ended June 30, 1998
--------------------------------
Net revenues from unaffiliated
   customers                                    $  69,114      $  86,794      $   8,363     $  13,950      $    --        $ 178,221
Intersegment revenues                               5,836          2,512           --              13         (8,361)          --
                                                ---------      ---------      ---------     ---------      ---------      ---------
     Total net revenues                         $  74,950      $  89,306      $   8,363     $  13,963      $  (8,361)     $ 178,221
                                                =========      =========      =========     =========      =========      =========
Operating income (loss)                         $ (10,184)     $  10,263      $     268     $   2,703      $    --        $   3,050
Interest income                                 $   3,393      $     849      $      68     $    --        $    --        $   4,310
Depreciation and amortization                   $   6,071      $     904      $      51     $     383      $    --        $   7,409
Identifiable assets                             $ 480,843      $ 187,790      $  16,416     $  18,096      $    --        $ 703,145
Capital expenditures                            $   7,830      $   2,548      $     212     $     808      $    --        $  11,398

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Information about the Company's net revenues by product line for the three months ended June 30, 1999 and 1998 is presented below (in thousands):

                                                         Three Months Ended
                                                               June 30,
                                                         1999             1998
                                                       --------         --------
PlayStation                                            $ 69,251         $ 95,957
PC-CD                                                    63,596           39,210
Affiliated label                                         33,432           14,814
N64                                                      11,842           20,947
License, OEM, Online and Other                            7,999            7,293
                                                       --------         --------
                                                       $186,120         $178,221
                                                       ========         ========


Note 6. Comprehensive Income

In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and the display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS 130 requires classification of other comprehensive income in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income includes primarily foreign currency translation adjustments and unrealized gains (losses) on investments.

The components of comprehensive  income,  net of tax, for the three months ended
June 30, 1999 and 1998 were as follows (in thousands):

                                                                                                          Three Months Ended
                                                                                                               June 30,
                                                                                                      1999                   1998
                                                                                                     -------                -------
Net income                                                                                           $ 2,326                $ 3,700
Other comprehensive loss:
   Change in unrealized appreciation of investments, net
   of a tax provision (benefit) of $(65) and $408                                                       (139)                   829
   Reclassification adjustment for gains realized in net
   income, net of a tax benefit of $(387) and $(25)                                                     (823)                   (51)
   Foreign currency translation adjustments                                                              101                 (1,314)
                                                                                                     -------                -------
Total other comprehensive loss                                                                          (861)                  (536)

Total comprehensive income                                                                           $ 1,465                $ 3,164


The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 7. Acquisitions

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

                                                           Three Months Ended
                                                                  June 30,
                                                             1999         1998
                                                            -------      -------
Net income                                                  $ 2,326      $ 3,700

Shares used to compute net income per share:
Weighted-average common shares                               61,455       60,304
Dilutive stock options                                        2,664        2,692
                                                            -------      -------
Dilutive potential common shares                             64,119       62,996
                                                            =======      =======

Net income per share:
Basic                                                       $  0.04      $  0.06
Diluted                                                     $  0.04      $  0.06

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Excluded from the above computation of weighted-average shares for diluted EPS for the three months ended June 30, 1999 and 1998 were options to purchase
193,808, and 18,810 shares of common stock, respectively, as the options' exercise price was greater than the average market price of the common shares. For the three months ended June 30, 1999, the weighted-average exercise price of the respective options was $52.81.

Note 9.  New Accounting Pronouncements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements regarding future events or our future financial performance that involve certain risks and uncertainties including those discussed in "Risk Factors" below at pages 20 to 22, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 1999 as filed with the Securities and Exchange Commission on June 29, 1999 and other documents filed with the Commission. Actual events or actual future results may differ materially from any forward looking statements due to such risks and uncertainties.

We derive revenues primarily from shipments of entertainment software, which includes EA Studio CD products for dedicated entertainment systems ("CD-video games"), EA Studio CD personal computer products ("PC-CD"), EA Studio cartridge products and Affiliated Label ("AL") products that are published by third parties and distributed or co-published by us. We also derive revenues from licensing of EA Studio products and AL products through hardware companies ("OEMs") and online subscription revenues.

Information about our net revenues for North America and foreign areas for the three months ended June 30, 1999 and 1998 is summarized below:

Net Revenues                                           As a Percent                     As a Percent
                                      June 30,         of Total Net    June 30,         of Total Net     Increase/             %
                                        1999             Revenues        1998              Revenues     (Decrease)           change
                                    ------------         --------     ------------         --------     ------------        -------
North America                       $102,050,000           54.8%      $ 69,114,000           38.8%      $ 32,936,000         47.7%
                                    ------------         --------     ------------         --------     ------------        -------

Europe                              $ 67,870,000           36.5%      $ 86,794,000           48.7%      $(18,924,000)       (21.8%)
Asia Pacific                        $ 10,869,000            5.8%      $  8,363,000            4.7%      $  2,506,000         30.0%
Japan                               $  5,331,000            2.9%      $ 13,950,000            7.8%      $ (8,619,000)       (61.8%)
                                    ------------         --------     ------------         --------     ------------        -------
International                       $ 84,070,000           45.2%      $109,107,000           61.2%      $(25,037,000)       (22.9%)
                                    ------------         --------     ------------         --------     ------------        -------

Consolidated Net
Revenues                            $186,120,000          100.0%      $178,221,000          100.0%      $  7,899,000          4.4%
                                    ------------         --------     ------------         --------     ------------        -------


North America Net Revenues

North America net revenues increased compared to the same period last year primarily due to increased sales of PC-CD and PlayStation titles as well as the distribution of AL products. PC-CD revenues increased due to the continued strong sales of Sim City 3000 as well as current titles released for this platform including Need for Speed: High Stakes. Total North America PlayStation revenues increased due to the greater installed base of this console, strong catalog sales and the release of three titles for this platform. Affiliated label revenues increased due to the distribution of products published by Square EA, which began in the second quarter last year.

International Net Revenues

The decrease in international net revenues compared to the same period last year was mainly attributable to decreases in sales for Europe and Japan partially offset by an increase in Asia Pacific revenues. European net revenues decreased due to decreases in PlayStation and N64 sales, mainly attributable to the shipment of World Cup 98 in the prior year. This was partially offset by an increase in AL revenues, primarily due to sales of products published by ABC Software, which was acquired in July 1998. Net revenues for Japan decreased primarily due to decreases in sales of PlayStation and N64 titles, mainly attributable to the shipment of FIFA: Road to World Cup 98 in the prior year, partially offset by an increase in PC-CD sales, due to sales of Sim City 3000. Sales in the Asia Pacific region increased due to higher PC-CD and PlayStation title sales, primarily due to the shipment of two locally developed products.

Information  about our net  revenues by product  line for the three months ended
June 30, 1999 and 1998 is presented below:

Net Revenues                               As a Percent                       As a Percent
                           June 30,        of Total Net        June 30,       of Total Net         Increase/             %
                             1999            Revenues            1998            Revenues         (Decrease)           change
                        --------------     ------------     --------------     ------------      -------------      ------------
EA Studio:
PlayStation             $   69,251,000             37.2%    $   95,957,000             53.8%     $ (26,706,000)            (27.8%)
PC-CD                   $   63,596,000             34.1%    $   39,210,000             22.0%     $  24,386,000              62.2%
N64                     $   11,842,000              6.4%    $   20,947,000             11.8%     $  (9,105,000)            (43.5%)
License, OEM,
Online and Other        $    7,999,000              4.3%    $    7,293,000              4.1%     $     706,000               9.7%
                        --------------     ------------     --------------     ------------      -------------      ------------
                        $  152,688,000             82.0%    $  163,407,000             91.7%     $ (10,719,000)             (6.6%)
                        --------------     ------------     --------------     ------------      -------------      ------------

Affiliated Label:       $   33,432,000             18.0%    $   14,814,000              8.3%     $  18,618,000             125.7%
                        --------------     ------------     --------------     ------------      -------------      ------------

                        $  186,120,000            100.0%    $  178,221,000            100.0%     $   7,899,000               4.4%
                        --------------     ------------     --------------     ------------      -------------      ------------


PlayStation Product Net Revenues

We released three PlayStation titles during the first quarter of fiscal 2000 and fiscal 1999. The decrease in PlayStation sales for the three months ended June 30, 1999 compared to the prior year was primarily attributable to the shipment of World Cup 98 and Road Rash 3D in the prior year. We expect revenues from PlayStation products to grow in fiscal 2000, but as revenues for these products increase, we do not expect to maintain the same growth rates as those in the prior years.

Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America in July 1994 (the "Sony Agreement"), as amended, we are authorized to develop and distribute CD-based software products compatible with the PlayStation. Pursuant to the Sony Agreement, we engage Sony to supply PlayStation CDs for distribution by us. Accordingly, we have limited ability to control our supply of PlayStation CD products or the timing of their delivery. See Risk Factors - "Our platform licensors are our chief competitors and frequently control the manufacturing of our video game products", below.

Personal Computer CD Product Net Revenues

We released five PC-CD titles in the first quarter of the current fiscal year for the IBM personal computer and compatibles including Need for Speed: High Stakes and Dungeon Keeper 2, compared to two for the same period last year. The increase in sales of PC-CD products for the three months ended June 30, 1999 was attributable to the shipment of key titles released during the quarter as well as strong catalog sales of titles such as Sim City 3000 and Triple Play 2000 released in the prior quarter. This increase was partially offset by the prior year shipment of World Cup 98. We expect revenues from PC-CD products to continue to grow in fiscal 2000, but as revenues for these products increase, we do not expect to maintain these growth rates.

N64 Product Net Revenues

The decrease in N64 revenues was due to the prior year release of World Cup 98 compared to no new releases in the current period. This decrease was partially offset by strong catalog sales for the three months ended June 30, 1999. We do not expect significant growth in revenues for N64 products in fiscal 2000.

Under the terms of the N64 Agreement, we engage Nintendo to manufacture our N64 cartridges for distribution by us. Accordingly, we have little ability to control our supply of N64 cartridges or the timing of their delivery. A shortage of microchips or other factors outside our control could impair our ability to obtain an adequate supply of cartridges.

In connection with our purchases of N64 cartridges for distribution in North America, Nintendo requires us to provide irrevocable letters of credit prior to Nintendo's acceptance of purchase orders from us for purchases of these cartridges. For purchases of N64 cartridges for distribution in Japan and Europe, Nintendo requires us to make cash deposits. Furthermore, Nintendo maintains a policy of not accepting returns of N64 cartridges. Because of these and other factors, the carrying of an inventory of cartridges entails significant capital and risk. See Risk Factors--"Our platform licensors are our chief competitors and frequently control the manufacturing of our video game products", below.

Affiliated Label Product Net Revenues

The increase in Affiliated Label net revenues for the three months ended June 30, 1999 compared to the same period last year was primarily due to higher sales of AL products in Europe and North America. The increase was primarily attributable to the distribution of products by ABC Software in Switzerland and Square EA in North America. We expect revenues from AL products to continue to grow in fiscal 2000, but as revenues for these products increase, we do not expect to maintain these growth rates.

Cost of Goods Sold
                                          June 30,        June 30,         %
                                            1999            1998         change
                                       -------------    -------------  ---------
Three Months Ended                     $  85,517,000    $  87,589,000     (2.4%)
  as a percentage of net revenues               45.9%            49.1%


The decrease in costs of goods sold as a percentage of net revenues for the three months ended June 30, 1999 compared to the same period last year was primarily due to increased sales of higher margin PC-CD products and higher sales of internally developed titles such as Sim City 3000 and Dungeon Keeper 2.

Marketing and Sales
                                          June 30,        June 30,         %
                                            1999            1998         change
                                       -------------    -------------  ---------
Three Months Ended                     $  33,847,000    $  33,644,000      0.6%
  as a percentage of net revenues               18.2%            18.9%

Marketing and sales expenses for the three months ended June 30, 1999 was comparable with the same period last year. Although we had additional headcount expenses related to the continued expansion of our worldwide distribution business, this was offset by lower advertising spending.

General and Administrative
                                          June 30,        June 30,         %
                                            1999            1998         change
                                       -------------    -------------  ---------
Three Months Ended                     $  17,564,000    $  15,417,000     13.9%
  as a percentage of net revenues                9.4%             8.7%

The increase in general and administrative expenses for the three months ended June 30, 1999 was due primarily to an increase in payroll and occupancy costs to support the increased growth in North America and Europe operations, including expenses relating to the acquisition of ABC in July 1998.

Research and Development
                                          June 30,        June 30,         %
                                            1999            1998         change
                                       -------------    -------------  ---------
Three Months Ended                     $  47,453,000    $  36,242,000     30.9%
  as a percentage of net revenues               25.5%            20.3%

The increase in research and development expenses for the three months ended June 30, 1999 was due to: the acquisition of Westwood in September 1998; an increase in online development; additional headcount related expenses attributable to increased in-house development capacity due to a higher number of SKUs to be released in fiscal 2000; and spending for next generation console products.

Charge for Acquired In-Process Technology

                                          June 30,        June 30,         %
                                            1999            1998         change
                                       -------------    -------------  ---------
Three Months Ended                     $      --        $   2,279,000   (100.0%)
  as a percentage of net revenues               N/A               1.3%

In connection with the acquisition of two software development companies, in the first quarter of fiscal 1999, we incurred a total charge of $2,279,000 for acquired in-process technology. This charge was made after we concluded that the in-process technology had not reached technological feasibility and had no alternative future use after taking into consideration the potential for usage of the software in different products and resale of the software.

Amortization of Intangibles

                                          June 30,        June 30,         %
                                            1999            1998         change
                                       -------------    -------------  ---------
Three Months Ended                     $   2,588,000    $      --         N/M
  as a percentage of net revenues                1.4%           N/A

Amortization of intangibles results from the acquisitions of Westwood, ABC Software and other acquisitions made in prior periods.

Interest and Other Income, Net

                                          June 30,        June 30,         %
                                            1999            1998         change
                                       -------------    -------------  ---------
Three Months Ended                     $   4,138,000    $   2,815,000     47.0%
  as a percentage of net revenues                2.2%             1.6%

Interest and other income, net, increased for the three months ended June 30, 1999 compared to the same period last year primarily due to the gain on sale of marketable securities and a gain on sale of a minority interest in an affiliate in the current year. This was partially offset by lower interest income attributable to lower cash balances as compared to the prior year period.

Income Taxes

                                          June 30,        June 30,         %
                                            1999            1998         change
                                       -------------    -------------  ---------
Three Months Ended                     $   1,052,000    $   1,935,000    (45.6%)
  effective tax rate                            32.0%            33.0%

The Company's effective tax rate for the three months ended June 30, 1999 was lower than the comparable prior year period primarily as a result of a projected higher portion of international income for fiscal 2000 subject to a lower foreign tax rate as compared to the prior year.

Minority Interest in Consolidated Joint Venture

                                          June 30,        June 30,         %
                                            1999            1998         change
                                       -------------    -------------  ---------
Three Months Ended                     $      89,000    $    (230,000)   138.7%
  as a percentage of net revenues                0.0%            (0.1%)

In the first quarter of fiscal 1999, we formed EA Square KK, which is seventy percent owned by us and thirty percent owned by Square Co. Ltd. ("Square"), a leading developer and publisher of entertainment software in Japan. Minority interest for the three months ended June 30, 1999 and June 30, 1998 represents Square's 30% interest in the net loss (income) of EA Square KK.

Net Income (Loss)

                                          June 30,        June 30,         %
                                            1999            1998         change
                                       -------------    -------------  ---------
Three Months Ended                     $   2,326,000    $   3,700,000    (37.1%)
  as a percentage of net revenues                1.2%             2.1%

The decrease in net income for the three months ended June 30, 1999 as compared to the prior year period was primarily related to higher revenues and gross profits offset by higher operating expenses.

Liquidity and Capital Resources

As of June 30, 1999, our working capital was $337,914,000 compared to $333,256,000 at March 31, 1999. Cash, cash equivalents and short-term investments increased by approximately $6,845,000 during the three months ended June 30, 1999 as we used $2,699,000 of cash in operations and $18,781,000 in capital expenditures, offset by $13,729,000 provided through the sale of equity securities under our stock plans as well as proceeds from the sale of an affiliate and the sale of marketable securities.

Reserves for bad debts and sales returns decreased from $72,850,000 at March 31, 1999 to $55,355,000 at June 30, 1999. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

Our principal source of liquidity is $319,667,000 in cash, cash equivalents and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements on both a short-term and long-term basis.

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

State of Readiness

         Our business is dependent on the operation of numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others: hardware and software systems used to deliver products to our customers; communications networks such as the Internet and private intranets, upon which we depend to receive orders from our customers; the internal systems of our customers and suppliers; products sold to customers; the hardware and software systems used internally in the management of our business; and non-information technology systems and services used in the management of our business, such as power, telephone systems and building systems.

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

     As a third party providing software products, we are dependent on the hardware and software products used to deliver such products and services. If such products are inoperable due to Year 2000 issues, our business, financial condition and results of operations could be adversely affected. An inventory of our internal business systems, and software and hardware upgrades have been completed to ensure Year 2000 compliance.

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

     We believe our software products are Year 2000 compliant; however, success of our Year 2000 compliance efforts may depend on the success of our customers dealing with their Year 2000 issues. Customer difficulties with Year 2000 issues might require us to devote additional resources to resolve underlying problems. Failures of our computer systems or third parties' computer systems could have a material adverse impact on our ability to conduct business. For example, a significant percentage of purchase orders received from our customers are computer generated and electronically transmitted. In addition, the Year 2000 could affect the ability of consumers to use our PC based products. If the computer systems on which the consumers use our products are not Year 2000 compliant, such noncompliance could affect the consumers' ability to use such products.

Contingency Plans

     We continue to assess certain of our Year 2000 exposure areas in order to determine what additional steps beyond those identified by our internal review in the United States are advisable.

We have developed a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. We believe that the systems, which represent the principal exposures, have been identified, and to the extent necessary, are in the process of being modified to become Year 2000 compliant. Additionally, we have conducted tests of our principal business systems to verify that those systems are Year 2000 compliant. Any failure to address any unforeseen Year 2000 issues could adversely affect our business, financial condition and results of operations.

EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies (the "legacy currency") and the one common legal currency known as the "Euro". From January 1, 1999 through June 30, 2002 the countries will be able to use their legacy currencies or the Euro to transact business. By July 1, 2002, at the latest, the conversion to the Euro will be complete at which time the legacy currencies will no longer be legal tender. The fixed conversion rates between their existing currencies have eliminated exchange rate risk between the member countries.

The conversion to the Euro has reduced the number of forward contracts that we use to hedge the exchange rate risk. The forward contracts that were used to hedge the individual legacy currencies have been replaced by a single Euro hedge contract and the intercompany transactions among subsidiaries within the European Union are no longer subject to exchange rate risk.

We do not anticipate any material impact from the Euro conversion on our financial information systems which currently accommodate multiple currencies. Computer software changes necessary to comply with the Year 2000 issues are generally compliant to the Euro conversion issue. Due to numerous uncertainties, we cannot reasonably estimate the effect that the Euro conversion issue will have on our pricing or market strategies, and the impact, if any, it will have on our financial condition and results of operations.

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

Sometimes we will spend development and marketing resources on products designed for new video game systems that have not yet achieved large installed bases or will continue product development for older hardware platforms that may have shorter life cycles than we expected. Conversely, if we do not develop for a platform that achieves significant market acceptance, or discontinue development for a platform that has a longer life cycle than expected, our revenue growth may be adversely affected.

For example, while the Sega Dreamcast console is scheduled to launch in the United States in late calendar 1999 and has already launched in Japan, we have no products under development for this platform. Accordingly, we will not have products available should this platform achieve wide market acceptance. Similarly, we intend to launch a variety of products for the new Sony PlayStation platform, the PlayStation II, expected to be released in the United States in September 2000. Should that platform not achieve wide acceptance by consumers, we will have spent a disproportionate amount of our resources for this platform. Additionally, we have not negotiated publishing agreements with Sony, Sega or Nintendo for their next generation platforms, and we do not know whether the terms of those agreement will be favorable.

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

- Foreign Sales and Currency Fluctuations. For the three months ended June 30, 1999, international net revenues comprised 45% of total consolidated net revenues. For the fiscal year ended March 31, 1999, international net revenues comprised 42% of total consolidated net revenues. We expect foreign sales to continue to account for a significant and growing portion of our revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. As a result of current economic conditions in Asia, we are subject to additional foreign currency risk. Though we do not currently derive a significant portion of revenues and operating profits from sales in Asia and other developing countries, our foreign currency exposure may increase as operations in these countries grow and if current economic trends in Asia continue. Any of these factors may significantly harm our business.

- Fluctuations in Stock Price. Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of our common stock in any given period. As a result of the factors discussed in this report and other factors that may arise in the future, the market price of our common stock historically has been, and may continue to be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to us, to changes in analysts' earnings estimates, or to factors affecting the computer, software, entertainment, media or electronics industries or the securities markets in general. For example, during the fiscal year ended March 31, 1999, the price per share of our common stock ranged from $33.88 to $56.00 and from $45.63 to $54.81 during the three months ended June 30, 1999.

Because of these and other factors affecting our operating results and financial condition, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Exchange Rate Risk

We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies thereby limiting our risk. Gains and losses on foreign exchange contracts are reflected in the income statement. At June 30, 1999, we had foreign exchange contracts, all with maturities of less than nine months to purchase and sell approximately $174,584,000 in foreign currencies, primarily British Pounds, Canadian Dollars, German Deutschmarks, Japanese Yen and other European currencies.

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

The table below provides information about our foreign currency forward exchange contracts at June 30, 1999. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value. All contracts mature within nine months.

                                                      Weighted-
                                                      Average
                                       Contract      Contract
                                        Amount          Rate          Fair Value
                                       --------       ---------       ----------
                                   (in thousands)                 (in thousands)
Foreign currency to
be sold under
contract:
    British Pound                      $ 91,510            1.59        $     82
    Euro                                 27,905            1.04            (146)
    Canadian Dollar                      19,248            1.56          (1,217)
    Japanese Yen                          8,355          112.20             635
    Australian
    Dollar                                4,102            0.64            (148)
    South African
    Rand                                  3,743            6.68            (380)
    Danish Krone                          1,112            7.20             (10)
    Brazilian Real                          893            1.79              (2)

                                       --------       ---------        --------
Total                                  $156,868                        $ (1,186)
                                       --------       ---------        --------

Foreign currency to
be purchased under
contract:
    British Pound                      $ 17,716            1.59        $   (155)
                                       --------       ---------        --------
Total                                  $ 17,716                        $   (155)
                                       --------       ---------        --------
Grand total                            $174,584                        $ (1,341)
                                       --------       ---------        --------

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. At June 30, 1999, our cash equivalents, short-term and long-term investments included debt securities of $254,386,000. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The table below presents the amounts and related weighted average interest rates of our investment portfolio at June 30, 1999:

                                        Average Interest
                                              Rate         Cost       Fair Value
--------------------------------------------------------------------------------
                                                   (Dollars in thousands)
Cash equivalents
    Fixed rate                                0.00%     $   --          $   --
    Variable rate                             4.58%     $112,456        $112,456
Short-term investments
    Fixed rate                                4.03%     $ 78,203        $ 79,016
    Variable rate                             2.98%     $ 44,250        $ 44,533
Long-term investments
    Fixed rate                                0.00%     $   --          $   --
    Variable rate                             5.69%     $ 18,400        $ 18,381
--------------------------------------------------------------------------------


Maturity dates for short-term investments range from 0 to 3 years.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders, held on July 29, 1999, the stockholders elected the following individuals for one-year terms to the Board of Directors: M. Richard Asher, William J. Byron, Daniel
         H. Case III, Gary M. Kusin, Timothy Mott and Lawrence F. Probst III. These individuals have received a plurality of the votes eligible to vote, voting either in person or by proxy.

         In addition, the following matters were voted upon by the Stockholders:

         To approve an amendment to the Company's 1998 Directors' Stock Option Plan to increase the number of shares by 100,000 to a total of 235,000 shares of common stock for issuance thereunder.

                                           Votes
          ----------------------------------------------------------------------
             For                           Against                       Abstain
          41,174,628                      15,811,212                     39,786

         To approve an amendment to the Company's 1991 Stock Option Plan to increase the number of shares by 2,650,000 to a total of 18,150,000 shares of common stock for issuance thereunder.

                                           Votes
          ----------------------------------------------------------------------
             For                           Against                       Abstain
          38,998,767                      17,992,961                     33,898

         To approve an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares by 250,000 to a total of 1,500,000 shares of its common stock for issuance thereunder.

                                           Votes
          ----------------------------------------------------------------------
             For                           Against                       Abstain
          56,725,867                       270,125                       29,634

         To ratify the appointment of KPMG LLP as independent accountants for the Company for the current fiscal year.

                                           Votes
          ----------------------------------------------------------------------
             For                           Against                       Abstain
           56,995,814                       10,208                       19,604


Item 6.  Exhibits and Reports on Form 8-K

(a)               Exhibits:  None
(b)               Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ELECTRONIC ARTS INC.
                                                     (Registrant)


                                      /s/ E. STANTON MCKEE
                                      ------------------------------------------
DATED:                                E. STANTON MCKEE
August 12, 1999                       Executive Vice President and
                                      Chief Financial and Administrative Officer