Form 10-Q
period 1999-09-30
ELECTRONIC ARTS INC
filed 1999-11-15
CIK 712515

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

                        YES    X                  NO
                            -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
           Class of Common Stock                        November 4, 1999
           ---------------------                        ----------------
         $0.01 par value per share                         63,205,533

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES


                                      INDEX


Part I - Financial Information                                              Page
------------------------------                                              ----
Item 1.   Consolidated Financial Statements

                Consolidated Balance Sheets at
                   September 30, 1999 and March 31, 1999                      3

                Consolidated Statements of Income
                   for the Three Months Ended September 30, 1999
                   and 1998 and the Six Months Ended September 30, 1999
                   and 1998                                                   4

                Consolidated Statements of Cash Flows for
                   the Six Months Ended September 30, 1999 and 1998           5

                Notes to Consolidated Financial Statements                    7

Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         24

Part II - Other Information
---------------------------
Item 1.     Legal Proceedings                                                26

Item 4.     Submission of Matters to a Vote of Security Holders              26

Item 6.     Exhibits and Reports on Form 8-K                                 26

Signatures                                                                   27
----------
Exhibit Index                                                                28
-------------

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                            (Dollars in thousands)
                                                  (unaudited)

                                                    ASSETS
                                                                                     September 30,    March 31,
                                                                                         1999           1999
                                                                                 -----------------------------
Current assets:
     Cash, cash equivalents and short-term investments                                $  224,344      $312,822
     Marketable securities                                                                 6,097         4,884
     Receivables, less allowances of $64,767 and $72,850, respectively                   265,749       149,468
     Inventories                                                                          23,878        22,376
     Deferred income taxes                                                                25,400        25,406
     Other current assets                                                                 89,929        54,509
                                                                                      ----------      --------
       Total current assets                                                              635,397       569,465

Property and equipment, net                                                              215,679       181,266
Long-term investments                                                                     18,400        18,400
Investments in affiliates                                                                 20,649        25,864
Goodwill and other intangibles                                                            86,065        90,682
Long-term deferred taxes                                                                   2,722         5,733
Other assets                                                                              24,698        10,463
                                                                                      ----------      --------
                                                                                      $1,003,610      $901,873
                                                                                      ==========      ========

                            LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                 $   95,858      $ 63,881
     Accrued liabilities                                                                 164,832       172,328
                                                                                      ----------      --------
       Total current liabilities                                                         260,690       236,209

Minority interest in consolidated joint venture                                            3,179         2,733

Stockholders' equity:
     Preferred stock, $0.01 par value.  Authorized 1,000,000 shares                         --            --
     Common stock, $0.01 par value.  Authorized 104,000,000 shares;
       Issued 63,006,697 and 61,291,849 shares; outstanding 63,006,697  and
       61,169,286 shares, respectively                                                       630           613
     Paid-in capital                                                                     318,127       267,699
     Treasury stock, at cost; 122,563 shares at March 31, 1999                              --          (4,926)
     Retained earnings                                                                   420,075       402,112
     Accumulated other comprehensive income (loss)                                           909        (2,567)
                                                                                      ----------      --------
       Total stockholders' equity                                                        739,741       662,931
                                                                                      ----------      --------
                                                                                      $1,003,610      $901,873
                                                                                      ==========      ========

                         See accompanying notes to consolidated financial statements.

                                         ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                         (In thousands, except per share data)
                                                      (unaudited)

                                                            Three Months Ended                   Six Months Ended
                                                               September 30,                        September 30,
                                                         1999                1998                1999           1998
                                                       ---------------------------------------------------------------
Net revenues                                           $338,887            $245,763            $525,007       $423,984
Cost of goods sold                                      176,052             134,299             261,569        221,888
                                                       --------            --------            --------       --------
     Gross profit                                       162,835             111,464             263,438        202,096
                                                       --------            --------            --------       --------

Operating expenses:
   Marketing and sales                                   46,100              33,523              79,947         67,167
   General and administrative                            22,035              16,395              39,599         31,812
   Research and development                              68,387              48,349             115,840         84,591
   Amortization of intangibles                            2,616                 906               5,204            906
   Charge for acquired in-process technology               --                41,836                --           44,115
                                                       --------            --------            --------       --------
       Total operating expenses                         139,138             141,009             240,590        228,591
                                                       --------            --------            --------       --------
     Operating income (loss)                             23,697             (29,545)             22,848        (26,495)
Interest and other income, net                            3,133               3,750               7,271          6,565
                                                       --------            --------            --------       --------
     Income (loss) before provision for income
       taxes and minority interest                       26,830             (25,795)             30,119        (19,930)
Provision (benefit) for income taxes                      8,586                (563)              9,638          1,372
                                                       --------            --------            --------       --------
    Income (loss) before minority interest               18,244             (25,232)             20,481        (21,302)
Minority interest in consolidated
  joint venture                                            (112)                (41)                (23)          (271)
                                                       --------            --------            --------       --------
      Net income (loss)                                $ 18,132            $(25,273)           $ 20,458       $(21,573)
                                                       ========            ========            ========       ========

Net income (loss) per share:
Basic                                                  $   0.29            $  (0.42)           $   0.33       $  (0.36)
                                                       ========            ========            ========       ========
Diluted                                                $   0.28            $  (0.42)           $   0.32       $  (0.36)
                                                       ========            ========            ========       ========

Number of shares used in computation:
Basic                                                    62,417              60,642              61,943         60,471
                                                       ========            ========            ========       ========
Diluted                                                  65,607              60,642              64,910         60,471
                                                       ========            ========            ========       ========


                             See accompanying notes to consolidated financial statements.

                                    ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Dollars in thousands)
                                                    (unaudited)
                                                                                           Six Months
                                                                                       Ended September 30,
                                                                                      1999             1998
                                                                                  ----------------------------
Operating activities:
   Net income (loss)                                                                $ 20,458         $(21,573)
     Adjustments to reconcile net income to net cash used in operating activities:
         Minority interest in consolidated joint venture                                  23              271
         Equity in net (income) loss of affiliates                                      (336)             (88)
         Gain on sale of affiliate                                                      (842)            --
         Depreciation and amortization                                                20,655           15,720
         Loss on sale of fixed assets                                                    198              335
         Gain on sale of marketable securities                                        (1,286)          (1,454)
         Provision for doubtful accounts                                               2,140            1,966
         Charge for acquired in-process technology                                      --             44,115
         Change in assets and liabilities, net of acquisitions:
              Receivables                                                           (118,421)         (60,684)
              Inventories                                                             (1,502)          (2,455)
              Other assets                                                           (52,434)         (19,967)
              Accounts payable                                                        31,977           15,849
              Accrued liabilities                                                     (4,563)          (2,783)
              Deferred income taxes                                                       94              162
                                                                                    --------         --------
                Net cash used in operating activities                               (103,839)         (30,586)
                                                                                    --------         --------

Investing activities:
   Proceeds from sales of marketable securities                                        1,489            1,818
   Proceeds from sale of affiliate                                                     8,842             --
   Capital expenditures                                                              (47,283)         (67,871)
   Investment in affiliates, net                                                      (2,949)          (6,978)
   Proceeds from maturity of securities                                                 --             17,218
   Change in short-term investments, net                                             (19,420)         105,150
   Acquisition of Westwood Studios, Inc.                                                --           (122,688)
   Acquisition of other subsidiaries, net of cash acquired                              (582)         (11,805)
                                                                                    --------         --------
                Net cash used in investing activities                                (59,903)         (85,156)
                                                                                    --------         --------

Financing activities:
   Proceeds from sales of shares through employee stock
        plans and other plans                                                         42,987           16,180
   Tax benefit from exercise of stock options                                          9,889            2,848
   Proceeds from minority interest investment in consolidated
        joint venture                                                                   --              2,109
                                                                                    --------         --------
                Net cash provided by financing activities                             52,876           21,137
                                                                                    --------         --------

Translation adjustment                                                                 3,918            2,752
                                                                                    --------         --------
Decrease in cash and cash equivalents                                               (106,948)         (91,853)
Beginning cash and cash equivalents                                                  242,208          215,963
                                                                                    --------         --------
Ending cash and cash equivalents                                                     135,260          124,110
Short-term investments                                                                89,084           36,229
                                                                                    --------         --------
Ending cash and short-term investments                                              $224,344         $160,339
                                                                                    ========         ========

                                                      5

                                  ELECTRONIC ARTS INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                          (Dollars in thousands)
                                               (unaudited)

                                                                                         Six Months
                                                                                    Ended September 30,
                                                                                   1999            1998
                                                                                 ------------------------
Supplemental cash flow information:
-----------------------------------
   Cash paid during the year for income taxes                                    $ 4,944          $12,621
                                                                                 =======          =======

Non-cash investing activities:
------------------------------
   Change in unrealized appreciation of investments and marketable
   securities                                                                    $   (29)         $  (344)
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

Note 2. Prepaid Royalties

Prepaid royalties consist primarily of prepayments for manufacturing royalties, original equipment manufacturer (OEM) fees and license fees paid to celebrities and professional sports organizations for use of their trade name. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual royalty rate as cost of goods sold based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly and charges to income any amounts that management deems unlikely to be realized through product sales. Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year. The current portion of prepaid royalties, included in other current assets, was $57,993,000 and $35,057,000 at September 30, 1999 and March 31, 1999, respectively. The long-term portion of prepaid royalties, included in other assets, was $14,829,000 and $7,602,000 at September 30, 1999 and March 31, 1999, respectively.

Note 3. Inventories

Inventories are stated at the lower of cost or market. Inventories at September 30, 1999 and March 31, 1999 consisted of (in thousands):

                                        September 30, 1999       March 31, 1999
                                        ------------------       ---------------
Raw materials and work in process             $ 1,537               $ 2,983
Finished goods                                 22,341                19,393
                                              -------               -------
                                              $23,878               $22,376
                                              =======               =======

Note 4.  Accrued Liabilities

Accrued liabilities at September 30, 1999 and March 31, 1999 consisted of (in thousands):

                                        September 30, 1999        March 31, 1999
                                        ------------------        --------------
Accrued expenses                              $ 52,624              $ 46,595
Accrued royalties                               42,958                36,429
Accrued compensation and benefits               40,804                46,541
Accrued income taxes                            16,334                23,724
Warranty reserve                                 8,515                 7,900
Deferred revenue                                 3,597                 8,206
Deferred income taxes                             --                   2,933
                                              --------              --------
                                              $164,832              $172,328
                                              ========              ========

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)




Note 5.  Segment Information

In 1999,  the Company  adopted SFAS No. 131,  "Disclosures  about Segments of an
Enterprise and Related  Information",  which supersedes SFAS No. 14,  "Financial
Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the reporting by public business enterprises of information about product lines, geographic areas and major customers. The Company has four reportable segments: North America, Europe, Asia Pacific and Japan, which are organized, managed and analyzed geographically and operate in one industry segment: the creation, marketing and distribution of entertainment software.
Information about the Company's operations in the North America and foreign areas for the three and six months ended September 30, 1999 and 1998 is presented below:

                                                                   Asia
(in thousands)                                                    Pacific
                                        North                   (excluding
                                       America       Europe       Japan)        Japan      Eliminations         Total
                                      ----------------------------------------------------------------------------------
Three months ended September 30, 1999
-------------------------------------
Net revenues from unaffiliated
   customers                          $225,608      $ 91,488      $12,021       $ 9,770       $   --         $  338,887
Intersegment revenues                    4,088         7,455        2,134          --          (13,677)            --
                                      ---------------------------------------------------------------------------------
     Total net revenues               $229,696      $ 98,943      $14,155       $ 9,770       $(13,677)      $  338,887
                                      =================================================================================
Operating income                      $ 21,087      $  1,712      $ 1,352       $   595       $ (1,049)      $   23,697
Interest income                       $  3,420      $    194      $    36       $  --         $   --         $    3,650
Depreciation and amortization         $  6,884      $  3,430      $   105       $   339       $   --         $   10,758
Identifiable assets                   $666,710      $298,936      $20,519       $17,445       $   --         $1,003,610
Capital expenditures                  $ 12,973      $ 15,186      $   298       $    45       $   --         $   28,502


Six months ended September 30, 1999
-----------------------------------
Net revenues from unaffiliated
   customers                          $327,658      $159,358      $22,890       $15,101       $   --         $  525,007
Intersegment revenues                    7,720        11,891        2,905          --          (22,516)            --
                                      ---------------------------------------------------------------------------------
     Total net revenues               $335,378      $171,249      $25,795       $15,101       $(22,516)      $  525,007
                                      =================================================================================
Operating income (loss)               $ 27,624      $ (6,316)     $ 2,374       $   215       $ (1,049)      $   22,848
Interest income                       $  5,983      $    556      $    63       $  --         $   --         $    6,602
Depreciation and amortization         $ 14,468      $  5,447      $   242       $   498       $   --         $   20,655
Capital expenditures                  $ 20,462      $ 26,097      $   592       $   132       $   --         $   47,283






                                             ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          (continued)


Three months ended September 30, 1998
-------------------------------------
Net revenues from unaffiliated
   customers                                     $ 187,081     $  45,732     $   8,061    $   4,889     $    --       $ 245,763
Intersegment revenues                                1,380         2,332          --             (1)       (3,711)         --
                                                 ------------------------------------------------------------------------------
     Total net revenues                          $ 188,461     $  48,064     $   8,061    $   4,888     $  (3,711)    $ 245,763
                                                 ==============================================================================
Operating income (loss)                          $  (8,441)    $ (21,306)    $     109    $      93     $    --       $ (29,545)
Interest income                                  $   2,581     $     305     $      20    $    --       $    --       $   2,906
Depreciation and amortization                    $   4,747     $   3,234     $     114    $     216     $    --       $   8,311
Identifiable assets                              $ 529,742     $ 219,981     $  13,438    $  16,160     $    --       $ 779,321
Capital expenditures                             $  14,949     $  41,380     $     120    $      24     $    --       $  56,473

Six months ended September 30, 1998
-----------------------------------
Net revenues from unaffiliated
   customers                                     $ 256,195     $ 132,526     $  16,424    $  18,839     $    --       $ 423,984
Intersegment revenues                                7,216         4,844          --             12       (12,072)         --
                                                 ------------------------------------------------------------------------------
     Total net revenues                          $ 263,411     $ 137,370     $  16,424    $  18,851     $ (12,072)    $ 423,984
                                                 ==============================================================================
Operating income (loss)                          $ (18,625)    $ (11,043)    $     377    $   2,796     $    --       $ (26,495)
Interest income                                  $   5,974     $   1,154     $      88    $    --       $    --       $   7,216
Depreciation and amortization                    $  10,818     $   4,138     $     165    $     599     $    --       $  15,720
Capital expenditures                             $  22,779     $  43,928     $     332    $     832     $    --       $  67,871

Information about the Company's net revenues by product line for the three and six months ended September 30, 1999 and 1998 is presented below (in thousands):

                                                Three Months Ended                  Six Months Ended
                                                   September 30,                      September 30,
                                              1999              1998             1999              1998
                                           --------------------------------------------------------------
PlayStation                                 $111,437          $ 97,891         $180,688          $193,848
PC-CD                                        101,787            42,299          165,383            81,509
Affiliated label                              72,679            56,665          106,111            71,479
N64                                           45,965            43,586           57,807            64,533
License, OEM, Online and Other                 7,019             5,322           15,018            12,615
                                            --------          --------         --------          --------
                                            $338,887          $245,763         $525,007          $423,984
                                            ========          ========         ========          ========


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

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

The components of comprehensive income, net of tax, for the three and six months ended September 30, 1999 and 1998 were as follows (in thousands):

                                                                          Three Months Ended        Six Months Ended
                                                                             September 30,            September 30,
                                                                            1999        1998        1999        1998
                                                                        --------------------------------------------
Net income (loss)                                                       $ 18,132    $(25,273)   $ 20,458    $(21,573)
Other comprehensive income (loss):                                      --------------------------------------------
   Change in unrealized appreciation of investments, net
   of a tax provision (benefit) of $468, $(42), $402 and $366                995         (85)        855         744
   Reclassification adjustment for gains realized in net
   income, net of a tax benefit of $(24), $(455), $(412)
   and $(480)                                                                (52)       (923)       (874)       (974)
   Foreign currency translation adjustments                                3,394       3,965       3,495       2,652
                                                                        --------------------------------------------
Total other comprehensive income                                           4,337       2,957       3,476       2,422
                                                                        --------------------------------------------
Total comprehensive income (loss)                                       $ 22,469    $(22,316)   $ 23,934    $(19,151)
                                                                        ============================================

The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Note 7. Earnings Per Share

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

                                                       Three Months Ended      Six Months Ended
                                                          September 30,          September 30,
                                                         1999       1998        1999       1998
                                                     ------------------------------------------
Net income (loss)                                    $ 18,132   $(25,273)   $ 20,458   $(21,573)

Shares used to compute net income per share:
Weighted-average common shares                         62,417     60,642      61,943     60,471
Dilutive stock options                                  3,190       --         2,967       --
                                                     --------   --------    --------   --------
Dilutive potential common shares                       65,607     60,642      64,910     60,471
                                                     ========   ========    ========   ========
Net income (loss) per share:
Basic                                                $   0.29   $  (0.42)   $   0.33   $  (0.36)
Diluted                                              $   0.28   $  (0.42)   $   0.32   $  (0.36)

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Due to the net loss reported for the three and six months ended September 30, 1998, stock options have been excluded from the Diluted EPS calculation. Had net income been reported in these periods, dilutive potential common shares would have been 63,425,000 and 63,208,000 for the three and six months ended September 30, 1998. Excluded from the computation of weighted-average shares for diluted EPS were options to purchase 81,000 and 40,000 shares of common stock for the three and six months ended September 30, 1998, respectively, as the options' exercise price was greater than the average market price of the common shares.

Excluded from the above computation of weighted-average shares for diluted EPS were options to purchase 41,000, and 556,000 shares of common stock for the three and six months ended September 30, 1999, respectively, as the options' exercise price was greater than the average market price of the common shares. For the three and six months ended September 30, 1999, the weighted-average exercise price of the respective options was $66.87 and $59.66, respectively.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements regarding future events or our future financial performance that involve certain risks and uncertainties including those discussed in "Risk Factors" below at pages 21 to 23, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 1999 as filed with the Securities and Exchange Commission on June 29, 1999 and other documents filed with the Commission. Actual events or actual future results may differ materially from any forward looking statements due to such risks and uncertainties.

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

Information about our net revenues for North America and foreign areas for the three and six months ended September 30, 1999 and 1998 is summarized below (in thousands):

                                                     September 30,     September 30,        Increase/
                                                         1999              1998             (Decrease)           % change
                                                      -------------------------------------------------------------------
Net Revenues for the Three Months Ended:
North America                                         $ 225,608          $ 187,081          $  38,527               20.6%
                                                      -------------------------------------------------------------------

Europe                                                $  91,488          $  45,732          $  45,756              100.1%
Asia Pacific                                          $  12,021          $   8,061          $   3,960               49.1%
Japan                                                 $   9,770          $   4,889          $   4,881               99.8%
                                                      -------------------------------------------------------------------
International                                         $ 113,279          $  58,682          $  54,597               93.0%
                                                      -------------------------------------------------------------------

Consolidated Net Revenues                             $ 338,887          $ 245,763          $  93,124               37.9%
                                                      ===================================================================

Net Revenues for the Six Months Ended:
North America                                         $ 327,658          $ 256,195          $  71,463               27.9%
                                                      -------------------------------------------------------------------

Europe                                                $ 159,358          $ 132,526          $  26,832               20.2%
Asia Pacific                                          $  22,890          $  16,424          $   6,466               39.4%
Japan                                                 $  15,101          $  18,839          $  (3,738)             (19.8%)
                                                      -------------------------------------------------------------------
International                                         $ 197,349          $ 167,789          $  29,560               17.6%
                                                      -------------------------------------------------------------------

Consolidated Net Revenues                             $ 525,007          $ 423,984          $ 101,023               23.8%
                                                      ===================================================================

North America Net Revenues

The increase in North America net revenues for the three and six months ended September 30, 1999, compared to the same periods last year was primarily due to increased sales of PC-CD and AL products. For the three months ended September 30, 1999, PC-CD revenues increased 55% as compared to the same period last year due to strong sales of Command & Conquer Tiberian Sun. For the six months ended September 30, 1999, PC-CD sales increased 81% due to the shipment of key releases such as Command & Conquer Tiberian Sun and catalog sales of Sim City 3000 which was released in the fourth quarter of fiscal 1999. North America affiliated label product revenues increased 83% for the three months ended and 86% for the six months ended September 30, 1999, primarily due to the distribution of Final Fantasy VIII published by Square EA, a joint venture which began in the second quarter of last year.

International Net Revenues

The increase in international net revenues for the three months ended September 30, 1999, compared to the same period last year was primarily attributable to the success of Command & Conquer Tiberian Sun for the PC-CD in Europe and Asia Pacific. European PC-CD sales increased over 300% and Asia Pacific sales of PC-CD product increased over 200%. Japan net revenues increased as compared to the same period last year primarily due to catalog sales of Sim City 3000, Dungeon Keeper 2 and Tiger Woods 99 PGA Tour Golf on PC-CD and higher AL product sales. Additionally, all international territories had weak second quarter revenues last year due to few significant product releases in the quarter.

For the six months ended September 30, 1999, the increase in European PC-CD sales was partially offset by a decrease in PlayStation and N64 sales, mainly attributable to the shipment of World Cup 98 in the prior year. The increase in Asia Pacific was primarily due to higher PC-CD sales related to Command & Conquer Tiberian Sun, higher Playstation sales due to the shipment of two locally developed titles in the first quarter of the current fiscal year, offset by lower sales of AL product. The decrease in Japan was due to lower sales of PlayStation products due to the shipment of FIFA: Road to World Cup 98 in the prior year.

Information about our net revenues by product line for the three and six months ended September 30, 1999 and 1998 is presented below (in thousands):

                                                 September 30,    September 30,
                                                     1999              1998            Increase            % change
                                                   ----------------------------------------------------------------
Net Revenues for the Three Months Ended:
EA Studio:
----------
PlayStation                                        $111,437          $ 97,891          $  13,546              13.8%
PC-CD                                              $101,787          $ 42,299          $  59,488             140.6%
N64                                                $ 45,965          $ 43,586          $   2,379               5.5%
License, OEM,
Online and
Other                                              $  7,019          $  5,322          $   1,697              31.9%
                                                   ----------------------------------------------------------------
                                                   $266,208          $189,098          $  77,110              40.8%
                                                   ----------------------------------------------------------------

                                                   ----------------------------------------------------------------
Affiliated Label:                                  $ 72,679          $ 56,665          $  16,014              28.3%
-----------------                                  ----------------------------------------------------------------

                                                   ----------------------------------------------------------------
                                                   $338,887          $245,763          $  93,124              37.9%
                                                   ================================================================

                                           September 30,    September 30,         Increase/            % change
                                               1999              1998            (Decrease)
                                             ------------------------------------------------------------------
Net Revenues for the Six Months Ended:
EA Studio:
----------
PlayStation                                  $180,688          $193,848          $  (13,160)              (6.8%)
PC-CD                                        $165,383          $ 81,509          $   83,874              102.9%
N64                                          $ 57,807          $ 64,533          $   (6,726)             (10.4%)
License, OEM,
Online and Other                             $ 15,018          $ 12,615          $    2,403               19.0%
                                             ------------------------------------------------------------------
                                             $418,896          $352,505          $   66,391               18.8%
                                             ------------------------------------------------------------------

                                             ------------------------------------------------------------------
Affiliated Label:                            $106,111          $ 71,479          $   34,632               48.5%
                                             ------------------------------------------------------------------

                                             ------------------------------------------------------------------
                                             $525,007          $423,984          $  101,023               23.8%
                                             ==================================================================

PlayStation Product Net Revenues

We released seven PlayStation titles during both the second quarters of fiscal 2000 and fiscal 1999, including Madden NFL. PlayStation sales increased for the three months ended September 30, 1999 compared to the prior year primarily attributable to the greater installed base of PlayStation consoles, as well as the release of a new franchise title, WCW Mayhem. For the six months ended September 30, 1999 PlayStation revenues decreased due to the shipment of World Cup 98 in the prior year. We expect revenues from PlayStation products to grow in fiscal 2000, but as revenues for these products increase, we do not expect to maintain the same growth rates as those in the prior years.

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

Personal Computer CD Product Net Revenues

We released six PC-CD titles in the second quarter of the current fiscal year compared to nine for the same period last year. The increase in sales of PC-CD products for the three and six months ended September 30, 1999 was attributable to key releases during the quarter, principally the shipment of Command & Conquer Tiberian Sun. Additionally, the increase for the six months ended September 30, 1999 was also due to strong catalog sales of titles such as Sim City 3000. This increase was partially offset by the prior year shipment of World Cup 98. We expect revenues from PC-CD products to grow in fiscal 2000, but we do not expect to maintain the current growth rates.

N64 Product Net Revenues

We released four N64 titles in the second quarter of fiscal 2000 compared to two titles during the same period last year. The increase in N64 revenues for the three months ended September 30, 1999, compared to the same period last year was primarily due to releases during the quarter including WCW Mayhem. The decrease for the six months ended September 30, 1999 was due to the release of World Cup '98 in fiscal 1999. We do not expect significant growth in revenues for N64 products in fiscal 2000.

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

Affiliated Label Product Net Revenues

The increase in Affiliated Label net revenues for the three and six months ended September 30, 1999 compared to the same periods last year was primarily due to the distribution of Final Fantasy VIII in North America. European AL revenues also increased for the six months ended September 30, 1999 due to the acquisition of ABC Software in Switzerland in the second quarter of fiscal 1999. We expect revenues from AL products to continue to grow in fiscal 2000, but as revenues for these products increase, we do not expect to maintain these growth rates.

Cost of Goods Sold

(In thousands)                                         September 30,          September 30,
                                                           1999                    1998                % change
                                                       ---------------------------------------------------------
     Three Months Ended                                $  176,052              $  134,299                31.1%
       as a percentage of net revenues                       52.0%                   54.6%
     Six Months Ended                                  $  261,569              $  221,888                17.9%
       as a percentage of net revenues                       49.8%                   52.3%

Cost of goods sold as a percentage of net revenues decreased for the three months ended September 30, 1999 compared to the same period last year primarily due to increased sales of higher margin PC-CD products as compared to the prior year. For the six months ended September 30, 1999, cost of goods sold as a percentage of revenues decreased due to an increase in sales of higher margin PC-CD products and higher sales of internally developed titles such as Command & Conquer Tiberian Sun, Sim City 3000, and Dungeon Keeper 2 offset by an increase in sales of lower margin AL products as compared to the prior year.

Marketing and Sales

(In thousands)                                    September 30,          September 30,
                                                      1999                    1998                % change
                                                  --------------------------------------------------------
     Three Months Ended                           $  46,100               $  33,523                 37.5%
       as a percentage of net revenues                 13.6%                   13.6%
     Six Months Ended                             $  79,947               $  67,167                 19.0%
       as a percentage of net revenues                 15.2%                   15.8%

The increase in marketing and sales expenses for the three and six months ended September 30, 1999 was primarily attributable to increased television, print and Internet advertising to support new releases and increased cooperative advertising associated with higher revenues in Europe and North America. Marketing and sales expenses also increased due to additional headcount expenses related to the continued expansion of our worldwide distribution business.

General and Administrative

(In thousands)                                       September 30,         September 30,
                                                         1999                   1998              % change
                                                     ------------------------------------------------------
     Three Months Ended                              $  22,035               $  16,395               34.4%
       as a percentage of net revenues                     6.5%                    6.7%
     Six Months Ended                                $  39,599               $  31,812               24.5%
       as a percentage of net revenues                     7.5%                    7.5%

General and administrative expenses increased for the three and six months ended September 30, 1999 primarily due to an increase in payroll and occupancy costs to support the increased growth in North America and Europe operations, including six months of expenses in 1999 for ABC, which was acquired in July 1998.

Research and Development

(In thousands)                                          September 30,       September 30,
                                                            1999                1998              % change
                                                        --------------------------------------------------
     Three Months Ended                                 $   68,387          $  48,349                41.4%
       as a percentage of net revenues                        20.2%              19.7%
     Six Months Ended                                   $  115,840          $  84,591                36.9%
       as a percentage of net revenues                        22.1%              20.0%

Research and development expenses increased for the three and six months ended September 30, 1999 due to additional headcount related expenses attributable to increased in-house development capacity due to a higher number of SKUs to be released in fiscal 2000, an increase in online development, spending for next generation console products and the acquisition of Westwood in September 1998.

Charge for Acquired In-Process Technology

(In thousands)                                          September 30,     September 30,
                                                            1999              1998               % change
                                                        --------------------------------------------------
Three Months Ended                                      $ --              $  41,836                (100%)
  as a percentage of net revenues                       N/A                    17.0%
Six Months Ended                                        $ --              $  44,115                (100%)
  as a percentage of net revenues                       N/A                    10.4%

In connection with the acquisition of Westwood in September 1998, we allocated and expensed $41,836,000 of the purchase price to acquired in-process technology. Additionally, in connection with the acquisition of two software development companies, in the first quarter of fiscal 1999, we incurred a total charge of $2,279,000 for acquired in-process technology. These charges were made after we concluded that the in-process technology had not reached technological feasibility and had no alternative future use after taking into consideration the potential for usage of the software in different products and resale of the software.

Amortization of Intangibles

(In thousands)                                          September 30,       September 30,
                                                            1999                1998              % change
                                                        --------------------------------------------------
Three Months Ended                                      $  2,616                $  906              188.7%
  as a percentage of net revenues                            0.8%                  0.4%
Six Months Ended                                        $  5,204                $  906              474.4%
  as a percentage of net revenues                            1.0%                  0.2%

The increase in amortization of intangibles for the three and six months ended September 30, 1999 resulted primarily from the acquisition of Westwood in September 1998.

Interest and Other Income, Net

(In thousands)                                          September 30         September 30,
                                                            1999                  1998            % change
                                                        --------------------------------------------------
Three Months Ended                                      $  3,133              $  3,750             (16.5%)
  as a percentage of net revenues                            0.9%                  1.5%
Six Months Ended                                        $  7,271              $  6,565              10.8%
  as a percentage of net revenues                            1.4%                  1.5%

The  decrease in interest  and other  income,  net,  for the three  months ended
September 30, 1999 was primarily due to lower gains on sale of marketable securities in the current year, partially offset by higher interest income attributable to investments in longer term securities, with maturities no greater than three years, resulting in higher interest rates. Interest and other income, net, increased for the six months ended September 30, 1999 due to a gain on sale of minority interest in an affiliate in the current year partially offset by lower interest income as compared to the same period last year. For both the three and six months ended September 30, 1999 interest and other income, net, increased due to EA's share in the net income of Square Electronic Arts, LLC as compared to the same periods last year.

Income Taxes

(In thousands)                                          September 30,      September 30,
                                                           1999                 1998              % change
                                                        --------------------------------------------------
Three Months Ended                                      $  8,586             $   (563)                 N/M
  effective tax rate                                        32.0%                 2.2%
Six Months Ended                                        $  9,638             $  1,372                  N/M
  effective tax rate                                        32.0%                (6.9%)

The Company's effective tax rate for the three and six months ended September 30, 1998 was negatively affected as there was no tax benefit recorded for a portion of the charges related to the acquired in-process technology. Excluding the effect of these charges, the effective tax rate for the three and six months ended September 30, 1998 would have been 33.0%. The Company's effective tax rate for the three and six months ended September 30, 1999 was lower than the comparable prior year period, excluding the effect of the charges in the prior year, primarily as a result of a projected higher portion of international income for fiscal 2000 subject to a lower foreign tax rate as compared to the prior year.


Net Income (Loss)

(In thousands)                                          September 30,      September 30,
                                                            1999               1998               % change
                                                        --------------------------------------------------
Three Months Ended                                      $  18,132           $ (25,273)              171.7%
  as a percentage of net revenues                             5.4%              (10.3%)
Six Months Ended                                        $  20,458           $ (21,573)              194.8%
  as a percentage of net revenues                             3.9%               (5.1%)

The increase in net income for the three and six months ended September 30, 1999 is primarily related to the charges for acquired in-process technology in the prior year. Excluding the one time charges in the prior year, net income would have been $10,706,000 for the three months and $15,933,000 for the six months ended September 30, 1998. The increase in net income, excluding the prior year one time charges, was due to higher revenues and gross profits as compared to the same periods last year partially offset by higher operating expenses.

Liquidity and Capital Resources

As of September 30, 1999, our working capital was $374,707,000 compared to $333,256,000 at March 31, 1999. Cash, cash equivalents and short-term investments decreased by approximately $88,478,000 during the six months ended September 30, 1999 as we used $103,839,000 of cash in operations and $47,283,000 in capital expenditures, offset by $42,987,000 provided through the sale of equity securities under our stock plans as well as proceeds from the sale of an affiliate and the sale of marketable securities.

Reserves for bad debts and sales returns decreased from $72,850,000 at March 31, 1999 to $64,767,000 at September 30, 1999. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

Our principal source of liquidity is $224,344,000 in cash, cash equivalents and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements on both a short-term and long-term basis.

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

Risks of the Year 2000 Issues

Our financial information systems include an integrated suite of business applications developed and supported by Oracle Corporation. These applications systems are in place and currently support daily operations in North America and in Europe. Based on representations made by Oracle Corporation and upon our limited tests, we believe these systems to be Year 2000 compliant.

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

Risk Factors

EA's business is subject to many risks and uncertainties which may affect our future financial performance. Some of those important risks and uncertainties which may cause our operating results to vary or which may materially and adversely affect our operating results are as follows:

- Product development schedules are frequently unreliable and make predicting quarterly results difficult. Product development schedules, particularly for new hardware platforms and high-end multimedia PCs are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. For example, SimCity 3000, the follow on product to SimCity 2000, was expected to ship in fiscal 1998, at the time of the merger with Maxis. Due to additional development delays, that product did not ship until the fourth quarter of fiscal year 1999. Also, Tiberian Sun, which was expected to ship in fiscal 1999 at the time of the acquisition of Westwood Studios, was not released until the second quarter of fiscal 2000 due to development delays. Additionally, development risks for CD-ROM products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. Our revenues and earnings are dependent on our ability to meet our product release schedules, and our failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations for any individual quarter and the fiscal year.

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

For example, we have no products under development for the Sega Dreamcast console, which has already launched in the United States and in Japan. Accordingly, we will not have products available should this platform achieve wide market acceptance. Similarly, we intend to launch a variety of products for the new Sony PlayStation platform, the PlayStation II, expected to be released in the United States in the fall of 2000. Should that platform not achieve wide acceptance by consumers, we will have spent a disproportionate amount of our resources for this platform. Additionally, we have not negotiated publishing agreements with Sony, Sega or Nintendo for their next generation platforms, and we do not know whether the terms of those agreements will be favorable.

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

- We face intense competition for talent from highly valued Internet companies. Competition for employees in the interactive software business continues to be intense. Recently, the most intense competition for recruiting and retaining key employees is from Internet companies. The high market valuations, large equity positions for key executives and other employees and fast stock price appreciation of these companies make their compensation packages attractive to those who are already working in more mature companies. This situation creates difficulty for us to compete for the attraction and retention of executive and key creative talent.

- Foreign Sales and Currency Fluctuations. For the six months ended September 30, 1999, international net revenues comprised 38% of total consolidated net revenues. For the fiscal year ended March 31, 1999, international net revenues comprised 42% of total consolidated net revenues. We expect foreign sales to continue to account for a significant and growing portion of our revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. As a result of current economic conditions in Asia, we continue to monitor our foreign currency risk. Though we do not currently derive a significant portion of revenues and operating profits from sales in Asia and other developing countries, our foreign currency exposure may increase as operations in these countries grow. Any of these factors may significantly harm our business.

- Fluctuations in Stock Price. Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of our common stock in any given period. As a result of the factors discussed in this report and other factors that may arise in the future, the market price of our common stock historically has been, and may continue to be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to us, to changes in analysts' earnings estimates, or to factors affecting the computer, software, entertainment, media or electronics industries or the securities markets in general. For example, during the fiscal year ended March 31, 1999, the price per share of our common stock ranged from $33.88 to $56.00 and from $45.63 to $76.19 during the six months ended September 30, 1999.

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

Foreign Currency Exchange Rate Risk

We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, thereby, limiting our risk. Gains and losses on foreign exchange contracts are reflected in the income statement. At September 30, 1999, we had foreign exchange contracts, all with maturities of less than six months to purchase and sell approximately $187,514,000 in foreign currencies, primarily British Pounds, European Currency Units ("Euro"), Canadian Dollars, Japanese Yen and other currencies.

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

The table below provides information about our foreign currency forward exchange contracts at September 30, 1999. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value. All contracts mature within six months.

                                            Weighted-
                                             Average
                        Contract Amount      Contract
                                               Rate        Fair Value
----------------------------------------------------------------------
                        (in thousands)                  (in thousands)
Foreign currency to
be sold under
contract:
    British Pound              $97,378         1.61           $(2,129)
    Euro                        37,855         1.05                80
    Canadian Dollar             20,424         1.47                50
    Japanese Yen                 8,332       112.51              (667)
    South African
    Rand                         4,714         9.82                45
    Australian
    Dollar                       1,554         0.62               (73)
    Brazilian Real                 881         1.93                (9)
----------------------------------------------------------------------
Total                         $171,138                        $(2,703)
----------------------------------------------------------------------

Foreign currency to
be purchased under
contract:
    British Pound             $ 16,376         1.64           $   229

----------------------------------------------------------------------
Total                         $ 16,376                        $   229
----------------------------------------------------------------------

----------------------------------------------------------------------
Grand total                   $187,514                        $(2,474)
----------------------------------------------------------------------

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


Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. At September 30, 1999, our cash equivalents, short-term and long-term investments included debt securities of $159,699,000. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The table below presents the amounts and related weighted average interest rates of our investment portfolio at September 30, 1999:

                                   Average
                                   Interest
                                     Rate         Cost     Fair Value
----------------------------------------------------------------------
                                   (Dollars in thousands)
Cash equivalents
    Fixed rate                      0.00%      $  --          $  --
    Variable rate                   4.27%      $52,215        $52,215

Short-term investments
    Fixed rate                      4.02%      $82,756        $83,284
    Variable rate                   6.27%      $ 5,800        $ 5,803

Long-term investments
    Fixed rate                      0.00%      $  --          $  --
    Variable rate                   6.12%      $18,400        $18,312
----------------------------------------------------------------------

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits - the following exhibit is filed as part of this report:

         10.44 Lease Agreement by and between Registrant and Spieker Properties, L.P., dated September 3, 1999.

(b)      Reports on Form 8-K:  None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ELECTRONIC ARTS INC.
                                      (Registrant)






                                      /s/ E. STANTON MCKEE
                                      ------------------------------------------
DATED:                                E. STANTON MCKEE
November 9, 1999                      Executive Vice President and
                                      Chief Financial and Administrative Officer

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                                  EXHIBIT INDEX

EXHIBIT
NUMBER     EXHIBIT TITLE                                                    PAGE
------     -------------                                                    ----
10.44      Lease Agreement by and between Registrant and Spieker
           Properties, L.P., dated September 3, 1999                         29