Form 10-Q
period 1999-12-31
ELECTRONIC ARTS INC
filed 2000-02-14
CIK 712515

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999

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

                  YES __X__                           NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
         Class of Common Stock                               February 7, 2000
         ---------------------                               ----------------
         $0.01 par value per share                              64,246,296

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES

                                      INDEX

Part I - Financial Information                                                        Page
------------------------------                                                        ----
Item 1.     Consolidated Financial Statements

                  Consolidated Balance Sheets at
                     December 31, 1999 and March 31, 1999                               3

                  Consolidated  Statements  of Income for the Three Months Ended
                    December  31,  1999  and  1998  and the  Nine  Months  Ended
                    December 31, 1999 and 1998                                          4

                  Consolidated Statements of Cash Flows for
                     the Nine Months Ended December 31, 1999 and 1998                   5

                  Notes to Consolidated Financial Statements                            7

Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                        12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                 24

Part II - Other Information
---------------------------

Item 1.     Legal Proceedings                                                          26

Item 4.     Submission of Matters to a Vote of Security Holders                        26

Item 6.     Exhibits and Reports on Form 8-K                                           26

Signatures                                                                             27

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                                ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                       (Dollars in thousands)
                                                             (unaudited)

                                                               ASSETS
                                                                                                   December 31,          March 31,
                                                                                                       1999                1999
                                                                                                       ----                ----

Current assets:
     Cash, cash equivalents and short-term investments                                             $   247,170          $   312,822
     Marketable securities                                                                               1,447                4,884
     Receivables, less allowances of $83,300 and $72,850, respectively                                 377,920              149,468
     Inventories, net                                                                                   22,838               22,376
     Deferred income taxes                                                                              26,802               25,406
     Other current assets                                                                               87,964               54,509
                                                                                                   -----------          -----------
       Total current assets                                                                            764,141              569,465

Property and equipment, net                                                                            243,795              181,266
Long-term investments                                                                                   18,400               18,400
Investments in affiliates                                                                               20,938               25,864
Goodwill and other intangibles                                                                          83,542               90,682
Long-term deferred income taxes                                                                          3,363                5,733
Other assets                                                                                            46,590               10,463
                                                                                                   -----------          -----------
                                                                                                   $ 1,180,769          $   901,873
                                                                                                   ===========          ===========

                                       LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                              $    89,973          $    63,881
     Accrued liabilities                                                                               222,411              172,328
                                                                                                   -----------          -----------
       Total current liabilities                                                                       312,384              236,209

Minority interest in consolidated joint venture                                                          3,052                2,733

Stockholders' equity:
     Preferred stock, $0.01 par value.  Authorized 1,000,000 shares                                       --                   --
     Common stock, $0.01 par value.  Authorized 104,000,000 shares;
       issued 63,937,354 and 61,291,849 shares; outstanding 63,937,354 and
       61,169,286 shares, respectively                                                                     639                  613
     Paid-in capital                                                                                   358,516              267,699
     Treasury stock, at cost; 122,563 shares at March 31, 1999                                            --                 (4,926)
     Retained earnings                                                                                 512,936              402,112
     Accumulated other comprehensive loss                                                               (6,758)              (2,567)
                                                                                                   -----------          -----------
       Total stockholders' equity                                                                      865,333              662,931
                                                                                                   -----------          -----------
                                                                                                   $ 1,180,769          $   901,873
                                                                                                   ===========          ===========

                                    See accompanying notes to consolidated financial statements.

                                                ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                (In thousands, except per share data)
                                                             (unaudited)
                                                                        Three Months Ended                  Nine Months Ended
                                                                            December 31,                       December 31,
                                                                        1999             1998              1999             1998
                                                                     ----------       ----------        ----------       ----------
Net revenues                                                         $  600,691       $  520,155        $1,125,698       $  944,139
Cost of goods sold                                                      299,423          274,378           562,821          497,265
                                                                     ----------       ----------        ----------       ----------
     Gross profit                                                       301,268          245,777           562,877          446,874
                                                                     ----------       ----------        ----------       ----------

Operating expenses:
   Marketing and sales                                                   67,475           56,451           147,422          123,618
   General and administrative                                            28,237           23,397            68,246           55,454
   Research and development                                              73,424           61,011           187,025          144,358
   Amortization of intangibles                                            2,596            2,479             7,800            3,385
   Charge for acquired in-process technology                               --               --                --             44,115
                                                                     ----------       ----------        ----------       ----------
       Total operating expenses                                         171,732          143,338           410,493          370,930
                                                                     ----------       ----------        ----------       ----------
     Operating income                                                   129,536          102,439           152,384           75,944
Interest and other income, net                                            4,382            3,942            11,653           10,507
                                                                     ----------       ----------        ----------       ----------
     Income before provision for income taxes
       and minority interest                                            133,918          106,381           164,037           86,451
Provision for income taxes                                               41,214           33,800            50,852           35,172
                                                                     ----------       ----------        ----------       ----------
     Income before minority interest                                     92,704           72,581           113,185           51,279
Minority interest in consolidated
  joint venture                                                             157              (50)              134             (321)
                                                                     ----------       ----------        ----------       ----------
      Net income                                                     $   92,861       $   72,531        $  113,319       $   50,958
                                                                     ==========       ==========        ==========       ==========

Net income per share:
Basic                                                                $     1.47       $     1.19        $     1.82       $     0.84
                                                                     ==========       ==========        ==========       ==========
Diluted                                                              $     1.38       $     1.15        $     1.72       $     0.81
                                                                     ==========       ==========        ==========       ==========

Number of shares used in computation:
Basic                                                                    63,326           60,936            62,390           60,621
                                                                     ==========       ==========        ==========       ==========
Diluted                                                                  67,478           63,229            65,835           63,210
                                                                     ==========       ==========        ==========       ==========

                                    See accompanying notes to consolidated financial statements.

                                                ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Dollars in thousands)
                                                             (unaudited)

                                                                                                               Nine Months
                                                                                                            Ended December 31,
                                                                                                         1999               1998
                                                                                                         ----               ----
Operating activities:
   Net income                                                                                          $ 113,319          $  50,958
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
         Minority interest in consolidated joint venture                                                    (134)               321
         Equity in net (income) loss of affiliates                                                          (625)               110
         Gain on sale of affiliate                                                                          (842)              --
         Depreciation and amortization                                                                    31,430             31,145
         (Gain) loss on sale of fixed assets                                                                 402             (3,871)
         Gain on sale of marketable securities                                                            (6,063)            (1,454)
         Provision for doubtful accounts                                                                   6,427              5,428
         Charge for acquired in-process technology                                                          --               44,115
         Change in assets and liabilities, net of acquisitions:
              Receivables                                                                               (234,879)          (176,546)
              Inventories                                                                                   (462)            (6,591)
              Other assets                                                                               (71,249)           (13,434)
              Accounts payable                                                                            26,092              8,322
              Accrued liabilities                                                                         53,016             83,749
              Deferred income taxes                                                                         (535)               478
                                                                                                       ---------          ---------
                Net cash provided by (used in) operating activities                                      (84,103)            22,730
                                                                                                       ---------          ---------

Investing activities:
   Proceeds from sales of marketable securities                                                            7,037              1,818
   Proceeds from sale of furniture and equipment                                                              56              8,234
   Proceeds from sale of affiliate                                                                         8,842               --
   Capital expenditures                                                                                  (85,023)           (95,697)
   Investment in affiliates, net                                                                          (2,949)            (5,128)
   Proceeds from maturity of securities                                                                     --               17,271
   Change in short-term investments, net                                                                 (20,630)           117,551
   Acquisition of Westwood Studios, Inc.                                                                    --             (122,688)
   Acquisition of other subsidiaries, net of cash acquired                                                  (582)           (11,805)
                                                                                                       ---------          ---------
                Net cash used in investing activities                                                    (93,249)           (90,444)
                                                                                                       ---------          ---------

Financing activities:
   Proceeds from sales of shares through employee stock
        plans and other plans                                                                             68,477             21,374
   Tax benefit from exercise of stock options                                                             24,797              4,063
   Proceeds from minority interest investment in consolidated
        joint venture                                                                                       --                2,109
                                                                                                       ---------          ---------
                Net cash provided by financing activities                                                 93,274             27,546
                                                                                                       ---------          ---------

Translation adjustment                                                                                      (718)             1,666
                                                                                                       ---------          ---------
Decrease in cash and cash equivalents                                                                    (84,796)           (38,502)
Beginning cash and cash equivalents                                                                      242,208            215,963
                                                                                                       ---------          ---------
Ending cash and cash equivalents                                                                         157,412            177,461
Short-term investments                                                                                    89,758             23,775
                                                                                                       ---------          ---------
Ending cash, cash equivalents and short-term investments                                               $ 247,170          $ 201,236
                                                                                                       =========          =========

                                                ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                       (Dollars in thousands)
                                                             (unaudited)

                                                                                                               Nine Months
                                                                                                            Ended December 31,
                                                                                                          1999              1998
                                                                                                          ----              ----
Supplemental cash flow information:
   Cash paid during the year for income taxes                                                            $  9,711          $ 22,325
                                                                                                         ========          ========

Non-cash investing activities:
   Change in unrealized appreciation of investments and marketable securities
                                                                                                         $ (4,441)         $   (384)
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

Note 2. Prepaid Royalties

Prepaid royalties consist primarily of prepayments for manufacturing royalties, original equipment manufacturer (OEM) fees and license fees paid to celebrities and professional sports organizations for use of their trade name. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual royalty rate as cost of goods sold based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly and charges to income any amounts that management deems unlikely to be realized through product sales. Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year. The current portion of prepaid royalties, included in other current assets, was $50,801,000 and $35,057,000 at December 31, 1999 and March 31, 1999, respectively. The long-term portion of prepaid royalties, included in other assets, was $13,948,000 and $7,602,000 at December 31, 1999 and March 31, 1999, respectively.

Note 3. Inventories

Inventories are stated at the lower of cost or market. Inventories at December 31, 1999 and March 31, 1999 consisted of (in thousands):

--------------------------------------------------------------------------------
                                         December 31, 1999        March 31, 1999
--------------------------------------------------------------------------------
Raw materials and work in process                   $1,848                $2,983
Finished goods                                      20,990                19,393
--------------------------------------------------------------------------------
                                                   $22,838               $22,376
================================================================================

Note 4.  Accrued Liabilities

Accrued liabilities at December 31, 1999 and March 31, 1999 consisted of (in thousands):

--------------------------------------------------------------------------------
                                          December 31, 1999       March 31, 1999
--------------------------------------------------------------------------------
Accrued royalties                                   $69,601              $36,429
Accrued compensation and benefits                    53,269               46,541
Accrued expenses                                     53,058               46,595
Accrued income taxes                                 34,612               23,724
Warranty reserve                                      9,594                7,900
Deferred revenue                                      2,277                8,206
Deferred income taxes                                  --                  2,933
--------------------------------------------------------------------------------
                                                   $222,411             $172,328
================================================================================

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 5.  Segment Information

In 1999,  the Company  adopted SFAS No. 131,  "Disclosures  about Segments of an
Enterprise and Related  Information",  which supersedes SFAS No. 14,  "Financial
Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the reporting by public business enterprises of information about product lines, geographic areas and major customers. The Company has four reportable segments: North America, Europe, Asia Pacific and Japan, which are organized, managed and analyzed geographically and operate in one industry segment: the creation, marketing and distribution of entertainment software.
Information about the Company's operations in the North America and foreign areas for the three and nine months ended December 31, 1999 and 1998 is presented below:

------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                      Asia
                                                                                  Pacific
                                                         North                  (excluding
                                                        America       Europe       Japan)       Japan      Eliminations     Total
                                                       -----------------------------------------------------------------------------
Three months ended December 31, 1999
------------------------------------
Net revenues from unaffiliated
   customers                                      $  366,467    $  213,201    $   14,630    $    6,393     $     --       $  600,691
Intersegment revenues                                 16,031        10,523         1,756          --          (28,310)          --
                                                  ----------    ----------    ----------    ----------     ----------     ----------
     Total net revenues                           $  382,498    $  223,724    $   16,386    $    6,393     $  (28,310)    $  600,691
                                                  ==========    ==========    ==========    ==========     ==========     ==========
Operating income (loss)                           $   86,896    $   41,732    $    1,661    $     (437)    $     (316)    $  129,536
Interest income                                   $    2,693    $      548    $       60    $     --       $     --       $    3,301
Depreciation and amortization                     $    7,748    $    2,652    $      154    $      221     $     --       $   10,775
Identifiable assets                               $  751,490    $  389,001    $   26,460    $   13,818     $     --       $1,180,769
Capital expenditures                              $   16,238    $   20,786    $      432    $      284     $     --       $   37,740

Nine months ended December 31, 1999
----------------------------------
Net revenues from unaffiliated
   customers                                      $  694,125    $  372,559    $   37,520    $   21,494     $     --       $1,125,698
Intersegment revenues                                 23,751        22,414         4,661          --          (50,826)          --
                                                  ----------    ----------    ----------    ----------     ----------     ----------
     Total net revenues                           $  717,876    $  394,973    $   42,181    $   21,494     $  (50,826)    $1,125,698
                                                  ==========    ==========    ==========    ==========     ==========     ==========
Operating income (loss)                           $  114,520    $   35,416    $    4,035    $     (222)    $   (1,365)    $  152,384
Interest income                                   $    8,676    $    1,104    $      123    $     --       $     --       $    9,903
Depreciation and amortization                     $   22,216    $    8,099    $      396    $      719     $     --       $   31,430
Capital expenditures                              $   36,700    $   46,883    $    1,024    $      416     $     --       $   85,023
------------------------------------------------------------------------------------------------------------------------------------

                                                ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             (continued)
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                          Asia
                                                                                       Pacific
                                                                North                (excluding
                                                               America      Europe      Japan)      Japan    Eliminations    Total
                                                               -------      ------      ------      -----    ------------    -----
Three months ended December 31, 1998
------------------------------------
Net revenues from unaffiliated
   customers                                                   $302,060    $195,856    $ 13,811    $  8,428    $   --       $520,155
Intersegment revenues                                             6,792       4,799         716        --       (12,307)        --
                                                               --------    --------    --------    --------    --------     --------
     Total net revenues                                        $308,852    $200,655    $ 14,527    $  8,428    $(12,307)    $520,155
                                                               ========    ========    ========    ========    ========     ========
Operating income                                               $ 35,914    $ 63,415    $  3,053    $     57    $   --       $102,439
Interest income                                                $  1,438    $    381    $     22    $   --      $   --       $  1,841
Depreciation and amortization                                  $ 10,776    $  4,058    $     65    $    526    $   --       $ 15,425
Identifiable assets                                            $569,275    $326,544    $ 20,234    $ 20,437    $   --       $936,490
Capital expenditures                                           $ 21,122    $  6,472    $     67    $    165    $   --       $ 27,826

Nine months ended December 31, 1998
-----------------------------------
Net revenues from unaffiliated
   customers                                                   $558,255    $328,382    $ 30,235    $ 27,267    $   --       $944,139
Intersegment revenues                                            14,008       9,643         716          12     (24,379)        --
                                                               --------    --------    --------    --------    --------     --------
     Total net revenues                                        $572,263    $338,025    $ 30,951    $ 27,279    $(24,379)    $944,139
                                                               ========    ========    ========    ========    ========     ========
Operating income                                               $ 17,289    $ 52,372    $  3,430    $  2,853    $   --       $ 75,944
Interest income                                                $  7,412    $  1,535    $    110    $   --      $   --       $  9,057
Depreciation and amortization                                  $ 21,594    $  8,196    $    230    $  1,125    $   --       $ 31,145
Capital expenditures                                           $ 43,901    $ 50,400    $    399    $    997    $   --       $ 95,697

------------------------------------------------------------------------------------------------------------------------------------

Information about the Company's net revenues by product line for the three and nine months ended December 31, 1999 and 1998 is presented below:

================================================================================
(In thousands)                   Three Months Ended         Nine Months Ended
                                     December 31,              December 31,
                                   1999        1998         1999          1998
--------------------------------------------------------------------------------
PlayStation                    $  291,002   $  222,271   $  471,690   $  416,118
PC-CD                             123,771      104,964      289,154      186,473
Affiliated label                  116,423      128,209      222,534      199,688
N64                                57,066       57,168      114,873      121,702
License, OEM, Online
 and Other                         12,429        7,543       27,447       20,158
--------------------------------------------------------------------------------
                               $  600,691   $  520,155   $1,125,698   $  944,139
================================================================================

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

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


The components of comprehensive income, net of tax, for the three and nine months ended December 31, 1999 and 1998 were as follows (in thousands):

====================================================================================================================================
                                                                             Three Months Ended              Nine Months Ended
                                                                                December 31,                    December 31,
                                                                             1999           1998            1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                $  92,861       $  72,531       $ 113,319       $  50,958
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss):
   Change in unrealized appreciation (depreciation) of
   investments, net of a tax provision (benefit) of $117,
   $(13), $519 and $353                                                         248             (27)          1,103             717
   Reclassification adjustment for gains realized in net
   income, net of a tax benefit of $(1,528), $0, $(1,940)
   and $(480)                                                                (3,249)             --          (4,123)           (974)
   Foreign currency translation adjustments                                  (4,666)         (1,505)         (1,171)          1,147
------------------------------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                                      (7,667)         (1,532)         (4,191)            890
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                $  85,194       $  70,999       $ 109,128       $  51,848
====================================================================================================================================

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


Note 7. Earnings Per Share

The following summarizes the computations of Basic Earnings Per Share ("EPS") and Diluted EPS. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method (in thousands, except per share amounts):

====================================================================================================================================
                                                                            Three Months Ended                 Nine Months Ended
                                                                                December 31,                      December 31,
                                                                           1999             1998             1999             1998
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                               $ 92,861         $ 72,531         $113,319         $ 50,958
------------------------------------------------------------------------------------------------------------------------------------
Shares used to compute net income per share:
Weighted-average common shares                                             63,326           60,936           62,390           60,621
Dilutive stock options                                                      4,152            2,293            3,445            2,589
------------------------------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                                           67,478           63,229           65,835           63,210
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net income per share:
Basic                                                                    $   1.47         $   1.19         $   1.82         $   0.84
Diluted                                                                  $   1.38         $   1.15         $   1.72         $   0.81
====================================================================================================================================

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Excluded from the above computation of weighted-average shares for diluted EPS were options to purchase 75,628, and 146,728 shares of common stock for the three and nine months ended December 31, 1999, respectively, as the options' exercise price was greater than the average market price of the common shares. For the three and nine months ended December 31, 1999, the weighted-average exercise price of the respective options was $91.94 and $75.13, respectively.

Excluded from the above computation of weighted-average shares for diluted EPS were options to purchase 2,228,208, and 391,693 shares of common stock for the three and nine months ended December 31, 1998, respectively, as the options' exercise price was greater than the average market price of the common shares.


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

Note 9. Subsequent Event

Acquisition of Kesmai

In February 2000, the Company acquired Kesmai, a Virginia-based company that develops and publishes online games, in exchange for $22,500,000 in cash and 103,227 shares of the Company's common stock valued at $8,650,000. The transaction is expected to be accounted for under the purchase method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks, and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update information if any forward looking statement later turns out to be inaccurate. Risk and uncertainties that may affect our future results and performance include, but are not limited to those discussed under the heading "Risk Factors" below at pages 21 to 23, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 1999 as filed with the Securities and Exchange Commission on June 29, 1999 and other documents filed with the Commission.

We derive revenues primarily from shipments of entertainment software, which includes EA Studio CD products for dedicated entertainment systems (that we call CD-video games), EA Studio CD personal computer products (or PC-CD), EA Studio cartridge products and Affiliated Label (or AL) products that are published by third parties and distributed or co-published by us. We also derive revenues from licensing of EA Studio products and Affiliated Label products through hardware companies (or OEMs) and online subscription revenues.

Information  about our net revenues for North  America and foreign areas for the three and nine months ended  December 31, 1999 and 1998 is summarized  below (in thousands):
====================================================================================================================================
                                                                  December 31,       December 31,       Increase/
                                                                      1999              1998            (Decrease)          % change
------------------------------------------------------------------------------------------------------------------------------------
Net Revenues for the Three Months Ended:
North America                                                     $  366,467         $  302,060         $   64,407            21.3%
------------------------------------------------------------------------------------------------------------------------------------

Europe                                                            $  213,201         $  195,856         $   17,345             8.9%
Asia Pacific                                                      $   14,630         $   13,811         $      819             5.9%
Japan                                                             $    6,393         $    8,428         $   (2,035)          (24.1%)
------------------------------------------------------------------------------------------------------------------------------------
International                                                     $  234,224         $  218,095         $   16,129             7.4%
------------------------------------------------------------------------------------------------------------------------------------
Consolidated Net Revenues                                         $  600,691         $  520,155         $   80,536            15.5%
====================================================================================================================================

Net Revenues for the Nine Months Ended:
North America                                                     $  694,125         $  558,255         $  135,870            24.3%
------------------------------------------------------------------------------------------------------------------------------------
Europe                                                            $  372,559         $  328,382         $   44,177            13.5%
Asia Pacific                                                      $   37,520         $   30,235         $    7,285            24.1%
Japan                                                             $   21,494         $   27,267         $   (5,773)          (21.2%)
------------------------------------------------------------------------------------------------------------------------------------
International                                                     $  431,573         $  385,884         $   45,689            11.8%
------------------------------------------------------------------------------------------------------------------------------------
Consolidated Net Revenues                                         $1,125,698         $  944,139         $  181,559            19.2%
====================================================================================================================================

North America Net Revenues

The increase in North America net revenues for the three months ended December 31, 1999, compared to the same period last year was primarily due to:

o A 41% increase in PlayStation revenues due to the shipment of key releases including NBA Live 2000, Tomorrow Never Dies, Knockout Kings 2000 and continued strong sales of Madden NFL 2000.

o A 33% increase in PC-CD revenues due to new releases such as Theme Park World and catalog sales of Sim City 3000 and Command and Conquer: Tiberian Sun.

o Offset by a decline in AL revenues primarily due to the acquisition of an affiliate, Accolade, in the first quarter of the current fiscal year by a third party.

For the nine months ended December 31, 1999, the increase in North America net revenues compared to the same period last year was attributed to:

o A 55% increase in PC-CD revenues due to strong sales of Sim City 3000 and Command and Conquer: Tiberian Sun.

o A 25% increase in PlayStation revenues due to the release of titles such as NBA 2000 and Tomorrow Never Dies in the third fiscal quarter and Madden NFL 2000 in the second fiscal quarter of the current year.

o As well as a 16% increase in AL revenues primarily due to the distribution of titles published by Square EA offset by the acquisition of an affiliate, Accolade, by a third party.

International Net Revenues

The increase in international net revenues for the three months ended December 31, 1999, compared to the same period last year was primarily attributable to:

o A 26% increase in European PlayStation revenues driven by the release of Tomorrow Never Dies and FIFA 2000, which was partially offset by a decrease in N64 revenues due to a weak market for N64 products.

o An increase in Asia Pacific revenues due to the release of Tomorrow Never Dies and catalog sales of Command and Conquer: Tiberian Sun.

o Offset of increases by a decline in PlayStation revenues in Japan due to strong prior year comparisons of World Cup 98 and Theme Aquarium.

For the nine months ended December 31, 1999, the increase in international revenues compared to the same period last year was due to:

o    A 52%  increase  in  Europe  PC-CD  revenues  due to sales of  Command  and
     Conquer: Tiberian Sun, Sim City 3000, Dungeon Keeper 2 and Theme Park World, which were offset by a decrease in N64 revenues due to a weak market for N64 products.

o A 78% increase in Asia Pacific PC-CD revenues also due to the success of Command and Conquer: Tiberian Sun and Sim City 3000.

o Offset a 68% decline in by Japan PlayStation revenue primarily due to strong sales of FIFA: Road to the World Cup and World Cup 98 in the prior year.

Information about our net revenues by product line for the three and nine months ended December 31, 1999 and 1998 is presented below (in thousands):

====================================================================================================================================
                                                                December 31,       December 31,       Increase/
                                                                    1999              1998            (Decrease)        % change
------------------------------------------------------------------------------------------------------------------------------------
Net Revenues for the Three Months Ended:
EA Studio:
----------
PlayStation                                                      $  291,002         $  222,271         $   68,731             30.9%
PC-CD                                                            $  123,771         $  104,964         $   18,807             17.9%
N64                                                              $   57,066         $   57,168         $     (102)            (0.2%)
License, OEM, Online and Other                                   $   12,429         $    7,543         $    4,886             64.8%
------------------------------------------------------------------------------------------------------------------------------------
                                                                 $  484,268         $  391,946         $   92,322             23.6%

Affiliated Label:                                                $  116,423         $  128,209         $  (11,786)            (9.2%)
-----------------
------------------------------------------------------------------------------------------------------------------------------------

Consolidated Net Revenues                                        $  600,691         $  520,155         $   80,536             15.5%
------------------------------------------------------------------------------------------------------------------------------------

Net Revenues for the Nine Months Ended:
EA Studio:
----------
PlayStation                                                      $  471,690         $  416,118         $   55,572             13.4%
PC-CD                                                            $  289,154         $  186,473         $  102,681             55.1%
N64                                                              $  114,873         $  121,702         $   (6,829)            (5.6%)
License, OEM, Online and Other                                   $   27,447         $   20,158         $    7,289             36.2%
------------------------------------------------------------------------------------------------------------------------------------
                                                                 $  903,164         $  744,451         $  158,713             21.3%

Affiliated Label:                                                $  222,534         $  199,688         $   22,846             11.4%
-----------------
------------------------------------------------------------------------------------------------------------------------------------
Consolidated Net Revenues                                        $1,125,698         $  944,139         $  181,559             19.2%
====================================================================================================================================

PlayStation Product Net Revenues

The increase in PlayStation revenue for the three months ended December 31, 1999 was due to more products released compared to the same period last year. We released 10 PlayStation titles in the current quarter compared to six in the prior year. Key releases for the quarter include FIFA 2000, Tomorrow Never Dies, NBA 2000 and Knockout Kings 2000.

For the nine months ended December 31, 1999 we released 20 PlayStation products compared to 16 in the same period last year. Key releases for the year include FIFA 2000, Tomorrow Never Dies, Madden NFL 2000, NBA 2000 and Knockout Kings 2000.

We expect revenues from PlayStation products to grow in fiscal 2000, but as revenues for these products increase, we do not expect to maintain the same growth rates as those in the prior years. Sony has announced the release of PlayStation II in the United States and Europe in the fall of 2000. Although PlayStation products will be playable on the PlayStation II, we expect sales of current PlayStation products to decline in the coming fiscal year.

Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America in July 1994 (the "Sony Agreement"), as amended, we are authorized to develop and distribute CD-based software products compatible with the PlayStation. Pursuant to the Sony Agreement, we engage Sony to supply PlayStation CDs for distribution by us. Accordingly, we have limited ability to control our supply of PlayStation CD products or the timing of their delivery. See Risk Factors - "Our platform licensors are our chief competitors and frequently control the manufacturing of our video game products".

Personal Computer CD Product Net Revenues

For the three months ended December 31, 1999 PC-CD revenues increased due to strong sales of catalog titles such as Command and Conquer: Tiberian Sun and Sim City 3000. We released 10 PC-CD products during the quarter compared to nine in the same period last year. Key releases for the quarter included FIFA 2000 and Theme Park World.

For the nine months ended December 31, 1999 we released 21 PC-CD products compared to 20 in the same period last year. The increase for the nine months ended December 31, 1999 was primarily due to the success of Command and Conquer:
Tiberian Sun, released in the second quarter of fiscal 2000 and catalog sales of Sim City 3000, released in the fourth quarter of fiscal 1999. Other key titles released in the current year included FIFA 2000 and Need For Speed IV.

We expect revenues from PC-CD products to grow in fiscal 2000, but as revenues for these products increase, we do not expect to maintain the same growth rates as those in the prior periods.

N64 Product Net Revenues

For the three months ended December 31, 1999, revenues were flat compared to the same period last year, primarily due to a weak market for N64 products. Key releases for the quarter included Knockout Kings 2000 and NBA 2000.

For the nine months ended December 31, 1999 the decrease in N64 revenues was due to the weak market for N64 products as well as strong comparisons of World Cup 98 in the prior year. Key releases for the year included WCW Mayhem and Knockout Kings 2000. We expect revenues from N64 products to continue to decline in fiscal 2000.

Under the terms of the N64 Agreement, we engage Nintendo to manufacture our N64 cartridges for distribution by us. Accordingly, we have little ability to control our supply of N64 cartridges or the timing of their delivery. A shortage of microchips or other factors outside our control could impair our ability to obtain an adequate supply of cartridges.

In connection with our purchases of N64 cartridges for distribution in North America, Nintendo requires us to provide irrevocable letters of credit prior to Nintendo's acceptance of purchase orders from us for purchases of these cartridges. For purchases of N64 cartridges for distribution in Japan and Europe, Nintendo requires us to make cash deposits. Furthermore, Nintendo maintains a policy of not accepting returns of N64 cartridges. Because of these and other factors, the carrying of an inventory of cartridges entails significant capital and risk. See Risk Factors - "Our platform licensors are our chief competitors and frequently control the manufacturing of our video game products".

Affiliated Label Product Net Revenues

The decrease in Affiliated Label net revenues for the three months ended December 31, 1999 compared to the same period last year was primarily due to the acquisition of Accolade by a third party. Prior year titles distributed under the Accolade agreement included Test Drive V and Test Drive: Off Road 2 for PlayStation and PC-CD. This decrease was partially offset by the distribution of titles by DreamWorks, Interactive and Square EA, including Final Fantasy VIII.

For the nine months ended December 31, 1999 AL revenues increased due to the distribution of titles by Square EA, including Final Fantasy VIII, partially offset by the termination of our distribution agreement with Accolade which was acquired by a third party.

Costs and Expenses, Interest and Other Income, Net, Income Taxes and Net Income

====================================================================================================================================
                                                                    Percent of Net Revenues             Percent of Net Revenues
                                                                 Three months ended December 31,      Nine months ended December 31,
                                                                      1999               1998             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                                    49.8%             52.7%             50.0%             52.7%
Marketing and sales                                                   11.2              10.9              13.1              13.1
General and administrative                                             4.7               4.5               6.1               5.9
Research and development                                              12.2              11.7              16.6              15.3
Charge for acquired in-process technology                             --                --                --                 4.7
Amortization of intangibles                                            0.5               0.5               0.7               0.4

Interest and other income, net                                         0.7               0.8               1.0               1.1
Income taxes - effective tax rate                                     30.8              31.8              31.0              40.7
Net income                                                            15.5%             13.9%             10.1%              5.4%
====================================================================================================================================


Cost of Goods Sold

Cost of goods sold as a percentage of net revenues decreased for the three months ended December 31, 1999 compared to the same period last year primarily due to:

o    An increase in sales of higher margin PlayStation titles.

o    A decrease in sales of lower margin N64 titles.

o An overall decrease in sales of Affiliated Label titles combined with higher average margins in ALs resulting from a higher percentage of co-published titles.

For the nine months ended December 31, 1999, cost of goods sold as a percentage of revenues decreased due to:

o    Increased sales of higher margin PC-CD titles.

o    Higher sales of higher margin AL co-published titles.

o    A decrease in sales of lower margin N64 titles.

o    Higher sales of internally  developed titles including Command and Conquer:
     Tiberian Sun and Sim City 3000.

Marketing and Sales

Marketing and sales expenses for the three months ended December 31, 1999 increased primarily due to increased television, print and Internet advertising to support a higher number of releases in the quarter compared to the same period last year.

For the nine months ended December 31, 1999, marketing and sales expenses increased in absolute dollars due to increased television, print and Internet advertising to support higher revenues. The increase was also due to additional headcount expenses related to the continued expansion of our worldwide distribution business.

General and Administrative

General and administrative expenses increased for the three and nine months ended December 31, 1999 primarily due to an increase in payroll and occupancy costs to support the increased growth in North America and Europe operations.

Research and Development

Research and development expenses increased for the three and nine months ended December 31, 1999 due to:

o Additional headcount related expenses attributable to increased in-house development capacity due to a higher number of SKU's to be released in fiscal 2000.

o An increase in online development spending, including the acquisition and integration of PlayNation, an online software developer, in the second quarter of the current fiscal year.

o An increase in development spending for next generation console products including development for the PlayStation II.

Charge for Acquired In-Process Technology

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

Amortization of Intangibles

The increase in amortization of intangibles for the nine months ended December 31, 1999 resulted primarily from the acquisition of Westwood in September 1998.

Interest and Other Income, Net

Interest and other income, net, increased in absolute dollars for the three months ended December 31, 1999 compared to the same period last year primarily due to higher interest income and realized gains on sales of marketable securities. These increases were partially offset by a write-off of a note receivable from an affiliate in the current quarter as well as a gain on sale of land in the same quarter last year.

For the nine months ended December 31, 1999, interest and other income, net, increased compared to the same period last year primarily due to realized gains on sales of marketable securities and the sale of our interest in an affiliate. These gains were partially offset by a write-off of a note receivable from an affiliate in the current year as well as a gain on sale of land recognized in the prior year.

Income Taxes

The Company's effective tax rate for the three and nine months ended December 31, 1999 was lower than the comparable prior year period (excluding the effect of the one-time charges in the prior year) primarily as a result of a projected higher portion of international income for fiscal 2000 subject to a lower foreign tax rate as compared to the prior year. The tax rate for the nine months ended December 31, 1998 was negatively affected as there was no tax benefit recorded for a portion of the charges related to the acquired in-process technology. Excluding the effect of these charges, the effective tax rate for the nine months ended December 31, 1998 would have been 33.0%.

Net Income

The increase in net income for the three months ended December 31, 1999 is primarily related to higher revenues and gross profits as compared to the same periods last year partially offset by higher operating expenses.

For the nine months ended December 31, 1999 the increase was also due to one-time charges for purchased in process technology in the prior year. Excluding the one-time charges in the prior year, net income would have been $88,464,000 for the nine months ended December 31, 1998. The increase in net income, excluding the prior year one-time charges, was $24,855,000 or 28%.

Liquidity and Capital Resources

As of December 31, 1999, our working capital was $451,757,000 compared to $333,256,000 at March 31, 1999. Cash, cash equivalents and short-term investments decreased by approximately $65,652,000 during the nine months ended December 31, 1999 as we used $84,103,000 of cash in operations and $85,023,000 in capital expenditures, offset by $68,477,000 provided through the sale of equity securities under our stock plans, proceeds from the sale of an affiliate, and the sale of marketable securities.

Reserves for bad debts and sales returns increased from $72,850,000 at March 31, 1999 to $83,300,000 at December 31, 1999. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

Our principal source of liquidity is $247,170,000 in cash, cash equivalents and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements on both a short-term and long-term basis.

Future Commitments with America Online, Inc.

In November 1999, we entered into a five-year agreement with America Online, Inc. ("AOL") to become exclusively responsible for game content on the AOL Games Channel in North America and for content in the games channels on these four AOL brands: AOL.com, CompuServe, Netcenter/Netscape and ICQ. Under terms of the agreement, we guaranteed AOL $81 million as follows:

o $50 million for carriage payments (including certain advertising fees) for rights to program the Games Channel on AOL and the game channels on AOL's four other Internet properties. We paid $25 million upon signing. We will pay AOL $6.25 million at launch of Electronic Arts' online and e-Commerce business division's ("EA.com") web site, which we expect to occur in the summer of fiscal year 2001, and $6.25 million for each of three successive annual anniversaries.

o $31 million as an advance of minimum guaranteed revenue share for revenues generated by advertising, subscriptions, anchor tenancies, and other commercial transactions on EA.com's sites. We paid AOL $11 million upon signing and will pay them four annual installments of $5 million.

We also made a commitment to spend $15 million in offline media advertisements promoting EA.com's online games, including those on the AOL service, during the term of the agreement.

Tracking Stock Proposal

The stockholders of Electronic Arts are scheduled to vote on a proposal (the "Tracking Stock Proposal") to authorize the issuance of a new series of common stock to be designated as Class B common stock ("Tracking Stock") intended to reflect the performance of EA.com. At the time of authorization of the Tracking Stock, Electronic Arts' existing common stock will be re-classified as Class A common stock ("Class A Stock") and that stock will be intended to reflect the performance of Electronic Arts' core business ("EA") including a "Retained Interest" in EA.com.

Upon authorization of the Tracking Stock, Electronic Arts will sell shares to AOL representing 10% of the equity value of EA.com and issue shares representing 5% of the equity of EA.com in exchange for 103,227 shares of Electronic Arts Class A common stock issued in conjunction witht the purchase of Kesmai to News America Incorporated. The Company will also issue a warrant to AOL which represents 5 percent of the initial equity attributable to EA.com

YEAR 2000 DISCLOSURE

As of the date of this filing, we have not incurred any significant business disruptions as a result of Year 2000 issues. However, while no such occurrence has developed, Year 2000 issues that may arise related to key suppliers and service providers may not become apparent immediately. We have received assurances of Year 2000 compliance from key suppliers. We have also received assurances from key service providers such as financial institutions, our payroll service provider, and our retirement plan administrator as to their Year 2000 readiness. We will continue to monitor our own systems and our business partners to identify and address any potential risk situations related to the Year 2000. We can provide no assurance that we will not be adversely affected by these suppliers and service providers due to noncompliance in the future.


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

Risk Factors

Electronic Arts' business is subject to many risks and uncertainties which may affect our future financial performance. Some of those important risks and uncertainties which may cause our operating results to vary or which may materially and adversely affect our operating results are as follows:

Product Development Schedules Are Frequently Unreliable and Make Predicting Quarterly Results Difficult

         Product development schedules, particularly for new hardware platforms and high-end multimedia personal computer, or PCs, are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. For example, SimCity 3000, the follow on product to SimCity 2000, was expected to ship in fiscal 1998, at the time of our acquisition of Maxis. Due to additional development delays, that product did not ship until the fourth quarter of fiscal year 1999. Also, Tiberian Sun, which was expected to ship in fiscal 1999 at the time of our acquisition of Westwood Studios, was not released until the second quarter of fiscal 2000 due to development delays. Additionally, development risks for CD-ROM products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. Our revenues and earnings are dependent on our ability to meet our product release schedules, and our failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations for any individual quarter and the fiscal year.

New Video Game Platforms Create Additional Technical and Business Model Uncertainties

         A large portion of our revenues are derived from the sale of products for play on proprietary video game platforms such as the Sony PlayStation and Nintendo 64. The success of our products is significantly affected by acceptance of the new video game hardware systems and the life span of older hardware platforms and our ability to accurately predict which platforms will be most successful.

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

         For example, the Sega Dreamcast console launched in Japan in early 1999 and in the United States in September of 1999. We have no products under development for this platform. Should this platform achieve wide market acceptance, our revenue growth may be adversely affected. Similarly, we intend to launch a variety of products for the new Sony PlayStation platform, the PlayStation II, expected to be released in the United States in the fall of 2000. Should that platform not achieve wide acceptance by consumers, we will have spent a disproportionate amount of our resources for this platform. Additionally, we have not negotiated publishing agreements with Sony, Sega or Nintendo for their next generation platforms, and we do not know whether the terms of those agreements will be favorable.

Our Business Is Both Seasonal and Cyclical

         Our business is seasonal with a significant percentage of our revenues occurring in the December quarter. Our business is also cyclical; videogame platforms have historically had a life cycle of four to six years, and decline as more advanced platforms are being introduced. As one group of platforms is reaching the end if its cycle and new platforms are emerging, buying patterns may change.

Purchases of products for older platforms may slow at a faster rate than sales of new platforms. We are currently beginning such a platform transition. Sega introduced its latest platforms in the United States in September 1999, and Sony expects to ship its PlayStation II product in the fall of 2000. Nintendo has also announced that a new system will be released in calendar year 2000. We expect sales of our products for the current Nintendo and Sony platforms to slow in anticipation of those new platforms, and to slow significantly upon market release of those new platforms.

The Impact of e-Commerce and Online Games on Our Business Is Not Known

         While we do not currently derive significant revenues from online sales of our packaged products, we believe that such form of distribution will become a more significant factor in our business in the future. E-Commerce is becoming an increasingly popular method for conducting business with consumers. How that form of distribution will affect the more traditional retail distribution, at which we have historically had success, and over what time period, is uncertain. In addition, we expect the number and popularity of online games to increase and become a significant factor in the interactive games business generally. We do not know how that increase generally, or the emerging business of EA.com specifically, will affect sales of packaged goods.

Our Business, Our Products, and Our Distribution Are Subject to Increasing Regulation in Key Territories

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

Our Platform Licensors Are Our Chief Competitors and Frequently Control the Manufacturing of Our Video Game Products

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

We Face Intense Competition for Talent from Highly Valued Internet Companies

         Competition for employees in the interactive software business continues to be intense. Recently, the most intense competition for recruiting and retaining key employees is from Internet companies, including EA.com. The large equity positions frequently offered to key executives and creative talent in such companies and the actual or perceived opportunity for rapid stock price appreciation of these companies make their compensation packages attractive to those who are already working in more mature companies. This situation creates difficulty for us to compete for the attraction and retention of executive and key creative talent.

Proliferation  and  Assertion  of  Patents  Poses  Serious  Risks to Our  Online
Business.

         Many patents have been issued that may apply to widely used Internet technologies. Additionally, many less recently issued patents are now being asserted against Internet implementations of older technologies. Several such patents have been asserted against us. For example, we currently have a lawsuit pending regarding our publication of games that can be played over the Internet. Such claims can harm our business. We will incur substantial expenses in evaluating and defending against such claims, regardless of the merits of the claims. In the event that there is a determination that we have infringed a third party patent, we could incur significant monetary liability and be prevented from using the rights in the future.

Online Games Have Risks That Are Not Associated with Our Traditional Business

         Online games, particularly multiplayer games, pose risks to player enjoyment that do not generally apply to packaged game sales. Players frequently would not be acquainted with other players, which may adversely affect the playing experiencing. Social issues raised by a player's conduct may impact the experience for other players. We have not determined whether or how we might monitor or proctor player behavior to mitigate behavior that impairs the game experience. In addition, there are substantial technical challenges to be met both in the introduction of our games online and the maintaining an effective game playing environment over time. If these risks are not successfully controlled and technical challenges resolved, potential customers for our games may be unwilling to play in sufficient volume to allow us to attain or sustain profitability.

Foreign Sales and Currency Fluctuations

         For fiscal 1999 and the nine months of fiscal 2000, international net revenues comprised 42% and 38% respectively of total consolidated net revenues. We expect foreign sales to continue to account for a significant and growing portion of our revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. As a result of current economic conditions in Asia, we are subject to additional foreign currency risk. Though we do not currently derive a significant portion of revenues and operating profits from sales in Asia and other developing countries, our foreign currency exposure may increase as operations in these countries grow and if current economic trends in Asia continue. Any of these factors may significantly harm our business.

Fluctuations in Stock Price

         Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of our common stock in any given period. As a result of the factors discussed in this report and other factors that may arise in the future, the market price of our common stock historically has been, and may continue to be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to us, to changes in analysts' earnings estimates, or to factors affecting the computer, software, entertainment, media or electronics industries or the securities markets in general. For example, since the beginning of fiscal year 2000, the price per share of our common stock ranged from $45.6250 to $120.9375.

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

Foreign Currency Exchange Rate Risk

We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, thereby, limiting our risk. Gains and losses on foreign exchange contracts are reflected in the income statement. At December 31, 1999, we had foreign exchange contracts, all with maturities of less than three months to purchase and sell approximately $285,575,000 in foreign currencies, primarily British Pounds, European Currency Units ("Euro"), Canadian Dollars, Japanese Yen and other currencies.

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

The table below provides information about our foreign currency forward exchange contracts at December 31, 1999. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value. All contracts mature within three months.

====================================================================================================================================
                                                                                                   Weighted-Average
                                                                          Contract Amount             Contract Rate       Fair Value
------------------------------------------------------------------------------------------------------------------------------------
                                                                            (In thousands)                            (In thousands)
Foreign currency to be sold under contract:
    British Pound                                                                $115,158                    1.6151        $    (27)
    Euro                                                                           77,580                    1.0141             246
    Canadian Dollar                                                                20,424                    1.4689              (9)
    Japanese Yen                                                                   11,650                  105.3600            (272)
    Swiss Franc                                                                     1,902                    1.5777               8
    Australian Dollar                                                               6,711                     .6391             (41)
    Brazilian Real                                                                  1,891                    1.8510             (21)
    South African Rand                                                              5,018                    9.9795             (24)
    Sweden Krona                                                                    3,997                   13.7420             (26)
    Denmark Krone                                                                   2,991                   11.8810              (4)
    Norway Krone                                                                    2,501                   12.9198               5
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                            $249,823                                  $   (165)
------------------------------------------------------------------------------------------------------------------------------------
Foreign currency to be purchased under contract:
    British Pound                                                                $ 35,752                    1.6155        $    (34)
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                            $ 35,752                                  $    (34)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Grand total                                                                      $285,575                                  $   (199)
====================================================================================================================================

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. At December 31, 1999, our cash equivalents, short-term and long-term investments included debt securities of $186,612,000. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The table below presents the amounts and related weighted average interest rates of our investment portfolio at December 31, 1999:

                                             Average
                                       Interest Rate         Cost     Fair Value
--------------------------------------------------------------------------------
                                                   (Dollars in thousands)
Cash equivalents
    Fixed rate                                  0.00%     $  --          $  --
    Variable rate                               4.60%     $78,454        $78,454
Short-term investments
    Fixed rate                                  3.96%     $83,820        $83,958
    Variable rate                               6.27%     $ 5,800        $ 5,799
Long-term investments
    Fixed rate                                  0.00%     $  --          $  --
    Variable rate                               6.34%     $18,400        $18,179
--------------------------------------------------------------------------------

Maturity dates for short-term investments range from 6 months to 3 years.

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


                                      ELECTRONIC ARTS INC.
                                      (Registrant)






                                      /s/ E. STANTON MCKEE
                                      --------------------
DATED:                                E. STANTON MCKEE
February 14, 2000                     Executive Vice President and
                                      Chief Financial and Administrative Officer