Form 10-K
period 2000-03-31
ELECTRONIC ARTS INC
filed 2000-06-29
CIK 712515

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's common stock, $.01 par value, held by non-affiliates of the Registrant on June 1, 2000 was $2,269,355,144.

As of June 1, 2000 there were 64,638,382 shares of Registrant's common stock, $.01 par value, outstanding.


                       Documents Incorporated by Reference

Portions of Registrant's definitive proxy statement (the "Proxy Statement") for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Portions of Registrant's definitive proxy statement for its Notice of Special Stockholders Meeting and Proxy Statement dated March 22, 2000 are incorporated by reference into Part I hereof.

This report consists of 80 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 80.

                              ELECTRONIC ARTS INC.
                          2000 FORM 10-K ANNUAL REPORT
                                Table of Contents


                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.   Business                                                             3

Item 2.   Properties                                                          12

Item 3.   Legal Proceedings                                                   13

Item 4.   Submission of Matters to a Vote of Security Holders                 13

Item 4A.  Executive Officers of the Registrant                                14


                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters                                                             16

Item 6.   Selected Financial Data                                             17

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               18

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          42

Item 8.   Financial Statements and Supplementary Data                         44

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosures                                           71


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                  72

Item 11.  Executive Compensation                                              72

Item 12.  Security Ownership of Certain Beneficial Owners and Management      72

Item 13.  Certain Relationships and Related Transactions                      72


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K     73

Signatures                                                                    78

Exhibit Index                                                                 80

                                     PART I

This Annual Report on Form 10-K, including Item 1 ("Business") and Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations"), contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks, and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update this information if any forward looking statement later turns out to be inaccurate. Risk and uncertainties that may affect our future results and performance include, but are not limited to those discussed under the heading "Risk Factors" below at pages 36 to 41.


ITEM 1:  BUSINESS


Overview

         Electronic Arts was initially incorporated in California in 1982. In September 1991, we were reincorporated under the laws of Delaware. Our principal executive offices are located at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.

We operate in two principal business segments globally:

     o EA Core business segment: creation, marketing and distribution of entertainment software.

     o EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online.

         EA Core

         We create, market and distribute interactive entertainment software for a variety of hardware platforms. As of March 31, 2000, our business was comprised of the following:

     o Distribution of over 100 titles that we developed and/or published under one of our brand names in North America, including older titles marketed as "Classics" or "Publisher's Choice."

     o Distribution of localized versions of our products in the rest of the world.

     o Distribution of approximately 20 additional titles developed by other software publishers (that we refer to as Affiliated Labels) in North America and titles we have assisted in the development with other software publishers (referred to as Co-Published titles).

     o Distribution of over 1,000 Affiliated Label and Co-Published titles in the rest of the world.

     Since our inception, we have developed products for 38 different hardware platforms, including the following:


     o   IBM(R) PC and compatibles

     o   16-bit Sega(TM) Genesis(TM) video game system

     o   16-bit Super Nintendo Entertainment System(R)

     o   32-bit Sony PlayStation(R)

     o   64-bit Nintendo(R) 64

     o   128-bit Sony PlayStation 2





     Our product development methods and organization are modeled on those used in the entertainment industry. We also market our products with techniques borrowed from other entertainment companies such as record producers, magazine publishers and video distributors. Employees whom we call "producers", who are responsible for the development of one or more products, oversee product development and direct teams comprised of both our employees and outside contractors. Our designers regularly work with celebrities and organizations in sports, entertainment and other areas to develop products that provide gaming experiences that are as realistic and interactive as possible. Celebrities and organizations with whom we have contracts include: FIFA, NASCAR, John Madden, the National Basketball Association, the PGA TOUR, Tiger Woods, the National Hockey League, World Championship Wrestling Inc., Football Association Premier League and Formula One. We maintain development studios in California, Canada, United Kingdom, Florida, Texas, Japan, Washington, Maryland, Australia and Nevada.

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

         We distribute our products and those of our Affiliated Labels primarily by direct sales to retail chains and outlets in the United States and Europe. In Japan and the Asia Pacific region, we distribute products both directly to retailers and through third party distributors. Our products are available in over 79,000 retail locations worldwide. In fiscal 2000, approximately 40% of our net revenues were generated by international operations, compared to 42% in fiscal 1999 and 43% in fiscal 1998.

         EA.com

         On March 22, 2000, the stockholders of Electronic Arts voted on and approved a proposal (the "Tracking Stock Proposal") to authorize the issuance of a new series of common stock to be designated as Class B common stock ("Tracking Stock"), intended to reflect the performance of Electronic Arts' online and e-Commerce division ("EA.com"). As a result of the approval of the Tracking Stock Proposal, Electronic Arts' existing common stock has been re-classified as Class A common stock ("Class A Stock") and that stock will reflect the performance of Electronic Arts' other businesses ("EA Core").

         EA.com, a division of Electronic Arts Inc., represents Electronic Arts' online and e-Commerce business. EA.com's online business includes subscription revenues collected for Internet game play on our websites, sales of Internet-based games and sales of Electronic Arts products sold through EA.com websites. Electronic Arts began development of its initial online product, Ultima Online during fiscal year 1996. We shipped Ultima Online during fiscal year 1998, and began development of our online business during the same year. EA.com's websites include EA.com, individual sites for Electronic Arts' games and the Games Channel on America Online, which will be launched in the second half of calendar 2000. Our goal is to be the leading online games site. To date, the majority of our subscription revenues and packaged goods revenues for online-only games have been generated by Ultima Online and Ultima Online: The Second Age, (collectively referred to as Ultima Online). The packaged good product is sold through our traditional distribution channel to various retailers. The Ultima Online product is then sold by the retail channel to the end customer who must sign up for EA.com's online service to enjoy online play on a month-to-month subscription basis. For a more detailed description of EA.com's online business, see Appendix IV of the Notice of Special Stockholders Meeting and Proxy Statement dated March 22, 2000.

Investments and Joint Ventures

         Acquisitions

         Kesmai Corporation

         On February 7, 2000, we acquired Kesmai Corporation (now referred to as "Kesmai") from News America Corporation ("News Corp") in exchange for $22,500,000 in cash and approximately 103,000 shares of Electronic Arts' existing common stock valued at $8,650,000. The transaction was accounted for under the purchase method. Kesmai(TM) is managed by EA.com and specializes in the design and development of multiplayer games delivered directly to consumers over the Internet and is a major provider of game content to the Games Channel on the AOL service. The issuance of these shares was temporary, pending the authorization of Class B common stock. Subsequently, on March 22, 2000, Class B shares were authorized. The Company granted 5 percent of the initial equity attributable to EA.com to News Corp, adjusting the total common stock consideration relating to the acquisition by $703,000 to $9,353,000. The Company has contributed Kesmai to the EA.com division. See note 13 of the Notes to the Consolidated Financial Statements, included in item 8 hereof.

         Westwood Studios

         In September 1998, we completed the acquisition of Westwood Studios, Inc. and certain assets of the Irvine, California-based Virgin Studios
(collectively "Westwood") for approximately $122,688,000 in cash, including transaction expenses. The transaction was accounted for under the purchase method. Westwood is best known for its successful PC franchises, Command and Conquer and Lands of Lore. See note 13 of the Notes to the Consolidated Financial Statements, included in item 8 hereof.

         ABC Software

         In July 1998, we acquired ABC Software AG, in Switzerland, and ABC Software GmbH, in Austria (collectively "ABC"), independent distributors of entertainment, edutainment and application software, for approximately $9,466,000 in cash (net of cash acquired of $5,099,000) and $570,000 in other consideration. The transaction has been accounted for under the purchase method. See note 13 of the Notes to the Consolidated Financial Statements, included in item 8 hereof.

         Other Business Combinations

         Additionally, during fiscal 2000 and fiscal 1999, we acquired four software development companies. See note 13 of the Notes to Consolidated Financial Statements, included in item 8 hereof.

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

         In Japan, the companies established Electronic Arts Square KK ("EA Square KK"), which localizes and publishes in Japan our properties originally created in North America and Europe, as well as develops and publishes original video games in Japan. We own a 70% majority interest, while Square owns 30%. See note 13 of the Notes to the Consolidated Financial Statements, included in item 8 hereof.

         Investments

         We have made investments as part of our overall strategy and currently hold minority equity interests in several companies. As of March 30, 2000, our minority equity investments include investments in NovaLogic, Inc. and Firaxis Software, Inc.

Market

         Historically, no hardware platform or video game system has achieved long-term dominance in the interactive entertainment market. In fiscal 2000, Sony's PlayStation was the dominant hardware platform in our industry. In addition, the installed base of multimedia-enabled home computers, including those with Internet accessibility, has continued to grow as personal computer, or PC, prices have declined and the quality and choices of software have increased dramatically. We develop and publish products for multiple platforms, and this diversification continues to be a cornerstone of our strategy.

         The following table details select information on a sample of the hardware platforms for which we have published titles:

------------------------------------------------------------------------------------------------------------------------------------
                                                Video Game Console /         Date Introduced               Medium/
           Manufacturer                                Platform Name        in North America          Product Base       Technology
------------------------ -------------------------------------------- ----------------------- --------------------- ----------------
                   Sega                                      Genesis                    1989             Cartridge           16-bit
               Nintendo                                Super NES(TM)                    1991             Cartridge           16-bit
             Matsushita           3DO(TM)Interactive Multiplayer(TM)                    1993          Compact Disk           32-bit
                   Sega                                       Saturn                    1995          Compact Disk           32-bit
                   Sony                                  PlayStation                    1995          Compact Disk           32-bit
               Nintendo                                  Nintendo 64                    1996             Cartridge           64-bit
------------------------------------------------------------------------------------------------------------------------------------


         Sega

         Sega launched DreamcastTM in Japan in December 1998 and in North America in September 1999. Sega designed Dreamcast to combine features from the console and PC platforms. We currently have no products in development for the Sega Dreamcast. See Risk Factors - "New video game platforms create additional technical and business model uncertainties".

         Sony

         Sony released the PlayStation 2 console in Japan in March 2000. Sony has announced the release of the PlayStation 2 console in the United States and Europe in the fall of 2000. The PlayStation 2 console is a 128-bit, Digital Versatile Disk ("DVD") based system that is Internet and cable ready, as well as backward compatible with the current PlayStation console software. We currently have various products under development for the Sony PlayStation 2 console. See Risk Factors - "New video game platforms create additional technical and business model uncertainties".

         Nintendo

         Nintendo announced that it will release a next generation system, code named Dolphin, in the first half of 2001. Dolphin will offer a DVD drive.

         Microsoft

         Microsoft announced that it expects to release its first video game system, code named Xbox(TM), in the fall of 2001.

         New Entrants

         New entrants into the interactive entertainment and multimedia industries, such as cable television, telephone, and diversified media and entertainment companies, in addition to a proliferation of new technologies, such as online networks and the Internet, have increased the competition in our markets. We are scheduled to release several online network gaming products during fiscal 2001. See Risk Factors - "New video game platforms create additional technical and business model uncertainties" and "The impact of e-Commerce and online games on our business is not known ".

         The early investment in products for the 32-bit market, including both Compact Disk personal computer (or PC) and dedicated entertainment systems (that we call video game systems or consoles), has been strategically important in positioning us for the current generation of 32-bit and 64-bit machines. We believe that such investment continues to be important. PlayStation has achieved significant market acceptance in all geographical territories. However, as the PlayStation console market has matured and the next generation consoles are introduced, we expect sales of current PlayStation products to decline. In addition, our revenues and earnings are dependent on our ability to meet our product release schedule and our failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations in any individual quarter. See Risk Factors - "Product development schedules are frequently unreliable and make predicting quarterly results difficult".

         Online Games

         According to the market research firm, Jupiter Communications, online gamers (defined as individuals who have played online games within the past year) are expected to grow to 26.8 million Internet users by 2002 up from 3.7 million Internet users in 1998. Jupiter expects total online gaming market revenue to grow to $2 billion by 2002. We believe the expected increases in online gaming will be primarily attributable to the following factors:

     o   Increasing popularity of PC gaming,

     o   Growing interest in multiplayer games,

     o   Growth in the number of households with PCs and Internet connections,

     o General growth in internet usage, including the number of users, communities and increased frequency of use by consumers,

     o   Rapid innovation of new online entertainment experiences,

     o   Mass market adoption of broadband technologies, and

     o   Decreasing costs of Internet access.

Competition

         EA Core

         See Risk Factors - "Our platform licensors are our chief competitors and frequently control the manufacturing of our video game products".

         EA.com

We believe EA.com faces substantial competition from a number of existing and potential competitors including:

     o Console & PC Game Publishers. Other game publishers including Sony Computer Entertainment of America ("Sony"), Nintendo, Sega, Hasbro, Mattel, Acclaim, Havas, Microsoft, Interplay, Infogrames and Eidos, are each developing individual online games and games with online components. Currently, Sony (including the online divisions of Sony Entertainment) may have the broadest collection of online game offerings, which includes the online game, Everquest, a virtual world that directly competes with EA.com's Ultima Online game. In addition, Sony operates the Sony Station, a site that offers family-oriented game shows. Each of these competitors may compete with EA.com for advertising, subscription and e-Commerce sales.

     o Portals. With respect to advertising and e-Commerce sales, EA.com will also compete with general purpose consumer web sites such as Yahoo, Excite, Lycos, and Microsoft Network. In addition, many of these Internet portals offer gaming sites such as Yahoo Games Channel, Excite Games Channel, Lycos Games Channel, and Microsoft Gaming Zone. Although most of the game areas of these portals have attained modest reach, their key placement on powerful portals makes them potentially significant competitors for gaming subscriptions as well.

     o Family Oriented Game Sites. A number of sites such as Uproar.com, Gamesville.com, Disney's go.com, Shockwave.com and Pogo.com (formerly
         TEN), have driven significant amounts of traffic to their sites by offering unique games and entertainment content. In addition, several of the sites offer frequent prizes with easy to play "gamettes". These sites are typically monetizing their traffic by selling advertising.

     o Aggregators. Aggregators such as Hearme.com, Pogo.coom, Microsoft Gaming Zone and Heat.net, provide an aggregation of various types of online games, including aggregation of games developed by independent third parties. While these sites have been primarily focused on serving the gaming community, they have since adjusted their strategy to include games, such as parlor games, that reach a broader audience.

     o Sports Sites. Sports content sites such as ESPN.com, Sportsline.com and Foxsports.com typically feature fantasy league games and easy to play sports "gamettes" in addition to their editorial content. Such fantasy league games and sports "gamettes" typically appeal to the overall sports fan, rather than the sports gamer. However, these sites have significant financial and content resources at their disposal and will provide competition for advertising and e-Commerce sales.

     o Microsoft Gaming Zone ("MGZ"). Microsoft falls into a number of the foregoing categories, as it is a portal, an aggregator, and a publisher of PC Software Products, including game products. As such, Microsoft's offerings are the closest parallel to the proposed offerings of EA.com. MGZ currently offers both family games and games directed towards the more serious gamer and, at the same time, has the opportunity to leverage these experiences with games sold at retail. At present, MGZ offers matchmaking for about 80 games and offers approximately 20 playable online games, which consist primarily of card and parlor games.

Relationships with Significant Hardware Platform Companies

         Sony

         In fiscal 2000, approximately 41% of our net revenues were derived from sales of software for the PlayStation compared to 43% in fiscal 1999. During fiscal 2000, we released 30 PlayStation games compared to 21 in fiscal 1999. Among these releases were FIFA 2000, Tomorrow Never Dies, Madden NFL 2000, NBA 2000 and Knockout Kings(TM) 2000. The volume of sales of our PlayStation products significantly increased in fiscal 2000 due to more titles being released in the current fiscal year compared to the prior year. Sony has announced the release of the PlayStation 2 console in the United States and Europe in the fall of 2000. Although our PlayStation products will be playable on the PlayStation 2 console, we expect sales of current PlayStation products to decline in fiscal 2001. See Risk Factors - "Product development schedules are frequently unreliable and make predicting quarterly results difficult".

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

         Nintendo

         During fiscal 2000, we released eight titles for the N64(R) compared to nine titles in fiscal 1999. In fiscal 2000, approximately 8% of our net revenues were derived from the sale of N64 products compared to 12% in 1999. The decrease in N64 revenues for fiscal 2000 compared to the same period last year was due to the weak market for N64 products as well as strong comparisons of World Cup 98 in the prior year. We expect revenues from N64 products to continue to decline significantly in fiscal 2001.

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

Relationships with Internet Service Providers

         America Online, Inc. ("AOL")

         Our agreement with AOL establishes the basis for EA.com's creation of a games site on the world wide web that will be available to AOL subscribers via the Games Channel on the AOL's flagship ISP service and to other consumers who use other AOL portals (AOL.com, CompuServe, Netscape/Netcenter, ICQ and Digital
City) as their base for navigating the web. Users will also be able to access the EA.com website directly from the world wide web. EA.com will be AOL's exclusive provider of a broad aggregation of online games and will program and manage all of the Games Channel content within AOL's flagship ISP service in the United States. In addition, EA.com will program and manage the game channels on AOL.com, CompuServe, Netcenter/Netscape and ICQ. Within any of these AOL properties, users will be able to find a games channel or area which will provide the user access to EA.com games. According to the April 2000 Media Metrix reports, the total number of unique monthly visitors to the AOL branded properties that will have access to the EA.com games site was 53 million. Via an anchor tenant location, EA.com will also be a non-exclusive provider of games on AOL's Digital City property, the leading branded local content network and community guide on the AOL service and the Internet. For the terms of the AOL agreement, see Note 5 of the Notes to Consolidated Financial Statements, included in item 8 hereof.

Products and Product Development

         In fiscal 2000, we generated approximately 56% of our revenues from products released during the year. See Risk Factors - "Product development schedules are frequently unreliable and make predicting quarterly results difficult". As of March 31, 2000, we were actively marketing over 100 titles, comprising over 150 stock keeping units, or sku's, that were published by our development divisions and subsidiaries, EA Studios. During fiscal 2000, we introduced over 48 EA Studios titles, representing over 69 sku's, compared to 38 EA Studios titles, comprising over 59 sku's, in fiscal 1999.

         The products published by EA Studios are designed and created by our in-house designers and artists and by independent software developers ("independent artists"). We typically pay the independent artists royalties based on the sales of the specific products, as defined in the related independent artist agreements.

         For fiscal 2000, 1999 and 1998, no title represented revenues greater than 10% of the total fiscal 2000, 1999 and 1998 net revenues.

         We publish products in a number of categories such as sports, action and interactive movies, strategy, simulations, role playing and adventure, each of which is becoming increasingly competitive. Our sports-related products, marketed under the EA Sports brand name, accounted for a significant percentage of net revenues in fiscal years 2000 and 1999. There can be no assurance that we will be able to maintain our market share in the sports category.

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

         We currently develop or publish products for five different hardware platforms. In fiscal 2000, our product releases were predominantly for PlayStation, PC and N64. Our planned product introductions for fiscal 2001 are predominantly for the PC, PlayStation, PlayStation 2, online Internet play and N64. See Risk Factors - "Product development schedules are frequently unreliable and make predicting quarterly results difficult" and "New video game platforms create additional technical and business model uncertainties".

         Compact disks are the preferred medium for interactive entertainment, education, and information software, therefore, we are continuing our investment in the development of CD-ROM tools and technologies in fiscal 2001. We are also investing in the development of DVD tools and technologies associated with the introduction of the next generation video game console platforms. Our goal is to be the market leader on the next generation of video game consoles. We are also increasing the investment in the development of tools and technologies for online Internet game play and wide-area network infrastructure. Our goal is to be the leading provider of interactive entertainment on the Internet. PlayStation has achieved significant market acceptance in all geographic territories, however, as the PlayStation console market has reached maturity, we expect sales of current PlayStation products to decline in fiscal 2001. Most of the console video game products will be convertible for use on multiple advanced hardware systems. We had research and development expenditures of $260.8 million in fiscal 2000, $199.1 million in fiscal 1999, and $145.7 million in fiscal 1998. See Risk Factors - "Product development schedules are frequently unreliable and make predicting quarterly results difficult".

         EA.com Web Site

         Content. EA.com intends to offer games within three broad categories of interest: sports, family entertainment, and avid gaming. Each channel will focus on targeting and serving its specific consumer group by:

     o   Offering engaging and accessible online games;

     o Building a community in which consumers can interact with one another via chat, bulletin boards, events, and match-making services for multi-player games and other contests;

     o   Delivering innovative content that continually entertains; and

     o Establishing a direct relationship with each audience member through personalization and customization of user experiences.

         In addition, the product offering of each broad category will include existing Electronic Arts franchises adapted for game play on the Internet, as well as additional original games for online play. EA.com's products will be offered to consumers within the appropriate "channels" on the site. It is anticipated that the offerings will incorporate some or all of the following:

     o Sports. EA.com intends to leverage existing Electronic Arts' franchises, such as PGA(R) Tour/Tiger Woods Golf(R) and Knockout Kings(TM), to develop a community of sports gamers. In addition, EA.com will offer unique, original online sports gaming experiences, sports game shows and support of existing EA packaged goods products with services such as matchmaking, game updates, product downloads and game tips.

     o Family Entertainment. The EA.com family games offering will consist of card games, board games, casino games, trivia games, game shows and other products with mass-market appeal. This channel will leverage cash prizes, merchandise prizes, tournaments and community.

     o Avid Gaming. The general gaming offering will be directed at teens and adults looking to participate in games made up of fantastic worlds, characters, adventures or activities--big or small, real or imagined. This offering will feature immersive experiences and sophisticated game play appealing to dedicated gamers, as well as new forms of cutting-edge Internet entertainment. This offering will capitalize on the success of our existing Ultima Online product as well as Electronic Arts' existing packaged goods franchises.

Marketing and Distribution

         Electronic Arts Distribution

         We distribute EA Studio, Affiliated Label and Co-Published products.

         Affiliated Label products are delivered to us as completed products. Co-Published products are titles we have assisted in developing with other software publishers. As of March 31, 2000, we distributed approximately 20 Affiliated Label and Co-Published titles in North America and over 1,000 Affiliated Label and Co-Published titles in the rest of the world. No single Affiliated Label Publisher has accounted for more than 10% of our net revenue in any of the last three fiscal years.

         In May 1998, Electronic Arts and Square Co., Ltd. formed a new joint venture in North America, creating Square Electronic Arts, LLC ("Square EA") as discussed in note 13 in the Notes to the Consolidated Financial Statements, included in item 8 hereof. In conjunction with the formation of this joint venture, we have the exclusive right in North America to distribute products published by this joint venture. In fiscal 2000, Square EA published Final Fantasy VIII for the PlayStation, which was a top five selling title for Electronic Arts.

         We generated approximately 90% of our North American net revenues from direct sales to retailers through a field sales organization of professionals and a group of telephone sales representatives. The remaining 10% of our North American sales were made through a limited number of specialized and regional distributors and rack jobbers in markets where we believe direct sales would not be economical. For the fiscal years ended March 31, 2000 and March 31, 1999, we had sales to one customer, Wal-Mart Stores, Inc., which represented 12% of total net revenues. We had no sales to any one customer in excess of 10% of total net revenues for the fiscal year ended March 31, 1998.

         The video game and PC businesses have become increasingly "hits" driven, requiring significantly greater expenditures for marketing and advertising, particularly for television advertising. There can be no assurance that we will continue to produce "hit" titles, or that advertising for any product will increase sales sufficiently to recoup those advertising expenses.

         We have stock-balancing programs for our personal computer products that, under certain circumstances and up to a specified amount, allow for the exchange of personal computer products by resellers. We also typically provide for price protection for our personal computer and video game system products that, under certain conditions, allows the reseller a price reduction from us for unsold products. We maintain a policy of exchanging products or giving credits, but do not give cash refunds. Moreover, the risk of product returns may increase as new hardware platforms become more popular or market factors force us to make changes in our distribution system. We monitor and manage the volume of our sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. We believe that we provide adequate reserves for returns and price protection which are based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of our products and other factors. We believe our current reserves will be sufficient to meet return and price protection requirements for current in-channel inventory. However, there can be no assurance that actual returns or price protection will not exceed our reserves.

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

Segment Reporting

As a result of the approval of the Tracking Stock proposal to authorize issuance of a new series of common stock designated as Class B common stock, intended to reflect the performance of EA.com, management considers EA.com a separate reportable segment. Accordingly, prior period information has been restated to disclose separate segments. The Company operates in two principal business segments globally:

     o EA Core business segment: creation, marketing and distribution of entertainment software.

     o EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online.

Please see the discussion regarding segment reporting in the MD&A and Note 18 of the Notes to Consolidated Financial Statements.

International Operations

         We have wholly owned subsidiaries throughout the world, including offices in the United Kingdom, France, Spain, Germany, Australia, Canada, South Africa, Singapore, Sweden, Japan, Malaysia, Brazil and Holland. The amounts of net revenues, operating profit and identifiable assets attributable to each of our geographic regions for each of the last three fiscal years are set forth in
Note 18 of the Notes to the Consolidated Financial Statements, included in item 8 hereof.

         International net revenues increased by 11% to $573,374,000, or 40% of consolidated fiscal 2000 net revenues, compared to $516,865,000, or 42% of consolidated fiscal 1999 net revenues due to the following:

     o Europe's net revenues increased by 11% primarily due to an increase in sales of PC titles including Command and Conquer: Tiberian Sun, Sim City 3000 and The Sims as well as an increase in PlayStation revenues due to the success of FIFA 2000,

         Tomorrow Never Dies and F1 2000. These increases were partially offset by an expected decline in sales of N64 products. Overall European revenues were adversely impacted by a devaluation of the Euro compared to the same period last year.

     o Asia Pacific's net revenues increased 20% due to PC sales of Command and Conquer: Tiberian Sun and Sim City 3000.

     o   Japan's net  revenues  were flat  compared  to the prior  year.  PC and
         Affiliated Label revenues increased, offset by a decrease in PlayStation product sales primarily due to strong sales of FIFA: Road to World Cup and World Cup 98 in the prior year.

         Though international revenues are expected to grow in fiscal 2001, international revenues may not grow at as high a rate as in prior years. See Risk Factors - "Our business, our products, and our distribution are subject to increasing regulation in key territories" and "Foreign Sales and Currency Fluctuations".

Manufacturing and Suppliers

         Materials

         In many instances, we are able to acquire materials on a volume-discount basis. We have multiple potential sources of supply for most materials, except with respect to our PlayStation and N64 products, as previously mentioned. We also have alternate sources for the manufacture and assembly of most of our products. To date, we have not experienced any material difficulties or delays in production of our software and related documentation and packaging. However, a shortage of components or other factors beyond our control could impair our ability to manufacture, or have manufactured, our products. See Risk Factors - "Our platform licensors are our chief competitors and frequently control the manufacturing of our video game products".

         Consultants

         As of March 31, 2000, approximately 25% of the staff creating, designing and developing the infrastructure of EA.com's website and network interface is being provided by outside consultants such as Andersen Consulting and Proxicom. See Risk Factors - "If we do not maintain our relationship with outside consultants such as Andersen Consulting and Proxicom, our ability to develop our online business will be impaired".

Backlog

         We normally ship products within a few days after receipt of an order. However, a backlog may occur for EA Studio and Affiliated Label products that have been announced for release but not yet shipped. We do not consider backlog to be an indicator of future performance.

Seasonality

         Our business is highly seasonal. We typically experience our highest revenues and profits in the calendar year-end holiday season and a seasonal low in revenues and profits in the quarter ending in June. In our 2001 fiscal year, and particularly in the June and September quarters, we expect these seasonal trends to be magnified by general industry factors, including the current platform transition and the concentration of our product releases in the second half of fiscal 2001. In addition, we are continuing to invest significantly in our online operation, EA.com. Accordingly, we expect significant operating losses in the first half of fiscal 2001. See Risk Factors - "Platform transitions such as the one now occurring typically depress the market for video game software until new platforms achieve a wide market acceptance" and "Our business is both seasonal and cyclical".

Employees

         As of March 31, 2000, we employed approximately 3,100 people, of whom over 1,300 were outside the United States. Of this amount, there were approximately 300 EA.com full-time employees. We believe that our ability to attract and retain qualified employees is an important factor in our growth and development and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. To date, we have been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct our business successfully. See Risk Factors - "We face intense competition for talent from highly valued Internet companies" and "Because of the intense competition for qualified technical, creative, marketing and other personnel, we may not be able to attract and retain the personnel necessary for our business".

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

         Our North American distribution is supported by a newly centralized and expanded warehouse facility in Louisville, Kentucky occupying 250,000 sq. ft. The Hayward distribution center was closed in fiscal 2001 in conjunction with the expansion of our Louisville, Kentucky facility. We also occupy sales offices in the metropolitan areas of Toronto, Chicago, Dallas and New York.

         In addition to our Redwood City development studio, we own a 206,000 sq. ft. development facility in Burnaby, British Columbia, Canada and rent a 33,000 sq. ft. facility in Seattle, Washington. The move to the new Canadian offices was completed in June 1999. We also own a 180,000 sq. ft. development facility in Austin, Texas, and lease development facilities in Walnut Creek and Carlsbad, California and Charlottesville, Virginia.

         We own a 101,000 sq.ft. administrative and sales facility in Chertsey, England, which our United Kingdom subsidiary moved into in March 2000. In
Europe, we also lease a distribution hub in Heerlen, Holland and an administrative and sales facilities in Germany, as well as sales and distribution facilities in: Madrid, Spain; Johannesburg, South Africa; and Sennwald Switzerland. Additionally, we have sales and administrative offices throughout Europe.

         In Asia and the South Pacific, we maintain a 5,500 sq. ft. sales and distribution facility in Brisbane, Australia. We also have sales and distribution facilities in Singapore, Malaysia and Taiwan, and representative offices in Beijing, Hong Kong and Shanghai, China. We also maintain a 27,000 sq. ft. sales and development office in Tokyo, Japan. See Notes 4 and 11 of the Notes to the Consolidated Financial Statements, included in Item 8 hereof.

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


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Special Meeting of Stockholders, held on March 22, 2000, the following matters were voted upon by the Stockholders:


Amendment and Restatement of the Certificate of Incorporation (Tracking Stock Proposal).

                                       Votes
      -----------------------------------------------------------------------
         For                           Against                       Abstain
      ----------                      ---------                     ---------
      44,913,392                      1,053,403                     6,989,594

To approve Electronic Arts Inc. 2000 Class B Equity Incentive Plan.


                                       Votes
      -----------------------------------------------------------------------
         For                           Against                       Abstain
      ----------                      ---------                     ---------
      30,491,221                      15,829,074                    6,636,094


To approve Electronic Arts Inc. 2000 Class A Equity Incentive Plan.

                                       Votes
      -----------------------------------------------------------------------
         For                           Against                       Abstain
      ----------                      ---------                     ---------
      36,883,249                      16,044,180                     28,960

ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding the executive officers of Electronic Arts, who are chosen by and serve at the discretion of the Board of Directors:

                  Name                 Age                Position
                  ----                 ---                --------

         Lawrence F. Probst III        50        Chairman and Chief Executive
                                                    Officer
         Don A. Mattrick               36        President, Worldwide Studios
         John S. Riccitiello           40        President and Chief Operating
                                                    Officer
         William B. Gordon             50        Executive Vice President and
                                                    Chief Creative Officer
         E. Stanton McKee, Jr.         55        Executive Vice President and
                                                    Chief Financial and
                                                    Administrative Officer
         Nancy L. Smith                47        Executive Vice President and
                                                    General Manager, North
                                                    American Publishing
         Ruth A. Kennedy               45        Senior Vice President, General
                                                    Counsel and Secretary
         J. Russell Rueff, Jr.         38        Senior Vice President, Human
                                                    Resources
         David L. Carbone              49        Vice President, Finance


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

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the National Market under the symbol "ERTS". The following table sets forth the quarterly high and low closing sales prices of our Common Stock from April 1, 1998 through March 31, 2000. Such prices represent prices between dealers and does not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                         Closing Sales Prices
                                                       -------------------------
                                                          High            Low
                                                       ----------      ---------
Fiscal Year Ended March 31, 1999:

First Quarter                                          $    54.81      $   41.63
Second Quarter                                              55.56          38.13
Third Quarter                                               56.00          33.88
Fourth Quarter                                              52.19          38.25

Fiscal Year Ended March 31, 2000:

First Quarter                                          $    54.81      $   45.63
Second Quarter                                              76.19          52.88
Third Quarter                                              120.94          66.44
Fourth Quarter                                             102.19          69.00


There were approximately 2000 holders of record of our Common Stock as of June 1, 2000. We believe that a significant number of beneficial owners of our Common Stock hold their shares in street names.

         Dividend Policy

         We have not paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

ELECTRONIC ARTS AND SUBSIDIARIES
SELECTED FIVE-YEAR FINANCIAL DATA
Years Ended March 31 (In thousands, except per share data)

INCOME STATEMENT DATA                                    2000              1999              1998             1997          1996
------------------------------------------------------------------------------------------------------------------------------------
Net revenues                                      $ 1,420,011       $ 1,221,863       $   908,852      $   673,028   $   587,299
Cost of goods sold                                    705,808           627,823           481,233          328,943       291,491
                                                  ------------------------------------------------------------------------------
Gross profit                                          714,203           594,040           427,619          344,085       295,808
Operating expenses:
   Marketing and sales                                188,628           163,407           128,308          102,072        85,771
   General and administrative                          92,502            76,219            57,838           48,489        37,711
   Research and development                           260,759           199,141           145,732          130,755       108,043
   Charge for acquired in-process technology            6,539            44,115             1,500             --           2,232
   Merger costs                                          --                --              10,792             --            --
   Amortization of intangibles                         11,989             5,880              --               --            --
                                                  ------------------------------------------------------------------------------
Total operating expenses                              560,417           488,762           344,170          281,316       233,757
                                                  ------------------------------------------------------------------------------
Operating income                                      153,786           105,278            83,449           62,769        62,051
Interest and other income, net                         16,028            13,180            24,811           13,279         7,514
                                                  ------------------------------------------------------------------------------
Income before provision for income taxes and
   minority interest                                  169,814           118,458           108,260           76,048        69,565
Provision for income taxes                             52,642            45,414            35,726           26,003        22,584
                                                  ------------------------------------------------------------------------------
Income before minority interest                       117,172            73,044            72,534           50,045        46,981
Minority interest in consolidated
  joint venture                                          (421)             (172)               28            1,282          (304)
                                                  ------------------------------------------------------------------------------
Net income                                        $   116,751(a)    $    72,872(b)    $    72,562(c)   $    51,327   $    46,677(d)
                                                  ------------------------------------------------------------------------------
Net income per share amounts:
     Basic                                        $      1.86(a)    $      1.20(b)    $      1.23(c)   $      0.89   $      0.84(d)
     Diluted                                      $      1.76(a)    $      1.15(b)    $      1.19(c)   $      0.86   $      0.80(d)
Number of shares used in computation:
     Basic                                             62,830            60,748            58,867           57,544        55,685
     Diluted                                           66,371            63,272            60,958           59,557        58,190


------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA AT FISCAL YEAR END
------------------------------------------------------------------------------------------------------------------------------------

Cash, cash equivalents and short-term
  investments                                     $   339,804       $   312,822       $   374,560      $   268,141   $   190,873
Marketable securities                                     236             4,884             3,721            5,548        37,869
Working capital                                       440,021           333,256           408,098          284,863       247,001
Long-term investments                                   8,400            18,400            24,200           34,478        30,319
Total assets                                        1,192,312           901,873           745,681          584,041       489,496
Total liabilities                                     265,302           236,209           181,713          136,237       108,668
Minority interest                                       3,617             2,733              --                 28         1,277
Total stockholders' equity                            923,393           662,931           563,968          447,776       379,551


Note: The selected five-year financial data has been restated to reflect the acquisition of Maxis, Inc. which was accounted for as a pooling of interest.

(a) Net income and net income per share include one-time acquisition related charges of $4.5 million, net of taxes, incurred in connection with the acquisition of Kesmai and other business combinations made during the year as well as goodwill amortization of $8.3 million, net of taxes.

(b) Net income and net income per share include one-time acquisition related charges of $37.5 million, net of taxes, incurred in connection with the acquisition of Westwood Studios and other business combinations made during the year as well as goodwill amortization of $4.0 million, net of taxes.

(c) Net income and net income per share include one-time acquisition related charges of $1.0 million, net of taxes, incurred in connection with the acquisition of the remaining minority ownership interest in Electronic Arts Victor, Inc. as well as merger costs of $7.2 million, net of taxes, associated with the merger with Maxis, offset by a one-time gain on sale of Creative Wonders, LLC in the amount of $8.5 million, net of taxes.

(d) Net income and net income per share include one-time acquisition related charges of $1.5 million, net of taxes, incurred in connection with the acquisition of Cinematronics LLC made by Maxis prior to the Maxis merger with Electronic Arts.

Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for discussions of EA Core and EA.com proforma financial statements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect out future results and performance include, but are not limited to those discussed under the heading "Risk Factors" at pages 36 to 41 of this Annual Report on Form 10-K.


RESULTS OF OPERATIONS

Comparison of Fiscal 2000 to 1999:

Revenues

We derive revenues primarily from shipments of entertainment software, which includes EA Studio products for dedicated entertainment systems (that we call video game systems or consoles such as PlayStation and Nintendo 64), EA Studio personal computer products (or PC), and Affiliated Label (or AL) products that are published by third parties and distributed or co-published by us. We also derive revenues from licensing of EA Studio products and Affiliated Label products through hardware companies (or OEMs) and online subscription revenues.

Information  about our net  revenues  for North  America and  foreign  areas for fiscal 2000 and 1999 is summarized below (in thousands):
                                      2000                  1999              Increase          % change
                                ---------------------------------------------------------------------------
North America                   $  846,637            $  704,998            $  141,639              20.1%
                                ---------------------------------------------------------------------------

Europe                             492,430               443,937                48,493              10.9%
Asia Pacific                        47,573                39,560                 8,013              20.3%
Japan                               33,371                33,368                     3               0.0%
                                ---------------------------------------------------------------------------
International                      573,374               516,865                56,509              10.9%
                                ---------------------------------------------------------------------------
Consolidated Net Revenues       $1,420,011            $1,221,863            $  198,148              16.2%
                                ===========================================================================

North America Net Revenues

The increase in North America net revenues for fiscal 2000 compared to fiscal 1999 was primarily attributable to:

 o       A 52%  increase  in PC  revenues  due to strong  sales of  Command  and
         Conquer: Tiberian Sun, Sim City 3000 as well as the fourth quarter shipment of The Sims in fiscal 2000.

 o A 20% increase in PlayStation revenues due to more titles released during fiscal 2000 including Madden NFL 2000, NBA 2000 and Tomorrow Never Dies as compared to fiscal 1999.

 o A 17% increase in AL revenues primarily due to the shipment of titles published by Square EA offset by the loss of an affiliate, Accolade, due to its acquisition by a third party in the first quarter of the current fiscal year.

 o These increases were partially offset by an expected decline in sales of Nintendo 64 ("N64") products.

International Net Revenues

The increase in international net revenues for fiscal 2000 compared to fiscal 1999 was attributable to the following:

 o Europe's net revenues increased by 11% primarily due to an increase in sales of PC titles including Command and Conquer: Tiberian Sun, Sim City 3000 and The Sims as well as an increase in PlayStation revenues due to the success of FIFA 2000, Tomorrow Never Dies and F1 2000. These increases were partially offset by an expected decline in sales of N64 products. Overall European revenues were adversely impacted by a devaluation of the Euro compared to the same period last year.

 o Asia Pacific's net revenues increased 20% due to PC sales of Command and Conquer: Tiberian Sun and Sim City 3000.

 o       Japan's net  revenues  were flat  compared  to the prior  year.  PC and
         Affiliated Label revenues increased, offset by a decrease in PlayStation product sales primarily due to strong sales of FIFA: Road to World Cup and World Cup 98 in the prior year.

Information  about our net  revenues by product line for fiscal 2000 and 1999 is presented below (in thousands):
                                                                             Increase/
                                        2000                 1999           (Decrease)            % change
                                  --------------------------------------------------------------------------
EA Studio:
PlayStation                       $  586,821           $  519,830           $   66,991               12.9%
PC                                   397,777              270,793              126,984               46.9%
N64                                  120,415              152,349              (31,934)             (21.0)%
Online Subscriptions                  16,771               12,570                4,201               33.4%
License, OEM and Other                22,894               18,216                4,678               25.7%
                                  --------------------------------------------------------------------------
                                   1,144,678              973,758              170,920               17.6%
Affiliated Label:                    275,333              248,105               27,228               11.0%
                                  --------------------------------------------------------------------------
Consolidated Net Revenues         $1,420,011           $1,221,863           $  198,148               16.2%
                                  ==========================================================================

Personal Computer Product Net Revenues

We released 31 PC titles in fiscal 2000 compared to 29 PC titles in fiscal 1999. The worldwide increase in sales of PC revenues was primarily attributable to an increase in sales in North America and Europe due to the success of Command and
Conquer: Tiberian Sun released in the second quarter of fiscal 2000 and continued strong catalog sales of Sim City 3000 released in the fourth quarter of fiscal 1999. Other key titles in the current year include The Sims and FIFA 2000.

We expect revenues from PC products to grow in fiscal 2001, but as revenues for these products increase, they may not grow at the current rate.

PlayStation Product Net Revenues

We released 30 new PlayStation titles in fiscal 2000 compared to 21 in fiscal 1999. The increase in PlayStation product sales was attributable to more titles released in the current fiscal year compared to the same period last year. Key releases for the year include FIFA 2000, Tomorrow Never Dies, Madden NFL 2000, NBA 2000 and Knockout Kings(TM) 2000.

Sony has announced the release of the PlayStation 2 console in the United States and Europe in the fall of 2000. Although our PlayStation products will be playable on the PlayStation 2 console, we expect sales of current PlayStation products to decline in fiscal 2001.

Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America in July 1994 (the "Sony Agreement"), as amended, we are authorized to develop and distribute software products compatible with the PlayStation. Pursuant to the Sony Agreement, we engage Sony to manufacture PlayStation Compact Disks for distribution by us. Accordingly, we have limited ability to control our supply of PlayStation products or the timing of their delivery.

Affiliated Label Product Net Revenues

AL product sales increased due to higher sales in North America. The increase in Affiliated Label revenues compared to the same period last year was due to the distribution of titles by Square EA, including Final Fantasy(R) VIII, partially offset by the termination of our distribution agreement with Accolade, which was acquired by a third party.

N64(R) Product Net Revenues

The expected decrease in N64 revenues for fiscal 2000 compared to the same period last year was due to the weak market for N64 products as well as strong comparisons of World Cup 98 in the prior year. We released eight titles in fiscal 2000, including WCW(TM) Mayhem, compared to nine titles in fiscal 1999. We expect revenues from N64 products to decline significantly in fiscal 2001.

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

Online Subscription Revenues

Online subscription revenues are revenues collected for Internet game play on our websites. The increase in online revenues for fiscal 2000 as compared to fiscal 1999 was attributable to the following:

 o The average number of paying customers for Ultima Online increased to over 140,000 for fiscal 2000 as compared to over 105,000 in fiscal 1999.

 o The increase in paying customers was due to continued strong sales of Ultima Online, the addition of new events within the Ultima worlds and the release of Ultima Online: The Second Age(TM) in October 1998. Ultima Online: The Second Age added features including new worlds, monsters and an in-game chat feature.

 o We established servers for Ultima Online in Europe in June 1999 and in Japan in October 1998. This local dial-in capability resulted in new customers in those territories for the fiscal 2000, as compared to fiscal 1999.

License, OEM and Other Revenues

The increase in license, OEM and other revenues was primarily due to the following:

 o License/OEM revenues increased due to the sales of Gameboy(R) Color titles in the current fiscal year.

 o Other revenues decreased primarily due to decreases in 32-bit products, other than PlayStation, as we are no longer publishing games for those platforms.

Operations by Segment

As a result of the approval of the Tracking Stock proposal (see Note 2) to authorize issuance of a new series of common stock designated as Class B common stock, intended to reflect the performance of EA.com, management considers EA.com a separate reportable segment. Accordingly, prior period information has been restated to disclose this separate segment. We operate in two principal business segments globally:

 o Electronic Arts core ("EA Core") business segment: creation, marketing and distribution of entertainment software.

 o EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online.

EA.com, a division of Electronic Arts Inc., represents Electronic Arts' online and e-Commerce businesses. EA.com's business includes subscription revenues collected for Internet game play on our websites, sales of packaged goods for Internet-only based games and sales of Electronic Arts games sold through EA.com websites. The statement of income includes all revenues and costs directly attributable to EA.com, including charges for shared facilities, functions and services used by EA.com and provided by Electronic Arts. Certain costs and expenses have been allocated based on management's estimates of the cost of services provided to EA.com by Electronic Arts.

Information about our operations by segment for fiscal 2000 and 1999 is presented below (in thousands):

                                                                         Year Ended March 31, 2000
                                                      --------------------------------------------------------------------
                                                          EA Core                     Adjustments and          Electronic
                                                    (excl. EA.com)        EA.com         Eliminations                Arts
--------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers              $ 1,399,093       $    20,918       $      --            $ 1,420,011
Group sales                                                 2,014              --              (2,014)(a)             --
                                                      --------------------------------------------------------------------
       Total net revenues                               1,401,107            20,918            (2,014)           1,420,011
                                                      --------------------------------------------------------------------
Cost of goods sold from unaffiliated customers            700,024             5,784              --                705,808
Group cost of goods sold                                     --               2,014            (2,014)                --
                                                      --------------------------------------------------------------------
       Total cost of goods sold                           700,024             7,798            (2,014)             705,808
                                                      --------------------------------------------------------------------
Gross profit                                              701,083            13,120              --                714,203
Operating expenses:
    Marketing and sales                                   185,714             2,914              --                188,628
    General and administrative                             87,513             4,989              --                 92,502
    Research and development                              205,933            34,775            20,051(b)           260,759
     Network development and support                         --              20,051           (20,051)                --
    Charge for acquired in-process technology               2,670             3,869              --                  6,539
    Amortization of intangibles                            10,866             1,123              --                 11,989
                                                      --------------------------------------------------------------------
Total operating expenses                                  492,696            67,721              --                560,417
                                                      --------------------------------------------------------------------
Operating income (loss)                                   208,387           (54,601)             --                153,786
Interest and other income, net                             16,017                11              --                 16,028
                                                      --------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                         224,404           (54,590)             --                169,814
Provision for income taxes                                 52,642              --                --                 52,642
                                                      --------------------------------------------------------------------
Income (loss) before minority interest                    171,762           (54,590)             --                117,172
Minority interest in consolidated joint venture              (421)             --                --                   (421)
                                                      --------------------------------------------------------------------
Net income (loss)                                     $   171,341       $   (54,590)      $      --            $   116,751
                                                      --------------------------------------------------------------------




                                                                          Year Ended March 31, 1999
                                                               --------------------------------------------------------------------
                                                                  EA Core                      Adjustments and           Electronic
                                                            (excl. EA.com)            EA.com      Eliminations                 Arts
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                       $ 1,204,689       $    17,174       $      --            $ 1,221,863
Group sales                                                            985              --                (985)(a)             --
                                                               --------------------------------------------------------------------
       Total net revenues                                        1,205,674            17,174              (985)           1,221,863
                                                               --------------------------------------------------------------------
Cost of goods sold from unaffiliated customers                     624,252             3,571              --                627,823
Group cost of goods sold                                              --                 985              (985)                --
                                                               --------------------------------------------------------------------
       Total cost of goods sold                                    624,252             4,556              (985)             627,823
                                                               --------------------------------------------------------------------
Gross profit                                                       581,422            12,618              --                594,040
Operating expenses:
    Marketing and sales                                            161,029             2,378              --                163,407
    General and administrative                                      74,995             1,224              --                 76,219
    Research and development                                       181,245             8,050             9,846(b)           199,141
    Network development and support                                   --               9,846            (9,846)                --
    Charge for acquired in-process technology                       44,115              --                --                 44,115
    Amortization of intangibles                                      5,880              --                --                  5,880
                                                               --------------------------------------------------------------------
Total operating expenses                                           467,264            21,498              --                488,762
                                                               --------------------------------------------------------------------
Operating income (loss)                                            114,158            (8,880)             --                105,278
Interest and other income, net                                      13,180              --                --                 13,180
                                                               --------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                                  127,338            (8,880)             --                118,458
Provision for income taxes                                          45,414              --                --                 45,414
                                                               --------------------------------------------------------------------
Income (loss) before minority interest                              81,924            (8,880)             --                 73,044
Minority interest in consolidated joint venture                       (172)             --                --                   (172)
                                                               --------------------------------------------------------------------
Net income (loss)                                              $    81,752       $    (8,880)      $      --            $    72,872
                                                               --------------------------------------------------------------------

(a) Represents elimination of intercompany sales of Electronic Arts packaged goods products to EA.com; and represents elimination of royalties paid to Electronic Arts by EA.com for intellectual property rights.

(b) Represents reclassification of Network Development and Support to Research and Development.

The increase in net revenues for EA.com for fiscal 2000 as compared to fiscal 1999 was attributable to the following:

 o       Higher online revenues from increased subscriptions to Ultima Online.

 o       Higher internet-based e-Commerce revenues.

 o Partially offset by lower Ultima Online packaged product revenues due to the decrease in the average selling price.

The following table presents pro-forma results of operations allocating taxes between EA Core and EA.com. Consolidated taxes have been allocated to EA Core and EA.com on a pro rata basis based on the consolidated effective tax rates, thereby giving EA.com the tax benefit of its losses which is utilized by the consolidated group. Such tax benefit could not be recognized by EA.com on a stand-alone basis. The sum of tax expense and tax benefit for EA Core and EA.com is the same as consolidated tax expense. This presentation represents how management analyzes each segment of the business (in thousands):

                                                                           Year Ended March 31, 2000
                                                              ---------------------------------------------------------
                                                               EA Core                   Adjustments and     Electronic
                                                          excl. EA.com)            EA.com   Eliminations           Arts
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                             $ 224,404         $ (54,590)        $--         $ 169,814
Provision (benefit) for income taxes                             69,565           (16,923)         --            52,642
                                                              ---------------------------------------------------------
Income (loss) before minority interest                          154,839           (37,667)         --           117,172
Minority interest in consolidated joint venture                    (421)             --            --              (421)
                                                              ---------------------------------------------------------
Net income (loss)                                             $ 154,418         $ (37,667)        $--         $ 116,751
                                                              ---------------------------------------------------------


                                                                           Year Ended March 31, 1999
                                                            ------------------------------------------------------------
                                                               EA Core                   Adjustments and     Electronic
                                                          excl. EA.com)         EA.com      Eliminations           Arts
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                           $ 127,338          $  (8,880)         $--         $ 118,458
Provision (benefit) for income taxes                           48,256             (2,842)          --            45,414
                                                            ------------------------------------------------------------
Income (loss) before minority interest                         79,082             (6,038)          --            73,044
Minority interest in consolidated joint venture                  (172)              --             --              (172)
                                                            ------------------------------------------------------------
Net income (loss)                                           $  78,910          $  (6,038)         $--         $  72,872
                                                            ------------------------------------------------------------


Costs and Expenses, Interest and Other Income, Net, Income Taxes and Net Income

Information about our costs and expenses, interest and other income, net, income taxes and net income for fiscal 2000 and 1999 is presented below:

                                                               Percent of Net
                                                                  Revenues
                                                              ----------------
                                                              2000        1999
                                                              ----        ----
Cost of goods sold                                            49.7%       51.4%
Marketing and sales                                           13.3        13.4
General and administrative                                     6.5         6.2
Research and development (includes network
development and support)                                      18.4        16.3
Charge for acquired in-
   process technology                                          0.5         3.6
Amortization of intangibles                                    0.8         0.5
Interest and other income, net                                 1.1         1.1
Income taxes - effective tax rate                             31.0        38.3
Net income                                                     8.2%        6.0%

Cost of Goods Sold. Cost of goods sold as a percentage of revenues decreased in fiscal 2000 due to:

 o An increase in sales of higher margin PC titles as a percentage of revenues.

 o An increase in sales of higher margin AL co-published titles which make up a greater amount of total AL revenues as compared to the prior year.

 o       A decrease in sales of lower margin N64 titles.

 o Higher average margin for PC sales due to higher percentage of revenues from internally developed and Intellectual Property owned titles, such as Command and Conquer: Tiberian Sun, Sim City 3000 and The Sims.

 o Partially offset by a decrease, as a percentage of revenues, of PlayStation products.

Marketing and Sales. Marketing and sales expenses increased in absolute dollars by 15% primarily attributed to:

 o Increased print, Internet and television advertising to support new releases.

 o Increased cooperative advertising associated with higher revenues in North America and Europe as compared to the prior year.

 o       Additional   headcount  related  to  the  continued  expansion  of  our worldwide distribution business.

General and Administrative. General and administrative expenses increased in absolute dollars by 21% primarily due to:

 o An increase in payroll and occupancy costs to support the increase in growth in North America and Europe.

 o Increased general and administrative spending for EA.com. EA.com expanded its staff and incurred additional administrative related costs required to support growth of the business. We anticipate a continued increase in the absolute dollars spent on general and administrative related expenses for EA.com.

Research and Development. The increase in absolute dollars by 31% for research and development expenses (including Network Development and Support) was due to:

 o Increased research and development spending due to the ongoing investment in our online business. EA.com increased the number of online projects in development and increased development staff. We believe that continued spending for EA.com game development is critical to the growth of the business and to meet certain targeted launch commitments. EA.com intends to increase the number of online games in development and significantly increase development and production staff. As a result, research and development expenses are expected to increase in absolute dollars.

 o Additional headcount-related expenses attributable to the increased in-house development capacity and a higher number of SKUs released in fiscal 2000.

 o An increase in development spending for next generation console products including development for the PlayStation 2 console.

We released a total of 69 new products in fiscal 2000 compared to 59 in fiscal 1999.

Network Development and Support. The increase in network development and support expenses was due to:

 o       The ongoing investment in our online business.

 o EA.com's network and development support expenses increased due to increased spending for network infrastructure in preparation for new online products and the EA.com game site. In addition, we incurred higher infrastructure costs related to increased server capacity for Ultima Online, allowing EA.com to serve a higher number of active subscribers.

We expect network development and support expenses to increase in absolute dollars in the future.

Charge for Acquired In-Process Technology.

Fiscal 2000:

 o In connection with the acquisition of Kesmai by EA.com in the fourth fiscal quarter of fiscal 2000, we allocated and expensed $3,869,000 of the purchase price to acquired in-process technology. Kesmai had various projects in progress at the time of the acquisition. As of the acquisition date, costs to complete Kesmai projects acquired were expected to be approximately $10,550,000 in future periods. We believe there have been no significant changes to these estimates as of March 31, 2000. We currently expect to complete the development of these projects at various dates through fiscal 2002 and to publish the projects upon completion. In conjunction with the merger of Kesmai, we accrued approximately $200,000 related to direct transaction and other related costs. At March 31, 2000 there were $133,000 in accruals remaining related to these items.

 o In connection with the acquisitions of two development companies by EA Core, made in the 2nd and 4th quarters of fiscal 2000, we allocated and expensed $2,670,000 of the purchase price to acquired in-process technology.

Fiscal 1999:

 o In connection with the acquisition of Westwood by EA Core in September 1998, we allocated and expensed $41,836,000 of the purchase price to acquired in-process technology.

 o Additionally, in connection with the acquisition of two software development companies by EA Core, in the first quarter of fiscal 1999, we incurred a total charge of $2,279,000 for acquired in-process technology.

These charges were made after we concluded that the in-process technology had not reached technological feasibility and had no alternative future use after taking into consideration the potential for usage of the software in different products and resale of the software.

Amortization of Intangibles. The amortization of intangibles results primarily from the acquisitions of Westwood, Kesmai, ABC Software and other acquisitions made in fiscal 2000. Amortization of intangibles was $10,866,000 for EA Core and $1,123,000 for EA.com.

Interest and Other Income, Net. Interest and other income, net, increased in absolute dollars primarily due to realized gains on sales of marketable securities and the sale of our interest in an affiliate. Those gains were partially offset by a write-off of a note receivable from an affiliate in the current year as well as a gain on sale of land recognized in the prior year.

Income Taxes. Our effective tax rate was 31.0% for fiscal 2000 and 38.3% for fiscal 1999. The effective tax rate was lower than the comparable prior year period (excluding the effect of the one-time charges in the prior year) primarily as a result of a higher portion of international income for fiscal 2000 subject to a lower foreign tax rate as compared to the prior year. Our effective tax rate for fiscal 1999 was negatively affected as there was no tax benefit recorded for a portion of the charges related to the acquired in-process technology. Excluding the effect of these charges, the effective tax rate for fiscal 1999 would have been 32.0%.

Net Income. In absolute dollars, reported net income increased by 60% primarily related to higher revenues and gross profits as compared to the same period last year. The increase was also due to significant one-time charges for acquired in-process technology in the prior year. This was partially offset by higher costs incurred by EA.com for the development of online projects, the network infrastructure development and higher infrastructure costs for Ultima Online and Ultima Online: The Second Age. Excluding the one-time charges relating to acquired in-process technology of $4,512,000, net of taxes, in the current year, net income would have been $121,263,000. Excluding the one-time charges relating to acquired in-process technology of $37,506,000, net of taxes in the prior year, net income would have been $110,378,000.

Excluding one-time charges related to acquired in-process technology and goodwill amortization, net income would have been $129,535,000 for fiscal 2000. Excluding one-time charges relating to acquired in-process technology and goodwill amortization, net income would have been $114,376,000 for fiscal 1999.

Comparison of Fiscal 1999 to 1998:

Revenues

Information about our net revenues for North America and foreign areas for fiscal 1999 and 1998 is summarized below (in thousands):

                                                           Increase/
                                      1999         1998   (Decrease)    % change
                                ------------------------------------------------
North America                   $  704,998   $  519,423   $  185,575      35.7%
                                ------------------------------------------------

Europe                             443,937      325,938      117,999      36.2%
Asia Pacific                        39,560       41,494       (1,934)     (4.7)%
Japan                               33,368       21,997       11,371      51.7%
                                ------------------------------------------------
International                      516,865      389,429      127,436      32.7%
                                ------------------------------------------------
Consolidated Net Revenues       $1,221,863   $  908,852   $  313,011      34.4%
                                ================================================


North America Net Revenues

The increase in North America net revenues was mainly attributable to:

 o Strong growth in N64 and PlayStation systems. Net revenues from PlayStation and N64 increased 51% due to a larger market and greater installed base for these platforms as well as more title releases for N64 in comparison to the prior year.

 o AL sales increased 53% compared to the prior year primarily due to the distribution of products published by Square EA.

 o       PC revenues increased 11% due to key title releases during the year.

International Net Revenues

The increase in international net revenues for fiscal 1999 compared to fiscal 1998 was attributable to the following:

 o Europe's net revenues increased primarily due to an increase in sales of PlayStation and Affiliated Label products.

 o Japan's net revenues increased primarily due to the sales of FIFA: Road to World Cup 98.

 o Offset by a decrease in Asia Pacific net revenues due to the weakness in Asian currencies. In local currency, in spite of weak economies, net revenues for Asia Pacific increased compared to the prior year.

Information about our net revenues by product line for fiscal 1999 and 1998 is presented below (in thousands):

                                                                                  Increase/
                                                1999                 1998        (Decrease)       % change
                                   ------------------ -------------------- ----------------- --------------
EA Studio:
PlayStation                                $ 519,830             $380,299          $139,531          36.7%
PC                                           270,793              231,034            39,759          17.2%
N64                                          152,349               56,677            95,672         168.8%
Online subscriptions                          12,570                4,451             8,119         182.4%
License, OEM and Other                        18,216               50,526           (32,310)        (63.9)%
                                   ------------------ -------------------- ----------------- --------------
                                             973,758              722,987           250,771          34.7%
Affiliated Label:                            248,105              185,865            62,240          33.5%
                                   ------------------ -------------------- ----------------- --------------
Consolidated Net Revenues                 $1,221,863             $908,852          $313,011          34.4%
                                   ================== ==================== ================= ==============


PlayStation Product Net Revenues

We released 21 new PlayStation titles in fiscal 1999 compared to 25 in fiscal 1998. The increase in PlayStation product sales was attributable to the greater installed base of PlayStation game consoles and the releases of key titles for this platform including FIFA 99, World Cup 98 and Madden NFL 99.

Personal Computer Product Net Revenues

We released 29 PC titles in fiscal 1999 compared to 30 PC titles in fiscal 1998. The worldwide increase in sales of PC products was primarily attributable to an increase in sales in Europe and North America due to the related releases of key titles for this platform including SimCity 3000.

N64 Product Net Revenues

The increase in N64 revenues was primarily due to more title releases for this platform compared to the prior year and a larger N64 market. We released nine titles in fiscal 1999, including NASCAR(R) 99, compared to two titles in fiscal 1998.

Affiliated Label Product Net Revenues

AL product sales increased due to higher sales in North America and Europe. This increase was primarily attributable to the distribution of products published by Square EA in North America and the acquisition of ABC Software in Switzerland.

Online Subscription Revenues

The increase in online revenues for fiscal 1999 as compared to fiscal 1998 was attributable to the following:

 o The average paying customers for Ultima Online increased to over 105,000 for fiscal 1999 as compared to over 74,000 for fiscal 1998, due to continued strong sales of Ultima Online and the release of Ultima
         Online:  The Second Age in the third  quarter  of fiscal  1999.  Ultima
         Online: The Second Age added features such as new worlds, monsters and in-game chat features.

 o EA.com established servers providing local dial-in capability for Ultima Online in Japan in the third quarter of fiscal 1999. We only had servers in North America in fiscal 1998.

License, OEM and Other Revenues

The decrease in license, OEM, online and other revenues was primarily due to the following:

 o Net revenues derived from 32-bit products other than PlayStation decreased primarily due to lower sales of Sega Saturn(R) products. We released no new Sega Saturn titles in fiscal 1999 compared to eight in fiscal 1998.

 o Net revenues generated by 16-bit video game cartridge-based products decreased in fiscal 1999 as compared to fiscal 1998. As the 16-bit video game market has been replaced by 32-bit and 64-bit systems, we did not release any new titles in fiscal 1999.

 o Licensing of EA Studio products increased primarily as a result of an increase in the revenues generated by licensing of our products in Europe.

Operations by Segment

Information about our operations by segment for fiscal 1999 and 1998 is presented below (in thousands):

                                                                                  Year Ended March 31, 1999
                                                               --------------------------------------------------------------------
                                                                    EA Core                    Adjustments and           Electronic
                                                             (excl. EA.com)           EA.com      Eliminations                 Arts
                                                               --------------------------------------------------------------------
Net revenues from unaffiliated customers                       $ 1,204,689       $    17,174       $      --            $ 1,221,863
Group sales                                                            985              --                (985)(a)             --
                                                               --------------------------------------------------------------------
       Total net revenues                                        1,205,674            17,174              (985)           1,221,863
                                                               --------------------------------------------------------------------
Cost of goods sold from unaffiliated customers                     624,252             3,571              --                627,823
Group cost of goods sold                                              --                 985              (985)                --
                                                               --------------------------------------------------------------------
       Total cost of goods sold                                    624,252             4,556              (985)             627,823
                                                               --------------------------------------------------------------------
Gross profit                                                       581,422            12,618              --                594,040
Operating expenses:
    Marketing and sales                                            161,029             2,378              --                163,407
    General and administrative                                      74,995             1,224              --                 76,219
    Research and development                                       181,245             8,050             9,846(b)           199,141
    Network development and support                                   --               9,846            (9,846)                --
    Charge for acquired in-process technology                       44,115              --                --                 44,115
    Amortization of intangibles                                      5,880              --                --                  5,880
                                                               --------------------------------------------------------------------
Total operating expenses                                           467,264            21,498              --                488,762
                                                               --------------------------------------------------------------------
Operating income (loss)                                            114,158            (8,880)             --                105,278
Interest and other income, net                                      13,180              --                --                 13,180
                                                               --------------------------------------------------------------------
Income (loss) before provision for income
       taxes and minority interest                                 127,338            (8,880)             --                118,458
Provision for income taxes                                          45,414              --                --                 45,414
                                                               --------------------------------------------------------------------
Income (loss) before minority interest                              81,924            (8,880)             --                 73,044
Minority interest in consolidated joint venture                       (172)             --                --                   (172)
                                                               --------------------------------------------------------------------
Net income (loss)                                              $    81,752       $    (8,880)      $      --            $    72,872
                                                               --------------------------------------------------------------------

                                                                                      Year Ended March 31, 1998
                                                                       -------------------------------------------------------------
                                                                        EA Core                  Adjustments and          Electronic
                                                                 (excl. EA.com)          EA.com     Eliminations                Arts
------------------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                               $897,877        $ 10,975         $   --              $908,852
Group sales                                                                 538            --               (538)(a)            --
                                                                       -------------------------------------------------------------
       Total net revenues                                               898,415          10,975             (538)            908,852
                                                                       -------------------------------------------------------------
Cost of goods sold from unaffiliated customers                          478,967           2,266             --               481,233
Group cost of goods sold                                                   --               538             (538)               --
                                                                       -------------------------------------------------------------
       Total cost of goods sold                                         478,967           2,804             (538)            481,233
                                                                       -------------------------------------------------------------
Gross profit                                                            419,448           8,171             --               427,619
Operating expenses:
    Marketing and sales                                                 125,711           2,597             --               128,308
    General and administrative                                           57,650             188             --                57,838
    Research and development                                            137,360           5,352            3,020(b)          145,732
     Network development and support                                       --             3,020           (3,020)               --
    Charge for acquired in-process technology                             1,500            --               --                 1,500
    Merger costs                                                         10,792            --               --                10,792
                                                                       -------------------------------------------------------------
Total operating expenses                                                333,013          11,157             --               344,170
                                                                       -------------------------------------------------------------
Operating income (loss)                                                  86,435          (2,986)            --                83,449
Interest and other income, net                                           24,811            --               --                24,811
                                                                       -------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                                       111,246          (2,986)            --               108,260
Provision for income taxes                                               35,726            --               --                35,726
                                                                       -------------------------------------------------------------
Income (loss) before minority interest                                   75,520          (2,986)            --                72,534
Minority interest in consolidated joint venture                              28            --               --                    28
                                                                       -------------------------------------------------------------
Net income (loss)                                                      $ 75,548        $ (2,986)        $   --              $ 72,562
                                                                       -------------------------------------------------------------

(a) Represents elimination of intercompany sales of Electronic Arts packaged goods products to EA.com; and represents elimination of royalties paid to Electronic Arts by EA.com for intellectual property rights.

(b) Represents reclassification of Network Development and Support to Research and Development.

The increase in net revenues for EA.com for fiscal 1999 as compared to fiscal 1998 was mainly attributable to the following:

 o Higher online revenues from subscriptions for Ultima Online: The Second Age, the upgrade to Ultima Online.

 o Mitigated by lower product revenues from Ultima Online for fiscal 1999 as compared to fiscal 1998.

The following table presents pro-forma results of operations allocating taxes between EA Core and EA.com. Consolidated taxes have been allocated to EA Core and EA.com on a pro rata basis based on the consolidated effective tax rates, thereby giving EA.com the tax benefit of its losses which is utilized by the consolidated group. Such tax benefits could not be recognized by EA.com on a stand-alone basis. The sum of tax expense and tax benefit for EA Core and EA.com is the same as consolidated tax expense. This presentation represents how management analyzes each segment of the business (in thousands):

                                                                                       Year Ended March 31, 1999
                                                                        -----------------------------------------------------------
                                                                          EA Core                   Adjustments and      Electronic
                                                                   (excl. EA.com)             EA.com   Eliminations            Arts
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                                       $ 127,338          $  (8,880)         $--         $ 118,458
Provision (benefit) for income taxes                                       48,256             (2,842)          --            45,414
                                                                        -----------------------------------------------------------
Income (loss) before minority interest                                     79,082             (6,038)          --            73,044
Minority interest in consolidated joint venture                              (172)              --             --              (172)
                                                                        -----------------------------------------------------------
Net income (loss)                                                       $  78,910          $  (6,038)         $--         $  72,872
                                                                        -----------------------------------------------------------



                                                                                       Year Ended March 31, 1998
                                                                        -----------------------------------------------------------
                                                                          EA Core                   Adjustments and      Electronic
                                                                   (excl. EA.com)             EA.com   Eliminations            Arts
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                                       $ 111,246          $  (2,986)         $--         $ 108,260
Provision (benefit) for income taxes                                       36,711               (985)          --            35,726
                                                                        -----------------------------------------------------------
Income (loss) before minority interest                                     74,535             (2,001)          --            72,534
Minority interest in consolidated joint venture                                28               --             --                28
                                                                        -----------------------------------------------------------
Net income (loss)                                                       $  74,563          $  (2,001)         $--         $  72,562
                                                                        -----------------------------------------------------------


Costs and Expenses, Interest and Other Income, Net, Income Taxes and Net Income

Information about our costs and expenses, interest and other income, net, income taxes and net income for fiscal 1999 and 1998 is presented below:

                                                              Percent of Net
                                                                 Revenues
                                                             ----------------
                                                             1999        1998
                                                             ----        ----
Cost of goods sold                                           51.4%       52.9%
Marketing and sales                                          13.4        14.1
General and administrative                                    6.2         6.4
Research and development (includes network
  development and support)                                   16.3        16.0
Charge for acquired in-
   process technology                                         3.6         0.2
Amortization of intangibles                                   0.5         --
Merger costs                                                  --          1.2
Interest and other income, net                                1.1         2.7
Income taxes - effective tax rate                            38.3        33.0
Net income                                                    6.0%        8.0%

Cost of Goods Sold. Cost of goods sold as a percentage of revenues decreased in fiscal 1999 primarily due to lower artist royalties, including savings related to an acquisition of a software development company during fiscal 1999, partially offset by higher sales of lower margin N64 products.

Marketing and Sales. Marketing and sales expenses increased 27% primarily attributed to:

 o Increased print, Internet and television advertising to support new releases.

 o Increased cooperative advertising associated with higher revenues in North America and Europe as compared to the prior year.

 o       Additional   headcount  related  to  the  continued  expansion  of  our worldwide distribution business.

 o       The acquisitions of ABC Software and Westwood Studios.

General and Administrative. General and administrative expenses increased 32% primarily due to an increase in headcount and occupancy costs to support the increase in growth in North America and Europe operations, including the opening of additional international offices in Europe and the acquisition of ABC Software.

Research and Development. The increase in absolute dollars for research and development expenses (including Network Development and Support) was due to:

 o Additional headcount-related expenses attributable to the acquisition of Westwood Studios, Inc. and certain assets of the Irvine, California-based Virgin Studio (collectively "Westwood") in September 1998 and Tiburon Entertainment, Inc. in April 1998.

 o Higher development costs per title, as products are including more content and are more complex and time consuming to develop.

 o       An increase in development costs for Ultima Online.

 o A higher number of projects in development in fiscal 1999 as compared to fiscal 1998 for EA.com

We released a total of 59 new products in fiscal 1999 compared to 71 in fiscal 1998.

Network Development and Support. The increase in network development and support expenses for EA.com was due to higher design, engineering and software maintenance costs associated with the Ultima Online worlds.

Charge for Acquired In-Process Technology. In connection with the purchase of Westwood in September 1998, we allocated and expensed $41,836,000 of the $122,688,000 purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, this amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. Westwood had three major PC projects in progress at the time of the acquisition including two in the best-selling franchise Command and Conquer and one in the critically acclaimed Lands of Lore(TM) series. As of the acquisition date, costs to complete the Westwood projects acquired were expected to be approximately $9.1 million in fiscal 1999, $10.6 million in fiscal 2000 and $1.0 million in fiscal 2001. We believe there have been no significant changes to these estimates. We currently expect to complete the development of these projects at various dates through fiscal 2001 and to publish the products upon completion.

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

In conjunction with the merger of Westwood, we accrued approximately $1,500,000 related to direct transaction costs and other related accruals. At March 31, 2000, there were $500,000 in accruals remaining related to these items.

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

Amortization of Intangibles. Amortization of intangibles results from the acquisitions of Westwood and ABC Software in the second quarter of fiscal 1999.

Merger  Costs.  On July 25,  1997,  we  completed  a  merger  with  Maxis,  Inc.
("Maxis"). In conjunction with the merger, we recorded costs of $10,792,000 which included direct transaction fees and costs associated with integrating the operations of the two companies. At March 31, 1999, there were no accruals remaining related to these merger costs.

Operating Income. Operating income increased due to:

 o       Higher net  revenues  and  related  gross  profit  partially  offset by
         increased   operating  expenses  including  the  charges  for  acquired in-process technology of $44,115,000 in the current fiscal year.

 o       Partially  offset  by  merger  costs of  $10,792,000  and a charge  for
         acquired   in-process   technology   of   $1,500,000   related  to  the
         acquisitions in the prior fiscal year.

Excluding one-time items in both years, as noted above, operating income would have been $149,393,000 in fiscal 1999 and $95,741,000 in fiscal 1998.

Interest and Other Income, Net. The decrease in interest and other income, net, was primarily attributable to the sale of our 50% ownership interest in Creative Wonders, LLC in December 1997. The sale resulted in a gain in the prior year of $12,625,000.

Income Taxes. Electronic Arts' effective tax rate was 38.3% for fiscal 1999 and 33.0% for fiscal 1998. Our effective tax rate for fiscal 1999 was negatively affected as there was no tax benefit recorded for a portion of the charges related to the acquired in-process technology. Excluding the effect of these charges, the effective tax rate for fiscal 1999 would have been 32.0% as compared to a 33.0% tax rate for fiscal 1998. The lower rate of 32.0% results primarily from a higher portion of international income subject to a lower foreign tax rate as compared to the prior year and an increase in the federal research and experimental credit.

Minority Interest in Consolidate Joint Venture.

 o In the first quarter of fiscal 1999, we formed EA Square KK which is seventy percent owned by us and thirty percent owned by Square Co. Ltd. ("Square"), a leading developer and publisher of entertainment software in Japan. Minority interest for fiscal 1999 represents Square's 30% interest in the net income of EA Square KK.

 o For fiscal 1998, the minority interest represented the 35% interest in Electronic Arts Victor, Inc. ("EAV") owned by Victor Entertainment Industries, Inc. ("VEI"). We acquired the remaining 35% minority ownership interest in EAV held by VEI in December 1997.

Net Income. In absolute dollars, reported net income was flat due to the one-time charges related to acquisitions offsetting significantly higher operating income. The increase in net income, excluding one-time charges, was due to higher revenues and gross profits, partially offset by higher spending on development of online projects, higher support costs for Ultima Online and Ultima Online: The Second Age, and higher network infrastructure costs associated with Ultima Online worlds.

 o For fiscal 1998, net income included a one-time gain on sale of Creative Wonders, LLC in the amount of $8,459,000, net of taxes, offset by Maxis merger costs and a charge for acquired in-process developments of $8,236,000, net of taxes.

 o For fiscal 1999, net income included one-time charges for acquired in-process technology of $37,506,000, net of taxes.

Excluding one-time items in both years, as noted above, net income increased to $110,378,000 in fiscal 1999 from $72,339,000, or 53% over fiscal 1998.

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, our working capital was $440,021,000 compared to $333,256,000 at March 31, 1999. Cash, cash equivalents and short-term investments increased by approximately $26,982,000 in fiscal 2000. We generated $45,336,000 of cash from operations in fiscal 2000 which was reduced by a payment of $36,000,000 to AOL as discussed below. In addition, $85,589,000 was provided through the sale of equity securities under our stock plans and $20,000,000 was provided through the sale of shares of Class B common stock and warrants to AOL.

         Reserves for bad debts and sales returns decreased from $72,850,000 at March 31, 1999 to $65,067,000 at March 31, 2000. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

         During fiscal 2000, we invested $22,500,000 in cash for the acquisition of Kesmai and $22,096,000 for other acquisitions made during the year. In addition, we invested approximately $37,400,000 for new facilities in Europe and Canada and $61,400,000 in computer equipment worldwide.

         Our principal source of liquidity is $339,804,000 in cash, cash equivalents and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements of Electronic Arts and EA.com for the next twelve months and the foreseeable future.

         Included in the amounts above is the following for the EA.com business:

o To date EA.com has been funded solely by Electronic Arts (including proceeds from the sale of stock to AOL in the amount of $20,000,000). This funding has been accounted for as capital contributions from Electronic Arts. Excess cash generated from operations is transferred to Electronic Arts, and has been accounted for as a return of capital. We anticipate these funding procedures will continue in the near-term. However, Electronic Arts may, at its discretion, provide funds to EA.com under a debt arrangement, instead of treating such funding as a capital contribution.

o During fiscal 2000, EA.com used $68,329,000 of cash in operations (including payments to AOL of approximately $36,000,000), $37,605,000 in capital expenditures for computer equipment, network infrastructure, internal use software and related third party software, $1,499,000 for an investment in a 3rd party developer, $32,539,000 for the acquisition of Kesmai and another acquisition, offset by $140,410,000 provided through capital contributions from Electronic Arts.

o During fiscal 1999, EA.com used $9,086,000 of cash in operations and $1,881,000 in capital expenditures for computer equipment, network infrastructure and related software, offset by $10,967,000 provided through the capital contribution from Electronic Arts.

         EA.com is required to pay $50,000,000 to AOL as a carriage fee (including certain advertising fees of which $604,000 was expensed in the twelve months ended March 31, 2000) under the AOL agreement. Of this amount, $25,000,000 was paid upon signing the agreement and the remainder is due in four equal annual installments on the first four anniversaries of the initial payment. Payment of the first annual installment of $6,250,000 will be accelerated to June 1, 2000 since certain launch requirements will not be met by that date. EA.com is also required to pay to AOL $31,000,000 as an advance of a minimum guaranteed revenue share for revenues generated by subscriptions and other certain commercial transactions on the EA.com site. Of this amount, $11,000,000 was paid upon signing of the agreement and the remainder is due in four equal annual installments on the first anniversary of the initial payment.

         EA.com also made a commitment to spend $15,000,000 in offline media advertisements promoting our online games, including those on the AOL service, during the term of the AOL agreement.

         Future liquidity needs of EA.com will be met by Electronic Arts as Electronic Arts intends to continue to fund the cash requirements of EA.com for the foreseeable future.

Impact of Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. SAB 101 is effective for fiscal years beginning after December 15, 1999, except, as amended by SAB 101A, registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 may report a change in accounting principle no later than the second quarter of fiscal years beginning after December 15, 1999. We believe the adoption of SAB 101 will not have a material impact on our financial position and results of operations.

In March 2000, the Emerging Issues Task Force issued No. 00-02 ("EITF 00-02"), "Accounting for Web Site Development Costs". EITF 00-02 states that all costs relating to software used to operate a web site and relating to development of initial graphics and web page design should be accounted for using Statement of Position ("SOP") 98-1. Under this SOP, costs incurred in the preliminary project stage should be expensed as incurred, as should most training and data conversion costs. External direct costs of materials and services and internal direct payroll-related costs should be capitalized once certain criteria are met. EITF 00-02 is effective for all fiscal quarters beginning after June 30, 2000. We do not expect a significant impact on our consolidated results of operations, financial position or cash flows on the EITF's effective date.

In March 2000, the Emerging Issues Task Force issued No. 00-03 ("EITF 00-03"), "Application of AICPA SOP 97-2, "Software Revenue Recognition," to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware", which discusses the effect on revenue recognition of a software vendor's obligation to host its software that previously was licensed to a customer. The EITF has reached the conclusion that, if the customer is unable to utilize the software on the customer's hardware or contract with another party unrelated to the vendor to host the software, then the arrangement with the customer is outside the scope of SOP 97-2 and should be treated as a service contract. We may be required to change the timing of our revenue recognition related to product revenues. We believe the adoption of EITF 00-03 will not have a material impact on our financial position and results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. We are determining the effect of SFAS 133 on our financial statements.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that consulting, hardware, software and direct payroll-related costs associated with the implementation of customized internal-use software be capitalized and amortized over the estimated useful life of the software. These costs relate to game site application and infrastructure design and development, as well as costs related to providing customer account management and building in e-Commerce functionality and interfaces. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. As of March 31, 2000, we have capitalized $26,318,000 of these costs associated with the effort to build and support the EA.com game sites at launch.

--------------------------------------------------------------------------------

YEAR 2000 READINESS DISCLOSURE

Year 2000 Status

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

EURO CONVERSION

         On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies (the "legacy currency") and the one common legal currency known as the "Euro". From January 1, 1999 through June 30, 2002 the countries will be able to use their legacy currencies or the Euro to transact business. By July 1, 2002, at the latest, the conversion to the Euro will be complete at which time the legacy currencies will no longer be legal tender. The fixed conversion rates between their existing currencies have eliminated exchange rate risk among the member countries.

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


                   Risk Factors Relating to Our Core Business

Platform Transitions Such as the One Now Occurring Typically Depress the Market for Video game Software Until New Platforms Achieve a Wide Market Acceptance

         When new video game platforms are announced or introduced into the market, consumers typically reduce their purchases of video games for current platforms in anticipation of new platforms being available. During that period sales of our video game products can be expected to slow or even decline until new platforms have achieved a wide market and consumer acceptance. We are currently in such a transition. Sony expects to ship its PlayStation 2 product in the fall of 2000. Nintendo and Microsoft have also announced that their new console systems will be released in calendar year 2001. Current sales of our products for the existing PlayStation and Nintendo 64 platforms have been adversely affected. We expect this trend to continue until one or more of these new consoles achieve a wide installed base of consumers.

New Video Game Platforms Create Additional Technical and Business Model Uncertainties

         Large portions of our revenues are derived from the sale of products for play on proprietary video game platforms such as the Sony PlayStation and Nintendo 64. The success of our products is significantly affected by acceptance of the new video game hardware systems and the life span of older hardware platforms and our ability to accurately predict which platforms will be most successful.

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

         For example, the Sega Dreamcast console launched in Japan in early 1999 and in the United States in September of 1999. We have no products under development for this platform. Should this platform achieve wide market acceptance, our revenue growth may be adversely affected. Similarly, we intend to launch a variety of products for the new Sony platform, the PlayStation 2, expected to be released in the United States in the fall of 2000. Should that platform not achieve wide acceptance by consumers, we will have spent a disproportionate amount of our resources for this platform. Additionally, we have not negotiated publishing agreements with Sony, Sega or Nintendo for their next generation platforms, and we do not know whether the terms of those agreements will be favorable.

Product Development Schedules Are Frequently Unreliable and Make Predicting Quarterly Results Difficult

         Product development schedules, particularly for new hardware platforms and high-end multimedia personal computers, or PCs, are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. For example, Tiberian Sun, which was expected to ship in fiscal 1999 at the time of our acquisition of Westwood Studios, was not released until the second quarter of fiscal 2000 due to development delays. Additionally, development risks for CD-ROM products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. Our revenues and earnings are dependent on our ability to meet our product release schedules, and our failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations for any individual quarter and the fiscal year.

Our Business Is Both Seasonal and Cyclical

         Our business is seasonal with a significant percentage of our revenues occurring in the December quarter. Our business is also cyclical; video game platforms have historically had a life cycle of four to six years, and decline as more advanced platforms are being introduced. As one group of platforms is reaching the end of its cycle and new platforms are emerging, buying patterns may change. Purchases of products for older platforms may slow at a faster rate than sales of new platforms. We are currently beginning such a platform transition. Sega introduced its latest platform in the United States in September 1999, and Sony expects to ship its PlayStation 2 product in the fall of 2000. Nintendo and Microsoft have also announced that their new console systems will be released in calendar year 2001. Sales of our current products for the current Nintendo and Sony platforms have already been adversely affected, and we expect this trend to continue until one or more new platforms achieves a wide installed base of consumers.

The Impact of e-Commerce and Online Games on Our Business Is Not Known

         While we do not currently derive significant revenues from online sales of our packaged products, we believe that such form of distribution will become a more significant factor in our business in the future. E-commerce is becoming an increasingly popular method for conducting business with consumers. How that form of distribution will affect the more traditional retail distribution, at which we have historically had success, and over what time period, is uncertain. In addition, we expect the number and popularity of online games to increase and become a significant factor in the interactive games business generally. We do not know how that increase generally, or the emerging business of EA.com specifically, will affect the sales of packaged goods.

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

Proliferation and Assertion of Patents Poses Serious Risks to our Business

         Many patents have been issued that may apply to widely used game technologies. Additionally, many less recently issued patents are now being asserted against Internet implementations of existing games. Several such patents have been asserted against us. For example, we currently have a lawsuit pending regarding our publication of games that can be played both alone and with others over the Internet in which the patent holder has moved to enjoin the sale of EA personal computer products that can be played alone and over the Internet. Such claims can harm our business. We will incur substantial expenses in evaluating and defending against such claims, regardless of the merits of the claims. In the event that there is a determination that we have infringed a third party patent, we could incur significant monetary liability and be prevented from using the rights in the future.


                  Risk Factors Relating to Our Online Business

Because of EA.com's Limited Operating History, It Will Be Difficult To Evaluate its Business and Prospects

         EA.com's business is still in the developing stages, so evaluating its business and prospects will be more difficult than would be the case for a more mature business. We will continue to encounter the risks and difficulties faced in launching a new business, and we may not achieve our goals or may be compelled to change the manner in which we seek to develop the business. These uncertainties as to the future operations of EA.com will increase the difficulty we face in completing and pursuing the essential plans for the development of the business and will also make it more difficult for our stockholders and securities analysts to predict the operating results of this business.

EA.com Has a History of Losses and Expects To Continue To Incur Losses and May Never Achieve Profitability

         EA.com has incurred substantial losses to date, including the current fiscal year. We expect EA.com to continue to incur losses as it develops its business. EA.com will be required to maintain the significant support, service and product enhancement demands of online users, and we cannot be certain that EA.com will produce sufficient revenues from its operations to support these costs. Even if profitability is achieved, EA.com may not be able to sustain it over a period of time.

Our Agreements with America Online May Not Prove Successful to the Development of EA.com's Business

         We have announced a series of agreements with America Online for the offering of our games through AOL for online play. These agreements require that we make substantial guaranteed payments to AOL and that we commit our resources to pursuit of the online game opportunity. We cannot be assured that the substantial costs associated with the AOL agreements will be justified by the revenues generated from that relationship. In addition, restrictions included in the AOL agreements limiting other channels we may develop for offering online games may limit our ability to diversify our online distribution strategies. Further, we are required under our agreement with AOL to launch our game site within a specified time period or be subject to certain penalties, including AOL's right to terminate the agreement. We were not successful in meeting a June 1, 2000 initial launch target and we may not be successful in achieving other specified launch targets. See additional discussion relating to our agreements with AOL in Note 5 of the Notes to Consiolidated Financial Statements, included in item 8 hereof. The success for us of the AOL agreements will also be a result of AOL's performance under the agreements, a factor over which we will have very little control.

We Have Very Limited Experience with Online Games and May Not Be Able To Operate This Business Effectively

         Offering games solely for online play is a substantial departure from our traditional business of selling packaged software games. We anticipate employing various pricing models, including subscription fees, "pay to play fees" and advertising. We have very little experience with developing optimal pricing strategies for online games and no experience in "pay to play" pricing or in securing advertising revenue for online services. Similarly, we are inexperienced in predicting usage patterns for our games. Because of our inexperience in this area, we may not be effective in achieving success that may otherwise be attainable from offering our games online.

Online Games Have Risks That Are Not Associated with Our Traditional Business

         Online games, particularly multiplayer games, pose risks to player enjoyment that do not generally apply to packaged game sales. Players frequently would not be acquainted with other players, which may adversely affect the playing experiencing. Social issues raised by a player's conduct may impact the experience for other players. We have not determined whether or how we might monitor or proctor player behavior to mitigate behavior that impairs the game experience. In addition, there are substantial technical challenges to be met both in the introduction of our games online and in maintaining an effective game playing environment over time. If these risks are not successfully controlled and technical challenges resolved, potential customers for our games may be unwilling to play in sufficient volume to allow us to attain or sustain profitability.

We May Not Be Able To Obtain the Required Licenses To Offer Our Games Online

         If we are unable to reach terms with certain licensors for our games, we will not be able to offer certain of our games for online play. Many of Electronic Arts' most popular games feature characters, trademarks, people or concepts for which we have licenses from third parties. As an example, our EA SPORTS products typically contain content licensed from a sports and players' association. In certain instances the terms of these licenses will not allow us to offer the games for online play without negotiating an additional license. We cannot be certain that the licensors will be amenable to a license for online games involving their content or, even if they are, that we will be able to reach terms with them for such use. We may be forced to agree to terms that ultimately materially impair the economic value to us of the online game market.

Proliferation and Assertion of Patents Poses Serious Risks to the Business of EA.com.

         Many patents have been issued that may apply to widely used Internet technologies. Additionally, many less recently issued patents are now being asserted against Internet implementations of older technologies. Several such patents have been asserted against us. For example, we currently have a lawsuit pending regarding our publication of games that can be played both alone and with others over the Internet in which the patent holder has moved to enjoin the sale of EA personal computer products that can be played alone and over the Internet. Such claims can harm our business. We will incur substantial expenses in evaluating and defending against such claims, regardless of the merits of the claims. In the event that there is a determination that we have infringed a third party patent, we could incur significant monetary liability and be prevented from using the rights in the future.

Development of EA.com's Business Will Require Significant Capital, and We Cannot Be Assured That It Will Be Available

         EA.com will not be successful if it does not receive the very substantial financing that will be required to launch its business. Electronic Arts has agreed to provide a limited amount of funding to EA.com, but this financing alone will not be sufficient for the development of EA.com's business. Any additional funding that is obtained from EA may either be treated as a revolving credit advance or would increase EA's retained interest in EA.com and correspondingly decrease the interest of the holders of outstanding shares of Class B common stock. The attraction of additional equity or debt financing for EA.com from third parties may not be possible or may only be possible on terms that result in significant dilution to Class A and Class B common stockholders or interest or other costs and debt-related restrictions on the operation of the business.

If Use of the Internet Does Not Continue To Develop and Reliably Support the Demands Placed on It by Electronic Commerce, EA.com's Business Will Be Harmed

         EA.com's success depends upon growth in the use of the Internet as a medium for playing games. Although the Internet is experiencing rapid growth in the number of users, this growth is a recent phenomenon and may not continue. Furthermore, despite this growth in usage, the use of the Internet for sophisticated games like ours is relatively new. Our business would be seriously harmed if:

 o use of the Internet does not continue to increase or increases more slowly than expected,

 o the infrastructure for the Internet does not effectively support online game play,

 o concerns over the secure transmission of confidential information over public networks inhibit the growth of the Internet as a means of conducting commercial transactions, or

 o government regulations regarding Internet content, privacy or other conditions impede the effectiveness of the Internet to users.

Capacity Restraints May Restrict the Use of the Internet as a Forum for Game Play, Resulting in Decreased Demand for Our Products

         The Internet infrastructure may not be able to support the demands placed on it by increased usage or the limited capacity of networks to transmit large amounts of data. Other risks associated with commercial use of the Internet could slow its growth, including:

 o outages and other delays resulting from the inadequate reliability of the network infrastructure,

 o slow development of enabling technologies and complementary products, and

 o       limited availability of cost-effective, high speed access.

         Delays in the development or adoption of new equipment standards or protocols required to handle increased levels of Internet activity, or increased governmental regulation, would cause the Internet to fail to gain, or lose, viability as a means of game playing. If these or any other factors cause use of the Internet for commerce to slow or decline, the Internet may not prove viable as a commercial marketplace. This, in turn, would result in decreased demand for EA.com's products and services.

To Become and Remain Competitive, EA.com Must Continually Develop and Expand New Content. This Is Inherently Risky and Expensive.

         EA.com's success depends on our ability to develop products and services for the initial launch of the EA.com site and our ability to continually expand the content on that site. Our agreement with AOL requires us to develop new games under our relationship with AOL. We cannot assure you that products will be developed on time, in a cost effective manner, or that they will be successful.

We May Not Be Able To Respond to Rapid Technological Change.

         The market for Internet products and services is characterized by rapid technological change and evolving industry standards. Both in completing the design and implementation of our network infrastructure and thereafter, we will be required to continually improve performance, features, reliability and capacity of our network infrastructure. We cannot assure you that we will be successful in responding rapidly or in a cost effective manner to such developments.

Increasing Governmental Regulation of the Internet Could Limit the Market for Our Products

         As Internet commerce continues to evolve, we expect that federal, state and foreign governments will adopt laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. It is possible that legislation could expose companies involved in electronic commerce to liability, taxation or other increased costs, any of which could limit the growth of electronic commerce generally. Legislation could dampen the growth in Internet usage and decrease its acceptance as a communications and commercial medium. If enacted, these laws and regulations could limit the market for EA.com's products.

If We Do Not Maintain Our Relationship with Outside Consultants Such as Andersen Consulting and Proxicom, Our Ability To Develop Our Online Business Will Be Impaired

         Because approximately 20% of the staff creating, designing, and developing the infrastructure for EA.com's website and network interface is being provided by outside consultants such as Andersen Consulting and Proxicom, losing the business relationship with such consultants would cause EA.com to lose an important component of its website implementation team. Given the intense competition for qualified technical consultants, EA.com may not be able to retain these consultants or, if necessary, replace them. If it cannot do so, its ability to develop its business will be impaired.

Our Revenues Have Been Heavily Dependent on a Single Product and Would Be Adversely Affected if That Product's Popularity Were To Decline

         EA.com's revenues to date have consisted primarily of revenues from sales of our online product Ultima Online, and we would be adversely affected if revenues from that product were to decline for any reason and not be replaced. We expect the online game market to become increasingly competitive, and it is possible that other producer's current or future games could cause our revenue from Ultima Online to decline. In addition, popularity of Ultima Online could decline over time simply because of consumer preference for new game experiences.

We Invest Very Heavily in Research and Development and Network Development and Support for EA.com, and We Cannot Be Assured That We Will Achieve Revenues That Validate This Level of Spending

         We have invested, and expect to continue to invest, very heavily in research and development and network development and support for our website and online games. We will need to expand EA.com's revenues substantially for it to achieve profitability with these levels of expenditure being required, and we may not be able to do so. If we cannot increase revenues to profitable levels, the value of EA.com will be impaired. In order to develop the broad games offerings that we envision for our online operations it will be necessary to engage in significant developmental efforts both to adapt existing EA games to the online format and to create new online games. Our agreements with AOL require us to maintain a substantial commitment to online game development and we cannot be assured that we will realize acceptable returns from this investment.

Online  Product  Development   Schedules  Are  Unreliable  and  Make  Predicting
Quarterly Results Difficult

         Online product development schedules, particularly for Internet based games are difficult to predict because they involve creative processes, use of new development tools, Internet latency issues, a learning process to better understand Internet based game mechanics, and research and experimentation associated with development for new online technologies. Additionally, development risks for Internet based products can cause particular difficulties in predicting quarterly results because of the challenges associated with game testing, live Beta testing, integration into network servers and integration on to the Games web site and impact the "release, ("go live") dates of products during a particular quarter. Our revenues and operating costs are dependent on our ability to meet our product "go live" schedules, and our failure to meet those schedules could result in revenues falling short of analysts' expectations, with no corresponding decrease in expenses, resulting in increased operating losses for EA.com

                              General Risk Factors

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

Because of the Intense Competition for Qualified Technical, Creative, Marketing and Other Personnel, We May Not Be Able To Attract and Retain the Personnel Necessary for our Businesses

         The market for technical, creative, marketing and other personnel essential to the development of online businesses and management of our online and core businesses is extremely competitive, and we may not be able to attract and retain the employees we need. In addition, the rising cost of real estate in the San Francisco Bay area - the location of our headquarters and largest studio, has increased dramatically, and has made recruiting from other areas and relocating employees to our headquarters more difficult. If we cannot successfully recruit and retain the employees we need, our ability to develop and manage our businesses will be impaired.

Foreign Sales and Currency Fluctuations

         For fiscal 2000 international net revenues comprised 40% of total consolidated net revenues. We expect foreign sales to continue to account for a significant and growing portion of our revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. For example, our European revenues in fiscal 2000 were adversely impacted by a devaluation of the Euro as compared to the prior year. Our foreign currency exposure may increase if this trend continues. Any of these factors may significantly harm our business.

Increased Difficulties in Forecasting Results

         During platform transition periods, where the success of our products is significantly impacted by the changing market for our products, forecasting our revenues and earnings is more difficult than in more stable or rising product markets. The demand for our products may decline during a transition faster than we anticipate, negatively impacting both revenues and earnings.

Fluctuations in Stock Price

Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of our common stock in any given period. As a result of the factors discussed in this report and other factors that may arise in the future, the market price of our common stock historically has been, and we expect will continue to be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to us, to changes in analysts' earnings estimates, or to factors affecting the computer, software, Internet, entertainment, media or electronics businesses or the securities markets in general. For example, during fiscal year 2000, the price per share of our common stock ranged from $45.63 to $120.94.

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

Foreign Currency Exchange Rate Risk

We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, thereby, limiting our risk. Gains and losses on foreign exchange contracts are reflected in the income statement. At March 31, 2000, we had foreign exchange contracts, all with maturities of less than nine months to purchase and sell approximately $242,143,000 in foreign currencies, primarily British Pounds, European Currency Units ("Euro"), Canadian Dollars, Japanese Yen and other currencies.

Fair value represents the difference in value of the contracts at the spot rate and the forward rate. The counterparties to these contracts are substantial and creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding our efforts to manage foreign exchange risks, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

The following table provides information about our foreign currency forward exchange contracts at March 31, 2000. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value.

--------------------------------------------------------------------------------
                                                   Weighted-
                                                     Average
                                      Contract      Contract
                                        Amount          Rate       Fair Value
--------------------------------------------------------------------------------
                                   (In thousands)                 (In thousands)
Foreign currency to be sold under contract:

  British Pound                       $111,138         1.5877    $   (469)
  Euro                                  59,378         0.9734        (273)
  Japanese Yen                          15,476       104.0300         410
  Canadian Dollar                       13,615         1.4689         (63)
  Australian Dollar                      6,058         0.6058         (27)
  South African Rand                     4,686         6.4023          56
  Swedish Krona                          2,326         8.5993         (19)
  Norwegian Krone                        1,312         8.3871         (15)
  Danish Krone                           1,304         7.6716          (6)
  Brazilian Real                         1,259         1.7480         (11)
  Swiss Franc                              899         1.6681         (25)
  New Zealand Dollar                       488         0.4876          (2)
--------------------------------------------------------------------------------
Total                                 $217,939                   $   (444)
--------------------------------------------------------------------------------

Foreign currency
  to be purchased
  under contract:
   British Pound                      $ 24,204         1.5944    $    (75)
--------------------------------------------------------------------------------
Total                                 $ 24,204                   $    (75)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Grand total                           $242,143                   $   (519)
--------------------------------------------------------------------------------

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

We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. At March 31, 2000, our cash equivalents, short-term and long-term investments included debt securities of $194,769,000. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The table below presents the amounts and related weighted average interest rates of our investment portfolio at March 31, 2000:

--------------------------------------------------------------------------------
                                        Average Interest
                                              Rate          Cost      Fair Value
--------------------------------------------------------------------------------
                                                    (Dollars in thousands)

Cash equivalents(1)
    Fixed rate                                0.00%      $  --           $  --
    Variable rate                             4.15%      $92,830         $92,830
Short-term
investments(1)(2)
    Fixed rate                                4.05%      $83,639         $83,539
    Variable rate                             6.87%      $10,000         $10,000
Long-term
investments(1)
    Fixed rate                                0.00%      $  --           $  --
    Variable rate                             6.35%      $ 8,400         $ 8,162
--------------------------------------------------------------------------------

(1) See definition in note 1 of the Notes to the Consolidated Financial Statements.

(2)  Maturity dates for short-term investments range from 6 months to 3 years.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages 44 through 70.


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Electronic Arts Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


Mountain View, California                                              KPMG LLP
April 28, 2000

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data) As of March 31,                                               2000               1999
------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash, cash equivalents and short-term investments                                     $   339,804        $   312,822
   Marketable securities                                                                         236              4,884
   Receivables, less allowances of $65,067 and $72,850, respectively                         234,087            149,468
   Inventories, net                                                                           22,986             22,376
   Other current assets                                                                      108,210             79,915
                                                                                         ------------------------------

     Total current assets                                                                    705,323            569,465


Property and equipment, net                                                                  285,466            181,266
Long-term investments                                                                          8,400             18,400
Investment in affiliates                                                                      22,601             25,864
Goodwill and other intangibles, net                                                          117,236             90,682
Other assets                                                                                  53,286             16,196
                                                                                         ------------------------------
                                                                                         $ 1,192,312        $   901,873
                                                                                         ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                      $    97,703        $    63,881
   Accrued and other liabilities                                                             167,599            172,328
                                                                                         ------------------------------

     Total current liabilities                                                               265,302            236,209


Minority interest in consolidated joint venture                                                3,617              2,733


Stockholders' equity:
   Preferred stock, $0.01 par value.  Authorized 10,000,000 shares                              --                 --
   Common stock
      Class A common stock, $0.01 par value.  Authorized 400,000,000 shares;
        issued 64,434,544 and 61,291,849 shares; outstanding
        64,434,544 and 61,169,286 shares, respectively                                           644                613
      Class B common stock, $0.01 par value. Authorized 100,000,000 shares;
      issued  and outstanding 6,000,000 shares in 2000                                            60               --
   Paid-in capital                                                                           412,682            267,699
   Treasury stock, at cost; 0 and 122,563 shares in 2000 and 1999, respectively                 --               (4,926)
   Retained earnings                                                                         516,368            402,112
   Accumulated other comprehensive loss                                                       (6,361)            (2,567)
                                                                                         ------------------------------
     Total stockholders' equity                                                              923,393            662,931
                                                                                         ------------------------------
                                                                                         $ 1,192,312        $   901,873
                                                                                         ==============================

See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

                                                                                          Years Ended March 31,
                                                                                  2000              1999              1998
--------------------------------------------------------------------------------------------------------------------------
Net revenues                                                               $ 1,420,011       $ 1,221,863       $   908,852
Cost of goods sold                                                             705,808           627,823           481,233
                                                                           -----------------------------------------------

   Gross profit                                                                714,203           594,040           427,619

Operating expenses:
   Marketing and sales                                                         188,628           163,407           128,308
   General and administrative                                                   92,502            76,219            57,838
   Research and development                                                    260,759           199,141           145,732
   Charge for acquired in-process technology                                     6,539            44,115             1,500
   Merger costs                                                                   --                --              10,792
   Amortization of intangibles                                                  11,989             5,880              --
                                                                           -----------------------------------------------
     Total operating expenses                                                  560,417           488,762           344,170
                                                                           -----------------------------------------------

     Operating income                                                          153,786           105,278            83,449
Interest and other income, net                                                  16,028            13,180            24,811
                                                                           -----------------------------------------------

   Income before provision for income taxes and minority interest              169,814           118,458           108,260
Provision for income taxes                                                      52,642            45,414            35,726
                                                                           -----------------------------------------------

   Income before minority interest                                             117,172            73,044            72,534
Minority interest in consolidated joint venture                                   (421)             (172)               28
                                                                           -----------------------------------------------

     Net income                                                            $   116,751       $    72,872       $    72,562
                                                                           ===============================================

Net income per share:
   Basic                                                                   $      1.86       $      1.20       $      1.23
   Diluted                                                                 $      1.76       $      1.15       $      1.19
Number of shares used in computation:
   Basic                                                                        62,830            60,748            58,867
   Diluted                                                                      66,371            63,272            60,958

See accompanying notes to consolidated  financial statements,  including segment information in note 18.

ELECTRONIC ARTS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended March 31, 2000, 1999 and 1998
(In thousands)
                                                                                         Accumulated
                               Class A             Class B                                     Other
                             Common Stock       Common Stock                           Comprehensive   Treasury Stock
                          -------------------------------------   Paid-In   Retained          Income ---------------------
                           Shares    Amount   Shares    Amount    Capital   Earnings          (Loss)   Shares     Amount     Total
------------------------- ----------------------------------------------------------------------------------------------------------
Balances at March 31,
  1997                     58,263      $583      --        $--   $188,547   $257,978       $   668        --    $  --      $447,776
Net income                                                                    72,562                                         72,562
 Change in unrealized
   appreciation of
   investments, net                                                                          1,882                            1,882
Reclassification
   adjustment for gains
   realized in net
   income, net                                                                              (2,745)                          (2,745)
Translation adjustment                                                                      (1,273)                          (1,273)
                                                                                                                           --------

Comprehensive income
                                                                                                                             70,426
Proceeds from sales of
  shares through stock
  plans                     1,897        19                        37,729                                                    37,748
Tax benefit related to
   stock options                                                    7,931                                                     7,931
Repayment of notes
  receivable                                                           87                                                        87
                          ----------------------------------------------------------------------------------------------------------
Balances at March 31,
  1998                     60,160       602      --         --    234,294    330,540        (1,468)       --       --       563,968
Net income                                                                    72,872                                         72,872
 Change in unrealized
   appreciation of
   investments, net                                                                          2,533                            2,533
Reclassification
   adjustment for gains
   realized in net
   income, net                                                                                (989)                            (989)
Translation adjustment                                                                       (2,643)                         (2,643)
                                                                                                                           --------

Comprehensive income                                                                                                         71,773
Proceeds from sales of
  shares through stock
  plans                     1,132        11                        27,791     (1,300)                     100      4,075     30,577
Purchase of treasury stock                                                                               (223)    (9,001)    (9,001)
Tax benefit related to
  stock options                                                     5,614                                                     5,614
                          ----------------------------------------------------------------------------------------------------------
Balances at March 31,
  1999                     61,292       613      --         --    267,699    402,112         (2,567)     (123)    (4,926)   662,931
                          ==========================================================================================================





ELECTRONIC ARTS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

Years Ended March 31, 2000, 1999 and 1998
(In thousands)

                                                                                         Accumulated
                               Class A             Class B                                     Other
                             Common Stock       Common Stock                           Comprehensive   Treasury Stock
                          -------------------------------------   Paid-In   Retained          Income ---------------------
                           Shares    Amount   Shares    Amount    Capital   Earnings          (Loss)   Shares     Amount     Total
------------------------- ----------------------------------------------------------------------------------------------------------
Balances at March 31,
   1999                    61,292       613        -         -    267,699    402,112        (2,567)    (123)    (4,926)     662,931
Net income                                                                   116,751                                        116,751
 Change in unrealized
   appreciation of
   investments, net                                                                          1,739                           1,739
Reclassification
   adjustment for gains
   realized in net
   income, net                                                                              (5,194)                          (5,194)
Translation adjustment                                                                        (339)                            (339)
                                                                                                                         -----------
Comprehensive income
                                                                                                                            112,957
Proceeds from sales of
   shares through stock
   plans                    3,143        31                        83,127     (2,495)                   123      4,926       85,589
Issuance of Class B
   common stock                                6,000        60     27,993                                                    28,053
Issuance of Class B
   stock warrant                                                    1,300                                                     1,300
Tax benefit related to
   stock options                                                   32,563                                                    32,563
                          ----------------------------------------------------------------------------------------------------------
Balances at March 31,
   2000                    64,435      $644    6,000       $60   $412,682   $516,368       $(6,361)       -     $    -     $923,393
                          ==========================================================================================================

See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                  Years Ended March 31,
     (In thousands)                                                                      2000            1999            1998
     -------------------------------------------------------------------------------------------------------------------------------
     OPERATING ACTIVITIES:
     Net income                                                                           $116,751        $ 72,872        $ 72,562
     Adjustments to reconcile net income to net cash provided by operating activities:
        Minority interest in consolidated joint venture                                        421             172             (28)
        Equity in net (income) loss of affiliates                                           (1,138)            155           1,162
        Gain on sale of affiliate                                                             (842)              -         (12,625)
        Depreciation and amortization                                                       46,725          40,461          26,907
        Loss on sale of fixed assets                                                            31             729           1,813
        Loss on disposition of assets related to merger                                          -               -           5,607
        Gain on sale of marketable securities                                               (7,528)         (1,454)         (4,098)
        Provision for doubtful accounts                                                      6,714           6,027           4,302
        Charge for acquired in-process technology                                            6,539          44,115           1,500
        Change in assets and liabilities, net of acquisitions:
          Receivables                                                                      (77,779)        (11,702)        (40,432)
          Inventories                                                                         (579)          1,282          (1,753)
          Other assets                                                                     (69,727)        (24,266)         (5,660)
          Accounts payable                                                                  29,673           1,622          12,783
          Accrued liabilities                                                               (6,919)         32,797          29,217
          Deferred income taxes                                                              2,994         (12,042)        (12,264)
                                                                                      ----------------------------------------------
            Net cash provided by operating activities                                       45,336         150,768          78,993
                                                                                      ----------------------------------------------
     INVESTING ACTIVITIES:
        Proceeds from sale of property and equipment                                           444           8,281              25
        Proceeds from sales of marketable securities, net                                    8,598           1,818           4,514
        Proceeds from sale of affiliate                                                      8,842               -               -
        Capital expenditures                                                              (134,884)       (115,820)        (45,238)
        Investment in affiliates, net                                                       (4,099)         (5,478)         16,579
        Purchase of held-to-maturity securities                                                  -               -          (1,008)
        Proceeds from maturity of securities                                                     -          17,306          13,338
        Change in short-term investments, net                                              (13,860)         76,755         (34,504)
        Acquisition of Westwood Studios, Inc.                                                    -        (122,688)              -
        Acquisition of Kesmai                                                              (22,500)              -               -
        Acquisition of other subsidiaries, net of cash acquired                            (22,096)        (11,805)         (3,225)
                                                                                      ----------------------------------------------
            Net cash used in investing activities                                         (179,555)       (151,631)        (49,519)
                                                                                      ----------------------------------------------
     FINANCING ACTIVITIES:
        Proceeds from sales of Class A shares through employee
             stock plans and other plans                                                    85,589          30,577          37,748
        Proceeds from sales of Class B shares and stock warrants to AOL                     20,000               -               -
        Purchase of treasury shares                                                              -          (9,001)              -
        Repayment of notes receivable                                                            -               -              87
        Tax benefit from exercise of stock options                                          32,563           5,614           7,931
        Proceeds from minority interest investment in consolidated joint venture                 -           2,109               -
                                                                                      ----------------------------------------------
            Net cash provided by financing activities                                      138,152          29,299          45,766
                                                                                      ----------------------------------------------

     Translation adjustment                                                                    124          (2,191)         (1,273)
                                                                                      ----------------------------------------------
     Increase in cash and cash equivalents                                                   4,057          26,245          73,967
     Beginning cash and cash equivalents                                                   242,208         215,963         141,996
                                                                                      ----------------------------------------------
     Ending cash and cash equivalents                                                      246,265         242,208         215,963
     Short-term investments                                                                 93,539          70,614         158,597
                                                                                      ----------------------------------------------
     Ending cash, cash equivalents and short-term investments                             $339,804        $312,822        $374,560
                                                                                      ==============================================

     Supplemental cash flow information:
        Cash paid during the year for income taxes                                        $ 15,525        $ 43,050        $ 32,888
                                                                                      ==============================================
     Non-cash investing activities:
        Class B common stock issued in connection with the Kesmai acquisition             $  9,353        $      -          $    -
        Change in unrealized appreciation of investments and marketable securities        $ (5,008)       $  1,805        $ (1,411)
                                                                                      ==============================================

See accompanying notes to consolidated financial statements.

                                                                 49

ELECTRONIC ARTS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000, 1999 and 1998

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

     A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company follows:

(a)  Fiscal Year

The Company's fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to March 31 in each year. The results of operations for fiscal 2000, 1999 and 1998 contain 52 weeks. For clarity of presentation herein, all fiscal periods are treated as ending on a calendar month end.

(b)  Revenue Recognition

The Company's revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2", which provide guidance on generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements. The Company has adopted the provisions of these SOPs as of April 1, 1998. The adoption has, in certain circumstances, resulted in the deferral of certain revenues associated with the Company's sales promotions and products with multiple deliverable elements. Neither the changes in certain business practices nor the deferral of certain revenues have resulted in a material impact on the Company's operating results, financial position or cash flows for the fiscal year ended March 31, 2000. Total deferred revenue at March 31, 2000 and 1999 was $1,847,000, and $8,206,000, respectively.

In December 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-9, "Software Revenue Recognition, with Respect to Certain Arrangements," which required recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the undelivered elements in the arrangement. SOP 98-9 is effective for transactions entered into after March 15, 1999. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The adoption of SOP 98-9 in fiscal year 2000 did not have a material change in the accounting for revenues for the Company.

Product Sales: The Company recognizes revenue upon shipment of its packaged goods products based on "FOB Shipping" terms. Under FOB Shipping terms, title and risk of loss are transferred when the products are delivered to the customer. In order to recognize revenue, the Company must not have any continuing obligations and it must also be probable that the Company will collect the accounts receivable. Subject to certain limitations, the Company permits customers to obtain exchanges within certain specified periods and provides price protection on certain unsold merchandise. Revenue is recognized net of an allowance for returns and price protection.


Online Subscription Revenues: Online subscription revenues are derived principally from subscription revenues collected from customers for online play, who are only contractually obligated for pay on a month-to-month basis. Prepaid monthly subscription revenues, including revenues collected from credit card sales as well as sales of Gametime subscription cards, are deferred and subsequently recognized ratably over the period for which the hosting services are provided.

Software Licenses: For those agreements which provide the customers the right to multiple copies in exchange for guaranteed minimum royalty amounts, revenue is recognized at delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned.

Revenue from the licensing of software was $21,704,000, $17,788,000, and $15,431,000 for the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

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

(d)  Prepaid Royalties

Prepaid royalties consist primarily of prepayments for manufacturing royalties, original equipment manufacturer (OEM) fees and license fees paid to celebrities and professional sports organizations for use of their trade name. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual royalty rate as cost of goods sold based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly and charges to income any amounts that management deems unlikely to be realized through product sales. Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year. The current portion of prepaid royalties, included in other current assets, was $54,970,000 and $35,057,000 at March 31, 2000 and 1999, respectively. The long-term portion of prepaid royalties, included in other assets, was $11,373,000 and $7,602,000 at March 31, 2000 and 1999,
respectively.

(e)  Software Development Costs

Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under the Company's current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. The software development costs that have been capitalized to date have been insignificant.

(f)  Inventories
Inventories are stated at the lower of cost or market. Inventories at March 31, 2000 and 1999 consisted of:

======================================= =========== ============
                                           2000        1999
--------------------------------------- ----------- ------------
                                            (in thousands)
Raw materials and work in process          $   920      $ 2,983
Finished goods                              22,066       19,393
--------------------------------------- ----------- ------------
                                           $22,986      $22,376
--------------------------------------- ----------- ------------

(g) Advertising Costs

The Company generally expenses advertising costs as incurred, except for production costs associated with media campaigns which are deferred and charged to expense at the first run of the ad. Cooperative advertising with distributors and retailers is accrued when revenue is recognized. Cooperative advertising credits are reimbursed when qualifying claims are submitted. For the fiscal years ended March 31, 2000, 1999 and 1998, advertising expenses totaled approximately $87,377,000, $72,437,000 and $55,090,000, respectively.

(h)  Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the accelerated and straight-line methods over the following useful lives:

----------------------------- ------------------------------------
Buildings                     20 to 25 years
----------------------------- ------------------------------------
Computer equipment and
software                      3 to 7 years
----------------------------- ------------------------------------
Furniture and equipment       3 to 7 years
----------------------------- ------------------------------------
Leasehold improvements        Lesser of the lease terms or the
                              estimated useful lives of the
                              improvements
----------------------------- ------------------------------------

(i)  Intangible Assets

Intangible   assets  net  of  amortization  at  March  31,  2000  and  1999,  of
$117,236,000, and $90,682,000, respectively, include goodwill, costs of obtaining product technology and noncompete covenants which are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years. Amortization expense for fiscal years ended March 31, 2000, 1999 and 1998 was $11,989,000, $5,880,000,
and $692,000, respectively. The Company assesses the recoverability of goodwill by determining whether the carried value of the assets may be recovered through estimated future cash flows.

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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Included in interest and other income in the statements of income are foreign currency transaction losses of $1,781,000, $1,168,000 and $517,000, for the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

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

(In thousands, except for per share amounts):
=========================== ====================================
                                   Years Ended March 31,
                                   2000        1999        1998
--------------------------- ------------ ----------- -----------
Net income                     $116,751     $72,872     $72,562
--------------------------- ------------ ----------- -----------

Shares used to compute
net income per share:
Weighted-average
   common shares                 62,830      60,748      58,867
Dilutive stock options            3,541       2,524       2,091
--------------------------- ------------ ----------- -----------
Dilutive potential common
   shares                        66,371      63,272      60,958
--------------------------- ------------ ----------- -----------

Net income per share:
  Basic                        $   1.86     $  1.20     $  1.23
  Diluted                      $   1.76     $  1.15     $  1.19

Excluded from the above computation of weighted-average shares for diluted EPS for the fiscal years ended March 31, 2000, 1999 and 1998 were options to purchase 229,000, 645,000 and 137,000 shares of common stock, respectively, as the options' exercise price was greater than the average market price of the common shares. For the fiscal year ended March 31, 2000, the weighted-average exercise price of the respective options was $81.88. Class B common stock, authorized on March 22, 2000 was excluded from the Company's calculations of basic and diluted EPS because its impact on the calculations is immaterial.

(m) Employee Benefits

The Company has a 401(k) Plan covering substantially all of its U.S. employees. The 401(k) Plan permits the Company to make discretionary contributions to employees' accounts based on the Company's financial performance. The Company contributed $1,799,000, $2,092,000 and $902,000 to the Plan in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

(n) Stock-based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

(o) Impact of Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. SAB 101 is effective for fiscal years beginning after December 15, 1999, except, as amended by SAB 101A, registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 may report a change in accounting principle no later than the second quarter of fiscal years beginning after December 15, 1999. The Company believes the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations.

In March 2000, the Emerging Issues Task Force issued No. 00-02 ("EITF 00-02"), "Accounting for Web Site Development Costs". EITF 00-02 states that all costs relating to software used to operate a web site and relating to development of initial graphics and web page design should be accounted for using Statement of Position ("SOP") 98-1. Under this SOP, costs incurred in the preliminary project stage should be expensed as incurred, as should most training and data conversion costs. External direct costs of materials and services and internal direct payroll-related costs should be capitalized once certain criteria are met. EITF 00-02 is effective for all fiscal quarters beginning after June 30, 2000. The Company does not expect a significant impact on the consolidated results of operations, financial position or cash flows on the EITF's effective date.

In March 2000, the Emerging Issues Task Force issued No. 00-03 ("EITF 00-03"), "Application of AICPA SOP 97-2, "Software Revenue Recognition," to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware", which discusses the effect on revenue recognition of a software vendor's obligation to host its software that previously was licensed to a customer. The EITF has reached the conclusion that, if the customer is unable to utilize the software on the customer's hardware or contract with another party unrelated to the vendor to host the software, then the arrangement with the customer is outside the scope of SOP 97-2 and should be treated as a service contract. The Company may be required to change the timing of its revenue recognition related to product revenues. The Company believes the adoption of EITF 00-03 will not have a material impact on the Company's financial position and results of operations.

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

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that consulting, hardware, software and direct payroll-related costs associated with the implementation of customized internal-use software be capitalized and amortized over the estimated useful life of the software. These costs relate to game site application and infrastructure design and development, as well as costs related to providing customer account management and building in e-Commerce functionality and interfaces. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. As of March 31, 2000, the Company has capitalized $26,318,000 of these costs associated with the effort to build and support the EA.com game sites at launch.

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

(q)  Reclassifications

Certain amounts have been reclassified to conform to fiscal 2000 presentation.

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

(2) APPROVAL OF THE TRACKING STOCK PROPOSAL

On March 22, 2000, the stockholders of Electronic Arts voted on and approved a proposal (the "Tracking Stock Proposal") to authorize the issuance of a new series of common stock to be designated as Class B common stock ("Tracking Stock"), intended to reflect the performance of Electronic Arts' online and e-Commerce division ("EA.com"). As a result of the approval of the Tracking Stock Proposal, Electronic Arts' existing common stock has been re-classified as Class A common stock ("Class A Stock") and that stock will reflect the performance of Electronic Arts' other businesses ("EA Core").


(3) FINANCIAL INSTRUMENTS

(a) Cash and Investments

===================================== ===========================
                                              March 31,
                                          2000          1999
------------------------------------- ------------- -------------
                                            (in thousands)
Cash and cash equivalents:
   Cash                                   $153,436      $106,641
   Municipal securities                     81,326             -
   Money market funds                       11,503       135,567
------------------------------------- ------------- -------------
   Cash and cash equivalents               246,265       242,208
------------------------------------- ------------- -------------
Short-term investments:
   Available-for-sale
    Municipal securities                    76,513        21,700
    Corporate bonds                          3,013             -
    U.S. Agency bonds                        4,013             -
    Money market preferreds                      -        43,114
   Held-to-maturity
    U.S. Treasury securities                10,000         5,800
------------------------------------- ------------- -------------
   Short-term investments                   93,539        70,614
------------------------------------- ------------- -------------
Cash, cash equivalents and short-
   term investments                       $339,804      $312,822
------------------------------------- ------------- -------------

------------------------------------- ------------- -------------
Long-term investments:
   U.S. Treasury securities               $  8,400      $ 18,400
------------------------------------- ------------- -------------

Long-term and short-term held-to-maturity investments include commercial notes with original maturities of five to eight years secured by U.S. Treasury Notes which enable the Company to take advantage of certain tax incentives from its Puerto Rico operation. These investments are treated as held-to-maturity for financial reporting purposes.

The fair value of held-to-maturity securities at March 31, 2000 was $18,162,000 which included gross unrealized losses of $238,000. The fair value of held-to-maturity securities at March 31, 1999 was $24,353,000 which included gross unrealized gains of $153,000.

(b)  Marketable Securities

Marketable securities are comprised of equity securities. The Company has accounted for investments in equity securities as "available-for-sale" and has stated applicable investments at fair value, with net unrealized appreciation reported as a separate component of accumulated other comprehensive income
(loss) in stockholders' equity. Marketable securities had an aggregate cost of $15,000 and $585,000 at March 31, 2000 and 1999, respectively. At March 31, 2000, marketable securities included gross unrealized gains of $221,000. At
March 31, 1999 marketable securities included gross unrealized gains of $4,299,000.

For the fiscal years ended March 31, 2000 and 1999, the fair value of marketable securities sold was $8,604,000 and $1,818,000, respectively. The gross realized gains from these sales totaled $7,528,000 and $1,454,000 for fiscal 2000 and 1999, respectively. The gain on sale of investments is based on the specific identification method.

(c) Foreign Currency Forward Exchange Contracts

The Company utilizes foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, thereby limiting our risk.. The Company does not use forward exchange contracts for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying transactions. Gains and losses on currency forward contracts that are designated and effective as hedges of firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. The Company transacts business in various foreign currencies. At March 31, 2000, the Company had foreign exchange contracts, all with maturities of less than nine months, to purchase and sell approximately $242,143,000 in foreign currencies, primarily in British Pounds, Euro, Canadian Dollars, Japanese Yen and other European currencies.

Fair value represents the difference in value of the contracts at the spot rate and the forward rate, plus the unamortized premium or discount. At March 31, 2000, fair value of these contracts is not significant. The counterparties to these contracts are substantial and creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding our efforts to manage foreign exchange risk, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

(4)  COMMITMENTS

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

Total future minimum lease commitments as of March 31, 2000 are:

======================================= ========================
Year Ended March 31:                            (in thousands)
   2001                                                 $22,760
   2002                                                  16,477
   2003                                                   7,266
   2004                                                   5,681
   2005                                                   3,745
   Thereafter                                             7,719
--------------------------------------- ------------------------
                                                        $63,648
--------------------------------------- ------------------------

Total rent expense for all operating leases was $23,591,000, $19,480,000 and $13,842,000, for the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

(5) AMERICA ONLINE, INC. ("AOL") AGREEMENT

In November 1999, Electronic Arts Inc., EA.com and AOL entered into a five year agreement which establishes the basis for EA.com's production of a games site on the world wide web that will be available to AOL subscribers and to users of other branded AOL properties. Under this agreement, EA.com is required to launch its site no later than June 1, 2000, although, under certain circumstances described in the agreement, this date can be extended to September 1, 2000. If the site is not launched within the specified time frame, and if prescribed additions to the site are not achieved within a specified time frame or the site does not contain content as required under the agreement, then, under certain circumstances, AOL would have the ability to terminate the agreement.

The Company is required to pay $50,000,000 to AOL as a carriage fee (including certain advertising fees of which $604,000 was expensed for the fiscal year ended March 31, 2000) under the AOL agreement. Of this amount, $25,000,000 was paid upon signing the agreement and the remainder is due in four equal installments on the first four anniversaries of the initial payment. Payment of the first annual installment of $6,250,000 will be accelerated to June 1, 2000 since certain launch requirements will not be met by that date. The Company is also required to pay to AOL $31,000,000 as an advance of a minimum guaranteed revenue share for revenues generated by subscriptions and other certain commercial transactions on the EA.com site. Of this amount $11,000,000 was paid upon signing of the agreement and the remainder is due in four equal annual installments on the first anniversary of the initial payment. The fair value of the payments made under the AOL agreement was determined by an independent valuation and the resulting amounts will be amortized (beginning with the site launch) over the remaining term of the five year agreement. Advances of $35,395,000 are included in other long-term assets as of March 31, 2000.

The Company also committed to spend $15,000,000 in offline media advertisments promoting its games on AOL during the term of the agreement.

Sale of Class B Common Stock and Warrant to AOL

In connection with the agreement with AOL, the Company sold shares of Class B common stock to AOL (the "AOL Shares") representing 10 percent of the initial equity value attributable to EA.com valued at $18,700,000.

In addition to the AOL Shares, the Company sold AOL a warrant (the "AOL Warrant") to purchase shares of Class B common stock representing an additional 5 percent of the initial equity value attributable to EA.com for $1,300,000. The aggregate exercise price of the AOL Warrant will be $40,000,000. The AOL Warrant expires at the latest at the fifth anniversary of its date of issuance, and under certain conditions may expire at an earlier date.

AOL Exchange Rights

If a Qualified Public Offering (as defined in the AOL Agreement) does not occur within 12 months following the initial sale of the AOL Shares to AOL, then AOL may exchange their Class B common stock shares for a number of Class A common stock based on the ratio of per share price paid by AOL for the Class B stock relative to $83.7958.


(6)  CONCENTRATION OF CREDIT RISK

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


(7)  LITIGATION

The Company is subject to pending claims and litigation. Management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits would not have a material adverse effect upon the consolidated financial condition of the Company.


(8)  PREFERRED STOCK

At March 31, 2000 and 1999, the Company had 10,000,000 and 1,000,000 shares, respectively, of Preferred Stock authorized but unissued. The rights, preferences, and restrictions of the Preferred Stock may be designated by the Board of Directors without further action by the Company's stockholders.


(9)  TREASURY STOCK

In February 1999, the Board of Directors approved a plan to purchase up to two million shares of the Company's common stock. For the year ended March 31, 2000, the Company did not repurchase shares. For the year ended March 31, 1999, the Company repurchased 222,500 shares for approximately $9,001,000 under this program. For the fiscal years ended March 31, 2000 and 1999, 122,563 and 99,937 shares were reissued under the Company's Stock Plans, respectively.

When treasury shares were reissued, any excess of the average acquisition cost of the shares over the proceeds from reissuance was charged to retained earnings.

 (10) STOCK PLANS

(a)  Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan program whereby eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares at 85% of the lower of the fair market value of the Common Stock on the date of commencement of the offering or on the last day of the six-month purchase period. The program commenced in September 1991. In fiscal 2000, 245,523 shares were purchased by the Company and distributed to employees at prices ranging from $32.41 to $58.28. In fiscal 1999, 241,514 shares were purchased by the Company and distributed to employees at prices ranging from $26.19 to $36.60. In fiscal 1998, 199,680 shares were purchased by the Company and distributed to employees at prices ranging from $26.14 to $26.19 per share. The weighted average fair value of the fiscal 2000, fiscal 1999 and fiscal 1998 awards was $20.00, $18.27 and $9.43, respectively. Under the Employee Stock Purchase Plan 30,928 shares were distributed from reissued treasury stock in fiscal 1999. No shares were distributed from reissued treasury stock in fiscal 2000 or fiscal 1998. At March 2000, the Company had 366,921 shares of its Common Stock reserved for future issuance under the Plan.

Prior to the Maxis merger in July 1997, Maxis employees were eligible to participate in an employee stock purchase plan. In fiscal 1998, Maxis purchased 7,684 shares under this plan which were distributed to participating employees. Shares were purchased at prices ranging from $27.70 to $27.99 in fiscal 1998.

(b)  Stock Option Plans

The Company's 1991 Stock Option Plan, 1993 Stock Option Plan, 1995 Stock Option Plan, and Directors' Plan ("Option Plans") provide stock options for employees, officers and directors. Pursuant to these Option Plans, the Board of Directors may grant non-qualified and incentive stock options to employees and officers and non-qualified options to directors, at not less than the fair market value on the date of grant.

Together with the Tracking Stock Proposal, the stockholders approved the Electronic Arts Inc. 2000 Class B Equity Incentive Plan and the Electronic Arts Inc. 2000 Class A Equity Incentive Plan. The Class B equity plan allows the award of stock options or restricted stock for up to an aggregate of 6,000,000 shares of Class B common stock and the Class A equity plan allows the award of stock options and restricted stock for up to an aggregate of 3,100,000 shares of Class A common stock. Each includes a provision for automatic option grants to the Company's outside directors. As of March 31, 2000 there were no shares granted under either plan.

Under the Company's stock option plans, 122,563 and 69,009 shares were reissued from treasury stock in fiscal 2000 and 1999, respectively. No shares were distributed from reissued treasury stock in fiscal 1998.

The options generally expire ten years from the date of grant and are generally exercisable in monthly increments over 50 months. Certain options assumed in connection with the Maxis merger in fiscal 1998 expire ten years from the date of grant, and vest and become exercisable at a rate of 25% on the first anniversary of the date of grant and 25% of the shares each year thereafter.

Class B common stock grants will generally vest over 50 months with 2% vesting per month.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for options granted under the Company's employee-based stock option plans. Had compensation expense been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, the Company's pro forma net income and net income per share for fiscal 2000, 1999 and 1998 would have been:

(In thousands, except per share data)
=================================================================
                             2000         1999        1998
-----------------------------------------------------------------
Net income
   As reported                  $116,751     $72,872     $72,562
   Pro forma                    $ 78,380     $45,886     $52,892

Earnings per share
   As reported - basic             $1.86       $1.20       $1.23
   Pro forma - basic               $1.26       $0.77       $0.91
   As reported - diluted           $1.76       $1.15       $1.19
   Pro forma - diluted             $1.19       $0.74       $0.88
-----------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions are used for grants made in 2000, 1999 and 1998 under the stock plans: risk-free interest rates of 4.93% to 6.54% in 2000; 4.39% to 5.55% in 1999; and 5.31% to
6.42% in 1998; expected volatility of 65% in fiscal 2000, 59% in fiscal 1999 and 58% in fiscal 1998; expected lives of 2.29 years in fiscal 2000, 2.27 years in fiscal 1999 and 2.25 years in fiscal 1998 under the Option Plans and one year for the Employee Stock Purchase Plan. No dividends are assumed in the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized when they occur. The above disclosures include options granted under the former Maxis option plans as if they were initially granted by the Company.

Because SFAS 123 is applicable only to options granted subsequent to March 31, 1995, the impact of non-vested stock options granted prior to this date has been excluded from the pro forma calculation. Accordingly, pro forma adjustments are not indicative of future period pro forma adjustments as the pro forma effect will not be fully reflected until subsequent years.

Additional  information regarding options outstanding as of March 31, 2000 is as follows:
                              ==================================================================

                              ------------------------------------------------------------------
                                         Options Outstanding              Options Exercisable
                              ------------------------------------------------------------------
                                              Weighted-
                                                Average    Weighted-                  Weighted-
                                              Remaining      Average                    Average
                                Number of   Contractual     Exercise     Number of     Exercise
Range of Exercise Prices           Shares          Life        Price        Shares        Price
------------------------------------------------------------------------------------------------
$  1.990 -  $23.500             1,684,898          4.21       $16.48     1,444,433       $15.34
  23.750 -   29.875             1,544,350          6.52        27.37     1,144,030        27.66
  30.000 -   35.000             1,524,245          6.97        34.15       653,137        33.49
  35.063 -   43.125             1,263,602          8.08        39.64       365,063        40.01
  43.625 -   46.875             1,467,705          8.62        44.61       404,804        44.12
  47.125 -   57.938             1,025,608          8.77        50.62       208,722        49.82
  59.750                        1,826,819          9.39        59.75       205,977        59.75
  66.375 -   83.875               761,102          9.68        74.38        20,293        72.67
  87.813                          185,600          9.93        87.81            56        87.81
  91.938                          183,025          9.65        91.94         7,147        91.94

------------------------------------------------------------------------------------------------
$  1.990 -  $91.938            11,466,954          7.65       $42.60     4,453,662       $29.86
================================================================================================

The following  summarizes  the activity  under the Company's  stock option plans during the fiscal years ended March 31, 2000, 1999 and 1998:
                                                       =========================================
                                                                 Options Outstanding
                                                       -----------------------------------------
                                                                              Weighted-Average
                                                                  Shares        Exercise Price
                                                       -----------------------------------------
Balance at March 31, 1997                                      8,323,568                 $21.97

Granted                                                        3,833,539                  32.92
Canceled                                                        (616,275)                 37.96
Exercised                                                     (1,688,702)                 18.92
                                                       -----------------------------------------
Balance at March 31, 1998 (3,961,559 shares were
exercisable at a weighted average price of $18.83)             9,852,130                  25.76

Granted                                                        3,147,216                  44.18
Canceled                                                        (568,983)                 34.74
Exercised                                                       (991,104)                 22.73
                                                       -----------------------------------------
Balance at March 31, 1999 (5,094,075 shares were
exercisable at a weighted average price of $22.79)            11,439,259                  30.65

Granted                                                        3,907,976                  63.84
Canceled                                                        (860,586)                 43.36
Exercised                                                     (3,019,695)                 24.83
                                                       -----------------------------------------
Balance at March 31, 2000                                     11,466,954                 $42.60
                                                       -----------------------------------------
Options available for grant at March 31, 2000                  3,582,266

(11) PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2000 and 1999 consisted of:

================================================================================
                                                             2000        1999
--------------------------------------------------------------------------------
                                                              (in thousands)
Computer equipment and software                            $213,815    $127,330
Buildings                                                    99,819      62,413
Land                                                         51,686      50,570
Office equipment, furniture and
   fixtures                                                  25,210      21,296
Leasehold improvements                                       12,157       5,749
Warehouse equipment and other                                 3,914       3,813
--------------------------------------------------------------------------------
                                                            406,601     271,171
Less accumulated depreciation and
   amortization                                            (121,135)    (89,905)
--------------------------------------------------------------------------------
                                                           $285,466    $181,266
--------------------------------------------------------------------------------

Depreciation and amortization expenses associated with property and equipment amounted to $34,736,000, $34,581,000 and $26,215,000, for the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

(12) ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities at March 31, 2000 and 1999 consisted of:

================================================================================
                                                             2000         1999
--------------------------------------------------------------------------------
                                                             (in thousands)
Accrued compensation and benefits                          $ 59,580     $ 46,541
Accrued expenses                                             37,840       46,595
Accrued royalties                                            36,566       36,429
Accrued income taxes                                         22,682       23,724
Warranty reserve                                              8,886        7,900
Deferred revenue                                              1,847        8,206
Deferred income taxes                                           198        2,933
--------------------------------------------------------------------------------
                                                           $167,599     $172,328
--------------------------------------------------------------------------------

(13)  BUSINESS COMBINATIONS AND DIVESTITURE

(a) Kesmai

On February 7, 2000, the Company acquired Kesmai Corporation (now referred to as "Kesmai") from News America Corporation ("News Corp") in exchange for $22,500,000 in cash and approximately 103,000 shares of the Company's existing common stock valued at $8,650,000. Kesmai(TM) specializes in the design and development of multiplayer games delivered directly to consumers over the Internet and is a major provider of game content to the Games Channel on the AOL service. The issuance of these shares was temporary, pending the authorization of Class B common stock. Subsequently, on March 22, 2000, Class B shares were authorized. The Company granted 5 percent of the initial equity attributable to EA.com to News Corp, adjusting the total common stock consideration relating to the acquisition by $703,000 to $9,353,000. The Company has contributed Kesmai to the EA.com division.

The Company is also committed to spend $5 million in advertising with News Corp. or any of its affiliates.

If a qualified public offering of Class B common stock does not occur within twenty-four months of News Corp's purchase of such shares, then News Corp has the right to (1) exchange Class B common stock for approximately 103,000 shares of Class A common stock, and (2) receive cash from Electronic Arts in the amount of $9,650,000.

The acquisition has been accounted for under the purchase method. The results of operations of Kesmai and the estimated fair market values of the acquired assets and liabilities have been included in the consolidated financial statements from the date of acquisition. The adjusted allocation of the excess purchase price over the net tangible liabilities assumed was $32,815,000, of which, based on management's estimates prepared in conjunction with a third party valuation consultant, $3,869,000 was allocated to purchased in-process research and development and $28,946,000 was allocated to other intangible assets. Amounts allocated to other intangibles include goodwill of $18,932,000, existing technology of $3,992,000, amounts attributed to a prior AOL agreement of $3,131,000 and other intangibles of $2,891,000. The allocation of intangible assets is being amortized over lives ranging from two to seven years.

Purchased in-process research and development includes the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this non-recurring item was expensed in the Consolidated Statement of Income upon consummation of the acquisition. The non-recurring charge for in-process research and development reduced diluted earnings per share by approximately $0.04 in the fiscal year 2000.

In connection with the acquisition of Kesmai, the Company allocated and expensed $3,869,000 of the purchase price to acquired in-process technology. Kesmai had various projects in progress at the time of the acquisition. As of the acquisition date, costs to complete Kesmai projects acquired were expected to be approximately $10,550,000 in future periods. The Company believes there have been no significant changes to these estimates as of March 31, 2000. The Company currently expects to complete the development of these projects at various dates through fiscal 2002 and to publish the projects upon completion. In conjunction with the merger of Kesmai, the Company accrued approximately $200,000 related to direct transaction costs and other related costs. At March 31, 2000 there were $133,000 in accruals remaining related to these items.

The purchase price for the Kesmai transaction was allocated to assets acquired and liabilities assumed as set forth below (in thousands):

================================================================================
Current assets (net of cash acquired)                                     $ 605
Fixed assets (net of depreciation)                                          759
In-process technology                                                     3,869
Goodwill and other intangibles                                           28,946
Liabilities                                                             (2,326)
--------------------------------------------------------------------------------
Total cash and stock paid                                               $31,853
--------------------------------------------------------------------------------

The following table reflects unaudited pro forma combined results of operations of the Company and Kesmai on the basis that the acquisition had taken place on April 1, 1998 (in thousands, except per share data):

================================================================================
                                                          Year Ended March 31,
                                                          2000          1999
--------------------------------------------------------------------------------
Net revenues                                           $1,421,313    $1,223,444
Net income                                             $  113,996      $ 64,237
Net income per share - basic                                $1.81         $1.06
Net income per share - diluted                              $1.72         $1.02
Number of shares used in
computation - basic                                        62,830        60,748
Number of shares used in
computation - diluted                                      66,371        63,272
--------------------------------------------------------------------------------

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1999 or of future operations of the combined companies under the ownership and management of the Company.

(b) Westwood Studios

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

In conjunction with the merger of Westwood, the Company accrued approximately $1,500,000 related to direct transaction costs and other related accruals. At March 31, 2000, there were $500,000 in accruals remaining related to these items.

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
--------------------------------------------------------------------------------


The following table reflects unaudited pro forma combined results of operations of the Company and Westwood on the basis that the acquisition had taken place on April 1, 1997 (in thousands, except per share data):

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

(c) ABC Software

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

(d) Square Co., Ltd.

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

(e) Maxis, Inc.

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

In conjunction with the merger of Maxis, the Company recorded costs of $10,792,000. This charge included direct transaction fees for investment bankers, attorneys, accountants, and other related costs of approximately $2,781,000 and costs associated with integrating the operations of the two companies of approximately $8,011,000. Included in the integration costs were redundant facility costs, severance payments, equipment abandonment costs and other asset write downs, contract termination charges and other related expenses. Of the total merger costs, approximately $5,185,000 related to cash expenditures while approximately $5,607,000 related to noncash charges. At March 31, 2000, there were no accruals remaining related to these merger related costs.

(f)  Creative Wonders, LLC

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

(g) Other Business Combinations

Additionally, during the year ended March 31, 2000, the Company acquired two software development companies. In connection with these acquisitions, the Company incurred a charge of $2,670,000 for acquired in-process technology. The charge was made after the Company concluded that the in-process technology had not reached technological feasibility and had no alternative future use after taking into consideration the potential for usage of the software in different products and resale of the software.

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

(14) INCOME TAXES

   The Company's pretax income from operations for the fiscal years ended March 31, 2000, 1999 and 1998 consisted of the following components:

===============================================================================
(in thousands)                               2000         1999         1998
-------------------------------------------------------------------------------

Domestic                                     $104,096     $ 79,789     $51,620
Foreign                                        65,718       38,669      56,640
-------------------------------------------------------------------------------
Total pretax income                          $169,814     $118,458    $108,260
-------------------------------------------------------------------------------

Income tax expense (benefit) for the fiscal years ended March 31, 2000, 1999 and 1998 consisted of:
================================================================================
(in thousands)                                 Current      Deferred     Total
--------------------------------------------------------------------------------

2000:
   Federal                                      $2,766       $3,231      $5,997
   State                                           299          859       1,158
   Foreign                                      15,573       (2,649)     12,924
   Charge in lieu of taxes
     from employee stock plans                  32,563            -      32,563
--------------------------------------------------------------------------------
                                               $51,201       $1,441     $52,642
--------------------------------------------------------------------------------

1999:
   Federal                                     $31,204     $(10,340)    $20,864
   State                                         4,401       (2,590)      1,811
   Foreign                                      15,715        1,410      17,125
   Charge in lieu of taxes
     from employee stock plans                   5,614            -       5,614
--------------------------------------------------------------------------------
                                               $56,934     $(11,520)    $45,414
--------------------------------------------------------------------------------

   1998:
   Federal                                     $14,751      $(7,585)     $7,166
   State                                         1,361         (727)        634
   Foreign                                      18,561        1,434      19,995
   Charge in lieu of taxes
     from employee stock plans                   7,931            -       7,931
--------------------------------------------------------------------------------
                                               $42,604      $(6,878)    $35,726
--------------------------------------------------------------------------------


The components of the net deferred tax assets as of March 31, 2000 and 1999 consist of:

================================================================================
(in thousands)                                                2000       1999
--------------------------------------------------------------------------------
Deferred tax assets:
   Accruals, reserves and other expenses                    $70,131     $76,015
--------------------------------------------------------------------------------
       Total gross deferred tax assets                       70,131      76,015
       Less:  valuation allowance                                 -           -
--------------------------------------------------------------------------------
       Net deferred tax assets                              $70,131     $76,015
--------------------------------------------------------------------------------

Deferred tax liabilities:
   Undistributed earnings of DISC                            (1,487)     (1,784)
   Prepaid royalty expenses                                 (38,562)    (43,681)
   Fixed assets                                              (3,249)          -
   Unrealized gains on marketable
   securities                                                   (68)     (1,395)
   Other                                                          -        (949)
--------------------------------------------------------------------------------
       Total gross deferred tax                            $(43,366)   $(47,809)
       liabilities
--------------------------------------------------------------------------------
       Net deferred tax asset                               $26,765     $28,206
--------------------------------------------------------------------------------


At March 31, 2000, deferred tax assets of $26,963,000 were included in other current assets.

The differences between the statutory income tax rate and the Company's effective tax rate, expressed as a percentage of income before provision for income taxes, for the years ended March 31, 2000, 1999 and 1998 were as follows:

================================================================================
                                                       2000      1999      1998
--------------------------------------------------------------------------------
Statutory Federal tax rate                             35.0%   35.0%       35.0%
State taxes, net of Federal benefit                     1.5     1.5         1.0
Differences between statutory rate
   and foreign effective tax rate                     (2.8)    (2.5)       (2.2)
Research and development credits                      (1.7)    (2.1)       (0.6)
Nondeductible acquisition costs                           -     7.4           -
Other                                                 (1.0)    (1.0)       (0.2)
--------------------------------------------------------------------------------
                                                      31.0%    38.3%       33.0%
--------------------------------------------------------------------------------

The Company provides for U.S. taxes on an insignificant portion of the undistributed earnings of its foreign subsidiaries and does not provide taxes on the remainder. We have not provided for Federal income tax on approximately $165,000,000 of undistributed earnings of our foreign subsidiaries, since we intend to reinvest this amount in foreign subsidiary operations indefinitely.

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

(15) INTEREST AND OTHER INCOME, NET

Interest and other income, net for the years ended March 31, 2000, 1999 and 1998 consisted of:

================================================================================
(in thousands)                                    2000       1999       1998
--------------------------------------------------------------------------------

Interest income                                $13,744    $12,625    $13,649

Gain on disposition of assets,
   net                                           8,339        725     14,910
Foreign currency losses                         (1,781)    (1,168)      (517)
Equity in net gain (loss) of
   affiliates                                    1,138       (155)    (1,162)
Other income (expense), net                     (5,412)     1,153     (2,069)
--------------------------------------------------------------------------------
                                               $16,028    $13,180    $24,811
--------------------------------------------------------------------------------

(16) COMPREHENSIVE INCOME

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

The change in the components of accumulated other comprehensive income, net of taxes, is summarized as follows (in thousands):

================================================================================

                                           Foreign    Unrealized        Accumu-
                                          currency         gains    lated other
                                       translation   (losses) on     comprehen-
                                       adjustments   investments    sive income
--------------------------------------------------------------------------------
Balance at March
31, 1997                                  $(1,925)        $2,593           $668
Other
comprehensive loss                         (1,273)         (863)        (2,136)
--------------------------------------------------------------------------------
Balance at March
31, 1998                                   (3,198)         1,730        (1,468)
Other
comprehensive
income (loss)                              (2,643)         1,544        (1,099)
--------------------------------------------------------------------------------
Balance at March
31, 1999                                   (5,841)         3,274        (2,567)
Other
comprehensive loss                           (339)       (3,455)        (3,794)
--------------------------------------------------------------------------------
Balance at March
31, 2000                                  $(6,180)        $(181)       $(6,361)
--------------------------------------------------------------------------------

Change in unrealized gains (losses) on investments, net are shown net of taxes of $(1,553,000), $727,000 and $(426,000) in fiscal 2000, 1999 and 1998, respectively.

The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(17) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(18) SEGMENT INFORMATION

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

As a result of the approval of the Tracking Stock proposal to authorize issuance of a new series of common stock designated as Class B common stock, intended to reflect the performance of EA.com, management considers EA.com a separate reportable segment. Accordingly, prior period information has been restated to disclose separate segments. The Company operates in two principal business segments globally:

     o Electronic Arts core ("EA Core") business segment: creation, marketing and distribution of entertainment software.

     o EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online.

Please see the discussion regarding segment reporting in the MD&A.


Information about Electronic Arts business segments is presented below for the fiscal years ended March 31, 2000, 1999, 1998 (in thousands):

                                                                          Year Ended March 31, 2000
                                                   ------------------------------------------------------------------------
                                                            EA Core                  Adjustments and
                                                      (excl. EA.com)       EA.com       Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                 $1,399,093       $ 20,918            $    -           $1,420,011
Group sales                                                   2,014              -           (2,014) (a)                -
                                                   ------------------------------------------------------------------------
       Total net revenues                                 1,401,107         20,918           (2,014)            1,420,011
                                                   ------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers              700,024          5,784                 -              705,808
Group cost of goods sold                                          -          2,014           (2,014)                    -
                                                   ------------------------------------------------------------------------
       Total cost of goods sold                             700,024          7,798           (2,014)              705,808
                                                   ------------------------------------------------------------------------
Gross profit                                                701,083         13,120                 -              714,203
Operating expenses:
    Marketing and sales                                     185,714          2,914                 -              188,628
    General and administrative                               87,513          4,989                 -               92,502
    Research and development                                205,933         34,775           20,051 (b)           260,759
    Network development and support                               -         20,051          (20,051)                    -
    Charge for acquired in-process technology                 2,670          3,869                 -                6,539
    Amortization of intangibles                              10,866          1,123                 -               11,989
                                                   ------------------------------------------------------------------------
Total operating expenses                                    492,696         67,721                 -              560,417
                                                   ------------------------------------------------------------------------
Operating income (loss)                                     208,387        (54,601)                -              153,786
Interest and other income, net                               16,017             11                 -               16,028
                                                   ------------------------------------------------------------------------
 Income (loss) before provision for income
       taxes and minority interest                          224,404        (54,590)                -              169,814
Provision for income taxes                                   52,642              -                 -               52,642
                                                   ------------------------------------------------------------------------
Income (loss) before minority interest                      171,762        (54,590)                -              117,172
Minority interest in consolidated joint venture                (421)             -                 -                 (421)
                                                   ------------------------------------------------------------------------
Net income (loss)                                           171,341        (54,590)                -              116,751
                                                   ------------------------------------------------------------------------
Interest income                                              13,733             11                 -               13,744
Depreciation and amortization                                39,818          6,907                 -               46,725
Identifiable assets                                       1,085,411        106,901                 -            1,192,312
Capital expenditures                                         97,279         37,605                 -              134,884



                                                                          Year Ended March 31, 1999
                                                   ------------------------------------------------------------------------
                                                            EA Core       EA.com     Adjustments and      Electronic Arts
                                                      (excl. EA.com)                    Eliminations
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                 $1,204,689       $17,174              $   -           $1,221,863
Group sales                                                     985             -              (985)(a)                 -
                                                   ------------------------------------------------------------------------
       Total net revenues                                 1,205,674        17,174              (985)            1,221,863
                                                   ------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers              624,252         3,571                 -              627,823
Group cost of goods sold                                          -           985              (985)                    -
                                                   ------------------------------------------------------------------------
       Total cost of goods sold                             624,252         4,556              (985)              627,823
                                                   ------------------------------------------------------------------------
Gross profit                                                581,422        12,618                 -               594,040
Operating expenses:
    Marketing and sales                                     161,029         2,378                 -               163,407
    General and administrative                               74,995         1,224                 -                76,219
    Research and development                                181,245         8,050             9,846 (b)           199,141
    Network development and support                               -         9,846            (9,846)                    -
    Charge for acquired in-process technology                44,115             -                 -                44,115
    Amortization of intangibles                               5,880             -                 -                 5,880
                                                   ------------------------------------------------------------------------
Total operating expenses                                    467,264        21,498                 -               488,762
                                                   ------------------------------------------------------------------------
Operating income (loss)                                     114,158        (8,880)                -               105,278
Interest and other income, net                               13,180             -                 -                13,180
                                                   ------------------------------------------------------------------------
 Income (loss) before provision for income
       taxes and minority interest                          127,338        (8,880)                -               118,458
Provision for income taxes                                   45,414             -                 -                45,414
                                                   ------------------------------------------------------------------------
Income (loss) before minority interest                       81,924        (8,880)                -                73,044
Minority interest in consolidated joint venture                (172)            -                 -                  (172)
                                                   ------------------------------------------------------------------------
Net income (loss)                                            81,752        (8,880)                -                72,872
                                                   ------------------------------------------------------------------------

Interest income                                              12,625             -                 -                12,625
Depreciation and amortization                                40,271           190                 -                40,461
Identifiable assets                                         898,905         2,968                 -               901,873
Capital expenditures                                        113,939         1,881                 -               115,820



                                                                          Year Ended March 31, 1998
                                                   ------------------------------------------------------------------------
                                                             EA Core       EA.com    Adjustments and      Electronic Arts
                                                      (excl. EA.com)                    Eliminations
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                   $897,877       $10,975             $    -             $908,852
Group sales                                                     538             -               (538)(a)                -
                                                   ------------------------------------------------------------------------
       Total net revenues                                   898,415        10,975               (538)             908,852
                                                   ------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers              478,967         2,266                  -              481,233
Group cost of goods sold                                          -           538               (538)                   -
                                                   ------------------------------------------------------------------------
       Total cost of goods sold                             478,967         2,804               (538)             481,233
                                                   ------------------------------------------------------------------------
Gross profit                                                419,448         8,171                  -              427,619
Operating expenses:
    Marketing and sales                                     125,711         2,597                  -              128,308
    General and administrative                               57,650           188                  -               57,838
    Research and development                                137,360         5,352              3,020 (b)          145,732
    Network development and support                               -         3,020             (3,020)                   -
    Charge for acquired in-process technology                 1,500             -                  -                1,500
    Merger costs                                             10,792             -                  -               10,792
                                                   ------------------------------------------------------------------------
Total operating expenses                                    333,013        11,157                  -              344,170
                                                   ------------------------------------------------------------------------
Operating income (loss)                                      86,435        (2,986)                 -               83,449
Interest and other income, net                               24,811             -                  -               24,811
                                                   ------------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                           111,246        (2,986)                 -              108,260
Provision for income taxes                                   35,726             -                  -               35,726
                                                   ------------------------------------------------------------------------
Income (loss) before minority interest                       75,520        (2,986)                 -               72,534
Minority interest in consolidated joint venture                  28             -                  -                   28
                                                   ------------------------------------------------------------------------
Net income (loss)                                            75,548       (2,986)                  -               72,562
                                                   ------------------------------------------------------------------------
Interest income                                              13,649            -                   -               13,649
Depreciation and amortization                                26,805          102                   -               26,907
Identifiable assets                                         745,000          681                   -              745,681
Capital expenditures                                         44,715          523                   -               45,238

(a) Represents elimination of intercompany sales of Electronic Arts packaged goods products to EA.com; and represents elimination of royalties paid to Electronic Arts by EA.com for intellectual property rights.

(b) Represents reclassification of Network Development and Support to Research and Development.

                                       67

Information about Electronic Arts' operations in the North America and foreign areas for the fiscal years ended March 31, 2000, 1999 and 1998 is presented below:

                                                                                 Asia
(in thousands)                                                                Pacific
                                                   North                   (excluding
                                                 America         Europe        Japan)        Japan    Eliminations          Total
                                          --------------- -------------- ------------- ------------ --------------- --------------
Fiscal 2000:
Net revenues from unaffiliated
   customers                                    $846,637       $492,430       $47,573      $33,371       $      -     $ 1,420,011
Intercompany revenues                             28,701         28,385         9,059            -        (66,145)              -
                                          --------------- -------------- ------------- ------------ --------------- --------------
    Total net revenues                           875,338        520,815        56,632       33,371        (66,145)      1,420,011
                                          =============== ============== ============= ============ =============== ==============
Operating income                                 101,919         48,712         3,623        1,921         (2,389)        153,786
Interest income                                   11,775          1,755           214            -              -          13,744
Depreciation and amortization                     35,114          9,968           473        1,170              -          46,725
Capital expenditures                              78,298         54,379         1,447          760              -         134,884
Identifiable assets                              734,626        418,034        18,019       21,633              -       1,192,312
Long-lived assets                                244,845        154,475         3,306        3,975              -         406,601
Fiscal 1999:
Net revenues from unaffiliated
   customers                                    $704,998       $443,937       $39,560      $33,368       $      -      $1,221,863
Intercompany revenues                             32,216         15,062         2,800           12        (50,090)              -
                                          --------------- -------------- ------------- ------------ --------------- --------------
    Total net revenues                           737,214        458,999        42,360       33,380        (50,090)      1,221,863
                                          =============== ============== ============= ============ =============== ==============
Operating income                                  78,826         21,052         3,208        2,192              -         105,278
Interest income                                    9,931          2,551           143            -              -          12,625
Depreciation and amortization                     29,272          9,399           506        1,284              -          40,461
Capital expenditures                              54,029         58,383           418        2,990              -         115,820
Identifiable assets                              596,357        268,152        20,938       16,426              -         901,873
Long-lived assets                                174,582         91,546         2,051        2,992              -         271,171
Fiscal 1998:
Net revenues from unaffiliated
   customers                                    $519,423       $325,938       $41,494      $21,997       $      -      $  908,852
Intercompany revenues                             45,913         21,613           513          133        (68,172)              -
                                          --------------- -------------- ------------- ------------ --------------- --------------
    Total net revenues                           565,336        347,551        42,007       22,130        (68,172)        908,852
                                          =============== ============== ============= ============ =============== ==============
Operating income (loss)                           31,852         51,807         6,995       (7,205)             -          83,449
Interest income                                   10,931          2,471           247            -              -          13,649
Depreciation and amortization                     20,826          4,541           661          879              -          26,907
Capital expenditures                              25,423         18,035           669        1,111              -          45,238
Identifiable assets                              515,728        201,988        17,347       10,618              -         745,681
Long-lived assets                                143,398         36,300         1,959        4,805              -         186,462

For the fiscal year ended March 31, 2000 and March 31, 1999, Electronic Arts had sales to one customer which represented 12% of total net revenues in both years. The Company had no sales to any one customer in excess of 10% of total net revenues for fiscal years ended March 31, 1998.

Information about Electronic Arts' net revenues by product line for the fiscal years ended March 31, 2000, 1999 and 1998 is presented below (in thousands):

================================================================================
                                        2000              1999            1998
--------------------------------------------------------------------------------
PlayStation                         $586,821          $519,830        $380,299
PC                                   397,777           270,793         231,034
Affiliated label                     275,333           248,105         185,865
N64                                  120,415           152,349          56,677
License, OEM and Other                39,665            30,786          54,977
--------------------------------------------------------------------------------
                                  $1,420,011        $1,221,863        $908,852
--------------------------------------------------------------------------------

QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

(In thousands, except per share data)
                                                                  Quarter Ended
                                           -----------------------------------------------------------         Year
                                               June 30         Sept. 30       Dec. 31       March 31           Ended
                                           -----------------------------------------------------------------------------
Fiscal 2000:
Net revenues                                  $186,120         $ 338,887      $600,691       $294,313         $1,420,011
Operating income (loss)                           (849)           23,697       129,536          1,402            153,786
Net income                                       2,326 (a)        18,132 (a)    92,861 (a)      3,432 (b)        116,751
Net income per share - basic                  $   0.04 (a)     $    0.29 (a)  $   1.47 (a)   $   0.05 (b)     $     1.86
Net income per share - diluted                $   0.04 (a)     $    0.28 (a)  $   1.38 (a)   $   0.05 (b)     $     1.76
Common stock price per share
     High                                     $  54.81         $   76.19      $ 120.94       $ 102.19         $   120.94
     Low                                      $  45.63         $   52.88      $  66.44       $  69.00         $    45.63
Fiscal 1999:
Net revenues                                  $178,221         $ 245,763      $520,155       $277,724         $1,221,863
Operating income (loss)                          3,050           (29,545)      102,439         29,334            105,278
Net income (loss)                                3,700 (c)       (25,273)(d)    72,531 (e)     21,914 (e)         72,872
Net income (loss) per share - basic           $   0.06 (c)     $   (0.42)(d)  $   1.19 (e)   $   0.36 (e)     $     1.20
Net income (loss) per share - diluted         $   0.06 (c)     $   (0.42)(d)  $   1.15 (e)   $   0.35 (e)     $     1.15
Common stock price per share
     High                                     $  54.81         $   55.56      $  56.00       $  52.19         $    56.00
     Low                                      $  41.63         $   38.13      $  33.88       $  38.25         $    33.88
Fiscal 1998:
Net revenues                                  $123,712         $ 189,828      $391,245       $204,067         $  908,852
Operating income (loss)                         (4,807)           (3,080)       70,983         20,353             83,449
Net income (loss)                               (1,451)               41 (f)    58,620 (g)     15,352             72,562
Net income (loss) per share - basic           $  (0.02)        $       - (f)  $   0.99 (g)   $   0.26         $     1.23
Net income (loss) per share - diluted         $  (0.02)        $       - (f)  $   0.96 (g)   $   0.25         $     1.19
Common stock price per share
     High                                     $  35.38         $   37.50      $  39.56       $  46.94         $    46.94
     Low                                      $  20.13         $   30.75      $  29.94       $  34.94         $    20.13

(a) Net income and net income per share include goodwill amortization of $1.8 million, net of taxes.

(b) Net income and net income per share include one-time acquisition related charges of $4.5 million, net of taxes, incurred in connection with the acquisition of Kesmai and other business combinations made during the quarter as well as goodwill amortization of $2.9 million, net of taxes.

(c) Net income and net income per share include one-time acquisition related charges of $1.6 million, net of taxes, incurred in connection with the acquisition of two software development companies made during the quarter.

(d) Net income and net income per share include one-time acquisition related charges of $35.9 million, net of taxes, incurred in connection with the acquisition of Westwood Studios as well as goodwill amortization of $0.6 million, net of taxes.

(e) Net income and net income per share include goodwill amortization of $1.7 million, net of taxes.

(f) Net income and net income per share include one-time merger related charges of $7.2 million, net of taxes, incurred in connection with the merger of Maxis, Inc.

(g) Net income and net income per share include one-time acquisition related charges of $1.0 million, net of taxes, incurred in connection with the remaining minority ownership interest in Electronic Arts Victor, Inc. Net income and net income per share include a one-time gain on sale of Creative Wonders. LLC in the amount of $8.5 million, net of taxes.


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

                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors who are nominated for re-election required by Item 10 is incorporated herein by reference to the information in our definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Proposal No. 1 - Re-Election of Directors." The information regarding executive officers required by Item 10 is included in Item 4A hereof.


ITEM 11: EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the information in the Proxy Statement under the caption "Compensation of Executive Officers" specifically excluding the "Compensation Committee Report on Executive Compensation".


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the information in the Proxy Statement under the caption "Principal Stockholders" and "Amount and Nature of Shares Beneficially Owned."


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the information in the Proxy Statement under the caption "Certain Transactions."

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

      1.  Index to Financial Statements.                  Page(s) in Form 10-K

      Independent Auditors' Report                                 44
      Consolidated Balance Sheets as of March 31, 2000
          and 1999                                                 45
      Consolidated Statements of Income for the Years Ended
          March 31, 2000, 1999 and 1998                            46
      Consolidated Statements of Stockholders' Equity for the
          Years Ended March 31, 2000, 1999 and 1998                47
      Consolidated Statements of Cash Flows for the Years Ended
          March 31, 2000, 1999 and 1998                            49
      Notes to Consolidated Financial Statements for the Years
          Ended March 31, 2000, 1999 and 1998                      50-70

      2.  Financial Statement Schedule.

      The following financial statement schedule of Electronic Arts for the years ended March 31, 2000, 1999 and 1998 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Electronic Arts.

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

      3.   Exhibits.

      The following exhibits are filed as part of, or incorporated by reference into, this report:

      Number                         Exhibit Title
      ------                         -------------
      3.01 Registrant's Certificate of Incorporation, as amended to December 1, 1992. (1)
      3.02 Registrant's Certificate of Amendment of Certificate of Incorporation. (2)
      3.03     Registrant's By-Laws, as amended to date. (3)
      3.04 Amended and Restated Certificate of Incorporation of Electronic Arts Inc.
      4.01     Specimen Certificate of Registrant's Common Stock. (4)
      10.01 Registrant's 1982 Stock Option Plan, as amended to date, and related documents. (5) (6)
      10.02    Registrant's  Directors Stock Option Plan and related  documents.
               (6) (7)
      10.03    Description of Registrant's FY 2001 Executive Bonus Plan. (6)
      10.04 Directors and Officers and Company Reimbursement Indemnity Policy by and between Registrant and certain underwriters at Lloyd's, London and Continental Insurance Company, dated June 20, 1992.
               (8)
      10.05 Lease by and between Registrant, Electronic Arts Limited and Allied Dunbar Assurance PLC, dated June 24, 1987, for the Registrant's U.K. facilities. (9)

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
      10.31    Lease  Agreement by and between  Registrant and Dixie Warehouse &
               Cartage Co., dated April 10, 1995. (25)
      10.32    Commercial Earnest Money Contract between Novell, Inc. and ORIGIN
               Systems, Inc. dated April 13, 1995. (26)
      10.33    First  Amendment to  Commercial  Earnest Money  Contract  between
               Novell, Inc. and ORIGIN Systems, Inc. dated June 1, 1995. (27)
      10.34    Amendment  No.  1  to  Agreement  between   Registrant  and  Sega
               Enterprises, Inc. effective December 31, 1995. (28)
      10.35    Lease Agreement by and between  Registrant and Don Mattrick dated
               October 16, 1996. (29)
      10.36    Amended  and  Restated  Guaranty  from  Electronic  Arts Inc.  to
               Flatirons Funding, LP dated March 7, 1997. (30)
      10.37    Amended  and  Restated  Agreement  for  Lease  between  Flatirons
               Funding, LP and Electronic Arts Redwood Inc. dated March 7, 1997.
               (30)
      10.38    Amendment  No.  1 to  Lease  Agreement  between  Electronic  Arts
               Redwood Inc. and Flatirons Funding, LP dated March 7, 1997. (30)
      10.39    Employment  Agreement  by and  between  the  Registrant  and John
               Riccitiello dated August 29, 1997. (31)
      10.40    Lease  Agreement by and between  Registrant and John  Riccitiello dated August 29, 1997. (31)
      10.41    Employment  Agreement by and between Registrant and James "Rusty"
               Russell Rueff, Jr. dated September 9, 1998. (32)
      10.42    Lease Agreement by and between Registrant and Louisville Commerce
               Realty Corporation, dated April 1, 1999. (32)
      10.43    Option  agreement,  agreement  of purchase  and sale,  and escrow instructions  for Zones 2 and 4,  Electronic  Arts Business Park,
               Redwood Shores California, dated April 5, 1999. (32)
      10.44    Lease Agreement by and between Registrant and Spieker Properties,
               L.P., dated September 3, 1999. (33)
      21.01    Subsidiaries of the Registrant.
      23.01    Report on Financial  Statement  Schedule and Consent of KPMG LLP,
               Independent Auditors.
      23.02    Consent of Ernst & Young LLP, Independent Auditors (32)
      27       Financial Data Schedule
      99.01    Report of Ernst & Young LLP, Independent Auditors (32)
--------------------------------------------------------------------------------

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

     (32)   Incorporated  by  reference  to  similarly   numbered   exhibits  to
            Registrant's Annual Report on Form 10-K for the year ended March 31, 1999 (the "1999 Form 10-K").

     (33)   Incorporated  by  reference  to  similarly   numbered   exhibits  to
            Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 2000.

(c)      Exhibits:

         The Registrant hereby files as part of this Form 10-K the exhibits listed in Item 14(a)3, as set forth above.

(d)      Financial Statement Schedule:

         The Registrant hereby files as part of this Form 10-K the financial statement schedule listed in Item 14(a)2, as set forth on page 79.

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


                                           ELECTRONIC ARTS

                                           By: /s/ Lawrence F. Probst III
                                               ---------------------------------
                                               (Lawrence F. Probst III, Chairman
                                               of the Board and Chief Executive
                                               Officer)

                                           Date:    June 28, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 28th of June 2000.

         Name                                              Title
         ----                                              -----

   /s/ Lawrence F. Probst III                   Chairman of the Board
---------------------------------------        and Chief Executive Officer
   (Lawrence F. Probst III)

   /s/ E. Stanton McKee, Jr.                Executive Vice President and Chief
---------------------------------------    Financial and Administrative Officer
   (E. Stanton McKee, Jr.)

   /s/ David L. Carbone                          Vice President, Finance
---------------------------------------       (Principal Accounting Officer)
   (David L. Carbone)

Directors:

   /s/ M. Richard Asher                                  Director
---------------------------------------
   (M. Richard Asher)

   /s/ William J. Byron                                  Director
---------------------------------------
   (William J. Byron)

   /s/ Daniel H. Case III                                Director
---------------------------------------
   (Daniel H. Case III)

   /s/ Gary M. Kusin                                     Director
---------------------------------------
   (Gary M. Kusin)

   /s/ Timothy J. Mott                                   Director
---------------------------------------
   (Timothy J. Mott)

                                                ELECTRONIC ARTS INC. AND SUBSIDIARIES

                                                             SCHEDULE II

                                                  VALUATION AND QUALIFYING ACCOUNTS

                                              Years Ended March 31, 2000, 1999 and 1998
                                                           (in thousands)


                                                      Balance at       Charged to       Charged to                         Balance
                                                      Beginning        Costs and          Other                            at End
Description                                           of Period         Expenses        Accounts (1)      Deductions      of Period
-----------                                           ---------         --------        ------------      ----------      ---------
Year Ended March 31, 2000
   Allowance for doubtful
   accounts and returns                                $ 72,850         $179,952         $     39          $187,774         $ 65,067
                                                       ========         ========         ========          ========         ========


Year Ended March 31, 1999
   Allowance for doubtful
   accounts and returns                                $ 51,575         $161,297         $   (369)         $139,653         $ 72,850
                                                       ========         ========         ========          ========         ========


Year Ended March 31, 1998
   Allowance for doubtful
   accounts and returns                                $ 43,268         $ 82,706         $ (3,243)         $ 71,156         $ 51,575
                                                       ========         ========         ========          ========         ========


(1) Primarily the translation effect of using the average exchange rate for expense items and the year-ended exchange rate for the balance sheet item (allowance account).

                              ELECTRONIC ARTS INC.
                          2000 FORM 10-K ANNUAL REPORT

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                      EXHIBIT TITLE
------                      -------------
 3.04       Amended and Restated Certificate of Incorporation of Electronic Arts
            Inc.
10.03       Description of Registrant's FY 2001 Executive Bonus Plan
21.01       Subsidiaries of the Registrant
23.01       Report on  Financial  Statement  Schedule  and  Consent of KPMG LLP,
            Independent Auditors
27          Financial Data Schedule