Form 10-K/A
period 2000-03-31
ELECTRONIC ARTS INC
filed 2000-08-11
CIK 712515

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 2000

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

                               ELECTRONIC ARTS

                               By:       /s/ Lawrence F. Probst III
                                        ----------------------------------------
                                        (Lawrence F. Probst III, Chairman of the
                                         Board and Chief Executive Officer)

                               Date:    August 10, 2000

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this report has been signed  below by the  following  persons,  on behalf of the
Registrant in the capacities indicated and on the 10th of August 2000.
         Name                                                                        Title
         ----                                                                        -----
     /s/ Lawrence F. Probst III                                             Chairman of the Board
-----------------------------------------------------------              and Chief Executive Officer
     (Lawrence F. Probst III)

     /s/ E. Stanton McKee, Jr.                                         Executive Vice President and Chief
-----------------------------------------------------------           Financial and Administrative Officer
     (E. Stanton McKee, Jr.)

     /s/ David L. Carbone                                                   Vice President, Finance
-----------------------------------------------------------             (Principal Accounting Officer)
     (David L. Carbone)

Directors:

     /s/ M. Richard Asher                                                           Director
-----------------------------------------------------------
     (M. Richard Asher)

     /s/ William J. Byron                                                           Director
-----------------------------------------------------------
     (William J. Byron)

     /s/ Daniel H. Case III                                                         Director
-----------------------------------------------------------
     (Daniel H. Case III)

     /s/ Gary M. Kusin                                                              Director
-----------------------------------------------------------
     (Gary M. Kusin)

     /s/ Timothy J. Mott                                                            Director
-----------------------------------------------------------
     (Timothy J. Mott)

