Form 10-Q
period 2000-06-30
ELECTRONIC ARTS INC
filed 2000-08-14
CIK 712515

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

                  YES __X__                   NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Outstanding at
        Class of Common Stock              August 1, 2000
      -------------------------            --------------
      $0.01 par value per share              64,953,888

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES

                                      INDEX

Part I - Financial Information                                              Page
------------------------------                                              ----

Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets at
               June 30, 2000 and March 31, 2000                                3

            Consolidated Statements of Operations for the Three Months
              Ended June 30, 2000 and 1999                                     4

            Consolidated Statements of Cash Flows for
               the Three Months Ended June 30, 2000 and 1999                   5

            Notes to Consolidated Financial Statements                         7

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           36

Part II - Other Information
----------------------------

Item 1.  Legal Proceedings                                                    38

Item 4.  Submission of Matters to a Vote of Security Holders                  38

Item 6.  Exhibits and Reports on Form 8-K                                     38

Signatures                                                                    39

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                  June 30,      March 31,
                                                                                   2000           2000
                                                                                --------------------------
                                     ASSETS

Current assets:
     Cash, cash equivalents and short-term investments                          $   296,944    $   339,804
     Marketable securities                                                            2,260            236
     Receivables, less allowances of $53,325 and $65,067, respectively               84,974        234,087
     Inventories, net                                                                25,705         22,986
     Deferred income taxes                                                           27,189         26,963
     Other current assets                                                            88,601         81,247
                                                                                -----------    -----------
       Total current assets                                                         525,673        705,323

Property and equipment, net                                                         318,448        285,466
Long-term investments                                                                 8,400          8,400
Investments in affiliates                                                            18,572         22,601
Goodwill and other intangibles, net                                                 113,141        117,236
Other assets                                                                         52,760         53,286
                                                                                -----------    -----------
                                                                                $ 1,036,994    $ 1,192,312
                                                                                ===========    ===========

             LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $    47,573    $    97,703
     Accrued and other liabilities                                                  101,924        167,599
                                                                                -----------    -----------
       Total current liabilities                                                    149,497        265,302

Minority interest in consolidated joint venture                                       4,138          3,617

Stockholders' equity:
     Preferred stock, $0.01 par value.  Authorized 10,000,000 shares                   --             --
     Common stock
       Class A common stock, $0.01 par value.  Authorized 400,000,000 shares;
       issued and outstanding 64,761,475 and 64,434,544, respectively                   647            644
       Class B common stock, $0.01 par value.  Authorized 100,000,000 shares;
       issued and outstanding 6,250,000 and 6,000,000, respectively                      63             60
     Paid-in capital                                                                419,253        412,682
     Retained earnings                                                              474,097        516,368
     Accumulated other comprehensive loss                                           (10,701)        (6,361)
                                                                                -----------    -----------
       Total stockholders' equity                                                   883,359        923,393
                                                                                -----------    -----------
                                                                                $ 1,036,994    $ 1,192,312
                                                                                ===========    ===========


                       See accompanying notes to consolidated financial statements.


                         ELECTRONIC ARTS INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except per share data)
                                      (unaudited)

                                                                  Three Months Ended
                                                                        June 30,
                                                                   2000         1999
                                                                ----------------------
Net revenues                                                    $ 154,799    $ 186,120
Cost of goods sold                                                 77,907       86,251
                                                                ---------    ---------
     Gross profit                                                  76,892       99,869
                                                                ---------    ---------
Operating expenses:
   Marketing and sales                                             35,193       33,847
   General and administrative                                      22,209       17,708
   Research and development                                        79,213       46,575
   Amortization of intangibles                                      4,654        2,588
                                                                ---------    ---------
       Total operating expenses                                   141,269      100,718
                                                                ---------    ---------
     Operating loss                                               (64,377)        (849)
Interest and other income, net                                      3,836        4,138
                                                                ---------    ---------
     Income (loss) before provision for (benefit from) income
       taxes and minority interest                                (60,541)       3,289
Provision for (benefit from) income taxes                         (18,768)       1,052
                                                                ---------    ---------

     Income (loss) before minority interest                       (41,773)       2,237
Minority interest in consolidated
  joint venture                                                      (498)          89
                                                                ---------    ---------
      Net income (loss)                                         $ (42,271)   $   2,326
                                                                ---------    ---------


Net income per share:
   Basic                                                              N/A    $    0.04
   Diluted                                                            N/A    $    0.04
Number of shares used in computation:
   Basic                                                              N/A       61,455
   Diluted                                                            N/A       64,119

Class A common stock:
Net loss:
   Basic                                                        $ (38,614)         N/A
                                                                ---------    ---------
   Diluted                                                      $ (42,271)         N/A
                                                                ---------    ---------
Net loss per share:
   Basic                                                        $   (0.60)         N/A
   Diluted                                                      $   (0.65)         N/A
Number of shares used in computation:
   Basic                                                           64,567          N/A
   Diluted                                                         64,893          N/A

Class B common stock:
Net loss, net of retained interest in EA.com                    $  (3,657)         N/A
                                                                ---------    ---------
Net loss per share:
   Basic                                                        $   (0.61)         N/A
   Diluted                                                      $   (0.61)         N/A
Number of shares used in computation:
   Basic                                                            6,000          N/A
   Diluted                                                          6,000          N/A



             See accompanying notes to consolidated financial statements.


                            ELECTRONIC ARTS INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in thousands)
                                         (unaudited)
                                                                            Three Months
                                                                           Ended June 30,
                                                                         2000         1999
                                                                      ----------------------
Operating activities:
   Net income (loss)                                                  $ (42,271)   $   2,326
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Minority interest in consolidated joint venture                    498          (89)
         Equity in net loss of affiliates                                   600          428
         Gain on sale of affiliate                                         --           (842)
         Depreciation and amortization                                   15,024        9,897
         Loss on sale of fixed assets                                       108           76
         Gain on sale of marketable securities                             --         (1,210)
         Provision for doubtful accounts                                    725          712
         Tax benefit from exercise of stock options                        --          4,943
         Change in assets and liabilities:
              Receivables                                               148,388       75,459
              Inventories                                                (2,719)       6,373
              Other assets                                               (2,382)     (37,020)
              Accounts payable                                          (50,130)     (19,770)
              Accrued liabilities                                       (65,640)     (38,578)
              Deferred income taxes                                          84         (461)
                                                                      ---------    ---------

                Net cash provided by operating activities                 2,285        2,244
                                                                      ---------    ---------
Investing activities:
   Proceeds from sale of property and equipment                             317           34
   Proceeds from sales of marketable securities, net                       --          1,400
   Purchase of marketable securities, net                                   (12)        --
   Proceeds from sale of affiliate                                         --          8,842
   Capital expenditures                                                 (50,668)     (18,781)
   Investment in affiliates, net                                          2,221         (150)
   Change in short-term investments, net                                  1,018      (47,667)
                                                                      ---------    ---------
                Net cash used in investing activities                   (47,124)     (56,322)
                                                                      ---------    ---------

Financing activities:
   Proceeds from sales of shares through employee stock
        plans and other plans                                             6,577       13,729
                                                                      ---------    ---------
                Net cash provided by financing activities                 6,577       13,729
                                                                      ---------    ---------


Translation adjustment                                                   (3,547)          79
                                                                      ---------    ---------
Decrease in cash and cash equivalents                                   (41,809)     (40,270)
Beginning cash and cash equivalents                                     246,265      242,208
                                                                      ---------    ---------
Ending cash and cash equivalents                                        204,456      201,938
Short-term investments                                                   92,488      117,729
                                                                      ---------    ---------
Ending cash, cash equivalents and short-term investments              $ 296,944    $ 319,667
                                                                      ---------    ---------


                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)
                                   (unaudited)

                                                               Three Months
                                                              Ended June 30,
                                                            2000         1999
                                                        -----------------------

Supplemental cash flow information:
   Cash paid during the year for income taxes               $3,641       $1,670
                                                           -------     --------


Non-cash investing activities:
   Change in unrealized appreciation of investments
   and marketable securities                               $(1,116)     $(1,414)
                                                           -------      -------


          See accompanying notes to consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. Certain amounts have been reclassified to conform to the fiscal 2001 presentation.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Electronic Arts Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 2000 as filed with the Securities and Exchange Commission ("Commission") on June 29, 2000.

Note 2. Fiscal Year and Fiscal Quarter

The Company's fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to March 31 in each year. The results of operations for fiscal 2001 will contain 53 weeks. Accordingly, the results of operations for the fiscal quarter ended June 30, 2000 and the fiscal quarter ended June 30, 1999 contain 14 weeks and 13 weeks, respectively. Since the results of an additional week are not material, and for clarity of presentation, all fiscal periods are treated as ending on a calendar month.

Note 3. Approval of the Tracking Stock Proposal

On March 22, 2000, the shareholders of Electronic Arts voted on and approved a proposal (the "Tracking Stock Proposal") to authorize the issuance of a new series of common stock to be designated as Class B common stock ("Tracking Stock"), intended to reflect the performance of Electronic Arts' online and e-Commerce division ("EA.com"). As a result of the approval of the Tracking Stock Proposal, Electronic Arts' existing common stock has been re-classified as Class A common stock ("Class A Stock") and that stock will reflect the performance of Electronic Arts' other businesses ("EA Core").

Note 4. Prepaid Royalties

Prepaid royalties consist primarily of prepayments for manufacturing royalties, original equipment manufacturer (OEM) fees and license fees paid to celebrities and professional sports organizations for use of their trade name. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual royalty rate as cost of goods sold based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly and charges to income any amounts that management deems unlikely to be realized through product sales. Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year. The current portion of prepaid royalties, included in other current assets, was $51,794,000 and $54,970,000

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

at June 30, 2000 and March 31, 2000, respectively. The long-term portion of prepaid royalties, included in other assets, was $8,169,000 and $11,373,000 at June 30, 2000 and March 31, 2000, respectively.

Note 5. Inventories

Inventories are stated at the lower of cost or market. Inventories at June 30, 2000 and March 31, 2000 consisted of (in thousands):

=============================================================================
                                           June 30, 2000      March 31, 2000
-----------------------------------------------------------------------------
Raw materials and work in process                 $1,240               $ 920
Finished goods                                    24,465              22,066
-----------------------------------------------------------------------------
                                                 $25,705             $22,986
=============================================================================

Note 6. Accrued and Other Liabilities

Accrued and other liabilities at June 30, 2000 and March 31, 2000 consisted of (in thousands):

========================================================================
                                        June 30, 2000    March 31, 2000
------------------------------------------------------------------------
Accrued expenses                              $35,098           $37,840
Accrued compensation and benefits              31,249            59,580
Accrued royalties                              21,346            36,566
Warranty reserve                                8,688             8,886
Accrued income taxes                            2,907            22,682
Deferred revenue                                2,473             1,847
Deferred income taxes                             163               198
------------------------------------------------------------------------
                                             $101,924          $167,599
========================================================================

Note 7. Segment Information

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

As a result of the approval of the Tracking Stock proposal to authorize issuance of a new series of common stock designated as Class B common stock, intended to reflect the performance of EA.com, management considers EA.com to be a separate reportable segment. Accordingly,

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

prior period information has been restated to disclose separate segments. The Company operates in two principal business segments globally:

     o Electronic Arts core ("EA Core") business segment: creation, marketing and distribution of entertainment software.

     o EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online and ongoing management of subscriptions of online games.

Please see the discussion regarding segment reporting in the MD&A.

Information about Electronic Arts business segments is presented below for the three months ended June 30, 2000 and 1999 (in thousands):

=================================================================================================================================
                                                                           Three Months Ended June 30, 2000
                                                               EA Core                     Adjustments and      Electronic Arts
                                                        (excl. EA.com)            EA.com      Eliminations
---------------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                     $ 146,046            $8,753            $   --            $ 154,799
Group sales                                                        360                --              (360) (a)              --
----------------------------------------------------------------------------------------------------------------------------------
              Total net revenues                               146,406             8,753              (360)             154,799
----------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers                  76,499             1,408                --               77,907
Group cost of goods sold                                            --               360              (360) (a)              --
----------------------------------------------------------------------------------------------------------------------------------
              Total cost of goods sold                          76,499             1,768              (360)              77,907
---------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                    69,907             6,985                --               76,892
Operating expenses:
          Marketing and sales                                   33,260             1,933                --               35,193
          General and administrative                            19,747             2,462                --               22,209
          Research and development                              53,659            17,281             8,273  (b)          79,213
          Network development and support                           --             8,273            (8,273) (b)              --
          Amortization of intangibles                            3,240             1,414                --                4,654
----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                       109,906            31,363                --              141,269
----------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                 (39,999)          (24,378)               --              (64,377)
Interest and other income (expense), net                         3,841                (5)               --                3,836
---------------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income
      taxes and minority interest                              (36,158)          (24,383)               --              (60,541)
Benefit from income taxes                                      (18,768)               --                --              (18,768)
---------------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                                  (17,390)          (24,383)               --              (41,773)
Minority interest in consolidated joint venture                   (498)               --                --                 (498)
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                                      $(17,888)         $(24,383)           $   --             $(42,271)
=================================================================================================================================
Interest income                                                $ 4,317            $   28            $   --              $ 4,345
Depreciation and amortization                                   10,164             4,860                --               15,024
Identifiable assets                                            892,731           144,263                --            1,036,994
Capital expenditures                                            14,130            36,538                --               50,668


                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

=================================================================================================================================
                                                                           Three Months Ended June 30, 1999
                                                                EA Core                    Adjustments and      Electronic Arts
                                                         (excl. EA.com)           EA.com      Eliminations
---------------------------------------------------------------------------------------------------------------------------------

Net revenues from unaffiliated customers                       $181,730          $ 4,390            $  --             $186,120
Group sales                                                         294               --             (294) (a)              --
---------------------------------------------------------------------------------------------------------------------------------
              Total net revenues                                182,024            4,390             (294)             186,120
---------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers                   85,246            1,005               --               86,251
Group cost of goods sold                                             --              294             (294) (a)              --
---------------------------------------------------------------------------------------------------------------------------------
              Total cost of goods sold                           85,246            1,299             (294)              86,251
---------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                     96,778            3,091               --               99,869
Operating expenses:
          Marketing and sales                                    33,452              395               --               33,847
          General and administrative                             17,454              254               --               17,708
          Research and development                               40,222            3,738            2,615  (b)          46,575
          Network development and support                            --            2,615           (2,615) (b)              --
          Amortization of intangibles                             2,588               --               --                2,588
---------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                         93,716            7,002               --              100,718
---------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                           3,062           (3,911)              --                 (849)
Interest and other income, net                                    4,138               --               --                4,138
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                                 7,200           (3,911)              --                3,289
Provision for income taxes                                        1,052               --               --                1,052
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                            6,148           (3,911)              --                2,237
Minority interest in consolidated joint venture                      89               --               --                   89
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $ 6,237         $ (3,911)          $   --              $ 2,326
=================================================================================================================================
Interest income                                                 $ 2,952            $  --           $   --              $ 2,952
Depreciation and amortization                                     9,808               89               --                9,897
Identifiable assets                                             860,013            3,052               --              863,065
Capital expenditures                                             18,424              357               --               18,781

(a) Represents elimination of intercompany sales of Electronic Arts packaged goods products to EA.com, and represents elimination of royalties paid to Electronic Arts by EA.com for intellectual property rights.

(b)    Represents   reclassification  of  Network  Development  and  Support  to
       Research and Development.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Information about the Company's operations in the North America and foreign areas for the three months ended June 30, 2000 and 1999 is presented below:

====================================================================================================================================
(In thousands)                                                                    Asia
                                                                               Pacific
                                                    North                   (excluding
                                                  America         Europe         Japan)         Japan   Eliminations          Total
                                              -------------------------------------------------------------------------------------
Three months ended June 30, 2000
Net revenues from unaffiliated
   customers                                  $    71,756    $    51,894    $    12,112   $    19,037    $      --      $   154,799
Intercompany revenues                               3,976          4,481          4,018          --          (12,475)          --
                                              -------------------------------------------------------------------------------------
     Total net revenues                            75,732         56,375         16,130        19,037        (12,475)       154,799
                                              =====================================================================================
Operating income (loss)                           (46,500)       (22,869)         1,417         2,597            978        (64,377)
Interest income                                     3,134          1,106            105          --             --            4,345
Depreciation and amortization                      12,470          2,249            138           167           --           15,024
Identifiable assets                               669,655        316,441         25,532        25,366           --        1,036,994
Capital expenditures                               41,793          8,425            376            74           --           50,668
Long-lived assets                                 285,386        154,849          3,928         4,111           --          448,274


Three months ended June 30, 1999
Net revenues from unaffiliated
   customers                                  $   102,050    $    66,801    $    11,938   $     5,331    $      --      $   186,120
Intercompany revenues                               3,632          4,793            770          --           (9,195)          --
                                              -------------------------------------------------------------------------------------
     Total net revenues                           105,682         71,594         12,708         5,331         (9,195)       186,120
                                              =====================================================================================
Operating income (loss)                             6,537         (7,911)           905          (380)          --             (849)
Interest income                                     2,563            347             42          --             --            2,952
Depreciation and amortization                       7,584          2,017            137           159           --            9,897
Identifiable assets                               580,339        244,896         24,840        12,990           --          863,065
Capital expenditures                                7,489         10,911            294            87           --           18,781
Long-lived assets                                 183,931         99,999          2,833         3,040           --          289,803
------------------------------------------------------------------------------------------------------------------------------------

Information about the Company's net revenues by product line for the three months ended June 30, 2000 and 1999 is presented below:

=====================================================
(In thousands)                   Three Months Ended
                                       June 30,
                                    2000        1999
-----------------------------------------------------
PC                               $70,481     $63,596
PlayStation                       29,501      69,251
PlayStation 2                     10,281          --
Online Subscriptions               8,311       3,381
N64                                  606      11,842
License, OEM and Other             3,300       4,618
Affiliated label                  32,319      33,432
-----------------------------------------------------
                                $154,799    $186,120
=====================================================

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 8. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, for the three months ended June 30, 2000 and 1999 were as follows (in thousands):

===================================================================================
                                                               Three Months Ended
                                                                    June 30,
                                                               2000          1999
-----------------------------------------------------------------------------------
Net income (loss)                                             $(42,271)     $2,326
-----------------------------------------------------------------------------------
Other comprehensive loss:
   Change in unrealized appreciation of investments, net
   of tax benefit of $(346) and $(65)                             (770)       (139)
   Reclassification adjustment for gain realized in net
   income for 1999, net of a tax benefit of $(387)                  --        (823)
   Foreign currency translation adjustments                     (3,570)        101
-----------------------------------------------------------------------------------
Total other comprehensive loss                                  (4,340)       (861)
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
Total comprehensive income (loss)                             $(46,611)     $1,465
===================================================================================

The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Note 9. Earnings Per Share

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

Net income (loss) per share was calculated on a consolidated basis until Class A common stock and Class B common stock were created as a result of the approval of the Tracking Stock Proposal, see Note 3. Subsequent to the approval of the Tracking Stock Proposal, net income (loss) per share is computed individually for Class A common stock and Class B common stock.


                                                ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             (continued)

(in thousands, except per share amounts):
====================================================================================================================================
                                                                                    Three months ended June 30,
                                                                  2000                2000               2000                1999

                                                              Class A common      Class A common        Class B           Electronic
                                                              stock-EA Core       stock-EA Core         common           Arts common
                                                                  Basic              Diluted          stock-EA.com           stock
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $(38,614)           $(42,271)           $ (3,657)           $  2,326
------------------------------------------------------------------------------------------------------------------------------------
Shares used to compute net income
   (loss) per share:
Weighted-average common shares                                    64,567              64,567               6,000              61,455
Dilutive stock equivalents                                          --                   326                --                 2,664
------------------------------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                                  64,567              64,893               6,000              64,119
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share:
Basic                                                           $  (0.60)                N/A            $  (0.61)           $   0.04
Diluted                                                              N/A            $  (0.65)           $  (0.61)           $   0.04
------------------------------------------------------------------------------------------------------------------------------------

Due to the net loss reported for the three months ended June 30, 2000 for the EA Core segment, stock options have been excluded from the Diluted EPS calculation. Had net income been reported, dilutive potential common shares would have been 67,389,000 for Class A common stock for the three months ended June 30, 2000.

The Diluted EPS calculation for Class A common stock, presented above, includes the potential dilution from the conversion of Class B common stock to Class A common stock in the event that the initial public offering for Class B common stock does not occur. Net loss used for the calculation of Diluted EPS for Class A common stock is $(42,271,000). This net loss includes the remaining 15% interest in EA.com, which is directly attributable to outstanding Class B shares, which would be included in the Class A common stock EPS calculation in the event that the initial public offering for Class B common stock does not occur.

Excluded from the above computation of weighted-average shares for diluted EPS for the three months ended June 30, 2000 were options to purchase 1,092,000 shares of Class A common stock, as the options' exercise price was greater than the average market price of the common shares. The weighted-average exercise price of these respective options was $79.18.

Excluded from the above computation of weighted-average shares for diluted EPS for the three months ended June 30, 1999 were options to purchase 194,000 shares of common stock as the options' exercise price was greater than the average market price of the common shares. The weighted-average exercise price of these respective options was $52.81.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 10. New Accounting Pronouncements

In July 2000, the Emerging Issues Task Force reached a consensus on issue No. 00-15 ("EITF 00-15"), "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option". The EITF concluded that income tax benefits realized upon an employee's exercise of a nonqualified stock option should be classified as an operating cash flow. Accordingly, the Company reclassified tax benefits resulting from the exercise of stock options on its Consolidated Statements of Cash Flows.

In July 2000, the Emerging Issues Task Force issued No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs", and concluded that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue to the vendor and, therefore, should be classified as revenue. EITF 00-10 is effective no later than the required implementation date for SAB 101. The Company does not expect EITF 00-10 to have a significant impact on the results of operations, financial position or cash flows on EITF 00-10's effective date.

In May 2000, the Emerging Issues Task Force issued No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives". EITF 00-14 states that for a sales incentive that will not result in a loss on the sale of a product or service, a vendor should recognize the cost of the incentive at the latter of the date at which the related revenue is recorded or the date at which the incentive is offered. If the sales incentive will result in a loss on the sale of the product or service, the vendor should not recognize a liability for the sales incentive until the related revenue is recognized. Secondly, for certain sales incentives that entitle a customer to receive a reduction in the price of a product or service in the form of a refund or rebate, the vendor should recognize a liability for those sales incentives based on an estimated amount of refunds or rebates that may be claimed by customers. The Task Force also concluded that the reduction in or refund of the selling price resulting from any cash sales incentive should be classified as a reduction in revenue and if the sales incentive offered is a free product or service delivered at the time of sale, the cost of the free product or service should be classifed as an expense. The Company does not expect EITF 00-14 to have a material impact on its results of operations, financial position or cash flows.

In March 2000, the Emerging Issues Task Force issued No. 00-03 ("EITF 00-03"), "Application of AICPA SOP 97-2, "Software Revenue Recognition," to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware", which discusses the effect on revenue recognition of a software vendor's obligation to host its software that previously was licensed to a customer. The EITF has reached the conclusion that, if the customer is unable to utilize the software on the customer's hardware or contract with another party unrelated to the vendor to host the software, then the arrangement with the customer is outside the scope of SOP 97-2 and should be treated as a service contract. The adoption of EITF 00-03 did not have a material impact on the Company's financial position and results of operations.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


In March 2000, the Emerging Issues Task Force issued No. 00-02 ("EITF 00-02"), "Accounting for Web Site Development Costs". EITF 00-02 states that all costs relating to software used to operate a web site and relating to development of initial graphics and web page design should be accounted for using Statement of Position ("SOP") 98-1. Under this SOP, costs incurred in the preliminary project stage should be expensed as incurred, as should most training and data conversion costs. External direct costs of materials and services and internal direct payroll-related costs should be capitalized once certain criteria are met. EITF 00-02 is effective for all fiscal quarters beginning after June 30, 2000. The Company's accounting policy for internal-use software, as required by SOP 98-1, incorporated the requirements of EITF 00-02.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. SAB 101 is effective the fourth fiscal quarter of fiscal years beginning after December 15, 1999 as amended by SAB 101B. The Company believes the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for
Derivative Instruments and Hedging Activities", as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" which establishes accounting and reporting standards for derivative instruments and hedging activities. The terms of SFAS 133 and SFAS 138 are effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company is determining the effect of SFAS 133, 137 and 138 on its financial statements.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that consulting, hardware, software and direct payroll-related costs associated with the implementation of customized internal-use software be capitalized and amortized over the estimated useful life of the software. These costs relate to game site application and infrastructure design and development, as well as costs related to providing customer account management and building in e-Commerce functionality and interfaces. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. As of June 30, 2000, the Company has capitalized $30,303,000 of these costs associated with the effort to build the EA.com website and infrastructure.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and, in particular, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results and performance include, but are not limited to, those discussed under the heading "Risk Factors" below at pages 28 to 35, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000 as filed with the Securities and Exchange Commission on June 29, 2000 and other documents filed with the Commission.

We derive revenues primarily from shipments of entertainment software, which includes EA Studio products for dedicated entertainment systems (that we call video game systems or consoles such as PlayStation, PlayStation 2 and Nintendo
64), EA Studio personal computer products (or PC), Co-Publishing products that are co-published and distributed by us, and Affiliated Label (or AL) products that are published by third parties and distributed by us. We also derive revenues from licensing of EA Studio products and Affiliated Label products through hardware companies (or OEMs), online subscription and e-Commerce revenues.

Information about our net revenues for North America and foreign areas for the three months ended June 30, 2000 and 1999 is summarized below (in thousands):

                                       June 30,          June 30,         Increase/
                                         2000              1999          (Decrease)       % change
                               --------------------------------------------------------------------

North America                             $71,756          $102,050      $(30,294)         (29.7)%
                               --------------------------------------------------------------------

Europe                                     51,894            66,801       (14,907)         (22.3)%
Asia Pacific                               12,112            11,938           174            1.5 %
Japan                                      19,037             5,331        13,706          257.1 %
                               --------------------------------------------------------------------
International                              83,043            84,070        (1,027)          (1.2)%
                               --------------------------------------------------------------------
Consolidated Net Revenues                $154,799          $186,120      $(31,321)         (16.8)%
                               ====================================================================

North America Net Revenues

The decrease in North America net revenues for the three months ended June 30, 2000 compared to the same period last year was primarily attributable to:

o Expected declines in sales of PlayStation and Nintendo 64 ("N64") titles. PlayStation net revenues decreased 84% and Nintendo 64 net revenues decreased 93% due to no new titles shipping in the current quarter for both platforms as well as a general market weakness.
o These decreases were partially offset by an 81% increase in AL revenues primarily due to the shipment of titles published by Square EA.

o Over 190% increase in online subscription revenues for North America compared to the prior year due to subscription revenues generated from Worldplay and Kesmai games and increase in average paying subscribers related to Ultima Online.
o A 10% increase in PC revenues due to the continuing strong catalog sales of The Sims, shipped in the fourth quarter of fiscal 2000, as well as the current year release of SimCity 3000 Unlimited and Shogun: Total War.

International Net Revenues

The slight decrease in international net revenues for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 was attributable to the following:

o Europe's net revenues decreased by 22% primarily due to market weakness, lower AL sales due to product delays and lower Nintendo 64 sales due to no new titles shipping in the current quarter.
o Asia Pacific's net revenues increased slightly due to strong PC sales of The Sims and Shogun: Total War offset by a decline in PlayStation and Nintendo 64 sales with no significant new titles shipping in the current quarter.
o Japan's net revenues increased over 250% compared to the prior year primarily due to the shipment of our first PlayStation 2 title, FIFA Soccer World Championship.

Information about our worldwide net revenues by product line for the three months ended June 30, 2000 and 1999 is presented below (in thousands):

                                    June 30,            June 30,         Increase/
                                      2000                1999           (Decrease)   % change
                              -----------------------------------------------------------------

EA Studio:
PC                                     $70,481           $ 63,596       $  6,885        10.8 %
PlayStation                             29,501             69,251        (39,750)      (57.4)%
PlayStation 2                           10,281                 --         10,281           N/A
Online Subscriptions                     8,311              3,381          4,930       145.8 %
N64                                        606             11,842        (11,236)      (94.9)%
License, OEM and Other                   3,300              4,618         (1,318)      (28.5)%
                              -----------------------------------------------------------------
                                       122,480            152,688        (30,208)      (19.8)%
Affiliated Label:                       32,319             33,432         (1,113)       (3.3)%
                              -----------------------------------------------------------------
Consolidated Net Revenues             $154,799           $186,120       $(31,321)      (16.8)%
                              =================================================================

Personal Computer Product Net Revenues

We released four PC titles in the first quarter of the current fiscal year compared to five PC titles for the same period last year. The worldwide increase in sales of PC revenues was primarily attributable to the continued strong catalog sales of The Sims. The increase was also due to the shipment of key releases during the quarter, including sales of Euro 2000, SimCity 3000 Unlimited and Shogun: Total War. This increase was mitigated by strong sales of SimCity 3000 in the prior year.

We expect revenues from PC products to grow in fiscal 2001, but as revenues for these products increase, they may not grow at the current rate.

PlayStation Product Net Revenues

We released one title for the PlayStation console in Europe and Asia Pacific only, during the first quarter of fiscal 2001 compared to three titles released worldwide in the first quarter of fiscal 2000. The expected decrease in PlayStation product sales was primarily attributable to the shipment of only a single title during the first quarter of the current year as compared to three worldwide titles shipped in the same period last year. Further contributing to the decrease was general PlayStation market weakness and shortage of PlayStation hardware in both the United States and Europe.

Sony has announced the release of the PlayStation 2 console in the United States in October 2000 and Europe in November 2000. Although our PlayStation products will be playable on the PlayStation 2 console, we expect sales of current PlayStation products to continue to decline in fiscal 2001.

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

PlayStation 2 Product Net Revenues

We released our first PlayStation 2 console title in Japan during the first quarter of fiscal 2001, FIFA Soccer World Championship, which had $10,281,000 in net revenues.

Online Net Revenues

The increase in online revenues for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 was attributable to the following:

o We generated over $2,400,000 in revenues for Kesmai and Worldplay products in the current quarter which were not part of the EA.com product offerings in the prior year. It is anticipated that subscription revenues associated with Kesmai and Worldplay products will decrease, as most of these games will be converted to our advertising-supported, free offerings when our game site goes live. We are currently in Beta and expect to go live in the late summer to fall of this year.
o The average number of paying customers for Ultima Online increased to over 183,000 as compared to over 113,000 for the same period last year.
o The increase in paying customers was partially due to continued strong sales of Ultima Online, which includes new events, land masses, new homes and parties within the Ultima worlds.
o In addition, we established servers for Ultima Online in Korea in September 1999, Taiwan in November 1999 and Australia in January 2000 which resulted in new customers for the three months ended June 30, 2000, as compared to the same period last year.

Nintendo 64 Product Net Revenues

The expected decrease in N64 revenues for the three months ended June 30, 2000 compared to the same period last year was primarily due to no new products released during the current quarter and only one new product shipped in the fourth quarter of last year. The decrease was also due to the weak market for Nintendo 64 products in the current year. We expect revenues from N64 products to continue to decline significantly in fiscal 2001.

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

License, OEM and Other Revenues

The decrease in license, OEM and other revenues was primarily a result of lower license revenues in North America due to revenues generated from two significant licensing deals signed in the prior year.

Affiliated Label Product Net Revenues

AL product sales decreased during the current quarter compared to the same period last year due to lower sales in Europe partially offset by higher sales in North America. This decrease was partially offset by an increase in revenues generated from the distribution of titles by Square EA in the current year as compared to the same period last year.

Operations by Segment

As a result of the approval of the Tracking Stock proposal (see Note 3) to authorize issuance of a new series of common stock designated as Class B common stock, intended to reflect the performance of EA.com, management considers EA.com to be a separate reportable segment. Accordingly, prior period information has been restated to disclose this separate segment. We operate in two principal business segments globally:

o Electronic Arts core ("EA Core") business segment: creation, marketing and distribution of entertainment software.
o EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online and ongoing management of subscriptions of online games.

EA.com, a division of Electronic Arts Inc., represents Electronic Arts' online and e-Commerce businesses. EA.com's business includes subscription revenues collected for Internet game play on our websites, sales of packaged goods for Internet-only based games and sales of Electronic Arts games sold through EA.com websites. The statement of operations includes all revenues and costs directly attributable to EA.com, including charges for shared facilities, functions and services used by EA.com and provided by Electronic Arts. Certain costs and expenses have been allocated based on management's estimates of the cost of services provided to EA.com by Electronic Arts.

Information about our operations by segment for fiscal 2000 and 1999 is presented below (in thousands):

=================================================================================================================================
                                                                           Three Months Ended June 30, 2000
                                                               EA Core                     Adjustments and
                                                        (excl. EA.com)            EA.com      Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                     $ 146,046            $8,753            $   --            $ 154,799
Group sales                                                        360                --              (360) (a)              --
----------------------------------------------------------------------------------------------------------------------------------
              Total net revenues                               146,406             8,753              (360)             154,799
----------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers                  76,499             1,408                --               77,907
Group cost of goods sold                                            --               360              (360) (a)              --
----------------------------------------------------------------------------------------------------------------------------------
              Total cost of goods sold                          76,499             1,768              (360)              77,907
---------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                    69,907             6,985                --               76,892
Operating expenses:
          Marketing and sales                                   33,260             1,933                --               35,193
          General and administrative                            19,747             2,462                --               22,209
          Research and development                              53,659            17,281             8,273  (b)          79,213
          Network development and support                           --             8,273            (8,273) (b)              --
          Amortization of intangibles                            3,240             1,414                --                4,654
----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                       109,906            31,363                --              141,269
----------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                 (39,999)          (24,378)               --              (64,377)
Interest and other income (expense), net                         3,841                (5)               --                3,836
---------------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income
      taxes and minority interest                              (36,158)          (24,383)               --              (60,541)
Benefit from income taxes                                      (18,768)               --                --              (18,768)
---------------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                                  (17,390)          (24,383)               --              (41,773)
Minority interest in consolidated joint venture                   (498)               --                --                 (498)
---------------------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com                   $(17,888)         $(24,383)           $   --             $(42,271)
=================================================================================================================================

Allocation of retained interest (in thousands):

===========================================================================================================================
                                                                        Three Months Ended June 30, 2000
                                                             EA Core                 Adjustments and
                                                      (excl. EA.com)        EA.com      Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------

Net loss before retained interest in EA.com                $(17,888)      $(24,383)             $   --            $(42,271)
Net loss related to retained interest in EA.com             (20,726)        20,726                  --                  --
---------------------------------------------------------------------------------------------------------------------------
Net loss                                                   $(38,614)      $ (3,657)             $   --            $(42,271)
===========================================================================================================================


=================================================================================================================================
                                                                           Three Months Ended June 30, 1999
                                                                EA Core                    Adjustments and
                                                         (excl. EA.com)           EA.com      Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------------

Net revenues from unaffiliated customers                       $181,730          $ 4,390            $  --             $186,120
Group sales                                                         294               --             (294) (a)              --
---------------------------------------------------------------------------------------------------------------------------------
              Total net revenues                                182,024            4,390             (294)             186,120
---------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers                   85,246            1,005               --               86,251
Group cost of goods sold                                             --              294             (294) (a)              --
---------------------------------------------------------------------------------------------------------------------------------
              Total cost of goods sold                           85,246            1,299             (294)              86,251
---------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                     96,778            3,091               --               99,869
Operating expenses:
          Marketing and sales                                    33,452              395               --               33,847
          General and administrative                             17,454              254               --               17,708
          Research and development                               40,222            3,738            2,615  (b)          46,575
          Network development and support                            --            2,615           (2,615) (b)              --
          Amortization of intangibles                             2,588               --               --                2,588
---------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                         93,716            7,002               --              100,718
---------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                           3,062           (3,911)              --                 (849)
Interest and other income, net                                    4,138               --               --                4,138
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                                 7,200           (3,911)              --                3,289
Provision for income taxes                                        1,052               --               --                1,052
Income (loss) before minority interest                            6,148           (3,911)              --                2,237
---------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated joint venture                      89               --               --                   89
Net income (loss)                                               $ 6,237          $(3,911)          $   --              $ 2,326
=================================================================================================================================

(a) Represents elimination of intercompany sales of Electronic Arts packaged goods products to EA.com, and represents elimination of royalties paid to Electronic Arts by EA.com for intellectual property rights.
(b) Represents reclassification of Network Development and Support to Research and Development.

The increase in net revenues for EA.com for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 was attributable to the following:

o      Higher online revenues from increased subscriptions to Ultima Online.
o      Online revenues generated from Kesmai and Worldplay games.

The following table presents pro-forma results of operations allocating taxes between EA Core and EA.com. Consolidated taxes have been allocated to EA Core and EA.com on a pro rata basis based on the consolidated effective tax rates, thereby giving EA.com the tax benefit of its losses which is utilized by the consolidated group. Such tax benefit could not be recognized by EA.com on a stand-alone basis. The sum of tax expense and tax benefit for EA Core and EA.com is the same as consolidated tax expense and tax benefit. This presentation represents how management analyzes each segment of the business (in thousands):

===========================================================================================================================
                                                                      Three Months Ended June 30, 2000
                                                             EA Core                 Adjustments and
                                                      (excl. EA.com)         EA.com     Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------

Loss before benefit from income taxes
   and minority interest                                  $(36,158)       $(24,383)              $ -            $(60,541)
Benefit from income taxes                                  (11,209)         (7,559)                -             (18,768)
---------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                              (24,949)        (16,824)                -             (41,773)
Minority interest in consolidated joint venture               (498)               -                -                (498)
---------------------------------------------------------------------------------------------------------------------------
Net loss                                                  $(25,447)       $(16,824)              $ -            $(42,271)
===========================================================================================================================

===========================================================================================================================
                                                                      Three Months Ended June 30, 1999
                                                             EA Core                 Adjustments and
                                                      (excl. EA.com)         EA.com     Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------

Income (loss) before provision for (benefit from)            $7,200        $(3,911)              $ -
   income taxes and minority interest                                                                              $3,289
Provision for (benefit from) income taxes                     2,304         (1,252)                -                1,052
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                        4,896         (2,659)                -                2,237
Minority interest in consolidated joint venture                  89               -                -                   89
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $4,985        $(2,659)              $ -               $2,326
===========================================================================================================================


Costs and Expenses,  Interest and Other Income, Net, Income Taxes and Net Income
(Loss)

Information about our costs and expenses, interest and other income, net, income taxes and net income (loss) for the three months ended June 30, 2000 and 1999 is presented below:
                                                  Percent of Net
                                                     Revenues
                                              -----------------------
                                                Three Months Ended
                                                     June 30,
                                              -----------------------
                                                 2000           1999
                                              --------     ----------

Cost of goods sold                               50.3 %        46.3%
Marketing and sales                              22.7          18.2
General and administrative                       14.3           9.5
Research and development (includes Network
Development and Support)                         51.2          25.0
Amortization of intangibles                       3.0           1.4
Interest and other income, net                    2.5           2.2
Income taxes - effective tax rate                31.0          32.0
Net income (loss)                               (27.3)%         1.2%

Cost of Goods Sold. Cost of goods sold as a percentage of revenues increased during the three months ended June 30, 2000 as compared to the same period last year due to:

o A decrease, as a percentage of revenues, of higher margin PlayStation products as compared to the prior year.
o Lower margins from License/OEM revenues as compared to the prior year due to sales of low margin products in the current year.
o A decrease in sales of higher margin AL co-published titles which made up a greater amount of total AL revenues in the same period last year.
o      Offset by a decrease in sales of lower margin N64 titles.
o Also partially offset by higher margin subscription revenues for the three months ended June 30, 2000 as compared to the same period last year.

Marketing and Sales. Marketing and sales expenses increased in absolute dollars by 4% primarily attributed to:

o Increased staff required for EA.com to support the game site and marketing-related headcount additions associated with the Kesmai acquisition in the fourth quarter of fiscal 2000. EA.com intends to further increase marketing and advertising spending in order to promote our game site and Games Channel on AOL.
o      Increased advertising in Japan and Europe.
o      Offset by higher  prior  year  advertising  and sales  spending  in North
       America.

General and Administrative. General and administrative expenses increased in absolute dollars by 25% primarily due to:

o Increase in depreciation expense for Europe due to the implementation of a new online transaction processing system.
o The expansion of the EA.com staff and additional administrative-related costs required to support the growth of the EA.com business. We anticipate a continued increase in the absolute dollars spent on general and administrative related expenses.

Research and Development (excluding Network Development and Support). The increase in absolute dollars by 61% for research and development expenses (excluding network development and support) was due to:

o Increase in research and development expenses by EA.com due to an increase in the number of online projects in development and increased development staff. Although the total number of online games in development at any given point going forward will not increase significantly, the type of games that will be in development will most likely increase in complexity and depth. To support this effort, EA.com may be required to increase its development and production expenses.
o Additional headcount-related expenses attributable to the increased in-house development capacity.
o An increase in development spending for next generation console products including development for the PlayStation 2 console.
o The increase is also due to research and development expenses related to the acquisition of a software development company in the fourth quarter of the prior fiscal year.

Network Development and Support. The increase in network development and support expenses was primarily due to increased spending for the EA.com network infrastructure and the formation of the EA.com customer support organization in preparation for the live game site and the Games Channel on the AOL service. As a result, we expect network development and support expenses to increase in absolute dollars in the future.

Amortization of Intangibles. The amortization of intangibles results primarily from the acquisitions of Westwood, Kesmai, ABC Software and other acquisitions. Amortization of intangibles was $3,240,000 for EA Core and $1,414,000 for EA.com.

Interest and Other Income, Net. Interest and other income, net, decreased in absolute dollars primarily due to the realized gains on the sale of marketable securities and gain on the sale of a minority interest in an affiliate in the prior year. Those gains in the prior year were partially offset by higher interest income in the current year.

Income Taxes. Our effective tax rate was 31.0% for the three months ended June 30, 2000 and 32.0% for the three months ended June 30, 1999. The effective tax rate was lower than the comparable prior year period primarily as a result of a projected higher portion of international income for fiscal 2001 subject to a lower foreign tax rate as compared to the prior year.

Net Income (Loss). In absolute dollars, reported net loss increased primarily related to lower revenues and gross profits as well as higher costs and expenses compared to the same period last year. The increase was also due to an increase in the number of products in development and higher network development and support costs in preparation for new online products and our game site and the Games Channel on the AOL service.

Excluding goodwill and non-cash charges in the amount of $3,598,000, net of taxes, in the current year, net loss would have been $38,673,000. Excluding goodwill and non-cash charges in the amount of $1,831,000, net of taxes in the prior year, net income would have been $4,157,000.

LIQUIDITY AND CAPITAL RESOURCES

   As of June 30, 2000, our working capital was $376,176,000 compared to $440,021,000 at March 31, 2000. Cash, cash equivalents and short-term investments decreased by approximately $42,860,000 during the three months ended June 30, 2000. We generated $2,285,000 of cash from operations and used $50,668,000 in capital expenditures. In addition, $6,577,000 was provided through the sale of equity securities under our stock plans.

   Reserves for bad debts and sales returns decreased from $65,067,000 at March 31, 2000 to $53,325,000 at June 30, 2000. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

   Our principal source of liquidity is $296,944,000 in cash, cash equivalents and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements of Electronic Arts and EA.com for the next twelve months and the foreseeable future.

   Included in the amounts above is the following for the EA.com business:

o To date, EA.com has been funded solely by Electronic Arts. No interest charge has been reflected in the accompanying consolidated financial statements. Excess cash generated from operations is transferred to Electronic Arts. We anticipate these funding procedures will continue in the near-term. Electronic Arts may, at its discretion, provide funds to EA.com under a debt arrangement, instead of treating such funding as a capital contribution.

o During the three months ended June 30, 2000, EA.com used $33,942,000 of cash in operations, $36,538,000 in capital expenditures for computer equipment, network infrastructure and related software (including $15,243,000 of consulting, hardware, software and direct payroll and payroll-related costs associated with the implementation of customized internal-use software), offset by $68,543,000 provided through the capital contribution from Electronic Arts.


Impact of Recently Issued Accounting Standards

In July 2000, the Emerging Issues Task Force reached a consensus on issue No. 00-15 ("EITF 00-15"), "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option". The EITF concluded that income tax benefits realized upon an employee's exercise of a nonqualified stock option should be classified as an operating cash flow. Accordingly, the Company reclassified tax benefits resulting from the exercise of stock options on its Consolidated Statements of Cash Flows.

In July 2000, the Emerging Issues Task Force issued No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs", and concluded that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue to the vendor and, therefore, should be classified as revenue. EITF 00-10 is effective no later than the required implementation date for SAB 101. We do not expect EITF 00-10 to have a significant impact on the results of operations, financial position or cash flows on EITF 00-10's effective date.

In May 2000, the Emerging Issues Task Force issued No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives". EITF 00-14 states that for a sales incentive that will not result in a loss on the sale of a product or service, a vendor should recognize the cost of the incentive at the latter of the date at which the related revenue is recorded or the date at which the incentive is offered. If the sales incentive will result in a loss on the sale of the product or service, the vendor should not recognize a liability for the sales incentive until the related revenue is recognized. Secondly, for certain sales incentives that entitle a customer to receive a reduction in the price of a product or service in the form of a refund or rebate, the vendor should recognize a liability for those sales incentives based on an estimated amount of refunds or rebates that may be claimed by customers. The Task Force also concluded that the reduction in or refund of the selling price resulting from any cash sales incentive should be classified as a reduction in revenue and if the sales incentive offered is a free product or service delivered at the time of sale, the cost of the free product or service should be classifed as an expense. We do not expect EITF 00-14 to have a material impact on the Company's results of operations, financial position or cash flows.

In March 2000, the Emerging Issues Task Force issued No. 00-03 ("EITF 00-03"), "Application of AICPA SOP 97-2, "Software Revenue Recognition," to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware", which discusses the effect on revenue recognition of a software vendor's obligation to host its software that previously was licensed to a customer. The EITF has reached the conclusion that, if the customer is unable to utilize the software on the customer's hardware or contract with another party unrelated to the vendor to host the software, then the arrangement with the customer is outside the scope of SOP 97-2 and should be treated as a service contract. The adoption of EITF 00-03 did not have a material impact on our financial position and results of operations.

In March 2000, the Emerging Issues Task Force issued No. 00-02 ("EITF 00-02"), "Accounting for Web Site Development Costs". EITF 00-02 states that all costs relating to software used to operate a web site and relating to development of initial graphics and web page design should be accounted for using Statement of Position ("SOP") 98-1. Under this SOP, costs incurred in the preliminary project stage should be expensed as incurred, as should most training and data conversion costs. External direct costs of materials and services and internal direct payroll-related costs should be capitalized once certain criteria are met. EITF 00-02 is effective for all fiscal quarters beginning after June 30, 2000. Our accounting policy for internal-use software, as required by SOP 98-1, incorporated the requirements of EITF 00-02.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. SAB 101 is effective the fourth fiscal quarter of fiscal years beginning after December 15, 1999 as amended by SAB 101B. We believe the adoption of SAB 101 will not have a material impact on our financial position and results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for
Derivative Instruments and Hedging Activities", as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" which establishes accounting and reporting standards for derivative instruments and hedging activities. The terms of SFAS 133 and SFAS 138 are effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company is determining the effect of SFAS 133, 137 and 138 on its financial statements.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that consulting, hardware, software and direct payroll-related costs associated with the implementation of customized internal-use software be capitalized and amortized over the estimated useful life of the software. These costs relate to game site application and infrastructure design and development, as well as costs related to providing customer account management and building in e-Commerce functionality and interfaces. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. As of June 30, 2000, we have capitalized $30,303,000 of these costs associated with the effort to build the EA.com website and infrastructure.

RISK FACTORS

Electronic Arts' business is subject to many risks and uncertainties which may affect our future financial performance. Some of those important risks and uncertainties which may cause our operating results to vary or which may materially and adversely affect our operating results are as follows:

                   Risk Factors Relating to Our Core Business

Platform Transitions Such as the One Now Occurring Typically Depress the Market for Video Game Software Until New Platforms Achieve a Wide Market Acceptance

     When new video game platforms are announced or introduced into the market, consumers typically reduce their purchases of video games for current platforms in anticipation of new platforms being available. During that period, sales of our video game products can be expected to slow or even decline until new platforms have achieved a wide market and consumer acceptance. We are currently in such a transition. Sony has shipped its PlayStation 2 product in Japan and expects to ship the PlayStation 2 console in North America in October 2000 and Europe in November 2000. Nintendo and Microsoft have also announced that their new console systems will be released in calendar year 2001. Current sales of our products for the existing PlayStation and Nintendo 64 platforms have been adversely affected. We expect this trend to continue until one or more of these new consoles achieve a wide installed base of consumers.

New Video Game Platforms Create Additional Technical and Business Model Uncertainties

     Large portions of our revenues are derived from the sale of products for play on proprietary video game platforms such as the Sony PlayStation. The success of our products is significantly affected by acceptance of the new video game hardware systems and the life span of older hardware platforms and our ability to accurately predict which platforms will be most successful.

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

     For example, the Sega Dreamcast console launched in Japan in early 1999 and in the United States in September of 1999. We have no products under development for this platform. Should this platform achieve wide market acceptance, our revenue growth may be adversely affected. Similarly, we intend to launch a variety of products for the new Sony platform, the PlayStation 2, expected to be released in the United States in October 2000. Should that platform not achieve wide acceptance by consumers, we will have spent a disproportionate amount of our resources for this platform. Additionally, we have not negotiated publishing agreements with Sony, Sega or Nintendo for their next generation platforms, or with Microsoft for their new console system, and we do not know whether the terms of those agreements will be favorable.

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

Our Business Is Both Seasonal and Cyclical

     Our business is highly seasonal with a significant percentage of our revenues occurring in the December quarter. In our 2001 fiscal year, and particularly in the September quarter, we expect these seasonal trends to be magnified by general industry factors, including the current platform transition and the concentration of our product releases in the second half of fiscal 2001. In addition, we are continuing to invest significantly in our online operation, EA.com. Accordingly, we expect significant losses in the September quarter. Our business is also cyclical; video game platforms have historically had a life cycle of four to six years, and decline as more advanced platforms are being introduced. As one group of platforms is reaching the end of its cycle and new platforms are emerging, buying patterns may change. Purchases of products for older platforms may slow at a faster rate than sales of new platforms. We are currently beginning such a platform transition. Sega introduced its latest platform in the United States in September 1999, and Sony has shipped its PlayStation 2 console in Japan and expects to ship its PlayStation 2 product in North America in October 2000 and Europe in November 2000. Nintendo and Microsoft have also announced that their new console systems will be released in calendar year 2001. Sales of our current products for the current Nintendo and Sony platforms have already been adversely affected, and we expect this trend to continue until one or more new platforms achieves a wide installed base of consumers.

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

Proliferation and Assertion of Patents Poses Serious Risks to our Business

     Many patents have been issued that may apply to widely used game technologies. Additionally, many recently issued patents are now being asserted against Internet implementations of existing games. Several such patents have been asserted against us. For example, we currently have a lawsuit pending regarding our publication of games that can be played both alone and with others over the Internet in which the patent holder has moved to enjoin the sale of EA personal computer products that can be played alone and over the Internet. Such claims can harm our business. We will incur substantial expenses in evaluating and defending against such claims, regardless of the merits of the claims. In the event that there is a determination that we have infringed a third party patent, we could incur significant monetary liability and be prevented from using the rights in the future.


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

Our Agreements with America Online May Not Prove Successful to the Development of EA.com's Business

     We have announced a series of agreements with America Online ("AOL") for the offering of our games through AOL for online play. These agreements require that we make substantial guaranteed payments to AOL and that we commit our resources to the pursuit of the online game opportunity. We cannot be assured that the substantial costs associated with the AOL agreements will be justified by the revenues generated from that relationship. In addition, restrictions included in the AOL agreements limiting other channels we may develop for offering online games may limit our ability to diversify our online distribution strategies. Further, we are required under our agreement with AOL to launch our game site within a specified time period or be subject to certain penalties, including AOL's right to terminate the agreement. We were not successful in meeting a June 1, 2000 initial launch target and we may not be successful in achieving other specified launch targets. The success for us of the AOL agreements will also be a result of AOL's performance under the agreements, a factor over which we will have very little control.

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

Online Games Have Risks That Are Not Associated with Our Traditional Business

     Online games, particularly multiplayer games, pose risks to player enjoyment that do not generally apply to packaged game sales. Players frequently would not be acquainted with other players, which may adversely affect the playing experience. Social issues raised by a player's conduct may impact the experience for other players. We have not determined whether or how we might monitor or proctor player behavior to mitigate behavior that impairs the game experience. In addition, there are substantial technical challenges to be met both in the introduction of our games online and in maintaining an effective game playing environment over time. If these risks are not successfully controlled and technical challenges resolved, potential customers for our games may be unwilling to play in sufficient volume to allow us to attain or sustain profitability.

We May Not Be Able To Obtain the Required Licenses To Offer Our Games Online

     If we are unable to reach terms with certain licensors for our games, we will not be able to offer certain of our games for online play. Many of Electronic Arts' most popular games feature characters, trademarks, people or concepts for which we have licenses from third parties. As an example, our EA SPORTS products typically contain content licensed from a sports and players' association. In certain instances, the terms of these licenses will not allow us to offer the games for online play without negotiating an additional license. We cannot be certain that the licensors will be amenable to a license for online games involving their content or, even if they are, that we will be able to reach terms with them for such use. We may be forced to agree to terms that ultimately materially impair the economic value to us of the online game market.

Proliferation and Assertion of Patents Poses Serious Risks to the Business of EA.com

     Many patents have been issued that may apply to widely used Internet technologies. Additionally, many recently issued patents are now being asserted against Internet implementations of older technologies. Several such patents have been asserted against us. For example, we currently have a lawsuit pending regarding our publication of games that can be played both alone and with others over the Internet in which the patent holder has moved to enjoin the sale of EA personal computer products that can be played alone and over the Internet. Such claims can harm our business. We will incur substantial expenses in evaluating and defending against such claims, regardless of the merits of the claims. In the event that there is a determination that we have infringed a third party patent, we could incur significant monetary liability and be prevented from using the rights in the future.

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

We May Not Be Able To Respond to Rapid Technological Change

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

If We Do Not Maintain Our Relationship with Outside Consultants Such as Andersen Consulting and Proxicom, Our Ability To Develop Our Online Business Will Be Impaired

     Because approximately 29% of the staff creating, designing, and developing the infrastructure for EA.com's website and network interface is being provided by outside consultants such as Andersen Consulting and Proxicom, losing the business relationship with such consultants would cause EA.com to lose an important component of its website implementation team. Given the intense competition for qualified technical consultants, EA.com may not be able to retain these consultants or, if necessary, replace them. If it cannot do so, its ability to develop its business will be impaired.

Our Revenues Have Been Heavily Dependent on a Single Product and Would Be Adversely Affected if That Product's Popularity Were To Decline

     In the near term, EA.com's revenues to date have consisted primarily of revenues from sales of our online product Ultima Online, and we would be adversely affected if revenues from that product were to decline for any reason and not be replaced. We expect the online game market to become increasingly competitive, and it is possible that other producer's current or future games could cause our revenue from Ultima Online to decline. In addition, popularity of Ultima Online could decline over time simply because of consumer preference for new game experiences.

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

Online  Product  Development   Schedules  Are  Unreliable  and  Make  Predicting
Quarterly Results Difficult

     Online product development schedules, particularly for Internet based games are difficult to predict because they involve creative processes, use of new development tools, Internet latency issues, a learning process to better understand Internet based game mechanics, and research and experimentation associated with development for new online technologies. Additionally, development risks for Internet based products can cause particular difficulties in predicting quarterly results because of the challenges associated with game testing, live Beta testing, integration into network servers and integration on to the Games web site and impact the release ("go live") dates of products during a particular quarter. Our revenues and operating costs are dependent on our ability to meet our product "go live" schedules, and our failure to meet those schedules could result in revenues falling short of analysts' expectations, with no corresponding decrease in expenses, resulting in increased operating losses for EA.com.


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

Foreign Sales and Currency Fluctuations

     For the three months ended June 30, 2000 international net revenues comprised 54% of total consolidated net revenues. For the fiscal year ended March 31, 2000 international net revenues comprised 40% of total consolidated net revenues. We expect foreign sales to continue to account for a significant and growing portion of our revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. For example, our European revenues in fiscal 2000 were adversely impacted by a devaluation of the Euro as compared to the prior year. Our foreign currency exposure may increase if this trend continues. Any of these factors may significantly harm our business.

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

Fluctuations in Stock Price

Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of our common stock in any given period. As a result of the factors discussed in this report and other factors that may arise in the future, the market price of our common stock historically has been, and we expect will continue to be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to us, to changes in analysts' earnings estimates, or to factors affecting the computer, software, Internet, entertainment, media or electronics businesses or the securities markets in general. For example, during fiscal year ended March 31, 2000, the price per share of our common stock ranged from $45.63 to $120.94 and $53.19 to $78.13 during the three months ended June 30, 2000.


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

Foreign Currency Exchange Rate Risk

We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, thereby, limiting our risk. Gains and losses on foreign exchange contracts are reflected in the income statement. At June 30, 2000, we had foreign exchange contracts, all with maturities of less than nine months to purchase and sell approximately $238,692,000 in foreign currencies, primarily British Pounds, European Currency Units ("Euros"), Canadian Dollars, Japanese Yen and other currencies.

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

The table below provides information about our foreign currency forward exchange contracts at June 30, 2000. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value.

---------------------------------------------------------------------------------------------------------
                                                                   Weighted-Average
                                             Contract Amount          Contract Rate        Fair Value
---------------------------------------------------------------------------------------------------------
                                              (In thousands)                            (In thousands)
                                                                                              .
Foreign currency to be sold under
contract:
    British Pound                                   $135,905                 1.5287            $2,462
    Euro                                              45,259                 0.9630             1,272
    Canadian Dollar                                    8,821                 1.4737                54
    Japanese Yen                                      15,730               104.2600                74
    Australian Dollar                                  1,567                 0.6028                21
    Brazilian Real                                       875                 1.8279                (1)
    South African Rand                                 4,532                 6.8394                30
    Swedish Krona                                      2,249                 8.8935                (7)
---------------------------------------------------------------------------------------------------------
Total                                               $214,938                                   $3,905
---------------------------------------------------------------------------------------------------------

Foreign currency to be purchased
under contract:
    British Pound                    $23,754            1.5011            $ 150

--------------------------------------------------------------------------------
Total                                $23,754                              $ 150
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Grand total                         $238,692                             $4,055
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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. At June 30, 2000, our cash equivalents, short-term and long-term investments included debt securities of $185,676,000. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The following table presents the amounts and related weighted average interest rates of our investment portfolio at June 30, 2000:

-----------------------------------------------------------------
                       Average Interest
                                   Rate        Cost   Fair Value
-----------------------------------------------------------------
                                   (Dollars in thousands)
Cash equivalents
    Fixed rate                  0.00%        $   -          $   -
    Variable rate               4.51%      $84,788        $84,788
Short-term investments
    Fixed rate                  4.05%      $82,497        $82,488
    Variable rate               6.68%      $10,000        $10,000
Long-term investments
    Fixed rate                  0.00%        $   -          $   -
    Variable rate               6.35%       $8,400         $8,248
------------------------------------------------------------------

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


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders, held on July 27, 2000, the stockholders elected the following individuals for one-year terms to the Board of Directors: M. Richard Asher, William J. Byron, Daniel
         H. Case III, Gary M. Kusin, Timothy Mott and Lawrence F. Probst III. These individuals have received a plurality of the votes eligible to vote, voting either in person or by proxy.

         In addition, the following matters were voted upon by the Stockholders:

         To approve Electronic Arts Inc. 2000 Employee Stock Purchase Plan and reserve 500,000 shares of the Company's Class A common stock for issuance under the Plan.

                                       Votes
         --------------------------------------------------------------
                  For                 Against             Abstain
                  ---                 -------             -------
               56,260,200             663,338             31,657

         To ratify the appointment of KPMG LLP as independent accountants for the Company for the current fiscal year.

                                        Votes
          --------------------------------------------------------------
                   For                 Against             Abstain
                   ---                 -------             -------
                56,906,459              34,810             13,926

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:  None

(b)      Reports on Form 8-K:  None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ELECTRONIC ARTS INC.
                                    (Registrant)




                                    /s/E. STANTON MCKEE
                                    -------------------
DATED:                              E. STANTON MCKEE
August 14, 2000                     Executive Vice President and
                                    Chief Financial and Administrative Officer