Form 10-Q
period 2000-09-30
ELECTRONIC ARTS INC
filed 2000-11-14
CIK 712515

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

                  YES    X                     NO
                      -------                     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
         Class of Common Stock                        November 6, 2000
         ---------------------                       -----------------
         $0.01 par value per share                      132,200,897

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES


                                      INDEX

Part I - Financial Information                                              Page
------------------------------
Item 1.     Consolidated Financial Statements

              Consolidated Balance Sheets at
                 September 30, 2000 and March 31, 2000                        3

              Consolidated  Statements  of  Operations  for the Three Months
                 Ended  September 30, 2000 and 1999 and the Six Months Ended
                 September 30, 2000 and 1999                                  4

              Consolidated Statements of Cash Flows for
                 the Six Months Ended September 30, 2000 and 1999             5

              Notes to Consolidated Financial Statements                      7

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  20

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       46

Part II - Other Information
---------------------------
Item 1.     Legal Proceedings                                                48
Item 4.     Submission of Matters to a Vote of Security Holders              48
Item 6.     Exhibits and Reports on Form 8-K                                 48

Signatures                                                                   49
----------

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                          ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                 (Dollars in thousands)
                                                       (unaudited)
                                                                                            September 30,     March 31,
                                                                                                 2000            2000
                                                                                              -----------    -----------
                                     ASSETS
Current assets:
     Cash, cash equivalents and short-term investments                                        $   253,817    $   339,804
     Marketable securities                                                                         17,148            236
     Receivables, less allowances of $56,094 and $65,067, respectively                            148,096        234,087
     Inventories, net                                                                              19,285         22,986
     Deferred income taxes                                                                         27,058         26,963
     Other current assets                                                                         116,700         81,247
                                                                                              -----------    -----------
       Total current assets                                                                       582,104        705,323

Property and equipment, net                                                                       335,962        285,466
Long-term investments                                                                               8,400          8,400
Investments in affiliates                                                                          18,975         22,601
Goodwill and other intangibles, net                                                               108,586        117,236
Other assets                                                                                       61,073         53,286
                                                                                              -----------    -----------
                                                                                              $ 1,115,100     $1,192,312
                                                                                              ===========     ==========

                                 LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                         $    74,689    $    97,703
     Accrued and other liabilities                                                                142,219        167,599
                                                                                              -----------    -----------
       Total current liabilities                                                                  216,908        265,302

Minority interest in consolidated joint venture                                                     4,194          3,617

Stockholders' equity:
     Preferred stock, $0.01 par value.  Authorized 10,000,000 shares                                 --             --
     Common Stock
       Class A common stock, $0.01 par value.  Authorized 400,000,000 shares;
         issued and outstanding 131,969,802 and 128,869,088 shares, respectively                    1,320          1,288
       Class B common stock, $0.01 par value. Authorized 100,000,000
         shares; issued and outstanding  6,250,000 and 6,000,000, respectively                         63             60
     Paid-in capital                                                                              459,437        412,038
     Retained earnings                                                                            435,188        516,368
     Accumulated other comprehensive loss                                                          (2,010)        (6,361)
                                                                                              -----------    -----------
       Total stockholders' equity                                                                 893,998        923,393
                                                                                              -----------    -----------
                                                                                              $ 1,115,100     $1,192,312
                                                                                              ===========     ==========

                              See accompanying notes to consolidated financial statements.

                               ELECTRONIC ARTS INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In thousands, except per share data)
                                            (unaudited)
                                                    Three Months Ended        Six Months Ended
                                                       September 30,            September 30,
                                                     2000        1999         2000         1999
                                                  ---------    ---------    ---------    ---------
Net revenues                                      $ 219,900    $ 338,887    $ 374,699    $ 525,007
Cost of goods sold                                  118,775      177,147      196,682      263,398
                                                  ---------    ---------    ---------    ---------
     Gross profit                                   101,125      161,740      178,017      261,609
                                                  ---------    ---------    ---------    ---------
Operating expenses:
   Marketing and sales                               38,263       46,100       73,456       79,947
   General and administrative                        26,292       22,301       48,501       40,009
   Research and development                          92,008       67,026      171,221      113,601
   Amortization of intangibles                        4,716        2,616        9,370        5,204
                                                  ---------    ---------    ---------    ---------
       Total operating expenses                     161,279      138,043      302,548      238,761
                                                  ---------    ---------    ---------    ---------
     Operating income (loss)                        (60,154)      23,697     (124,531)      22,848
Interest and other income, net                        4,102        3,133        7,938        7,271
                                                  ---------    ---------    ---------    ---------
     Income (loss) before provision for
       (benefit from) income taxes and minority
       interest                                     (56,052)      26,830     (116,593)      30,119
Provision for (benefit from) income taxes           (17,376)       8,586      (36,144)       9,638
                                                  ---------    ---------    ---------    ---------
     Income (loss) before minority interest         (38,676)      18,244      (80,449)      20,481
Minority interest in consolidated
  joint venture                                        (233)        (112)        (731)         (23)
                                                  ---------    ---------    ---------    ---------
      Net income (loss)                           $ (38,909)   $  18,132    $ (81,180)   $  20,458
                                                  =========    =========    =========    =========

Net income per share:
   Basic                                                N/A    $    0.15          N/A    $    0.17
   Diluted                                              N/A    $    0.14          N/A    $    0.16

Number of shares used in computation:
   Basic                                                N/A      124,834          N/A      123,886
   Diluted                                              N/A      131,215          N/A      129,819

Class A common stock:
Net loss:
   Basic                                          $ (34,860)         N/A    $ (73,474)         N/A
   Diluted                                        $ (38,909)         N/A    $ (81,180)         N/A
                                                  ---------                 ---------
Net loss per share:
   Basic                                          $   (0.27)         N/A    $   (0.57)         N/A
   Diluted                                        $   (0.30)         N/A    $   (0.62)         N/A

Number of shares used in computation:
   Basic                                            130,691          N/A      129,966          N/A
   Diluted                                          131,343          N/A      130,618          N/A

Class B common stock:
Net loss, net of retained interest in EA.com      $  (4,049)         N/A    $  (7,706)         N/A
                                                  ---------                 ---------
Net loss per share:
   Basic                                          $   (0.67)         N/A    $   (1.28)         N/A
   Diluted                                        $   (0.67)         N/A    $   (1.28)         N/A

Number of shares used in computation:
   Basic                                              6,000          N/A        6,000          N/A
   Diluted                                            6,000          N/A        6,000          N/A

                   See accompanying notes to consolidated financial statements.

                             ELECTRONIC ARTS INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Dollars in thousands)
                                          (unaudited)

                                                                             Six Months
                                                                        Ended September 30,
                                                                         2000         1999
                                                                      ---------    ---------
Operating activities:
   Net income (loss)                                                  $ (81,180)   $  20,458
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Minority interest in consolidated joint venture                    731           23
         Equity in net (income) loss of affiliates                          197         (336)
         Gain on sale of affiliate                                         --           (842)
         Depreciation and amortization                                   31,583       20,655
         Loss on sale of fixed assets                                       420          198
         Gain on sale of marketable securities                             --         (1,286)
         Provision for doubtful accounts                                  3,014        2,140
         Tax benefit from exercise of stock options                        --          9,889
         Change in assets and liabilities:
              Receivables                                                82,977     (118,421)
              Inventories                                                 3,701       (1,502)
              Other assets                                              (36,332)     (52,434)
              Accounts payable                                          (23,014)      31,977
              Accrued liabilities                                       (26,047)      (4,563)
              Deferred income taxes                                         996           94
                                                                      ---------    ---------
                Net cash used in operating activities                   (42,954)     (93,950)
                                                                      ---------    ---------

Investing activities:
   Proceeds from sale of property and equipment                           3,958           55
   Proceeds from sales of marketable securities, net                       --          1,489
   Purchase of marketable securities, net                                (2,465)        --
   Proceeds from sale of affiliate                                         --          8,842
   Capital expenditures                                                 (86,861)     (47,338)
   Investment in affiliates, net                                            722       (2,949)
   Change in short-term investments, net                                 19,632      (19,420)
   Acquisition of subsidiaries, net of cash acquired                       --           (582)
                                                                      ---------    ---------
                Net cash used in investing activities                   (65,014)     (59,903)
                                                                      ---------    ---------

Financing activities:
   Proceeds from sales of shares through employee stock
        plans and other plans                                            47,434       42,987
                                                                      ---------    ---------
                Net cash provided by financing activities                47,434       42,987
                                                                      ---------    ---------

Translation adjustment                                                   (5,897)       3,918
                                                                      ---------    ---------
Decrease in cash and cash equivalents                                   (66,431)    (106,948)
Beginning cash and cash equivalents                                     246,265      242,208
                                                                      ---------    ---------
Ending cash and cash equivalents                                        179,834      135,260
Short-term investments                                                   73,983       89,084
                                                                      ---------    ---------
Ending cash, cash equivalents and short-term investments              $ 253,817    $ 224,344
                                                                      =========    =========

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)
                                   (unaudited)

                                                               Six Months
                                                            Ended September 30,
                                                              2000      1999
                                                            -------   -------

Supplemental cash flow information:

   Cash paid during the year for income taxes               $ 7,992   $ 4,944
                                                            =======   =======

Non-cash investing activities:

   Change in unrealized appreciation of investments and
     marketable securities                                  $ 9,670   $   (29)
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

Note 2. Fiscal Year

The Company's fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to March 31 in each year. The results of operations for fiscal 2001 will contain 53 weeks. Accordingly, the results of operations for the first half of fiscal 2001 and the first half of fiscal 2000 contain 27 weeks and 26 weeks, respectively. The results of operations for the fiscal quarter ended June 30, 2000 and the fiscal quarter ended June 30, 1999 contain 14 weeks and 13 weeks, respectively. Since the results of an additional week are not material, and for clarity of presentation, all fiscal periods are treated as ending on a calendar month.

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

Note 4. Stock Split

On August 14, 2000, the Company's Board of Directors authorized a two-for-one stock split of its Class A common stock which was distributed on September 8, 2000 in the form of a stock dividend for shareholders of record at the close of business on August 25, 2000. All authorized and outstanding share and per share amounts of Class A common stock in the accompanying consolidated financial statements for all periods have been restated to reflect the stock split.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 5. Prepaid Royalties

Prepaid royalties consist primarily of prepayments for manufacturing royalties, original equipment manufacturer (OEM) fees and license fees paid to celebrities and professional sports organizations for use of their trade name. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual royalty rate as cost of goods sold based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly and charges to income any amounts that management deems unlikely to be realized through product sales. Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year. The current portion of prepaid royalties, included in other current assets, was $70,366,000 and $54,970,000 at September 30, 2000 and March 31, 2000, respectively. The long-term portion of prepaid royalties, included in other assets, was $15,735,000 and $11,373,000 at September 30, 2000 and March 31, 2000, respectively.

Note 6. Inventories

Inventories are stated at the lower of cost or market. Inventories at September 30, 2000 and March 31, 2000 consisted of (in thousands):

-------------------------------------------------------------------------------
                                         September 30, 2000     March 31, 2000
-------------------------------------------------------------------------------
Raw materials and work in process                    $3,918              $ 920
Finished goods                                       15,367             22,066
-------------------------------------------------------------------------------
                                                    $19,285            $22,986
===============================================================================

Note 7.  Accrued and Other Liabilities

Accrued liabilities at September 30, 2000 and March 31, 2000 consisted of (in thousands):

-------------------------------------------------------------------------------
                                         September 30, 2000     March 31, 2000
-------------------------------------------------------------------------------
Accrued compensation and benefits                   $51,441            $59,580
Accrued expenses                                     39,433             37,840
Accrued royalties                                    25,518             36,566
Deferred revenue                                     17,501              1,847
Warranty reserve                                      7,461              8,886
Deferred income taxes                                   865                198
Accrued income taxes                                      -             22,682
-------------------------------------------------------------------------------
                                                   $142,219           $167,599
===============================================================================

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


                                              ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           (continued)

Information  about Electronic Arts business segments is presented below for the three and six months ended September 30, 2000 and
1999 (in thousands):

---------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended September 30, 2000
                                                               EA Core                        Adjustments and
                                                        (excl. EA.com)            EA.com        Eliminations       Electronic Arts
---------------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                      $210,563           $ 9,337            $    -            $ 219,900
Group sales                                                        683                 -              (683)(a)                -
---------------------------------------------------------------------------------------------------------------------------------
              Total net revenues                               211,246             9,337              (683)             219,900
---------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers                 116,085             2,690                 -              118,775
Group cost of goods sold                                             -               683              (683)(a)                -
---------------------------------------------------------------------------------------------------------------------------------
              Total cost of goods sold                         116,085             3,373              (683)             118,775
---------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                    95,161             5,964                 -              101,125
Operating expenses:
          Marketing and sales                                   36,752             1,511                 -               38,263
          General and administrative                            24,142             2,150                 -               26,292
          Research and development                              64,195            16,887            10,926 (b)           92,008
          Network development and support                            -            10,926           (10,926)(b)                -
          Amortization of intangibles                            3,221             1,495                 -                4,716
---------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                       128,310            32,969                 -              161,279
---------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                (33,149)          (27,005)                 -             (60,154)
Interest and other income, net                                   4,090                12                 -                4,102
---------------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income
      taxes and minority interest                             (29,059)          (26,993)                 -             (56,052)
 Benefit from income taxes                                    (17,376)                 -                 -             (17,376)
---------------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                                 (11,683)          (26,993)                 -             (38,676)
Minority interest in consolidated joint venture                  (233)                 -                 -                (233)
---------------------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com                  $(11,916)         $(26,993)            $    -            $(38,909)
=================================================================================================================================

Interest income                                              $   4,082         $      21            $    -            $   4,103
Depreciation and amortization                                   11,746             4,813                 -               16,559
Identifiable assets                                            953,087           162,013                 -            1,115,100
Capital expenditures                                            15,120            21,073                 -               36,193

                                              ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           (continued)

---------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended September 30, 1999
                                                                EA Core                    Adjustments and
                                                         (excl. EA.com)           EA.com      Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                       $334,107           $4,780             $   -            $ 338,887
Group sales                                                         614                -             (614) (a)                -
---------------------------------------------------------------------------------------------------------------------------------
              Total net revenues                                334,721            4,780             (614)              338,887
---------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers                  175,716            1,431                 -              177,147
Group cost of goods sold                                              -              614             (614) (a)                -
---------------------------------------------------------------------------------------------------------------------------------
              Total cost of goods sold                          175,716            2,045             (614)              177,147
---------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                    159,005            2,735                 -              161,740
Operating expenses:
          Marketing and sales                                    45,773              327                 -               46,100
          General and administrative                             21,925              376                 -               22,301
          Research and development                               56,537            6,899            3,590  (b)           67,026
          Network development and support                             -            3,590           (3,590) (b)                -
          Amortization of intangibles                             2,587               29                 -                2,616
---------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                        126,822           11,221                 -              138,043
---------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                          32,183          (8,486)                 -               23,697
Interest and other income, net                                    3,133                -                 -                3,133
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                                35,316          (8,486)                 -               26,830
Provision for income taxes                                        8,586                -                 -                8,586
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                           26,730          (8,486)                 -               18,244
Minority interest in consolidated joint venture                    (112)               -                 -                (112)
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $26,618         $(8,486)             $   -              $18,132
=================================================================================================================================

Interest income                                                 $ 3,650         $     -              $   -             $  3,650
Depreciation and amortization                                    10,686               72                 -               10,758
Identifiable assets                                             990,047           13,563                 -            1,003,610
Capital expenditures                                             19,989            8,568                 -               28,557


                                           ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (continued)

---------------------------------------------------------------------------------------------------------------------------
                                                                       Six Months Ended September 30, 2000
                                                             EA Core                 Adjustments and
                                                      (excl. EA.com)        EA.com      Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                   $356,609      $ 18,090         $        -            $ 374,699
Group sales                                                   1,043             -            (1,043)  (a)               -
---------------------------------------------------------------------------------------------------------------------------
       Total net revenues                                   357,652        18,090            (1,043)              374,699
---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers              192,584         4,098                  -              196,682
Group cost of goods sold                                          -         1,043            (1,043)  (a)               -
---------------------------------------------------------------------------------------------------------------------------
       Total cost of goods sold                             192,584         5,141            (1,043)              196,682
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                                165,068        12,949                  -              178,017
Operating expenses:
    Marketing and sales                                      70,012         3,444                  -               73,456
    General and administrative                               43,889         4,612                  -               48,501
    Research and development                                117,854        34,168             19,199  (b)         171,221
    Network development and support                               -        19,199            (19,199) (b)               -
    Amortization of intangibles                               6,461         2,909                  -                9,370
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                    238,216        64,332                  -              302,548
---------------------------------------------------------------------------------------------------------------------------
Operating loss                                              (73,148)      (51,383)                 -             (124,531)
Interest and other income, net                                7,931             7                  -                7,938
---------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income
      taxes and minority interest                          (65,217)      ( 51,376)                 -             (116,593)
 Benefit from income taxes                                 (36,144)             -                  -              (36,144)
---------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                              (29,073)       (51,376)                 -              (80,449)
Minority interest in consolidated joint venture               (731)             -                  -                 (731)
---------------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com               $(29,804)     $ (51,376)        $        -            $ (81,180)
===========================================================================================================================

Interest income                                           $  8,399      $      49         $        -            $   8,448
Depreciation and amortization                               21,910          9,673                  -               31,583
Capital expenditures                                        29,250         57,611                  -               86,861


                                           ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (continued)

---------------------------------------------------------------------------------------------------------------------------
                                                                     Six Months Ended September 30, 1999
                                                             EA Core                 Adjustments and
                                                      (excl. EA.com)        EA.com      Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                   $515,837       $ 9,170             $    -            $ 525,007
Group sales                                                     908             -              (908)  (a)               -
---------------------------------------------------------------------------------------------------------------------------
       Total net revenues                                   516,745         9,170              (908)              525,007
---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers              260,962         2,436                  -              263,398
Group cost of goods sold                                          -           908              (908)  (a)               -
---------------------------------------------------------------------------------------------------------------------------
       Total cost of goods sold                             260,962         3,344              (908)              263,398
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                                255,783         5,826                  -              261,609
Operating expenses:
    Marketing and sales                                      79,225           722                  -               79,947
    General and administrative                               39,379           630                  -               40,009
    Research and development                                 96,759        10,637              6,205  (b)         113,601
    Network development and support                               -         6,205            (6,205)  (b)               -
    Amortization of intangibles                               5,175            29                  -                5,204
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                    220,538        18,223                  -              238,761
---------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                      35,245      (12,397)                  -               22,848
Interest and other income, net                                7,271             -                  -                7,271
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                            42,516      (12,397)                  -               30,119
Provision for income taxes                                    9,638             -                  -                9,638
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                       32,878      (12,397)                  -               20,481
Minority interest in consolidated joint venture                (23)             -                  -                 (23)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $ 32,855     $(12,397)              $   -             $ 20,458
===========================================================================================================================

Interest income                                            $ 6,602          $    -             $   -             $  6,602
Depreciation and amortization                               20,494             161                 -               20,655
Capital expenditures                                        38,413           8,925                 -               47,338

(a) Represents elimination of intercompany sales of Electronic Arts packaged goods products to EA.com, and represents elimination of royalties paid to Electronic Arts by EA.com for intellectual property rights.

(b)    Represents reclassification of Network Development and Support to Research and Development.

                                                            13



                                                ELECTRONIC ARTS INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             (continued)

Information about the Company's  operations in North America and foreign areas for the three and six months ended September 30, 2000 and 1999 is presented below:
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                    Asia
                                                                               Pacific
                                                     North                  (excluding
                                                   America        Europe        Japan)        Japan    Eliminations          Total
                                           ----------------------------------------------------------------------------------------
Three months ended September 30, 2000
-------------------------------------
Net revenues from unaffiliated
   customers                                      $152,842       $49,949        $9,527       $7,582          $    -      $ 219,900
Intercompany revenues                                1,303         4,337         2,539            -         (8,179)              -
                                           ----------------------------------------------------------------------------------------
     Total net revenues                            154,145        54,286        12,066        7,582         (8,179)        219,900
                                           ========================================================================================
Operating income (loss)                           (33,210)      (28,343)           454          792             153       (60,154)
Interest income                                      3,115           830           158            -               -          4,103
Depreciation and amortization                       13,190         3,021           235          113               -         16,559
Identifiable assets                                772,853       301,059        21,664       19,524               -      1,115,100
Capital expenditures                                31,642         4,056           295          200               -         36,193
Long-lived assets                                  309,392       156,326         3,950        4,182               -        473,850

Six months ended September 30, 2000
-----------------------------------
Net revenues from unaffiliated
   customers                                      $224,598      $101,843       $21,639      $26,619          $    -      $ 374,699
Intercompany revenues                                5,279         8,818         6,557            -        (20,654)              -
                                           ----------------------------------------------------------------------------------------
     Total net revenues                            229,877       110,661        28,196       26,619        (20,654)        374,699
                                           ========================================================================================
Operating income (loss)                           (79,710)      (51,212)         1,871        3,389           1,131      (124,531)
Interest income                                      6,249         1,936           263            -               -          8,448
Depreciation and amortization                       25,660         5,270           373          280               -         31,583
Capital expenditures                                73,435        12,481           671          274               -         86,861

Three months ended September 30, 1999
-------------------------------------
Net revenues from unaffiliated
   customers                                      $225,608       $89,993       $13,516       $9,770          $    -      $ 338,887
Intercompany revenues                                4,088         7,853         2,135            -        (14,076)              -
                                           ----------------------------------------------------------------------------------------
     Total net revenues                            229,696        97,846        15,651        9,770        (14,076)        338,887
                                           ========================================================================================
Operating income                                    21,087         1,776         1,279          595         (1,040)         23,697
Interest income                                      3,420           182            48            -               -          3,650
Depreciation and amortization                        6,884         3,430           105          339               -         10,758
Identifiable assets                                666,710       294,281        25,174       17,445               -      1,003,610
Capital expenditures                                12,973        15,241           298           45               -         28,557
Long-lived assets                                  195,831       118,266         3,134        3,589                        320,820

Six months ended September 30, 1999
-----------------------------------
Net revenues from unaffiliated
   customers                                      $327,658      $156,794       $25,454      $15,101          $    -      $ 525,007
Intercompany revenues                                7,720        12,646         2,905            -        (23,271)              -
                                           ----------------------------------------------------------------------------------------
     Total net revenues                            335,378       169,440        28,359       15,101        (23,271)        525,007
                                           ========================================================================================
Operating income (loss)                             27,624       (6,135)         2,184          215         (1,040)         22,848
Interest income                                      5,983           529            90            -               -          6,602
Depreciation and amortization                       14,468         5,447           242          498               -         20,655
Capital expenditures                                20,462        26,152           592          132               -         47,338

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Information about the Company's net revenues by product line for the three and six months ended September 30, 2000 and 1999 is presented below:

--------------------------------------------------------------------------------
(In thousands)                   Three Months Ended        Six Months Ended
                                    September 30,            September 30,
                                      2000        1999         2000        1999
                               -------------------------------------------------
PC                                 $81,669    $101,787     $152,150    $165,383
PlayStation                         65,157     111,437       94,658     180,688
Online Subscription                  7,145       3,593       15,456       6,974
PlayStation 2                        2,737           -       13,018           -
N64                                 10,161      45,965       10,767      57,807
License, OEM and Other               6,435       3,426        9,735       8,044
Affiliated label                    46,596      72,679       78,915     106,111
--------------------------------------------------------------------------------
                                  $219,900    $338,887     $374,699    $525,007
================================================================================

Note 9. Comprehensive Income (Loss)

The components of comprehensive income, net of tax, for the three and six months ended September 30, 2000 and 1999 were as follows:

-----------------------------------------------------------------------------------------------------------------
(In thousands)                                                     Three Months Ended        Six Months Ended
                                                                       September 30,            September 30,
                                                                     2000        1999          2000       1999
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $(38,909)     $18,132     $(81,180)    $20,458
-----------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss):

   Change in unrealized appreciation of investments, net of a
   tax provision of $(78), $468, $(424) and $402                     10,864         995        10,094        855
   Reclassification adjustment for gains realized in net
   income for 1999, net of a tax benefit of $(24) and $(412)              -        (52)             -      (874)
   Foreign currency translation adjustments                         (2,173)       3,394       (5,743)      3,495
-----------------------------------------------------------------------------------------------------------------
Total other comprehensive income                                      8,691       4,337         4,351      3,476
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                                 $(30,218)     $22,469     $(76,829)    $23,934
=================================================================================================================

The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Note 10. Earnings (Loss) Per Share

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

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Net income (loss) per share was calculated on a consolidated basis until Class A common stock and Class B common stock were created as a result of the approval of the Tracking Stock Proposal, see Note 3. Subsequent to the approval of the Tracking Stock Proposal, net income (loss) per share is computed individually for Class A common stock and Class B common stock.

(in thousands, except per share amounts):
--------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended September 30,
                                                         2000                 2000              2000              1999
                                                   Class A common        Class A common        Class B         Electronic
                                                    stock-EA Core         stock-EA Core         common         Arts common
                                                        Basic                Diluted         stock-EA.com         stock
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $(34,860)             $(38,909)           $(4,049)          $18,132
--------------------------------------------------------------------------------------------------------------------------

Shares used to compute net income
   (loss) per share:

Weighted-average common shares                          130,691               130,691              6,000          124,834
Dilutive stock equivalents                                    -                   652                  -            6,381
--------------------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                        130,691               131,343              6,000          131,215
==========================================================================================================================

--------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share:
Basic                                                   $(0.27)                   N/A            $(0.67)            $0.15
Diluted                                                     N/A               $(0.30)            $(0.67)            $0.14
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
                                                                        Six months ended September 30,
                                                         2000                 2000              2000              1999
                                                   Class A common        Class A common        Class B         Electronic
                                                    stock-EA Core         stock-EA Core         common         Arts common
                                                        Basic                Diluted         stock-EA.com         stock
--------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                     $(73,474)             $(81,180)           $(7,706)          $20,458
--------------------------------------------------------------------------------------------------------------------------

Shares used to compute net income
   (loss) per share:
Weighted-average common shares                          129,966               129,966              6,000          123,886
Dilutive stock equivalents                                    -                   652                  -            5,933
--------------------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                        129,966               130,618              6,000          129,819
==========================================================================================================================

--------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share:
Basic                                                   $(0.57)                   N/A            $(1.28)            $0.17
Diluted                                                     N/A               $(0.62)            $(1.28)            $0.16
--------------------------------------------------------------------------------------------------------------------------

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Due to the net loss reported for the three and six months ended September 30, 2000, for the EA core segment, stock options have been excluded from the Diluted EPS calculation. Had net income been reported in these periods, dilutive potential common shares would have been 138,087,000 and 136,614,000 for Class A common stock for the three and six months ended September 30, 2000, respectively.

Excluded from the above computation of weighted-average shares for diluted EPS were options to purchase 805,212 and 1,318,595 shares of common stock for the three and six months ended September 30, 2000, respectively, as the options' exercise price was greater than the average market price of the common shares. For the three and six months ended September 30, 2000, the weighted-average exercise price of the respective options was $48.60 and $44.99, respectively.

Excluded from the above computation of weighted-average shares for diluted EPS were options to purchase 82,000, and 1,112,000 shares of common stock for the three and six months ended September 30, 1999, respectively, as the options' exercise price was greater than the average market price of the common shares. For the three and six months ended September 30, 1999, the weighted-average exercise price of the respective options was $33.44 and $29.83, respectively.

Note 11.  New Accounting Pronouncements

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

In July 2000, the Emerging Issues Task Force issued No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs", and concluded that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue to the vendor and, therefore, should be classified as revenue. The adoption of EITF 00-10 did not have a significant impact on the results of operations, financial position or cash flows.

In May 2000, the Emerging Issues Task Force issued No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives". EITF 00-14 states that for a sales incentive that will not result in a loss on the sale of a product or service, a vendor should recognize the cost of the incentive at the latter of the date at which the related revenue is recorded or the date at which the incentive is offered. If the sales incentive will result in a loss on the sale of the product or service, the vendor should not recognize a liability for the sales incentive until the related revenue is recognized. Secondly, for certain sales incentives that entitle a customer to receive a reduction

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

in the price of a product or service in the form of a refund or rebate, the vendor should recognize a liability for those sales incentives based on an estimated amount of refunds or rebates that may be claimed by customers. The Task Force also concluded that the reduction in or refund of the selling price resulting from any cash sales incentive should be classified as a reduction in revenue and if the sales incentive offered is a free product or service delivered at the time of sale, the cost of the free product or service should be classified as an expense. The adoption of EITF 00-14 did not have a material impact on its results of operations, financial position or cash flows for the Company.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)". FIN 44 clarifies the application of APB Opinion No. 25 for certain issues: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Generally, FIN 44 is effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position or results of operations.

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

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

1999 as amended by SAB 101B. The Company believes the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for
Derivative Instruments and Hedging Activities", as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" which establish accounting and reporting standards for derivative instruments and hedging activities. The terms of SFAS 133 and SFAS 138 are effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company is determining the effect of SFAS 133, 137 and 138 on its financial statements.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that consulting, hardware, software and direct payroll-related costs associated with the implementation of customized internal-use software be capitalized and amortized over the estimated useful life of the software. These costs relate to game site application and infrastructure design and development, as well as costs related to providing customer account management and building in e-Commerce functionality and interfaces. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. As of September 30, 2000, the Company has capitalized $43,342,000 of these costs associated with the effort to build the EA.com website and infrastructure.

Note 12. Subsequent Events

   o  EA.com Gamesite Launch:

         On October 4, 2000, EA.com launched its gamesite on the worldwide web and Games Channel on AOL, in accordance with its agreement with AOL. This site provides online games to subscribers of AOL's service and to visitors of the AOL and EA web properties.

   o  PlayStation 2:

       On October 26, 2000, Sony released its new console platform, PlayStation 2, in North America.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and, in particular, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results and performance include, but are not limited to, those discussed under the heading "Risk Factors" below at pages 37 to 45, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000 as filed with the Securities and Exchange Commission on June 29, 2000 and other documents filed with the Commission.

We derive revenues primarily from shipments of entertainment software, which includes EA Studio products for dedicated entertainment systems (that we call video game systems or consoles such as PlayStation, PlayStation 2 and Nintendo
64), EA Studio personal computer products (or PC), Co- Publishing products that are co-published and distributed by us, and Affiliated Label (or AL) products that are published by third parties and distributed by us. We also derive revenues from licensing of EA Studio products and AL products through hardware companies (or OEM), online subscription and e-Commerce revenues.

Information about our net revenues for North America and foreign areas for the three and six months ended September 30, 2000 and 1999 is summarized below (in thousands):

----------------------------------------------------------------------------------------------------------
                                     September 30,        September 30,
                                         2000                  1999           Decrease           % change
                           -------------------------------------------------------------------------------
Net Revenues for the Three Months Ended:

North America                          $152,842               $225,608        $(72,766)           (32.3)%
                           -------------------------------------------------------------------------------

Europe                                   49,949                 89,993         (40,044)           (44.5)%
Asia Pacific                              9,527                 13,516          (3,989)           (29.5)%
Japan                                     7,582                  9,770          (2,188)           (22.4)%
                           -------------------------------------------------------------------------------
International                            67,058                113,279         (46,221)           (40.8)%
                           -------------------------------------------------------------------------------
Consolidated Net Revenues              $219,900               $338,887       $(118,987)           (35.1)%
                           ===============================================================================


----------------------------------------------------------------------------------------------------------
                              September 30,          September 30,         Increase/
                                   2000                  1999             (Decrease)         % change
                           -------------------------------------------------------------------------------

Net Revenues for the Six Months Ended:

North America                          $224,598               $327,658       $(103,060)           (31.5)%
                           -------------------------------------------------------------------------------

Europe                                  101,843                156,794         (54,951)           (35.0)%
Asia Pacific                             21,639                 25,454          (3,815)           (15.0)%
Japan                                    26,619                 15,101          11,518              76.3%
                           -------------------------------------------------------------------------------
International                           150,101                197,349         (47,248)           (23.9)%
                           -------------------------------------------------------------------------------
Consolidated Net Revenues              $374,699               $525,007       $(150,308)           (28.6)%
                           ===================== ====================== ================ =================


North America Net Revenues

The decrease in North America net revenues for the three months ended September 30, 2000, compared to the same period last year was primarily due to:

o A 38% decrease in PlayStation revenues due to the console transition to PlayStation 2. We released five titles in the quarter compared to seven in the comparable prior year period.

o A 78% decrease in Nintendo 64 (or N64) revenues also related to the console transition. We released one title in the quarter compared to four releases in the comparable prior year period.

o These decreases were partially offset by an increase in PC revenues due to the strong sales of The Sims and The Sims Livin' Large.

The decrease in North America net revenues for the six months ended September 30, 2000, compared to the same period last year was primarily due to:

o A 54% decrease in PlayStation revenues due to the console transition to PlayStation 2. We released six titles in the six months ended September 30, 2000 compared to ten in the comparable prior year period.

o An 80% decrease in N64 revenues also related to the console transition. We released one title in the six months ended September 30, 2000 compared to four releases in the comparable prior year period.

o These decreases were partially offset by an increase in PC revenues due to the strong sales of The Sims and The Sims Livin' Large.

International Net Revenues

The decrease in international net revenues for the three months ended September 30, 2000, compared to the same period last year was primarily attributable to:

o Europe's net revenues decreased 45% primarily due to market weakness, lower PC sales with fewer titles shipping in the quarter and the strong sales of Command & Conquer Tiberian Sun for the PC in the comparable prior year period as well as weakness in the Euro currency. In addition, PlayStation revenue decreased 50% due to fewer titles shipping during the console transition.

o European AL sales decreased due to a weaker market and fewer hit titles as compared to the prior year.

o Asia Pacific's net revenues decreased 30%, mainly in PC revenues, due to the strong sales of Command & Conquer Tiberian Sun in the comparable prior year period.

o Japan's net revenues decreased 22% due to a 94% decrease in PlayStation revenues attributable to significantly reduced PlayStation market, no new titles released in the current quarter as well as strong sales of FIFA 1999 in the comparable prior year period. This was offset by the revenue on two PlayStation 2 titles: FIFA Soccer World Championship and Xfire.

The decrease in international net revenues for the six months ended September 30, 2000, compared to the same period last year was primarily attributable to:

o Europe's net revenues decreased 35% primarily due to market weakness, lower AL sales due to fewer hit titles released in the current year, lower PC sales with fewer titles shipping in the quarter and the strong sales of Command & Conquer Tiberian Sun for the PC in the comparable prior year period as well as weakness in the Euro currency. In addition, PlayStation revenue decreased 24% due to fewer titles shipping during the console transition period.

o Asia Pacific's net revenues decreased 15%, mainly due to the decrease in PlayStation revenues as there were no significant new titles released in the current year. Lower AL sales also contributed to the decrease as compared to the prior year.

o Japan's net revenues increased 76% compared to the prior year primarily due to the shipment of two PlayStation 2 titles, FIFA Soccer World Championship and Xfire.

Information about our net revenues by product line for the three and six months ended September 30, 2000 and 1999 is presented below (in thousands):

-----------------------------------------------------------------------------------------------------------
                                           September 30,     September 30,     Increase/
                                               2000              1999         (Decrease)         % change
                                   ------------------------------------------------------------------------
Net Revenues for the Three Months Ended:

EA Studio:
----------
PC                                            $81,669           $101,787        $(20,118)          (19.8)%
PlayStation                                    65,157            111,437         (46,280)          (41.5)%
Online Subscriptions                            7,145              3,593            3,552            98.9%
PlayStation 2                                   2,737                  -            2,737              N/A
N64                                            10,161             45,965         (35,804)          (77.9)%
License, OEM and Other                          6,435              3,426            3,009            87.8%
                                   ------------------------------------------------------------------------
                                              173,304            266,208         (92,904)          (34.9)%
Affiliated Label:                              46,596             72,679         (26,083)          (35.9)%
-----------------                  ------------------------------------------------------------------------
Consolidated Net Revenues                    $219,900           $338,887       $(118,987)          (35.1)%
                                   ========================================================================


-----------------------------------------------------------------------------------------------------------
                                          September 30,     September 30,      Increase/
                                              2000              1999           (Decrease)        % change
                                   ------------------------------------------------------------------------
Net Revenues for the Six Months Ended:

EA Studio:
----------
PC                                          $152,150          $165,383        $ (13,233)            (8.0)%
PlayStation                                   94,658           180,688          (86,030)           (47.6)%
Online Subscriptions                          15,456             6,974             8,482           121.6 %
PlayStation 2                                 13,018                 -            13,018               N/A
N64                                           10,767            57,807          (47,040)           (81.4)%
License, OEM and Other                         9,735             8,044             1,691            21.0 %
                                   ------------------------------------------------------------------------
                                             295,784           418,896         (123,112)           (29.4)%
Affiliated Label:                             78,915           106,111          (27,196)           (25.6)%
-----------------                  ------------------------------------------------------------------------
Consolidated Net Revenues                   $374,699          $525,007        $(150,308)           (28.6)%
                                   ========================================================================


Personal Computer Product Net Revenues

We released four PC titles in the second quarter of the current fiscal year compared to six for the same period last year. The decrease in sales of PC products for the three and six months ended September 30, 2000 was primarily attributable to fewer titles and the release of a major title, Command & Conquer Tiberian Sun, in the second quarter of the previous year. This decrease was offset by strong sales of The Sims and The Sims Livin' Large in the current year.

PlayStation Product Net Revenues

We released five PlayStation titles in the second quarter of the current fiscal year compared to seven for the same period last year, including Madden NFL. As expected, PlayStation sales decreased for the three months and six months ended September 30, 2000 compared to the prior year primarily attributable to the PlayStation 2 platform transition. Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of current PlayStation products to continue to decline in fiscal 2001.

Under the terms of a licensing agreement with Sony Computer Entertainment of America in July 1994 (the "Sony Agreement"), as amended, we are authorized to develop and distribute CD-based software products compatible with the PlayStation. Pursuant to the Sony Agreement, we engage Sony to supply PlayStation CDs for distribution by us. Accordingly, we have limited ability to control our supply of PlayStation CD products or the timing of their delivery. See Risk Factors - "Our platform licensors are our chief competitors and frequently control the manufacturing of our video game products", below.

Online Net Revenues

The increase in online revenues for the three and six months ended September 30, 2000 as compared to the three and six months ended September 30, 1999 was attributable to the following:

o We generated over $1,400,000 in subscription revenues for Kesmai and Worldplay products in the current quarter and over $3,800,000 for the six months ended September 30, 2000. These products were part of the Kesmai acquisition which occurred in the fourth quarter of fiscal 2000. It is anticipated that the subscription revenues associated with these services will be eliminated as these products will be shut-down or converted into ad revenue-based offerings in future quarters.

o The average number of paying customers for Ultima Online increased to over 190,000 for the three months ended September 30, 2000 as compared to over 120,000 for the same period last year and was over 194,000 for the six months ended September 30, 2000 as compared to over 116,000 for the same period last year. This increase was due to continued strong sales of Ultima Online, the addition of new events and parties within the Ultima worlds and the release of Ultima Renaissance in April 2000. Ultima Renaissance added features including new houses and land mass.

o We established servers for Ultima Online in Korea in September 1999, Taiwan in November 1999 and Australia in January 2000 which resulted in new customers for the three months and six months ended September 30, 2000, as compared to the same periods last year.

PlayStation 2 Product Net Revenues

We released our first two PlayStation 2 titles, FIFA Soccer World Championship and Xfire, in Japan during the first half of fiscal 2001.

N64 Product Net Revenues

We released one N64 title in the second quarter of fiscal 2001 compared to four titles during the same period last year. The expected decrease in N64 revenues for the three months and six months ended September 30, 2000, compared to the same period last year was primarily due to fewer releases. The decrease is also due to the weaker market for Nintendo 64 products in the current year. We expect revenues for N64 products to continue to decline significantly in fiscal 2001.

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

License, OEM and Other Revenues

The increase in license, OEM and other revenues for the three and six months ended September 30, 2000 was primarily a result of higher licensing revenue in Europe due to revenue generated from an exclusive distribution agreement.

Affiliated Label Product Net Revenues

The decrease in Affiliated Label net revenues for the three and six months ended September 30, 2000 compared to the same periods last year was primarily due to the strong sales of Final

Fantasy VIII in the prior year, the acquisition of Accolade, formerly an AL, by a third party in the first quarter of the prior year, our acquisition of DreamWorks Interactive, formerly an AL, in the fourth quarter of the prior year and fewer hit AL product releases.

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

Information about our operations by segment for fiscal 2001 and 2000 is presented below (in thousands):

---------------------------------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended September 30, 2000
                                                               EA Core                          Adjustments and
                                                           (excl. EA.com)        EA.com           Eliminations    Electronic Arts
---------------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                      $210,563           $ 9,337            $    -             $219,900
Group sales                                                        683                 -             (683)  (a)               -
---------------------------------------------------------------------------------------------------------------------------------
              Total net revenues                               211,246             9,337             (683)              219,900
---------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers                 116,085             2,690                 -              118,775
Group cost of goods sold                                             -               683             (683)  (a)               -
---------------------------------------------------------------------------------------------------------------------------------
              Total cost of goods sold                         116,085             3,373             (683)              118,775
---------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                    95,161             5,964                 -              101,125
Operating expenses:
          Marketing and sales                                   36,752             1,511                 -               38,263
          General and administrative                            24,142             2,150                 -               26,292
          Research and development                              64,195            16,887            10,926  (b)          92,008
          Network development and support                            -            10,926          (10,926)  (b)               -
          Amortization of intangibles                            3,221             1,495                 -                4,716
---------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                       128,310            32,969                 -              161,279
---------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                (33,149)          (27,005)                 -             (60,154)
Interest and other income, net                                   4,090                12                 -                4,102
---------------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income
      taxes and minority interest                             (29,059)          (26,993)                 -             (56,052)
Benefit from income taxes                                     (17,376)                 -                 -             (17,376)
---------------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                                 (11,683)          (26,993)                 -             (38,676)
Minority interest in consolidated joint venture                  (233)                 -                 -                (233)
---------------------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com                  $(11,916)         $(26,993)            $    -            $(38,909)
=================================================================================================================================


Allocation of retained interest (in thousands):

---------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended September 30, 2000
                                                                 EA Core                   Adjustments and
                                                          (excl. EA.com)          EA.com      Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com                   $(11,916)        $(26,993)            $    -            $(38,909)
Net loss related to retained interest in EA.com                (22,944)           22,944                 -                    -
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                                      $(34,860)        $ (4,049)            $    -            $(38,909)
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended September 30, 1999
                                                                EA Core                         Adjustments and
                                                            (excl. EA.com)        EA.com          Eliminations    Electronic Arts
---------------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                       $334,107           $4,780             $   -             $338,887
Group sales                                                         614                -             (614)  (a)               -
---------------------------------------------------------------------------------------------------------------------------------
              Total net revenues                                334,721            4,780             (614)              338,887
---------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers                  175,716            1,431                 -              177,147
Group cost of goods sold                                              -              614             (614)  (a)               -
---------------------------------------------------------------------------------------------------------------------------------
              Total cost of goods sold                          175,716            2,045             (614)              177,147
---------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                    159,005            2,735                 -              161,740
Operating expenses:
          Marketing and sales                                    45,773              327                 -               46,100
          General and administrative                             21,925              376                 -               22,301
          Research and development                               56,537            6,899             3,590  (b)          67,026
          Network development and support                             -            3,590           (3,590)  (b)               -
          Amortization of intangibles                             2,587               29                 -                2,616
---------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                        126,822           11,221                 -              138,043
---------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                          32,183          (8,486)                 -               23,697
Interest and other income, net                                    3,133                -                 -                3,133
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                                35,316          (8,486)                 -               26,830
Provision for income taxes                                        8,586                -                 -                8,586
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                           26,730          (8,486)                 -               18,244
Minority interest in consolidated joint venture                   (112)                -                 -                (112)
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $26,618         $(8,486)             $   -              $18,132
=================================================================================================================================


---------------------------------------------------------------------------------------------------------------------------
                                                                       Six Months Ended September 30, 2000
                                                           EA Core                      Adjustments and
                                                       (excl. EA.com)     EA.com          Eliminations     Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                  $356,609        $18,090            $    -             $374,699
Group sales                                                  1,043              -           (1,043)  (a)               -
---------------------------------------------------------------------------------------------------------------------------
       Total net revenues                                  357,652         18,090           (1,043)              374,699
---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers             192,584          4,098                 -              196,682
Group cost of goods sold                                         -          1,043           (1,043)  (a)               -
---------------------------------------------------------------------------------------------------------------------------
       Total cost of goods sold                            192,584          5,141           (1,043)              196,682
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                               165,068         12,949                 -              178,017
Operating expenses:
    Marketing and sales                                     70,012          3,444                 -               73,456
    General and administrative                              43,889          4,612                 -               48,501
    Research and development                               117,854         34,168            19,199  (b)         171,221
    Network development and support                              -         19,199          (19,199)  (b)               -
    Amortization of intangibles                              6,461          2,909                 -                9,370
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                   238,216         64,332                 -              302,548
---------------------------------------------------------------------------------------------------------------------------
Operating loss                                            (73,148)       (51,383)                 -            (124,531)
Interest and other income, net                               7,931              7                 -                7,938
---------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income
      taxes and minority interest                         (65,217)       (51,376)                 -            (116,593)
Benefit from income taxes                                 (36,144)              -                 -             (36,144)
---------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                             (29,073)       (51,376)                 -             (80,449)
Minority interest in consolidated joint venture              (731)              -                 -                (731)
---------------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com              $(29,804)      $(51,376)            $    -            $(81,180)
===========================================================================================================================


Allocation of retained interest (in thousands):
---------------------------------------------------------------------------------------------------------------------------
                                                                       Six Months Ended September 30, 2000
                                                           EA Core                      Adjustments and
                                                       (excl. EA.com)    EA.com           Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com              $(29,804)      $(51,376)             $    -            $(81,180)
Net loss related to retained interest in EA.com           (43,670)         43,670                  -                    -
---------------------------------------------------------------------------------------------------------------------------
Net loss                                                 $(73,474)      $ (7,706)             $    -            $(81,180)
===========================================================================================================================


---------------------------------------------------------------------------------------------------------------------------
                                                                     Six Months Ended September 30, 1999

                                                           EA Core                       Adjustments and
                                                       (excl. EA.com)     EA.com           Eliminations    Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                  $515,837         $9,170             $   -             $525,007
Group sales                                                    908              -             (908)  (a)               -
---------------------------------------------------------------------------------------------------------------------------
       Total net revenues                                  516,745          9,170             (908)              525,007
---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers             260,962          2,436                 -              263,398
Group cost of goods sold                                         -            908             (908)  (a)               -
---------------------------------------------------------------------------------------------------------------------------
       Total cost of goods sold                            260,962          3,344             (908)              263,398
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                               255,783          5,826                 -              261,609
Operating expenses:
    Marketing and sales                                     79,225            722                 -               79,947
    General and administrative                              39,379            630                 -               40,009
    Research and development                                96,759         10,637             6,205  (b)         113,601
    Network development and support                              -          6,205           (6,205)  (b)               -
    Amortization of intangibles                              5,175             29                 -                5,204
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                   220,538         18,223                 -              238,761
---------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                     35,245       (12,397)                 -               22,848
Interest and other income, net                               7,271              -                 -                7,271
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                           42,516       (12,397)                 -               30,119
Provision for income taxes                                   9,638              -                 -                9,638
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                      32,878       (12,397)                 -               20,481
Minority interest in consolidated joint venture               (23)              -                 -                 (23)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $32,855      $(12,397)             $   -              $20,458
===========================================================================================================================

(a) Represents elimination of intercompany sales of Electronic Arts packaged goods products to EA.com, and represents elimination of royalties paid to Electronic Arts by EA.com for intellectual property rights.

(b) Represents reclassification of Network Development and Support to Research and Development.

                                       29

The following table presents pro-forma results of operations allocating taxes between EA Core and EA.com. Consolidated taxes have been allocated to EA Core and EA.com on a pro rata basis based on the consolidated effective tax rates, thereby giving EA.com the tax benefit of its losses which is utilized by the consolidated group. Such tax benefit could not be recognized by EA.com on a stand-alone basis. The sum of tax expense and tax benefit for EA Core and EA.com is the same as consolidated tax expense and tax benefit. This presentation represents how management analyzes each segment of the business (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended September 30, 2000
                                                           EA Core       EA.com           Adjustments and
                                                       (excl. EA.com)                       Eliminations    Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income taxes and minority
   interest                                               $(29,059)     $(26,993)                 $-            $(56,052)
Benefit from income taxes                                   (9,008)       (8,368)                  -             (17,376)
---------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                              (20,051)      (18,625)                  -             (38,676)
Minority interest in consolidated joint venture               (233)          -                     -                (233)
---------------------------------------------------------------------------------------------------------------------------
Net loss                                                  $(20,284)     $(18,625)                 $-            $(38,909)
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended September 30, 1999
                                                             EA Core                     Adjustments and
                                                        (excl. EA.com)    EA.com           Eliminations     Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for (benefit from)
   income taxes and minority interest                      $35,316       $(8,486)                $-              $26,830
Provision for (benefit from) income taxes                   11,302        (2,716)                 -                8,586
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                      24,014        (5,770)                 -               18,244
Minority interest in consolidated joint venture               (112)          -                    -                 (112)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $23,902       $(5,770)                $-              $18,132
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                     Six Months Ended September 30, 2000
                                                            EA Core                       Adjustments and
                                                        (excl. EA.com)    EA.com             Eliminations   Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income taxes and minority
   interest                                               $(65,217)     $(51,376)                 $-           $(116,593)
Benefit from income taxes                                  (20,217)      (15,927)                  -             (36,144)
---------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                              (45,000)      (35,449)                  -             (80,449)
Minority interest in consolidated joint venture               (731)          -                     -                (731)
---------------------------------------------------------------------------------------------------------------------------
Net loss                                                  $(45,731)     $(35,449)                 $-            $(81,180)
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                       Six Months Ended September 30, 1999
                                                             EA Core                      Adjustments and
                                                        (excl. EA.com)   EA.com             Eliminations    Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for (benefit from)
   income taxes and minority interest                      $42,516      $(12,397)                $-              $30,119
Provision for (benefit from) income taxes                   13,606        (3,968)                 -                9,638
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                      28,910        (8,429)                 -               20,481
Minority interest in consolidated joint venture                (23)          -                    -                  (23)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $28,887      $ (8,429)                $-              $20,458
===========================================================================================================================

Costs and Expenses,  Interest and Other Income, Net, Income Taxes and Net Income
(Loss)

Information about our costs and expenses, interest and other income, net, income taxes and net income  (loss) for the three and six months  ended  September  30,
2000 and 1999 is presented below:
                                               Percent of Net Revenues      Percent of Net Revenues
                                              --------------------------   -------------------------
                                                 Three Months Ended            Six Months Ended
                                                      Sept 30,                      Sept 30,
                                              --------------------------   --------------------------
                                                 2000            1999           2000           1999
                                              ---------    -------------   ------------    ----------
Cost of goods sold                               54.0  %         52.3   %       52.5  %        50.2  %
Marketing and sales                              17.4            13.6           19.6           15.2
General and administrative                       12.0             6.6           12.9            7.6
Research and development (includes               41.8            19.8           45.7           21.6
Network development and support)
Amortization of intangibles                       2.1             0.8            2.5            1.0
Interest and other income, net                    1.9             0.9            2.1            1.4
Income taxes - effective tax rate                31.0            32.0           31.0           32.0
Net income (loss)                               (17.7)  %         5.4   %      (21.7)  %        3.9  %

Cost of Goods Sold. Cost of goods sold as a percentage of net revenues increased for the three months and six months ended September 30, 2000 compared to the same period last year primarily due to:

o A decrease in the average margins on PlayStation products due to an increase, as a percent of revenue, in lower margin catalogue products as compared to the prior year.

o A decrease in the average margins on PC products due to an increase, as a percent of revenue, in lower margin catalogue products as compared to the prior year. In addition, prior year included higher sales of higher margin internally developed titles such as Command & Conquer Tiberian Sun, Sim City 3000, and Dungeon Keeper 2.

o    Offset by a decrease in sales of lower margin N64 titles.

Marketing and Sales. Marketing and sales expenses for the three months ended September 30, 2000 decreased in absolute dollars by 17% and decreased 8% for the six months ended September 30, 2000, primarily attributed to:

o Lower television, print and Internet advertising due to fewer number of releases in the quarter compared to the same period last year. In addition, prior year reflects a large advertising effort to support the release of Command & Conquer Tiberian Sun.

o Decrease in cooperative advertising associated with lower revenues in Europe and North America.

o Offset by an increase in EA.com marketing and sales staff required to support the future launch of the game site. In future periods, EA.com intends to further increase marketing and advertising spending in order to promote the game site and the Games Channel on AOL.

General and Administrative. General and administrative expenses increased for the three months ended September 30, 2000 in absolute dollars by 18% and increased 21% for the six months ended September 30, 2000, primarily attributed to:

o The expansion of the EA.com staff and additional administrative-related costs required to support the growth of the EA.com business. We anticipate a continued increase in the absolute dollars spent on general and administrative related expenses.

o Increase in bad debt due to a write off of a receivable as a result of the default of payment from a customer in Europe.

o Increase in depreciation expense for Europe due to the implementation of a new online transaction processing system.

Research and Development (excluding Network Development and Support). Research and development expenses increased for the three months ended September 30, 2000 in absolute dollars by 28% and 42% for the six months ended September 30, 2000, primarily attributed to:

o Increase in research and development expenses by EA.com (including expenses incurred by EA core on behalf of EA.com) due to an increase in the number of online projects in development and increased development staff. The type of games that will be in development will most likely increase in complexity and depth. To support this effort, EA.com may be required to increase its development and production expenses.

o An increase in development spending for next generation console products including development for the PlayStation 2 console.

o The increase is also due to research and development expenses related to the acquisition of DreamWorks Interactive, a software development company, in the fourth quarter of the prior fiscal year.

Network Development and Support. The increase in network development and support expenses was primarily due to increased spending for the EA.com network infrastructure and the network support organization in preparation for the launch of the EA.com game site and the Games Channel on the AOL service. Certain costs associated with EA.com's infrastructure build have been capitalized in
accordance  with  SOP  98-1.  EA.com  will  begin   amortizing  these  costs
commencing with the October launch of these sites. In addition, resources previously associated with developing this infrastructure will be reallocated to maintaining these sites and building new enhancements for EA.com web properties. As such, the related costs for these resources will be either expensed or capitalized as required by this SOP.

Amortization of Intangibles. The amortization of intangibles results primarily from the acquisitions of Westwood, Kesmai, ABC Software and other acquisitions. Amortization of intangibles was $3,221,000 for EA Core and $1,495,000 for EA.com for the three months ended September 30, 2000. Amortization of intangibles was $6,461,000 for EA Core and $2,909,000 for EA.com for the six months ended September 30, 2000. Amortization of intangibles was $2,616,000 for EA Core for the three months ended September 30, 1999 and $5,204,000 for EA Core for the six months ended September 30, 1999. There was no amortization of intangibles for EA.com in the same periods of the prior year.

Interest and Other Income, Net. Interest and other income, net, increased in absolute dollars for the three months ended September 30, 2000 primarily due to higher interest income in the current year attributable to investments in longer term securities, with maturities no greater than three years, resulting in higher interest rates.

Interest and other income, net, increased for the six months ended September 30, 2000 due to higher interest income in the current year offset by a gain on sale of marketable securities and a sale of a minority interest in an affiliate in the same period last year.

Income Taxes. Our effective tax rate was 31.0% for the three months and six months ended September 30, 2000 and 32% for the three months and six months ended September 30, 1999. The effective tax rate was lower than the comparable prior year period primarily as a result of a projected higher portion of international income for fiscal 2001 subject to a lower foreign tax rate as compared to the prior year.

Net Income (Loss). In absolute dollars, reported net loss increased for the three and six months ended September 30, 2000 primarily related to lower revenues and gross profits as well as higher costs and expenses, as a percent of net revenues, compared to the same period last year. The increase was also due to an increase in the number of products in development and higher network development and support costs in preparation for new online products and our game site and the Games Channel on the AOL service.

Excluding goodwill and non-cash compensation charges in the amount of $3,951,000, net of taxes, for the three months ended September 30, 2000, net loss would have been $34,958,000. Excluding goodwill and non-cash compensation charges in the amount of $2,007,000, net of taxes, for the three months ended September 30, 1999, net income would have been $20,139,000. Excluding goodwill and non-cash compensation charges in the amount of $7,549,000, net of taxes, for the six months ended September 30, 2000, net loss would have been $73,631,000. Excluding goodwill and non-cash compensation charges in the amount of $3,838,00, net of taxes for the six months ended September 30, 1999, net income would have been $24,296,000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, our working capital was $365,196,000 compared to $440,021,000 at March 31, 2000. Cash, cash equivalents and short-term investments decreased by approximately $85,987,000 during the six months ended September 30, 2000 as we used $42,954,000 of cash in operations and $86,861,000 in capital expenditures, offset by $47,434,000 provided through the sale of equity securities under our stock plans as well as proceeds from the sale of property and equipment.

Reserves for bad debts and sales returns decreased from $65,067,000 at March 31, 2000 to $56,094,000 at September 30, 2000. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

Our principal source of liquidity is $253,817,000 in cash, cash equivalents and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements on both a short-term and long-term basis.

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

o During the six months ended September 30, 2000, EA.com used $53,417,000 of cash in operations, $57,611,000 in capital expenditures for computer equipment, network infrastructure and related software (including $28,281,000 of consulting, hardware, software and direct payroll and payroll-related costs associated with the implementation of customized internal-use software), offset by $111,066,000 provided through the capital contribution from Electronic Arts.

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

In July 2000, the Emerging Issues Task Force issued No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs", and concluded that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue to the vendor and, therefore, should be classified as revenue. The adoption of EITF 00-10 did not have a significant impact on the results of operations, financial position or cash flows.

In May 2000, the Emerging Issues Task Force issued No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives". EITF 00-14 states that for a sales incentive that will not result in a loss on the sale of a product or service, a vendor should recognize the cost of the incentive at the latter of the date at which the related revenue is recorded or the date at which the incentive is offered. If the sales incentive will result in a loss on the sale of the product or service, the vendor should not recognize a liability for the sales incentive until the related revenue is recognized. Secondly, for certain sales incentives that entitle a customer to receive a reduction in the price of a product or service in the form of a refund or rebate, the vendor should recognize a liability for those sales incentives based on an estimated amount of refunds or rebates that may be claimed by customers. The Task Force also concluded that the reduction in or refund of the selling price resulting from any cash sales incentive should be classified as a reduction in revenue and if the sales incentive offered is a free product or service delivered at the time of sale, the cost of the free product or service should be classified as an expense. The adoption of EITF 00-14 did not have a material impact on its results of operations, financial position or cash flows for the Company.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)". FIN 44 clarifies the application of APB Opinion No. 25 for certain issues: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Generally, FIN 44 is effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position or results of operations.

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

In March 2000, the Emerging Issues Task Force issued No. 00-02 ("EITF 00-02"), "Accounting for Web Site Development Costs". EITF 00-02 states that all costs relating to software used to operate a web site and relating to development of initial graphics and web page design should be accounted for using Statement of Position ("SOP") 98-1. Under this SOP, costs incurred in the preliminary project stage should be expensed as incurred, as should most training and data conversion costs. External direct costs of materials and services and internal direct payroll-
related costs should be capitalized once certain criteria are met. EITF 00-02 is effective for all fiscal quarters beginning after June 30, 2000. The Company's accounting policy for internal-use software, as required by SOP 98-1, incorporated the requirements of EITF 00-02.

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

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that consulting, hardware, software and direct payroll-related costs associated with the implementation of customized internal-use software be capitalized and amortized over the estimated useful life of the software. These costs relate to game site application and infrastructure design and development, as well as costs related to providing customer account management and building in e-Commerce functionality and interfaces. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. As of September 30, 2000, the Company has capitalized $43,342,000 of these costs associated with the effort to build the EA.com website and infrastructure.

RISK Factors

Electronic Arts' business is subject to many risks and uncertainties which may affect our future financial performance. Some of those important risks and uncertainties which may cause our operating results to vary or which may materially and adversely affect our operating results are as follows:

                   Risk Factors Relating to Our Core Business

Platform Transitions Such as the One Now Occurring Typically Depress the Market for Video Game Software Until New Platforms Achieve a Wide Market Acceptance

When new video game platforms are announced or introduced into the market, consumers typically reduce their purchases of video games for current platforms in anticipation of new platforms being available. During that period, sales of our video game products can be expected to slow or even decline until new platforms have achieved a wide market and consumer acceptance. We are currently in such a transition. Sony has shipped its PlayStation 2 product in Japan and North America and expects to ship the PlayStation 2 console in Europe in November 2000. For the December quarter and the current fiscal year, the manufacturing shortages announced by Sony of the PlayStation 2 units in North America and Europe pose serious uncertainty. In addition, Nintendo and Microsoft have announced that their new console systems will be released in calendar year 2001. Current sales of our products for the existing PlayStation and Nintendo 64 platforms have been adversely affected. We expect this trend to continue until one or more of these new consoles achieve a wide installed base of consumers.

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

     For example, the Sega Dreamcast console launched in Japan in early 1999 and in the United States in September of 1999. We have no products under development for this platform. Should this platform achieve wide market acceptance, our revenue growth may be adversely affected. Similarly, we released a variety of products for the new Sony platform, the PlayStation 2. Should that platform not achieve wide acceptance by consumers, we will have spent a disproportionate amount of our resources for this platform. Additionally, we have not negotiated publishing agreements with Sony, Sega or Nintendo for their next generation platforms, or with Microsoft for their new console system, and we do not know whether the terms of those agreements will be favorable.

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

Our Business Is Both Seasonal and Cyclical

     Our business is highly seasonal with a significant percentage of our revenues occurring in the December quarter. In our 2001 fiscal year, we expect these seasonal trends to be magnified by general industry factors, including the current platform transition and the concentration of our product releases in the second half of fiscal 2001. In addition, we are continuing to invest significantly in our online operation, EA.com. Our business is also cyclical; video game platforms have historically had a life cycle of four to six years, and decline as more advanced platforms are being introduced. As one group of platforms is reaching the end of its cycle and new platforms are emerging, buying patterns may change. Purchases of products for older platforms may slow at a faster rate than sales of new platforms. We are currently in such a platform transition. Sega introduced its latest platform in the United States in September 1999, and Sony has shipped its PlayStation 2 console in Japan and North America and expects to ship its PlayStation 2 product in Europe in November 2000. Nintendo and Microsoft have also announced that their new console systems will be released in calendar year 2001. Sales of our current products for the current Nintendo and Sony platforms have already been adversely affected, and we expect this trend to continue until one or more new platforms achieves a wide installed base of consumers.

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

If We Do Not Maintain Our Relationship with Outside Consultants Such as Andersen Consulting, Our Ability To Develop Our Online Business Will Be Impaired

     Because approximately 20% of the staff creating, designing, and developing the infrastructure for EA.com's website and network interface is being provided by outside consultants such as Andersen Consulting, losing the business relationship with such consultants would cause EA.com to lose an important component of its website implementation team. Given the intense competition for qualified technical consultants, EA.com may not be able to retain these consultants or, if necessary, replace them. If it cannot do so, its ability to develop its business will be impaired.

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

Online  Product  Development   Schedules  Are  Unreliable  and  Make  Predicting
Quarterly Results Difficult

     Online product development schedules, particularly for Internet based games are difficult to predict because they involve creative processes, use of new development tools, Internet latency issues, a learning process to better understand Internet based game mechanics, and research and experimentation associated with development for new online technologies. Additionally, development risks for Internet based products can cause particular difficulties in predicting quarterly results because of the challenges associated with game testing, live Beta testing, integration into network servers and integration on to the Games web site and may impact the release ("go live") dates of products during a particular quarter. Our revenues and operating costs are dependent on our ability to meet our product "go live" schedules, and our failure to meet those schedules could result in revenues falling short of analysts' expectations, with no corresponding decrease in expenses, resulting in increased operating losses for EA.com.

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

Foreign Sales and Currency Fluctuations

     For both the six months ended September 30, 2000 and the fiscal year ended March 31, 2000 international net revenues comprised 40% of total consolidated net revenues. We expect foreign sales to continue to account for a significant and growing portion of our revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. While we hedge against foreign currency fluctuations, we cannot control translation issues such as that currently present with the Euro. For example, our European revenues in the six months ended September 30, 2000 were adversely impacted by a devaluation of the Euro as compared to the prior year. If the current trend continues, the devaluation will have a continued adverse effect for the year on our sales and net income. Any of these factors may significantly harm our business.

Increased Difficulties in Forecasting Results

     During platform transition periods, where the success of our products is significantly impacted by the changing market for our products, forecasting our revenues and earnings is more difficult than in more stable or rising product markets. The demand for our products may decline during a transition faster than we anticipate, negatively impacting both revenues and earnings. Sony announced that it has shipped only half of the number of PlayStation 2 units to retail in North America at launch than it had originally planned, and that it expects to ship significantly fewer units than planned at launch in November in Europe as well. Shortages were announced as being caused by shortages of components for manufacturing. Depending on the number and the timing of units actually available for the December 2000 holidays and the quarter ended March 31, 2001, these shortages will adversely impact our sales of PlayStation 2 products in the same periods.

We cannot predict the impact of recent actions and comments by the SEC and FASB

     Recent actions and comments from the SEC have focused on the integrity of financial reporting. In addition, the FASB and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, some of which represent a significant change from current industry practices. For example, In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. In response to numerous requests for interpretive guidance of SAB 101, the effective date of the standard has been delayed twice. SAB 101 became effective during the first quarter of fiscal 2001. SAB 101 did not have a material effect on the underlying strength or weakness of our consolidated business operations as measured by the dollar value of our product shipments and cash flows.

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

For example, during fiscal year ended March 31, 2000, the price per share of our common stock ranged from $22.82 to $60.47 and $26.59 to $54.47 during the six months ended September 30, 2000.

Because of these and other factors affecting our operating results and financial condition, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market Risk
-----------
We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange contracts used to hedge foreign currency exposures and short-term investments are subject to market risk. We do not consider our cash and cash equivalents to be subject to interest rate risk due to their short maturities. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Risk

We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies thereby limiting our risk. Gains and losses on foreign exchange contracts are reflected in the income statement. At September 30, 2000, we had foreign exchange contracts, all with maturities of less than six months to purchase and sell approximately $206,572,000 in foreign currencies, primarily British Pounds, European Currency Units ("Euro"), Canadian Dollars, Japanese Yen and other currencies.

Fair value represents the difference in value of the contracts at the spot rate and the forward rate. The counter parties to these contracts are substantial and creditworthy multinational commercial banks. The risks of counter party nonperformance associated with these contracts are not considered to be material. Notwithstanding our efforts to manage foreign exchange risks, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

The table below provides information about our foreign currency forward exchange contracts at September 30, 2000. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value.

-------------------------------------------------------------------------------------------------------------------
                                                                    Weighted- Average
                                                Contract Amount         Contract Rate                   Fair Value
-------------------------------------------------------------------------------------------------------------------
                                                 (in thousands)                                     (in thousands)
Foreign currency to be sold under contract:
    British Pound                                      $136,081                1.4743                        $(95)
    Euro                                                 29,019                0.9068                          750
    Japanese Yen                                         13,984              102.9800                          667
    Canadian Dollar                                       7,447                1.4772                          129
    South African Rand                                    4,309                7.1936                           25
    Brazilian Real                                          910                1.8670                         (11)
    Korean Won                                              894             1119.0000                          (3)
    Norway Krone                                            773                9.0493                            2
    Denmark Krone                                           595                8.4000                            3
    Sweden Krone                                            314                9.5536                            3
-------------------------------------------------------------------------------------------------------------------
    Total                                              $194,326                                             $1,470
-------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------------
Foreign currency to be purchased under contract:
    British Pound                                       $12,246                1.4754                        $ 102
-------------------------------------------------------------------------------------------------------------------
Total                                                   $12,246                                              $ 102
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Grand Total                                            $206,572                                             $1,572
-------------------------------------------------------------------------------------------------------------------

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. At September 30, 2000, our cash equivalents, short-term and long-term investments included debt securities of $178,077,000. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The table below presents the amounts and related weighted-average interest rates of our investment portfolio at September 30, 2000:

----------------------------------------------------------------------
                         Average Interest
                                     Rate         Cost     Fair Value
----------------------------------------------------------------------
                                   (Dollars in thousands)
Cash equivalents
    Fixed rate                      0.00%        $   -          $   -
    Variable rate                   5.86%      $95,694        $95,694
Short-term investments
    Fixed rate                      4.05%      $64,198        $63,983
    Variable rate                   6.63%      $10,000        $10,000
Long-term investments
    Fixed rate                      0.00%        $   -          $   -
    Variable rate                   6.35%       $8,400         $8,328
----------------------------------------------------------------------

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

                                      ELECTRONIC ARTS INC.
                                      (Registrant)



                                      /s/E. STANTON MCKEE
                                      ----------------------------------
DATED:                                E. STANTON MCKEE
November 14, 2000                     Executive Vice President and
                                      Chief Financial and Administrative Officer