Form 10-Q
period 2000-12-31
ELECTRONIC ARTS INC
filed 2001-02-13
CIK 712515

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2000

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

                              YES [X]       NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
       Class of Common Stock                               February 8, 2001
       ---------------------                               ----------------
     $0.01 par value per share                                133,003,609

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES


                                      INDEX


                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets at
            December 31, 2000 and March 31, 2000                               3

          Consolidated Statements of Operations for the
            Three Months Ended December 31, 2000 and
            1999 and the Nine Months Ended December 31, 2000
            and 1999                                                           4

          Consolidated Statements of Cash Flows for
            the Nine Months Ended December 31, 2000 and 1999                   5

          Notes to Consolidated Financial Statements                           7

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       19

Item 3. Quantitative and Qualitative Disclosures About Market Risk            45

Part II - Other Information

Item 1. Legal Proceedings                                                     47

Item 4. Submission of Matters to a Vote of Security Holders                   47

Item 6. Exhibits and Reports on Form 8-K                                      47

Signatures                                                                    48

Exhibit Index                                                                 49

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                December 31,   March 31,
                                                                                   2000          2000
                                                                                -----------   -----------
                                     ASSETS

Current assets:
  Cash, cash equivalents and short-term investments                             $   295,377   $   339,804
  Marketable securities                                                              17,249           236
  Receivables, less allowances of $82,660 and $65,067, respectively                 356,484       234,087
  Inventories, net                                                                   19,852        22,986
  Deferred income taxes                                                              27,143        26,963
  Other current assets                                                               93,305        81,247
                                                                                -----------   -----------
    Total current assets                                                            809,410       705,323

Property and equipment, net                                                         340,187       285,466
Long-term investments                                                                 8,400         8,400
Investments in affiliates                                                            18,780        22,601
Goodwill and other intangibles, net                                                 103,889       117,236
Other assets                                                                         56,610        53,286
                                                                                -----------   -----------
                                                                                $ 1,337,276   $ 1,192,312
                                                                                ===========   ===========

             LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $    68,192   $    97,703
  Accrued and other liabilities                                                     251,861       167,599
                                                                                -----------   -----------
    Total current liabilities                                                       320,053       265,302

Minority interest in consolidated joint venture                                       4,307         3,617

Stockholders' equity:
  Preferred stock, $0.01 par value. Authorized 10,000,000 shares                         --            --
  Common Stock
    Class A common stock, $0.01 par value. Authorized 400,000,000 shares;
      issued and outstanding 132,733,250 and 128,869,088 shares, respectively         1,327         1,288
    Class B common stock, $0.01 par value. Authorized 100,000,000
      shares; issued and outstanding  6,250,000 and 6,000,000, respectively              63            60
  Paid-in capital                                                                   488,190       412,038
  Retained earnings                                                                 523,166       516,368
  Accumulated other comprehensive income (loss)                                         170        (6,361)
                                                                                -----------   -----------
    Total stockholders' equity                                                    1,012,916       923,393
                                                                                -----------   -----------
                                                                                $ 1,337,276   $ 1,192,312
                                                                                ===========   ===========

          See accompanying notes to consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                  Three Months Ended            Nine Months Ended
                                                      December 31,                 December 31,
                                               --------------------------   --------------------------
                                                  2000           1999          2000           1999
                                               -----------    -----------   -----------    -----------
Net revenues                                   $   640,319    $   600,691   $ 1,015,018    $ 1,125,698
Cost of goods sold                                 306,146        299,423       502,828        562,821
                                               -----------    -----------   -----------    -----------
    Gross profit                                   334,173        301,268       512,190        562,877
                                               -----------    -----------   -----------    -----------
Operating expenses:
  Marketing and sales                               65,394         67,475       138,850        147,422
  General and administrative                        28,480         28,237        76,981         68,246
  Research and development                         110,250         73,424       281,471        187,025
  Amortization of intangibles                        4,681          2,596        14,051          7,800
                                               -----------    -----------   -----------    -----------
        Total operating expenses                   208,805        171,732       511,353        410,493
                                               -----------    -----------   -----------    -----------
    Operating income                               125,368        129,536           837        152,384

Interest and other income, net                       2,690          4,382        10,628         11,653
                                               -----------    -----------   -----------    -----------
    Income before provision for income taxes
      and minority interest                        128,058        133,918        11,465        164,037
Provision for income taxes                          39,698         41,214         3,554         50,852
                                               -----------    -----------   -----------    -----------
    Income before minority interest                 88,360         92,704         7,911        113,185
Minority interest in consolidated
  joint venture                                       (382)           157        (1,113)           134
                                               -----------    -----------   -----------    -----------
    Net income                                 $    87,978    $    92,861   $     6,798    $   113,319
                                               ===========    ===========   ===========    ===========
Net income per share:
  Basic                                                N/A    $      0.73           N/A    $      0.91
  Diluted                                              N/A    $      0.69           N/A    $      0.86
Number of shares used in computation:
  Basic                                                N/A        126,651           N/A        124,780
  Diluted                                              N/A        134,955           N/A        131,670

Class A common stock:
Net income:
  Basic                                        $    95,416            N/A   $    21,942            N/A
                                               ===========                  ===========
  Diluted                                      $    87,978            N/A   $     6,798            N/A
                                               ===========                  ===========
Net income per share:
  Basic                                        $      0.72            N/A   $      0.17            N/A
  Diluted                                      $      0.63            N/A   $      0.05            N/A
Number of shares used in computation:
  Basic                                            132,339            N/A       130,716            N/A
  Diluted                                          138,904            N/A       137,372            N/A

Class B common stock:
Net loss, net of retained interest in EA.com   $    (7,438)           N/A   $   (15,144)           N/A
                                               ===========                  ===========
Net loss per share:
  Basic                                        $     (1.24)           N/A   $     (2.52)           N/A
  Diluted                                      $     (1.24)           N/A   $     (2.52)           N/A
Number of shares used in computation:
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

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                          Nine Months
                                                                       Ended December 31,
                                                                     ----------------------
                                                                       2000         1999
                                                                     ---------    ---------
Operating activities:
  Net income                                                         $   6,798    $ 113,319
    Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
        Minority interest in consolidated joint venture                  1,113         (134)
        Equity in net (income) loss of affiliates                          452         (625)
        Gain on sale of affiliate                                         (214)        (842)
        Depreciation and amortization                                   50,272       31,430
        Loss on sale of fixed assets                                     1,542          402
        Gain on sale of marketable securities                               --       (6,063)
        Provision for doubtful accounts                                  6,091        6,427
        Tax benefit from exercise of stock options                      15,332       24,797
        Change in assets and liabilities, net of acquisitions:
             Receivables                                              (128,488)    (234,879)
             Inventories                                                 3,134         (462)
             Other assets                                               (9,814)     (71,249)
             Accounts payable                                          (29,511)      26,092
             Accrued liabilities                                        83,652       53,016
             Deferred income taxes                                         966         (535)
                                                                     ---------    ---------
               Net cash provided by (used in) operating activities       1,325      (59,306)
                                                                     ---------    ---------
Investing activities:
  Proceeds from sale of property and equipment                           3,958           56
  Proceeds from sales of marketable securities, net                         --        7,037
  Purchase of marketable securities, net                                (2,479)          --
  Proceeds from sale of affiliate                                           --        8,842
  Capital expenditures                                                (104,860)     (85,023)
  Investment in affiliates, net                                            662       (2,949)
  Change in short-term investments, net                                 22,443      (20,630)
  Acquisition of subsidiaries, net of cash acquired                         --         (582)
                                                                     ---------    ---------
               Net cash used in investing activities                   (80,276)     (93,249)
                                                                     ---------    ---------
Financing activities:
  Proceeds from sales of shares through employee stock
       plans and other plans                                            60,862       68,477
                                                                     ---------    ---------
               Net cash provided by financing activities                60,862       68,477
                                                                     ---------    ---------

Translation adjustment                                                  (3,886)        (718)
                                                                     ---------    ---------
Decrease in cash and cash equivalents                                  (21,975)     (84,796)
Beginning cash and cash equivalents                                    246,265      242,208
                                                                     ---------    ---------
Ending cash and cash equivalents                                       224,290      157,412
Short-term investments                                                  71,087       89,758
                                                                     ---------    ---------
Ending cash, cash equivalents and short-term investments             $ 295,377    $ 247,170
                                                                     =========    =========

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)
                                   (unaudited)

                                                               Nine Months
                                                            Ended December 31,
                                                           --------------------
                                                            2000         1999
                                                           -------      -------
Supplemental cash flow information:
  Cash paid during the year for income taxes               $10,706      $ 9,711
                                                           =======      =======
Non-cash investing activities:
  Change in unrealized appreciation of investments
    and marketable securities                              $ 9,458      $(4,441)
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

Note 2. Fiscal Year

The Company's fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to March 31 in each year. The results of operations for fiscal 2001 will contain 53 weeks. Accordingly, the results of operations for the first three quarters of fiscal 2001 and the first three quarters of fiscal 2000 contain 40 weeks and 39 weeks, respectively. The results of operations for the fiscal quarter ended June 30, 2000 and the fiscal quarter ended June 30, 1999 contain 14 weeks and 13 weeks, respectively. Since the results of an additional week are not material, and for clarity of presentation, all fiscal periods are treated as ending on a calendar month.

Note 3. Approval of the Tracking Stock Proposal

On March 22, 2000, the shareholders of Electronic Arts approved the "Tracking Stock Proposal" which authorized the issuance of a new series of common stock, designated as Class B common stock ("Tracking Stock"). The Tracking Stock is intended to reflect the performance of Electronic Arts' online and e-Commerce division ("EA.com"). As a result of the approval of the Tracking Stock Proposal, Electronic Arts' existing common stock has been re-classified as Class A common stock ("Class A Stock") and that stock reflects the performance of Electronic Arts' other businesses ("EA Core").

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

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 5. Prepaid Royalties

Prepaid royalties consist primarily of prepayments for manufacturing royalties, original equipment manufacturer (OEM) fees and license fees paid to celebrities and professional sports organizations for use of their trade name. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual or effective royalty rate as cost of goods sold based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly and charges to income any amounts that management deems unlikely to be realized through product sales. Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year. The current portion of prepaid royalties, included in other current assets, was $51,501,000 and $54,970,000 at December 31, 2000 and March 31, 2000, respectively. The long-term portion of prepaid royalties, included in other assets, was $9,326,000 and $11,373,000 at December 31, 2000 and March 31, 2000, respectively.

Note 6. Inventories

Inventories are stated at the lower of cost or market. Inventories at December 31, 2000 and March 31, 2000 consisted of (in thousands):

                                                       December 31,    March 31,
                                                          2000           2000
                                                         --------      --------
Raw materials and work in process                        $  1,141      $    920
Finished goods                                             18,711        22,066
                                                         --------      --------
                                                         $ 19,852      $ 22,986
                                                         ========      ========

Note 7. Accrued and Other Liabilities

Accrued liabilities at December 31, 2000 and March 31, 2000 consisted of (in thousands):

                                                       December 31,    March 31,
                                                           2000          2000
                                                         --------      --------
Accrued expenses                                         $ 77,650      $ 37,840
Accrued compensation and benefits                          67,469        59,580
Accrued royalties                                          54,430        36,566
Accrued income taxes                                       26,543        22,682
Deferred revenue                                           17,098         1,847
Warranty reserve                                            7,863         8,886
Deferred income taxes                                         808           198
                                                         --------      --------
                                                         $251,861      $167,599
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

As a result of the issuance of Class B common stock, which is intended to reflect the performance of EA.com, management considers EA.com to be a separate reportable segment. Accordingly, prior period information has been restated to disclose separate segments. The Company operates in two principal business segments globally:

     * Electronic Arts core ("EA Core") business segment: creation, marketing and distribution of entertainment software.

     * EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online, ongoing management of subscriptions of online games and related advertising.

Please see the discussion regarding segment reporting in the MD&A.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Information about Electronic Arts business segments is presented below for the three and nine months ended December 31, 2000 and 1999 (in thousands):

                                                                  Three Months Ended December 31, 2000
                                                       -----------------------------------------------------------
                                                         EA Core                   Adjustments and
                                                     (excl. EA.com)     EA.com      Eliminations     Electronic Arts
                                                       -----------    -----------    -----------       -----------
Net revenues from unaffiliated customers               $   629,145    $    11,174    $        --       $   640,319
Group sales                                                    752             --           (752)(a)            --
                                                       -----------    -----------    -----------       -----------
      Total net revenues                                   629,897         11,174           (752)          640,319
                                                       -----------    -----------    -----------       -----------
Cost of goods sold from unaffiliated customers             304,036          2,110             --           306,146
Group cost of goods sold                                        --            752           (752)(a)            --
                                                       -----------    -----------    -----------       -----------
      Total cost of goods sold                             304,036          2,862           (752)          306,146
                                                       -----------    -----------    -----------       -----------
Gross profit                                               325,861          8,312             --           334,173
Operating expenses:
  Marketing and sales                                       56,690          4,233          4,471 (c)        65,394
  General and administrative                                25,722          2,758             --            28,480
  Research and development                                  65,081         25,544         19,625 (b)       110,250
  Network development and support                               --         19,625        (19,625)(b)            --
  Carriage fee                                                  --          4,471         (4,471)(c)            --
  Amortization of intangibles                                3,184          1,497             --             4,681
                                                       -----------    -----------    -----------       -----------
Total operating expenses                                   150,677         58,128             --           208,805
                                                       -----------    -----------    -----------       -----------
Operating income (loss)                                    175,184        (49,816)            --           125,368
Interest and other income, net                               2,456            234             --             2,690
                                                       -----------    -----------    -----------       -----------
Income (loss) before provision for income
  taxes and minority interest                              177,640        (49,582)            --           128,058
Provision for income taxes                                  39,698             --             --            39,698
                                                       -----------    -----------    -----------       -----------
Income (loss) before minority interest                     137,942        (49,582)            --            88,360
Minority interest in consolidated joint venture               (382)            --             --              (382)
                                                       -----------    -----------    -----------       -----------
Net income (loss) before retained interest in EA.com   $   137,560    $   (49,582)   $        --       $    87,978
                                                       ===========    ===========    ===========        ===========

Interest income                                        $     3,147    $        22    $        --       $     3,169
Depreciation and amortization                                7,539         11,150             --            18,689
Identifiable assets                                      1,172,112        165,164             --         1,337,276
Capital expenditures                                        10,192          7,807             --            17,999

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                                  Three Months Ended December 31, 1999
                                                       -----------------------------------------------------------
                                                         EA Core                   Adjustments and
                                                     (excl. EA.com)     EA.com      Eliminations     Electronic Arts
                                                       -----------    -----------    -----------       -----------
Net revenues from unaffiliated customers               $   595,761    $     4,930    $        --       $   600,691
Group sales                                                    557             --           (557)(a)            --
                                                       -----------    -----------    -----------       -----------
      Total net revenues                                   596,318          4,930           (557)          600,691
                                                       -----------    -----------    -----------       -----------
Cost of goods sold from unaffiliated customers             297,883          1,540             --           299,423
Group cost of goods sold                                        --            557           (557)(a)            --
                                                       -----------    -----------    -----------       -----------
      Total cost of goods sold                             297,883          2,097           (557)          299,423
                                                       -----------    -----------    -----------       -----------
Gross profit                                               298,435          2,833             --           301,268
Operating expenses:
  Marketing and sales                                       66,192          1,283             --            67,475
  General and administrative                                26,545          1,692             --            28,237
  Research and development                                  55,318         12,240          5,866 (b)        73,424
  Network development and support                               --          5,866         (5,866)(b)            --
  Carriage fee                                                  --             --             --                --
  Amortization of intangibles                                2,567             29             --             2,596
                                                       -----------    -----------    -----------       -----------
Total operating expenses                                   150,622         21,110             --           171,732
                                                       -----------    -----------    -----------       -----------
Operating income (loss)                                    147,813        (18,277)            --           129,536
Interest and other income, net                               4,382             --             --             4,382
                                                       -----------    -----------    -----------       -----------
Income (loss) before provision for income
  taxes and minority interest                              152,195        (18,277)            --           133,918
Provision for income taxes                                  41,214             --             --            41,214
                                                       -----------    -----------    -----------       -----------
Income (loss) before minority interest                     110,981        (18,277)            --            92,704
Minority interest in consolidated joint venture                157             --             --               157
                                                       -----------    -----------    -----------       -----------
Net income (loss)                                      $   111,138    $   (18,277)   $        --       $    92,861
                                                       ===========    ===========    ===========       ===========

Interest income                                        $     3,301    $        --    $        --       $     3,301
Depreciation and amortization                               10,186            589             --            10,775
Identifiable assets                                      1,127,445         53,324             --         1,180,769
Capital expenditures                                        33,303          4,382             --            37,685

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                                   Nine Months Ended December 31, 2000
                                                       -----------------------------------------------------------
                                                        EA Core                    Adjustments and
                                                     (excl. EA.com)     EA.com      Eliminations     Electronic Arts
                                                       -----------    -----------    -----------       -----------
Net revenues from unaffiliated customers               $   985,754    $    29,264    $        --       $ 1,015,018
Group sales                                                  1,795             --         (1,795)(a)            --
                                                       -----------    -----------    -----------       -----------
      Total net revenues                                   987,549         29,264         (1,795)        1,015,018
                                                       -----------    -----------    -----------       -----------
Cost of goods sold from unaffiliated customers             496,620          6,208             --           502,828
Group cost of goods sold                                        --          1,795         (1,795)(a)            --
                                                       -----------    -----------    -----------       -----------
      Total cost of goods sold                             496,620          8,003         (1,795)          502,828
                                                       -----------    -----------    -----------       -----------
Gross profit                                               490,929         21,261             --           512,190
Operating expenses:
  Marketing and sales                                      126,702          7,677          4,471 (c)       138,850
  General and administrative                                69,611          7,370             --            76,981
  Research and development                                 182,935         59,712         38,824 (b)       281,471
  Network development and support                               --         38,824        (38,824)(b)            --
  Carriage fee                                                  --          4,471         (4,471)(c)            --
  Amortization of intangibles                                9,645          4,406             --            14,051
                                                       -----------    -----------    -----------       -----------
Total operating expenses                                   388,893        122,460             --           511,353
                                                       -----------    -----------    -----------       -----------
Operating income (loss)                                    102,036       (101,199)            --               837
Interest and other income, net                              10,387            241             --            10,628
                                                       -----------    -----------    -----------       -----------
Income (loss) before provision for income
  taxes and minority interest                              112,423       (100,958)            --            11,465
Provision for income taxes                                   3,554             --             --             3,554
                                                       -----------    -----------    -----------       -----------
Income (loss) before minority interest                     108,869       (100,958)            --             7,911
Minority interest in consolidated joint venture             (1,113)            --             --            (1,113)
                                                       -----------    -----------    -----------       -----------
Net income (loss) before retained interest in EA.com   $   107,756    $  (100,958)   $        --       $     6,798
                                                       ===========    ===========    ===========       ===========

Interest income                                        $    11,546    $        71    $        --       $    11,617
Depreciation and amortization                               29,449         20,823             --            50,272
Capital expenditures                                        39,442         65,418             --           104,860

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                                   Nine Months Ended December 31, 1999
                                                       -----------------------------------------------------------
                                                         EA Core                   Adjustments and
                                                      (excl. EA.com)    EA.com      Eliminations     Electronic Arts
                                                       -----------    -----------    -----------       -----------
Net revenues from unaffiliated customers               $ 1,111,598    $    14,100    $        --       $ 1,125,698
Group sales                                                  1,465             --         (1,465)(a)            --
                                                       -----------    -----------    -----------       -----------
      Total net revenues                                 1,113,063         14,100         (1,465)        1,125,698
                                                       -----------    -----------    -----------       -----------
Cost of goods sold from unaffiliated customers             558,845          3,976             --           562,821
Group cost of goods sold                                        --          1,465         (1,465)(a)            --
                                                       -----------    -----------    -----------       -----------
      Total cost of goods sold                             558,845          5,441         (1,465)          562,821
                                                       -----------    -----------    -----------       -----------
Gross profit                                               554,218          8,659             --           562,877
Operating expenses:
  Marketing and sales                                      145,417          2,005             --           147,422
  General and administrative                                65,924          2,322             --            68,246
  Research and development                                 152,077         22,877         12,071 (b)       187,025
  Network development and support                               --         12,071        (12,071)(b)            --
  Carriage fee                                                  --             --             --                --
  Amortization of intangibles                                7,742             58             --             7,800
                                                       -----------    -----------    -----------       -----------
Total operating expenses                                   371,160         39,333             --           410,493
                                                       -----------    -----------    -----------       -----------
Operating income (loss)                                    183,058        (30,674)            --           152,384
Interest and other income, net                              11,653             --             --            11,653
                                                       -----------    -----------    -----------       -----------
Income (loss) before provision for income
  taxes and minority interest                              194,711        (30,674)            --           164,037
Provision for income taxes                                  50,852             --             --            50,852
                                                       -----------    -----------    -----------       -----------
Income (loss) before minority interest                     143,859        (30,674)            --           113,185
Minority interest in consolidated joint venture                134             --             --               134
                                                       -----------    -----------    -----------       -----------
Net income (loss)                                      $   143,993    $   (30,674)   $        --       $   113,319
                                                       ===========    ===========    ===========       ===========

Interest income                                        $     9,903    $        --    $        --       $     9,903
Depreciation and amortization                               30,680            750             --            31,430
Capital expenditures                                        71,716         13,307             --            85,023

----------
(a) Represents elimination of intercompany sales of Electronic Arts packaged goods products to EA.com, and represents elimination of royalties paid to Electronic Arts by EA.com for intellectual property rights.
(b) Represents reclassification of Network Development and Support to Research and Development.
(c) Represents reclassification of amortization of the AOL Carriage Fee to Marketing.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Information about the Company's operations in North America and foreign areas for the three and nine months ended December 31, 2000 and 1999 is presented below:

(In thousands)                                                       Asia
                                                                    Pacific
                                         North                    (excluding
                                        America       Europe        Japan)       Japan      Eliminations     Total
                                       ----------   ----------    ----------   ----------    ----------    ----------
Three months ended December 31, 2000
Net revenues from unaffiliated
  customers                            $  416,904   $  189,943    $   19,887   $   13,585    $       --    $  640,319
Intercompany revenues                       3,692       11,161         3,569        2,071       (20,493)           --
                                       ----------   ----------    ----------   ----------    ----------    ----------
      Total net revenues                  420,596      201,104        23,456       15,656       (20,493)      640,319
                                       ==========   ==========    ==========   ==========    ==========    ==========
Operating income                           82,257       39,588         2,941        1,411          (829)      125,368
Interest income                             2,598          494            77           --            --         3,169
Depreciation and amortization              15,393        2,932           218          146            --        18,689
Identifiable assets                       876,560      406,952        29,083       24,681            --     1,337,276
Capital expenditures                       15,361        2,202           328          108            --        17,999
Long-lived assets                         323,825      160,420         4,146        3,967            --       492,358

Nine months ended December 31, 2000
Net revenues from unaffiliated
  customers                            $  641,502   $  291,786    $   41,526   $   40,204    $       --    $1,015,018
Intercompany revenues                       8,971       19,979        10,126        2,071       (41,147)           --
                                       ----------   ----------    ----------   ----------    ----------    ----------
      Total net revenues                  650,473      311,765        51,652       42,275       (41,147)    1,015,018
                                       ==========   ==========    ==========   ==========    ==========    ==========
Operating income (loss)                     2,547      (11,624)        4,812        4,800           302           837
Interest income                             8,847        2,430           340           --            --        11,617
Depreciation and amortization              41,053        8,202           591          426            --        50,272
Capital expenditures                       88,796       14,683           999          382            --       104,860

Three months ended December 31, 1999
Net revenues from unaffiliated
  customers                            $  366,467   $  210,855    $   16,976   $    6,393    $       --    $  600,691
Intercompany revenues                      16,031       11,499         1,755           --       (29,285)           --
                                       ----------   ----------    ----------   ----------    ----------    ----------
      Total net revenues                  382,498      222,354        18,731        6,393       (29,285)      600,691
                                       ==========   ==========    ==========   ==========    ==========    ==========
Operating income (loss)                    86,896       41,670         1,723         (437)         (316)      129,536
Interest income                             2,693          542            66           --            --         3,301
Depreciation and amortization               7,748        2,652           154          221            --        10,775
Identifiable assets                       751,490      383,204        32,257       13,818            --     1,180,769
Capital expenditures                       16,238       20,731           432          284            --        37,685
Long-lived assets                         211,827      137,151         3,518        3,821            --       356,317

Nine months ended December 31, 1999
Net revenues from unaffiliated
  customers                            $  694,125   $  367,649    $   42,430   $   21,494    $       --    $1,125,698
Intercompany revenues                      23,751       24,145         4,660           --       (52,556)           --
                                       ----------   ----------    ----------   ----------    ----------    ----------
      Total net revenues                  717,876      391,794        47,090       21,494       (52,556)    1,125,698
                                       ==========   ==========    ==========   ==========    ==========    ==========
Operating income (loss)                   114,520       35,535         3,907         (222)       (1,356)      152,384
Interest income                             8,676        1,071           156           --            --         9,903
Depreciation and amortization              22,216        8,099           396          719            --        31,430
Capital expenditures                       36,700       46,883         1,024          416            --        85,023

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Information about the Company's net revenues by product line for the three and nine months ended December 31, 2000 and 1999 is presented below:

                                 Three Months Ended         Nine Months Ended
(In thousands)                       December 31,             December 31,
                               -----------------------   -----------------------
                                  2000         1999         2000         1999
                               ----------   ----------   ----------   ----------
PC                             $  153,246   $  123,771   $  305,396   $  289,154
PlayStation                       183,309      291,002      277,967      471,690
PlayStation 2                     144,611           --      157,629           --
N64                                49,241       57,066       60,008      114,873
Online Subscription                 6,753        3,941       22,209       10,915
License, OEM and Other              5,218        8,488       14,953       16,532
Advertising                         2,591           --        2,591           --
Affiliated label                   95,350      116,423      174,265      222,534
                               ----------   ----------   ----------   ----------
                               $  640,319   $  600,691   $1,015,018   $1,125,698
                               ==========   ==========   ==========   ==========

Note 9. Comprehensive Income

The components of comprehensive income, net of tax, for the three and nine months ended December 31, 2000 and 1999 were as follows:

(In thousands)                                     Three Months Ended         Nine Months Ended
                                                       December 31,             December 31,
                                                  ----------------------    ----------------------
                                                    2000         1999         2000         1999
                                                  ---------    ---------    ---------    ---------
Net income                                        $  87,978    $  92,861    $   6,798    $ 113,319
                                                  ---------    ---------    ---------    ---------
Other comprehensive income (loss):
  Change in unrealized appreciation
  (depreciation) of investments, net
  of a tax provision (benefit) of
  $(112), $117, $(536) and $519                        (100)         248        9,994        1,103
  Reclassification adjustment for
  gains realized in net income for 1999,
  net of a tax benefit of $(1,528) and $(1,940)          --       (3,249)          --       (4,123)
  Foreign currency translation adjustments            2,280       (4,666)      (3,463)      (1,171)
                                                  ---------    ---------    ---------    ---------
Total other comprehensive income (loss)               2,180       (7,667)       6,531       (4,191)
                                                  ---------    ---------    ---------    ---------

Total comprehensive income                        $  90,158    $  85,194    $  13,329    $ 109,128
                                                  =========    =========    =========    =========

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

(in thousands, except per share amounts):

                                                Three months ended December 31,
                                     -------------------------------------------------------
                                      2000             2000           2000           1999
                                  Class A common  Class A common     Class B      Electronic
                                  stock-EA Core    stock-EA Core      common      Arts common
                                      Basic           Diluted      stock-EA.com      stock
                                     --------        --------        --------       --------
Net income (loss)                    $ 95,416        $ 87,978        $ (7,438)      $ 92,861
                                     --------        --------        --------       --------

Shares used to compute net income
  (loss) per share:
Weighted-average common shares        132,339         132,339           6,000        126,651
Dilutive stock equivalents                 --           6,565              --          8,304
                                     --------        --------        --------       --------
Dilutive potential common shares      132,339         138,904           6,000        134,955
                                     ========        ========        ========       ========

Net income (loss) per share:
Basic                                $   0.72             N/A        $  (1.24)      $   0.73
Diluted                                   N/A        $   0.63        $  (1.24)      $   0.69


                                                  Nine months ended December 31,
                                     -------------------------------------------------------
                                      2000             2000           2000           1999
                                  Class A common  Class A common     Class B      Electronic
                                  stock-EA Core    stock-EA Core      common      Arts common
                                      Basic           Diluted      stock-EA.com      stock
                                     --------        --------        --------       --------
Net income (loss)                    $ 21,942        $  6,798        $(15,144)      $113,319
                                     --------        --------        --------       --------
Shares used to compute net income
  (loss) per share:
Weighted-average common shares        130,716         130,716           6,000        124,780
Dilutive stock equivalents                 --           6,656              --          6,890
                                     --------        --------        --------       --------
Dilutive potential common shares      130,716         137,372           6,000        131,670
                                     ========        ========        ========       ========
Net income (loss) per share:
Basic                                $   0.17             N/A        $  (2.52)      $   0.91
Diluted                                   N/A        $   0.05        $  (2.52)      $   0.86

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

The Diluted EPS calculation for Class A common stock, presented above, includes the potential dilution from the conversion of Class B common stock to Class A common stock in the event that the initial public offering for Class B common stock does not occur. Net income used for the calculation of Diluted EPS for Class A common stock is $87,978,000 and $6,798,000 for the three and nine months ended December 31, 2000, respectively. This net income includes the remaining 15% interest in EA.com, which is directly attributable to outstanding Class B shares, which would be included in the Class A common stock EPS calculation in the event that the initial public offering for Class B common stock does not occur.

Excluded from the above computation of weighted-average shares for diluted EPS were options to purchase 4,142,646 and 2,617,667 shares of common stock for the three and nine months ended December 31, 2000, respectively, as the options' exercise price was greater than the average market price of the common shares. For the three and nine months ended December 31, 2000, the weighted-average exercise price of the respective options was $49.55 and $46.99, respectively.

Excluded from the above computation of weighted-average shares for diluted EPS were options to purchase 151,256 and 293,456 shares of common stock for the three and nine months ended December 31, 1999, respectively, as the options' exercise price was greater than the average market price of the common shares. For the three and nine months ended December 31, 1999, the weighted-average exercise price of the respective options was $45.97 and $37.57, respectively.

Note 11. New Accounting Pronouncements

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

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and, in particular, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results and performance include, but are not limited to, those discussed under the heading "Risk Factors" below at pages 35 to 44, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000 as filed with the Securities and Exchange Commission on June 29, 2000 and other documents filed with the Commission.

We derive revenues primarily from shipments of entertainment software, which includes EA Studio products for dedicated entertainment systems (that we call video game systems or consoles such as PlayStation, PlayStation 2 and Nintendo
64), EA Studio personal computer products (or PC), Co- Publishing products that are co-published and distributed by us, and Affiliated Label (or AL) products that are published by third parties and distributed by us. We also derive revenues from licensing of EA Studio products and AL products through hardware companies (or OEM), online subscription, advertising and e-Commerce revenues.

Information about our net revenues for North America and foreign areas for the three and nine months ended December 31, 2000 and 1999 is summarized below (in thousands):

                             December 31,  December 31,    Increase/
                                2000          1999        (Decrease)   % change
                             -----------   -----------    ----------   --------
Net Revenues for the
Three Months Ended:
North America                $   416,904   $   366,467    $   50,437      13.8%
                             -----------   -----------    ----------    ------

Europe                           189,943       210,855       (20,912)     (9.9%)
Asia Pacific                      19,887        16,976         2,911      17.1%
Japan                             13,585         6,393         7,192     112.5%
                             -----------   -----------    ----------    ------
International                    223,415       234,224       (10,809)     (4.6%)
                             -----------   -----------    ----------    ------
Consolidated Net Revenues    $   640,319   $   600,691    $   39,628       6.6%
                             ===========   ===========    ==========    ======

                             December 31,  December 31,    Increase/
                                2000          1999        (Decrease)   % change
                             -----------   -----------    ----------   --------
Net Revenues for the
Nine Months Ended:
North America                $   641,502   $   694,125    $  (52,623)     (7.6%)
                             -----------   -----------    ----------    ------

Europe                           291,786       367,649       (75,863)    (20.6%)
Asia Pacific                      41,526        42,430          (904)     (2.1%)
Japan                             40,204        21,494        18,710      87.0%
                             -----------   -----------    ----------    ------
International                    373,516       431,573       (58,057)    (13.5%)
                             -----------   -----------    ----------    ------
Consolidated Net Revenues
                             $ 1,015,018   $ 1,125,698    $ (110,680)     (9.8%)
                             ===========   ===========    ==========    ======

North America Net Revenues

The increase in North America net revenues for the three months ended December 31, 2000, compared to the same period last year was primarily due to:

* The launch of PlayStation 2 platform in North America generated $97,800,000 in revenue for the quarter from titles such as Madden NFL 2001, SSX and NHL 2001.
* A 32% increase in PC revenues due to the shipment of key releases including Command & Conquer Red Alert 2 and American McGee's Alice and continued strong sales of The Sims and The Sims: Livin' Large.
* These increases were offset by a 34% decrease in PlayStation revenues related to the console transition. With the exception of Madden NFL 2001, which was released in the second quarter of the current fiscal year, all franchise titles are showing a significant decrease from prior year releases.
* These increases were also partially offset by a decrease in N64 revenues due to the console transition. We released two titles in the current quarter compared to three in the comparable prior year period.

The decrease in North America net revenues for the nine months ended December 31, 2000, compared to the same period last year was primarily due to:

* A 43% decrease in PlayStation revenues due to the console transition to PlayStation 2. We released 16 titles in the nine months ended December 31, 2000 compared to 20 in the comparable prior year period.
* A 48% decrease in N64 revenues also related to the console transition. We released three titles in the nine months ended December 31, 2000 compared to seven in the comparable prior year period.
* These decreases were partially offset by a 23% increase in PC revenues due to the strong sales of The Sims, Command & Conquer Red Alert 2 and The
     Sims: Livin' Large.

International Net Revenues

The decrease in international net revenues for the three months ended December 31, 2000, compared to the same period last year was primarily attributable to:

* Europe's net revenues decreased 10% primarily due to market weakness, the PlayStation 2 console transition as well as weakness in the Euro currency. PlayStation revenues decreased 41% compared to the same period last year but were partially offset by revenues generated from PlayStation 2 titles, such as FIFA 2001 and SSX.
* European AL sales decreased 33% due to a weaker market, fewer hit titles and product release slips from large ALs as compared to the prior year.
* Offset by Asia Pacific's net revenues, which increased 17% mainly in PC revenues, due to the release of Command & Conquer Red Alert 2 in the current period, and revenues generated from PlayStation 2 titles.
* Offset by Japan's net revenues, which increased 113% due to revenues generated from PlayStation 2 titles, such as FIFA Soccer World Championship and SSX.

The decrease in international net revenues for the nine months ended December 31, 2000, compared to the same period last year was primarily attributable to:

* Europe's net revenues decreased 21% primarily due to market weakness, lower AL sales due to product release slips and fewer hit titles released in the current year, lower PC sales with fewer titles shipping in the period, the strong sales of Command & Conquer Tiberian Sun for the PC in the comparable prior year period, and weakness in the Euro currency. In addition, PlayStation revenue decreased 37% due to fewer titles shipping during the console transition period with most franchise titles showing significant decreases from the prior year releases.
* Asia Pacific's net revenues decreased 2%, mainly due to the decrease in PlayStation revenues as there were no significant new titles released in the current year. This was offset by sales of PlayStation 2 titles such as SSX and FIFA 2001.
* Offset by Japan's net revenues which increased 87% compared to the prior year primarily due to the shipment of PlayStation 2 titles such as FIFA Soccer World Championship, FIFA 2001 and SSX.

Information about our net revenues by product line for the three and nine months ended December 31, 2000 and 1999 is presented below (in thousands):

                            December 31,  December 31,    Increase/
                               2000          1999        (Decrease)    % change
                            -----------   -----------    -----------   --------
Net Revenues for the
Three Months Ended:
EA Studio:
PC                          $   153,246   $   123,771    $    29,475      23.8%
PlayStation                     183,309       291,002       (107,693)    (37.0%)
PlayStation 2                   144,611            --        144,611       N/A
N64                              49,241        57,066         (7,825)    (13.7%)
Online Subscriptions              6,753         3,941          2,812      71.4%
License, OEM and Other            5,218         8,488         (3,270)    (38.5%)
Advertising                       2,591            --          2,591       N/A
                            -----------   -----------    -----------     -----
                                544,969       484,268         60,701      12.5%
Affiliated Label:                95,350       116,423        (21,073)    (18.1%)
                            -----------   -----------    -----------     -----
Consolidated Net Revenues   $   640,319   $   600,691    $    39,628       6.6%
                            ===========   ===========    ===========     =====

                            December 31,  December 31,    Increase/
                               2000          1999        (Decrease)    % change
                            -----------   -----------    -----------   --------
Net Revenues for the
Nine Months Ended:
EA Studio:
PC                          $   305,396   $   289,154    $    16,242       5.6%
PlayStation                     277,967       471,690       (193,723)    (41.1%)
PlayStation 2                   157,629            --        157,629       N/A
N64                              60,008       114,873        (54,865)    (47.8%)
Online Subscriptions             22,209        10,915         11,294     103.5%
License, OEM and Other           14,953        16,532         (1,579)     (9.6%)
Advertising                       2,591            --          2,591       N/A
                            -----------   -----------    -----------     -----
                                840,753       903,164        (62,411)     (6.9%)
Affiliated Label:               174,265       222,534        (48,269)    (21.7%)
                            -----------   -----------    -----------     -----
Consolidated Net Revenues   $ 1,015,018   $ 1,125,698    $  (110,680)     (9.8%)
                            ===========   ===========    ===========     =====

Personal Computer Product Net Revenues

The increase in sales of PC products for the three and nine months ended December 31, 2000 was primarily attributable to the continued strong sales of The Sims, which shipped in the prior year. Key current year releases were Command and Conquer Red Alert 2 and The Sims: Livin' Large. We released five PC titles in the third quarter of the current fiscal year compared to ten for the same period last year. We released 13 PC titles in the nine months ended December 31, 2000 compared to 21 in the same period last year.

PlayStation Product Net Revenues

We released ten PlayStation titles in the third quarter of the current fiscal year and the same period last year. We released 16 PlayStation titles in the nine months ended December 31, 2000 compared to 20 in the same period last year. As expected, PlayStation sales decreased for the three months and nine months ended December 31, 2000 compared to the prior year primarily attributable to the PlayStation 2 platform transition. With the exception of Madden NFL, all of our franchises experienced significant decreases from the prior year release. Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of current PlayStation products to continue to decline in fiscal 2001.

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

PlayStation 2 Product Net Revenues

We released ten titles worldwide for the three months and nine months ended December 31, 2000 for the PlayStation 2. Key releases for the quarter included Madden NFL 2001, SSX, FIFA 2001 and NHL 2001. Revenue was lower than expected due to the shortage of

PlayStation 2 hardware in the quarter resulting from component shortages which limited the number of units that could be manufactured, according to Sony. We anticipate that the hardware shortage will continue to have an adverse impact on our PlayStation 2 net revenues in the fourth quarter of the fiscal year 2001, but expect Sony to correct these issues for the next fiscal year.

N64 Product Net Revenues

We released two N64 titles in the third quarter of fiscal 2001 compared to three titles during the same period last year. We released three N64 titles in the nine months ended December 31, 2000 compared to seven in the same period last year. The expected decrease in N64 revenues for the three months and nine months ended December 31, 2000, compared to the same period last year was primarily due to fewer releases. The decrease is also due to the weaker market for Nintendo 64 products in the current year. We expect revenues for N64 products to continue to decline significantly in fiscal 2001. The key release for the quarter was The World Is Not Enough.

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

Online Net Revenues

The increase in online revenues for the three and nine months ended December 31, 2000 as compared to the three and nine months ended December 31, 1999 was attributable to the following:

* The average number of monthly customers for Ultima Online increased to over 200,000 for the three months ended December 31, 2000 as compared to over 130,000 for the same period last year and was over 196,000 for the nine months ended December 31, 2000 as compared to over 121,000 for the same period last year. This increase was due to continued strong sales of Ultima Online, the addition of new events and parties within the Ultima worlds and the release of Ultima Renaissance in April 2000. Ultima Renaissance added features including new houses and land mass.

* We generated over $740,000 in revenues for Kesmai and Wordplay products in the current quarter and over $4,600,000 for the nine months ended December 31, 2000. These products were not part of EA.com last year due to the Kesmai acquisition in the fourth quarter of fiscal 2000. It is anticipated that revenues associated with these services will continue to decrease significantly as these products are either shut-down or converted into our free, advertising supported offerings. Certain products will be retained as part of our new subscription offerings.

License, OEM and Other Revenues

The decrease in license, OEM and other revenues for the three and nine months ended December 31, 2000 was primarily a result of higher license revenue in the prior year of certain titles on the Game Boy platform.

Advertising

We began selling advertising following the launch of the EA.com/AOL Games Channel in October 2000.

Affiliated Label Product Net Revenues

The decrease in Affiliated Label net revenues for the three and nine months ended December 31, 2000 compared to the same periods last year was primarily due to the strong sales of Final Fantasy VIII in the prior year, our acquisition of DreamWorks Interactive, formerly an AL, in the fourth quarter of the prior year, fewer hit AL product releases and product release slips in Europe.

Operations by Segment

As a result of the approval of the issuance of a new series of common stock designated as Class B common stock, intended to reflect the performance of EA.com, management considers EA.com to be a separate reportable segment. Accordingly, prior period information has been restated to disclose this separate segment. We operate in two principal business segments globally:

     * Electronic Arts core ("EA Core") business segment: creation, marketing and distribution of entertainment software.

     * EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online, ongoing management of subscriptions of online games and related advertising.

EA.com, a division of Electronic Arts Inc., represents Electronic Arts' online and e-Commerce businesses. EA.com's business includes subscription revenues collected for Internet game play on our websites, related website advertising, sales of packaged goods for Internet-only based games and sales of Electronic Arts games sold through EA.com websites. The statement of operations includes all revenues and costs directly attributable to EA.com, including charges for shared facilities, functions and services used by EA.com and provided by Electronic Arts. Certain costs and expenses have been allocated based on management's estimates of the cost of services provided to EA.com by Electronic Arts.

Information about our operations by segment for fiscal 2001 and 2000 is presented below (in thousands):

                                                                Three Months Ended December 31, 2000
                                                       ------------------------------------------------------
                                                        EA Core                 Adjustments and
                                                     (excl. EA.com)   EA.com     Eliminations    Electronic Arts
                                                       ---------     ---------     ---------        ---------
Net revenues from unaffiliated customers               $ 629,145     $  11,174     $      --        $ 640,319
Group sales                                                  752            --          (752)(a)           --
                                                       ---------     ---------     ---------        ---------
        Total net revenues                               629,897        11,174          (752)         640,319
                                                       ---------     ---------     ---------        ---------
Cost of goods sold from unaffiliated customers           304,036         2,110            --          306,146
Group cost of goods sold                                      --           752          (752)(a)           --
                                                       ---------     ---------     ---------        ---------
        Total cost of goods sold                         304,036         2,862          (752)         306,146
                                                       ---------     ---------     ---------        ---------
Gross profit                                             325,861         8,312            --          334,173
Operating expenses:
  Marketing and sales                                     56,690         4,233         4,471 (c)       65,394
  General and administrative                              25,722         2,758            --           28,480
  Research and development                                65,081        25,544        19,625 (b)      110,250
  Network development and support                             --        19,625       (19,625)(b)           --
  Carriage fee                                                --         4,471        (4,471)(c)           --
  Amortization of intangibles                              3,184         1,497            --            4,681
                                                       ---------     ---------     ---------        ---------
Total operating expenses                                 150,677        58,128            --          208,805
                                                       ---------     ---------     ---------        ---------
Operating income (loss)                                  175,184       (49,816)           --          125,368
Interest and other income, net                             2,456           234            --            2,690
                                                       ---------     ---------     ---------        ---------
Income (loss) before provision for income
  taxes and minority interest                            177,640       (49,582)           --          128,058
Provision for income taxes                                39,698            --            --           39,698
                                                       ---------     ---------     ---------        ---------
Income (loss) before minority interest                   137,942       (49,582)           --           88,360
Minority interest in consolidated joint venture             (382)           --            --             (382)
                                                       ---------     ---------     ---------        ---------
Net income (loss) before retained interest in EA.com   $ 137,560     $ (49,582)    $      --        $  87,978
                                                       =========     =========     =========        =========

Allocation of retained interest (in thousands):

                                                                Three Months Ended December 31, 2000
                                                       ------------------------------------------------------
                                                        EA Core                Adjustments and
                                                     (excl. EA.com)   EA.com     Eliminations    Electronic Arts
                                                       ---------     ---------     ---------        ---------
Net income (loss) before retained interest in EA.com   $ 137,560     $ (49,582)    $      --        $  87,978
Net loss related to retained interest in EA.com          (42,144)       42,144            --               --
                                                       ---------     ---------     ---------        ---------
Net income (loss)                                      $  95,416     $  (7,438)    $      --        $  87,978
                                                       =========     =========     =========        =========


                                                                Three Months Ended December 31, 1999
                                                       ------------------------------------------------------
                                                        EA Core                Adjustments and
                                                     (excl. EA.com)   EA.com     Eliminations    Electronic Arts
                                                       ---------     ---------     ---------        ---------
Net revenues from unaffiliated customers              $  595,761     $   4,930     $      --        $ 600,691
Group sales                                                  557            --          (557)(a)           --
                                                       ---------     ---------     ---------        ---------
        Total net revenues                               596,318         4,930          (557)         600,691
                                                       ---------     ---------     ---------        ---------
Cost of goods sold from unaffiliated customers           297,883         1,540            --          299,423
Group cost of goods sold                                      --           557          (557)(a)           --
                                                       ---------     ---------     ---------        ---------
        Total cost of goods sold                         297,883         2,097          (557)         299,423
                                                       ---------     ---------     ---------        ---------
Gross profit                                             298,435         2,833            --          301,268
Operating expenses:
  Marketing and sales                                     66,192         1,283            --           67,475
  General and administrative                              26,545         1,692            --           28,237
  Research and development                                55,318        12,240         5,866 (b)       73,424
  Network development and support                             --         5,866        (5,866)(b)           --
  Carriage fee                                                --            --            --               --
  Amortization of intangibles                              2,567            29            --            2,596
                                                       ---------     ---------     ---------        ---------
Total operating expenses                                 150,622        21,110            --          171,732
                                                       ---------     ---------     ---------        ---------
Operating income (loss)                                  147,813       (18,277)           --          129,536
Interest and other income, net                             4,382            --            --            4,382
                                                       ---------     ---------     ---------        ---------
Income (loss) before provision for income
  taxes and minority interest                            152,195       (18,277)           --          133,918
Provision for income taxes                                41,214            --            --           41,214
                                                       ---------     ---------     ---------        ---------
Income (loss) before minority interest                   110,981       (18,277)           --           92,704
Minority interest in consolidated joint venture              157            --            --              157
                                                       ---------     ---------     ---------        ---------
Net income (loss)                                      $ 111,138     $ (18,277)    $      --        $  92,861
                                                       =========     =========     =========        =========


                                                                Nine Months Ended December 31, 2000
                                                       ------------------------------------------------------
                                                        EA Core                Adjustments and
                                                    (excl. EA.com)    EA.com     Eliminations   Electronic Arts
                                                       ---------     ---------     ---------       ----------
Net revenues from unaffiliated customers               $ 985,754     $  29,264     $      --       $1,015,018
Group sales                                                1,795            --        (1,795)(a)           --
                                                       ---------     ---------     ---------       ----------
      Total net revenues                                 987,549        29,264        (1,795)       1,015,018
                                                       ---------     ---------     ---------       ----------
Cost of goods sold from unaffiliated customers           496,620         6,208            --          502,828
Group cost of goods sold                                      --         1,795        (1,795)(a)           --
                                                       ---------     ---------     ---------       ----------
      Total cost of goods sold                           496,620         8,003        (1,795)         502,828
                                                       ---------     ---------     ---------       ----------
Gross profit                                             490,929        21,261            --          512,190
Operating expenses:
  Marketing and sales                                    126,702         7,677         4,471 (c)      138,850
  General and administrative                              69,611         7,370            --           76,981
  Research and development                               182,935        59,712        38,824 (b)      281,471
  Network development and support                             --        38,824       (38,824)(b)           --
  Carriage fee                                                --         4,471        (4,471)(c)           --
  Amortization of intangibles                              9,645         4,406            --           14,051
                                                       ---------     ---------     ---------       ----------
Total operating expenses                                 388,893       122,460            --          511,353
                                                       ---------     ---------     ---------       ----------
Operating income (loss)                                  102,036      (101,199)           --              837
Interest and other income, net                            10,387           241            --           10,628
                                                       ---------     ---------     ---------       ----------
Income (loss) before provision for income
  taxes and minority interest                            112,423      (100,958)           --           11,465
Provision for income taxes                                 3,554            --            --            3,554
                                                       ---------     ---------     ---------       ----------
Income (loss) before minority interest                   108,869      (100,958)           --            7,911
Minority interest in consolidated joint venture           (1,113)           --            --           (1,113)
                                                       ---------     ---------     ---------       ----------
Net income (loss) before retained interest in EA.com   $ 107,756     $(100,958)    $      --       $    6,798
                                                       =========     =========     =========       ==========

Allocation of retained interest (in thousands):

                                                                Nine Months Ended December 31, 2000
                                                       ------------------------------------------------------
                                                        EA Core                Adjustments and
                                                    (excl. EA.com)    EA.com     Eliminations   Electronic Arts
                                                       ---------     ---------     ---------       ----------
Net income (loss) before retained interest in EA.com   $ 107,756     $(100,958)    $      --       $    6,798
Net loss related to retained interest in EA.com          (85,814)       85,814            --               --
                                                       ---------     ---------     ---------       ----------
Net income (loss)                                      $  21,942     $ (15,144)    $      --       $    6,798
                                                       =========     =========     =========       ==========

                                                                 Nine Months Ended December 31, 1999
                                                       ------------------------------------------------------
                                                        EA Core                Adjustments and
                                                     (excl. EA.com)   EA.com     Eliminations   Electronic Arts
                                                       ----------    ---------     ---------       ----------
Net revenues from unaffiliated customers               $1,111,598    $  14,100     $      --       $1,125,698
Group sales                                                 1,465           --        (1,465)(a)           --
                                                       ----------    ---------     ---------       ----------
      Total net revenues                                1,113,063       14,100        (1,465)       1,125,698
                                                       ----------    ---------     ---------       ----------
Cost of goods sold from unaffiliated customers            558,845        3,976            --          562,821
Group cost of goods sold                                       --        1,465        (1,465)(a)           --
                                                       ----------    ---------     ---------       ----------
      Total cost of goods sold                            558,845        5,441        (1,465)         562,821
                                                       ----------    ---------     ---------       ----------
Gross profit                                              554,218        8,659            --          562,877
Operating expenses:
  Marketing and sales                                     145,417        2,005            --          147,422
  General and administrative                               65,924        2,322            --           68,246
  Research and development                                152,077       22,877        12,071 (b)      187,025
  Network development and support                              --       12,071       (12,071)(b)           --
  Carriage fee                                                 --           --            --               --
  Amortization of intangibles                               7,742           58            --            7,800
                                                       ----------    ---------     ---------       ----------
Total operating expenses                                  371,160       39,333            --          410,493
                                                       ----------    ---------     ---------       ----------
Operating income (loss)                                   183,058      (30,674)           --          152,384
Interest and other income, net                             11,653           --            --           11,653
                                                       ----------    ---------     ---------       ----------
Income (loss) before provision for income
  taxes and minority interest                             194,711      (30,674)           --          164,037
Provision for income taxes                                 50,852           --            --           50,852
                                                       ----------    ---------     ---------       ----------
Income (loss) before minority interest                    143,859      (30,674)           --          113,185
Minority interest in consolidated joint venture               134           --            --              134
                                                       ----------    ---------     ---------       ----------
Net income (loss)                                      $  143,993    $ (30,674)    $      --       $  113,319
                                                       ==========    =========     =========       ==========

----------
(a) Represents elimination of intercompany sales of Electronic Arts packaged goods products to EA.com, and represents elimination of royalties paid to Electronic Arts by EA.com for intellectual property rights.
(b) Represents reclassification of Network Development and Support to Research and Development.
(c) Represents reclassification of amortization of the AOL carriage fee to marketing.

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

                                                             Three Months Ended December 31, 2000
                                                     -----------------------------------------------------
                                                     EA Core                 Adjustments and
                                                  (excl. EA.com)    EA.com     Eliminations   Electronic Arts
                                                     ---------     ---------     ---------       ---------
Income (loss) before provision for (benefit from)
  income taxes and minority interest                 $ 177,640     $ (49,582)    $      --       $ 128,058
Provision for (benefit from) income taxes               55,068       (15,370)           --          39,698
                                                     ---------     ---------     ---------       ---------
Income (loss) before minority interest                 122,572       (34,212)           --          88,360
Minority interest in consolidated joint venture           (382)           --            --            (382)
                                                     ---------     ---------     ---------       ---------
Net income (loss)                                    $ 122,190     $ (34,212)    $      --       $  87,978
                                                     =========     =========     =========       =========


                                                             Three Months Ended December 31, 1999
                                                     -----------------------------------------------------
                                                     EA Core                 Adjustments and
                                                  (excl. EA.com)    EA.com     Eliminations   Electronic Arts
                                                     ---------     ---------     ---------       ---------
Income (loss) before provision for (benefit from)
  income taxes and minority interest                 $ 152,195     $ (18,277)    $      --       $ 133,918
Provision for (benefit from) income taxes               46,755        (5,541)           --          41,214
                                                     ---------     ---------     ---------       ---------
Income (loss) before minority interest                 105,440       (12,736)           --          92,704
Minority interest in consolidated joint venture            157            --            --             157
                                                     ---------     ---------     ---------       ---------
Net income (loss)                                    $ 105,597     $ (12,736)    $      --       $  92,861
                                                     =========     =========     =========       =========


                                                              Nine Months Ended December 31, 2000
                                                     -----------------------------------------------------
                                                     EA Core                 Adjustments and
                                                  (excl. EA.com)    EA.com     Eliminations   Electronic Arts
                                                     ---------     ---------     ---------       ---------
Income (loss) before provision for (benefit from)
  income taxes and minority interest                 $ 112,423     $(100,958)    $      --       $  11,465
Provision for (benefit from) income taxes               34,851       (31,297)           --           3,554
                                                     ---------     ---------     ---------       ---------
Income (loss) before minority interest                  77,572       (69,661)           --           7,911
Minority interest in consolidated joint venture         (1,113)           --            --          (1,113)
                                                     ---------     ---------     ---------       ---------
Net income (loss)                                    $  76,459     $ (69,661)    $      --       $   6,798
                                                     =========     =========     =========       =========


                                                              Nine Months Ended December 31, 1999
                                                     -----------------------------------------------------
                                                     EA Core                 Adjustments and
                                                  (excl. EA.com)    EA.com     Eliminations   Electronic Arts
                                                     ---------     ---------     ---------       ---------
Income (loss) before provision for (benefit from)
  income taxes and minority interest                 $ 194,711     $ (30,674)    $      --       $ 164,037
Provision for (benefit from) income taxes               60,361        (9,509)           --          50,852
                                                     ---------     ---------     ---------       ---------
Income (loss) before minority interest                 134,350       (21,165)           --         113,185
Minority interest in consolidated joint venture            134            --            --             134
                                                     ---------     ---------     ---------       ---------
Net income (loss)                                    $ 134,484     $ (21,165)    $      --       $ 113,319
                                                     =========     =========     =========       =========

Costs and Expenses, Interest and Other Income, Net, Income Taxes and Net Income

Information about our costs and expenses, interest and other income, net, income taxes and net income for the three and nine months ended December 31, 2000 and 1999 is presented below:

                                              Percent of Net      Percent of Net
                                                Revenues            Revenues
                                               Three Months        Nine Months
                                               Ended Dec 31,      Ended Dec 31,
                                              --------------      -------------
                                              2000      1999      2000     1999
                                              ----      ----      ----     ----
Cost of goods sold                            47.8%     49.8%     49.5%    50.0%
Marketing and sales                           10.2      11.2      13.7     13.1
General and administrative                     4.5       4.7       7.6      6.1
Research and development (includes Network
development and support)                      17.2      12.2      27.7     16.6
Amortization of intangibles                    0.7       0.5       1.4      0.7
Interest and other income, net                 0.4       0.7       1.0      1.0
Income taxes - effective tax rate             31.0      30.8      31.0     31.0
Net income                                    13.7%     15.5%      0.7%    10.1%

Cost of Goods Sold. Cost of goods sold as a percentage of net revenues decreased for the three months and nine months ended December 31, 2000 compared to the same period last year primarily due to:

* An increase in sales of higher margin PC titles. The current year included higher sales on higher margin internally developed titles such as The Sims, Command & Conquer Red Alert 2, and The Sims: Livin' Large.
* The introduction of higher margin PlayStation 2 products in the current year.
*    A decrease in sales of lower margin AL and N64 titles.
* Offset by a decrease in sales of PlayStation titles combined with the decrease in average margins on PlayStation products due to a decrease in the average sales price on front line and catalogue products.

Marketing and Sales. Marketing and sales expenses for the three months ended December 31, 2000 decreased as a percentage of revenue, primarily attributed to:

*    Lower television and print advertising in North America and Europe.
* Offset by an increase in EA.com marketing and sales expense due to increased staff required to support the live game site and advertising campaigns run on the AOL service promoting the Games Channel. In future periods, EA.com intends to further increase marketing and advertising spending in order to promote our game site and the Games Channel on AOL.
* Offset by the amortization of the AOL carriage fee, which began with the launch of EA.com in October of the current fiscal year. The Carriage Fee will be amortized straight-line over the term of the AOL agreement.

Marketing and sales expenses for the nine months ended December 31, 2000 increased as a percentage of revenue, primarily attributed to:

* Higher EA.com marketing and sales expense due to increased staff required to support the live game site and advertising campaigns run on the AOL service promoting the Games Channel. In future periods, EA.com intends to further increase marketing and advertising spending in order to promote our game site and the Games Channel on AOL.
* The amortization of the AOL carriage fee, which began with the launch of EA.com in October of the current fiscal year. The Carriage Fee will be amortized straight-line over the term of the AOL agreement.
* Offset by lower television and print advertising in North America and Europe due to fewer number of releases compared to the same period last year.
* Offset by a decrease in cooperative advertising associated with lower revenues in North America.

General and Administrative. General and administrative expenses increased for the three months ended December 31, 2000 in absolute dollars by 0.9% and increased 12.8% for the nine months ended December 31, 2000, primarily attributed to:

* The expansion of the EA.com staff and additional administrative-related costs required to support the growth of the EA.com business. We anticipate a continued increase in the absolute dollars spent on general and administrative related expenses.
* Increase in depreciation expense for Europe due to the implementation of a new transaction processing system.

Research and Development (excluding Network Development and Support). Research and development expenses increased for the three months ended December 31, 2000 in absolute dollars by 34.1% and 38.7% for the nine months ended December 31, 2000, primarily attributed to:

* Increase in research and development expenses by EA.com (including expenses incurred by EA core on behalf of EA.com) due to an increase in the number of online projects in development and increased development staff to support these products. This includes headcount-related costs associated with the acquisition of Kesmai in the fourth quarter of fiscal 2000. The type of games that will be in development will most likely increase in complexity and depth. To support this effort, EA.com may be required to increase its development and production expenses.
* An increase in development spending for next generation console products including development for the PlayStation 2 console.
* The increase is also due to research and development expenses related to the acquisition of DreamWorks Interactive, a software development company, in the fourth quarter of the prior fiscal year.

Network Development and Support. The increase in network development and support expenses was primarily due to increased spending for the EA.com network infrastructure, the formation of the support organization for the live game site and the Games Channel on the AOL service and the amortization of capitalized costs associated with the pre-launch network infrastructure build including costs capitalized in accordance with SOP 98-1. The amortization cost for the quarter associated with the launch of the website in October 2000 was $1,900,000.

As a result, we expect network development and support expenses to increase in absolute dollars in the future.

Amortization of Intangibles. The amortization of intangibles results primarily from the acquisitions of Westwood, Kesmai, DreamWorks Interactive, ABC Software and other acquisitions. Amortization of intangibles was $3,184,000 for EA Core and $1,497,000 for EA.com for the three months ended December 31, 2000. Amortization of intangibles was $2,567,000 for EA Core and $29,000 for EA.com for the three months ended December 31, 1999. Amortization of intangibles was $9,645,000 for EA Core and $4,406,000 for EA.com for the nine months ended December 31, 2000. Amortization of intangibles was $7,742,000 for EA Core and $58,000 for EA.com for the nine months ended December 31, 1999.

Interest and Other Income, Net. Interest and other income, net, decreased in absolute dollars for the three months and nine months ended December 31, 2000 primarily due to gains on the sale of marketable securities in the prior year.

Income Taxes. Our effective tax rate was 31% for the nine months ended December 31, 2000 and 1999. The effective tax rate was 31% and 30.8% for the three months ended December 31, 2000 and 1999, respectively.

Net Income. In absolute dollars, reported net income decreased for the three months ended December 31, 2000 primarily related to higher product development expenses, as a percent of net revenues, compared to the same period last year. The increase in development expense is due to an increase in the number of products in development by EA Core and EA.com and higher network development and support costs in preparation for new online products and the launch of our game site on the worldwide web and the AOL service which occurred in October 2000.

In absolute dollars, reported net income decreased for the nine months ended December 31, 2000 primarily related to lower revenues as well as higher costs and expenses compared to the same period last year. The decrease was also due to an increase in the number of products in development by EA Core and EA.com and higher network development and support costs in preparation for new online products and the launch of our game site on the worldwide web and the AOL service which occurred in October 2000.

Excluding goodwill and non-cash compensation charges in the amount of $3,479,000, net of taxes, for the three months ended December 31, 2000, net income would have been $91,457,000. Excluding goodwill and non-cash compensation charges in the amount of $1,995,000, net of taxes, for the three months ended December 31, 1999, net income would have been $94,856,000. Excluding goodwill and non-cash compensation charges in the amount of $11,028,000, net of taxes, for the nine months ended December 31, 2000, net income would have been $17,826,000. Excluding goodwill and non-cash compensation charges in the amount of $5,833,000, net of taxes, for the nine months ended December 31, 1999, net income would have been $119,152,000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, our working capital was $489,357,000 compared to $440,021,000 at March 31, 2000. Cash, cash equivalents and short-term investments decreased by approximately $44,427,000 during the nine months ended December 31, 2000 as we used $104,860,000 of cash in capital expenditures, offset by $60,862,000 provided through the sale of equity securities under our stock plans, $3,958,000 of proceeds from the sale of property and equipment and $1,325,000 provided by operating activities.

Reserves for bad debts and sales returns increased from $65,067,000 at March 31, 2000 to $82,660,000 at December 31, 2000. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

Our principal source of liquidity is $295,377,000 in cash, cash equivalents and short-term investments. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements on both a short-term and long-term basis.

Included in the amounts above is the following for the EA.com business:

* To date, EA.com has been funded solely by Electronic Arts. No interest charge has been reflected in the accompanying consolidated financial statements. Excess cash generated from operations is transferred to Electronic Arts. We anticipate these funding procedures will continue in the near-term. Electronic Arts may, at its discretion, provide funds to EA.com under a debt arrangement, instead of treating such funding as a capital contribution.

* During the nine months ended December 31, 2000, EA.com used $93,934,000 of cash in operations, $65,418,000 in capital expenditures for computer equipment, network infrastructure and related software (including $41,263,000 of consulting, hardware, software and direct payroll and payroll-related costs associated with the implementation of customized internal-use software), offset by $159,667,000 provided through the capital contribution from Electronic Arts.

* As of December 31, 2000, the Company has $8,375,000 of capitalized costs associated with the effort to build the EA.com website and infrastructure that have been put into service related to SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". As of October 2000, EA.com began to amortize $39,100,000 of costs associated with this pronouncement.

Impact of Recently Issued Accounting Standards

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

                   Risk Factors Relating to Our Core Business

Platform Transitions Such as the One Now Occurring Typically Depress the Market for Video Game Software Until New Platforms Achieve a Wide Market Acceptance

     When new video game platforms are announced or introduced into the market, consumers typically reduce their purchases of video games for current platforms in anticipation of new platforms being available. During that period, sales of our video game products can be expected to slow or even decline until new platforms have achieved a wide market and consumer acceptance. We are currently in such a transition. Sony shipped its PlayStation 2 product in Japan, North America and Europe in calendar year 2000. For the December quarter, manufacturing shortages, resulting in the delay of a significant number of shipments of PlayStation 2 units in North America and Europe, have adversely affected our results of operations. Consequently, these manufacturing shortages pose serious uncertainty for our current fourth quarter and fiscal year results. In addition, Nintendo and Microsoft have announced that their new console systems will be released in calendar year 2001. Current sales of our products for the existing PlayStation and Nintendo 64 platforms have been adversely affected. We expect this trend to continue until one or more of these new consoles achieve a wide installed base of consumers.

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

     For example, the Sega Dreamcast console launched in Japan in early 1999 and in the United States in September of 1999. We have developed no products for this platform. Had this platform achieved wide market acceptance, our revenue growth would have been adversely affected. Similarly, we released a variety of products for the new Sony platform, the PlayStation 2. The shortages of PlayStation 2 units has adversely affected our results, and if that platform does not achieve wide acceptance by consumers, we will have spent a disproportionate amount of our resources for this platform. Additionally, we have not negotiated a publishing agreement with Nintendo for their next generation platform and we do not know whether the terms of this agreement will be favorable.

Product Development Schedules Are Frequently Unreliable and Make Predicting Quarterly Results Difficult

     Product development schedules, particularly for new hardware platforms and high-end multimedia personal computers, or PCs, are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. For example, The World is Not Enough for the PlayStation 2 and EMPEROR: Battle for Dune for the PC, which were expected to ship in fiscal 2001 will not be released until fiscal 2002 due to development delays. Additionally, development risks for CD-ROM products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. Our revenues and earnings are dependent on our ability to meet our product release schedules, and our failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations for any individual quarter and the fiscal year.

Our Business Is Both Seasonal and Cyclical

     Our business is highly seasonal with a significant percentage of our revenues occurring in the December quarter. In our fourth quarter of fiscal 2001, we expect these seasonal trends to be magnified by general industry factors, including the current platform transition, the manufacturing shortages for the PlayStation 2 as noted above, and the economic slowdown in the United States. In addition, we are continuing to invest significantly in our online operation, EA.com. Our business is also cyclical; video game platforms have historically had a life cycle of four to six years, and decline as more advanced platforms are being introduced. As one group of platforms is reaching the end of its cycle and new platforms are emerging, buying patterns may change. Purchases of products for older platforms may slow at a faster rate than sales of new platforms. We are currently in such a platform transition. Sega introduced its latest platform in calendar year 1999, and Sony shipped its PlayStation 2 console in Japan, North America and Europe in calendar year 2000. Nintendo and Microsoft have announced that their new console systems will be released in calendar year 2001. Sales of our current products for the current Nintendo and Sony platforms have already been adversely affected, and we expect this trend to continue until one or more new platforms achieves a wide installed base of consumers.

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

Our Agreements with America Online May Not Prove Successful to the Development of EA.com's Business

     We have a series of agreements with America Online ("AOL") for the offering of our games for online play. These agreements require that we make substantial guaranteed payments to AOL and that we commit our resources to the pursuit of the online game opportunity. We cannot be assured that the substantial costs associated with the AOL agreements will be justified by the revenues generated from that relationship. In addition, restrictions included in the AOL agreements limiting other channels we may develop for offering online games may limit our ability to diversify our online distribution strategies. The success for us of the AOL agreements will also be a result of AOL's performance under the agreements, a factor over which we will have very little control.

We Have Very Limited Experience with Online Games and May Not Be Able To Operate This Business Effectively

     Offering games solely for online play is a substantial departure from our traditional business of selling packaged software games. We have employed various pricing models, including subscription fees, "pay to play fees" and advertising. We have very little experience with developing optimal pricing strategies for online games and no experience in "pay to play" pricing or in securing advertising revenue for online services. Similarly, we are inexperienced in predicting usage patterns for our games. Because of our inexperience in this area, we may not be effective in achieving success that may otherwise be attainable from offering our games online.

Online Games Have Risks That Are Not Associated with Our Traditional Business

     Online games, particularly multiplayer games, pose risks to player enjoyment that do not generally apply to packaged game sales. Players frequently would not be acquainted with other players, which may adversely affect the playing experience. Social issues raised by a player's conduct may impact the experience for other players. We have not determined whether or how we might monitor or proctor player behavior that impairs the game experience. In addition, there are substantial technical challenges to be met both in the introduction of our games online and in maintaining an effective game playing environment over time. Also, hacking and spamming has become a serious problem for online sites, and significant hacking and spamming could seriously interfere with online game play. If these risks are not successfully controlled and technical challenges resolved, potential customers for our games may be unwilling to play in sufficient volume to allow us to attain or sustain profitability.

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

     * use of the Internet does not continue to increase or increases more slowly than expected,

     * the infrastructure for the Internet does not effectively support online game play,

     * concerns over the secure transmission of confidential information over public networks inhibit the growth of the Internet as a means of conducting commercial transactions, or

     * government regulations regarding Internet content, privacy or other conditions impede the effectiveness of the Internet to users.

Capacity Restraints May Restrict the Use of the Internet as a Forum for Game Play, Resulting in Decreased Demand for Our Products

     The Internet infrastructure may not be able to support the demands placed on it by increased usage or the limited capacity of networks to transmit large amounts of data. Other risks associated with commercial use of the Internet could slow its growth, including:

     * outages and other delays resulting from the inadequate reliability of the network infrastructure,

     * slow development of enabling technologies and complementary products, and

     *    limited availability of cost-effective, high speed access.

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

To Become and Remain Competitive, EA.com Must Continually Develop and Expand New Content. This Is Inherently Risky and Expensive.

     EA.com's success depends on our ability to develop products and services for the EA.com site and our ability to continually expand the content on that site. Our agreement with AOL requires us to develop new games under our relationship with AOL. We cannot assure you that products will be developed on time, in a cost effective manner, or that they will be successful.

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

If We Do Not Maintain Our Relationship with Outside Consultants, Our Ability To Develop Our Online Business Will Be Impaired

     Because approximately 16% of the staff creating, designing, and developing the infrastructure for EA.com's website and network interface is being provided by outside consultants, losing the business relationship with such consultants would cause EA.com to lose an important component of its website implementation team. Given the intense competition for qualified technical consultants, EA.com may not be able to retain these consultants or, if necessary, replace them. If it cannot do so, its ability to develop its business will be impaired.

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

Online Product Development Schedules Are Unreliable and Make Predicting Quarterly Results Difficult

     Online product development schedules, particularly for Internet based games are difficult to predict because they involve creative processes, use of new development tools, Internet latency issues, a learning process to better understand Internet based game mechanics, and research and experimentation associated with development for new online technologies. Additionally, development risks for Internet based products can cause particular difficulties in predicting quarterly results because of the challenges associated with game testing, live Beta testing, integration into network servers and integration on to the Games web site and may impact the release ("go live") dates of products during a particular quarter. Several online products currently under development are experiencing development delays and will be released later than planned. Our revenues and operating costs are dependent on our ability to meet our product "go live" schedules, and our failure to meet those schedules could result in revenues falling short of analysts' expectations, with no corresponding decrease in expenses, resulting in increased operating losses for EA.com.

                              General Risk Factors

Because of the Intense Competition for Qualified Technical, Creative, Marketing and Other Personnel, We May Not Be Able To Attract and Retain the Personnel Necessary for our Businesses

     The market for technical, creative, marketing and other personnel essential to the development of online businesses and management of our online and core businesses continues to be extremely competitive, and we may not be able to attract and retain the employees we need. In addition, the cost of real estate in the San Francisco Bay area - the location of our headquarters and largest studio has increased dramatically, and has made recruiting from other areas and relocating employees to our headquarters more difficult. If we cannot successfully recruit and retain the employees we need, our ability to develop and manage our businesses will be impaired.

Foreign Sales and Currency Fluctuations

     For the nine months ended December 31, 2000 international net revenues comprised 37% of total consolidated net revenues. For the fiscal year ended March 31, 2000 international net revenues comprised 40% of total consolidated net revenues. We expect foreign sales to continue to account for a significant and growing portion of our revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. While we hedge against foreign currency fluctuations, we cannot control translation issues. For example, our European revenues in the nine months ended December 31, 2000 were adversely impacted by a devaluation of the Euro and British Pound as compared to the prior year. The devaluation will have an adverse effect for the year on our sales and net income. Any of these factors may significantly harm our business.

Increased Difficulties in Forecasting Results

     During platform transition periods, where the success of our products is significantly impacted by the changing market for our products, forecasting our revenues and earnings is more difficult than in more stable or rising product markets. The demand for our products may decline during a transition faster than we anticipate, negatively impacting both revenues and earnings. At launch, Sony shipped only half of the number of PlayStation 2 units to retail in North America than it had originally planned, and it shipped significantly fewer units than planned at launch in Europe as well. Shortages were announced as being caused by shortages of components for manufacturing. Due to these shortages, our results of operations for the quarter ended December 31, 2000 have been adversely affected. Consequently, depending on the number and the timing of units actually available for the quarter ended March 31, 2001, these shortages may adversely impact our sales of PlayStation 2 products for the fourth quarter and fiscal year.

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

Fluctuations in Stock Price

     Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of our common stock in any given period. As a result of the factors discussed in this report and other factors that may arise in the future, the market price of our common stock historically has been, and we expect will continue to be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to us, to changes in analysts' earnings estimates, or to factors affecting the computer, software, Internet, entertainment, media or electronics businesses or the securities markets in general. For example, during fiscal year ended March 31, 2000, the price per share of our common stock ranged from $22.82 to $60.47 and $26.59 to $55.38 during the nine months ended December 31, 2000.

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

Foreign Currency Exchange Rate Risk

We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies thereby limiting our risk. Gains and losses on foreign exchange contracts are reflected in the income statement. At December 31, 2000, we had foreign exchange contracts, all with maturities of less than six months to purchase and sell approximately $395,982,000 in foreign currencies, primarily British Pounds, European Currency Units ("Euro"), Canadian Dollars, Japanese Yen and other currencies.

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

The table below provides information about our foreign currency forward exchange contracts at December 31, 2000. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value.

                                                 Weighted- Average
                                 Contract Amount   Contract Rate    Fair Value
                                 ---------------   -------------    ----------
                                  (in thousands)                  (in thousands)
Foreign currency to be sold
under contract:
  British Pound                      $200,457          1.4675         $(3,850)
  Euro                                 91,578          0.9022          (4,068)
  Canadian Dollar                      22,238          1.5064            (106)
  Japanese Yen                         12,820          110.76             409
  Sweden Krone                          9,518          9.5611            (149)
  South African Rand                    4,347          7.5914              (7)
  Australian Dollar                     3,744          0.5349            (167)
  Norway Krone                          3,131          8.9418             (48)
  Denmark Krone                         3,043          8.2166            (113)
  Swiss Franc                           2,367          1.6903            (115)
  Brazilian Real                          902          1.9950             (21)
                                     --------         -------         -------

  Total                              $354,145                         $(8,235)
                                     --------         -------         -------
Foreign currency to be purchased
under contract:
  British Pound                      $ 41,837          1.4957         $(1,134)
                                     --------         -------         -------
Total                                $ 41,837                         $(1,134)
                                     --------                         -------
Grand Total                          $395,982                         $(9,369)
                                     ========                         =======

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. At December 31, 2000, our cash equivalents, short-term and long-term investments included debt securities of $203,603,000. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The table below presents the amounts and related weighted-average interest rates of our investment portfolio at December 31, 2000:

                                        Average
                                     Interest Rate       Cost         Fair Value
                                     -------------     --------       ----------
                                                (Dollars in thousands)
Cash equivalents
  Fixed rate                             0.00%         $     --        $     --
  Variable rate                          6.19%         $124,116        $124,116

Short-term investments
  Fixed rate                             4.07%         $ 60,798        $ 61,087
  Variable rate                          6.22%         $ 10,000        $ 10,000

Long-term investments
  Fixed rate                             0.00%         $     --        $     --
  Variable rate                          6.35%         $  8,400        $  8,509

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

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits - the following exhibit is filed as part of this report:

     10.45 Master Lease and Deed of Trust by and between Registrant and Selco Service Corporation, dated December 6, 2000.

(b)  Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ELECTRONIC ARTS INC.
                                      (Registrant)


                                      /s/ E. STANTON MCKEE
                                      ------------------------------------------
DATED:                                E. STANTON MCKEE
February 13, 2001                     Executive Vice President and
                                      Chief Financial and Administrative Officer

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            EXHIBIT TITLE                             PAGE
------                            -------------                             ----
10.45     Master Lease and Deed of Trust by and between Registrant
          and Selco Service Corporation, dated December 6, 2000              50