Form 10-K
period 2001-03-31
ELECTRONIC ARTS INC
filed 2001-06-29
CIK 712515

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2001

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

                      Class A Common Stock, $.01 par value
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

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate  market value of the Registrant's  Class A common stock,  $.01 par
value,   held  by   non-affiliates  of  the  Registrant  on  June  1,  2001  was
$6,054,430,726.

As of June 1, 2001 there were 136,323,266 shares of Registrant's Class A common stock, $.01 par value, outstanding, and 6,250,000 shares of Registrant's Class B common stock, $.01 par value, outstanding.

                       Documents Incorporated by Reference

Portions of Registrant's definitive proxy statement (the "Proxy Statement") for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

This report consists of 84 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 84.

                              ELECTRONIC ARTS INC.
                          2001 FORM 10-K ANNUAL REPORT
                                Table of Contents

                                                                                      PAGE
                                                                                      ----
                                     PART I
Item 1.           Business                                                              3

Item 2.           Properties                                                           13

Item 3.           Legal Proceedings                                                    14

Item 4.           Submission of Matters to a Vote of Security Holders                  14

Item 4A.          Executive Officers of the Registrant                                 15

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters                                                              17

Item 6.           Selected Financial Data                                              18

Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                20

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk           44

Item 8.           Financial Statements and Supplementary Data                          46

Item 9.           Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosures                                            74

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant                   75

Item 11.          Executive Compensation                                               75

Item 12.          Security Ownership of Certain Beneficial Owners and Management       75

Item 13.          Certain Relationships and Related Transactions                       75

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedule and Reports on Form 8-K       76

Signatures                                                                             82

Exhibit Index                                                                          84

                                     PART I

This Annual Report on Form 10-K, including Item 1 ("Business") and Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations"), contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks, and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update this information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results and performance include, but are not limited to, those discussed under the heading "Risk Factors" on pages 37 to 43.


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

 o EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

         EA Core

         We create, market and distribute interactive entertainment software for a variety of hardware platforms. As of March 31, 2001, our business was comprised of the following:

 o Distribution of over 100 titles that we developed and/or published under one of our brand names in North America, including older titles marketed as "Classics".

 o Distribution of localized versions of our products in the rest of the world.

 o Distribution of approximately 20 additional titles that were either developed by other software publishers (that we refer to as Affiliated Labels) in North America or titles we have assisted in the development of with other software publishers (referred to as Co-Published titles).

 o Distribution of over 4,000 Affiliated Label and Co-Published titles in the rest of the world.

     Since our inception, we have developed and are developing products for 41 different hardware platforms, including the following:

 o       IBM(R)PC and compatibles

 o       32-bit Sony PlayStation(R)

 o       32-bit Nintendo Game Boy Advance

 o       64-bit Nintendo(R)64

 o       128-bit Sony PlayStation 2

 o       128-bit Microsoft Xbox(TM)

 o       128-bit Nintendo GameCube(TM)


     Our product development methods and organization are modeled on those used in the entertainment industry. We also market our products with techniques borrowed from other entertainment companies such as record producers, magazine publishers and video distributors. Employees whom we call "producers", who are responsible for the development of one or more products, oversee product development and direct teams comprised of both our employees and outside contractors. Our designers regularly work with celebrities and organizations in sports, entertainment and other areas to develop products that provide gaming experiences that are as realistic and interactive as possible. Celebrities and organizations with whom we have contracts include: FIFA, NASCAR, John

Madden, the National Basketball Association, the PGA TOUR, Tiger Woods, the National Hockey League, Football Association Premier League, Formula One and Warner Bros. We maintain development studios in California, Canada, United Kingdom, Florida, Texas, Japan, Washington, Maryland, Australia and Nevada.

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

         We distribute our products and those of our Affiliated Labels primarily by direct sales to retail chains and outlets in the United States and Europe. In Japan and the Asia Pacific region, we distribute products both directly to retailers and through third party distributors. Our products are available in over 80,000 retail locations worldwide. In fiscal 2001, approximately 37% of our net revenues were generated by international operations, compared to 40% in fiscal 2000 and 42% in fiscal 1999.

         EA.com

         On March 22, 2000, the stockholders of Electronic Arts authorized the issuance of a new series of common stock, designated as Class B common stock ("Tracking Stock"). The Tracking Stock is intended to reflect the performance of Electronic Arts' online and e-Commerce division ("EA.com"). As a result of the approval of the Tracking Stock Proposal, Electronic Arts' existing common stock has been re-classified as Class A common stock ("Class A Stock") and that stock reflects the performance of Electronic Arts' other businesses ("EA Core").

            EA.com, a division of Electronic Arts, represents Electronic Arts' online and e-Commerce business. EA.com develops, publishes and distributes online interactive games. EA.com's business includes subscription revenues collected for Internet game play on our websites, website advertising, sales of packaged goods for Internet-only based games and sales of Electronic Arts games sold through the EA.com web store. Electronic Arts began development of its initial online product, Ultima Online, during fiscal year 1996. We shipped Ultima Online during fiscal year 1998, and began development of our online business during the same year. EA.com's websites include EA.com, individual marketing sites for Electronic Arts' games or studios and the Games Channel on America Online, which launched in the second half of calendar 2000. Our goal is to be the leading online games site. To date, the majority of our subscription revenues have been generated by Ultima Online, Ultima Online: The Second Age and Ultima Renaissance (collectively referred to as Ultima Online) and our Worldplay and Kesmai games. In addition, all of our packaged goods revenues for online-only games have been generated by Ultima Online. The packaged good product is sold through our traditional distribution channel to various retailers. The Ultima Online product is then sold by the retail channel to the end customer who must sign up for EA.com's online service to enjoy online play on a month-to-month subscription basis. We also began generating advertising revenues in October 2000 as a result of launching the EA.com site on the world wide web and the AOL Games Channel.


Investments and Joint Ventures

         Acquisitions

         Pogo Corporation

         On February 28, 2001, we acquired Pogo Corporation (now referred to as "Pogo") for $43,333,000, including an initial investment of $42,000,000 and the redemption of Pogo preferred stock of $1,333,000. The acquisition has been accounted for under the purchase method. Pogo operates an ad-supported games service that reaches a broad consumer market. Pogo's internet-based family games focus on easy-to-play card, board and puzzle games. The Company has contributed Pogo to EA.com. See note 14 of the Notes to the Consolidated Financial Statements, included in item 8 hereof.

         Kesmai Corporation

         On February 7, 2000, we acquired Kesmai Corporation (now referred to as "Kesmai") from News America Corporation ("News Corp") in exchange for $22,500,000 in cash and approximately 206,000 shares of Electronic Arts'
existing Class A common stock valued at $8,650,000. The transaction was accounted for under the purchase method. Kesmai(TM) is managed by EA.com and specializes in the design and development of multiplayer games delivered directly to consumers over the Internet and is a major provider of game content to the Games Channel on the AOL service. The Company granted 5 percent of the initial equity (Class B Stock) attributable to EA.com to News Corp in exchange for the 206,000 shares noted above, adjusting the total common stock consideration relating to the acquisition by $703,000 to $9,353,000. The Company has contributed Kesmai to EA.com. See note 14 of the Notes to the Consolidated Financial Statements, included in item 8 hereof.

         Westwood Studios

         In September 1998, we completed the acquisition of Westwood Studios, Inc. and certain assets of the Irvine, California-based Virgin Studios
(collectively "Westwood") for approximately $122,688,000 in cash, including transaction expenses. The transaction was accounted for under the purchase method. Westwood is best known for its successful PC franchises, Command and Conquer and Lands of Lore. See note 14 of the Notes to the Consolidated Financial Statements, included in item 8 hereof.


         Other Business Combinations

         Additionally, during fiscal 2000, we acquired two software development companies. See note 14 of the Notes to Consolidated Financial Statements, included in item 8 hereof.

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

         In Japan, the companies established Electronic Arts Square KK ("EA Square KK"), which localizes and publishes in Japan our properties originally created in North America and Europe, as well as develops and publishes original video games in Japan. We own a 70% majority interest, while Square owns 30%. See note 14 of the Notes to the Consolidated Financial Statements, included in item 8 hereof.

         Investments

         We have made investments as part of our overall strategy and currently hold minority equity interests in several companies. As of March 31, 2001, our minority equity investments include investments in NovaLogic, Inc. and Firaxis Software, Inc.


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

         The following table details select information on a sample of the hardware platforms for which we have published titles:

------------------------ --------------------------------------------------------------- ------------------------ -------------
                                                Video Game Console /    Date Introduced                  Medium/
           Manufacturer                                Platform Name   in North America             Product Base    Technology
------------------------ --------------------------------------------------------------- ------------------------ -------------
                   Sega                                      Genesis               1989                Cartridge        16-bit
               Nintendo                                Super NES(TM)               1991                Cartridge        16-bit
             Matsushita           3DO(TM)Interactive Multiplayer(TM)               1993             Compact Disk        32-bit
                   Sega                                       Saturn               1995             Compact Disk        32-bit
                   Sony                                  PlayStation               1995             Compact Disk        32-bit
               Nintendo                                  Nintendo 64               1996                Cartridge        64-bit
                   Sony                                PlayStation 2               2000   Digital Versatile Disk       128-bit
------------------------ --------------------------------------------------------------- ------------------------ -------------

         Sony

         Sony released the PlayStation 2 console in Japan in March 2000, in North America in October 2000 and in Europe in November 2000. Compared to the initial forecast for PlayStation 2 hardware shipments from Sony, there was a significant shortage of PlayStation 2 hardware units during the year in North America and Europe. According to Sony, this was due to component shortages which limited the number of units that could be manufactured. The PlayStation 2 console is a 128-bit, Digital Versatile

Disk ("DVD") based system that is Internet and cable ready, as well as backward compatible with the current PlayStation console software. We currently have various products under development for the Sony PlayStation 2 console. See Risk Factors - "New video game platforms create additional technical and business model uncertainties".

         Nintendo

         Nintendo announced that it expects to release the Nintendo GameCube in North America in November 2001. Nintendo GameCube will provide for games to be delivered and played using a proprietary optical format.

         Microsoft

         Microsoft announced that it expects to release its first video game system, Xbox(TM), in North America in November 2001.

         New Entrants

         New entrants into the interactive entertainment and multimedia industries, such as cable television, telephone, and diversified media and entertainment companies, in addition to a proliferation of new technologies, such as online networks and the Internet, have increased the competition in our markets. We are scheduled to release several online network gaming products during fiscal 2002. See Risk Factors - "New video game platforms create additional technical and business model uncertainties" and "The impact of e-Commerce and online games on our business is not known ".

         The early investment in products for the 32-bit market, including both Compact Disk personal computer (or PC) and dedicated entertainment systems (that we call video game systems or consoles), has been strategically important in positioning us for the current generation of 128-bit machines. We believe that such investment continues to be important. During the fiscal year 2001, the video and computer games industry has experienced a platform transition from 32-bit and 64-bit CD-based consoles to the current generation 128-bit DVD-based game consoles and related software. The transition to the current generation systems was initiated by the launch of Sony's PlayStation 2 in fiscal 2001, and continues with the anticipated launch in North America of the Nintendo GameCube and Microsoft's Xbox in the Fall of calendar year 2001. As the market continues to shift to the current generation systems, sales of current 32-bit and 64-bit products have been declining and we expect a significant decline in fiscal 2002. In addition, our revenues and earnings are dependent on our ability to meet our product release schedule and our failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations in any individual quarter. See Risk Factors - "Product development schedules are frequently unreliable and make predicting quarterly results difficult".

         Online Games

         According to the market research firm, International Data Corporation ("IDC"), online gamers (defined as individuals who have played online games within the past year) are expected to grow to 74.7 million by 2004 up from 39.4 million in 2000. IDC expects total online gaming market revenue to grow to $1.7 billion by 2002. We believe the expected increases in online gaming will be primarily attributable to the following factors:

 o       Increasing popularity of PC gaming;

 o       Growing interest in multiplayer games;

 o       Growth in the number of households with PCs and Internet connections;

 o General growth in internet usage, including the number of users, communities and increased frequency of use by consumers;

 o       Rapid innovation of new online entertainment experiences;

 o       Mass market adoption of broadband technologies; and

 o Future introduction of online gaming capabilities for next-generation consoles.


Competition

         EA Core

         See Risk Factors - "Our platform licensors are our chief competitors and frequently control the manufacturing of our video game products".

         EA.com

We believe EA.com faces substantial competition from a number of existing and potential competitors including:

 o Console & PC Game Publishers. Other game publishers including Sony Computer Entertainment of America ("Sony"), Nintendo, Sega, Acclaim, Havas, Microsoft, LucasArts, Interplay, Infogrames and Eidos, are each developing individual online games and games with online components. Currently, Sony (including the online divisions of Sony Entertainment) operates the Sony Station, a site that offers not only family-oriented game shows, but also online game offerings, including the online game, Everquest, a virtual world that directly competes with EA.com's Ultima Online game. In addition, Sony has made public its intentions for online connectivity via its next-generation console, the PlayStation 2, though detailed plans have not been disclosed. In 2000, Sega introduced SegaNet, an online gaming Internet subscription-based service optimized for use with its Dreamcast video game console. However, Sega's subsequent decision to discontinue the Dreamcast will impact this plan. In 2001, Sega executives have made public statements about the company's plans for supporting the online gaming functionality of consoles produced by Sony and Microsoft. Each of these competitors may compete with EA.com for advertising, subscription and e-Commerce sales.

 o Portals. With respect to advertising and e-Commerce sales, EA.com will also compete with general purpose consumer web sites such as Yahoo, Excite, Lycos, and Microsoft Network. In addition, many of these Internet portals offer gaming sites such as Yahoo Games Channel, Excite Games Channel, Lycos' Gamesville, and Microsoft Gaming Zone. Although most of the game areas of these portals have attained modest reach, their key placement on powerful portals makes them potentially significant competitors for gaming subscriptions as well.

 o Family Oriented Game Sites. A number of sites such as Uproar.com, Games.com and Shockwave.com, have driven significant amounts of traffic to their sites by offering unique games and entertainment content. In addition, several of the sites offer frequent prizes with easy to play "gamettes". These sites are typically monetizing their traffic by selling advertising.

 o Aggregators. Aggregators, such as Microsoft Gaming Zone, provide an aggregation of various types of online games, including aggregation of games developed by independent third parties. While these sites have been primarily focused on serving the gaming community, they have since adjusted their strategy to include games, such as parlor games, that reach a broader audience.

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

 o Microsoft Gaming Zone ("MGZ"). Microsoft falls into a number of the foregoing categories, as it is a portal, an aggregator, and a publisher of PC Software Products, including game products. As such, Microsoft's offerings are the closest parallel to the proposed offerings of EA.com. MGZ currently offers both family games and games directed towards the more serious gamer and, at the same time, has the opportunity to leverage these experiences with games sold at retail. At present, MGZ offers matchmaking for about 80 games and offers approximately 30 playable online games, which consist primarily of card and parlor games. In addition, Microsoft could utilize this site in some way with its forthcoming Xbox console to develop an online gaming service.

Relationships with Significant Hardware Platform Companies

         Sony

         In fiscal 2001, approximately 20% of our net revenues were derived from sales of software for the PlayStation 2. We released 15 titles worldwide in fiscal 2001 for the PlayStation 2. Key releases for the year included Madden NFL 2001, SSX, FIFA 2001, NBA Live 2001 and NHL 2001. Revenues were lower than expected due to the shortage of PlayStation 2 hardware in the year resulting from component shortages which limited the number of units that could be manufactured, according to Sony. We expect Sony to correct these issues for the next fiscal year, and expect revenues from PlayStation 2 products to grow in fiscal 2002.

         In fiscal 2001, approximately 23% of our net revenues were derived from sales of software for the PlayStation compared to 41% in fiscal 2000. During fiscal 2001, we released 17 PlayStation games compared to 30 in fiscal 2000. As expected, PlayStation sales decreased for fiscal 2001 compared to the prior year primarily attributable to releasing fewer games and to the PlayStation 2 platform transition. With the exception of Madden NFL, all of our franchises experienced significant decreases from prior year release. Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of current PlayStation products to continue to decline significantly in fiscal 2002. See Risk Factors - "Product development schedules are frequently unreliable and make predicting quarterly results difficult".

         Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America in July 1994 (the "Sony Agreement"), as amended, we are authorized to develop and distribute CD-based software products compatible with the PlayStation. Furthermore, under the terms of an additional licensing agreement entered into with Sony Computer Entertainment of America as of April 2000 (the "PlayStation 2 Agreement"), as amended, we are authorized to develop and distribute DVD-based software products compatible with the
PlayStation 2. Pursuant to these agreements, we engage Sony to supply its PlayStation and

PlayStation 2 CD's and DVD's for distribution by us. Accordingly, we have limited ability to control our supply of PlayStation and PlayStation 2 CD and DVD products or the timing of their delivery. See Risk Factors - "Our platform licensors are our chief competitors and frequently control the manufacturing of our video game products".

         Nintendo

         During fiscal 2001, we released three titles for the N64(R) compared to eight titles in fiscal 2000. In fiscal 2001, approximately 5% of our net revenues were derived from the sale of N64 products compared to 8% in 2000. The expected decrease in N64 revenues for the fiscal year, compared to the prior fiscal year, was primarily due to fewer releases. The decrease was also due to the weaker market for N64 products in the current year. With the expected release of Nintendo GameCube in North America in November 2001, per Nintendo, we expect revenues for N64 products to continue to decline significantly in fiscal 2002. The key release for the year was The World Is Not Enough.

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


Relationships with Internet Service Providers

         America Online, Inc. ("AOL")

         Our agreement with AOL establishes the basis for EA.com's creation of game sites on the world wide web that are available to AOL subscribers via the Games Channel on the AOL's flagship ISP service and to other consumers who use other AOL portals (AOL.com, CompuServe, Netscape/Netcenter and ICQ). Users can also access the EA.com website directly from the world wide web. EA.com is AOL's exclusive provider of a broad aggregation of online games and programs and manages all of the Games Channel content within AOL's flagship ISP service in the United States and other AOL portals. Within any of the AOL properties, users will be able to find a games channel or area which will provide the user access to EA.com games. Through this agreement, EA.com has significantly expanded its EA brand as a provider of online games. According to the April 2001 Media Metrix reports, the total number of unique monthly visitors to the AOL branded properties that will have access to the EA.com games site was 69 million. Via an anchor tenant location, EA.com will also be a non-exclusive provider of games on AOL's Digital City property, the leading branded local content network and community guide on the AOL service and the Internet. For the terms of the AOL agreement, see note 5 of the Notes to Consolidated Financial Statements, included in item 8 hereof.

Products and Product Development

         In fiscal 2001, we generated approximately 59% of our revenues from products released during the year. See Risk Factors - "Product development schedules are frequently unreliable and make predicting quarterly results difficult". As of March 31, 2001, we were actively marketing over 100 titles, comprising over 150 stock keeping units, or sku's, that were published by our development divisions and subsidiaries, EA Studios. During fiscal 2001, we introduced over 35 EA Studios titles, representing over 55 sku's, compared to 48 EA Studios titles, comprising over 69 sku's, in fiscal 2000.

         The products published by EA Studios are designed and created by our in-house designers and artists and by independent software developers ("independent artists"). We typically pay the independent artists royalties based on the sales of the specific products, as defined in the related independent artist agreements.

         For fiscal 2001, 2000 and 1999, no title represented revenues greater than 10% of our total fiscal 2001, 2000 and 1999 net revenues.

         We publish products in a number of categories such as sports, action, strategy, simulations, role playing and adventure, each of which is becoming increasingly competitive. Our sports-related products, marketed under the EA SPORTS(TM) brand name, accounted for a significant percentage of net revenues in fiscal years 2001, 2000 and 1999. There can be no assurance that we will be able to maintain our market share in the sports category.

         The front line retail selling prices in North America of our products, excluding older titles (marketed as "Classics"), typically range from $35.00 to $55.00. "Classics" titles have retail selling prices that range from $10.00 to $30.00. The retail selling prices of EA titles outside of North America vary based on local market conditions.

         We currently develop or publish products for eight different hardware platforms. In fiscal 2001, our product releases were predominantly for PC, PlayStation, PlayStation 2, N64 and online Internet play. Our planned product introductions for fiscal 2002 are for the PlayStation 2, PC, Xbox, Nintendo GameCube, PlayStation, online Internet play, N64 and Game Boy Advance/Game Boy Color. See Risk Factors - "Product development schedules are frequently unreliable and make predicting quarterly results difficult" and "New video game platforms create additional technical and business model uncertainties".

         Our goal is to be the market leader on the next generation of video game consoles. We are investing in the development of tools and technologies associated with the introduction of the next generation video game console platforms. We are also increasing the investment in the development of tools and technologies for online Internet game play and wide-area network infrastructure. Our goal is to be the leading provider of interactive entertainment on the Internet. PlayStation has achieved significant market acceptance in all geographic territories. However, as the PlayStation console market has reached maturity, we expect sales of current PlayStation products to decline significantly in fiscal 2002. Most of the console video game products will be convertible for use on multiple advanced hardware systems. We had research and development expenditures of $388.9 million in fiscal 2001, $262.0 million in fiscal 2000, and $199.4 million in fiscal 1999. See Risk Factors - "Product development schedules are frequently unreliable and make predicting quarterly results difficult".

         EA.com Web Site

         Content. EA.com offers games within three broad categories of interest: sports, family entertainment, and avid gaming. Each channel focuses on targeting and serving its specific consumer group by:

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

     In addition, the product offering of each broad category includes existing Electronic Arts franchises adapted for game play on the Internet, as well as additional original games for online play. EA.com's products are offered to consumers within the appropriate "channels" on the site. The offerings incorporate some or all of the following:

 o Sports. EA.com currently leverages existing Electronic Arts' franchises, such as PGA(R) Tour/Tiger Woods Golf(R), Knockout Kings(TM) and Nascar Web Racing to develop a community of sports gamers. In addition, EA.com will offer unique, original online sports gaming experiences, sports game shows and support of existing EA packaged goods products with services such as matchmaking, game updates, product downloads and game tips.

 o Family Entertainment. With the Pogo acquisition, the EA.com family games offering has significantly expanded to consist of card games, board games, casino games, lotto games, trivia games, puzzles, game shows and other products with mass-market appeal. This channel leverages prizes, tournaments, community and Pogo's strength in free, familiar games to significantly increase EA.com's appeal to the broad consumer market.

 o Avid Gaming. The general gaming offering is directed at teens and adults looking to participate in multi-player hard core games made up of fantastic worlds, characters, adventures or activities -big or small, real or imagined. This offering will feature immersive experiences and sophisticated game play appealing to dedicated gamers, as well as new forms of cutting-edge Internet entertainment. Currently, this offering capitalizes on the success of our existing Ultima Online product as well as Electronic Arts' existing packaged goods franchises, such as Need for Speed Web Racing. Upcoming games which EA.com anticipates will be released in fiscal 2002 include Majestic, BattleTech, Motor City Online and Earth & Beyond.

Marketing and Distribution

         Electronic Arts Distribution

         We distribute EA Studio, Affiliated Label and Co-Published products.

         We market our EA Studio products using the EA GAMES(TM), EA SPORTS(TM) and EA SPORTS BIG(TM) brands. EA GAMES consists of our separate brands, including Electronic Arts, Maxis, Bullfrog Productions and Westwood. EA SPORTS brand simulates professional and collegiate sports and includes titles such as Madden NFL, FIFA and NBA Live. EA SPORTS BIG brand simulates extreme sports such as the SSX game.

         Affiliated Label products are delivered to us as completed products. Co-Published products are titles we have assisted in developing with other software publishers. As of March 31, 2001, we distributed approximately 20
Affiliated   Label  and   Co-

Published titles in North America and over 4,000 Affiliated Label and Co-Published titles in the rest of the world. No single Affiliated Label Publisher has accounted for more than 10% of our net revenues in any of the last three fiscal years.

         In May 1998, Electronic Arts and Square Co., Ltd. formed a new joint venture in North America, creating Square Electronic Arts, LLC ("Square EA") as discussed in note 14 of the Notes to the Consolidated Financial Statements, included in item 8 hereof. In conjunction with the formation of this joint venture, we have the exclusive right in North America to distribute products published by this joint venture. In fiscal 2001, Square EA published Final Fantasy 9 for the PlayStation, which was a top ten selling title for Electronic Arts.

         We generated approximately 95% of our North American net revenues from direct sales to retailers through a field sales organization of professionals and a group of telephone sales representatives. The remaining 5% of our North American sales were made through a limited number of specialized and regional distributors and rack jobbers in markets where we believe direct sales would not be economical. For each of the fiscal years ended March 31, 2001, 2000 and 1999, we had sales to one customer, Wal-Mart Stores, Inc., which represented 12% of total net revenues.

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

         Within the EA.com site, we offer visitors the opportunity to purchase Electronic Arts software products directly from us. We utilize EA Core's distribution network to fulfill consumers' online orders. We also have a fulfillment group that sells product directly to consumers through a toll-free number and through our websites listed in advertising by us and our Affiliated Labels. This group is also responsible for targeted direct mail marketing and sells product backups and accessories to registered customers.

         The distribution channels through which consumer software products are sold have been characterized by change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. The development of remote and electronic delivery systems will create further changes. The bankruptcy or other business difficulties of a distributor or retailer could render our accounts receivable from such entity uncollectible, which could have an adverse effect on our operating results and financial condition. In addition, an increasing number of companies are competing for access to these channels. In fiscal 2001, we wrote off approximately $1,000,000 of a receivable as a result of the default of payment from a customer in Europe. Our arrangements with our distributors and retailers may be terminated by either party at any time without cause.
Distributors and retailers often carry products that compete with ours. Retailers of our products typically have a limited amount of shelf space and promotional resources for which there is intense competition. There can be no assurance that distributors and retailers will continue to purchase our products or provide our products with adequate levels of shelf space and promotional support.

Segment Reporting

The series of common stock designated as Class B was approved to reflect the performance of EA.com. Accordingly, management considers EA.com to be a separate reportable segment. Prior period information has been restated to disclose this separate segment. The Company operates in two principal business segments globally:

 o EA Core business segment: creation, marketing and distribution of entertainment software.

 o EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

Please see the discussion regarding segment reporting in the MD&A and note 19 of the Notes to the Consolidated Financial Statements.


International Operations

         We have wholly owned subsidiaries throughout the world, including offices in the United Kingdom, France, Spain, Germany, Australia, Canada, South Africa, Singapore, Sweden, Japan, Malaysia, Brazil and Holland. The amounts of net revenues, operating profit and identifiable assets attributable to each of our geographic regions for each of the last three fiscal years are set forth in note 19 of the Notes to the Consolidated Financial Statements, included in item 8 hereof.

         International net revenues decreased by 14% to $490,349,000, or 37% of consolidated fiscal 2001 net revenues, compared to $573,374,000 or 40% of consolidated fiscal 2000 net revenues due to the following:

 o Europe's net revenues decreased 21% primarily due to the console transition, lower Affiliated Label sales due to product release slips and fewer hit titles released in the current year, lower PC sales with fewer titles shipping in the period, the strong sales of Command & Conquer:
     Tiberian Sun (TM) for the PC in the comparable prior year period, and weakness in the Euro currency. In addition, PlayStation revenues decreased 43% due to fewer titles shipping during the console transition period with most franchise titles showing significant decreases from the prior year releases. PlayStation 2 revenues did not offset the decrease in PlayStation revenues due to fewer hardware units reaching the market and the weighting of titles specifically appropriate for the North American market rather than the European market.

 o Asia Pacific's net revenues decreased 4%, mainly due to the decrease in PlayStation revenues as there were no significant new titles released in the current year. This was offset by sales of PlayStation 2 titles such as SSX and FIFA 2001.

 o Offset by Japan's net revenues which increased 58% compared to the prior year primarily due to the shipment of PlayStation 2 titles such as FIFA World Soccer Championship, FIFA 2001 and SSX.

         Though international revenues are expected to grow in fiscal 2002, international revenues may not grow at as high a rate as in prior years. See Risk Factors - "Our business, our products, and our distribution are subject to increasing regulation in key territories" and "Foreign Sales and Currency Fluctuations".


Manufacturing and Suppliers

         Materials

         In many instances, we are able to acquire materials on a volume-discount basis. We have multiple potential sources of supply for most materials, except with respect to our PlayStation, PlayStation 2 and N64 products, as previously mentioned. We also have alternate sources for the manufacture and assembly of most of our products. To date, we have not experienced any material difficulties or delays in production of our software and related documentation and packaging. However, a shortage of components or other factors beyond our control could impair our ability to manufacture, or have manufactured, our products. See Risk Factors - "Our platform licensors are our chief competitors and frequently control the manufacturing of our video game products".


Backlog

         We normally ship products within a few days after receipt of an order. However, a backlog may occur for EA Studio and Affiliated Label products that have been announced for release but not yet shipped. We do not consider backlog to be an indicator of future performance.


Seasonality

         Our business is highly seasonal. We typically experience our highest revenues and profits in the calendar year-end holiday season and a seasonal low in revenues and profits in the quarter ending in June. In our 2002 fiscal year, and particularly in the June and September quarters, we expect these seasonal trends to be magnified by general industry factors, including the current platform transition, the concentration of our product releases in the second half of fiscal 2002 and uncertain economic conditions in the United States. In addition, we are continuing to invest significantly in our online operation, EA.com. Accordingly, we expect significant operating losses in the first half of fiscal 2002. See Risk Factors - "Platform transitions such as the one now occurring typically depress the market for video game software until new platforms achieve a wide market acceptance" and "Our business is both seasonal and cyclical".


Employees

         As of March 31, 2001, we employed approximately 3,500 people, of whom over 1,400 were outside the United States. Of this amount, there were approximately 700 EA.com full-time employees. We believe that our ability to attract and retain qualified employees is an important factor in our growth and development and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. To date, we have been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct our business successfully. See Risk Factors - "We face intense competition for talent from competitors" and "Because of the intense competition for qualified technical, creative, marketing and other personnel, we may not be able to attract and retain the personnel necessary for our business".

ITEM 2:  PROPERTIES

         Our principal administrative, sales and marketing, research and development, and support facility is located in two modern buildings in Redwood City, California, 20 miles south of San Francisco. We moved into this facility in October 1998. We presently occupy approximately 350,000 sq. ft. in these buildings under an operating lease for the buildings and certain adjoining land that will expire on December 1, 2001. Monthly lease payments vary based upon the London InterBank Offered Rate. We have the option to purchase the property for the unamortized financed balance at any time after the non-cancelable lease term, or we may terminate the lease at any time after the non-cancelable term by arranging a third party sale or by making a termination payment. In April 1999, we exercised our option to purchase a parcel of land under the lease and sold it to a third party. The proceeds mitigated a portion of the occupancy costs for this facility. Should we elect to terminate the lease, we will guarantee a residual value of up to 85% of the unamortized value of the property. As part of the agreement, we must also comply with certain financial covenants.

         In December 2000, the Company entered into a second operating lease for the construction and occupation of two buildings and a parking structure to be constructed in Redwood City, California. The initial term of the lease is for a period of five years from December 8, 2000. Monthly lease payments are based upon the Commercial Paper Rate and the London InterBank Offered Rate. The Company has the option to purchase the property for the unamortized financed balance at any time after the non-cancelable lease term, or it may terminate the lease at any time after the non-cancelable term by arranging a third party sale or by making a termination payment. Should the Company elect to terminate the lease, it will guarantee a residual value of up to 85% of the unamortized value of the property. As part of the agreement, the Company must also comply with certain financial covenants.

         Our North American distribution is supported by a newly centralized and expanded warehouse facility in Louisville, Kentucky occupying 250,000 sq. ft. The Hayward distribution center was closed in fiscal 2001 in conjunction with the expansion of our Louisville, Kentucky facility. We also occupy sales offices in the metropolitan areas of Toronto, Chicago, Dallas and New York.

         In addition to our Redwood City development studio, we own a 206,000 sq. ft. development facility in Burnaby, British Columbia, Canada and rent a 33,000 sq. ft. facility in Seattle, Washington. The move to the new Canadian offices was completed in June 1999. We also own a 173,500 sq. ft. development facility in Austin, Texas, and lease development facilities in Walnut Creek, San Francisco and Carlsbad, California, New York, New York and Charlottesville, Virginia.

         We own a 127,000 sq. ft. administrative, sales and development facility in Chertsey, England, which our United Kingdom subsidiaries moved into in March 2000. In Europe, we also lease a distribution hub in Heerlen, Holland, as well as sales and distribution facilities in Madrid, Spain and Sennwald, Switzerland. Additionally, we have sales and administrative offices throughout Europe.

         In Asia and the South Pacific, we maintain a 5,500 sq. ft. sales and distribution facility in Gold Coast, Australia. We also have sales and distribution facilities in New Zealand, Singapore, Thailand, Korea, South Africa and Taiwan, and representative offices in Hong Kong and Beijing, China. We also maintain a 27,000 sq. ft. sales and development office in Tokyo, Japan. See notes 4 and 12 of the Notes to the Consolidated Financial Statements, included in Item 8 hereof.

         We believe that these facilities are adequate for our current needs. We believe that suitable additional or substitute space will be available as needed to accommodate our future needs.

ITEM 3:  LEGAL PROCEEDINGS

         We are subject to pending claims and litigation. Management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits would not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended March 31, 2001.

ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding the executive officers of Electronic Arts, who are chosen by and serve at the discretion of the Board of Directors:

                  Name                               Age                        Position
                  ----                               ---                        --------
         Lawrence F. Probst III                      51                Chairman and Chief
                                                                          Executive Officer

         Don A. Mattrick                             37                President, Worldwide Studios

         John S. Riccitiello                         41                President and Chief
                                                                          Operating Officer

         William B. Gordon                           51                Executive Vice President and
                                                                          Chief Creative Officer

         E. Stanton McKee, Jr.                       56                Executive Vice President and
                                                                          Chief Financial and
                                                                          Administrative Officer

         Nancy L. Smith                              48                Executive Vice President and
                                                                          General Manager, North
                                                                          American Publishing

         David L. Carbone                            50                Senior Vice President, Finance

         David Gardner                               36                Senior Vice President, European
                                                                          Publishing

         Ruth A. Kennedy                             46                Senior Vice President,
                                                                          General Counsel and
                                                                          Secretary

         V. Paul Lee                                 36                Senior Vice President and Chief
                                                                          Operating Officer, Worldwide Studios

         J. Russell Rueff, Jr.                       39                Senior Vice President,
                                                                          Human Resources


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

         Mr. Carbone has served as Senior Vice President, Finance since December 2000. Prior to this, he served as Vice President, Finance since February 1991. He was elected Assistant Secretary of the Company in March 1991. Mr. Carbone holds a B.S. degree in accounting from King's College and is a Certified Public Accountant.

         Mr. Gardner has served as Senior Vice President and Managing Director, European Publishing since May 1999. Prior to this, he held several positions in EA Europe, which he helped establish in 1987, including Director of European Sales and Marketing and Managing Director of EA Europe. Mr. Gardner has also held various positions at Electronic Arts in the sales, marketing and customer support departments since joining the company in 1983.

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

         Mr. Lee has served as Senior Vice President and Chief Operating Officer, Worldwide Studios since 1998. Prior to this, he served as General Manager of EA Canada, Chief Operating Officer of EA Canada, Chief Financial Officer of EA Sports and Vice President, Finance and Administration of EA Canada. Mr. Lee was a principle of Distinctive Software Inc. until it was acquired by EA in 1991. Mr. Lee holds a Bachelor of Commerce degree from the University of British Columbia and is a Chartered Financial Analyst.

         Mr. Rueff has served as Senior Vice President of Human Resources since October 1998. Prior to joining Electronic Arts, Mr. Rueff held various positions with the PepsiCo companies for over 10 years, including: Vice President, International Human Resources; Vice President, Staffing and Resourcing at Pepsi-Cola International; Vice President, Restaurant Human Resources for Pizza Hut; and also various other management positions within the Frito-Lay Company. Mr. Rueff holds a M.S. degree in Counseling and a B.A. degree in Radio and Television from Purdue University in Indiana.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A Common Stock is traded on the Nasdaq National Market under the symbol "ERTS". The following table sets forth the quarterly high and low closing sales price per share of our Common Stock from April 1, 1999 through March 31, 2001. Such prices represent prices between dealers and does not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                         Closing Sales Prices
                                                         --------------------
                                                  High                       Low
                                                  ----                       ---

   Fiscal Year Ended March 31, 2000:

   First Quarter                                $27.41                    $22.82
   Second Quarter                                38.10                     26.44
   Third Quarter                                 60.47                     33.22
   Fourth Quarter                                51.10                     34.50

   Fiscal Year Ended March 31, 2001:
   (for Class A common stock, see note 2)

   First Quarter                                $39.06                    $26.59
   Second Quarter                                54.47                     37.06
   Third Quarter                                 55.38                     35.19
   Fourth Quarter                                56.13                     29.84

There were approximately 2,000 holders of record of our Common Stock as of June 1, 2001. In addition, we believe that a significant number of beneficial owners of our Common Stock hold their shares in street names.

         Dividend Policy

         We have not paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

ELECTRONIC ARTS AND SUBSIDIARIES
SELECTED FIVE-YEAR FINANCIAL DATA
Years Ended March 31, (In thousands, except per share data)

INCOME STATEMENT DATA                                      2001           2000           1999          1998          1997
-------------------------------------------------- ------------    -----------     ----------   -----------    ----------
Net revenues                                        $1,322,273     $1,420,011      $1,221,863      $908,852      $673,028
Cost of goods sold                                     652,242        704,702         627,589       481,233       328,943
                                                   ------------    -----------     ----------   ------------   -----------
Gross profit                                           670,031        715,309         594,274       427,619       344,085
Operating expenses:
   Marketing and sales                                 185,336        188,611         163,407       128,308       102,072
   General and administrative                          104,041         92,418          76,219        57,838        48,489
   Research and development                            388,928        261,966         199,375       145,732       130,755
   Amortization of intangibles                          19,323         11,989           5,880             -             -
   Charge for acquired in-process technology             2,719          6,539          44,115         1,500             -
   Merger costs                                              -              -               -        10,792             -
                                                   ------------    -----------     ----------   ------------   -----------
Total operating expenses                               700,347        561,523         488,996       344,170       281,316
                                                   ------------    -----------     ----------   ------------   -----------
Operating income (loss)                                (30,316)       153,786         105,278        83,449        62,769
Interest and other income, net                          16,886         16,028          13,180        24,811        13,279
                                                   ------------    -----------     ----------   ------------   -----------
Income (loss) before provision for (benefit
   from) income taxes and minority interest            (13,430)       169,814         118,458       108,260        76,048
Provision for (benefit from) income taxes               (4,163)        52,642          45,414        35,726        26,003
                                                   ------------    -----------     ----------   ------------   -----------
Income (loss) before minority interest                  (9,267)       117,172          73,044        72,534        50,045
Minority interest in consolidated joint venture         (1,815)          (421)           (172)           28         1,282
                                                   ------------    -----------     ----------   ------------   -----------
Net income (loss)                                   $  (11,082)(a) $  116,751(b)   $   72,872(c)   $ 72,562(d)   $ 51,327
                                                   ------------    -----------     ----------   ------------    -----------
Net income per share amounts:
   Basic                                                   N/A     $     0.93(b)   $     0.60(c)   $   0.62(d)   $   0.45
   Diluted                                                 N/A     $     0.88(b)   $     0.58(c)   $   0.60(d)   $   0.43
Number of shares used in computation:
   Basic                                                   N/A        125,660         121,495       117,734       115,087
   Diluted                                                 N/A        132,742         126,545       121,917       119,114

Class A common stock:
Net income (loss):
   Basic                                            $   11,944 (a)        N/A             N/A           N/A           N/A
   Diluted                                          $  (11,082)(a)        N/A             N/A           N/A           N/A
Net income (loss) per share:
   Basic                                            $     0.09 (a)        N/A             N/A           N/A           N/A
   Diluted                                          $    (0.08)(a)        N/A             N/A           N/A           N/A
Number of shares used in computation:
   Basic                                               131,404            N/A             N/A           N/A           N/A
   Diluted                                             132,056            N/A             N/A           N/A           N/A

Class B common stock:
Net loss, net of retained interest in EA.com        $  (23,026)(a)        N/A             N/A           N/A           N/A
Net loss per share:
   Basic                                            $    (3.83)(a)        N/A             N/A           N/A           N/A
   Diluted                                          $    (3.83)(a)        N/A             N/A           N/A           N/A
Number of shares used in computation:
   Basic                                                 6,015            N/A             N/A           N/A           N/A
   Diluted                                               6,015            N/A             N/A           N/A           N/A
-------------------------------------------------- ------------  -----------     ----------   ------------ -----------

ELECTRONIC ARTS AND SUBSIDIARIES
SELECTED FIVE-YEAR FINANCIAL DATA (Continued)
Years Ended March 31, (In thousands, except per share data)

--------------------------------------------------  ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA AT FISCAL YEAR END                     2001         2000         1999         1998         1997
--------------------------------------------------  ----------   ----------   ----------   ----------   ----------
Cash, cash equivalents and short-term investments
                                                    $  466,492   $  339,804   $  312,822   $  374,560   $  268,141
Marketable securities                                   10,022          236        4,884        3,721        5,548
Working capital                                        478,701      440,021      333,256      408,098      284,863
Long-term investments                                    8,400        8,400       18,400       24,200       34,478
Total assets                                         1,378,918    1,192,312      901,873      745,681      584,041
Total liabilities                                      340,026      265,302      236,209      181,713      136,237
Minority interest                                        4,545        3,617        2,733         --             28
Total stockholders' equity                           1,034,347      923,393      662,931      563,968      447,776

Note: The selected five-year financial data has been restated to reflect the acquisition of Maxis, Inc. which was accounted for as a pooling of interest.

(a) Net income (loss) and net income (loss) per share include one-time acquisition related charges of $1.9 million, net of taxes, incurred in connection with the acquisition of Pogo Corporation made during the year as well as goodwill amortization of $13.3 million, net of taxes.
(b) Net income and net income per share include one-time acquisition related charges of $4.5 million, net of taxes, incurred in connection with the acquisition of Kesmai and other business combinations made during the year as well as goodwill amortization of $8.3 million, net of taxes.
(c) Net income and net income per share include one-time acquisition related charges of $37.5 million, net of taxes, incurred in connection with the acquisition of Westwood Studios and other business combinations made during the year as well as goodwill amortization of $4.0 million, net of taxes.
(d) Net income and net income per share include one-time acquisition related charges of $1.0 million, net of taxes, incurred in connection with the acquisition of the remaining minority ownership interest in Electronic Arts Victor, Inc. as well as merger costs of $7.2 million, net of taxes, associated with the merger with Maxis, offset by a one-time gain on sale of Creative Wonders, LLC in the amount of $8.5 million, net of taxes.

Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for discussions of EA Core and EA.com proforma financial statements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results and performance include, but are not limited to, those discussed under the heading "Risk Factors" at pages 37 to 43 of this Annual Report on Form 10-K.


RESULTS OF OPERATIONS

Comparison of Fiscal 2001 to 2000:

Revenues

We derive revenues primarily from shipments of entertainment software, which includes EA Studio products for dedicated entertainment systems (that we call video game systems or consoles such as PlayStation, PlayStation 2 and Nintendo
64), EA Studio personal computer products (or PC), Co-Publishing products that are co-published and distributed by us, and Affiliated Label (or AL) products that are published by third parties and distributed by us. We also derive revenues from licensing of EA Studio products and AL products through hardware companies (or OEM), selling subscriptions on our online gaming service, selling advertisements on our online web pages and selling our packaged goods through our online store.

Information about our net revenues for North America and foreign areas for fiscal 2001 and 2000 is summarized below (in thousands):

                                                                                       Increase/
                                                    2001                   2000       (Decrease)          % change
                                    --------------------- ---------------------- ---------------- -----------------
North America                                 $  831,924             $  846,637       $ (14,713)           (1.7%)
                                    --------------------- ---------------------- ---------------- -----------------

Europe                                           386,728                486,816        (100,088)          (20.6%)
Asia Pacific                                      51,039                 53,187          (2,148)           (4.0%)
Japan                                             52,582                 33,371          19,211            57.6%
                                    --------------------- ---------------------- ---------------- -----------------
International                                    490,349                573,374         (83,025)          (14.5%)
                                    --------------------- ---------------------- ---------------- -----------------
Consolidated Net Revenues                     $1,322,273             $1,420,011       $ (97,738)           (6.9%)
                                    --------------------- ---------------------- ---------------- -----------------

North America Net Revenues

The decrease in North America net revenues for fiscal 2001 compared to fiscal 2000 was primarily attributable to:

 o Expected declines in sales of PlayStation and Nintendo 64 ("N64") titles due to the beginning of the transition to next generation consoles. PlayStation net revenues decreased 49% and N64 net revenues decreased 46% also due to fewer titles shipping in the current year for both platforms.

 o A 6% decrease in AL revenues primarily due to the acquisition of an affiliate, DreamWorks Interactive, by Electronic Arts in the fourth quarter of the prior fiscal year.

 o Offset partially by the launch of PlayStation 2 platform in North America which generated $171,034,000 in revenue for the year from titles such as Madden NFL 2001, SSX, NBA Live 2001 and NHL 2001. PlayStation 2 revenues did not offset the decrease in PlayStation revenues due to a reduced number of hardware units reaching the market due to hardware component shortages, according to Sony.

 o Offset by a 21% increase in PC revenues due to the shipment of key releases including Command & Conquer: Red Alert 2 and The Sims: Livin' Large and continued strong catalog sales of The Sims.

International Net Revenues

The decrease in international net revenues for fiscal 2001 compared to fiscal 2000 was attributable to the following:

 o Europe's net revenues decreased 21% primarily due to the console transition, lower AL sales due to product release slips and fewer hit titles released in the current year, lower PC sales with fewer titles shipping in the period, the strong sales of Command & Conquer: Tiberian Sun(TM) for the PC in the comparable prior year period, and weakness in the Euro currency. In addition, PlayStation revenues decreased 43% due to fewer titles shipping during the console transition period with most franchise titles showing significant decreases from the prior year releases. PlayStation 2 revenues did not offset the decrease in PlayStation revenues due to fewer hardware units reaching the market and the weighting of titles specifically appropriate for the North American market rather than the European market.

 o Asia Pacific's net revenues decreased 4%, mainly due to the decrease in PlayStation revenues as there were no significant new titles released in the current year. This was offset by sales of PlayStation 2 titles such as SSX and FIFA 2001.

 o Offset by Japan's net revenues which increased 58% compared to the prior year primarily due to the shipment of PlayStation 2 titles such as FIFA Soccer World Championship, FIFA 2001 and SSX.

Information about our net revenues by product line for fiscal 2001 and 2000 is presented below (in thousands):

                                                                                  Increase/
                                                2001                 2000        (Decrease)       % change
                                   ------------------ -------------------- ----------------- --------------
EA Studio:
PC                                         $ 408,454            $ 397,777         $  10,677          2.7%
PlayStation                                  309,988              586,821          (276,833)       (47.2%)
PlayStation 2                                258,988                    -           258,988          N/A
N64                                           67,044              120,415           (53,371)       (44.3%)
Online Subscriptions                          28,878               16,771            12,107         72.2%
License, OEM and Other                        20,468               22,894            (2,426)       (10.6%)
Advertising                                    6,175                    -             6,175          N/A
                                   ------------------ -------------------- ----------------- --------------
                                           1,099,995            1,144,678           (44,683)        (3.9%)
Affiliated Label:                            222,278              275,333           (53,055)       (19.3%)
                                   ------------------ -------------------- ----------------- --------------
Consolidated Net Revenues                 $1,322,273           $1,420,011         $ (97,738)        (6.9%)
                                   ------------------ -------------------- ----------------- --------------

Personal Computer Product Net Revenues

The increase in sales of PC products for fiscal 2001 was primarily attributable to the continued strong sales of The Sims, which shipped in the prior year. Key current year releases were Command & Conquer: Red Alert 2 and The Sims: Livin' Large. We released 20 PC titles in fiscal 2001 compared to 31 titles in fiscal 2000. The Sims continues to be the number one PC title and has now sold over 4 million copies. Due to the sales of The Sims in fiscal 2001, we expect revenues from PC products to be flat or lower in fiscal 2002.

PlayStation Product Net Revenues

We released 17 PlayStation titles in fiscal 2001 compared to 30 in fiscal 2000. As expected, PlayStation sales decreased for fiscal 2001 compared to the prior year primarily attributable to the PlayStation 2 platform transition and fewer titles. With the exception of Madden NFL, all of our franchises experienced significant decreases from the prior year release. Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of current PlayStation products to continue to decline significantly in fiscal 2002.

Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America in July 1994 (the "Sony Agreement"), as amended, we are authorized to develop and distribute CD-based software products compatible with the PlayStation. Furthermore, under the terms of an additional licensing agreement entered into with Sony Computer Entertainment of America as of April 2000 (the "PlayStation 2 Agreement"), as amended, we are authorized to develop and distribute DVD-based software products compatible with the PlayStation 2. Pursuant to these agreements, we engage Sony to supply its PlayStation and PlayStation 2 CD's for distribution by us. Accordingly, we have limited ability to control our supply of PlayStation and PlayStation 2 CD products or the timing of their delivery.

PlayStation 2 Product Net Revenues

We released 15 titles worldwide in fiscal 2001 for the PlayStation 2. Key releases for the year included Madden NFL 2001, SSX, FIFA 2001, NBA Live 2001 and NHL 2001. Revenue was lower than expected due to the shortage of PlayStation 2 hardware in the year resulting from component shortages which limited the number of units that could be manufactured, according to Sony. We expect Sony to correct these issues for the next fiscal year, and expect revenues from PlayStation 2 products to grow in fiscal 2002.

Affiliated Label Product Net Revenues

The decrease in Affiliated Label net revenues for fiscal 2001 compared to the prior fiscal year was primarily due to the strong sales of Final Fantasy(R) VIII in the prior year, our acquisition of DreamWorks Interactive, formerly an AL, in the fourth quarter of the prior year, fewer hit AL product releases and product release slips in Europe.

N64 Product Net Revenues

We released three N64 titles in fiscal 2001 compared to eight titles during fiscal 2000. The expected decrease in N64 revenues for the fiscal year, compared to the prior fiscal year, was primarily due to fewer releases. The decrease was also due to the weaker market for N64 products in the current year. With the expected release of Nintendo GameCube in North America in November 2001, per Nintendo, we expect revenues for N64 products to continue to decline significantly in fiscal 2002. The key release for the year was The World Is Not Enough.

Under the terms of the N64 Agreement, we engage Nintendo to manufacture our N64 cartridges for distribution by us. Accordingly, we have little ability to control our supply of N64 cartridges or the timing of their delivery. A shortage of microchips or other factors outside our control could impair our ability to obtain an adequate supply of cartridges.

Online Net Revenues

The increase in online revenues for fiscal 2001 as compared to fiscal 2000 was attributable to the following:

 o The average number of paying customers for Ultima Online increased to approximately 200,000 for fiscal 2001 as compared to over 140,000 for fiscal 2000. This increase was due to continued strong sales of Ultima Online, the addition of new events and parties within the Ultima worlds and the release of Ultima Online Renaissance in April 2000.

 o We generated over $5,100,000 in subscription revenues for Kesmai and Worldplay online games for fiscal 2001. These products were not part of EA.com last year due to the Kesmai acquisition in the fourth quarter of fiscal 2000. Revenues associated with these services will continue to decrease as some of these products will be converted into our advertising supported free offerings or incorporated in our bundled subscription offerings.

License, OEM and Other Revenues

The decrease in license, OEM and other revenues for fiscal 2001 as compared to fiscal 2000 was primarily a result of lower license revenue of certain titles on the Game Boy platform.

Advertising

Following the launch of EA.com on the world wide web and the AOL Games Channel in October, we began selling advertising on EA.com and AOL properties, including the Slingo game. In addition, we generated advertising revenue from Pogo's websites as a result of the purchase of Pogo Corporation (now referred to as "Pogo") in February 2001.

Operations by Segment

The series of common stock designated as Class B (see note 2) was approved to reflect the performance of EA.com. Accordingly, management considers EA.com to be a separate reportable segment. Prior period information has been restated to disclose this separate segment. We operate in two principal business segments globally:

 o Electronic Arts Core ("EA Core") business segment: creation, marketing and distribution of entertainment software.

 o EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

EA.com, a division of Electronic Arts Inc., represents Electronic Arts' online and e-Commerce businesses. EA.com's business includes subscription revenues collected for Internet gameplay on our websites, website advertising, sales of packaged goods for Internet-only based games and sales of Electronic Arts games sold through the EA.com web store. The Consolidated Statement of Operations includes all revenues and costs directly attributable to EA.com, including charges for shared facilities, functions and services used by EA.com and provided by Electronic Arts. Certain costs and expenses have been allocated based on management's estimates of the cost of services provided to EA.com by Electronic Arts.


Information about our operations by segment for fiscal 2001 and 2000 is presented below (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended March 31, 2001
                                                   ------------------------------------------------------------------------
                                                             EA Core                 Adjustments and
                                                      (excl. EA.com)        EA.com      Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                 $1,280,172     $   42,101          $      -         $1,322,273
Group sales                                                   2,658              -            (2,658) (a)             -
                                                   ------------------------------------------------------------------------
       Total net revenues                                 1,282,830         42,101            (2,658)         1,322,273
                                                   ------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers              640,239         12,003                 -            652,242
Group cost of goods sold                                          -          2,658            (2,658) (a)             -
                                                   ------------------------------------------------------------------------
       Total cost of goods sold                             640,239         14,661            (2,658)           652,242
                                                   ------------------------------------------------------------------------
Gross profit                                                642,591         27,440                 -            670,031
Operating expenses:
    Marketing and sales                                     163,928         12,475             8,933  (c)       185,336
    General and administrative                               93,885         10,156                 -            104,041
    Research and development                                248,534         77,243            63,151  (b)       388,928
    Network development and support                               -         51,794           (51,794) (b)             -
    Customer relationship management                              -         11,357           (11,357) (b)             -
    Carriage fee                                                  -          8,933            (8,933) (c)             -
    Amortization of intangibles                              12,829          6,494                 -             19,323
    Charge for acquired in-process technology                     -          2,719                 -              2,719
                                                   ------------------------------------------------------------------------
Total operating expenses                                    519,176        181,171                 -            700,347
                                                   ------------------------------------------------------------------------
Operating income (loss)                                     123,415       (153,731)                -            (30,316)
Interest and other income, net                               16,659            227                 -             16,886
                                                   ------------------------------------------------------------------------
Income (loss) before benefit from income
      taxes and minority interest                           140,074       (153,504)                -            (13,430)
Benefit from income taxes                                    (4,163)             -                 -             (4,163)
                                                   ------------------------------------------------------------------------
Income (loss) before minority interest                      144,237       (153,504)                -             (9,267)
Minority interest in consolidated joint venture              (1,815)             -                 -             (1,815)
                                                   ------------------------------------------------------------------------
Net income (loss) before retained interest in
    EA.com                                               $  142,422     $ (153,504)         $      -         $   (11,082)
                                                   ------------------------------------------------------------------------

Allocation of retained interest (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended March 31, 2001
                                                   ------------------------------------------------------------------------
                                                             EA Core                Adjustments and
                                                      (excl. EA.com)     EA.com        Eliminations       Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) before retained interest in
    EA.com                                                $ 142,422     $(153,504)          $     -           $  (11,082)
Net loss related to retained interest in EA.com            (130,478)      130,478                 -                    -
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $  11,944     $ (23,026)          $     -           $  (11,082)
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended March 31, 2000
                                                   ------------------------------------------------------------------------
                                                             EA Core                    Adjustments and
                                                      (excl. EA.com)       EA.com         Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                 $1,399,093       $ 20,918           $     -           $1,420,011
Group sales                                                   2,014              -            (2,014) (a)               -
                                                   ------------------------------------------------------------------------
       Total net revenues                                 1,401,107         20,918            (2,014)           1,420,011
                                                   ------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers              700,024          4,678                 -              704,702
Group cost of goods sold                                          -          2,014            (2,014) (a)               -
                                                   ------------------------------------------------------------------------
       Total cost of goods sold                             700,024          6,692            (2,014)             704,702
                                                   ------------------------------------------------------------------------
Gross profit                                                701,083         14,226                 -              715,309
Operating expenses:
    Marketing and sales                                     185,714          2,897                 -              188,611
    General and administrative                               87,513          4,905                 -               92,418
    Research and development                                205,933         34,716            21,317  (b)         261,966
    Network development and support                               -         17,993           (17,993) (b)               -
    Customer relationship management                              -          3,324            (3,324) (b)               -
    Amortization of intangibles                              10,866          1,123                 -               11,989
    Charge for acquired in-process technology                 2,670          3,869                 -                6,539
                                                   ------------------------------------------------------------------------
Total operating expenses                                    492,696         68,827                 -              561,523
                                                   ------------------------------------------------------------------------
Operating income (loss)                                     208,387        (54,601)                -              153,786
Interest and other income, net                               16,017             11                 -               16,028
                                                   ------------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                           224,404        (54,590)                -              169,814
Provision for income taxes                                   52,642              -                 -               52,642
                                                   ------------------------------------------------------------------------
Income (loss) before minority interest                      171,762        (54,590)                -              117,172
Minority interest in consolidated joint venture                (421)             -                 -                 (421)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $  171,341       $(54,590)           $    -            $ 116,751
===========================================================================================================================

(a) Represents elimination of intercompany sales of Electronic Arts packaged goods products to EA.com; and represents elimination of royalties paid to Electronic Arts by EA.com for intellectual property rights.

(b) Represents reclassification of Network Development and Support and Customer Relationship Management to Research and Development.

(c) Represents reclassification of amortization of the Carriage fee to Marketing and Sales.

The following table presents pro-forma results of operations allocating taxes between EA Core and EA.com. Consolidated taxes have been allocated to EA Core and EA.com on a pro rata basis based on the consolidated effective tax rates, thereby giving EA.com the tax benefit of its losses which is utilized by the consolidated group. Such tax benefit could not be recognized by EA.com on a stand-alone basis. The sum of tax expense and tax benefit for EA Core and EA.com is the same as consolidated tax expense and tax benefit. This presentation represents how management analyzes each segment of the business (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended March 31, 2001
                                                   ------------------------------------------------------------------------
                                                             EA Core                 Adjustments and
                                                      (excl. EA.com)       EA.com       Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for (benefit from)
     income taxes and minority interest                    $140,074     $(153,504)             $   -            $(13,430)
Provision for (benefit from) income taxes                    43,423       (47,586)                 -              (4,163)
                                                   ------------------------------------------------------------------------
Income (loss) before minority interest                       96,651      (105,918)                 -              (9,267)
Minority interest in consolidated joint venture              (1,815)            -                  -              (1,815)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $ 94,836     $(105,918)             $   -            $(11,082)
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended March 31, 2000
                                                   ------------------------------------------------------------------------
                                                             EA Core                 Adjustments and
                                                      (excl. EA.com)       EA.com       Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for (benefit from)
     income taxes and minority interest                    $224,404     $ (54,590)             $   -            $169,814
Provision for (benefit from) income taxes                    69,565       (16,923)                 -              52,642
                                                   ------------------------------------------------------------------------
Income (loss) before minority interest                      154,839       (37,667)                 -             117,172
Minority interest in consolidated joint venture                (421)            -                  -                (421)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $154,418     $ (37,667)             $   -            $116,751
===========================================================================================================================


Costs and Expenses,  Interest and Other Income, Net, Income Taxes and Net Income
(Loss) for both EA Core and EA.com Segments

Cost of Goods Sold. Cost of goods sold for our packaged goods business consists of actual product costs, royalties expense for celebrities, professional sports organizations and independent software developers, manufacturing royalties, expense for defective products and operations expense. Cost of goods sold for our subscription business consists primarily of data center and bandwidth costs associated with hosting our websites, credit card fees and intercompany royalties for use of EA properties for subscription games.

Marketing and Sales. Marketing and sales expenses consist of personnel related costs, advertising and marketing and promotional expenses. In addition, marketing and sales includes the amortization of the AOL carriage and revenue share fees (now referred to as "Carriage Fee"), which began with the launch of EA.com in October. The Carriage Fee will be amortized straight line over the term of the AOL agreement.

General and Administrative. General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting and allowances for bad debts.

Research and Development. Research and development expenses consist of personnel related costs, consulting and equipment depreciation. In addition, research and development includes customer relationship management expenses associated with the supervision of online play and the operation of Ultima Online. EA.com has research and development expenses incurred by Electronic Arts' studios consisting of direct development costs and related overhead costs (facilities, network and development management and supervision) in connection with the development and production of EA.com online games.

Network Development and Support. Network development and support costs consist of expenses associated with development of web content, depreciation on server equipment to support online games, network infrastructure, software licenses and maintenance, and network and management overhead.

Cost of Goods Sold. Cost of goods sold as a percentage of revenues decreased in fiscal 2001 due to:

 o An increase in sales of higher margin PC titles as a percentage of revenues. The current year included sales on titles such as The Sims, Command & Conquer: Red Alert 2 and The Sims: Livin' Large.

 o The introduction of higher margin PlayStation 2 products in the current year.

 o       A decrease in sales of lower margin AL and N64 titles.

 o       An increase in higher margin Online and Advertising revenue.

 o Offset by a decrease in sales of PlayStation titles combined with the decrease in average margins on PlayStation products due to a decrease in the average sales price on front line and catalogue products.

Marketing and Sales. Marketing and sales expenses for fiscal 2001 increased as a percentage of revenue, primarily attributed to:

 o Higher EA.com marketing and sales expenses due to increased staff required to support the live game site and advertising campaigns run on the AOL service promoting the Games Channel. In future periods, EA.com intends to further increase marketing and advertising spending in order to promote our game site and the Games Channel on AOL.

 o The amortization of the AOL carriage fee, which began with the launch of EA.com in October of the current fiscal year.

 o Offset by lower television and print advertising in North America and Europe due to fewer number of releases compared to last year.

General and Administrative. General and administrative expenses increased 12.6% for fiscal 2001, primarily attributed to:

 o The expansion of the EA.com staff and additional administrative-related costs required to support the growth of the EA.com business.

 o Increase in bad debts due to a write off of a receivable as a result of the default of payment from a customer in Europe for approximately $1,000,000.

 o Increase in depreciation expense for Europe due to the implementation of a new transaction processing system.

Research and Development (excluding Network Development and Support). Research and development expenses increased in absolute dollars by 38.2% for fiscal 2001, primarily attributed to:

 o Increase in research and development expenses by EA.com (including expenses incurred by EA Core on behalf of EA.com) due to an increase in the number of online projects in development and increased development staff to support these products. The type of games that will be in development will most likely increase in complexity and depth.

 o An increase in development spending for next generation console products including development for the PlayStation 2 console, Xbox and Nintendo GameCube.

 o The increase is also due to research and development expenses related to the acquisition of DreamWorks Interactive, a software development company, in the fourth quarter of the prior fiscal year.

 o Increased headcount related costs associated with the formation of our customer relationship management organization for the live game site.

We released a total of 55 new packaged goods products in fiscal 2001 compared to 69 new products in fiscal 2000. In addition, the EA.com website launched in October 2000, and has over 80 live games.

Network Development and Support. The increase in network development and support expenses was primarily due to increased spending for the network infrastructure, and the Games Channel on the AOL service and the amortization of capitalized costs as required under SOP 98-1 associated with the pre-launch network infrastructure build. As a result, we expect network development and support expenses to increase in absolute dollars in the future.

Charge for Acquired In-Process Technology.

Fiscal 2001:

In connection with the acquisition of Pogo in the fourth fiscal quarter of fiscal 2001, we allocated and expensed $2,719,000 of the $43,333,000 purchase price to acquired in-process technology. At the date of acquisition, this amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. Pogo had various projects in progress at the time of the acquisition. As of the acquisition date, costs to complete Pogo projects acquired were expected to be approximately $1,200,000 in future periods. We believe there have been no significant changes to these estimates as of March 31, 2001. We currently expect to complete the development of these projects at various dates through fiscal 2002 and to publish the projects upon completion. In conjunction with the acquisition of Pogo, we accrued approximately $100,000 related to direct transaction and other related costs.

Fiscal 2000:

 o In connection with the acquisition of Kesmai by EA.com in the fourth quarter of fiscal 2000, we allocated and expensed $3,869,000 of the purchase price to acquired in-process technology.

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

Amortization of Intangibles. The amortization of intangibles results primarily from the acquisitions of Westwood, Kesmai, DreamWorks Interactive, ABC Software, Pogo and other acquisitions. Amortization of intangibles was $12,829,000 for EA Core and $6,494,000 for EA.com for fiscal 2001. Amortization of intangibles was $10,866,000 for EA Core and $1,123,000 for EA.com for fiscal 2000.

Interest and Other Income, Net. Interest and other income, net, increased in absolute dollars primarily due to higher interest income as a result of higher average cash balances and investing in higher yielding taxable securities in the current year. Those gains were partially offset by realized gains on sales of marketable securities in the prior year.

Income Taxes. Our effective tax rate was 31.0% for fiscal 2001 and fiscal 2000. At March 31, 2001, we generated a federal income tax net operating loss. A substantial portion of this loss will be utilized in a carryback claim with the remainder being carried forward. A valuation allowance has not been established on this loss carryforward or other net deferred tax assets as we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize them.

Net Income (loss). In absolute dollars, reported net income (loss) decreased in fiscal 2001 primarily related to lower revenues as well as higher costs and expenses compared to the same period last year. The decrease in revenues was primarily due to the beginning of the transition period to next generation console systems. The increase in expenses was primarily due to increases in development of next generation console products in the Core business and the investment in EA.com, including expenses to build network and online game products and to launch our game sites in October 2000.

Excluding goodwill, non-cash compensation and one-time charges in the amount of $17,077,000, net of taxes, for fiscal 2001, net income would have been $5,995,000. Excluding goodwill, non-cash compensation and one-time charges in the amount of $13,292,000, net of taxes, for fiscal 2000, net income would have been $130,043,000.

Comparison of Fiscal 2000 to 1999:

Revenues

Information about our net revenues for North America and foreign areas for fiscal 2000 and 1999 is summarized below (in thousands):

                                                    2000                   1999         Increase          % change
                                    --------------------- ---------------------- ---------------- -----------------
North America                                 $  846,637             $  704,998         $141,639            20.1 %
                                    --------------------- ---------------------- ---------------- -----------------

Europe                                           486,816                436,772           50,044            11.5 %
Asia Pacific                                      53,187                 46,725            6,462            13.8 %
Japan                                             33,371                 33,368                3             0.0 %
                                    --------------------- ---------------------- ---------------- -----------------
International                                    573,374                516,865           56,509            10.9 %
                                    --------------------- ---------------------- ---------------- -----------------
Consolidated Net Revenues                     $1,420,011             $1,221,863         $198,148            16.2 %
                                    --------------------- ---------------------- ---------------- -----------------

North America Net Revenues

The increase in North America net revenues for fiscal 2000 compared to fiscal 1999 was primarily attributable to:

 o       A 52% increase in PC revenues due to strong sales of Command & Conquer:
         Tiberian Sun, SimCity 3000(TM), as well as the fourth quarter shipment of The Sims in fiscal 2000.

 o A 20% increase in PlayStation revenues due to more titles released during fiscal 2000 including Madden NFL 2000, NBA Live 2000 and Tomorrow Never Dies as compared to fiscal 1999.

 o A 17% increase in AL revenues primarily due to the shipment of titles published by Square EA offset by the loss of an affiliate, Accolade, due to its acquisition by a third party in the first quarter of fiscal 2000.

 o These increases were partially offset by an expected decline in sales of N64 products.

International Net Revenues

The increase in international net revenues for fiscal 2000 compared to fiscal 1999 was attributable to the following:

 o Europe's net revenues increased by 12% primarily due to an increase in sales of PC titles including Command & Conquer: Tiberian Sun, Sim City 3000 and The Sims as well as an increase in PlayStation revenues due to the success of FIFA 2000, Tomorrow Never Dies and F1 2000. These increases were partially offset by an expected decline in sales of N64 products. Overall European revenues were adversely impacted by a devaluation of the Euro in fiscal 2000 compared to fiscal 1999.

 o       Asia Pacific's net revenues  increased 14% due to PC sales of Command &
         Conquer: Tiberian Sun and SimCity 3000.

 o Japan's net revenues were flat compared to fiscal 1999. PC and Affiliated Label revenues increased, offset by a decrease in PlayStation product sales primarily due to strong sales of FIFA: Road to World Cup and World Cup 98 in fiscal 1999.

Information about our net revenues by product line for fiscal 2000 and 1999 is presented below (in thousands):

                                                                                  Increase/
                                                2000                 1999        (Decrease)       % change
                                   ------------------ -------------------- ----------------- --------------
EA Studio:
PlayStation                                $ 586,821            $ 519,830          $ 66,991        12.9%
PC                                           397,777              270,793           126,984        46.9%
N64                                          120,415              152,349           (31,934)      (21.0%)
Online Subscriptions                          16,771               12,570             4,201        33.4%
License, OEM and Other                        22,894               18,216             4,678        25.7%
                                   ------------------ -------------------- ----------------- --------------
                                           1,144,678              973,758           170,920        17.6%
Affiliated Label:                            275,333              248,105            27,228        11.0%
                                   ------------------ -------------------- ----------------- --------------
Consolidated Net Revenues                 $1,420,011           $1,221,863          $198,148        16.2%
                                   ------------------ -------------------- ----------------- --------------

Personal Computer Product Net Revenues

We released 31 PC titles in fiscal 2000 compared to 29 PC titles in fiscal 1999. The worldwide increase in sales of PC revenues was primarily attributable to an increase in sales in North America and Europe due to the success of Command &
Conquer: Tiberian Sun released in the second quarter of fiscal 2000 and continued strong catalog sales of SimCity 3000 released in the fourth quarter of fiscal 1999. Other key titles for fiscal 2000 include The Sims and FIFA 2000.

PlayStation Product Net Revenues

We released 30 new PlayStation titles in fiscal 2000 compared to 21 in fiscal 1999. The increase in PlayStation product sales was attributable to more titles released in the current fiscal year compared to the same period last year. Key releases for fiscal 2000 include FIFA 2000, Tomorrow Never Dies, Madden NFL 2000, NBA Live 2000 and Knockout Kings(TM) 2000.

Affiliated Label Product Net Revenues

AL product sales increased due to higher sales in North America. The increase in Affiliated Label revenues was due to the distribution of titles by Square EA, including Final Fantasy(R) VIII, partially offset by the termination of our distribution agreement with Accolade, which was acquired by a third party.

N64 Product Net Revenues

The expected decrease in N64 revenues for fiscal 2000 compared to fiscal 1999 was due to the weak market for N64 products as well as strong comparisons of World Cup 98 in fiscal 1999. We released eight titles in fiscal 2000, including WCW(TM) Mayhem, compared to nine titles in fiscal 1999.

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

License, OEM and Other Revenues

The increase in license, OEM and other revenues was primarily due to the following:

 o License/OEM revenues increased due to the sales of Game Boy(R) Color titles in fiscal 2000.

 o Other revenues decreased primarily due to decreases in 32-bit products, other than PlayStation, as we no longer publish games for those platforms.

Operations by Segment

Information about our operations by segment for fiscal 2000 and 1999 is presented below (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended March 31, 2000
                                                   ------------------------------------------------------------------------
                                                             EA Core                 Adjustments and
                                                      (excl. EA.com)        EA.com      Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                 $1,399,093       $ 20,918           $     -            $1,420,011
Group sales                                                   2,014              -            (2,014) (a)                -
                                                   ------------------------------------------------------------------------
       Total net revenues                                 1,401,107         20,918            (2,014)            1,420,011
                                                   ------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers              700,024          4,678                 -               704,702
Group cost of goods sold                                          -          2,014            (2,014) (a)                -
                                                   ------------------------------------------------------------------------
       Total cost of goods sold                             700,024          6,692            (2,014)              704,702
                                                   ------------------------------------------------------------------------
Gross profit                                                701,083         14,226                 -               715,309
Operating expenses:
    Marketing and sales                                     185,714          2,897                 -               188,611
    General and administrative                               87,513          4,905                 -                92,418
    Research and development                                205,933         34,716            21,317  (b)          261,966
    Network development and support                               -         17,993           (17,993) (b)                -
    Customer relationship management                              -          3,324            (3,324) (b)                -
    Amortization of intangibles                              10,866          1,123                 -                11,989
    Charge for acquired in-process technology                 2,670          3,869                 -                 6,539
                                                   ------------------------------------------------------------------------
Total operating expenses                                    492,696         68,827                 -               561,523
                                                   ------------------------------------------------------------------------
Operating income (loss)                                     208,387        (54,601)                -               153,786
Interest and other income, net                               16,017             11                 -                16,028
                                                   ------------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                           224,404        (54,590)                -               169,814
Provision for income taxes                                   52,642              -                 -                52,642
                                                   ------------------------------------------------------------------------
Income (loss) before minority interest                      171,762        (54,590)                -               117,172
Minority interest in consolidated joint venture                (421)              -                -                  (421)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $ 171,341       $(54,590)           $    -            $  116,751
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended March 31, 1999
                                                   ------------------------------------------------------------------------
                                                             EA Core                 Adjustments and
                                                      (excl. EA.com)      EA.com        Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                 $1,204,689       $17,174            $     -           $1,221,863
Group sales                                                     985             -               (985) (a)               -
                                                   ------------------------------------------------------------------------
       Total net revenues                                 1,205,674        17,174               (985)           1,221,863
                                                   ------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers              624,252         3,337                  -              627,589
Group cost of goods sold                                          -           985               (985) (a)               -
                                                   ------------------------------------------------------------------------
       Total cost of goods sold                             624,252         4,322               (985)             627,589
                                                   ------------------------------------------------------------------------
Gross profit                                                581,422        12,852                  -              594,274
Operating expenses:
    Marketing and sales                                     161,029         2,378                  -              163,407
    General and administrative                               74,995         1,224                  -               76,219
    Research and development                                181,245         8,050             10,080  (b)         199,375
    Network development and support                               -         8,488             (8,488) (b)               -
    Customer relationship management                              -         1,592             (1,592) (b)               -
    Charge for acquired in-process technology                44,115             -                  -               44,115
    Amortization of intangibles                               5,880             -                  -                5,880
                                                   ------------------------------------------------------------------------
Total operating expenses                                    467,264        21,732                  -              488,996
                                                   ------------------------------------------------------------------------
Operating income (loss)                                     114,158        (8,880)                 -              105,278
Interest and other income, net                               13,180             -                  -               13,180
                                                   ------------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                           127,338        (8,880)                 -              118,458
Provision for income taxes                                   45,414             -                  -               45,414
                                                   ------------------------------------------------------------------------
Income (loss) before minority interest                       81,924        (8,880)                 -               73,044
Minority interest in consolidated joint venture                (172)            -                  -                 (172)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $   81,752      $ (8,880)           $     -           $   72,872
===========================================================================================================================

(a) Represents elimination of intercompany sales of Electronic Arts packaged goods products to EA.com; and represents elimination of royalties paid to Electronic Arts by EA.com for intellectual property rights.

(b) Represents reclassification of Network Development and Support and Customer Relationship Management to Research and Development.


The following table presents pro-forma results of operations allocating taxes between EA Core and EA.com. Consolidated taxes have been allocated to EA Core and EA.com on a pro rata basis based on the consolidated effective tax rates, thereby giving EA.com the tax benefit of its losses which is utilized by the consolidated group. Such tax benefits could not be recognized by EA.com on a stand-alone basis. The sum of tax expense and tax benefit for EA Core and EA.com is the same as consolidated tax expense. This presentation represents how management analyzes each segment of the business (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended March 31, 2000
                                                   ------------------------------------------------------------------------
                                                             EA Core                 Adjustments and
                                                      (excl. EA.com)     EA.com         Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for (benefit from)
    income taxes and minority interest                     $224,404     $(54,590)             $    -             $169,814
Provision for (benefit from) income taxes                    69,565      (16,923)                  -               52,642
                                                   ------------------------------------------------------------------------
Income (loss) before minority interest                      154,839      (37,667)                  -              117,172
Minority interest in consolidated joint venture                (421)           -                   -                 (421)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $154,418     $(37,667)             $    -             $116,751
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended March 31, 1999
                                                   ------------------------------------------------------------------------
                                                             EA Core                 Adjustments and
                                                      (excl. EA.com)      EA.com        Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for (benefit from)
    income taxes and minority interest                     $127,338      $(8,880)             $    -             $118,458
Provision for (benefit from) income taxes                    48,256       (2,842)                  -               45,414
                                                   ------------------------------------------------------------------------
Income (loss) before minority interest                       79,082       (6,038)                  -               73,044
Minority interest in consolidated joint venture                (172)           -                   -                 (172)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $ 78,910      $(6,038)             $    -             $ 72,872
===========================================================================================================================

Costs and Expenses, Interest and Other Income, Net, Income Taxes and Net Income for both EA Core and EA.com Segments

Cost of Goods Sold. Cost of goods sold as a percentage of revenues decreased in fiscal 2000 due to:

 o An increase in sales of higher margin PC titles as a percentage of revenues.

 o An increase in sales of higher margin AL co-published titles which make up a greater amount of total AL revenues for fiscal 2000 as compared to fiscal 1999.

 o       A decrease in sales of lower margin N64 titles.

 o Higher average margin for PC sales due to higher percentage of revenues from internally developed and Intellectual Property owned titles, such as Command & Conquer: Tiberian Sun, SimCity 3000 and The Sims.

 o Offset by a decrease, as a percentage of revenues, of PlayStation products.

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

Research and Development. The increase in absolute dollars by 28% for research and development expenses (excluding Network Development and Support) was due to:

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

Network Development and Support. The increase in network development and support expenses was due to increased EA.com spending for network infrastructure in preparation for new online products and the EA.com game site. In addition, we incurred higher infrastructure costs related to increased server capacity for Ultima Online, allowing EA.com to serve a higher number of active subscribers.

Charge for Acquired In-Process Technology.

Fiscal 2000:

 o In connection with the acquisition of Kesmai by EA.com in the fourth quarter of fiscal 2000, we allocated and expensed $3,869,000 of the purchase price to acquired in-process technology. Kesmai had various projects in progress at the time of the acquisition. As of the acquisition date, costs to complete Kesmai projects acquired were expected to be approximately $10,550,000 in future periods. During fiscal 2001, some of these development projects were completed and launched on the EA.com gamesites. In addition, as certain games are completed, we expect resources to be redirected to ongoing live game operations or to building the EA.com publishing platform. As a result, we do not anticipate incurring significant future development costs in relation to these projects after fiscal 2002. We believe there have been no significant changes to these estimates. We currently expect to complete the development of these projects at various dates through fiscal 2002 and to publish the projects upon completion. In conjunction with the merger of Kesmai, we accrued approximately $200,000 related to direct transaction and other related costs.

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

Amortization of Intangibles. The amortization of intangibles results primarily from the acquisitions of Westwood, Kesmai, ABC Software and other acquisitions made in fiscal 2000. Amortization of intangibles was $10,866,000 for EA Core and $1,123,000 for EA.com in fiscal 2000. For fiscal 1999, amortization of intangibles was $5,880,000 resulting from the acquisitions of Westwood and ABC Software by EA Core.

Interest and Other Income, Net. Interest and other income, net, increased in absolute dollars primarily due to realized gains on sales of marketable securities and the sale of our interest in an affiliate. Those gains were partially offset by a write-off of a note receivable from an affiliate in fiscal 2000 as well as a gain on sale of land recognized in fiscal 1999.

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

Net Income. In absolute dollars, reported net income increased by 60% primarily related to higher revenues and gross profits as compared to fiscal 1999. The increase was also due to significant one-time charges for acquired in-process technology in fiscal 1999. This was partially offset by higher costs incurred by EA.com for the development of online projects, the network infrastructure development and higher infrastructure costs for Ultima Online and Ultima Online:
The Second Age. Excluding the one-time charges relating to acquired in-process technology of $4,512,000, net of taxes, in fiscal 2000, net income would have been $121,263,000. Excluding the one-time charges relating to acquired in-process technology of $37,506,000, net of taxes in fiscal 1999, net income would have been $110,378,000.

Excluding one-time charges related to acquired in-process technology and goodwill amortization, net income would have been $129,535,000 for fiscal 2000. Excluding one-time charges relating to acquired in-process technology and goodwill amortization, net income would have been $114,376,000 for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

   As of March 31, 2001, our working capital was $478,701,000 compared to $440,021,000 at March 31, 2000. Cash, cash equivalents and short-term investments increased by $126,688,000 in fiscal 2001. We generated $193,939,000 of cash from operations, $102,628,000 of cash through the sale of equity securities under our stock plans, offset by $120,347,000 of cash used in capital expenditures in fiscal 2001. During fiscal 2001, we invested $43,333,000 in cash for the acquisition of Pogo.

   Reserves for bad debts and sales returns increased from $65,067,000 at March 31, 2000 to $89,833,000 at March 31, 2001. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

   Our principal source of liquidity is $466,492,000 in cash, cash equivalents and short-term investments and $10,022,000 in marketable securities. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements on both a short-term and long-term basis.

   Included in the amounts above is the following for the EA.com business:

      o With the exception of the proceeds from the sale of stock to AOL in fiscal 2000 in the amount of $20,000,000, to date, EA.com has been funded solely by Electronic Arts. This funding has been accounted for as capital contributions from Electronic Arts. Excess cash generated from operations is transferred to Electronic Arts, and has been accounted for as a return of capital. We anticipate these funding procedures will continue in the near-term. However, Electronic Arts
         may,  at  its  discretion,   provide  funds  to  EA.com  under  a  debt
         arrangement,   instead   of   treating   such   funding  as  a  capital
         contribution.

      o During fiscal 2001, EA.com used $132,210,000 of cash in operations (including payments to AOL of approximately $11,250,000), $68,887,000 in capital expenditures for computer equipment, network infrastructure, internal use software and related third party software, $43,333,000 for the acquisition of Pogo, gross of cash received of $762,000, offset by $245,141,000 provided through capital contributions from Electronic Arts. As a result of the net operating loss generated, we realized a tax benefit of approximately $47,586,000.

      o During fiscal 2000, EA.com used $68,329,000 of cash in operations (including payments to AOL of approximately $36,000,000), $37,605,000 in capital expenditures for computer equipment, network infrastructure, internal use software and related third party software, $1,499,000 for an investment in a 3rd party developer, $32,539,000 for the acquisition of Kesmai and another acquisition, offset by $140,410,000 provided through capital contributions from Electronic Arts. As a result of the net operating loss generated, we realized a tax benefit of approximately $16,923,000.

   EA.com is required to pay $50,000,000 to AOL as a carriage fee under the AOL agreement. Of this amount, $25,000,000 was paid upon signing the agreement and the remainder is due in four equal annual installments on the first four anniversaries of the initial payment. During fiscal 2001, the Company paid AOL the first annual carriage payment of $6,250,000. EA.com is also required to pay to AOL $31,000,000 as an advance of a minimum guaranteed revenue share for revenues generated by subscriptions and other certain commercial transactions on the EA.com site. Of this amount, $11,000,000 was paid upon signing of the agreement and the remainder is due in four equal annual installments on the first anniversary of the initial payment. During fiscal 2001, the Company paid AOL the first annual revenue share payment of $5,000,000.

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

   In April 2001, the Emerging Issues Task Force issued No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. The consensus should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. The Company is currently evaluating the impact of this consensus on its Statement of Operations.

--------------------------------------------------------------------------------

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

                   Risk Factors Relating to Our Core Business

Platform Transitions Such as the One Now Occurring Typically Depress the Market for Video Game Software Until New Platforms Achieve a Wide Market Acceptance

     When new video game platforms are announced or introduced into the market, consumers typically reduce their purchases of video games for current platforms in anticipation of new platforms being available. During that period, sales of our video game products can be expected to slow or even decline until new platforms have achieved a wide market and consumer acceptance. We are currently in such a transition. Sony shipped its PlayStation 2 product in Japan, North America and Europe in calendar year 2000. For the December quarter, manufacturing shortages, resulting in the delay of a significant number of shipments of PlayStation 2 units in North America and Europe, have adversely affected our results of operations. In addition, Nintendo announced that its new console system, Nintendo GameCube, will be released in calendar year 2001 in Japan and North America and in calendar year 2002 in Europe. Microsoft announced that its new console system, Xbox, will be released in calendar year 2001 in North America and Japan and calendar year 2002 in Europe. Delays in the launch or shortages of these platforms could also adversely affect our sales of products for these platforms. Current sales of our products for the existing PlayStation and Nintendo 64 platforms have been adversely affected (by the pending introduction of new platforms). We expect this trend to continue until one or more of these new consoles achieve a wide installed base of consumers.

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

     For example, the Sega Dreamcast console launched in Japan in early 1999 and in the United States in September of 1999. We have developed no products for this platform. Had this platform achieved wide market acceptance, our revenue growth would have been adversely affected. Similarly, we released a variety of products for the new Sony platform, the PlayStation 2. The shortages of PlayStation 2 units has adversely affected our results, and if that platform does not achieve wide acceptance by consumers, we will have spent a disproportionate amount of our resources for this platform. Similarly, we are developing products for the Xbox and Nintendo GameCube. If these platforms do not achieve wide commercial acceptance, our revenue growth will be adversely impacted.

Product Development Schedules Are Frequently Unreliable and Make Predicting Quarterly Results Difficult

     Product development schedules, particularly for new hardware platforms and high-end multimedia personal computers, or PCs, are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. For example, The World is Not Enough for the PlayStation 2 and EMPEROR: Battle for Dune for the PC, which were expected to ship in fiscal 2001 will not be released until fiscal 2002 due to development delays. Additionally, development risks for CD-ROM and DVD products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. Our revenues and earnings are dependent on our ability to meet our product release schedules, and our failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations for any individual quarter and the fiscal year.

Our Business Is Both Seasonal and Cyclical

     Our business is highly seasonal with a significant percentage of our revenues occurring in the December quarter. In our fiscal 2002, we expect these seasonal trends to be magnified by general industry factors, including the current platform transition, anticipated fall launches of the Xbox and Nintendo GameCube in North America and the economic slowdown in the United States. In addition, we are continuing to invest significantly in our online operation, EA.com. Our business is also cyclical; video game platforms have historically had a life cycle of four to six years, and decline as more advanced platforms are being introduced. As one group of platforms is reaching the end of its cycle and new platforms are emerging, buying patterns may change. Purchases of products for older platforms may slow at a faster rate than sales of new platforms. We are currently in such a platform transition. Sega introduced its latest platform in calendar year 1999, and Sony shipped its PlayStation 2 console in Japan, North America and Europe in calendar year 2000. Nintendo announced that its new console system, Nintendo GameCube, will be released in calendar year 2001 in Japan and North America and in calendar year 2002 in Europe. Microsoft announced that its new console system, Xbox, will be released in calendar year 2001. Sales of our current products for the current Nintendo and Sony platforms have already been adversely affected, and we expect this trend to continue.

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

Our Platform Licensors Are Our Chief Competitors and Frequently Control the Manufacturing of Our Video Game Products

     Our agreements with hardware licensors, which are also our chief competitors, typically give significant control to the licensor over the approval and manufacturing of our products. This fact could, in certain circumstances, leave us unable to get our products approved, manufactured and shipped to customers. In most events, control of the approval and manufacturing process by the platform licensors increases both our manufacturing lead times and costs as compared to those we can achieve independently. For example, in prior years, we experienced delays in obtaining approvals for and manufacturing of PlayStation products which caused delays in shipping those products. The potential for additional delay or refusal to approve or manufacture our products continues with our platform licensors. Such occurrences would harm our business and adversely affect our financial performance. Additionally, we have not negotiated a publishing agreement with Nintendo for the Nintendo GameCube platform and we do not know whether the terms of this agreement will be favorable.

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

We Have Very Limited Experience with Online Games and May Not Be Able To Operate This Business Effectively

     Offering games solely for online play is a substantial departure from our traditional business of selling packaged software games. We have employed various pricing models, including subscription fees, "pay to play fees" and advertising. We have very little experience with developing optimal pricing strategies for online games and no experience in "pay to play" pricing or in securing advertising revenues for online services. Similarly, we are inexperienced in predicting usage patterns for our games. Because of our inexperience in this area, we may not be effective in achieving success that may otherwise be attainable from offering our games online.

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

Development of EA.com's Business Will Require Significant Capital, and We Cannot Be Assured That It Will Be Available

     EA.com will not be successful if it does not receive the very substantial financing that will be required to develop its business. Electronic Arts has agreed to provide a limited amount of funding to EA.com, but this financing alone may not be sufficient for the development of EA.com's business. Any additional funding that is obtained from EA may either be treated as a revolving credit advance or would increase EA's retained interest in EA.com and correspondingly decrease the interest of the holders of outstanding shares of Class B common stock. The attraction of additional equity or debt financing for EA.com from third parties may not be possible or may only be possible on terms that result in significant dilution to Class A and Class B common stockholders or interest or other costs and debt-related restrictions on the operation of the business. To date, nearly all funding (except warrants and cash from revenues) has been provided by EA.

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

We Invest Very Heavily in Research and Development and Network Technology and Operations for EA.com, and We Cannot Be Assured That We Will Achieve Revenues That Validate This Level of Spending

      We have invested, and expect to continue to invest, very heavily in research and development and network technology and operations for our website and online games. We will need to expand EA.com's revenues substantially for it to achieve profitability with these levels of expenditure being required, and we may not be able to do so. If we cannot increase revenues to profitable levels, the value of EA.com will be impaired. In order to develop the broad game offerings that we envision for our online operations it will be necessary to engage in significant developmental efforts both to adapt existing EA games to the online format and to create new online games. Our agreements with AOL require us to maintain a substantial commitment to online game development and we cannot be assured that we will realize acceptable returns from this investment.

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

Foreign Sales and Currency Fluctuations

     For the twelve months ended March 31, 2001 international net revenues comprised 37% of total consolidated net revenues. For the fiscal year ended March 31, 2000 international net revenues comprised 40% of total consolidated net revenues. We expect foreign sales to continue to account for a significant and growing portion of our revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. While we hedge against foreign currency fluctuations, we cannot control translation issues. For example, our European revenues in fiscal 2001 were adversely impacted by a devaluation of the Euro and British Pound as compared to the prior year. The devaluation had an adverse effect for the year on our sales and net income. Any of these factors may significantly harm our business.

Increased Difficulties in Forecasting Results

      During platform transition periods, where the success of our products is significantly impacted by the changing market for our products, forecasting our revenues and earnings is more difficult than in more stable or rising product markets. The demand for our products may decline during a transition faster than we anticipate, negatively impacting both revenues and earnings. At launch, Sony shipped only half of the number of PlayStation 2 units to retail in North America than it had originally planned, and it shipped significantly fewer units than planned at launch in Europe as well. Shortages were announced as being caused by shortages of components for manufacturing. Due to these shortages, our results of operations for fiscal 2001 have been adversely affected. Consequently, depending on the number and the timing of units actually available, these shortages may adversely impact our sales of PlayStation 2 products in fiscal 2002.

We cannot predict the impact of recent actions and comments by the Securities and Exchange Commission (SEC) and FASB

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

Fluctuations in Stock Price

      Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of our common stock in any given period. As a result of the factors discussed in this report and other factors that may arise in the future, the market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to us, to changes in analysts' earnings estimates, or to factors affecting the computer, software, Internet, entertainment, media or electronics businesses or the securities markets in general. For example, during fiscal year 2001, the price per share of our Class A common stock ranged from $26.59 to $56.13.

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

Foreign Currency Exchange Rate Risk

We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, thereby, limiting our risk. Gains and losses on foreign exchange contracts are reflected in the income statement. At March 31, 2001, we had foreign exchange contracts, all with maturities of less than nine months to purchase and sell approximately $279,415,000 in foreign currencies, primarily British Pounds, European Currency Units ("Euro"), Canadian Dollars, Japanese Yen and other currencies.

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

The following table below provides information about our foreign currency forward exchange contracts at March 31, 2001. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value.


--------------------- ----------------- ------------ -----------------
                                          Weighted-
                                            Average
                              Contract     Contract
                                Amount         Rate      Fair Value
--------------------- ----------------- ------------ -----------------
                        (in thousands)                 (in thousands)
Foreign currency
to be sold under
contract:
  British Pound               $155,842       1.4483            $3,477
  Euro                          45,718       0.8792               120
  Canadian Dollar               21,942       1.5267               687
  Japanese Yen                  11,854     119.7900               611
  Swedish Krona                  4,521      10.3969                 7
  South African Rand             4,312       8.1159               (56)
  Norwegian Krone                1,518       9.2235                (8)
  Australian Dollar              1,284       0.4937                21
  Danish Krone                     941       8.5009                 -
--------------------- ----------------- ------------ -----------------
Total                         $247,932                         $4,859
--------------------- ----------------- ------------ -----------------

Foreign currency
to be purchased
under contract:
  British Pound               $ 31,483       1.4160            $  (34)
--------------------- ----------------- ------------ -----------------
Total                         $ 31,483                         $  (34)
--------------------- ----------------- ------------ -----------------

--------------------- ----------------- ------------ -----------------
Grand total                   $279,415                         $4,825
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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. At March 31, 2001, our cash equivalents, short-term and long-term investments included debt securities of $404,696,000. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The table below presents the amounts and related weighted average interest rates of our investment portfolio at March 31, 2001:

----------------------  -------------   ------------  -------------
                              Average
                        Interest Rate           Cost     Fair Value
----------------------  -------------   ------------  -------------
                                      (Dollars in thousands)
Cash equivalents(1)
    Fixed rate                  5.16%       $ 91,879       $ 91,879
    Variable rate               5.12%       $257,737       $257,737
Short-term
investments(1)(2)
    Fixed rate                  3.93%       $ 46,346       $ 46,680
    Variable rate               0.00%       $      -       $      -
Long-term
investments(1)
    Fixed rate                  0.00%       $      -       $      -
    Variable rate               6.35%       $  8,400       $  8,601
----------------------- ------------------ ------------ -------------


(1) See definition in note 1 of the Notes to the Consolidated Financial Statements.

(2) Maturity dates for short-term investments range from 3 months to 16 months.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages 46 through 73.


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Electronic Arts Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


Mountain View, California                                              KPMG LLP
May 4, 2001

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
As of March 31,                                                                          2001           2000
---------------------------------------------------------------------------------  -----------    -----------
ASSETS
Current assets:
   Cash, cash equivalents and short-term investments                              $   466,492    $   339,804
   Marketable securities                                                               10,022            236
   Receivables, less allowances of $89,833 and $65,067, respectively                  174,449        234,087
   Inventories, net                                                                    15,686         22,986
   Other current assets                                                               152,078        108,210
                                                                                  -----------    -----------
     Total current assets                                                             818,727        705,323

Property and equipment, net                                                           337,199        285,466
Long-term investments                                                                   8,400          8,400
Investment in affiliates                                                               19,052         22,601
Goodwill and other intangibles, net                                                   136,764        117,236
Other assets                                                                           58,776         53,286
                                                                                  -----------    -----------
                                                                                  $ 1,378,918    $ 1,192,312
                                                                                  ===========    ===========
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $    73,061    $    97,703
   Accrued and other liabilities                                                      266,965        167,599
                                                                                  -----------    -----------
     Total current liabilities                                                        340,026        265,302

Minority interest in consolidated joint venture                                         4,545          3,617

Stockholders' equity:
   Preferred stock, $0.01 par value.  Authorized 10,000,000 shares                       --             --
   Common stock
      Class A common stock, $0.01 par value.  Authorized 400,000,000 shares;
        issued and outstanding 134,714,464 and 128,869,088 shares, respectively         1,347          1,288
      Class B common stock, $0.01 par value. Authorized 100,000,000 shares;
      Issued and outstanding 6,250,000 and 6,000,000 shares, respectively                  63             60
   Paid-in capital                                                                    540,354        412,038
   Retained earnings                                                                  505,286        516,368
   Accumulated other comprehensive loss                                               (12,703)        (6,361)
                                                                                  -----------    -----------
     Total stockholders' equity                                                     1,034,347        923,393
                                                                                  -----------    -----------
                                                                                  $ 1,378,918    $ 1,192,312
                                                                                  ===========    ===========

See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
Years Ended March 31,                                         2001           2000           1999
------------------------------------------------------ -----------    -----------    -----------
Net revenues                                           $ 1,322,273    $ 1,420,011    $ 1,221,863
Cost of goods sold                                         652,242        704,702        627,589
                                                       -----------    -----------    -----------
   Gross profit                                            670,031        715,309        594,274
Operating expenses:
   Marketing and sales                                     185,336        188,611        163,407
   General and administrative                              104,041         92,418         76,219
   Research and development                                388,928        261,966        199,375
   Amortization of intangibles                              19,323         11,989          5,880
   Charge for acquired in-process technology                 2,719          6,539         44,115
                                                       -----------    -----------    -----------
     Total operating expenses                              700,347        561,523        488,996
                                                       -----------    -----------    -----------
     Operating income (loss)                               (30,316)       153,786        105,278
Interest and other income, net                              16,886         16,028         13,180
                                                       -----------    -----------    -----------
   Income (loss) before provision for (benefit from)
   income taxes and minority interest                      (13,430)       169,814        118,458
Provision for (benefit from) income taxes                   (4,163)        52,642         45,414
                                                       -----------    -----------    -----------
   Income (loss) before minority interest                   (9,267)       117,172         73,044
Minority interest in consolidated joint venture             (1,815)          (421)          (172)
                                                       -----------    -----------    -----------
     Net income (loss)                                 $   (11,082)   $   116,751    $    72,872
                                                       ===========    ===========    ===========
Net income per share:
   Basic                                                       N/A    $      0.93    $      0.60
   Diluted                                                     N/A    $      0.88    $      0.58
Number of shares used in computation:
   Basic                                                       N/A        125,660        121,495
   Diluted                                                     N/A        132,742        126,545

Class A common stock:
Net income (loss):
   Basic                                               $    11,944            N/A            N/A
   Diluted                                             $   (11,082)           N/A            N/A
Net income (loss) per share:
    Basic                                              $      0.09            N/A            N/A
    Diluted                                            $     (0.08)           N/A            N/A
Number of shares used in computation:
   Basic                                                   131,404            N/A            N/A
   Diluted                                                 132,056            N/A            N/A

Class B common stock:
Net loss, net of retained interest in EA.com           $   (23,026)           N/A            N/A
Net loss per share:
   Basic                                               $     (3.83)           N/A            N/A
   Diluted                                             $     (3.83)           N/A            N/A
Number of shares used in computation:
   Basic                                                     6,015            N/A            N/A
   Diluted                                                   6,015            N/A            N/A

See accompanying notes to consolidated financial statements, including segment information in note 19.

ELECTRONIC ARTS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended March 31, 2001, 2000 and 1999
(In thousands)
                               Class A            Class B                               Accumulated
                             Common Stock      Common Stock                                Other        Treasury Stock
                          ------------------- ------------------  Paid-In    Retained  Comprehensive   -------------------
                           Shares     Amount  Shares     Amount   Capital    Earnings       Loss       Shares    Amount       Total
------------------------- -------- ---------- ------- ---------- --------- ----------- --------------- ------- --------- -----------
Balances at March 31,
   1998                   120,319     $1,203       -        $ -  $233,693    $330,540         $(1,468)      -    $    -    $563,968
Net income                                                                     72,872                                        72,872
 Change in unrealized
   appreciation of
   investments, net                                                                             2,533                         2,533
Reclassification
   adjustment for gains
   realized in net
   income, net                                                                                   (989)                         (989)
Translation adjustment                                                                         (2,643)                       (2,643)
                                                                                                                         -----------
Comprehensive income
                                                                                                                             71,773
Proceeds from sales of
   shares through stock
   plans                    2,265         23                       27,779      (1,300)                    200      4,075     30,577
Purchase of treasury
   stock                                                                                                 (446)    (9,001)    (9,001)
Tax benefit related to
   stock options                                                    5,614                                                     5,614
                          -------- ---------- ------- ---------- --------- ----------- --------------- ------- --------- -----------
Balances at March 31,
   1999                   122,584      1,226       -          -   267,086     402,112          (2,567)   (246)    (4,926)   662,931
Net income                                                                    116,751                                       116,751
 Change in unrealized
   appreciation of
   investments, net                                                                             1,739                         1,739
Reclassification
   adjustment for gains
   realized in net
   income, net                                                                                 (5,194)                       (5,194)
Translation adjustment                                                                           (339)                         (339)
                                                                                                                         -----------
Comprehensive income
                                                                                                                            112,957
Proceeds from sales of
   shares through stock
   plans                    6,285         62                       83,096      (2,495)                    246      4,926     85,589
Issuance of Class B
   common stock                                6,000         60    27,993                                                    28,053
Issuance of Class B
   stock warrant                                                    1,300                                                     1,300
Tax benefit related to
   stock options                                                   32,563                                                    32,563
                          -------- ---------- ------- ---------- --------- ----------- --------------- ------- --------- -----------
Balances at March 31,
   2000                   128,869      1,288   6,000         60   412,038     516,368          (6,361)      -         -     923,393
                          ======== ========== ======= ========== ========= =========== =============== ======= ========= ===========

ELECTRONIC ARTS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

Years Ended March 31, 2001, 2000 and 1999
(In thousands)
                               Class A            Class B                            Accumulated
                             Common Stock      Common Stock                             Other           Treasury Stock
                          ----------------------------------- Paid-In    Retained    Comprehensive    --------------------
                           Shares   Amount  Shares   Amount   Capital    Earnings       Loss        Shares     Amount        Total
------------------------- -------- -------- ------- -------- --------- ----------- -------------- --------- ---------- ------------
Balances at March 31,
   2000                   128,869    1,288   6,000       60   412,038     516,368        (6,361)         -          -      923,393
Net loss                                                                  (11,082)                                         (11,082)
 Change in unrealized
   appreciation of
   investments, net                                                                       3,097                              3,097
Reclassification
   adjustment for gains
   realized in net
   income, net                                                                                -                                  -
Translation adjustment                                                                   (9,439)                            (9,439)
                                                                                                                       ------------
Comprehensive loss                                                                                                         (17,424)
Proceeds from sales of
   shares through stock
   plans                    5,845       59                    101,937                                                      101,996
Issuance of Class B
   common stock                                250        3     2,247                                                        2,250
Notes receivable in
   connection with
   issuance of Class B
   stock                                                       (1,618)                                                      (1,618)
Tax benefit related to
   stock options                                               25,750                                                       25,750
                          -------- -------- ------- -------- --------- ----------- -------------- --------- ---------- ------------
Balances at March 31,
   2001                   134,714   $1,347   6,250      $63  $540,354    $505,286      $(12,703)         -     $    -   $1,034,347
                          ======== ======== ======= ======== ========  =========== ============== ========= ========== ============

See accompanying notes to consolidated financial statements.

ELECTRONIC ARTS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

     (In thousands)
     Years Ended March 31,                                                           2001         2000         1999
------------------------------------------------------------------------------- ---------    ---------    ---------
OPERATING ACTIVITIES
Net income (loss)                                                               $ (11,082)   $ 116,751    $  72,872
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Minority interest in consolidated joint venture                                  1,815          421          172
   Equity in net (income) loss of affiliates                                         (820)      (1,138)         155
   Gain on sale of affiliate                                                         (214)        (842)           -
   Depreciation and amortization                                                   69,668       46,725       40,461
   Carriage fee amortization                                                        8,933            -            -
   Loss on sale of fixed assets                                                     1,992           31          729
   Gain on sale of marketable securities                                                -       (7,528)      (1,454)
   Provision for doubtful accounts                                                  7,541        6,714        6,027
   Charge for acquired in-process technology                                        2,719        6,539       44,115
   Tax benefit from exercise of stock options                                      25,750       32,563        5,614
   Change in assets and liabilities, net of acquisitions:
     Receivables                                                                   53,775      (77,779)     (11,702)
     Inventories                                                                    7,300         (579)       1,282
     Other assets                                                                  (4,238)     (69,727)     (24,266)
     Accounts payable                                                             (27,476)      29,673        1,622
     Accrued and other liabilities                                                 91,356       (6,919)      32,797
     Deferred income taxes                                                        (33,080)       2,994      (12,042)
                                                                                ---------    ---------    ---------
        Net cash provided by operating activities                                 193,939       77,899      156,382
                                                                                ---------    ---------    ---------
INVESTING ACTIVITIES
   Proceeds from sale of property and equipment                                     4,134          444        8,281
   Proceeds from sales of marketable securities, net                                    -        8,598        1,818
   Proceeds from sale of affiliate                                                      -        8,842            -
   Capital expenditures                                                          (120,347)    (134,884)    (115,820)
   Investment in affiliates, net                                                    1,662       (4,099)      (5,478)
   Purchase of marketable securities                                               (2,479)           -            -
   Proceeds from maturity of securities                                                 -            -       17,306
   Change in short-term investments, net                                           46,907      (13,860)      76,755
   Acquisition of Pogo Corporation, net of cash acquired                          (42,571)           -            -
   Acquisition of Westwood Studios, Inc.                                                -            -     (122,688)
   Acquisition of Kesmai                                                                -      (22,500)           -
   Acquisition of other subsidiaries, net of cash acquired                              -      (22,096)     (11,805)
                                                                                ---------    ---------    ---------
       Net cash used in investing activities                                     (112,694)    (179,555)    (151,631)
                                                                                ---------    ---------    ---------
FINANCING ACTIVITIES
   Proceeds from sales of Class A shares through employee
        stock plans and other plans                                               101,996       85,589       30,577
   Proceeds from sales of Class B shares and stock warrants                           632       20,000            -
   Purchase of treasury shares                                                          -            -       (9,001)
   Proceeds from minority interest investment in consolidated joint venture             -            -        2,109
                                                                                ---------    ---------    ---------
       Net cash provided by financing activities                                  102,628      105,589       23,685
                                                                                ---------    ---------    ---------

Translation adjustment                                                            (10,326)         124       (2,191)
                                                                                ---------    ---------    ---------
Increase in cash and cash equivalents                                             173,547        4,057       26,245
Beginning cash and cash equivalents                                               246,265      242,208      215,963
                                                                                ---------    ---------    ---------
Ending cash and cash equivalents                                                  419,812      246,265      242,208
Short-term investments                                                             46,680       93,539       70,614
                                                                                ---------    ---------    ---------
Ending cash, cash equivalents and short-term investments                        $ 466,492    $ 339,804    $ 312,822
                                                                                =========    =========    =========

Supplemental cash flow information:
   Cash paid during the year for income taxes                                   $  13,556    $  15,525    $  43,050
                                                                                =========    =========    =========
Non-cash investing activities:
   Class B common stock issued in connection with the Kesmai acquisition        $       -    $   9,353    $       -
   Change in unrealized appreciation of investments and marketable securities   $   4,488    $  (5,008)   $   1,805
                                                                                =========    =========    =========

See accompanying notes to consolidated financial statements

ELECTRONIC ARTS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001, 2000 and 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements of Electronic Arts Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") follows:

(a) Consolidation

The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)  Fiscal Year

The Company's fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to March 31 in each year. The results of operations for fiscal 2001 contain 53 weeks. The results of operations for fiscal 2000 and 1999 contain 52 weeks. For clarity of presentation herein, all fiscal periods are treated as ending on a calendar month end.

(c)  Revenue Recognition

The Company's revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Modification of SOP 97-2, With Respect to Certain Transactions",which provide guidance on generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements. The Company has adopted the provisions of these SOPs as of April 1, 1998. The adoption has, in certain circumstances, resulted in the deferral of certain revenues associated with the Company's sales promotions and products with multiple deliverable elements. Neither the changes in certain business practices nor the deferral of certain revenues have resulted in a material impact on the Company's operating results, financial position or cash flows for the fiscal year ended March 31, 2001. Total deferred revenue at March 31, 2001 and 2000 was $16,967,000, and $1,847,000, respectively.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The adoption of SAB 101 did not have a material impact on the Company's financial position and results of operations.

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

Advertising Revenues: Advertising revenues are derived principally from the sale of banner and in-game advertisements. Banner and in-game advertising is typically generated from contracts in which either the Company or AOL provides a minimum number of impressions over the term of the agreed upon commitment.
Revenue is recognized as the impressions are delivered, provided that no significant obligations remain and collection of the related receivable is probable. Advertising revenue generated on the AOL Games Channel is recorded net of the applicable revenue share owed to AOL under the AOL agreement (see note
5).

Software Licenses: For those agreements which provide the customers the right to multiple copies in exchange for guaranteed minimum royalty amounts, revenue is recognized at delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned.

Revenue from the licensing of software was $18,944,000, $21,704,000 and $17,788,000 for the fiscal years ended March 31, 2001, 2000, and 1999, respectively.

(d)  Cash and Investments

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

The Company accounts for investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", ("SFAS 115"). The Company's policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. Management determines the appropriate classification of its debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities classified as held-to-maturity are carried at amortized cost, which is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Debt securities, not classified as held-to-maturity, are classified as available-for-sale and are stated at fair value. Securities sold are based on the specific identification method.

(e)  Prepaid Royalties

Prepaid royalties consist primarily of prepayments for manufacturing royalties, original equipment manufacturer (OEM) fees and license fees paid to celebrities and professional sports organizations for use of their trade name. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual or effective royalty rate as cost of goods sold based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly and charges to the Statement of Operations any amounts that management deems unlikely to be realized through product sales. Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year. The current portion of prepaid royalties, included in other current assets, was $46,264,000 and $54,970,000 at March 31, 2001 and 2000, respectively. The long-term portion of prepaid royalties, included in other assets, was $9,664,000 and $11,373,000 at March 31, 2001 and 2000, respectively.

(f)  Software Development Costs

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

(g)  Inventories

Inventories are stated at the lower of cost or market. Inventories at March 31, 2001 and 2000 consisted of:

--------------------------------------------------------------------------------
                                                              2001          2000
--------------------------------------------------------------------------------
                                                               (in thousands)

Raw materials and work in process                          $   976       $   920
Finished goods                                              14,710        22,066
--------------------------------------------------------------------------------
                                                           $15,686       $22,986
--------------------------------------------------------------------------------

(h) Advertising Costs

The Company generally expenses advertising costs as incurred, except for production costs associated with media campaigns which are deferred and charged to expense at the first run of the ad. Cooperative advertising with distributors and retailers is accrued when revenue is recognized. Cooperative advertising credits are reimbursed when qualifying claims are submitted. For the fiscal years ended March 31, 2001, 2000 and 1999, advertising expenses totaled approximately $75,429,000, $87,377,000 and $72,437,000, respectively.

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

Under the provisions of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. Capitalized costs associated with internal-use software amounted to $74,684,000 at March 31, 2001, of which $60,754,000 is being depreciated on a straight-line basis over each project's estimated useful life.

(j) Intangible Assets

Intangible assets net of accumulated amortization at March 31, 2001 and 2000, of $136,764,000, and $117,236,000, respectively, include goodwill, costs of obtaining product technology and noncompete covenants which are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years. Amortization expense for fiscal years ended March 31, 2001,  2000 and 1999 was  $19,323,000,  $11,989,000
and $5,880,000, respectively. The Company assesses the recoverability of goodwill by determining whether the carried value of the assets may be recovered through estimated future undiscounted net cash flows.

(k)  Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company records a valuation allowance to reduce tax assets to an amount whose realization is more likely than not.

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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Included in interest and other income in the statements of operations are foreign currency transaction losses of $888,000, $1,781,000 and $1,168,000, for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

(m)  Net Income (Loss) Per Share

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

Net income (loss) per share was calculated on a consolidated basis until Class A common stock and Class B common stock were created as a result of the approval of the Tracking Stock Proposal (see note 2). Net income (loss) per share is computed individually for Class A common stock and Class B common stock. Please see the discussion regarding segment reporting in the MD&A.

(In thousands, except for per share amounts):
------------------------- ---------------------------------------
                                Year Ended March 31, 2001
                            Class A      Class A
                            common       common
                            stock-       stock-       Class B
                             Basic       Diluted    common stock
------------------------- ------------ ------------ -------------
Net income (loss)
before retained
interest in EA.com           $142,422    $(11,082)    $(153,504)
Net loss related to
retained interest in
EA.com                       (130,478)          -       130,478
------------------------- ------------ ------------ -------------
Net income (loss)            $ 11,944    $(11,082)    $ (23,026)
------------------------- ------------ ------------ -------------

Shares used to compute
net income (loss)
per share:
Weighted-average
   common shares              131,404     131,404         6,015
Dilutive stock
equivalents                         -         652             -
------------------------- ------------ ------------ -------------
Dilutive potential
   common shares              131,404     132,056         6,015
------------------------- ------------ ------------ -------------

Net income (loss) per share:
  Basic                         $0.09         N/A        $(3.83)
  Diluted                         N/A      $(0.08)       $(3.83)


(In thousands, except for per share amounts):
----------------------------- -------------------------
                               Years Ended March 31,
                                     2000         1999
----------------------------- ------------ ------------
Net income                       $116,751      $72,872
----------------------------- ------------ ------------

Shares used to compute net
income per share:
Weighted-average
   common shares                  125,660      121,495
Dilutive stock equivalents
                                    7,082        5,050
----------------------------- ------------ ------------
Dilutive potential common
   shares                         132,742      126,545
----------------------------- ------------ ------------

Net income per share:
  Basic                             $0.93        $0.60
  Diluted                           $0.88        $0.58

The Diluted EPS calculation for Class A common stock, presented above, includes the potential dilution from the conversion of Class B common stock to Class A common stock in the event that the initial public offering for Class B common stock does not occur. Net loss used for the calculation of Diluted EPS for Class A common stock is $11,082,000 for the fiscal year ended March 31, 2001. This net loss includes the remaining 15% interest in EA.com, which is directly attributable to outstanding Class B shares owned by third parties, which would be included in the Class A common stock EPS calculation in the event that the initial public offering for Class B common stock does not occur.

Due to the net loss attributable for the twelve months ended March 31, 2001 on a diluted basis to Class A Stockholders, stock options have been excluded from the Diluted EPS calculation. Had net income been reported for this period, an additional 5,971,000 shares would have been added to diluted potential common shares for Class A common stock for the twelve months ended March 31, 2001.

Due to the net loss attributable for the twelve months ended March 31, 2001 on a diluted basis to Class B Stockholders, stock options have been excluded from the Diluted EPS calculation. Had net income been reported for this period, an additional 472,000 shares would have been added to diluted potential common shares for Class B common stock for the twelve months ended March 31, 2001.

Excluded from the above computation of weighted-average shares for Class A diluted EPS for the fiscal years ended March 31, 2001, 2000 and 1999 were options to purchase 2,705,000, 229,000 and 645,000 shares of common stock, respectively, as the options' exercise price was greater than the average market price of the common shares. For the fiscal year ended March 31, 2001, the weighted-average exercise price of the respective options was $48.63. Class B common stock, authorized on March 22, 2000, was excluded from the Company's calculations of basic and diluted EPS because its impact on the calculations was immaterial for the fiscal year ended March 31, 2000.

(n)  Employee Benefits

The Company has a 401(k) Plan covering substantially all of its U.S. employees. The 401(k) Plan permits the Company to make discretionary contributions to employees' accounts based on the Company's financial performance. The Company contributed $1,127,000, $1,799,000 and $2,092,000 to the Plan in fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

(o)  Stock-based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No.
25)" ("FIN 44"). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

(p) Impact of Recently Issued Accounting Standards

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

In April 2001, the Emerging Issues Task Force issued No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. The consensus should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. The Company is currently evaluating the impact of this consensus on its Statement of Operations.

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

(r)  Reclassifications

Certain amounts have been reclassified to conform to fiscal 2001 presentation.

(s) Long-Lived Assets

The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

(2) TRACKING STOCK

On March 22, 2000, the stockholders of Electronic Arts authorized the issuance of a new series of common stock, designated as Class B common stock ("Tracking Stock"). The Tracking Stock is intended to reflect the performance of Electronic Arts' online and e-Commerce division ("EA.com"). As a result of the approval of the Tracking Stock Proposal, Electronic Arts' existing common stock has been re-classified as Class A common stock ("Class A Stock") and that stock reflects the performance of Electronic Arts' other businesses ("EA Core").

(3) FINANCIAL INSTRUMENTS

(a)      Cash and Investments

------------------------------------- ---------------------------
                                               As of March 31,
                                              2001          2000
------------------------------------- ------------- -------------
                                                (in thousands)
Cash and cash equivalents:
   Cash                                   $ 70,196      $153,436
   Money market funds                      250,182        11,503
   Municipal securities                     91,879        81,326
   Commercial paper                          7,555             -
------------------------------------- ------------- -------------
   Cash and cash equivalents               419,812       246,265
------------------------------------- ------------- -------------
Short-term investments:
   Available-for-sale
    Municipal securities                    42,604        76,513
    Corporate bonds                          4,076         3,013
    U.S. Agency bonds                            -         4,013
   Held-to-maturity
    U.S. Treasury securities                     -        10,000
------------------------------------- ------------- -------------
   Short-term investments                   46,680        93,539
------------------------------------- ------------- -------------
Cash, cash equivalents and short-
   term investments                       $466,492      $339,804
------------------------------------- ------------- -------------

------------------------------------- ------------- -------------
Long-term investments:
   U.S. Treasury securities               $  8,400      $  8,400
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

The fair value of held-to-maturity securities at March 31, 2001 was $8,601,000 which included gross unrealized gains of $201,000. The fair value of held-to-maturity securities at March 31, 2000 was $18,162,000 which included gross unrealized losses of $238,000.

(b)  Marketable Securities

Marketable securities are comprised of equity securities. The Company has accounted for investments in equity securities as "available-for-sale" and has stated applicable investments at fair value, with net unrealized appreciation reported as a separate component of accumulated other comprehensive income
(loss) in stockholders' equity. Marketable securities had an aggregate cost of $7,066,000 and $15,000 at March 31, 2001 and 2000, respectively. At March 31,
2001,  marketable  securities included gross unrealized gains of $2,956,000.  At
March 31, 2000, marketable securities included gross unrealized gains of $221,000.

There were no sales of marketable securities in fiscal year 2001. For the fiscal year ended March 31, 2000, the fair value of marketable securities sold was $8,604,000. The gross realized gains from these sales totaled $7,528,000. The gain on sale of investments is based on the specific identification method.

(c)  Foreign Currency Forward Exchange Contracts

The Company utilizes foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, thereby limiting our risk. The Company does not use forward exchange contracts for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying transactions. Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on currency forward contracts that are designated and effective as hedges of firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. The Company transacts business in various foreign currencies. At March 31, 2001, the Company had foreign exchange contracts, all with maturities of less than seven months, to purchase and sell approximately $279,415,000 in foreign currencies, primarily in British Pounds, Euro, Canadian Dollars, Japanese Yen and other European currencies.

Fair value represents the difference in value of the contracts at the spot rate and the forward rate, plus the unamortized premium or discount. At March 31, 2001, fair value of these contracts is $4,825,000. The counterparties to these contracts are substantial and creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding our efforts to manage foreign exchange risk, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

(4)  COMMITMENTS

The Company leases certain of its current facilities and certain equipment under non-cancelable capital and operating lease agreements. The Company is required to pay property taxes, insurance and normal maintenance costs for certain of its facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Company's facilities.

In February 1995, the Company entered into a master operating lease, as subsequently amended, for the purchase of land and construction of three buildings and a parking structure in Redwood City, California. The initial term of the lease is for a period of three years from November 30, 1998. Monthly lease payments are based upon the London InterBank Offered Rate. The Company has the option to purchase the property for the unamortized financed balance at any time after the non-cancelable lease term, or it may terminate the lease at any time after the non-cancelable term by arranging a third party sale or by making a termination payment. Should the Company elect to terminate the lease, it will guarantee a residual value of up to 85% of the unamortized value of the property. As part of the agreement, the Company must also comply with certain financial covenants.

In December 2000, the Company entered into a second operating lease for the construction and occupation of two buildings and a parking structure to be constructed in Redwood City, California. The initial term of the lease is for a period of five years from December 8, 2000. Monthly lease payments are based upon the Commercial Paper Rate and the London InterBank Offered Rate. The Company has the option to purchase the property for the unamortized financed balance at any time after the non-cancelable lease term, or it may terminate the lease at any time after the non-cancelable term by arranging a third party sale or by making a termination payment. Should the Company elect to terminate the lease, it will guarantee a residual value of up to 85% of the unamortized value of the property. As part of the agreement, the Company must also comply with certain financial covenants.

Total future minimum lease commitments as of March 31, 2001 are:

--------------------------------------- ------------------
Year Ended March 31,                     (in thousands)
   2002                                           $20,905
   2003                                            13,887
   2004                                            10,542
   2005                                             8,279
   2006                                             7,874
   Thereafter                                      16,526
--------------------------------------- ------------------
                                                  $78,013
--------------------------------------- ------------------

Total rent expense for all operating leases was $27,526,000, $23,591,000 and $19,480,000, for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

(5) AMERICA ONLINE, INC. ("AOL") AGREEMENT

In November 1999, Electronic Arts Inc., EA.com and AOL entered into a five year agreement which establishes the basis for EA.com's production of a games site on the world wide web that will be available to AOL subscribers and to users of other branded AOL properties.

The Company is required to pay $50,000,000 to AOL as a carriage fee under the AOL agreement. Of this amount, $25,000,000 was paid upon signing the agreement and the remainder is due in four equal installments on the first four anniversaries of the initial payment. During fiscal 2001, the Company paid AOL the first annual carriage payment of $6,250,000. The Company is also required to pay to AOL $31,000,000 as an advance of a minimum guaranteed revenue share for revenues generated by subscriptions and other certain commercial transactions on the EA.com site. Of this amount $11,000,000 was paid upon signing of the agreement and the remainder is due in four equal annual installments on the first anniversary of the initial payment. During fiscal 2001, the Company paid AOL the first annual revenue share payment of $5,000,000. The fair value of the payments made under the AOL agreement was determined by an independent valuation and the resulting amounts are being amortized (beginning with the site launch) over the remaining term of the five-year agreement. Advances of $41,462,000 and $35,395,000 are included in other long-term assets as of March 31, 2001 and 2000, respectively.

The Company also committed to spend $15,000,000 in offline media advertisements promoting its games on AOL during the term of the agreement.

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

AOL Exchange Rights

AOL may exchange their Class B common stock shares for a number of Class A common stock based on the ratio of per share price paid by AOL for the Class B stock relative to $41.89. As of March 31, 2001, none of the AOL shares have been exchanged for Class A common stock.

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

(8)  STOCK SPLIT

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


(9)  PREFERRED STOCK

At March 31, 2001 and 2000, the Company had 10,000,000 shares of Preferred Stock authorized but unissued. The rights, preferences, and restrictions of the Preferred Stock may be designated by the Board of Directors without further action by the Company's stockholders.

(10) TREASURY STOCK

In February 1999, the Board of Directors approved a plan to purchase up to two million shares of the Company's common stock. For the years ended March 31, 2001 and 2000, the Company did not repurchase shares. For the year ended March 31, 1999, the Company repurchased 446,000 shares for approximately $9,001,000 under this program. For the fiscal year ended March 31, 2001, there were no shares reissued under the Company's Stock Plans. For the fiscal year ended March 31, 2000, 246,000 shares were reissued under the Company's Stock Plans. For the fiscal year ended March 31, 1999, 200,000 shares were reissued under the Company's Stock Plans.

When treasury shares were reissued, any excess of the average acquisition cost of the shares over the proceeds from reissuance was charged to retained earnings.

 (11) STOCK PLANS

(a)  Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan program whereby eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares at 85% of the lower of the fair market value of the Class A Common Stock on the date of commencement of the offering or on the last day of the six-month purchase period. The program commenced in September 1991. In fiscal 2001, 350,164 shares were purchased by the Company and distributed to employees at prices ranging from $29.14 to $42.50. In fiscal 2000, 491,046 shares were purchased by the Company and distributed to employees at prices ranging from $16.21 to $29.14. In fiscal 1999, 483,028 shares were purchased by the Company and distributed to employees at prices ranging from $13.10 to $18.30. The weighted average fair value of the fiscal 2001, fiscal 2000 and fiscal 1999 awards was $18.31, $10.00 and $9.14, respectively. Under the Employee Stock Purchase Plan 62,000 shares were distributed from reissued treasury stock in fiscal 1999. No shares were distributed from reissued treasury stock in fiscal 2001 or fiscal 2000. At March 31, 2001, the Company had 1,383,678 shares of Class A Common Stock reserved for future issuance under the Plan.

(b) Stock Option Plans

The Company's 2000 Class A Equity Incentive Plan, 1991 Stock Option Plan, 1993 Stock Option Plan, 1995 Stock Option Plan, and Directors' Plan ("Option Plans") provide options for employees, officers and directors to purchase the

Company's Class A common stock. Pursuant to these Option Plans, the Board of Directors may grant non-qualified and incentive stock options to employees and officers and non-qualified options to directors, at not less than the fair market value on the date of grant.

Under the Company's stock option plans, 246,000 and 138,000 shares were reissued from treasury stock in fiscal 2000 and 1999, respectively. No shares were distributed from reissued treasury stock in fiscal 2001.

Together with the Tracking Stock Proposal, the stockholders approved the Electronic Arts Inc. 2000 Class B Equity Incentive Plan. The Class B equity plan allows the award of stock options or restricted stock for up to an aggregate of 6,000,000 shares of Class B common stock. The Class B plan includes a provision for automatic option grants to the Company's outside directors. As of March 31, 2001 there were 250,000 restricted shares issued under the Class B equity plan.

In the fiscal year 2001, the Board of Directors approved the Key Partner Class B Equity Incentive Program which allows for the issuance of warrants to key business partners to purchase up to 750,000 shares of Class B common stock.

The options generally expire ten years from the date of grant and are generally exercisable in monthly increments over 50 months. Class B common stock grants will generally vest over 50 months with 2% vesting per month.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for options granted under the Company's employee-based stock option plans. Had compensation expense been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, the Company's pro forma net income (loss) and net income (loss) per share for fiscal 2001, 2000 and 1999 would have been:

Consolidated
(In thousands, except per share data)
---------------------------- ------------ ----------- -----------
                                    2001        2000        1999
---------------------------- ------------ ----------- -----------
Net income (loss):
   As reported                 $(11,082)    $116,751     $72,872
   Pro forma                   $(69,350)    $ 78,380     $45,886

Earnings per share:
   As reported - basic               N/A    $   0.93     $  0.60
   Pro forma - basic                 N/A    $   0.62     $  0.38
   As reported - diluted             N/A    $   0.88     $  0.58
   Pro forma - diluted               N/A    $   0.60     $  0.37
---------------------------- ------------ ----------- -----------


Class A Common Stock
(In thousands, except per share data)
---------------------------- ------------ ----------- -----------
                                    2001        2000        1999
---------------------------- ------------ ----------- -----------
Net income (loss):
   As reported - basic         $ 11,944          N/A         N/A
   Pro forma - basic           $(45,493)         N/A         N/A
   As reported - diluted       $(11,082)         N/A         N/A
   Pro forma - diluted         $(69,350)         N/A         N/A

Earnings (loss) per share:
   As reported - basic         $   0.09          N/A         N/A
   Pro forma - basic           $  (0.35)         N/A         N/A
   As reported - diluted       $  (0.08)         N/A         N/A
   Pro forma - diluted         $  (0.53)         N/A         N/A
---------------------------- ------------ ----------- -----------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions are used for grants made in 2001, 2000 and 1999 under the stock plans: risk-free interest rates of 4.59% to 6.55% in 2001; 4.93% to 6.54% in 2000; and 4.39% to
5.55% in 1999; expected volatility of 74% in fiscal 2001, 65% in fiscal 2000, and 59% in fiscal 1999; expected lives of 2.32 years in fiscal 2001, 2.29 years in fiscal 2000 and 2.27 years in fiscal 1999 under the Option Plans and one year for the Employee Stock Purchase Plan. No dividends are assumed in the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized when they occur.

Class B Common Stock
(In thousands, except per share data)
---------------------------- ----------- ----------- -----------
                                   2001        2000        1999
---------------------------- ----------- ----------- -----------
Net loss:
   As reported                $(23,026)         N/A         N/A
   Pro forma                  $(23,857)         N/A         N/A

Loss per share:
   As reported - basic        $  (3.83)         N/A         N/A
   Pro forma - basic          $  (3.97)         N/A         N/A
   As reported - diluted      $  (3.83)         N/A         N/A
   Pro forma - diluted        $  (3.97)         N/A         N/A
---------------------------- ----------- ----------- -----------

The fair value of each Class B option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used were the same as those for Class A.

Additional information regarding options outstanding for Class A as of March 31, 2001 is as follows:

                                                 Options Outstanding                 Options Exercisable
                                      ------------------------------------------ -----------------------------
                                                        Weighted-
                                                          Average     Weighted-                     Weighted-
                                                        Remaining       Average                       Average
                                         Number of    Contractual      Exercise      Number of       Exercise
Range of Exercise Prices                    Shares           Life         Price         Shares          Price
------------------------------------- ------------- -------------- ------------- -------------- --------------
$  0.995 - $12.313                       2,340,445           4.36        $10.12      2,240,889         $10.03
  12.500 -   17.500                      3,371,315           5.63         16.26      2,422,802          15.80
  17.531 -   21.813                      3,233,297           7.25         20.69      1,425,803          21.02
  22.188 -   28.869                      2,419,281           7.82         24.85        846,083          24.63
  29.875                                 3,117,574           8.37         29.88        969,704          29.88
  30.844 -   42.000                      2,462,736           9.05         37.69        485,709          36.93
  42.063 -   45.969                        617,041           8.86         44.85        168,082          44.93
  46.188 -   49.313                      2,397,850           9.51         49.11        309,996          49.18
  49.500 -   55.688                      1,584,300           9.46         50.78         33,721          51.08
  56.125                                       300           9.99         56.13              -              -
------------------------------------- ------------- -------------- ------------- -------------- --------------
$  0.995 - $56.125                      21,544,139           7.58        $28.66      8,902,789         $20.55
===================================== ============= ============== ============= ============== ==============


Additional information regarding options outstanding for Class B as of March 31,
2001 is as follows:
                                                 Options Outstanding                 Options Exercisable
                                      ------------------------------------------ -----------------------------
                                                        Weighted-
                                                          Average     Weighted-                     Weighted-
                                                        Remaining       Average                       Average
                                         Number of    Contractual      Exercise      Number of       Exercise
Range of Exercise Prices                    Shares           Life         Price         Shares          Price
------------------------------------- ------------- -------------- ------------- -------------- --------------
$  9.000                                 3,857,042           9.03        $ 9.00         17,790         $ 9.00
  10.000                                   132,990           9.34         10.00              -              -
  12.000                                 1,116,450           9.66         12.00          4,200          12.00
------------------------------------- ------------- -------------- ------------- -------------- --------------
$  9.000 - $12.000                       5,106,482           9.18        $ 9.68         21,990         $ 9.57
===================================== ============= ============== ============= ============== ==============

The following summarizes the activity under the Company's Class A stock option plans during the fiscal years ended March 31, 2001, 2000 and 1999:

                                                              -----------------------------------------------
                                                                           Options Outstanding
                                                              -----------------------------------------------
                                                                                            Weighted-Average
                                                                            Shares            Exercise Price
                                                              --------------------- -------------------------
Balance at March 31, 1998                                               19,704,260                    $12.88
Granted                                                                  6,294,432                     22.09
Canceled                                                                (1,137,966)                    17.37
Exercised                                                               (1,982,208)                    11.37
                                                              --------------------- -------------------------
Balance at March 31, 1999 (10,188,150 shares were
exercisable at a weighted average price of $11.40)                      22,878,518                     15.33
Granted                                                                  7,815,952                     31.92
Canceled                                                                (1,721,172)                    21.68
Exercised                                                               (6,039,390)                    12.42
                                                              --------------------- -------------------------
Balance at March 31, 2000 (8,907,324 shares were
exercisable at a weighted average price of $14.93)                      22,933,908                     21.30
Granted                                                                  5,851,961                     46.05
Canceled                                                                (1,746,449)                    15.71
Exercised                                                               (5,495,281)                    31.15
                                                              --------------------- -------------------------
Balance at March 31, 2001                                               21,544,139                    $28.66
                                                              --------------------- -------------------------
Options available for grant at March 31, 2001                            3,049,149


The following summarizes the activity under the Company's Class B stock option plan during the fiscal year ended March 31, 2001:

                                                              -----------------------------------------------
                                                                           Options Outstanding
                                                              -----------------------------------------------
                                                                                            Weighted-Average
                                                                            Shares            Exercise Price
                                                              --------------------- -------------------------
Balance at March 31, 2000                                                        -                     $   -
Granted                                                                  5,785,792                      9.62
Canceled                                                                  (429,310)                     9.28
Exercised                                                                 (250,000)                     9.00
                                                              --------------------- -------------------------
Balance at March 31, 2001                                                5,106,482                     $9.68
                                                              --------------------- -------------------------
Options available for grant at March 31, 2001                            1,392,718


(12) PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2001 and 2000 consisted of:

---------------------------------------- ------------ ------------
                                                2001         2000
---------------------------------------- ------------ ------------
                                                 (in thousands)
Computer equipment and software             $310,147     $213,815
Buildings                                     94,784       99,819
Land                                          44,721       51,686
Office equipment, furniture and
   fixtures                                   32,569       25,210
Leasehold improvements                        13,483       12,157
Warehouse equipment and other                  4,319        3,914
---------------------------------------- ------------ ------------
                                             500,023      406,601
Less accumulated depreciation and
   amortization                             (162,824)    (121,135)
---------------------------------------- ------------ ------------
                                            $337,199     $285,466
---------------------------------------- ------------ ------------

Depreciation and amortization expenses associated with property and equipment amounted to $50,345,000, $34,736,000 and $34,581,000, for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

(13) ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities at March 31, 2001 and 2000 consisted of:

--------------------------------------- ------------ ------------
                                                2001         2000
--------------------------------------- ------------ ------------
                                                (in thousands)
Accrued compensation and benefits           $ 75,603     $ 59,580
Accrued expenses                              67,957       37,840
Accrued royalties                             55,997       36,566
Accrued income taxes                          42,371       22,682
Deferred revenue                              16,967        1,847
Warranty reserve                               8,070        8,886
Deferred income taxes                              -          198
--------------------------------------- ------------ ------------
                                            $266,965     $167,599
--------------------------------------- ------------ ------------

(14)  BUSINESS COMBINATIONS

(a) Pogo Corporation

On February 28, 2001, EA.com acquired Pogo Corporation (now referred to as "Pogo") for $43,333,000, including an initial investment of $42,000,000 and the redemption of Pogo preferred stock of $1,333,000. Pogo operates an ad-supported games service that reaches a broad consumer market. Pogo's internet-based family games focus on easy-to-play card, board and puzzle games.

The acquisition has been accounted for under the purchase method. The results of operations of Pogo and the estimated fair market values of the acquired assets and liabilities have been included in the consolidated financial statements from the date of acquisition. The adjusted allocation of the excess purchase price over the net tangible assets acquired was $40,516,000, of which, based on management's estimates prepared in conjunction with a third party valuation consultant, $2,719,000 was allocated to purchased in-process research and development and $37,797,000 was allocated to other intangible assets. Amounts allocated to other intangibles include goodwill of $16,927,000, existing technology of $12,505,000, and other intangibles of $8,365,000. The allocation of intangible assets is being amortized on a straight line basis over lives ranging from three to seven years.

Purchased in-process research and development includes the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this non-recurring item was expensed in the Consolidated Statement of Operations upon consummation of the acquisition. The non-recurring charge for in-process research and development increased diluted loss per share by approximately $0.01 and $0.07 in the fiscal year 2001 for Class A and Class B, respectively.

Pogo had various projects in progress at the time of the acquisition. As of the acquisition date, costs to complete Pogo projects acquired were expected to be approximately $1,200,000 in future periods. The Company believes there have been no significant changes to these estimates as of March 31, 2001. The Company currently expects to complete the development of these projects at various dates through fiscal 2002 and to publish the projects upon completion. In conjunction with the acquisition of Pogo, the Company accrued approximately $100,000 related to direct transaction costs and other related costs.

The purchase price for the Pogo transaction was allocated to assets acquired and liabilities assumed as set forth below (in thousands):

---------------------------------- -----------------
Current assets                              $ 3,048
Fixed assets                                  4,998
Other long-term assets                        1,969
In-process technology                         2,719
Goodwill and other intangibles
                                             37,797
Liabilities                                  (7,198)
---------------------------------- -----------------
Total cash paid                             $43,333
---------------------------------- -----------------

The following table reflects unaudited pro forma combined results of operations of the Company and Pogo on the basis that the acquisition had taken place on April 1, 1999 (in thousands, except per share data):

-------------------------------- ---------------- ---------------
                                     As Reported       Pro Forma
-------------------------------- ---------------- ---------------
Fiscal Year Ended March 31,
2001

Net revenues                          $1,322,273      $1,336,654
Class A common stock:
Net income (loss):
  Basic                               $   11,944      $      475
  Diluted                             $  (11,082)     $  (26,292)
Net income (loss) per share:
  Basic                               $     0.09      $     0.00
  Diluted                             $    (0.08)     $    (0.20)
Number of shares used in computation:
  Basic                                  131,404         131,404
  Diluted                                132,056         132,056

Class B common stock:
Net loss, net of retained
interest in EA.com                    $  (23,026)     $  (26,767)
Net loss per share:
  Basic                               $    (3.83)     $    (4.45)
  Diluted                             $    (3.83)     $    (4.45)
Number of shares used in computation:
  Basic                                    6,015           6,015
  Diluted                                  6,015           6,015

-------------------------------- ---------------- ---------------
Fiscal Year Ended March 31,
2000

Net revenues                          $1,420,011      $1,422,340
Net income                            $  116,751      $  107,285
Net income per share:
  Basic                               $     0.93      $     0.85
  Diluted                             $     0.88      $     0.81
Number of shares used in computation:
  Basic                                  125,660         125,660
  Diluted                                132,742         132,742
-------------------------------- ---------------- ---------------

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 2000 or of future operations of the combined companies under the ownership and management of the Company.

(b) Kesmai

On February 7, 2000, the Company acquired Kesmai Corporation (now referred to as "Kesmai") from News America Corporation ("News Corp") in exchange for $22,500,000 in cash and approximately 206,000 shares of the Company's existing common stock valued at $8,650,000. Kesmai(TM) specializes in the design and development of multiplayer games delivered directly to consumers over the Internet and is a major provider of game content to the Games Channel on the AOL service. The Company granted 5 percent of the initial equity attributable to EA.com to News Corp, adjusting the total common stock consideration relating to the acquisition by $703,000 to $9,353,000. The Company has contributed Kesmai to EA.com.

The Company is also committed to spend $5,000,000 in advertising with News Corp or any of its affiliates.

If a qualified public offering of Class B common stock does not occur within twenty-four months of News Corp's purchase of such shares, then News Corp has the right to (1) exchange Class B common stock for approximately 206,000 shares of Class A common stock, and (2) receive cash from Electronic Arts in the amount of $9,650,000.

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

Purchased in-process research and development includes the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this non-recurring item was expensed in the Consolidated Statement of Operations upon consummation of the acquisition. The non-recurring charge for in-process research and development reduced diluted earnings per share by $0.02 in the fiscal year 2000.

Kesmai had various projects in progress at the time of the acquisition. As of the acquisition date, costs to complete Kesmai projects acquired were approximately $10,550,000 in future periods. During fiscal 2001, some of these development projects were completed and launched on the EA.com gamesites. In addition, as certain games are completed, we expect resources to be redirected to ongoing live game operations or to building the EA.com publishing platform. As a result, we do not anticipate incurring significant future development costs in relation to these projects after fiscal 2002. The Company believes there have been no significant changes to these estimates as of March 31, 2001. The Company currently expects to complete the development of these projects at various dates through fiscal 2002 and to publish the projects upon completion. In conjunction with the acquisition of Kesmai, the Company accrued approximately $200,000 related to direct transaction costs and other related costs.

The purchase price for the Kesmai transaction was allocated to assets acquired and liabilities assumed as set forth below (in thousands):

------------------------------------------ ---------------------
Current assets                                          $   605
Fixed assets (net of depreciation)                          759
In-process technology                                     3,869
Goodwill and other intangibles                           28,946
Liabilities                                              (2,326)
------------------------------------------ ---------------------
Total cash and stock paid                               $31,853
------------------------------------------ ---------------------

The following table reflects unaudited pro forma combined results of operations of the Company and Kesmai on the basis that the acquisition had taken place on April 1, 1998 (in thousands, except per share data):

---------------------------------- -----------------------------
                                      Years Ended March 31,
                                             2000          1999
---------------------------------- --------------- -------------
Net revenues                           $1,421,313    $1,223,444
Net income                             $  113,996    $   64,237
Net income per share - basic           $     0.91    $     0.53
Net income per share - diluted         $     0.86    $     0.51
Number of shares used in
computation - basic                       125,660       121,495
Number of shares used in
computation - diluted                     132,742       126,545
---------------------------------- --------------- -------------

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1999 or of future operations of the combined companies under the ownership and management of the Company.

(c) Westwood Studios

In September 1998, the Company completed the acquisition of Westwood Studios, Inc. and certain assets of the Irvine, California - based Virgin Studio (collectively "Westwood") for approximately $122,688,000 in cash, including transaction expenses. The adjusted allocation of the excess purchase price over the net tangible liabilities assumed was $128,573,000 of which, based on management's estimates prepared in conjunction with a third party valuation consultant, $41,836,000 was allocated to purchased in-process research and development and $86,737,000 was allocated to other intangible assets. Amounts allocated to other intangibles include franchise trade names of $32,357,000, existing technology of $6,510,000, workforces of $1,680,000 and other goodwill of $46,190,000 and are being amortized over lives ranging from two to twelve years. Purchased in-process research and development includes the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this non-recurring item was expensed in the Consolidated Statement of Operations upon consummation of the acquisition. The non-recurring charge for in-process research and development reduced diluted earnings per share by approximately $0.30 in the fiscal year 1999. The results of the operations of Westwood and the estimated fair value of assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition.

In conjunction with the merger of Westwood, the Company accrued approximately $1,500,000 related to direct transaction costs and other related accruals. At March 31, 2001, there were $500,000 in accruals remaining related to these items.

In connection with the Westwood acquisition, the purchase price has been allocated to the assets and liabilities assumed based upon the fair values on the date of acquisition, as follows (in thousands):

---------------------------------------------- -------------------
Current assets                                           $  4,500
Property and equipment                                      3,257
In-process technology                                      41,836
Other intangible assets                                    86,737
Current liabilities                                       (13,642)
---------------------------------------------- -------------------
Total purchase price                                     $122,688
---------------------------------------------- -------------------

The following table reflects unaudited pro forma combined results of operations of the Company and Westwood on the basis that the acquisition had taken place on April 1, 1997 (in thousands, except per share data):

------------------------------------ ---------------
                                               1999
------------------------------------ ---------------
Revenues                                 $1,229,055
Net income                               $  111,308
Net income per share - basic             $     0.92
Net income per share - diluted           $     0.88
Number of shares used in
computation - basic                         121,495
Number of shares used in
computation - diluted                       126,545
------------------------------------ ---------------

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

(e) Other Business Combinations

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

(15) INCOME TAXES

The Company's pretax income (loss) from operations for the fiscal years ended March 31, 2001, 2000 and 1999 consisted of the following components:

------------------------- ------------- ------------ ------------
(in thousands)                    2001         2000         1999
------------------------- ------------- ------------ ------------
Domestic                     $(27,166)     $104,096      $79,789
Foreign                        13,736        65,718       38,669
------------------------- ------------- ------------ ------------
Total pretax income
(loss)                       $(13,430)     $169,814     $118,458
------------------------- ------------- ------------ ------------

Income tax expense (benefit) for the fiscal years ended March 31, 2001, 2000 and 1999 consisted of:

------------------------------ ----------- ------------ ------------
(in thousands)                    Current     Deferred        Total
------------------------------ ----------- ------------ ------------

2001:
   Federal                        $(4,233)   $(19,975)    $ (24,208)
   State                              582     (13,809)      (13,227)
   Foreign                          6,981         541         7,522
   Charge in lieu of taxes
     from employee stock
     plans for Class A             25,750           -        25,750
------------------------------ ----------- ------------ ------------
                                  $29,080    $(33,243)    $  (4,163)
------------------------------ ----------- ------------ ------------

2000:
   Federal                        $ 2,766    $  3,231     $   5,997
   State                              299         859         1,158
   Foreign                         15,573      (2,649)       12,924
   Charge in lieu of taxes
     from employee stock
     plans                         32,563           -        32,563
------------------------------ ----------- ------------ ------------
                                  $51,201    $  1,441     $  52,642
------------------------------ ----------- ------------ ------------

   1999:
   Federal                        $31,204    $(10,340)    $  20,864
   State                            4,401      (2,590)        1,811
   Foreign                         15,715       1,410        17,125
   Charge in lieu of taxes
     from employee stock
     plans                          5,614           -         5,614
------------------------------ ----------- ------------ ------------
                                  $56,934    $(11,520)    $  45,414
------------------------------ ----------- ------------ ------------

The components of the net deferred tax assets as of March 31, 2001 and 2000 consist of:

---------------------------------------- ------------- --------------
(in thousands)                                   2001          2000
---------------------------------------- ------------- --------------
Deferred tax assets:
  Accruals, reserves and other expenses      $110,331       $70,131
---------------------------------------- ------------- --------------
      Total                                   110,331        70,131
---------------------------------------- ------------- --------------

Deferred tax liabilities:
  Undistributed earnings of DISC               (1,189)       (1,487)
  Prepaid royalty expenses                    (44,678)      (38,562)
  Fixed assets                                 (4,456)       (3,249)
  Unrealized gains on marketable
   securities                                       -           (68)
---------------------------------------- ------------- --------------
      Total                                   (50,323)      (43,366)
---------------------------------------- ------------- --------------
      Net deferred tax asset                 $ 60,008       $26,765
---------------------------------------- ------------- --------------

At March 31, 2001, deferred tax assets of $57,082,000 and $2,926,000 were included in other current assets and other assets, respectively.

At March 31, 2001, the Company had net Federal operating loss carryforwards of approximately $19,000,000 for income tax reporting purposes, which expire in 2021.

The Company also has research and experimental tax credits aggregating approximately $15,000,000 and $11,000,000 for federal and California purposes, respectively. The federal credit carryforwards expire in 2021. The California credits carry over indefinitely until utilized.

The differences between the statutory income tax rate and the Company's effective tax rate, expressed as a percentage of income before provision for income taxes, for the years ended March 31, 2001, 2000 and 1999 were as follows:

------------------------------------ ---------- --------- --------
                                          2001      2000      1999
------------------------------------ ---------- --------- --------
Statutory Federal tax rate              (35.0%)    35.0%    35.0%
State taxes, net of Federal benefit
                                        (10.0%)     1.5%     1.5%
Differences between statutory rate
   and foreign effective tax rate
                                         20.2%     (2.8%)   (2.5%)
Research and development credits
                                         (4.7%)    (1.7%)   (2.1%)
Nondeductible acquisition costs           0.0%      0.0%     7.4%
Other                                    (1.5%)    (1.0%)   (1.0%)
------------------------------------ ---------- --------- --------
                                        (31.0%)    31.0%    38.3%
------------------------------------ ---------- --------- --------

The Company provides for U.S. taxes on an insignificant portion of the undistributed earnings of its foreign subsidiaries and does not provide taxes on the remainder. The Company has not provided for Federal income tax on approximately $170,000,000 of undistributed earnings of its foreign subsidiaries, since the Company intends to reinvest this amount in foreign subsidiary operations indefinitely.

At March 31, 2001, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

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



 (16) INTEREST AND OTHER INCOME, NET

Interest and other income, net for the years ended March 31, 2001, 2000 and 1999 consisted of:

-------------------------------- ---------- ---------- ----------
(in thousands)                        2001       2000       1999
-------------------------------- ---------- ---------- ----------

Interest income                    $17,903    $13,744    $12,625
Gain (loss) on disposition of
   assets, net                      (1,778)     8,339        725
Foreign currency losses               (888)    (1,781)    (1,168)
Equity in net gain (loss) of
   affiliates                          820      1,138       (155)
Other income (expense), net            829     (5,412)     1,153
-------------------------------- ---------- ---------- ----------
                                   $16,886    $16,028    $13,180
-------------------------------- ---------- ---------- ----------

(17) Comprehensive Income

SFAS 130 requires classification of other comprehensive income in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income includes primarily foreign currency translation adjustments and unrealized gains (losses) on investments.

The change in the components of comprehensive income, net of tax, is summarized as follows (in thousands):

--------------------- --------------- ------------- --------------

                             Foreign    Unrealized        Accumu-
                            Currency         Gains    lated Other
                         Translation   (Losses) on     Comprehen-
                         Adjustments   Investments      sive Loss
--------------------- --------------- ------------- --------------
Balance at March
31, 1998                    $(3,198)        $1,730       $(1,468)
Other
comprehensive
income (loss)                (2,643)         1,544        (1,099)
--------------------- --------------- ------------- --------------
Balance at March
31, 1999                     (5,841)         3,274        (2,567)
Other
comprehensive loss             (339)        (3,455)       (3,794)
--------------------- --------------- ------------- --------------
Balance at March
31, 2000                     (6,180)          (181)       (6,361)
Other
comprehensive
income (loss)                (9,439)         3,097        (6,342)
--------------------- --------------- ------------- --------------
Balance at March
31, 2001                   $(15,619)        $2,916      $(12,703)
--------------------- --------------- ------------- --------------

Change in unrealized gains (losses) on investments, net are shown net of taxes of $1,391,000, $(1,553,000) and $727,000 in fiscal 2001, 2000 and 1999, respectively.

The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(18) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(19) SEGMENT INFORMATION

SFAS 131 establishes standards for the reporting by public business enterprises of information about product lines, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product lines for purposes of making operating decisions and assessing financial performance.

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

 o EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

Please see the discussion regarding segment reporting in the MD&A.

Information about Electronic Arts business segments is presented below for the fiscal years ended March 31, 2001, 2000 and 1999 (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended March 31, 2001
                                                   ------------------------------------------------------------------------
                                                             EA Core                 Adjustments and
                                                      (excl. EA.com)       EA.com       Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                 $1,280,172     $   42,101         $      -         $1,322,273
Group sales                                                   2,658              -           (2,658) (a)             -
                                                   ------------------------------------------------------------------------
       Total net revenues                                 1,282,830         42,101           (2,658)         1,322,273
                                                   ------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers              640,239         12,003                -            652,242
Group cost of goods sold                                          -          2,658           (2,658) (a)             -
                                                   ------------------------------------------------------------------------
       Total cost of goods sold                             640,239         14,661           (2,658)           652,242
                                                   ------------------------------------------------------------------------
Gross profit                                                642,591         27,440                -            670,031
Operating expenses:
    Marketing and sales                                     163,928         12,475            8,933  (c)       185,336
    General and administrative                               93,885         10,156                -            104,041
    Research and development                                248,534         77,243           63,151  (b)       388,928
    Network development and support                               -         51,794          (51,794) (b)             -
    Customer relationship management                              -         11,357          (11,357) (b)             -
    Carriage fee                                                  -          8,933           (8,933) (c)             -
    Amortization of intangibles                              12,829          6,494                -             19,323
    Charge for acquired in-process technology                     -          2,719                -              2,719
                                                   ------------------------------------------------------------------------
Total operating expenses                                    519,176        181,171                -            700,347
                                                   ------------------------------------------------------------------------
Operating income (loss)                                     123,415       (153,731)               -            (30,316)
Interest and other income, net                               16,659            227                -             16,886
                                                   ------------------------------------------------------------------------
Income (loss) before benefit from income
      taxes and minority interest                           140,074       (153,504)               -            (13,430)
Benefit from income taxes                                    (4,163)             -                -             (4,163)
                                                   ------------------------------------------------------------------------
Income (loss) before minority interest                      144,237       (153,504)               -             (9,267)
Minority interest in consolidated joint venture              (1,815)             -                -             (1,815)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) before retained interest in
    EA.com                                               $  142,422     $(153,504)         $      -         $  (11,082)
===========================================================================================================================

Interest income                                          $   17,809     $       94         $      -         $   17,903
Depreciation and amortization                                45,382         24,286                -             69,668
Identifiable assets                                       1,167,846        211,072                -          1,378,918
Capital expenditures                                         51,460         68,887                -            120,347


---------------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended March 31, 2000
                                                   ------------------------------------------------------------------------
                                                             EA Core                 Adjustments and
                                                      (excl. EA.com)       EA.com       Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                 $1,399,093       $ 20,918          $      -           $1,420,011
Group sales                                                   2,014              -            (2,014) (a)               -
                                                   ------------------------------------------------------------------------
       Total net revenues                                 1,401,107         20,918            (2,014)           1,420,011
                                                   ------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers              700,024          4,678                 -              704,702
Group cost of goods sold                                          -          2,014            (2,014) (a)               -
                                                   ------------------------------------------------------------------------
       Total cost of goods sold                             700,024          6,692            (2,014)             704,702
                                                   ------------------------------------------------------------------------
Gross profit                                                701,083         14,226                 -              715,309
Operating expenses:
    Marketing and sales                                     185,714          2,897                 -              188,611
    General and administrative                               87,513          4,905                 -               92,418
    Research and development                                205,933         34,716            21,317  (b)         261,966
    Network development and support                               -         17,993           (17,993) (b)               -
    Customer relationship management                              -          3,324            (3,324) (b)               -
    Amortization of intangibles                              10,866          1,123                 -               11,989
    Charge for acquired in-process technology                 2,670          3,869                 -                6,539
                                                   ------------------------------------------------------------------------
Total operating expenses                                    492,696         68,827                 -              561,523
                                                   ------------------------------------------------------------------------
Operating income (loss)                                     208,387        (54,601)                -              153,786
Interest and other income, net                               16,017             11                 -               16,028
                                                   ------------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                           224,404        (54,590)                -              169,814
Provision for income taxes                                   52,642              -                 -               52,642
                                                   ------------------------------------------------------------------------
Income (loss) before minority interest                      171,762        (54,590)                -              117,172
Minority interest in consolidated joint venture                (421)             -                 -                 (421)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $  171,341       $(54,590)          $     -           $  116,751
===========================================================================================================================

Interest income                                          $   13,733       $     11           $     -           $   13,744
Depreciation and amortization                                39,818          6,907                 -               46,725
Identifiable assets                                       1,085,411        106,901                 -            1,192,312
Capital expenditures                                         97,279         37,605                 -              134,884


---------------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended March 31, 1999
                                                   ------------------------------------------------------------------------
                                                             EA Core                 Adjustments and
                                                      (excl. EA.com)       EA.com       Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                 $1,204,689       $17,174            $    -           $1,221,863
Group sales                                                     985             -              (985) (a)               -
                                                   ------------------------------------------------------------------------
       Total net revenues                                 1,205,674        17,174              (985)           1,221,863
                                                   ------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers              624,252         3,337                 -              627,589
Group cost of goods sold                                          -           985              (985) (a)               -
                                                   ------------------------------------------------------------------------
       Total cost of goods sold                             624,252         4,322              (985)             627,589
                                                   ------------------------------------------------------------------------
Gross profit                                                581,422        12,852                 -              594,274
Operating expenses:
    Marketing and sales                                     161,029         2,378                 -              163,407
    General and administrative                               74,995         1,224                 -               76,219
    Research and development                                181,245         8,050            10,080  (b)         199,375
    Network development and support                               -         8,488            (8,488) (b)               -
    Customer relationship management                              -         1,592            (1,592) (b)               -
    Charge for acquired in-process technology                44,115             -                 -               44,115
    Amortization of intangibles                               5,880             -                 -                5,880
                                                   ------------------------------------------------------------------------
Total operating expenses                                    467,264        21,732                 -              488,996
                                                   ------------------------------------------------------------------------
Operating income (loss)                                     114,158        (8,880)                -              105,278
Interest and other income, net                               13,180             -                 -               13,180
                                                   ------------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                           127,338        (8,880)                -              118,458
Provision for income taxes                                   45,414             -                 -               45,414
                                                   ------------------------------------------------------------------------
Income (loss) before minority interest                       81,924        (8,880)                -               73,044
Minority interest in consolidated joint venture                (172)            -                 -                 (172)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $   81,752       $(8,880)           $    -           $   72,872
===========================================================================================================================

Interest income                                          $   12,625       $     -            $    -           $   12,625
Depreciation and amortization                                40,271           190                 -               40,461
Identifiable assets                                         898,905         2,968                 -              901,873
Capital expenditures                                        113,939         1,881                 -              115,820


(a) Represents elimination of intercompany sales of Electronic Arts packaged goods products to EA.com; and represents elimination of royalties paid to Electronic Arts by EA.com for intellectual property rights.

(b) Represents reclassification of Network Development and Support and Customer Relationship Management to Research and Development.

(c) Represents reclassification of amortization of the Carriage fee to Marketing and Sales.

Information about Electronic Arts' operations in the North America and foreign areas for the fiscal years ended March 31, 2001, 2000 and 1999 is presented below:


----------------------------------------- --------------- -------------- ------------- ------------ --------------- --------------
                                                                                 Asia
(in thousands)                                                                Pacific
                                                   North                   (excluding
                                                 America         Europe        Japan)        Japan    Eliminations          Total
                                          --------------- -------------- ------------- ------------ --------------- --------------
Fiscal 2001
Net revenues from unaffiliated
   customers                                 $  831,924       $386,728        $51,039      $52,582       $      -     $1,322,273
Intercompany revenues                            11,915         30,996         13,040        3,802        (59,753)             -
                                          --------------- -------------- ------------- ------------ --------------- --------------
    Total net revenues                          843,839        417,724         64,079       56,384        (59,753)     1,322,273
                                          =============== ============== ============= ============ =============== ==============
Operating income (loss)                         (31,996)        (8,914)         2,962        7,437            195        (30,316)
Interest income                                  14,230          3,271            402            -              -         17,903
Depreciation and amortization                    62,568          6,510            275          315              -         69,668
Capital expenditures                            103,048         15,535          1,104          660              -        120,347
Identifiable assets                           1,034,625        300,196         20,364       23,733              -      1,378,918
Long-lived assets                               334,398        154,832          3,807        3,806              -        496,843
Fiscal 2000
Net revenues from unaffiliated
   customers                                 $  846,637       $486,816        $53,187      $33,371       $      -     $1,420,011
Intercompany revenues                            28,701         30,440          9,059            -        (68,200)             -
                                          --------------- -------------- ------------- ------------ --------------- --------------
    Total net revenues                          875,338        517,256         62,246       33,371        (68,200)     1,420,011
                                          =============== ============== ============= ============ =============== ==============
Operating income                                101,919         50,828          1,498        1,921         (2,380)       153,786
Interest income                                  11,775          1,755            214            -              -         13,744
Depreciation and amortization                    35,114          9,968            473        1,170              -         46,725
Capital expenditures                             78,298         54,379          1,447          760              -        134,884
Identifiable assets                             734,626        418,034         18,019       21,633              -      1,192,312
Long-lived assets                               244,845        154,475          3,306        3,975              -        406,601
Fiscal 1999
Net revenues from unaffiliated
   customers                                 $  704,998       $436,772        $46,725      $33,368       $      -     $1,221,863
Intercompany revenues                            32,216         19,473          2,800           12        (54,501)             -
                                          --------------- -------------- ------------- ------------ --------------- --------------
    Total net revenues                          737,214        456,245         49,525       33,380        (54,501)     1,221,863
                                          =============== ============== ============= ============ =============== ==============
Operating income                                 78,826         24,536          2,853        2,192         (3,129)       105,278
Interest income                                   9,931          2,551            143            -              -         12,625
Depreciation and amortization                    29,272          9,399            506        1,284              -         40,461
Capital expenditures                             54,029         58,383            418        2,990              -        115,820
Identifiable assets                             596,357        268,152         20,938       16,426              -        901,873
Long-lived assets                               174,582         91,546          2,051        2,992              -        271,171

For the fiscal years ended March 31, 2001, 2000 and 1999, Electronic Arts had sales to one customer which represented 12% of total net revenues in all three years.

Information about Electronic Arts' net revenues by product line for the fiscal years ended March 31, 2001, 2000 and 1999 is presented below (in thousands):

-------------------------- ------------------ ----------------- ---------------
                                        2001              2000            1999
-------------------------- ------------------ ----------------- ---------------
PC                                $  408,454        $  397,777      $  270,793
PlayStation                          309,988           586,821         519,830
PlayStation 2                        258,988                 -               -
Affiliated label                     222,278           275,333         248,105
N64                                   67,044           120,415         152,349
Online Subscriptions                  28,878            16,771          12,570
License, OEM and Other                20,468            22,894          18,216
Advertising                            6,175                 -               -
-------------------------- ------------------ ----------------- ---------------
                                  $1,322,273        $1,420,011      $1,221,863
-------------------------- ------------------ ----------------- ---------------

ELECTRONIC ARTS AND SUBSIDIARIES

QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

(In thousands, except per share data)
                                                                        Quarter Ended
                                                ---------------------------------------------------------              Year
                                                 June 30         Sept. 30         Dec. 31        March 31             Ended
                                                --------         --------         --------       --------          ----------
Fiscal 2001
     Consolidated
Net revenues                                    $154,799         $219,900         $640,319       $307,255          $1,322,273
Operating income (loss)                          (64,377)         (60,154)         125,368        (31,153)            (30,316)
Net income (loss)                                (42,271)(a)      (38,909)(b)       87,978(a)     (17,880)(c)         (11,082)
     Class A Stockholders
Net income (loss) per share - basic             $  (0.30)(a)     $  (0.27)(b)     $   0.72(a)    $  (0.07)(c)      $     0.09
Net income (loss) per share - diluted           $  (0.33)(a)     $  (0.30)(b)     $   0.63(a)    $  (0.13)(c)      $    (0.08)
Common stock price per share
     High                                       $  39.06         $  54.47         $  55.38       $  56.13          $    56.13
     Low                                        $  26.59         $  37.06         $  35.19       $  29.84          $    26.59
     Class B Stockholders
Net loss per share - basic                      $  (0.61)        $  (0.67)        $  (1.24)      $  (1.31)         $    (3.83)
Net loss  per share - diluted                   $  (0.61)        $  (0.67)        $  (1.24)      $  (1.31)         $    (3.83)
Common stock price per share
     High                                            N/A              N/A              N/A            N/A                 N/A
     Low                                             N/A              N/A              N/A            N/A                 N/A
Fiscal 2000
Net revenues                                    $186,120         $338,887         $600,691       $294,313          $1,420,011
Operating income (loss)                             (849)          23,697          129,536          1,402             153,786
Net income                                         2,326 (d)       18,132 (d)       92,861(d)       3,432 (e)         116,751
Net income per share - basic                    $   0.02 (d)     $   0.15 (d)     $   0.73(d)    $   0.03 (e)      $     0.93
Net income per share - diluted                  $   0.02 (d)     $   0.14 (d)     $   0.69(d)    $   0.03 (e)      $     0.88
Common stock price per share
     High                                       $  27.41         $  38.10         $  60.47       $  51.10          $    60.47
     Low                                        $  22.82         $  26.44         $  33.22       $  34.50          $    22.82
Fiscal 1999
Net revenues                                    $178,221         $245,763         $520,155       $277,724          $1,221,863
Operating income (loss)                            3,050          (29,545)         102,439         29,334             105,278
Net income (loss)                                  3,700 (f)      (25,273)(g)       72,531(h)      21,914 (h)          72,872
Net income (loss) per share - basic             $   0.03 (f)     $  (0.21)(g)     $   0.60(h)    $   0.18 (h)      $     0.60
Net income (loss) per share - diluted           $   0.03 (f)     $  (0.20)(g)     $   0.57(h)    $   0.17 (h)      $     0.58
Common stock price per share
     High                                       $  27.41         $  27.78         $  28.00       $  26.10          $    28.00
     Low                                        $  20.82         $  19.07         $  16.94       $  19.13          $    16.94

(a) Net income (loss) and net income (loss) per share include goodwill amortization of $3.2 million, net of taxes.

(b) Net loss and net loss per share include goodwill amortization of $3.3 million, net of taxes.

(c) Net loss and net loss per share include one-time acquisition related charges of $1.9 million, net of taxes, incurred in connection with the acquisition of Pogo as well as goodwill amortization of $3.6 million, net of taxes.

(d) Net income and net income per share include goodwill amortization of $1.8 million, net of taxes.

(e) Net income and net income per share include one-time acquisition related charges of $4.5 million, net of taxes, incurred in connection with the acquisition of Kesmai and other business combinations made during the quarter as well as goodwill amortization of $2.9 million, net of taxes.

(f) Net income and net income per share include one-time acquisition related charges of $1.6 million, net of taxes, incurred in connection with the acquisition of two software development companies made during the quarter.

(g) Net income and net income per share include one-time acquisition related charges of $35.9 million, net of taxes, incurred in connection with the acquisition of Westwood Studios as well as goodwill amortization of $0.6 million, net of taxes.

(h) Net income and net income per share include goodwill amortization of $1.7 million, net of taxes.

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

                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information  regarding  directors who are nominated for election required by
Item 10 is incorporated herein by reference to the information in our definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Proposal No. 1 - Election of Directors." The information regarding executive officers required by Item 10 is included in Item 4A hereof.

ITEM 11: EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the information in the Proxy Statement under the caption "Compensation of Executive Officers" specifically excluding the "Compensation Committee Report on Executive Compensation".

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the information in the Proxy Statement under the caption "Principal Stockholders".

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the information in the Proxy Statement under the caption "Certain Transactions."

                                     PART IV

ITEM 14:        EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

        1.  Index to Financial Statements.                  Page(s) in Form 10-K

        Independent Auditors' Report                                 46

        Consolidated Balance Sheets as of March 31, 2001
            and 2000                                                 47

        Consolidated Statements of Operations for the
            Years Ended March 31, 2001, 2000 and 1999                48

        Consolidated Statements of Stockholders' Equity
            for the Years Ended March 31, 2001, 2000 and 1999        49

        Consolidated Statements of Cash Flows for the
            Years Ended March 31, 2001, 2000 and 1999                51

        Notes to Consolidated Financial Statements for
            the Years Ended March 31, 2001, 2000 and 1999          52- 73

        2.   Financial Statement Schedule.

        The following financial statement schedule of Electronic Arts for the years ended March 31, 2001, 2000 and 1999 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Electronic Arts.

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

        10.45 Master Lease and Deed of Trust by and between Registrant and Selco Service Corporation, dated December 6, 2000. (34)

        10.46 Amendment No. 1 to Amended and Restated Credit Agreement by and among Flatirons Funding LP and The Dai-Ichi Kangyo Bank, Limited, New York Branch, dated February 21, 2001.

        10.47 Residential Purchase Agreement by and between Registrant and John Riccitiello, dated August 14, 2000.

        10.48 Office Service Agreement by and between Pogo.com Inc and 300 California Associates, LLC, dated September 17, 1999.

        10.49 Office Lease Agreement by and between Pogo.com Inc and Fifth Avenue LLC, dated May 5, 2000.

        10.50     Office  Lease   Agreement  by  and  between   Registrant   and
                  California  Plaza of Walnut  Creek,  Inc.,  dated  February 1,
                  2001.

        21.01     Subsidiaries of the Registrant.

        23.01     Consent of KPMG, LLP, Independent Auditors.

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

        (34) Incorporated by reference to similarly numbered exhibits to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

  (b)    Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 2001.

  (c)    Exhibits:

         The Registrant hereby files as part of this Form 10-K the exhibits listed in Item 14(a)3, as set forth above.

  (d)    Financial Statement Schedule:

         The Registrant hereby files as part of this Form 10-K the financial statement schedule listed in Item 14(a)2, as set forth on page 83.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ELECTRONIC ARTS

                                       By:  /s/ Lawrence F. Probst III
                                            -----------------------------------
                                            (Lawrence F. Probst III, Chairman
                                            of the Board and Chief Executive
                                            Officer)

                                       Date:    June 28, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 28th of June 2001.

         Name                                            Title

      /s/ Lawrence F. Probst III                 Chairman of the Board
----------------------------------------      and Chief Executive Officer
     (Lawrence F. Probst III)

     /s/ E. Stanton McKee, Jr.             Executive Vice President and Chief
----------------------------------------  Financial and Administrative Officer
     (E. Stanton McKee, Jr.)

     /s/ David L. Carbone                    Senior Vice President, Finance
----------------------------------------     (Principal Accounting Officer)
     (David L. Carbone)

Directors:

     /s/ M. Richard Asher                               Director
----------------------------------------
     (M. Richard Asher)

     /s/ William J. Byron                               Director
----------------------------------------
     (William J. Byron)

     /s/ Daniel H. Case III                             Director
----------------------------------------
     (Daniel H. Case III)

     /s/ Gary M. Kusin                                  Director
----------------------------------------
     (Gary M. Kusin)

     /s/ Timothy J. Mott                                Director
----------------------------------------
     (Timothy J. Mott)

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                    Years Ended March 31, 2001, 2000 and 1999
                                 (in thousands)


                                            Balance at    Charged to     Charged to                   Balance
                                            Beginning     Costs and        Other                      at End
Description                                 of Period      Expenses      Accounts (1)  Deductions    of Period
-----------                                 ---------      --------      ------------  ----------    ---------

Year Ended March 31, 2001
   Allowance for doubtful
   accounts and returns                      $ 65,067      $212,263      $ (3,126)      $184,371      $ 89,833
                                             ========      ========      ========       ========      ========


Year Ended March 31, 2000
   Allowance for doubtful
   accounts and returns                      $ 72,850      $179,952      $     39       $187,774      $ 65,067
                                             ========      ========      ========       ========      ========


Year Ended March 31, 1999
   Allowance for doubtful
   accounts and returns                      $ 51,575      $161,297      $   (369)      $139,653      $ 72,850
                                             ========      ========      ========       ========      ========

(1) Primarily the translation effect of using the average exchange rate for expense items and the year-ended exchange rate for the balance sheet item (allowance account).

                              ELECTRONIC ARTS INC.
                          2001 FORM 10-K ANNUAL REPORT

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                            EXHIBIT TITLE
------                            -------------

10.03    Description of Registrant's FY 2002 Executive Bonus Plan

10.46 Amendment No. 1 to Amended and Restated Credit Agreement by and among Flatirons Funding LP and The Dai-Ichi Kangyo Bank, Limited, New York Branch, dated February 21, 2001.

10.47 Residential Purchase Agreement by and between Registrant and John Riccitiello, dated August 14, 2000.

10.48 Office Service Agreement by and between Pogo.com Inc and 300 California Associates, LLC, dated September 17, 1999.

10.49 Office Lease Agreement by and between Pogo.com Inc and Fifth Avenue LLC, dated May 5, 2000.

10.50 Office Lease Agreement by and between Registrant and California Plaza of Walnut Creek, Inc., dated February 1, 2001.

21.01    Subsidiaries of the Registrant

23.01    Consent of KPMG,  LLP, Independent Auditors