Form 10-Q
period 2001-06-30
ELECTRONIC ARTS INC
filed 2001-08-14
CIK 712515

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
            For the Transition Period from __________ to _________

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

                         YES    X                 NO
                              -----                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
       Class of Common Stock          Par Value        August 9, 2001
       ---------------------          ---------        --------------
       Class A common stock           $0.01            136,624,162

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES

                                     INDEX

Part I - Financial Information                                            Page
------------------------------                                            ----

Item 1.     Consolidated Financial Statements

              Consolidated Balance Sheets at
               June 30, 2001 and March 31, 2001                             3

              Consolidated Statements of Operations for the Three Months
               Ended June 30, 2001 and 2000                                 4

              Consolidated Statements of Cash Flows for
               the Three Months Ended June 30, 2001 and 2000                5

              Notes to Consolidated Financial Statements                    7

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 18

Item 3.     Quantitative and Qualitative Disclosures About Market Risk     38

Part II - Other Information
---------------------------

Item 1.     Legal Proceedings                                              40

Item 4.     Submission of Matters to a Vote of Security Holders            40

Item 6.     Exhibits and Reports on Form 8-K                               40

Signatures                                                                 41
----------

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (unaudited)

                                                                                      June 30,       March 31,
                                                                                        2001           2001
                                                                                    ---------------------------
                                     ASSETS

Current assets:
  Cash, cash equivalents and short-term investments                                  $  460,194      $  466,492
  Marketable securities                                                                   8,768          10,022
  Receivables, less allowances of $84,596 and $89,833, respectively                      76,991         174,449
  Inventories, net                                                                       16,020          15,686
  Deferred income taxes                                                                  56,807          57,082
  Other current assets                                                                  114,826          94,996
                                                                                     ----------      ----------
   Total current assets                                                                 733,606         818,727

Property and equipment, net                                                             337,358         337,199
Long-term investments                                                                     8,400           8,400
Investments in affiliates                                                                15,686          19,052
Goodwill and other intangibles, net                                                     130,278         136,764
Long-term deferred taxes                                                                  2,875           2,926
Other assets                                                                             60,775          55,850
                                                                                     ----------      ----------
                                                                                     $1,288,978      $1,378,918
                                                                                     ==========      ==========

            LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                   $   59,168      $   73,061
  Accrued and other liabilities                                                         187,837         266,965
                                                                                     ----------      ----------
   Total current liabilities                                                            247,005         340,026

Minority interest in consolidated joint venture                                           4,310           4,545

Stockholders' equity:
  Preferred stock, $0.01 par value.  Authorized 10,000,000 shares                             -               -
  Common stock
   Class A common stock, $0.01 par value.  Authorized 400,000,000 shares;
    issued and outstanding 136,415,329 and 134,714,464 shares, respectively               1,364           1,347
   Class B common stock, $0.01 par value.  Authorized 100,000,000 shares;
    issued and outstanding 6,250,000 shares                                                  63              63
  Paid-in capital                                                                       588,738         540,354
  Retained earnings                                                                     460,032         505,286
  Accumulated other comprehensive loss                                                  (12,534)        (12,703)
                                                                                     ----------      ----------
   Total stockholders' equity                                                         1,037,663       1,034,347
                                                                                     ----------      ----------
                                                                                     $1,288,978      $1,378,918
                                                                                     ==========      ==========

          See accompanying notes to consolidated financial statements.

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                                                  Three Months Ended
                                                                                        June 30,
                                                                                2001                   2000
                                                                              -------------------------------
Net revenues                                                                  $181,950               $154,799
Cost of goods sold                                                              89,029                 77,952
                                                                              --------               --------
  Gross profit                                                                  92,921                 76,847
                                                                              --------               --------
Operating expenses:
 Marketing and sales                                                            40,804                 35,193
 General and administrative                                                     23,215                 22,209
 Research and development                                                       90,805                 79,168
 Amortization of intangibles                                                     6,475                  4,654
                                                                              --------               --------
   Total operating expenses                                                    161,299                141,224
                                                                              --------               --------
  Operating loss                                                               (68,378)               (64,377)
Interest and other income, net                                                   2,717                  3,836
                                                                              --------               --------
  Loss before benefit from income taxes and minority interest                  (65,661)               (60,541)
Benefit from income taxes                                                      (20,355)               (18,768)
                                                                              --------               --------
  Loss before minority interest                                                (45,306)               (41,773)
Minority interest in consolidated joint venture                                     52                   (498)
                                                                              --------               --------
      Net loss                                                                $(45,254)              $(42,271)
                                                                              =========              ========
Class A common stock:
Net loss:
 Basic                                                                        $(39,375)              $(38,614)
                                                                              =========              ========
 Diluted                                                                      $(45,254)              $(42,271)
                                                                              =========              ========
Net loss per share:
 Basic                                                                        $  (0.29)              $  (0.30)
 Diluted                                                                      $  (0.33)              $  (0.33)
Number of shares used in computation:
 Basic                                                                         135,730                129,135
 Diluted                                                                       136,382                129,787

Class B common stock:
Net loss, net of retained interest in EA.com                                  $ (5,879)              $ (3,657)
                                                                              =========              ========
Net loss per share:
 Basic                                                                        $  (0.98)              $  (0.61)
 Diluted                                                                      $  (0.98)              $  (0.61)
Number of shares used in computation:
 Basic                                                                           6,020                  6,000
 Diluted                                                                         6,020                  6,000

          See accompanying notes to consolidated financial statements.

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)

                                                                            Three Months
                                                                            Ended June 30,
                                                                    2001                 2000
                                                                    ---------------------------

Operating activities:
 Net loss                                                           $(45,254)          $(42,271)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Minority interest in consolidated joint venture                     (52)               498
     Equity in net loss of affiliates                                    290                600
     Gain on sale of affiliate                                          (200)                 -
     Depreciation and amortization                                    22,889             15,024
     Carriage fee amortization                                         4,466                  -
     Loss on sale of fixed assets                                        221                108
     Provision for doubtful accounts                                   1,144                725
     Tax benefit from exercise of stock options                       14,441                  -
     Change in assets and liabilities:
       Receivables                                                    96,314            148,388
       Inventories                                                      (334)            (2,719)
       Other assets                                                  (29,275)            (2,382)
       Accounts payable                                              (13,893)           (50,130)
       Accrued and other liabilities                                 (81,003)           (65,640)
       Deferred income taxes                                              61                 84
                                                                    --------           --------
         Net cash provided by (used in) operating activities         (30,185)             2,285
                                                                    --------           --------
Investing activities:
 Proceeds from sale of property and equipment                            165                317
 Purchase of marketable securities, net                                    -                (12)
 Proceeds from sale of affiliate                                         570                  -
 Capital expenditures                                                (15,030)           (50,668)
 Investment in affiliates, net                                         3,021              2,221
 Change in short-term investments, net                               (16,375)             1,018
                                                                    --------           --------
         Net cash used in investing activities                       (27,649)           (47,124)
                                                                    --------           --------
Financing activities:
 Proceeds from sales of Class A shares through employee stock
      plans and other plans                                           33,960              6,577
                                                                    --------           --------
         Net cash provided by financing activities                    33,960              6,577
                                                                    --------           --------
Translation adjustment                                                 1,285             (3,547)
                                                                    --------           --------
Decrease in cash and cash equivalents                                (22,589)           (41,809)
Beginning cash and cash equivalents                                  419,812            246,265
                                                                    --------           --------
Ending cash and cash equivalents                                     397,223            204,456
Short-term investments                                                62,971             92,488
                                                                    --------           --------
Ending cash, cash equivalents and short-term investments            $460,194           $296,944
                                                                    ========           ========

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)
                                  (unaudited)

                                                                            Three Months
                                                                            Ended June 30,
                                                                    2001                 2000
                                                                    ---------------------------
Supplemental cash flow information:
----------------------------------
 Cash paid during the year for income taxes                         $ 2,719            $ 3,641
                                                                    =======            =======
Non-cash investing activities:
-----------------------------
 Change in unrealized appreciation of investments and marketable
  securities                                                        $(1,883)           $(1,116)
                                                                    =======            =======


          See accompanying notes to consolidated financial statements.

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 1. Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. Certain amounts have been reclassified to conform to the fiscal 2002 presentation.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Electronic Arts Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 2001 as filed with the Securities and Exchange Commission ("Commission") on June 29, 2001.

Note 2. Fiscal Year and Fiscal Quarter

The Company's fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to March 31 in each year. The results of operations for fiscal 2002 will contain 52 weeks. The results of operations for fiscal 2001 contained 53 weeks. Accordingly, the results of operations for the fiscal quarters ended June 30, 2001 and 2000 contain 13 weeks and 14 weeks, respectively. For clarity of presentation, all fiscal periods are treated as ending on a calendar month end.

Note 3. Tracking Stock

On March 22, 2000, the shareholders of Electronic Arts authorized the issuance of a new series of common stock, designated as Class B common stock ("Tracking Stock"). The Tracking Stock is intended to reflect the performance of Electronic Arts' online and e-Commerce division ("EA.com"). As a result of the approval of the Tracking Stock Proposal, Electronic Arts' existing common stock has been re-classified as Class A common stock and that stock reflects the performance of Electronic Arts' other businesses ("EA Core").

Note 4. Common Stock

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

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

Class A Equity Incentive Plan

At the Company's Annual Meeting of Stockholders, held on August 1, 2001, the stockholders elected to amend the 2000 Class A Equity Incentive Plan to increase by 6,000,000 the number of shares of the Company's Class A common stock reserved for issuance under the Plan.

Note 5. Prepaid Royalties

Prepaid royalties consist primarily of prepayments for manufacturing royalties, original equipment manufacturer (OEM) fees and license fees paid to celebrities
and professional sports organizations for use of their trade name.   Also
included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual or effective royalty rate as cost of goods sold based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly and charges to the Statement of Operations any amounts that management deems unlikely to be realized through product sales. Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year. The current portion of prepaid royalties, included in other current assets, was $65,029,000 and $46,264,000 at June 30, 2001 and March 31, 2001, respectively.
The long-term portion of prepaid royalties, included in other assets, was $17,150,000 and $9,664,000 at June 30, 2001 and March 31, 2001, respectively.

Note 6. Inventories

Inventories are stated at the lower of cost or market. Inventories at June 30, 2001 and March 31, 2001 consisted of (in thousands):

--------------------------------------------------------------------------------
                                              June 30, 2001      March 31, 2001
Raw materials and work in process                   $ 1,276             $   976
Finished goods                                       14,744              14,710
--------------------------------------------------------------------------------
                                                    $16,020             $15,686
--------------------------------------------------------------------------------

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

Note 7. Accrued and Other Liabilities

Accrued and other liabilities at June 30, 2001 and March 31, 2001 consisted of (in thousands):

--------------------------------------------------------------------------------
                                                June 30, 2001    March 31, 2001
Accrued expenses                                     $ 60,489          $ 67,957
Accrued compensation and benefits                      51,496            75,603
Accrued royalties                                      48,966            55,997
Deferred revenue                                       14,964            16,967
Warranty reserve                                        7,972             8,070
Accrued income taxes                                    3,950            42,371
--------------------------------------------------------------------------------
                                                     $187,837          $266,965
--------------------------------------------------------------------------------

Note 8. Segment Information

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of An Enterprise And Related Information", establishes standards for the reporting by public business enterprises of information about operating segments, product lines, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product lines for purposes of making operating decisions and assessing financial performance.

The Company operates in two principal business segments globally:

 . EA Core business segment: creation, marketing and distribution of entertainment software.

 . EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

Please see the discussion regarding segment reporting in the MD&A.

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)


Information about the Company's business segments is presented below for the three months ended June 30, 2001 and 2000 (in thousands):

----------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended June 30, 2001
                                                   EA Core                        Adjustments and
                                            (excl. EA.com)           EA.com          Eliminations         Electronic Arts
----------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers       $  165,551          $ 16,399             $      -               $  181,950
Group sales                                           518                 -                 (518)    (a)                -
----------------------------------------------------------------------------------------------------------------------------
     Total net revenues                           166,069            16,399                 (518)                 181,950
----------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers     85,937             3,092                    -                   89,029
Group cost of goods sold                                -               518                 (518)    (a)                -
----------------------------------------------------------------------------------------------------------------------------
     Total cost of goods sold                      85,937             3,610                 (518)                  89,029
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                       80,132            12,789                    -                   92,921
Operating expenses:
     Marketing and sales                           30,831             5,507                4,466     (c)           40,804
     General and administrative                    20,267             2,948                    -                   23,215
     Research and development                      55,383            15,633               19,789     (b)           90,805
     Network development and support                    -            16,875              (16,875)    (b)                -
     Customer relationship management                   -             2,914               (2,914)    (b)                -
     Carriage fee                                       -             4,466               (4,466)    (c)                -
     Amortization of intangibles                    3,205             3,270                    -                    6,475
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                          109,686            51,613                    -                  161,299
----------------------------------------------------------------------------------------------------------------------------
Operating loss                                    (29,554)          (38,824)                   -                  (68,378)
Interest and other income (expense), net            3,089              (372)                   -                    2,717
----------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income
      taxes and minority interest                 (26,465)          (39,196)                   -                  (65,661)
Benefit from income taxes                         (20,355)                -                    -                  (20,355)
----------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                      (6,110)          (39,196)                   -                  (45,306)
Minority interest in consolidated joint
 venture                                               52                 -                    -                       52
----------------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com    $   (6,058)         $(39,196)            $      -               $  (45,254)
============================================================================================================================
Interest income                                $    5,168          $     19             $      -               $    5,187
Depreciation and amortization                      11,463            11,426                    -                   22,889
Identifiable assets                             1,083,923           205,055                    -                1,288,978
Capital expenditures                                7,833             7,197                    -                   15,030

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

----------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended June 30, 2000
                                                   EA Core                        Adjustments and
                                            (excl. EA.com)           EA.com          Eliminations         Electronic Arts
----------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers         $146,046          $  8,753               $     -              $  154,799
Group sales                                           360                 -                  (360)    (a)               -
----------------------------------------------------------------------------------------------------------------------------
     Total net revenues                           146,406             8,753                  (360)                154,799
----------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers     76,499             1,453                     -                  77,952
Group cost of goods sold                                -               360                  (360)    (a)               -
----------------------------------------------------------------------------------------------------------------------------
     Total cost of goods sold                      76,499             1,813                  (360)                 77,952
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                       69,907             6,940                     -                  76,847
Operating expenses:
     Marketing and sales                           33,260             1,933                     -                  35,193
     General and administrative                    19,747             2,462                     -                  22,209
     Research and development                      53,659            16,492                 9,017     (b)          79,168
     Network development and support                    -             7,438                (7,438)    (b)               -
     Customer relationship management                   -             1,579                (1,579)    (b)               -
     Amortization of intangibles                    3,240             1,414                     -                   4,654
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                          109,906            31,318                     -                 141,224
----------------------------------------------------------------------------------------------------------------------------
Operating loss                                    (39,999)          (24,378)                    -                 (64,377)
Interest and other income (expense), net            3,841                (5)                    -                   3,836
----------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income
      taxes and minority interest                 (36,158)          (24,383)                    -                 (60,541)
Benefit from income taxes                         (18,768)                -                     -                 (18,768)
----------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                     (17,390)          (24,383)                    -                 (41,773)
Minority interest in consolidated joint
 venture                                             (498)                -                     -                    (498)
----------------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com      $(17,888)         $(24,383)              $     -              $  (42,271)
============================================================================================================================
Interest income                                  $  4,317          $     28               $     -              $    4,345
Depreciation and amortization                      10,164             4,860                     -                  15,024
Identifiable assets                               892,731           144,263                     -               1,036,994
Capital expenditures                               14,130            36,538                     -                  50,668

     (a) Represents elimination of intercompany sales of EA Core packaged goods products to EA.com, and represents elimination of royalties paid to EA Core by EA.com for intellectual property rights.
     (b) Represents reclassification of Network Development and Support and Customer Relationship Management to Research and Development.
     (c) Represents reclassification of amortization of the Carriage Fee to Marketing and Sales.

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

Information about the Company's operations in the North America and foreign areas for the three months ended June 30, 2001 and 2000 is presented below:


---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                        Asia
                                                                   Pacific
                                        North                   (excluding
                                      America      Europe           Japan)     Japan    Eliminations         Total
                                   ----------------------------------------------------------------------------------
Three months ended June 30, 2001
--------------------------------
Net revenues from unaffiliated
 customers                           $103,062    $ 59,812          $10,051   $ 9,025        $      -    $  181,950
Intercompany revenues                   1,515       4,552            1,373      (176)         (7,264)            -
                                   ----------------------------------------------------------------------------------
  Total net revenues                  104,577      64,364           11,424     8,849          (7,264)      181,950
                                   ----------------------------------------------------------------------------------
Operating income (loss)               (65,718)     (3,640)               4       160             816       (68,378)
Interest income                         4,583         536               68         -               -         5,187
Depreciation and amortization          19,815       2,760              166       148               -        22,889
Identifiable assets                   971,686     277,142           20,883    19,267               -     1,288,978
Capital expenditures                   13,523       1,053              152       302               -        15,030
Long-lived assets                     351,942     155,718            4,094     4,154               -       515,908

Three months ended June 30, 2000
--------------------------------
Net revenues from unaffiliated
 customers                           $ 71,756    $ 51,894          $12,112   $19,037        $      -    $  154,799
Intercompany revenues                   3,976       4,481            4,018         -         (12,475)            -
                                   ----------------------------------------------------------------------------------
  Total net revenues                   75,732      56,375           16,130    19,037         (12,475)      154,799
                                   ----------------------------------------------------------------------------------
Operating income (loss)               (46,500)    (22,869)           1,417     2,597             978       (64,377)
Interest income                         3,134       1,106              105         -               -         4,345
Depreciation and amortization          12,470       2,249              138       167               -        15,024
Identifiable assets                   669,655     316,441           25,532    25,366               -     1,036,994
Capital expenditures                   41,793       8,425              376        74               -        50,668
Long-lived assets                     285,386     154,849            3,928     4,111               -       448,274
---------------------------------------------------------------------------------------------------------------------

Information about the Company's net revenues by product line for the three months ended June 30, 2001 and 2000 is presented below:

----------------------------------------------------------------
(In thousands)                            Three Months Ended
                                                June 30,
                                          2001            2000
----------------------------------------------------------------
PC                                    $ 70,074        $ 70,357
PlayStation 2                           50,519          10,281
PlayStation                             14,042          29,501
Online Subscriptions                     7,956           8,311
Advertising                              7,661               -
License, OEM and Other                   4,290           3,424
N64                                      2,402             606
Affiliated label                        25,006          32,319
----------------------------------------------------------------
                                      $181,950        $154,799
----------------------------------------------------------------

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

Note 9. Comprehensive Loss

The components of comprehensive loss, net of tax, for the three months ended June 30, 2001 and 2000 were as follows (in thousands):

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                               June 30,
                                                          2001            2000
--------------------------------------------------------------------------------
Net loss                                              $(45,254)       $(42,271)
--------------------------------------------------------------------------------
Other comprehensive income (loss):
 Change in unrealized depreciation of
  investments, net of tax benefit of $(584) and
  $(346)                                                (1,299)           (770)
 Foreign currency translation adjustments                1,468          (3,570)
--------------------------------------------------------------------------------
Total other comprehensive income (loss)                    169          (4,340)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Total comprehensive loss                              $(45,085)       $(46,611)
--------------------------------------------------------------------------------

The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Note 10. Net Loss Per Share

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

Net loss per share is computed individually for Class A common stock and Class B common stock. Please see the discussion regarding segment reporting in the MD&A.

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(in thousands, except per share amounts):

----------------------------------------------------------------------------------------------------
                                                     Three months ended June 30, 2001
                                         Class A common         Class A common           Class B
                                          stock-Basic           stock-Diluted           common stock
----------------------------------------------------------------------------------------------------
Net loss before retained
  interest in EA.com                          $ (6,058)              $(45,254)           $(39,196)
Net loss related to retained interest
  in EA.com                                    (33,317)                     -              33,317
----------------------------------------------------------------------------------------------------
Net loss                                      $(39,375)              $(45,254)           $ (5,879)
----------------------------------------------------------------------------------------------------
Shares used to compute net
  loss per share:
Weighted-average common shares                 135,730                135,730               6,020
Dilutive stock equivalents                           -                    652                   -
----------------------------------------------------------------------------------------------------
Dilutive potential common shares               135,730                136,382               6,020
====================================================================================================
Net loss per share:
Basic                                           $(0.29)                   N/A              $(0.98)
Diluted                                            N/A                 $(0.33)             $(0.98)
----------------------------------------------------------------------------------------------------

(in thousands, except per share amounts):

----------------------------------------------------------------------------------------------------
                                                     Three months ended June 30, 2000
                                         Class A common         Class A common          Class B
                                          stock-Basic           stock-Diluted         common stock
----------------------------------------------------------------------------------------------------
Net loss before retained
  interest in EA.com                         $(17,888)              $(42,271)           $(24,383)
Net loss related to retained interest
   in EA.com                                  (20,726)                     -              20,726
----------------------------------------------------------------------------------------------------
Net loss                                     $(38,614)              $(42,271)           $ (3,657)
----------------------------------------------------------------------------------------------------

Shares used to compute net
     loss per share:
Weighted-average common shares                129,135                129,135               6,000
Dilutive stock equivalents                          -                    652                   -
----------------------------------------------------------------------------------------------------
Dilutive potential common shares              129,135                129,787               6,000
====================================================================================================
----------------------------------------------------------------------------------------------------
Net loss per share:
Basic                                          $(0.30)                   N/A              $(0.61)
Diluted                                           N/A                 $(0.33)             $(0.61)
----------------------------------------------------------------------------------------------------

The Diluted EPS calculation for Class A common stock, presented above, includes the potential dilution from the conversion of Class B common stock to Class A common stock in the event that the initial public offering for Class B common stock does not occur. Net loss

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

used for the calculation of Diluted EPS for Class A common stock was $45,254,000 and $42,271,000 for the three months ended June 30, 2001 and 2000, respectively. This net loss includes the remaining 15% interest in EA.com, which is directly attributable to outstanding Class B shares owned by third parties, which would be included in the Class A common stock EPS calculation in the event that the initial public offering for Class B common stock does not occur.

Due to the net loss attributable for the three months ended June 30, 2001 and 2000 on a diluted basis to Class A Stockholders, stock options have been excluded from the Diluted EPS calculation as their inclusion would have been antidilutive. Had net income been reported for these periods, an additional 6,115,000 and 4,991,000 shares would have been added to diluted potential common shares for Class A common stock for the three months ended June 30, 2001 and 2000, respectively.

Due to the net loss attributable for the three months ended June 30, 2001 and 2000 on a diluted basis to Class B Stockholders, stock options have been excluded from the Diluted EPS calculation as their inclusion would have been antidilutive. Had net income been reported for the three months ended June 30, 2001, an additional 932,000 shares would have been added to diluted potential common shares for Class B common stock. For the three months ended June 30, 2000, no additional shares would have been added to diluted potential common shares for Class B common stock.

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

Note 11. Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" which establishes accounting and reporting standards for derivative instruments and hedging activities. The terms of SFAS 133 and SFAS 138 are effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company utilizes fair value foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies. The Company adopted SFAS 133 on April 1, 2001. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial position or results of operations.

In April 2001, the Emerging Issues Task Force issued No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. The consensus should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. The Company is currently evaluating the impact of this consensus on its Statements of Operations.

In June 2001, the FASB issued SFAS 141 "Business Combinations", which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations", and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for using one method, the purchase method. This Statement requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria--the contractual-legal criterion or the separability criterion. SFAS 141 also requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This Statement does not change many of the provisions of APB 16 and SFAS 38 related to the application of the

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

purchase method. Also, SFAS 141 does not change the requirement to write off certain research and development assets acquired in a business combination as required by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method". The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which supersedes APB 17, "Intangible Assets". SFAS 142 addresses the accounting treatment for goodwill and other intangible assets acquired individually or with a group of other assets upon their acquisition, but not acquired in a business combination. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. However, equity-method goodwill is not subject to the new impairment rules. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. The terms of SFAS 142 are effective as of the beginning of the first quarter of the fiscal year beginning after December 15, 2001. Certain provisions of SFAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The Company is currently determining the effect of SFAS 142 on its financial statements.

ITEM 2: Management's Discussion and Analysis Of Financial Condition and Results Of Operations

This Quarterly Report, on Form 10-Q and, in particular, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results and performance include, but are not limited to, those discussed under the heading "Risk Factors" at pages 30 to 37, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001 as filed with the Securities and Exchange Commission on June 29, 2001 and other documents filed with the Commission.

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

Information about our net revenues for North America and foreign areas for the three months ended June 30, 2001 and 2000 is summarized below (in thousands):

                           June 30,      June 30,     Increase/
                             2001          2000      (Decrease)     % change
-----------------------------------------------------------------------------

North America              $103,062      $ 71,756     $ 31,306          43.6%
-----------------------------------------------------------------------------

Europe                       59,812        51,894        7,918          15.3%
Asia Pacific                 10,051        12,112       (2,061)        (17.0%)
Japan                         9,025        19,037      (10,012)        (52.6%)
-----------------------------------------------------------------------------
International                78,888        83,043       (4,155)         (5.0%)
-----------------------------------------------------------------------------
Consolidated Net Revenues  $181,950      $154,799     $ 27,151          17.5%
=============================================================================

North America Net Revenues

The increase in North America net revenues for the three months ended June 30, 2001 compared to the same period last year was primarily attributable to:

 . PlayStation 2 revenues of $35,754,000 for the quarter from titles such as NBA Street, Rumble Racing, Madden NFL 2001 and Tiger Woods PGA Tour 2001.

 . Advertising revenues of $7,661,000 were generated for the quarter. We commenced generating advertising revenues immediately following the launch of our gamesite on the world wide web in October 2000. In addition, advertising revenues were generated from Pogo Corporation's ("Pogo") websites subsequent to the February 2001 acquisition.

 . These increases were partially offset by a decrease in AL revenues primarily due to the strong shipment of titles published by Square EA in the prior year.

International Net Revenues

The decrease in international net revenues for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 was attributable to the following:

 . Japan's net revenues decreased 53% compared to the prior year primarily due to no new products shipping in the quarter and the strong sales of our first PlayStation 2 title FIFA Soccer World Championship in the prior year, as well as a significant decrease in PlayStation revenues due to the console transition, no new products for the PlayStation and weakness in the Yen currency. Japan did not benefit from our primary PlayStation 2 release during the quarter, NBA Street, which did not ship in their market.

 . Asia Pacific's net revenues decreased as PlayStation 2 revenues did not offset the decline in PlayStation revenues. Asia Pacific did not benefit from our primary PlayStation 2 release during the quarter, NBA Street, which did not ship in their market. In addition, revenues were negatively affected by exchange rate differences relative to the dollar.

 . Offset by Europe's increase in net revenue by 15% primarily due to PlayStation 2 sales and higher AL sales partially offset by the expected decrease of revenues from PlayStation.

Information about our worldwide net revenues by product line for the three months ended June 30, 2001 and 2000 is presented below (in thousands):

                              June 30,      June 30,     Increase/
                                2001          2000      (Decrease)    % change
                             ---------------------------------------------------
EA Studio:
----------
PC                            $ 70,074      $ 70,357     $   (283)       (0.4%)
PlayStation 2                   50,519        10,281       40,238       391.4%
PlayStation                     14,042        29,501      (15,459)      (52.4%)
Online Subscriptions             7,956         8,311         (355)       (4.3%)
Advertising                      7,661             -        7,661         N/A
N64                              2,402           606        1,796       296.4%
License, OEM and Other           4,290         3,424          866        25.3%
                             ---------------------------------------------------
                               156,944       122,480       34,464        28.1%
Affiliated Label:               25,006        32,319       (7,313)      (22.6%)
-----------------            ---------------------------------------------------
Consolidated Net Revenues     $181,950      $154,799     $ 27,151        17.5%
                             ===================================================

Personal Computer Product Net Revenues

PC sales in the quarter were relatively flat compared to the same quarter last year. The release of Emperor: Battle for Dune in addition to the strong catalogue sales of Black & White and The Sims: House Party compared to strong sales of The Sims, Euro 2000, SimCity 3000 Unlimited and Shogun: Total War in the prior year. In addition, we released one PC title in the first quarter of the current fiscal year compared to four PC titles for the same period last year.

Due to the sales of The Sims in fiscal 2001, we expect revenues from PC products to be flat or lower in fiscal 2002.

PlayStation 2 Product Net Revenues

We released two titles in North America and Europe in the first quarter of fiscal 2002 compared to one title released only in Japan for the same period last year for the PlayStation 2. Releases for the quarter were NBA Street and
Rumble Racing.   Revenues increased due to the higher number of new and
catalogue titles shipping worldwide in the current quarter compared to the one title shipping in Japan in the same period last year. We expect revenues from PlayStation 2 products to continue to grow in fiscal 2002.

PlayStation Product Net Revenues

We did not release any titles for the PlayStation console during the first quarter of fiscal 2002 compared to one title released in the first quarter of fiscal 2001. The expected decrease in PlayStation product sales was attributable to no new titles released during the first quarter of the current year as compared to one title shipped in the same period last year and general PlayStation market decline as this platform is replaced by the PlayStation 2.

Sony released the PlayStation 2 worldwide in the prior year. Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of current PlayStation products to continue to decline significantly in fiscal 2002. We expect to ship significantly fewer products for the PlayStation than in the prior year.

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

Online Subscription Net Revenues
The slight decrease in online revenues for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 was attributable to the following:

     . A decrease for Kesmai and Worldplay online games. Revenues associated with these services declined as the majority of the products have been converted into our advertising-supported free offerings, incorporated into our bundled subscription offerings, or gradually shut-down.

     . Offset by an increase of online subscription revenues primarily from Ultima Online and other products. At the end of the quarter, there were approximately 210,000 subscribers to Ultima Online compared to approximately 160,000 subscribers in the prior year.

Advertising Revenues

We commenced generating advertising revenues in the third quarter of the prior fiscal year following the launch of our gamesite on the world wide web in October 2000. We also generated advertising revenues from Pogo's websites subsequent to the February 2001 acquisition.

Nintendo 64 Product Net Revenues

The increase in N64 revenues for the three months ended June 30, 2001 compared to the same period last year was primarily due to the strong catalogue sales of The World Is Not Enough. Although revenues increased in the current quarter compared to the same period in the prior year, we expect revenues from N64 products to decline significantly in fiscal 2002.

Under the terms of the N64 Agreement, we engage Nintendo to manufacture our N64 cartridges for distribution by us. Accordingly, we have little ability to control our supply of N64 cartridges or the timing of their delivery. A shortage of microchips or other factors outside our control could impair our ability to obtain an adequate supply of cartridges.

License, OEM and Other Revenues

The increase in license, OEM and other revenues was primarily a result of higher revenues from sales of cluebooks.

Affiliated Label Product Net Revenues

AL product sales decreased during the current quarter compared to the same period last year due to lower sales in North America partially offset by higher sales in Europe. This decrease was mainly due to a decrease in revenues generated from the distribution of titles by Square EA and fewer titles released in the current year as compared to the same period last year.

Operations by Segment

The series of common stock designated as Class B (see Note 3) was approved to reflect the performance of EA.com. Accordingly, management considers EA.com to be a separate reportable segment. We operate in two principal business segments globally:

     . Electronic Arts Core ("EA Core") business segment: creation, marketing and distribution of entertainment software.

     . EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

EA.com, a division of Electronic Arts Inc., represents Electronic Arts' online and e-Commerce businesses. EA.com's business includes subscription revenues collected for Internet game play on our websites, website advertising, sales of packaged goods for Internet-only based games and sales of Electronic Arts games sold through the EA.com web store. The Consolidated Statements of Operations includes all revenues and costs directly attributable to EA.com, including charges for shared facilities, functions and services used by EA.com and provided by EA Core. Certain costs and expenses have been allocated based on management's estimates of the cost of services provided to EA.com by EA Core.

Information about our operations by segment for the three months ended June 30, 2001 and 2000 is presented below (in thousands):

--------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended June 30, 2001
                                                    EA Core                    Adjustments and
                                             (excl. EA.com)          EA.com       Eliminations       Electronic Arts
--------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers           $165,551        $ 16,399           $      -              $181,950
Group sales                                             518               -               (518)  (a)               -
--------------------------------------------------------------------------------------------------------------------
     Total net revenues                             166,069          16,399               (518)              181,950
--------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers       85,937           3,092                  -                89,029
Group cost of goods sold                                  -             518               (518)  (a)               -
--------------------------------------------------------------------------------------------------------------------
     Total cost of goods sold                        85,937           3,610               (518)               89,029
--------------------------------------------------------------------------------------------------------------------
Gross profit                                         80,132          12,789                  -                92,921
Operating expenses:
   Marketing and sales                               30,831           5,507              4,466   (c)          40,804
   General and administrative                        20,267           2,948                  -                23,215
   Research and development                          55,383          15,633             19,789   (b)          90,805
   Network development and support                        -          16,875            (16,875)  (b)               -
   Customer relationship management                       -           2,914             (2,914)  (b)               -
   Carriage fee                                           -           4,466             (4,466)  (c)               -
   Amortization of intangibles                        3,205           3,270                  -                 6,475
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                            109,686          51,613                  -               161,299
--------------------------------------------------------------------------------------------------------------------
Operating loss                                      (29,554)        (38,824)                 -               (68,378)
Interest and other income (expense), net              3,089            (372)                 -                 2,717
--------------------------------------------------------------------------------------------------------------------
Loss before benefit from income
  taxes and minority interest                       (26,465)        (39,196)                 -               (65,661)
Benefit from income taxes                           (20,355)              -                  -               (20,355)
--------------------------------------------------------------------------------------------------------------------
Loss before minority interest                        (6,110)        (39,196)                 -               (45,306)
Minority interest in consolidated joint venture          52               -                  -                    52
--------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com        $ (6,058)       $(39,196)          $      -              $(45,254)
====================================================================================================================

Allocation of retained interest (in thousands):

-----------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended June 30, 2001
                                                       EA Core                    Adjustments and
                                                (excl. EA.com)          EA.com       Eliminations       Electronic Arts
-----------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com          $ (6,058)         $(39,196)          $     -              $(45,254)
Net loss related to retained interest in EA.com       (33,317)           33,317                 -                     -
-----------------------------------------------------------------------------------------------------------------------
Net loss                                             $(39,375)         $ (5,879)          $     -              $(45,254)
=======================================================================================================================

-------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended June 30, 2000
                                                     EA Core                  Adjustments and
                                              (excl. EA.com)         EA.com      Eliminations       Electronic Arts
-------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers            $146,046       $  8,753           $     -              $154,799
Group sales                                              360              -              (360)  (a)               -
-------------------------------------------------------------------------------------------------------------------
     Total net revenues                              146,406          8,753              (360)              154,799
-------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers        76,499          1,453                 -                77,952
Group cost of goods sold                                   -            360              (360)  (a)               -
-------------------------------------------------------------------------------------------------------------------
     Total cost of goods sold                         76,499          1,813              (360)               77,952
-------------------------------------------------------------------------------------------------------------------
Gross profit                                          69,907          6,940                 -                76,847
Operating expenses:
  Marketing and sales                                 33,260          1,933                 -                35,193
  General and administrative                          19,747          2,462                 -                22,209
  Research and development                            53,659         16,492             9,017   (b)          79,168
  Network development and support                          -          7,438            (7,438)  (b)               -
  Customer relationship management                         -          1,579            (1,579)  (b)               -
  Amortization of intangibles                          3,240          1,414                 -                 4,654
-------------------------------------------------------------------------------------------------------------------
Total operating expenses                             109,906         31,318                 -               141,224
-------------------------------------------------------------------------------------------------------------------
Operating loss                                       (39,999)       (24,378)                -               (64,377)
Interest and other income (expense), net               3,841             (5)                -                 3,836
-------------------------------------------------------------------------------------------------------------------
Loss before benefit from income
  taxes and minority interest                        (36,158)       (24,383)                -               (60,541)
Benefit from income taxes                            (18,768)             -                 -               (18,768)
-------------------------------------------------------------------------------------------------------------------
Loss before minority interest                        (17,390)       (24,383)                -               (41,773)
Minority interest in consolidated joint venture         (498)             -                 -                  (498)
-------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com         $(17,888)      $(24,383)           $    -              $(42,271)
===================================================================================================================

Allocation of retained interest (in thousands):

-------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended June 30, 2000
                                                     EA Core                  Adjustments and
                                              (excl. EA.com)         EA.com      Eliminations       Electronic Arts
-------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com         $(17,888)      $(24,383)            $   -              $(42,271)
Net loss related to retained interest in EA.com      (20,726)        20,726                 -                     -
-------------------------------------------------------------------------------------------------------------------
Net loss                                            $(38,614)      $ (3,657)            $   -              $(42,271)
===================================================================================================================

(a) Represents elimination of intercompany sales of EA Core packaged goods products to EA.com, and represents elimination of royalties paid to EA Core by EA.com for intellectual property rights.
(b) Represents reclassification of Network Development and Support and Customer Relationship Management to Research and Development.
(c) Represents reclassification of amortization of the Carriage Fee to Marketing and Sales.

The following table presents pro-forma results of operations allocating taxes between EA Core and EA.com. Consolidated taxes have been allocated to EA Core and EA.com on a pro rata basis based on the consolidated effective tax rates, thereby giving EA.com the tax benefit of its losses which is utilized by the consolidated group. Such tax benefit could not be recognized by EA.com on a stand-alone basis. The sum of tax expense and tax benefit for EA Core and EA.com is the same as consolidated tax expense and tax benefit. This presentation represents how management analyzes each segment of the business (in thousands):

-------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended June 30, 2001
                                                     EA Core                  Adjustments and
                                              (excl. EA.com)         EA.com      Eliminations       Electronic Arts
-------------------------------------------------------------------------------------------------------------------
Loss before benefit from income taxes and
 minority interest                                  $(26,465)      $(39,196)           $    -              $(65,661)
Benefit from income taxes                             (8,204)       (12,151)                -               (20,355)
-------------------------------------------------------------------------------------------------------------------
Loss before minority interest                        (18,261)       (27,045)                -               (45,306)
Minority interest in consolidated joint
 venture                                                  52              -                 -                    52
-------------------------------------------------------------------------------------------------------------------
Net loss                                            $(18,209)      $(27,045)           $    -              $(45,254)
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended June 30, 2000
                                                     EA Core                  Adjustments and
                                              (excl. EA.com)         EA.com      Eliminations       Electronic Arts
-------------------------------------------------------------------------------------------------------------------
Loss before benefit from income taxes and
 minority interest                                  $(36,158)      $(24,383)           $    -              $(60,541)
Benefit from income taxes                            (11,209)        (7,559)                -               (18,768)
-------------------------------------------------------------------------------------------------------------------
Loss before minority interest                        (24,949)       (16,824)                -               (41,773)
Minority interest in consolidated joint venture         (498)             -                 -                  (498)
-------------------------------------------------------------------------------------------------------------------
Net loss                                            $(25,447)      $(16,824)           $    -              $(42,271)
===================================================================================================================

Costs and Expenses, Interest and Other Income, Net, Income Taxes and Net Loss
-----------------------------------------------------------------------------
for both EA Core and EA.com Segments
------------------------------------

Cost of Goods Sold.   Cost of goods sold for our packaged goods business
consists of actual product costs, royalties expense for celebrities, professional sports organizations and independent software developers, manufacturing royalties, expense for defective products and operations expense. Cost of goods sold for our subscription business consists primarily of data center and bandwidth costs associated with hosting our websites, credit card fees and royalties for use of EA and third party properties.

Marketing and Sales. Marketing and sales expenses consist of personnel related costs, advertising and marketing and promotional expenses. In addition, marketing and sales includes the amortization of the AOL carriage and revenue share fees ("Carriage Fee"), which began with the launch of EA.com in October 2000. The Carriage Fee is being amortized straight line over the term of the AOL agreement.

General and Administrative. General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting and allowances for bad debts.

Research and Development. Research and development expenses consist of personnel related costs, consulting and equipment depreciation, and customer relationship management expenses associated with Electronic Arts' product and online games. EA.com has research and development expenses incurred by Electronic Arts' studios consisting of direct development costs and related overhead costs (facilities, network and development management and supervision) in connection with the development and production of EA.com online games.

Network Development and Support. Network development and support costs consist of expenses associated with development of web content, depreciation on server equipment to support online games, network infrastructure direct expenses and depreciation, software licenses and maintenance, and network and management overhead.

Cost of Goods Sold. Cost of goods sold as a percentage of revenues decreased to 49% for the three months ended June 30, 2001 as compared to 50% for the three months ended June 30, 2000 due to:

 .  An increase, as a percentage of revenues, of higher margin PlayStation 2 products as compared to the prior year.
 . High margin advertising revenues for the three months ended June 30, 2001. . Offset by lower revenues and margins on the PlayStation products.
 . Offset by lower margins on PC products compared to the prior year due to high royalties on key products such as Black & White.

Marketing and Sales. Marketing and sales expenses increased in absolute dollars by 16% primarily attributed to:

 . Higher EA.com marketing and sales expenses due to increased staff required to support the live game sites, increased advertising campaigns promoting the Games Channel, and increased marketing and sales related headcount and expenditures associated with Pogo.
 .  The amortization of the AOL carriage fee which began with the launch of
   EA.com in October 2000.
 . Offset by lower advertising in Japan and Europe, due to large programs in the prior year for FIFA Soccer World Championship and Euro 2000.

General and Administrative. General and administrative expenses increased in absolute dollars by 5% primarily due to:

 .  Additional staff and administrative related costs associated with the acquisition of Pogo in February 2001.
 . An increase in the bad debt provision due to higher revenues in the current quarter compared to the same period last year.

Research and Development (excluding Network Development and Support and Customer Relationship Management). The increase in absolute dollars by 1% for research and development expenses (excluding network development and support and customer relationship management) was due to a slight increase in development spending for next generation console products including development for the PlayStation 2, Xbox and Nintendo Gamecube, offset by a slight decrease in write-offs of royalty advances as compared to the same period in the prior fiscal year.

Network Development and Support. Network development and support expenses increased in absolute dollars by 127% due to:

 .  Increased spending on our network infrastructure to support the growth of our live game sites.
 .  Increased headcount and network-related costs associated with Pogo.
 .  Depreciation of capitalized costs associated with the pre-launch network infrastructure build.
 . Immediate expense recognition of network infrastructure costs compared to the capitalization of costs prior to the EA.com gamesite launch in October 2000 as required under Statement of Position 98-1.

Customer Relationship Management. Customer relationship management expenses increased 85% due to the increased headcount to support the growth in the Ultima Online subscriber base and the increase in the number of free games and subscription offerings.

Amortization of Intangibles. The amortization of intangibles results primarily from the acquisitions of Westwood, Pogo, Kesmai, Dreamworks, ABC Software and other acquisitions. Amortization of intangibles was $3,205,000 for EA Core and $3,270,000 for EA.com for the three months ended June 30, 2001. The increase in the current quarter was due to the acquisition of Pogo.

Interest and Other Income, Net. Interest and other income, net, decreased in absolute dollars primarily due to a write-off of an investment in an affiliate in the current quarter.

Income Taxes. Our effective tax rate was 31% for the three months ended June 30, 2001 and 2000.

Net Loss. In absolute dollars, reported net loss increased primarily related to higher costs and expenses compared to the same period last year. The increase in expenses was due to the development of next generation console products in the Core business and the investment in EA.com, including higher network development and support costs for new online products and our game site and the Games Channel on the AOL service.

Excluding goodwill and non-cash charges in the amount of $4,949,000, net of taxes, in the current quarter, net loss would have been $40,305,000. Excluding goodwill and non-cash charges in the amount of $3,598,000, net of taxes in the prior year, net loss would have been $38,673,000.

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 2001, our working capital was $486,601,000 compared to $478,701,000 at March 31, 2001. Cash, cash equivalents and short-term investments decreased by approximately $6,298,000 during the three months ended June 30, 2001. We used $30,185,000 of cash from operations, $15,030,000 of cash in capital expenditures, offset by $33,960,000 of cash generated through the sale of equity securities under our stock plans during the three months ended June 30, 2001.

  Reserves for bad debts and sales returns decreased from $89,833,000 at March 31, 2001 to $84,596,000 at June 30, 2001. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

  Our principal source of liquidity is $460,194,000 in cash, cash equivalents and short-term investments and $8,768,000 in marketable securities. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements on both a short-term and long-term basis.

  Included in the amounts above is the following for the EA.com business:

 . With the exception of the proceeds from the sale of stock and warrant to AOL in fiscal 2000 in the amount of $20,000,000, to date, EA.com has been funded solely by Electronic Arts. This funding has been accounted for as capital contributions from Electronic Arts. Excess cash generated from operations is transferred to Electronic Arts, and has been accounted for as a return of capital. We anticipate these funding procedures will continue in the near-term. However, Electronic Arts may, at its discretion, provide funds to EA.com under a debt arrangement, instead of treating such funding as a capital contribution.

 . During the three months ended June 30, 2001, EA.com used $28,670,000 of cash in operations, $7,197,000 in capital expenditures for computer equipment, network infrastructure, internal use software and related third party software, offset by $36,349,000 provided through the capital contributions from Electronic Arts. As a result of the net operating loss generated, we realized a tax benefit of approximately $12,151,000.

 . During the three months ended June 30, 2000, EA.com used $33,942,000 of cash in operations, $36,538,000 in capital expenditures for computer equipment, network infrastructure and related software (including $15,243,000 of consulting hardware, software and direct payroll and payroll-related costs associated with the implementation of customized internal-use software), offset by $68,543,000 provided through the capital contributions from Electronic Arts. As a result of the net operating loss generated, we realized a tax benefit of approximately $7,559,000.

  Under the AOL agreement entered into in November 1999, EA.com is required to pay $50,000,000 to AOL as a carriage fee and $31,000,000 as a minimum guaranteed revenue share for revenues generated by subscriptions and other certain commercial transactions on the EA.com site. Of these amounts, $25,000,000 in carriage fee and $11,000,000 in revenue share were paid upon signing the agreement with the remainder of the respective items due in four equal annual installments beginning with the first anniversary of the initial payments. EA.com paid AOL the first annual carriage payment of $6,250,000 and the first annual revenue share payment of $5,000,000 in fiscal 2001. No payments were made to AOL in the three months ended June 20, 2001.

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


Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" which establishes accounting and reporting standards for derivative instruments and hedging activities. The terms of SFAS 133 and SFAS 138 are effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company utilizes fair value foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies. The Company adopted SFAS 133 on April 1, 2001. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial position or results of operations.

In April 2001, the Emerging Issues Task Force issued No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. The consensus should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. The Company is currently evaluating the impact of this consensus on its Statements of Operations.

In June 2001, the FASB issued SFAS 141 "Business Combinations", which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations", and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for using one method, the purchase method. This Statement requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria--the contractual-legal criterion or the separability criterion. SFAS 141 also requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This Statement does not change many of the provisions of APB 16 and SFAS 38 related to the application of the purchase method. Also, SFAS 141 does not change the requirement to write off certain research and development assets acquired in a business combination as required by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method". The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which supersedes APB 17, "Intangible Assets". SFAS 142 addresses the accounting treatment for goodwill and other intangible assets acquired individually or with a group of other assets upon their acquisition, but not acquired in a business combination. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. However, equity-method goodwill is not subject to the new impairment rules. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. The terms of SFAS 142 are effective as of the beginning of the first quarter of the fiscal year beginning after December 15, 2001. Certain provisions of SFAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The Company is currently determining the effect of SFAS 142 on its financial statements.

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

                   Risk Factors Relating to Our Core Business

Platform Transitions Such as the One Now Occurring Typically Depress the Market for Video Game Software Until New Platforms Achieve a Wide Market Acceptance

  When new video game platforms are announced or introduced into the market, consumers typically reduce their purchases of video games for current platforms in anticipation of new platforms being available. During that period, sales of our video game products can be expected to slow or even decline until new platforms have achieved a wide market and consumer acceptance. We are currently in such a transition. Sony shipped its PlayStation 2 product in Japan, North America and Europe in calendar year 2000. Nintendo announced that its new console system, Nintendo GameCube, will be released in calendar year 2001 in Japan and North America and in calendar year 2002 in Europe. Microsoft announced that its new console system, Xbox, will be initially released in calendar year 2001 in North America, followed by releases in Japan and Europe. Delays in the launch or shortages of these platforms could also adversely affect our sales of products for these platforms. Current sales of our products for the existing PlayStation and Nintendo 64 platforms have been adversely affected (by the pending introduction of new platforms). We expect this trend to continue until one or more of these new consoles achieve a wide installed base of consumers.

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

  For example, the Sega Dreamcast console launched in Japan in early 1999 and in the United States in September of 1999. We have developed no products for this platform. Had this platform achieved wide market acceptance, our revenue growth would have been adversely affected. Similarly, we released a variety of products for the new Sony platform, the PlayStation 2. The shortages of PlayStation 2 units have adversely affected our results, and if that platform does not achieve wide acceptance by consumers, we will have spent a disproportionate amount of our resources for this platform. Similarly, we are developing products for the Xbox and Nintendo GameCube. If these platforms do not achieve wide commercial acceptance, our revenue growth will be adversely impacted.

Product Development Schedules Are Frequently Unreliable and Make Predicting Quarterly Results Difficult

  Product development schedules, particularly for new hardware platforms and high-end multimedia personal computers, or PCs, are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. For example, EMPEROR: Battle for Dune for the PC, which was expected to ship in fiscal 2001 was not released until the first quarter of fiscal 2002 due to development delays. Also, Agent Under Fire for the PS2, which was expected to ship in fiscal 2001, is not planned for release until fiscal 2002 due to development delays. Additionally, development risks for CD-ROM and DVD products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. Our revenues and earnings are dependent on our ability to meet our product release schedules, and our failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations for any individual quarter and the fiscal year.

Our Business Is Both Seasonal and Cyclical

  Our business is highly seasonal with a significant percentage of our revenues occurring in the December quarter. In fiscal 2002, we expect these seasonal trends to be magnified by general industry factors, including the current platform transition, anticipated fall launches of the Xbox and Nintendo GameCube in North America and the economic slowdown in the United States and other territories. In addition, we are continuing to invest significantly in our online operation, EA.com. Our business is also cyclical; video game platforms have historically had a life cycle of four to six years, and decline as more advanced platforms are being introduced. As one group of platforms is reaching the end of its cycle and new platforms are emerging, buying patterns may change. Purchases of products for older platforms may slow at a faster rate than sales of new platforms. We are currently in such a platform transition. Sega introduced its latest platform in calendar year 1999, and Sony shipped its PlayStation 2 console in Japan, North America and Europe in calendar year 2000. Nintendo announced that its new console system, Nintendo GameCube, will be released in calendar year 2001 in Japan and North America and in calendar year 2002 in Europe. Microsoft announced that its new console system, Xbox, will be released in calendar year 2001 in North America and followed by releases in Japan and Europe. Sales of our current products for the current Nintendo and Sony platforms have already been adversely affected, and we expect this trend to continue.

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

EA.com Has a History of Losses and Expects To Continue To Incur Losses and May Never Achieve Profitability

  EA.com has incurred substantial losses to date, including the first quarter of fiscal year 2002. We expect EA.com to continue to incur losses as it develops its business. EA.com will be required to maintain the significant support, service and product enhancement demands of online users, and we cannot be certain that EA.com will produce sufficient revenues from its operations to support these costs. Even if profitability is achieved, EA.com may not be able to sustain it over a period of time.

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

We Have Very Limited Experience with Online Games and May Not Be Able To Operate This Business Effectively

  Offering games solely for online play is a substantial departure from our traditional business of selling packaged software games. We have employed various pricing models, including subscription fees, ''pay to play fees'' and advertising. We have very little experience with developing optimal pricing strategies for online games and no experience in ''pay to play'' pricing or in securing advertising revenues for online services. Similarly, we are inexperienced in predicting usage patterns for our games. Because of our inexperience in this area, we may not be effective in achieving success that may otherwise be attainable from offering our games online.

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

  . use of the Internet does not continue to increase or increases more slowly than expected,

  . the infrastructure for the Internet does not effectively support online game play,

  . concerns over the secure transmission of confidential information over public networks inhibit the growth of the Internet as a means of conducting commercial transactions, or

  . government regulations regarding Internet content, privacy or other conditions impede the effectiveness of the Internet to users.

Capacity Restraints May Restrict the Use of the Internet as a Forum for Game Play, Resulting in Decreased Demand for Our Products

  The Internet infrastructure may not be able to support the demands placed on it by increased usage or the limited capacity of networks to transmit large amounts of data. Other risks associated with commercial use of the Internet could slow its growth, including:

  . outages and other delays resulting from the inadequate reliability of the network infrastructure,

  . slow development of enabling technologies and complementary products, and

  . limited availability of cost-effective, high speed access.

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

Foreign Sales and Currency Fluctuations

  For the three months ended June 30, 2001 international net revenues comprised 43% of total consolidated net revenues. For the fiscal year ended March 31, 2001, international net revenues comprised 37% of total consolidated net revenues. We expect foreign sales to continue to account for a significant and growing portion of our revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. While we hedge against foreign currency fluctuations, we cannot control translation issues. For example, our Japan and Asia Pacific revenues in the first quarter of fiscal 2002 were adversely impacted by a devaluation of the Yen and Australian Dollar as compared to the prior year. The devaluation had an adverse effect for the quarter on our sales and net income. Any of these factors may significantly harm our business.

Increased Difficulties in Forecasting Results

   During platform transition periods, where the success of our products is significantly impacted by the changing market for our products, forecasting our revenues and earnings is more difficult than in more stable or rising product
markets.   The demand for our products may decline during a transition faster than we anticipate, negatively impacting both revenues and earnings. At launch, Sony shipped only half of the number of PlayStation 2 units to retail in North America than it had originally planned, and it shipped significantly fewer units than planned at launch in Europe as well. Shortages were announced as being caused by shortages of components for manufacturing. Due to these shortages, our results of operations for fiscal 2001 were adversely affected. Consequently, if Microsoft or Nintendo does not ship the number of units planned for the Xbox and Nintendo Gamecube, our sales of these products may be adversely affected in fiscal 2002.

  We cannot predict the impact of recent actions and comments by the Securities and Exchange Commission (SEC) and FASB

  Recent actions and comments from the SEC have focused on the integrity of financial reporting. In addition, the FASB and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, some of which represent a significant change from current industry practices. For example, in April 2001, the Emerging Issues Task Force issued No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". EITF 00-25 states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. The consensus should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. The Company is currently evaluating the impact of this consensus on its Statement of Operations.

  Fluctuations in Stock Price

   Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on
the trading price of our common stock in any given period.   As a result of the
factors discussed in this report and other factors that may arise in the future, the market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to us, to changes in analysts' earnings estimates, or to factors affecting the computer, software, Internet, entertainment, media or electronics businesses or the securities markets in general. For example, during the fiscal year ended March 31, 2001, the price per share of our Class A common stock ranged from $26.59 to $56.13 and $48.31 to $63.04 during the three months ended June 30, 2001.


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

Foreign Currency Exchange Rate Risk

We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, thereby, limiting our risk. Gains and losses on foreign exchange contracts are reflected in the income statement. At June 30, 2001, we had foreign exchange contracts, all with maturities of less than four months to purchase and sell approximately $204,110,000 in foreign currencies, primarily British Pounds, European Currency Units ("Euros"), Canadian Dollars, Japanese Yen and other currencies.

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

The following table below provides information about our foreign currency forward exchange contracts at June 30, 2001. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value.

-----------------------------------------------------------------------------------------------------------------------
                                                                             Weighted-Average
                                                    Contract Amount            Contract Rate             Fair Value
-----------------------------------------------------------------------------------------------------------------------
                                                      (In thousands)                                  (In thousands)
Foreign currency to be sold under contract:
  British Pound                                            $122,486                    1.4210                $  715
  Canadian Dollar                                            22,092                    1.5164                     5
  Euro                                                       20,766                    0.8652                   385
  Japanese Yen                                               11,854                  119.7900                   359
  South African Rand                                          4,351                    8.0448                     -
  Swedish Krona                                               2,056                   10.6990                    28
  Norwegian Krone                                             1,519                    9.2169                    18
  Danish Krone                                                1,035                    8.6956                     8
  Australian Dollar                                             417                    0.5214                     8
-----------------------------------------------------------------------------------------------------------------------
Total                                                      $186,576                                          $1,526
-----------------------------------------------------------------------------------------------------------------------
Foreign currency to be purchased under
 contract:
  British Pound                                            $ 17,534                    1.4166                $  127
-----------------------------------------------------------------------------------------------------------------------
Total                                                      $ 17,534                                          $  127
-----------------------------------------------------------------------------------------------------------------------
Grand total                                                $204,110                                          $1,653
-----------------------------------------------------------------------------------------------------------------------

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. At June 30, 2001, our cash equivalents, short-term and long-term investments included debt securities of $391,256,000. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The table below presents the amounts and related weighted average interest rates of our investment portfolio at June 30, 2001:

-----------------------------------------------------------------------
                                Average
                          Interest Rate            Cost      Fair Value
-----------------------------------------------------------------------
                                  (Dollars in thousands)
Cash equivalents
  Fixed rate                      0.00%        $      -        $      -
  Variable rate                   3.11%        $319,885        $319,885
Short-term investments
  Fixed rate                      4.15%        $ 62,470        $ 62,971
  Variable rate                   0.00%        $      -        $      -
Long-term investments
  Fixed rate                      0.00%        $      -        $      -
  Variable rate                   6.35%        $  8,400        $  8,621
-----------------------------------------------------------------------

Maturity dates for short-term investments range from 3 months to 13 months.

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


Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of Stockholders, held on August 1, 2001, the stockholders elected the following individuals for one-year terms to the Board of Directors: M. Richard Asher, William J. Byron, Daniel H. Case III, Gary M. Kusin, Timothy Mott, Lawrence F. Probst III, Leonard S. Coleman and Linda J. Srere. These individuals have received a plurality of the votes eligible to vote, voting either in person or by proxy.

          In addition, the following matters were voted upon by the
          Stockholders:


          To amend the 2000 Class A Equity Incentive Plan to increase by 6,000,000 the number of shares of the Company's Class A common stock reserved for issuance under the Plan.

                                       Votes
          -----------------------------------------------------------------
               For                    Against                  Abstain
               ---                    -------                  -------
          70,315,745                56,079,376                 55,395

          To ratify the appointment of KPMG LLP as our independent auditors for the current fiscal year.

                                       Votes
          -----------------------------------------------------------------
               For                    Against                  Abstain
               ---                    -------                  -------
          126,225,725                 211,389                   13,402

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits:  None
(b)       Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ELECTRONIC ARTS INC.
                                      (Registrant)


                                      /s/ E. STANTON MCKEE
                                      ---------------------------------
DATED:                                E. STANTON MCKEE
August 14, 2001                       Executive Vice President and
                                      Chief Financial and Administrative Officer