Form 10-Q
period 2001-09-30
ELECTRONIC ARTS INC
filed 2001-11-14
CIK 712515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

                  YES    X                       NO
                      -------                       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
         Class of Common Stock      Par Value             November 5, 2001
         ---------------------      ---------             ----------------
         Class A common stock       $0.01                 137,080,809

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES

                                      INDEX

Part I - Financial Information                                                         Page
------------------------------                                                         ----
Item 1.     Consolidated Financial Statements

                  Consolidated Balance Sheets at
                     September 30, 2001 and March 31, 2001                               3

                  Consolidated Statements of Operations for the Three Months
                    Ended September 30, 2001 and 2000 and the Six Months Ended
                    September 30, 2001 and 2000                                          4

                  Consolidated Statements of Cash Flows for
                     the Six Months Ended September 30, 2001 and 2000                    5

                  Notes to Consolidated Financial Statements                             7

Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                         22

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                  47

Part II - Other Information
---------------------------

Item 1.     Legal Proceedings                                                           49

Item 4.     Submission of Matters to a Vote of Security Holders                         49

Item 6.     Exhibits and Reports on Form 8-K                                            49

Signatures                                                                              50
----------

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                    September 30,     March 31,
                                                                                        2001            2001
                                                                                 ----------------    -------------
                                      ASSETS

Current assets:
     Cash, cash equivalents and short-term investments                              $   407,945        $   466,492
     Marketable securities                                                                4,581             10,022
     Receivables, less allowances of $69,317 and $89,833, respectively                  103,538            174,449
     Inventories, net                                                                    20,819             15,686
     Deferred income taxes                                                               57,670             57,082
     Other current assets                                                               148,257             94,996
                                                                                    -----------        -----------
       Total current assets                                                             742,810            818,727

Property and equipment, net                                                             337,130            337,199
Long-term investments                                                                     8,400              8,400
Investments in affiliates                                                                15,819             19,052
Goodwill and other intangibles, net                                                     124,227            136,764
Long-term deferred income taxes                                                           2,841              2,926
Other assets                                                                             62,925             55,850
                                                                                    -----------        -----------
                                                                                    $ 1,294,152        $ 1,378,918
                                                                                    ===========        ===========

                 LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                               $    79,689        $    73,061
     Accrued and other liabilities                                                      193,992            266,965
                                                                                    -----------        -----------
       Total current liabilities                                                        273,681            340,026

Minority interest in consolidated joint venture                                           3,918              4,545
Stockholders' equity:
     Preferred stock, $0.01 par value.  Authorized 10,000,000 shares                          -                  -
     Common stock
       Class A common stock, $0.01 par value.  Authorized 400,000,000 shares;
         issued 136,942,210 and 134,714,464 shares; outstanding 136,782,210 and
         134,714,464 shares, respectively                                                 1,370              1,347
       Class B common stock, $0.01 par value.  Authorized 100,000,000 shares;
         issued and outstanding 6,225,000 and 6,250,000 shares, respectively                 62                 63
     Paid-in capital                                                                    607,285            540,354
     Treasury stock, at cost; 160,000 shares at September 30, 2001                       (6,824)                 -
     Retained earnings                                                                  427,208            505,286
     Accumulated other comprehensive loss                                               (12,548)           (12,703)
                                                                                    -----------        -----------
       Total stockholders' equity                                                     1,016,553          1,034,347
                                                                                    -----------        -----------
                                                                                    $ 1,294,152        $ 1,378,918
                                                                                    ===========        ===========

           See accompanying notes to consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                          Three Months Ended              Six Months Ended
                                                             September 30,                  September 30,
                                                         2001            2000            2001           2000
                                                     ---------------------------------------------------------
Net revenues                                          $ 240,156        $ 219,900     $  422,106      $ 374,699
Cost of goods sold                                      117,760          120,615        206,789        198,567
                                                      ---------        ---------     ----------      ---------
     Gross profit                                       122,396           99,285        215,317        176,132
                                                      ---------        ---------     ----------      ---------

Operating expenses:
   Marketing and sales                                   45,020           38,263         85,824         73,456
   General and administrative                            25,403           26,292         48,618         48,501
   Research and development                              97,555           90,168        188,360        169,336
   Amortization of intangibles                            6,475            4,716         12,950          9,370
                                                      ---------        ---------     ----------      ---------
       Total operating expenses                         174,453          159,439        335,752        300,663
                                                      ---------        ---------     ----------      ---------
     Operating loss                                     (52,057)         (60,154)      (120,435)      (124,531)
Interest and other income, net                            4,060            4,102          6,777          7,938
                                                      ---------        ---------     ----------      ---------
     Loss before benefit from income taxes and
       minority interest                                (47,997)         (56,052)      (113,658)      (116,593)
Benefit from income taxes                               (14,879)         (17,376)       (35,234)       (36,144)
                                                      ---------        ---------     ----------      ---------
     Loss before minority interest                      (33,118)         (38,676)       (78,424)       (80,449)
Minority interest in consolidated joint venture             294             (233)           346           (731)
                                                      ---------        ---------     ----------      ---------
      Net loss                                        $ (32,824)       $ (38,909)    $  (78,078)     $ (81,180)
                                                      =========        =========     ==========      =========

Class A common stock:
Net loss:
   Basic                                              $ (27,236)       $ (34,860)    $  (66,611)     $ (73,474)
                                                      =========        =========     ==========      =========
   Diluted                                            $( 32,824)       $ (38,909)    $  (78,078)     $ (81,180)
                                                      =========        =========     ==========      =========
Net loss per share:
   Basic                                              $   (0.20)       $   (0.27)    $    (0.49)     $   (0.57)
   Diluted                                            $   (0.24)       $   (0.30)    $    (0.57)     $   (0.62)
Number of shares used in computation:

   Basic                                                136,652          130,691        136,158        129,966
   Diluted                                              137,304          131,343        136,810        130,618

Class B common stock:

Net loss, net of retained interest in EA.com          $  (5,588)       $  (4,049)    $  (11,467)     $  (7,706)
                                                      =========        =========     ==========      =========
Net loss per share:
   Basic                                              $   (0.93)       $   (0.67)    $    (1.90)     $   (1.28)
   Diluted                                            $   (0.93)       $   (0.67)    $    (1.90)     $   (1.28)
Number of shares used in computation:

   Basic                                                  6,022            6,000          6,020          6,000
   Diluted                                                6,022            6,000          6,020          6,000


          See accompanying notes to consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                  Six Months
                                                                              Ended September 30,
                                                                               2001            2000
                                                                           ---------------------------
Operating activities:
   Net loss                                                                $  (78,078)     $  (81,180)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Minority interest in consolidated joint venture                         (346)            731
         Equity in net loss of affiliates                                         160             197
         Gain on sale of affiliate                                               (200)              -
         Depreciation and amortization                                         46,362          31,583
         Carriage fee amortization                                              8,932               -
         Loss on sale of fixed assets                                             315             420
         Provision for doubtful accounts                                        2,327           3,014
         Tax benefit from exercise of stock options                            16,789               -
         Change in assets and liabilities:
              Receivables                                                      68,584          82,977
              Inventories                                                      (5,133)          3,701
              Other assets                                                    (70,114)        (36,332)
              Accounts payable                                                  6,628         (23,014)
              Accrued and other liabilities                                   (76,723)        (26,047)
              Deferred income taxes                                              (581)            996
                                                                           ----------      ----------
                Net cash used in operating activities                         (81,078)        (42,954)
                                                                           ----------      ----------


Investing activities:
   Proceeds from sale of property and equipment                                   225           3,958
   Purchase of marketable securities, net                                           -          (2,465)
   Proceeds from sale of affiliate                                                570               -
   Capital expenditures                                                       (29,711)        (86,861)
   Investment in affiliates, net                                                3,018             722
   Change in short-term investments, net                                      (81,104)         19,632
                                                                           ----------      ----------
                Net cash used in investing activities                        (107,002)        (65,014)
                                                                           ----------      ----------


Financing activities:
   Proceeds from sales of Class A shares through employee stock
        plans and other plans                                                  50,164          47,434
   Purchase of treasury shares                                                 (6,824)              -
                                                                           ----------      ----------
                Net cash provided by financing activities                      43,340          47,434
                                                                           ----------      ----------

Translation adjustment                                                          3,733          (5,897)
                                                                           ----------      ----------
Decrease in cash and cash equivalents                                        (141,007)        (66,431)
Beginning cash and cash equivalents                                           419,812         246,265
                                                                           ----------      ----------
Ending cash and cash equivalents                                              278,805         179,834
Short-term investments                                                        129,140          73,983
                                                                           ----------      ----------
Ending cash, cash equivalents and short-term investments                   $  407,945      $  253,817
                                                                           ==========      ==========

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)
                                   (unaudited)

                                                                                    Six Months
                                                                                Ended September 30,
                                                                                2001          2000
                                                                             -----------------------
Supplemental cash flow information:
-----------------------------------
   Cash paid during the year for income taxes                                  $ 6,756       $7,992
                                                                               =======       ======

Non-cash investing activities:
------------------------------
   Change in unrealized appreciation (depreciation) of investments
     and marketable securities                                                 $(3,781)      $9,670
                                                                               =======       ======


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

Note 2. Fiscal Year and Fiscal Quarter

The Company's fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to March 31 in each year. The results of operations for fiscal 2002 will contain 52 weeks. The results of operations for fiscal 2001 contained 53 weeks. Accordingly, the results of operations for the first half of fiscal 2002 and the first half of fiscal 2001 contain 26 weeks and 27 weeks, respectively. The results of operations for the fiscal quarters ended June 30, 2001 and 2000 contain 13 weeks and 14 weeks, respectively. For clarity of presentation, all fiscal periods are treated as ending on a calendar month end.

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

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

Note 5. Treasury Stock

In September 2001, the Board of Directors approved a plan to purchase up to two million shares of the Company's Class A common stock. For the three months ended September 30, 2001, the Company repurchased 160,000 shares for approximately $6,824,000 under the program. There were no shares reissued as of September 30, 2001.

Note 6. Prepaid Royalties

Prepaid royalties consist primarily of prepayments for manufacturing royalties, original equipment manufacturer (OEM) fees and license fees paid to celebrities and professional sports organizations for use of their trade name. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual or effective royalty rate as cost of goods sold based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly and charges to the Statement of Operations any amounts that management deems unlikely to be realized through product sales. Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year. The current portion of prepaid royalties, included in other current assets, was $78,921,000 and $46,264,000 at September 30, 2001 and March 31, 2001, respectively. The long-term portion of prepaid royalties, included in other assets, was $21,885,000 and $9,664,000 at September 30, 2001 and March 31, 2001,
respectively.

Note 7. Inventories

Inventories are stated at the lower of cost or market. Inventories at September 30, 2001 and March 31, 2001 consisted of (in thousands):

--------------------------------------------------------------------------------------------
                                                   September 30, 2001        March 31, 2001
--------------------------------------------------------------------------------------------
Raw materials and work in process                             $ 1,879               $   976
Finished goods                                                 18,940                14,710
--------------------------------------------------------------------------------------------
                                                              $20,819               $15,686
============================================================================================

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

Note 8. Accrued and Other Liabilities

Accrued and other liabilities at September 30, 2001 and March 31, 2001 consisted of (in thousands):

--------------------------------------------------------------------------------------------------------
                                                               September 30, 2001        March 31, 2001
--------------------------------------------------------------------------------------------------------
Accrued compensation and benefits                                        $ 63,702              $ 75,603
Accrued expenses                                                           58,248                67,957
Accrued royalties                                                          48,098                55,997
Deferred revenue                                                           15,636                16,967
Warranty reserve                                                            8,308                 8,070
Accrued income taxes                                                            -                42,371
--------------------------------------------------------------------------------------------------------
                                                                         $193,992              $266,965
========================================================================================================


Note 9. Segment Information

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

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

Information about the Company's business segments is presented below for the three and six months ended September 30, 2001 and 2000 (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended September 30, 2001
                                                        EA Core                       Adjustments and
                                                 (excl. EA.com)             EA.com       Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers             $  224,926          $  15,230         $       -           $   240,156
Group sales                                                 532                  -              (532) (a)                -
---------------------------------------------------------------------------------------------------------------------------
       Total net revenues                               225,458             15,230              (532)              240,156
---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers          115,320              2,440                 -               117,760
Group cost of goods sold                                      -                532              (532) (a)                -
---------------------------------------------------------------------------------------------------------------------------
       Total cost of goods sold                         115,320              2,972              (532)              117,760
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                            110,138             12,258                 -               122,396
Operating expenses:
    Marketing and sales                                  34,979              5,575             4,466  (c)           45,020
    General and administrative                           23,152              2,251                 -                25,403
    Research and development                             63,725             15,664            18,166  (b)           97,555
    Network development and support                           -             15,170           (15,170) (b)                -
    Customer relationship management                          -              2,996            (2,996) (b)                -
    Carriage fee                                              -              4,466            (4,466) (c)                -
    Amortization of intangibles                           3,205              3,270                 -                 6,475
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                125,061             49,392                 -               174,453
---------------------------------------------------------------------------------------------------------------------------
Operating loss                                          (14,923)           (37,134)                -               (52,057)
Interest and other income (expense), net                  4,179               (119)                -                 4,060
---------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income
      taxes and minority interest                       (10,744)           (37,253)                -               (47,997)
Benefit from income taxes                               (14,879)                 -                 -               (14,879)
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                    4,135            (37,253)                -               (33,118)
Minority interest in consolidated joint venture             294                  -                 -                   294
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) before retained interest in
      EA.com                                         $    4,429          $ (37,253)        $       -           $   (32,824)
===========================================================================================================================

Interest income                                      $    4,300          $      16         $       -           $     4,316
Depreciation and amortization                            13,366             10,107                 -                23,473
Identifiable assets                                   1,097,527            196,625                 -             1,294,152
Capital expenditures                                     11,116              3,565                 -                14,681

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

---------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended September 30, 2000
                                                         EA Core                      Adjustments and
                                                  (excl. EA.com)           EA.com        Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers              $ 210,563         $   9,337            $     -            $  219,900
Group sales                                                 683                 -               (683) (a)                -
---------------------------------------------------------------------------------------------------------------------------
       Total net revenues                               211,246             9,337               (683)              219,900
---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers          116,085             4,530                  -               120,615
Group cost of goods sold                                      -               683               (683) (a)                -
---------------------------------------------------------------------------------------------------------------------------
       Total cost of goods sold                         116,085             5,213               (683)              120,615
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                             95,161             4,124                  -                99,285
Operating expenses:
    Marketing and sales                                  36,752             1,511                  -                38,263
    General and administrative                           24,142             2,150                  -                26,292
    Research and development                             64,195            15,847             10,126  (b)           90,168
    Network development and support                           -             8,018             (8,018) (b)                -
    Customer relationship management                          -             2,108             (2,108) (b)                -
    Amortization of intangibles                           3,221             1,495                  -                 4,716
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                128,310            31,129                  -               159,439
---------------------------------------------------------------------------------------------------------------------------
Operating loss                                          (33,149)          (27,005)                 -               (60,154)
Interest and other income (expense), net                  4,090                12                  -                 4,102
---------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income
      taxes and minority interest                       (29,059)          (26,993)                 -               (56,052)
Benefit from income taxes                               (17,376)                -                  -               (17,376)
---------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                           (11,683)          (26,993)                 -               (38,676)
Minority interest in consolidated joint venture            (233)                -                  -                  (233)
---------------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com           $ (11,916)        $ (26,993)           $     -            $  (38,909)
===========================================================================================================================

Interest income                                       $   4,082         $      21            $     -            $    4,103
Depreciation and amortization                            11,746             4,813                  -                16,559
Identifiable assets                                     953,087           162,013                  -             1,115,100
Capital expenditures                                     15,120            21,073                  -                36,193

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


--------------------------------------------------------------------------------------------------------------------------
                                                                 Six Months Ended September 30, 2001
                                                         EA Core                     Adjustments and
                                                  (excl. EA.com)           EA.com       Eliminations      Electronic Arts
-------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers               $390,477          $ 31,629         $       -            $ 422,106
Group sales                                               1,050                 -            (1,050) (a)               -
-------------------------------------------------------------------------------------------------------------------------
       Total net revenues                               391,527            31,629            (1,050)             422,106
-------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers          201,257             5,532                 -              206,789
Group cost of goods sold                                      -             1,050            (1,050) (a)               -
-------------------------------------------------------------------------------------------------------------------------
       Total cost of goods sold                         201,257             6,582            (1,050)             206,789
-------------------------------------------------------------------------------------------------------------------------
Gross profit                                            190,270            25,047                 -              215,317
Operating expenses:
    Marketing and sales                                  65,810            11,082             8,932  (c)          85,824
    General and administrative                           43,419             5,199                 -               48,618
    Research and development                            119,108            31,297            37,955  (b)         188,360
    Network development and support                           -            32,045           (32,045) (b)               -
    Customer relationship management                          -             5,910            (5,910) (b)               -
    Carriage fee                                              -             8,932            (8,932) (c)               -
    Amortization of intangibles                           6,410             6,540                 -               12,950
-------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                234,747           101,005                 -              335,752
-------------------------------------------------------------------------------------------------------------------------
Operating loss                                          (44,477)          (75,958)                -             (120,435)
Interest and other income (expense), net                  7,268              (491)                -                6,777
-------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income
    taxes and minority interest                         (37,209)          (76,449)                -             (113,658)
Benefit from income taxes                               (35,234)                -                 -              (35,234)
-------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                            (1,975)          (76,449)                -              (78,424)
Minority interest in consolidated joint venture             346                 -                 -                  346
-------------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com            $ (1,629)         $(76,449)        $       -            $ (78,078)
=========================================================================================================================

Interest income                                        $  9,468          $     35         $       -            $   9,503
Depreciation and amortization                            24,829            21,533                 -               46,362
Capital expenditures                                     18,949            10,762                 -               29,711

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

---------------------------------------------------------------------------------------------------------------------------
                                                                   Six Months Ended September 30, 2000
                                                         EA Core                     Adjustments and
                                                  (excl. EA.com)           EA.com       Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers              $356,609          $ 18,090          $      -            $374,699
Group sales                                              1,043                 -            (1,043) (a)              -
---------------------------------------------------------------------------------------------------------------------------
       Total net revenues                              357,652            18,090            (1,043)            374,699
---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers         192,584             5,983                 -             198,567
Group cost of goods sold                                     -             1,043            (1,043) (a)              -
---------------------------------------------------------------------------------------------------------------------------
       Total cost of goods sold                        192,584             7,026            (1,043)            198,567
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                           165,068            11,064                 -             176,132
Operating expenses:
    Marketing and sales                                 70,012             3,444                 -              73,456
    General and administrative                          43,889             4,612                 -              48,501
    Research and development                           117,854            32,339            19,143  (b)        169,336
    Network development and support                          -            15,456           (15,456) (b)              -
    Customer relationship management                         -             3,687            (3,687) (b)              -
    Amortization of intangibles                          6,461             2,909                 -               9,370
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                               238,216            62,447                 -             300,663
---------------------------------------------------------------------------------------------------------------------------
Operating loss                                         (73,148)          (51,383)                -            (124,531)
Interest and other income (expense), net                 7,931                 7                 -               7,938
---------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income
      taxes and minority interest                      (65,217)          (51,376)                -            (116,593)
Benefit from income taxes                              (36,144)                -                 -             (36,144)
---------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                          (29,073)          (51,376)                -             (80,449)
Minority interest in consolidated joint venture           (731)                -                 -                (731)
---------------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com           $(29,804)         $(51,376)         $      -            $(81,180)
===========================================================================================================================

Interest income                                       $  8,399          $     49          $      -            $  8,448
Depreciation and amortization                           21,910             9,673                 -              31,583
Capital expenditures                                    29,250            57,611                 -              86,861

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

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

     Information about the Company's operations in the North America and foreign areas for the three and six months ended September 30, 2001 and 2000 is presented below:

================================================================================================================================
(In thousands)                                                                  Asia
                                                                             Pacific
                                                   North                  (excluding
                                                 America        Europe        Japan)        Japan    Eliminations          Total
                                              ----------------------------------------------------------------------------------
Three months ended September 30, 2001
-------------------------------------
Net revenues from unaffiliated customers        $169,555      $ 53,202       $ 8,007      $ 9,392        $      -     $  240,156
Intercompany revenues                                816         4,894         2,734            -          (8,444)             -
                                              ----------------------------------------------------------------------------------
     Total net revenues                          170,371        58,096        10,741        9,392          (8,444)       240,156
                                              ==================================================================================
Operating loss                                   (29,987)      (20,482)         (300)      (1,162)           (126)       (52,057)
Interest income                                    3,649           602            65            -               -          4,316
Depreciation and amortization                     19,457         3,652           200          164               -         23,473
Identifiable assets                              994,577       267,690        18,072       13,813               -      1,294,152
Capital expenditures                               9,087         5,211           121          262               -         14,681
Long-lived assets                                353,289       164,261         4,083        4,608               -        526,241

Six months ended September 30, 2001
-----------------------------------
Net revenues from unaffiliated customers        $272,617      $113,014       $18,058      $18,417        $      -     $  422,106
Intercompany revenues                              2,331         9,446         4,107            -         (15,884)             -
                                              ----------------------------------------------------------------------------------
     Total net revenues                          274,948       122,460        22,165       18,417         (15,884)       422,106
                                              ==================================================================================
Operating loss                                   (95,705)      (24,122)         (296)      (1,002)            690       (120,435)
Interest income                                    8,232         1,138           133            -               -          9,503
Depreciation and amortization                     39,272         6,412           366          312               -         46,362
Capital expenditures                              22,610         6,264           273          564               -         29,711

Three months ended September 30, 2000
-------------------------------------
Net revenues from unaffiliated customers        $152,842      $ 49,949       $ 9,527      $ 7,582        $      -     $  219,900
Intercompany revenues                              1,303         4,337         2,539            -          (8,179)             -
                                              ----------------------------------------------------------------------------------
     Total net revenues                          154,145        54,286        12,066        7,582          (8,179)       219,900
                                              ==================================================================================
Operating income (loss)                          (33,210)      (28,343)          454          792             153        (60,154)
Interest income                                    3,115           830           158            -               -          4,103
Depreciation and amortization                     13,190         3,021           235          113               -         16,559
Identifiable assets                              772,853       301,059        21,664       19,524               -      1,115,100
Capital expenditures                              31,642         4,056           295          200               -         36,193
Long-lived assets                                309,392       156,326         3,950        4,182               -        473,850

Six months ended September 30, 2000
-----------------------------------
Net revenues from unaffiliated customers        $224,598      $101,843       $21,639      $26,619        $      -     $  374,699
Intercompany revenues                              5,279         8,818         6,557            -         (20,654)             -
                                              ----------------------------------------------------------------------------------
     Total net revenues                          229,877       110,661        28,196       26,619         (20,654)       374,699
                                              ==================================================================================
Operating income (loss)                          (79,710)      (51,212)        1,871        3,389           1,131       (124,531)
Interest income                                    6,249         1,936           263            -               -          8,448
Depreciation and amortization                     25,660         5,270           373          280               -         31,583
Capital expenditures                              73,435        12,481           671          274               -         86,861

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

Information about the Company's net revenues by product line for the three and six months ended September 30, 2001 and 2000 is presented below:

=======================================================================================
(In thousands)                          Three Months Ended         Six Months Ended
                                          September 30,              September 30,
                                          2001          2000         2001          2000
---------------------------------------------------------------------------------------
PlayStation 2                         $ 91,763      $  2,737     $142,282      $ 13,018
PC                                      53,888        80,399      123,962       150,756
PlayStation                             25,147        65,157       39,189        94,658
Online Subscriptions                     7,188         7,145       15,144        15,456
Advertising                              7,100             -       14,761             -
License, OEM and Other                   4,734         7,705        9,024        11,129
N64                                      6,225        10,161        8,627        10,767
Game Boy Color                           4,279             -        4,279             -
Affiliated label                        39,832        46,596       64,838        78,915
---------------------------------------------------------------------------------------
                                      $240,156      $219,900     $422,106      $374,699
=======================================================================================


Note 10. Comprehensive Loss

The components of comprehensive loss, net of tax, for the three and six months ended September 30, 2001 and 2000 were as follows (in thousands):

=========================================================================================================
                                                      Three Months Ended           Six Months Ended
                                                        September 30,                September 30,
                                                          2001          2000           2001          2000
---------------------------------------------------------------------------------------------------------
Net loss                                             $(32,824)     $(38,909)      $(78,078)     $ (81,180)
---------------------------------------------------------------------------------------------------------
Other comprehensive income (loss):
   Change in unrealized appreciation
     (depreciation) of investments, net of tax
     expense (benefit) of $662, $(78), $78 and
     $(424)                                            (2,560)       10,864         (3,859)        10,094
   Foreign currency translation adjustments             2,546        (2,173)         4,014         (5,743)
---------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                   (14)        8,691            155          4,351
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Total comprehensive loss                             $(32,838)     $(30,218)      $(77,923)     $ (76,829)
=========================================================================================================

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

(in thousands, except per share amounts):

---------------------------------------------------------------------------------------------------------
                                                            Three months ended September 30, 2001
                                                   Class A common        Class A common        Class B
                                                     stock-Basic          stock-Diluted      common stock
---------------------------------------------------------------------------------------------------------
Net income (loss) before retained
     interest in EA.com                               $  4,429             $(32,824)           $(37,253)
Net loss related to retained interest
     in EA.com                                         (31,665)                   -              31,665
---------------------------------------------------------------------------------------------------------
Net loss                                              $(27,236)            $(32,824)           $ (5,588)
---------------------------------------------------------------------------------------------------------

Shares used to compute net loss per share:
Weighted-average common shares                         136,652              136,652               6,022
Dilutive stock equivalents                                   -                  652                   -
---------------------------------------------------------------------------------------------------------
Dilutive potential common shares                       136,652              137,304               6,022
=========================================================================================================

---------------------------------------------------------------------------------------------------------
Net loss per share:
Basic                                                 $  (0.20)                 N/A            $  (0.93)
Diluted                                                    N/A             $  (0.24)           $  (0.93)
---------------------------------------------------------------------------------------------------------

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

(in thousands, except per share amounts):

------------------------------------------------------------------------------------------------------------
                                                               Six months ended September 30, 2001
                                                   Class A common        Class A common         Class B
                                                     stock-Basic          stock-Diluted       common stock
------------------------------------------------------------------------------------------------------------
Net loss before retained
     interest in EA.com                                $(1,629)             $(78,078)          $(76,449)
Net loss related to retained interest
     in EA.com                                         (64,982)                    -             64,982
------------------------------------------------------------------------------------------------------------
Net loss                                              $(66,611)             $(78,078)          $(11,467)
------------------------------------------------------------------------------------------------------------

Shares used to compute net loss per share:
Weighted-average common shares                         136,158               136,158              6,020
Dilutive stock equivalents                                   -                   652                  -
------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                       136,158               136,810              6,020
============================================================================================================

------------------------------------------------------------------------------------------------------------
Net loss per share:
Basic                                                 $  (0.49)                  N/A           $  (1.90)
Diluted                                                    N/A              $  (0.57)          $  (1.90)
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                                             Three months ended September 30, 2000
                                                   Class A common        Class A common      Class B common
                                                     stock-Basic          stock-Diluted          stock
------------------------------------------------------------------------------------------------------------
Net loss before retained
     interest in EA.com                               $(11,916)             $(38,909)          $(26,993)
Net loss related to retained interest
     in EA.com                                         (22,944)                    -             22,944
------------------------------------------------------------------------------------------------------------
Net loss                                              $(34,860)             $(38,909)          $ (4,049)
------------------------------------------------------------------------------------------------------------

Shares used to compute net loss per share:
Weighted-average common shares                         130,691               130,691              6,000
Dilutive stock equivalents                                   -                   652                  -
------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                       130,691               131,343              6,000
============================================================================================================

------------------------------------------------------------------------------------------------------------
Net loss per share:
Basic                                                 $  (0.27)                  N/A           $  (0.67)
Diluted                                                    N/A              $  (0.30)          $  (0.67)
------------------------------------------------------------------------------------------------------------

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

-------------------------------------------------------------------------------------------------------------
                                                        Six months ended September 30, 2000
                                                   Class A common        Class A common      Class B common
                                                     stock-Basic          stock-Diluted          stock
-------------------------------------------------------------------------------------------------------------
Net loss before retained
     interest in EA.com                               $(29,804)             $(81,180)          $(51,376)
Net loss related to retained interest
     in EA.com                                         (43,670)                    -             43,670
-------------------------------------------------------------------------------------------------------------
Net loss                                              $(73,474)             $(81,180)          $ (7,706)
-------------------------------------------------------------------------------------------------------------

Shares used to compute net loss per share:
Weighted-average common shares                         129,966               129,966              6,000
Dilutive stock equivalents                                   -                   652                  -
-------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                       129,966               130,618              6,000
=============================================================================================================

-------------------------------------------------------------------------------------------------------------
Net loss per share:
Basic                                                 $  (0.57)                  N/A           $  (1.28)
Diluted                                                    N/A              $  (0.62)          $  (1.28)
-------------------------------------------------------------------------------------------------------------

The Diluted EPS calculation for Class A common stock, presented above, includes the potential dilution from the conversion of Class B common stock to Class A common stock in the event that the initial public offering for Class B common stock does not occur. Net loss used for the calculation of Diluted EPS for Class A common stock was $32,824,000 and $38,909,000 for the three months ended September 30, 2001 and 2000, respectively. Net loss used for the calculation of Diluted EPS for Class A common stock was $78,078,000 and $81,180,000 for the six months ended September 30, 2001 and 2000, respectively. This net loss includes the remaining 15% interest in EA.com, which is directly attributable to outstanding Class B shares owned by third parties, which would be included in the Class A common stock EPS calculation in the event that the initial public offering for Class B common stock does not occur.

Due to the net loss attributable for the three and six months ended September 30, 2001 and 2000 on a diluted basis to Class A Stockholders, stock options have been excluded from the Diluted EPS calculation as their inclusion would have been antidilutive. Had net income been reported for these periods, an additional 5,443,000 and 6,744,000 shares would have been added to diluted potential common shares for Class A common stock for the three months ended September 30, 2001 and 2000, respectively. Similarly, an additional 5,784,000 and 5,996,000 shares would have been added to diluted potential common shares for Class A common stock for the six months ended September 30, 2001 and 2000, respectively.

Due to the net loss attributable for the three and six months ended September 30, 2001 and 2000 on a diluted basis to Class B Stockholders, stock options have been excluded from the Diluted EPS calculation as their inclusion would have been antidilutive. Had net income been reported for the three and six months ended September 30, 2001, an additional 889,000 and

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

911,000 shares would have been added to diluted potential common shares for Class B common stock, respectively. For the three and six months ended September 30, 2000, no additional shares would have been added to diluted potential common shares for Class B common stock.

Note 12. Impact of Recently Issued Accounting Standards

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

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

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

In June 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a material impact on our financial position or results of operations.

In October 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of determining the impact of this new accounting standard.

Note 13. Subsequent Events

On October 23, 2001, the Company announced cost controls within its online unit, EA.com, through a workforce reduction of approximately 36% of EA.com's approximately 700 employees. In addition, EA.com plans to consolidate various offices and incur impairment charges for abandoned leaseholds and assets that have yet to be determined. EA.com expects to complete the restructuring plan by December 31, 2001.

ITEM 2: Management's Discussion and Analysis Of Financial Condition and Results Of Operations

This Quarterly Report, on Form 10-Q and, in particular, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results and performance include, but are not limited to, those discussed under the heading "Risk Factors" at pages 39 to 46, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001 as filed with the Securities and Exchange Commission on June 29, 2001 and other documents filed with the Commission.

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

Information about our net revenues for North America and foreign areas for the three and six months ended September 30, 2001 and 2000 is summarized below (in thousands):

                                             September 30,   September 30,    Increase/
                                                2001            2000         (Decrease)    % change
                                             -------------------------------------------------------
Net Revenues for the Three Months Ended:
North America                                  $169,555       $152,842        $ 16,713         10.9%
                                             ------------------------------------------------------
Europe                                           53,202         49,949           3,253          6.5%
Asia Pacific                                      8,007          9,527          (1,520)       (16.0%)
Japan                                             9,392          7,582           1,810         23.9%
                                             ------------------------------------------------------
International                                    70,601         67,058           3,543          5.3%
                                             ------------------------------------------------------
Consolidated Net Revenues                      $240,156       $219,900        $ 20,256          9.2%
                                             ======================================================

                                               September 30,   September 30,     Increase/
                                                   2001            2000         (Decrease)      % change
                                              ----------------------------------------------------------
Net Revenues for the Six Months Ended:
North America                                    $272,617        $224,598        $ 48,019           21.4%
                                              ----------------------------------------------------------

Europe                                            113,014         101,843          11,171           11.0%
Asia Pacific                                       18,058          21,639          (3,581)         (16.5%)
Japan                                              18,417          26,619          (8,202)         (30.8%)
                                              ----------------------------------------------------------
International                                     149,489         150,101            (612)          (0.4%)
                                              ----------------------------------------------------------
Consolidated Net Revenues                        $422,106        $374,699        $ 47,407           12.7%
                                              ==========================================================

North America Net Revenues

The increase in North America net revenues for the three and six months ended September 30, 2001 compared to the same period last year was primarily attributable to:

 .    PlayStation 2 revenues of $83,307,000 for the quarter and $119,061,000 for the six months ended September 30, 2001 from titles such as Madden NFL 2002, NCAA Football 2002, NBA Street, and NHL 2002.

 .    Advertising revenues of $7,100,000 were generated for the quarter and
     $14,761,000 for the six months ended September 30, 2001. We commenced generating advertising revenues immediately following the launch of our gamesite on the world wide web in October 2000. In addition, advertising revenues were generated from Pogo Corporation's ("Pogo") websites subsequent to the February 2001 acquisition.

 .    These increases were partially offset by an expected decrease in Sony
     PlayStation revenue, which had fewer titles shipping compared to the same period in the prior year and due to a declining market. In addition, PC sales in the prior year were higher due to the strong sales of The Sims and The Sims Livin' Large.

International Net Revenues

The increase in international net revenues for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was attributable to the following:

 .    Europe's net revenues increased 7% compared to the prior year primarily due to higher AL sales and PlayStation 2 sales, offset by lower PC revenues and the expected decrease of revenues from PlayStation.

 .    Japan's net revenues increased 24% compared to the prior year in spite of an unfavorable exchange rate comparison of about 13%. The increase is primarily due to higher AL sales.

 .    Offset by a decrease in Asia Pacific's net revenues compared to the prior year primarily due to the expected decrease in PC sales, an unfavorable exchange rate comparison and the later emergence of the PlayStation 2 in this market resulting in fewer units in the area. Additionally, Asia Pacific did not benefit from our primary PlayStation 2 releases during the three months ended September 30, 2001 which have more appeal to the North American market.

The slight decrease in international net revenues for the six months ended September 30, 2001 compared to the six months ended September 30, 2000 was attributable to the following:

 .    Japan's net revenues decreased 31% compared to the prior year primarily due to the strong sales of our first PlayStation 2 title FIFA Soccer World Championship in the prior year, as well as a significant decrease in PlayStation revenues due to the console transition, no new products for the PlayStation and weakness in the Yen currency. Japan did not benefit from our primary PlayStation 2 releases during the six months ended September 30, 2001, which have more appeal to the North American market.

 .    Asia Pacific's net revenues decreased 17% compared to the prior year primarily due to the expected decrease in PC and Sony PlayStation sales, an unfavorable exchange rate comparison and the later emergence of the PlayStation 2 in this market resulting in fewer units in the area. Additionally, Asia Pacific did not benefit from our primary PlayStation 2 releases during the six months ended September 30, 2001 which have more appeal to the North American market.

 .    Offset by Europe's increase in net revenues by 11% compared to the prior year primarily due to higher PlayStation 2 and AL sales, offset by lower PC revenues and the expected decrease of revenues from PlayStation.

Information about our worldwide net revenues by product line for the three and six months ended September 30, 2001 and 2000 is presented below (in thousands):

                                           September 30,   September 30,   Increase/
                                               2001            2000        (Decrease)    % change
                                          ---------------------------------------------------------
Net Revenues for the Three Months Ended:
EA Studio:
---------
PlayStation 2                               $  91,763      $   2,737      $  89,026           N/A
PC                                             53,888         80,399        (26,511)        (33.0%)
PlayStation                                    25,147         65,157        (40,010)        (61.4%)
Online Subscriptions                            7,188          7,145             43           0.6%
Advertising                                     7,100             --          7,100           N/A
N64                                             6,225         10,161         (3,936)        (38.7%)
Game Boy Color                                  4,279             --          4,279           N/A
License, OEM and Other                          4,734          7,705         (2,971)        (38.6%)
                                            -----------------------------------------------------
                                              200,324        173,304         27,020          15.6%
Affiliated Label:                              39,832         46,596         (6,764)        (14.5%)
-----------------
                                            -----------------------------------------------------
Consolidated Net Revenues                   $ 240,156      $ 219,900      $  20,256           9.2%
                                            =====================================================

                                           September 30,   September 30,   Increase/
                                               2001            2000        (Decrease)    % change
                                          ---------------------------------------------------------
Net Revenues for the Six Months Ended:
EA Studio:
---------
PlayStation 2                               $ 142,282      $  13,018      $ 129,264           N/A
PC                                            123,962        150,756        (26,794)        (17.8%)
PlayStation                                    39,189         94,658        (55,469)        (58.6%)
Online Subscriptions                           15,144         15,456           (312)         (2.0%)
Advertising                                    14,761             --         14,761           N/A
N64                                             8,627         10,767         (2,140)        (19.9%)
Game Boy Color                                  4,279             --          4,279           N/A
License, OEM and Other                          9,024         11,129         (2,105)        (18.9%)
                                            -----------------------------------------------------
                                              357,268        295,784         61,484          20.8%
Affiliated Label:                              64,838         78,915        (14,077)        (17.8%)
-----------------
                                            -----------------------------------------------------
Consolidated Net Revenues                   $ 422,106      $ 374,699      $  47,407          12.7%
                                            =====================================================

PlayStation 2 Product Net Revenues

We released four titles in the second quarter of fiscal 2002 compared to one title released only in Japan for the same period last year for the PlayStation
2. We released six titles in the six months ended September 30, 2001 compared to two titles released only in Japan for the same period last year. Major releases for the quarter were Madden NFL 2002, NCAA Football 2002 and NHL 2002. Revenues increased for the three and six months ended September 30, 2001 due to the higher number of new and catalogue titles shipping worldwide in the current period compared to a couple of titles shipping in Japan in the same period last year. We expect revenues from PlayStation 2 products to continue to grow in fiscal 2002.

Personal Computer Product Net Revenues

The decrease in sales of PC products for the three and six months ended September 30, 2001 compared to the same period last year was primarily due to the strong sales of major hits including The Sims, SimCity 3000 Unlimited and The Sims: Livin' Large in the prior year. We released four PC titles in both the second quarter of the current and prior fiscal year. We released five PC titles in the six months ended September 30, 2001 compared to eight in the same period last year.

Due to the strong sales of The Sims in fiscal 2001, we expect revenues from PC products to be flat or lower in fiscal 2002.

PlayStation Product Net Revenues

We released one title for the PlayStation console during the second quarter of fiscal 2002 compared to five titles released in the second quarter of fiscal 2001. We released one PlayStation title in the six months ended September 30, 2001 compared to six titles in the same period last year. As expected, PlayStation sales decreased for the three and six months ended September 30, 2001 compared to the prior year primarily attributable to the transition to next generation console systems and fewer titles released for the product during the current year.

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

Online Subscription Net Revenues

The increase in online revenues for the three months ended September 30, 2001 and decrease in online revenues for the six months ended September 30, 2001 as compared to the same period last year was due to:

  . An increase in the number of paying customers for Ultima Online to 211,000 as of September 30, 2001 as compared to 168,000 as of September 30, 2000.

  . This was offset by a decrease in subscription revenues for Kesmai and Worldplay online games (most of which were transferred to our free service when the EA/AOL site went live in October of 2001) for the three and six months ended September 30, 2001.

Advertising Revenues

We commenced generating advertising revenues in the third quarter of the prior fiscal year following the launch of our gamesite on the world wide web and the AOL Games Channel in October 2000. We also generated advertising revenues from Pogo's websites subsequent to the February 2001 acquisition.

Nintendo 64 Product Net Revenues

We released one N64 title in the three and six months ended September 30, 2001 and 2000. The expected decrease in N64 revenues for the three and six months ended September 30, 2001 compared to the same period last year was primarily due to the declining market for N64 products. We expect revenues from N64 products to decline significantly in fiscal 2002.

Under the terms of the N64 Agreement, we engage Nintendo to manufacture our N64 cartridges for distribution by us. Accordingly, we have little ability to control our supply of N64 cartridges or the timing of their delivery. A shortage of microchips or other factors outside our control could impair our ability to obtain an adequate supply of cartridges.

License, OEM and Other Revenues

The decrease in license, OEM and other revenues for the three and six months ended September 30, 2001 was primarily a result of higher licensing revenues in the prior year from Europe.

Affiliated Label Product Net Revenues

AL product sales decreased for the three and six months ended September 30, 2001 compared to the same periods last year primarily due to a decrease in the number of titles and revenues generated from the distribution of titles by Square EA and fewer overall titles released in the current year as compared to the same period last year.

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

Information about our operations by segment for the three and six months ended September 30, 2001 and 2000 is presented below (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended September 30, 2001
                                                        EA Core                      Adjustments and
                                                 (excl. EA.com)             EA.com      Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers              $ 224,926           $ 15,230        $    -                 $240,156
Group sales                                                 532                  -          (532) (a)                   -
---------------------------------------------------------------------------------------------------------------------------
       Total net revenues                               225,458             15,230          (532)                 240,156
---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers          115,320              2,440             -                  117,760
Group cost of goods sold                                      -                532          (532) (a)                   -
---------------------------------------------------------------------------------------------------------------------------
       Total cost of goods sold                         115,320              2,972          (532)                 117,760
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                            110,138             12,258             -                  122,396
Operating expenses:
    Marketing and sales                                  34,979              5,575         4,466  (c)              45,020
    General and administrative                           23,152              2,251             -                   25,403
    Research and development                             63,725             15,664        18,166  (b)              97,555
    Network development and support                           -             15,170       (15,170) (b)                   -
    Customer relationship management                          -              2,996        (2,996) (b)                   -
    Carriage fee                                              -              4,466        (4,466) (c)                   -
    Amortization of intangibles                           3,205              3,270             -                    6,475
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                125,061             49,392             -                  174,453
---------------------------------------------------------------------------------------------------------------------------
Operating loss                                          (14,923)           (37,134)            -                  (52,057)
Interest and other income (expense), net                  4,179               (119)            -                    4,060
---------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income
      taxes and minority interest                       (10,744)           (37,253)            -                  (47,997)
Benefit from income taxes                               (14,879)                 -             -                  (14,879)
---------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                             4,135            (37,253)            -                  (33,118)
Minority interest in consolidated joint venture             294                  -             -                      294
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) before retained interest in
      EA.com                                           $  4,429          $ (37,253)       $    -                $ (32,824)
===========================================================================================================================

Allocation of retained interest (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended September 30, 2001
                                                              EA Core                 Adjustments and
                                                        (excl. EA.com)       EA.com      Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------

Net income (loss) before retained interest in EA.com    $   4,429        $(37,253)      $     -               $(32,824)
Net loss related to retained interest in EA.com           (31,665)         31,665             -                      -
---------------------------------------------------------------------------------------------------------------------------
Net loss                                                $ (27,236)       $ (5,588)      $     -               $(32,824)
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended September 30, 2000
                                                         EA Core                     Adjustments and
                                                  (excl. EA.com)           EA.com       Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers              $ 210,563          $  9,337           $     -            $ 219,900
Group sales                                                 683                 -              (683) (a)               -
---------------------------------------------------------------------------------------------------------------------------
       Total net revenues                               211,246             9,337              (683)             219,900
---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers          116,085             4,530                 -              120,615
Group cost of goods sold                                      -               683              (683) (a)               -
---------------------------------------------------------------------------------------------------------------------------
       Total cost of goods sold                         116,085             5,213              (683)             120,615
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                             95,161             4,124                 -               99,285
Operating expenses:
    Marketing and sales                                  36,752             1,511                 -               38,263
    General and administrative                           24,142             2,150                 -               26,292
    Research and development                             64,195            15,847            10,126  (b)          90,168
    Network development and support                           -             8,018            (8,018) (b)               -
    Customer relationship management                          -             2,108            (2,108) (b)               -
    Amortization of intangibles                           3,221             1,495                 -                4,716
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                128,310            31,129                 -              159,439
---------------------------------------------------------------------------------------------------------------------------
Operating loss                                          (33,149)          (27,005)                -              (60,154)
Interest and other income (expense), net                  4,090                12                 -                4,102
---------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income
      taxes and minority interest                       (29,059)          (26,993)                -              (56,052)
Benefit from income taxes                               (17,376)                -                 -              (17,376)
---------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                           (11,683)          (26,993)                -              (38,676)
Minority interest in consolidated joint venture            (233)                -                 -                 (233)
---------------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com           $ (11,916)         $(26,993)          $     -            $ (38,909)
===========================================================================================================================

Allocation of retained interest (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended September 30, 2000
                                                         EA Core                     Adjustments and
                                                  (excl. EA.com)           EA.com       Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com           $ (11,916)         $(26,993)          $     -            $ (38,909)
Net loss related to retained interest in EA.com         (22,944)           22,944                 -                    -
---------------------------------------------------------------------------------------------------------------------------
Net loss                                              $ (34,860)         $ (4,049)          $     -            $ (38,909)
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                   Six Months Ended September 30, 2001
                                                         EA Core                      Adjustments and
                                                  (excl. EA.com)           EA.com        Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers              $ 390,477          $ 31,629          $      -            $ 422,106
Group sales                                               1,050                 -            (1,050) (a)               -
---------------------------------------------------------------------------------------------------------------------------
       Total net revenues                               391,527            31,629            (1,050)             422,106
---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers          201,257             5,532                 -              206,789
Group cost of goods sold                                      -             1,050            (1,050) (a)               -
---------------------------------------------------------------------------------------------------------------------------
       Total cost of goods sold                         201,257             6,582            (1,050)             206,789
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                            190,270            25,047                 -              215,317
Operating expenses:
    Marketing and sales                                  65,810            11,082             8,932  (c)          85,824
    General and administrative                           43,419             5,199                 -               48,618
    Research and development                            119,108            31,297            37,955  (b)         188,360
    Network development and support                           -            32,045           (32,045) (b)               -
    Customer relationship management                          -             5,910            (5,910) (b)               -
    Carriage fee                                              -             8,932            (8,932) (c)               -
    Amortization of intangibles                           6,410             6,540                  -              12,950
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                234,747           101,005                  -             335,752
---------------------------------------------------------------------------------------------------------------------------
Operating loss                                          (44,477)          (75,958)                 -            (120,435)
Interest and other income (expense), net                  7,268              (491)                 -               6,777
---------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income
      taxes and minority interest                       (37,209)          (76,449)                 -            (113,658)
Benefit from income taxes                               (35,234)                -                  -             (35,234)
---------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                            (1,975)          (76,449)                 -             (78,424)
Minority interest in consolidated joint venture             346                 -                  -                 346
---------------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com           $  (1,629)         $(76,449)         $       -           $ (78,078)
===========================================================================================================================

Allocation of retained interest (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                                   Six Months Ended September 30, 2001
                                                          EA Core                    Adjustments and
                                                   (excl. EA.com)          EA.com       Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com           $  (1,629)         $(76,449)         $       -           $ (78,078)
Net loss related to retained interest in EA.com         (64,982)           64,982                  -                   -
---------------------------------------------------------------------------------------------------------------------------
Net loss                                              $ (66,611)         $(11,467)         $       -           $ (78,078)
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                  Six Months Ended September 30, 2000
                                                        EA Core                      Adjustments and
                                                 (excl. EA.com)           EA.com        Eliminations     Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers              $ 356,609          $ 18,090            $     -           $ 374,699
Group sales                                               1,043                 -             (1,043) (a)              -
---------------------------------------------------------------------------------------------------------------------------
       Total net revenues                               357,652            18,090             (1,043)            374,699
---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers          192,584             5,983                  -             198,567
Group cost of goods sold                                      -             1,043             (1,043) (a)              -
---------------------------------------------------------------------------------------------------------------------------
       Total cost of goods sold                         192,584             7,026             (1,043)            198,567
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                            165,068            11,064                  -             176,132
Operating expenses:
    Marketing and sales                                  70,012             3,444                  -              73,456
    General and administrative                           43,889             4,612                  -              48,501
    Research and development                            117,854            32,339             19,143  (b)        169,336
    Network development and support                           -            15,456            (15,456) (b)              -
    Customer relationship management                          -             3,687             (3,687) (b)              -
    Amortization of intangibles                           6,461             2,909                  -               9,370
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                238,216            62,447                  -             300,663
---------------------------------------------------------------------------------------------------------------------------
Operating loss                                          (73,148)          (51,383)                 -            (124,531)
Interest and other income (expense), net                  7,931                 7                  -               7,938
---------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income
      taxes and minority interest                       (65,217)          (51,376)                 -            (116,593)
Benefit from income taxes                               (36,144)                -                  -             (36,144)
---------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                           (29,073)          (51,376)                 -             (80,449)
Minority interest in consolidated joint venture            (731)                -                  -                (731)
---------------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com           $ (29,804)         $(51,376)           $     -           $ (81,180)
===========================================================================================================================

Allocation of retained interest (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                                  Six Months Ended September 30, 2000
                                                        EA Core                      Adjustments and
                                                 (excl. EA.com)           EA.com        Eliminations     Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net loss before retained interest in EA.com           $ (29,804)         $(51,376)           $     -         $ (81,180)
Net loss related to retained interest in EA.com         (43,670)           43,670                  -                 -
---------------------------------------------------------------------------------------------------------------------------
Net loss                                              $ (73,474)         $ (7,706)           $     -         $ (81,180)
===========================================================================================================================

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

The following table presents pro-forma results of operations allocating taxes between EA Core and EA.com. Consolidated taxes have been allocated to EA Core and EA.com on a pro rata basis based on the consolidated effective tax rates, thereby giving EA.com the tax benefit of its losses which is utilized by the consolidated group. Such tax benefit could not be recognized by EA.com on a stand-alone basis. The sum of tax expense and tax benefit for EA Core and EA.com is the same as consolidated tax expense and tax benefit. This presentation represents how management analyzes each segment of the business (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended September 30, 2001
                                                           EA Core                      Adjustments
                                                            (excl.                              and             Electronic
                                                           EA.com)          EA.com     Eliminations                   Arts
---------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income taxes and minority
   interest                                               $(10,744)       $(37,253)               $-            $ (47,997)
Benefit from income taxes                                   (3,331)        (11,548)                -              (14,879)
---------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                               (7,413)        (25,705)                -              (33,118)
Minority interest in consolidated joint venture                294               -                 -                  294
---------------------------------------------------------------------------------------------------------------------------
Net loss                                                  $ (7,119)       $(25,705)               $-            $ (32,824)
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended September 30, 2000
                                                            EA Core                     Adjustments
                                                            (excl.                              and             Electronic
                                                            EA.com)         EA.com     Eliminations                   Arts
---------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income taxes and minority
   interest                                               $(29,059)       $(26,993)               $-            $ (56,052)
Benefit from income taxes                                   (9,008)         (8,368)                -              (17,376)
---------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                              (20,051)        (18,625)                -              (38,676)
Minority interest in consolidated joint venture               (233)              -                 -                 (233)
---------------------------------------------------------------------------------------------------------------------------
Net loss                                                  $(20,284)       $(18,625)               $-            $ (38,909)
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                     Six Months Ended September 30, 2001
                                                            EA Core                     Adjustments
                                                            (excl.                              and             Electronic
                                                            EA.com)         EA.com     Eliminations                   Arts
---------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income taxes and minority
   interest                                               $(37,209)       $(76,449)               $-            $(113,658)
Benefit from income taxes                                  (11,535)        (23,699)                -              (35,234)
---------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                              (25,674)        (52,750)                -              (78,424)
Minority interest in consolidated joint venture                346               -                 -                  346
---------------------------------------------------------------------------------------------------------------------------
Net loss                                                  $(25,328)       $(52,750)               $-            $ (78,078)
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                     Six Months Ended September 30, 2000
                                                            EA Core                     Adjustments
                                                            (excl.                              and             Electronic
                                                            EA.com)         EA.com     Eliminations                   Arts
---------------------------------------------------------------------------------------------------------------------------
Loss before benefit from income taxes and minority
   interest                                               $(65,217)       $(51,376)               $-            $(116,593)
Benefit from income taxes                                  (20,217)        (15,927)                -              (36,144)
---------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                              (45,000)        (35,449)                -              (80,449)
Minority interest in consolidated joint venture               (731)              -                 -                 (731)
---------------------------------------------------------------------------------------------------------------------------
Net loss                                                  $(45,731)       $(35,449)               $-            $ (81,180)
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

Cost of Goods Sold. Cost of goods sold as a percentage of revenues decreased for the three and six months ended September 30, 2001 as compared to the same period last year primarily due to:

 .    An increase, as a percentage of revenues, of higher margin PlayStation 2 products as compared to the prior year.
 .    High margin advertising revenues for the three and six months ended
     September 30, 2001.
 .    Offset by lower revenues and margins on the PlayStation products.
 .    Offset by lower revenues on PC products compared to the prior year due to the strong sales of major hits including The Sims, SimCity 3000 Unlimited and The Sims: Livin' Large in the prior year.

Marketing and Sales. Marketing and sales expenses for the three months ended September 30, 2001 increased in absolute dollars by 18%, and increased 17% for the six months ended September 30, 2001 primarily attributed to:


 .    The amortization of the AOL carriage fee which began with the launch of
     EA.com in October 2000.
 .    Higher EA.com marketing and sales expenses due to increased staff required to support the live game sites, increased advertising campaigns promoting the Games Channel, and marketing and sales related headcount and expenditures associated with Pogo.
 .    Offset by lower marketing and advertising in Japan and Europe, due to large programs in the prior year for FIFA Soccer World Championship and Euro 2000 and delays in several promotional programs for F1 2001 and NHL 2002.

General and Administrative. General and administrative expenses decreased for the three months ended September 30, 2001 in absolute dollars by 3%, primarily due to a decrease in bad debt due to a write off of a receivable as a result of a default of payment from a customer in Europe in the prior year.

General and administrative expenses remained relatively flat in absolute dollars for the six months ended September 30, 2001 primarily due to:

 .    Additional staff and administrative related costs associated with the acquisition of Pogo in February 2001.
 .    Increase in payroll and occupancy costs to support the increased growth in
     North America.
 .    Offset by a decrease in bad debt expense due to a write off of a receivable as a result of a default of payment from a customer in Europe in the prior year.

Research and Development (excluding Network Development and Support and Customer Relationship Management). Research and development expenses (excluding network development and support and customer relationship management) remained relatively flat for the three and six months ended September 30, 2001 compared to the same period in the prior year due to a slight increase in development spending for next generation console products including development for the PlayStation 2, Xbox and Nintendo GameCube, offset by a slight decrease in write-offs of royalty advances as compared to the same period in the prior fiscal year.

Network Development and Support. Network development and support expenses increased for the three months ended September 30, 2001 in absolute dollars by 89%, and by 107% for the six months ended September 30, 2001, primarily due to:

 .    Capitalization of costs prior to the EA.com gamesite launch in the prior year as required under Statement of Position 98-1.
 .    Depreciation related to both hardware and internally developed software that began when the site went live in October 2001.
 .    Increased headcount and capital spending on our network infrastructure to support the growth of our live gamesites and related depreciation.
 .    Increased headcount and network-related costs associated with Pogo.

Customer Relationship Management. Customer relationship management expenses increased for the three months ended September 30, 2001 by 42% and 60% for the six months ended September 30, 2001, primarily due to increased headcount to support the growth in the Ultima Online subscriber base, launch of Majestic, and the increase in the number of free games and subscription offerings.

Amortization of Intangibles. The amortization of intangibles results primarily from the acquisitions of Westwood, Pogo, Kesmai, DreamWorks Interactive, ABC Software and other acquisitions. The increase for the three and six months ended September 30, 2001 for EA.com, compared to the same period in the prior year, was due to the acquisition of Pogo in March 2000.

Interest and Other Income, Net. Interest and other income, net, for the three months ended September 30, 2001 remained relatively consistent with the same period in the prior year. For the six months ended September 30, 2001, interest and other income, net, decreased in absolute dollars primarily due to a write-off of an investment in an affiliate in the current year.

Income Taxes. Our effective tax rate was 31% for the three and six months ended September 30, 2001 and 2000.

Net Loss. In absolute dollars, reported net loss for the three and six months ended September 30, 2001 decreased primarily related to higher revenues and gross profits as compared to the same period last year. This was partially offset by an increase in expenses due to the investment in EA.com, including amortization of carriage fee, higher network development and support costs for new online products, and our game site and the Games Channel on the AOL service.

Excluding goodwill and non-cash charges in the amount of $4,783,000, net of taxes, for the three months ended September 30, 2001 net loss would have been $28,041,000. Excluding goodwill and non-cash charges in the amount of $3,951,000, net of taxes, for the three months ended September 30, 2000, net loss would have been $34,958,000. Excluding goodwill and non-cash charges in the amount of $9,732,000, net of taxes, for the six months ended September 30, 2001 net loss would have been $68,346,000. Excluding goodwill and non-cash charges in the amount of $7,549,000, net of taxes, for the six months ended September 30, 2000, net loss would have been $73,631,000.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
  As of September 30, 2001, our working capital was $469,129,000 compared to $478,701,000 at March 31, 2001. Cash, cash equivalents and short-term investments decreased by approximately $58,547,000 during the six months ended September 30, 2001. We used $81,078,000 of cash from operations, $81,104,000 for short-term investments, $29,711,000 of cash in capital expenditures, offset by $50,164,000 of cash generated through the sale of equity securities under our stock plans during the six months ended September 30, 2001.

  Reserves for bad debts and sales returns decreased from $89,833,000 at March 31, 2001 to $69,317,000 at September 30, 2001. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

  Our principal source of liquidity is $407,945,000 in cash, cash equivalents and short-term investments and $4,581,000 in marketable securities. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements on both a short-term and long-term basis.

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

 .    During the six months ended September 30, 2001, EA.com used $54,370,000 of cash in operations, $10,762,000 in capital expenditures for computer equipment, network infrastructure, internal use software and related third party software, offset by $65,781,000 provided through the capital contributions from Electronic Arts. As a result of the net operating loss generated, we realized a tax benefit of approximately $23,699,000.

 .    During the six months ended September 30, 2000, EA.com used $53,417,000 of cash in operations, $57,611,000 in capital expenditures for computer equipment, network infrastructure and related software (including $28,281,000 of consulting hardware, software and direct payroll and payroll-related costs associated with the implementation of customized internal-use software), offset by $111,066,000 provided through the capital contributions from Electronic Arts. As a result of the net operating loss generated, we realized a tax benefit of approximately $15,927,000.

  Under the AOL agreement entered into in November 1999, EA.com is required to pay $50,000,000 to AOL as a carriage fee and $31,000,000 as a minimum guaranteed revenue share for revenues generated by subscriptions and other certain commercial transactions on the EA.com site. Of these amounts, $25,000,000 in carriage fee and $11,000,000 in revenue share were paid upon signing the agreement with the remainder of the respective items due in four equal annual installments beginning with the first anniversary of the initial payments. EA.com paid AOL the first annual carriage payment of $6,250,000 and the first annual revenue share payment of $5,000,000 in fiscal 2001. No payments were made to AOL in the six months ended September 30, 2001.

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

In June 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a material impact on our financial position or results of operations.

In October 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of determining the impact of this new accounting standard.

RISK FACTORS
--------------------------------------------------------------------------------

Electronic Arts' business is subject to many risks and uncertainties which may affect our future financial performance. Some of those important risks and uncertainties which may cause our operating results to vary or which may materially and adversely affect our operating results are as follows:

                   Risk Factors Relating to Our Core Business

Platform Transitions Such as the One Now Occurring Typically Depress the Market for Video Game Software Until New Platforms Achieve a Wide Market Acceptance

     When new video game platforms are announced or introduced into the market, consumers typically reduce their purchases of video games for current platforms in anticipation of new platforms being available. During that period, sales of our video game products can be expected to slow or even decline until new platforms have achieved a wide market and consumer acceptance. We are currently in such a transition. Sony shipped its PlayStation 2 product in Japan, North America and Europe in calendar year 2000. Nintendo launched its new console system, Nintendo GameCube, in Japan in September 2001 and announced subsequent releases in November 2001 in North America and in calendar year 2002 in Europe. Microsoft announced that its new console system, Xbox, will be initially released in November 2001 in North America, followed by releases in Japan and Europe. Delays in the launch or shortages of these platforms could also adversely affect our sales of products for these platforms. Current sales of our products for the existing PlayStation and Nintendo 64 platforms have been adversely affected (by the introduction of the PlayStation 2 and the pending introduction of new platforms). We expect this trend to continue until one or more of these new consoles achieve a wide installed base of consumers.

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

Product Development Schedules Are Frequently Unreliable and Make Predicting Quarterly Results Difficult

     Product development schedules, particularly for new hardware platforms and high-end multimedia personal computers, or PCs, are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. For example, EMPEROR: Battle for Dune for the PC, which was expected to ship in fiscal 2001 was not released until the first quarter of fiscal 2002 due to development delays. Also, Agent Under Fire for the PS2, which was expected to ship in fiscal 2001, released in October of fiscal 2002 due to development delays. Additionally, development risks for CD-ROM and DVD products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. Our revenues and earnings are dependent on our ability to meet our product release schedules, and our failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations for any individual quarter and the fiscal year.

Our Business Is Both Seasonal and Cyclical

     Our business is highly seasonal with a significant percentage of our revenues occurring in the December quarter. In fiscal 2002, we expect these seasonal trends to be magnified by general industry factors, including the current platform transition, anticipated fall launches of the Xbox and Nintendo GameCube in North America and the economic slowdown in the United States and other territories. In addition, we are continuing to invest significantly in our online operation, EA.com. Our business is also cyclical; video game platforms have historically had a life cycle of four to six years, and decline as more advanced platforms are being introduced. As one group of platforms is reaching the end of its cycle and new platforms are emerging, buying patterns may change. Purchases of products for older platforms may slow at a faster rate than sales of new platforms. We are currently in such a platform transition. Sony shipped its PlayStation 2 console in Japan, North America and Europe in calendar year 2000. Nintendo launched its new console system, Nintendo GameCube, in Japan in September 2001 and announced subsequent releases in November 2001 in North America and in calendar year 2002 in Europe. Microsoft announced that its new console system, Xbox, will be released in November 2001 in North America and will be followed by releases in Japan and Europe. Sales of our current products for the current Nintendo and Sony platforms have already been adversely affected, and we expect this trend to continue.

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

Our Platform Licensors Are Our Chief Competitors and Frequently Control the Manufacturing of Our Video Game Products

     Our agreements with hardware licensors, which are also our chief competitors, typically give significant control to the licensor over the approval and manufacturing of our products. This fact could, in certain circumstances, leave us unable to get our products approved, manufactured and shipped to customers. In most events, control of the approval and manufacturing process by the platform licensors increases both our manufacturing lead times and costs as compared to those we can achieve independently. For example, in prior years, we experienced delays in obtaining approvals for and manufacturing of PlayStation products which caused delays in shipping those products. The potential for additional delay or refusal to approve or manufacture our products continues with our platform licensors. Such occurrences would harm our business and adversely affect our financial performance. Additionally, we have not negotiated a final publishing agreement with Nintendo for the Nintendo GameCube platform and we do not know whether the final terms of this agreement will be favorable.

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

EA.com Has a History of Losses and Expects To Continue To Incur Losses and May Never Achieve Profitability

     EA.com has incurred substantial losses to date, including the first and second quarters of fiscal year 2002. We expect EA.com to continue to incur losses as it develops its business. EA.com will be required to maintain the significant support, service and product enhancement demands of online users, and we cannot be certain that EA.com will produce sufficient revenues from its operations to support these costs. Even if profitability is achieved, EA.com may not be able to sustain it over a period of time.

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

We Have Very Limited Experience with Online Games and May Not Be Able To Operate This Business Effectively

     Offering games solely for online play is a substantial departure from our traditional business of selling packaged software games. We have employed various pricing models, including subscription fees, "pay to play fees" and advertising. We have very little experience with developing optimal pricing strategies for online games and no experience in "pay to play" pricing or in securing advertising revenues for online services. For example, our product Majestic and our Sports package, each of which launched with a monthly subscription pricing model , have obtained only limited commercial success to date. Similarly, we are inexperienced in predicting usage patterns for our games. Because of our inexperience in this area, we may not be effective in achieving success that may otherwise be attainable from offering our games online.

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

Development of EA.com's Business Will Require Significant Capital, and We Cannot Be Assured That It Will Be Available

     EA.com will not be successful if it does not continue to receive substantial financing that is required to develop its business. Electronic Arts has agreed to provide a limited amount of funding to EA.com, but this financing alone may not be sufficient for the development of EA.com's business. Any additional funding that is obtained from EA may either be treated as a revolving credit advance or would increase EA's retained interest in EA.com and correspondingly decrease the interest of the holders of outstanding shares of Class B common stock. The attraction of additional equity or debt financing for EA.com from third parties may not be possible or may only be possible on terms that result in significant dilution to Class A and Class B common stockholders or interest or other costs and debt-related restrictions on the operation of the business. To date, nearly all funding (except warrants and cash from revenues) has been provided by EA.

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

To Become and Remain Competitive, EA.com Must Continually Develop and Expand New Content. This Is Inherently Risky and Expensive.

     EA.com's success depends on our ability to develop products and services for the EA.com site and our ability to continually expand the content on that site. Our agreement with AOL requires us to develop new games under our relationship with AOL. We cannot assure you that products will be developed on time, in a cost effective manner, or that they will be successful. Currently, the release of several products such as The Sims Online and Earth and Beyond for which we expect subscription revenue, have been delayed due to slipping development schedules. Similarly, the online product Majestic has thus far achieved only limited commercial success due in part to the difficulties of delivering the product online.

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

Online Product Development Schedules Are Unreliable and Make Predicting Quarterly Results Difficult

     Online product development schedules, particularly for Internet based games are difficult to predict because they involve creative processes, use of new development tools, Internet latency issues, a learning process to better understand Internet based game mechanics, and research and experimentation associated with development for new online technologies. Additionally, development risks for Internet based products can cause particular difficulties in predicting quarterly results because of the challenges associated with game testing, live Beta testing, integration into network servers and integration on to the Games web site and may impact the release ("go live") dates of products during a particular quarter. Several online products currently under development such as The Sims Online and Earth and Beyond have experienced development delays and will be released later than planned. Our revenues and operating costs are dependent on our ability to meet our product "go live" schedules, and our failure to meet those schedules could result in revenues falling short of analysts' expectations, with no corresponding decrease in expenses, resulting in increased operating losses for EA.com.


                              General Risk Factors

Because of the Competition for Qualified Technical, Creative, Marketing and Other Personnel, We May Not Be Able To Attract and Retain the Personnel Necessary for our Businesses

     The market for technical, creative, marketing and other personnel essential to the development of online businesses and management of our online and core businesses continues to be competitive, although current market conditions have made it less difficult to attract and retain the employees we need. In addition, the cost of real estate in the San Francisco Bay area - the location of our headquarters and largest studio remains relatively high, and has made recruiting from other areas and relocating employees to our headquarters more difficult. If we cannot successfully recruit and retain the employees we need, our ability to develop and manage our businesses will be impaired.

Foreign Sales and Currency Fluctuations

     For the six months ended September 30, 2001 international net revenues comprised 35% of total consolidated net revenues. For the fiscal year ended March 31, 2001, international net revenues comprised 37% of total consolidated net revenues. We expect foreign sales to continue to account for a significant and growing portion of our revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. While we hedge against foreign currency fluctuations, we cannot control translation issues. For example, our Japan and Asia Pacific revenues in the first half of fiscal 2002 were adversely impacted by a devaluation of the Yen and Australian Dollar as compared to the prior year. The devaluation had an adverse effect for the quarter and six months ended September 30, 2001 on our sales and net income. Any of these factors may significantly harm our business.

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

Fluctuations in Stock Price

      Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of our common stock in any given period. As a result of the factors discussed in this report and other factors that may arise in the future, the market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to us, to changes in analysts' earnings estimates, or to factors affecting the computer, software, Internet, entertainment, media or electronics businesses. In addition, fluctuations may be due to uncertainties in the securities markets in general. For example, during the fiscal year ended March 31, 2001, the price per share of our Class A common stock ranged from $26.59 to $56.13 and $44.50 to $63.04 during the six months ended September 30, 2001.

World Events

      The terrorist attacks of September 11, 2001 in the Unites States, the subsequent US military action, and the continuing concerns over potential additional terrorist attacks against US interests and citizens pose serious uncertainties in our business. Consumer spending, consumer preferences in entertainment, and the securities markets generally may be affected on an ongoing and unpredictable basis by these events, all of which may make prediction of our results more difficult.

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

Foreign Currency Exchange Rate Risk

We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, thereby, limiting our risk. Gains and losses on foreign exchange contracts are reflected in the income statement. At September 30, 2001, we had foreign exchange contracts, all with maturities of less than six months to purchase and sell approximately $155,862,000 in foreign currencies, primarily British Pounds, Canadian Dollars, European Currency Units ("Euros"), Japanese Yen and other currencies.

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

The following table below provides information about our foreign currency forward exchange contracts at September 30, 2001. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value.

===================================================================================================================
                                                                               Weighted- Average
                                                           Contract Amount         Contract Rate       Fair Value
-------------------------------------------------------------------------------------------------------------------
                                                           (In thousands)                            (In thousands)
Foreign currency to be sold under contract:
    British Pound                                               $100,728            1.4556              $ (793)
    Canadian Dollar                                               17,602            1.5339                 523
    Euro                                                          12,192            0.8709                (542)
    Japanese Yen                                                   7,297          116.9100                  67
    South African Rand                                             4,156            0.1123                  85
    Swedish Krona                                                  2,594           10.7940                 (27)
    Norwegian Krone                                                1,140            8.7706                  16
    Danish Krone                                                   1,360            8.0890                  13
    Australian Dollar                                                424            0.5300                  30
--------------------------------------------------------------------------------------------------------------
Total                                                           $147,493                                $ (628)
--------------------------------------------------------------------------------------------------------------
Foreign currency to be purchased under contract:
    British Pound                                               $  8,369            1.4706              $   73
--------------------------------------------------------------------------------------------------------------
Total                                                           $  8,369                                $   73
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
Grand total                                                     $155,862                                $ (555)
--------------------------------------------------------------------------------------------------------------

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. At September 30, 2001, our cash equivalents, short-term and long-term investments included debt securities of $339,288,000. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The table below presents the amounts and related weighted average interest rates of our investment portfolio at September 30, 2001:


============================================================================
                                   Average
                                Interest Rate      Cost         Fair Value
----------------------------------------------------------------------------
                                   (Dollars in thousands)
Cash equivalents
    Fixed rate                      0.00%         $      -       $      -
    Variable rate                   2.18%         $201,748       $201,748
Short-term investments
    Fixed rate                      4.10%         $122,582       $124,078
    Variable rate                   4.10%         $  5,000       $  5,062
Long-term investments
    Fixed rate                      0.00%         $      -       $      -
    Variable rate                   6.35%         $  8,400       $  8,778
-------------------------------------------------------------------------


Maturity and call dates for short-term investments range from 3 months to 12 months.

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

          None.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits:  None
(b)       Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ELECTRONIC ARTS INC.
                                   (Registrant)


                                   /s/ E. STANTON MCKEE
                                   --------------------
DATED:                             E. STANTON MCKEE
November 14, 2001                  Executive Vice President and
                                   Chief Financial and Administrative Officer