Form 10-Q
period 2001-12-31
ELECTRONIC ARTS INC
filed 2002-02-14
CIK 712515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

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

                  YES    X                           NO _____
                      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
         Class of Common Stock      Par Value          February 6, 2002
         ---------------------      ---------          ----------------
         Class A common stock       $0.01              137,939,831

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES


                                      INDEX

Part I - Financial Information                                                  Page
--------------------------------                                                ----
Item 1.     Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at December 31,
                     2001 and March 31, 2001                                      3

                  Condensed Consolidated Statements of Operations for
                     the Three Months Ended December 31, 2001 and 2000 and
                     the Nine Months Ended December 31, 2001 and 2000             4

                  Condensed Consolidated Statements of Cash Flows for the
                     Nine Months Ended December 31, 2001 and 2000                 5

                  Notes to Condensed Consolidated Financial Statements            7

Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                  20

Item 3.     Quantitative and Qualitative Disclosures About Market Risk           53

Part II - Other Information
---------------------------

Item 1.     Legal Proceedings                                                    55

Item 4.     Submission of Matters to a Vote of Security Holders                  55

Item 6.     Exhibits and Reports on Form 8-K                                     55

Signatures                                                                       56
----------

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                   December 31,      March 31,
                                                                                        2001           2001
                                                                                 ------------------------------
                                                  ASSETS

Current assets:
     Cash, cash equivalents and short-term investments                                $  486,842    $  466,492
     Marketable securities                                                                 7,282        10,022
     Receivables, less allowances of $139,898 and $89,833, respectively                  463,384       174,449
     Inventories, net                                                                     24,918        15,686
     Deferred income taxes                                                                57,126        57,082
     Other current assets                                                                129,537        94,996
                                                                                      ----------    ----------
       Total current assets                                                            1,169,089       818,727

Property and equipment, net                                                              322,790       337,199
Long-term investments                                                                      8,400         8,400
Investments in affiliates                                                                 18,213        19,052
Goodwill and other intangibles, net                                                      116,161       136,764
Long-term deferred income taxes                                                            2,945         2,926
Other assets                                                                              57,775        55,850
                                                                                      ----------    ----------
                                                                                      $1,695,373    $1,378,918
                                                                                      ==========    ==========

                            LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                 $  153,699    $   73,061
     Accrued and other liabilities                                                       367,537       266,965
                                                                                      ----------    ----------
       Total current liabilities                                                         521,236       340,026

Minority interest in consolidated joint venture                                            3,592         4,545
Stockholders' equity:
     Preferred stock, $0.01 par value.  Authorized 10,000,000 shares                           -             -
     Common stock
       Class A common stock, $0.01 par value.  Authorized 400,000,000 shares;
       issued 137,950,866 and 134,714,464 shares; outstanding 137,670,866 and
       134,714,464 shares, respectively                                                    1,380         1,347
       Class B common stock, $0.01 par value.  Authorized 100,000,000 shares;
       issued and outstanding 6,233,413 and 6,250,000 shares, respectively                    62            63
     Paid-in capital                                                                     632,930       540,354
     Treasury stock, at cost; 280,000 shares at December 31, 2001                        (11,922)            -
     Retained earnings                                                                   559,500       505,286
     Accumulated other comprehensive loss                                                (11,405)      (12,703)
                                                                                      ----------    ----------
       Total stockholders' equity                                                      1,170,545     1,034,347
                                                                                      ----------    ----------
                                                                                      $1,695,373    $1,378,918
                                                                                      ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                           Three Months Ended            Nine Months Ended
                                                              December 31,                  December 31,
                                                          2001           2000           2001           2000
                                                       --------------------------------------------------------
Net revenues                                           $   832,878    $   640,319    $ 1,254,984    $ 1,015,018
Cost of goods sold                                         400,853        306,797        607,642        505,364
                                                       -----------    -----------    -----------    -----------
     Gross profit                                          432,025        333,522        647,342        509,654
                                                       -----------    -----------    -----------    -----------
Operating expenses:
   Marketing and sales                                      93,875         65,389        179,699        138,845
   General and administrative                               31,833         28,480         80,451         76,981
   Research and development                                 97,406        109,604        285,766        278,940
   Amortization of intangibles                               6,359          4,681         19,309         14,051
   Restructuring and asset impairment charges               14,051             --         14,051             --
                                                       -----------    -----------    -----------    -----------
       Total operating expenses                            243,524        208,154        579,276        508,817
                                                       -----------    -----------    -----------    -----------
     Operating income                                      188,501        125,368         68,066            837
Interest and other income, net                               3,515          2,690         10,292         10,628
                                                       -----------    -----------    -----------    -----------
     Income before provision for income taxes
       and minority interest                               192,016        128,058         78,358         11,465
Provision for income taxes                                  59,525         39,698         24,291          3,554
                                                       -----------    -----------    -----------    -----------
     Income before minority interest                       132,491         88,360         54,067          7,911
Minority interest in consolidated joint venture               (199)          (382)           147         (1,113)
                                                       -----------    -----------    -----------    -----------
      Net income                                       $   132,292    $    87,978    $    54,214    $     6,798
                                                       ===========    ===========    ===========    ===========
Class A common stock:
Net income:
   Basic                                               $   138,998    $    95,416    $    72,387    $    21,942
                                                       ===========    ===========    ===========    ===========
   Diluted                                             $   132,292    $    87,978    $    54,214    $     6,798
                                                       ===========    ===========    ===========    ===========
Net income per share:
   Basic                                               $      1.01    $      0.72    $      0.53    $      0.17
   Diluted                                             $      0.92    $      0.63    $      0.38    $      0.05
Number of shares used in computation:
   Basic                                                   137,103        132,339        136,457        130,716
   Diluted                                                 143,399        138,904        142,847        137,372

Class B common stock:
Net loss, net of retained interest in EA.com           $    (6,706)   $    (7,438)   $   (18,173)   $   (15,144)
                                                       ===========    ===========    ===========    ===========
Net loss per share:
   Basic                                               $     (1.11)   $     (1.24)   $     (3.02)   $     (2.52)
   Diluted                                             $     (1.11)   $     (1.24)   $     (3.02)   $     (2.52)
Number of shares used in computation:
   Basic                                                     6,028          6,000          6,023          6,000
   Diluted                                                   6,028          6,000          6,023          6,000

     See accompanying notes to condensed consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                        Nine Months
                                                                                     Ended December 31,
                                                                                      2001        2000
                                                                                   ----------------------
Operating activities:
   Net income                                                                      $  54,214    $   6,798
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
         Minority interest in consolidated joint venture                                (147)       1,113
         Equity in net (gain) loss of affiliates                                      (2,134)         452
         Gain on sale of affiliate                                                      (200)        (214)
         Depreciation and amortization                                                83,551       50,272
         Non-cash restructuring and asset impairment charges                           6,503           --
         Loss on sale of fixed assets                                                    372        1,542
         Bad debt expense                                                              7,142        6,091
         Tax benefit from exercise of stock options                                   16,789       15,332
         Change in assets and liabilities:
              Receivables                                                           (296,077)    (128,488)
              Inventories                                                             (9,232)       3,134
              Other assets                                                           (46,892)      (9,814)
              Accounts payable                                                        80,638      (29,511)
              Accrued and other liabilities                                           95,364       83,652
              Deferred income taxes                                                     (497)         966
                                                                                   ---------    ---------
                Net cash provided by (used in) operating activities                  (10,606)       1,325
                                                                                   ---------    ---------

Investing activities:
   Proceeds from sale of property and equipment                                          258        3,958
   Purchase of marketable securities, net                                                 --       (2,479)
   Proceeds from sale of affiliate                                                       570           --
   Capital expenditures                                                              (40,056)    (104,860)
   Investment in affiliates, net                                                       2,918          662
   Change in short-term investments, net                                             (64,624)      22,443
                                                                                   ---------    ---------
                Net cash used in investing activities                               (100,934)     (80,276)
                                                                                   ---------    ---------

Financing activities:
   Proceeds from sales of shares through employee stock
        plans and other plans                                                         75,819       60,862
   Purchase of treasury shares                                                       (11,922)          --
                                                                                   ---------    ---------
                Net cash provided by financing activities                             63,897       60,862
                                                                                   ---------    ---------

Translation adjustment                                                                 2,369       (3,886)
                                                                                   ---------    ---------
Decrease in cash and cash equivalents                                                (45,274)     (21,975)
Beginning cash and cash equivalents                                                  419,812      246,265
                                                                                   ---------    ---------
Ending cash and cash equivalents                                                     374,538      224,290
Short-term investments                                                               112,304       71,087
                                                                                   ---------    ---------
Ending cash, cash equivalents and short-term investments                           $ 486,842    $ 295,377
                                                                                   =========    =========

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)
                                   (unaudited)

                                                               Nine Months
                                                            Ended December 31,
                                                             2001       2000
                                                            ------------------

Supplemental cash flow information:
-----------------------------------
   Cash paid during the year for income taxes               $ 7,582    $10,706
                                                            =======    =======

Non-cash investing activities:
------------------------------
   Change in unrealized appreciation (depreciation) of
   investments and marketable securities                    $(1,443)   $ 9,458
                                                            =======    =======

     See accompanying notes to condensed consolidated financial statements.

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

Note 2. Fiscal Year and Fiscal Quarter

The Company's fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to March 31 in each year. The results of operations for fiscal 2002 will contain 52 weeks. The results of operations for fiscal 2001 contained 53 weeks. Accordingly, the results of operations for the first three quarters of fiscal 2002 and the first three quarters of fiscal 2001 contain 39 weeks and 40 weeks, respectively. For clarity of presentation, all fiscal periods are treated as ending on a calendar month end.

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

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

Note 5. Treasury Stock

In September 2001, the Board of Directors approved a plan to purchase up to two million shares of the Company's Class A common stock. For the nine months ended December 31, 2001, the Company repurchased 280,000 shares for approximately $11,922,000 under the program. None of these shares were reissued as of December 31, 2001.

Note 6. Prepaid Royalties

Prepaid royalties consist primarily of prepayments for manufacturing royalties, original equipment manufacturer (OEM) fees and license fees paid to celebrities, professional sports organizations and other organizations for use of their trade name and content. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual or effective royalty rate as cost of goods sold based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly and charges to the Statement of Operations any amounts that management deems unlikely to be realized through product sales. Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year. The current portion of prepaid royalties, included in other current assets, was $68,545,000 and $46,264,000 at December 31, 2001 and March 31, 2001, respectively. The long-term portion of prepaid royalties, included in other assets, was $11,363,000 and $9,664,000 at December 31, 2001 and March 31, 2001, respectively.

Note 7. Inventories

Inventories are stated at the lower of cost or market. Inventories at December 31, 2001 and March 31, 2001 consisted of (in thousands):

===============================================================================
                                      December 31, 2001          March 31, 2001
-------------------------------------------------------------------------------
Raw materials and work in process           $     3,216             $       976
Finished goods                                   21,702                  14,710
-------------------------------------------------------------------------------
                                            $    24,918             $    15,686
===============================================================================

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

Note 8. Accrued and Other Liabilities

Accrued and other liabilities at December 31, 2001 and March 31, 2001 consisted of (in thousands):

==============================================================================
                                        December 31, 2001       March 31, 2001
------------------------------------------------------------------------------
Accrued royalties                             $   115,860           $   55,997
Accrued compensation and benefits                  81,306               75,603
Accrued expenses                                   77,756               67,957
Accrued income taxes                               64,114               42,371
Deferred revenue                                   15,527               16,967
Warranty reserve                                   12,974                8,070
------------------------------------------------------------------------------
                                              $   367,537           $  266,965
==============================================================================

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

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


Information about the Company's business segments is presented below for the three and nine months ended December 31, 2001 and 2000 (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended December 31, 2001
                                                        EA Core                      Adjustments and
                                                 (excl. EA.com)             EA.com      Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers             $  810,930         $   21,948        $        -           $ 832,878
Group sales                                               1,877                  -            (1,877) (a)              -
---------------------------------------------------------------------------------------------------------------------------
       Total net revenues                               812,807             21,948            (1,877)            832,878
---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers          397,138              3,715                 -             400,853
Group cost of goods sold                                      -              1,877            (1,877) (a)              -
---------------------------------------------------------------------------------------------------------------------------
       Total cost of goods sold                         397,138              5,592            (1,877)            400,853
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                            415,669             16,356                 -             432,025
Operating expenses:
    Marketing and sales                                  84,192              5,217             4,466 (c)           93,875
    General and administrative                           29,116              2,717                 -               31,833
    Research and development                             66,030             13,935            17,441 (b)           97,406
    Network development and support                           -             14,858           (14,858)(b)                -
    Customer relationship management                          -              2,583            (2,583)(b)                -
    Carriage fee                                              -              4,466            (4,466)(c)                -
    Amortization of intangibles                           3,205              3,154                 -                6,359
    Restructuring and asset impairment charges                -             14,051                 -               14,051
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                182,543             60,981                 -              243,524
---------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                 233,126            (44,625)                -              188,501
Interest and other income (expense), net                  3,597                (82)                -                3,515
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income
    taxes and minority interest                         236,723            (44,707)                -              192,016
Provision for income taxes                               59,525                  -                 -               59,525
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                  177,198            (44,707)                -              132,491
Minority interest in consolidated joint venture            (199)                 -                 -                 (199)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) before retained interest in
    EA.com                                           $  176,999         $  (44,707)       $        -           $  132,292
===========================================================================================================================

Interest income                                      $    3,025         $        8        $        -           $    3,033
Depreciation and amortization                            13,438             14,819                 -               28,257
Identifiable assets                                   1,502,949            192,424                 -            1,695,373
Capital expenditures                                      8,660              1,685                 -               10,345

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

===========================================================================================================================
                                                                    Three Months Ended December 31, 2000
                                                         EA Core                     Adjustments and
                                                  (excl. EA.com)           EA.com       Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers             $  629,145         $  11,174          $       -           $  640,319
Group sales                                                 752                 -               (752)(a)                -
---------------------------------------------------------------------------------------------------------------------------
       Total net revenues                               629,897            11,174               (752)             640,319
---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers          304,036             2,761                  -              306,797
Group cost of goods sold                                      -               752               (752)(a)                -
---------------------------------------------------------------------------------------------------------------------------
       Total cost of goods sold                         304,036             3,513               (752)             306,797
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                            325,861             7,661                  -              333,522
Operating expenses:
    Marketing and sales                                  56,690             4,233              4,466 (c)           65,389
    General and administrative                           25,722             2,758                  -               28,480
    Research and development                             65,081            23,223             21,300 (b)          109,604
    Network development and support                           -            18,640            (18,640)(b)                -
    Customer relationship management                          -             2,660             (2,660)(b)                -
    Carriage fee                                              -             4,466             (4,466)(c)                -
    Amortization of intangibles                           3,184             1,497                  -                4,681
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                150,677            57,477                  -              208,154
---------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                 175,184           (49,816)                 -              125,368
Interest and other income, net                            2,456               234                  -                2,690
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                       177,640           (49,582)                 -              128,058
Provision for income taxes                               39,698                 -                  -               39,698
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                  137,942           (49,582)                 -               88,360
Minority interest in consolidated joint venture            (382)                -                  -                 (382)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) before retained interest in
    EA.com                                           $  137,560         $ (49,582)         $       -           $   87,978
===========================================================================================================================

Interest income                                      $    3,147         $      22          $       -           $    3,169
Depreciation and amortization                             7,539            11,150                  -               18,689
Identifiable assets                                   1,172,112           165,164                  -            1,337,276
Capital expenditures                                     10,192             7,807                  -               17,999

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

===========================================================================================================================
                                                                    Nine Months Ended December 31, 2001
                                                         EA Core                     Adjustments and
                                                  (excl. EA.com)           EA.com       Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers             $1,201,407        $   53,577          $       -           $1,254,984
Group sales                                               2,927                 -             (2,927)(a)                -
---------------------------------------------------------------------------------------------------------------------------
       Total net revenues                             1,204,334            53,577             (2,927)           1,254,984
---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers          598,395             9,247                  -              607,642
Group cost of goods sold                                      -             2,927             (2,927)(a)                -
---------------------------------------------------------------------------------------------------------------------------
       Total cost of goods sold                         598,395            12,174             (2,927)             607,642
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                            605,939            41,403                  -              647,342
Operating expenses:
    Marketing and sales                                 150,002            16,299             13,398 (c)          179,699
    General and administrative                           72,535             7,916                  -               80,451
    Research and development                            185,138            45,232             55,396 (b)          285,766
    Network development and support                           -            46,903            (46,903)(b)                -
    Customer relationship management                          -             8,493             (8,493)(b)                -
    Carriage fee                                              -            13,398            (13,398)(c)                -
    Amortization of intangibles                           9,615             9,694                  -               19,309
    Restructuring and asset impairment charges                -            14,051                  -               14,051
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                417,290           161,986                  -              579,276
---------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                 188,649          (120,583)                 -               68,066
Interest and other income (expense), net                 10,865              (573)                 -               10,292
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                       199,514          (121,156)                 -               78,358
Provision for income taxes                               24,291                 -                  -               24,291
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                  175,223          (121,156)                 -               54,067
Minority interest in consolidated joint venture             147                 -                  -                  147
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) before retained interest in
    EA.com                                           $  175,370        $ (121,156)         $       -           $   54,214
===========================================================================================================================

Interest income                                      $   12,493        $       43          $       -           $   12,536
Depreciation and amortization                            38,267            45,284                  -               83,551
Capital expenditures                                     27,609            12,447                  -               40,056

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

===========================================================================================================================
                                                                     Nine Months Ended December 31, 2000
                                                         EA Core                     Adjustments and
                                                  (excl. EA.com)           EA.com       Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers               $985,754        $   29,264         $        -           $1,015,018
Group sales                                               1,795                 -             (1,795)(a)                -
---------------------------------------------------------------------------------------------------------------------------
       Total net revenues                               987,549            29,264             (1,795)           1,015,018
---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers          496,620             8,744                  -              505,364
Group cost of goods sold                                      -             1,795             (1,795)(a)                -
---------------------------------------------------------------------------------------------------------------------------
       Total cost of goods sold                         496,620            10,539             (1,795)             505,364
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                            490,929            18,725                  -              509,654
Operating expenses:
    Marketing and sales                                 126,702             7,677              4,466 (c)          138,845
    General and administrative                           69,611             7,370                  -               76,981
    Research and development                            182,935            55,562             40,443 (b)          278,940
    Network development and support                           -            34,096            (34,096)(b)                -
    Customer relationship management                          -             6,347             (6,347)(b)                -
    Carriage fee                                              -             4,466             (4,466)(c)                -
    Amortization of intangibles                           9,645             4,406                  -               14,051
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                388,893           119,924                  -              508,817
---------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                 102,036          (101,199)                 -                  837
Interest and other income, net                           10,387               241                  -               10,628
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                       112,423          (100,958)                 -               11,465
Provision for income taxes                                3,554                 -                  -                3,554
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                  108,869          (100,958)                 -                7,911
Minority interest in consolidated joint venture          (1,113)                -                  -               (1,113)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) before retained interest in
    EA.com                                             $107,756        $ (100,958)        $        -           $    6,798
===========================================================================================================================

Interest income                                        $ 11,546        $       71         $        -           $   11,617
Depreciation and amortization                            29,449            20,823                  -               50,272
Capital expenditures                                     39,442            65,418                  -              104,860

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

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

Information about the Company's operations in the North America and foreign areas for the three and nine months ended December 31, 2001 and 2000 is presented below:

===================================================================================================================================
(In thousands)                                                                       Asia
                                                                                  Pacific
                                                          North                (excluding
                                                        America       Europe       Japan)       Japan   Eliminations         Total
                                                   --------------------------------------------------------------------------------
Three months ended December 31, 2001
------------------------------------
Net revenues from unaffiliated customers            $   510,752     $279,601      $21,801     $20,724     $       -     $  832,878
Intercompany revenues                                     1,222       17,262        2,753          55       (21,292)             -
                                                   --------------------------------------------------------------------------------
     Total net revenues                                 511,974      296,863       24,554      20,779       (21,292)       832,878
                                                   ================================================================================
Operating income                                         71,022      116,770          167         700          (158)       188,501
Interest income                                           2,742          254           37           -             -          3,033
Depreciation and amortization                            24,204        3,632          250         171             -         28,257
Identifiable assets                                   1,202,728      440,991       29,368      22,286             -      1,695,373
Capital expenditures                                      7,331        2,340          437         237             -         10,345
Long-lived assets                                       351,891      164,079        4,522       4,406             -        524,898

Nine months ended December 31, 2001
-----------------------------------
Net revenues from unaffiliated customers            $   783,369     $392,615      $39,859     $39,141     $       -     $1,254,984
Intercompany revenues                                     3,553       26,708        6,860          55       (37,176)             -
                                                   --------------------------------------------------------------------------------
     Total net revenues                                 786,922      419,323       46,719      39,196       (37,176)     1,254,984
                                                   ================================================================================
Operating income (loss)                                 (24,683)      92,648         (129)       (302)          532         68,066
Interest income                                          10,974        1,392          170           -             -         12,536
Depreciation and amortization                            72,408       10,044          616         483             -         83,551
Capital expenditures                                     29,941        8,604          710         801             -         40,056

Three months ended December 31, 2000
------------------------------------
Net revenues from unaffiliated customers            $   416,904     $189,943      $19,887     $13,585     $       -     $  640,319
Intercompany revenues                                     3,692       11,161        3,569       2,071       (20,493)             -
                                                   --------------------------------------------------------------------------------
     Total net revenues                                 420,596      201,104       23,456      15,656       (20,493)       640,319
                                                   ================================================================================
Operating income                                         82,257       39,588        2,941       1,411          (829)       125,368
Interest income                                           2,598          494           77           -             -          3,169
Depreciation and amortization                            15,393        2,932          218         146             -         18,689
Identifiable assets                                     876,560      406,952       29,083      24,681             -      1,337,276
Capital expenditures                                     15,361        2,202          328         108             -         17,999
Long-lived assets                                       323,825      160,420        4,146       3,967             -        492,358

Nine months ended December 31, 2000
-----------------------------------
Net revenues from unaffiliated customers            $   641,502     $291,786      $41,526     $40,204     $       -     $1,015,018
Intercompany revenues                                     8,971       19,979       10,126       2,071       (41,147)             -
                                                   --------------------------------------------------------------------------------
     Total net revenues                                 650,473      311,765       51,652      42,275       (41,147)     1,015,018
                                                   ================================================================================
Operating income (loss)                                   2,547      (11,624)       4,812       4,800           302            837
Interest income                                           8,847        2,430          340           -             -         11,617
Depreciation and amortization                            41,053        8,202          591         426             -         50,272
Capital expenditures                                     88,796       14,683          999         382             -        104,860

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

Information about the Company's net revenues by product line for the three and nine months ended December 31, 2001 and 2000 is presented below:

======================================================================================
(In thousands)                       Three Months Ended           Nine Months Ended
                                        December 31,                December 31,
                                         2001         2000         2001          2000
--------------------------------------------------------------------------------------
PlayStation 2                        $227,554     $144,611    $ 369,836     $ 157,629
PC                                    194,856      152,689      318,818       303,445
PlayStation                           122,940      183,309      162,129       277,967
Xbox                                   44,629            -       44,629             -
Game Boy Advance                       30,543            -       30,543             -
Nintendo GameCube                      30,026            -       30,026             -
Game Boy Color                         24,176            -       28,455             -
Advertising                            10,556        2,591       25,317         2,591
License, OEM and Other                  9,384        5,218       17,868        14,953
N64                                     8,437       49,241       17,064        60,008
Online Subscriptions                    7,002        6,753       22,146        22,209
Online Packaged Goods                   1,992          557        2,532         1,951
Affiliated Label                      120,783       95,350      185,621       174,265
--------------------------------------------------------------------------------------
                                     $832,878     $640,319   $1,254,984    $1,015,018
======================================================================================

Note 10. Comprehensive Income

The components of comprehensive income, net of tax, for the three and nine months ended December 31, 2001 and 2000 were as follows (in thousands):

======================================================================================================
                                                     Three Months Ended          Nine Months Ended
                                                        December 31,               December 31,
                                                         2001         2000          2001         2000
------------------------------------------------------------------------------------------------------
Net income                                           $132,292      $87,978       $54,214      $ 6,798
------------------------------------------------------------------------------------------------------
Other comprehensive income:
   Change in unrealized appreciation
   (depreciation) of investments, net of tax
   expense (benefit) of $356, $(112), $434 and
   $(536)                                               1,982         (100)       (1,877)       9,994
   Foreign currency translation adjustments              (839)       2,280         3,175       (3,463)
------------------------------------------------------------------------------------------------------
Total other comprehensive income                        1,143        2,180         1,298        6,531
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Total comprehensive income                           $133,435      $90,158       $55,512      $13,329
======================================================================================================

The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

                     ELECTRONIC ARTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

Note 11. Net Earnings (Loss) Per Share

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

(in thousands, except per share amounts):
---------------------------------------------------------------------------------------------------------
                                                       Three months ended December 31, 2001
                                              Class A common        Class A common      Class B common
                                               stock-Basic          stock-Diluted            stock
---------------------------------------------------------------------------------------------------------
Net income (loss) before retained
     interest in EA.com                                $176,999              $132,292          $(44,707)
Net loss related to retained interest
     in EA.com                                          (38,001)                    -             38,001
---------------------------------------------------------------------------------------------------------
Net income (loss)                                      $138,998              $132,292          $ (6,706)
---------------------------------------------------------------------------------------------------------

Shares used to compute net
     income (loss) per share:
Weighted-average common shares                          137,103               137,103              6,028
Dilutive stock equivalents                                    -                 6,296                  -
---------------------------------------------------------------------------------------------------------
Dilutive potential common shares                        137,103               143,399              6,028
=========================================================================================================

---------------------------------------------------------------------------------------------------------
Net income (loss) per share:
Basic                                                  $   1.01                   N/A          $   (1.11)
Diluted                                                     N/A                 $0.92          $   (1.11)
---------------------------------------------------------------------------------------------------------

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

(in thousands, except per share amounts):
------------------------------------------------------------------------------------------------------
                                                       Nine months ended December 31, 2001
                                             Class A common        Class A common      Class B common
                                              stock-Basic          stock-Diluted            stock
------------------------------------------------------------------------------------------------------
Net income (loss) before retained
     interest in EA.com                               $175,370             $ 54,214        $ (121,156)
Net loss related to retained interest
     in EA.com                                        (102,983)                   -           102,983
------------------------------------------------------------------------------------------------------
Net income (loss)                                     $ 72,387             $ 54,214        $  (18,173)
------------------------------------------------------------------------------------------------------

Shares used to compute net
     income (loss) per share:
Weighted-average common shares                         136,457              136,457             6,023
Dilutive stock equivalents                                   -                6,390                 -
------------------------------------------------------------------------------------------------------
Dilutive potential common shares                       136,457              142,847             6,023
======================================================================================================

------------------------------------------------------------------------------------------------------
Net income (loss) per share:
Basic                                                 $   0.53                  N/A        $    (3.02)
Diluted                                                    N/A             $   0.38        $    (3.02)
------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------
                                                      Three months ended December 31, 2000
                                             Class A common        Class A common      Class B common
                                              stock-Basic          stock-Diluted            stock
------------------------------------------------------------------------------------------------------
Net income (loss) before retained
     interest in EA.com                               $137,560             $ 87,978        $  (49,582)
Net loss related to retained interest
     in EA.com                                         (42,144)                   -            42,144
------------------------------------------------------------------------------------------------------
Net income (loss)                                     $ 95,416             $ 87,978        $   (7,438)
------------------------------------------------------------------------------------------------------

Shares used to compute net
     income (loss) per share:
Weighted-average common shares                         132,339              132,339             6,000
Dilutive stock equivalents                                   -                6,565                 -
------------------------------------------------------------------------------------------------------
Dilutive potential common shares                       132,339              138,904             6,000
======================================================================================================

------------------------------------------------------------------------------------------------------
Net income (loss) per share:

Basic                                                 $   0.72                  N/A        $    (1.24)
Diluted                                                    N/A             $   0.63        $    (1.24)
------------------------------------------------------------------------------------------------------

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

------------------------------------------------------------------------------------------------------
                                                       Nine months ended December 31, 2000
                                             Class A common        Class A common      Class B common
                                              stock-Basic          stock-Diluted            stock
------------------------------------------------------------------------------------------------------
Net income (loss) before retained
     interest in EA.com                               $107,756             $  6,798        $ (100,958)
Net loss related to retained interest
     in EA.com                                         (85,814)                   -            85,814
------------------------------------------------------------------------------------------------------
Net income (loss)                                     $ 21,942             $  6,798        $  (15,144)
------------------------------------------------------------------------------------------------------

Shares used to compute net
     income (loss) per share:
Weighted-average common shares                         130,716              130,716             6,000
Dilutive stock equivalents                                   -                6,656                 -
------------------------------------------------------------------------------------------------------
Dilutive potential common shares                       130,716              137,372             6,000
======================================================================================================

------------------------------------------------------------------------------------------------------
Net income (loss) per share:
Basic                                                 $   0.17                  N/A        $    (2.52)
Diluted                                                    N/A             $   0.05        $    (2.52)
------------------------------------------------------------------------------------------------------

The Diluted EPS calculation for Class A common stock, presented above, includes the potential dilution from the conversion of Class B common stock to Class A common stock in the event that the initial public offering for Class B common stock does not occur. Net income used for the calculation of Diluted EPS for Class A common stock was $132,292,000 and $87,978,000 for the three months ended December 31, 2001 and 2000, respectively. Net income used for the calculation of Diluted EPS for Class A common stock was $54,214,000 and $6,798,000 for the nine months ended December 31, 2001 and 2000, respectively. This net income includes the remaining 15% interest in EA.com, which is directly attributable to outstanding Class B shares owned by third parties, which would be included in the Class A common stock EPS calculation in the event that the initial public offering for Class B common stock does not occur.

Excluded from the above computation of weighted-average shares for Diluted EPS for Class A common stock were options to purchase 1,729,312 and 1,425,157 shares of common stock for the three and nine months ended December 31, 2001, respectively, as the options' exercise price was greater than the average market price of the common shares.

Excluded from the above computation of weighted-average shares for Diluted EPS for Class A common stock were options to purchase 4,142,646 and 2,617,667 shares of common stock for the three and nine months ended December 31, 2000, respectively, as the options' exercise price was greater than the average market price of the common shares.

Due to the net loss attributable for the three and nine months ended December 31, 2001 and 2000 on a diluted basis to Class B Stockholders, stock options have been excluded from the

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

Diluted EPS calculation as their inclusion would have been antidilutive. Had net income been reported for the three and nine months ended December 31, 2001, an additional 828,000 and 884,000 shares would have been added to diluted potential common shares for Class B common stock, respectively. For the three and nine months ended December 31, 2000, an additional 1,016,000 and 287,000 shares would have been added to diluted potential common shares for Class B common stock.

Note 12. Restructuring and Asset Impairment Charges

During the quarter ended December 31, 2001, the Company announced a restructuring plan for EA.com to reduce its workforce and consolidate facilities. These restructuring and resulting asset impairment charges were necessary in order to focus on key online priorities and reduce EA.com's operating cost structure. The Company recorded total charges of $14,051,000, consisting of $3,763,000 for workforce reductions, $3,785,000 for consolidation of facilities and other administrative charges and $6,503,000 for the write-off of non-current assets.

The restructuring plan resulted in the termination of approximately 240 personnel, or one-third of EA.com's workforce, which affected all departments across the organization. The estimated costs for consolidation of facilities is comprised of contractual rental commitments under real estate leases for unutilized office space offset by estimated future sub-lease income. Included in these costs are estimated costs to close offices or consolidate facilities in various locations and costs to writeoff a portion of the assets from these facilities. In addition, the restructuring efforts required an evaluation of asset impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", to write these depreciable assets and certain intangibles to their fair value.

Restructuring and asset impairment charges for the three months ended December 31, 2001 were as follows (in thousands):

----------------------------------------------------------------------------------------------------
                               Expense Recorded                                         Unutilized
                                in the Quarter                                        balance as of
                                     Ended               Cash           Non-cash       December 31,
                                December 31, 2001    Utilization      Utilization          2001
----------------------------------------------------------------------------------------------------
Workforce                                 $ 3,763           $2,871           $    -          $  892
Facilities                                  3,785              132                -           3,653
Non-current assets                          6,503                -            6,503               -
----------------------------------------------------------------------------------------------------
Total                                     $14,051           $3,003           $6,503          $4,545
====================================================================================================

The restructuring accrual is included in accrued expenses in Note 8 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2: Management's Discussion and Analysis Of Financial Condition and Results Of Operations

This Quarterly Report, on Form 10-Q and, in particular, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results and performance include, but are not limited to, those discussed under the heading "Risk Factors" at pages 45 to 52, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001 as filed with the Securities and Exchange Commission on June 29, 2001 and other documents filed with the Commission.

We derive revenues primarily from shipments of entertainment software, which includes EA Studio products for dedicated entertainment systems (that we call video game systems or consoles such as PlayStation, PlayStation 2, Xbox and Nintendo GameCube, and handheld systems such as Game Boy Advance), EA Studio personal computer products (or PC), Co-Publishing products that are co-published and distributed by us, and Affiliated Label (or AL) products that are published by third parties and distributed by us. We also derive revenues from licensing of EA Studio products and AL products through hardware companies (or OEM), selling subscriptions on our online gaming service, selling advertisements on our online web pages and selling our packaged goods through our online store.

Information about our net revenues for North America and foreign areas for the three and nine months ended December 31, 2001 and 2000 is summarized below (in thousands):

                                               December 31,         December 31,
                                                   2001                 2000            Increase       % change
                                       ------------------------------------------------------------------------
Net Revenues for the Three Months Ended:
North America                                      $510,752            $416,904         $ 93,848            22.5%
                                       -------------------------------------------------------------------------

Europe                                              279,601             189,943           89,658            47.2%
Asia Pacific                                         21,801              19,887            1,914             9.6%
Japan                                                20,724              13,585            7,139            52.6%
                                       -------------------------------------------------------------------------
International                                       322,126             223,415           98,711            44.2%
                                       -------------------------------------------------------------------------
Consolidated Net Revenues                          $832,878            $640,319         $192,559            30.1%
                                       =========================================================================

                                             December 31,         December 31,        Increase/
                                                 2001                 2000           (Decrease)         % change
                                       --------------------------------------------------------------------------
Net Revenues for the Nine Months Ended:
North America                                    $  783,369          $  641,502         $141,867             22.1%
                                       --------------------------------------------------------------------------

Europe                                              392,615             291,786          100,829             34.6%
Asia Pacific                                         39,859              41,526           (1,667)            (4.0)%
Japan                                                39,141              40,204           (1,063)            (2.6)%
                                       --------------------------------------------------------------------------
International                                       471,615             373,516           98,099             26.3%
                                       --------------------------------------------------------------------------
Consolidated Net Revenues                        $1,254,984          $1,015,018         $239,966             23.6%
                                       ==========================================================================

North America Net Revenues

The increase in North America net revenues for the three and nine months ended December 31, 2001 compared to the same periods last year was primarily attributable to:

 . A 57% increase in PlayStation 2 revenues for the quarter and 179% for the nine months ended December 31, 2001 due to the shipment of key titles such as Madden NFL 2002, James Bond 007...Agent Under Fire, NBA Live 2002, SSX Tricky and NASCAR Thunder 2002, a higher installed base of hardware and a strong catalogue business. PlayStation 2 launched in October of fiscal 2001. Consequently, fiscal 2001 includes three months of revenues as compared to nine months of revenues from the PlayStation 2 in fiscal 2002.
 .  The launch of the Xbox platform in North America in November 2001 generated
   $44,629,000 in revenue from titles such as Madden NFL 2002, NBA Live 2002, NASCAR Thunder 2002, NHL 2002 and SSX Tricky. We commenced generating revenues for this platform following its North American launch in November 2001.
 .  The launch of Nintendo GameCube in North America in November 2001 generated
   $27,511,000 for the quarter from key titles such as Madden NFL 2002, SSX Tricky and FIFA Soccer 2002.
 . New revenues were generated by Game Boy Advance of $18,690,000 for the quarter from key titles including Harry Potter and the Sorcerer's Stone and Madden NFL. Also, Game Boy Color generated new revenues of $10,345,000 for the quarter and $13,652,000 for the nine months ended December 31, 2001 for titles such as Harry Potter and the Sorcerer's Stone, Madden NFL 2002 and The World Is Not Enough.
 . Advertising revenues increased by 307% for the quarter and 877% for the nine months ended December 31, 2001 as we commenced generating advertising revenues immediately following the launch of our gamesite on the world wide web in October 2000. In addition, advertising revenues were generated from Pogo Corporation's ("Pogo") websites subsequent to the February 2001 acquisition.
 . These increases were partially offset by the continued expected decrease in Sony PlayStation, which had fewer titles shipping compared to the same periods in the prior year, and Nintendo 64 revenues due to a declining market.

International Net Revenues
The increase in international net revenues for the three months ended December 31, 2001 compared to the three months ended December 31, 2000 was attributable to the following:

 . Europe's net revenues increased 47% compared to the prior year primarily due to the shipment of Harry Potter and the Sorcerer's Stone on four platforms, higher PlayStation 2 revenues driven by key titles such as James Bond 007...Agent Under Fire and FIFA Soccer 2002, and higher AL revenue resulting primarily from the addition of Capcom as an AL in Europe. These increases were partially offset by the expected decrease of revenues from Sony PlayStation.
 . Japan's net revenues increased 53% compared to the prior year, in spite of an unfavorable exchange rate comparison of about 13%, primarily due to higher PlayStation sales for key title Harry Potter and the Sorcerer's Stone in the current fiscal year.
 . Asia Pacific net revenues increased 10% compared to the prior year primarily due to sales of key title Harry Potter and the Sorcerer's Stone on the PC, Game Boy Color and Game Boy Advance platforms, partially offset by decreases in PlayStation 2 sales, Nintendo 64 sales and an unfavorable exchange rate comparison.

The increase in international net revenues for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000 was attributable to the following:


 . Europe net revenues increased by 35% compared to the prior year primarily due to higher PlayStation 2, AL and PC sales, partially offset by the expected decrease of revenues from Sony PlayStation. PlayStation 2 launched in November of fiscal 2001. Consequently, fiscal 2001 includes two months of revenues as compared to nine months of revenues from the PlayStation 2 in fiscal 2002.
 . The increase was partially offset by a decrease in Asia Pacific's net revenues of 4% compared to the prior year primarily due to the expected decrease in PlayStation and Nintendo 64 sales, an unfavorable exchange rate comparison and the later emergence of the PlayStation 2 in this market resulting in fewer hardware units in the area. Additionally, Asia Pacific did not benefit from our primary PlayStation 2 releases during the nine months ended December 31, 2001 which have more appeal to the North American market.
 . The increase was partially offset by Japan's net revenues, which decreased 3% compared to the prior year primarily due to the strong sales of our first PlayStation 2 title, FIFA Soccer World Championship, in the prior year and weakness in the Yen currency. Also, Japan did not benefit from our primary PlayStation 2 releases during the nine months ended December 31, 2001, which have more appeal to the North American market.

Information about our worldwide net revenues by product line for the three and nine months ended December 31, 2001 and 2000 is presented below (in thousands):

                                          December 31,   December 31,    Increase/
                                             2001           2000        (Decrease)    % change
                                          -----------------------------------------------------
Net Revenues for the Three Months Ended:
EA Studio:
---------
PlayStation 2                               $227,554       $144,611      $  82,943       57.4%
PC                                           194,856        152,689         42,167       27.6%
PlayStation                                  122,940        183,309        (60,369)     (32.9)%
Xbox                                          44,629              -         44,629        N/A
Game Boy Advance                              30,543              -         30,543        N/A
Nintendo GameCube                             30,026              -         30,026        N/A
Game Boy Color                                24,176              -         24,176        N/A
Advertising                                   10,556          2,591          7,965      307.4%
Online Subscriptions                           7,002          6,753            249        3.7%
License, OEM and Other                         9,384          5,218          4,166       79.8%
N64                                            8,437         49,241        (40,804)     (82.9)%
Online Packaged Goods                          1,992            557          1,435      257.6%
                                          -----------------------------------------------------
                                             712,095        544,969        167,126       30.7%
Affiliated Label:                            120,783         95,350         25,433       26.7%
-----------------                         -----------------------------------------------------
Consolidated Net Revenues                   $832,878       $640,319      $ 192,559       30.1%
                                          =====================================================

                                          December 31,   December 31,    Increase/
                                              2001          2000        (Decrease)    % change
                                          ----------------------------------------------------------
Net Revenues for the Nine Months Ended:
EA Studio:
---------
PlayStation 2                             $  369,836       $157,629      $ 212,207      134.6%
PC                                           318,818        303,445         15,373        5.1%
PlayStation                                  162,129        277,967       (115,838)     (41.7)%
Xbox                                          44,629              -         44,629        N/A
Game Boy Advance                              30,543              -         30,543        N/A
Nintendo GameCube                             30,026              -         30,026        N/A
Game Boy Color                                28,455              -         28,455        N/A
Advertising                                   25,317          2,591         22,726      877.1%
Online Subscriptions                          22,146         22,209            (63)      (0.3)%
License, OEM and Other                        17,868         14,953          2,915       19.5%
N64                                           17,064         60,008        (42,944)     (71.6)%
Online Packaged Goods                          2,532          1,951            581       29.8%
                                          ----------------------------------------------------------
                                           1,069,363        840,753        228,610       27.2%
Affiliated Label:                            185,621        174,265         11,356        6.5%
-----------------                         ----------------------------------------------------------
Consolidated Net Revenues                 $1,254,984     $1,015,018      $ 239,966       23.6%
                                          ==========================================================

PlayStation 2 Product Net Revenues
Revenues increased for the three and nine months ended December 31, 2001 due to the higher installed base of PlayStation 2 hardware and higher number of titles, including catalogue, available on the platform compared to the same periods last year. Major releases for the quarter include titles such as James Bond 007...Agent Under Fire, FIFA Soccer 2002, NBA Live 2002 and SSX Tricky. We released six PlayStation 2 titles in the current quarter compared to ten in the same period last year. We released 12 PlayStation 2 titles for both the nine months ended December 31, 2001 and 2000. We expect revenues from PlayStation 2 products to continue to grow in fiscal 2002, but as revenues for these products increase, we do not expect to maintain these growth rates.

Personal Computer Product Net Revenues
The increase in sales of PC products for the three and nine months ended December 31, 2001 compared to the same periods last year was primarily due to the strong sales of major hits including Harry Potter and the Sorcerer's Stone, The Sims Hot Date Expansion Pack, The Sims House Party and Black and White in the current year. We released five PC titles in the third quarter of the current fiscal year and the same period last year. We released ten PC titles in the nine months ended December 31, 2001 compared to 13 in the same period last year.

PlayStation Product Net Revenues
We released four titles for the PlayStation console during the third quarter of fiscal 2002 compared to ten titles released in the third quarter of fiscal 2001. We released five PlayStation titles in the nine months ended December 31, 2001 compared to 16 titles in the same period last year. As expected, PlayStation sales decreased for the three and nine months ended December 31, 2001 compared to the prior year primarily attributable to the completed transition to next generation console systems and fewer titles released for the product during the current year.

Sony released the PlayStation 2 worldwide in the prior year. Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of current PlayStation products to continue to decline significantly in fiscal 2002.

Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America in July 1994 (the "Sony Agreement"), as amended, we are authorized to develop and distribute CD-based software products compatible with the PlayStation. Furthermore, under the terms of an additional licensing agreement entered into with Sony Computer Entertainment of America as of April 2000 (the "PlayStation 2 Agreement"), as amended, we are authorized to develop and distribute DVD-based software products compatible with the PlayStation 2. Pursuant to these agreements, we engage Sony to supply its PlayStation and PlayStation 2 CDs and DVDs for distribution by us. Accordingly, we have limited ability to control our supply of PlayStation and PlayStation 2 CD and DVD products or the timing of their delivery.

Xbox Net Revenues
Following the launch of the Xbox platform in North America in November 2001, we released our first six Xbox titles during the third quarter of fiscal 2002. Titles released included Madden NFL 2002, NBA Live 2002, NASCAR Thunder 2002, NHL 2002, SSX Tricky and F1 2001.

Game Boy Advance Net Revenues
We released our first two Game Boy Advance titles, Harry Potter and the Sorcerer's Stone and Madden NFL 2002, during the third quarter of fiscal 2002.

Nintendo GameCube Net Revenues
We released our first three Nintendo GameCube titles, Madden NFL 2002, SSX Tricky and FIFA Soccer 2002, during the third quarter of fiscal 2002 following the platform's launch in Japan in September 2001 and North America in November 2001.

Game Boy Color Net Revenues
We released one Game Boy Color title, Harry Potter and the Sorcerer's Stone, in the third quarter of fiscal 2002.

Advertising Revenues
We commenced generating advertising revenues in the third quarter of fiscal year 2001 following the launch of our gamesite on the world wide web and the AOL Games Channel in October 2000. In addition, we also generated advertising revenues in the three and nine months ended December 31, 2001 related to Pogo's websites subsequent to the February 2001 acquisition.

Online Subscription Net Revenues
The increase in online revenues for the three months ended December 31, 2001 and slight decrease in online revenues for the nine months ended December 31, 2001 as compared to the same periods in the prior year were primarily attributable to the following:

     . An increase in the number of paying customers for Ultima Online to 208,000 as of December 31, 2001 as compared to 185,000 as of December 31, 2000.

     . The launch of Motor City Online in late October 2001. The number of subscribers to Motor City Online was 26,000 as of December 31, 2001. Of these, 12,000 had reached the end of their free period and were paying monthly subscription fees.

     . These increases were offset by a decrease in subscription revenues for Kesmai and Worldplay online games (most of which were transferred to our free service when the EA/AOL site went live in October 2000) for the three and nine months ended December 31, 2001.

License, OEM and Other Revenues
The increase in license, OEM and other revenues for the three and nine months ended December 31, 2001 was primarily due to a new OEM agreement with a customer in Europe.

Nintendo 64 Product Net Revenues
We released no N64 titles in the three months ended December 31, 2001 compared to two titles in the same period of the prior year. We released one N64 title in the nine months ended December 31, 2001 compared to three titles in the nine months ended December 31, 2000. The expected decrease in N64 revenues for the three and nine months ended December 31, 2001 compared to the same periods last year was primarily due to the declining market for N64 products and fewer titles released on this platform in the current fiscal year. We expect revenues from N64 products to decline significantly in fiscal 2002.

Under the terms of the N64 Agreement, we engage Nintendo to manufacture our N64 cartridges for distribution by us. Accordingly, we have little ability to control our supply of N64 cartridges or the timing of their delivery. A shortage of microchips or other factors outside our control could impair our ability to obtain an adequate supply of cartridges.

Affiliated Label Product Net Revenues
AL product sales increased for the three and nine months ended December 31, 2001 compared to the same periods last year primarily due to strong sales of hit titles including Simpsons Road Rage as well as Devil May Cry and Resident Evil:
Code Veronica resulting from new distribution deals with Capcom in the current year.

Operations by Segment

Management considers EA.com to be separate reportable segment. We operate in two principal business segments globally (see Note 3 of the Notes to Condensed Consolidated Financial Statements):

     . EA Core business segment: creation, marketing and distribution of entertainment software.

     . EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

EA.com represents Electronic Arts' online and e-Commerce businesses. EA.com's business includes subscription revenues collected for Internet game play on our websites, website advertising, sales of packaged goods for Internet-only based games and sales of Electronic Arts games sold through the EA.com web store. The Consolidated Statements of Operations includes all revenues and costs directly attributable to EA.com, including charges for shared facilities, functions and services used by EA.com and provided by EA Core. Certain costs and expenses have been allocated based on management's estimates of the cost of services provided to EA.com by EA Core.

Information about our operations by segment for the three and nine months ended December 31, 2001 and 2000 is presented below (in thousands):

---------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended December 31, 2001
                                                        EA Core                Adjustments and
                                                 (excl. EA.com)       EA.com      Eliminations        Electronic Arts
---------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers               $810,930     $ 21,948           $     -               $832,878
Group sales                                               1,877            -            (1,877) (a)                 -
---------------------------------------------------------------------------------------------------------------------
       Total net revenues                               812,807       21,948            (1,877)               832,878
---------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers          397,138        3,715                 -                400,853
Group cost of goods sold                                      -        1,877            (1,877) (a)                 -
---------------------------------------------------------------------------------------------------------------------
       Total cost of goods sold                         397,138        5,592            (1,877)               400,853
---------------------------------------------------------------------------------------------------------------------
Gross profit                                            415,669       16,356                 -                432,025
Operating expenses:
    Marketing and sales                                  84,192        5,217             4,466  (c)            93,875
    General and administrative                           29,116        2,717                 -                 31,833
    Research and development                             66,030       13,935            17,441  (b)            97,406
    Network development and support                           -       14,858           (14,858) (b)                 -
    Customer relationship management                          -        2,583            (2,583) (b)                 -
    Carriage fee                                              -        4,466            (4,466) (c)                 -
    Amortization of intangibles                           3,205        3,154                 -                  6,359
    Restructuring and asset impairment charges                -       14,051                 -                 14,051
---------------------------------------------------------------------------------------------------------------------
Total operating expenses                                182,543       60,981                 -                243,524
---------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                 233,126      (44,625)                -                188,501
Interest and other income (expense), net                  3,597          (82)                -                  3,515
---------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income
    taxes and minority interest                         236,723      (44,707)                -                192,016
Provision for income taxes                               59,525            -                 -                 59,525
---------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                  177,198      (44,707)                -                132,491
Minority interest in consolidated joint venture            (199)           -                 -                   (199)
---------------------------------------------------------------------------------------------------------------------
Net income (loss) before retained interest in
    EA.com                                             $176,999     $(44,707)          $     -               $132,292
=====================================================================================================================

Allocation of retained interest (in thousands):

---------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended December 31, 2001
                                                        EA Core                Adjustments and
                                                 (excl. EA.com)     EA.com        Eliminations        Electronic Arts
---------------------------------------------------------------------------------------------------------------------
Net income (loss) before retained interest in
    EA.com                                             $176,999     $(44,707)          $     -               $132,292
Net loss related to retained interest in EA.com         (38,001)      38,001                 -                      -
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $138,998     $ (6,706)          $     -               $132,292
=====================================================================================================================

--------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended December 31, 2000
                                                        EA Core                 Adjustments and
                                                 (excl. EA.com)      EA.com        Eliminations      Electronic Arts
--------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers              $ 629,145     $ 11,174           $      -            $ 640,319
Group sales                                                 752            -               (752) (a)               -
--------------------------------------------------------------------------------------------------------------------
       Total net revenues                               629,897       11,174               (752)             640,319
--------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers          304,036        2,761                  -              306,797
Group cost of goods sold                                      -          752               (752) (a)               -
--------------------------------------------------------------------------------------------------------------------
       Total cost of goods sold                         304,036        3,513               (752)             306,797
--------------------------------------------------------------------------------------------------------------------
Gross profit                                            325,861        7,661                  -              333,522
Operating expenses:
    Marketing and sales                                  56,690        4,233              4,466  (c)          65,389
    General and administrative                           25,722        2,758                  -               28,480
    Research and development                             65,081       23,223             21,300  (b)         109,604
    Network development and support                           -       18,640            (18,640) (b)               -
    Customer relationship management                          -        2,660             (2,660) (b)               -
    Carriage fee                                              -        4,466             (4,466) (c)               -
    Amortization of intangibles                           3,184        1,497                  -                4,681
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                                150,677       57,477                  -              208,154
--------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                 175,184      (49,816)                 -              125,368
Interest and other income, net                            2,456          234                  -                2,690
--------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income
      taxes and minority interest                       177,640      (49,582)                 -              128,058
Provision for income taxes                               39,698            -                  -               39,698
--------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                  137,942      (49,582)                 -               88,360
Minority interest in consolidated joint venture            (382)           -                  -                 (382)
--------------------------------------------------------------------------------------------------------------------
Net income (loss) before retained interest in
    EA.com                                            $ 137,560     $(49,582)          $      -            $  87,978
====================================================================================================================

Allocation of retained interest (in thousands):

--------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended December 31, 2000
                                                        EA Core                 Adjustments and
                                                 (excl. EA.com)       EA.com       Eliminations      Electronic Arts
--------------------------------------------------------------------------------------------------------------------
Net income (loss) before retained interest in
    EA.com                                            $ 137,560     $(49,582)          $      -            $  87,978
Net loss related to retained interest in EA.com         (42,144)      42,144                  -                    -
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $  95,416     $ (7,438)          $      -            $  87,978
====================================================================================================================

----------------------------------------------------------------------------------------------------------------------
                                                               Nine Months Ended December 31, 2001
                                                        EA Core                   Adjustments and
                                                  excl. EA.com)         EA.com       Eliminations      Electronic Arts
----------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers             $1,201,407      $  53,577           $      -           $1,254,984
Group sales                                               2,927              -             (2,927) (a)               -
----------------------------------------------------------------------------------------------------------------------
       Total net revenues                             1,204,334         53,577             (2,927)           1,254,984
----------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers          598,395          9,247                  -              607,642
Group cost of goods sold                                      -          2,927             (2,927) (a)               -
----------------------------------------------------------------------------------------------------------------------
       Total cost of goods sold                         598,395         12,174             (2,927)             607,642
----------------------------------------------------------------------------------------------------------------------
Gross profit                                            605,939         41,403                  -              647,342
Operating expenses:
    Marketing and sales                                 150,002         16,299             13,398  (c)         179,699
    General and administrative                           72,535          7,916                  -               80,451
    Research and development                            185,138         45,232             55,396  (b)         285,766
    Network development and support                           -         46,903            (46,903) (b)               -
    Customer relationship management                          -          8,493             (8,493) (b)               -
    Carriage fee                                              -         13,398            (13,398) (c)               -
    Amortization of intangibles                           9,615          9,694                  -               19,309
    Restructuring and asset impairment charges                -         14,051                  -               14,051
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                417,290        161,986                  -              579,276
----------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                 188,649       (120,583)                 -               68,066
Interest and other income (expense), net                 10,865           (573)                 -               10,292
----------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income
    taxes and minority interest                         199,514       (121,156)                 -               78,358
Provision for income taxes                               24,291              -                  -               24,291
----------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                  175,223       (121,156)                 -               54,067
Minority interest in consolidated joint venture             147              -                  -                  147
----------------------------------------------------------------------------------------------------------------------
Net income (loss) before retained interest in
    EA.com                                           $  175,370      $(121,156)          $      -           $   54,214
======================================================================================================================

Allocation of retained interest (in thousands):

----------------------------------------------------------------------------------------------------------------------
                                                               Nine Months Ended December 31, 2001
                                                        EA Core                   Adjustments and
                                                 (excl. EA.com)          EA.com      Eliminations      Electronic Arts
----------------------------------------------------------------------------------------------------------------------
Net income (loss) before retained interest in
    EA.com                                           $  175,370      $(121,156)          $      -           $   54,214
Net loss related to retained interest in EA.com        (102,983)       102,983                  -                    -
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $   72,387      $ (18,173)          $      -           $   54,214
======================================================================================================================

----------------------------------------------------------------------------------------------------------------------
                                                                Nine Months Ended December 31, 2000
                                                        EA Core                   Adjustments and
                                                 (excl. EA.com)         EA.com       Eliminations      Electronic Arts
----------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers               $985,754      $  29,264           $      -           $1,015,018
Group sales                                               1,795              -             (1,795) (a)               -
----------------------------------------------------------------------------------------------------------------------
       Total net revenues                               987,549         29,264             (1,795)           1,015,018
----------------------------------------------------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers          496,620          8,744                  -              505,364
Group cost of goods sold                                      -          1,795             (1,795) (a)               -
----------------------------------------------------------------------------------------------------------------------
       Total cost of goods sold                         496,620         10,539             (1,795)             505,364
----------------------------------------------------------------------------------------------------------------------
Gross profit                                            490,929         18,725                  -              509,654
Operating expenses:
    Marketing and sales                                 126,702          7,677              4,466  (c)         138,845
    General and administrative                           69,611          7,370                  -               76,981
    Research and development                            182,935         55,562             40,443  (b)         278,940
    Network development and support                           -         34,096            (34,096) (b)               -
    Customer relationship management                          -          6,347             (6,347) (b)               -
    Carriage fee                                              -          4,466             (4,466) (c)               -
    Amortization of intangibles                           9,645          4,406                  -               14,051
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                388,893        119,924                  -              508,817
----------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                 102,036       (101,199)                 -                  837
Interest and other income, net                           10,387            241                  -               10,628
----------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income
    taxes and minority interest                         112,423       (100,958)                 -               11,465
Provision for income taxes                                3,554              -                  -                3,554
----------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                  108,869       (100,958)                 -                7,911
Minority interest in consolidated joint venture          (1,113)             -                  -               (1,113)
----------------------------------------------------------------------------------------------------------------------
Net income (loss) before retained interest in
    EA.com                                             $107,756      $(100,958)          $      -           $    6,798
======================================================================================================================

Allocation of retained interest (in thousands):

----------------------------------------------------------------------------------------------------------------------
                                                                Nine Months Ended December 31, 2000
                                                        EA Core                   Adjustments and
                                                  (excl. EA.com)        EA.com       Eliminations      Electronic Arts
----------------------------------------------------------------------------------------------------------------------
Net income (loss) before retained interest in
    EA.com                                             $107,756      $(100,958)          $      -           $    6,798
Net loss related to retained interest in EA.com         (85,814)        85,814                  -                    -
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $ 21,942      $ (15,144)          $      -           $    6,798
======================================================================================================================

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

The following table presents pro-forma results of operations allocating taxes between EA Core and EA.com. This presentation is not consistent with Generally Accepted Accounting Principles ("GAAP") reporting. Consolidated taxes have been allocated to EA Core and EA.com on a pro rata basis based on the consolidated effective tax rates, thereby giving EA.com the tax benefit of its losses which is utilized by the consolidated group. Such tax benefit could not be recognized by EA.com on a stand-alone basis. The sum of tax expense and tax benefit for EA Core and EA.com is the same as consolidated tax expense and tax benefit. This presentation represents how management analyzes each segment of the business (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended December 31, 2001
                                                            EA Core                    Adjustments and
                                                     (excl. EA.com)         EA.com        Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for (benefit from)
   income taxes and minority interest                      $236,723      $ (44,707)                $ -             $192,016
Provision for (benefit from) income taxes                    73,384        (13,859)                  -               59,525
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                      163,339        (30,848)                  -              132,491
Minority interest in consolidated joint venture                (199)             -                   -                 (199)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $163,140      $ (30,848)                $ -             $132,292
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended December 31, 2000
                                                            EA Core                    Adjustments and
                                                     (excl. EA.com)         EA.com        Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for (benefit from)
   income taxes and minority interest                      $177,640      $ (49,582)                $ -             $128,058
Provision for (benefit from) income taxes                    55,068        (15,370)                  -               39,698
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                      122,572        (34,212)                  -               88,360
Minority interest in consolidated joint venture                (382)             -                   -                 (382)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $122,190      $ (34,212)                $ -             $ 87,978
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                     Nine Months Ended December 31, 2001
                                                            EA Core                    Adjustments and
                                                     (excl. EA.com)         EA.com        Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for (benefit from)
   income taxes and minority interest                      $199,514      $(121,156)                $ -             $ 78,358
Provision for (benefit from) income taxes                    61,849        (37,558)                  -               24,291
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                      137,665        (83,598)                  -               54,067
Minority interest in consolidated joint venture                 147              -                   -                  147
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $137,812      $ (83,598)                $ -             $ 54,214
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                     Nine Months Ended December 31, 2000
                                                            EA Core                    Adjustments and
                                                     (excl. EA.com)         EA.com        Eliminations      Electronic Arts
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for (benefit from)
   income taxes and minority interest                      $112,423      $(100,958)                $ -             $ 11,465
Provision for (benefit from) income taxes                    34,851        (31,297)                  -                3,554
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                       77,572        (69,661)                  -                7,911
Minority interest in consolidated joint venture              (1,113)             -                   -               (1,113)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $ 76,459      $ (69,661)                $ -             $  6,798
===========================================================================================================================

Costs and Expenses, Interest and Other Income, Net, Income Taxes and Net Income
-------------------------------------------------------------------------------
(Loss) for both EA Core and EA.com Segments
-------------------------------------------

Cost of Goods Sold. Cost of goods sold for our packaged goods business consists of actual product costs, royalties expense for celebrities, professional sports and other organizations and independent software developers, manufacturing royalties, expense for defective products and operations expense. Cost of goods sold for our subscription business consists primarily of data center and bandwidth costs associated with hosting our websites, credit card fees and royalties for use of EA and third party properties.

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

Network Development and Support. Network development and support costs consist of expenses associated with development of web content, depreciation on server equipment to support online games, network infrastructure direct expenses, software licenses and maintenance, and network and management overhead.

Cost of Goods Sold. Cost of goods sold as a percentage of revenues increased slightly for the three months ended December 31, 2001 as compared to the same period last year primarily due to:

 .    Higher cost of goods sold as a percentage of revenue on PlayStation products due to lower average sales price on the platform along with higher royalty rates for Harry Potter and the Sorcerer's Stone.
 .    Higher cost of goods sold as a percentage of revenue on PlayStation 2 products as compared to the prior year due to a higher mix of catalogue sales with lower sales prices.
 .    Revenues in the current year on Nintendo Game Boy Advance and Game Boy
     Color with higher cost of goods sold as a percentage of revenues. There were no revenues on these platforms last year.

These were mainly offset by:
 .    Higher advertising revenues with low cost of goods sold as a percentage of revenues for the three months ended December 31, 2001.

 .    New revenues with low cost of goods sold as percentage of revenues for the
     Nintendo GameCube and Xbox products.

Cost of goods sold as a percentage of revenues decreased for the nine months ended December 31, 2001 as compared to the same period last year primarily due to:

 .    Revenues from the Xbox and Nintendo GameCube with low cost of goods sold as a percentage of revenue.
 .    Higher advertising revenues with low cost of goods sold as a percentage of revenue for the nine months ended December 31, 2001.
 .    Lower revenue on Nintendo 64 products with high cost of goods sold as a percentage of revenue.

These were partially offset by:
 .    Higher cost of goods sold as a percentage of revenues on the PlayStation and PlayStation 2 products as compared to the prior year.
 .    Revenues from the Nintendo Game Boy Advance and Game Boy Color with high cost of goods sold as a percentage of revenue.

Marketing and Sales. Marketing and sales expenses for the three months ended December 31, 2001 increased in absolute dollars by 44%, and increased 29% for the nine months ended December 31, 2001 primarily attributed to:

 .    Higher marketing and advertising in North America and Europe for programs to support SSX Tricky, Harry Potter and the Sorcerer's Stone, Madden NFL 2002, FIFA Soccer 2002 and James Bond 007...Agent Under Fire.
 .    The amortization of the AOL carriage fee for the nine months ended December
     31, 2001 which began with the launch of EA.com in October 2000. The AOL carriage fee amortization expense remained flat for the quarter as compared to the same period last year.

General and Administrative. General and administrative expenses increased for the three months ended December 31, 2001 in absolute dollars by 12%, primarily due to:

 .    $1,000,000 contribution to charity organizations providing support for the
     September 11th tragedy.
 .    Increase in payroll and occupancy costs to support the increased growth in
     North America.

General and administrative expenses increased for the nine months ended December 31, 2001 in absolute dollars by 5%, primarily due to:

 .    $1,000,000 contribution to charity organizations providing support for the
     September 11th tragedy.
 .    Increase in payroll and occupancy costs to support the increased growth in
     North America.
 .    Increase in EA.com bad debt expense due to higher product sales.

Research and Development (excluding Network Development and Support and Customer Relationship Management). Research and development expenses (excluding network development and support and customer relationship management) decreased in absolute dollars for the three months ended December 31, 2001 by 9% compared to the same period in the prior year due to:

 .    Headcount reductions and office closures for EA.com in October 2001 as part of restructuring of that segment (see Charge for Restructuring and Impairment discussion below).
 .    Partially offset by increased spending on EA.com online projects in development, primarily The Sims Online and Earth and Beyond.

Research and development expenses (excluding network development and support and customer relationship management) decreased slightly in absolute dollars for the nine months ended December 31, 2001 by 3% compared to the same period in the prior year due to:

 .    Headcount reductions in EA.com in October 2001 (see Charge for
     Restructuring and Impairment discussion below).
 .    Offset by increased payroll costs due to higher headcount in Maxis and
     Westwood.
 .    Offset by increased spending on EA.com online projects in development, primarily The Sims Online and Earth and Beyond.

We expect research and development spending to increase in fiscal 2003 due to an increase in development spending for next generation console products including the PlayStation 2, Xbox and Nintendo GameCube, as well as extending our investment in the PC platform.

Network Development and Support. Network development and support expenses decreased for the three months ended December 31, 2001 in absolute dollars by 20% primarily for:

 .    Post-launch costs associated with data migration projects upon the launch of the EA.com gamesite in October 2000.
 .    Decrease in payroll costs due to a significant decrease in consultants.

Network development and support expenses increased for the nine months ended December 31, 2001 in absolute dollars by 38% primarily due to:

 .    Costs associated with the launch of the EA.com gamesite.
 .    Depreciation related to both hardware and internally developed software that began when the site went live in October 2000.
 .    Increased headcount and network-related costs associated with Pogo.
 .    Higher headcount and capital spending on our network infrastructure to support the growth of our live gamesites and related depreciation during the first six months of the year.

Customer Relationship Management. Customer relationship management expenses decreased slightly for the three months ended December 31, 2001 by 3% primarily due to headcount reductions in October 2001 as part of the restructuring plan (see Charge for Restructuring and Impairment discussion below).

Customer relationship management expenses increased by 34% for the nine months ended December 31, 2001 primarily due to increased headcount in the first six months of fiscal 2002 (prior to the reduction noted above) to support the growth in the Ultima Online subscriber base, launch of Majestic and Motor City Online, and the increase in the number of free games and subscription offerings.

Amortization of Intangibles. The amortization of intangibles results primarily from the acquisitions of Westwood, Pogo, Kesmai, DreamWorks Interactive, ABC Software and other acquisitions. The increase for the three and nine months ended December 31, 2001 for EA.com, compared to the same periods in the prior year, was due to the acquisition of Pogo in February 2001.

With the implementation of new accounting pronouncements (see Impact of Recently Issued Accounting Standards on page 42) as of April 2002, we will no longer amortize goodwill. We are in the process of determining the impact on our amortization of other intangibles.

Charge for Restructuring and Impairment. During the quarter ended December 31, 2001, we announced a restructuring plan for EA.com to reduce EA.com's workforce and consolidate facilities. These restructuring and resulting asset impairment charges were necessary in order to focus on key online priorities and reduce EA.com's operating cost structure. We recorded total charges of $14,051,000, consisting of $3,763,000 for workforce reductions, $3,785,000 for consolidation of facilities and other administrative charges and $6,503,000 for the write-off of non-current assets.

The restructuring plan resulted in the termination of approximately 240 personnel, or one-third of EA.com's workforce, which affected all departments across the organization. The estimated costs for consolidation of facilities is comprised of contractual rental commitments under real estate leases for unutilized office space offset by estimated future sub-lease income. Included in these costs are estimated costs to close offices or consolidate facilities in various locations and costs to write off a portion of the assets from these facilities. In addition, the restructuring efforts required an evaluation of asset impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", to write these depreciable assets and certain intangibles to their fair value.

We will continue to evaluate the effectiveness of products, departments, technology and processes and look for ways to consolidate and streamline EA.com operations in an effort to further reduce operating expenses.

Interest and Other Income, Net. Interest and other income, net, for the three months ended December 31, 2001 increased by 31% in absolute dollars compared to the same period in the prior year primarily due to an increase in our equity share in Square EA in the current year, partially offset by foreign currency losses. For the nine months ended December 31, 2001, interest and other income, net, decreased slightly by 3% compared to the same period in the prior year.

Income Taxes. Our effective tax rate was 31% for the three and nine months ended December 31, 2001 and 2000.

Net Income. In absolute dollars, reported net income for the three and nine months ended December 31, 2001 increased primarily related to higher revenues and gross profits as compared to the same periods last year. This was partially offset by an increase in marketing and sales expenses to support programs for key titles shipping in the current year and restructuring charges incurred in the current quarter of fiscal 2002.

We consider pro forma net income and operating profit, which excludes the items noted in the table below, to be the most relevant benchmarks of our operating performance.

Pro forma net income, excluding the items noted in the table below, was $147,140,000 for the three months ended December 31, 2001 and $91,457,000 for the three months ended December 31, 2000. Pro forma net income, excluding the items noted in the table below, was $78,794,000 for the nine months ended December 31, 2001 and $17,826,000 for the nine months ended December 31, 2000. The increase in pro forma net income for the three and nine months ended December 31, 2001 was due to higher revenues and gross profits as compared to the same periods last year. This was partially offset by an increase in marketing and sales expenses to support programs for key titles shipped in the current year.

With the implementation of new accounting pronouncements relating to goodwill and intangible assets (see Impact of Recently Issued Accounting Standards on page 42) as of April 2002, we will no longer amortize goodwill. We are in the process of determining the impact on our amortization of other intangibles.

(in thousands):

--------------------------------------------------------------------------------
Reconciliation of GAAP to Pro
Forma net income (loss)

                                                                      Three Months Ended
                                    ------------------------------------------------------------------------------------
                                                  December 31, 2001                           December 31, 2000
                                    ----------------------------------------- ------------------------------------------
                                        EA Core                   Electronic      EA Core                    Electronic
                                    (excl. EA.com)    EA.com         Arts      (excl. EA.com)     EA.com        Arts
                                    ----------------------------------------- ------------------------------------------
Net income (loss) - GAAP                  $ 138,998  $  (6,706)    $132,292       $ 95,416     $ (7,438)     $  87,978

Net loss related to retained
  interest in EA.com (note 1)                38,001    (38,001)           -         42,144      (42,144)             -
Pro forma allocation of income
  taxes (note 2)                            (13,859)    13,859            -        (15,370)      15,370              -
                                    ----------------------------------------- ------------------------------------------
Pro forma net income (loss)                 163,140    (30,848)     132,292        122,190      (34,212)        87,978



Amortization of intangibles                   3,205      3,154        6,359          3,184        1,497          4,681
Restructuring and asset impairment
  charges                                         -     14,051       14,051              -            -              -
Non-cash stock compensation for
  non-employees (note 3)                        882        227        1,109            291           70            361
Income taxes effect on the above
  items                                      (1,267)    (5,404)      (6,671)        (1,077)        (486)        (1,563)
                                    ----------------------------------------- ------------------------------------------
Pro forma net income (loss)
excluding the items above                 $ 165,960  $ (18,820)    $147,140       $124,588     $(33,131)     $  91,457
                                    ========================================= ==========================================

   1) EA Core maintains approximately 85% retained interest in EA.com and is reflected in the Net income - GAAP for EA Core. The pro forma statements exclude the retained interest allocation.
   2) The provision for income taxes was allocated between EA Core and EA.com at the worldwide effective tax rate (31%) based on each segment's pro rata share of income or loss. The sum of tax provision for EA Core and EA.com is the same as consolidated tax provision.
   3) Total non-cash stock compensation charges are included in Research and Development in GAAP financials, and excluded in the pro forma.

(in thousands):

--------------------------------------------------------------------------------
Reconciliation of GAAP to Pro
Forma net income (loss)

                                                                         Nine Months Ended
                                    -------------------------------------------------------------------------------------------
                                                 December 31, 2001                              December 31, 2000
                                    --------------------------------------------- ---------------------------------------------
                                        EA Core                   Electronic          EA Core                    Electronic
                                    (excl. EA.com)    EA.com         Arts          (excl. EA.com)     EA.com        Arts
                                    -------------------------------------------------------------------------------------------
Net income (loss) - GAAP                  $  72,387  $  (18,173)    $  54,214          $  21,942    $ (15,144)   $   6,798

Net loss related to retained
  interest in EA.com (note 1)               102,983    (102,983)            -             85,814      (85,814)           -
Pro forma allocation of income
  taxes (note 2)                            (37,558)     37,558             -            (31,297)      31,297            -
                                    --------------------------------------------- ---------------------------------------------
Pro forma net income (loss)                 137,812     (83,598)       54,214             76,459      (69,661)       6,798

Amortization of intangibles                   9,615       9,694        19,309              9,645        4,406       14,051
Restructuring and asset impairment
  charges                                         -      14,051        14,051                  -            -            -
Non-cash stock compensation for
  non-employees (note 3)                      1,923         340         2,263              1,804          128        1,932
Income taxes effect on the above
  items                                      (3,577)     (7,466)      (11,043)            (3,549)      (1,406)      (4,955)
                                    --------------------------------------------- ---------------------------------------------
Pro forma net income (loss)
excluding the items above                 $ 145,773  $  (66,979)    $  78,794          $  84,359    $ (66,533)   $  17,826
                                    ============================================= =============================================

   1) EA Core maintains approximately 85% retained interest in EA.com and is reflected in the Net income - GAAP for EA Core. The pro forma statements exclude the retained interest allocation.
   2) The provision for income taxes was allocated between EA Core and EA.com at the worldwide effective tax rate (31%) based on each segment's pro rata share of income or loss. The sum of tax provision for EA Core and EA.com is the same as consolidated tax provision.
   3) Total non-cash stock compensation charges are included in Research and Development in GAAP financials, and excluded in the pro forma.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
EA Core and EA.com

     As of December 31, 2001, our working capital was $647,853,000 compared to $478,701,000 at March 31, 2001. Cash, cash equivalents and short-term investments increased by $20,350,000 during the nine months ended December 31, 2001. We used $10,606,000 of cash from operations, $64,624,000 for short-term investments, $40,056,000 of cash for capital expenditures, offset by $75,819,000 of cash generated through the sale of equity securities under our stock plans during the nine months ended December 31, 2001.

     Reserves for bad debts and sales returns increased from $89,833,000 at March 31, 2001 to $139,898,000 at December 31, 2001. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

     Our principal source of liquidity is $486,842,000 in cash, cash equivalents and short-term investments and $7,282,000 in marketable securities. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements on both a short-term and long-term basis.

EA.com

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

 .         During the nine months ended December 31, 2001, EA.com used
     $88,700,000 of cash in operations, $12,447,000 in capital expenditures for computer equipment, network infrastructure, internal use software and related third party software, offset by $107,571,000 provided through the capital contributions from Electronic Arts. As a result of the net operating loss generated, we realized a tax benefit of approximately $37,558,000.

 .         During the nine months ended December 31, 2000, EA.com used
     $93,934,000 of cash in operations, $65,418,000 in capital expenditures for computer equipment, network infrastructure and related software (including $41,263,000 of consulting, hardware, software and direct payroll and payroll-related costs associated with the implementation of customized internal-use software), offset by $159,667,000 provided through the capital contributions from Electronic Arts. As a result of the net operating loss generated, we realized a tax benefit of approximately $31,297,000.

     Under the AOL agreement entered into in November 1999, EA.com is required to pay $50,000,000 to AOL as a carriage fee and $31,000,000 as a minimum guaranteed revenue share for revenues generated by subscriptions and other certain commercial transactions on the EA.com site. Of these amounts, $25,000,000 in carriage fee and $11,000,000 in revenue share were paid upon signing the agreement with the remainder of the respective items due in four equal annual installments beginning with the first anniversary of the initial payments. EA.com paid AOL an annual carriage payment of $6,250,000 and an annual revenue share payment of $5,000,000 in both fiscal 2001 and 2002.

     Future liquidity needs of EA.com will be met by Electronic Arts as Electronic Arts intends to continue to fund the cash requirements of EA.com for the foreseeable future.

Other Commitments

Advertising Commitments

     We made a commitment to spend $15,000,000 in offline media advertisements promoting our online games, including those on the AOL service, prior to March 31, 2005. As of December 31, 2001, we have spent $2,500,000 against this commitment.

On February 7, 2000, we acquired Kesmai Corporation (now referred to as "Kesmai") from News America Corporation ("News Corp") in exchange for $22,500,000 in cash and approximately 206,000 shares of our existing common stock valued at $8,650,000. We agreed to spend $12,500,000 through the period ended June 1, 2002 in advertising with News Corp or any of its affiliates. In addition, if certain conditions are met, including that a qualified public offering of Class B common stock does not occur within twenty-four months of News Corp's purchase of such shares and all of the Class B outstanding shares have been converted to Class A common stock, then (1) News Corp has the right to
(i) exchange Class B common stock for approximately 206,000 shares of Class A common stock, and (ii) receive cash from Electronic Arts in the amount of $9,650,000, and (2) we will agree to spend an additional $11,675,000 in advertising with News Corp and its affiliates.

Lease Commitments

     We lease certain of our current facilities and certain equipment under non-cancelable capital and operating lease agreements. We are required to pay property taxes, insurance and normal maintenance costs for certain of our facilities and will be required to pay any increases over the base year of these expenses on the remainder of our facilities.

     In February of 1995, we entered into an operating lease on our headquarter's facility in Redwood City, California, which as extended in July of 2001 runs through July of 2006. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. We have an option to purchase the property (land and facilities) for $145,000,000 or, at the end of the lease, to arrange for (1) an additional extension of the lease or
(2) sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $128,900,000 if the sales price is less than this amount, subject to certain provisions of the lease.

     In December 2000, we entered into a second operating lease for a five year term from December 2000 to expand our headquarter's facilities and develop adjacent property adding approximately 310,000 square feet to our campus. We expect to complete construction in June of 2002. The facilities will provide space for marketing, sales and research and development. We have an option to purchase the property for $130,000,000 or, at the end of the lease, to arrange for (1) an extension of the lease or (2) sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $118,800,000 if the sales price is less than this amount, subject to certain provisions of the lease.

     Lease rates are based upon the Commercial Paper Rate and the London Interbank Offered Rate. The two lease agreements described above require us to maintain certain financial covenants, all of which we were in compliance with as of December 31, 2001.

Letters of Credit

     In connection with our purchases of N64 cartridges and Nintendo GameCube optical disks for distribution in North America, Nintendo requires us to provide irrevocable letters of credit prior to Nintendo's acceptance of purchase orders from us for purchases of these cartridges and optical disks. For purchases of N64 cartridges and Nintendo GameCube optical disks for distribution in Japan and Europe, Nintendo requires us to make cash deposits.

Development, Celebrity, League and Content Licenses: Payments and Commitments

     The products published by EA Studios are designed and created by our in-house designers and artists and by independent software developers ("independent artists"). We typically pay the independent artists royalties based on the sales of the specific products, as defined in the related independent artist agreements. Advance payments on these royalties are paid to independent artists upon meeting deliverables as detailed in the contractual agreement. In addition, certain celebrity, league and content license contracts contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, NASCAR, John Madden, the National Basketball Association, the PGA TOUR, Tiger Woods, the National Hockey League, Formula One, Warner Bros. (Harry Potter) and MGM / Danjag (James Bond). These minimum guarantee payments and marketing commitments are included in the table below.

     Summary of minimum commitments as of March 31, 2001 (in thousands):

       ============================================================================================================
       Fiscal Year Ended                                         Minimum       Letters of
       March 31,                     Leases      Advertising    Guarantees        Credit       AOL        Marketing
                                    -------------------------------------------------------------------------------
          2003                       $16,045        $17,000       $26,572        $4,269      $11,250       $ 6,340
          2004                        12,699          3,500        20,642             -       11,250         6,615
          2005                        10,437          4,500        15,832             -            -         2,010
          2006                        10,031              -        16,172             -            -         1,000
          2007                         7,985              -         6,822             -            -             -
          Thereafter                  10,076              -         2,500             -            -             -
       ------------------------------------------------------------------------------------------------------------
                                     $67,273        $25,000       $88,540        $4,269      $22,500       $15,965
       ------------------------------------------------------------------------------------------------------------

Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", which establishes accounting and reporting standards for derivative instruments and hedging activities. The terms of SFAS 133 and SFAS 138 are effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We utilize fair value foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies. We adopted SFAS 133 on April 1, 2001. The adoption of SFAS 133 did not have a material impact on our consolidated financial position or results of operations.

In April 2001, the Emerging Issues Task Force issued No. 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. The consensus should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. We believe the adoption of EITF 00-25 will not have a material impact on our consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS 141, "Business Combinations", which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations", and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for using one method, the purchase method. This Statement requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria--the contractual-legal criterion or the separability criterion. SFAS 141 also requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This Statement does not change many of the provisions of APB 16 and SFAS 38 related to the application of the purchase method. Also, SFAS 141 does not change the requirement to write off certain research and development assets acquired in a business combination as required by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method". The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. We had no acquisitions subsequent to June 30, 2001, therefore SFAS 141 has had no impact on our consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which supersedes APB 17, "Intangible Assets". SFAS 142 addresses the accounting treatment for goodwill and other intangible assets acquired individually or with a group of other assets upon their acquisition, but not acquired in a business combination. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. The terms of SFAS 142 are effective as of the beginning of the first quarter of the fiscal year beginning after December 15, 2001. Certain provisions of SFAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. With the implementation of SFAS 142 as of April 2002, we will no longer amortize goodwill. We are in the process of determining the impact on our amortization of other intangibles.

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

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We are in the process of determining the impact of this new accounting standard.

In November 2001, Emerging Issues Task Force issued No. 01-09 ("EITF 01-09"), "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products", which codifies and reconciles the Task Force consensuses on all or specific aspects of EITF 00-14, "Accounting for Certain Sales Incentives", EITF 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future" and EITF 00-25, "Vendor Income Statement

Characterization of Consideration Paid to a Reseller of the Vendor's Products", and identifies other related interpretive issues that have not yet been addressed by the Task Force. The transition guidance for the codification of EITF 00-14, 00-22 and 00-25 is governed by the original consensuses on those Issues. For entities that have adopted EITF 00-14, 00-22 (Issue 3), and/or 00-25, the above guidance should be applied to transactions entered into after November 15, 2001. We believe the adoption of EITF 01-09 will not have a material impact in our consolidated financial position or results of operations.

RISK Factors
================================================================================

Electronic Arts' business is subject to many risks and uncertainties which may affect our future financial performance. Some of those important risks and uncertainties which may cause our operating results to vary or which may materially and adversely affect our operating results are as follows:

                   Risk Factors Relating to Our Core Business

Platform Transitions Such as the One Now Occurring Typically Depress the Market for Video Game Software Until New Platforms Achieve a Wide Market Acceptance

     When new video game platforms are announced or introduced into the market, consumers typically reduce their purchases of video games for current platforms in anticipation of new platforms being available. During that period, sales of our video game products can be expected to slow or even decline until new platforms have achieved a wide market and consumer acceptance. We are currently in such a transition. Sony shipped its PlayStation 2 console in Japan, North America and Europe in calendar year 2000. Nintendo launched its new console system, Nintendo GameCube, in Japan in September 2001 and in North America in November 2001, and announced its plans to launch in Europe in May 2002. Microsoft launched its new console system, Xbox, in November 2001 in North America, and announced its plans to launch in Japan in February 2002 and in Europe in March 2002. Delays in the launch or shortages of these platforms could also adversely affect our sales of products for these platforms. Current sales of our products for the existing PlayStation and Nintendo 64 platforms have been adversely affected (by the introduction of the PlayStation 2 and other new platforms). We expect this trend to continue until one or more of these new consoles achieve a wide installed base of consumers.

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

Product Development Schedules Are Frequently Unreliable and Make Predicting Quarterly Results Difficult

     Product development schedules, particularly for new hardware platforms and high-end multimedia personal computers, or PCs, are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. For example, EMPEROR: Battle for Dune for the PC, which was expected to ship in fiscal 2001 was not released until the first quarter of fiscal 2002 due to development delays. Also, James Bond 007...Agent Under Fire for the PS2, which was expected to ship in fiscal 2001, released in October of fiscal 2002 due to development delays. Additionally, development risks for CD-ROM and DVD products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. Our revenues and earnings are dependent on our ability to meet our product release schedules, and our failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations for any individual quarter and the fiscal year.

Our Business Is Both Seasonal and Cyclical

     Our business is highly seasonal with a significant percentage of our revenues occurring in the December quarter. In fiscal 2002, we expect these seasonal trends to be magnified by general industry factors, including the current platform transition, the fall launches of the Xbox and Nintendo GameCube in North America and the economic slowdown in the United States and other territories. In addition, we are continuing to invest significantly in our online operation, EA.com. Our business is also cyclical; video game platforms have historically had a life cycle of four to six years, and decline as more advanced platforms are being introduced. As one group of platforms is reaching the end of its cycle and new platforms are emerging, buying patterns may change. Purchases of products for older platforms may slow at a faster rate than sales of new platforms. We are currently in such a platform transition. Sony shipped its PlayStation 2 console in Japan, North America and Europe in calendar year 2000. Nintendo launched its new console system, Nintendo GameCube, in Japan in September 2001 and in North America in November 2001, and announced its plans to launch in Europe in May 2002. Microsoft launched its new console system, Xbox, in November 2001 in North America and announced its plans to launch in Japan in February 2002 and in Europe in March 2002. Sales of our products for the N64 and Sony PlayStation platforms have already been adversely affected, and we expect this trend to continue.

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

EA.com Has a History of Losses and Expects To Continue To Incur Losses and May Never Achieve Profitability

     EA.com has incurred substantial losses to date, including the first three quarters of fiscal year 2002. We expect EA.com to continue to incur losses as it develops its business. EA.com will be required to maintain the significant support, service and product enhancement demands of online users, and we cannot be certain that EA.com will produce sufficient revenues from its operations to support these costs. Even if profitability is achieved, EA.com may not be able to sustain it over a period of time.

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

We Have Very Limited Experience with Online Games and May Not Be Able To Operate This Business Effectively

     Offering games solely for online play is a substantial departure from our traditional business of selling packaged software games. We have employed various pricing models, including subscription fees, "pay to play fees" and advertising. We have very little experience with developing optimal pricing strategies for online games. For example, our product Majestic and our Sports package, each of which launched with a monthly subscription pricing model , have obtained only limited commercial success to date. Accordingly, we have discontinued our Sports package and have announced that we will discontinue Majestic on May 1, 2002. Similarly, we are inexperienced in predicting usage patterns for our games. Because of our inexperience in this area, we may not be effective in achieving success that may otherwise be attainable from offering our games online.

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

To Become and Remain Competitive, EA.com Must Continually Develop and Expand New Content. This Is Inherently Risky and Expensive.

     EA.com's success depends on our ability to develop products and services for the EA.com site and our ability to continually expand the content on that site. Our agreement with AOL requires us to develop new games under our relationship with AOL. We cannot assure you that products will be developed on time, in a cost effective manner, or that they will be successful. Currently, the release of several products such as The Sims Online and Earth and Beyond for which we expect subscription revenue, have been delayed due to slipping development schedules. Similarly, the online product Majestic achieved only limited commercial success due in part to the difficulties of delivering the product online. Accordingly, we have announced that we will discontinue Majestic on May 1, 2002.

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

Our Revenues Have Been Heavily Dependent on a Single Product and Would Be Adversely Affected if That Product's Popularity Were To Decline

     In the near term, EA.com's subscription revenues to date have consisted primarily of revenues from sales of our online product Ultima Online, and we would be adversely affected if revenues from that product were to decline for any reason and not be replaced. We expect the online game market to become increasingly competitive, and it is possible that other producer's current or future games could cause our revenue from Ultima Online to decline. In addition, popularity of Ultima Online could decline over time simply because of consumer preference for new game experiences.

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

Foreign Sales and Currency Fluctuations

     For the nine months ended December 31, 2001 international net revenues comprised 38% of total consolidated net revenues. For the fiscal year ended March 31, 2001, international net revenues comprised 37% of total consolidated net revenues. We expect foreign sales to continue to account for a significant and growing portion of our revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. While we hedge against foreign currency fluctuations, we cannot control translation issues. For example, our Japan and Asia Pacific revenues in the first three quarters of fiscal 2002 were adversely impacted by a devaluation of the Yen and Australian Dollar as compared to the prior year. The devaluation had an adverse effect for the quarter and nine months ended December 31, 2001 on our net revenues and net income. Any of these factors may significantly harm our business.

Increased Difficulties in Forecasting Results

     During platform transition periods, where the success of our products is significantly impacted by the changing market for our products, forecasting our revenues and earnings is more difficult than in more stable or rising product markets. The demand for our products may decline during a transition faster than we anticipate, negatively impacting both revenues and earnings. At launch, Sony shipped only half of the number of PlayStation 2 units to retail in North America than it had originally planned, and it shipped significantly fewer units than planned at launch in Europe as well. Shortages were announced as being caused by shortages of components for manufacturing. Due to these shortages, our results of operations for fiscal 2001 were adversely affected. Consequently, if Microsoft or Nintendo do not ship the number of units planned for the Xbox and Nintendo GameCube, our sales of these products may be adversely affected in fiscal 2002.

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

Fluctuations in Stock Price

     Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of our common stock in any given period. As a result of the factors discussed in this report and other factors that may arise in the future, the market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to us, to changes in analysts' earnings estimates, or to factors affecting the computer, software, Internet, entertainment, media or electronics businesses. In addition, fluctuations may be due to uncertainties in the securities markets in general. For example, during the fiscal year ended March 31, 2001, the price per share of our Class A common stock ranged from $26.59 to $56.13 and $42.40 to $66.01 during the nine months ended December 31, 2001.

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

Foreign Currency Exchange Rate Risk

We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, thereby, limiting our risk. Gains and losses on foreign exchange contracts are reflected in the Condensed Consolidated Statement of Earnings. At December 31, 2001, we had foreign exchange contracts, all with maturities of less than three months to purchase and sell approximately $393,699,000 in foreign currencies, primarily British Pounds, European Currency Units ("Euros"), Canadian Dollars, Swedish Krona and other currencies.

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

The following table below provides information about our foreign currency forward exchange contracts at December 31, 2001. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value.

-----------------------------------------------------------------------------------------------------------
                                                                        Weighted-Average
                                                     Contract Amount       Contract Rate        Fair Value
-----------------------------------------------------------------------------------------------------------
                                                      (In thousands)                         (In thousands)
Foreign currency to be sold under contract:
    British Pound                                          $199,253               1.4502            $  462
    Euro                                                    102,423               0.9000             1,865
    Canadian Dollar                                          21,502               1.5812               183
    Swedish Krona                                            10,327              10.5543                 3
    Japanese Yen                                              7,296             116.9100               784
    Norwegian Krone                                           6,707               8.9462                71
    Danish Krone                                              6,384               8.3024                91
    Australian Dollar                                         3,493               0.5137                19
    South African Rand                                        3,179               0.0859               112
    Swiss Franc                                               3,059               1.6346                75
    Korean Won                                                  770           1,299.0000                14
-----------------------------------------------------------------------------------------------------------
Total                                                      $364,393                                 $3,679
-----------------------------------------------------------------------------------------------------------
Foreign currency to be purchased under contract:
    British Pound                                          $ 29,306                                 $  110
-----------------------------------------------------------------------------------------------------------
Total                                                      $ 29,306                                 $  110
-----------------------------------------------------------------------------------------------------------
Grand total                                                $393,699                                 $3,789
-----------------------------------------------------------------------------------------------------------

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

  Interest Rate Risk

  Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. At December 31, 2001, our cash equivalents, short-term and long-term investments included debt securities of $391,304,000. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

  The table below presents the amounts and related weighted average interest rates of our investment portfolio at December 31, 2001:

----------------------------------------------------------------------
                                  Average
                            Interest Rate         Cost     Fair Value
----------------------------------------------------------------------
                                   (Dollars in thousands)
Cash equivalents
    Fixed rate                      0.00%     $      -       $      -
    Variable rate                   2.46%     $270,600       $270,600
Short-term investments
    Fixed rate                      4.14%     $106,344       $107,289
    Variable rate                   1.60%     $  5,000       $  5,015
Long-term investments
    Fixed rate                      0.00%     $      -       $      -
    Variable rate                   6.35%     $  8,400       $  8,735
----------------------------------------------------------------------

  Maturity and call dates for short-term investments range from 1 month to 9 months.

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


                                      ELECTRONIC ARTS INC.
                                      (Registrant)





                                      /s/E. STANTON MCKEE
                                      -------------------
DATED:                                E. STANTON MCKEE
February 14, 2002                     Executive Vice President and
                                      Chief Financial and Administrative Officer