Form 10-K
period 2002-03-31
ELECTRONIC ARTS INC
filed 2002-06-28
CIK 712515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                       --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Class A common stock, $.01 par value, held by non-affiliates of the Registrant on June 4, 2002 was $5,685,093,156.

As of June 4, 2002 there were 138,897,712 shares of Registrant's Class A common stock, $.01 par value, outstanding, and 6,233,463 shares of Registrant's Class B common stock, $.01 par value, outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------

Portions of Registrant's definitive proxy statement (the "Proxy Statement") for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

This report consists of 93 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 93.

                              ELECTRONIC ARTS INC.
                          2002 FORM 10-K ANNUAL REPORT
                                Table of Contents

                                                                                         PAGE
                                                                                         ----
                                               PART I

Item 1.       Business                                                                     3

Item 2.       Properties                                                                  13

Item 3.       Legal Proceedings                                                           14

Item 4.       Submission of Matters to a Vote of Security Holders                         14

Item 4A.      Executive Officers of the Registrant                                        15

                                              PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters                                                                     17

Item 6.       Selected Financial Data                                                     18

Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                       20

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                  51

Item 8.       Financial Statements and Supplementary Data                                 53

Item 9.       Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure                                                    83

                                              PART III

Item 10.      Directors and Executive Officers of the Registrant                          84

Item 11.      Executive Compensation                                                      84

Item 12.      Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                             84

Item 13.      Certain Relationships and Related Transactions                              84

                                              PART IV

Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K              85

Signatures                                                                                91

Exhibit Index                                                                             93

                                     PART I

This Annual Report on Form 10-K, including Item 1 ("Business") and Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations"), contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks, and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update this information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results and performance include, but are not limited to, those discussed under the heading "Risk Factors" on pages 45 to 50.

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

          EA Core
          We create, market and distribute interactive entertainment software for a variety of hardware platforms. As of March 31, 2002, our business was comprised of the following:

       . Distribution of approximately 90 titles that we developed and/or published under one of our brand names in North America, including older titles marketed as "Classics".
       . Distribution of localized versions of our products in the rest of the world.
       . Distribution of additional titles that were either developed by other software publishers (that we refer to as Affiliated Labels) or titles we have assisted in the development of with other software publishers (referred to as Co-Published titles). In North America, we distributed approximately 30 Affiliated Label and Co-Published titles.
       . Of the titles shipped in fiscal 2002, there were 16 titles that sold over one million units.

          Since our inception, we have developed and are developing products for 42 different hardware platforms, including the following:

       .  IBM(R) PC and compatibles
       .  32-bit Sony PlayStation(R)
       .  32-bit Nintendo Game Boy(R) Advance and Game Boy Color
       .  64-bit Nintendo(R) 64
       .  128-bit Sony PlayStation 2
       .  128-bit Microsoft Xbox(TM)
       .  128-bit Nintendo GameCube(TM)

          Our product development methods and organization are modeled on those used in the entertainment industry. We also market our products with techniques borrowed from other entertainment companies such as record producers, magazine publishers and video distributors. Employees whom we call "producers", who are responsible for the development of one or more products, oversee product development and direct teams comprised of both our employees and outside contractors. Our designers regularly work with celebrities and organizations in sports, entertainment and other areas to develop products that provide gaming experiences that are as realistic and interactive as possible. Celebrities and organizations with whom we have contracts include: FIFA, NASCAR, John Madden, National Basketball Association, PGA TOUR, Tiger Woods, National Hockey League, Warner Bros. (Harry Potter),

MGM/Danjaq (James Bond) and National Football League. We maintain development studios in California, Canada, United Kingdom, Florida, Texas, Japan, Washington, Virginia and Nevada.

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

          We distribute our products and those of our Affiliated Labels primarily by direct sales to retail chains and outlets in the United States and Europe. In Japan and the Asia Pacific region, we distribute products both directly to retailers and through third party distributors. Our products are available in over 80,000 retail locations worldwide. In both fiscal 2002 and 2001, approximately 37% of our net revenues were generated by international operations, compared to 40% in fiscal 2000.

          EA.com
          On March 22, 2000, the stockholders of Electronic Arts authorized the issuance of a new series of common stock, designated as Class B common stock ("Tracking Stock"). The Tracking Stock is intended to reflect the performance of Electronic Arts' online and e-Commerce division ("EA.com"). As a result of the approval of the Tracking Stock Proposal, Electronic Arts' existing common stock has been re-classified as Class A common stock ("Class A Stock") and that stock reflects the performance of Electronic Arts' other businesses, EA Core.

          EA.com represents Electronic Arts' online and e-Commerce businesses. EA.com develops, publishes and distributes online interactive games. EA.com's business includes subscription revenues collected for Internet game play on our websites, website advertising, sales of packaged goods for Internet-only based games and sales of Electronic Arts games sold through the EA.com web store. Electronic Arts began development of its initial online product, Ultima Online(TM), during fiscal year 1996. We shipped Ultima Online during fiscal year 1998, and began development of our online business during the same year. EA.com's websites include EA.com, individual marketing sites for Electronic Arts' games or studios and the Games Channel on America Online, which launched in the second half of calendar 2000. We are the leading online games site in terms of unique monthly visitors according to March 2002 Media Metrix results. To date, the majority of our subscription revenues have been generated by Ultima Online, Ultima Online: The Second Age, Ultima Renaissance, Ultima Online Third Dawn and Ultima Online Lord Blackthorn's Revenge (collectively referred to as Ultima Online) and Motor City Online. In addition, our packaged goods revenues for online-only games have primarily been generated by these titles. The packaged good product is sold through our traditional distribution channel to various retailers. The end customer registers for EA.com's online service to enjoy online play on a month-to-month subscription basis. In addition, EA.com generates advertising revenues on the world wide web and the AOL Games Channel.

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

          Joint Ventures

          In May 1998, Electronic Arts and Square Co., Ltd. ("Square"), a leading developer and publisher of entertainment software in Japan, completed the formation of two new joint ventures in North America and Japan. In North America, the companies formed Square Electronic Arts, LLC ("Square EA"), which has exclusive publishing rights in North America for future interactive entertainment titles created by Square. We have the exclusive right to distribute in North America products published by this joint venture. Either party may terminate the existence of Square EA and the distribution agreement effective March 31, 2003. We own a 30% minority interest in this joint venture while Square owns 70%.

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

          Investments

          We have made investments as part of our overall strategy and currently hold minority equity interests in several companies. As of March 31, 2002, our minority equity investments include investments in NovaLogic, Inc. and Firaxis Software, Inc.

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

          The following table details select information on a sample of the hardware platforms for which we have published titles:

------------------------------------------------------------------------------------------------------------------
                                 Video Game Console /     Date Introduced                  Medium/
    Manufacturer                        Platform Name    in North America             Product Base   Technology
------------------------------------------------------------------------------------------------------------------
            Sega                              Genesis                1989                Cartridge       16-bit
        Nintendo                         Super NES(TM)               1991                Cartridge       16-bit
      Matsushita   3DO(TM) Interactive Multiplayer(TM)               1993             Compact Disk       32-bit
            Sega                               Saturn                1995             Compact Disk       32-bit
            Sony                          PlayStation                1995             Compact Disk       32-bit
        Nintendo                          Nintendo 64                1996                Cartridge       64-bit
            Sony                        PlayStation 2                2000   Digital Versatile Disk      128-bit
                                                                               Proprietary Optical
        Nintendo                    Nintendo GameCube                2001                   Format      128-bit
       Microsoft                                 Xbox                2001   Digital Versatile Disk      128-bit
------------------------------------------------------------------------------------------------------------------

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

          Nintendo
          Nintendo launched the Nintendo GameCube console in Japan in September 2001, North America in November 2001 and in Europe in May 2002. Nintendo GameCube provides for games which are delivered and played using a proprietary optical format. We currently have various products under development for the Nintendo GameCube.

          Microsoft
          Microsoft launched the Xbox console in North America in November 2001, in Japan in February 2002 and in Europe in March 2002. The Microsoft Xbox is a 128-bit DVD based system. We currently have various products under development for the Microsoft Xbox.

          New Entrants
          New entrants into the interactive entertainment and multimedia industries, such as cable television, telephone, and diversified media and entertainment companies, in addition to a proliferation of new technologies, such as online networks and the Internet, have increased the competition in our markets. Our new product releases in fiscal 2003 will be primarily for the PlayStation 2, PC, Nintendo GameCube and Xbox. We are also scheduled to release two online network gaming products during fiscal 2003. See Risk Factors - "New video game platforms create additional technical and business model uncertainties" and "The impact of e-Commerce and online games on our business is not known".

          The early investment in products for the 32-bit market, including both Compact Disk personal computer (or PC) and dedicated entertainment systems (that we call video game systems or consoles), has been strategically important in positioning us for the current generation of 128-bit machines. We believe that such investment continues to be important. During the fiscal years 2002 and 2001, the video and computer games industry has experienced a platform transition from 32-bit CD-based and 64-bit cartridge-based consoles to the current generation 128-bit DVD-based game consoles and related software. The transition to the current generation systems was initiated by the launch of Sony's PlayStation 2 in fiscal 2001, and continued with the launches of the Nintendo GameCube and Microsoft's Xbox in calendar year 2001. As the market continues to shift to the current generation systems, sales of 32-bit and 64-bit products have been declining and we expect a continued significant decline in fiscal 2003. In addition, our revenues and earnings are dependent on our ability to meet our product release schedule and our failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations in any individual quarter. See Risk Factors - "Product development schedules are frequently unreliable and make predicting quarterly results difficult".

          Online Games
          According to March 2002 Media Metrix results, EA.com continues to retain its position as the #1 gamesite in terms of unique monthly visitors with over 13.3 million unique visitors for the month of March across all public and AOL properties. In addition, EA.com comprised approximately 42% of all time spent on Internet gamesites in March, totaling 4.6 billion minutes. We believe the online gaming market will continue to grow due to the following factors:

       .  Increasing popularity of PC gaming;
       .  Growing interest in multiplayer games;
       . Growth in the number of households with PCs and Internet connections; . General growth in internet usage, including the number of users, communities and increased frequency of use by consumers;
       .  Rapid innovation of new online entertainment experiences;
       . Mass market adoption of broadband technologies; and . Future introduction of online gaming capabilities for next-generation consoles.

Competition

          EA Core
          See Risk Factors - "Our platform licensors are our chief competitors and frequently control the manufacturing of our video game products".

          EA.com

We believe EA.com faces substantial competition from a number of existing and potential competitors including:

       . Console & PC Game Publishers. Other game publishers including Sony Computer Entertainment of America ("Sony"), Nintendo, Sega, Activision, THQ, Acclaim, Vivendi Universal, Microsoft, LucasArts, Interplay, Infogrames and Eidos, are each developing individual online games and games with online components. Currently, Flipside Inc., a subsidiary of Vivendi Universal, operates Flipside Network, an online game network that consists of Flipside.com, an online site that targets unique users and advertisers with specific channel offerings, including iWin.com, Uproar.com and Virtualvegas.com. Sony will launch its online service later this year. PlayStation 2 owners will be required to purchase a network adapter that will enable the console to connect to the network. Microsoft's Xbox has built-in broadband connectivity. Microsoft has announced its intentions to launch a service called Xbox Live in the fall of 2002, an online gaming service that will allow consumers for a monthly fee to play multi-player Xbox games with each other. In 2002, Sega announced its intentions to develop games with online capabilities for the Nintendo GameCube, PlayStation 2 and Xbox consoles. Each of these companies may compete with EA.com for advertising, subscription and e-Commerce sales.
       . Portals. With respect to advertising and e-Commerce sales, EA.com will also compete with general purpose consumer web sites such as Yahoo, Lycos, and Microsoft Network. In addition, many of these Internet portals offer gaming sites such as Yahoo Games Channel, Lycos' Gamesville, and Microsoft Gaming Zone. Although most of the game areas of these portals have attained modest reach, their key placement on powerful portals makes them potentially significant competitors for gaming subscriptions as well.
       . Family Oriented Game Sites. A number of sites such as Station.com, Uproar.com and iWin.com, have driven significant amounts of traffic to their sites by offering unique games and entertainment content. In addition, several of the sites offer frequent prizes with easy to play "gamettes". These sites are typically monetizing their traffic by selling advertising.
       . Aggregators. Aggregators, such as Microsoft Gaming Zone, provide an aggregation of various types of online games, including aggregation of games developed by independent third parties. While these sites have been primarily focused on serving the gaming community, they have since adjusted their strategy to include games, such as parlor games, that reach a broader audience.
       . Sports Sites. Sports content sites such as ESPN.com, Sportsline.com and Foxsports.com typically feature fantasy league games and easy to play sports "gamettes" in addition to their editorial content. Such fantasy league games and sports "gamettes" typically appeal to the overall sports fan, rather than the sports gamer. However, these sites have significant financial and content resources at their disposal and will provide competition for advertising and e-Commerce sales.
       . Microsoft Gaming Zone ("MGZ"). Microsoft falls into a number of the foregoing categories, as it is a portal, an aggregator, and a publisher of PC Software Products, including game products. As such, Microsoft's offerings are the closest parallel to the proposed offerings of EA.com. MGZ currently offers both family games and games directed towards the more serious gamer and, at the same time, has the opportunity to leverage these experiences with games sold at retail. At present, MGZ offers matchmaking for about 80 games and offers approximately 40 playable online games, which consist primarily of card and parlor games.

Relationships with Significant Hardware Platform Companies

          Sony

          In fiscal 2002, approximately 28% of our net revenues were derived from sales of software for the PlayStation 2 compared to 20% in fiscal 2001. We released 18 titles worldwide in fiscal 2002 for the PlayStation 2 compared to 15 titles in fiscal 2001. Key releases for the year included Madden NFL(TM) 2002, James Bond 007 in...Agent Under Fire(TM), FIFA 2002, NBA Street, NBA Live 2002, NCAA Football 2002, SSX Tricky, NHL 2002 and NASCAR Thunder 2002. Revenues increased for fiscal 2002 due to the higher installed base of PlayStation 2 hardware and more titles, including catalogue, available on the platform compared to the prior year. We expect revenues from PlayStation 2 products to continue to grow in fiscal 2003, but as revenues for these products increase, we do not expect to maintain these growth rates.

          In fiscal 2002, approximately 11% of our net revenues were derived from sales of software for the PlayStation compared to 23% in fiscal 2001. During fiscal 2002, we released five PlayStation games compared to 17 in fiscal 2001. As expected, PlayStation sales decreased for fiscal 2002 compared to the prior year primarily attributable to releasing fewer games and to the PlayStation 2 platform transition. Most of our franchises experienced significant decreases from prior year releases. Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of current PlayStation products to continue to decline significantly in fiscal 2003. See Risk Factors - "Product development schedules are frequently unreliable and make predicting quarterly results difficult".

          Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America in July 1994 (the "Sony Agreement"), as amended, we are authorized to develop and distribute CD-based software products compatible with the PlayStation. Furthermore, under the terms of an additional licensing agreement entered into with Sony Computer Entertainment of America as of April 2000 (the "PlayStation 2 Agreement"), as amended, we are authorized to develop and distribute DVD-based software products compatible with the PlayStation 2. Pursuant to these agreements, we engage Sony to manufacture its PlayStation and PlayStation 2 CDs and DVDs for us. Accordingly, we have limited ability to control our supply of PlayStation and PlayStation 2 CD and DVD products or the timing of their delivery. See Risk Factors - "Our platform licensors are our chief competitors and frequently control the manufacturing of our video game products".

          Nintendo

          In fiscal 2002, we released our first five Nintendo GameCube titles, Madden NFL 2002, James Bond 007 in...Agent Under Fire, SSX Tricky, NBA Street and FIFA Soccer 2002, following the platform's launch in Japan in September 2001 and in North America in November 2001.

          During fiscal 2002, we released one title for the Nintendo 64 ("N64(R)") compared to three titles in fiscal 2001. In fiscal 2002, approximately 1% of our net revenues were derived from the sale of N64 products compared to 5% in 2001. The expected decrease in N64 revenues for the fiscal year, compared to the prior fiscal year, was primarily due to fewer releases. The decrease was also due to the weaker market for N64 products in the current year. We do not intend to release any new N64 products in fiscal 2003.

          Microsoft

          During fiscal 2002, following the launch of the Xbox platform in North America in November 2001, in Japan in February 2002 and in Europe in March 2002, we released our first ten Xbox titles. Titles released included Madden NFL 2002, NBA Live 2002, James Bond 007 in...Agent Under Fire, NASCAR Thunder 2002, NHL 2002, Triple Play(TM) 2002, SSX Tricky, Knockout Kings 2002 and F1 2001.

Relationships with Internet Service Providers

          America Online, Inc. ("AOL")

          Our agreement with AOL establishes the basis for EA.com's creation of game sites on the world wide web that are available to AOL subscribers via the Games Channel on the AOL's flagship ISP service and to other consumers who use other AOL portals (AOL.com, CompuServe, Netscape/Netcenter and ICQ). Users can also access the EA.com website directly from the world wide web. EA.com is AOL's exclusive provider of a broad aggregation of online games and programs and manages all of the Games Channel content within AOL's flagship ISP service in the United States and other AOL portals. Within any of the AOL properties, users will be able to find a games channel or area which will provide the user access to EA.com games. Through this agreement, EA.com has significantly expanded its EA brand as a provider of online games. According to the March 2002 Media Metrix Top 50 Web and Digital Media Properties report which combines unduplicated home/work usage in the U.S., the total number of unique monthly visitors to the AOL branded properties that will have access to the EA.com games site was 92 million. For the terms of the AOL agreement, see Note 5 of the Notes to Consolidated Financial Statements, included in item 8 hereof.

Products and Product Development

          In fiscal 2002, we generated approximately 61% of our revenues from EA Studio products released during the year. See Risk Factors - "Product development schedules are frequently unreliable and make predicting quarterly results difficult". As of March 31, 2002, we were actively marketing approximately 90 titles, comprising over 120 stock keeping units, or sku's, that were published by our development divisions and subsidiaries, EA Studios. During fiscal 2002, we introduced 32 EA Studios titles, representing 64 sku's, compared to 35 EA Studios titles, comprising 55 sku's, in fiscal 2001. In fiscal 2002, we had 16 titles that sold over one million units. In both fiscal 2001 and 2000, we had 14 titles that sold over one million units.

          The products published by EA Studios are designed and created by our in-house designers and artists and by independent software developers ("independent artists"). We typically pay the independent artists royalties based on the sales of the specific products, as defined in the related independent artist agreements.

          For fiscal 2002, we had one title, Harry Potter and the Sorcerer's Stone(TM), published on four different platforms, which represented approximately 12% of our total fiscal 2002 net revenues. For fiscal 2001 and 2000, no title represented revenues greater than 10% of our total fiscal 2001 and 2000 net revenues.

          We publish products in a number of categories such as sports, action, strategy, simulations, role playing and adventure, each of which is becoming increasingly competitive. Our sports-related products, marketed under the EA SPORTS(TM) brand name, accounted for a significant percentage of net revenues in fiscal years 2002, 2001 and 2000. There can be no assurance that we will be able to maintain our market share in the sports category.

          The front line retail selling prices in North America of our products, excluding older titles (marketed as "Classics"), typically range from $30.00 to $55.00. "Classics" titles have retail selling prices that range from $10.00 to $30.00. The retail selling prices of EA titles outside of North America vary based on local market conditions.

          We currently develop or publish products for eight different hardware platforms. In fiscal 2002, our product releases were for PlayStation 2, PC, Xbox, PlayStation, Nintendo GameCube, Game Boy Advance, Game Boy Color, online Internet play and N64. Our planned product introductions for fiscal 2003 are for the PlayStation 2, PC, Nintendo GameCube, Xbox, PlayStation, Game Boy Advance, online Internet play and Game Boy Color. See Risk Factors - "Product development schedules are frequently unreliable and make predicting quarterly results difficult" and "New video game platforms create additional technical and business model uncertainties".

          Our goal is to be the market leader on the next generation of video game consoles. We are investing in the development of tools and technologies associated with the introduction of the next generation video game console platforms. Our goal is to be the leading provider of interactive entertainment on the Internet. We will invest in the development of tools and technologies associated with the introduction of key online offerings in fiscal 2003. PlayStation has achieved significant market acceptance in all geographic territories. However, as the PlayStation console market has reached maturity, we expect sales of PlayStation products to continue to decline significantly in fiscal 2003. Most of the console video game products are convertible for use on multiple advanced hardware systems. We had research and development expenditures of $387.7 million in fiscal 2002, $388.9 million in fiscal 2001 and $262.0 million in fiscal 2000. See Risk Factors - "Product development schedules are frequently unreliable and make predicting quarterly results difficult".

          EA.com Web Site
          Free Content. In fiscal 2002, EA.com eliminated its free games offering under various "channels" on the site and redesigned the site to reflect this change in strategy. As part of this redesign, EA.com eliminated the majority of its games on the EA Games Channel and integrated its remaining browser-based games with Pogo free games subsequent to the Pogo acquisition. EA.com now offers free games on its site under the following three brands: Pogo brand, EA Games brand, and EA Sports brand. The majority of the free games are original games designed solely for online play while some of the product offerings capitalize on existing Electronic Arts franchises adapted for game play on the Internet. The product offerings within each brand incorporate some or all of the following:

       . Pogo. EA.com currently offers approximately 35 free games under this brand. The games offering, geared towards family entertainment, consists of card games, board games, casino games, word games, trivia games, puzzles, Bingo, and other products with appeal. This category leverages prizes, tournaments, community and Pogo's strength and popularity in free, familiar games to significantly increase EA.com's appeal to the broad consumer market.

       . EA Games. EA.com currently offers 15 free games under this brand. The EA Games offering consists of original arcade style games and other original EA games designed solely for online play, such as Tank Hunter, Bunny Luv and Meteor Madness.

       . EA Sports. EA.com currently offers 10 free games under this brand. Some of the games in this category leverage existing Electronic Arts' franchises, such as Knockout Kings and Nascar Web Racing, to develop a community of sports gamers. In addition, there are original games designed solely for online play such as Pebble Beach Golf, Pro 3-Point and It's Outta Here!

          Paid Content. In addition to the free games, EA.com offers premium pay-to-play persistent state world games on its website. In order to access these premium games, the player must purchase a CD-ROM through retail stores or through our online store which will entitle the consumer to one free month of game play. Thereafter, the player must pay a monthly subscription fee in order to continue playing. These persistent state world games are designed to target the avid gamers: teens and adults looking to participate in multi-player hard core games made up of fantastic worlds, characters, adventures or activities - big or small, real or imagined. This offering features immersive experiences and sophisticated game play appealing to dedicated gamers, as well as new forms of cutting-edge Internet entertainment targeted to mass market gamers. Currently, this offering capitalizes on the success of our existing Ultima Online product as well as Motor City Online. EA.com expects to release Earth & Beyond and The Sims Online(TM) in the future.

          Each of the categories above focuses on targeting and serving its specific consumer group by:

       .  Offering engaging and accessible online games;
       . Building a community in which consumers can interact with one another via chat, bulletin boards, events and match-making services for multi-player games and other contests;
       . Delivering innovative content that continually entertains; and . Establishing a direct relationship with each audience member through personalization and customization of user experiences.

Marketing and Distribution

          Electronic Arts Distribution
          We distribute EA Studio, Affiliated Label and Co-Published products.

          We market our EA Studio products using the EA GAMES(TM), EA SPORTS(TM) and EA SPORTS BIG(TM) brands. EA GAMES consists of our separate brands, including Electronic Arts and Maxis. EA SPORTS brand simulates professional and collegiate sports and includes titles such as Madden NFL, FIFA and NBA Live. EA SPORTS BIG brand simulates extreme sports such as the SSX and NBA Street games.

          Affiliated Label products are delivered to us as completed products. Co-Published products are titles we have assisted in developing with other software publishers. As of March 31, 2002, we distributed approximately 30 Affiliated Label and Co-Published titles in North America. No single Affiliated Label Publisher has accounted for more than 10% of our net revenues in any of the last three fiscal years.

          In May 1998, Electronic Arts and Square Co., Ltd. formed a new joint venture in North America, creating Square Electronic Arts, LLC ("Square EA") as discussed in Note 13 of the Notes to Consolidated Financial Statements, included in item 8 hereof. In conjunction with the formation of this joint venture, we have the exclusive right in North America to distribute products published by this joint venture. Either party may terminate the existence of Square EA and the distribution agreement effective March 31, 2003. In fiscal 2002, Square EA published Final Fantasy(R) X for the PlayStation 2, which was a top ten selling title for Electronic Arts.

          We generated approximately 95% of our North American net revenues from direct sales to retailers through a field sales organization of professionals and a group of telephone sales representatives. The remaining 5% of our North American sales were made through a limited number of specialized and regional distributors and rack jobbers in markets where we believe direct sales would not be economical. We had sales to one customer, Wal-Mart Stores, Inc., which represented 14% of total net revenues in fiscal 2002 and 12% in both fiscal 2001 and 2000.

          The video game and PC businesses have become increasingly "hits" driven, requiring significantly greater expenditures for marketing and advertising, particularly for television advertising. There can be no assurance that we will continue to produce "hit" titles, or that advertising for any product will increase sales sufficiently to recoup those advertising expenses.

          We have stock-balancing programs for our personal computer products that, under certain circumstances and up to a specified amount, allow for the exchange of personal computer products by resellers. We may decide to provide price protection under certain circumstances for our personal computer and video game system products after we analyze: inventory remaining in the channel, the rate of inventory sell through in the channel, and our remaining inventory on hand. We maintain a policy of exchanging products or giving credits, but do not give cash refunds. Moreover, the risk of product returns for our products on mature platforms may increase as new hardware platforms, such as Xbox, Nintendo GameCube and PlayStation 2, become more popular. We monitor and manage the volume of our sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. We believe that we provide adequate reserves for returns and price protection which are based on estimated future returns of products, taking into account historical returns, current sell through of distributor and retailer inventory of our products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products and other related factors. We believe our current reserves will be sufficient to meet return and price protection requirements for current in-channel inventory. However, there can be no assurance that actual returns or price protection will not exceed our reserves.

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

          The distribution channels through which consumer software products are sold have been characterized by change, including consolidations and financial difficulties of certain distributors. The bankruptcy or other business difficulties of a distributor or retailer could render our accounts receivable from such entity uncollectible, which could have an adverse effect on our operating results and financial condition. In January 2002, one of our retail customers, Kmart, declared bankruptcy. We have adequately reserved for our exposure to Kmart. In addition, an increasing number of companies are competing for access to these channels. Our arrangements with our distributors and retailers may be terminated by either party at any time without cause. Distributors and retailers often carry products that compete with ours. Retailers of our products typically have a limited amount of shelf space and promotional resources for which there is intense competition. There can be no assurance that distributors and retailers will continue to purchase our products or provide our products with adequate levels of shelf space and promotional support.

Segment Reporting

We operate in two principal business segments globally:

       . EA Core business segment: creation, marketing and distribution of entertainment software.
       . EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

Please see the discussion regarding segment reporting in the MD&A and Note 18 of the Notes to Consolidated Financial Statements, included in items 7 and 8 hereof.

International Operations

          We have wholly owned subsidiaries throughout the world, including offices in the United Kingdom, France, Spain, Germany, Australia, Canada, South Africa, Singapore, Sweden, Japan, Malaysia, Brazil and Holland. The amounts of net revenues, operating profit and identifiable assets attributable to each of our geographic regions for each of the last three fiscal years are set forth in
Note 18 of the Notes to Consolidated Financial Statements, included in item 8 hereof.

          International net revenues increased by 29% to $631,431,000, or 37% of consolidated fiscal 2002 net revenues, compared to $490,349,000 or 37% of consolidated fiscal 2001 net revenues due to the following:

  . Europe's net revenues increased 34% primarily due to higher PlayStation 2, AL and PC sales, partially offset by the expected decrease of revenues from Sony PlayStation. PlayStation 2 launched in November 2000. Consequently, fiscal 2001 includes five months of revenues as compared to twelve months of revenues from the PlayStation 2 in fiscal 2002, resulting in an 80% increase in PlayStation 2 revenues in fiscal 2002 as compared to fiscal 2001.
  . Asia Pacific's net revenues increased by 5% compared to the prior year primarily due to higher PlayStation 2, Game Boy Color(R) and PC revenue, partially offset by the expected decrease in PlayStation and Nintendo 64 sales, and an unfavorable exchange rate comparison of approximately 10%. PlayStation 2 revenues increased by 46%, partially offset by a 34% decrease in PlayStation revenues in fiscal 2002 as compared to fiscal 2001.
  . Japan's net revenues increased by 11% compared to the prior year primarily due to higher AL revenue and revenue generated from sales of PlayStation, Nintendo GameCube and Xbox products, offset by the strong sales of our first PlayStation 2 title, FIFA Soccer World Championship, in the prior year and weakness in the Yen currency during fiscal 2002 resulting in a rate decrease of approximately 14% from fiscal 2001. Also, Japan did not benefit from our primary PlayStation 2 releases during the current fiscal year, which have more appeal to the North American market. PlayStation 2 revenues decreased by 50% in fiscal 2002 as compared to fiscal 2001.

          Though international revenues are expected to grow in fiscal 2003, international revenues may not grow at as high a rate as in prior years. See Risk Factors - "Our business, our products, and our distribution are subject to increasing regulation of content, consumer privacy and online delivery in key territories" and "Foreign Sales and Currency Fluctuations".

Manufacturing and Suppliers

          Materials
          In many instances, we are able to acquire materials on a volume-discount basis. We have multiple potential sources of supply for most materials, except with respect to our PlayStation, PlayStation 2, Xbox and Nintendo GameCube products, as previously mentioned. We also have alternate sources for the manufacture and assembly of most of our products. To date, we have not experienced any material difficulties or delays in production of our software and related documentation and packaging. However, a shortage of components or other factors beyond our control could impair our ability to manufacture, or have manufactured, our products. See Risk Factors - "Our platform licensors are our chief competitors and frequently control the manufacturing of our video game products".

Backlog

          We normally ship products within a few days after receipt of an order. However, a backlog may occur for EA Studio and Affiliated Label products that have been announced for release but not yet shipped. We do not consider backlog to be an indicator of future performance.

Seasonality

          Our business is highly seasonal. We typically experience our highest revenues and profits in the calendar year-end holiday season and a seasonal low in revenues and profits in the quarter ending in June. See Risk Factors - "Our business is both seasonal and cyclical".

Employees

          As of March 31, 2002, we employed approximately 3,500 people, of whom over 1,400 were outside the United States. Of this amount, there were over 400 EA.com full-time employees. We believe that our ability to attract and retain qualified employees is an important factor in our growth and development and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. To date, we have been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct our business successfully. See Risk Factors - "Because of the competition for qualified technical, creative, marketing and other personnel, we may not be able to attract and retain the personnel necessary for our businesses".

Item 2:   Properties

          Our principal administrative, sales and marketing, research and development, and support facility is located in Redwood City, California, 20 miles south of San Francisco.

          In February of 1995, we entered into a build-to-suit lease with a financial institution on our headquarter's facility in Redwood City, California, which was extended in July of 2001 and runs through July of 2006. We accounted for this arrangement as an operating lease in accordance with Statement of Financial Accounting Standards No. 13 ("SFAS 13"), "Accounting for Leases", as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. We have an option to purchase the property (land and facilities) for $145,000,000 or, at the end of the lease, to arrange for (1) an additional extension of the lease or (2) sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $128,900,000 if the sales price is less than this amount, subject to certain provisions of the lease.

          In December 2000, we entered into a second build-to-suit lease with a financial institution for a five year term from December 2000 to expand our headquarter's facilities and develop adjacent property adding approximately 310,000 square feet to our campus. We expect to complete construction in June of 2002. We accounted for this arrangement as an operating lease in accordance with SFAS 13, as amended. The facilities will provide space for marketing, sales and research and development. We have an option to purchase the property for $127,000,000 or, at the end of the lease, to arrange for (1) an extension of the lease or (2) sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $118,800,000 if the sales price is less than this amount, subject to certain provisions of the lease.

          Lease rates are based upon the Commercial Paper Rate. The two lease agreements described above require us to maintain certain financial covenants, all of which we were in compliance with as of March 31, 2002.

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

          We own a 127,000 sq. ft. administrative, sales and development facility in Chertsey, England, which our United Kingdom subsidiaries moved into in March 2000, and a 5,000 sq. ft. development facility in Warrington, England. In Europe, we also lease a distribution hub in Heerlen, Holland, as well as sales and distribution facilities in Madrid, Spain and Sennwald, Switzerland. Additionally, we have sales and administrative offices throughout Europe.

          In Asia and the South Pacific, we maintain a 15,678 sq. ft. sales and distribution facility in Gold Coast, Australia. We also have sales and distribution facilities in New Zealand, Singapore, Thailand, Korea, South Africa and Taiwan, and representative offices in Hong Kong and Beijing, China. We also maintain a 27,000 sq. ft. sales and development office in Tokyo, Japan. See Notes 4 and 11 of the Notes to Consolidated Financial Statements, included in
Item 8 hereof.

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

Item 4:   Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the quarter ended March 31, 2002.

Item 4A:  Executive Officers of the Registrant

          The following table sets forth information regarding the executive officers of Electronic Arts, who are chosen by and serve at the discretion of the Board of Directors:

                   Name                 Age               Position
                   ----                 ---               --------

          Lawrence F. Probst III        52       Chairman and Chief
                                                    Executive Officer
          Don A. Mattrick               38       President, Worldwide Studios
          John S. Riccitiello           42       President and Chief
                                                    Operating Officer
          William B. Gordon             52       Executive Vice President and
                                                    Chief Creative Officer
          E. Stanton McKee, Jr.         57       Executive Vice President and
                                                    Chief Financial and
                                                    Administrative Officer
          Nancy L. Smith                49       Executive Vice President and
                                                    General Manager, North
                                                    American Publishing
          David L. Carbone              51       Senior Vice President, Finance
          David Gardner                 37       Senior Vice President, European
                                                    Publishing
          Ruth A. Kennedy               47       Senior Vice President,
                                                    General Counsel and
                                                    Secretary
          V. Paul Lee                   37       Senior Vice President and Chief
                                                    Operating Officer,
                                                    Worldwide Studios
          J. Russell Rueff, Jr.         40       Senior Vice President,
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

                                     PART II

Item 5:   Market for Registrant's Common Equity and Related Stockholder Matters

Our Class A Common Stock is traded on the Nasdaq National Market under the symbol "ERTS". The following table sets forth the quarterly high and low closing sales price per share of our Common Stock from April 1, 2000 through March 31, 2002. Such prices represent prices between dealers and does not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                      Closing Sales Prices
                                                      --------------------
                                                     High                Low
                                                     ----                ---
   Fiscal Year Ended March 31, 2001:
   (for Class A common stock, see note 2)

   First Quarter                                    $39.06             $26.59
   Second Quarter                                    54.47              37.06
   Third Quarter                                     55.38              35.19
   Fourth Quarter                                    56.13              29.84

   Fiscal Year Ended March 31, 2002:
   (for Class A common stock)

   First Quarter                                    $63.04             $48.31
   Second Quarter                                    60.60              44.50
   Third Quarter                                     66.01              42.40
   Fourth Quarter                                    62.95              51.16

There were approximately 1,800 holders of record of our Common Stock as of June 1, 2002. In addition, we believe that a significant number of beneficial owners of our Common Stock hold their shares in street names.

          Dividend Policy

          We have not paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

Item 6:  Selected Financial Data


 ELECTRONIC ARTS AND SUBSIDIARIES
 SELECTED FIVE-YEAR FINANCIAL DATA
 Years Ended March 31, (In thousands, except per share data)

 INCOME STATEMENT DATA                                2002             2001             2000              1999           1998
--------------------------------------------------------------------------------------------------------------------------------
 Net revenues                                    $ 1,724,675       $1,322,273       $ 1,420,011       $ 1,221,863      $908,852
 Cost of goods sold                                  807,611          652,242           704,702           627,589       481,233
                                                 -------------------------------------------------------------------------------
 Gross profit                                        917,064          670,031           715,309           594,274       427,619
 Operating expenses:
    Marketing and sales                              241,109          185,336           188,611           163,407       128,308
    General and administrative                       107,059          104,041            92,418            76,219        57,838
    Research and development                         387,736          388,928           261,966           199,375       145,732
    Amortization of intangibles                       25,418           19,323            11,989             5,880            --
    Charge for acquired in-process technology             --            2,719             6,539            44,115         1,500
    Merger costs                                          --               --                --                --        10,792
    Restructuring and asset impairment charges        20,303               --                --                --            --
                                                 -------------------------------------------------------------------------------
 Total operating expenses                            781,625          700,347           561,523           488,996       344,170
                                                 -------------------------------------------------------------------------------
 Operating income (loss)                             135,439          (30,316)          153,786           105,278        83,449
 Interest and other income, net                       12,848           16,886            16,028            13,180        24,811
                                                 -------------------------------------------------------------------------------
 Income (loss) before provision for (benefit
    from) income taxes and minority interest         148,287          (13,430)          169,814           118,458       108,260
 Provision for (benefit from) income taxes            45,969           (4,163)           52,642            45,414        35,726
                                                 -------------------------------------------------------------------------------
 Income (loss) before minority interest              102,318           (9,267)          117,172            73,044        72,534
 Minority interest in consolidated joint
    venture                                             (809)          (1,815)             (421)             (172)           28
                                                 -------------------------------------------------------------------------------
 Net income (loss)                               $   101,509/(a)/  $  (11,082)/(b)/ $   116,751/(c)/  $    72,872/(d)/ $ 72,562/(e)/
                                                 -------------------------------------------------------------------------------
 Net income per share:
      Basic                                              N/A              N/A       $      0.93       $      0.60      $   0.62
      Diluted                                            N/A              N/A       $      0.88       $      0.58      $   0.60
 Number of shares used in computation:
      Basic                                              N/A              N/A           125,660           121,495       117,734
      Diluted                                            N/A              N/A           132,742           126,545       121,917

 Class A common stock:
 Net income (loss):
    Basic                                        $   124,256       $   11,944               N/A               N/A           N/A
    Diluted                                      $   101,509       $  (11,082)              N/A               N/A           N/A
 Net income (loss) per share:
    Basic                                        $      0.91       $     0.09               N/A               N/A           N/A
    Diluted                                      $      0.71       $    (0.08)              N/A               N/A           N/A
 Number of shares used in computation:
    Basic                                            136,832          131,404               N/A               N/A           N/A
    Diluted                                          143,142          132,056               N/A               N/A           N/A

 Class B common stock:
 Net loss, net of retained interest in EA.com    $   (22,747)      $  (23,026)              N/A               N/A           N/A
 Net loss per share:
    Basic                                        $     (3.77)      $    (3.83)              N/A               N/A           N/A
    Diluted                                      $     (3.77)      $    (3.83)              N/A               N/A           N/A
 Number of shares used in computation:
    Basic                                              6,026            6,015               N/A               N/A           N/A
    Diluted                                            6,026            6,015               N/A               N/A           N/A
--------------------------------------------------------------------------------------------------------------------------------

ELECTRONIC ARTS AND SUBSIDIARIES
SELECTED FIVE-YEAR FINANCIAL DATA (Continued)
Years Ended March 31, (In thousands, except per share data)

------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA AT FISCAL
YEAR END                                               2002               2001               2000              1999             1998
------------------------------------------------------------------------------------------------------------------------------------
Cash, cash equivalents and short-term
  investments                                   $   796,936        $   466,492        $   339,804         $ 312,822        $ 374,560
Marketable securities                                 6,869             10,022                236             4,884            3,721
Working capital                                     699,561            478,701            440,021           333,256          408,098
Long-term investments                                     -              8,400              8,400            18,400           24,200
Total assets                                      1,699,374          1,378,918          1,192,312           901,873          745,681
Total liabilities                                   452,982            340,026            265,302           236,209          181,713
Minority interest                                     3,098              4,545              3,617             2,733                -
Total stockholders' equity                        1,243,294          1,034,347            923,393           662,931          563,968

   Note:
     (a) Net income includes restructuring and asset impairment charges of $14.0 million, net of taxes and goodwill amortization of $17.5 million, net of taxes.
     (b) Net loss includes one-time acquisition related charges of $1.9 million, net of taxes, incurred in connection with the acquisition of Pogo Corporation made during the year as well as goodwill amortization of $13.3 million, net of taxes.
     (c) Net income includes one-time acquisition related charges of $4.5 million, net of taxes, incurred in connection with the acquisition of Kesmai and other business combinations made during the year as well as goodwill amortization of $8.3 million, net of taxes.
     (d) Net income includes one-time acquisition related charges of $37.5 million, net of taxes, incurred in connection with the acquisition of Westwood Studios and other business combinations made during the year as well as goodwill amortization of $4.0 million, net of taxes.
     (e) Net income includes one-time acquisition related charges of $1.0 million, net of taxes, incurred in connection with the acquisition of the remaining minority ownership interest in Electronic Arts Victor, Inc. as well as merger costs of $7.2 million, net of taxes, associated with the merger with Maxis, offset by a one-time gain on sale of Creative Wonders, LLC in the amount of $8.5 million, net of taxes.
     Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for discussions of EA Core and EA.com pro forma financial statements.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results and performance include, but are not limited to, those discussed under the heading "Risk Factors" at pages 45 to 50 of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical because they are both important to the portrayal of our financial condition and results of operations and their application places the most significant demands on management's judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that actual results may differ materially from these estimates under different assumptions or conditions.

Sales allowances and bad debt reserves
We derive revenues from sales of our packaged goods product, subscriptions of online service, sales of packaged goods through our online store and website advertising. Product revenue is recognized net of an allowance for returns. We also have stock-balancing programs for our personal computer products that, under certain circumstances and up to a specified amount, allow for the exchange of personal computer products by resellers. We may decide to provide price protection under certain circumstances for our personal computer and video game system products after we analyze: inventory remaining in the channel, the rate of inventory sell through in the channel, and our remaining inventory on hand. We maintain a policy of exchanging products or giving credits, but do not give cash refunds.

We estimate potential future product returns, price protection and stock-balancing programs related to current period product revenue. We analyze historical returns, current sell through of distributor and retailer inventory of our products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products and other related factors when evaluating the adequacy of the sales returns and price protection allowances. In addition, management monitors and manages the volume of our sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. In the past, actual returns have not generally exceeded our reserves. However, actual returns in any future period are inherently uncertain as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of product returns for our products on mature platforms may increase as new hardware platforms, such as Xbox, Nintendo GameCube and PlayStation 2, become more popular. While management believes it can make reliable estimates for these matters, if we changed our assumptions and estimates, our returns reserves would change, which would impact the net revenue we report. In addition, if actual returns were significantly greater than the reserves we have established, the actual results would decrease our reported revenue. Conversely, if actual returns were significantly less than our reserves, this would increase our reported revenue.

Similarly, management must use significant judgment and make estimates in connection with establishing allowances for doubtful accounts in any accounting period. Management analyzes customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Material differences may result in the amount and timing of our bad debt expense for any period if management made different judgments or utilized different estimates. If our customers experience financial difficulties and are not able to meet their ongoing financial obligations to us, our results of operations may be adversely impacted. For example, in January 2002, one of our retail customers, Kmart, declared bankruptcy. We have adequately reserved for our exposure to Kmart. Our distribution channels have been characterized by change, including consolidations and financial difficulties of certain distributors and retailers.

Our gross accounts receivable balance was $306,365,000 and our allowance for product returns, pricing allowances and doubtful accounts was $115,870,000 as of March 31, 2002. As of March 31, 2001, our gross accounts receivable balance was $264,282,000 and our allowance for product returns, pricing allowances and doubtful accounts was $89,833,000.

Prepaid royalties
Prepaid royalties consist primarily of prepayments for manufacturing royalties, co-publishing and/or distribution affiliates and license fees paid to celebrities, professional sports organizations and other organizations for use of their trade name and content. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual or effective royalty rate as cost of goods sold based on actual net product sales. We evaluate the future realization of prepaid royalties quarterly and charge to research and development expense any amounts that we deem unlikely to be realized through product sales. We rely on forecasted revenue to evaluate the future realization of prepaid royalties. If actual revenues, or revised forecasted sales, fall below the initial forecasted sales, the charge to research and development expense may be larger than anticipated in any given quarter. Once the charge has been taken to research and development expense, that amount will not be expensed in future quarters when the product has shipped. The current portion of prepaid royalties, included in other current assets, was $65,484,000 at March 31, 2002 and $46,264,000 at March 31, 2001. The long-term portion of prepaid royalties, included in other assets, was $1,164,000 at March 31, 2002 and $9,664,000 at March 31, 2001.

Valuation of long-lived assets, including goodwill and other intangible assets Under current accounting standards, we make judgments about the remaining useful lives of goodwill, purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate an other than temporary impairment in the remaining value of the assets recorded on our balance sheet. In order to judge the remaining useful life of an asset, management makes various assumptions about the value of the asset in the future. This may include assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Please refer to the Operations by Segment discussion of the Management's Discussion and Analysis of Financial Condition and Results of Operations for discussions of EA Core and EA.com. For our EA Core division, our future net cash flows are primarily dependent on the sale of products for play on proprietary video game platforms. The success of our products is affected by the ability to accurately predict which platforms and which products we develop will be successful. Also, our revenues and earnings are dependent on our ability to meet our product release schedules. For our EA.com division, the future net cash flows are dependent on the success of online games. Offering games solely for online play is a substantial departure from our traditional business of selling packaged software games. Because of our inexperience in predicting usage patterns for our games, we may not be effective in achieving success that may otherwise be attainable from offering our games online. Due to these and other factors described in our Risk Factors, we may not realize the future net cash flows necessary to recover our long-lived assets. For example, our product Majestic(TM) and our Platinum offering, which contained certain browser-based entertainment games, were launched with a monthly subscription pricing model and obtained only limited commercial success. Accordingly, we did not realize our projected cash flows and discontinued these offerings as part of EA.com's restructuring plan.

Based on these judgments and assumptions, management determines whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner or use of the acquired assets or the strategy of our overall business and significant underperformance relative to expected historical or projected future operating results. Although we believe the judgments and assumptions management has made in the past have been reasonable and appropriate, there is nonetheless a high degree of uncertainty and judgment involved. For example, as part of a restructuring plan to reduce EA.com's workforce and consolidate facilities in the fiscal year ended March 31, 2002, we recorded impairment charges to write down certain of EA.com's depreciable assets and certain intangibles to their estimated fair value and to write off certain assets which were abandoned. The impairment charges were based on management's projections regarding the assets' remaining useful lives and future values. The EA.com business is still in the growing stages, therefore evaluating its business and prospects is more difficult than would be the case for a more mature business. We continue to encounter the risks and difficulties faced with launching a new business. We continue to look for ways to streamline the business by consolidating systems and reducing infrastructure costs. Different judgments and assumptions could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses would result in greater impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions would result in smaller impairment charges, higher net income and higher asset values. Impairment charges on long-lived assets amounted to $12,818,000 for the fiscal year ended March 31, 2002. There were no impairment charges on long-lived assets for the years ended March 31, 2001 and 2000.

On April 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which supersedes Accounting Principles Board Opinion No. 17 "Intangible Assets". As a result of adopting this standard, we will continue to amortize finite-lived intangibles, but will no longer amortize certain other intangible assets, most notably goodwill and acquired workforce, which had a net book value at March 31, 2002 of $69,050,000. Amortization of goodwill and acquired workforce totaled approximately $13,125,000 for fiscal 2002, approximately $9,182,000 for fiscal 2001 and approximately $6,411,000 for fiscal 2000. Based on intangible assets as of March 31, 2002, we estimate that amortization of finite-lived intangibles will total approximately $8,700,000 for fiscal 2003. Following adoption of SFAS 142, we will continue to evaluate whether any event has occurred which might indicate that the carrying value of an intangible asset is not recoverable. In addition, SFAS 142 requires that goodwill be subject to at least an annual assessment for impairment by applying a fair value-based test.

Income taxes
As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax exposures can involve complex issues and may require an extended period to resolve. To determine the quarterly tax rate, we are required to estimate full-year income and the related income tax expense in each jurisdiction. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can effect the overall effective tax rate.

RESULTS OF OPERATIONS

Comparison of Fiscal 2002 to 2001:

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

Information about our net revenues for North America and foreign areas for fiscal 2002 and 2001 is summarized below (in thousands):

                                                    2002                   2001         Increase          % change
                                    -------------------------------------------------------------------------------
North America                                $ 1,093,244             $  831,924        $ 261,320            31.4 %
                                    ------------------------------------------------------------------------------

Europe                                           519,458                386,728          132,730            34.3 %
Asia Pacific                                      53,376                 51,039            2,337             4.6 %
Japan                                             58,597                 52,582            6,015            11.4 %
                                    ------------------------------------------------------------------------------
International                                    631,431                490,349          141,082            28.8 %
                                    ------------------------------------------------------------------------------
Consolidated Net Revenues                    $ 1,724,675             $1,322,273        $ 402,402            30.4 %
                                    ==============================================================================

North America Net Revenues
The increase in North America net revenues for fiscal 2002 compared to fiscal 2001 was primarily attributable to:

..    A 111% increase in PlayStation 2 revenues for the year due to the shipment of key titles such as Madden NFL 2002, James Bond 007 in ...Agent Under Fire, NBA Street, NBA Live 2002 and SSX Tricky, a higher installed base of hardware and a strong catalogue business. PlayStation 2 launched in
     October 2000. Consequently, fiscal 2001 includes six months of revenues as compared to twelve months of revenues for the PlayStation 2 in fiscal
     2002.
..    The launch of the Xbox platform in North America in November 2001, which generated $73,609,000 in revenues from titles such as Madden NFL 2002, NBA Live 2002, James Bond 007 in...Agent Under Fire, NASCAR Thunder 2002, NHL 2002 and SSX Tricky.
..    The launch of Nintendo GameCube in North America in November 2001, which generated $48,744,000 for the year from key titles such as Madden NFL
     2002, James Bond 007 in...Agent Under Fire, SSX Tricky, NBA Street and FIFA Soccer 2002.

..    New revenues were generated by Game Boy Advance of $25,989,000 for the year from key titles including Harry Potter and the Sorcerer's Stone, Madden NFL and NHL 2002. Also, Game Boy Color generated new revenues of $16,870,000 for the year from titles such as Harry Potter and the Sorcerer's Stone, Madden NFL 2002 and The World Is Not Enough.
..    Advertising revenues increased by $31,849,000 for the twelve months ended
     March 31, 2002 as we commenced generating advertising revenues immediately following the launch of our gamesite on the world wide web in October 2000. In addition, advertising revenues were generated from Pogo Corporation's ("Pogo") websites subsequent to the February 2001 acquisition.
..    These increases were partially offset by the continued expected decreases in Sony PlayStation and Nintendo 64 ("N64") revenues due to those declining markets and fewer titles shipping compared to the same period in the prior year.

International Net Revenues
The increase in international net revenues for fiscal 2002 compared to fiscal 2001 was attributable to the following:

..    Europe's net revenues increased by 34% compared to the prior year primarily due to higher PlayStation 2, AL and PC sales, partially offset by the expected decrease of revenues from Sony PlayStation. PlayStation 2 launched in November 2000. Consequently, fiscal 2001 includes five months of revenues as compared to twelve months of revenues from the PlayStation 2 in fiscal 2002, resulting in an 80% increase in PlayStation 2 revenues.
..    Asia Pacific's net revenues increased by 5% compared to the prior year primarily due to higher PlayStation 2, Game Boy Color and PC revenue, partially offset by the expected decrease in PlayStation and Nintendo 64 sales, and an unfavorable exchange rate comparison of approximately 10%. PlayStation 2 revenues increased by 46%, partially offset by a 34% decrease in PlayStation revenues in fiscal 2002 as compared to fiscal 2001.
..    Japan's net revenues increased by 11% compared to the prior year primarily due to higher AL revenue and revenue generated from sales of PlayStation, Nintendo GameCube and Xbox products, offset by the strong sales of our first PlayStation 2 title, FIFA Soccer World Championship, in the prior year and weakness in the Yen currency during fiscal 2002 resulting in a rate decrease of approximately 14% from fiscal 2001. Also, Japan did not benefit from our primary PlayStation 2 releases during the current fiscal year, which have more appeal to the North American market. PlayStation 2 revenues decreased by 50% in fiscal 2002 as compared to fiscal 2001.

Information about our worldwide net revenues by product line for fiscal 2002 and 2001 is presented below (in thousands):

                                                                                  Increase/
                                                2002                 2001        (Decrease)       % change
                                   ------------------------------------------------------------------------
EA Studio:
----------
PlayStation 2                            $   482,882          $   258,988        $ 223,894          86.4 %
PC                                           456,292              405,256           51,036          12.6 %
PlayStation                                  189,535              309,988         (120,453)        (38.9 %)
Xbox                                          78,363                    -           78,363             N/A
Nintendo GameCube                             51,740                    -           51,740             N/A
Game Boy Advance                              43,653                    -           43,653             N/A
Game Boy Color                                38,026                    -           38,026             N/A
Advertising                                   38,024                6,175           31,849         515.8 %
Online Subscriptions                          30,940               28,878            2,062           7.1 %
License, OEM and Other                        24,762               20,468            4,294          21.0 %
N64                                           18,152               67,044          (48,892)        (72.9 %)
Online Packaged Goods                          3,296                3,198               98           3.1 %
                                   -----------------------------------------------------------------------
                                           1,455,665            1,099,995          355,670          32.3 %
Affiliated Label:                            269,010              222,278           46,732          21.0 %
-----------------                  -----------------------------------------------------------------------
Consolidated Net Revenues                $ 1,724,675          $ 1,322,273        $ 402,402          30.4 %
                                   =======================================================================

PlayStation 2 Product Net Revenues
Revenues increased for the twelve months ended March 31, 2002 due to the higher installed base of PlayStation 2 hardware and more titles, including catalogue, available on the platform compared to the same period last year. Major releases for the fiscal year include titles such as Madden NFL 2002, James Bond 007 in
....Agent Under Fire, FIFA 2002, NBA Street, NBA Live 2002, NCAA Football 2002,
SSX Tricky, NHL 2002 and NASCAR Thunder 2002. We released 18 PlayStation 2 titles in the current fiscal year compared to 15 in the same period last year. We expect revenues from PlayStation 2 products to continue to grow in fiscal 2003, but as revenues for these products increase, we do not expect to maintain these growth rates.

Personal Computer Product Net Revenues
The increase in sales of PC products for the twelve months ended March 31, 2002 compared to the same period last year was primarily due to the continued strong sales of The Sims, which shipped over two years ago. Key current year releases were Harry Potter and the Sorcerer's Stone, The Sims Hot Date Expansion Pack, Medal of Honor: Allied Assault(TM), Command & Conquer Renegade(TM) and Madden NFL 2002. We released 16 PC titles in the twelve months ended March 31, 2002 compared to 18 in the same period last year. The Sims continues to be the number one PC title and has now sold over six million copies. Due to the sales of The Sims in fiscal 2002, we expect revenues from PC products to be flat or lower in fiscal 2003.

PlayStation Product Net Revenues
We released five PlayStation titles in the twelve months ended March 31, 2002 compared to 17 titles in the same period last year. As expected, PlayStation sales decreased for the twelve months ended March 31, 2002 compared to the prior year primarily attributable to the transition to next generation console systems and fewer titles released for the product during the current year.

Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of current PlayStation products to continue to decline significantly in fiscal 2003.

Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America in July 1994 (the "Sony Agreement"), as amended, we are authorized to develop and distribute CD-based software products compatible with the PlayStation. Furthermore, under the terms of an additional licensing agreement entered into with Sony Computer Entertainment of America as of April 2000 (the "PlayStation 2 Agreement"), as amended, we are authorized to develop and distribute DVD-based software products compatible with the PlayStation 2. Pursuant to these agreements, we engage Sony to manufacture its PlayStation and PlayStation 2 CDs and DVDs for us. Accordingly, we have limited ability to control our supply of PlayStation and PlayStation 2 CD and DVD products or the timing of their delivery.

Xbox Net Revenues
Following the launch of the Xbox platform in North America in November 2001, we released our first ten Xbox titles during fiscal 2002. Titles released included Madden NFL 2002, NBA Live 2002, James Bond 007 in ... Agent Under Fire, NASCAR Thunder 2002, NHL 2002, Triple Play(TM) 2002, SSX Tricky, Knockout Kings 2002 and F1 2001.

Nintendo GameCube Net Revenues
We released our first five Nintendo GameCube titles, Madden NFL 2002, James Bond 007 in ...Agent Under Fire, SSX Tricky, NBA Street and FIFA Soccer 2002, during fiscal 2002 following the platform's launch in Japan in September 2001 and in North America in November 2001.

Game Boy Advance Net Revenues
We released our first three Game Boy Advance titles, Harry Potter and the Sorcerer's Stone, Madden NFL 2002 and NHL 2002 during fiscal 2002.

Game Boy Color Net Revenues
We released three Game Boy Color titles, Harry Potter and the Sorcerer's Stone, Madden NFL 2002 and The World is Not Enough during fiscal 2002.

Advertising Revenues
We commenced generating advertising revenues in the third quarter of fiscal year 2001 following the launch of our gamesite on the world wide web and the AOL Games Channel in October 2000. In addition, we generated advertising revenue from Pogo's websites subsequent to the purchase of Pogo in February 2001. As a result of establishing our ad business in late fiscal 2001, we experienced significant revenue growth in fiscal 2002. Due to this and continuing uncertainties in the ad market, we will not be able to sustain the same annual growth rate as experienced in fiscal 2002.

Online Subscription Net Revenues
The increase in online revenues for fiscal 2002 as compared to fiscal 2001 was primarily attributable to the following:

..    An increase in the number of paying customers for Ultima Online to 207,000 as of March 31, 2002 as compared to 203,000 as of March 31, 2001. This increase was primarily due to the continued strong sales of Ultima Online Third Dawn and the release of Ultima Online Lord Blackthorn's Revenge in February 2002. In addition, the launch of Motor City Online in October 2001, which contributed $1,500,000 in subscription revenues for fiscal 2002.

..   Offset by a decrease in subscription revenues of $5,000,000 for Gamestorm,
    Kesmai Corporation ("Kesmai") and Worldplay online games (most of which were transferred to our free service when the EA/AOL site went live in October
    2000) in fiscal 2002 as compared to fiscal 2001.

License, OEM and Other Revenues
The increase in license, OEM and other revenues for the twelve months ended March 31, 2002 was primarily due to a new OEM agreement with a customer in Europe and higher revenues in North America.

Nintendo 64 Product Net Revenues
We released one N64 title in fiscal 2002 compared to three titles during fiscal 2001. The expected decrease in N64 revenues for the fiscal year, compared to the prior fiscal year, was primarily due to the declining market for N64 products and fewer titles released on this platform in the current fiscal year. We do not intend to release any new N64 products in fiscal 2003.

Online Packaged Goods Net Revenues
Online Packaged Goods revenues for fiscal 2002 were slightly higher than fiscal 2001 primarily due to the release of Motor City Online in October 2001.

Affiliated Label Product Net Revenues
AL product sales increased for fiscal 2002 compared to the prior fiscal year primarily due to strong sales of hit titles including Devil May Cry and Resident
Evil: Code Veronica resulting from new distribution deals with Capcom as well as The Simpsons(TM) Road Rage in the current year. This was partially offset by lower revenues from shipment of Square EA products due to fewer titles released in fiscal 2002 compared to fiscal 2001.

Operations by Segment
Management considers EA.com to be a separate reportable segment. We operate in two principal business segments globally (see Note 2 of the Notes to Consolidated Financial Statements):

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

Information about our operations by segment for fiscal 2002 and 2001 is presented below (in thousands):

----------------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended March 31, 2002
                                                   -------------------------------------------------------------------------
                                                            EA Core                 Adjustments and
                                                     (excl. EA.com)         EA.com     Eliminations          Electronic Arts
----------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                $ 1,647,502     $   77,173        $       -              $ 1,724,675
Group sales                                                   4,016              -           (4,016) /(a)/                 -
                                                   -------------------------------------------------------------------------
      Total net revenues                                  1,651,518         77,173           (4,016)               1,724,675
                                                   -------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers              794,738         12,873                -                  807,611
Group cost of goods sold                                          -          4,016           (4,016) /(a)/                 -
                                                   -------------------------------------------------------------------------
      Total cost of goods sold                              794,738         16,889           (4,016)                 807,611
                                                   -------------------------------------------------------------------------
Gross profit                                                856,780         60,284                -                  917,064
Operating expenses:
   Marketing and sales                                      202,749         20,496           17,864  /(c)/           241,109
   General and administrative                                96,919         10,140                -                  107,059
   Research and development                                 257,762         59,892           70,082  /(b)/           387,736
   Network development and support                                -         59,483          (59,483) /(b)/                 -
   Customer relationship management                               -         10,599          (10,599) /(b)/                 -
   Carriage fee                                                   -         17,864          (17,864) /(c)/                 -
   Amortization of intangibles                               12,888         12,530                -                   25,418
   Restructuring and asset impairment charges                     -         20,303                -                   20,303
                                                   -------------------------------------------------------------------------
Total operating expenses                                    570,318        211,307                -                  781,625
                                                   -------------------------------------------------------------------------
Operating income (loss)                                     286,462       (151,023)               -                  135,439
Interest and other income (expense), net                     13,472           (624)               -                   12,848
                                                   -------------------------------------------------------------------------
Income (loss) before provision for income
   taxes and minority interest                              299,934       (151,647)               -                  148,287
Provision for income taxes                                   45,969              -                -                   45,969
                                                   -------------------------------------------------------------------------
Income (loss) before minority interest                      253,965       (151,647)               -                  102,318
Minority interest in consolidated joint venture                (809)             -                -                     (809)
                                                   -------------------------------------------------------------------------
Net income (loss) before retained interest in
   EA.com                                               $   253,156     $ (151,647)       $       -              $   101,509
                                                   -------------------------------------------------------------------------
Allocation of retained interest (in thousands):

----------------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended March 31, 2002
                                                   -------------------------------------------------------------------------
                                                            EA Core                 Adjustments and
                                                     (excl. EA.com)         EA.com     Eliminations          Electronic Arts
----------------------------------------------------------------------------------------------------------------------------
Net income (loss) before retained interest in
  EA.com                                                $   253,156     $ (151,647)       $       -              $   101,509
Net loss related to retained interest in EA.com            (128,900)       128,900                -                        -
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       $   124,256     $  (22,747)       $       -              $   101,509
============================================================================================================================

-------------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended March 31, 2001
                                                   ----------------------------------------------------------------------
                                                            EA Core                  Adjustments and
                                                     (excl. EA.com)         EA.com     Eliminations       Electronic Arts
-------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                $ 1,280,172     $   42,101        $       -           $ 1,322,273
Group sales                                                   2,658              -           (2,658) (a)                -
                                                   ----------------------------------------------------------------------
       Total net revenues                                 1,282,830         42,101           (2,658)            1,322,273
                                                   ----------------------------------------------------------------------
Cost of goods sold from unaffiliated customers              640,239         12,003                -               652,242
Group cost of goods sold                                          -          2,658           (2,658) (a)                -
                                                   ----------------------------------------------------------------------
       Total cost of goods sold                             640,239         14,661           (2,658)              652,242
                                                   ----------------------------------------------------------------------
Gross profit                                                642,591         27,440                -               670,031
Operating expenses:
    Marketing and sales                                     163,928         12,475            8,933  (c)          185,336
    General and administrative                               93,885         10,156                -               104,041
    Research and development                                248,534         77,243           63,151  (b)          388,928
    Network development and support                               -         51,794          (51,794) (b)                -
    Customer relationship management                              -         11,357          (11,357) (b)                -
    Carriage fee                                                  -          8,933           (8,933) (c)                -
    Amortization of intangibles                              12,829          6,494                -                19,323
    Charge for acquired in-process technology                     -          2,719                -                 2,719
                                                   ----------------------------------------------------------------------
Total operating expenses                                    519,176        181,171                -               700,347
                                                   ----------------------------------------------------------------------
Operating income (loss)                                     123,415       (153,731)               -               (30,316)
Interest and other income, net                               16,659            227                -                16,886
                                                   ----------------------------------------------------------------------
 Income (loss) before benefit from income
    taxes and minority interest                             140,074       (153,504)               -               (13,430)
Benefit from income taxes                                    (4,163)             -                -                (4,163)
                                                   ----------------------------------------------------------------------
Income (loss) before minority interest                      144,237       (153,504)               -                (9,267)
Minority interest in consolidated joint venture              (1,815)             -                -                (1,815)
                                                   ----------------------------------------------------------------------
Net income (loss) before retained interest in
    EA.com                                              $   142,422     $ (153,504)       $       -           $   (11,082)
                                                   ----------------------------------------------------------------------

Allocation of retained interest (in thousands):

-------------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended March 31, 2001
                                                   ----------------------------------------------------------------------
                                                            EA Core                  Adjustments and
                                                     (excl. EA.com)         EA.com     Eliminations       Electronic Arts
-------------------------------------------------------------------------------------------------------------------------
Net income (loss) before retained interest in           $   142,422     $ (153,504)       $       -           $   (11,082)
    EA.com
Net loss related to retained interest in EA.com            (130,478)       130,478                -                     -
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       $    11,944     $  (23,026)       $       -           $   (11,082)
=========================================================================================================================

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

The following table shows our pro forma results reconciled to the Generally Accepted Accounting Principles ("GAAP") Consolidated Statements of Operations. Our pro forma results do not include unusual events or transactions, such as restructuring and asset impairment costs and charge for acquired in-process technology, and also excludes amortization of intangibles and non-cash stock compensation charges. In addition, income taxes are allocated to EA Core and EA.com at the consolidated effective tax rate (31%) on a pro rata basis. We believe the disclosure of the pro forma net income (loss) and operating profit
(loss), which excludes the items noted in the table below, helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of this Annual Report on Form 10-K and compare GAAP financial information with the pro forma financial results disclosed in this Annual Report on Form 10-K.

(in thousands):

--------------------------------------------------------------------------------
Reconciliation of GAAP to Pro
Forma net income (loss)

                                                                         Fiscal Year Ended
                                   ------------------------------------------------------------------------------------------
                                                  March 31, 2002                                 March 31, 2001
                                   --------------------------------------------    ------------------------------------------
                                             EA Core                 Electronic            EA Core                 Electronic
                                      (excl. EA.com)       EA.com          Arts      (excl. EA.com)       EA.com         Arts
                                   ------------------------------------------------------------------------------------------
Net income (loss) - GAAP                   $ 124,256    $ (22,747)    $ 101,509          $  11,944     $ (23,026)   $ (11,082)

Net loss related to retained
  interest in EA.com (note 1)                128,900     (128,900)            -            130,478      (130,478)           -
Pro forma allocation of income
  taxes (note 2)                             (47,011)      47,011             -            (47,586)       47,586            -
                                   --------------------------------------------    ------------------------------------------
Pro forma net income (loss)                  206,145     (104,636)      101,509             94,836      (105,918)     (11,082)


Amortization of intangibles                   12,888       12,530        25,418             12,829         6,494       19,323
Restructuring and asset impairment
  charges                                          -       20,303        20,303                  -             -            -
Charge for acquired in-process
  technology                                       -            -             -                  -         2,719        2,719
Non-cash stock compensation for
  non-employees (note 3)                       2,677          422         3,099              2,479           228        2,707
Income tax effect on the above
  items                                       (4,825)     (10,309)      (15,134)            (4,745)       (2,927)      (7,672)
                                   --------------------------------------------    ------------------------------------------
Pro forma net income (loss)
  excluding the items above                $ 216,885    $ (81,690)    $ 135,195          $ 105,399     $ (99,404)   $   5,995
                                   ============================================    ==========================================

--------------------------------------------------------------------------------


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

Costs and Expenses, Interest and Other Income, Net, Income Taxes and Net Income
(Loss) for both EA Core and EA.com Segments


Cost of Goods Sold. Cost of goods sold for our packaged goods business consists of actual product costs, royalties expense for celebrities, professional sports and other organizations and independent software developers, manufacturing royalties, expense for defective products and operations expense. Cost of goods sold for our subscription business consists primarily of data center and bandwidth costs associated with hosting our websites, credit card fees and royalties for use of EA and third party properties. Cost of goods sold for our advertising business consists primarily of ad serving costs.

Marketing and Sales. Marketing and sales expenses consist of personnel-related costs, advertising and marketing and promotional expenses. In addition, marketing and sales includes the amortization of the AOL carriage fee ("Carriage Fee"), which began with the launch of EA.com in October 2000. The Carriage Fee is being amortized straight-line over the term of the AOL agreement.

General and Administrative. General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting and allowances for bad debts.

Research and Development. Research and development expenses consist of personnel-related costs, consulting and equipment depreciation, customer relationship management expenses associated with Electronic Arts' product and online games and write-offs of prepaid royalties. EA.com has research and development expenses incurred by Electronic Arts' studios consisting of direct development costs and related overhead costs (facilities, network and development management and supervision) in connection with the development and production of EA.com online games. Research and development expenses also include product development expenses incurred directly by EA.com.

Network Development and Support. Network development and support costs consist of expenses associated with development of web content, depreciation on server equipment to support online games, network infrastructure direct expenses, software licenses and maintenance, and network and management overhead.

Cost of Goods Sold
--------------------------------------------------------------------------------
                         % of net                      % of net
               2002      revenues             2001     revenues        % change
--------------------------------------------------------------------------------
       $807,611,000         46.8%     $652,242,000        49.3%           23.8%
--------------------------------------------------------------------------------

Cost of goods sold as a percentage of revenues decreased in fiscal 2002 compared to fiscal 2001 due to:

..     Revenues from the Xbox and Nintendo GameCube with lower cost of goods sold as a percentage of revenue.
..     Higher mix of PlayStation 2 revenues in the current fiscal year.
..     Higher advertising revenues with low cost of goods sold as a percentage of revenue.
..     Lower revenue on N64 products with high cost of goods sold as a percentage of revenue.
..     Higher AL margins due to a higher number of co-publishing titles with lower cost of goods sold as a percentage of revenue.
..     Higher average margins on PC products.

These items were partially offset by:

..     Higher cost of goods sold as a percentage of revenues on the PlayStation and PlayStation 2 products as compared to the prior year.
..     Revenues from Nintendo Game Boy Advance and Game Boy Color with higher cost of goods sold as a percentage of revenue.
..     Lower mix of high margin PC revenues in the current fiscal year.

Marketing and Sales
--------------------------------------------------------------------------------
                         % of net                      % of net
               2002      revenues             2001     revenues        % change
--------------------------------------------------------------------------------
       $241,109,000         14.0%     $185,336,000        14.0%           30.1%
--------------------------------------------------------------------------------

As a percent of revenue, marketing and sales expense in fiscal 2002 was comparable to fiscal 2001 at 14%. Marketing and sales expenses for fiscal 2002 increased 30.1%, primarily attributed to:

.. Higher marketing and advertising in North America and Europe for programs to support Madden NFL 2002, James Bond 007 in...Agent Under Fire, SSX Tricky, Harry Potter and the Sorcerer's Stone, FIFA Soccer 2002 and NBA Live 2002.
.. Higher EA.com marketing and sales expenses due to increased consumer promotions and advertising media placement costs to promote new game offerings, particularly Majestic and Motor City Online, and higher expenditures associated with selling advertising on both EA.com and Pogo's gamesites.
.. The amortization of the AOL Carriage Fee, which began with the launch of EA.com in October 2000.

General and Administrative
--------------------------------------------------------------------------------
                         % of net                      % of net
               2002      revenues             2001     revenues        % change
--------------------------------------------------------------------------------
       $107,059,000          6.2%     $104,041,000         7.9%            2.9%
--------------------------------------------------------------------------------

General and administrative expenses increased 2.9% for fiscal 2002, primarily attributed to:

..  $1,000,000 contribution to charity organizations providing support for the
   September 11th tragedy.
..  Increase in payroll and occupancy costs to support the increased growth in
   North America.
..  Increase in bad debt expense of $1,820,000 due to higher product sales.

Research and Development

-----------------------------------------------------------------------------------------------------
                                              % of net                      % of net
                                     2002     revenues             2001     revenues        % change
-----------------------------------------------------------------------------------------------------
           Research and
            development      $317,654,000        18.4%     $325,777,000        24.6%           (2.5%)
    Network development
            and support        59,483,000         3.5%       51,794,000         3.9%           14.8%
  Customer relationship
             management        10,599,000         0.6%       11,357,000         0.9%           (6.7%)
-----------------------------------------------------------------------------------------------------
     Total research and
            development      $387,736,000        22.5%     $388,928,000        29.4%           (0.3%)
-----------------------------------------------------------------------------------------------------

Research and development expenses (excluding Network Development and Support and Customer Relationship Management). Research and development expenses (excluding Network Development and Support and Customer Relationship Management) decreased in absolute dollars by 2.5% for fiscal 2002, primarily attributed to:

..  Headcount reductions in EA.com in October 2001 (see Charge for Restructuring
   and Impairment discussion below).
..  Replacement of EA.com's free games channel with Pogo free games.
..  Offset by increased payroll costs due to higher headcount in EA studios, net of co-development arrangements.
.. Offset by increased spending on EA.com online projects in development, primarily The Sims Online and Earth & Beyond(TM).

We expect research and development spending to increase in fiscal 2003 due to an increase in development spending for next generation console products including the PlayStation 2, Xbox and Nintendo GameCube, as well as extending our investment in the PC platform.

Network Development and Support. Network development and support expenses increased in absolute dollars by 14.8% for fiscal 2002 primarily due to:

..  Increased depreciation related to both hardware and internally developed software that began when the site went live in October 2000.
..  Increased headcount and network-related costs associated with Pogo.
..  Partially offset by reduced consultant costs related to project and site enhancements.
The expense run rate has been reduced as a result of the restructuring. We do not expect expenses to increase in fiscal 2003.

Customer Relationship Management. Customer relationship management expenses decreased in absolute dollars by 6.7% for fiscal 2002 primarily due to headcount reductions in EA.com that occurred in October 2001 as part of the restructuring plan (see Charge for Restructuring and Impairment discussion below).

Amortization of Intangibles
--------------------------------------------------------------------------------
                         % of net                      % of net
               2002      revenues             2001     revenues        % change
--------------------------------------------------------------------------------
        $25,418,000          1.5%      $19,323,000         1.5%           31.5%
--------------------------------------------------------------------------------

The amortization of intangibles results primarily from the acquisitions of Westwood, Kesmai, DreamWorks Interactive, ABC Software, Pogo and other acquisitions. Amortization of intangibles was $12,888,000 for EA Core and $12,530,000 for EA.com for fiscal 2002. Amortization of intangibles was $12,829,000 for EA Core and $6,494,000 for EA.com for fiscal 2001. The increase in fiscal year 2002 for EA.com, compared to the prior year, was due to the acquisition of Pogo in February 2001.

With the implementation of new accounting pronouncements (see Impact of Recently Issued Accounting Standards on page 43) as of April 2002, we will continue to amortize finite-lived intangibles, but will no longer amortize goodwill and acquired workforce. Amortization of goodwill and acquired workforce totaled approximately $13,125,000 for fiscal 2002 and approximately $9,182,000 for fiscal 2001. Based on intangible assets as of March 31, 2002, we estimate that amortization of finite-lived intangibles will total approximately $8,700,000 for fiscal 2003. Following adoption of SFAS 142, we will continue to evaluate whether any event has occurred which might indicate that the carrying value of an intangible asset is not recoverable. In addition, SFAS 142 requires that goodwill be subject to at least an annual assessment for impairment by applying a fair value-based test. We are in the process of completing an evaluation for impairment of goodwill in accordance with SFAS 142. We believe the implementation of SFAS 142 will not have a material impact on our consolidated financial statements.

Charge for Acquired In-Process Technology
--------------------------------------------------------------------------------
                         % of net                      % of net
               2002      revenues             2001     revenues        % change
--------------------------------------------------------------------------------
              $   -           N/A       $2,719,000         0.2%         (100.0%)
--------------------------------------------------------------------------------

In connection with the acquisition of Pogo in the fourth fiscal quarter of fiscal 2001, we allocated and expensed $2,719,000 of the $43,333,000 purchase price to acquired in-process technology. At the date of acquisition, this amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. Pogo had various projects in progress at the time of the acquisition. As of the acquisition date, costs to complete Pogo projects acquired were expected to be approximately $1,200,000 in future periods. During fiscal 2002, all of these development projects were completed and launched on Pogo gamesites. In conjunction with the acquisition of Pogo, we accrued approximately $100,000 related to direct transaction and other related costs.

This charge was made after we concluded that the in-process technology had not reached technological feasibility and had no alternative future use after taking into consideration the potential for usage of the software in different products and resale of the software.

Charge for Restructuring and Impairment
--------------------------------------------------------------------------------
                         % of net                      % of net
               2002      revenues             2001     revenues        % change
--------------------------------------------------------------------------------
        $20,303,000          1.2%            $   -          N/A             N/M
--------------------------------------------------------------------------------

During fiscal 2002, we announced a restructuring plan for EA.com to reduce its workforce and consolidate facilities. These restructuring and resulting asset impairment charges were necessary in order to focus on key online priorities and reduce EA.com's operating cost structure. A pre-tax charge of $20,303,000 was recorded in fiscal 2002, consisting of $4,173,000 for workforce reductions, $3,312,000 for consolidation of facilities and other administrative charges and $12,818,000 for the write-off of non-current assets as a direct result of the restructuring. The pre-tax charge of $20,303,000 consisted of $6,836,000 in cash outlays and $13,467,000 in non-cash charges related to the write-offs of non-current assets and facilities. As of March 31, 2002, an aggregate of $4,016,000 in cash had been paid out under the restructuring plan. Of the remaining cash outlay of $2,820,000, $1,590,000 is expected to occur in fiscal 2003 while the remaining $1,230,000 related to future lease payments will occur is fiscal years 2004 and beyond. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon current events and circumstances.

The restructuring plan resulted in the termination of approximately 270 personnel, or one third of EA.com's workforce, which affected all departments across the organization. The estimated costs for consolidation of facilities are comprised of contractual rental commitments under real estate leases for unutilized office space offset by estimated future sub-lease income. Included in these costs are estimated costs to close offices or consolidate facilities in various locations and costs to write off a portion of the assets from these facilities.

In addition, the restructuring efforts required an evaluation of asset impairment in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", to adjust these depreciable assets and certain intangibles to their estimated fair value. Management evaluated the impact of consolidating or abandoning certain EA.com technologies and processes and reviewed the effect of changes to EA.com's subscription product offerings in relation to EA.com's asset base. Impairment charges on long-lived assets amounted to $12,818,000 and included $11,177,000 relating to consolidated or abandoned technologies for the EA.com infrastructure and $1,641,000 of goodwill and intangibles impairment charges relating to the EA.com's San Diego and Kesmai studios. There are no assurances that the impairment factors evaluated by management will not change in subsequent periods and accordingly, this could result in additional impairment charges in future periods.

We will continue to evaluate the effectiveness of products, departments, technology and processes and look for ways to consolidate and streamline EA.com operations in an effort to further reduce operating expenses.

Interest and Other Income, Net
--------------------------------------------------------------------------------
                         % of net                      % of net
               2002      revenues             2001     revenues        % change
--------------------------------------------------------------------------------
        $12,848,000          0.7%      $16,886,000         1.3%         (23.9%)
--------------------------------------------------------------------------------

Interest and other income, net, decreased in absolute dollars by 23.9% primarily due to lower interest income as a result of lower interest rates in the current year and an increase in the cost of utilizing foreign exchange hedge contracts.

Income Taxes
--------------------------------------------------------------------------------
                        Effective                     Effective
               2002      tax rate             2001     tax rate        % change
--------------------------------------------------------------------------------
        $45,969,000         31.0%      $(4,163,000)       31.0%             N/M
--------------------------------------------------------------------------------

Our effective tax rate was 31.0% for fiscal 2002 and fiscal 2001. At March 31, 2002, we generated a federal income tax net operating loss. This loss will be carried forward to future tax years. At March 31, 2001, we also generated a federal income tax net operating loss. A substantial portion of this loss was utilized in a carryback claim with the remainder being carried forward. The net operating losses for both fiscal 2002 and fiscal 2001 resulted from losses from EA.com's operations as well as stock option deductions. A valuation allowance has not been established on these loss carryforwards or other net deferred tax assets as we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize them.

Net Income (loss)
--------------------------------------------------------------------------------
                         % of net                      % of net
               2002      revenues             2001     revenues        % change
--------------------------------------------------------------------------------
       $101,509,000          5.9%     $(11,082,000)       (0.8%)            N/M
--------------------------------------------------------------------------------

In absolute dollars, reported net income (loss) increased in fiscal 2002 primarily related to higher net revenues, partially offset by higher expenses compared to the same period last year. The increase in expenses was primarily due to increases in marketing and advertising costs to support a higher number of franchise titles. In addition, higher expenses were due to the charge for restructuring and impairment in fiscal 2002.

We believe the disclosure of pro forma net income (loss) and operating profit
(loss), which does not include unusual events or transactions, such as restructuring and asset impairment costs and charge for acquired in-process technology, and also excludes amortization of intangibles and non-cash stock compensation charges, helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of this Annual Report on Form 10-K and compare GAAP financial information with the pro forma financial results disclosed in this Annual Report on Form 10-K.

Pro forma net income, excluding the items noted above, was $135,195,000 for the fiscal year ended March 31, 2002 and $5,995,000 for the fiscal year ended March 31, 2001. The increase in pro forma net income for the fiscal year ended March 31, 2002 was due to higher revenues and gross profits as compared to the same periods last year. This was partially offset by an increase in marketing and sales expenses to support programs for key titles shipped in the current year.

With the implementation of new accounting pronouncements relating to goodwill and intangible assets (see Impact of Recently Issued Accounting Standards on page 43) as of April 2002, we will continue to amortize finite-lived intangibles, but will no longer amortize goodwill and acquired workforce. Amortization of goodwill and acquired workforce totaled approximately $13,125,000 for fiscal 2002 and approximately $9,182,000 for fiscal 2001. Based on intangible assets as of March 31, 2002, we estimate that amortization of finite-lived intangibles will total approximately $8,700,000 for fiscal 2003. Following adoption of SFAS 142, we will continue to evaluate whether any event has occurred which might indicate that the carrying value of an intangible asset is not recoverable. In addition, SFAS 142 requires that goodwill be subject to at least an annual assessment for impairment by applying a fair value-based test. We are in the process of completing an evaluation for impairment of goodwill in accordance with SFAS 142. We believe the implementation of SFAS 142 will not have a material impact on our consolidated financial statements.

Comparison of Fiscal 2001 to 2000:

Revenues
Information about our net revenues for North America and foreign areas for fiscal 2001 and 2000 is summarized below (in thousands):

                                                           Increase/
                                      2001         2000   (Decrease)   % change
                           -----------------------------------------------------

North America                   $  831,924   $  846,637   $ (14,713)    (1.7 %)
                           -----------------------------------------------------

Europe                             386,728      486,816    (100,088)   (20.6 %)
Asia Pacific                        51,039       53,187      (2,148)    (4.0 %)
Japan                               52,582       33,371      19,211     57.6 %
                           -----------------------------------------------------
International                      490,349      573,374     (83,025)   (14.5 %)
                           -----------------------------------------------------
Consolidated Net Revenues       $1,322,273   $1,420,011   $ (97,738)    (6.9 %)
                           =====================================================

North America Net Revenues
The decrease in North America net revenues for fiscal 2001 compared to fiscal 2000 was primarily attributable to:

..   Expected declines in sales of PlayStation and N64 titles due to the beginning of the transition to next generation consoles. PlayStation net revenues decreased 49% and N64 net revenues decreased 46% also due to fewer titles shipping in fiscal 2001 for both platforms.
..   A 6% decrease in AL revenues primarily due to the acquisition of an affiliate, DreamWorks Interactive, by us in the fourth quarter of fiscal
    2000.
..   Offset partially by the launch of PlayStation 2 platform in North America which generated $171,034,000 in revenue for fiscal 2001 from titles such as Madden NFL 2001, SSX, NBA Live 2001 and NHL 2001. PlayStation 2 revenues in fiscal 2001 did not offset the decrease in PlayStation revenues due to a reduced number of hardware units reaching the market due to hardware component shortages, according to Sony.
..   Offset by a 21% increase in PC revenues due to the shipment of key releases including Command & Conquer Red Alert(TM) 2 and The Sims: Livin' Large and continued strong catalog sales of The Sims in fiscal 2001.

International Net Revenues
The decrease in international net revenues for fiscal 2001 compared to fiscal 2000 was attributable to the following:

..   Europe's net revenues decreased 21% primarily due to the console transition, lower AL sales due to product release slips and fewer hit titles released in fiscal 2001, lower PC sales with fewer titles shipping in fiscal 2001, the strong sales of Command & Conquer: Tiberian Sun(TM) for the PC in fiscal 2000, and weakness in the Euro currency. In addition, PlayStation revenues decreased 43% due to fewer titles shipping during the console transition period in fiscal 2001 with most franchise titles showing significant decreases from fiscal 2000 releases. PlayStation 2 revenues did not offset the decrease in PlayStation revenues due to fewer hardware units reaching the market and the weighting of titles specifically appropriate for the
    North American market rather than the European market.
..   Asia Pacific's net revenues decreased 4%, mainly due to the decrease in
    PlayStation revenues as there were no significant new titles released in fiscal 2001. This was offset by sales of PlayStation 2 titles such as SSX and FIFA 2001.
..   Offset by Japan's net revenues which increased 58% compared to fiscal 2000 primarily due to the shipment of PlayStation 2 titles such as FIFA Soccer World Championship, FIFA 2001 and SSX in fiscal 2001.

Information about our net revenues by product line for fiscal 2001 and 2000 is presented below (in thousands):

                                                                                  Increase/
                                                2001                 2000        (Decrease)       % change
                                   ------------------------------------------------------------------------
EA Studio:
----------
PC                                       $   405,256          $   395,522        $    9,734          2.5 %
PlayStation                                  309,988              586,821          (276,833)       (47.2 %)
PlayStation 2                                258,988                    -           258,988            N/A
N64                                           67,044              120,415           (53,371)       (44.3 %)
Online Subscriptions                          28,878               16,771            12,107         72.2 %
Online Packaged Goods                          3,198                2,255               943         41.8 %
License, OEM and Other                        20,468               22,894            (2,426)       (10.6 %)
Advertising                                    6,175                    -             6,175            N/A
                                   -----------------------------------------------------------------------
                                           1,099,995            1,144,678           (44,683)        (3.9 %)
Affiliated Label:                            222,278              275,333           (53,055)       (19.3 %)
-----------------                  -----------------------------------------------------------------------
Consolidated Net Revenues                $ 1,322,273          $ 1,420,011        $  (97,738)        (6.9 %)
                                   =======================================================================

Personal Computer Product Net Revenues
The increase in sales of PC products for fiscal 2001 was primarily attributable to the continued strong sales of The Sims, which shipped in fiscal 2000. Key fiscal 2001 releases were Command & Conquer Red Alert 2 and The Sims: Livin' Large. We released 20 PC titles in fiscal 2001 compared to 31 titles in fiscal 2000. The Sims continued to be the number one PC title.

PlayStation Product Net Revenues
We released 17 PlayStation titles in fiscal 2001 compared to 30 in fiscal 2000. As expected, PlayStation sales decreased for fiscal 2001 compared to fiscal 2000 primarily attributable to the PlayStation 2 platform transition. With the exception of Madden NFL, all of our franchises experienced significant decreases from fiscal 2000 releases.

PlayStation 2 Product Net Revenues
We released 15 titles worldwide in fiscal 2001 for the PlayStation 2. Key releases for fiscal 2001 included Madden NFL 2001, SSX, FIFA 2001, NBA Live 2001 and NHL 2001. Revenue was lower than expected due to the shortage of PlayStation 2 hardware in fiscal 2001 resulting from component shortages which limited the number of units that could be manufactured, according to Sony.

Affiliated Label Product Net Revenues
The decrease in Affiliated Label net revenues for fiscal 2001 compared to fiscal 2000 was primarily due to the strong sales of Final Fantasy(R) VIII in fiscal 2000, our acquisition of DreamWorks Interactive, formerly an AL, in the fourth quarter of fiscal 2000, fewer hit AL product releases and product release slips in Europe.

N64 Product Net Revenues
We released three N64 titles in fiscal 2001 compared to eight titles during fiscal 2000. The expected decrease in N64 revenues for fiscal 2001, compared to fiscal 2000, was primarily due to fewer releases. The decrease was also due to the weaker market for N64 products in fiscal 2001. The key release for fiscal 2001 was The World Is Not Enough.

Online Net Revenues
The increase in online revenues for fiscal 2001 as compared to fiscal 2000 was attributable to the following:

    .   The average number of paying customers for Ultima Online increased to approximately 200,000 for fiscal 2001 as compared to over 140,000 for fiscal 2000. This increase was due to continued strong sales of Ultima Online, the addition of new events and parties within the Ultima worlds and the release of Ultima Online Renaissance in April 2000.
    .   We generated over $5,100,000 in subscription revenues for Kesmai and
          Worldplay online games for fiscal 2001. These products were not part of EA.com in fiscal 2000 due to the Kesmai acquisition in the fourth quarter of fiscal 2000.

License, OEM and Other Revenues
The decrease in license, OEM and other revenues for fiscal 2001 as compared to fiscal 2000 was primarily a result of lower license revenue of certain titles on the Game Boy platform.

Advertising
Following the launch of EA.com on the worldwide web and the AOL Games Channel in October 2000, we began selling advertising on EA.com and AOL properties, including the Slingo game. In addition, we generated advertising revenue from Pogo's websites as a result of the purchase of Pogo in February 2001.

Operations by Segment
Information about our operations by segment for fiscal 2001 and 2000 is presented below (in thousands):

----------------------------------------------------------------------------------------------------------------------------
                                                                           Year Ended March 31, 2001
                                                   -------------------------------------------------------------------------
                                                             EA Core                 Adjustments and
                                                      (excl. EA.com)        EA.com      Eliminations         Electronic Arts
----------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                $ 1,280,172     $   42,101          $      -          $    1,322,273
Group sales                                                   2,658              -            (2,658) /(a)/                -
                                                   -------------------------------------------------------------------------
       Total net revenues                                 1,282,830         42,101            (2,658)              1,322,273
                                                   -------------------------------------------------------------------------
Cost of goods sold from unaffiliated customers              640,239         12,003                 -                 652,242
Group cost of goods sold                                          -          2,658            (2,658) /(a)/                -
                                                   -------------------------------------------------------------------------
       Total cost of goods sold                             640,239         14,661            (2,658)                652,242
                                                   -------------------------------------------------------------------------
Gross profit                                                642,591         27,440                 -                 670,031
Operating expenses:
    Marketing and sales                                     163,928         12,475             8,933  /(c)/          185,336
    General and administrative                               93,885         10,156                 -                 104,041
    Research and development                                248,534         77,243            63,151  /(b)/          388,928
    Network development and support                               -         51,794           (51,794) /(b)/                -
    Customer relationship management                              -         11,357           (11,357) /(b)/                -
    Carriage fee                                                  -          8,933            (8,933) /(c)/                -
    Amortization of intangibles                              12,829          6,494                 -                  19,323
    Charge for acquired in-process technology                     -          2,719                 -                   2,719
                                                   -------------------------------------------------------------------------
Total operating expenses                                    519,176        181,171                 -                 700,347
                                                   -------------------------------------------------------------------------
Operating income (loss)                                     123,415       (153,731)                -                 (30,316)
Interest and other income, net                               16,659            227                 -                  16,886
                                                   -------------------------------------------------------------------------
Income (loss) before benefit from income
    taxes and minority interest                             140,074       (153,504)                -                 (13,430)
Benefit from income taxes                                    (4,163)             -                 -                  (4,163)
                                                   -------------------------------------------------------------------------
Income (loss) before minority interest                      144,237       (153,504)                -                  (9,267)
Minority interest in consolidated joint venture              (1,815)             -                 -                  (1,815)
                                                   -------------------------------------------------------------------------
Net income (loss) before retained interest in
    EA.com                                              $   142,422     $ (153,504)         $      -          $      (11,082)
                                                   -------------------------------------------------------------------------

Allocation of retained interest (in thousands):

----------------------------------------------------------------------------------------------------------------------------
                                                                           Year Ended March 31, 2001
                                                   -------------------------------------------------------------------------

                                                             EA Core                 Adjustments and
                                                      (excl. EA.com)        EA.com      Eliminations         Electronic Arts
----------------------------------------------------------------------------------------------------------------------------
Net income (loss) before retained interest in           $   142,422     $ (153,504)         $      -          $      (11,082)
    EA.com
Net loss related to retained interest in EA.com            (130,478)       130,478                 -                       -
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       $    11,944     $  (23,026)         $      -          $      (11,082)
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended March 31, 2000
                                                   -------------------------------------------------------------------
                                                          EA Core                 Adjustments and
                                                   (excl. EA.com)         EA.com     Eliminations      Electronic Arts
----------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers            $   1,399,093      $  20,918      $         -         $  1,420,011
Group sales                                                 2,014              -           (2,014)/(a)/
                                                   -------------------------------------------------------------------
       Total net revenues                               1,401,107         20,918           (2,014)           1,420,011
                                                   -------------------------------------------------------------------
Cost of goods sold from unaffiliated customers            700,024          4,678                -              704,702
Group cost of goods sold                                        -          2,014           (2,014)/(a)/              -
                                                   -------------------------------------------------------------------
       Total cost of goods sold                           700,024          6,692           (2,014)             704,702
                                                   -------------------------------------------------------------------
Gross profit                                              701,083         14,226                -              715,309
Operating expenses:
    Marketing and sales                                   185,714          2,897                -              188,611
    General and administrative                             87,513          4,905                -               92,418
    Research and development                              205,933         34,716           21,317 /(b)/        261,966
    Network development and support                             -         17,993          (17,993)/(b)/              -
    Customer relationship management                            -          3,324           (3,324)/(b)/              -
    Amortization of intangibles                            10,866          1,123                -               11,989
    Charge for acquired in-process technology               2,670          3,869                -                6,539
                                                   -------------------------------------------------------------------
Total operating expenses                                  492,696         68,827                -              561,523
                                                   -------------------------------------------------------------------
Operating income (loss)                                   208,387        (54,601)               -              153,786
Interest and other income, net                             16,017             11                -               16,028
                                                   -------------------------------------------------------------------
Income (loss) before provision for income
    taxes and minority interest                           224,404        (54,590)               -              169,814
Provision for income taxes                                 52,642              -                -               52,642
                                                   -------------------------------------------------------------------
Income (loss) before minority interest                    171,762        (54,590)               -              117,172
Minority interest in consolidated joint venture              (421)             -                -                 (421)
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $     171,341     $  (54,590)     $         -         $    116,751
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

The following table shows our pro forma results reconciled to the GAAP Consolidated Statements of Operations. Our pro forma results do not include unusual events or transactions, such as restructuring and asset impairment costs and charge for acquired in-process technology, and also excludes amortization of intangibles and non-cash stock compensation charges. In addition, income taxes are allocated to EA Core and EA.com at the consolidated effective tax rate (31%) on a pro rata basis. We believe the disclosure of the pro forma net income
(loss) and operating profit (loss), which excludes the items noted in the table below, helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of this Annual Report on Form 10-K and compare GAAP financial information with the pro forma financial results disclosed in this Annual Report on Form 10-K.

(in thousands):

-------------------------------------------------------------------------------------------------------------------------
Reconciliation of GAAP to Pro
Forma net income (loss)
                                                                    Fiscal Year Ended
                                 ----------------------------------------------------------------------------------------
                                               March 31, 2001                                 March 31, 2000
                                 -------------------------------------------   ------------------------------------------
                                         EA Core                  Electronic             EA Core               Electronic
                                  (excl. EA.com)        EA.com          Arts      (excl. EA.com)      EA.com         Arts
                                 ----------------------------------------------------------------------------------------
Net income (loss) - GAAP               $  11,944    $ (23,026)    $ (11,082)           $ 116,751  $       -     $ 116,751


Net loss related to retained
  interest in EA.com (note 1)            130,478     (130,478)            -               54,590    (54,590)            -
Pro forma allocation of income
  taxes (note 2)                         (47,586)      47,586             -              (16,923)    16,923             -
                                 -------------------------------------------   ------------------------------------------
Pro forma net income (loss)               94,836     (105,918)      (11,082)             154,418    (37,667)      116,751


Amortization of intangibles               12,829        6,494        19,323               10,866      1,123        11,989
Charge for acquired in-process
  technology                                   -        2,719         2,719                2,670      3,869         6,539
Non-cash stock compensation
  for non-employees (note 3)               2,479          228         2,707                  736          -           736
Income tax effect on the above
  items                                   (4,745)      (2,927)       (7,672)              (4,424)    (1,548)       (5,972)
                                 -------------------------------------------   ------------------------------------------
Pro forma net income (loss)
  excluding the items above            $ 105,399    $ (99,404)    $   5,995            $ 164,266  $ (34,223)    $ 130,043
                                 ===========================================   ==========================================

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

Costs and Expenses, Interest and Other Income, Net, Income Taxes and Net Income
(Loss) for both EA Core and EA.com Segments

Cost of Goods Sold
--------------------------------------------------------------------------------
                         % of net                      % of net
               2001      revenues             2000     revenues        % change
--------------------------------------------------------------------------------
       $652,242,000         49.3%     $704,702,000        49.6%          (7.4%)
--------------------------------------------------------------------------------

Cost of goods sold as a percentage of revenues decreased in fiscal 2001 due to:

..    An increase in sales of higher margin PC titles as a percentage of revenues. Fiscal 2001 included sales on titles such as The Sims, Command & Conquer Red Alert 2 and The Sims: Livin' Large.
..    The introduction of higher margin PlayStation 2 products in fiscal 2001.
..    A decrease in sales of lower margin AL and N64 titles.
..    An increase in higher margin Online and Advertising revenue.
..    Offset by a decrease in sales of PlayStation titles combined with the decrease in average margins on PlayStation products due to a decrease in the average sales price on front line and catalog products.

Marketing and Sales
--------------------------------------------------------------------------------
                         % of net                      % of net
               2001      revenues             2000     revenues        % change
--------------------------------------------------------------------------------
       $185,336,000         14.0%     $188,611,000        13.3%          (1.7%)
--------------------------------------------------------------------------------

Marketing and sales expenses for fiscal 2001 increased as a percentage of revenue, primarily attributed to:

..    Higher EA.com marketing and sales expenses due to increased staff required to support the live game site and advertising campaigns run on the AOL service promoting the Games Channel.
..    The amortization of the AOL Carriage Fee, which began with the launch of
     EA.com in October 2000.
..    Offset by lower television and print advertising in North America and
     Europe due to fewer number of releases compared to fiscal 2000.

General and Administrative
--------------------------------------------------------------------------------
                         % of net                      % of net
               2001      revenues             2000     revenues        % change
--------------------------------------------------------------------------------
       $104,041,000          7.9%      $92,418,000         6.5%           12.6%
--------------------------------------------------------------------------------

General and administrative expenses increased 12.6% for fiscal 2001, primarily attributed to:

..    The expansion of the EA.com staff and additional administrative-related costs required to support the growth of the EA.com business.
..    Increase in bad debts due to a write off of a receivable as a result of the default of payment from a customer in Europe for approximately $1,000,000.
..    Increase in depreciation expense for Europe due to the implementation of a new transaction processing system.

Research and Development

--------------------------------------------------------------------------------------------------------
                                                 % of net                      % of net
                                        2001     revenues             2000     revenues        % change
--------------------------------------------------------------------------------------------------------
              Research and
               development      $325,777,000        24.6%     $240,649,000        16.9%           35.4%
       Network development
               and support        51,794,000         3.9%       17,993,000         1.3%          187.9%
     Customer relationship
                management        11,357,000         0.9%        3,324,000         0.2%          241.7%
--------------------------------------------------------------------------------------------------------
        Total research and
               development      $388,928,000        29.4%     $261,966,000        18.4%           48.5%
--------------------------------------------------------------------------------------------------------

                                       38

Research and Development (excluding Network Development and Support and Customer Relationship Management). Research and development expenses (excluding Network Development and Support and Customer Relationship Management) increased in absolute dollars by 35.4% for fiscal 2001, primarily attributed to:

..    Increase in research and development expenses by EA.com (including expenses incurred by EA Core on behalf of EA.com) due to an increase in the number of online projects in development and increased development staff to support these products.
..    An increase in development spending for next generation console products including development for the PlayStation 2 console, Xbox and Nintendo GameCube.
..    The increase is also due to research and development expenses related to the acquisition of DreamWorks Interactive, a software development company, in the fourth quarter of fiscal 2000.

We released a total of 55 new packaged goods products in fiscal 2001 compared to 69 new products in fiscal 2000. In addition, the EA.com website launched in October 2000, and had over 80 live games.

Network Development and Support. The increase in network development and support expenses was primarily due to increased spending for the network infrastructure, and the Games Channel on the AOL service and the amortization of capitalized costs as required under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", associated with the pre-launch network infrastructure build.

Customer Relationship Management. Customer relationship management increased due to increased headcount-related costs associated with the formation of our customer relationship management organization for the live game site.

Amortization of Intangibles
--------------------------------------------------------------------------------
                         % of net                      % of net
               2001      revenues             2000     revenues        % change
--------------------------------------------------------------------------------
        $19,323,000          1.5%      $11,989,000         0.8%           61.2%
--------------------------------------------------------------------------------

The amortization of intangibles resulted primarily from the acquisitions of Westwood, Kesmai, DreamWorks Interactive, ABC Software, Pogo and other acquisitions. Amortization of intangibles was $12,829,000 for EA Core and $6,494,000 for EA.com for fiscal 2001. Amortization of intangibles was $10,866,000 for EA Core and $1,123,000 for EA.com for fiscal 2000.

Charge for Acquired In-Process Technology
--------------------------------------------------------------------------------
                         % of net                      % of net
               2001      revenues             2000     revenues        % change
--------------------------------------------------------------------------------
         $2,719,000          0.2%       $6,539,000         0.5%          (58.4%)
--------------------------------------------------------------------------------

Fiscal 2001:
In connection with the acquisition of Pogo in the fourth quarter of fiscal 2001, we allocated and expensed $2,719,000 of the $43,333,000 purchase price to acquired in-process technology. At the date of acquisition, this amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. Pogo had various projects in progress at the time of the acquisition. As of the acquisition date, costs to complete Pogo projects acquired were expected to be approximately $1,200,000 in future periods. During fiscal 2002, all of these development projects were completed and launched on Pogo gamesites. In conjunction with the acquisition of Pogo, we accrued approximately $100,000 related to direct transaction and other related costs.

Fiscal 2000:
..    In connection with the acquisition of Kesmai by EA.com in the fourth quarter of fiscal 2000, we allocated and expensed $3,869,000 of the purchase price to acquired in-process technology.
..    In connection with the acquisitions of two development companies by EA
     Core, made in the second and fourth quarters of fiscal 2000, we allocated and expensed $2,670,000 of the purchase price to acquired in-process technology.

These charges were made after we concluded that the in-process technology had not reached technological feasibility and had no alternative future use after taking into consideration the potential for usage of the software in different products and resale of the software.

Interest and Other Income, Net
--------------------------------------------------------------------------------
                         % of net                      % of net
               2001      revenues             2000     revenues        % change
--------------------------------------------------------------------------------
        $16,886,000          1.3%      $16,028,000         1.1%            5.4%
--------------------------------------------------------------------------------

Interest and other income, net, increased in absolute dollars primarily due to higher interest income as a result of higher average cash balances and investing in higher yielding taxable securities in fiscal 2001. Those gains were partially offset by realized gains on sales of marketable securities in fiscal 2000.

Income Taxes
--------------------------------------------------------------------------------
                        Effective                     Effective
               2001      tax rate             2000     tax rate        % change
--------------------------------------------------------------------------------
       $(4,163,000)         31.0%      $52,642,000        31.0%        (107.9%)
--------------------------------------------------------------------------------

Our effective tax rate was 31.0% for fiscal 2001 and fiscal 2000. At March 31, 2001, we generated a federal income tax net operating loss. A substantial portion of this loss was utilized in a carryback claim with the remainder being carried forward. A valuation allowance was not established on this loss carryforward or other net deferred tax assets as we believed it was more likely than not that the results of future operations would generate sufficient taxable income to realize them.

Net Income (loss)
--------------------------------------------------------------------------------
                         % of net                      % of net
               2001      revenues             2000     revenues        % change
--------------------------------------------------------------------------------
      $(11,082,000)        (0.8%)     $116,751,000         8.2%        (109.5%)
--------------------------------------------------------------------------------

In absolute dollars, reported net income (loss) decreased in fiscal 2001 primarily related to lower revenues as well as higher costs and expenses compared to fiscal 2000. The decrease in revenues was primarily due to the beginning of the transition period to next generation console systems. The increase in expenses was primarily due to increases in development of next generation console products in the Core business and the investment in EA.com, including expenses to build network and online game products and to launch our game sites in October 2000.

Excluding goodwill, non-cash compensation and one-time charges in the amount of $17,077,000, net of taxes, for fiscal 2001, net income would have been $5,995,000. Excluding goodwill, non-cash compensation and one-time charges in the amount of $13,292,000, net of taxes, for fiscal 2000, net income would have been $130,043,000.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

EA Core and EA.com

   As of March 31, 2002, our working capital was $699,561,000 compared to $478,701,000 at March 31, 2001. Cash, cash equivalents and short-term investments increased by $330,444,000 in fiscal 2002. We generated $284,971,000 of cash from operations, $98,840,000 of cash through the sale of equity securities under our stock plans, offset by $51,518,000 of cash used in capital expenditures during fiscal 2002.

   Reserves for bad debts and sales returns increased from $89,833,000 at March 31, 2001 to $115,870,000 at March 31, 2002. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

   Our principal source of liquidity is $796,936,000 in cash, cash equivalents and short-term investments and $6,869,000 in marketable securities. We expect that for the foreseeable future, our operating expenses will constitute a significant use of our cash balances. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements on both a short-term and long-term basis. However, our ability to maintain sufficient liquidity could be affected by various risks and uncertainties, including but not limited to, those related to customer demand and acceptance of titles on new platforms and new title versions on existing platforms, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, the impact of competition, the economic conditions in the domestic and international markets, seasonality in operating results, risks of product returns and the other risks listed in the "Risk Factors" section.

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

       . During fiscal 2002, EA.com used $99,696,000 of cash in operations (including payments to AOL of approximately $11,250,000), $13,112,000 in capital expenditures for computer equipment, network infrastructure, internal use software and related third party software, offset by $114,837,000 provided through the capital contributions from Electronic Arts. As a result of the net operating loss generated, we realized a tax benefit of approximately $47,011,000.

       . During fiscal 2001, EA.com used $132,210,000 of cash in operations (including payments to AOL of approximately $11,250,000), $68,887,000 in capital expenditures for computer equipment, network infrastructure, internal use software and related third party software, $43,333,000 for the acquisition of Pogo, excluding cash received of $762,000, offset by $245,141,000 provided through the capital contributions from Electronic Arts. As a result of the net operating loss generated, we realized a tax benefit of approximately $47,586,000.

   Under the AOL agreement entered into in November 1999, EA.com is required to pay $81,000,000 to AOL over the life of the five-year agreement. Of this amount, $36,000,000 was paid upon signing the agreement with the remainder due in four equal annual installments beginning with the first anniversary of the initial payments. EA.com paid AOL $11,250,000 in both fiscal 2001 and 2002.

   Future liquidity needs of EA.com will be met by Electronic Arts as Electronic Arts intends to continue to fund the cash requirements of EA.com for the foreseeable future.

Other Commitments

Advertising Commitments
   We made a commitment to spend $15,000,000 in offline media advertisements promoting our online games, including those on the AOL service, prior to March 31, 2005. As of March 31, 2002, we have spent approximately $3,500,000 against this commitment.

   On February 7, 2000, we acquired Kesmai from News America Corporation ("News Corp") in exchange for $22,500,000 in cash and approximately 206,000 shares of our existing common stock valued at $8,650,000. We agreed to spend $12,500,000 through the period ended June 1, 2002 in advertising with News Corp or any of its affiliates. In addition, if certain conditions are met, including that a qualified public offering of Class B common stock does not occur within twenty-four months of News Corp's purchase of such shares and all of the Class B outstanding shares have been converted to Class A common stock, then (1) News Corp has the right to (i) exchange Class B common stock for approximately 206,000 shares of Class A common stock, and (ii) receive cash from Electronic Arts in the amount of $9,650,000, and (2) we will agree to spend an additional $11,675,000 in advertising with News Corp and its affiliates.

Lease Commitments
   We lease certain of our current facilities and certain equipment under non-cancelable capital and operating lease agreements. We are required to pay property taxes, insurance and normal maintenance costs for certain of our facilities and will be required to pay any increases over the base year of these expenses on the remainder of our facilities.

   In February of 1995, we entered into a build-to-suit lease with a financial institution on our headquarter's facility in Redwood City, California, which was extended in July of 2001 and runs through July of 2006. We accounted for this arrangement as an operating lease in accordance with Statement of Financial Accounting Standards No. 13 ("SFAS 13"), "Accounting for Leases", as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. We have an option to purchase the property (land and facilities) for $145,000,000 or, at the end of the lease, to arrange for (1) an additional extension of the lease or (2) sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $128,900,000 if the sales price is less than this amount, subject to certain provisions of the lease.

   In December 2000, we entered into a second build-to-suit lease with a financial institution for a five year term from December 2000 to expand our headquarter's facilities and develop adjacent property adding approximately 310,000 square feet to our campus. We expect to complete construction in June of 2002. We accounted for this arrangement as an operating lease in accordance with SFAS 13, as amended. The facilities will provide space for marketing, sales and research and development. We have an option to purchase the property for $127,000,000 or, at the end of the lease, to arrange for (1) an extension of the lease or (2) sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $118,800,000 if the sales price is less than this amount, subject to certain provisions of the lease.

   Lease rates are based upon the Commercial Paper Rate. The two lease agreements described above require us to maintain certain financial covenants, all of which we were in compliance with as of March 31, 2002.

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

Development, Celebrity, League and Content Licenses: Payments and Commitments
   The products published by EA Studios are designed and created by our in-house designers and artists and by independent software developers ("independent artists"). We typically pay the independent artists royalties based on the sales of the specific products, as defined in the related independent artist agreements. Advance payments on these royalties are paid to independent artists upon meeting deliverables as detailed in the contractual agreement. In addition, certain celebrity, league and content license contracts contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include:
FIFA, NASCAR, John Madden, National Basketball Association, PGA TOUR, Tiger Woods, National Hockey League, Formula One, Warner Bros. (Harry Potter), MGM/Danjaq (James Bond) and National Football League. These minimum guarantee payments and marketing commitments are included in the table below.

Summary of minimum contractual obligations and commercial commitments as of March 31, 2002 (in thousands):

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Commercial
                                         Contractual Obligations                                Commitments
                     ---------------------------------------------------------------     --------------------------
                                                                                            Bank and
Fiscal Year Ended                                  Minimum                                    Other       Letters of
Ended March 31,          Leases   Advertising    Guarantees       AOL      Marketing       Guarantees       Credit        Total
                     ------------------------------------------------------------------------------------------------------------
2003                    $18,288       $14,000       $35,663     $11,250      $19,541           $1,050       $1,122       $100,914
2004                     15,011         3,500        22,812      11,250       16,554              171            -         69,298
2005                     11,354         4,500        15,137           -       11,159              171            -         42,321
2006                     10,810             -        16,483           -        4,572              171            -         32,036
2007                      9,122             -         3,145           -        3,571              170            -         16,008
Thereafter               11,609             -         2,260           -        3,571              170            -         17,610
---------------------------------------------------------------------------------------------------------------------------------
                        $76,194       $22,000       $95,500     $22,500      $58,968           $1,903       $1,122       $278,187
---------------------------------------------------------------------------------------------------------------------------------

Transactions with Related Parties

Square EA
     In May 1998, we completed the formation of a new joint venture with Square Co., Ltd. ("Square"), a leading developer and publisher of entertainment software in Japan. In North America, the companies formed Square Electronic Arts, LLC ("Square EA"), which has exclusive publishing rights in North America for future interactive entertainment titles created by Square. Additionally, we have the exclusive right to distribute in North America products published by this joint venture. Either party may terminate the existence of Square EA and the distribution agreement effective March 31, 2003. We own a 30% minority interest in this joint venture while Square owns 70%. This joint venture is accounted for under the equity method.

     In March 2002, we announced a publishing and distribution partnership with Square for Final Fantasy(R) X in Asia Pacific. The deal grants us the rights to distribute Final Fantasy X International for the PlayStation 2 computer entertainment system in Taiwan, Hong Kong, Singapore, Thailand, Malaysia and Korea.

     We generated $80,847,000 in net revenues from sales of Square EA products in fiscal 2002, $106,586,000 in net revenues from sales of Square EA products in fiscal 2001 and $83,657,000 in net revenues from sales of Square EA products in fiscal 2000.

Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142, "Goodwill and Other Intangible Assets", which supersedes Accounting Principles Board Opinion No. 17 ("APB 17"), "Intangible Assets". SFAS 142 addresses the accounting treatment for goodwill and other intangible assets acquired individually or with a group of other assets upon their acquisition, but not acquired in a business combination. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. The terms of SFAS 142 are effective as of the beginning of the first quarter of the fiscal year beginning after December 15, 2001. Certain provisions of SFAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. On April 1, 2002, we adopted SFAS 142. As a result of adopting this standard, we will continue to amortize finite-lived intangibles, but will no longer amortize certain other intangible assets, most notably goodwill and acquired workforce, which had a net book value at March 31, 2002 of $69,050,000. Amortization of goodwill and acquired workforce totaled approximately $13,125,000 for fiscal 2002, approximately $9,182,000 for fiscal 2001 and approximately $6,411,000 for fiscal 2000. Based on intangible assets as of March 31, 2002, we estimate that amortization of finite-lived intangibles will total approximately $8,700,000 for fiscal 2003. Following adoption of SFAS 142, we will continue to evaluate whether any event has occurred which might indicate that the carrying value of an intangible asset is not recoverable. In addition, SFAS 142 requires that goodwill be subject to at least an annual assessment for impairment by applying a fair value-based test. We are in the process of completing an evaluation for impairment of goodwill in accordance with SFAS 142. We believe the implementation of SFAS 142 will not have a material impact on our consolidated financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a material impact on our consolidated financial position or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We are in the process of determining the impact of this new accounting standard. We believe the implementation of SFAS 144 will not have a material impact to our consolidated financial statements.

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

Product Development Schedules Are Frequently Unreliable and Make Predicting Quarterly Results Difficult

     Product development schedules, particularly for new hardware platforms and high-end multimedia personal computers, or PCs, are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. For example, EMPEROR: Battle for Dune for the PC, which was expected to ship in fiscal 2001 was not released until the first quarter of fiscal 2002 due to development delays. Also, James Bond 007 in...Agent Under Fire for the PS2, which was expected to ship in fiscal 2001, released in October of fiscal 2002 due to development delays. Additionally, development risks for CD-ROM and DVD products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. Our revenues and earnings are dependent on our ability to meet our product release schedules, and our failure to meet those schedules could result in revenues and earnings which fall short of analysts' expectations for any individual quarter and the fiscal year.

Our Business Is Both Seasonal and Cyclical

     Our business is highly seasonal with a significant percentage of our revenues occurring in the December quarter. In fiscal 2002, these seasonal trends were magnified by general industry factors, including the platform transition, the fall 2001 launches of the Xbox and Nintendo GameCube in North America and the economic slowdown in the United States and other territories. Our business is also cyclical; video game platforms have historically had a life cycle of four to six years, and decline as more advanced platforms are being introduced. As one group of platforms is reaching the end of its cycle and new platforms are emerging, buying patterns may change. Purchases of products for older platforms may slow at a faster rate than sales of new platforms. We have been going through a platform transition during the last 18 months and are now well into a new platform cycle. Sony shipped its PlayStation 2 console in Japan in March 2000, in North America in October 2000 and in Europe in November 2000. Nintendo launched the Nintendo GameCube console in Japan in September 2001, North America in November 2001 and in Europe in May 2002. Microsoft launched the Xbox console in North America in November 2001, in Japan in February 2002 and in Europe in March 2002. Sales of our products for the N64 and Sony PlayStation platforms have already been adversely affected, and we expect this trend to continue.

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

Our Business, Our Products, and Our Distribution Are Subject to Increasing Regulation of Content, Consumer Privacy and Online Delivery in Key Territories

     Legislation is increasingly introduced which may affect the content of our products and their distribution. For example, privacy rules in the United States and Europe impose various restrictions on our web sites. Those rules vary by territory while of course the Internet recognizes no geographical boundaries. Other countries such as Germany have adopted laws regulating content transmitted over the Internet that are stricter than current United States laws. In the United States, in response to recent events, the federal and several state governments are considering content restrictions on products such as those made by us as well as restrictions on distribution of such products. Any one or more of these factors could harm our business.

Our Platform Licensors Are Our Chief Competitors and Frequently Control the Manufacturing of Our Video Game Products

     Our agreements with hardware licensors, which are also our chief competitors, typically give significant control to the licensor over the approval and manufacturing of our products. This fact could, in certain circumstances, leave us unable to get our products approved, manufactured and shipped to customers. In most events, control of the approval and manufacturing process by the platform licensors increases both our manufacturing lead times and costs as compared to those we can achieve independently. For example, in prior years, we experienced delays in obtaining approvals for and manufacturing of PlayStation products which caused delays in shipping those products. The potential for additional delay or refusal to approve or manufacture our products continues with our platform licensors. Such occurrences would harm our business and adversely affect our financial performance. Additionally, we have not negotiated a final publishing agreement with Nintendo for the Nintendo GameCube platform and although we are currently operating under an understanding with Nintendo, we cannot be assured that the final terms of the formal agreement will be favorable.

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

EA.com Has a History of Losses and Expects To Continue To Incur Losses and May Never Achieve Profitability

     EA.com has incurred substantial losses to date, including the current fiscal year. We expect EA.com to continue to incur losses as it builds its business. EA.com will be required to maintain the significant support, service and product enhancement demands of online users, and we cannot be certain that EA.com will produce sufficient revenues from its operations to support these costs. Even if profitability is achieved, EA.com may not be able to sustain it over a period of time.

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

We Have Limited Experience with Online Games and May Not Be Able To Operate This Business Effectively

     Offering games solely for online play is a substantial departure from our traditional business of selling packaged software games. We have employed various revenue models, including subscription fees, "pay to play fees" and advertising. We have limited experience with developing optimal pricing strategies for online games. For example, our product Majestic and our Platinum offering, which contained certain browser-based entertainment games, were launched with a monthly subscription pricing model and obtained only limited commercial success. Accordingly, we did not realize our projected cash flows and discontinued these offerings as part of EA.com's restructuring plan. Similarly, we have limited experience in predicting usage patterns for our games. Because of our inexperience in this area, we may not be effective in achieving success that may otherwise be attainable from offering our games online.

Online Games Have Risks That Are Not Associated with Our Traditional Business

     Online games, particularly multiplayer games, pose risks to player enjoyment that do not generally apply to packaged goods games. Players frequently would not be acquainted with other players, which may adversely affect the playing experience. Social issues raised by a player's conduct may impact the experience for other players. It is difficult to monitor player behavior that impairs the game experience. In addition, there are substantial technical challenges to be met both in the introduction of our games online and in maintaining an effective game playing environment over time. Also, hacking and spamming has become a serious problem for online sites, and significant hacking and spamming could seriously interfere with online game play. If these risks are not successfully controlled and technical challenges resolved, potential customers for our games may be unwilling to play in sufficient volume to allow us to attain or sustain profitability.

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

Development of EA.com's Business Will Require Significant Capital, and We Cannot Be Assured That It Will Be Available

     EA.com will not be successful if it does not continue to receive substantial financing that is required to continue to build its business. Electronic Arts has agreed to provide a limited amount of funding to EA.com, but this financing alone may not be sufficient for the development of EA.com's business. Any additional funding that is obtained from Electronic Arts may either be treated as a debt arrangement or would increase Electronic Arts' retained interest in EA.com and correspondingly decrease the interest of the holders of outstanding shares of Class B common stock. The attraction of additional equity or debt financing for EA.com from third parties may not be possible or may only be possible on terms that result in significant dilution to Class A and Class B common stockholders or incremental interest payments and debt-related restrictions on the operation of the business. To date, nearly all funding (except warrants and cash from revenues) has been provided by Electronic Arts.

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

     . limited availability and adoption by consumers of cost-effective, high speed access.

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

To Become and Remain Competitive, EA.com Must Continually Develop New Content. This Is Inherently Risky and Expensive.

     EA.com's success depends on our ability to develop new products and services for the EA.com site. Our agreement with AOL requires us to develop new games for the EA.com site. We cannot assure you that products will be developed on time, in a cost effective manner, or that they will be commercially successful. Currently, the release of several products such as The Sims Online and Earth & Beyond for which we expect to generate subscription revenue, have been delayed due to longer than anticipated development schedules. Similarly, the online product Majestic achieved only limited commercial success due in part to the length of time it took to download the online software component. Accordingly, we discontinued Majestic on May 1, 2002.

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

Our Revenues Have Been Heavily Dependent on a Single Product and Would Be Adversely Affected if That Product's Popularity Were To Decline

     In the near term, EA.com's subscription revenues to date have consisted primarily of revenues from sales of our online product Ultima Online, and we would be adversely affected if revenues from that product were to decline for any reason and not be replaced. We expect the online game market to become increasingly competitive, and it is possible that competing products could cause revenues from Ultima Online to decline. In addition, popularity of Ultima Online could decline over time simply because of consumer preference for new game experiences.

We Continue to Invest in Research and Development and Network Technology and Operations for EA.com, and We Cannot Be Assured That We Will Achieve Revenues That Support This Level of Spending

     We have invested heavily, and expect to continue to invest, in research and development and network technology and operations for our website and online games. While we have reduced the overall level of spending for EA.com, we will continue to invest in the technologies, tools and network infrastructure that are necessary for us to launch and support our key products, Earth & Beyond and The Sims Online. Accordingly, there are no assurances that the revenues from these products will exceed the associated costs in order for EA.com to achieve profitability. If we cannot increase revenues to profitable levels, the value of EA.com will be impaired. In order to develop the broad game offerings that we envision for our online operations it will continue to be necessary to engage in significant developmental efforts both to adapt existing Electronic Arts games to the online format and to create new online games. Our agreements with AOL require us to maintain a substantial commitment to online game development and we cannot be assured that we will realize acceptable returns from this investment.

Online Product Development Schedules Are Unreliable and Make Predicting Quarterly Results Difficult

     Online product development schedules, particularly for Internet based games are difficult to predict because they involve creative processes, use of new development tools, Internet latency issues, a learning process to better understand Internet based game mechanics, and research and experimentation associated with development for new online technologies. Additionally, development risks for Internet based products can cause particular difficulties in predicting quarterly results because of the challenges associated with game testing, live Beta testing, integration into network servers and integration on to the Games web site and may impact the release ("go live") dates of products during a particular quarter. Several online products currently under development such as The Sims Online and Earth & Beyond have experienced development delays and will be released later than planned. Our revenues and operating costs are dependent on our ability to meet our product "go live" schedules, and our failure to meet those schedules could result in revenues falling short of analysts' expectations, resulting in increased operating losses for EA.com.

We Are Heavily Dependent on a Few Internet Infrastructure Service Providers to Host and Manage Our Servers at Co-Location Facilities and Our Operating Results May Be Adversely Affected if We Must Change Service Providers

     We are dependent on a few third party internet infrastructure service providers to host and manage the majority of our servers that support our online games. The performance of these service providers are outside of our control. Many of the service providers in the internet infrastructure space require substantial financial resources to build, maintain and manage co-location facilities. To the extent that industry, economic, financial or competitive factors influence the level of performance that we expect from service providers we currently use for co-location space (bandwidth and rack), we may need to re-locate our servers to another co-location facility which would increase our expenses and may result in delays or reduced shipments of our online products, thereby adversely impact our operating results.

                              GENERAL RISK FACTORS

Because of the Competition for Qualified Technical, Creative, Marketing and Other Personnel, We May Not Be Able To Attract and Retain the Personnel Necessary for our Businesses

     The market for technical, creative, marketing and other personnel essential to the development of online businesses and management of our online and core businesses continues to be competitive, although current market conditions have made it less difficult to attract and retain the employees we need. In the last fiscal year, notwithstanding the downturn of the economy generally, competitive recruiting efforts aimed at Electronic Arts' employees and executives continued. Electronic Arts' leading position within the interactive entertainment industry makes us a prime target for recruiting of executives and key creative talent to assist in the consolidation that the interactive entertainment industry is experiencing. In addition, the cost of real estate in the San Francisco Bay area
- the location of our headquarters and largest studio remains relatively high, and has made recruiting from other areas and relocating employees to our headquarters more difficult. If we cannot successfully recruit and retain the employees we need, our ability to develop and manage our businesses will be impaired.

Foreign Sales and Currency Fluctuations

     For the fiscal years ended March 31, 2002 and 2001, international net revenues comprised 37% of total consolidated net revenues. We expect foreign sales to continue to account for a significant and growing portion of our revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. While we hedge against foreign currency fluctuations, we cannot control translation issues. For example, our

Japan and Asia Pacific revenues in fiscal 2002 were adversely impacted by a devaluation of the Yen and Australian Dollar as compared to the prior year. The devaluation had an adverse effect for the year on our net revenues and net income. Any of these factors may significantly harm our business.

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

The Current Legislative and Regulatory Environment Affecting Generally Accepted Accounting Principles is Uncertain and Volatile, and Significant Changes in Current Principles Could Affect Our Financial Statements Going Forward.

     Recent actions and public comments from the SEC have focused on the integrity of financial reporting generally. Similarly, Congress has considered a variety of bills that could affect certain accounting principles. In addition, the FASB and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, some of which represent a significant change from current industry practices. While we do not anticipate that such proposals will affect the actual conduct of our business and we believe that our financial statements have been prepared in accordance with generally accepted accounting principles, we cannot predict the impact of the adoption of any such proposals on our financial statements going forward.

Fluctuations in Stock Price

     Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of our common stock in any given period. As a result of the factors discussed in this report and other factors that may arise in the future, the market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to us, to changes in analysts' earnings estimates, or to factors affecting the computer, software, Internet, entertainment, media or electronics businesses. In addition, fluctuations may be due to uncertainties in the securities markets in general. For example, during the fiscal year ended March 31, 2001, the price per share of our Class A common stock ranged from $26.59 to $56.13 and $42.40 to $66.01 during the fiscal year ended March 31, 2002.

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

Foreign Currency Exchange Rate Risk

We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, thereby, limiting our risk. Gains and losses on foreign exchange contracts are reflected in the Consolidated Statement of Operations. At March 31, 2002, we had foreign exchange contracts, all with maturities of less than three months to purchase and sell approximately $226,330,000 in foreign currencies, primarily British Pounds, European Currency Units ("Euro"), Canadian Dollars and other currencies.

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

The following table below provides information about our foreign currency forward exchange contracts at March 31, 2002. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value.

=====================================================================
                                         Weighted-
                                          Average
                              Contract   Contract
                               Amount        Rate         Fair Value
---------------------------------------------------------------------
                         (in thousands)                 (in thousands)
Foreign currency
to be sold under
contract:
  British Pound               $131,622       1.4229            $  (52)
  Euro                          41,121       0.8749               179
  Canadian
  Dollar                        16,986       1.5895                67
  Japanese Yen                   6,431       132.64                (5)
  Swedish Krona                  5,427      10.3189                43
  Australian
  Dollar                         4,206       0.5258               (58)
  South African
  Rand                           3,125      12.4801              (281)
  Norwegian
  Krone                          2,262       8.8409                13
  Danish Krone                   2,001       8.4965                10
  Swiss Franc                    1,199       1.6680                10

---------------------------------------------------------------------
Total                         $214,380                         $  (74)
---------------------------------------------------------------------

Foreign currency
to be purchased
under contract:
  British Pound               $ 11,950       1.4253            $ (207)

---------------------------------------------------------------------
Total                         $ 11,950                         $ (207)
---------------------------------------------------------------------

---------------------------------------------------------------------
Grand total                   $226,330                         $ (281)
---------------------------------------------------------------------

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. At March 31, 2002, our cash equivalents, short-term and long-term investments included debt securities of $662,359,000. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

   The table below presents the amounts and related weighted average interest rates of our investment portfolio at March 31, 2002:

=====================================================================
                                 Average
                           Interest Rate          Cost     Fair Value
---------------------------------------------------------------------
                                   (Dollars in thousands)
Cash equivalents/(1)/
   Fixed rate                       3.75%     $ 10,141       $ 10,141
   Variable rate                    2.06%     $408,108       $408,108
Short-term
investments/(1)(2)/
   Fixed rate                       3.61%     $235,769       $235,710
   Variable rate                    6.35%     $  8,400       $  8,653
---------------------------------------------------------------------

   (1) See definition in Note 1 of the Notes to Consolidated Financial
       Statements.
   (2) Maturity dates for short-term investments range from 3 months to 31 months with call dates ranging from 3 months to 10 months.

Item 8: Financial Statements and Supplementary Data

The Report of Independent Auditors, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages 53 through 82.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Electronic Arts Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


Mountain View, California                                               KPMG LLP
May 3, 2002

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
As of March 31,                                                                                2002            2001
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash, cash equivalents and short-term investments                                     $  796,936      $  466,492
   Marketable securities                                                                      6,869          10,022
   Receivables, less allowances of $115,870 and $89,833, respectively                       190,495         174,449
   Inventories, net                                                                          23,780          15,686
   Other current assets                                                                     134,463         152,078
                                                                                      -----------------------------

     Total current assets                                                                 1,152,543         818,727


Property and equipment, net                                                                 308,827         337,199
Long-term investments                                                                             -           8,400
Investment in affiliates                                                                     19,077          19,052
Goodwill and other intangibles, net                                                         110,512         136,764
Other assets                                                                                108,415          58,776
                                                                                      -----------------------------
                                                                                         $1,699,374      $1,378,918
                                                                                      =============================


LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                      $   88,563      $   73,061
   Accrued and other liabilities                                                            364,419         266,965
                                                                                      -----------------------------

     Total current liabilities                                                              452,982         340,026


Minority interest in consolidated joint venture                                               3,098           4,545


Stockholders' equity:
   Preferred stock, $0.01 par value.  Authorized 10,000,000 shares                                -               -
   Common stock
     Class A common stock, $0.01 par value.  Authorized 400,000,000 shares;
     issued and outstanding 138,429,269 and 134,714,464 shares, respectively                  1,384           1,347
     Class B common stock, $0.01 par value. Authorized 100,000,000 shares;
     issued and outstanding 6,233,413 and 6,250,000 shares, respectively                         62              63
   Paid-in capital                                                                          649,777         540,354
   Retained earnings                                                                        606,795         505,286
   Accumulated other comprehensive loss                                                     (14,724)        (12,703)
                                                                                      -----------------------------
     Total stockholders' equity                                                           1,243,294       1,034,347
                                                                                      -----------------------------
                                                                                         $1,699,374      $1,378,918
                                                                                      =============================


See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

    (In thousands, except per share data)
    Years Ended March 31,                                                      2002             2001              2000
    ------------------------------------------------------------------------------------------------------------------
    Net revenues                                                         $1,724,675       $1,322,273        $1,420,011
    Cost of goods sold                                                      807,611          652,242           704,702
                                                                      ------------------------------------------------
       Gross profit                                                         917,064          670,031           715,309
    Operating expenses:
       Marketing and sales                                                  241,109          185,336           188,611
       General and administrative                                           107,059          104,041            92,418
       Research and development                                             387,736          388,928           261,966
       Amortization of intangibles                                           25,418           19,323            11,989
       Charge for acquired in-process technology                                  -            2,719             6,539
       Restructuring and asset impairment charges                            20,303                -                 -
                                                                      ------------------------------------------------
         Total operating expenses                                           781,625          700,347           561,523
                                                                      ------------------------------------------------
         Operating income (loss)                                            135,439          (30,316)          153,786
    Interest and other income, net                                           12,848           16,886            16,028
                                                                      ------------------------------------------------
       Income (loss) before provision for (benefit from)
         income taxes and minority interest                                 148,287          (13,430)          169,814
    Provision for (benefit from) income taxes                                45,969           (4,163)           52,642
                                                                      ------------------------------------------------
       Income (loss) before minority interest                               102,318           (9,267)          117,172
    Minority interest in consolidated joint venture                            (809)          (1,815)             (421)
                                                                      ------------------------------------------------
         Net income (loss)                                               $  101,509       $  (11,082)       $  116,751
                                                                      ================================================

    Net income per share:
       Basic                                                                    N/A              N/A        $     0.93
       Diluted                                                                  N/A              N/A        $     0.88
    Number of shares used in computation:
       Basic                                                                    N/A              N/A           125,660
       Diluted                                                                  N/A              N/A           132,742

    Class A common stock:
    Net income (loss):
       Basic                                                             $  124,256       $   11,944               N/A
       Diluted                                                           $  101,509       $  (11,082)              N/A
    Net income (loss) per share:
       Basic                                                             $     0.91       $     0.09               N/A
       Diluted                                                           $     0.71       $    (0.08)              N/A
    Number of shares used in computation:
       Basic                                                                136,832          131,404               N/A
       Diluted                                                              143,142          132,056               N/A

    Class B common stock:
    Net loss, net of retained interest in EA.com                         $  (22,747)      $  (23,026)              N/A
    Net loss per share:
       Basic                                                             $    (3.77)      $    (3.83)              N/A
       Diluted                                                           $    (3.77)      $    (3.83)              N/A
    Number of shares used in computation:
       Basic                                                                  6,026            6,015               N/A
       Diluted                                                                6,026            6,015               N/A

See accompanying Notes to Consolidated Financial Statements, including segment information in Note 18.

ELECTRONIC ARTS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended March 31, 2002, 2001 and 2000
(In thousands)
                             Class A              Class B                              Accumulated
                           Common Stock        Common Stock                                  Other     Treasury Stock
                        ----------------------------------------  Paid-In  Retained  Comprehensive  --------------------
                         Shares     Amount    Shares     Amount   Capital  Earnings           Loss   Shares      Amount    Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at March 31,
   1999                 122,584     $1,226         -     $    -  $267,086  $402,112  $     (2,567)    (246)      $(4,926) $ 662,931
Net income                                                                  116,751                                         116,751
 Change in unrealized
   appreciation of
   investments, net                                                                         1,739                             1,739
Reclassification
   adjustment for gains
   realized in net
   income, net                                                                             (5,194)                           (5,194)
Translation adjustment                                                                       (339)                             (339)
                                                                                                                         ----------
Comprehensive income                                                                                                        112,957

Proceeds from sales of
   shares through stock
   plans                  6,285         62                         83,096    (2,495)                   246         4,926     85,589
Issuance of Class B
   common stock                                6,000         60    27,993                                                    28,053
Issuance of Class B
   stock warrant                                                    1,300                                                     1,300
Tax benefit related to
   stock options                                                   32,563                                                    32,563
                       ------------------------------------------------------------------------------------------------------------
Balances at March 31,
   2000                 128,869      1,288     6,000         60   412,038   516,368        (6,361)       -             -    923,393
Net loss                                                                    (11,082)                                        (11,082)
 Change in unrealized
   appreciation of
   investments, net                                                                         3,097                             3,097
Translation adjustment                                                                     (9,439)                           (9,439)
                                                                                                                         ----------
Comprehensive loss                                                                                                          (17,424)
Proceeds from sales of
   shares through stock
   plans                  5,845         59                        101,937                                                   101,996
Issuance of Class B
   common stock                                  250          3     2,247                                                     2,250
Notes receivable in
   connection with
   issuance of Class B
   stock                                                           (1,618)                                                   (1,618)
Tax benefit related to
   stock options                                                   25,750                                                    25,750
                       ------------------------------------------------------------------------------------------------------------
Balances at March 31,
   2001                 134,714      1,347     6,250         63   540,354   505,286       (12,703)       -             -  1,034,347
                       ------------------------------------------------------------------------------------------------------------

ELECTRONIC ARTS AND SUBSIDIARIES

Years Ended March 31, 2002, 2001 and 2000
(In thousands)
                               Class A             Class B                              Accumulated
                             Common Stock       Common Stock                                  Other    Treasury Stock
                         ---------------------------------------   Paid-In  Retained  Comprehensive  ------------------
                           Shares     Amount   Shares     Amount   Capital  Earnings           Loss   Shares     Amount       Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at March 31,
   2001                   134,714      1,347    6,250         63   540,354   505,286        (12,703)       -          -   1,034,347
Net income                                                                   101,509                                        101,509
Change in unrealized
   depreciation of
   investments, net                                                                          (3,540)                         (3,540)
Reclassification
   adjustment for
   losses realized in
   net income, net                                                                               66                              66
Translation adjustment                                                                        1,453                           1,453
                                                                                                                         ----------
Comprehensive income                                                                                                         99,488
Proceeds from sales of
   shares through stock
   plans                    3,995         40        -          -    98,701                                                   98,741
Sale of stock under
   stock purchase
   agreement                                        8          -       100                                                      100
Purchase of treasury
   stock                                                                                                (280)   (11,922)    (11,922)
Retirement of treasury
   stock                     (280)        (3)                      (11,919)                              280     11,922           -
Other                                             (25)        (1)                                                                (1)
Tax benefit related to
   stock options                                                    22,541                                                   22,541
                          ---------------------------------------------------------------------------------------------------------
Balances at March 31,
   2002                   138,429     $1,384    6,233        $62  $649,777  $606,795       $(14,724)       -   $      -  $1,243,294
                          =========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

     (In thousands)
     Years Ended March 31,                                                                 2002              2001              2000
     ------------------------------------------------------------------------------------------------------------------------------
     OPERATING ACTIVITIES
     Net income (loss)                                                               $  101,509        $  (11,082)       $  116,751
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Minority interest in consolidated joint venture                                     809             1,815               421
        Equity in net income of affiliates                                               (2,999)             (820)           (1,138)
        Gain on sale of affiliate                                                          (200)             (214)             (842)
        Depreciation and amortization                                                   110,901            78,601            46,725
        Non-cash restructuring and asset impairment charges                              13,399                 -                 -
        Loss on sale of fixed assets                                                        331             1,992                31
        (Gain) loss on marketable securities                                                 96                 -            (7,528)
        Bad debt expense                                                                  9,361             7,541             6,714
        Charge for acquired in-process technology                                             -             2,719             6,539
        Tax benefit from exercise of stock options                                       22,541            25,750            32,563
        Change in assets and liabilities, net of acquisitions:
          Receivables                                                                   (25,407)           53,775           (77,779)
          Inventories                                                                    (8,094)            7,300              (579)
          Other assets                                                                   (1,718)           (4,238)          (69,727)
          Accounts payable                                                               15,502           (27,476)           29,673
          Accrued and other liabilities                                                  90,996            91,356            (6,919)
          Deferred income taxes                                                         (42,056)          (33,080)            2,994
                                                                                ---------------------------------------------------
            Net cash provided by operating activities                                   284,971           193,939            77,899
                                                                                ---------------------------------------------------
     INVESTING ACTIVITIES
        Proceeds from sale of property and equipment                                        299             4,134               444
        Proceeds from sales of marketable securities, net                                     -                 -             8,598
        Proceeds from sale of affiliate                                                     570                 -             8,842
        Capital expenditures                                                            (51,518)         (120,347)         (134,884)
        Investment in affiliates, net                                                     2,919             1,662            (4,099)
        Purchase of marketable securities                                                     -            (2,479)                -
        Dividend to joint venture                                                        (2,481)                -                 -
        Change in short-term investments, net                                          (190,342)           46,907           (13,860)
        Acquisition of Pogo Corporation, net of cash acquired                                 -           (42,571)                -
        Acquisition of Kesmai                                                                 -                 -           (22,500)
        Acquisition of other subsidiaries, net of cash acquired                               -                 -           (22,096)
                                                                                ---------------------------------------------------
            Net cash used in investing activities                                      (240,553)         (112,694)         (179,555)
                                                                                ---------------------------------------------------
     FINANCING ACTIVITIES
        Proceeds from sales of Class A shares through employee
          stock plans and other plans                                                    98,741           101,996            85,589
        Proceeds from sales of Class B shares and stock warrants                             99               632            20,000
        Purchase of treasury shares                                                     (11,922)                -                 -
                                                                                ---------------------------------------------------
            Net cash provided by financing activities                                    86,918           102,628           105,589
                                                                                ---------------------------------------------------

     Translation adjustment                                                               1,678           (10,326)              124
                                                                                ---------------------------------------------------
     Increase in cash and cash equivalents                                              133,014           173,547             4,057
     Beginning cash and cash equivalents                                                419,812           246,265           242,208
                                                                                ---------------------------------------------------
     Ending cash and cash equivalents                                                   552,826           419,812           246,265
     Short-term investments                                                             244,110            46,680            93,539
                                                                                ---------------------------------------------------
     Ending cash, cash equivalents and short-term investments                        $  796,936        $  466,492        $  339,804
                                                                                ===================================================

     Supplemental cash flow information:
        Cash paid during the year for income taxes                                   $    9,955        $   13,556        $   15,525
                                                                                ===================================================
     Non-cash investing activities:
        Class B common stock issued in connection with the Kesmai acquisition        $        -        $        -        $    9,353

        Change in unrealized appreciation (depreciation) of investments and
           marketable securities                                                     $   (5,035)       $    4,488        $   (5,008)
                                                                                ===================================================

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002, 2001 and 2000

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

  (b) Fiscal Year
  The Company's fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to March 31 in each year. The results of operations for fiscal 2002 contain 52 weeks. The results of operations for fiscal 2001 and 2000 contain 53 and 52 weeks, respectively. For clarity of presentation herein, all fiscal periods are treated as ending on a calendar month end.

  (c) Revenue Recognition
  The Company's revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", which provide guidance on generally accepted accounting principles for recognizing revenue on software transactions.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The adoption of SAB 101 did not have a material impact on the Company's consolidated financial position and results of operations.

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

  Online Subscription Revenues: Online subscription revenues are derived principally from subscription revenues collected from customers for online play, who are only contractually obligated to pay on a month-to-month basis. Prepaid monthly subscription revenues, including revenues collected from credit card sales as well as sales of Gametime subscription cards, are deferred and subsequently recognized ratably over the period for which the hosting services are provided.

  Advertising Revenues: Advertising revenues are derived principally from the sale of banner and in-game advertisements. Banner and in-game advertising is typically generated from contracts in which either the Company or AOL provides a minimum number of impressions over the term of the agreed upon commitment. Revenue is recognized as the impressions are delivered, provided that no significant obligations remain and collection of the related receivable is probable. Advertising revenue generated on the AOL Games Channel is recorded net of the applicable revenue share owed to AOL under the AOL agreement (see
  Note 5 of the Notes to Consolidated Financial Statements).

  Software Licenses: For those agreements which provide the customers the right to multiple copies in exchange for guaranteed minimum royalty amounts, revenue is recognized at delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned.

  Revenue from the licensing of software was $23,291,000, $18,944,000 and $21,704,000 for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

  (d) Sales Returns and Other Reserves
  The Company estimates potential future product returns and price protection related to current period product revenue. The Company analyzes historical returns, current sell through of distributor and retailer inventory of the Company's products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of the Company's products and other related factors when evaluating the adequacy of the sales returns and price protection allowances. In addition, the Company monitors and manages the volume of sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods.

Similarly, the Company must use significant judgment and make estimates in connection with establishing allowances for doubtful accounts in any accounting period. The Company analyzes customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

(e) Cash and Investments
Cash equivalents consist of highly liquid investments with insignificant rate risk and with maturities of three months or less at the date of purchase. Short-term investments include securities with maturities greater than three months and less than one year, except for certain investments with stated maturities greater than one year. Long-term investments consist of securities with maturities greater than one year.

The Company accounts for investments under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". The Company's policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. Management determines the appropriate classification of its debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities classified as held-to-maturity are carried at amortized cost, which is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Debt securities, not classified as held-to-maturity, are classified as available-for-sale and are stated at fair value. Securities sold are based on the specific identification method.

(f) Prepaid Royalties
Prepaid royalties consist primarily of prepayments for manufacturing royalties, co-publishing and/or distribution affiliates and license fees paid to celebrities, professional sports organizations and other organizations for use of their trade name and content. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual or effective royalty rate as cost of goods sold based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly and charges to research and development expense any amounts that management deems unlikely to be realized through product sales. Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year. The current portion of prepaid royalties, included in other current assets, was $65,484,000 and $46,264,000 at March 31, 2002 and 2001, respectively. The long-term portion of prepaid royalties, included in other assets, was $1,164,000 and $9,664,000 at March 31, 2002 and 2001, respectively.

(g) Software Development Costs
Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed", provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under the Company's current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. The software development costs that have been capitalized to date have been insignificant.

(h) Inventories

Inventories are stated at the lower of cost or market. Inventories at March 31, 2002 and 2001 consisted of:

---------------------------------------------------------------
                                             2002        2001
---------------------------------------------------------------
                                              (in thousands)
Raw materials and work in process          $ 1,025      $   976
Finished goods                              22,755       14,710
---------------------------------------------------------------
                                           $23,780      $15,686
---------------------------------------------------------------

(i) Advertising Costs
The Company generally expenses advertising costs as incurred, except for production costs associated with media campaigns which are deferred and charged to expense at the first run of the ad. Cooperative advertising with distributors and retailers is accrued when revenue is recognized. Cooperative advertising credits are reimbursed when qualifying claims are submitted. The Company has adopted the provisions of Emerging Issues Task Force issue No. 01-09 ("EITF 01-09"), "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products". The adoption of EITF 01-09 did not have a material impact in the Company's consolidated financial position or results of operations. For the fiscal years ended March 31, 2002, 2001 and 2000, advertising expenses totaled approximately $105,712,000, $75,429,000 and $87,377,000, respectively.

(j) Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated using the accelerated and straight-line methods over the following useful lives:

------------------------------------------------------------------
Buildings                     20 to 25 years
------------------------------------------------------------------
Computer equipment and
software                      3 to 7 years
------------------------------------------------------------------
Furniture and equipment       3 to 7 years
------------------------------------------------------------------
Leasehold improvements        Lesser of the lease terms or the
                              estimated useful lives of the
                              improvements
------------------------------------------------------------------

Under the provisions of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. Capitalized costs associated with internal-use software amounted to $121,002,000 at March 31, 2002, and are being depreciated on a straight-line basis over each project's estimated useful life.

(k) Intangible Assets
Intangible assets net of accumulated amortization at March 31, 2002 and 2001, of $110,512,000 and $136,764,000, respectively, include goodwill, costs of obtaining product technology and noncompete covenants which are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years. Amortization expense for fiscal years ended March 31, 2002, 2001 and 2000 was $25,418,000, $19,323,000
and $11,989,000, respectively. The Company assesses the recoverability of goodwill by determining whether the carried value of the assets may be recovered through estimated future undiscounted net cash flows.

On April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which supersedes Accounting Principles Board Opinion No. 17 "Intangible Assets". As a result of adopting this standard, the Company will continue to amortize finite-lived intangibles, but will no longer amortize certain other intangible assets, most notably goodwill and acquired workforce, which had a net book value at March 31, 2002 of $69,050,000. Amortization of goodwill and acquired workforce totaled approximately $13,125,000 for fiscal 2002, approximately $9,182,000 for fiscal 2001 and approximately 6,411,000 for fiscal 2000. Based on intangible assets as of March 31, 2002, the Company estimates that amortization of finite-lived intangibles will total approximately $8,700,000 for fiscal 2003. Following adoption of SFAS 142, the Company will continue to evaluate whether any event has occurred which might indicate that the carrying value of an intangible asset is not recoverable. In addition, SFAS 142 requires that goodwill be subject to at least an annual assessment for impairment by applying a fair value-based test. The Company is in the process of completing an evaluation for impairment of goodwill in accordance with SFAS 142. The Company believes the implementation of SFAS 142 will not have a material impact on its consolidated financial statements.

(l) Long-Lived Assets
The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. This may include assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, the Company determines whether it needs to take an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its actual fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner or the Company's use of the acquired assets or the strategy of the Company's overall business and significant underperformance relative to expected historical or projected future operating results. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

In April 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is in the process of determining the impact of this new accounting standard. The Company believes the implementation of SFAS 144 will not have a material impact to its consolidated financial statements.

(m) Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities are based on temporary differences resulting from differing treatment of items for tax and accounting purposes. The Company records a valuation allowance to reduce tax assets to an amount whose realization is more likely than not. The valuation allowance is based on the Company's estimates of taxable income by jurisdiction in which the Company operates and the period over which the Company's deferred tax assets will be recoverable.

(n)  Foreign Currency Translation
For each of the Company's foreign subsidiaries the functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using current exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders' equity.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Included in interest and other income in the statements of operations are foreign currency transaction losses of $412,000, $888,000 and $1,781,000, for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

On April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these as either assets or liabilities on the balance sheet and measure them at fair value. As described in Note 3 of the Notes to Consolidated Financial Statements, gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The adoption of this accounting standard did not have a material impact on the Company's consolidated financial position or results of operations.

(o)  Net Income (Loss) Per Share
The following summarizes the computations of Basic Earnings Per Share ("EPS") and Diluted EPS. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method.

Net income (loss) per share was calculated on a consolidated basis until Class A common stock and Class B common stock were created as a result of the approval of the Tracking Stock Proposal (see Note 2 of the Notes to Consolidated Financial Statements). Net income (loss) per share is computed individually for Class A common stock and Class B common stock. Please see the discussion regarding segment reporting in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except for per share amounts):
------------------------------------------------------------------
                                Year Ended March 31, 2002
                            Class A      Class A
                            common       common
                            stock-       stock-       Class B
                             Basic       Diluted    common stock
------------------------------------------------------------------
Net income (loss)
before retained
interest in EA.com          $ 253,156    $ 101,509    $ (151,647)
Net loss related to
retained interest in
EA.com                       (128,900)           -       128,900
------------------------------------------------------------------
Net income (loss)           $ 124,256    $ 101,509    $  (22,747)
------------------------------------------------------------------

Shares used to compute net
income (loss) per share:
Weighted-average
   common shares              136,832      136,832         6,026
Dilutive stock
equivalents                         -        6,310             -
------------------------------------------------------------------
Dilutive potential
   common shares              136,832      143,142         6,026
------------------------------------------------------------------

Net income (loss) per share:
  Basic                     $    0.91          N/A    $    (3.77)
  Diluted                         N/A    $    0.71    $    (3.77)

(In thousands, except for per share amounts):
------------------------------------------------------------------
                                Year Ended March 31, 2001
                            Class A      Class A
                            common       common
                            stock-       stock-       Class B
                             Basic       Diluted    common stock
------------------------------------------------------------------
Net income (loss)
before retained
interest in EA.com          $ 142,422    $(11,082)    $ (153,504)
Net loss related to
retained interest in
EA.com                       (130,478)          -        130,478
------------------------------------------------------------------
Net income (loss)           $  11,944    $(11,082)    $  (23,026)
------------------------------------------------------------------

Shares used to compute net
income (loss) per share:
Weighted-average
   common shares              131,404     131,404          6,015
Dilutive stock
equivalents                         -         652              -
------------------------------------------------------------------
Dilutive potential
   common shares              131,404     132,056          6,015
------------------------------------------------------------------

Net income (loss) per share:
  Basic                     $    0.09         N/A     $    (3.83)
  Diluted                         N/A    $  (0.08)    $    (3.83)

(In thousands, except for per share amounts):
-----------------------------------------------------------------
Year Ended March 31, 2000
-----------------------------------------------------------------
Net income                                              $116,751
-----------------------------------------------------------------

Shares used to compute net income per share:
Weighted-average common shares                           125,660
Dilutive stock equivalents                                 7,082
-----------------------------------------------------------------
Dilutive potential common shares                         132,742
-----------------------------------------------------------------

Net income per share:
  Basic                                                 $   0.93
  Diluted                                               $   0.88

The Diluted EPS calculation for Class A common stock, presented above, includes the potential dilution from the conversion of Class B common stock to Class A common stock in the event that the initial public offering for Class B common stock does not occur. Net income used for the calculation of Diluted EPS for Class A common stock is $101,509,000 for the fiscal year ended March 31, 2002. This net income includes the remaining 15% interest in EA.com, which is directly attributable to outstanding Class B shares owned by third parties, which would be included in the Class A common stock EPS calculation in the event that the initial public offering for Class B common stock does not occur.

Due to the net loss attributable for the twelve months ended March 31, 2001 on a diluted basis to Class A Stockholders, stock options have been excluded from the Diluted EPS calculation. Had net income been reported for this period, an additional 5,971,000 shares would have been added to diluted potential common shares for Class A common stock for the twelve months ended March 31, 2001.

Due to the net loss attributable for the twelve months ended March 31, 2002 and 2001 on a diluted basis to Class B Stockholders, stock options have been excluded from the Diluted EPS calculation. Had net income been reported for these periods, an additional 842,000 and 472,000 shares, respectively, would have been added to diluted potential common shares for Class B common stock for the twelve months ended March 31, 2002 and 2001.

Excluded from the above computation of weighted-average shares for Class A diluted EPS for the fiscal years ended March 31, 2002, 2001 and 2000 were options to purchase 1,515,000, 2,705,000 and 229,000 shares of common stock, respectively, as the options' exercise price was greater than the average market price of the common shares. Class B common stock, authorized on March 22, 2000, was excluded from the Company's calculations of basic and diluted EPS for the fiscal year ended March 31, 2000 because its impact on the calculations was immaterial.

(p)  Employee Benefits
The Company has a 401(k) Plan covering substantially all of its U.S. employees. The 401(k) Plan permits the Company to make discretionary contributions to employees' accounts based on the Company's financial performance. The Company contributed $4,811,000, $1,127,000 and $1,799,000 to the Plan in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

(q)  Stock-based Compensation
The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No.
25)". The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation".

(r) Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include provisions for doubtful accounts, sales returns and allowances, long-lived assets, deferred income taxes, warranty provisions, and estimates regarding the recoverability of prepaid royalty advances and inventories. Actual results could differ from those estimates.

(s)  Reclassifications
Certain amounts have been reclassified to conform to fiscal 2002 presentation.

(2) TRACKING STOCK

On March 22, 2000, the stockholders of Electronic Arts authorized the issuance of a new series of common stock, designated as Class B common stock ("Tracking Stock"). The Tracking Stock is intended to reflect the performance of Electronic Arts' online and e-Commerce division, EA.com. As a result of the approval of the Tracking Stock Proposal, Electronic Arts' existing common stock has been re-classified as Class A common stock ("Class A Stock") and that stock reflects the performance of Electronic Arts' other businesses, EA Core.

(3) FINANCIAL INSTRUMENTS

(a) Cash and Investments
----------------------------------------------------------------
                                              As of March 31,
                                            2002          2001
----------------------------------------------------------------
                                              (in thousands)

Cash and cash equivalents:
   Cash                                   $134,577      $ 70,196
   Money market funds                      380,632       250,182
   Municipal securities                     27,189        91,879
   Commercial paper                         10,428         7,555
----------------------------------------------------------------
   Cash and cash equivalents               552,826       419,812
----------------------------------------------------------------
Short-term investments:
   Available-for-sale
    U.S. Agency bonds                      222,985             -
    Corporate bonds                          8,236         4,076
    Municipal securities                     4,489        42,604
   Held-to-maturity
    U.S. Treasury securities                 8,400             -
----------------------------------------------------------------
   Short-term investments                  244,110        46,680
----------------------------------------------------------------
Cash, cash equivalents and short-
   term investments                       $796,936      $466,492
----------------------------------------------------------------

----------------------------------------------------------------
Long-term investments:
   U.S. Treasury securities               $      -      $  8,400
----------------------------------------------------------------

Long-term and short-term held-to-maturity investments include commercial notes with original maturities of five to eight years secured by U.S. Treasury Notes which enable the Company to take advantage of certain tax incentives from its Puerto Rico operation. These investments are treated as held-to-maturity for financial reporting purposes.

The fair value of held-to-maturity securities at March 31, 2002 was $8,653,000 which included gross unrealized gains of $253,000. The fair value of held-to-maturity securities at March 31, 2001 was $8,601,000 which included gross unrealized gains of $201,000.

(b) Marketable Securities
Marketable securities are comprised of equity securities. The Company has accounted for investments in equity securities as "available-for-sale" and has stated applicable investments at fair value, with net unrealized appreciation (depreciation) reported as a separate component of accumulated other comprehensive loss in stockholders' equity. Marketable securities had an aggregate cost of $6,954,000 and $7,066,000 at March 31, 2002 and 2001,
respectively. At March 31, 2002, marketable securities included gross unrealized losses of $85,000. At March 31, 2001, marketable securities included gross unrealized gains of $2,956,000. There were no sales of marketable securities in fiscal years 2002 and 2001.

(c) Foreign Currency Forward Exchange Contracts
The Company utilizes foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, thereby limiting its risk. The Company does not use forward exchange contracts for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying transactions. Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset.

Net Loss Recognized in Other Income Relating to Fair Value Hedging of the Balance Sheet:

---------------------------------------------------------------
                                           Year Ended March 31,
                                            2002         2001
---------------------------------------------------------------
                                              (in thousands)
Gain (loss) on foreign currency
assets and liabilities                    $   991      $(26,104)
Gain (loss) on hedges of foreign
currency assets and liabilities            (1,403)       25,216
---------------------------------------------------------------
Net loss recognized in other
income                                    $  (412)     $   (888)
---------------------------------------------------------------

The Company transacts business in various foreign currencies. At March 31, 2002, the Company had foreign exchange contracts, all with maturities of less than three months, to purchase and sell approximately $226,330,000 in foreign currencies, primarily in British Pounds, European Currency Units ("Euros"), Canadian Dollars, and other currencies.

Fair value represents the difference in value of the contracts at the spot rate and the forward rate, plus the unamortized premium or discount. At March 31, 2002, fair value of these contracts is not significant. The counterparties to these contracts are substantial and creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding the Company's efforts to manage foreign exchange risk, there can be no assurances that it's hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

(4) LEASE COMMITMENTS

The Company leases certain of its current facilities and certain equipment under non-cancelable capital and operating lease agreements. The Company is required to pay property taxes, insurance and normal maintenance costs for certain of its facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Company's facilities.

In February of 1995, the Company entered into a build-to-suit lease with a financial institution on its headquarter's facility in Redwood City, California, which was extended in July of 2001 and runs through July of 2006. The Company accounted for this arrangement as an operating lease in accordance with Statement of Financial Accounting Standards No. 13 ("SFAS 13"), "Accounting for Leases", as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. The Company has an option to purchase the property (land and facilities) for $145,000,000 or, at the end of the lease, to arrange for (1) an additional extension of the lease or (2) sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $128,900,000 if the sales price is less than this amount, subject to certain provisions of the lease.

In December 2000, the Company entered into a second build-to-suit lease with a financial institution for a five year term from December 2000 to expand its headquarter's facilities and develop adjacent property adding approximately 310,000 square feet to its campus. The Company expects to complete construction in June of 2002. The Company accounted for this arrangement as an operating lease in accordance with SFAS 13, as amended. The facilities will provide space for marketing, sales and research and development. The Company has an option to purchase the property for $127,000,000 or, at the end of the lease, to arrange for (1) an extension of the lease or (2) sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $118,800,000 if the sales price is less than this amount, subject to certain provisions of the lease.

Lease rates are based upon the Commercial Paper Rate. The two lease agreements described above require the Company to maintain certain financial covenants, all of which the Company was in compliance with as of March 31, 2002.

Total future minimum lease commitments as of March 31, 2002 are:

---------------------------------------------------------
Year Ended March 31,                      (in thousands)
   2003                                           $18,288
   2004                                            15,011
   2005                                            11,354
   2006                                            10,810
   2007                                             9,122
   Thereafter                                      11,609
---------------------------------------------------------
                                                  $76,194
---------------------------------------------------------

Total rent expense for all operating leases was $25,177,000, $27,526,000 and $23,591,000, for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

(5) AMERICA ONLINE, INC. ("AOL") AGREEMENT

In November 1999, Electronic Arts Inc., EA.com and AOL entered into a five-year agreement which establishes the basis for EA.com's production of a games site on the world wide web that will be available to AOL subscribers and to users of other branded AOL properties.

The Company is required to pay to AOL $81,000,000 over the life of the five-year agreement. Of this amount, $36,000,000 was paid upon signing the agreement with the remainder due in four equal installments on the first four anniversaries of the initial payment. The Company paid AOL $11,250,000 in both fiscal 2002 and 2001. The fair value of the payments made under the AOL agreement was determined by an independent valuation and the resulting amounts are being amortized using the straight-line method (beginning with the site launch) over the remaining term of the five-year agreement. Advances of $38,597,000 and $41,462,000 are included in other long-term assets as of March 31, 2002 and 2001, respectively.

The Company made a commitment to spend $15,000,000 in offline media advertisements promoting their online games, including those on the AOL service, prior to March 31, 2005. As of March 31, 2002, the Company has spent approximately $3,500,000 against this commitment.

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

AOL Exchange Rights

AOL may exchange their Class B common stock shares for a number of Class A common stock based on the ratio of per share price paid by AOL for the Class B stock relative to $41.89. As of March 31, 2002, none of the AOL shares have been exchanged for Class A common stock.

(6)  CONCENTRATION OF CREDIT RISK

The Company extends credit to various companies in the retail and mass merchandising industry. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company's overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of its customers and reserves for potential credit losses are maintained. For the fiscal year ended March 31, 2002, the Company had receivable balances from one customer which represented 13% of total gross accounts receivables. For the fiscal years ended March 31, 2001 and 2000, there were no customers with receivable balances greater than 10% of total gross accounts receivables.

Short-term investments are placed with high credit-quality financial institutions or in short-duration high quality securities. The Company limits the amount of credit exposure in any one institution or type of investment instrument.

(7)  LITIGATION

The Company is subject to pending claims and litigation. Management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits would not have a material adverse effect upon the consolidated financial condition or results of operations of the Company.

(8)  PREFERRED STOCK

At March 31, 2002 and 2001, the Company had 10,000,000 shares of Preferred Stock authorized but unissued. The rights, preferences, and restrictions of the Preferred Stock may be designated by the Board of Directors without further action by the Company's stockholders.

(9)  TREASURY STOCK

In September 2001, the Board of Directors approved a plan to purchase up to two million shares of the Company's Class A common stock. For the fiscal year ended March 31, 2002, the Company repurchased 280,000 shares for approximately $11,922,000 under the program. In February 2002, all of the 280,000 shares were retired.

(10) STOCK PLANS

(a) Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan program whereby eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares at 85% of the lower of the fair market value of the Class A Common Stock on the date of commencement of the offering or on the last day of the six-month purchase period. The program commenced in September 1991. A new Employee Stock Purchase Plan program was approved by the Board of Directors in May 2000 and commenced in August 2000. In addition, the Company has a stock purchase plan which was adopted without stockholder approval, the International Employee Stock Purchase Plan. The International Employee Stock Purchase Plan was adopted by the Board of Directors in June 1996 and amended in October 1998, February 1999 and February 2002 and is in all material respects identical to the Employee Stock Purchase Plan approved by the stockholders for US employees. In fiscal 2002, 313,240 shares were purchased by the Company and distributed to employees at prices ranging from $42.45 to $45.05. In fiscal 2001, 350,164 shares were purchased by the Company and distributed to employees at prices ranging from $29.14 to $42.50. In fiscal 2000, 491,046 shares were purchased by the Company and distributed to employees at prices ranging from $16.21 to $29.14. The weighted average fair value of the fiscal 2002, fiscal 2001 and fiscal 2000 awards was $18.88, $18.31 and $10.00, respectively. At March 31, 2002, the Company had 1,009,673 shares of Class A Common Stock reserved for future issuance under the Plans.

(b) Stock Option Plans
The Company's 2000 Class A Equity Incentive Plan, 1995 Stock Option Plan, and Directors' Plan ("Option Plans") provide options for employees, officers and directors to purchase the Company's Class A common stock. Pursuant to these Option Plans, the Board of Directors may grant non-qualified and incentive stock options to employees and officers and non-qualified options to directors, at not less than the fair market value on the date of grant.

At the Company's Annual Meeting of Stockholders, held on August 1, 2001, the stockholders elected to amend the 2000 Class A Equity Incentive Plan to increase by 6,000,000 the number of shares of the Company's Class A common stock reserved for issuance under the Plan.

Under the Company's stock option plans, 246,000 shares were reissued from treasury stock in fiscal 2000. No shares were distributed from reissued treasury stock in fiscal 2002 or 2001.

Together with the Tracking Stock Proposal, the stockholders approved the Electronic Arts Inc. 2000 Class B Equity Incentive Plan. The Class B equity plan allows the award of stock options or restricted stock for up to an aggregate of 6,000,000 shares of Class B common stock. The Class B plan includes a provision for automatic option grants to the Company's outside directors. As of March 31, 2002 there were 225,000 restricted shares issued under the Class B equity plan.

The options generally expire ten years from the date of grant and are generally exercisable in monthly increments over 50 months. Class B common stock grants will generally vest over 50 months with 2% vesting per month.

In the fiscal year 2001, the Board of Directors approved the Key Partner Class B Equity Incentive Program which allows for the issuance of warrants to key business partners to purchase up to 750,000 shares of Class B common stock. As of March 31, 2002, there were 121,000 warrants outstanding under this program. These warrants expire not later than five years from issuance.

The Company has an equity compensation stock plan which was adopted without stockholder approval, the Celebrity and Artist Stock Option Plan. The Celebrity and Artist Stock Option Plan was adopted by the Board of Directors in July 1994 and amended in May 1997, October 1997, September 1998 and July 1999. The terms under this plan are substantially similar to the terms of the 2000 Class A Equity Incentive Plan.

The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock Based Compensation". Accordingly, no compensation expense has been recognized for options granted under the Company's employee-based stock option plans. Had compensation expense been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, the Company's pro forma net income (loss) and net income (loss) per share for fiscal 2002, 2001 and 2000 would have been:

Consolidated
(In thousands, except per share data)
-----------------------------------------------------------------
                                    2002        2001         2000
-----------------------------------------------------------------
Net income (loss):
   As reported                  $101,509    $(11,082)    $116,751
   Pro forma                    $ 27,913    $(69,350)    $ 78,380

Earnings per share:
   As reported - basic               N/A         N/A     $   0.93
   Pro forma - basic                 N/A         N/A     $   0.62
   As reported - diluted             N/A         N/A     $   0.88
   Pro forma - diluted               N/A         N/A     $   0.60
-----------------------------------------------------------------


Class A Common Stock
(In thousands, except per share data)
-----------------------------------------------------------------
                                    2002        2001         2000
-----------------------------------------------------------------
Net income (loss):
   As reported - basic          $124,256    $ 11,944          N/A
   Pro forma - basic            $ 51,505    $(45,493)         N/A
   As reported - diluted        $101,509    $(11,082)         N/A
   Pro forma - diluted          $ 27,913    $(69,350)         N/A

Earnings (loss) per share:
   As reported - basic          $   0.91    $   0.09          N/A
   Pro forma - basic            $   0.38    $  (0.35)         N/A
   As reported - diluted        $   0.71    $  (0.08)         N/A
   Pro forma - diluted          $   0.20    $  (0.53)         N/A
-----------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions are used for grants made in 2002, 2001 and 2000 under the stock plans: risk-free interest rates of 2.22% to 4.51% in 2002; 4.59% to 6.55% in 2001; and 4.93% to
6.54% in 2000; expected volatility of 72% in fiscal 2002, 74% in fiscal 2001 and 65% in fiscal 2000; expected lives of 2.25 years in fiscal 2002, 2.32 years in fiscal 2001 and 2.29 years in fiscal 2000 under the Option Plans and one year for the Employee Stock Purchase Plan. No dividends are assumed in the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized when they occur.

Class B Common Stock
(In thousands, except per share data)
-----------------------------------------------------------------
                                    2002        2001         2000
-----------------------------------------------------------------
Net loss:
   As reported                  $(22,747)   $(23,026)         N/A
   Pro forma                    $(23,592)   $(23,857)         N/A

Loss per share:
   As reported - basic          $  (3.77)   $  (3.83)         N/A
   Pro forma - basic            $  (3.92)   $  (3.97)         N/A
   As reported - diluted        $  (3.77)   $  (3.83)         N/A
   Pro forma - diluted          $  (3.92)   $  (3.97)         N/A
-----------------------------------------------------------------

The fair value of each Class B option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used were the same as those for Class A.

Additional information regarding options outstanding for Class A as of March 31, 2002 is as follows:

                                                   Options Outstanding                Options Exercisable
                                      -----------------------------------------------------------------------
                                                        Weighted-
                                                          Average     Weighted-                     Weighted-
                                                        Remaining       Average                       Average
                                         Number of    Contractual      Exercise      Number of       Exercise
Range of Exercise Prices                    Shares           Life         Price         Shares          Price
-------------------------------------------------------------------------------------------------------------
$  0.995 - $ 14.938                      2,467,771           3.72        $11.88      2,460,911         $11.88
  15.000 -   18.563                      2,320,347           5.05         17.34      1,444,878          17.00
  19.000 -   23.563                      2,582,951           6.41         21.81      1,960,239          21.82
  23.625 -   28.500                        503,344           6.97         26.25        328,980          26.17
  28.969 -   29.875                      2,848,273           7.40         29.82      1,490,328          29.82
  30.844 -   44.500                      2,586,540           8.32         39.55        854,492          38.48
  44.688 -   46.540                      2,796,244           9.33         46.47        377,795          46.33
  46.938 -   49.500                      3,153,199           8.51         49.30      1,009,540          49.32
  49.688 -   57.040                      2,888,196           9.17         54.94        215,854          53.91
  57.170 -   63.130                        670,795           9.39         59.35         81,056          59.23
-------------------------------------------------------------------------------------------------------------
$  0.995 - $ 63.130                     22,817,660           7.42        $35.51     10,224,073         $26.04
=============================================================================================================

Additional information regarding options outstanding for Class B as of March 31, 2002 is as follows:

                                                   Options Outstanding                Options Exercisable
                                      -----------------------------------------------------------------------
                                                        Weighted-
                                                          Average     Weighted-                     Weighted-
                                                        Remaining       Average                       Average
                                         Number of    Contractual      Exercise      Number of       Exercise
Range of Exercise Prices                    Shares           Life         Price         Shares          Price
-------------------------------------------------------------------------------------------------------------
$  9.000                                 2,611,719           8.00        $ 9.00      1,553,510         $ 9.00
  10.000                                    65,275           8.34         10.00         27,952          10.00
  12.000                                 1,484,171           8.96         12.00        425,937          12.00
-------------------------------------------------------------------------------------------------------------
$  9.000 - $ 12.000                      4,161,165           8.35        $10.09      2,007,399         $ 9.65
=============================================================================================================

The following summarizes the activity under the Company's Class A stock option plans during the fiscal years ended March 31, 2002, 2001 and 2000:

                                                              ----------------------------------------------
                                                                           Options Outstanding
                                                              ----------------------------------------------
                                                                                            Weighted-Average
                                                                            Shares            Exercise Price
                                                              ----------------------------------------------
Balance at March 31, 1999                                               22,878,518                    $15.33
Granted                                                                  7,815,952                     31.92
Canceled                                                                (1,721,172)                    21.68
Exercised                                                               (6,039,390)                    12.42
                                                              ----------------------------------------------
Balance at March 31, 2000 (8,907,324 shares were
exercisable at a weighted average price of $14.93)                      22,933,908                     21.30
Granted                                                                  5,851,961                     46.05
Canceled                                                                (1,746,449)                    15.71
Exercised                                                               (5,495,281)                    31.15
                                                              ----------------------------------------------
Balance at March 31, 2001 (8,902,789 shares were
exercisable at a weighted average price of $20.55)                      21,544,139                     28.66
Granted                                                                  6,313,776                     51.29
Canceled                                                                (1,358,690)                    36.14
Exercised                                                               (3,681,565)                    22.27
                                                              ----------------------------------------------
Balance at March 31, 2002                                               22,817,660                    $35.51
                                                              ----------------------------------------------
Options available for grant at March 31, 2002                            3,510,216

The following summarizes the activity under the Company's Class B stock option plan during the fiscal years ended March 31, 2002 and 2001:

                                                              ----------------------------------------------
                                                                           Options Outstanding
                                                              ----------------------------------------------
                                                                                            Weighted-Average
                                                                            Shares            Exercise Price
                                                              ----------------------------------------------
Balance at March 31, 2000                                                        -                    $    -
Granted                                                                  5,785,792                      9.62
Canceled                                                                  (429,310)                     9.28
Exercised                                                                 (250,000)                     9.00
                                                              ----------------------------------------------
Balance at March 31, 2001 (21,990 shares were exercisable
at a weighted average price of $9.57)                                    5,106,482                      9.68
Granted                                                                    977,983                     12.00
Canceled                                                                (1,923,220)                     9.99
Exercised                                                                      (80)                     9.00
                                                              ----------------------------------------------
Balance at March 31, 2002                                                4,161,165                    $10.09
                                                              ----------------------------------------------
Options available for grant at March 31, 2002                            2,363,755

(11) PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2002 and 2001 consisted of:

-----------------------------------------------------------------
                                              2002         2001
-----------------------------------------------------------------
                                               (in thousands)
Computer equipment and software            $ 319,893    $ 310,147
Buildings                                     97,939       94,784
Land                                          44,911       44,721
Office equipment, furniture and
   fixtures                                   31,915       32,569
Leasehold improvements                        15,463       13,483
Warehouse equipment and other                  5,396        4,319
-----------------------------------------------------------------
                                             515,517      500,023
Less accumulated depreciation and
   amortization                             (206,690)    (162,824)
-----------------------------------------------------------------
                                           $ 308,827    $ 337,199
-----------------------------------------------------------------

Depreciation and amortization expenses associated with property and equipment amounted to $67,619,000, $50,345,000 and $34,736,000 for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

(12) ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities at March 31, 2002 and 2001 consisted of:

-----------------------------------------------------------------
                                             2002         2001
-----------------------------------------------------------------
                                               (in thousands)
Accrued income taxes                       $ 94,444     $ 42,371
Accrued compensation and benefits            87,985       75,603
Accrued expenses                             87,104       73,997
Accrued royalties                            77,590       55,997
Deferred revenue                             13,286       16,967
Warranty reserve                              4,010        2,030
----------------------------------------------------------------
                                           $364,419     $266,965
----------------------------------------------------------------

(13) BUSINESS COMBINATIONS

(a) Pogo Corporation

On February 28, 2001, EA.com acquired Pogo Corporation (now referred to as "Pogo") for $43,333,000, including an initial investment of $42,000,000 and the redemption of Pogo preferred stock of $1,333,000. Pogo operates an ad-supported games service that reaches a broad consumer market. Pogo's internet-based family games focus on easy-to-play card, board and puzzle games.

The acquisition has been accounted for under the purchase method. The results of operations of Pogo and the estimated fair market values of the acquired assets and liabilities have been included in the consolidated financial statements from the date of acquisition. The adjusted allocation of the excess purchase price over the net tangible assets acquired was $40,516,000, of which, based on management's estimates prepared in conjunction with a third party valuation consultant, $2,719,000 was allocated to purchased in-process research and development and $37,797,000 was allocated to other intangible assets. Amounts allocated to other intangibles include goodwill of $16,927,000, existing technology of $12,505,000, and other intangibles of $8,365,000. The allocation of intangible assets is being amortized on a straight-line basis over lives ranging from three to seven years.

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

Pogo had various projects in progress at the time of the acquisition. As of the acquisition date, costs to complete Pogo projects acquired were expected to be approximately $1,200,000 in future periods. During fiscal 2002, all of these development projects were completed and launched on Pogo gamesites. In conjunction with the acquisition of Pogo, the Company accrued approximately $100,000 related to direct transaction costs and other related costs.

The purchase price for the Pogo transaction was allocated to assets acquired and liabilities assumed as set forth below (in thousands):

---------------------------------------------------
Current assets                              $ 3,048
Fixed assets                                  4,998
Other long-term assets                        1,969
In-process technology                         2,719
Goodwill and other intangibles               37,797
Liabilities                                  (7,198)
---------------------------------------------------
Total cash paid                             $43,333
---------------------------------------------------

The following table reflects unaudited pro forma combined results of operations of the Company and Pogo on the basis that the acquisition had taken place on April 1, 1999 (in thousands, except per share data):

----------------------------------------------------------------------
                                            As Reported      Pro Forma
----------------------------------------------------------------------
Fiscal Year Ended March 31, 2001
--------------------------------
Net revenues                                $1,322,273      $1,336,654
Class A common stock:
Net income (loss):
  Basic                                     $   11,944      $      475
  Diluted                                   $  (11,082)     $  (26,292)
Net income (loss) per share:
  Basic                                     $     0.09      $     0.00
  Diluted                                   $    (0.08)     $    (0.20)
Number of shares used in computation:
  Basic                                        131,404         131,404
  Diluted                                      132,056         132,056

Class B common stock:
Net loss, net of retained
interest in EA.com                          $  (23,026)     $  (26,767)
Net loss per share:
  Basic                                     $    (3.83)     $    (4.45)
  Diluted                                   $    (3.83)     $    (4.45)
Number of shares used in computation:
  Basic                                          6,015           6,015
  Diluted                                        6,015           6,015

----------------------------------------------------------------------
Fiscal Year Ended March 31, 2000
--------------------------------
Net revenues                                $1,420,011      $1,422,340
Net income                                  $  116,751      $  107,285
Net income per share:
  Basic                                     $     0.93      $     0.85
  Diluted                                   $     0.88      $     0.81
Number of shares used in computation:
  Basic                                        125,660         125,660
  Diluted                                      132,742         132,742
----------------------------------------------------------------------

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 2000 or of future operations of the combined companies under the ownership and management of the Company.

(b) Kesmai

On February 7, 2000, the Company acquired Kesmai Corporation (now referred to as "Kesmai") from News America Corporation ("News Corp") in exchange for $22,500,000 in cash and approximately 206,000 shares of its existing common stock valued at $8,650,000. The Company granted 5 percent of the initial equity attributable to EA.com to News Corp, adjusting the total common stock consideration relating to the acquisition by $703,000 to $9,353,000. The Company has contributed Kesmai to EA.com.

The Company also agreed to spend $12,500,000 through the period ended June 1, 2002 in advertising with News Corp or any of its affiliates. In addition, if certain conditions are met, including that a qualified public offering of Class B common stock does not occur within twenty-four months of News Corp's purchase of such shares and all of the Class B outstanding shares have been converted to Class A common stock, then (1) News Corp has the right to (i) exchange Class B common stock for approximately 206,000 shares of Class A common stock, and (ii) receive cash from Electronic Arts in the amount of $9,650,000, and (2) the Company will agree to spend an additional $11,675,000 in advertising with News Corp and its affiliates.

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

As part of the restructuring plan announced in fiscal 2002 for EA.com, the Company evaluated its intangibles for impairment in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company assessed the recoverability of its intangibles by determining whether the carrying amount of the assets was recoverable through estimated future undiscounted net cash flows. The Company calculated the impairment loss as the amount that the carrying value of the asset exceeded the discounted future cash flows. The Company recorded in restructuring and asset impairment charges a write-off of $1,014,000 related to certain other intangibles associated with Kesmai. These intangibles had remaining lives ranging from 15 to 39 months.

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

Kesmai had various projects in progress at the time of the acquisition. As of the acquisition date, costs to complete Kesmai projects acquired were approximately $10,550,000 in future periods. During fiscal 2002 and fiscal 2001, all of these development projects were completed and launched on the EA.com gamesites. The resources were redirected to ongoing live game operations or to building the EA.com publishing platform. As a result, the Company does not anticipate incurring significant future development costs in relation to these projects after fiscal 2002. In conjunction with the acquisition of Kesmai, the Company accrued approximately $200,000 related to direct transaction costs and other related costs.

The purchase price for the Kesmai transaction was allocated to assets acquired and liabilities assumed as set forth below (in thousands):

-----------------------------------------------------------------
Current assets                                            $   605
Fixed assets (net of depreciation)                            759
In-process technology                                       3,869
Goodwill and other intangibles                             28,946
Liabilities                                                (2,326)
-----------------------------------------------------------------
Total cash and stock paid                                 $31,853
-----------------------------------------------------------------

The following table reflects unaudited pro forma combined results of operations of the Company and Kesmai on the basis that the acquisition had taken place on April 1, 1999 (in thousands, except per share data):

                                                       Year Ended
                                                   March 31, 2000
-----------------------------------------------------------------
Net revenues                                           $1,421,313
Net income                                             $  113,996
Net income per share - basic                           $     0.91
Net income per share - diluted                         $     0.86
Number of shares used in computation
- basic                                                   125,660
Number of shares used in computation
- diluted                                                 132,742
-----------------------------------------------------------------

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 2000 or of future operations of the combined companies under the ownership and management of the Company.

(c)  Square Co., Ltd.

In May 1998, the Company and Square Co., Ltd. ("Square"), a leading developer and publisher of entertainment software in Japan, completed the formation of two new joint ventures in North America and Japan. In North America, the companies formed Square Electronic Arts, LLC ("Square EA"), which has exclusive publishing rights in North America for future interactive entertainment titles created by Square. Additionally, the Company has the exclusive right to distribute in North America products published by this joint venture. Either party may terminate the existence of Square EA and the distribution agreement effective March 31, 2003. The Company contributed $3,000,000 and owns a 30% minority interest in this joint venture while Square owns 70%. This joint venture is accounted for under the equity method.

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

(d)  Other Business Combinations

Additionally, during the fiscal year ended March 31, 2000, the Company acquired two software development companies. In connection with these acquisitions, the Company incurred a charge of $2,670,000 for acquired in-process technology. The charge was made after the Company concluded that the in-process technology had not reached technological feasibility and had no alternative future use after taking into consideration the potential for usage of the software in different products and resale of the software.

(14) INCOME TAXES

The Company's pretax income (loss) from operations for the fiscal years ended March 31, 2002, 2001 and 2000 consisted of the following components:

----------------------------------------------------------------
(in thousands)                    2002         2001         2000
----------------------------------------------------------------

Domestic                      $ 17,020     $(27,166)    $104,096
Foreign                        131,267       13,736       65,718
----------------------------------------------------------------
Total pretax income
(loss)                        $148,287     $(13,430)    $169,814
----------------------------------------------------------------

Income tax expense (benefit) for the fiscal years ended March 31, 2002, 2001 and 2000 consisted of:

====================================================================
(in thousands)                    Current     Deferred      Total
--------------------------------------------------------------------

2002:
   Federal                        $60,728    $(44,277)     $ 16,451
   State                            1,048        (672)          376
   Foreign                          4,306       2,295         6,601
   Charge in lieu of taxes
    from employee stock
    plans for Class A              22,541           -        22,541
--------------------------------------------------------------------
                                  $88,623    $(42,654)     $ 45,969
--------------------------------------------------------------------

2001:
   Federal                        $(4,233)   $(19,975)     $(24,208)
   State                              582     (13,809)      (13,227)
   Foreign                          6,981         541         7,522
   Charge in lieu of taxes
     from employee stock
     plans for Class A             25,750           -        25,750
--------------------------------------------------------------------
                                  $29,080    $(33,243)     $ (4,163)
--------------------------------------------------------------------

2000:
   Federal                        $ 2,766    $  3,231      $  5,997
   State                              299         859         1,158
   Foreign                         15,573      (2,649)       12,924
   Charge in lieu of taxes
     from employee stock
     plans                         32,563           -        32,563
--------------------------------------------------------------------
                                  $51,201    $  1,441      $ 52,642
--------------------------------------------------------------------

The components of the net deferred tax assets as of March 31, 2002 and 2001 consist of:

====================================================================
(in thousands)                                  2002        2001
--------------------------------------------------------------------
Deferred tax assets:
  Accruals, reserves and other
   expenses                                 $ 53,891     $ 76,603
  Net operating loss carryforwards            50,174        6,662
  Tax credits                                 46,118       27,066
--------------------------------------------------------------------
      Total                                  150,183      110,331
--------------------------------------------------------------------

Deferred tax liabilities:
  Undistributed earnings of DISC                (913)      (1,189)
  Prepaid royalty expenses                   (11,342)     (44,678)
  Fixed assets                               (35,266)      (4,456)
--------------------------------------------------------------------
      Total                                  (47,521)     (50,323)
--------------------------------------------------------------------
      Net deferred tax asset                $102,662     $ 60,008
--------------------------------------------------------------------

At March 31, 2002, deferred tax assets of $38,597,000 and $64,065,000 were included in other current assets and other assets, respectively.

At March 31, 2002, the Company had Federal net operating loss carryforwards of approximately $127,000,000 for income tax reporting purposes, which expire in 2021 and 2022. The Company also had state net operating loss carryforwards of approximately $177,000,000 for income tax reporting purposes, which expire beginning in 2006.

The Company also has research and experimental tax credits aggregating approximately $25,000,000 and $10,000,000 for federal and California purposes, respectively. The federal credit carryforwards expire from 2006 to 2022. The California credits carry over indefinitely until utilized. The Company also has foreign tax credit carryforwards of approximately $10,500,000, which expire from 2003 to 2007.

The differences between the statutory income tax rate and the Company's effective tax rate, expressed as a percentage of income (loss) before provision for (benefit from) income taxes, for the years ended March 31, 2002, 2001 and 2000 were as follows:

====================================================================
                                         2002       2001      2000
--------------------------------------------------------------------
Statutory Federal tax rate               35.0%    (35.0%)    35.0%
State taxes, net of Federal
benefit                                   1.5%    (10.0%)     1.5%
Differences between statutory
   rate and foreign effective tax
   rate                                  (3.0%)    20.2%     (2.8%)
Research and development credits         (3.4%)    (4.7%)    (1.7%)
Other                                     0.9%     (1.5%)    (1.0%)
--------------------------------------------------------------------
                                         31.0%    (31.0%)    31.0%
--------------------------------------------------------------------

The Company provides for U.S. taxes on an insignificant portion of the undistributed earnings of its foreign subsidiaries and does not provide taxes on the remainder. The Company has not provided for Federal income tax on approximately $259,000,000 of undistributed earnings of its foreign subsidiaries, since the Company intends to reinvest this amount in foreign subsidiary operations indefinitely.

At March 31, 2002, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Company's U.S. income tax returns for the years 1992 through 1995 have been examined by the Internal Revenue Service (IRS). In 1998, the Company received a notice of deficiencies from the IRS. These deficiencies relate primarily to operations in Puerto Rico, which the Company is contesting in Tax Court. The Company substantially prevailed with respect to the principal issues at the Tax Court level. The time for the IRS to appeal has not yet expired. The Company believes that additional liabilities, if any, that arise from the outcome of this examination will not be material to the Company's consolidated financial statements.

(15) INTEREST AND OTHER INCOME, NET

Interest and other income, net for the years ended March 31, 2002, 2001 and 2000 consisted of:

=================================================================
(in thousands)                        2002       2001       2000
-----------------------------------------------------------------

Interest income                    $16,691    $17,903    $13,744
Gain (loss) on disposition of
   assets, net                        (131)    (1,778)     8,339
Foreign currency losses               (412)      (888)    (1,781)
Foreign currency cost of
   hedging                          (3,032)         -          -
Equity in net gain of
   affiliates                        2,999        820      1,138
Other income (expense), net         (3,267)       829     (5,412)
-----------------------------------------------------------------
                                   $12,848    $16,886    $16,028
-----------------------------------------------------------------

(16) Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires classification of other comprehensive income in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income includes primarily foreign currency translation adjustments and unrealized gains (losses) on investments.

The change in the components of comprehensive income, net of tax, is summarized as follows (in thousands):

==================================================================

                             Foreign    Unrealized        Accumu-
                            currency         gains    lated other
                         translation   (losses) on     comprehen-
                         adjustments   investments      sive loss
------------------------------------------------------------------
Balance at March
31, 1999                   $ (5,841)      $ 3,274       $ (2,567)
Other
comprehensive loss             (339)       (3,455)        (3,794)
------------------------------------------------------------------
Balance at March
31, 2000                     (6,180)         (181)        (6,361)
Other
comprehensive
income (loss)                (9,439)        3,097         (6,342)
------------------------------------------------------------------
Balance at March
31, 2001                    (15,619)        2,916        (12,703)
Other
comprehensive
income (loss)                 1,453        (3,474)        (2,021)
------------------------------------------------------------------
Balance at March
31, 2002                   $(14,166)      $  (558)      $(14,724)
------------------------------------------------------------------

Change in unrealized gains (losses) on investments, net are shown net of taxes of $(1,561,000), $1,391,000 and $(1,553,000) in fiscal 2002, 2001 and 2000, respectively.

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

(18) SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information", establishes standards for the reporting by public business enterprises of information about product lines, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

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

Information about Electronic Arts business segments is presented below for the fiscal years ended March 31, 2002, 2001 and 2000 (in thousands):

-------------------------------------------------------------------------------------------------------------------------
                                                                           Year Ended March 31, 2002
                                                   ----------------------------------------------------------------------
                                                             EA Core                 Adjustments and
                                                      (excl. EA.com)        EA.com      Eliminations      Electronic Arts
-------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                $  1,647,502    $   77,173        $        -           $1,724,675
Group sales                                                    4,016             -            (4,016)/(a)/              -
                                                   ----------------------------------------------------------------------
       Total net revenues                                  1,651,518        77,173            (4,016)           1,724,675
                                                   ----------------------------------------------------------------------
Cost of goods sold from unaffiliated customers               794,738        12,873                 -              807,611
Group cost of goods sold                                           -         4,016            (4,016)/(a)/              -
                                                   ----------------------------------------------------------------------
       Total cost of goods sold                              794,738        16,889            (4,016)             807,611
                                                   ----------------------------------------------------------------------
Gross profit                                                 856,780        60,284                 -              917,064
Operating expenses:
    Marketing and sales                                      202,749        20,496            17,864 /(c)/        241,109
    General and administrative                                96,919        10,140                 -              107,059
    Research and development                                 257,762        59,892            70,082 /(b)/        387,736
    Network development and support                                -        59,483           (59,483)/(b)/              -
    Customer relationship management                               -        10,599           (10,599)/(b)/              -
    Carriage fee                                                   -        17,864           (17,864)/(c)/              -
    Amortization of intangibles                               12,888        12,530                 -               25,418
    Restructuring and asset impairment charges                     -        20,303                 -               20,303
                                                   ----------------------------------------------------------------------
Total operating expenses                                     570,318       211,307                 -              781,625
                                                   ----------------------------------------------------------------------
Operating income (loss)                                      286,462      (151,023)                -              135,439
Interest and other income (expense), net                      13,472          (624)                -               12,848
                                                   ----------------------------------------------------------------------
Income (loss) before provision for income
    taxes and minority interest                              299,934      (151,647)                -              148,287
Provision for income taxes                                    45,969             -                 -               45,969
                                                   ----------------------------------------------------------------------
Income (loss) before minority interest                       253,965      (151,647)                -              102,318
Minority interest in consolidated joint venture                 (809)            -                 -                 (809)
                                                   ----------------------------------------------------------------------
Net income (loss) before retained interest in
    EA.com                                              $    253,156    $ (151,647)       $        -           $  101,509
=========================================================================================================================

Interest income                                         $     16,641    $       50        $        -           $   16,691
Depreciation and amortization                                 51,673        59,228                 -              110,901
Identifiable assets                                        1,529,422       169,952                 -            1,699,374
Capital expenditures                                          38,406        13,112                 -               51,518

-------------------------------------------------------------------------------------------------------------------------
                                                                           Year Ended March 31, 2001
                                                     --------------------------------------------------------------------
                                                            EA Core                  Adjustments and
                                                     (excl. EA.com)         EA.com      Eliminations      Electronic Arts
-------------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers                $ 1,280,172     $   42,101         $       -          $ 1,322,273
Group sales                                                   2,658              -            (2,658)/(a)/              -
                                                     --------------------------------------------------------------------
       Total net revenues                                 1,282,830         42,101            (2,658)           1,322,273
                                                     --------------------------------------------------------------------
Cost of goods sold from unaffiliated customers              640,239         12,003                 -              652,242
Group cost of goods sold                                          -          2,658            (2,658)/(a)/              -
                                                     --------------------------------------------------------------------
       Total cost of goods sold                             640,239         14,661            (2,658)             652,242
                                                     --------------------------------------------------------------------
Gross profit                                                642,591         27,440                 -              670,031
Operating expenses:
    Marketing and sales                                     163,928         12,475             8,933 /(c)/        185,336
    General and administrative                               93,885         10,156                 -              104,041
    Research and development                                248,534         77,243            63,151 /(b)/        388,928
    Network development and support                               -         51,794           (51,794)/(b)/              -
    Customer relationship management                              -         11,357           (11,357)/(b)/              -
    Carriage fee                                                  -          8,933            (8,933)/(c)/              -
    Amortization of intangibles                              12,829          6,494                 -               19,323
    Charge for acquired in-process technology                     -          2,719                 -                2,719
                                                     --------------------------------------------------------------------
Total operating expenses                                    519,176        181,171                 -              700,347
                                                     --------------------------------------------------------------------
Operating income (loss)                                     123,415       (153,731)                -              (30,316)
Interest and other income, net                               16,659            227                 -               16,886
                                                     --------------------------------------------------------------------
Income (loss) before benefit from income
    taxes and minority interest                             140,074       (153,504)                -              (13,430)
Benefit from income taxes                                    (4,163)             -                 -               (4,163)
                                                     --------------------------------------------------------------------
Income (loss) before minority interest                      144,237       (153,504)                -               (9,267)
Minority interest in consolidated joint venture              (1,815)             -                 -               (1,815)
-------------------------------------------------------------------------------------------------------------------------
Net income (loss) before retained interest in
    EA.com                                              $   142,422     $ (153,504)        $       -          $   (11,082)
=========================================================================================================================

Interest income                                         $    17,809     $       94         $       -          $    17,903
Depreciation and amortization                                45,382         33,219                 -               78,601
Identifiable assets                                       1,167,846        211,072                 -            1,378,918
Capital expenditures                                         51,460         68,887                 -              120,347

-----------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended March 31, 2000
                                                   --------------------------------------------------------------------
                                                          EA Core                 Adjustments and
                                                   (excl. EA.com)         EA.com     Eliminations      Electronic Arts
-----------------------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated customers            $   1,399,093      $  20,918      $         -         $  1,420,011
Group sales                                                 2,014              -           (2,014)/(a)/
                                                   --------------------------------------------------------------------
       Total net revenues                               1,401,107         20,918           (2,014)           1,420,011
                                                   --------------------------------------------------------------------
Cost of goods sold from unaffiliated customers            700,024          4,678                -              704,702
Group cost of goods sold                                        -          2,014           (2,014)/(a)/              -
                                                   --------------------------------------------------------------------
       Total cost of goods sold                           700,024          6,692           (2,014)             704,702
                                                   --------------------------------------------------------------------
Gross profit                                              701,083         14,226                -              715,309
Operating expenses:
    Marketing and sales                                   185,714          2,897                -              188,611
    General and administrative                             87,513          4,905                -               92,418
    Research and development                              205,933         34,716           21,317 /(b)/        261,966
    Network development and support                             -         17,993          (17,993)/(b)/              -
    Customer relationship management                            -          3,324           (3,324)/(b)/              -
    Amortization of intangibles                            10,866          1,123                -               11,989
    Charge for acquired in-process technology               2,670          3,869                -                6,539
                                                   --------------------------------------------------------------------
Total operating expenses                                  492,696         68,827                -              561,523
                                                   --------------------------------------------------------------------
Operating income (loss)                                   208,387        (54,601)               -              153,786
Interest and other income, net                             16,017             11                -               16,028
                                                   --------------------------------------------------------------------
Income (loss) before provision for income
    taxes and minority interest                           224,404        (54,590)               -              169,814
Provision for income taxes                                 52,642              -                -               52,642
                                                   --------------------------------------------------------------------
Income (loss) before minority interest                    171,762        (54,590)               -              117,172
Minority interest in consolidated joint venture              (421)             -                -                 (421)
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $     171,341     $  (54,590)     $         -         $    116,751
=======================================================================================================================

Interest income                                     $      13,733     $       11      $         -         $     13,744
Depreciation and amortization                              39,818          6,907                -               46,725
Identifiable assets                                     1,085,411        106,901                -            1,192,312
Capital expenditures                                       97,279         37,605                -              134,884

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

Information about Electronic Arts' operations in the North America and foreign areas for the fiscal years ended March 31, 2002, 2001 and 2000 is presented below:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Asia
(in thousands)                                                                Pacific
                                                   North                   (excluding
                                                 America         Europe        Japan)        Japan    Eliminations          Total
                                          ----------------------------------------------------------------------------------------
Fiscal 2002
Net revenues from unaffiliated
   customers                              $    1,093,244     $  519,458    $   53,376     $ 58,597    $          -    $ 1,724,675
Intercompany revenues                              2,411         37,533         8,755           55         (48,754)             -
                                          ---------------------------------------------------------------------------------------
   Total net revenues                          1,095,655        556,991        62,131       58,652         (48,754)     1,724,675
                                          =======================================================================================
Operating income                                   8,328        121,058         2,277        3,401             375        135,439
Interest income                                   14,440          2,010           241            -               -         16,691
Depreciation and amortization                     95,395         13,768         1,091          647               -        110,901
Capital expenditures                              39,259         10,350         1,038          871               -         51,518
Identifiable assets                            1,325,939        333,825        21,435       18,175               -      1,699,374
Long-lived assets                                348,120        158,500         4,469        4,428               -        515,517
Fiscal 2001
Net revenues from unaffiliated
   customers                              $      831,924     $  386,728    $   51,039     $ 52,582    $          -    $ 1,322,273
Intercompany revenues                             11,915         30,996        13,040        3,802         (59,753)             -
                                          ---------------------------------------------------------------------------------------
   Total net revenues                            843,839        417,724        64,079       56,384         (59,753)     1,322,273
                                          =======================================================================================
Operating income (loss)                          (31,996)        (8,914)        2,962        7,437             195        (30,316)
Interest income                                   14,230          3,271           402            -               -         17,903
Depreciation and amortization                     71,501          6,510           275          315               -         78,601
Capital expenditures                             103,048         15,535         1,104          660               -        120,347
Identifiable assets                            1,034,625        300,196        20,364       23,733               -      1,378,918
Long-lived assets                                334,398        154,832         3,807        3,806               -        496,843
Fiscal 2000
Net revenues from unaffiliated
   customers                              $      846,637     $  486,816    $   53,187     $ 33,371    $          -    $ 1,420,011
Intercompany revenues                             28,701         30,440         9,059            -         (68,200)             -
                                          ---------------------------------------------------------------------------------------
   Total net revenues                            875,338        517,256        62,246       33,371         (68,200)     1,420,011
                                          =======================================================================================
Operating income                                 101,919         50,828         1,498        1,921          (2,380)       153,786
Interest income                                   11,775          1,755           214            -               -         13,744
Depreciation and amortization                     35,114          9,968           473        1,170               -         46,725
Capital expenditures                              78,298         54,379         1,447          760               -        134,884
Identifiable assets                              734,626        418,034        18,019       21,633               -      1,192,312
Long-lived assets                                244,845        154,475         3,306        3,975               -        406,601

Electronic Arts had sales to one customer which represented 14% of total net revenues in fiscal 2002 and 12% of total net revenues in fiscal 2001 and 2000.

Information about Electronic Arts' net revenues by product line for the fiscal years ended March 31, 2002, 2001 and 2000 is presented below (in thousands):

-----------------------------------------------------------------------------
                                    2002              2001            2000
-----------------------------------------------------------------------------
PlayStation 2                   $  482,882        $  258,988      $        -
PC                                 456,292           405,256         395,522
Affiliated label                   269,010           222,278         275,333
PlayStation                        189,535           309,988         586,821
Xbox                                78,363                 -               -
Nintendo Gamecube                   51,740                 -               -
Game Boy Advance                    43,653                 -               -
Game Boy Color                      38,026                 -               -
Advertising                         38,024             6,175               -
Online Subscriptions                30,940            28,878          16,771
License, OEM and Other              24,762            20,468          22,894
N64                                 18,152            67,044         120,415
Online Packaged Goods                3,296             3,198           2,255
-----------------------------------------------------------------------------
                                $1,724,675        $1,322,273      $1,420,011
-----------------------------------------------------------------------------

   (19) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

   In October 2001, the Company announced a restructuring plan for EA.com. The restructuring initiatives involved strategic decisions to discontinue certain product offerings and focus only on key online priorities that align with its fiscal 2003 operational objectives. The workforce reduction resulted in the termination of approximately 270 positions.

   During fiscal 2002, the Company recorded restructuring charges of $20,303,000, consisting of $4,173,000 for workforce reductions, $3,312,000 for consolidation of facilities and other administrative charges, and $12,818,000 for the write-off of non-current assets and facilities. The estimated costs for workforce reduction included severance charges for terminated employees and costs for certain outplacement service contracts. The consolidation of facilities resulted in the closure of EA.com's San Diego studio and consolidation of its San Francisco and Virginia facilities. The estimated costs for consolidation of facilities included contractual rental commitments under real estate leases for unutilized office space offset by estimated future sub-lease income, costs to close or consolidate facilities, and costs to write off a portion of the assets from these facilities.

   The Company recorded restructuring charges for EA.com in accordance with Emerging Issues Task Force No. 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)", Emerging Issues Task Force No. 95-03, "Recognition of Liabilities in Connection with a Purchase Business Combination", and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges". Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon current events and circumstances.

   As part of the restructuring efforts, the Company assessed the remaining useful lives of goodwill, purchased intangible assets and other long-lived assets and tested the recoverability of its long-lived assets in accordance with SFAS 121. Management evaluated the impact of consolidating or abandoning certain EA.com technologies and processes and reviewed the effect of changes to EA.com's subscription product offerings in relation to EA.com's asset base. Based on computations of estimated future net cash flows attributable to these assets and product offerings, it was determined that there was a need to reduce the value of certain assets on our balance sheet to reflect their estimated fair value. Impairment charges on long-lived assets amounted to $12,818,000 and included $11,177,000 relating to consolidated or abandoned technologies for the EA.com infrastructure and $1,641,000 of goodwill and intangibles impairment charges relating to the EA.com's San Diego and Kesmai studios. There are no assurances that the impairment factors evaluated by management will not change in subsequent periods and accordingly, this could result in additional impairment charges in future periods.

   The pre-tax restructuring charge of $20,303,000 consisted of $6,836,000 in cash outlays and $13,467,000 in non-cash charges related to the write-offs of non-current assets and facilities. As of March 31, 2002, an aggregate of $4,016,000 in cash had been paid out under the restructuring plan. Of the remaining cash outlay of $2,820,000, $1,590,000 is expected to occur in fiscal 2003 while the remaining $1,230,000 will occur in fiscal years 2004 and beyond.

 The following table summarizes the activity in the accrued restructuring account in fiscal 2002 (in thousands):

-----------------------------------------------------------------------------------------------------------
                                                                               Non-Current
                                                    Workforce    Facilities      Assets          Total
-----------------------------------------------------------------------------------------------------------
 Charged to operations in fiscal 2002             $     4,173    $    3,312    $    12,818    $   20,303
 Charges utilized in cash in fiscal 2002               (3,499)         (517)             -        (4,016)
 Charges utilized in non-cash in fiscal 2002                -          (581)       (12,818)      (13,399)
                                                  ---------------------------------------------------------
 Accrual balance as of March 31, 2002             $       674    $    2,214    $         -    $    2,888
                                                  =========================================================

 The restructuring accrual is included in accrued expenses in Note 12 of the Notes to Consolidated Financial Statements.

ELECTRONIC ARTS AND SUBSIDIARIES

QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

(In thousands, except per share data)

                                                                 Quarter Ended                                   Year
                                           June 30          Sept. 30         Dec. 31         March 31            Ended
-------------------------------------------------------------------------------------------------------------------------
Fiscal 2002
     Consolidated
Net revenues                              $ 181,950        $ 240,156       $  832,878       $ 469,691         $ 1,724,675
Operating income (loss)                     (68,378)         (52,057)         188,501          67,373             135,439
Net income (loss)                           (45,254)/(a)/    (32,824)/(a)/    132,292/(b)/     47,295/(c)/        101,509
     Class A Stockholders
Net income (loss) per share - basic       $   (0.29)       $   (0.20)      $     1.01       $    0.38         $      0.91
Net income (loss) per share - diluted     $   (0.33)       $   (0.24)      $     0.92       $    0.33         $      0.71
Common stock price per share
     High                                 $   63.04        $   60.60       $    66.01       $   62.95         $     66.01
     Low                                  $   48.31        $   44.50       $    42.40       $   51.16         $     42.40
     Class B Stockholders
Net loss per share - basic                $   (0.98)       $   (0.93)      $    (1.11)      $   (0.76)        $     (3.77)
Net loss per share - diluted              $   (0.98)       $   (0.93)      $    (1.11)      $   (0.76)        $     (3.77)
Common stock price per share
     High                                       N/A              N/A              N/A             N/A                 N/A
     Low                                        N/A              N/A              N/A             N/A                 N/A
Fiscal 2001
     Consolidated
Net revenues                              $ 154,799        $ 219,900       $  640,319       $ 307,255         $ 1,322,273
Operating income (loss)                     (64,377)         (60,154)         125,368         (31,153)            (30,316)
Net income (loss)                           (42,271)/(d)/    (38,909)/(e)/     87,978/(d)/    (17,880)/(f)/       (11,082)
     Class A Stockholders
Net income (loss) per share - basic       $   (0.30)       $   (0.27)      $     0.72       $   (0.07)        $      0.09
Net income (loss) per share - diluted     $   (0.33)       $   (0.30)      $     0.63       $   (0.13)        $     (0.08)
Common stock price per share
     High                                 $   39.06        $   54.47       $    55.38       $   56.13         $     56.13
     Low                                  $   26.59        $   37.06       $    35.19       $   29.84         $     26.59
     Class B Stockholders
Net loss per share - basic                $   (0.61)       $   (0.67)      $    (1.24)      $   (1.31)        $     (3.83)
Net loss per share - diluted              $   (0.61)       $   (0.67)      $    (1.24)      $   (1.31)        $     (3.83)
Common stock price per share
     High                                       N/A              N/A              N/A             N/A                 N/A
     Low                                        N/A              N/A              N/A             N/A                 N/A
Fiscal 2000
Net revenues                              $ 186,120        $ 338,887       $  600,691       $ 294,313         $ 1,420,011
Operating income (loss)                        (849)          23,697          129,536           1,402             153,786
Net income                                    2,326/(g)/      18,132/(g)/      92,861/(g)/      3,432/(h)/        116,751
Net income per share - basic              $    0.02        $    0.15       $     0.73       $    0.03         $      0.93
Net income per share - diluted            $    0.02        $    0.14       $     0.69       $    0.03         $      0.88
Common stock price per share
     High                                 $   27.41        $   38.10       $    60.47       $   51.10         $     60.47
     Low                                  $   22.82        $   26.44       $    33.22       $   34.50         $     22.82

(a)  Net loss includes goodwill amortization of $4.5 million, net of taxes.
(b) Net income includes restructuring and asset impairment charges of $9.7 million, net of taxes, as well as goodwill amortization of $4.3 million, net of taxes.
(c) Net income includes restructuring and asset impairment charges of $4.3 million, net of taxes, as well as goodwill amortization of $4.2 million, net of taxes.
(d) Net income (loss) includes goodwill amortization of $3.2 million, net of taxes.

(e)  Net loss includes goodwill amortization of $3.3 million, net of taxes.
(f) Net loss includes one-time acquisition related charges of $1.9 million, net of taxes, incurred in connection with the acquisition of Pogo as well as goodwill amortization of $3.6 million, net of taxes.
(g)  Net income includes goodwill amortization of $1.8 million, net of taxes.
(h) Net income includes one-time acquisition related charges of $4.5 million, net of taxes, incurred in connection with the acquisition of Kesmai and other business combinations made during the quarter as well as goodwill amortization of $2.9 million, net of taxes.

The Company's common stock is traded in the over-the-counter market under the Nasdaq Stock Market symbol ERTS. The closing prices for the common stock in the table above represent the high and low closing prices as reported on the Nasdaq National Market.

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10:  Directors and Executive Officers of the Registrant

The information regarding directors who are nominated for election required by
Item 10 is incorporated herein by reference to the information in our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Proposal No. 1 - Election of Directors". The information regarding executive officers required by Item 10 is included in Item 4A hereof.

Item 11:  Executive Compensation

The information required by Item 11 is incorporated herein by reference to the information in the Proxy Statement under the caption "Compensation of Executive Officers" specifically excluding the "Compensation Committee Report on Executive Compensation".

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information in the Proxy Statement under the captions "Principal Stockholders" and "Equity Compensation Plan Information".

Item 13:  Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to the information in the Proxy Statement under the caption "Certain Transactions".

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)   Documents filed as part of this report:

           1.  Index to Financial Statements.                             Page(s) in Form 10-K
               -----------------------------
           Independent Auditors' Report                                           53
           Consolidated Balance Sheets as of March 31, 2002
               and 2001                                                           54
           Consolidated Statements of Operations for the Years Ended
               March 31, 2002, 2001 and 2000                                      55
           Consolidated Statements of Stockholders' Equity for the
               Years Ended March 31, 2002, 2001 and 2000                          56
           Consolidated Statements of Cash Flows for the Years Ended
               March 31, 2002, 2001 and 2000                                      58
           Notes to Consolidated Financial Statements for the Years
               Ended March 31, 2002, 2001 and 2000                                59- 82

           2.  Financial Statement Schedule.
               ----------------------------

           The following financial statement schedule of Electronic Arts for the years ended March 31, 2002, 2001 and 2000 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Electronic Arts.

                  Schedule II        -      Valuation and Qualifying Accounts

           Other financial statement schedules are omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or the notes thereto.

           3.  Exhibits.
               --------

           The following exhibits are filed as part of, or incorporated by reference into, this report:

           Number                            Exhibit Title
           ------                            -------------
           3.01 Registrant's Certificate of Incorporation, as amended to December 1, 1992. (1)
           3.02 Registrant's Certificate of Amendment of Certificate of Incorporation. (2)
           3.03     Registrant's By-Laws, as amended to date. (3)
           3.04 Amended and Restated Certificate of Incorporation of Electronic Arts Inc. (35)
           4.01     Specimen Certificate of Registrant's Common Stock. (4)
           10.01 Registrant's 1982 Stock Option Plan, as amended to date, and related documents. (5) (6)
           10.02 Registrant's Directors Stock Option Plan and related documents. (6) (7)
           10.03    Description of Registrant's FY 2003 Executive Bonus Plan.
                    (6)
           10.04 Directors and Officers and Company Reimbursement Indemnity Policy by and between Registrant and certain underwriters at Lloyd's, London and Continental Insurance Company, dated June 20, 1992. (8)
           10.05 Lease by and between Registrant, Electronic Arts Limited and Allied Dunbar Assurance PLC, dated June 24, 1987, for the Registrant's U.K. facilities. (9)

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

              Number                        Exhibit Title
              ------                        -------------

              10.31 Lease Agreement by and between Registrant and Dixie Warehouse & Cartage Co., dated April 10, 1995. (25)
              10.32 Commercial Earnest Money Contract between Novell, Inc. and ORIGIN Systems, Inc. dated April 13, 1995. (26)
              10.33 First Amendment to Commercial Earnest Money Contract between Novell, Inc. and ORIGIN Systems, Inc. dated June 1, 1995. (27)
              10.34 Amendment No. 1 to Agreement between Registrant and Sega Enterprises, Inc. effective December 31, 1995. (28)
              10.35 Lease Agreement by and between Registrant and Don Mattrick dated October 16, 1996. (29)
              10.36 Amended and Restated Guaranty from Electronic Arts Inc. to Flatirons Funding, LP dated March 7, 1997. (30)
              10.37 Amended and Restated Agreement for Lease between Flatirons Funding, LP and Electronic Arts Redwood Inc. dated March 7, 1997. (30)
              10.38 Amendment No. 1 to Lease Agreement between Electronic Arts Redwood Inc. and Flatirons Funding, LP dated March 7, 1997. (30)
              10.39   Employment Agreement by and between the Registrant and
                      John Riccitiello dated August 29, 1997. (31)
              10.40   Lease Agreement by and between Registrant and John
                      Riccitiello dated August 29, 1997. (31)
              10.41 Employment Agreement by and between Registrant and James "Rusty" Russell Rueff, Jr. dated September 9, 1998. (32)
              10.42 Lease Agreement by and between Registrant and Louisville Commerce Realty Corporation, dated April 1, 1999. (32)
              10.43 Option agreement, agreement of purchase and sale, and escrow instructions for Zones 2 and 4, Electronic Arts Business Park, Redwood Shores California, dated April 5, 1999. (32)
              10.44   Lease Agreement by and between Registrant and Spieker
                      Properties, L.P., dated September 3, 1999. (33)
              10.45   Master Lease and Deed of Trust by and between Registrant
                      and Selco Service Corporation, dated December 6, 2000.
                      (34)
              10.46 Amendment No. 1 to Amended and Restated Credit Agreement by and among Flatirons Funding LP and The Dai-Ichi Kangyo Bank, Limited, New York Branch, dated February 21, 2001.
                      (36)
              10.47   Residential Purchase Agreement by and between Registrant
                      and John Riccitiello, dated August 14, 2000. (36)
              10.48   Office Service Agreement by and between Pogo.com Inc and
                      300 California Associates, LLC, dated September 17, 1999.
                      (36)
              10.49 Office Lease Agreement by and between Pogo.com Inc and Fifth Avenue LLC, dated May 5, 2000. (36)
              10.50 Office Lease Agreement by and between Registrant and California Plaza of Walnut Creek, Inc., dated February 1, 2001. (36)
              10.51 Assignment and Assumption of Lease by and between Registrant and Leap Wireless International, Inc., dated January 29, 2002.
              10.52 Amendment No. 2 to Lease Agreement by and between Electronic Arts Redwood, Inc. and Flatirons Funding, LP dated July 16, 2001.

              10.53 Participation Agreement among Electronic Arts Redwood, Inc., Electronic Arts, Inc., Flatirons Funding, LP, Selco Service Corporation and Selco Redwood, LLC, Victory Receivables Corporation, The Bank of Toyko-Mitsubishi, Ltd., various Liquidity Banks and Tranche B Banks and Keybank National Association dated July 16, 2001.
              21.01   Subsidiaries of the Registrant.
              23.01   Consent of KPMG, LLP, Independent Auditors.
              23.02   Consent of Ernst & Young LLP, Independent Auditors (32)

              99.01 Report of Ernst & Young LLP, Independent Auditors (32)
              ------------------------------------------------------------------

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

              (35) Incorporated by reference to similarly numbered exhibits to Registrant's Annual Report on Form 10-K for the year ended March 31, 2000 (the "2000 Form 10-K").

              (36) Incorporated by reference to similarly numbered exhibits to Registrant's Annual Report on Form 10-K for the year ended March 31, 2001 (the "2001 Form 10-K").

      (b)  Reports on Form 8-K:

           No reports on Form 8-K were filed during the quarter ended March 31, 2002.

      (c)  Exhibits:

           The Registrant hereby files as part of this Form 10-K the exhibits listed in Item 14(a)3, as set forth above.

      (d)  Financial Statement Schedule:

           The Registrant hereby files as part of this Form 10-K the financial statement schedule listed in Item 14(a)2, as set forth on page 92.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ELECTRONIC ARTS

                                By:   /s/ Lawrence F. Probst III
                                      ------------------------------------------
                                      (Lawrence F. Probst III, Chairman of the
                                       Board and Chief Executive Officer)

                                Date: June 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 28th of June 2002.

         Name                                            Title
         ----                                            -----

  /s/ Lawrence F. Probst III                     Chairman of the Board
------------------------------------          and Chief Executive Officer
  (Lawrence F. Probst III)


  /s/ E. Stanton McKee, Jr.                Executive Vice President and Chief
------------------------------------      Financial and Administrative Officer
  (E. Stanton McKee, Jr.)

  /s/ David L. Carbone                       Senior Vice President, Finance
------------------------------------         (Principal Accounting Officer)
  (David L. Carbone)

Directors:

  /s/ M. Richard Asher                                 Director
------------------------------------
  (M. Richard Asher)

  /s/ William J. Byron                                 Director
------------------------------------
  (William J. Byron)

  /s/ Leonard S. Coleman                               Director
------------------------------------
  (Leonard S. Coleman)

  /s/ Gary M. Kusin                                    Director
------------------------------------
  (Gary M. Kusin)

  /s/ Timothy J. Mott                                  Director
------------------------------------
  (Timothy J. Mott)

  /s/ Linda J. Srere                                   Director
------------------------------------
  (Linda J. Srere)

                      ELECTRONIC ARTS INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                    Years Ended March 31, 2002, 2001 and 2000
                                 (in thousands)

                                        Balance at    Charged to       Charged to                    Balance
                                         Beginning     Costs and            Other                     at End
Description                              of Period      Expenses    Accounts/(1)/    Deductions    of Period
-----------                             ----------      --------    -------------    ----------    ---------
Year Ended March 31, 2002
   Allowance for doubtful
   accounts and returns                  $  89,833     $ 183,847       $  (3,947)    $ 153,863     $ 115,870
                                         =========     =========       =========     =========     =========

Year Ended March 31, 2001
   Allowance for doubtful
   accounts and returns                  $  65,067     $ 212,263       $  (3,126)    $ 184,371     $  89,833
                                         =========     =========       =========     =========     =========

Year Ended March 31, 2000
   Allowance for doubtful
   accounts and returns                  $  72,850     $ 179,952       $      39     $ 187,774     $  65,067
                                         =========     =========       =========     =========     =========

(1) Primarily the translation effect of using the average exchange rate for expense items and the year-ended exchange rate for the balance sheet item (allowance account) and other reclassification adjustments.

                              ELECTRONIC ARTS INC.
                          2002 FORM 10-K ANNUAL REPORT

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                           EXHIBIT TITLE
------                           -------------

10.03       Description of Registrant's FY 2003 Executive Bonus Plan

10.51 Assignment and Assumption of Lease by and between Registrant and Leap Wireless International, Inc., dated January 29, 2002.

10.52 Amendment No. 2 to Lease Agreement by and between Electronic Arts Redwood, Inc. and Flatirons Funding, LP dated July 16, 2001.

10.53 Participation Agreement among Electronic Arts Redwood, Inc., Electronic Arts, Inc., Flatirons Funding, LP, Selco Service Corporation and Selco Redwood, LLC, Victory Receivables Corporation, The Bank of Toyko-Mitsubishi, Ltd., various Liquidity Banks and Tranche B Banks and Keybank National Association dated July 16, 2001.

21.01       Subsidiaries of the Registrant

23.01       Consent of KPMG, LLP, Independent Auditors

----------