Form 10-Q
period 2002-06-30
ELECTRONIC ARTS INC
filed 2002-08-14
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File No. 0-17948

ELECTRONIC ARTS INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2838567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

209 Redwood Shores Parkway Redwood City, California (Address of principal executive offices)	94065 (Zip Code)

(650) 628-1500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X                                           NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Par Value	Outstanding at August 6, 2002
Class A common stock	$0.01	139,235,558

ELECTRONIC ARTS INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)

	June 30, 2002	March 31, 2002

ASSETS

Current assets:
Cash, cash equivalents and short-term investments	$826,866	$796,936
Marketable securities	5,403	6,869
Receivables, less allowances of $128,518 and $115,870, respectively	118,347	190,495
Inventories, net	24,074	23,780
Deferred income taxes	37,710	38,597
Other current assets	117,872	95,866

Total current assets	1,130,272	1,152,543

Property and equipment, net	309,892	308,827
Investments in affiliates	18,999	19,077
Goodwill and other intangibles, net	108,213	110,512
Long-term deferred income taxes	64,014	64,065
Other assets	42,475	44,350

	$1,673,865	$1,699,374

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$86,326	$88,563
Accrued and other liabilities	298,964	364,419

Total current liabilities	385,290	452,982

Minority interest in consolidated joint venture	2,462	3,098

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares	—	—
Common stock
Class A common stock, $0.01 par value. Authorized 400,000,000 shares; issued and outstanding 139,140,406 and 138,429,269 shares, respectively	1,391	1,384
Class B common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 6,233,463 and 6,233,413 shares, respectively	62	62
Paid-in capital	675,960	649,777
Retained earnings	614,199	606,795
Accumulated other comprehensive loss	(5,499)	(14,724)

Total stockholders’ equity	1,286,113	1,243,294

	$1,673,865	$1,699,374

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2002	2001

Net revenues	$331,898	$181,950
Cost of goods sold	141,365	89,029

Gross profit	190,533	92,921

Operating expenses:
Marketing and sales	65,374	40,804
General and administrative	25,663	23,215
Research and development	90,969	90,805
Amortization of intangibles	2,245	6,475

Total operating expenses	184,251	161,299

Operating income (loss)	6,282	(68,378)
Interest and other income, net	3,147	2,717

Income (loss) before provision for (benefit from) income taxes and minority interest	9,429	(65,661)
Provision for (benefit from) income taxes	2,923	(20,355)

Income (loss) before minority interest	6,506	(45,306)
Minority interest in consolidated joint venture	898	52

Net income (loss)	$7,404	$(45,254)

Class A common stock:
Net income (loss):
Basic	$10,394	$(39,375)

Diluted	$7,404	$(45,254)

Net income (loss) per share:
Basic	$0.07	$(0.29)
Diluted	$0.05	$(0.33)
Number of shares used in computation:
Basic	138,748	135,730
Diluted	145,222	136,382

Class B common stock:
Net loss, net of retained interest in EA.com	$(2,990)	$(5,879)

Net loss per share:
Basic	$(0.49)	$(0.98)
Diluted	$(0.49)	$(0.98)
Number of shares used in computation:
Basic	6,043	6,020
Diluted	6,043	6,020

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2002	2001

Operating activities:
Net income (loss)	$7,404	$(45,254)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest in consolidated joint venture	(898)	(52)
Equity in net (income) loss of affiliates	(239)	290
Gain on sale of affiliate	—	(200)
Depreciation and amortization	24,306	27,355
Loss on write-down of affiliate	471	—
Loss on sale of fixed assets	95	221
Bad debt expense	1,659	1,144
Stock-based compensation	1,154	698
Tax benefit from exercise of stock options	5,200	14,441
Change in assets and liabilities:
Receivables	70,489	96,314
Inventories	(294)	(334)
Other assets	(34,108)	(29,275)
Accounts payable	(2,237)	(13,893)
Accrued and other liabilities	(66,669)	(81,003)
Deferred income taxes	310	61

Net cash provided by (used in) operating activities	6,643	(29,487)

Investing activities:
Proceeds from sale of property and equipment	379	165
Proceeds from sale of affiliate	—	570
Capital expenditures	(8,409)	(15,030)
Investment in affiliates, net	(154)	3,021
Change in short-term investments, net	7,787	(16,375)

Net cash used in investing activities	(397)	(27,649)

Financing activities:
Proceeds from sales of Class A shares through employee stock plans and other plans	19,893	33,262
Proceeds from sales of Class B shares through employee stock plans and other plans	1	—

Net cash provided by financing activities	19,894	33,262

Translation adjustment	9,572	1,285

Increase (decrease) in cash and cash equivalents	35,712	(22,589)
Beginning cash and cash equivalents	552,826	419,812

Ending cash and cash equivalents	588,538	397,223
Short-term investments	238,328	62,971

Ending cash, cash equivalents and short-term investments	$826,866	$460,194

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2002	2001
Supplemental cash flow information:
Cash paid during the year for income taxes	$2,053	$2,719

Non-cash investing activities:
Change in unrealized appreciation (loss) on investments and marketable securities	$543	$(1,883)

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. Certain amounts have been reclassified to conform to the fiscal 2003 presentation.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Electronic Arts Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended March 31, 2002 as filed with the Securities and Exchange Commission (“SEC”) on June 28, 2002.

Note 2. Fiscal Year and Fiscal Quarter

The Company’s fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to March 31 in each year. The results of operations for fiscal 2003 and fiscal 2002 contain 52 weeks. The results of operations for the fiscal quarters ended June 30, 2002 and June 30, 2001 contain 13 weeks. For simplicity of presentation, all fiscal periods are treated as ending on a calendar month end.

Note 3. Common Stock

At the Company’s Annual Meeting of Stockholders, held on August 1, 2002, the stockholders elected to amend the 2000 Class A Equity Incentive Plan to increase by 5,500,000 the number of shares of the Company’s Class A common stock reserved for issuance under the Plan.

Note 4. Goodwill and Other Intangible Assets

Effective April 1, 2002, the Company adopted the full provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and acquired intangible assets meeting certain criteria to be recorded apart from goodwill. The Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS No. 141, which resulted in $41,462,000 of other intangibles to be recorded separately from goodwill and $4,000,000 of acquired workforce intangibles being subsumed into goodwill at April 1, 2002. In addition, effective April 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 also requires, among other things, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other indefinite-lived intangibles. The Company evaluated the estimated

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

useful lives of existing recognized intangibles and determined that the estimated useful lives of all such assets were appropriate.

In accordance with SFAS No. 142, the Company has ceased to amortize approximately $69,050,000 of goodwill. In lieu of amortization, SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit. The first step, required to be completed by September 30, 2002, tests for impairment by applying fair value-based tests at the Company’s reporting unit level. The second step (if necessary), required to be completed by March 31, 2003, measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. The Company completed the first step of impairment testing during the current quarter and found no instances of impairment of its recorded goodwill. Accordingly, provided there are no future indicators of impairment, the second testing step is not necessary during fiscal 2003.

The Company operates in two principal business segments globally, EA Core and EA.com (see Note 8 of the Notes to Condensed Consolidated Financial Statements). As of March 31, 2002, the Company allocated goodwill in the amount of $39,335,000 to EA Core and $29,715,000 to EA.com. There were no changes to these allocations as of June 30, 2002.

The following table presents comparative information showing the effects that non-amortization of goodwill would have had on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2001 (in thousands, except per share amounts):

	Three Months Ended June 30,

	2002	2001

Reported net income (loss)	$7,404	$(45,254)
Goodwill amortization, net of tax	—	2,022

Adjusted net income (loss)	$7,404	$(43,232)

Reported diluted net earnings (loss) per share	$0.05	$(0.33)
Goodwill amortization, net of tax	—	0.01

Adjusted diluted net earnings (loss) per share	$0.05	$(0.32)

For the three months ended June 30, 2002, no goodwill or other intangibles were acquired, impaired or disposed of. Other intangibles consisted of the following (in thousands):

	June 30, 2002				March 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Other	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other	Other Intangibles, Net

Developed/Core Technology	$28,263	$(16,568)	$—	$11,695	$28,263	$(15,455)	$—	$12,808
Tradename	35,169	(10,605)	—	24,564	35,169	(9,854)	—	25,315
Members (Subscribers) and Other Intangibles	8,694	(5,537)	(253)	2,904	8,694	(5,156)	(199)	3,339

Other Intangibles	$72,126	$(32,710)	$(253)	$39,163	$72,126	$(30,465)	$(199)	$41,462

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

As of June 30, 2002, future intangible asset amortization expense is estimated as follows (in thousands):

Fiscal Year Ended March 31,

2003	$6,487
2004	7,364
2005	5,946
2006	5,517
2007	2,489
Thereafter	10,993

$38,796

Note 5. Prepaid Royalties

Prepaid royalties consist primarily of prepayments for manufacturing royalties, co-publishing and/or distribution affiliates and license fees paid to celebrities, professional sports organizations and other organizations for use of their trade name and content. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual or effective royalty rate as cost of goods sold based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly and charges to research and development expense any amounts that management deems unlikely to be realized through product sales. Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year. The current portion of prepaid royalties, included in other current assets, was $69,020,000 and $65,484,000 at June 30, 2002 and March 31, 2002, respectively. The long-term portion of prepaid royalties, included in other assets, was $1,715,000 and $1,164,000 at June 30, 2002 and March 31, 2002, respectively.

Note 6. Inventories

Inventories are stated at the lower of cost or market. Inventories at June 30, 2002 and March 31, 2002 consisted of (in thousands):

	June 30, 2002	March 31, 2002

Raw materials and work in process	$1,757	$1,025
Finished goods	22,317	22,755

	$24,074	$23,780

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

Note 7. Accrued and Other Liabilities

Accrued and other liabilities at June 30, 2002 and March 31, 2002 consisted of (in thousands):

	June 30, 2002	March 31, 2002

Accrued income taxes	$93,347	$94,444
Accrued expenses	78,555	87,104
Accrued royalties	57,840	77,590
Accrued compensation and benefits	51,708	87,985
Deferred revenue	15,053	13,286
Warranty reserve	2,461	4,010

	$298,964	$364,419

Note 8. Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of An Enterprise And Related Information”, establishes standards for the reporting by public business enterprises of information about operating segments, product lines, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product lines for purposes of making operating decisions and assessing financial performance.

The Company operates in two principal business segments globally:

▪  EA Core business segment: creation, marketing and distribution of entertainment software.
▪  EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

Please see the discussion regarding segment reporting in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

Information about the Company’s business segments is presented below for the three months ended June 30, 2002 and 2001 (in thousands):

	Three Months Ended June 30, 2002

	EA Core (excl. EA.com)	EA.com	Adjustments and Eliminations		Electronic Arts

Net revenues from unaffiliated customers	$312,119	$19,779	$—		$331,898
Group sales	324	—	(324	)(a)	—

Total net revenues	312,443	19,779	(324)		331,898

Cost of goods sold from unaffiliated customers	138,819	2,546	—		141,365
Group cost of goods sold	—	324	(324	)(a)	—

Total cost of goods sold	138,819	2,870	(324)		141,365

Gross profit	173,624	16,909	—		190,533
Operating expenses:
Marketing and sales	57,442	3,466	4,466	(c)	65,374
General and administrative	23,515	2,148	—		25,663
Research and development	65,601	11,048	14,320	(b)	90,969
Network development and support	—	12,113	(12,113	)(b)	—
Customer relationship management	—	2,207	(2,207	)(b)	—
Carriage fee	—	4,466	(4,466	)(c)	—
Amortization of intangibles	926	1,319	—		2,245

Total operating expenses	147,484	36,767	—		184,251

Operating income (loss)	26,140	(19,858)	—		6,282
Interest and other income (expense), net	3,221	(74)	—		3,147

Income (loss) before provision for income taxes and minority interest	29,361	(19,932)	—		9,429
Provision for income taxes	2,923	—	—		2,923

Income (loss) before minority interest	26,438	(19,932)	—		6,506
Minority interest in consolidated joint venture	898	—	—		898

Net income (loss) before retained interest in EA.com	$27,336	$(19,932)	$—		$7,404

Interest income	$4,631	$66	$—		$4,697
Depreciation and amortization	11,908	12,398	—		24,306
Identifiable assets	1,518,659	155,206	—		1,673,865
Capital expenditures	8,107	302	—		8,409

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

	Three Months Ended June 30, 2001

	EA Core (excl. EA.com)	EA.com	Adjustments and Eliminations		Electronic Arts

Net revenues from unaffiliated customers	$165,551	$16,399	$—		$181,950
Group sales	518	—	(518	)(a)	—

Total net revenues	166,069	16,399	(518)		181,950

Cost of goods sold from unaffiliated customers	85,937	3,092	—		89,029
Group cost of goods sold	—	518	(518	)(a)	—

Total cost of goods sold	85,937	3,610	(518)		89,029

Gross profit	80,132	12,789	—		92,921
Operating expenses:
Marketing and sales	30,831	5,507	4,466	(c)	40,804
General and administrative	20,267	2,948	—		23,215
Research and development	55,383	15,633	19,789	(b)	90,805
Network development and support	—	16,875	(16,875	)(b)	—
Customer relationship management	—	2,914	(2,914	)(b)	—
Carriage fee	—	4,466	(4,466	)(c)	—
Amortization of intangibles(d)	3,205	3,270	—		6,475

Total operating expenses	109,686	51,613	—		161,299

Operating loss	(29,554)	(38,824)	—		(68,378)
Interest and other income (expense), net	3,089	(372)	—		2,717

Loss before benefit from income taxes and minority interest	(26,465)	(39,196)	—		(65,661)
Benefit from income taxes	(20,355)	—	—		(20,355)

Loss before minority interest	(6,110)	(39,196)	—		(45,306)
Minority interest in consolidated joint venture	52	—	—		52

Net loss before retained interest in EA.com	$(6,058)	$(39,196)	$—		$(45,254)

Interest income	$5,168	$19	$—		$5,187
Depreciation and amortization	11,463	15,892	—		27,355
Identifiable assets	1,083,923	205,055	—		1,288,978
Capital expenditures	7,833	7,197	—		15,030

(a)
Represents elimination of intercompany sales of Electronic Arts packaged goods products to EA.com, and represents elimination of royalties paid to Electronic Arts by EA.com for intellectual property rights.

(b)	Represents reclassification of Network Development and Support and Customer Relationship Management to Research and Development.
(c)	Represents reclassification of amortization of the Carriage Fee to Marketing and Sales.
(d)	Includes goodwill amortization of $1,486,000 for EA Core and $1,445,000 for EA.com.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

Information about the Company’s operations in the North America and foreign areas for the three months ended June 30, 2002 and 2001 is presented below (in thousands):

	North America	Europe	Asia Pacific (excluding Japan)	Japan	Eliminations	Total

Three months ended June 30, 2002
Net revenues from unaffiliated customers	$173,579	$126,530	$15,189	$16,600	$—	$331,898
Intercompany revenues	181	9,950	943	—	(11,074)	—

Total net revenues	173,760	136,480	16,132	16,600	(11,074)	331,898

Operating income (loss)	(10,543)	19,152	363	(3,168)	478	6,282
Interest income	4,272	372	53	—	—	4,697
Depreciation and amortization	20,506	3,425	233	142	—	24,306
Identifiable assets	1,252,382	378,248	24,416	18,819	—	1,673,865
Capital expenditures	6,326	1,846	160	77	—	8,409
Long-lived assets	350,263	174,169	4,903	4,920	—	534,255

Three months ended June 30, 2001
Net revenues from unaffiliated customers	$103,062	$59,812	$10,051	$9,025	$—	$181,950
Intercompany revenues	1,515	4,552	1,373	(176)	(7,264)	—

Total net revenues	104,577	64,364	11,424	8,849	(7,264)	181,950

Operating income (loss)	(65,718)	(3,640)	4	160	816	(68,378)
Interest income	4,583	536	68	—	—	5,187
Depreciation and amortization	24,281	2,760	166	148	—	27,355
Identifiable assets	971,686	277,142	20,883	19,267	—	1,288,978
Capital expenditures	13,523	1,053	152	302	—	15,030
Long-lived assets	351,942	155,718	4,094	4,154	—	515,908

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

Information about the Company’s net revenues by product line for the three months ended June 30, 2002 and 2001 is presented below (in thousands):

	Three Months Ended June 30,

	2002	2001

PlayStation 2	$134,598	$50,519
PC	76,066	70,074
Xbox	20,103	—
Nintendo Gamecube	14,956	—
PlayStation	13,223	14,042
Advertising	10,473	7,661
Online Subscriptions	8,141	7,956
License, OEM and Other	3,363	4,290
Game Boy Advance	2,138	—
Game Boy Color	1,392	—
N64	517	2,402
Affiliated label	46,928	25,006

	$331,898	$181,950

Note 9. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, for the three months ended June 30, 2002 and 2001 were as follows (in thousands):

	Three Months Ended June 30,

	2002	2001

Net income (loss)	$7,404	$(45,254)

Other comprehensive income:
Change in unrealized loss on investments, net of tax expense (benefit) of $628 and $(584)	(85)	(1,299)
Foreign currency translation adjustments	9,310	1,468

Total other comprehensive income	9,225	169

Total comprehensive income (loss)	$16,629	$(45,085)

The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

Note 10. Net Earnings (Loss) Per Share

The following summarizes the computations of Basic Earnings Per Share (“EPS”) and Diluted EPS. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method.

Net income (loss) per share is computed individually for Class A common stock and Class B common stock. Please see the discussion regarding segment reporting in the MD&A.

(in thousands, except per share amounts):

	Three months ended June 30, 2002

	Class A common stock-Basic	Class A common stock-Diluted	Class B common stock

Net income (loss) before retained interest in EA.com	$27,336	$7,404	$(19,932)
Net loss related to retained interest in EA.com	(16,942)	—	16,942

Net income (loss)	$10,394	$7,404	$(2,990)

Shares used to compute net income (loss) per share:
Weighted-average common shares	138,748	138,748	6,043
Dilutive stock equivalents	—	6,474	—

Dilutive potential common shares	138,748	145,222	6,043

Net income (loss) per share:
Basic	$0.07	N/A	$(0.49)
Diluted	N/A	$0.05	$(0.49)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(in thousands, except per share amounts):

	Three months ended June 30, 2001

	Class A common stock-Basic	Class A common stock-Diluted	Class B common stock

Net loss before retained interest in EA.com	$(6,058)	$(45,254)	$(39,196)
Net loss related to retained interest in EA.com	(33,317)	—	33,317

Net loss	$(39,375)	$(45,254)	$(5,879)

Shares used to compute net loss per share:
Weighted-average common shares	135,730	135,730	6,020
Dilutive stock equivalents	—	652	—

Dilutive potential common shares	135,730	136,382	6,020

Net loss per share:
Basic	$(0.29)	N/A	$(0.98)
Diluted	N/A	$(0.33)	$(0.98)

The Diluted EPS calculation for Class A common stock, presented above, includes the potential dilution from the conversion of Class B common stock to Class A common stock in the event that the initial public offering for Class B common stock does not occur. Net income used for the calculation of Diluted EPS for Class A common stock was $7,404,000 for the three months ended June 30, 2002. Net loss used for the calculation of Diluted EPS for Class A common stock was $45,254,000 for the three months ended June 30, 2001. This net income (loss) includes the remaining 15% interest in EA.com, which is directly attributable to outstanding Class B shares owned by third parties, which would be included in the Class A common stock EPS calculation in the event that the initial public offering for Class B common stock does not occur.

Excluded from the above computation of weighted-average shares for Diluted EPS for Class A common stock were options to purchase 217,000 shares of common stock for the three months ended June 30, 2002, as the options’ exercise price was greater than the average market price of the common shares. The weighted-average exercise price of these respective options was $62.01 per share. Due to the net loss attributable for the three months ended June 30, 2001 on a diluted basis to Class A Stockholders, stock options have been excluded from the Diluted EPS calculation as their inclusion would have been antidilutive. Had net income been reported for the three months ended June 30, 2001, an additional 6,115,000 shares would have been added to diluted potential common shares for Class A common stock.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

Due to the net loss attributable for the three months ended June 30, 2002 and 2001 on a diluted basis to Class B Stockholders, stock options have been excluded from the Diluted EPS calculation as their inclusion would have been antidilutive. Had net income been reported for the three months ended June 30, 2002, an additional 610,000 shares would have been added to diluted potential common shares for Class B common stock. For the three months ended June 30, 2001, an additional 932,000 shares would have been added to diluted potential common shares for Class B common stock.

Note 11. Restructuring and Asset Impairment Charges

In October 2001, the Company announced a restructuring plan for EA.com. The restructuring initiatives involved strategic decisions to discontinue certain product offerings and focus only on key online priorities that align with its fiscal 2003 operational objectives. The workforce reduction resulted in the termination of approximately 270 positions.

The following table summarizes the activity in the accrued restructuring account for the three months ended June 30, 2002 (in thousands):

	Workforce	Facilities	Non-Current Assets	Total

Accrual balance as of March 31, 2002	$674	$2,214	$—	$2,888
Charges utilized in cash for the three months ended June 30, 2002	(494)	(243)	—	(737)
Charges utilized in non-cash for the three months ended June 30, 2002	—	(36)	—	(36)

Accrual balance as of June 30, 2002	$180	$1,935	$—	$2,115

The restructuring accrual is included in accrued expenses in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

This Quarterly Report, on Form 10-Q and, in particular, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as “anticipate”, “believe” or “expect” and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results and performance include, but are not limited to, those discussed under the heading “Risk Factors” at pages 38 to 46 as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 as filed with the Securities and Exchange Commission on June 28, 2002 and other documents filed with the SEC.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical because they are both important to the portrayal of our financial condition and results of operations and their application places the most significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that actual results may differ materially from these estimates under different assumptions or conditions.

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

Similarly, management must use significant judgment and make estimates in connection with establishing allowances for doubtful accounts in any accounting period. Management analyzes customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Material differences may result in the amount and timing of our bad debt expense for any period if management made different judgments or utilized different estimates. If our customers experience financial difficulties and are not able to meet their ongoing financial obligations to us, our results of operations may be adversely impacted. For example, in January 2002, one of our retail customers, Kmart, declared bankruptcy. We believe we have adequately reserved for our exposure to Kmart.

Our gross accounts receivable balance was $246,865,000 and our allowance for product returns, pricing allowances and doubtful accounts was $128,518,000 as of June 30, 2002. As of March 31, 2002, our gross accounts receivable balance was $306,365,000 and our allowance for product returns, pricing allowances and doubtful accounts was $115,870,000.

Prepaid royalties
Prepaid royalties consist primarily of prepayments for manufacturing royalties, co-publishing and/or distribution affiliates and license fees paid to celebrities, professional sports organizations and other organizations for use of their trade name and content. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual or effective royalty rate as cost of goods sold based on actual net product sales. We evaluate the future realization of prepaid royalties quarterly and charge to research and development expense any amounts that we deem unlikely to be realized through product sales. We rely on forecasted revenue to evaluate the future realization of prepaid royalties. If actual revenues, or revised forecasted sales, fall below the initial forecasted sales, the charge to research and development expense may be larger than anticipated in any given quarter. Once the charge has been taken to research and development expense, that amount will not be expensed in future quarters when the product has shipped. The current portion of prepaid royalties, included in other current assets, was $69,020,000 at June 30, 2002 and $65,484,000 at March 31, 2002. The long-term portion of prepaid royalties, included in other assets, was $1,715,000 at June 30, 2002 and $1,164,000 at March 31, 2002.

Valuation of long-lived assets, including goodwill and other intangible assets
Under current accounting standards, we make judgments about the remaining useful lives of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate an other than temporary impairment in the remaining value of the assets recorded on our balance sheet. In order to judge the remaining useful life of an asset, management makes various assumptions about the value of the asset in the future. This may include assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Please refer to the Operations by Segment discussion of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussions of EA Core and EA.com. For our EA Core division, our future net cash flows are primarily dependent on the sale of products for play on proprietary video game platforms. The success of our products is affected by the ability to accurately predict which platforms and which products we develop will be successful. Also, our revenues and earnings are dependent on our ability to meet our product release schedules. For our EA.com division, the future net cash flows are dependent on the success of online games. Offering games solely for online play is a substantial departure from our traditional business of selling packaged software games. Because of our inexperience in predicting usage patterns for our games, we may not be effective in achieving success that may otherwise be attainable from offering our games online. Due to these and other factors described in our Risk Factors, we may not realize the future net cash flows necessary to recover our long-lived assets. For example, our product Majestic™ and our Platinum offering, which contained certain browser-based entertainment games, were launched with a monthly subscription pricing model and obtained only limited commercial success. Accordingly, we did not realize our projected cash flows and discontinued these offerings as part of EA.com’s restructuring plan in fiscal 2002.

Based on these judgments and assumptions, management determines whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner or use of the acquired assets or the strategy of our overall business and significant underperformance relative to expected historical or projected future operating results. Although we believe the judgments and assumptions management has made in the past have been reasonable and appropriate, there is nonetheless a high degree of uncertainty and judgment involved. For example, as part of a restructuring plan to reduce EA.com’s workforce and consolidate facilities in the fiscal year ended March 31, 2002, we recorded impairment charges to write down certain of EA.com’s depreciable assets and certain intangibles to their estimated fair value and to write off certain assets which were abandoned. The impairment charges were based on management’s projections regarding the assets’ remaining useful lives and future values. The EA.com business is still in the growing stages, therefore evaluating its business and prospects is more difficult than would be the case for a more mature business. We continue to encounter the risks and difficulties faced with launching a new business. We continue to look for ways to streamline the business by consolidating systems and reducing infrastructure costs. Different judgments and assumptions could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses would result in greater impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions would result in smaller impairment charges, higher net income and higher asset values. There were no impairment charges on long-lived assets for the three months ended June 30, 2002 and 2001.

On April 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. As a result of adopting this standard, we will continue to amortize finite-lived intangibles, but will no longer amortize certain other intangible assets, most notably goodwill and acquired workforce, which had a net book value at March 31, 2002 of $69,050,000. In lieu of amortization, SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit. The first step, required to be completed by September 30, 2002, tests for impairment by applying fair value-based tests at the Company’s reporting unit level. The second step (if necessary), required to be completed by March 31, 2003, measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. We completed the first step of impairment testing during the current quarter and found no instances of impairment of its recorded goodwill. Accordingly, provided there are no future indicators of impairment, the second testing step is not necessary during fiscal 2003. Following adoption of SFAS No. 142, we continue to evaluate whether any event has occurred which might indicate that the carrying value of an intangible asset is not recoverable.

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

RESULTS OF OPERATIONS

Revenues

We derive revenues primarily from shipments of entertainment software, which includes EA Studio products for dedicated entertainment systems (that we call video game systems or consoles such as PlayStation®, PlayStation® 2, Xbox™ and Nintendo GameCube™, and handheld systems such as Game Boy® Advance), EA Studio personal computer products (or PC), Co-Publishing products that are co-published and distributed by us, and Affiliated Label (or AL) products that are published by third parties and distributed by us. We also derive revenues from licensing of EA Studio products and AL products through hardware companies (or OEM), selling subscriptions on our online gaming service, selling advertisements on our online web pages and selling our packaged goods through our online store.

Information about our net revenues for North America and foreign areas for the three months ended June 30, 2002 and 2001 is summarized below (in thousands):

	June 30, 2002	June 30, 2001	Increase	% change

North America	$173,579	$103,062	$70,517	68.4%

Europe	126,530	59,812	66,718	111.5%
Asia Pacific	15,189	10,051	5,138	51.1%
Japan	16,600	9,025	7,575	83.9%

International	158,319	78,888	79,431	100.7%

Consolidated Net Revenues	$331,898	$181,950	$149,948	82.4%

North America Net Revenues
The increase in North America net revenues for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 was primarily attributable to:

▪
PlayStation 2 revenues increased by 124% for the quarter primarily due to the shipment of key titles Medal of Honor Frontline™ and 2002 FIFA World Cup, as well as a higher installed base of the PlayStation 2 hardware.

▪
AL product sales increased for the current quarter primarily due to new AL distribution deals with LEGO Interactive, Crave Entertainment, Inc. and Fox Interactive, which included titles such as Football Mania, Freedom Force and The Simpsons™ Road Rage.

▪
We generated $10,207,000 in Xbox revenues with 11 skus including titles such as James Bond 007 in...Agent Under Fire™ and 2002 FIFA World Cup. The Xbox platform was launched in North America in November 2001.

▪
We generated $6,731,000 in Nintendo GameCube revenues with 7 skus including titles such as James Bond 007 in...Agent Under Fire and 2002 FIFA World Cup. The Nintendo GameCube platform was launched in North America in November 2001.

▪
These increases were partially offset by a slight decrease in PC revenues primarily due to the strong shipment of hit titles including Black & White in the prior year, as well as the continued expected decreases in Sony PlayStation and Nintendo 64® (“N64”) revenues due to those declining markets.

International Net Revenues
The increase in international net revenues for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 was attributable to the following:

▪
Europe’s increase in net revenue by 112% compared to the same period in the prior year is primarily due to higher PlayStation 2 sales from hit titles Medal of Honor Frontline and 2002 FIFA World Cup. The increase was also due to a higher installed base of the PlayStation 2 hardware, higher PC sales from key title 2002 FIFA World Cup, new revenues in the current year for the Xbox and Nintendo Gamecube platforms and higher AL sales.

▪
Japan’s net revenues increased 84% compared to the same period in the prior year primarily due to higher revenues on the PlayStation 2 from titles such as 2002 FIFA World Cup and Project FIFA World Cup.

▪
Asia Pacific’s net revenues increased by 51% compared to the same period in the prior year primarily due to higher AL revenues from sales of titles such as Final Fantasy X and Rogue Leader from new AL distribution deals with SquareSoft and LucasArts; as well as higher PlayStation 2 sales from hit titles Medal of Honor Frontline and 2002 FIFA World Cup.

Information about our worldwide net revenues by product line for the three months ended June 30, 2002 and 2001 is presented below (in thousands):

	June 30, 2002	June 30, 2001	Increase/ (Decrease)	% change

EA Studio:
PlayStation 2	$134,598	$50,519	$84,079	166.4%
PC	76,066	70,074	5,992	8.6%
Xbox	20,103	—	20,103	N/A
Nintendo Gamecube	14,956	—	14,956	N/A
PlayStation	13,223	14,042	(819)	(5.8%)
Advertising	10,473	7,661	2,812	36.7%
Online Subscriptions	8,141	7,956	185	2.3%
License, OEM and Other	3,363	4,290	(927)	(21.6%)
Game Boy Advance	2,138	—	2,138	N/A
Game Boy Color	1,392	—	1,392	N/A
N64	517	2,402	(1,885)	(78.5%)

	284,970	156,944	128,026	81.6%
Affiliated Label:	46,928	25,006	21,922	87.7%

Consolidated Net Revenues	$331,898	$181,950	$149,948	82.4%

PlayStation 2 Product Net Revenues
Revenues increased for the three months ended June 30, 2002 primarily due to strong sales of hit titles released in the quarter including Medal of Honor Frontline and 2002 FIFA World Cup. These two titles accounted for approximately 67% of total PlayStation 2 revenues for the current quarter. The increase was also due to the higher installed base of PlayStation 2 hardware due in part to Sony’s price cut of the hardware in North America in May 2002 and in Europe in September 2001. We released four PlayStation 2 titles in the current quarter compared to two in the same period last year. We expect revenues from PlayStation 2 products to continue to grow in fiscal 2003, but as revenues for these products increase, we do not expect to maintain these growth rates.

Personal Computer Product Net Revenues
The increase in sales of PC products for the three months ended June 30, 2002 compared to the same period last year was due to higher current quarter sales of The Sims franchise titles including The Sims™ Vacation Expansion Pack. The increase was also due to sales in the current quarter of key release titles 2002 FIFA World Cup and catalogue sales of Medal of Honor Allied Assault. These increases were partially offset by strong sales in the prior year for hit titles Black and White and Emperor: Battle for Dune. We released two PC titles in the three months ended June 30, 2002 compared to one in the same period last year. The Sims and its expansion packs have now sold over 16 million units.

Xbox Net Revenues
During the three months ended June 30, 2002, we released two Xbox titles, 2002 FIFA World Cup and F1 2002. Other significant titles on the platform include James Bond 007 in...Agent Under Fire, Knockout Kings 2002 and SSX Tricky.

Nintendo GameCube Net Revenues
During the three months ended June 30, 2002, we released two Nintendo GameCube titles, 2002 FIFA World Cup and F1 2002. Other significant titles on the platform include James Bond 007 in...Agent Under Fire and SSX Tricky.

PlayStation Product Net Revenues
The expected decrease in PlayStation product sales for the three months ended June 30, 2002 compared to the same period last year was attributable to the transition to next generation console systems. Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of current PlayStation products to continue to decline significantly in fiscal 2003.

Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America in July 1994 (the “Sony Agreement”), as amended, we are authorized to develop and distribute CD-based software products compatible with the PlayStation. Furthermore, under the terms of an additional licensing agreement entered into with Sony Computer Entertainment of America as of April 2000 (the “PlayStation 2 Agreement”), as amended, we are authorized to develop and distribute DVD-based software products compatible with the PlayStation 2. Pursuant to these agreements, we engage Sony to supply its PlayStation and PlayStation 2 CDs and DVDs for distribution by us. Accordingly, we have limited ability to control our supply of PlayStation and PlayStation 2 CD and DVD products or the timing of their delivery.

Advertising Revenues
The increase in advertising revenues for the three months ended June 30, 2002 compared to the same period last year was primarily due to higher advertising revenues generated on our gamesite on the world wide web and the AOL Games Channel. Due to continuing uncertainties in the advertising market, we may not be able to sustain the same growth rate for the remainder of fiscal 2003.

Online Subscription Net Revenues
The slight increase in online revenues for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 was primarily attributable to revenues from the launch of Motor City Online in October 2001. This increase was partially offset by a slight decrease in subscription revenues from Ultima Online due to the release of Ultima Online Third Dawn in March 2001.

License, OEM and Other Revenues
The decrease in license, OEM and other revenues was due to higher licensing and OEM deal activity in Europe in the same quarter last year primarily due to a multi-territory license deal in the United Kingdom.

Game Boy Color Net Revenues
Game Boy Color net revenues during the three months ended June 30, 2002 were generated primarily from hit title Harry Potter and the Sorcerer’s Stone™ in North America and Europe.

Game Boy Advance Net Revenues
We released one Game Boy Advance title in the three months ended June 30, 2002, Desert Strike Advance. Revenues were generated primarily in North America and Europe from titles such as Harry Potter and the Sorcerer’s Stone and Desert Strike Advance.

Nintendo 64 Product Net Revenues
The expected decrease in N64 revenues for the three months ended June 30, 2002, compared to the prior fiscal year, was primarily due to the declining market for N64 products. We do not intend to release any new N64 products in fiscal 2003.

Affiliated Label Product Net Revenues
AL product sales increased during the current quarter compared to the same period last year primarily due to new AL distribution deals with LEGO Interactive, Crave Entertainment, Inc. and LucasArts which included titles such as Football Mania, Global Ops and The Simpsons Road Rage. The increase was also due to the expansion of AL’s in other territories. These increases were partially offset by lower revenues from shipment of Square EA products due to stronger prior year sales.

Operations by Segment

We operate in two principal business segments globally:

▪	Electronic Arts Core business segment: creation, marketing and distribution of entertainment software.

▪	EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online,ongoing management of subscriptions of online games and website advertising.

EA.com represents Electronic Arts’ online and e-Commerce businesses. EA.com’s business includes subscription revenues collected for Internet game play on our websites, website advertising, sales of packaged goods for Internet-only based games and sales of Electronic Arts games sold through the EA.com web store. The Consolidated Statements of Operations includes all revenues and costs directly attributable to EA.com, including charges for shared facilities, functions and services used by EA.com and provided by EA Core. Certain costs and expenses have been allocated based on management’s estimates of the cost of services provided to EA.com by EA Core.

Information about our operations by segment for the three months ended June 30, 2002 and 2001 is presented below (in thousands):

	Three Months Ended June 30, 2002

	EA Core (excl. EA.com)	EA.com	Adjustments and Eliminations		Electronic Arts

Net revenues from unaffiliated customers	$312,119	$19,779	$—		$331,898
Group sales	324	—	(324	)(a)	—

Total net revenues	312,443	19,779	(324)		331,898

Cost of goods sold from unaffiliated customers	138,819	2,546	—		141,365
Group cost of goods sold	—	324	(324	)(a)	—

Total cost of goods sold	138,819	2,870	(324)		141,365

Gross profit	173,624	16,909	—		190,533
Operating expenses:
Marketing and sales	57,442	3,466	4,466	(c)	65,374
General and administrative	23,515	2,148	—		25,663
Research and development	65,601	11,048	14,320	(b)	90,969
Network development and support	—	12,113	(12,113	)(b)	—
Customer relationship management	—	2,207	(2,207	)(b)	—
Carriage fee	—	4,466	(4,466	)(c)	—
Amortization of intangibles	926	1,319	—		2,245

Total operating expenses	147,484	36,767	—		184,251

Operating income (loss)	26,140	(19,858)	—		6,282
Interest and other income (expense), net	3,221	(74)	—		3,147

Income (loss) before provision for income taxes and minority interest	29,361	(19,932)	—		9,429
Provision for income taxes	2,923	—	—		2,923

Income (loss) before minority interest	26,438	(19,932)	—		6,506
Minority interest in consolidated joint venture	898	—	—		898

Net income (loss) before retained interest in EA.com	$27,336	$(19,932)	$—		$7,404

Allocation of retained interest (in thousands):

	Three Months Ended June 30, 2002

	EA Core (excl. EA.com)	EA.com	Adjustments and Eliminations	Electronic Arts

Net income (loss) before retained interest in EA.com	$27,336	$(19,932)	$—	$7,404
Net income (loss) related to retained interest in EA.com	(16,942)	16,942	—	—

Net income (loss)	$10,394	$(2,990)	$—	$7,404

	Three Months Ended June 30, 2001

	EA Core (excl. EA.com)	EA.com	Adjustments and Eliminations		Electronic Arts

Net revenues from unaffiliated customers	$165,551	$16,399	$—		$181,950
Group sales	518	—	(518	)(a)	—

Total net revenues	166,069	16,399	(518)		181,950

Cost of goods sold from unaffiliated customers	85,937	3,092	—		89,029
Group cost of goods sold	—	518	(518	)(a)	—

Total cost of goods sold	85,937	3,610	(518)		89,029

Gross profit	80,132	12,789	—		92,921
Operating expenses:
Marketing and sales	30,831	5,507	4,466	(c)	40,804
General and administrative	20,267	2,948	—		23,215
Research and development	55,383	15,633	19,789	(b)	90,805
Network development and support	—	16,875	(16,875	)(b)	—
Customer relationship management	—	2,914	(2,914	)(b)	—
Carriage fee	—	4,466	(4,466	)(c)	—
Amortization of intangibles(d)	3,205	3,270	—		6,475

Total operating expenses	109,686	51,613	—		161,299

Operating loss	(29,554)	(38,824)	—		(68,378)
Interest and other income (expense), net	3,089	(372)	—		2,717

Loss before benefit from income taxes and minority interest	(26,465)	(39,196)	—		(65,661)
Benefit from income taxes	(20,355)	—	—		(20,355)

Loss before minority interest	(6,110)	(39,196)	—		(45,306)
Minority interest in consolidated joint venture	52	—	—		52

Net loss before retained interest in EA.com	$(6,058)	$(39,196)	$—		$(45,254)

Allocation of retained interest (in thousands):

	Three Months Ended June 30, 2001

	EA Core (excl. EA.com)	EA.com	Adjustments and Eliminations	Electronic Arts

Net loss before retained interest in EA.com	$(6,058)	$(39,196)	$—	$(45,254)
Net loss related to retained interest in EA.com	(33,317)	33,317	—	—

Net loss	$(39,375)	$(5,879)	$—	$(45,254)

(a)
Represents elimination of intercompany sales of Electronic Arts packaged goods products to EA.com, and represents elimination of royalties paid to Electronic Arts by EA.com for intellectual property rights.

(b)	Represents reclassification of Network Development and Support and Customer Relationship Management to Research and Development.
(c)	Represents reclassification of amortization of the Carriage Fee to Marketing and Sales.
(d)	Includes goodwill amortization of $1,486,000 for EA Core and $1,445,000 for EA.com.

The following table shows our pro forma results reconciled to the Generally Accepted Accounting Principles (“GAAP”) Consolidated Statements of Operations. Our pro forma results do not include unusual events or transactions, such as restructuring and asset impairment costs and charges for acquired in-process technology, and also excludes amortization of intangibles. In addition, income taxes are allocated to EA Core and EA.com at the consolidated effective tax rate (31%) on a pro rata basis. We believe the disclosure of the pro forma net income (loss) and operating profit (loss), which excludes the items noted in the table below, helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of this Form 10-Q and compare GAAP financial information with the pro forma financial results disclosed in this Form 10-Q.

Reconciliation of GAAP to Pro Forma net income (loss) (in thousands):

	Three Months Ended

	June 30, 2002			June 30, 2001

	EA Core (excl. EA.com)	EA.com	Electronic Arts	EA Core (excl. EA.com)	EA.com	Electronic Arts

Net income (loss)—GAAP	$10,394	$(2,990)	$7,404	$(39,375)	$(5,879)	$(45,254)

Net loss related to retained interest in EA.com (note 1)	16,942	(16,942)	—	33,317	(33,317)	—
Pro forma allocation of income taxes (note 2)	(6,179)	6,179	—	(12,151)	12,151	—

Pro forma net income (loss)	21,157	(13,753)	7,404	(18,209)	(27,045)	(45,254)

Amortization of intangibles	926	1,319	2,245	3,205	3,270	6,475
Income tax effect on the above item	(287)	(409)	(696)	(993)	(1,014)	(2,007)

Pro forma net income (loss) excluding the items above	$21,796	$(12,843)	$8,953	$(15,997)	$(24,789)	$(40,786)

(1)	EA Core maintains approximately 85% retained interest in EA.com and is reflected in the Net income (loss)—GAAP for EA Core. The pro forma statements exclude the retained interest allocation.
(2)
The provision for (benefit from) income taxes was allocated between EA Core and EA.com at the worldwide effective tax rate (31%) based on each segment’s pro rata share of income or loss. The sum of tax provision (benefit) for EA Core and EA.com is the same as consolidated tax provision (benefit).

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

Marketing and Sales.    Marketing and sales expenses consist of personnel-related costs, advertising and marketing and promotional expenses. In addition, marketing and sales includes the amortization of the AOL carriage fee (“Carriage Fee”), which began with the launch of EA.com in October 2000. The Carriage Fee is being amortized straight-line over the five-year term of the AOL agreement entered into in November 1999.

General and Administrative.    General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting and allowances for bad debts.

Research and Development.    Research and development expenses consist of personnel-related costs, consulting and equipment depreciation, and customer relationship management expenses associated with Electronic Arts’ product and online games and write-offs of prepaid royalties. EA.com has research and development expenses incurred by Electronic Arts’ studios consisting of direct development costs and related overhead costs (facilities, network and development management and supervision) in connection with the development and production of EA.com online games. Research and development expenses also include product development expenses incurred directly by EA.com.

Network Development and Support.    Network development and support costs consist of expenses associated with development of web content, depreciation on server equipment to support online games, network infrastructure direct expenses, software licenses and maintenance, and network and management overhead.

Cost of Goods Sold

2002	% of net revenues	2001	% of net revenues	% change

$141,365,000	42.6%	$89,029,000	48.9%	58.8%

Cost of goods sold as a percentage of revenues decreased to 42.6% for the three months ended June 30, 2002 as compared to 48.9% for the three months ended June 30, 2001 due to:

▪
An increase, as a percentage of revenues, of higher margin PlayStation 2 products as compared to the prior year. The current quarter includes sales from Medal of Honor Frontline, a wholly owned intellectual property, developed internally, and on which we pay no royalties.

▪	New revenues with relatively low cost of goods sold as percentage of revenue for the Nintendo GameCube and Xbox products.

▪	Higher average margins on the PC due to higher sales of products that are wholly owned intellectual properties such as the Sims family of titles compared to Black & White in the prior year.

▪	Higher average margins on AL’s due to higher sales of co-published titles.

▪	Offset by lower mix of high margin PC products compared to the prior year.

Marketing and Sales

2002	% of net revenues	2001	% of net revenues	% change

$65,374,000	19.7%	$40,804,000	22.4%	60.2%

Marketing and sales expenses increased in absolute dollars by 60.2% primarily attributed to:

▪
Higher advertising and marketing due to the increase in titles released in the quarter compared to the prior year. A significant portion of our marketing and sales expenses in the current quarter related to advertising spending to support key releases in multiple territories including Medal of Honor Frontline and 2002 FIFA World Cup.

▪
Partially offset by lower EA.com marketing and sales expense due to higher consumer promotions and advertising media placement costs to promote new game offerings during the three months ended June 30, 2001, particularly Ultima Online Third Dawn, and lower headcount expenses as a result of headcount reductions taken in October 2001.

General and Administrative

2002	% of net revenues	2001	% of net revenues	% change

$25,663,000	7.7%	$23,215,000	12.8%	10.5%

General and administrative expenses increased in absolute dollars by 10.5% primarily due to:

▪	Increase in payroll and occupancy costs to support the increased growth in North America and Europe.

▪	An increase in the bad debt provision due to higher accounts receivables in the current quarter compared to the same period last year.

Research and Development

	2002	% of net revenues	2001	% of net revenues	%change

Research and development	$76,649,000	23.1%	$71,016,000	39.0%	7.9%
Network development and support	12,113,000	3.6%	16,875,000	9.3%	(28.2%)
Customer relationship management	2,207,000	0.7%	2,914,000	1.6%	(24.3%)

Total research and development	$90,969,000	27.4%	$90,805,000	49.9%	0.2%

Research and Development (excluding Network Development and Support and Customer Relationship Management).    The increase in absolute dollars by 7.9% for research and development expenses (excluding network development and support and customer relationship management) was due to additional headcount-related expenses attributable to the increased in-house development capacity, net of co-development arrangements. This was partially offset by lower EA.com spending due to the headcount reductions in October 2001.

Network Development and Support.    Network development and support expenses decreased in absolute dollars by 28.2% due to EA.com headcount reductions in October 2001.

Customer Relationship Management.    Customer relationship management expenses decreased in absolute dollars by 24.3% due to headcount reductions in October 2001.

Amortization of Intangibles

2002	% of net revenues	2001	% of net revenues	% change

$2,245,000	0.7%	$6,475,000	3.6%	(65.3%)

For the three months ended June 30, 2002, amortization of intangibles relates to amortization of definite-lived identifiable intangible assets from acquisitions of Pogo, Westwood, Dreamworks and Kesmai. For the three months ended June 30, 2001, amortization of intangibles relates primarily to amortization of purchased goodwill and intangibles from acquisitions of Westwood, Pogo, Kesmai, Dreamworks, ABC Software and other acquisitions. The decrease in amortization for the three months ended June 30, 2002 was the result of adopting SFAS No. 142. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. As of April 1, 2002, we have ceased to amortize approximately $69,050,000 of goodwill. For the three months ended June 30, 2001, amortization of goodwill totaled $2,931,000. In addition, during the three months ended December 31, 2001, we recorded intangible impairment charges of $1,641,000 relating to EA.com’s restructuring.

Interest and Other Income, Net

2002	% of net revenues	2001	% of net revenues	% change

$3,147,000	0.9%	$2,717,000	1.5%	15.8%

Interest and other income, net, increased in absolute dollars primarily due to a write-off of an investment in an affiliate in the prior year, offset by an increase in the cost of utilizing foreign exchange hedge contracts in the current quarter.

Income Taxes

2002	Effective tax rate	2001	Effective tax rate	% change

$2,923,000	31.0%	$(20,355,000)	31.0%	114.4%

Our effective tax rate was 31% for the three months ended June 30, 2002 and 2001.

Net Income (loss)

2002	% of net revenues	2001	% of net revenues	% change

$7,404,000	2.2%	$(45,254,000)	(24.9%)	116.4%

In absolute dollars, reported net income (loss) increased primarily related to higher revenues and gross profits, offset by the increase in expenses compared to the same period last year. The increase in expenses was primarily due to the increases in marketing and advertising costs to support a higher number of franchise titles.

We believe the disclosure of pro forma net income (loss) and operating profit (loss), which does not include unusual events or transactions, such as restructuring and asset impairment costs and charges for acquired in-process technology, and also excludes amortization of intangibles, helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of this Form 10-Q and compare GAAP financial information with the pro forma financial results disclosed in this Form 10-Q.

Pro forma net income (loss), excluding the items noted above, was net income of $8,953,000 for the three months ended June 30, 2002 and net loss of $40,786,000 for the three months ended June 30, 2001. The increase in pro forma net income for the three months ended June 30, 2002 was due to higher revenues and gross profits as compared to the same periods last year. This was partially offset by an increase in marketing and sales expenses to support programs for key titles shipped in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

EA Core and EA.com

As of June 30, 2002, our working capital was $744,982,000 compared to $699,561,000 at March 31, 2002. Cash, cash equivalents and short-term investments increased by approximately $30,000,000 during the three months ended June 30, 2002. We generated $6,643,000 of cash from operations, $19,894,000 of cash through the sale of equity securities under our stock plans, offset by $8,409,000 of cash used in capital expenditures during the three months ended June 30, 2002.

Reserves for bad debts and sales returns increased from $115,870,000 at March 31, 2002 to $128,518,000 at June 30, 2002. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

Our principal source of liquidity is $826,866,000 in cash, cash equivalents and short-term investments and $5,403,000 in marketable securities. We expect that for the foreseeable future, our operating expenses will constitute a significant use of our cash balances. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements for at least the next 12 months. However, our ability to maintain sufficient liquidity could be affected by various risks and uncertainties, including but not limited to, those related to customer demand and acceptance of titles on new platforms and new title versions on existing platforms, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, the impact of competition, the economic conditions in the domestic and international markets, seasonality in operating results, risks of product returns and the other risks listed in the “Risk Factors” section.

EA.com

Included in the amounts above is the following for the EA.com business:

▪
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

▪
During the three months ended June 30, 2002, EA.com used $10,584,000 of cash in operations, $302,000 in capital expenditures for computer equipment, network infrastructure, internal use software and related third party software, offset by $10,594,000 in capital contributions from Electronic Arts. As a result of the net operating loss generated, we realized a tax benefit of approximately $6,179,000.

▪
During the three months ended June 30, 2001, EA.com used $28,670,000 of cash in operations, $7,197,000 in capital expenditures for computer equipment, network infrastructure and related software, offset by $36,349,000 in capital contributions from Electronic Arts. As a result of the net operating loss generated, we realized a tax benefit of approximately $12,151,000.

Under the AOL agreement entered into in November 1999, EA.com is required to pay $81,000,000 to AOL over the life of the five-year agreement. Of this amount, $36,000,000 was paid upon signing the agreement with the remainder due in four equal annual installments beginning with the first anniversary of the initial payment. EA.com paid AOL $11,250,000 in both fiscal 2001 and 2002. No payments were made to AOL in the three months ended June 30, 2002.

Future liquidity needs of EA.com will be met by Electronic Arts as Electronic Arts intends to continue to fund the cash requirements of EA.com for the foreseeable future.

Other Commitments

Advertising Commitments
We made a commitment to spend $15,000,000 in offline media advertisements promoting our online games, including those on the AOL service, prior to March 31, 2005. As of June 30, 2002, we have spent approximately $3,500,000 against this commitment.

On February 7, 2000, we acquired Kesmai from News America Corporation (“News Corp”) in exchange for $22,500,000 in cash and approximately 206,000 shares of our existing common stock valued at $8,650,000. We agreed to spend $12,500,000 through the period ended June 1, 2002 in advertising with News Corp or any of its affiliates. In addition, if certain conditions are met, including that a qualified public offering of Class B common stock does not occur within twenty-four months of News Corp’s purchase of such shares and all of the Class B outstanding shares have been converted to Class A common stock, then (1) News Corp has the right to (i) exchange Class B common stock for approximately 206,000 shares of Class A common stock, and (ii) receive cash from Electronic Arts in the amount of $9,650,000, and (2) we will agree to spend an additional $11,675,000 in advertising with News Corp and its affiliates.

Lease Commitments
We lease certain of our current facilities and certain equipment under non-cancelable capital and operating lease agreements. We are required to pay property taxes, insurance and normal maintenance costs for certain of our facilities and will be required to pay any increases over the base year of these expenses on the remainder of our facilities.

In February of 1995, we entered into a build-to-suit lease with a financial institution on our headquarter’s facility in Redwood City, California, which was extended in July of 2001 and runs through July of 2006. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. We have an option to purchase the property (land and facilities) for $145,000,000 or, at the end of the lease, to arrange for (1) an additional extension of the lease or (2) sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $128,900,000 if the sales price is less than this amount, subject to certain provisions of the lease.

In December 2000, we entered into a second build-to-suit lease with a financial institution for a five year term from December 2000 to expand our headquarter’s facilities and develop adjacent property adding approximately 310,000 square feet to our campus. Construction was completed in June of 2002. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities will provide space for marketing, sales and research and development. We have an option to purchase the property for $127,000,000 or, at the end of the lease, to arrange for (1) an extension of the lease or (2) sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $118,800,000 if the sales price is less than this amount, subject to certain provisions of the lease.

Lease rates are based upon the Commercial Paper Rate. The two lease agreements described above require us to maintain certain financial covenants, all of which we were in compliance with as of June 30, 2002.

Letters of Credit
In connection with our purchases of Nintendo GameCube optical disks for distribution in North America, Nintendo requires us to provide irrevocable letters of credit prior to Nintendo’s acceptance of purchase orders from us for purchases of these optical disks. For purchases of Nintendo GameCube optical disks for distribution in Japan and Europe, Nintendo requires us to make cash deposits.

Development, Celebrity, League and Content Licenses: Payments and Commitments
The products published by EA Studios are designed and created by our in-house designers and artists and by independent software developers (“independent artists”). We typically pay the independent artists royalties based on the sales of the specific products, as defined in the related independent artist agreements. Advance payments on these royalties are paid to independent artists upon meeting deliverables as detailed in the contractual agreement. In addition, certain celebrity, league and content license contracts contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, NASCAR, John Madden, National Basketball Association, PGA TOUR, Tiger Woods, National Hockey League, Warner Bros. (Harry Potter), MGM/Danjaq (James Bond), The Saul Zaentz Company d/b/a Tolkien Enterprises (The Lord of The Rings) and National Football League. These minimum guarantee payments and marketing commitments are included in the table below.

Summary of minimum contractual obligations and commercial commitments as of June 30, 2002 (in thousands):

	Contractual Obligations					Commercial Commitments

Fiscal Year Ended March 31,	Leases	Advertising	Minimum Guarantees	AOL	Marketing	Bank and Other Guarantees	Letters of Credit	Total

2003	$13,716	$6,100	$23,654	$11,250	$20,316	$1,050	$4,057	$80,143
2004	15,011	3,500	22,062	11,250	16,554	171	—	68,548
2005	11,354	4,500	15,887	—	11,159	171	—	43,071
2006	10,810	—	16,483	—	4,572	171	—	32,036
2007	9,122	—	2,997	—	3,571	170	—	15,860
Thereafter	11,609	—	2,260	—	3,571	170	—	17,610

	$71,622	$14,100	$83,343	$22,500	$59,743	$1,903	$4,057	$257,268

Transactions with Related Parties

Square EA
In May 1998, we completed the formation of a new joint venture with Square Co., Ltd. (“Square”), a leading developer and publisher of entertainment software in Japan. In North America, the companies formed Square Electronic Arts, LLC (“Square EA”), which has exclusive publishing rights in North America for future interactive entertainment titles created by Square. Additionally, we have the exclusive right to distribute in North America products published by this joint venture. Either party may terminate the existence of Square EA and the distribution agreement effective March 31, 2003. We own a 30% minority interest in this joint venture while Square owns 70%. This joint venture is accounted for under the equity method.

We generated $6,286,000 in net revenues from sales of Square EA products during the three months ended June 30, 2002 and $7,411,000 in net revenues from sales of Square EA products during the three months ended June 30, 2001.

Executive Officer Compensation
On June 24, 2002, the Company hired Warren Jenson, 46, as Executive Vice President of the Company. Mr. Jenson joined the Company from Amazon.com where he was the Chief Financial Officer (“CFO”). Prior to his tenure at Amazon.com, Mr Jenson has served as CFO of Delta Airlines and of General Electric’s NBC television unit. Mr. Jenson assumed the responsibilities of the office of CFO of the Company as of August 2, 2002. In order to incent Mr. Jenson to join the Company and to facilitate his relocation to the San Francisco Bay Area, the Company agreed to loan Mr. Jenson $4,000,000, to be forgiven over four years based on his continuing employment. This agreement was made and in effect prior to the introduction of and enactment of the Sarbanes-Oxley Act of 2002.

Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No.143 to have a material impact on our consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, as amended by SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases”, as well as makes various technical corrections to existing pronouncements. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. We do not expect the adoption of SFAS No. 145 to have a material impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our consolidated financial statements.

RISK FACTORS

Electronic Arts’ business is subject to many risks and uncertainties which may affect our future financial performance. Some of those important risks and uncertainties which may cause our operating results to vary or which may materially and adversely affect our operating results are as follows:

Risk Factors Relating to Our Core Business

New Video Game Platforms Create Additional Technical and Business Model Uncertainties

Large portions of our revenues are derived from the sale of products for play on proprietary video game platforms such as the Sony PlayStation 2. The success of our products is significantly affected by acceptance of the new video game hardware systems and the life span of older hardware platforms and our ability to accurately predict which platforms will be most successful.

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

Product Development Schedules Are Frequently Unreliable and Make Predicting Quarterly Results Difficult

Product development schedules, particularly for new hardware platforms and high-end multimedia personal computers, or PCs, are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. For example, EMPEROR: Battle for Dune for the PC, which was expected to ship in fiscal 2001 was not released until the first quarter of fiscal 2002 due to development delays. Also, James Bond 007 in . . . Agent Under Fire for the PS2, which was expected to ship in fiscal 2001, released in October of fiscal 2002 due to development delays. Additionally, development risks for CD-ROM, DVD and proprietary optical format disk products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. Our revenues and earnings are dependent on our ability to meet our product release schedules, and our failure to meet those schedules could result in revenues and earnings which fall short of analysts’ expectations for any individual quarter and the fiscal year.

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

Risk Factors Relating to Our Online Business

Because of EA.com’s Limited Operating History, It Will Be Difficult To Evaluate its Business and Prospects

EA.com’s business is still in the developing stages, so evaluating its business and prospects will be more difficult than would be the case for a more mature business. We will continue to encounter the risks and difficulties faced in launching a new business, and we may not achieve our goals or may be compelled to change the manner in which we seek to develop the business. These uncertainties as to the future operations of EA.com will increase the difficulty we face in completing and pursuing the essential plans for the development of the business and will also make it more difficult for our stockholders and securities analysts to predict the operating results of this business.

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

Our Agreements with America Online May Not Prove Successful to the Development of EA.com’s Business

We have a series of agreements with America Online (“AOL”) for the offering of our games for online play. These agreements require that we make substantial guaranteed payments to AOL and that we commit our resources to the pursuit of the online game opportunity. We cannot be assured that the substantial costs associated with the AOL agreements will be justified by the revenues generated from that relationship. In addition, restrictions included in the AOL agreements limiting other channels we may develop for offering online games may limit our ability to diversify our online distribution strategies. The success for us of the AOL agreements will also be a result of AOL’s performance under the agreements, a factor over which we will have very little control.

We Have Limited Experience with Online Games and May Not Be Able To Operate This Business Effectively

Offering games solely for online play is a substantial departure from our traditional business of selling packaged software games. We have employed various revenue models, including subscription fees, “pay to play fees” and advertising. We have limited experience with developing optimal pricing strategies for online games. For example, our product Majestic and our Platinum offering, which contained certain browser-based entertainment games, were launched with a monthly subscription pricing model and obtained only limited commercial success. Accordingly, we did not realize our projected cash flows and discontinued these offerings as part of EA.com’s restructuring plan. Similarly, we have limited experience in predicting usage patterns for our games. Because of our inexperience in this area, we may not be effective in achieving success that may otherwise be attainable from offering our games online.

Online Games Have Risks That Are Not Associated with Our Traditional Business

Online games, particularly multiplayer games, pose risks to player enjoyment that do not generally apply to packaged goods games. Players frequently would not be acquainted with other players, which may adversely affect the playing experience. Social issues raised by a player’s conduct may impact the experience for other players. It is difficult to monitor player behavior that impairs the game experience. In addition, there are substantial technical challenges to be met both in the introduction of our games online and in maintaining an effective game playing environment over time. Also, hacking and spamming has become a serious problem for online sites, and significant hacking and spamming could seriously interfere with online game play. If these risks are not successfully controlled and technical challenges resolved, potential customers for our games may be unwilling to play in sufficient volume to allow us to attain or sustain profitability.

Development of EA.com’s Business Will Require Significant Capital, and We Cannot Be Assured That It Will Be Available

        EA.com will not be successful if it does not continue to receive substantial financing that is required to continue to build its business. Electronic Arts has agreed to provide a limited amount of funding to EA.com, but this financing alone may not be sufficient for the development of EA.com’s business. Any additional funding that is obtained from Electronic Arts may either be treated as a debt arrangement or would increase Electronic Arts’ retained interest in EA.com and correspondingly decrease the interest of the holders of outstanding shares of Class B common stock. The attraction of additional equity or debt financing for EA.com from third parties may not be possible or may only be possible on terms that result in significant dilution to Class A and Class B common stockholders or incremental interest payments and debt-related restrictions on the operation of the business. To date, nearly all funding (except warrants and cash from revenues) has been provided by Electronic Arts.

If Use of the Internet Does Not Continue To Develop and Reliably Support the Demands Placed on It by Electronic Commerce, EA.com’s Business Will Be Harmed

EA.com’s success depends upon growth in the use of the Internet as a medium for playing games. The use of the Internet for sophisticated games like ours is relatively new. Our business would be seriously harmed if:

▪	use of the Internet does not continue to increase or increases more slowly than expected,

▪	the infrastructure for the Internet does not effectively support online game play,

▪	concerns over the secure transmission of confidential information over public networks inhibit the growth of the Internet as a means of conducting commercial transactions, or

▪	government regulations regarding Internet content, privacy or other conditions impede the effectiveness of the Internet to users.

Capacity Restraints May Restrict the Use of the Internet as a Forum for Game Play, Resulting in Decreased Demand for Our Products

The Internet infrastructure may not be able to support the demands placed on it by increased usage or the limited capacity of networks to transmit large amounts of data. Other risks associated with commercial use of the Internet could slow its growth, including:

▪	outages and other delays resulting from the inadequate reliability of the network infrastructure,

▪	slow development of enabling technologies and complementary products, and

▪	limited availability and adoption by consumers of cost-effective, high speed access.

Delays in the development or adoption of new equipment standards or protocols required to handle increased levels of Internet activity, or increased governmental regulation, would cause the Internet to fail to gain, or lose, viability as a means of game playing. If these or any other factors cause use of the Internet for commerce to slow or decline, the Internet may not prove viable as a commercial marketplace. This, in turn, would result in decreased demand for EA.com’s products and services.

To Become and Remain Competitive, EA.com Must Continually Develop New Content. This Is Inherently Risky and Expensive.

        EA.com’s success depends on our ability to develop new products and services for the EA.com site. Our agreement with AOL requires us to develop new games for the EA.com site. We cannot assure you that products will be developed on time, in a cost effective manner, or that they will be commercially successful. Currently, the release of several products such as The Sims Online and Earth & Beyond for which we expect to generate subscription revenue, have been delayed due to longer than anticipated development schedules. Similarly, the online product Majestic achieved only limited commercial success due in part to the length of time it took to download the online software component. Accordingly, we discontinued Majestic on May 1, 2002.

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

Increasing Governmental Regulation of the Internet Could Limit the Market for Our Products

As Internet commerce continues to evolve, we expect that federal, state and foreign governments will adopt laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. It is possible that legislation could expose companies involved in electronic commerce to liability, taxation or other increased costs, any of which could limit the growth of electronic commerce generally. Legislation could dampen the growth in Internet usage and decrease its acceptance as a communications and commercial medium. If enacted, these laws and regulations could limit the market for EA.com’s products.

Our Revenues Have Been Heavily Dependent on a Single Product and Would Be Adversely Affected if That Product’s Popularity Were To Decline

In the near term, EA.com’s subscription revenues to date have consisted primarily of revenues from sales of our online product Ultima Online, and we would be adversely affected if revenues from that product were to decline for any reason and not be replaced. We expect the online game market to become increasingly competitive, and it is possible that competing products could cause revenues from Ultima Online to decline. In addition, popularity of Ultima Online could decline over time simply because of consumer preference for new game experiences.

We Continue to Invest in Research and Development and Network Technology and Operations for EA.com, and We Cannot Be Assured That We Will Achieve Revenues That Support This Level of Spending

We have invested heavily, and expect to continue to invest, in research and development and network technology and operations for our website and online games. While we have reduced the overall level of spending for EA.com, we will continue to invest in the technologies, tools and network infrastructure that are necessary for us to launch and support our key products, The Sims Online and Earth & Beyond. Accordingly, there are no assurances that the revenues from these products will exceed the associated costs in order for EA.com to achieve profitability. If we cannot increase revenues to profitable levels, the value of EA.com will be impaired. In order to develop the broad game offerings that we envision for our online operations it will continue to be necessary to engage in significant developmental efforts both to adapt existing Electronic Arts games to the online format and to create new online games. Our agreements with AOL require us to maintain a substantial commitment to online game development and we cannot be assured that we will realize acceptable returns from this investment.

We Derive a Significant Portion Of Our Revenue From Advertisements and Advertising Services, Which Revenues Tend to be Cyclical and Dependent on the Economic Prospects Of Advertisers and Direct Marketers and the Economy in General. A Continued Decrease in Expenditures By Advertisers and Direct Marketers Or a Continued Downturn in the Economy Could Cause Our Revenues to Decline Significantly in any Given Period.

We derive, and expect to continue to derive for the foreseeable future, a large portion of our revenue from products and services we provide to advertisers, direct marketers and agencies, advertising sold through our agreement with AOL and from advertisements we deliver to Web sites. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including Internet advertising, has been characterized in recent quarters by increasing softness of demand, lower prices for advertisements, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from customers and the reduction of marketing and advertising budgets, especially for online advertising and by Internet-related companies. As a result of these reductions, advertising spending across traditional media, as well as the Internet, has decreased. We cannot assure you that further reductions will not occur.

The advertising revenue outlook for EA.com may be adversely affected by an environment where the supply of advertising inventory exceeds advertisers’ demand. Under these circumstances, Web publishers tend to remove ad space from their Web sites in an effort to correct the supply-demand imbalance; other publishers may cut back on their Web presence or go out of business. Faced with smaller budgets, advertisers and ad agencies purchase less advertising inventory and tend not to experiment with newer advertising media, like the Internet. Consequently, the number of ad impressions delivered by EA.com may decline or fail to grow, which would adversely affect our revenues.

We cannot assure you that further reductions in advertising spending will not occur. We also cannot assure you that if economic conditions improve, marketing budgets and advertising spending will increase from current levels. A continued decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities or increase the time it takes to close a sale with a customer. As a result, our revenues from advertisements and advertising services may decline significantly in any given period.

Online Product Development Schedules Are Unreliable and Make Predicting Quarterly Results Difficult

Online product development schedules, particularly for Internet based games are difficult to predict because they involve creative processes, use of new development tools, Internet latency issues, a learning process to better understand Internet based game mechanics, and research and experimentation associated with development for new online technologies. Additionally, development risks for Internet based products can cause particular difficulties in predicting quarterly results because of the challenges associated with game testing, live Beta testing, integration into network servers and integration on to the Games web site and may impact the release (“go live”) dates of products during a particular quarter. Several online products currently under development such as The Sims Online and Earth & Beyond have experienced development delays and will be released later than planned. Our revenues and operating costs are dependent on our ability to meet our product “go live” schedules, and our failure to meet those schedules could result in revenues falling short of analysts’ expectations, resulting in increased operating losses for EA.com.

We Are Heavily Dependent on a Few Internet Infrastructure Service Providers to Host and Manage Our Servers at Co-Location Facilities and Our Operating Results May Be Adversely Affected if We Must Change Service Providers

We are dependent on a few third party internet infrastructure service providers to host and manage the majority of our servers that support our online games. The performance of these service providers are outside of our control. Many of the service providers in the internet infrastructure space require substantial financial resources to build, maintain and manage co-location facilities. Many of these service providers have experienced significant financial difficulties during the recent economic downturn. To the extent that industry, economic, financial or competitive factors influence the level of performance that we expect from service providers we currently use for co-location space (bandwidth and rack), we may need to re-locate our servers to another co-location facility which would increase our expenses and may result in delays or reduced shipments of our online products, thereby adversely impact our operating results.

General Risk Factors

Because of the Competition for Qualified Technical, Creative, Marketing and Other Personnel, We May Not Be Able To Attract and Retain the Personnel Necessary for our Businesses

The market for technical, creative, marketing and other personnel essential to the development of online businesses and management of our online and core businesses continues to be competitive, although current market conditions have made it less difficult to attract and retain the employees we need. In the last fiscal year, notwithstanding the downturn of the economy generally, competitive recruiting efforts aimed at Electronic Arts’ employees and executives continued. Electronic Arts’ leading position within the interactive entertainment industry makes us a prime target for recruiting of executives and key creative talent to assist in the consolidation that the interactive entertainment industry is experiencing. In addition, the cost of real estate in the San Francisco Bay area the location of our headquarters and largest studio remains relatively high, and has made recruiting from other areas and relocating employees to our headquarters more difficult. If we cannot successfully recruit and retain the employees we need, our ability to develop and manage our businesses will be impaired.

Our Platform Licensors Are Our Chief Competitors and Frequently Control the Manufacturing of and/or Access To Our Video Game Products

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

        In addition, as online capabilities for videogame platforms emerge, our platform licensors will control our ability to provide online game capabilities for our console platform products. Currently, both Microsoft and Sony provide, or have announced plans to provide, online capabilities for Xbox and PlayStation 2 products respectively. In each case, compatibility code and the consent of the licensor are required for us to include online capabilities in our products. In addition, the business model for

Microsoft’s and Sony’s online businesses for their videogame products may compete with our EA.com business. As these capabilities become more significant, the failure or refusal of our licensors to approve our products, or the successful deployment by these licensors of services competitive to EA.com, may harm our business.

Proliferation and Assertion of Patents Poses Serious Risks to our Business

Many patents have been issued that may apply to widely used game technologies. Additionally, many recently issued patents are now being asserted against Internet implementations of existing games. Several such patents have been asserted against us. Such claims can harm our business. For example, in June of 2002 we were sued for alleged infringement of a patent which the plaintiff claims generally describes the distribution of a software program on CD-ROMs to users containing a link capability (e.g., hyperlinks) to additional information stored on a remote server. We will incur substantial expenses in evaluating and defending against such claims, regardless of the merits of the claims. In the event that there is a determination that we have infringed a third party patent, we could incur significant monetary liability and be prevented from using the rights in the future.

Foreign Sales and Currency Fluctuations

For the three months ended June 30, 2002, international net revenues comprised 48% of total consolidated net revenues. For the fiscal year ended March 31, 2002, international net revenues comprised 37% of total consolidated net revenues. We expect foreign sales to continue to account for a significant and growing portion of our revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. While we hedge against foreign currency fluctuations, we cannot control translation issues. For example, our revenues in Japan in the first quarter of fiscal 2003 were adversely impacted by a devaluation of the Yen as compared to the prior year. The devaluation had an adverse effect for the quarter on our net revenues and net income. Any of these factors may significantly harm our business.

Increased Difficulties in Forecasting Results

During platform transition periods, where the success of our products is significantly impacted by the changing market for our products, forecasting our revenues and earnings is more difficult than in more stable or rising product markets. The demand for our products may decline during a transition faster than we anticipate, negatively impacting both revenues and earnings. At launch, Sony shipped only half of the number of PlayStation 2 units to retail in North America than it had originally planned, and it shipped significantly fewer units than planned at launch in Europe as well. Shortages were announced as being caused by shortages of components for manufacturing. Due to these shortages, our results of operations for fiscal 2001 were adversely affected. Consequently, if Microsoft or Nintendo do not ship the number of units planned for the Xbox and Nintendo GameCube, our sales of these products may be adversely affected in fiscal 2003.

The Current Legislative and Regulatory Environment Affecting Accounting Principles Generally Accepted in the United States of America is Uncertain and Volatile, and Significant Changes in Current Principles Could Affect Our Financial Statements Going Forward.

        Recent actions and public comments from the SEC have focused on the integrity of financial reporting generally. Similarly, Congress has considered a variety of bills that could affect certain accounting principles. In addition, the FASB and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, such as accounting for stock options, some of which represent a significant change from current industry practices. While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, we cannot predict the impact of the adoption of any such proposals on our financial statements going forward.

Fluctuations in Stock Price

Due to analysts’ expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of our common stock in any given period. As a result of the factors discussed in this report and other factors that may arise in the future, the market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to us, to changes in analysts’ earnings estimates, or to factors affecting the computer, software, Internet, entertainment, media or electronics businesses. In addition, fluctuations may be due to uncertainties in the securities markets in general. For example, during the fiscal year ended March 31, 2002, the price per share of our Class A common stock ranged from $42.40 to $66.01 and $53.98 to $66.88 during the three months ended June 30, 2002.

World Events

The terrorist attacks of September 11, 2001 in the United States, the subsequent US military action, and the continuing concerns over potential additional terrorist attacks against US interests and citizens pose serious uncertainties in our business. Consumer spending, consumer preferences in entertainment, and the securities markets generally may be affected on an ongoing and unpredictable basis by these events, all of which may make prediction of our results more difficult.

Because of these and other factors affecting our operating results and financial condition, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Rate Risk

We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, thereby, limiting our risk. Gains and losses on foreign exchange contracts are reflected in the Condensed Consolidated Statements of Operations. At June 30, 2002, we had foreign exchange contracts, all with maturities of less than one month to purchase and sell approximately $137,125,000 in foreign currencies, primarily British Pounds, European Currency Units (“Euros”), Japanese Yen and other currencies.

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

The following table provides information about our foreign currency forward exchange contracts at June 30, 2002. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value.

	Contract Amount	Weighted-Average Contract Rate	Fair Value Gain/(Loss)

	(In thousands)		(In thousands)
Foreign currency to be sold under contract:
British Pound	$78,011	1.4554	$(4,056)
Euro	18,642	0.9321	(1,178)
Japanese Yen	6,151	123.5500	(220)
Swedish Krona	5,172	9.0880	55
Norwegian Krone	3,370	7.4187	47
South African Rand	2,842	10.2051	66
Australian Dollar	2,760	0.5521	(55)
Danish Krone	2,408	7.4764	9

Total	$119,356		$(5,332)

Foreign currency to be purchased under contract:
British Pound	$17,769	1.5335	$186

Total	$17,769		$186

Grand total	$137,125		$(5,146)

While the contract amounts provide one measurement of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts (arising from the possible inabilities of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations exceed our obligations as these contracts can be settled on a net basis at our option. We control credit risk through credit approvals, limits and monitoring procedures.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. At June 30, 2002, our cash equivalents and short-term investments included debt securities of $669,090,000. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The table below presents the amounts and related weighted average interest rates of our investment portfolio at June 30, 2002 (dollars in thousands):

	Average Interest Rate	Cost	Fair Value

Cash equivalents
Fixed rate	3.79%	$ 30,204	$ 30,204
Variable rate	1.98%	$400,558	$400,558
Short-term investments
Fixed rate	3.69%	$226,998	$229,928
Variable rate	6.35%	$ 8,400	$ 8,649

Maturity dates for short-term investments range from 11 months to 30 months with call dates ranging from 0 months to 12 months.

PART II—OTHER INFORMATION

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders, held on August 1, 2002, the stockholders elected the following individuals for one-year terms to the Board of Directors: M. Richard Asher, William J. Byron, Leonard S. Coleman, Gary M. Kusin, Timothy Mott, Lawrence F. Probst III and Linda J. Srere. These individuals have received a plurality of the votes eligible to vote, voting either in person or by proxy.

In addition, the following matters were voted upon by the Stockholders:

To amend the 2000 Class A Equity Incentive Plan to increase by 5,500,000 the number of shares of the Company’s Class A common stock reserved for issuance under the Plan.

Votes
For	Against	Abstain

102,882,200	24,127,424	122,426

To ratify the appointment of KPMG LLP as our independent auditors for the current fiscal year.

Votes
For	Against	Abstain

121,957,885	5,135,814	38,351

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits: The following exhibits are filed as part of this report:

Exhibit Number	Title
10.54	Amendment No. 1 to Lease Agreement by and between Registrant and California Plaza of Walnut Creek, Inc., dated May 20, 2002.

Exhibit Number	Title
10.55	Offer Letter for Employment at Electronic Arts Inc. to Warren Jenson, dated June 21, 2002.
10.56	Full Recourse Promissory Note between Electronic Arts Inc. and Warren Jenson, dated July 19, 2002.
10.57	Full Recourse Promissory Note between Electronic Arts Inc. and Warren Jenson, dated July 19, 2002.

(b)	Reports on Form 8-K:

On July 2, 2002, the Company filed an 8-K under Item 5 announcing that due to the untimely death of Daniel H. Case III, who had been nominated for re-election to the Board of Directors of Electronic Arts at the Annual Meeting of Stockholders held on August 1, 2002, the Board of Directors had reduced the size of the Board from eight (8) to seven (7) members as of July 1, 2002. In addition, the Company announced that it did not intend to propose a substitute nominee for election to the Board of Directors at the Annual Meeting of Stockholders.

On August 2, 2002, the Company filed an 8-K under Item 5 attaching its Sworn Statement under Oath of Principal Executive Officer and Principal Financial Officer pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934 as submitted to the Securities and Exchange Commission on August 1, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC. (Registrant)

DATED: August 13, 2002	/s/ WARREN C. JENSON
WARREN C. JENSON Executive Vice President and Chief Financial Officer

ELECTRONIC ARTS INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
10.54	Amendment No. 1 to Lease Agreement by and between Registrant and California Plaza of Walnut Creek, Inc., dated May 20, 2002.
10.55	Offer Letter for Employment at Electronic Arts Inc. to Warren Jenson, dated June 21, 2002.
10.56	Full Recourse Promissory Note between Electronic Arts Inc. and Warren Jenson, dated July 19, 2002.
10.57	Full Recourse Promissory Note between Electronic Arts Inc. and Warren Jenson, dated July 19, 2002.