Form 10-Q
period 2002-09-30
ELECTRONIC ARTS INC
filed 2002-11-08
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

YES  [X]           NO  [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

		Outstanding at
Class of Common Stock	Par Value	October 31, 2002

Class A common stock	$0.01	141,292,321

ELECTRONIC ARTS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)

	September 30,	March 31,
	2002	2002

ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$920,768	$796,936
Marketable securities	6,525	6,869
Receivables, less allowances of $125,402 and $115,870, respectively	139,366	190,495
Inventories, net	36,827	23,780
Deferred income taxes	36,412	38,597
Other current assets	159,287	95,866

Total current assets	1,299,185	1,152,543
Property and equipment, net	307,056	308,827
Investments in affiliates	17,324	19,077
Goodwill and other intangibles, net	121,484	110,512
Long-term deferred income taxes	55,649	64,065
Other assets	46,387	44,350

	$1,847,085	$1,699,374

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120,320	$88,563
Accrued and other liabilities	333,558	364,419

Total current liabilities	453,878	452,982
Minority interest in consolidated joint venture	1,420	3,098
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares	—	—
Common stock
Class A common stock, $0.01 par value. Authorized 400,000,000 shares; issued and outstanding 140,832,259 and 138,429,269 shares, respectively	1,408	1,384
Class B common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 4,233,463 and 6,233,413 shares, respectively	42	62
Paid-in capital	729,774	649,777
Retained earnings	664,433	606,795
Accumulated other comprehensive loss	(3,870)	(14,724)

Total stockholders’ equity	1,391,787	1,243,294

	$1,847,085	$1,699,374

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues	$453,490	$240,156	$785,388	$422,106
Cost of goods sold	198,891	117,760	340,256	206,789

Gross profit	254,599	122,396	445,132	215,317

Operating expenses:
Marketing and sales	55,514	45,020	120,888	85,824
General and administrative	27,453	25,403	53,116	48,618
Research and development	98,140	97,555	189,109	188,360
Amortization of intangibles	2,246	6,475	4,491	12,950

Total operating expenses	183,353	174,453	367,604	335,752

Operating income (loss)	71,246	(52,057)	77,528	(120,435)
Interest and other income, net	1,177	4,060	4,324	6,777

Income (loss) before provision for (benefit from) income taxes and minority interest	72,423	(47,997)	81,852	(113,658)
Provision for (benefit from) income taxes	22,451	(14,879)	25,374	(35,234)

Income (loss) before minority interest	49,972	(33,118)	56,478	(78,424)
Minority interest in consolidated joint venture	262	294	1,160	346

Net income (loss)	$50,234	$(32,824)	$57,638	$(78,078)

Class A common stock:
Net income (loss):
Basic	$53,407	$(27,236)	$63,801	$(66,611)

Diluted	$50,234	$(32,824)	$57,638	$(78,078)

Net income (loss) per share:
Basic	$0.38	$(0.20)	$0.46	$(0.49)
Diluted	$0.34	$(0.24)	$0.39	$(0.57)
Number of shares used in computation:
Basic	139,843	136,652	139,317	136,158
Diluted	146,619	137,304	146,269	136,810

Class B common stock:
Net loss, net of retained interest in EA.com	$(3,173)	$(5,588)	$(6,163)	$(11,467)

Net loss per share:
Basic	$(0.57)	$(0.93)	$(1.07)	$(1.90)
Diluted	$(0.57)	$(0.93)	$(1.07)	$(1.90)
Number of shares used in computation:
Basic	5,547	6,022	5,759	6,020
Diluted	5,547	6,022	5,759	6,020

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months
	Ended September 30,

	2002	2001

Operating activities:
Net income (loss)	$57,638	$(78,078)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest in consolidated joint venture	(1,160)	(346)
Distribution from investment in affiliate	3,000	—
Equity in net (income) loss of affiliates	(1,313)	160
Gain on sale of affiliate	—	(200)
Depreciation and amortization	49,373	55,294
Loss on write-down of affiliate	471	—
Loss on sale of fixed assets	115	315
Permanent impairment of marketable securities	2,359	—
Bad debt expense	4,639	2,327
Stock-based compensation	2,161	1,154
Tax benefit from exercise of stock options	16,866	16,789
Change in assets and liabilities:
Receivables	48,261	68,584
Inventories	(13,047)	(5,133)
Other assets	(85,409)	(70,114)
Accounts payable	31,726	6,628
Accrued and other liabilities	(35,800)	(76,723)
Deferred income taxes	8,689	(581)

Net cash provided by (used in) operating activities	88,569	(79,924)

Investing activities:
Proceeds from sale of property and equipment	411	225
Proceeds from sale of affiliate	—	570
Capital expenditures	(23,386)	(29,711)
Investment in affiliates, net	(405)	3,018
Change in short-term investments, net	(46,212)	(81,104)
Acquisition, net of cash acquired	(12,868)	—

Net cash used in investing activities	(82,460)	(107,002)

Financing activities:
Proceeds from sales of Class A shares through employee stock plans and other plans	61,281	49,010
Proceeds from sales of Class B shares through employee stock plans and other plans	1	—
Purchase of treasury shares	—	(6,824)
Proceeds from minority interest investment	(751)	—

Net cash provided by financing activities	60,531	42,186

Translation adjustment	8,005	3,733

Increase (decrease) in cash and cash equivalents	74,645	(141,007)
Beginning cash and cash equivalents	552,826	419,812

Ending cash and cash equivalents	627,471	278,805
Short-term investments	293,297	129,140

Ending cash, cash equivalents and short-term investments	$920,768	$407,945

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)
(unaudited)

	Six Months
	Ended September 30,

	2002	2001

Supplemental cash flow information:
Cash paid during the period for income taxes	$4,052	$6,756

Non-cash investing activities:
Change in unrealized appreciation (loss) on investments and marketable securities	$2,635	$(3,781)

Non-cash financing activities:
Conversion of 2,000,000 shares of Class B common stock for 206,454 shares of Class A common stock	$9,353	$—

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Electronic Arts Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended March 31, 2002 as filed with the Securities and Exchange Commission on June 28, 2002.

Note 2. Fiscal Year and Fiscal Quarter

The Company’s fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to March 31 in each year. The results of operations for fiscal 2003 and fiscal 2002 contain 52 weeks. The results of operations for the fiscal quarters ended September 30, 2002 and 2001 contain 13 weeks. For simplicity of presentation, all fiscal periods are treated as ending on a calendar month end.

Note 3. Common Stock

At the Company’s Annual Meeting of Stockholders, held on August 1, 2002, the stockholders elected to amend the 2000 Class A Equity Incentive Plan to increase by 5,500,000 the number of shares of the Company’s Class A common stock reserved for issuance under the Plan.

Note 4. Goodwill and Other Intangible Assets

Effective April 1, 2002, the Company adopted the full provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and acquired intangible assets meeting certain criteria to be recorded apart from goodwill. The Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS No. 141, which resulted in $41,462,000 of other intangibles to be recorded separately from goodwill and $4,000,000 of acquired workforce intangibles being subsumed into goodwill at April 1, 2002. In addition, effective April 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 also requires, among other things, reassessment

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other indefinite-lived intangibles. The Company evaluated the estimated useful lives of existing recognized intangibles and determined that the estimated useful lives of all such assets were appropriate.

In accordance with SFAS No. 142, the Company has ceased to amortize goodwill (see goodwill information in table below). In lieu of amortization, SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit. The first step, required to be completed by September 30, 2002, tests for impairment by applying fair value-based tests at the Company’s reporting unit level. The second step (if necessary), required to be completed by March 31, 2003, measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. The Company completed the first step of impairment testing during the quarter ended June 30, 2002 and found no indicators of impairment of its recorded goodwill. Accordingly, provided there are no future indicators of impairment, the second testing step is not necessary during fiscal 2003.

The following table presents comparative information showing the effects that non-amortization of goodwill would have had on the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2001 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income (loss)	$50,234	$(32,824)	$57,638	$(78,078)
Goodwill amortization, net of tax	—	2,022	—	4,044

Adjusted net income (loss)	$50,234	$(30,802)	$57,638	$(74,034)

Reported diluted net earnings (loss) per share	$0.34	$(0.24)	$0.39	$(0.57)
Goodwill amortization, net of tax	—	0.02	—	0.03

Adjusted diluted net earnings (loss) per share	$0.34	$(0.22)	$0.39	$(0.54)

The Company operates in two business segments globally, EA Core and EA.com (see Note 8 of the Notes to Condensed Consolidated Financial Statements). During the quarter ended September 30, 2002, the Company recorded additional goodwill as a result of an acquisition of a software development company. Goodwill information for each business segment is as follows (in thousands):

				Effects of	As of
	As of March	Goodwill		Foreign	September 30,
	31, 2002	Acquired	Adjustments	Currency	2002

EA Core	$39,335	$16,139	$—	$(366)	$55,108
EA.com	29,715	—	—	—	29,715

	$69,050	$16,139	$—	$(366)	$84,823

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

Other intangibles consisted of the following (in thousands):

	September 30, 2002				March 31, 2002

	Gross			Other	Gross			Other
	Carrying	Accumulated		Intangibles,	Carrying	Accumulated		Intangibles,
	Amount	Amortization	Other	Net	Amount	Amortization	Other	Net

Developed/Core Technology	$28,263	$(17,682)	$—	$10,581	$28,263	$(15,455)	$—	$12,808
Tradename	35,169	(11,356)	—	23,813	35,169	(9,854)	—	25,315
Subscribers and Other Intangibles	8,694	(5,918)	(509)	2,267	8,694	(5,156)	(199)	3,339

Other Intangibles	$72,126	$(34,956)	$(509)	$36,661	$72,126	$(30,465)	$(199)	$41,462

As of September 30, 2002, future intangible asset amortization expense is estimated as follows (in thousands):

Fiscal Year Ended March 31,

2003	$4,242
2004	7,364
2005	5,946
2006	5,517
2007	2,489
Thereafter	11,103

$36,661

Note 5. Prepaid Royalties

Prepaid royalties consist primarily of prepayments for manufacturing royalties, co-publishing and/or distribution affiliates and license fees paid to celebrities, professional sports organizations and other organizations for use of their trade name and content. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual or effective royalty rate as cost of goods sold based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly and charges to research and development expense any amounts that management deems unlikely to be realized through product sales. Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year. The current portion of prepaid royalties, included in other current assets, was $104,266,000 and $65,484,000 at September 30, 2002 and March 31, 2002, respectively. The long-term portion of prepaid royalties, included in other assets, was $4,379,000 and $1,164,000 at September 30, 2002 and March 31, 2002, respectively.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

Note 6. Inventories

Inventories are stated at the lower of cost or market. Inventories, net, at September 30, 2002 and March 31, 2002 consisted of (in thousands):

	September 30, 2002	March 31, 2002

Raw materials and work in process	$7,196	$1,025
Finished goods	29,631	22,755

	$36,827	$23,780

Note 7. Accrued and Other Liabilities

Accrued and other liabilities at September 30, 2002 and March 31, 2002 consisted of (in thousands):

	September 30, 2002	March 31, 2002

Accrued income taxes	$91,732	$94,444
Accrued expenses	82,708	87,104
Accrued royalties	78,763	77,590
Accrued compensation and benefits	60,923	87,985
Deferred revenue	16,374	13,286
Warranty reserve	3,058	4,010

	$333,558	$364,419

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

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

The Company operates in two business segments globally:

•	EA Core business segment: creation, marketing and distribution of entertainment software.

•	EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

Please see the discussion regarding segment reporting in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Information about the Company’s business segments is presented below for the three and six months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended September 30, 2002

	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenues	$434,694	$18,796	$453,490
Cost of goods sold	195,740	3,151	198,891

Gross profit	238,954	15,645	254,599
Operating expenses:
Marketing and sales(a)	46,287	9,227	55,514
General and administrative	25,431	2,022	27,453
Research and development(b)	71,764	26,376	98,140
Amortization of intangibles	927	1,319	2,246

Total operating expenses	144,409	38,944	183,353

Operating income (loss)	94,545	(23,299)	71,246
Interest and other income (expense), net	1,205	(28)	1,177

Income (loss) before provision for income taxes and minority interest	95,750	(23,327)	72,423
Provision for income taxes	22,451	—	22,451

Income (loss) before minority interest	73,299	(23,327)	49,972
Minority interest in consolidated joint venture	262	—	262

Net income (loss) before retained interest in EA.com	$73,561	$(23,327)	$50,234

Interest income	$4,468	$7	$4,475
Depreciation and amortization	12,701	12,366	25,067
Identifiable assets	1,701,838	145,247	1,847,085
Capital expenditures	14,702	275	14,977

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

	Three Months Ended September 30, 2001

	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenues	$224,926	$15,230	$240,156
Cost of goods sold	114,788	2,972	117,760

Gross profit	110,138	12,258	122,396
Operating expenses:
Marketing and sales(a)	34,979	10,041	45,020
General and administrative	23,152	2,251	25,403
Research and development(b)	63,725	33,830	97,555
Amortization of intangibles(c)	3,205	3,270	6,475

Total operating expenses	125,061	49,392	174,453

Operating loss	(14,923)	(37,134)	(52,057)
Interest and other income (expense), net	4,179	(119)	4,060

Loss before benefit from income taxes and minority interest	(10,744)	(37,253)	(47,997)
Benefit from income taxes	(14,879)	—	(14,879)

Income (loss) before minority interest	4,135	(37,253)	(33,118)
Minority interest in consolidated joint venture	294	—	294

Net income (loss) before retained interest in EA.com	$4,429	$(37,253)	$(32,824)

Interest income	$4,300	$16	$4,316
Depreciation and amortization	13,366	14,573	27,939
Identifiable assets	1,097,527	196,625	1,294,152
Capital expenditures	11,116	3,565	14,681

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

	Six Months Ended September 30, 2002

	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenues	$746,813	$38,575	$785,388
Cost of goods sold	334,235	6,021	340,256

Gross profit	412,578	32,554	445,132
Operating expenses:
Marketing and sales(a)	103,729	17,159	120,888
General and administrative	48,946	4,170	53,116
Research and development(b)	137,365	51,744	189,109
Amortization of intangibles	1,853	2,638	4,491

Total operating expenses	291,893	75,711	367,604

Operating income (loss)	120,685	(43,157)	77,528
Interest and other income (expense), net	4,426	(102)	4,324

Income (loss) before provision for income taxes and minority interest	125,111	(43,259)	81,852
Provision for income taxes	25,374	—	25,374

Income (loss) before minority interest	99,737	(43,259)	56,478
Minority interest in consolidated joint venture	1,160	—	1,160

Net income (loss) before retained interest in EA.com	$100,897	$(43,259)	$57,638

Interest income	$9,099	$73	$9,172
Depreciation and amortization	24,609	24,764	49,373
Capital expenditures	22,809	577	23,386

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

	Six Months Ended September 30, 2001

	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenues	$390,477	$31,629	$422,106
Cost of goods sold	200,207	6,582	206,789

Gross profit	190,270	25,047	215,317
Operating expenses:
Marketing and sales(a)	65,810	20,014	85,824
General and administrative	43,419	5,199	48,618
Research and development(b)	119,108	69,252	188,360
Amortization of intangibles(c)	6,410	6,540	12,950

Total operating expenses	234,747	101,005	335,752

Operating loss	(44,477)	(75,958)	(120,435)
Interest and other income (expense), net	7,268	(491)	6,777

Loss before benefit from income taxes and minority interest	(37,209)	(76,449)	(113,658)
Benefit from income taxes	(35,234)	—	(35,234)

Loss before minority interest	(1,975)	(76,449)	(78,424)
Minority interest in consolidated joint venture	346	—	346

Net loss before retained interest in EA.com	$(1,629)	$(76,449)	$(78,078)

Interest income	$9,468	$35	$9,503
Depreciation and amortization	24,829	30,465	55,294
Capital expenditures	18,949	10,762	29,711

(a)	EA.com Marketing and Sales includes $4,466,000 of Carriage Fee for the three months ended September 30, 2002 and 2001 and $8,932,000 of Carriage Fee for the six months ended September 30, 2002 and 2001.

(b)	EA.com Research and Development includes $11,998,000 of Network Development and Support and $2,137,000 of Customer Relationship Management (CRM) for the three months ended September 30, 2002; and includes $15,170,000 of Network Development and Support and $2,996,000 of CRM for the three months ended September 30, 2001. EA.com Research and Development includes $24,111,000 of Network Development and Support and $4,344,000 of CRM for the six months ended September 30, 2002; and includes $32,045,000 of Network Development and Support and $5,910,000 of CRM for the six months ended September 30, 2001.

(c)	Results for fiscal 2003 do not include amortization of goodwill as a result of adopting SFAS No. 142. Amortization of intangibles for the three months ended September 30, 2001 includes goodwill amortization of $1,486,000 for EA Core and $1,445,000 for EA.com. Amortization of intangibles for the six months ended September 30, 2001 includes goodwill amortization of $2,971,000 for EA Core and $2,890,000 for EA.com.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

Information about the Company’s operations in North America and foreign areas for the three and six months ended September 30, 2002 and 2001 is presented below (in thousands):

			Asia
			Pacific
	North		(excluding
	America	Europe	Japan)	Japan	Eliminations	Total

Three months ended September 30, 2002
Net revenues from unaffiliated customers	$313,559	$116,654	$13,803	$9,474	$—	$453,490
Intercompany revenues	(3,097)	10,885	967	57	(8,812)	—

Total net revenues	310,462	127,539	14,770	9,531	(8,812)	453,490

Operating income (loss)	38,111	34,002	346	(912)	(301)	71,246
Interest income	4,012	421	41	1	—	4,475
Depreciation and amortization	20,793	3,893	229	152	—	25,067
Identifiable assets	1,402,119	408,419	24,156	12,391	—	1,847,085
Capital expenditures	11,507	3,281	102	87	—	14,977
Long-lived assets	357,675	177,429	4,847	4,884	—	544,835

Six months ended September 30, 2002
Net revenues from unaffiliated customers	$487,138	$243,184	$28,992	$26,074	$—	$785,388
Intercompany revenues	(2,916)	20,835	1,910	57	(19,886)	—

Total net revenues	484,222	264,019	30,902	26,131	(19,886)	785,388

Operating income (loss)	27,568	53,154	709	(4,080)	177	77,528
Interest income	8,284	793	94	1	—	9,172
Depreciation and amortization	41,299	7,318	462	294	—	49,373
Capital expenditures	17,833	5,127	262	164	—	23,386

Three months ended September 30, 2001
Net revenues from unaffiliated customers	$169,555	$53,202	$8,007	$9,392	$—	$240,156
Intercompany revenues	816	4,894	2,734	—	(8,444)	—

Total net revenues	170,371	58,096	10,741	9,392	(8,444)	240,156

Operating loss	(29,987)	(20,482)	(300)	(1,162)	(126)	(52,057)
Interest income	3,649	602	65	—	—	4,316
Depreciation and amortization	23,923	3,652	200	164	—	27,939
Identifiable assets	994,577	267,690	18,072	13,813	—	1,294,152
Capital expenditures	9,087	5,211	121	262	—	14,681
Long-lived assets	353,289	164,261	4,083	4,608	—	526,241

Six months ended September 30, 2001
Net revenues from unaffiliated customers	$272,617	$113,014	$18,058	$18,417	$—	$422,106
Intercompany revenues	2,331	9,446	4,107	—	(15,884)	—

Total net revenues	274,948	122,460	22,165	18,417	(15,884)	422,106

Operating loss	(95,705)	(24,122)	(296)	(1,002)	690	(120,435)
Interest income	8,232	1,138	133	—	—	9,503
Depreciation and amortization	48,204	6,412	366	312	—	55,294
Capital expenditures	22,610	6,264	273	564	—	29,711

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

Information about the Company’s net revenues by product line for the three and six months ended September 30, 2002 and 2001 is presented below (in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,

		% of		% of		% of		% of
	2002	total	2001	total	2002	total	2001	total

PlayStation 2	$158,712	35%	$91,763	38%	$293,310	37%	$142,282	34%
PC	82,686	18%	53,888	22%	158,752	20%	123,962	29%
Xbox	37,527	8%	—	—	57,630	7%	—	—
Nintendo GameCube	27,838	6%	—	—	42,794	6%	—	—
PlayStation	24,206	6%	25,147	10%	37,429	5%	39,189	9%
Advertising	8,645	2%	7,100	3%	19,118	3%	14,761	4%
Online Subscriptions	7,635	2%	7,188	3%	15,776	2%	15,144	4%
License, OEM and Other	5,079	1%	4,734	2%	8,442	1%	9,024	2%
Game Boy Advance	3,679	1%	—	—	5,817	1%	—	—
Game Boy Color	1,129	—	4,279	2%	2,521	—	4,279	1%
Nintendo 64	(6)	—	6,225	3%	511	—	8,627	2%
Affiliated label	96,360	21%	39,832	17%	143,288	18%	64,838	15%

	$453,490	100%	$240,156	100%	$785,388	100%	$422,106	100%

Note 9. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, for the three and six months ended September 30, 2002 and 2001 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$50,234	$(32,824)	$57,638	$(78,078)

Other comprehensive income (loss):
Change in unrealized appreciation (loss) on investments, net of tax expense of $843, $662, $1,471 and $78	1,249	(2,560)	1,164	(3,859)
Adjustment for loss realized in net income, net of a tax benefit of $441	1,918	—	1,918	—
Foreign currency translation adjustments	(1,538)	2,546	7,772	4,014

Total other comprehensive income (loss)	1,629	(14)	10,854	155

Total comprehensive income (loss)	$51,863	$(32,838)	$68,492	$(77,923)

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

(in thousands, except per share amounts):

	Three months ended September 30, 2002

	Class A common	Class A common	Class B
	stock-Basic	stock-Diluted	common stock

Net income (loss) before retained interest in EA.com	$73,561	$50,234	$(23,327)
Net loss related to retained interest in EA.com	(20,154)	—	20,154

Net income (loss)	$53,407	$50,234	$(3,173)

Shares used to compute net income (loss) per share:
Weighted-average common shares	139,843	139,843	5,547
Dilutive stock equivalents	—	6,776	—

Dilutive potential common shares	139,843	146,619	5,547

Net income (loss) per share:
Basic	$0.38	N/A	$(0.57)
Diluted	N/A	$0.34	$(0.57)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(in thousands, except per share amounts):

	Six months ended September 30, 2002

	Class A common	Class A common	Class B
	stock-Basic	stock-Diluted	common stock

Net income (loss) before retained interest in EA.com	$100,897	$57,638	$(43,259)
Net loss related to retained interest in EA.com	(37,096)	—	37,096

Net income (loss)	$63,801	$57,638	$(6,163)

Shares used to compute net income (loss) per share:
Weighted-average common shares	139,317	139,317	5,759
Dilutive stock equivalents	—	6,952	—

Dilutive potential common shares	139,317	146,269	5,759

Net income (loss) per share:
Basic	$0.46	N/A	$(1.07)
Diluted	N/A	$0.39	$(1.07)

(in thousands, except per share amounts):

	Three months ended September 30, 2001

	Class A common	Class A common	Class B
	stock-Basic	stock-Diluted	common stock

Net income (loss) before retained interest in EA.com	$4,429	$(32,824)	$(37,253)
Net loss related to retained interest in EA.com	(31,665)	—	31,665

Net loss	$(27,236)	$(32,824)	$(5,588)

Shares used to compute net loss per share:
Weighted-average common shares	136,652	136,652	6,022
Dilutive stock equivalents	—	652	—

Dilutive potential common shares	136,652	137,304	6,022

Net loss per share:
Basic	$(0.20)	N/A	$(0.93)
Diluted	N/A	$(0.24)	$(0.93)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(in thousands, except per share amounts):

	Six months ended September 30, 2001

	Class A common	Class A common	Class B
	stock-Basic	stock-Diluted	common stock

Net loss before retained interest in EA.com	$(1,629)	$(78,078)	$(76,449)
Net loss related to retained interest in EA.com	(64,982)	—	64,982

Net loss	$(66,611)	$(78,078)	$(11,467)

Shares used to compute net loss per share:
Weighted-average common shares	136,158	136,158	6,020
Dilutive stock equivalents	—	652	—

Dilutive potential common shares	136,158	136,810	6,020

Net loss per share:
Basic	$(0.49)	N/A	$(1.90)
Diluted	N/A	$(0.57)	$(1.90)

The Diluted EPS calculation for Class A common stock, presented above, includes the potential dilution from the conversion of Class B common stock to Class A common stock in the event that an initial public offering for Class B common stock does not occur. Net income (loss) used for the calculation of Diluted EPS for Class A common stock was $50,234,000 and ($32,824,000) for the three months ended September 30, 2002 and 2001, respectively. Net income (loss) used for the calculation of Diluted EPS for Class A common stock was $57,638,000 and ($78,078,000) for the six months ended September 30, 2002 and 2001, respectively. This net income (loss) includes the remaining interest in EA.com (100% of EA.com losses), which is directly attributable to outstanding Class B shares owned by third parties, which would be included in the Class A common stock EPS calculation in the event that an initial public offering for Class B common stock does not occur.

Excluded from the above computation of weighted-average shares for Diluted EPS for Class A common stock were options to purchase 349,000 and 231,000 shares of common stock for the three and six months ended September 30, 2002, respectively, as the options’ exercise price was greater than the average market price of the common shares. For the three and six months ended September 30, 2002, the weighted-average exercise price of these respective options was $63.74 and $63.43 per share, respectively.

Due to the net loss attributable for the three and six months ended September 30, 2001 on a diluted basis to Class A Stockholders, stock options have been excluded from the Diluted EPS calculation as their inclusion would have been antidilutive. Had net income been reported for these periods, an additional 5,443,000 and 5,784,000 shares would have been added to the calculation of diluted common shares for Class A common stock for the three and six

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

months ended September 30, 2001, respectively. Due to the net loss attributable for the three and six months ended September 30, 2002 on a diluted basis to Class B Stockholders, stock options have been excluded from the Diluted EPS calculation as their inclusion would have been antidilutive. Had net income been reported for the three and six months ended September 30, 2002, an additional 226,000 and 422,000 shares would have been added to diluted potential common shares for Class B common stock, respectively. Similarly, an additional 889,000 and 911,000 shares would have been added to diluted potential common shares for Class B common stock for the three and six months ended September 30, 2001, respectively.

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

The following table summarizes the activity in the accrued restructuring account for the six months ended September 30, 2002 (in thousands):

			Non-
			Current
	Workforce	Facilities	Assets	Total

Balance as of March 31, 2002	$674	$2,214	$—	$2,888
Charges utilized in cash for the three months ended June 30, 2002	(494)	(243)	—	(737)
Charges utilized in non-cash for the three months ended June 30, 2002	—	(36)	—	(36)

Balance as of June 30, 2002	180	1,935	—	2,115
Charges utilized in cash for the three months ended September 30, 2002	(82)	(100)	—	(182)

Balance as of September 30, 2002	$98	$1,835	$—	$1,933

The restructuring accrual is included in accrued expenses in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

This Quarterly Report on Form 10-Q and, in particular, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as “anticipate”, “believe” or “expect” and statements in the future tense, are forward-looking statements. These forward-looking statements are subject to business and economic risks and actual events or our actual future results could differ materially due to such risks. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results and performance include, but are not limited to, those discussed under the heading “Risk Factors” at pages 41 to 49, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 as filed with the Securities and Exchange Commission (SEC) on June 28, 2002 and other documents filed with the SEC.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical because they are not only important to the portrayal of our financial condition and results of operations but also because application and interpretation of these policies requires both judgment and estimates of matters that are inherently uncertain and unknown. As a result, actual results may differ materially from our estimates.

Sales allowances and bad debt reserves
We derive revenues from sales of our packaged goods product, subscriptions of online service, sales of packaged goods through our online store and website advertising. Product revenue is recognized net of an allowance for returns. We also have stock-balancing programs for our personal computer products which allow under certain circumstances for the exchange of personal computer products by resellers. We may decide to provide price protection under certain circumstances for both our personal computer and video game system products after we analyze: inventory remaining in the channel, the rate of inventory sell through in the channel, and our remaining inventory on hand. We maintain a policy of exchanging products or giving credits, but do not give cash refunds.

We estimate potential future product returns, price protection and stock-balancing programs related to current period product revenue. We analyze historical returns, current sell through of distributor and retailer inventory of our products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products and other related factors when evaluating the adequacy of the sales returns and price protection allowances. In addition, management monitors and manages the volume of our sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. In the past, actual returns have not generally exceeded our reserves. However, actual returns in any future period are inherently uncertain as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of product returns for our products on mature platforms may increase as new hardware platforms, such as Xbox, Nintendo GameCube and PlayStation 2, become more popular. While management believes it can make reliable estimates for these matters, if we changed our assumptions and estimates, our returns reserves would change, which would impact the net revenue we report. For example, if actual returns were significantly greater than the reserves we have established, the actual results would decrease our reported revenue. Conversely, if actual returns were significantly less than our reserves, this would increase our reported revenue.

Similarly, significant judgment is required to estimate our allowance for doubtful accounts in any accounting period. Our allowance for doubtful accounts is determined by evaluating customer credit-worthiness in the context of current economic trends. Depending upon the overall economic climate and the financial condition of our customers, the amount and timing of our bad debt expense could change significantly.

We also have no way of accurately forecasting bankruptcy or an inability of any of our customers to meet their financial obligations to us. Therefore, our estimates could differ materially from actual results.

Our gross accounts receivable balance was $264,768,000 and our allowance for product returns, pricing allowances and doubtful accounts was $125,402,000 as of September 30, 2002. As of March 31, 2002, our gross accounts receivable balance was $306,365,000 and our allowance for product returns, pricing allowances and doubtful accounts was $115,870,000.

Prepaid royalties
Prepaid royalties consist primarily of prepayments for manufacturing royalties, co-publishing and/or distribution affiliates and license fees paid to celebrities, professional sports organizations and other organizations for use of their trade name and content. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual or effective royalty rate as cost of goods sold based on actual net product sales. We evaluate the future realization of prepaid royalties quarterly and charge to research and development expense any amounts that we deem unlikely to be realized through product sales. We rely on forecasted revenue to evaluate the future realization of prepaid royalties. If actual revenues, or revised forecasted sales, fall below the initial forecasted sales, the charge to research and development expense may be larger than anticipated in any given quarter. Once the charge has been taken to research and development expense, that amount will not be expensed in future quarters when the product has shipped. The current portion of prepaid royalties, included in other current assets, was $104,266,000 at September 30, 2002 and $65,484,000 at March 31, 2002. The long-term portion of prepaid royalties, included in other assets, was $4,379,000 at September 30, 2002 and $1,164,000 at March 31, 2002.

Valuation of long-lived assets, including goodwill and other intangible assets
We evaluate both purchased intangible assets and long-lived assets in order to determine if events or changes in circumstances indicate an other than temporary impairment in value. This evaluation requires us to estimate, among other things, the remaining useful lives along with future estimates of cash flows of the business. All require the use of judgment and estimates. Our actual results could differ materially from our current estimates. Please see Risk Factors.

Under current accounting standards, we make judgments about the remaining useful lives of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate an other than temporary impairment in the remaining value of the assets recorded on our balance sheet. In order to judge the remaining useful life of an asset, management makes various assumptions about the value of the asset in the future. This may include assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Please refer to the Operations by Segment discussion of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussions of EA Core and EA.com. For our EA Core division, our future net cash flows are primarily dependent on the sale of products for play on proprietary video game platforms. The success of our products is affected by the ability to accurately predict which platforms and which products we develop will be successful. Also, our revenues and earnings are dependent on our ability to meet our product release schedules. For our EA.com division, the future net cash flows are dependent on the success of online games. Offering games solely for online play is a substantial departure from our traditional business of selling packaged software games. The EA.com business is still in the growing stages, therefore evaluating its business and prospects is more difficult than would be the case for a more mature business. We continue to encounter the risks and difficulties faced with launching a new business, including the launch of new online games, including but not limited to, Earth and Beyond and The Sims Online. Due to these and other factors described in our Risk Factors, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge recorded in the future.

On April 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. As a result of adopting this standard, we will continue to amortize finite-lived intangibles, but will no longer amortize certain other intangible assets, most notably goodwill and acquired workforce. In lieu of amortization, SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit. The first step, required to be completed by September 30, 2002, tests for impairment by applying fair value-based tests at the Company’s reporting unit level. The second step (if necessary), required to be completed by March 31, 2003, measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. We completed the first step of impairment testing during the first quarter of fiscal 2003 and found no indicators of impairment of our recorded goodwill. Accordingly, provided there are no future indicators of impairment, the second testing step is not necessary during fiscal 2003. Following adoption of SFAS No. 142, we continue to evaluate whether any event has occurred which might indicate that the carrying value of an intangible asset is not recoverable.

Income taxes
As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax exposures can involve complex issues and may require an extended period to resolve. To determine the quarterly tax rate, we are required to estimate full-year income and the related income tax expense in each jurisdiction. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.

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

Information about our net revenues for North America and foreign areas for the three and six months ended September 30, 2002 and 2001 is summarized below (in thousands):

	September 30,	September 30,
	2002	2001	Increase	% change

Net Revenues for the Three Months Ended:
North America	$313,559	$169,555	$144,004	84.9%

Europe	116,654	53,202	63,452	119.3%
Asia Pacific	13,803	8,007	5,796	72.4%
Japan	9,474	9,392	82	0.9%

International	139,931	70,601	69,330	98.2%

Consolidated Net Revenues	$453,490	$240,156	$213,334	88.8%

	September 30,	September 30,
	2002	2001	Increase	% change

Net Revenues for the Six Months Ended:
North America	$487,138	$272,617	$214,521	78.7%

Europe	243,184	113,014	130,170	115.2%
Asia Pacific	28,992	18,058	10,934	60.5%
Japan	26,074	18,417	7,657	41.6%

International	298,250	149,489	148,761	99.5%

Consolidated Net Revenues	$785,388	$422,106	$363,282	86.1%

North America Net Revenues
The increase in North America net revenues for the three and six months ended September 30, 2002 compared to the same periods last year was primarily attributable to the following:

•	PlayStation 2 net revenues increased by 50% for the quarter and 73% for the six months ended September 30, 2002. Net revenues for the three months ended September 30, 2002 increased primarily due to higher sales on key franchise titles, including Madden NFL™ 2003 and NCAA® Football 2003, as compared to prior year releases of these sports franchise titles. Net revenues for the six months ended September 30, 2002 increased primarily due to strong sales of key title Medal of Honor Frontline™, higher sales of sports franchise titles, as well as a higher installed base of the PlayStation 2 hardware due in part to Sony’s price cut of the hardware in North America in May 2002.

•	We generated $34,979,000 in Xbox net revenues for the quarter and $45,186,000 for the six months ended September 30, 2002. There were no net revenues for the Xbox platform in the same periods of the prior year since the platform launched in North America in the third quarter of fiscal 2002. Key titles on this platform included Madden NFL 2003, NCAA Football 2003 and Nascar Thunder 2003 which were released during the current quarter.

•	AL product net revenues increased by 238% for the quarter and 253% for the six months ended September 30, 2002 primarily due to strong sales of hit titles Kingdom Hearts, a distribution deal with Square EA, and Battlefield 1942™, a co-publishing deal with Digital Illusions.

•	We generated $21,290,000 in Nintendo GameCube net revenues for the quarter and $28,021,000 for the six months ended September 30, 2002. There were no net revenues for the Nintendo GameCube platform in the same periods of the prior year since the platform launched in North America in the third quarter of fiscal 2002. Key titles on this platform included Madden NFL 2003, NCAA Football 2003, James Bond 007 in...Agent Under Fire™ and Nascar Thunder 2003.

•	PC product net revenues increased by 47% for the quarter and by 15% for the six months ended September 30, 2002 due primarily to higher sales of The Sims™ products. Current fiscal year included The Sims Vacation Expansion Pack, The Sims Unleashed Expansion Pack, The Sims Deluxe and The Sims Hot Date. Prior year releases, including The Sims, The Sims: Livin’ Large and The Sims House Party, continued to generate strong sales in the current year.

•	These increases were partially offset by the expected decrease in Nintendo 64 (“N64”) net revenues for the three and six months ended September 30, 2002 due to the platform transition to next-generation consoles.

International Net Revenues
The increase in international net revenues for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 was attributable to the following:

•	Europe’s net revenues increased 119% compared to the prior year primarily due to strong sales of key title Medal of Honor Frontline on the PlayStation 2. In addition, current year AL product net revenues were higher primarily due to sales from Battlefield 1942. PC product sales were higher in the current year primarily due to stronger sales for The Sims franchise titles.

•	Asia Pacific’s net revenues increased 72% compared to the prior year primarily due to higher AL and PlayStation 2 product sales.

•	Japan’s net revenues remained relatively flat compared to the prior year.

The increase in international net revenues for the six months ended September 30, 2002 compared to the six months ended September 30, 2001 was attributable to the following:

•	Europe’s net revenues increased by 115% compared to the prior year primarily due to higher PlayStation 2 sales due to strong current year sales of key titles Medal of Honor Frontline and 2002 FIFA World Cup and a higher installed base of the PlayStation 2 hardware due in part to Sony’s hardware price cut in Europe in August 2002. In addition, current year AL product revenues were higher due to sales from Resident Evil and Battlefield 1942. PC product sales were higher in the current year primarily due to stronger sales for The Sims franchise titles.

•	Asia Pacific’s net revenues increased by 61% compared to the prior year primarily due to higher AL and PlayStation 2 product sales.

•	Japan’s net revenues increased by 42% compared to the prior year primarily due to strong current year PlayStation 2 sales of 2002 FIFA World Cup and Project FIFA World Cup.

Information about our worldwide net revenues by product line for the three and six months ended September 30, 2002 and 2001 is presented below (in thousands):

	September 30,	September 30,	Increase/
	2002	2001	(Decrease)	% change

Net Revenues for the Three Months Ended:
EA Studio:
PlayStation 2	$158,712	$91,763	$66,949	73.0%
PC	82,686	53,888	28,798	53.4%
Xbox	37,527	—	37,527	N/A
Nintendo GameCube	27,838	—	27,838	N/A
PlayStation	24,206	25,147	(941)	(3.7%)
Advertising	8,645	7,100	1,545	21.8%
Online Subscriptions	7,635	7,188	447	6.2%
License, OEM and Other	5,079	4,734	345	7.3%
Game Boy Advance	3,679	—	3,679	N/A
Game Boy Color	1,129	4,279	(3,150)	(73.6%)
N64	(6)	6,225	(6,231)	(100%)

	357,130	200,324	156,806	78.3%
Affiliated Label:	96,360	39,832	56,528	141.9%

Consolidated Net Revenues	$453,490	$240,156	$213,334	88.8%

	September 30,	September 30,	Increase/
	2002	2001	(Decrease)	% change

Net Revenues for the Six Months Ended:
EA Studio:
PlayStation 2	$293,310	$142,282	$151,028	106.1%
PC	158,752	123,962	34,790	28.1%
Xbox	57,630	—	57,630	N/A
Nintendo GameCube	42,794	—	42,794	N/A
PlayStation	37,429	39,189	(1,760)	(4.5%)
Advertising	19,118	14,761	4,357	29.5%
Online Subscriptions	15,776	15,144	632	4.2%
License, OEM and Other	8,442	9,024	(582)	(6.4%)
Game Boy Advance	5,817	—	5,817	N/A
Game Boy Color	2,521	4,279	(1,758)	(41.1%)
N64	511	8,627	(8,116)	(94.1%)

	642,100	357,268	284,832	79.7%
Affiliated Label:	143,288	64,838	78,450	121.0%

Consolidated Net Revenues	$785,388	$422,106	$363,282	86.1%

PlayStation 2 Product Net Revenues
Net revenues increased for the three and six months ended September 30, 2002 primarily due to strong current year sales of the hit title Medal of Honor Frontline. The increase in the three and six months ended September 30, 2002 was also due to the higher installed base of the PlayStation 2 hardware due in part to Sony’s price cut of the hardware in North America in May 2002 and in Europe in August 2002. Major releases for the quarter were Madden NFL 2003 and NCAA Football 2003, which generated higher sales in the current quarter and the six months ended September 30, 2002 as compared to prior year releases of these sports franchise titles. We expect revenues from PlayStation 2 products to continue to grow in fiscal 2003, but as revenues for these products increase, we do not expect to maintain these growth rates.

Xbox Product Net Revenues
We released five Xbox titles during the six months ended September 30, 2002. Key releases for the quarter included Madden NFL 2003, NCAA Football 2003 and Nascar Thunder 2003. Other significant titles on the platform include 2002 FIFA World Cup and James Bond 007 in...Agent Under Fire.

Nintendo GameCube Product Net Revenues
We released six titles for the six months ended September 30, 2002 for the Nintendo GameCube. Key releases for the quarter included Madden NFL 2003, NCAA Football 2003, Nascar Thunder 2003 and Freekstyle. Other significant titles on the platform include James Bond 007 in...Agent Under Fire and 2002 FIFA World Cup.

Personal Computer Product Net Revenues
The increase in net revenues of PC products for the three and six months ended September 30, 2002 compared to the same periods last year was due primarily to higher sales of The Sims franchise titles. Current year net revenues included The Sims Vacation Expansion Pack, The Sims Unleashed Expansion Pack, The Sims Deluxe and The Sims Hot Date. Prior year releases, including The Sims, The Sims: Livin’ Large and The Sims House Party continued to generate strong sales in the current year. The Sims and its expansion packs have now sold over 18 million units. Due to the strong sales of The Sims products in fiscal 2002, we expect revenues from PC products to only be up slightly in fiscal 2003.

PlayStation Product Net Revenues
The expected decrease in PlayStation net revenues for the three and six months ended September 30, 2002 compared to the same periods last year was attributable to the transition to next generation console systems. Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of current PlayStation products to continue to decline in fiscal 2003.

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

Advertising Revenues
Net revenues increased for the three and six months ended September 30, 2002 compared to the same periods last year primarily due to higher advertising revenues generated from AOL and co-branded AOL properties. The increase was partially offset by lower advertising revenues generated from EA.com and Pogo websites. Advertising revenues decreased 17% for the current quarter versus the prior quarter ended June 30, 2002. Due to the current softening of the advertising market, we may experience declines in advertising revenues in future quarters.

Online Subscription Net Revenues
Net revenues increased slightly for the three and six months ended September 30, 2002 compared to the same periods last year primarily attributable to the launch of Motor City Online in October 2001 and Earth & Beyond in September 2002, partially offset by lower subscription revenues from Ultima Online and Platinum and Sports subscription offerings which we discontinued in November 2001. The decrease in Ultima Online was due to strong sales of Ultima Online Third Dawn in the prior year and a slight decrease in the number of paying customers. We recently launched Earth and Beyond and are targeting the launch of The Sims Online in December 2002. Securing and maintaining subscriptions to such products will be critical to the success of EA.com both in the current fiscal year and for the long term.

License, OEM and Other Revenues
The increase in license, OEM and other net revenues for the three months ended September 30, 2002 was primarily attributable to higher revenues for online packaged goods products. For the six months ended September 30, 2002, license, OEM and other net revenues decreased primarily due to larger license and OEM deals in Europe in the prior year, including a multi-territory license deal in the United Kingdom.

Game Boy Color Product Net Revenues
The decrease in Game Boy Color net revenues during the three and six months ended September 30, 2002 compared to the same periods last year was primarily due to the release of two hit titles last year, The World is Not Enough and Madden NFL 2002, versus no new titles released in the current periods.

Game Boy Advance Product Net Revenues
We released two Game Boy Advance titles during the six months ended September 30, 2002, Madden NFL 2003 and Desert Strike Advance. Net revenues were generated primarily in North America and Europe from titles such as Harry Potter and the Sorceror’s Stone and Madden NFL 2003.

Nintendo 64 Product Net Revenues
The expected decrease in N64 net revenues for the three and six months ended September 30, 2002, compared to the prior fiscal year, was primarily due to the platform transition to next-generation consoles. We do not intend to release any new N64 products in fiscal 2003.

Affiliated Label Product Net Revenues
AL net revenues increased for the three and six months ended September 30, 2002 compared to the same periods last year primarily due to strong sales of hit titles Kingdom Hearts, a distribution deal with Square EA, and Battlefield 1942, a co-publishing deal with Digital Illusions. The increase was also due to products released under new AL distribution deals with LEGO Interactive and Crave Entertainment, Inc. during the current year.

Operations by Segment

We operate in two business segments globally:

•	EA Core business segment: creation, marketing and distribution of entertainment software.

•	EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

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

Our view of business segments may change due to changes in the underlying business facts and circumstances.

Information about our operations by segment for the three and six months ended September 30, 2002 and 2001 is presented below (in thousands):

	Three Months Ended September 30, 2002

	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenues	$434,694	$18,796	$453,490
Cost of goods sold	195,740	3,151	198,891

Gross profit	238,954	15,645	254,599
Operating expenses:
Marketing and sales(a)	46,287	9,227	55,514
General and administrative	25,431	2,022	27,453
Research and development(b)	71,764	26,376	98,140
Amortization of intangibles	927	1,319	2,246

Total operating expenses	144,409	38,944	183,353

Operating income (loss)	94,545	(23,299)	71,246
Interest and other income (expense), net	1,205	(28)	1,177

Income (loss) before provision for income taxes and minority interest	95,750	(23,327)	72,423
Provision for income taxes	22,451	—	22,451

Income (loss) before minority interest	73,299	(23,327)	49,972
Minority interest in consolidated joint venture	262	—	262

Net income (loss) before retained interest in EA.com	$73,561	$(23,327)	$50,234

Allocation of retained interest (in thousands):

	Three Months Ended September 30, 2002

	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net income (loss) before retained interest in EA.com	$73,561	$(23,327)	$50,234
Net loss related to retained interest in EA.com	(20,154)	20,154	—

Net income (loss)	$53,407	$(3,173)	$50,234

	Three Months Ended September 30, 2001

	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenues	$224,926	$15,230	$240,156
Cost of goods sold	114,788	2,972	117,760

Gross profit	110,138	12,258	122,396
Operating expenses:
Marketing and sales(a)	34,979	10,041	45,020
General and administrative	23,152	2,251	25,403
Research and development(b)	63,725	33,830	97,555
Amortization of intangibles(c)	3,205	3,270	6,475

Total operating expenses	125,061	49,392	174,453

Operating loss	(14,923)	(37,134)	(52,057)
Interest and other income (expense), net	4,179	(119)	4,060

Loss before benefit from income taxes and minority interest	(10,744)	(37,253)	(47,997)
Benefit from income taxes	(14,879)	—	(14,879)

Income (loss) before minority interest	4,135	(37,253)	(33,118)
Minority interest in consolidated joint venture	294	—	294

Net income (loss) before retained interest in EA.com	$4,429	$(37,253)	$(32,824)

Allocation of retained interest (in thousands):

	Three Months Ended September 30, 2001

	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net income (loss) before retained interest in EA.com	$4,429	$(37,253)	$(32,824)
Net loss related to retained interest in EA.com	(31,665)	31,665	—

Net loss	$(27,236)	$(5,588)	$(32,824)

	Six Months Ended September 30, 2002

	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenues	$746,813	$38,575	$785,388
Cost of goods sold	334,235	6,021	340,256

Gross profit	412,578	32,554	445,132
Operating expenses:
Marketing and sales(a)	103,729	17,159	120,888
General and administrative	48,946	4,170	53,116
Research and development(b)	137,365	51,744	189,109
Amortization of intangibles	1,853	2,638	4,491

Total operating expenses	291,893	75,711	367,604

Operating income (loss)	120,685	(43,157)	77,528
Interest and other income (expense), net	4,426	(102)	4,324

Income (loss) before provision for income taxes and minority interest	125,111	(43,259)	81,852
Provision for income taxes	25,374	—	25,374

Income (loss) before minority interest	99,737	(43,259)	56,478
Minority interest in consolidated joint venture	1,160	—	1,160

Net income (loss) before retained interest in EA.com	$100,897	$(43,259)	$57,638

Allocation of retained interest (in thousands):

	Six Months Ended September 30, 2002

	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net income (loss) before retained interest in EA.com	$100,897	$(43,259)	$57,638
Net loss related to retained interest in EA.com	(37,096)	37,096	—

Net income (loss)	$63,801	$(6,163)	$57,638

	Six Months Ended September 30, 2001

	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenues	$390,477	$31,629	$422,106
Cost of goods sold	200,207	6,582	206,789

Gross profit	190,270	25,047	215,317
Operating expenses:
Marketing and sales(a)	65,810	20,014	85,824
General and administrative	43,419	5,199	48,618
Research and development(b)	119,108	69,252	188,360
Amortization of intangibles(c)	6,410	6,540	12,950

Total operating expenses	234,747	101,005	335,752

Operating loss	(44,477)	(75,958)	(120,435)
Interest and other income (expense), net	7,268	(491)	6,777

Loss before benefit from income taxes and minority interest	(37,209)	(76,449)	(113,658)
Benefit from income taxes	(35,234)	—	(35,234)

Loss before minority interest	(1,975)	(76,449)	(78,424)
Minority interest in consolidated joint venture	346	—	346

Net loss before retained interest in EA.com	$(1,629)	$(76,449)	$(78,078)

Allocation of retained interest (in thousands):

	Six Months Ended September 30, 2001

	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net loss before retained interest in EA.com	$(1,629)	$(76,449)	$(78,078)
Net loss related to retained interest in EA.com	(64,982)	64,982	—

Net loss	$(66,611)	$(11,467)	$(78,078)

(a)	EA.com Marketing and Sales includes $4,466,000 of Carriage Fee for the three months ended September 30, 2002 and 2001 and $8,932,000 of Carriage Fee for the six months ended September 30, 2002 and 2001.

(b)	EA.com Research and Development includes $11,998,000 of Network Development and Support and $2,137,000 of Customer Relationship Management (CRM) for the three months ended September 30, 2002; and includes $15,170,000 of Network Development and Support and $2,996,000 of CRM for the three months ended September 30, 2001. EA.com Research and Development includes $24,111,000 of Network Development and Support and $4,344,000 of CRM for the six months ended September 30, 2002; and includes $32,045,000 of Network Development and Support and $5,910,000 of CRM for the six months ended September 30, 2001.

(c)	Results for fiscal 2003 do not include amortization of goodwill as a result of adopting SFAS No. 142. Amortization of intangibles for the three months ended September 30, 2001 includes goodwill amortization of $1,486,000 for EA Core and $1,445,000 for EA.com. Amortization of intangibles for the six months ended September 30, 2001 includes goodwill amortization of $2,971,000 for EA Core and $2,890,000 for EA.com.

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

Research and Development. Research and development expenses consist of personnel-related costs, consulting, equipment depreciation, customer relationship management expenses associated with Electronic Arts’ product and online games and write-offs of prepaid royalties. EA.com has research and development expenses incurred by Electronic Arts’ studios consisting of direct development costs and related overhead costs in connection with the development and production of EA.com online games. Research and development also includes network development and support costs directly incurred by EA.com. Network development and support costs consist of expenses associated with development of web content, depreciation on server equipment to support online games, network infrastructure direct expenses, software licenses and maintenance, and network and management overhead.

Cost of Goods Sold

	September 30,	% of net	September 30,	% of net
(in thousands)	2002	revenues	2001	revenues	% change

Three Months Ended	$198,891	43.9%	$117,760	49.0%	68.9%

Six Months Ended	$340,256	43.3%	$206,789	49.0%	64.5%

Cost of goods sold as a percentage of revenues decreased for the three and six months ended September 30, 2002 as compared to the same periods last year primarily due to:

•	New revenues with relatively low cost of goods sold as a percentage of revenue for the Nintendo GameCube and Xbox products.

•	An increase in AL margins as compared to the prior year due to co-publishing deals such as Battlefield 1942 and Buffy the Vampire Slayer.

•	An increase in PlayStation 2 margins as compared to the prior year due to lower royalties on Medal of Honor Frontline and volume discounts received from console manufacturers. Medal of Honor Frontline is a wholly owned intellectual property, developed internally, on which we pay no royalties (other than console royalties).

•	An increase in PC margins due to higher sales of products that are wholly owned intellectual properties such as The Sims family of titles compared to Madden NFL 2002, Black and White and NHL 2002 in the prior year.

•	Partially offset by a higher mix of low margin AL products compared to the prior year.

Marketing and Sales

	September 30,	% of net	September 30,	% of net
(in thousands)	2002	revenues	2001	revenues	% change

Three Months Ended	$55,514	12.2%	$45,020	18.7%	23.3%

Six Months Ended	$120,888	15.4%	$85,824	20.3%	40.9%

Marketing and sales expenses for the three months ended September 30, 2002 increased in absolute dollars by 23%, and increased 41% for the six months ended September 30, 2002 primarily attributed to an increase in titles released compared to the prior year. A significant portion of our marketing and sales expense in the current year related to advertising spending to support key releases in multiple territories including Madden NFL 2003, NCAA Football 2003, Medal of Honor Frontline and 2002 FIFA World Cup.

General and Administrative

	September 30,	% of net	September 30,	% of net
(in thousands)	2002	revenues	2001	revenues	% change

Three Months Ended	$27,453	6.1%	$25,403	10.6%	8.1%

Six Months Ended	$53,116	6.8%	$48,618	11.5%	9.3%

General and administrative expenses for the three months ended September 30, 2002 increased in absolute dollars by 8%, and increased 9% for the six months ended September 30, 2002 primarily due to:

•	Increase in payroll and occupancy costs to support the increased growth in North America and Europe.

•	An increase in the bad debt provision due to additional write-offs taken on the Kmart account.

Research and Development

	September 30,	% of net	September 30,	% of net
(in thousands)	2002	revenues	2001	revenues	% change

Three Months Ended	$98,140	21.6%	$97,555	40.6%	0.6%

Six Months Ended	$189,109	24.1%	$188,360	44.6%	0.4%

Research and development expenses increased slightly for the three and six months ended September 30, 2002 compared to the same periods in the prior year due to additional headcount-related expenses attributable to increased in-house development capacity, net of co-development arrangements.

This was offset by lower EA.com spending due to headcount reductions in the prior fiscal year and lower spending on Majestic and Motor City Online.

Amortization of Intangibles

	September 30,	% of net	September 30,	% of net
(in thousands)	2002	revenues	2001	revenues	% change

Three Months Ended	$2,246	0.5%	$6,475	2.7%	(65.3%)

Six Months Ended	$4,491	0.6%	$12,950	3.1%	(65.3%)

For the three and six months ended September 30, 2002, amortization of intangibles relates to amortization of definite-lived identifiable intangible assets from acquisitions of Pogo, Westwood, Dreamworks and Kesmai. For the three and six months ended September 30, 2001, amortization of intangibles relates primarily to amortization of purchased goodwill and intangibles from acquisitions of Westwood, Pogo, Kesmai, Dreamworks, ABC Software and other acquisitions. The decrease in amortization for the three and six months ended September 30, 2002 was due to certain identifiable intangible assets related to Westwood and Dreamworks being fully amortized in fiscal 2002, as well as the result of adopting SFAS No. 142. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. As of April 1, 2002, we have ceased to amortize approximately $69,050,000 of goodwill. For the three months ended September 30, 2001, amortization of goodwill totaled $2,931,000. For the six months ended September 30, 2001, amortization of goodwill totaled $5,861,000. In addition, during the three months ended December 31, 2001, we recorded intangible impairment charges of $1,641,000 relating to EA.com’s restructuring.

Interest and Other Income, Net

	September 30,	% of net	September 30,	% of net
(in thousands)	2002	revenues	2001	revenues	% change

Three Months Ended	$1,177	0.3%	$4,060	1.7%	(71.0%)

Six Months Ended	$4,324	0.6%	$6,777	1.6%	(36.2%)

Interest and other income, net, for the three and six months ended September 30, 2002 decreased from the same periods in the prior year primarily due to a permanent impairment of marketable securities in the current quarter as well as an increase in the cost of utilizing foreign exchange hedge contracts in the current quarter.

Income Taxes

	September 30,	Effective	September 30,	Effective
(in thousands)	2002	tax rate	2001	tax rate	% change

Three Months Ended	$22,451	31%	$(14,879)	31%	250.9%

Six Months Ended	$25,374	31%	$(35,234)	31%	172.0%

Our effective tax rate was 31% for the three and six months ended September 30, 2002 and 2001.

Net Income (Loss)

	September 30,	% of net	September 30,	% of net
(in thousands)	2002	revenues	2001	revenues	% change

Three Months Ended	$50,234	11.1%	$(32,824)	(13.7%)	253.0%

Six Months Ended	$57,638	7.3%	$(78,078)	(18.5%)	173.8%

In absolute dollars, reported net income (loss) increased for the three and six months ended September 30, 2002 primarily related to higher revenues and gross profits, offset by the increase in expenses compared to the same periods last year. The increase in expenses was primarily due to the increases in marketing and advertising costs to support a higher number of key releases in multiple territories.

LIQUIDITY AND CAPITAL RESOURCES

EA Core and EA.com

     As of September 30, 2002, our working capital was $845,307,000 compared to $699,561,000 at March 31, 2002. Cash, cash equivalents and short-term investments increased by approximately $123,832,000 during the six months ended September 30, 2002. We generated $88,569,000 of cash from operations, $61,282,000 of cash through the sale of equity securities under our stock plans, offset by $23,386,000 of cash used in capital expenditures during the six months ended September 30, 2002.

     Reserves for bad debts and sales returns increased from $115,870,000 at March 31, 2002 to $125,402,000 at September 30, 2002. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

     Our principal source of liquidity is $920,768,000 in cash, cash equivalents and short-term investments and $6,525,000 in marketable securities. Management believes the existing cash, cash equivalents, short-term investments, marketable securities and cash generated from operations will be sufficient to meet cash and investment requirements for at least the next 12 months. However, our ability to maintain sufficient liquidity could be affected by various risks and uncertainties, including but not limited to, those related to customer demand and acceptance of titles on new platforms and new title versions on existing platforms, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, the impact of competition, the economic conditions in the domestic and international markets, seasonality in operating results, risks of product returns and the other risks listed in the “Risk Factors” section.

EA.com

     Included in the amounts above is the following for the EA.com business:

•	With the exception of the proceeds from the sale of stock and warrant to AOL in fiscal 2000 in the amount of $20,000,000, to date, EA.com has been funded solely by Electronic Arts. This funding has been accounted for as capital contributions from Electronic Arts. Excess cash generated from operations is transferred to Electronic Arts, and has been accounted for as a return of capital. We anticipate these funding procedures will continue in the near-term. However, Electronic Arts may, at its discretion, provide funds to EA.com under a debt arrangement, instead of treating such funding as a capital contribution.

•	During the six months ended September 30, 2002, EA.com used $19,952,000 of cash in operations, $577,000 in capital expenditures for computer equipment, network infrastructure, internal use software and related third party software, offset by $18,736,000 in capital contributions from Electronic Arts. As a result of the net operating loss generated, we realized a tax benefit of approximately $13,410,000.

•	During the six months ended September 30, 2001, EA.com used $54,370,000 of cash in operations, $10,762,000 in capital expenditures for computer equipment, network infrastructure, internal use software and related third party software, offset by $65,781,000 in capital contributions from Electronic Arts. As a result of the net operating loss generated, we realized a tax benefit of approximately $23,699,000.

     Under the AOL agreement entered into in November 1999, EA.com is required to pay $81,000,000 to AOL over the life of the five-year agreement. Of this amount, $36,000,000 was paid upon signing the agreement with the remainder due in four equal annual installments beginning with the first anniversary of the initial payment. EA.com paid AOL $11,250,000 in both fiscal 2001 and 2002. No payments were made to AOL in the six months ended September 30, 2002.

     Future liquidity needs of EA.com will be met by Electronic Arts as Electronic Arts intends to continue to fund the cash requirements of EA.com for the foreseeable future.

Other Commitments

Advertising Commitments

     We made a commitment to spend $15,000,000 in offline media advertisements promoting our online games, including those on the AOL service, prior to March 31, 2005. As of September 30, 2002, we have spent approximately $3,755,000 against this commitment.

     In addition, under an agreement amended on August 30, 2002, we made a commitment to spend $17,000,000 in advertising with News America Corporation and its affiliates through the period ended December 31, 2006. As of September 30, 2002, we have fulfilled approximately $1,388,000 of this commitment.

Lease Commitments

     We lease certain of our current facilities and certain equipment under non-cancelable capital and operating lease agreements. We are required to pay property taxes, insurance and normal maintenance costs for certain of our facilities and will be required to pay any increases over the base year of these expenses on the remainder of our facilities.

     In February of 1995, we entered into a build-to-suit lease with a financial institution on our headquarters’ facility in Redwood City, California, which was extended in July 2001 and runs through July 2006. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. We have an option to purchase the property (land and facilities) for $145,000,000 or, at the end of the lease, to arrange for (1) an additional extension of the lease or (2) sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $128,900,000 if the sales price is less than this amount, subject to certain provisions of the lease.

     In December 2000, we entered into a second build-to-suit lease with a financial institution for a five year term from December 2000 to expand our headquarters’ facilities and develop adjacent property adding approximately 310,000 square feet to our campus. Construction was completed in June 2002. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities will provide space for marketing, sales and research and development. We have an option to purchase the property for $127,000,000 or, at the end of the lease, to arrange for (1) an extension of the lease or (2) sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $118,800,000 if the sales price is less than this amount, subject to certain provisions of the lease.

     Lease rates are based upon the Commercial Paper Rate. The two lease agreements described above require us to maintain certain financial covenants, all of which we were in compliance with as of September 30, 2002.

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

Summary of minimum contractual obligations and commercial commitments as of September 30, 2002 (in thousands):

						Commercial
	Contractual Obligations					Commitments

						Bank and
Fiscal Year			Minimum			Other	Letters of
Ended March 31,	Leases	Advertising	Guarantees	AOL	Marketing	Guarantees	Credit	Total

2003	$8,742	$5,857	$26,266	$11,250	$20,734	$1,050	$26,384	$100,283
2004	14,206	7,000	27,628	11,250	16,289	171	—	76,544
2005	10,549	8,000	21,332	—	11,208	171	—	51,260
2006	10,005	3,000	18,515	—	4,572	171	—	36,263
2007	8,796	3,000	3,829	—	3,571	170	—	19,366
Thereafter	11,609	—	2,260	—	3,571	170	—	17,610

	$63,907	$26,857	$99,830	$22,500	$59,945	$1,903	$26,384	$301,326

Transactions with Related Parties

Square EA
In May 1998, we entered into a joint venture with Square Co., Ltd. (“Square”), a leading developer and publisher of entertainment software in Japan. In North America, the companies formed Square Electronic Arts, LLC (“Square EA”), which has exclusive publishing rights in North America for future interactive entertainment titles created by Square. Additionally, we have the exclusive right to distribute in North America products published by this joint venture. Either party may terminate the existence of Square EA and the distribution agreement effective March 31, 2003. We own a 30% minority interest in this joint venture while Square owns 70%. This joint venture is accounted for under the equity method.

We generated $27,320,000 and $33,606,000 in net revenues from sales of Square EA products during the three and six months ended September 30, 2002. We generated $7,691,000 and $15,102,000 in net revenues from sales of Square EA products during the three and six months ended September 30, 2001.

Indebtedness of Management
As of September 30, 2002, we had loans outstanding to executive officers in the amount of $4,988,900. All loans were in effect prior to the enactment of the Sarbanes-Oxley Act of 2002.

News America Corporation Exchange
On February 7, 2000, we acquired Kesmai from News America Corporation (“News Corp”) in exchange for $22,500,000 in cash and approximately 206,000 shares of our existing common stock valued at $8,650,000. Under the original agreements, we agreed to spend $12,500,000 through the period ended June 1, 2002 in advertising with News Corp or any of its affiliates. In addition, under these agreements if certain conditions were met, including that a qualified public offering of Class B common stock did not occur within twenty-four months of News Corp’s purchase of such shares and all of the Class B outstanding shares had been converted to Class A common stock, then (1) News Corp would have the right to (i) exchange Class B common stock for approximately 206,000 shares of Class A common stock, and (ii) receive cash from Electronic Arts in the amount of $9,650,000, and (2) we would agree to spend an additional $11,675,000 in advertising with News Corp and its affiliates.

On August 30, 2002, we entered into a new agreement with News Corp under which (i) News Corp exchanged its 2,000,000 shares of Class B common stock for 206,454 shares of Class A common stock and (ii) the Company paid News Corp $1,000,000 in cash and committed to spend an additional $17,000,000 in advertising with News Corp and its affiliates through the period ended December 31, 2006. All other obligations of the Company to News Corp under the original agreements were terminated.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, as amended by SFAS

No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. We do not expect the adoption of SFAS No. 145 to have a material impact on our consolidated financial statements.

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

Risk Factors Relating to Our Core Business

New Video Game Platforms Create Additional Technical and Business Model Uncertainties

     A majority of our revenues are derived from the sale of products for play on proprietary video game platforms such as the Sony PlayStation 2. The success of our products is significantly affected by acceptance of the new video game hardware systems and the life span of older hardware platforms and our ability to accurately predict which platforms will be most successful.

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

     For example, the Sega Dreamcast console launched in Japan in early 1999 and in the United States in September of 1999. We did not develop products for this platform. Had this platform achieved wide market acceptance, our revenue growth would have been adversely affected. Similarly, we are developing products for the Xbox and Nintendo GameCube. If these platforms do not achieve wide commercial acceptance, our revenue growth will be adversely impacted.

Product Development Schedules Are Frequently Unreliable and Make Predicting Quarterly Results Difficult

     Product development schedules, particularly for new hardware platforms and high-end multimedia personal computers, or PCs, are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. For example, EMPEROR: Battle for Dune for the PC, which was expected to ship in fiscal 2001 was not released until the first quarter of fiscal 2002 due to development delays. Also, James Bond 007 in...Agent Under Fire for the PS2, which was expected to ship in fiscal 2001, released in October of fiscal 2002 due to development delays. Additionally, development risks for CD-ROM, DVD and proprietary optical format disk products can cause particular difficulties in predicting quarterly results because brief manufacturing lead times allow finalizing products and projected release dates late in a quarter. Failure to meet anticipated production schedules may adversely impact our revenues and profitability and cause our actual results to be materially different than any financial guidance given by the Company.

Our Business Is Both Seasonal and Cyclical

     Our business is highly seasonal with a significant percentage of our revenues occurring in the December quarter. In fiscal 2002, these seasonal trends were magnified by general industry factors, including the platform transition, the fall 2001 launches of the Xbox and Nintendo GameCube in North America and the economic slowdown in the United States and other territories. Our business is also cyclical; video game platforms have historically had a life cycle of four to six years, and decline as more advanced platforms are being introduced. As one group of platforms is reaching the end of its cycle and new platforms are emerging, buying patterns may change. Purchases of products for older platforms may slow at a faster rate than sales of new platforms. There can be no guarantee that the current platform cycle will mirror past cycles in length or in terms of consumer behavior.

Our Business is Intensely Competitive and Increasingly “Hit” Driven

     Competition in our industry is intense in all areas. We are regularly facing strong competition by our competitors on a product by product and brand by brand basis, particularly in the sports product line. If our competitors develop more successful products, or if we do not continue to develop consistently high quality products, our revenues will be adversely affected.

Impact of e-Commerce and Online Games on Our Business Is Not Known

     While we do not currently derive significant revenues from online sales of our packaged products, online distribution may become a more significant channel for distribution of our products in the future. How online distribution ultimately affects the more traditional retail distribution, at which we have historically had success, and over what time period, is uncertain. We also expect the number and popularity of online games to increase and become a significant factor in the interactive games business generally. We do not know how that increase generally, or the emerging business of EA.com specifically, will affect the sales of packaged goods.

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

Risk Factors Relating to Our Online Business

Because of EA.com’s Limited Operating History, It Will Be Difficult To Evaluate its Business and Prospects

     EA.com is still in an early stage business. Evaluating its business and prospects will be more difficult than would be the case for a more mature business. We will continue to encounter the risks and difficulties faced in launching a new business, and we may not achieve our goals or may be compelled to change the manner in which we seek to develop the business. These uncertainties as to the future operations of EA.com will increase the difficulty we face in completing and pursuing the essential plans for the development of the business and will also make it more difficult for our stockholders and securities analysts to predict the operating results of this business.

EA.com Has a History of Losses and Expects To Continue To Incur Losses and May Never Achieve Profitability

     EA.com has incurred substantial losses to date, including the current fiscal year. We expect EA.com to continue to incur losses at least through the current fiscal year as it builds its business. EA.com will be required to maintain the significant support, service and product enhancement demands of online users, and we cannot be certain that EA.com will produce sufficient revenues from its operations to support these costs. Even if profitability is achieved, EA.com may not be able to sustain it over a period of time.

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

We Have Limited Experience with Online Games and May Not Be Able To Operate This Business Effectively

     Offering games solely for online play is a substantial departure from our traditional business of selling packaged software games. We have employed various revenue models, including subscription fees, “pay to play fees” and advertising. We have limited experience with developing optimal pricing strategies for online games. For example, our product Majestic and our Platinum offering, which contained certain browser-based entertainment games, were launched with a monthly subscription pricing model and obtained only limited commercial success. Accordingly, we did not realize our projected cash flows and discontinued these offerings.

Online Games Have Risks That Are Not Associated with Our Traditional Business

     Online games, particularly multiplayer games, pose risks to player enjoyment that do not generally apply to packaged goods games. Players frequently are not acquainted with other players, which may adversely affect the playing experience. Social issues raised by a player’s conduct may impact the experience for other players. It is difficult to monitor player behavior that impairs the game experience. In addition, there are substantial technical challenges to be met both in the introduction of our games online and in maintaining an effective game playing environment over time. Also, hacking and spamming have become a serious problem for online sites, and significant hacking and spamming could seriously interfere with online game play. The success of Earth and Beyond and The Sims Online are critical to the success of EA.com in the short-term. The products provide unique customer experiences and we cannot be assured of broad acceptance. If these risks are not successfully controlled and technical challenges resolved, potential customers for our games may be unwilling to play in sufficient volume to allow us to attain or sustain profitability.

Development of EA.com’s Business Will Require Significant Capital, and We Cannot Be Assured That It Will Be Available

     EA.com will not be successful if it does not continue to receive substantial financing. Electronic Arts has agreed to provide a limited amount of funding to EA.com, but this financing alone may not be sufficient. Any additional funding that is obtained from Electronic Arts may either be treated as a debt arrangement or alternatively may increase Electronic Arts’ retained interest in EA.com and correspondingly decrease the interest of the holders of outstanding shares of Class B common stock. The attraction of additional equity or debt financing for EA.com from third parties may not be possible or may only be possible on terms that result in significant dilution to Class A and Class B common stockholders or incremental interest payments and debt-related restrictions. To date, nearly all funding (except warrants and cash from revenues) has been provided by Electronic Arts. We cannot provide assurance that Electronic Arts will be able to recover its investment in EA.com.

If Use of the Internet Does Not Continue To Develop and Reliably Support the Demands Placed on It by Electronic Commerce, EA.com’s Business Will Be Harmed

     EA.com’s success depends upon growth in the use of the Internet as a medium for playing games. The use of the Internet for sophisticated games like ours is relatively new. Our business would be seriously harmed if:

•	use of the Internet does not continue to increase or increases more slowly than expected,

•	the infrastructure for the Internet does not effectively support online game play,

•	concerns over the secure transmission of confidential information over public networks inhibit the growth of the Internet as a means of conducting commercial transactions, or

•	government regulations regarding Internet content, privacy or other conditions impede the effectiveness of the Internet to users.

Capacity Restraints May Restrict the Use of the Internet as a Forum for Game Play, Resulting in Decreased Demand for Our Products

     The Internet infrastructure may not be able to support the demands placed on it by increased usage or the limited capacity of networks to transmit large amounts of data. Other risks associated with commercial use of the Internet could slow its growth, including:

•	outages and other delays resulting from the inadequate reliability of the network infrastructure,

•	slow development of enabling technologies and complementary products, and

•	limited availability and adoption by consumers of cost-effective, high speed access.

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

To Become and Remain Competitive, EA.com Must Continually Develop New Content. This Is Inherently Risky and Expensive.

     EA.com’s success depends on our ability to develop new products and services for the EA.com site. Our agreement with AOL requires us to develop new games for the EA.com site. We cannot assure you that products will be developed on time, in a cost effective manner, or that they will be commercially successful. Currently, the release of The Sims Online for which we expect to generate subscription revenue, has been delayed due to longer than anticipated development schedules. Similarly, the online product Majestic achieved only limited commercial success due in part to the length of time it took to download the online software component. Accordingly, we discontinued Majestic on May 1, 2002.

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

We Continue to Invest in Research and Development and Network Technology and Operations for EA.com, and We Cannot Be Assured That We Will Achieve Revenues That Support This Level of Spending

     We have invested heavily, and expect to continue to invest, in research and development and network technology and operations for our website and online games. While we have reduced the overall level of spending for EA.com, we will continue to invest in the technologies, tools and network infrastructure that are necessary for us to launch and support our key products, The Sims Online and Earth & Beyond. Accordingly, there are no assurances that the revenues from these products will exceed the associated costs in order for EA.com to achieve profitability. If we cannot increase revenues to profitable levels, the value of EA.com will be impaired. In order to develop the game offerings that we envision for our online operations it will continue to be necessary to engage in significant developmental efforts both to adapt existing Electronic Arts games to the online format and to create new online games. Our agreements with AOL require us to maintain a substantial commitment to online game development and we cannot be assured that we will realize acceptable returns from this investment.

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

     We derive, and expect to continue to derive for the foreseeable future, a portion of our revenue from products and services we provide to advertisers, direct marketers and agencies, advertising sold through our agreement with AOL and from advertisements we deliver to Web sites. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including Internet advertising, has been characterized in recent quarters by increasing softness of demand, lower prices for advertisements, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from customers and the reduction of marketing and advertising budgets, especially for online advertising and by Internet-related companies. As a result of these reductions, advertising spending across traditional media, as well as the Internet, has decreased. We have seen a sequential decline in our advertising revenues in the current quarter compared to the previous quarter. Further declines may occur.

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

Online Product Development Schedules Are Unreliable and Make Predicting Quarterly Results Difficult

     Online product development schedules, particularly for Internet based games are difficult to predict because they involve creative processes, use of new development tools, Internet latency issues, a learning process to better understand Internet based game mechanics, and research and experimentation associated with development for new online technologies. Additionally, development risks for Internet based products can cause particular difficulties in predicting quarterly results because of the challenges associated with game testing, live Beta testing, integration into network servers and integration on to the Games web site and may impact the release (“go live”) dates of products during a particular quarter. Our online product currently under development, The Sims Online (“TSO”), has experienced development delays and will be released later than planned. While we are targeting the launch of TSO in December 2002, it may be delayed further. Our revenues and operating costs are dependent on our ability to meet our product “go live” schedules, including for TSO, and our failure to meet those schedules could result in revenues falling short of analysts’ expectations, resulting in increased operating losses for EA.com. If TSO does not launch in December 2002, or if it is not successful, our fourth quarter of fiscal year 2003 may not meet analysts’ expectations.

We Are Heavily Dependent on a Few Internet Infrastructure Service Providers to Host and Manage Our Servers at Co-Location Facilities and Our Operating Results May Be Adversely Affected if We Must Change Service Providers

     We are dependent on a few third party internet infrastructure service providers to host and manage the majority of our servers that support our online games. The performance of these service providers are outside of our control. Many of the service providers in the internet infrastructure space require substantial financial resources to build, maintain and manage co-location facilities. Many of these service providers have experienced significant financial difficulties during the recent economic downturn. To the extent that industry, economic, financial or competitive factors influence the level of performance that we expect from service providers we currently use for co-location space (bandwidth and rack), we may need to re-locate our servers to another co-location facility which would increase our expenses and may result in delays or reduced shipments of our online products, thereby adversely impacting our operating results.

General Risk Factors

We May Not Be Able To Attract and Retain the Personnel Necessary for our Businesses

     The market for technical, creative, marketing and other personnel essential to the development of our products and management of our businesses is extremely competitive. In the last fiscal year, notwithstanding the downturn of the economy generally, competitive recruiting efforts aimed at Electronic Arts’ employees and executives continued. Electronic Arts’ leading position within the interactive entertainment industry makes us a prime target for recruiting of executives and key creative talent. In addition, the cost of real estate in the San Francisco Bay area — the location of our headquarters and one of our largest studios — remains relatively high, and has made recruiting from other areas and relocating employees to our headquarters more difficult. If we cannot successfully recruit and retain the employees we need, our ability to develop and manage our businesses will be impaired.

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

Foreign Sales and Currency Fluctuations

     For the six months ended September 30, 2002, international net revenues comprised 38% of total consolidated net revenues. For the fiscal year ended March 31, 2002, international net revenues comprised 37% of total consolidated net revenues. We expect foreign sales to continue to account for a significant and growing portion of our revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. While we hedge against foreign currency fluctuations, we cannot control translation issues.

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

The Current Legislative and Regulatory Environment Affecting Accounting Principles Generally Accepted in the United States of America is Uncertain and Volatile, and Significant Changes in Current Principles Could Affect Our Financial Statements Going Forward

     Recent actions and public comments from the SEC have focused on the integrity of financial reporting generally. Similarly, Congress has considered a variety of bills that could affect certain accounting principles. In addition, the FASB and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, such as accounting for stock options, some of which represent a significant change from current industry practices. While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, we cannot predict the impact of the adoption of any such proposals on our financial statements going forward.

Fluctuations in Stock Price

     Industry and Financial Analysts provide investors with estimates of our future production and financial performance. We also give guidance as to our expectations for future performance. We may not meet those expectations. This may create an immediate and significant adverse effect on the trading price of our common stock. As a result of the factors discussed in this report and other factors that may arise in the future, the market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to factors specific to us, to changes in analysts’ earnings estimates, or to factors affecting the computer, software, Internet, entertainment, media or electronics businesses. In addition, fluctuations may be due to uncertainties in the securities markets in general. For example, during the fiscal year ended March 31, 2002, the price per share of our Class A common stock ranged from $42.40 to $66.01 and $53.38 to $67.73 during the six months ended September 30, 2002.

World Events

     The terrorist attacks of September 11, 2001 in the United States, the subsequent US military action, and the continuing concerns over potential additional terrorist attacks against US interests and citizens pose serious uncertainties in our business. Consumer spending, consumer preferences in entertainment, and the securities markets and the economy generally may be affected on an ongoing and unpredictable basis by these events, all of which may make prediction of our results more difficult.

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

Foreign Currency Exchange Rate Risk

We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, thereby, limiting our risk. Our foreign exchange contracts are accounted for as derivatives whereby the gains and losses on these contracts are reflected in the Consolidated Statement of Operations. Gains and losses on open contracts at the end of each accounting period resulting from changes in the forward rate are recognized in earnings and are designed to offset gains and losses on the underlying foreign currency denominated assets and liabilities. At September 30, 2002, we had foreign exchange contracts, all with maturities of less than one month to purchase and sell approximately $124,553,000 in foreign currencies, primarily British Pounds, European Currency Units (“Euros”), Japanese Yen and other currencies.

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

The following table below provides information about our foreign currency forward exchange contracts at September 30, 2002. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value.

		Weighted-Average	Fair Value
	Contract Amount	Contract Rate	Gain/(Loss)

	(In thousands)		(In thousands)
Foreign currency to be sold under contract:
British Pound	$85,135	1.5340	$(1,173)
Euro	9,727	0.9728	(34)
Japanese Yen	5,469	122.5000	(22)
Swedish Krona	3,440	9.3017	29
South African Rand	2,691	10.7765	(31)
Australian Dollar	2,184	0.5460	7
Swiss Franc	1,341	0.6707	9
Norwegian Krone	1,335	7.4886	8
Danish Krone	922	7.5867	3

Total	$112,244		$(1,204)

Foreign currency to be purchased under contract:
British Pound	$12,309	1.5574	$22

Total	$12,309		$22

Grand total	$124,553		$(1,182)

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. At September 30, 2002, our cash equivalents and short-term investments included debt securities of $721,802,000. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The table below presents the amounts and related weighted average interest rates of our investment portfolio at September 30, 2002:

	Average
	Interest
	Rate	Cost	Fair Value

	(Dollars in thousands)
Cash equivalents
Variable rate	1.87%	$428,505	$428,505
Short-term investments
Fixed rate	3.62%	$282,134	$284,897
Variable rate	6.35%	$8,400	$8,400

Maturity dates for short-term investments range from 15 months to 35 months with call dates ranging from 0 months to 11 months.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or, to our knowledge in other factors, that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date. However, in the last several months, in response to the certification requirements of the Sarbanes-Oxley Act and new Securities and Exchange Commission Regulations, the Company has enhanced its internal controls and disclosure systems, through various measures including: detailing its internal accounting policies; establishing a formal disclosure committee for preparation of all periodic reports; and requiring certifications from various trial balance controllers and other financial personnel responsible for the Company’s financial statements.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to pending claims and litigation. Management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits in the aggregate would not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: None.

(b)	Reports on Form 8-K:

On August 14, 2002, the Company filed a current report on Form 8-K, attaching under Item 9 certifications made by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to accompany the Company’s Form 10-Q for the quarterly period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC. (Registrant)

/s/ WARREN C. JENSON

DATED:	WARREN C. JENSON
November 8, 2002	Executive Vice President, Chief Financial and Administrative Officer

CERTIFICATIONS

I, Lawrence F. Probst III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Electronic Arts Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	By:	/s/ LAWRENCE F. PROBST III

Lawrence F. Probst III Chairman and Chief Executive Officer

I, Warren C. Jenson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Electronic Arts Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	By:	/s/ WARREN C. JENSON

Warren C. Jenson Executive Vice President, Chief Financial and Administrative Officer