Form 10-Q
period 2002-12-31
ELECTRONIC ARTS INC
filed 2003-02-11
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to______

Commission File No. 0-17948

ELECTRONIC ARTS INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2838567 (I.R.S. Employer Identification No.)

209 Redwood Shores Parkway Redwood City, California (Address of principal executive offices)	94065 (Zip Code)

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

YES	[X]	NO	[ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

		Outstanding at
Class of Common Stock	Par Value	February 5, 2003

Class A common stock	$0.01	143,112,344

ELECTRONIC ARTS INC. AND SUBSIDIARIES

INDEX

Page

Part I — Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at December 31, 2002 and March 31, 2002	3
Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2002 and 2001 and the Nine Months Ended December 31, 2002 and 2001	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2002 and 2001	5
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	62
Item 4. Controls and Procedures	64
Part II — Other Information
Item 1. Legal Proceedings	65
Item 4. Submission of Matters to a Vote of Security Holders	65
Item 6. Exhibits and Reports on Form 8-K	65
Signatures	66
Certifications	67
Exhibit Index	69

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)

	December 31,	March 31,
	2002	2002

ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$1,165,326	$796,936
Marketable securities	1,341	6,869
Receivables, less allowances of $206,651 and $115,870, respectively	609,029	190,495
Inventories, net	33,216	23,780
Deferred income taxes	37,732	38,597
Other current assets	82,639	95,866

Total current assets	1,929,283	1,152,543
Property and equipment, net	302,231	308,827
Investments in affiliates	10,231	19,077
Goodwill and other intangibles, net	119,406	110,512
Long-term deferred income taxes	55,628	64,065
Other assets	44,246	44,350

	$2,461,025	$1,699,374

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$146,816	$88,563
Accrued and other liabilities	599,784	364,419

Total current liabilities	746,600	452,982
Minority interest in consolidated joint venture	2,876	3,098
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares	—	—
Common stock
Class A common stock, $0.01 par value. Authorized 400,000,000 shares; issued and outstanding 142,944,370 and 138,429,269 shares, respectively	1,429	1,384
Class B common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 4,233,463 and 6,233,413 shares, respectively	42	62
Paid-in capital	796,950	649,777
Retained earnings	914,652	606,795
Accumulated other comprehensive loss	(1,524)	(14,724)

Total stockholders’ equity	1,711,549	1,243,294

	$2,461,025	$1,699,374

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2002	2001	2002	2001

Net revenues	$1,233,726	$832,878	$2,019,114	$1,254,984
Cost of goods sold	558,680	400,853	898,936	607,642

Gross profit	675,046	432,025	1,120,178	647,342

Operating expenses:
Marketing and sales	139,492	93,875	260,380	179,699
General and administrative	42,250	31,833	95,366	80,451
Research and development	112,558	97,406	301,667	285,766
Amortization of intangibles	2,245	6,359	6,736	19,309
Restructuring and asset impairment charges	9,378	14,051	9,378	14,051

Total operating expenses	305,923	243,524	673,527	579,276

Operating income	369,123	188,501	446,651	68,066
Interest and other income (expense), net	(4,439)	3,515	(115)	10,292

Income before provision for income taxes and minority interest	364,684	192,016	446,536	78,358
Provision for income taxes	113,052	59,525	138,426	24,291

Income before minority interest	251,632	132,491	308,110	54,067
Minority interest in consolidated joint venture	(1,413)	(199)	(253)	147

Net income	$250,219	$132,292	$307,857	$54,214

Class A common stock:
Net income:
Basic	$253,694	$138,998	$317,495	$72,387

Diluted	$250,219	$132,292	$307,857	$54,214

Net income per share:
Basic	$1.79	$1.01	$2.26	$0.53
Diluted	$1.69	$0.92	$2.10	$0.38
Number of shares used in computation:
Basic	141,889	137,103	140,193	136,457
Diluted	148,025	143,399	146,860	142,847
Class B common stock:
Net loss, net of retained interest in EA.com	$(3,475)	$(6,706)	$(9,638)	$(18,173)

Net loss per share:
Basic	$(0.86)	$(1.11)	$(1.84)	$(3.02)
Diluted	$(0.86)	$(1.11)	$(1.84)	$(3.02)
Number of shares used in computation:
Basic	4,051	6,028	5,247	6,023
Diluted	4,051	6,028	5,247	6,023

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months
	Ended December 31,
	2002	2001

Operating activities:
Net income	$307,857	$54,214
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Minority interest in consolidated joint venture	253	(147)
Equity in net income of affiliates	(4,213)	(2,134)
Gain on sale of affiliate	—	(200)
Depreciation and amortization	74,329	83,551
Non-cash restructuring and asset impairment charges	1,352	6,503
Permanent impairment of investments in affiliates	10,590	—
Loss on sale of fixed assets	106	372
Loss on marketable securities	273	—
Bad debt expense	7,804	7,142
Stock-based compensation	864	2,263
Tax benefit from exercise of stock options	36,765	16,789
Change in assets and liabilities:
Receivables	(424,567)	(296,077)
Inventories	(9,436)	(9,232)
Other assets	(13,999)	(46,892)
Accounts payable	58,222	80,638
Accrued and other liabilities	229,392	95,364
Deferred income taxes	7,918	(497)

Net cash provided by (used in) operating activities	283,510	(8,343)

Investing activities:
Proceeds from sale of property and equipment	679	258
Proceeds from sale of affiliate	—	570
Proceeds from sale of marketable securities	4,794	—
Capital expenditures	(34,470)	(40,056)
Investment in affiliates, net	(531)	2,918
Sales/purchases of short-term investments, net	(151,630)	(64,624)
Distribution from investment in affiliate	3,000	—
Proceeds from minority interest investment	(751)	—
Acquisition, net of cash acquired	(12,868)	—

Net cash used in investing activities	(191,777)	(100,934)

Financing activities:
Proceeds from sales of Class A shares through employee stock plans and other plans	109,876	73,556
Proceeds from sales of Class B shares through employee stock plans and other plans	1	—
Purchase of treasury shares	—	(11,922)

Net cash provided by financing activities	109,877	61,634

Translation adjustment	11,632	2,369

Increase (decrease) in cash and cash equivalents	213,242	(45,274)
Beginning cash and cash equivalents	552,826	419,812

Ending cash and cash equivalents	766,068	374,538
Short-term investments	399,258	112,304

Ending cash, cash equivalents and short-term investments	$1,165,326	$486,842

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)
(unaudited)

	Nine Months
	Ended December 31,
	2002	2001

Supplemental cash flow information:
Cash paid during the period for income taxes	$5,358	$7,582

Non-cash investing activities:
Change in unrealized appreciation (loss) on investments and marketable securities	$3,075	$(1,443)

Non-cash financing activities:
Conversion of 2,000,000 shares of Class B common stock for 206,454 shares of Class A common stock	$9,353	$—

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

Note 2. Fiscal Year and Fiscal Quarter

The Company’s fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to March 31 in each year. The results of operations for fiscal 2003 and fiscal 2002 contain 52 weeks. The results of operations for the fiscal quarters ended December 31, 2002 and 2001 contain 13 weeks. For simplicity of presentation, all fiscal periods are treated as ending on a calendar month end.

Note 3. Common Stock

At the Company’s Annual Meeting of Stockholders, held on August 1, 2002, the stockholders elected to amend the 2000 Class A Equity Incentive Plan to increase by 5,500,000 the number of shares of the Company’s Class A common stock reserved for issuance under the Plan.

Note 4. Goodwill and Other Intangible Assets

Effective April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and acquired intangible assets meeting certain criteria to be recorded apart from goodwill. The Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS No. 141, which resulted in $41,462,000 of other intangibles to be recorded separately from goodwill and $4,000,000 of acquired workforce intangibles being subsumed into goodwill at April 1, 2002. In addition, effective April 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 also requires, among other things, reassessment

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other indefinite-lived intangibles. The Company evaluated the estimated useful lives of existing recognized intangibles and determined that the estimated useful lives of all such assets were appropriate.

In accordance with SFAS No. 142, the Company has ceased to amortize goodwill (see goodwill information in table below). In lieu of amortization, SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit. The first step, required to be completed by September 30, 2002, tests for impairment by applying fair value-based tests at the Company’s reporting unit level. The second step (if necessary), required to be completed by March 31, 2003, measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. The Company completed the first step of transitional goodwill impairment testing during the quarter ended June 30, 2002 and found no indicators of impairment of its recorded goodwill. As a result, the Company has recognized no transitional impairment loss in fiscal 2003 in connection with the adoption of SFAS No. 142. The Company will complete its annual impairment test in the fourth quarter of fiscal 2003 with a measurement date of January 1 and any impairment that arises from that analysis will be accounted for in the fourth quarter of fiscal 2003. There can be no assurance that future impairment tests will not result in a charge to earnings and there is a potential for a write down of goodwill in connection with the annual impairment test.

The following table presents comparative information showing the effects that non-amortization of goodwill would have had on the Condensed Consolidated Statements of Operations for the prior three and nine months ended December 31, 2001 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Reported net income	$250,219	$132,292	$307,857	$54,214
Goodwill amortization, net of tax	—	1,995	—	6,039

Adjusted net income	$250,219	$134,287	$307,857	$60,253

Reported diluted net earnings per share	$1.69	$0.92	$2.10	$0.38
Goodwill amortization, net of tax	—	0.02	—	0.04

Adjusted diluted net earnings per share	$1.69	$0.94	$2.10	$0.42

During the prior quarter ended September 30, 2002, the Company recorded an additional $16,139,000 of goodwill as a result of an acquisition of a software development company. The Company operates in two business segments, EA Core and EA.com (see Note 8 of the Notes to Condensed Consolidated Financial Statements). Goodwill information for each business segment is as follows (in thousands):

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

	As of			Effects of Foreign	As of
	March 31, 2002	Goodwill Acquired	Adjustments	Currency	December 31, 2002

EA Core	$39,335	$16,139	$—	$(200)	$55,274
EA.com	29,715	—	—	—	29,715

	$69,050	$16,139	$—	$(200)	$84,989

Other intangibles consisted of the following (in thousands):

	December 31, 2002				March 31, 2002

	Gross			Other	Gross			Other
	Carrying	Accumulated		Intangibles,	Carrying	Accumulated		Intangibles,
	Amount	Amortization	Other	Net	Amount	Amortization	Other	Net

Developed/Core Technology	$28,263	$(18,795)	$—	$9,468	$28,263	$(15,455)	$—	$12,808
Tradename	35,169	(12,107)	—	23,062	35,169	(9,854)	—	25,315
Subscribers and Other Intangibles	8,694	(6,299)	(508)	1,887	8,694	(5,156)	(199)	3,339

Other Intangibles	$72,126	$(37,201)	$(508)	$34,417	$72,126	$(30,465)	$(199)	$41,462

As of December 31, 2002, future intangible asset amortization expense is estimated as follows (in thousands):

Fiscal Year Ended March 31,

2003	$1,997
2004	7,364
2005	5,946
2006	5,517
2007	2,489
Thereafter	11,104

$34,417

Note 5. Prepaid Royalties

Prepaid royalties consist primarily of prepayments for manufacturing royalties, co-publishing and/or distribution affiliates and license fees paid to celebrities, professional sports organizations and other organizations for use of their trade name and content. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual or effective royalty rate as cost of goods sold based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly and charges to research and development expense any amounts that management deems unlikely to be realized through future product sales. Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year. The current portion of prepaid royalties, included in other current assets, was $41,487,000 and $65,484,000 at December 31, 2002 and March 31, 2002, respectively. The long-term portion of prepaid royalties, included in other assets, was $2,885,000 and $1,164,000 at December 31, 2002 and March 31, 2002, respectively.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

Note 6. Inventories

Inventories are stated at the lower of cost or market. Inventories, net, at December 31, 2002 and March 31, 2002 consisted of (in thousands):

	December 31, 2002	March 31, 2002

Raw materials and work in process	$2,612	$1,025
Finished goods	30,604	22,755

	$33,216	$23,780

Note 7. Accrued and Other Liabilities

Accrued and other liabilities at December 31, 2002 and March 31, 2002 consisted of (in thousands):

	December 31, 2002	March 31, 2002

Accrued income taxes	$181,298	$94,444
Accrued royalties	158,423	77,590
Accrued expenses	132,034	87,104
Accrued compensation and benefits	97,933	87,985
Deferred revenue	24,667	13,286
Warranty reserve	5,429	4,010

	$599,784	$364,419

Note 8. Segment Information

SFAS No. 131, “Disclosures About Segments of An Enterprise And Related Information”, establishes standards for the reporting by public business enterprises of information about operating segments, product lines, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product lines for purposes of making operating decisions and assessing financial performance.

The Company operates and reviews its business in two business segments:

•	EA Core business segment: creation, marketing and distribution of entertainment software.

•	EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

Our view and reporting of business segments may change due to changes in the underlying business facts and circumstances and the evolution of our reporting to our Chief Operating Decision Maker. Please see the discussion regarding segment reporting in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Information about the Company’s business segments is presented below for the three and nine months ended December 31, 2002 and 2001 (in thousands):

	Three Months Ended December 31, 2002
	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenues	$1,211,484	$22,242	$1,233,726
Cost of goods sold	553,579	5,101	558,680

Gross profit	657,905	17,141	675,046
Operating expenses:
Marketing and sales (a)	124,744	14,748	139,492
General and administrative	40,502	1,748	42,250
Research and development (b)	84,351	28,207	112,558
Amortization of intangibles (c)	927	1,318	2,245
Restructuring and asset impairment charges	9,378	—	9,378

Total operating expenses	259,902	46,021	305,923

Operating income (loss)	398,003	(28,880)	369,123
Interest and other income (expense), net	(4,359)	(80)	(4,439)

Income (loss) before provision for income taxes and minority interest	393,644	(28,960)	364,684
Provision for income taxes	113,052	—	113,052

Income (loss) before minority interest	280,592	(28,960)	251,632
Minority interest in consolidated joint venture	(1,413)	—	(1,413)

Net income (loss) before retained interest in EA.com	$279,179	$(28,960)	$250,219

Interest income	$5,010	$3	$5,013
Depreciation and amortization	12,365	12,591	24,956
Identifiable assets	2,314,494	146,531	2,461,025
Capital expenditures	10,965	119	11,084

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

	Three Months Ended December 31, 2001
	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenues	$810,930	$21,948	$832,878
Cost of goods sold	395,261	5,592	400,853

Gross profit	415,669	16,356	432,025
Operating expenses:
Marketing and sales (a)	84,192	9,683	93,875
General and administrative	29,116	2,717	31,833
Research and development (b)	66,030	31,376	97,406
Amortization of intangibles (c)	3,205	3,154	6,359
Restructuring and asset impairment charges	—	14,051	14,051

Total operating expenses	182,543	60,981	243,524

Operating income (loss)	233,126	(44,625)	188,501
Interest and other income (expense), net	3,597	(82)	3,515

Income (loss) before provision for income taxes and minority interest	236,723	(44,707)	192,016
Provision for income taxes	59,525	—	59,525

Income (loss) before minority interest	177,198	(44,707)	132,491
Minority interest in consolidated joint venture	(199)	—	(199)

Net income (loss) before retained interest in EA.com	$176,999	$(44,707)	$132,292

Interest income	$3,025	$8	$3,033
Depreciation and amortization	13,438	14,819	28,257
Identifiable assets	1,502,949	192,424	1,695,373
Capital expenditures	8,660	1,685	10,345

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

	Nine Months Ended December 31, 2002
	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenues	$1,958,297	$60,817	$2,019,114
Cost of goods sold	887,814	11,122	898,936

Gross profit	1,070,483	49,695	1,120,178
Operating expenses:
Marketing and sales (a)	228,473	31,907	260,380
General and administrative	89,448	5,918	95,366
Research and development (b)	221,716	79,951	301,667
Amortization of intangibles (c)	2,780	3,956	6,736
Restructuring and asset impairment charges	9,378	—	9,378

Total operating expenses	551,795	121,732	673,527

Operating income (loss)	518,688	(72,037)	446,651
Interest and other income (expense), net	67	(182)	(115)

Income (loss) before provision for income taxes and minority interest	518,755	(72,219)	446,536
Provision for income taxes	138,426	—	138,426

Income (loss) before minority interest	380,329	(72,219)	308,110
Minority interest in consolidated joint venture	(253)	—	(253)

Net income (loss) before retained interest in EA.com	$380,076	$(72,219)	$307,857

Interest income	$14,109	$76	$14,185
Depreciation and amortization	36,974	37,355	74,329
Capital expenditures	33,774	696	34,470

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

	Nine Months Ended December 31, 2001
	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenues	$1,201,407	$53,577	$1,254,984
Cost of goods sold	595,468	12,174	607,642

Gross profit	605,939	41,403	647,342
Operating expenses:
Marketing and sales (a)	150,002	29,697	179,699
General and administrative	72,535	7,916	80,451
Research and development (b)	185,138	100,628	285,766
Amortization of intangibles (c)	9,615	9,694	19,309
Restructuring and asset impairment charges	—	14,051	14,051

Total operating expenses	417,290	161,986	579,276

Operating income (loss)	188,649	(120,583)	68,066
Interest and other income (expense), net	10,865	(573)	10,292

Income (loss) before provision for income taxes and minority interest	199,514	(121,156)	78,358
Provision for income taxes	24,291	—	24,291

Income (loss) before minority interest	175,223	(121,156)	54,067
Minority interest in consolidated joint venture	147	—	147

Net income (loss) before retained interest in EA.com	$175,370	$(121,156)	$54,214

Interest income	$12,493	$43	$12,536
Depreciation and amortization	38,267	45,284	83,551
Capital expenditures	27,609	12,447	40,056

(a)	EA.com Marketing and Sales includes $4,467,000 and $4,466,000 of Carriage Fee for the three months ended December 31, 2002 and 2001, respectively. EA.com Marketing and Sales includes $13,399,000 and $13,398,000 of Carriage Fee for the nine months ended December 31, 2002 and 2001, respectively.

(b)	EA.com Research and Development includes $12,422,000 of Network Development and Support and $2,708,000 of Customer Relationship Management (CRM) for the three months ended December 31, 2002; and includes $14,858,000 of Network Development and Support and $2,583,000 of CRM for the three months ended December 31, 2001. EA.com Research and Development includes $36,533,000 of Network Development and Support and $7,052,000 of CRM for the nine months ended December 31, 2002; and includes $46,903,000 of Network Development and Support and $8,493,000 of CRM for the nine months ended December 31, 2001.

(c)	Results for fiscal 2003 do not include amortization of goodwill as a result of adopting SFAS No. 142. Amortization of intangibles for the three months ended December 30, 2001 includes goodwill amortization of $1,485,000 for EA Core and $1,406,000 for EA.com. Amortization of intangibles for the nine months ended December 31, 2001 includes goodwill amortization of $4,456,000 for EA Core and $4,296,000 for EA.com.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

The Company’s operations, presented geographically, for the three and nine months ended December 31, 2002 and 2001 are presented below (in thousands):

			Asia
	North		Pacific
	America	Europe	(excluding Japan)	Japan	Eliminations	Total

Three months ended December 31, 2002
Net revenues from unaffiliated customers	$695,630	$470,742	$38,208	$29,146	$—	$1,233,726
Intercompany revenues	(5,082)	36,726	3,126	—	(34,770)	—

Total net revenues	690,548	507,468	41,334	29,146	(34,770)	1,233,726

Operating income	203,408	158,749	4,293	4,773	(2,100)	369,123
Interest income	4,404	575	34	—	—	5,013
Depreciation and amortization	21,111	3,453	227	165	—	24,956
Identifiable assets	1,750,576	626,301	50,398	33,750	—	2,461,025
Capital expenditures	8,550	1,894	470	170	—	11,084
Long-lived assets	366,503	183,852	5,239	5,151	—	560,745

Three months ended December 31, 2001
Net revenues from unaffiliated customers	$510,752	$279,601	$21,801	$20,724	$—	$832,878
Intercompany revenues	1,222	17,262	2,753	55	(21,292)	—

Total net revenues	511,974	296,863	24,554	20,779	(21,292)	832,878

Operating income	71,022	116,770	167	700	(158)	188,501
Interest income	2,742	254	37	—	—	3,033
Depreciation and amortization	24,204	3,632	250	171	—	28,257
Identifiable assets	1,202,728	440,991	29,368	22,286	—	1,695,373
Capital expenditures	7,331	2,340	437	237	—	10,345
Long-lived assets	351,891	164,079	4,522	4,406	—	524,898

Nine months ended December 31, 2002
Net revenues from unaffiliated customers	$1,182,768	$713,926	$67,200	$55,220	$—	$2,019,114
Intercompany revenues	(7,998)	57,561	5,036	57	(54,656)	—

Total net revenues	1,174,770	771,487	72,236	55,277	(54,656)	2,019,114

Operating income	230,976	211,903	5,002	693	(1,923)	446,651
Interest income	12,688	1,368	128	1	—	14,185
Depreciation and amortization	62,410	10,771	689	459	—	74,329
Capital expenditures	26,383	7,021	732	334	—	34,470

Nine months ended December 31, 2001
Net revenues from unaffiliated customers	$783,369	$392,615	$39,859	$39,141	$—	$1,254,984
Intercompany revenues	3,553	26,708	6,860	55	(37,176)	—

Total net revenues	786,922	419,323	46,719	39,196	(37,176)	1,254,984

Operating income (loss)	(24,683)	92,648	(129)	(302)	532	68,066
Interest income	10,974	1,392	170	—	—	12,536
Depreciation and amortization	72,408	10,044	616	483	—	83,551
Capital expenditures	29,941	8,604	710	801	—	40,056

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

Information about the Company’s net revenues by product line for the three and nine months ended December 31, 2002 and 2001 is presented below (in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,

	2002	% of total	2001	% of total	2002	% of total	2001	% of total

PlayStation 2	$459,407	37%	$227,554	27%	$752,717	37%	$369,836	30%
PC	219,083	18%	194,856	23%	377,835	19%	318,818	25%
Xbox	116,836	9%	44,629	5%	174,466	9%	44,629	4%
Nintendo GameCube	111,103	9%	30,026	4%	153,897	8%	30,026	2%
PlayStation	53,066	4%	122,940	15%	90,495	4%	162,129	13%
Game Boy Advance	68,102	6%	30,543	4%	73,919	4%	30,543	2%
Advertising	9,461	1%	10,556	1%	28,579	1%	25,317	2%
Game Boy Color	22,610	2%	24,176	3%	25,131	1%	28,455	2%
Online Subscriptions	9,193	1%	7,002	1%	24,969	1%	22,146	2%
License, OEM and Other	7,396	—	19,813	2%	16,349	1%	37,464	3%
Affiliated Label	157,469	13%	120,783	15%	300,757	15%	185,621	15%

	$1,233,726	100%	$832,878	100%	$2,019,114	100%	$1,254,984	100%

Note 9. Comprehensive Income

The components of comprehensive income, net of tax, for the three and nine months ended December 31, 2002 and 2001 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net income	$250,219	$132,292	$307,857	$54,214

Other comprehensive income:
Change in unrealized appreciation (loss) on investments, net of tax expense of $165, $356, $1,636 and $434	153	1,982	1,317	(1,877)
Reclassification of (gain) loss realized in net income for marketable securities, net of a tax expense of ($693) and ($252)	(1,544)	—	374	—
Foreign currency translation adjustments	3,737	(839)	11,509	3,175

Total other comprehensive income	2,346	1,143	13,200	1,298

Total comprehensive income	$252,565	$133,435	$321,057	$55,512

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

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

(in thousands, except per share amounts):
	Three months ended December 31, 2002
	Class A common	Class A common	Class B
	stock-Basic	stock-Diluted	common stock

Net income (loss) before retained interest in EA.com	$279,179	$250,219	$(28,960)
Net loss related to retained interest in EA.com	(25,485)	—	25,485

Net income (loss)	$253,694	$250,219	$(3,475)

Shares used to compute net income (loss) per share:
Weighted-average common shares	141,889	141,889	4,051
Dilutive stock equivalents	—	6,136	—

Dilutive potential common shares	141,889	148,025	4,051

Net income (loss) per share:
Basic	$1.79	N/A	$(0.86)
Diluted	N/A	$1.69	$(0.86)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(in thousands, except pershare amounts):
	Nine months ended December 31, 2002
	Class A common	Class A common	Class B
	stock-Basic	stock-Diluted	common stock

Net income (loss) before retained interest in EA.com	$380,076	$307,857	$(72,219)
Net loss related to retained interest in EA.com	(62,581)	—	62,581

Net income (loss)	$317,495	$307,857	$(9,638)

Shares used to compute net income (loss) per share:
Weighted-average common shares	140,193	140,193	5,247
Dilutive stock equivalents	—	6,667	—

Dilutive potential common shares	140,193	146,860	5,247

Net income (loss) per share:
Basic	$2.26	N/A	$(1.84)
Diluted	N/A	$2.10	$(1.84)

(in thousands, except per share amounts):
	Three months ended December 31, 2001
	Class A common	Class A common	Class B
	stock-Basic	stock-Diluted	common stock

Net income (loss) before retained interest in EA.com	$176,999	$132,292	$(44,707)
Net loss related to retained interest in EA.com	(38,001)	—	38,001

Net income (loss)	$138,998	$132,292	$(6,706)

Shares used to compute net income (loss) per share:
Weighted-average common shares	137,103	137,103	6,028
Dilutive stock equivalents	—	6,296	—

Dilutive potential common shares	137,103	143,399	6,028

Net income (loss) per share:
Basic	$1.01	N/A	$(1.11)
Diluted	N/A	$0.92	$(1.11)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(in thousands, except per share amounts):
	Nine months ended December 31, 2001
	Class A common	Class A common	Class B
	stock-Basic	stock-Diluted	common stock

Net income (loss) before retained interest in EA.com	$175,370	$54,214	$(121,156)
Net loss related to retained interest in EA.com	(102,983)	—	102,983

Net income (loss)	$72,387	$54,214	$(18,173)

Shares used to compute net income (loss) per share:
Weighted-average common shares	136,457	136,457	6,023
Dilutive stock equivalents	—	6,390	—

Dilutive potential common shares	136,457	142,847	6,023

Net income (loss) per share:
Basic	$0.53	N/A	$(3.02)
Diluted	N/A	$0.38	$(3.02)

The Diluted EPS calculation for Class A common stock includes the potential dilution from the conversion of Class B common stock to Class A common stock in the event that an initial public offering for Class B common stock does not occur. Net income used for the calculation of Diluted EPS for Class A common stock was $250,219,000 and $132,292,000 for the three months ended December 31, 2002 and 2001, respectively. Net income used for the calculation of Diluted EPS for Class A common stock was $307,857,000 and $54,214,000 for the nine months ended December 31, 2002 and 2001, respectively. This net income includes the remaining interest in EA.com (100% of EA.com losses), which is directly attributable to outstanding Class B shares owned by third parties, which would be included in the Class A common stock EPS calculation in the event that an initial public offering for Class B common stock does not occur.

Excluded from the above computation of weighted-average shares for Diluted EPS for Class A common stock were options to purchase 276,000 and 1,333,000 shares of common stock for the three and nine months ended December 31, 2002, respectively, as the options’ exercise price was greater than the average market price of the common shares. For the three and nine months ended December 31, 2002, the weighted-average exercise price of these respective options was $66.18 and $63.54 per share, respectively. Similarly, options to purchase 1,729,000 and 1,425,000 shares of common stock were excluded for the three and nine months ended December 31, 2001, respectively, as the options’ exercise price was greater than the average market price of the common shares. For the three and nine months ended December 31, 2001, the weighted-average exercise price of these respective options was $57.69 and $57.59 per share, respectively.

Due to the net loss attributable for the three and nine months ended December 31, 2002 on a diluted basis to Class B Stockholders, stock options have been excluded from the Diluted EPS

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

calculation as their inclusion would have been antidilutive. Had net income been reported for the nine months ended December 31, 2002, an additional 297,000 shares would have been added to diluted potential common shares for Class B common stock. Similarly, an additional 828,000 and 884,000 shares would have been added to diluted potential common shares for Class B common stock for the three and nine months ended December 31, 2001, respectively.

Note 11. Restructuring and Asset Impairment Charges

EA Core

During the quarter ended December 31, 2002, the Company closed its office located in San Francisco, California and its studio located in Seattle, Washington. The office and studio closures were a result of the Company’s strategic decision to consolidate local development efforts in Redwood City, California and Vancouver, Canada. The Company recorded total pre-tax charges of $9,378,000, consisting of $7,310,000 for consolidation of facilities, $1,452,000 for the write-off of non-current assets and $616,000 for workforce reductions. The facilities charge was net of a reduction in deferred rent of $533,000.

The exit plans resulted in a workforce reduction of approximately 33 personnel in development and administrative departments. The estimated costs for consolidation of facilities included contractual rental commitments under the real estate lease for unutilized office space, offset by estimated future sub-lease income. In addition, the exit plans resulted in the write-off of certain non-current fixed assets, primarily leasehold improvements.

The following table summarizes the activity in the accrued restructuring account for the period ended December 31, 2002 (in thousands):

	Facilities	Workforce	Total

Recorded in the quarter ended December 31, 2002	$7,843	$616	$8,459
Charges utilized in cash for the three months ended December 31, 2002	—	(385)	(385)

Balance as of December 31, 2002	$7,843	$231	$8,074

The Company expects the remaining accrued restructuring balance of $8,074,000 to be fully utilized by December 31, 2006.

EA.com

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

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

The following table summarizes the activity in the accrued restructuring account for the nine months ended December 31, 2002 (in thousands):

	Workforce	Facilities	Total

Balance as of March 31, 2002	$674	$2,214	$2,888
Charges utilized in cash for the three months ended June 30, 2002	(494)	(243)	(737)
Charges utilized in non-cash for the three months ended June 30, 2002	—	(36)	(36)

Balance as of June 30, 2002	180	1,935	2,115
Charges utilized in cash for the three months ended September 30, 2002	(82)	(100)	(182)

Balance as of September 30, 2002	98	1,835	1,933
Charges utilized in cash for the three months ended December 31, 2002	(93)	(283)	(376)
Charges utilized in non-cash for the three months ended December 31, 2002	—	(652)	(652)

Balance as of December 31, 2002	$5	$900	$905

The Company expects the remaining EA.com accrued restructuring balance of $905,000 to be fully utilized by December 31, 2006.

The accrued restructuring balances are included in accrued expenses in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Note 12. Contingent Liabilities

Residual Value Guarantees

In February 1995, the Company entered into a build-to-suit lease with a financial institution on the Company’s headquarters facility in Redwood City, California, which was extended in July 2001 and expires in July 2006. The Company accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. The Company has an option to purchase the property (land and facilities) for $145,000,000 or, at the end of the lease, to arrange for (1) an additional extension of the lease or (2) sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $128,900,000 if the sales price is less than this amount, subject to certain provisions of the lease.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

In December 2000, the Company entered into a second build-to-suit lease with a financial institution for a five year term from December 2000 to expand the Company’s headquarters facilities and develop adjacent property adding approximately 310,000 square feet to its campus. Construction was completed in June 2002. The Company accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities provide space for marketing, sales and research and development. The Company has an option to purchase the property for $127,000,000 or, at the end of the lease, to arrange for (1) an extension of the lease or (2) sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $118,800,000 if the sales price is less than this amount, subject to certain provisions of the lease.

Director Indemnity Agreements

The Company has entered into an indemnification agreement with the members of its Board of Directors to indemnify its Directors to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the Directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the Directors are sued as a result of their service as members of the Board of Directors of the Company.

Please see the Liquidity and Capital Resources section of the MD&A for a schedule of the Company’s contractual obligations and commitments.

Note 13. Investments in Affiliates

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management evaluates purchased intangible assets and long-lived assets to determine if events or changes in circumstances indicate an other-than-temporary impairment in value. The Company has cost investments in affiliates. Based on several factors, such as the financial performance of the affiliate, the Company's decision to no longer acquire or continue investing in these affiliates, the limited cash flow from future business arrangements and other information available during the quarter ended December 31, 2002, the Company determined that some of its investments in affiliates were permanently impaired and recorded a permanent impairment in the amount of $10,119,000. This permanent impairment was recorded in interest and other income (expense) on the Condensed Consolidated Statements of Operations.

Note 14. Subsequent Events

Studio Restructuring

In the fourth quarter of fiscal 2003, the Company will begin the consolidation of its Los Angeles, Irvine and Las Vegas studios into a major centralized studio in Los Angeles. These measures are being taken to maximize efficiencies and streamline the creative development process and operations of our studios.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

Shelf Registration

On January 29, 2003, the Company filed a “shelf” registration statement on Form S-3 with the U.S. Securities and Exchange Commission which will allow the Company to sell up to $2 billion in equity or debt securities.

Note 15. Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No.143 to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, as amended by SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. The adoption of SFAS No. 145 did not have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. The Company currently accounts for and reports exit and disposal activities under the provisions of EITF No. 94-3. The Company will adopt the provisions of SFAS No. 146 for all exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to (i) include disclosure of certain obligations, and (ii) if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002 and the Company has adopted those requirements in its condensed consolidated financial statements included in Note 12 of the Notes to Condensed Consolidated Financial Statements and in the Liquidity and Capital Resources section of the MD&A of this Form 10-Q. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

of the guarantor’s year-end. The Company is currently assessing the impact of adopting the initial recognition and initial measurement requirements of FIN 45 on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123”. SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The amendments to SFAS 123 will be effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company will adopt the disclosure provisions of this statement in its fourth quarter of fiscal year 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Based on the recent release of FIN 46, the Company has not completed its assessment as to whether or not the adoption of FIN 46 will have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. We use words such as anticipates, believes, expects, intends, future and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and management’s expectations, and are inherently uncertain and difficult to predict. Our actual results could differ materially from management’s expectations due to such risks. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors” at pages 55 to 61, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 as filed with the Securities and Exchange Commission (SEC) on June 28, 2002 and other documents filed with the SEC.

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

Sales allowances and bad debt reserves

We derive revenues from sales of our packaged goods product, subscriptions of online service, sales of packaged goods through our online store and website advertising. Product revenue is recognized net of sales allowances. We also have stock-balancing programs for our personal computer products, which allow for the exchange of personal computer products by resellers under certain circumstances. We may decide to provide price protection under certain circumstances for both our personal computer and video game system products after we analyze: inventory remaining in the channel, the rate of inventory sell-through in the channel, and our remaining inventory on hand. It is our policy to exchange products or give credits, rather than give cash refunds.

We estimate potential future product returns, price protection and stock-balancing programs related to current period product revenue. We analyze historical returns, current sell-through of distributor and retailer inventory of our products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products and other related factors when evaluating the adequacy of the sales returns and price protection allowances. In addition, management monitors and manages the volume of our sales to retailers and distributors and their inventories, as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. In the past, actual returns have not generally exceeded our reserves. However, actual returns may materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of product returns for our products on mature platforms may increase as new hardware platforms, such as Xbox, Nintendo GameCube and PlayStation 2, become more popular. While management believes it can make reliable estimates for these matters, if we changed our assumptions and estimates, our returns reserves would change, which would impact the net revenue we report. For example, if actual returns were significantly greater than the reserves we have established, the actual results would decrease our reported revenue. Conversely, if actual returns were significantly less than our reserves, this would increase our reported revenue.

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

We also have no way of accurately forecasting customer bankruptcies or an inability of any of our customers to meet their financial obligations to us. Therefore, our estimates could differ materially from actual results.

Our gross accounts receivable balance was $815,680,000 and our allowance for product returns, pricing allowances and doubtful accounts was $206,651,000 as of December 31, 2002. As of March 31, 2002, our gross accounts receivable balance was $306,365,000 and our allowance for product returns, pricing allowances and doubtful accounts was $115,870,000.

Prepaid royalties

Prepaid royalties consist primarily of prepayments for manufacturing royalties, advances paid to co-publishing and/or distribution affiliates and license fees paid to celebrities, professional sports organizations and other organizations for use of their trade name and content. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual or effective royalty rate as cost of goods sold based on actual net product sales. We evaluate the future realization of prepaid royalties quarterly and charge to research and development expense any amounts that we deem unlikely to be realized through product sales. We rely on forecasted revenue to evaluate the future realization of prepaid royalties. If actual revenues, or revised sales forecasts, fall below the initial forecasted sales, the charge to research and development expense may be larger than anticipated in any given quarter. Once the charge has been taken to research and development expense, that amount will not be expensed in future quarters when the product has shipped. The current portion of prepaid royalties, included in other current assets, was $41,487,000 at December 31, 2002 and $65,484,000 at March 31, 2002. The long-term portion of prepaid royalties, included in other assets, was $2,885,000 at December 31, 2002 and $1,164,000 at March 31, 2002.

Valuation of long-lived assets, including goodwill and other intangible assets

We evaluate both purchased intangible assets and long-lived assets in order to determine if events or changes in circumstances indicate an other-than-temporary impairment in value. This evaluation requires us to estimate, among other things, the remaining useful lives along with future estimates of cash flows of the business. All require the use of judgment and estimates. Our actual results could differ materially from our current estimates. Please see our Risk Factors section for a discussion of risks and uncertainties that may affect our future results.

Under current accounting standards, we make judgments about the remaining useful lives of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet. In order to determine if an other-than-temporary impairment has occurred, management makes various assumptions about the future value of the asset, by evaluating future business prospects and estimated cash flows. Please refer to the Operations by Segment discussion of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussions of EA Core and EA.com. For our EA Core division, our future net cash flows are primarily dependent on the sale of products for play on proprietary video game platforms. The success of our products is affected by the ability to accurately predict which platforms and which products we develop will be successful. Also, our revenues and earnings are dependent on our ability to meet our product release schedules. For our EA.com division, the future net cash flows are dependent on the success of online games. Offering games solely for online play is a substantial departure from our traditional business of selling packaged software games. The EA.com business is not yet mature or profitable, therefore evaluating its business and prospects is more difficult than would be the case for a more mature business. For example, on December 17, 2002 we launched The Sims OnlineTM. While we cannot yet accurately predict the ultimate success of this product, sales of this game have not met our expectations and may negatively impact our ability to generate positive cash flows at EA.com. Due to product sales shortfalls and other factors described in our Risk Factors, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge recorded in the future.

On April 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. As a result of adopting this standard, we will continue to amortize finite-lived intangibles, but will no longer amortize certain other intangible assets, most notably goodwill and acquired workforce. In lieu of amortization, SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit. The first step, required to be completed by September 30, 2002, tests for impairment by applying fair value-based tests at the Company’s reporting unit level. The second step (if necessary), required to be completed by March 31, 2003, measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. We completed the first step of transitional goodwill impairment testing during the first quarter of fiscal 2003 and found no indicators of impairment of our recorded goodwill. As a result, we have recognized no transitional impairment loss in fiscal 2003 in connection with the adoption of SFAS No. 142. We will complete the annual impairment test in the fourth quarter of fiscal 2003 with a measurement date of January 1 and any impairment that arises from that analysis will be accounted for in the fourth quarter of 2003. There can be no assurance that future impairment tests will not result in a charge to earnings and there is a potential for a write down of goodwill in connection with the annual impairment test. Following adoption of SFAS No. 142, we continue to evaluate whether any event has occurred which might indicate that the carrying value of an intangible asset is not recoverable.

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

RESULTS OF OPERATIONS

Revenues

We derive revenues primarily from shipments of entertainment software, which includes EA Studio products for dedicated entertainment systems (that we call “video game systems” or “consoles” such as PlayStation®, PlayStation® 2, XboxTM and Nintendo GameCubeTM, and handheld systems such as Game Boy® Advance), EA Studio personal computer products (PC), Co-Publishing products that are co-published and distributed by us, and Affiliated Label (AL) products that are published by third parties and distributed by us. We also derive revenues from licensing of EA Studio products and AL products through hardware companies (or OEM), selling subscriptions on our online game service, selling advertisements on our online web pages and selling our packaged goods through our online store.

Geographically our net revenues for the three and nine months ended December 31, 2002 and 2001 break down as follows (in thousands):

	December 31,	December 31,
	2002	2001	Increase	% change

Net Revenues for the Three Months Ended:
North America	$695,630	$510,752	$184,878	36.2%

Europe	470,742	279,601	191,141	68.4%
Asia Pacific	38,208	21,801	16,407	75.3%
Japan	29,146	20,724	8,422	40.6%

International	538,096	322,126	215,970	67.0%

Consolidated Net Revenues	$1,233,726	$832,878	$400,848	48.1%

	December 31,	December 31,
	2002	2001	Increase	% change

Net Revenues for the Nine Months Ended:
North America	$1,182,768	$783,369	$399,399	51.0%

Europe	713,926	392,615	321,311	81.8%
Asia Pacific	67,200	39,859	27,341	68.6%
Japan	55,220	39,141	16,079	41.1%

International	836,346	471,615	364,731	77.3%

Consolidated Net Revenues	$2,019,114	$1,254,984	$764,130	60.9%

Net Revenues

Net Revenues for the three months ended December 31, 2002 increased by 48 percent as compared to the three months ended December 31, 2001. The increase in net revenues was driven by the following:

•	Strong performance of The Lord of the RingsTM, The Two TowersTM released during the current quarter on the PlayStation 2, and of Harry Potter and the Chamber of SecretsTM and James Bond 007: NightfireTM released during the current quarter on multiple platforms and across multiple territories.

•	Higher installed base of game consoles, most notably the PlayStation 2. Net revenues from sales associated with the PlayStation 2 platform increased by 102 percent to $459,407,000 versus $227,554,000 in the same quarter of the prior fiscal year.

•	Higher installed base of the Xbox console, which is now available in every major market in which we operate. In the prior period, Xbox was only available in North America. In the quarter ended December 31, 2002, we generated $116,836,000 in net revenues from Xbox titles versus $44,629,000 a year ago.

•	Higher installed base of the Nintendo GameCube console, which is now available in every major market in which we operate. In the prior period, Nintendo GameCube was only available in North America and Japan. In the quarter ended December 31, 2002, we generated approximately $111,103,000 in net revenues from Nintendo GameCube titles versus approximately $30,026,000 a year ago.

•	Net revenues from Affiliated Label products increased by 30 percent to $157,469,000 versus $120,783,000 in the third quarter of the prior fiscal year. The increase was driven by sales of Kingdom Hearts in North America and Anno 1503 in Europe.

•	Net revenues from PC products increased by 12 percent to $219,083,000 versus $194,856,000 in the same period of the prior fiscal year.

•	Net revenues from titles associated with the PlayStation declined year over year as customers migrated to newer consoles.

Net Revenues for the nine months ended December 31, 2002 increased by 61 percent as compared to the nine months ended December 31, 2001. The increase in net revenues was driven by the following:

•	Strong performance of Medal of Honor: FrontlineTM, The Lord of the Rings, The Two Towers, Harry Potter and the Chamber of Secrets, Madden NFLTM 2003 and Need for SpeedTM Hot Pursuit 2 released in the current fiscal year on multiple platforms and across multiple territories.

•	Higher installed base of game consoles, most notably the PlayStation 2. Net revenues from sales associated with the PlayStation 2 platform increased by 104 percent to $752,717,000 versus $369,836,000 in the same period of the prior fiscal year.

•	Higher installed base of the Xbox console, which is now available in every major market in which we operate. In the same period of the prior fiscal year, Xbox was only available in North America after its launch in November 2001. We generated net revenues from Xbox titles for all three quarters of the current fiscal year versus only a portion of the third quarter in the prior fiscal year. In the nine months ended December 31, 2002, we generated $174,466,000 in net revenues from Xbox titles versus $44,629,000 in the same period of the prior fiscal year.

•	Higher installed based of the Nintendo GameCube console, which is now available in every major market in which we operate. In the prior period, Nintendo GameCube was only available in North America and Japan. We generated net revenues from Nintendo GameCube titles for all three quarters of the current fiscal year versus only a portion of the prior fiscal year. In the nine months ended December 31, 2002, we generated $153,897,000 in net revenues from Nintendo GameCube titles versus $30,026,000 in net revenues in same period of the prior fiscal year.

•	Net revenues from Affiliated Label products increased by 62 percent to $300,757,000 versus $185,621,000 in the same period of the prior fiscal year. The increase was driven by sales of Kingdom Hearts in North America and Battlefield 1942TM primarily in North America and Europe.

•	PC-based revenues increased 19 percent to $377,835,000 versus $318,818,000 a year ago driven by strong sales in the current period of The SimsTM products. Titles released in the current fiscal year include The Sims Unleashed Expansion Pack and The Sims Deluxe. Prior releases continued to generate strong sales including The Sims Vacation, The Sims and The Sims Hot Date.

•	Revenues from titles associated with the PlayStation declined year over year as customers migrated to newer consoles.

North America

For the three months ended December 31, 2002, revenues in North America increased by 36 percent to $695,630,000 versus $510,752,000 in the same period of the prior fiscal year. Growth in North American revenue was driven by:

•	Higher installed base of the PlayStation 2, due in part to Sony’s price cut of the hardware in North America in May 2002. This was reflected in strong sales of titles for the PlayStation 2, most notably The Lord of the Rings, The Two Towers, Harry Potter and the Chamber of Secrets and Need For Speed Hot Pursuit 2.

•	Higher installed base of the Xbox and Nintendo GameCube consoles, which both launched in North America in November 2001. We also shipped more titles on each of these platforms in the current quarter versus the same period of the prior fiscal year.

•	Net revenues from titles associated with PlayStation declined year over year as customers migrated to newer consoles.

For the nine months ended December 31, 2002, revenues in North America increased by 51 percent to $1,182,768,000 versus $783,369,000 in the same period of the prior fiscal year. Growth in North American revenue was driven by:

•	Higher installed base of the PlayStation 2, due in part to Sony’s price cut of the hardware in North America in May 2002. This was reflected in strong sales of titles for the PlayStation 2, most notably Medal of Honor: Frontline, The Lord of the Rings, The Two Towers and Harry Potter and the Chamber of Secrets.

•	Higher installed base of the Xbox and Nintendo GameCube consoles, which both launched in North America in November 2001. Net revenues were generated on titles for these consoles for all three quarters of the current fiscal year versus only one quarter of the prior fiscal year.

•	Higher AL revenues primarily from key title Kingdom Hearts in the current period.

•	Net revenues from titles associated with PlayStation declined year over year as customers migrated to newer platform consoles.

International

Europe

For the three months ended December 31, 2002, net revenues in Europe increased by 68 percent to $470,742,000 versus $279,601,000 a year ago. Net revenue growth in Europe was driven by:

•	Strong sales of titles for the PlayStation 2, most notably The Lord of the Rings, The Two Towers, Harry Potter and the Chamber of Secrets and FIFA 2003.

•	Higher installed base of the PlayStation 2 hardware, due in part to Sony’s hardware price cut in Europe in August, 2002.

•	New net revenues from titles associated with the Nintendo GameCube and Xbox platforms, which both launched in Europe in the Spring of 2002.

For the nine months ended December 31, 2002, net revenues in Europe increased by 82 percent to $713,926,000 versus $392,615,000 a year ago. Net revenue growth in Europe was driven by:

•	Strong sales of titles associated with the PlayStation 2, most notably Medal of Honor: Frontline, The Lord of the Rings, The Two Towers and Harry Potter and the Chamber of Secrets.

•	Higher installed base of the PlayStation 2 hardware, due in part to Sony’s hardware price cut in Europe in August, 2002.

•	New revenues from titles associated with the Nintendo GameCube and Xbox platforms, The Sims franchise titles on the PC and higher AL net revenues.

Asia Pacific

For the three months ended December 31, 2002, net revenues in Asia Pacific increased by 75 percent to $38,208,000 versus $21,801,000 a year ago. Growth in net revenues in Asia Pacific was driven by strong sales of PlayStation 2 and Xbox titles.

For the nine months ended December 31, 2002, net revenues in Asia Pacific increased by 69 percent to $67,200,000 versus $39,859,000 a year ago. Growth in net revenues in Asia Pacific was driven by strong sales of PlayStation 2 titles, most notablyThe Lord of the Rings, The Two Towers and Medal of Honor: Frontline and Affiliated Label titles.

Japan

For the three months ended December 31, 2002, net revenues in Japan increased by 41 percent to $29,146,000 versus $20,724,000 a year ago. Growth in net revenues in Japan was driven by strong sales of Affiliated Label and PlayStation 2 titles.

For the nine months ended December 31, 2002, net revenues in Japan increased by 41 percent to $55,220,000 versus $39,141,000 a year ago. Growth in net revenues in Japan was driven by strong sales of titles associated with the PlayStation 2, most notably2002 FIFA World Cup and Project FIFA World Cup, and Affiliated Label titles.

Information about our worldwide net revenues by product line for the three and nine months ended December 31, 2002 and 2001 is presented below (in thousands):

	December 31,	December 31,	Increase/
	2002	2001	(Decrease)	% change

Net Revenues for the Three Months Ended:
PlayStation 2	$459,407	$227,554	$231,853	101.9%
PC	219,083	194,856	24,227	12.4%
Xbox	116,836	44,629	72,207	161.8%
Nintendo GameCube	111,103	30,026	81,077	270.0%
PlayStation	53,066	122,940	(69,874)	(56.8%)
Game Boy Advance	68,102	30,543	37,559	123.0%
Advertising	9,461	10,556	(1,095)	(10.4%)
Game Boy Color	22,610	24,176	(1,566)	(6.5%)
Online Subscriptions	9,193	7,002	2,191	31.3%
License, OEM and Other	7,396	19,813	(12,417)	(62.7%)

	1,076,257	712,095	364,162	51.1%
Affiliated Label	157,469	120,783	36,686	30.4%

Consolidated Net Revenues	$1,233,726	$832,878	$400,848	48.1%

	December 31,	December 31,	Increase/
	2002	2001	(Decrease)	% change

Net Revenues for the Nine Months Ended:
PlayStation 2	$752,717	$369,836	$382,881	103.5%
PC	377,835	318,818	59,017	18.5%
Xbox	174,466	44,629	129,837	290.9%
Nintendo GameCube	153,897	30,026	123,871	412.5%
PlayStation	90,495	162,129	(71,634)	(44.2%)
Game Boy Advance	73,919	30,543	43,376	142.0%
Advertising	28,579	25,317	3,262	12.9%
Game Boy Color	25,131	28,455	(3,324)	(11.7%)
Online Subscriptions	24,969	22,146	2,823	12.7%
License, OEM and Other	16,349	37,464	(21,115)	(56.4%)

	1,718,357	1,069,363	648,994	60.7%
Affiliated Label	300,757	185,621	115,136	62.0%

Consolidated Net Revenues	$2,019,114	$1,254,984	$764,130	60.9%

PlayStation 2 Product Net Revenues

(in thousands)	December 31, 2002	% of net revenues	December 31, 2001	% of net revenues	% change

Three Months Ended	$459,407	37.2%	$227,554	27.3%	101.9%

Nine Months Ended	$752,717	37.3%	$369,836	29.5%	103.5%

Net revenues increased for the three months ended December 31, 2002 by 102 percent to $459,407,000 versus $227,554,000 a year ago. The increase was primarily due to the following:

•	Strong consumer acceptance of the PlayStation 2 game console in every major market in which we operate.

•	Higher installed base of the PlayStation 2 console due in part to Sony’s hardware price cut in North America in May, 2002 and in Europe in August, 2002.

•	Sales of The Lord of the Rings, The Two Towers, Harry Potter and the Chamber of Secrets and Need For Speed Hot Pursuit 2 in multiple territories.

•	Strength of other PlayStation 2 franchise titles with higher net revenues on current year releases versus prior year release versions including: FIFA 2003, James Bond 007:Nightfire and Tiger Woods PGA Tour 2003.

•	In total, we released nine PlayStation 2 titles during the quarter versus six PlayStation 2 titles a year ago.

Net revenues increased for the nine months ended December 31, 2002 by 104 percent to $752,717,000 versus $369,836,000 for the comparable period in 2001. The increase was primarily due to the following:

•	Strong consumer acceptance of the PlayStation 2 game console in every major market in which we operate.

•	Higher installed base of the PlayStation 2 console due in part to Sony’s hardware price cut in North America in May, 2002 and in Europe in August, 2002.

•	Sales of Medal of Honor: Frontline, The Lord of the Rings, The Two Towers, Harry Potter and the Chamber of Secrets and Need For Speed Hot Pursuit 2 in multiple territories.

•	Strength of other PlayStation 2 franchise titles with higher net revenues on current year releases versus prior year releases including: James Bond 007:Nightfire, Madden NFL 2003, FIFA 2003 and NCAA Football 2003.

•	In total, we released 17 PlayStation 2 titles during the current nine-month period versus 12 PlayStation 2 titles a year ago.

We expect net revenues from PlayStation 2 products to continue to grow in fiscal 2003, but as net revenues for these products increase, we expect our growth rates to decrease. We expect that premium titles will continue to hold their current price points, however we expect lower price points for non-premium titles.

Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America as of April 2000, as amended, we are authorized to develop and distribute DVD-based software products compatible with the PlayStation 2. Pursuant to this agreement, we engage Sony to supply PlayStation 2 CD’s and DVDs for distribution by us. Accordingly, we have limited ability to control our supply of PlayStation 2 CD and DVD products or the timing of their delivery.

Personal Computer Product Net Revenues

(in thousands)	December 31, 2002	% of net revenues	December 31, 2001	% of net revenues	% change

Three Months Ended	$219,083	17.8%	$194,856	23.4%	12.4%

Nine Months Ended	$377,835	18.7%	$318,818	25.4%	18.5%

Net revenues increased for the three months ended December 31, 2002 by 12 percent to $219,083,000 versus $194,856,000 a year ago. The increase was primarily due to the following:

•	Sales of James Bond 007:Nightfire and Need For Speed Hot Pursuit 2 in North America, Europe and Asia Pacific.

•	Partially offset by lower net revenues on the current year release of franchise title Harry Potter and the Chamber of Secrets versus the prior year release Harry Potter and the Sorceror’s Stone, particularly in Europe.

•	In total, we released nine PC titles during the quarter versus five PC titles a year ago.

Net revenues increased for the nine months ended December 31, 2002 by 19 percent to $377,835,000 versus $318,818,000 for the comparable period in 2001. The increase was primarily due to the following:

•	Sales of The Sims Unleashed Expansion Pack and The Sims Deluxe in the current fiscal year. Prior years releases, including The Sims, The Sims Vacation Expansion Pack, The Sims Hot Date, The Sims: Livin’ Large and The Sims House Party, continued to generate strong sales in the current fiscal year. The Sims and The Sims Expansion Packs have now sold over 21 million units.

•	Catalogue sales from Medal of Honor Allied Assault, which was released in the prior year, and sales from current release title Medal of Honor Allied AssaultTM Spearhead.

•	In total, we released 14 PC titles during the current nine-month period versus ten PC titles a year ago.

Due to the strong sales of The Sims products in fiscal 2002, we expect revenues from PC products to be up only slightly in fiscal 2003.

Xbox Product Net Revenues

(in thousands)	December 31, 2002	% of net revenues	December 31, 2001	% of net revenues	% change

Three Months Ended	$116,836	9.5%	$44,629	5.4%	161.8%

Nine Months Ended	$174,466	8.6%	$44,629	3.6%	290.9%

Net revenues increased for the three months ended December 31, 2002 by 162 percent to $116,836,000 versus $44,629,000 a year ago. The increase was primarily due to the following:

•	Higher installed base of the Xbox console which is now available in every major market in which we operate. In the prior period, the Xbox console was only available in North America.

•	Sales of Medal of Honor: Frontline, James Bond 007:Nightfire and Harry Potter and the Chamber of Secrets in North America, Europe and Asia Pacific.

•	In total, we released eight Xbox titles during the quarter versus six Xbox titles a year ago.

Net revenues increased for the nine months ended December 31, 2002 by 291 percent to $174,466,000 versus $44,629,000 for the comparable period in 2001. The increase was primarily due to the following:

•	Higher installed base of the Xbox console which is now available in every major market in which we operate. In the prior period, the Xbox console was only available in North America. Net revenues were generated on titles associated with the Xbox for all three quarters of the current fiscal year versus only one quarter of the prior fiscal year.

•	Sales of Medal of Honor: Frontline, James Bond 007: Nightfire and NCAA Football 2003 in North America.

•	Sales of FIFA 2003, James Bond 007: Nightfire and Harry Potter and the Chamber of Secrets in Europe.

•	In total, we released 13 Xbox titles during the current nine-month period versus six Xbox titles a year ago.

We expect net revenues from Xbox products to continue to grow in fiscal 2003, but as net revenues for these products increase, we expect our growth rates to decrease. We expect that premium titles will continue to hold their current price points, however we expect lower price points for non-premium titles.

Nintendo GameCube Product Net Revenues

(in thousands)	December 31, 2002	% of net revenues	December 31, 2001	% of net revenues	% change

Three Months Ended	$111,103	9.0%	$30,026	3.6%	270.0%

Nine Months Ended	$153,897	7.6%	$30,026	2.4%	412.5%

Net revenues increased for the three months ended December 31, 2002 by 270 percent to $111,103,000 versus $30,026,000 a year ago. The increase was primarily due to the following:

•	Higher installed base of the Nintendo GameCube console, which is now available in every major market in which we operate. In the prior period, the Nintendo Gamecube console was only available in North America and Japan.

•	Sales of Harry Potter and the Chamber of Secrets in all territories.

•	Sales of James Bond 007: Nightfire, Medal of Honor: Frontline and Need For Speed Hot Pursuit 2 in North America, Europe and Asia Pacific.

•	In total, we released nine Nintendo GameCube titles during the quarter versus three Nintendo GameCube titles a year ago.

Net revenues increased for the nine months ended December 31, 2002 by 413 percent to $153,897,000 versus $30,026,000 for the comparable period in 2001. The increase was primarily due to the following:

•	Higher installed base of the Nintendo GameCube platform, which is now available in every major market in which we operate. In the prior period, the Nintendo GameCube platform was only available in North America and Japan. Net revenues were generated on Nintendo GameCube titles for all three quarters of the current fiscal year versus only a portion of the prior fiscal year.

•	Sales of Harry Potter and the Chamber of Secrets in all territories.

•	Sales of James Bond 007: Nightfire, Medal of Honor: Frontline and Need for Speed Hot Pursuit 2 in North America.

•	Sales of FIFA 2003 and James Bond 007: Nightfire in Europe.

•	In total, we released 15 Nintendo GameCube titles during the current nine-month period versus three Nintendo GameCube titles a year ago.

We expect net revenues from Nintendo GameCube products to continue to grow in fiscal 2003, but as net revenues for these products increase, we expect our growth rates to decrease. We expect that premium titles will continue to hold their current price points, however we expect lower price points for non-premium titles.

Under the terms of a licensing agreement entered into with Nintendo of America (effective as of November 1, 2001), we are authorized to develop and distribute proprietary optical format disk products compatible with the Nintendo GameCube. Pursuant to this agreement, we engage Nintendo to supply Nintendo GameCube proprietary optical format disk products for distribution by us. Accordingly, we have limited ability to control our supply of Nintendo GameCube proprietary optical format disk products or the timing of their delivery.

PlayStation Product Net Revenues

(in thousands)	December 31, 2002	% of net revenues	December 31, 2001	% of net revenues	% change

Three Months Ended	$53,066	4.3%	$122,940	14.8%	(56.8%)

Nine Months Ended	$90,495	4.5%	$162,129	12.9%	(44.2%)

The decrease in PlayStation net revenues for the three and nine months ended December 31, 2002 compared to the same periods last year was attributable to the market transition to next generation console systems. Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of current PlayStation products to continue to decline in fiscal 2003.

Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America in July 1994, as amended, we are authorized to develop and distribute CD-based software products compatible with the PlayStation. Pursuant to this agreement, we engage Sony to supply its PlayStation CDs for distribution by us. Accordingly, we have limited ability to control our supply of PlayStation CD products or the timing of their delivery.

Game Boy Advance Product Net Revenues

(in thousands)	December 31, 2002	% of net revenues	December 31, 2001	% of net revenues	% change

Three Months Ended	$68,102	5.5%	$30,543	3.7%	123.0%

Nine Months Ended	$73,919	3.7%	$30,543	2.4%	142.0%

Net revenues increased for the three months ended December 31, 2002 by 123 percent to $68,102,000 versus $30,543,000 a year ago. The increase was primarily due to the following:

•	Sales of The Lord of the Rings, The Two Towers in North America, Europe and Asia Pacific.

•	Higher net revenues on the current year release of franchise title Harry Potter and the Chamber of Secrets versus the prior year release Harry Potter and the Sorceror’s Stone in all territories.

•	In total, we released four Game Boy Advance titles during the quarter versus two Game Boy Advance titles a year ago.

Net revenues increased for the nine months ended December 31, 2002 by 142 percent to $73,919,000 versus $30,543,000 a year ago. The increase was primarily due to the following:

•	Sales of The Lord of the Rings, The Two Towers in North America, Europe and Asia Pacific.

•	Higher net revenues on the current year release of franchise title Harry Potter and the Chamber of Secrets versus the prior year release Harry Potter and the Sorceror’s Stone in all territories.

•	In total, we released six Game Boy Advance titles during the current nine-month period versus two Game Boy Advance titles a year ago.

Game Boy Color Product Net Revenues

(in thousands)	December 31, 2002	% of net revenues	December 31, 2001	% of net revenues	% change

Three Months Ended	$22,610	1.8%	$24,176	2.9%	(6.5%)

Nine Months Ended	$25,131	1.2%	$28,455	2.3%	(11.7%)

Net revenues for Game Boy Color decreased six percent for the three months ended December 31, 2002 compared to the same period last year. Net revenues for Game Boy Color decreased 12 percent during the nine months ended December 31, 2002 compared to the same period last year primarily due to the release of the hit title last year, Harry Potter and the Sorceror’s Stone, as well as The World is Not Enough and Madden NFL 2002, versus only one new title released in the current period, Harry Potter and the Chamber of Secrets.

Advertising Revenues

(in thousands)	December 31, 2002	% of net revenues	December 31, 2001	% of net revenues	% change

Three Months Ended	$9,461	0.8%	$10,556	1.3%	(10.4%)

Nine Months Ended	$28,579	1.4%	$25,317	2.0%	12.9%

Advertising revenues decreased for the three months ended December 31, 2002 compared to the same period last year primarily due to lower advertising revenues generated from AOL and co-branded AOL properties along with a decrease in anchor tenancy banners.

Advertising revenues increased for the nine months ended December 31, 2002 compared to the same period last year primarily due to higher advertising revenues generated from AOL and co-branded AOL properties. This increase was partially offset by lower advertising revenues generated from EA.com and Pogo websites and a decrease in anchor tenancy banners. AOL is our exclusive advertising representative for advertising sold through AOL related links. We have been advised by AOL to expect significant declines in future advertising-related revenue. We expect advertising revenues to decline in future quarters.

License, OEM and Other Revenues

(in thousands)	December 31, 2002	% of net revenues	December 31, 2001	% of net revenues	% change

Three Months Ended	$7,396	0.6%	$19,813	2.4%	(62.7%)

Nine Months Ended	$16,349	0.8%	$37,464	3.0%	(56.4%)

The decrease in license, OEM and other net revenues for the three and nine months ended December 31, 2002 was primarily attributable to lower Nintendo 64 net revenues due to the platform transition to next-generation consoles. Nintendo 64 net revenues decreased 100 percent for the three months ended December 31, 2002 and 97 percent for the nine months ended December 31, 2002. We do not intend to release any new Nintendo 64 products in fiscal 2003.

Online Subscription Net Revenues

(in thousands)	December 31, 2002	% of net revenues	December 31, 2001	% of net revenues	% change

Three Months Ended	$9,193	0.7%	$7,002	0.8%	31.3%

Nine Months Ended	$24,969	1.2%	$22,146	1.8%	12.7%

Net revenues for online subscriptions increased 31 percent for the three months ended December 31, 2002 and 13 percent for the nine months ended December 31, 2002 compared to the same periods last year primarily due to higher subscription revenues from Motor City Online and Earth & Beyond, as well as the launch of The Sims Online in December 2002. These increases were partially offset by our Platinum and Sports subscription offerings which we discontinued in November 2001. The increase for the nine months ended December 31, 2002 was also partially offset by a decrease in subscription revenues from Ultima Online. Securing and maintaining subscriptions to such products will be critical to the success of EA.com both in the current fiscal year and for the long term.

The success of The Sims Online is important to the financial success of EA.com. While The Sims Online only shipped in December 2002 and it is premature to judge its commercial success, early results have been below our expectations.

We have also indicated that EA.com will not reach profitability, as originally expected, in the quarter ending March 31, 2003, and long-term profitability of this business segment cannot be assured. We may determine that further cost reductions are necessary.

Affiliated Label Product Net Revenues

(in thousands)	December 31, 2002	% of net revenues	December 31, 2001	% of net revenues	% change

Three Months Ended	$157,469	12.8%	$120,783	14.5%	30.4%

Nine Months Ended	$300,757	14.9%	$185,621	14.8%	62.0%

AL net revenues increased 30 percent to $157,469,000 for the three months ended December 31, 2002 compared to $120,783,000 in the same period last year primarily due to strong sales of Kingdom Hearts, under a distribution arrangement with Square EA, and Anno 1503. The growth in the current quarter was also due to sales from co-publishing deals with Krome Studios and LEGO Interactive.

AL net revenues increased 62 percent to $300,757,000 for the nine months ended December 31, 2002 compared to $185,621,000 in the same period last year primarily due to strong sales of hit titles Kingdom Hearts and Battlefield 1942, under a co-publishing arrangement with Digital Illusions. The increase was also due to products released under co-publishing deals with Krome Studios and LEGO Interactive during the current year.

Operations by Segment

We operate in two business segments:

•	EA Core business segment: creation, marketing and distribution of entertainment software.

•	EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

EA.com represents Electronic Arts’ online and e-Commerce businesses. EA.com’s business includes subscription revenues collected for Internet game play on our websites, website advertising, sales of packaged goods for Internet-only based games and sales of Electronic Arts games sold through the EA.com web store. The Condensed Consolidated Statements of Operations includes all revenues and costs directly attributable to EA.com, including charges for shared facilities, functions and services. Certain costs and expenses are subjective and allocations are based on management’s estimates.

Our view and reporting of business segments may change due to changes in the underlying business facts and circumstances and the evolution of our reporting to our Chief Operating Decision Maker.

Information about our operations by segment for the three and nine months ended December 31, 2002 and 2001 is presented below (in thousands):

	Three Months Ended December 31, 2002
	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenues	$1,211,484	$22,242	$1,233,726
Cost of goods sold	553,579	5,101	558,680

Gross profit	657,905	17,141	675,046
Operating expenses:
Marketing and sales (a)	124,744	14,748	139,492
General and administrative	40,502	1,748	42,250
Research and development (b)	84,351	28,207	112,558
Amortization of intangibles (c)	927	1,318	2,245
Restructuring and asset impairment charges	9,378	—	9,378

Total operating expenses	259,902	46,021	305,923

Operating income (loss)	398,003	(28,880)	369,123
Interest and other income (expense), net	(4,359)	(80)	(4,439)

Income (loss) before provision for income taxes and minority interest	393,644	(28,960)	364,684
Provision for income taxes	113,052	—	113,052

Income (loss) before minority interest	280,592	(28,960)	251,632
Minority interest in consolidated joint venture	(1,413)	—	(1,413)

Net income (loss) before retained interest in EA.com	279,179	(28,960)	250,219
Net loss related to retained interest in EA.com	(25,485)	25,485	—

Net income (loss)	$253,694	$(3,475)	$250,219

	Three Months Ended December 31, 2001
	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenues	$810,930	$21,948	$832,878
Cost of goods sold	395,261	5,592	400,853

Gross profit	415,669	16,356	432,025
Operating expenses:
Marketing and sales (a)	84,192	9,683	93,875
General and administrative	29,116	2,717	31,833
Research and development (b)	66,030	31,376	97,406
Amortization of intangibles (c)	3,205	3,154	6,359
Restructuring and asset impairment charges	—	14,051	14,051

Total operating expenses	182,543	60,981	243,524

Operating income (loss)	233,126	(44,625)	188,501
Interest and other income (expense), net	3,597	(82)	3,515

Income (loss) before provision for income taxes and minority interest	236,723	(44,707)	192,016
Provision for income taxes	59,525	—	59,525

Income (loss) before minority interest	177,198	(44,707)	132,491
Minority interest in consolidated joint venture	(199)	—	(199)

Net income (loss) before retained interest in EA.com	176,999	(44,707)	132,292
Net loss related to retained interest in EA.com	(38,001)	38,001	—

Net income (loss)	$138,998	$(6,706)	$132,292

	Nine Months Ended December 31, 2002
	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenues	$1,958,297	$60,817	$2,019,114
Cost of goods sold	887,814	11,122	898,936

Gross profit	1,070,483	49,695	1,120,178
Operating expenses:
Marketing and sales (a)	228,473	31,907	260,380
General and administrative	89,448	5,918	95,366
Research and development (b)	221,716	79,951	301,667
Amortization of intangibles (c)	2,780	3,956	6,736
Restructuring and asset impairment charges	9,378	—	9,378

Total operating expenses	551,795	121,732	673,527

Operating income (loss)	518,688	(72,037)	446,651
Interest and other income (expense), net	67	(182)	(115)

Income (loss) before provision for income taxes and minority interest	518,755	(72,219)	446,536
Provision for income taxes	138,426	—	138,426

Income (loss) before minority interest	380,329	(72,219)	308,110
Minority interest in consolidated joint venture	(253)	—	(253)

Net income (loss) before retained interest in EA.com	380,076	(72,219)	307,857
Net loss related to retained interest in EA.com	(62,581)	62,581	—

Net income (loss)	$317,495	$(9,638)	$307,857

	Nine Months Ended December 31, 2001
	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenues	$1,201,407	$53,577	$1,254,984
Cost of goods sold	595,468	12,174	607,642

Gross profit	605,939	41,403	647,342
Operating expenses:
Marketing and sales (a)	150,002	29,697	179,699
General and administrative	72,535	7,916	80,451
Research and development (b)	185,138	100,628	285,766
Amortization of intangibles (c)	9,615	9,694	19,309
Restructuring and asset impairment charges	—	14,051	14,051

Total operating expenses	417,290	161,986	579,276

Operating income (loss)	188,649	(120,583)	68,066
Interest and other income (expense), net	10,865	(573)	10,292

Income (loss) before provision for income taxes and minority interest	199,514	(121,156)	78,358
Provision for income taxes	24,291	—	24,291

Income (loss) before minority interest	175,223	(121,156)	54,067
Minority interest in consolidated joint venture	147	—	147

Net income (loss) before retained interest in EA.com	175,370	(121,156)	54,214
Net loss related to retained interest in EA.com	(102,983)	102,983	—

Net income (loss)	$72,387	$(18,173)	$54,214

(a)	EA.com Marketing and Sales includes $4,467,000 and $4,466,000 of Carriage Fee for the three months ended December 31, 2002 and 2001, respectively. EA.com Marketing and Sales includes $13,399,000 and $13,398,000 of Carriage Fee for the nine months ended December 31, 2002 and 2001, respectively.

(b)	EA.com Research and Development includes $12,422,000 of Network Development and Support and $2,708,000 of Customer Relationship Management (CRM) for the three months ended December 31, 2002; and includes $14,858,000 of Network Development and Support and $2,583,000 of CRM for the three months ended December 31, 2001. EA.com Research and Development includes $36,533,000 of Network Development and Support and $7,052,000 of CRM for the nine months ended December 31, 2002; and includes $46,903,000 of Network Development and Support and $8,493,000 of CRM for the nine months ended December 31, 2001.

(c)	Results for fiscal 2003 do not include amortization of goodwill as a result of adopting SFAS No. 142. Amortization of intangibles for the three months ended December 31, 2001 includes goodwill amortization of $1,485,000 for EA Core and $1,406,000 for EA.com. Amortization of intangibles for the nine months ended December 31, 2001 includes goodwill amortization of $4,456,000 for EA Core and $4,296,000 for EA.com.

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

Research and Development. Research and development expenses consist of personnel-related costs, consulting, equipment depreciation, customer relationship management expenses associated with Electronic Arts’ products and online games and write-offs of prepaid royalties. EA.com has research and development expenses incurred by Electronic Arts’ studios consisting of direct development costs and related overhead costs in connection with the development and production of EA.com online games. Research and development expenses also include network development and support costs directly incurred by EA.com. Network development and support costs consist of expenses associated with development of website content, depreciation on server equipment to support online games, network infrastructure direct expenses, software licenses and maintenance, and network and management overhead.

Cost of Goods Sold

(in thousands)	December 31, 2002	% of net revenues	December 31, 2001	% of net revenues	% change

Three Months Ended	$558,680	45.3%	$400,853	48.1%	39.4%

Nine Months Ended	$898,936	44.5%	$607,642	48.4%	47.9%

Cost of goods sold as a percentage of revenues decreased for the three months ended December 31, 2002 as compared to the same periods last year primarily due to:

•	Product mix, due to a higher mix of next-generation console titles as well as a higher mix of co-published titles in our AL business.

•	Higher PC margins due to:

•	Higher weighted average sales prices on new release titles. Expansion packs, which have a lower average sales price, represented two of the five titles released in the prior year, while there was only one expansion pack released out of the nine new titles in the current quarter.

•	Lower developer royalty rates on Harry Potter and the Chamber of Secrets, the biggest-selling title in the quarter, compared to Harry Potter and the Sorceror’s Stone, the biggest-selling PC title in the previous year.

•	Higher AL margins due to more products released under co-publishing deals in the current year, such as Ty the Tasmanian Tiger and Battlefield 1942.

•	Lower royalty rates because of volume discounts received from console manufacturers.

•	Partially offset by lower margins on Nintendo GameCube products due to:

•	Higher reserves for inventory obsolescence.

•	Higher royalty expense on new titles such as Harry Potter and the Chamber of Secrets and James Bond 007: Nightfire.

Cost of goods sold as a percentage of revenues decreased for the nine months ended December 31, 2002 as compared to the same period last year primarily due to:

•	Higher PC margins due to:

•	Higher sales of wholly owned intellectual properties such as The Sims and Medal of Honor franchise of titles, compared to Black and White and NHL 2002 in the prior year.

•	Lower developer royalty rates on Harry Potter and the Chamber of Secrets, the biggest-selling PC title in the year, compared to Harry Potter and the Sorceror’s Stone, the biggest-selling PC title in the previous year.

•	Higher average sales prices on new release titles. Expansion packs, which have a lower average sales price, represented three of the ten titles released in the prior year, while there was only two expansion packs released out of the 14 new titles in the current period.

•	Higher PlayStation 2 margins due to:

•	Lower royalties on PlayStation 2, primarily due to sales of Medal of Honor: Frontline, a wholly owned intellectual property, developed internally, on which we pay no royalties (other than console royalties).

•	Volume discounts received from console manufacturers.

•	Higher AL margins due to higher volume of products released under co-publishing deals in the current year, such as Battlefield 1942 and Buffy the Vampire Slayer.

•	Product mix, due to a higher mix of next-generation console titles offset by a higher mix of AL titles.

•	Partially offset by lower margins on Nintendo GameCube products due to:

•	Higher reserves for inventory obsolescence.

•	Higher royalty expense on new titles such as Harry Potter and the Chamber of Secrets and James Bond 007: Nightfire.

Marketing and Sales

(in thousands)	December 31, 2002	% of net revenues	December 31, 2001	% of net revenues	% change

Three Months Ended	$139,492	11.2%	$93,875	11.3%	48.6%

Nine Months Ended	$260,380	13.0%	$179,699	14.3%	44.9%

Marketing and sales expenses for the three months ended December 31, 2002 increased in absolute dollars by 49 percent primarily attributable to:

•	The release of 44 products this year versus 29 products last year. A large portion of our marketing and sales expense in the current year related to advertising spending to support key releases on multiple platforms and across multiple territories including Lord of the Rings, The Two Towers, Harry Potter and the Chamber of Secrets, NBA Live 2003, Need For Speed: Hot Pursuit 2 as well as catalogue sales of Madden NFL 2003.

•	Increase in headcount-related expenses to support the growth of the marketing and sales functions in North America and Europe.

•	Higher consumer promotions and advertising media placement costs incurred by EA.com to promote The Sims Online.

As a percentage of revenue, marketing and sales expenses were relatively consistent at 11.3 percent of revenue in the year ago quarter versus 11.2 percent of revenue in the current period.

Marketing and sales expenses increased in absolute dollars by 45 percent for the nine months ended December 31, 2002 primarily attributed to:

•	The release of 74 products this year versus 45 products last year. A large portion of our marketing and sales expense in the current year related to advertising spending to support key releases on multiple platforms and across multiple territories including Madden NFL 2003, NBA Live 2003, Medal of Honor: Frontline, Lord of the Rings, The Two Towers, Harry Potter and the Chamber of Secrets and Need for Speed: Hot Pursuit 2.

•	Increase in headcount-related spending to support the growth of the marketing and sales functions in North America and Europe.

•	Higher public relations and consumer promotion spending to support key titles in the current year.

As a percentage of revenue, marketing and sales expenses declined from 14.3 percent of revenue in the prior nine-month period ended December 31, 2001 to 13.0 percent of revenue in the current nine-month period ended December 31, 2002.

General and Administrative

(in thousands)	December 31, 2002	% of net revenues	December 31, 2001	% of net revenues	% change

Three Months Ended	$42,250	3.5%	$31,833	3.8%	32.7%

Nine Months Ended	$95,366	4.7%	$80,451	6.4%	18.5%

General and administrative expenses for the three months ended December 31, 2002 increased in absolute dollars by 33 percent primarily due to:

•	An increase in payroll and occupancy costs to support the increased growth of these functions in North America and Europe.

•	Partially offset by lower EA.com spending due to the headcount reductions and office closures for EA.com in October 2001 as part of the restructuring of that segment (see Restructuring and Asset Impairment Charges discussion below).

As a percentage of revenue, general and administrative expenses declined from 3.8 percent of revenue in the year ago quarter to 3.5 percent of revenue in the current period.

General and administrative expenses increased in absolute dollars by 19 percent for the nine months ended December 31, 2002 primarily due to:

•	An increase in payroll and occupancy costs to support the increased growth of these functions in North America and Europe.

•	Partially offset by lower EA.com spending due to the headcount reductions and office closures for EA.com in October 2001 as part of the restructuring of that segment (see Restructuring and Asset Impairment Charges discussion below).

As a percentage of revenue, general and administrative expenses declined from 6.4 percent of revenue in the prior nine-month period ended December 31, 2001 to 4.7 percent of revenue in the current nine-month period ended December 31, 2002.

Research and Development

(in thousands)	December 31, 2002	% of net revenues	December 31, 2001	% of net revenues	% change

Three Months Ended	$112,558	9.1%	$97,406	11.7%	15.6%

Nine Months Ended	$301,667	14.9%	$285,766	22.8%	5.6%

Research and development expenses increased for the three months ended December 31, 2002 in absolute dollars by 16 percent primarily due to:

•	Higher EA Core expenses, which increased by 28 percent in absolute dollars, due to additional headcount-related expenses attributable to increased in-house development capacity, net of co-development arrangements.

•	Partially offset by lower EA.com spending, which decreased by 10 percent in absolute dollars, due to:

•	Headcount reductions and office closures for EA.com in October 2001 as part of the restructuring of that segment (see Restructuring and Asset Impairment Charges discussion below).

•	Prior year development spending on Majestic and Motor City Online.

•	Partially offset by higher development spending on The Sims Online and Earth & Beyond in the current year.

     As a percentage of revenue, research and development expenses declined from 11.7 percent of revenue in the year ago quarter to 9.1 percent of revenue in the current period.

     Research and development expenses increased in absolute dollars by 6 percent for the nine months ended December 31, 2002 primarily due to:

•	Higher EA Core expenses, which increased by 20 percent in absolute dollars, due to additional headcount-related expenses attributable to increased in-house development capacity, net of co-development arrangements.

•	Partially offset by lower EA.com spending, which decreased by 21 percent in absolute dollars, due to:

•	Headcount reductions and office closures for EA.com in October 2001 as part of the restructuring of that segment (see Restructuring and Asset Impairment Charges discussion below).

•	Prior year development spending on Majestic and Motor City Online.

•	Partially offset by higher development spending on The Sims Online and Earth & Beyond in the current year.

As a percentage of revenue, research and development expenses declined from 22.8 percent of revenue in the prior nine-month period ended December 31, 2001 to 14.9 percent of revenue in the current nine-month period ended December 31, 2002.

Amortization of Intangibles

(in thousands)	December 31, 2002	% of net revenues	December 31, 2001	% of net revenues	% change

Three Months Ended	$2,245	0.2%	$6,359	0.8%	(64.7%)

Nine Months Ended	$6,736	0.3%	$19,309	1.6%	(65.1%)

For the three and nine months ended December 31, 2002, amortization of intangibles relates to amortization of definite-lived identifiable intangible assets from acquisitions of Westwood, Pogo, Kesmai and DreamWorks.

For the three and nine months ended December 31, 2001, amortization of intangibles relates primarily to amortization of purchased goodwill and intangibles from acquisitions of Westwood, Pogo, Kesmai, DreamWorks, ABC Software and other acquisitions.

The decrease in amortization for the three months ended December 31, 2002 was due to certain identifiable intangible assets related to Westwood and DreamWorks being fully amortized in fiscal 2002, as well as the result of adopting SFAS No. 142 which required, among other things, the discontinuance of goodwill amortization. As of April 1, 2002, we have ceased to amortize approximately $69,050,000 of goodwill. For the three months ended December 31, 2001, amortization of goodwill totaled $2,891,000. As a percentage of revenue, amortization of intangibles expense declined from 0.8 percent of revenue in the year ago quarter to 0.2 percent of revenue in the current period.

The decrease in amortization for the nine months ended December 31, 2002 was due to certain identifiable intangible assets related to Westwood and DreamWorks being fully amortized in fiscal 2002, as well as the result of adopting SFAS No. 142. For the nine months ended December 31, 2001, amortization of goodwill totaled $8,752,000. As a percentage of revenue, amortization of intangibles expense declined from 1.6 percent of revenue in the prior nine-month period ended December 31, 2001 to 0.3 percent of revenue in the current nine-month period ended December 31, 2002.

In addition, during the three months ended December 31, 2001, we recorded intangible impairment charges of $1,641,000 relating to EA.com’s restructuring.

Restructuring and Asset Impairment Charges

(in thousands)	December 31, 2002	% of net revenues	December 31, 2001	% of net revenues	% change

Three Months Ended	$9,378	0.8%	$14,051	1.7%	(33.3%)

Nine Months Ended	$9,378	0.5%	$14,051	1.1%	(33.3%)

During the quarter ended December 31, 2002, the Company closed its office located in San Francisco, California and its studio located in Seattle, Washington. The office and studio closures were a result of the Company’s strategic decision to consolidate local development efforts in Redwood City, California and Vancouver, Canada. The Company recorded total pre-tax charges of $9,378,000, consisting of $7,310,000 for consolidation of facilities, $1,452,000 for the write-off of non-current assets and $616,000 for workforce reductions. The facilities charge was net of a reduction in deferred rent of $533,000. At December 31, 2002, there was $8,074,000 remaining of the accrued restructuring balance. We expect this remaining balance to be fully utilized by December 31, 2006. (See Note 11 of the Notes to Condensed Consolidated Financial Statements).

The exit plans resulted in a workforce reduction of approximately 33 personnel in development and administrative departments. The estimated costs for consolidation of facilities included contractual rental commitments under the real estate lease for unutilized office space, offset by estimated future sub-lease income. In addition, the exit plans resulted in the write-off of certain non-current fixed assets, primarily leasehold improvements.

In October 2001, we announced a restructuring plan for EA.com to reduce EA.com’s workforce and consolidate facilities. The restructuring initiatives involved strategic decisions to discontinue certain product offerings and focus only on key online priorities that align with its fiscal 2003 operational objectives. The restructuring and asset impairment charge of $14,051,000 incurred in the third quarter of fiscal 2002 is comprised of charges of approximately $3,763,000 for workforce reduction, $3,785,000 for consolidation of facilities and other administrative charges and $6,503,000 for the write-off of non-current assets. The workforce reduction resulted in the termination of approximately 240 positions in the third quarter of fiscal 2002. At December 31, 2002, there was $905,000 remaining of the EA.com accrued restructuring balance. We expect this remaining balance to be fully utilized by December 31, 2006. (See Note 11 of the Notes to Condensed Consolidated Financial Statements).

Interest and Other Income (Expense), Net

(in thousands)	December 31, 2002	% of net revenues	December 31, 2001	% of net revenues	% change

Three Months Ended	$(4,439)	(0.3%)	$3,515	0.5%	(226.3%)

Nine Months Ended	$(115)	(0.0%)	$10,292	0.8%	(101.1%)

Interest and other income (expense), net, for the three months ended December 31, 2002 decreased from the same period in the prior year primarily due to a permanent impairment of investments in affiliates of $10,119,000, partially offset by gains on sales of marketable securities of $2,086,000 in the third quarter of fiscal 2003. As a percentage of revenue, interest and other income (expense), net, declined from 0.5 percent of revenue in the year ago quarter to (0.3) percent of revenue in the current period.

Interest and other income (expense), net, for the nine months ended December 31, 2002 decreased from the same period in the prior year primarily due to a permanent impairment of investments in affiliates of $10,590,000 and losses on sales of marketable securities of $273,000 in fiscal 2003. As a percentage of revenue, interest and other income (expense), net, declined from 0.8 percent of revenue in the prior nine-month period ended December 31, 2001 to 0.0 percent of revenue in the current nine-month period ended December 31, 2002.

Income Taxes

(in thousands)	December 31, 2002	Effective tax rate	December 31, 2001	Effective tax rate	% change

Three Months Ended	$113,052	31.0%	$59,525	31.0%	89.9%

Nine Months Ended	$138,426	31.0%	$24,291	31.0%	469.9%

Our effective tax rate was 31% for the three and nine months ended December 31, 2002 and 2001.

Net Income

(in thousands)	December 31, 2002	% of net revenues	December 31, 2001	% of net revenues	% change

Three Months Ended	$250,219	20.3%	$132,292	15.9%	89.1%

Nine Months Ended	$307,857	15.2%	$54,214	4.3%	467.9%

In absolute dollars, reported net income increased for the three months ended December 31, 2002 primarily related to:

•	Higher revenues and gross profits.

•	Partially offset by an increase in expenses compared to the same period last year primarily due to:

•	Increases in marketing and advertising costs to support a higher number of key releases in multiple territories and spending on the Xbox and Nintendo GameCube consoles which, in fiscal 2003, have been available in all territories.

•	Higher research and development spending in the current year attributable to increased in-house development capacity, net of co-development arrangements.

Although expenses rose on an absolute basis versus the comparable period, net income as a percentage of sales increased to 20.3 percent versus 15.9 percent as expenses grew at a slower rate than did our revenues.

In absolute dollars, reported net income increased for the nine months ended December 31, 2002 primarily related to:

•	Higher revenues and gross profits.

•	Partially offset by an increase in expenses compared to the same period last year. The increase in expenses was primarily due to increases in marketing and advertising costs to support a higher number of key releases in multiple territories and spending on the Xbox and Nintendo GameCube consoles which, in fiscal 2003, have been available in all territories.

Although expenses rose on an absolute basis versus the comparable period, net income as a percentage of sales increased to 15.2 percent versus 4.3 percent as expenses grew at a slower rate than did our revenues.

We have indicated that the EA.com segment will not reach profitability in the quarter ending March 31, 2003. For fiscal 2003, we expect full year losses for EA.com as a result of higher than anticipated marketing spend, delays in launching key products resulting in fewer subscribers and lower-than-expected advertising revenues. For fiscal 2004, we are committed to minimizing the losses for our online business and expect to see some improvement in net loss year over year.

LIQUIDITY AND CAPITAL RESOURCES

EA Core and EA.com

     As of December 31, 2002, our working capital was $1,182,683,000 compared to $699,561,000 at March 31, 2002. Cash, cash equivalents and short-term investments increased by approximately $368,390,000 during the nine months ended December 31, 2002. We generated $283,510,000 of cash from operations, $109,877,000 of cash through the sale of equity securities under our stock plans, offset by $34,470,000 of cash used in capital expenditures during the nine months ended December 31, 2002.

     Reserves for bad debts and sales allowances increased from $115,870,000 at March 31, 2002 to $206,651,000 at December 31, 2002. Reserves have been charged for returns of product and price protection credits issued for products sold in prior periods. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances.

     Our principal source of liquidity is $1,165,326,000 in cash, cash equivalents and short-term investments at December 31, 2002. Management believes the existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet cash and investment requirements for at least the next 12 months. However, our ability to maintain sufficient liquidity could be affected by various risks and uncertainties, including but not limited to, those related to customer demand and acceptance of titles on new platforms and new title versions on existing platforms, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, the impact of competition, the economic conditions in the domestic and international markets, seasonality in operating results, risks of product returns and the other risks listed in the “Risk Factors” section.

EA.com

     Included in the amounts above is the following for the EA.com business:

•	With the exception of the proceeds from the sale to AOL in fiscal 2000 of stock and a warrant to purchase stock in the amount of $20,000,000, to date, EA.com has been funded solely by Electronic Arts. This funding has been accounted for as capital contributions from Electronic Arts. Excess cash generated from operations is transferred to Electronic Arts, and has been accounted for as a return of capital. We anticipate these funding procedures will continue in the near-term. However, Electronic Arts may, at its discretion, provide funds to EA.com under a debt arrangement, instead of treating such funding as a capital contribution.

•	During the nine months ended December 31, 2002, EA.com used $38,602,000 of cash in operations, $696,000 in capital expenditures for computer equipment, internal use software and related third party software, offset by $35,708,000 in capital contributions from Electronic Arts. As a result of the net operating loss generated, we realized a tax benefit of approximately $22,388,000.

•	During the nine months ended December 31, 2001, EA.com used $88,700,000 of cash in operations, $12,447,000 in capital expenditures for computer equipment, network infrastructure, internal use software and related third party software, offset by $107,571,000 in capital contributions from Electronic Arts. As a result of the net operating loss generated, we realized a tax benefit of approximately $37,558,000.

     Under the AOL agreement entered into in November 1999, EA.com is required to pay $81,000,000 to AOL over the life of the five-year agreement. Of this amount, $36,000,000 was paid upon signing the agreement with the remainder due in four equal annual installments beginning with the first anniversary of the initial payment. EA.com paid AOL $11,250,000 in each of the fiscal years 2001, 2002 and 2003.

     Future liquidity needs of EA.com will be met by Electronic Arts as Electronic Arts intends to continue to fund the cash requirements of EA.com for the foreseeable future.

Other Commitments

Advertising Commitments

     We made a commitment to spend $15,000,000 in offline media advertisements promoting our online games, including those on the AOL service, prior to March 31, 2005. As of December 31, 2002, we have spent approximately $4,322,000 against this commitment.

     In addition, under an agreement amended on August 30, 2002, we made a commitment to spend $17,000,000 in advertising with News America Corporation and its affiliates through the period ended December 31, 2006. As of December 31, 2002, we have fulfilled approximately $7,303,000 of this commitment. See “News America Corporation Exchange” below.

Lease Commitments

     We lease certain of our current facilities and certain equipment under non-cancelable capital and operating lease agreements. We are required to pay property taxes, insurance and normal maintenance costs for certain of our facilities and will be required to pay any increases over the base year of these expenses on the remainder of our facilities.

     In February 1995, we entered into a build-to-suit lease with a financial institution on our headquarters facility in Redwood City, California, which was extended in July 2001 and expires in July 2006. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. We have an option to purchase the property (land and facilities) for $145,000,000 or, at the end of the lease, to arrange for (1) an additional extension of the lease or (2) sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $128,900,000 if the sales price is less than this amount, subject to certain provisions of the lease.

     In December 2000, we entered into a second build-to-suit lease with a financial institution for a five year term from December 2000 to expand our headquarters facilities and develop adjacent property adding approximately 310,000 square feet to our campus. Construction was completed in June 2002. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities will provide space for marketing, sales and research and development. We have an option to purchase the property for $127,000,000 or, at the end of the lease, to arrange for (1) an extension of the lease or (2) sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $118,800,000 if the sales price is less than this amount, subject to certain provisions of the lease.

     Lease rates are based upon the Commercial Paper Rate. The two lease agreements described above require us to maintain certain financial covenants, all of which we were in compliance with as of December 31, 2002.

Letters of Credit

     In connection with our purchases of Nintendo GameCube optical disks for distribution in North America, Nintendo requires us to provide irrevocable letters of credit prior to Nintendo’s acceptance of purchase orders from us for purchases of these optical disks. For purchases of Nintendo GameCube optical disks for distribution in Japan and Europe, Nintendo typically requires us to make cash deposits.

In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables of up to 8,000,000 Euros. The standby letter of credit expires in July 2005. At December 31, 2002, we had $319,000 of payables to Nintendo of Europe covered by this standby letter of credit.

Development, Celebrity, League and Content Licenses: Payments and Commitments

     The products published by EA Studios are designed and created by our in-house designers and artists and by independent software developers (“independent artists”). We typically pay the independent artists royalties based on the sales of the specific products, as defined in the related independent artist agreements. Advance payments on these royalties are paid to independent artists upon meeting deliverables as detailed in the contractual agreements. In addition, certain celebrity, league and content license contracts contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, NASCAR, John Madden, National Basketball Association, PGA TOUR, Tiger Woods, National Hockey League, Warner Bros. (Harry Potter), MGM/Danjaq (James Bond), The Saul Zaentz Company d/b/a Tolkien Enterprises (The Lord of The Rings), National Football League, Collegiate Licensing Company (March Madness and NCAA Football), ISC -Major track company, Major League Baseball Properties, MLB Players Association and Island Def Jam. These minimum guarantee payments and marketing commitments are included in the table below.

Summary of minimum contractual obligations and commercial commitments as of December 31, 2002 (in thousands):

	Contractual Obligations					Commercial Commitments

			Developer/
Fiscal Year Ended			Licensee			Bank and Other
March 31,	Leases	Advertising	Commitments	AOL	Marketing	Guarantees	Letters of Credit	Total

2003	$4,083	$2,678	$8,862	$—	$2,554	$1,667	$319	$20,163
2004	13,054	3,697	25,407	11,250	14,401	171	—	67,980
2005	9,397	8,000	21,408	—	6,582	171	—	45,558
2006	8,853	3,000	16,781	—	4,572	171	—	33,377
2007	8,149	3,000	3,141	—	3,571	170	—	18,031
Thereafter	11,609	—	—	—	3,571	170	—	15,350

	$55,145	$20,375	$75,599	$11,250	$35,251	$2,520	$319	$200,459

Transactions with Related Parties

Square EA

In May 1998, we entered into a joint venture with Square Co., Ltd. (“Square”), a leading developer and publisher of entertainment software in Japan. In North America, the companies formed Square Electronic Arts, LLC (“Square EA”), which has exclusive publishing rights in North America for future interactive entertainment titles created by Square. Additionally, we have the exclusive right to distribute in North America products published by this joint venture. We own a 30% minority interest in this joint venture while Square owns 70%. This joint venture is accounted for under the equity method. Our joint venture and distribution agreements with Square will expire as of March 31, 2003. We are discussing with Square the possibility of continuing to distribute Square products in North America on a limited, title-by-title basis. Even if those discussions are successful, our revenue from distributing Square titles in North America may be reduced going forward. If these discussions are not successful, this revenue stream will be lost.

We generated $38,895,000 and $72,501,000 in net revenues from sales of Square EA products during the three and nine months ended December 31, 2002. We generated $39,583,000 and $54,685,000 in net revenues from sales of Square EA products during the three and nine months ended December 31, 2001.

Indebtedness of Management

As of December 31, 2002, we had loans outstanding to executive officers in the amount of $4,104,000. All loans were in effect prior to the enactment of the Sarbanes-Oxley Act of 2002. As of February 2, 2003, all loans to executive officers made in connection with their purchase of restricted Class B common stock, totaling $854,000, were repaid in full.

News America Corporation Exchange

On February 7, 2000, we acquired Kesmai from News America Corporation (“News Corp”) in exchange for $22,500,000 in cash and approximately 206,000 shares of our existing common stock valued at $8,650,000. Under the original agreements, we agreed to spend $12,500,000 through the period ended June 1, 2002 in advertising with News Corp or any of its affiliates. In addition, under these agreements if certain conditions were met, including that a qualified public offering of Class B common stock did not occur within twenty-four months of News Corp’s purchase of such shares and all of the Class B outstanding shares had been converted to Class A common stock, then (1) News Corp would have the right to (i) exchange Class B common stock for approximately 206,000 shares of Class A common stock, and (ii) receive cash from us in the amount of $9,650,000, and (2) we would agree to spend an additional $11,675,000 in advertising with News Corp and its affiliates.

On August 30, 2002, we entered into a new agreement with News Corp under which (i) News Corp exchanged its 2,000,000 shares of Class B common stock for 206,454 shares of Class A common stock and (ii) we paid News Corp $1,000,000 in cash and committed to spend an additional $17,000,000 in advertising with News Corp and its affiliates through the period ended December 31, 2006. All of our other obligations to News Corp under the original agreements were terminated.

Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material impact on our consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, as amended by SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. We currently account for and report exit and disposal activities under the provisions of EITF No. 94-3. We will adopt the provisions of SFAS No. 146 for all exit and disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to (i) include disclosure of certain obligations, and (ii) if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002 and we have adopted those requirements in our condensed consolidated financial statements included in Note 12 of the Notes to Condensed Consolidated Financial Statements and in the Liquidity and Capital Resources section of the MD&A of this Form 10-Q. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor’s year-end. We are currently assessing the impact of adopting the initial recognition and initial measurement requirements of FIN 45 on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123”. SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. We continue to account for our employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The amendments to SFAS 123 will be effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. We will adopt the disclosure provisions of this statement in our fourth quarter of fiscal year 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Based on the recent release of FIN 46, we have not completed our assessment as to whether or not the adoption of FIN 46 will have a material impact on our consolidated financial statements.

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

Risk Factors Relating to Our Core Business

New Video Game Platforms Create Additional Technical and Business Model Uncertainties

     A majority of our revenues are derived from the sale of products for play on proprietary video game platforms such as the PlayStation 2. The success of our products is significantly affected by acceptance of the new video game hardware systems and the life span of older hardware platforms and our ability to accurately predict which platforms will be most successful.

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

Our Business is Intensely Competitive and Increasingly “Hit” Driven

     Competition in our industry is intense in all areas. We are regularly facing strong competition by our competitors on a product-by-product and brand-by-brand basis. If our competitors develop more successful products, or if we do not continue to develop consistently high-quality products, our revenues will be adversely affected.

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

Our Business, Our Products, and Our Distribution Are Subject to Increasing Regulation of Content, Consumer Privacy and Online Delivery in Key Territories

     Legislation is continually being introduced which may affect the content of our products and their distribution. For example, privacy rules in the United States and Europe impose various restrictions on our web sites. Those rules vary by territory while of course the Internet recognizes no geographical boundaries. Other countries such as Germany have adopted laws regulating content transmitted over the Internet that are stricter than current United States laws. In the United States, the federal and several state governments are considering content restrictions on products such as those made by us as well as restrictions on distribution of such products. Any one or more of these factors could harm our business.

Risk Factors Relating to Our Online Business

EA.com Has a History of Losses and Expects To Continue To Incur Losses and May Never Achieve Profitability

     EA.com has incurred substantial losses to date, including the current fiscal year. We expect EA.com to continue to incur losses at least through the current fiscal year. EA.com will be required to maintain the significant support, service and product enhancement demands of online users, and we cannot be certain that EA.com will produce sufficient revenues from its operations to support these costs. Even if profitability is achieved, EA.com may not be able to sustain it over a period of time. We may determine that further cost reductions are necessary.

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

We Have Limited Experience with Online Games and May Not Be Able To Operate This Business Effectively

     Offering games solely for online play is a substantial departure from our traditional business of selling packaged software games. We have employed various revenue models, including subscription fees, ''pay to play fees’’ and advertising. We have limited experience with developing optimal pricing strategies for online games. For example, our product Majestic and our Platinum offering, which contained certain browser-based entertainment games, were launched with a monthly subscription pricing model and obtained only limited commercial success. Accordingly, we did not realize our projected cash flows and discontinued these offerings. Similarly, we continue to evaluate the content, marketing programs and pricing strategy for The Sims Online which launched in December 2002.

Development of EA.com’s Business Continues to Require Significant Capital, and We Cannot Be Assured That It Will Be Available

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

To Become and Remain Competitive, EA.com Must Continually Develop New Content. This Is Inherently Risky and Expensive.

     EA.com’s success depends on our ability to develop new products and services for the EA.com site. Our agreement with AOL requires us to develop new games for the EA.com site. We cannot assure you that products will be developed on time, in a cost-effective manner, or that they will be commercially successful. The release of The Sims Online, for which we currently generate subscription revenue, was delayed due to longer than anticipated development schedules. Similarly, the online product Majestic achieved only limited commercial success due in part to the length of time it took to download the online software component. Accordingly, we discontinued Majestic on May 1, 2002.

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

Our Revenues Have Been Heavily Dependent on a Single Product and Would Be Adversely Affected if That Product’s Popularity Were To Decline; Our Future Success Depends on the Success of The Sims Online

     In the near term, EA.com’s subscription revenues to date have consisted primarily of revenues from sales of our online product Ultima Online, and we would be adversely affected if revenues from that product were to decline for any reason and not be replaced. We expect the online game market to become increasingly competitive, and it is possible that competing products could cause revenues from Ultima Online to decline. In addition, popularity of Ultima Online could decline over time simply because of consumer preference for new game experiences.

     Going forward, the success of The Sims Online is critical to the success of EA.com. While The Sims Online only shipped in December 2002 and it is premature to judge its commercial success, early results have been below our expectations.

We Continue to Invest in Research and Development and Network Technology and Operations for EA.com, and We Cannot Be Assured That We Will Achieve Revenues That Support This Level of Spending

     We have invested heavily, and expect to continue to invest, in research and development and network technology and operations for our website and online games. While we have reduced the overall level of spending for EA.com, we will continue to invest in the technologies, tools and network infrastructure that are necessary for us to support our key product, The Sims Online. Accordingly, there are no assurances that the revenues from this product will exceed the associated costs in order for EA.com to achieve profitability. If we cannot increase revenues to profitable levels, the value of EA.com will be impaired. In order to develop the game offerings that we envision for our online operations it will continue to be necessary to engage in significant developmental efforts both to adapt existing Electronic Arts games to the online format and to create new online games. Our agreements with AOL require us to maintain a substantial commitment to online game development and we cannot be assured that we will realize acceptable returns from this investment.

We Derive a Portion Of Our Revenue From Advertisements and Advertising Services, Which Revenues Tend to be Cyclical and Dependent on the Economic Prospects Of Advertisers and Direct Marketers and the Economy in General. A Continued Decrease in Expenditures By Advertisers and Direct Marketers Or a Continued Downturn in the Economy Could Cause Our Revenues to Decline Significantly in any Given Period

     We derive, and expect to continue to derive for the foreseeable future, a portion of our revenue from products and services we provide to advertisers, direct marketers and agencies, advertising sold through our agreement with AOL and from advertisements we deliver to Web sites. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including Internet advertising, has been characterized in recent quarters by increasing softness of demand, lower prices for advertisements, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from customers and the reduction of marketing and advertising budgets, especially for online advertising and by Internet-related companies. As a result of these reductions, advertising spending across traditional media, as well as the Internet, has decreased. We have seen a decline in our advertising revenues in the current quarter compared to the same period a year ago. We expect further declines to occur in the near term.

We Are Heavily Dependent on a Few Internet Infrastructure Service Providers to Host and Manage Our Servers at Co-Location Facilities and Our Operating Results May Be Adversely Affected if We Must Change Service Providers

     We are dependent on a few third-party Internet infrastructure service providers to host and manage the majority of our servers that support our online games. The performance of these service providers is outside of our control. Many Internet infrastructure service providers require substantial financial resources to build, maintain and manage co-location facilities. Many of these service providers have experienced significant financial difficulties during the recent economic downturn. To the extent that industry, economic, financial or competitive factors influence the level of performance that we receive from service providers we currently use for co-location space (bandwidth and rack), we may need to re-locate our servers to another co-location facility which would increase our expenses and may result in delays or reduced shipments of our online products, thereby adversely impacting our operating results.

General Risk Factors

Product Development Schedules Are Frequently Unreliable and Make Predicting Quarterly Results Difficult

     Product development schedules, particularly for new hardware platforms, high-end multimedia personal computers, or PCs, and the Internet, are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. For example, EMPEROR: Battle for Dune for the PC, which was expected to ship in fiscal 2001 was not released until the first quarter of fiscal 2002 due to development delays. Also, James Bond 007 in...Agent Under Fire for the PS2, which was expected to ship in fiscal 2001, released in October of fiscal 2002 due to development delays. Likewise, The Sims Online experienced development delays and was released later than planned. The

Sims Online was launched in December 2002. Failure to meet anticipated production or “go live” schedules may adversely impact our revenues and profitability and cause our actual results to be materially different than any financial guidance given by the Company.

     Rapid technology changes in our industry require us to anticipate (sometimes years in advance) which technologies our products must take advantage of in order to make them competitive in the market at the time they are released. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly than we can. In either case, our products may be technologically inferior to competitive products, or less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products, then we may delay products until these technology goals can be achieved (which may adversely affect our revenues and increase our development expenses). Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies (either to preserve our product launch schedule or to keep up with our competition), which will increase our development expenses.

We May Not Be Able To Attract and Retain the Personnel Necessary for our Businesses

     The market for technical, creative, marketing and other personnel essential to the development of our products and management of our businesses is extremely competitive. In the last fiscal year, notwithstanding the downturn of the economy generally, competitive recruiting efforts aimed at Electronic Arts’ employees and executives continued. Electronic Arts’ leading position within the interactive entertainment industry makes us a prime target for recruiting of executives and key creative talent. In addition, the cost of real estate in the San Francisco Bay area – the location of our headquarters and one of our largest studios – remains relatively high, and has made recruiting from other areas and relocating employees to our headquarters more difficult. If we cannot successfully recruit and retain the employees we need, our ability to develop and manage our businesses will be impaired.

Our Platform Licensors Are Our Chief Competitors and Frequently Control the Manufacturing of and/or Access To Our Video Game Products

     Our agreements with hardware licensors, which are also our chief competitors, typically give significant control to the licensor over the approval and manufacturing of our products. This fact could, in certain circumstances, leave us unable to get our products approved, manufactured and shipped to customers. In most events, control of the approval and manufacturing process by the platform licensors increases both our manufacturing lead times and costs as compared to those we can achieve independently. For example, in prior years, we experienced delays in obtaining approvals for and manufacturing of PlayStation products which caused delays in shipping those products. The potential for additional delay or refusal to approve or manufacture our products continues with our platform licensors. Such occurrences would harm our business and adversely affect our financial performance. Additionally, we have not negotiated a final publishing agreement with Nintendo for the Nintendo GameCube platform for territories outside of the Western Hemisphere, and although we are currently operating under an understanding with Nintendo, we cannot be assured that the final terms of the formal agreements for Europe and/or Asia will be favorable.

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

Proliferation and Assertion of Patents Poses Serious Risks to our Business

     Many patents have been issued that may apply to widely used game technologies. Additionally, many recently issued patents are now being asserted against Internet implementations of existing games. Several such patents have been asserted against us. Such claims can harm our business. For example, in June of 2002 we were sued for alleged infringement of a patent which the plaintiff claims generally describes the distribution of a software program on CD-ROMs to users containing a link capability (e.g., hyperlinks) to additional information stored on a remote server. We will incur substantial expenses in evaluating and defending against such claims, regardless of the merits of the claims. In the event that there is a determination that we have infringed a third-party patent, we could incur significant monetary liability and be prevented from using the rights in the future.

Foreign Sales and Currency Fluctuations

     For the nine months ended December 31, 2002, international net revenues comprised 41% of total consolidated net revenues. For the fiscal year ended March 31, 2002, international net revenues comprised 37% of total consolidated net revenues. We expect foreign sales to continue to account for a significant and growing portion of our revenues. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies which may fluctuate. While we hedge against foreign currency fluctuations, we cannot control translation issues.

Increased Difficulties in Forecasting Results

     During platform transition periods, where the success of our products is significantly impacted by the changing market for our products, forecasting our revenues and earnings is more difficult than in more stable or rising product markets. The demand for our products may decline during a transition faster than we anticipate, negatively impacting both revenues and earnings. At launch, Sony shipped only half of the number of PlayStation 2 units to retail in North America than it had originally planned, and it shipped significantly fewer units than planned at launch in Europe as well. Shortages were announced as being caused by shortages of components for manufacturing. Due to these shortages, our results of operations for fiscal 2001 were adversely affected. Consequently, if Sony, Microsoft or Nintendo do not ship the number of units planned for the PlayStation 2, the Xbox and Nintendo GameCube, our sales of products for these platforms may be adversely affected in fiscal 2004.

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

Fluctuations in Stock Price

     Industry and financial analysts provide investors with estimates of our future production and financial performance. We also give guidance as to our expectations for future performance. We may not meet those expectations. This may create an immediate and significant adverse effect on the trading price of our common stock. As a result of the factors discussed in this report and other factors that may arise in the future, the market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to factors specific to us, to changes in analysts’ earnings estimates, or to factors affecting the computer, software, Internet, entertainment, media or electronics businesses. In addition, fluctuations may be due to uncertainties in the securities markets in general. For example, during the fiscal year ended March 31, 2002, the price per share of our Class A common stock ranged from $42.40 to $66.01 and $51.48 to $72.14 during the nine months ended December 31, 2002.

World Events

     The terrorist attacks of September 11, 2001 in the United States, the subsequent US military action, the continuing concerns over potential additional terrorist attacks against US interests and citizens and the current potential for war with Iraq pose serious uncertainties in our business. Consumer spending, consumer preferences in entertainment, and the securities markets and the economy generally may be affected on an ongoing and unpredictable basis by these events, all of which may make prediction of our results more difficult.

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

Foreign Currency Exchange Rate Risk

We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, thereby, limiting our risk. Our foreign exchange contracts are accounted for as derivatives whereby the gains and losses on these contracts are reflected in the Consolidated Statement of Operations. Gains and losses on open contracts at the end of each accounting period resulting from changes in the forward rate are recognized in earnings and are designed to offset gains and losses on the underlying foreign currency denominated assets and liabilities. At December 31, 2002, we had foreign exchange contracts, all with maturities of less than one month to purchase and sell approximately $508,133,000 in foreign currencies, primarily British Pounds, European Currency Units (“Euros”), Australian Dollars and other currencies.

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

The following table below provides information about our foreign currency forward exchange contracts at December 31, 2002. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value.

		Weighted-Average	Fair Value
	Contract Amount	Contract Rate	Gain/(Loss)

	(In thousands)		(In thousands)
Foreign currency to be sold under contract:
British Pound	$193,734	1.5945	$(411)
Euro	178,781	1.0263	(1,741)
Swedish Krona	20,269	0.1126	(184)
Australian Dollar	19,176	0.5640	61
Japanese Yen	10,896	0.0083	(120)
Norwegian Krone	8,525	0.1398	(139)
Canadian Dollar	8,382	0.6448	56
Danish Krone	6,909	0.1382	(76)
Swiss Franc	5,592	0.6990	(117)
South African Rand	4,260	0.1092	(93)
New Zealand Dollar	1,032	0.5160	(3)
Brazilian Real	422	0.2814	3

Total	$457,978		$(2,764)

Foreign currency to be purchased under contract:
British Pound	$50,155	1.6003	$(601)

Total	$50,155		$(601)

Grand total	$508,133		$(3,365)

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. At December 31, 2002, our cash equivalents and short-term investments included debt securities of $986,616,000. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The table below presents the amounts and related weighted average interest rates of our investment portfolio at December 31, 2002:

	Average Interest Rate	Cost	Fair Value

	(Dollars in thousands)
Cash equivalents
Variable rate	1.43%	$587,358	$587,358
Short-term investments
Fixed rate	3.28%	$387,029	$390,858
Variable rate	6.35%	$8,400	$8,400

Maturity dates for short-term investments range from 5 months to 36 months with call dates ranging from 0 months to 11 months.

Item 4.	Controls and Procedures

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits: The following exhibits are filed as part of this report:

Exhibit
Number	Title

10.58	Form of Indemnity Agreement with Directors
10.59	Participation Agreement among Electronic Arts Redwood, Inc., Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks and Keybank National Association, dated December 6, 2000
3.05	Amended and Restated Bylaws

(b)	Reports on Form 8-K:

On November 8, 2002, the Company furnished a current report on Form 8-K, attaching under Item 9 certifications made by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to accompany the Company’s Form 10-Q for the quarterly period ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC. (Registrant)

/s/ WARREN C. JENSON

DATED: February 7, 2003	WARREN C. JENSON Executive Vice President, Chief Financial and Administrative Officer

CERTIFICATIONS

I, Lawrence F. Probst III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Electronic Arts Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 7, 2003	By:	/s/ LAWRENCE F. PROBST III

Lawrence F. Probst III Chairman and Chief Executive Officer

I, Warren C. Jenson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Electronic Arts Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 7, 2003	By:	/s/ WARREN C. JENSON

Warren C. Jenson Executive Vice President, Chief Financial and Administrative Officer

ELECTRONIC ARTS INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

10.58	Form of Indemnity Agreement with Directors
10.59	Participation Agreement among Electronic Arts Redwood, Inc., Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks and Keybank National Association, dated December 6, 2000
3.05	Amended and Restated Bylaws