Form 10-K
period 2003-03-31
ELECTRONIC ARTS INC
filed 2003-06-10
CIK 712515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 0-17948

ELECTRONIC ARTS INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-2838567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

209 Redwood Shores Parkway Redwood City, California	94065
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 628-1500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $.01 par value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES ☒ NO ☐

The aggregate market value of the Registrant’s Class A common stock, $.01 par value, held by non-affiliates of the Registrant as of September 27, 2002, the last business day of the second fiscal quarter, was $7,678,525,243.

As of June 4, 2003 there were 145,608,716 shares of Registrant’s Class A common stock, $.01 par value, outstanding, and 225,130 shares of Registrant’s Class B common stock, $.01 par value, outstanding.

Documents Incorporated by Reference

Portions of Registrant’s definitive proxy statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ELECTRONIC ARTS INC.

2003 FORM 10-K ANNUAL REPORT

PART I

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Report are forward looking. We use words such as “anticipate”, “believe”, “expect”, “intend”, “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and are inherently uncertain and difficult to predict. Our actual results could differ materially. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors” on pages 55 to 58.

Item 1:     Business

Overview

      Electronic Arts develops, markets, publishes and distributes interactive software games that are playable by consumers on the following platforms:

•	home videogame machines (such as the PlayStation 2, Microsoft Xbox, Nintendo GameCube and PlayStation consoles),
•	personal computers,
•	hand-held game machines (such as the Game Boy Advance) and
•	online, over the Internet.

One of our strengths is our ability to publish interactive software games for multiple platforms, which provides cost efficiencies in developing and marketing our products. Our products designed to play on consoles and handhelds are published under license from the manufacturers of these platforms (for example, Sony for the PlayStation and PlayStation 2, Microsoft for the Xbox and Nintendo for the GameCube and Game Boy Advance) and we pay a fee to these console manufacturers for the right to publish products on their platforms. Since our inception, we have published games for over 42 different platforms.

We publish our interactive software games under three major brands:

•	EA SPORTS – examples of some of our recent products published under the EA SPORTS brand are Madden NFL™ 2003 (professional football), NCAA® Football 2003, FIFA Soccer 2003, NBA Live 2003 (professional basketball), NHL® 2003 (hockey), MVP Baseball™ 2003 and NASCAR Thunder™ 2003
•	EA GAMES – examples of some of our recent products published under the EA GAMES brand are Harry Potter and the Chamber of Secrets™, The Lord of the Rings™, The Two Towers™, James Bond 007™: Nightfire™, The Sims™ Superstar, SimCity™ 4, Need for Speed™ Hot Pursuit 2 and Command & Conquer™ Generals
•	EA SPORTS BIG — examples of some of our recent products published under the EA SPORTS BIG brand are Def Jam Vendetta (wrestling) and NBA Street Volume 2 (basketball).

Another strength of our business is that we have developed many of our products to become franchise titles that can be regularly iterated. For example, every year we release new versions of most of our EA SPORTS titles. Likewise, several of the EA GAMES products listed above are part of new or continuing product franchises. We also release products called “expansion packs” that provide additional content (characters, storylines, settings, missions) for games that we have previously published. For example, we have published several expansion packs for The Sims, including The Sims Unleashed Expansion Pack and The Sims Vacation Expansion Pack, each of which expands the characters, settings and gameplay of the original The Sims game. We consider titles that iterate, sequel or spawn expansion packs to be franchise titles.

Our product development methods and organization are modeled on those used in other sectors of the entertainment industry. Employees whom we call “producers” are responsible for overseeing the development of one or more products. The interactive software games that we publish under our brands are developed by:

•	EA Studios, our own development and production studios located near San Francisco, Los Angeles, Orlando (Florida), Vancouver, London and Tokyo, which develop games internally and also engage third-parties to develop games on our behalf,
•	other game developers who develop their own interactive software games with our assistance, which products we then publish, market and distribute, referred to as “co-publishing products”. An example of a recent co-publishing product is Battlefield 1942™, which was developed by Digital Illusions, C.E.

      We invest in the creation of state-of-the-art software tools that we use in product development. These tools allow for more cost-effective product development and the ability to more efficiently convert products from one platform to another. We have also made investments in facilities and equipment that allow us to create and edit video and audio recordings that are used in our games.

      We also distribute interactive software games that are published by other companies, which we refer to as “distribution products”. An example of a recent distribution product is Kingdom Hearts, which is published by Square Co. Ltd.

The console, PC and hand-held games that we publish are made available to consumers on a disk (usually a CD or DVD format) or a cartridge that is packaged and typically sold in retail stores and through our own online store. We refer to these as packaged goods products. In North America and Europe, our largest markets, these packaged goods products are sold primarily to retailers that may be mass market retailers (such as Wal-Mart), electronics specialty stores (such as Best Buy) or game software specialty stores (such as Electronics Boutique). In Japan, we also sell a significant volume of our products through a distributor, who in turn sells them to retailers. Our products are available in approximately 80,000 retail locations worldwide. We also maintain a smaller business in which we license to manufacturers of products in related industries (for example, makers of personal computers or computer accessories) rights to include certain of our products with the manufacturer’s product, or offer our products to consumers who have purchased the manufacturer’s product. We call these combined products “OEM bundles”.

There are three ways in which we publish games that are playable online by consumers. First, we include online features in our PC and PlayStation 2 products, for example by enabling consumers to play against one another over the Internet. We also publish games that are playable only online. One type of these online-only games is called “persistent state worlds” or massively multiplayer games. Consumers experience these games as interactive virtual worlds where thousands of other consumers can interact with one another. Examples of our persistent state world products are Ultima Online, Earth & Beyond and The Sims Online. These persistent state world games are often sold to consumers in the form of a CD or DVD that contains much of the software necessary to play the game online. The other type of online-only games that we publish are electronic card games, puzzle games and word games (marketed under the “Pogo” brand) that we make available to consumers on our website, www.ea.com, and on certain online services provided by America Online, Inc.

In fiscal 2003, we operated and reported our business in two business segments:

•	EA Core business segment: creation, marketing and distribution of interactive entertainment software.
•	EA.com business segment: creation, marketing and distribution of interactive entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

As of April 1, 2003, we are no longer managing these segments separately. We consider online functionality to be integral to our existing and future products.

During fiscal 2003, our business was comprised of the following:

•	Publishing approximately 70 titles that we developed and/or published under one of our brands in North America, including older titles marketed as Classics.
•	Publishing localized versions of our products in the rest of the world.
•	Distribution of co-publishing and distribution titles. In North America, we distributed approximately 34 co-publishing and distribution titles.

      Of the titles shipped in fiscal 2003, there were 22 titles that sold over one million units (aggregated across all platforms). In fiscal 2003, approximately 42 percent of our net revenue was generated by international operations, compared to approximately 37 percent in both fiscal 2002 and 2001.

      We were initially incorporated in California in 1982. In September 1991, we were reincorporated under the laws of Delaware. Our principal executive offices are located at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500. We file various reports with, or furnish them to, the SEC. These reports are available free of charge on our website, www.ea.com, as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the SEC.

Intellectual Property

      Like other entertainment companies, our business is based on the creation, acquisition, exploitation and protection of intellectual property. Each of our products embodies a number of separately protected intellectual properties: our products are copyrighted both as software and as audiovisual works; our product names are trademarks of ours or others; our products may contain voices and likenesses of third parties and the musical compositions and performances of third parties. Our products may also contain other content licensed from third parties, such as trademarks, fictional characters, storylines and software code.

      We acquire intellectual property rights to include in our products through license agreements such as those with the sports leagues and player associations, with movie studios and performing talent, with music labels and musicians. These licenses are typically limited to use of the licensed rights in specific products for specific time periods. In addition, our products for play on videogame platforms such as the Sony PlayStation 2 console include intellectual properties owned by the platform company and licensed non-exclusively to us for use. While we may have renewal rights for some licenses, our business is significantly dependent on our ability to continue to obtain the intellectual property rights from third parties needed for many of our products.

      Our products are susceptible to unauthorized copying. Our primary protection against unauthorized use, duplication and distribution of our products is copyright and trademark. We typically own the copyright to the software code as well as the brand or title name trademark under which our products are marketed. We register our copyrights in the United States, and register our significant trademarks in multiple countries including the United States. In addition, console manufacturers such as Sony typically incorporate security devices in their consoles in an effort to prevent unlicensed use of products.

Joint Ventures and Investments

          Joint Ventures

      In May 1998, we entered into a joint venture with Square Co., Ltd. (“Square”), a leading developer and publisher of entertainment software in Japan.

•	In Japan, the companies had established Electronic Arts Square KK (“EA Square KK”), which localized and published in Japan our games that were originally created in North America and Europe, as well as original video games developed specifically for the Japanese market. We owned a 70 percent majority interest in EA Square KK, while Square owned the remaining 30 percent.
•	In North America, the companies formed Square Electronic Arts, LLC (“Square EA”), which had exclusive publishing rights in North America for future interactive entertainment titles created by Square. Additionally, we obtained the exclusive right to distribute in North America products published by this joint venture. We owned a 30 percent minority interest in Square EA while

Square owned the remaining 70 percent. This joint venture was accounted for under the equity method.

Our joint venture agreements with Square expired as of March 31, 2003. As provided in the EA Square KK joint venture agreement, we have purchased Square’s 30 percent interest in EA Square KK for $2.5 million representing the return of their capital contribution and renamed the entity Electronic Arts KK. Electronic Arts KK is now a wholly owned subsidiary of Electronic Arts. See Note 13 of the Notes to Consolidated Financial Statements, included in Item 8 hereof. As a further result of the termination of the joint venture agreements, our distribution of Square products in North America will terminate on June 30, 2003. We generated $84.5 million, $80.8 million and $106.6 million in net revenue from sales of Square products in North America during fiscal 2003, 2002 and 2001, respectively.

          Investments

      We have made investments as part of our overall strategy and currently hold minority equity interests in several companies. As of March 31, 2003, our minority equity investments include investments in Digital Illusions, C.E., NovaLogic, Inc. and Firaxis Software, Inc.

Market

      Historically, there have been multiple consoles available in the market and vigorous competition between console manufacturers. While Sony has for the past several years been the clear market leader (with its PlayStation and PlayStation 2 consoles), Microsoft and Nintendo are large and viable competitors, and PCs continue to be strong interactive game platform. We develop and publish products for multiple platforms, and this diversification continues to be a cornerstone of our strategy.

      The following table details select information on a sample of the console platforms for which we have published titles:

	Video Game Console/	Date Introduced	Medium/
Manufacturer	Platform Name	in North America	Product Base	Technology

Sega	Genesis	1989	Cartridge	16-bit
Nintendo	Super NES™	1991	Cartridge	16-bit
Matsushita	3DO™ Interactive Multiplayer™	1993	Compact Disk	32-bit
Sega	Saturn	1995	Compact Disk	32-bit
Sony	PlayStation	1995	Compact Disk	32-bit
Nintendo	Nintendo 64	1996	Cartridge	64-bit
Sony	PlayStation 2	2000	Digital Versatile Disk	128-bit
Nintendo	Nintendo GameCube	2001	Proprietary Optical Format	128-bit
Microsoft	Xbox	2001	Digital Versatile Disk	128-bit

          PlayStation 2

      Sony released the PlayStation 2 console in Japan in March 2000, in North America in October 2000 and in Europe in November 2000. The PlayStation 2 console is a 128-bit, DVD-based system that is Internet and cable ready, as well as backward compatible with games published for its predecessor, the PlayStation. We have published and are currently developing numerous products for the Sony PlayStation 2.

          GameCube

      Nintendo launched the Nintendo GameCube console in Japan in September 2001, North America in November 2001 and in Europe in May 2002. The Nintendo GameCube plays games that are manufactured on a proprietary optical disk. We have published and are currently developing several products for the Nintendo GameCube.

          Xbox

      Microsoft launched the Xbox console in North America in November 2001, in Japan in February 2002 and in Europe in March 2002. The Microsoft Xbox is a 128-bit, DVD-based system. We have published and are currently developing several products for the Microsoft Xbox.

      Our early investment in products designed for play on 32-bit PCs and consoles (such as the PlayStation), has been strategically important in positioning us for the current generation of 128-bit machines. We believe that such investment continues to be important. During fiscal years 2003, 2002 and 2001, the video and computer games industry has experienced a platform transition from 32-bit CD-based and 64-bit cartridge-based consoles to the current generation of 128-bit, DVD-based game consoles and related software. The transition to the current generation systems was initiated by the launch of Sony’s PlayStation 2 in fiscal 2001, and continued with the launches of the Nintendo GameCube and Microsoft’s Xbox in fiscal 2002. As the market continues to shift to the current generation systems, our sales of 32-bit and 64-bit products have been declining and we expect a continued significant decline in fiscal 2004.

          Online Games

      The market for online games is still in its early stages. To date, we have had limited success in finding ways of generating revenue and profits from online games, including subscription fees, “pay-to-play fees” and advertising. In addition, we have had limited experience with developing optimal pricing strategies or predicting usage patterns for our online games. In our history, we have launched five persistent state world products with mixed results. While we have achieved success with Ultima Online, the launch of our other persistent state world products, most notably The Sims Online and Earth & Beyond, have been below our expectations. In fiscal 2003, we also launched a free EA SPORTS online offering in connection with seven of our PC sports titles. Despite our limited success to date, we believe that online functionality is integral to our existing and future products. The continued growth of the online sector of our industry will depend on the following key factors:

•	Increasing popularity of PC games;
•	Growing interest in multiplayer games;
•	Willingness by consumers to pay for online content;
•	Rapid innovation of new online entertainment experiences;
•	Mass market adoption of broadband technologies; and
•	Convergence of online capabilities in next-generation consoles.

Competition

      The interactive entertainment software business is highly competitive. It is characterized by the continuous introduction of new titles and the development of new technologies. Our competitors vary in size from very small companies with limited resources to very large, diversified corporations with greater financial and marketing resources than ours. Our business is driven by hit titles, which require ever-increasing budgets for development and marketing. Therefore, the availability of significant financial resources has become a major competitive factor in our industry, primarily as a result of the costs associated with the development and marketing of game software. Competition in our industry is also based on product quality and features, timing of product releases, brand-name recognition, access to distribution channels, effectiveness of marketing, and price.

      We compete with Sony, Microsoft and Nintendo, which each publish software for their respective console platforms. We also compete with numerous companies which are, like us, licensed by the console manufacturers to develop and publish software games that operate on their consoles. These competitors include Acclaim Entertainment, Activision, Capcom, Eidos, Infogrames, Konami, Lucas Arts, Midway, Namco, Sega, Take-Two Interactive, THQ, 3DO, Ubi Soft and Vivendi Universal Games, among others. In addition, we believe that large software companies and media companies are increasing their focus in the interactive entertainment software market. Our titles also compete with other forms of entertainment, such as motion pictures, television and music for the leisure time and discretionary spending of consumers.

      In addition, the market for our products is characterized by significant price competition, and we face increasing pricing pressures from our competitors. These pressures have, from time to time, required us to reduce our prices on certain products. The experience of our industry is that software game prices decline once a generation of consoles have been in the market for a significant period of time, because of the increasing number of software titles competing for acceptance by consumers. Accordingly, we expect lower overall pricing of games for the PlayStation 2, Xbox and Nintendo GameCube during fiscal 2004, in comparison to fiscal 2003. However, we believe that highly-anticipated “hit” titles, based on popular sports and entertainment properties, will maintain premium pricing in the market in fiscal 2004, as they have done in fiscal 2003.

      During calendar 2002, we were a market leader in sales of interactive entertainment software products for the Sony PlayStation 2, the Nintendo GameCube, the Microsoft Xbox and personal computers (in the aggregate), in the U.S. and European markets. In the U.S., together with our affiliates, we published three of the top-10-selling titles for play on videogame consoles, and five of the top-10 PC titles (according to NPDFunworld and NPD Techworld). Our nearest competitors had two of the top-10 videogame and PC titles for the same period (according to NPDFunworld and NPD Techworld). While similar comprehensive data are not available for Europe, we believe that our titles had similar chart strength for the PlayStation 2 and PC in that territory in calendar year 2002.

Relationships with Significant Hardware Platform Companies

          Sony

      In fiscal 2003, approximately 37 percent of our net revenue was derived from sales of EA Studio software for the PlayStation 2, compared to 28 percent in fiscal 2002. We released 19 titles worldwide in fiscal 2003 for the PlayStation 2, compared to 18 titles in fiscal 2002. Key releases for the year included Medal of Honor Frontline™, The Lord of the Rings™, The Two Towers™, Harry Potter and the Chamber of Secrets™ and The Sims. PlayStation 2 product revenue increased for fiscal 2003 due to the higher installed base of PlayStation 2 hardware, net revenue on key titles released in multiple territories during the current fiscal year and higher net revenue on current year franchise title releases versus prior year releases of these titles. We expect revenue from PlayStation 2 products to continue to grow in fiscal 2004, but as revenue for these products increase, we expect our growth rates to decrease. We expect that hit titles will continue to hold their current price points, however, we expect lower price points for other titles. Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America as of April 2000, as amended, we are authorized to develop and distribute DVD-based software products compatible with the PlayStation 2. Pursuant to this agreement, we engage Sony to supply PlayStation 2 DVDs for our products.

      We also announced in May 2003 that we would make many of our sports games available for the PlayStation 2 online service. Through that service, customers who have any online adaptor for their PlayStation 2 consoles will be able to play our PlayStation 2 sports products online.

      In fiscal 2003, approximately four percent of our net revenue was derived from sales of EA Studio software for the PlayStation, compared to 11 percent in fiscal 2002. During fiscal 2003, we released six PlayStation games, compared to five in fiscal 2002. As expected, PlayStation product sales decreased for fiscal 2003 compared to the prior year primarily attributable to the market transition to next generation console systems. Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of current PlayStation products to continue to decline in fiscal 2004. Under the terms of a licensing agreement entered into with Sony Computer Entertainment of America in July 1994, as amended, we are authorized to develop and distribute CD-based software products compatible with the PlayStation. Pursuant to this agreement, we engage Sony to supply PlayStation CDs for our products.

          Nintendo

      In fiscal 2003, approximately seven percent of our net revenue was derived from sales of EA Studio software for the Nintendo GameCube, compared to three percent in fiscal 2002. We released 17 titles worldwide in fiscal 2003 for the Nintendo GameCube, compared to five titles in fiscal 2002. Key releases for the year included Harry Potter and the Chamber of Secrets, Medal of Honor Frontline, Need for Speed: Hot Pursuit 2, and The Lord of the Rings, The Two Towers. Revenue from Nintendo GameCube products increased for fiscal 2003 due to the higher installed base of the Nintendo GameCube platform, which is now available in every major market in which we operate. In the prior fiscal year, the Nintendo GameCube platform was only available in North America beginning in November 2001 and in Japan beginning in September 2001. We expect revenue from Nintendo GameCube products to continue to grow in fiscal 2004, but as revenue for these products increases, we expect our growth rates to decrease. We expect that hit titles will continue to hold their current price points, however, we expect lower price points for other titles.

      Under the terms of a licensing agreement entered into with Nintendo of America (effective as of November 1, 2001), we are authorized to develop and distribute proprietary optical format disk products compatible with the Nintendo GameCube. Pursuant to this agreement, we engage Nintendo to supply Nintendo GameCube proprietary optical format disk products for our products.

          Microsoft

      In fiscal 2003, approximately nine percent of our net revenue was derived from sales of EA Studio software for the Xbox, compared to five percent in fiscal 2002. We released 16 titles worldwide in fiscal 2003 for the Xbox, compared to ten titles in fiscal 2002. Key releases for the year included Medal of Honor Frontline, NCAA Football 2003, The Lord of the Rings, The Two Towers and FIFA 2003. Revenue from Xbox products increased for fiscal 2003 due to the higher installed base of the Xbox platform, which was available for a full twelve months versus five months in fiscal 2002. We expect net revenue from Xbox products to continue to grow in fiscal 2004, but as net revenue for these products increases, we expect our growth rates to decrease. We expect that hit titles will continue to hold their current price points, however we expect lower price points for other titles.

      Under the terms of a licensing agreement entered into with Microsoft as of December 8, 2000, as amended, we are authorized to develop and distribute DVD-based software products compatible with the Xbox.

      In May 2003, we announced that we have no plans to support the online service for Xbox. It is unclear whether the absence of online functionality in our Xbox products will be important enough to consumers to affect sales of our Xbox products.

Relationship with AOL

      Our carriage agreement with AOL establishes the basis for our creation and distribution of game sites on the world wide web that are available to AOL subscribers via the Games Channel on AOL’s flagship ISP service and to other consumers who use other AOL portals (AOL.com, CompuServe, Netscape/ Netcenter and ICQ). Users can also access our online games website directly from the world wide web at www.ea.com. We are AOL’s exclusive provider of a broad aggregation of online games and programs and we manage all of the Games Channel content within AOL’s flagship ISP service and other AOL portals in the United States. Within any of these AOL properties, users will be able to find a games channel or area which will provide the user access to our online games. See Note 5 of the Notes to Consolidated Financial Statements, included in Item 8 hereof, for a discussion of the significant terms of our relationship with AOL.

Products and Product Development

      In fiscal 2003, we generated approximately 68 percent of our revenue from EA Studio-produced products released during the year. As of March 31, 2003, we were actively marketing approximately 70 titles, comprising over 135 stock keeping units, or SKUs, that were produced by EA Studios. During fiscal 2003, we introduced 31 EA Studios titles, representing 86 SKUs, compared to 32 EA Studios titles, comprising 64 SKUs, in fiscal 2002. In fiscal 2003, we had 22 titles that sold over one million units (aggregated across all platforms). In fiscal 2002, we had 16 titles and in fiscal 2001, we had 14 titles that sold over one million units (aggregated across all platforms). A SKU is a version of a title designed for play on a particular platform and intended for distribution in a particular territory.

      The products produced by EA Studios are designed and created by our employee designers and artists and by non-employee software developers (“independent artists”). We typically advance development funds to the independent artists during development of our games, which payments are considered advances against subsequent royalties based on the sales of the products. These terms are typically set forth in written agreements entered into with the independent artists.

      For fiscal 2003, we had one title, Harry Potter and the Chamber of Secrets, published on seven different platforms, which represented approximately 10 percent of our total fiscal 2003 net revenue. For fiscal 2002, Harry Potter and the Sorcerer’s Stone™, published on four different platforms, represented approximately 12 percent of our total fiscal 2002 net revenue. For fiscal 2001, no title represented more than 10 percent of our total fiscal 2001 net revenue.

      We publish products in a number of categories such as sports, action, strategy, simulations, role playing and adventure, each of which is becoming increasingly competitive. Our sports-related products, marketed under the EA SPORTS™ brand name, accounted for a significant percentage of net revenue in fiscal years 2003, 2002 and 2001. There can be no assurance that we will be able to maintain our market share in the sports category.

      The front-line retail selling prices in North America of our products, excluding older titles marketed as “Classics”, typically range from $30.00 to $50.00. “Classics” titles have retail selling prices that range from $10.00 to $30.00. The retail selling prices of our titles outside of North America vary widely based on local market conditions.

      We currently develop or publish products for six different hardware platforms. In fiscal 2003, our product releases were for PlayStation 2, PC, Xbox, PlayStation, Nintendo GameCube, Game Boy Advance, Game Boy Color and online Internet play. Our planned product introductions for fiscal 2004 are for the PlayStation 2, PC, Nintendo GameCube, Xbox, PlayStation and Game Boy Advance.

      Our goal is to be the market leader of games played on the current generation of 128-bit video game consoles. We are investing in the development of tools and technologies designed to facilitate development of our products for these platforms. We had research and development expenditures of $401.0 million in fiscal 2003, $380.6 million in fiscal 2002 and $376.2 million in fiscal 2001.

          EA.com Web Site

      Free Content. We offer free games on our website under the following four brands: Pogo, EA GAMES™, EA SPORTS™ and EA SPORTS BIG™. The majority of these free games are original games designed solely for online play while some of the product offerings capitalize on our existing franchises adapted for online play. As of March 31, 2003, the product offerings within each brand incorporate some or all of the following:

•	Pogo. We currently offer approximately 37 free online games under this brand. The games offering, geared towards family entertainment, includes card games, board games, casino games, word games, trivia games, puzzles and Bingo. This category leverages prizes, tournaments, community and Pogo’s strength and popularity in free, familiar games to significantly increase the appeal of our online games service to the broad consumer market.
•	EA GAMES. We currently offer 17 free online games under this brand. The EA Games offering consists of original arcade-style games and other original games designed solely for online play, such as Hammerhead Pool, Tank Hunter and Need for Speed.
•	EA SPORTS and EA SPORTS BIG. We currently offer eight free online games under this brand. In this category, SSX Snowdreams leverages the EA SPORTS BIG franchise to form a community of sports gamers. In addition, there are original games designed solely for online play such as Pebble Beach, 3-Point Showdown and It’s Outta Here 2!.

      Paid Content. In addition to free online games, we offer premium pay-to-play persistent state world games. In order to access these premium games, the player must purchase a CD-ROM through retail stores or through our online store. After an initial free trial period, the player must pay a subscription fee in order to continue playing. These persistent state world games are designed to appeal to avid gamers: teens and adults looking to participate in multi-player online games made up of fantastic worlds, characters, adventures or activities – big or small, real or imagined – as well as new forms of cutting-edge online entertainment targeted to mass market gamers. Current persistent state world game offerings include Ultima Online, The Sims Online and Earth & Beyond.

      We launched both Earth & Beyond and The Sims Online in fiscal 2003. The Sims Online was expected to be our flagship online subscription offering. Through March 31, 2003, however, the number of units sold and number of subscribers for The Sims Online and Earth & Beyond have been below our expectations. See Note 19 of the Notes to Consolidated Financial Statements for a discussion of the restructuring and asset impairment charges, included in Item 8 hereof.

      Each of the categories above focuses on targeting and serving its specific consumer group by:

•	Offering engaging and accessible online games;
•	Building a community in which consumers can interact with one another via chat, bulletin boards, events and match-making services for multi-player games and other contests;
•	Delivering innovative content that continually entertains; and
•	Establishing a direct relationship with each audience member through personalization and customization of user experiences.

Marketing and Distribution

          Electronic Arts Distribution

      EA Studio Products. We market the products produced by our EA Studios under the EA GAMES, EA SPORTS and EA SPORTS BIG brands. Products marketed under the EA SPORTS brand typically simulate professional and collegiate sports and include titles such as Madden NFL, FIFA and NBA Live. Products marketed under the EA SPORTS BIG brand typically simulates extreme sports and include such titles as SSX, Def Jam Vendetta and NBA Street.

      Co-Publishing and Distribution Products. Co-publishing products are games that are conceived and developed by independent developers and for which we provide production assistance and marketing and distribution services. We publish some of these products under an EA brand. Distribution products are titles that are published by another publisher and delivered to us as completed products, for which we provide distribution services. As of March 31, 2003, we distributed approximately 34 co-publishing and distribution titles in North America.

      Our largest relationship relating to distribution products is with Square. In May 1998, Electronic Arts and Square formed a joint venture in North America, creating Square EA, as discussed in Note 13 of the Notes to Consolidated Financial Statements, included in Item 8 hereof. In conjunction with the formation of this joint venture, we have since that time had the exclusive right in North America to distribute products published by this joint venture. Our joint venture agreements with Square expired as of March 31, 2003, and our distribution of Square products in North America will cease on June 30, 2003. In fiscal 2003, Square EA published Kingdom Hearts for the PlayStation 2, which was a top-ten selling SKU, selling over one million units.

      The interactive software game business has become increasingly “hits” driven, requiring significantly greater expenditures for marketing and advertising of our products, particularly for television advertising. There can be no assurance that we will continue to produce “hit” titles, or that advertising for any product will increase sales sufficiently to recoup those advertising expenses.

      We generated approximately 95 percent of our North American net revenue from direct sales to retailers through a field sales organization of professionals and a group of telephone sales representatives. The remaining 5 percent of our North American sales were made through a limited number of specialized and regional distributors and rack jobbers in markets where we believe direct sales would not be economical. We had sales to one customer, Wal-Mart Stores, Inc., which represented 12 percent of total net revenue in fiscal 2003, 14 percent in fiscal 2002 and 12 percent in fiscal 2001.

      Outside of North America, we derive revenues primarily from direct sales to retailers. Our largest distributor relationship is with Sony in Japan. Sales of our PlayStation and PlayStation 2 products through Sony make up approximately 60 percent of our net revenue in Japan. Under the terms of our distribution agreement with Sony, we are not required to accept returns or grant price protection. In a few of our smaller markets we also sell our products through distributors with whom we have written agreements or informal arrangements, depending on the business customs of the territories.

      In North America, we have stock-balancing programs for our PC products, which allow for the exchange of PC products by resellers under certain circumstances. In all of our major geographical markets (other than Japan), we may decide to provide price protection under certain circumstances for both our PC and console products after we analyze: inventory remaining in the channel, the rate of inventory sell-through in the channel, and our remaining inventory on hand. It is our policy to exchange products or give credits, rather than give cash refunds. Moreover, the risk of product returns for our products on mature platforms (such as the PlayStation) may increase as newer hardware platforms, such as the Xbox, Nintendo GameCube and PlayStation 2, become more popular. We monitor and manage the volume of our sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. We believe that we provide adequate reserves for returns and price protection which are based on estimated future returns of products, taking into account historical returns, current sell-through of distributor and retailer inventory of our products, current trends in the interactive game market and the overall economy, changes in customer demand and acceptance of our products and other related factors. We believe our current reserves will be sufficient to meet return and price protection requirements for current in-channel inventory. However, we cannot be certain that actual returns or price protection will not exceed our reserves.

      The distribution channels through which our games are sold have been characterized by change, including consolidations and financial difficulties of certain distributors and retailers. The bankruptcy or other business difficulties of a distributor or retailer could render our accounts receivable from such entity uncollectible, which could have an adverse effect on our operating results and financial condition. In January 2002, one of our retail customers, Kmart, declared bankruptcy. We believe we have adequately reserved for our exposure to Kmart. In addition, an increasing number of companies are competing for access to our distribution channels. Our arrangements with our distributors and retailers may be terminated by either party at any time without cause. Distributors and retailers often carry products that compete with ours. Retailers of our products typically have a limited amount of shelf space and promotional resources that they are willing to devote to the software games category, and there is intense competition for these resources. There can be no assurance that distributors and retailers will continue to purchase our products or provide our products with adequate levels of shelf space and promotional support.

      Within our website, we offer visitors the opportunity to purchase our packaged goods software products directly from us. We use our existing distribution network to fulfill consumers’ online orders. We also have a fulfillment group that sells product directly to consumers through a toll-free number and through our websites listed in advertising by us and our co-publishing and distribution affiliates. This group is also responsible for targeted direct-mail marketing and sells product backups and accessories to registered customers.

Inventory and Working Capital

      Our management focuses considerable attention to managing our inventories and other working-capital-related items. We manage inventories by communicating with our customers prior to the release of our products, and then using our industry experience to forecast demand on a product-by-product and territory-by-territory basis. We then place manufacturing orders for our products that match this forecasted demand. We do not maintain substantial inventories of our products because (1) historically, most of the sales of a particular product occur within the first 60 – 90 days after the product’s release, and (2) the lead times on re-orders of our products are generally short, approximately two to three weeks. Further, as discussed in “Marketing and Distribution”, we have practices in place with our customers (such as stock balancing and price protection) that reduce product returns.

      As shown in our Consolidated Balance Sheets included in this Report, we had approximately $950.0 million in cash and cash equivalents and $637.6 million in short-term investments as of March 31, 2003. We believe that this amount is sufficient to meet our working capital needs for the coming year.

Segment Reporting

In fiscal 2003, we operated and reviewed our business in two business segments:

•	EA Core business segment: creation, marketing and distribution of interactive entertainment software.
•	EA.com business segment: creation, marketing and distribution of interactive entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

As of April 1, 2003, we are no longer managing these segments separately. We consider online functionality to be integral to our existing and future products. Please see the discussion regarding segment reporting in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 of the Notes to Consolidated Financial Statements, included in Items 7 and 8 hereof.

International Operations

      We have wholly-owned subsidiaries throughout the world, including offices in the United Kingdom, France, Spain, Germany, Australia, Canada, South Africa, Singapore, Sweden, Japan, Malaysia, Brazil and Holland. Our joint venture in Japan has recently been converted to a wholly owned subsidiary as a result of our buy-out of our joint venture partner (see the discussion under “Joint Ventures and Investments” included above). The amounts of net revenue, operating profit and identifiable assets attributable to each of our geographic regions for each of the last three fiscal years are set forth in Note 18 of the Notes to Consolidated Financial Statements, included in Item 8 hereof.

      International net revenue increased by 66 percent to $1,046.5 million, or 42 percent of consolidated fiscal 2003 net revenue, compared to $631.4 million, or 37 percent of consolidated fiscal 2002 net revenue due to the following:

•	Net revenue from sales in Europe increased by 69 percent compared to the prior year due to higher PlayStation 2, Nintendo GameCube, Xbox and PC net revenue, partially offset by the expected decrease of net revenue from Sony PlayStation. PlayStation 2 net revenue increased by 181 percent due to strong sales of titles released in the current year, most notably Medal of Honor Frontline, The Lord of the Rings, The Two Towers, Harry Potter and the Chamber of Secrets and The Sims, as well as a higher installed base of the PlayStation 2 hardware, due in part to Sony’s hardware price cut in Europe in August 2002. Nintendo GameCube and Xbox net revenue increased due to a higher installed base of the platforms, which both launched in Europe in the spring of 2002. PC net revenue increased due to higher net revenue for The Sims franchise titles. Net revenue from sales in Europe comprised 35 percent, 30 percent and 29 percent of our total net revenue for fiscal 2003, 2002 and 2001, respectively, and has been a significant region in our business.
•	Net revenue from sales in the Asia Pacific region increased by 64 percent compared to the prior year due to higher PlayStation 2, co-publishing and distribution and Xbox net revenue. PlayStation 2 net revenue increased by 244 percent due to strong current year releases including The Lord of the Rings, The Two Towers, Medal of Honor Frontline and Harry Potter and the Chamber of Secrets. Co-publishing and distribution net revenue increased due to net revenue from Final Fantasy X and Battlefield 1942. Xbox net revenue increased due to a higher installed base of the platform with 20 titles available in fiscal 2003 versus three titles in fiscal 2002. Net revenue from sales in Asia Pacific comprised four percent, three percent and four percent of our total net revenue for fiscal 2003, 2002 and 2001, respectively.
•	Net revenue from sales in Japan increased by 37 percent compared to the prior year due to a higher installed base and strong sales of titles associated with the PlayStation 2, most notably Medal of Honor Frontline, 2002 FIFA World Cup and Project FIFA World Cup, and also due to an increase in co-publishing and distribution titles, partially offset by the expected decrease in PlayStation net revenue. Net revenue from sales in Japan comprised three percent of our total net revenue for fiscal 2003, and four percent of our total net revenue for each of fiscal 2002 and 2001.

      Although we expect international revenue to grow in fiscal 2004, we do not believe it will continue to grow at the same rate as in the prior year.

Manufacturing and Suppliers

      The suppliers we use for manufacture of our games can be characterized in three types:

•	the manufacturing entities that press our game disks,
•	the entities that print our game instruction booklets, and
•	the entities that package the disks and printed game instruction booklets into the jewel cases and boxes for shipping to customers.

In many instances, we are able to acquire materials on a volume-discount basis. We have multiple potential sources of supply for most materials, except with respect to our PlayStation, PlayStation 2, Xbox and Nintendo GameCube products, as discussed in “Relationships with Significant Hardware Platform Companies” above. We also have alternate sources for the manufacture and assembly of most of our products. To date, we have not experienced any material difficulties or delays in production of our software and related documentation and packaging. However, a shortage of components or other factors beyond our control could impair our ability to manufacture, or have manufactured, our products.

Backlog

      We typically ship orders immediately upon receipt. To the extent that any backlog may or may not exist at the end of a reporting period, it would be both coincidental and an unreliable indicator of future results of any period.

Seasonality

      Our business is highly seasonal. We typically experience our highest revenue and profits in the calendar year-end holiday season and a seasonal low in revenue and profits in the quarter ending in June.

Employees

      As of March 31, 2003, we employed approximately 4,000 people, of whom over 1,700 were outside the United States. We believe that our ability to attract and retain qualified employees is an important factor in our growth and development and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. To date, we have been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct our business successfully. We believe that our relationships with our employees are good. None of our employees are represented by a union, guild or other collective bargaining organization.

Tracking Stock

      On March 22, 2000, the stockholders of Electronic Arts authorized the issuance of a new series of common stock, designated as Class B Common Stock (“Tracking Stock”). The Tracking Stock was intended to reflect the performance of our online and e-Commerce business segment. When we adopted the Tracking Stock, our intention was to provide liquidity for our online business through access to the public markets. However, as a result of the disappointing performance of our online business, we have no plans, nor do we see meaningful prospects, for the creation of a public market for our Class B Common Stock. Therefore, we will discontinue separate reporting of our Tracking Stock in future reporting periods. We expect this decision to simplify our reporting and enable us to provide our online products and services more efficiently. Maintaining separate reporting for the Tracking Stock and managing our online business as a separate reporting business segment required a complex organization and management structure. In addition, a variety of intercompany agreements between Electronic Arts Inc. and EA.com Inc. (a wholly owned subsidiary of Electronic Arts Inc. that is the holder of all of our online business related assets) have required us to maintain duplicate functions, to routinely charge each organization for goods and services that it provided to the other organization, and to manage our online business in a manner that is generally unlike the way in which we manage our other businesses. We now consider online functionality to be integral to our existing and future products. Accordingly, as of April 1, 2003, we have consolidated the reporting related to our online products and services into that of our core business and now manage these online products and services as part of the overall development and publication of our other products. We believe that this better reflects the way in which our chief operating decision maker reviews and manages our business and the importance of our online products and services relative to the rest of our business. At the same time, in light of the disappointing launch of The Sims Online, we evaluated our online products and services, and the assets associated with EA.com, for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144. In the fourth quarter of fiscal 2003 we recorded a restructuring and asset impairment charge of $72.1 million, (which included charges related to studio consolidation that were unrelated to our online business). See Note 19 of the Notes to Consolidated Financial Statements, included in Item 8 hereof, for a discussion of the restructuring charges.

Executive Officers

      The following table sets forth information regarding our executive officers, who are appointed by and serve at the discretion of the Board of Directors:

Name	Age	Position

Lawrence F. Probst III	53	Chairman and Chief Executive Officer
Don A. Mattrick	39	President, Worldwide Studios
John S. Riccitiello	43	President and Chief Operating Officer
William B. Gordon	53	Executive Vice President and Chief Creative Officer
Warren C. Jenson	46	Executive Vice President and Chief Financial and Administrative Officer
Ruth A. Kennedy	48	Executive Vice President, General Counsel and Secretary
V. Paul Lee	38	Executive Vice President and Chief Operating Officer, Worldwide Studios
Bruce McMillan	40	Executive Vice President, Group Studio General Manager, Worldwide Studios
J. Russell (Rusty) Rueff, Jr.	41	Executive Vice President, Human Resources
Nancy L. Smith	50	Executive Vice President and General Manager, North American Publishing
David L. Carbone	52	Senior Vice President, Finance
Gerhard Florin	44	Senior Vice President and Managing Director, European Publishing

      Mr. Probst has been a director of Electronic Arts since January 1991 and currently serves as Chairman and Chief Executive Officer. He was elected as Chairman in July 1994. Mr. Probst has previously served as President of Electronic Arts; as Senior Vice President of EA Distribution, Electronic Arts’ distribution division, from January 1987 to January 1991; and from September 1984, when he joined

Electronic Arts, until December 1986, served as Vice President of Sales. Mr. Probst holds a B.S. degree from the University of Delaware.

      Mr. Mattrick has served as President of worldwide EA Studios since September 1997. Prior to this, he served as Executive Vice President, North American Studios, since October 1996. From July 1991 to October 1996, he served as Senior Vice President, North American Studios, Vice President of Electronic Arts and Executive Vice President/ General Manager for EA Canada. Mr. Mattrick was founder and former chairman of Distinctive Software Inc. from 1982 until it was acquired by us in 1991.

      Mr. Riccitiello has served as President and Chief Operating Officer since October 1997. Prior to joining Electronic Arts, Mr. Riccitiello served as President and Chief Executive Officer of the worldwide bakery division at Sara Lee Corporation. Before joining Sara Lee, he served as President and CEO of Wilson Sporting Goods Co. and has also held executive management positions at Haagen-Dazs, PepsiCo, Inc. and The Clorox Company. Mr. Riccitiello holds a B.S. degree from the University of California, Berkeley.

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

      Mr. Jenson joined Electronic Arts in June 2002 as Executive Vice President and Chief Financial and Administrative Officer. Before joining Electronic Arts, he was the Senior Vice President and Chief Financial Officer for Amazon.com from 1999 to 2002. From 1998 to 1999, he was the Chief Financial Officer and Executive Vice President for Delta Air Lines. Prior to that, he worked in several positions as part of the General Electric Company. Most notably, he served as Chief Financial Officer and Senior Vice President for the National Broadcasting Company, a subsidiary of General Electric. Mr. Jenson earned his Masters of Accountancy-Business Taxation, and B.S. in Accounting from Brigham Young University.

      Ms. Kennedy has been employed by Electronic Arts since February 1990. She served as Corporate Counsel until March 1991 and is currently Executive Vice President, General Counsel and Secretary. From October 1996 to August 2002, she was Senior Vice President, General Counsel and Secretary. Prior to October 1996, she served as Vice President, General Counsel and Secretary. Ms. Kennedy was elected Secretary in September 1994. Ms. Kennedy is a member of the State Bars of California and New York and received her B.A. degree from William Smith College and her Juris Doctor from the State University of New York.

      Mr. Lee has served as Executive Vice President and Chief Operating Officer, Worldwide Studios since August 2002. From 1998 to August 2002, he was Senior Vice President and Chief Operating Officer, Worldwide Studios. Prior to this, he served as General Manager of EA Canada, Chief Operating Officer of EA Canada, Chief Financial Officer of EA Sports and Vice President, Finance and Administration of EA Canada. Mr. Lee was a principal of Distinctive Software Inc. until it was acquired by EA in 1991. Mr. Lee holds a Bachelor of Commerce degree from the University of British Columbia and is a Chartered Financial Analyst.

      Mr. McMillan was named Executive Vice President of EA’s worldwide studios in June 2002. From September 1999, he served as Senior Vice President, Worldwide Studios. From 1991 to 1999, he held various senior positions within EA’s Studios. Mr. McMillan was an employee of Distinctive Software Inc. until it was acquired by EA in 1991.

      Mr. Rueff has served as Executive Vice President of Human Resources since August 2002. From October 1998 to August 2002, he served as Senior Vice President of Human Resources. Prior to joining Electronic Arts, Mr. Rueff held various positions with the PepsiCo companies for over 10 years, including: Vice President, International Human Resources; Vice President, Staffing and Resourcing at Pepsi-Cola

International; Vice President, Restaurant Human Resources for Pizza Hut; and also various other management positions within the Frito-Lay Company. Mr. Rueff holds a M.S. degree in Counseling and a B.A. degree in Radio and Television from Purdue University in Indiana.

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

      Mr. Carbone has served as Senior Vice President, Finance since December 2000. Prior to this, he served as Vice President, Finance since February 1991. He was elected Assistant Secretary of the Company in March 1991. Mr. Carbone holds a B.S. degree in accounting from King’s College and is a Certified Public Accountant.

      Dr. Florin has served as Senior Vice President and Managing Director, European Publishing since April 2003. Prior to this, he served as Vice President, Managing Director for European countries since 2001. From the time he joined Electronic Arts in 1996 to 2001, he was the Managing Director for German speaking countries. Prior to joining Electronic Arts, Dr. Florin held various positions at BMG, the global music division of Bertelsmann AG, and worked as a consultant with McKinsey. Dr. Florin holds Masters and Ph.D. degrees in Economics from the University of Augsburg, Germany.

Item 2: Properties

We own or lease the following facilities. We believe that these facilities are adequate for our current needs. We believe that suitable additional or substitute space will be available as needed to accommodate our future needs.

Redwood City, California Headquarters Campus

      Our principal administrative, sales and marketing, research and development, and support facility is located in Redwood City, California.

      In February 1995, we entered into a build-to-suit lease with Keybank National Association on our headquarters facility in Redwood City, California, which was extended in July 2001 and expires in July 2006. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. We have an option to purchase the property (land and facilities) for $145.0 million, or, at the end of the lease, to arrange for (1) an additional extension of the lease or (2) sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $128.9 million if the sales price is less than this amount. The lease also provides that a sale of the property to a third party is subject to remarketing conditions including marketing assistance, requisite repairs and maintenance, appropriate notice and seller’s indemnities and warranties.

      In December 2000, we entered into a second build-to-suit lease with Keybank National Association for a five-year term beginning December 2000 to expand our Redwood Shores, California headquarters facilities and develop adjacent property adding approximately 310,000 square feet to our campus. Construction was completed in June 2002. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities provide space for marketing, sales and research and development. We have an option to purchase the property for $127.0 million or, at the end of the lease, to arrange for (1) an extension of the lease or (2) sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $118.8 million if the sales price is less than this amount. The lease also provides that a sale of the property to a third party is subject to remarketing conditions including marketing assistance, requisite repairs and maintenance, appropriate notice and seller’s indemnities and warranties.

      Lease rates are based upon the Commercial Paper Rate. The two lease agreements described above require us to maintain certain financial covenants related to consolidated net worth, fixed charge coverage ratio, total consolidated debt to total consolidated capital and quick ratio, all of which we were in compliance with as of March 31, 2003.

Louisville, Kentucky Distribution Center

      Our North American distribution is supported by a centralized and expanded warehouse facility that we lease in Louisville, Kentucky occupying 250,000 sq. ft. Another distribution center that we maintained in Hayward, California was closed in fiscal 2001 in conjunction with the expansion of our Louisville, Kentucky facility.

North American Development Studios

      In addition to the product development studio facility located in our Redwood City headquarters campus,

•	we own a 206,000 sq. ft. product development studio facility in Burnaby, British Columbia, Canada,
•	we own a 173,500 sq. ft. development facility in Austin, Texas and
•	we lease product development studio facilities in Walnut Creek, California, Los Angeles, California, Maitland, Florida and Vancouver, British Columbia.

England Facilities

      We own a 127,000 sq. ft. administrative, sales and development facility in Chertsey, England, which our United Kingdom subsidiaries moved into in March 2000, and a 5,000 sq. ft. development facility in Warrington, England.

Pacific Rim Facilities

      In the Pacific Rim, we lease a 19,827 sq. ft. sales and distribution facility in Southport, Australia. We also have sales and distribution facilities in New Zealand, Singapore, Thailand, Korea, South Africa and Taiwan, and representative offices in Hong Kong and Beijing, China. We also lease a 27,000 sq. ft. sales and development office in Tokyo, Japan. See Notes 4 and 11 of the Notes to Consolidated Financial Statements, included in Item 8 hereof.

Item 3: Legal Proceedings

      We are subject to pending claims and litigation. Management, after review and consultation with legal counsel, considers that any liability from the disposition of such lawsuits would not have a material adverse effect on our consolidated financial condition or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the quarter ended March 31, 2003.

PART II

Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is traded on the Nasdaq National Market under the symbol “ERTS”. The following table sets forth the quarterly high and low price per share of our Class A Common Stock from April 1, 2001 through March 31, 2003. Such prices represent prices between dealers and does not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	Prices

	High	Low

Fiscal Year Ended March 31, 2002:

First Quarter	$63.73	$45.38
Second Quarter	61.06	40.99
Third Quarter	66.90	41.20
Fourth Quarter	63.65	50.51

Fiscal Year Ended March 31, 2003:

First Quarter	$66.96	$53.50
Second Quarter	68.96	52.45
Third Quarter	72.43	49.49
Fourth Quarter	60.41	47.50

There were approximately 1,787 holders of record of our Common Stock as of June 4, 2003. In addition, we believe that a significant number of beneficial owners of our Class A Common Stock hold their shares in street name.

Dividend Policy

We have not paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

Item 6: Selected Financial Data

ELECTRONIC ARTS AND SUBSIDIARIES
SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA
Years Ended March 31, (In thousands, except per share data)

STATEMENTS OF OPERATIONS DATA	2003	2002	2001	2000	1999

Net revenue	$2,482,244	$1,724,675	$1,322,273	$1,420,011	$1,221,863
Cost of goods sold	1,072,802	814,783	664,991	710,974	630,827

Gross profit	1,409,442	909,892	657,282	709,037	591,036
Operating expenses:
Marketing and sales	332,453	241,109	185,336	188,611	163,407
General and administrative	130,859	107,059	104,041	92,418	76,219
Research and development	400,990	380,564	376,179	255,694	196,137
Amortization of intangibles(1)	7,482	25,418	19,323	11,989	5,880
Charge for acquired in-process technology	—	—	2,719	6,539	44,115
Restructuring charges	15,102	7,485	—	—	—
Asset impairment charges	66,329	12,818	—	—	—

Total operating expenses	953,215	774,453	687,598	555,251	485,758

Operating income (loss)	456,227	135,439	(30,316)	153,786	105,278
Interest and other income, net	5,222	12,848	16,886	16,028	13,180

Income (loss) before provision for (benefit from) income taxes and minority interest	461,449	148,287	(13,430)	169,814	118,458
Provision for (benefit from) income taxes	143,049	45,969	(4,163)	52,642	45,414

Income (loss) before minority interest	318,400	102,318	(9,267)	117,172	73,044
Minority interest in consolidated joint venture	(1,303)	(809)	(1,815)	(421)	(172)

Net income (loss)	$317,097	$101,509	$(11,082)	$116,751	$72,872

Net income per share:
Basic	N/A	N/A	N/A	$0.93	$0.60
Diluted	N/A	N/A	N/A	$0.88	$0.58
Number of shares used in computation:
Basic	N/A	N/A	N/A	125,660	121,495
Diluted	N/A	N/A	N/A	132,742	126,545
Class A common stock:
Net income (loss):
Basic	$329,212	$124,256	$11,944	N/A	N/A
Diluted	$317,097	$101,509	$(11,082)	N/A	N/A
Net income (loss) per share:
Basic	$2.34	$0.91	$0.09	N/A	N/A
Diluted	$2.17	$0.71	$(0.08)	N/A	N/A
Number of shares used in computation:
Basic	140,989	136,832	131,404	N/A	N/A
Diluted	146,446	143,142	132,056	N/A	N/A
Class B common stock:
Net loss, net of retained interest in EA.com	$(12,115)	$(22,747)	$(23,026)	N/A	N/A
Net loss per share:
Basic	$(2.77)	$(3.77)	$(3.83)	N/A	N/A
Diluted	$(2.77)	$(3.77)	$(3.83)	N/A	N/A
Number of shares used in computation:
Basic	4,368	6,026	6,015	N/A	N/A
Diluted	4,368	6,026	6,015	N/A	N/A

ELECTRONIC ARTS AND SUBSIDIARIES
SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA (Continued)
Years Ended March 31, (In thousands)

BALANCE SHEET DATA AT FISCAL
YEAR END	2003	2002	2001	2000	1999

Cash and cash equivalents	$949,995	$552,826	$419,812	$246,265	$242,208
Short-term investments	637,623	244,110	46,680	93,539	70,614
Marketable securities	1,111	6,869	10,022	236	4,884
Working capital	1,340,261	699,561	478,701	440,021	333,256
Long-term investments	—	—	8,400	8,400	18,400
Total assets	2,359,533	1,699,374	1,378,918	1,192,312	901,873
Total liabilities	570,876	452,982	340,026	265,302	236,209
Minority interest	3,918	3,098	4,545	3,617	2,733
Total stockholders’ equity	1,784,739	1,243,294	1,034,347	923,393	662,931

(1)	Results for fiscal 2003 do not include amortization of goodwill as a result of adopting SFAS No. 142. See Note 1(l), included in Item 8 hereof.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting period. The policies discussed below are considered by management to be critical because they are not only important to the portrayal of our financial condition and results of operations but also because application and interpretation of these policies requires both judgment and estimates of matters that are inherently uncertain and unknown. As a result, actual results may differ materially from our estimates.

Sales allowances and bad debt reserves

We principally derive revenue from sales of packaged interactive software games designed for play on videogame consoles (such as the PlayStation 2, Xbox and Nintendo GameCube), PCs and hand-held game machines (such as the Nintendo Game Boy Advance). Product revenue is recognized net of sales allowances. We also have stock-balancing programs for our personal computer products, which allow for the exchange of personal computer products by resellers under certain circumstances. We may decide to provide price protection for both our personal computer and video game system products. In making this determination we evaluate: inventory remaining in the channel, the rate of inventory sell-through in the channel, and our remaining inventory on hand. It is our policy to exchange products or give credits, rather than give cash refunds.

We estimate potential future product returns, price protection and stock-balancing programs related to current period product revenue. We analyze historical returns, current sell-through of distributor and retailer inventory of our products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products and other related factors when evaluating the adequacy of the sales returns and price protection allowances. In addition, management monitors and manages the volume of our sales to retailers and distributors and their inventories, as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. In the past, actual returns have not generally exceeded our reserves. However, actual returns and price protections may materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of product returns for our products may increase as the Xbox, Nintendo GameCube and PlayStation 2 consoles pass the midpoint of their lifecycle and an increasing number and aggregate amount of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates for these matters, if we changed our assumptions and estimates, our returns reserves would change, which would impact the net revenue we report. For example, if actual returns were significantly greater than the reserves we have established, the actual results would decrease our reported revenue. Conversely, if actual returns were significantly less than our reserves, this would increase our reported revenue.

Similarly, significant judgment is required to estimate our allowance for doubtful accounts in any accounting period. We determine our allowance for doubtful accounts by evaluating customer creditworthiness in the context of current economic trends. Depending upon the overall economic climate and the financial condition of our customers, the amount and timing of our bad debt expense could change significantly.

We cannot predict customer bankruptcies or an inability of any of our customers to meet their financial obligations to us. Therefore, our estimates could differ materially from actual results.

Our gross accounts receivable balance was $246.7 million and our allowance for product returns, pricing allowances and doubtful accounts was $164.6 million as of March 31, 2003. As of March 31, 2002, our gross accounts receivable balance was $306.4 million and our allowance for product returns, pricing allowances and doubtful accounts was $115.9 million. Reserves for bad debts and sales allowances increased 42 percent from $115.9 million at March 31, 2002 to $164.6 million at March 31, 2003. The increase in the overall reserves as of March 31, 2003 is due to the increase in gross revenue in the six and 12 months ended March 31, 2003 compared to the same periods in the prior fiscal year. Net revenue increased 44 percent during fiscal 2003 due to the higher installed base of PlayStation 2 consoles and having a full year of sales of games for the Xbox and Nintendo GameCube. The increase in price protection and sales returns is directly attributable to the increase in sales that occurred during fiscal 2003. Sales return and price protection requirements as a percentage of gross revenue in the six and 12 months ended March 31, 2003 have remained relatively constant compared to the same periods in the prior fiscal year. We have recorded reserves for returns of product and price protection credits issued for products sold in prior periods. We believe these reserves are adequate based on historical experience and our current estimate of potential returns and allowances.

Prepaid royalties

Prepaid royalties consist primarily of prepayments we make for manufacturing royalties, advances paid to our co-publishing and/or distribution affiliates and license fees paid to celebrities, professional sports organizations and other organizations for our use of their trade name and content. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual or effective royalty rate as cost of goods sold based on actual net product sales. We evaluate the future realization of prepaid royalties quarterly and charge to cost of goods sold any product post-launch amounts we deem unlikely to be realized through product sales. Any impairments on pre-launch advances are charged to research and development expense. We rely on forecasted revenue to evaluate the future realization of prepaid royalties. If actual revenue, or revised sales forecasts, fall below the initial forecasted sales, the charge may be larger than anticipated in any given quarter. Once the charge has been taken, that amount will not be expensed in future quarters when the product has shipped. The current portion of prepaid royalties, included in other current assets, was $39.9 million at March 31, 2003 and $65.5 million at March 31, 2002. The long-term portion of prepaid royalties, included in other assets, was $7.4 million at March 31, 2003 and $1.2 million at March 31, 2002.

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

Under current accounting standards, we make judgments about the remaining useful lives of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet. In order to determine if an other-than-temporary impairment has occurred, management makes various assumptions about the future value of the asset, by evaluating future business prospects and estimated cash flows. Our future net cash flows are primarily dependent on the sale of products for play on proprietary video game platforms. The success of our products is affected by our ability to accurately predict which platforms and which products we develop will be successful. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Due to product sales shortfalls, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge recorded in the future. We recorded asset impairment charges of $66.3 million during fiscal 2003 and $12.8 million during fiscal 2002. See Note 19 of the Notes to Consolidated Financial Statements, included in Item 8 hereof, for a discussion of the asset impairment charges recorded.

On April 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. As a result of adopting this standard, we will continue to amortize finite-lived intangibles, but no longer amortize certain other intangible assets, most notably goodwill. In lieu of amortization, SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit. The first step, which was required to be completed by September 30, 2002, tests for impairment by applying fair value-based tests at the Company’s reporting unit level. The second step (if necessary), required to be completed by March 31, 2003, measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. We completed the first step of transitional goodwill impairment testing during the first quarter of fiscal 2003 and found no indicators of impairment of our recorded goodwill. As a result, we have recognized no transitional impairment loss in fiscal 2003 in connection with the adoption of SFAS No. 142. We completed the annual impairment test in the fourth quarter of fiscal 2003 with a measurement date of January 1, 2003 and found no indicators of impairment of our recorded goodwill. Future impairment tests may result in a charge to earnings and there is a potential for a write down of goodwill in connection with the annual impairment test. Following adoption of SFAS No. 142, we continue to evaluate whether any event has occurred which might indicate that the carrying value of an intangible asset is not recoverable.

Income taxes

In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations and making judgments regarding the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction. Tax exposures can involve complex issues and may require an extended period to resolve. To determine the quarterly tax rate, we are required to estimate full-year income and the related income tax expense in each jurisdiction. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.

RESULTS OF OPERATIONS

Comparison of Fiscal 2003 to 2002:

Revenue

We principally derive revenue from sales of packaged interactive software games designed for play on videogame consoles (such as the PlayStation 2, Xbox and Nintendo GameCube), PCs and hand-held game machines (such as the Nintendo Game Boy Advance). We also derive additional revenue from selling subscriptions to some of our online games, selling advertisements on our online web pages, selling our packaged goods through our online store and by allowing other companies to manufacture and sell our products in conjunction with other products.

Geographically, our net revenue for the fiscal years ended March 31, 2003 and 2002 break down as follows (in thousands):

	2003	2002	Increase	% change

North America	$1,435,718	$1,093,244	$342,474	31%
Europe	878,904	519,458	359,446	69%
Asia Pacific	87,569	53,376	34,193	64%
Japan	80,053	58,597	21,456	37%

International	1,046,526	631,431	415,095	66%

Consolidated Net Revenue	$2,482,244	$1,724,675	$757,569	44%

Net Revenue

Net Revenue for fiscal 2003 increased by 44 percent as compared to fiscal 2002. The increase in net revenue was driven by the following:

•	Increase in PlayStation 2 net revenue of $427.8 million driven by strong sales of key titles released in multiple territories including Medal of Honor Frontline, The Lord of the Rings, The Two Towers, Harry Potter and the Chamber of Secrets and The Sims.
•	Higher installed base of game consoles, most notably the PlayStation 2. Net revenue from sales associated with the PlayStation 2 platform increased 89 percent to $910.7 million versus $482.9 million in the prior fiscal year.
•	Higher installed base of the Xbox console, which is now available in every major market in which we operate. Fiscal 2003 contains 12 months of revenue from Xbox titles versus five months in fiscal 2002 due to the launch of this platform in November 2001. In fiscal 2003, we generated $219.4 million in net revenue from Xbox titles versus $78.4 million a year ago.
•	Higher installed base of the Nintendo GameCube console, which is now available in every major market in which we operate. In fiscal 2002, Nintendo GameCube was only available in North America and Japan. In addition, fiscal 2003 contains 12 months of revenue from GameCube titles versus seven months in fiscal 2002 due to the launch of this platform in September 2001 in Japan and November 2001 in North America. In fiscal 2003, we generated $176.7 million in net revenue from Nintendo GameCube titles versus approximately $51.7 million a year ago.
•	Net revenue from co-publishing and distribution products increased by 40 percent to $375.8 million versus $269.0 million in the prior fiscal year. The increase was due in large part to sales of Kingdom Hearts, 1503 A.D. The New World and higher Battlefield 1942 franchise net revenue for an aggregate increase of $105.0 million in fiscal 2003.
•	Net revenue from PC products increased by nine percent, mainly due to an increase in sales of The Sims franchise titles and new net revenue from SimCity 4, released in the fourth quarter of fiscal

2003, for an aggregate increase of $71.0 million in net revenue. This increase was partially offset by lower net revenue on prior year releases Black and White and Dune Emperor totaling $32.2 million.
•	Net revenue for the older generation PlayStation declined year over year as customers migrated to newer consoles.

We expect lower overall industry pricing in fiscal 2004.

North America

For fiscal 2003, net revenue from sales in North America increased by 31 percent to $1.4 billion versus $1.1 billion in fiscal 2002. Growth in North American net revenue was driven by:

•	Higher installed base of the PlayStation 2, resulting in an increase of $208.0 million in revenue from PlayStation 2 products, due in part to Sony’s price cut of the hardware in North America in May 2002. This was reflected in strong sales of Medal of Honor Frontline, The Lord of the Rings, The Two Towers, The Sims, Harry Potter and the Chamber of Secrets and Need for Speed: Hot Pursuit 2 which generated a total of $201.2 million in net revenue in North America.
•	Higher installed base of Xbox consoles resulting in an increase in revenue from Xbox titles of $89.2 million. The launch of the Xbox platform in North America occurred in November 2001. Consequently, fiscal 2002 contained only five months of Xbox revenue versus 12 months of revenue in fiscal 2003.
•	Higher installed base of Nintendo GameCube consoles resulting in increased revenue from Nintendo GameCube titles of $64.7 million. Fiscal 2003 contains 12 months of revenue from Nintendo GameCube titles versus five months in fiscal 2002 due to the launch of this platform in November 2001. Additionally, in 2003 we released 17 games on the Nintendo GameCube platform compared to five releases in the prior year.
•	Revenue from co-publishing and distribution revenue increased by $37.3 million in fiscal 2003. The increase was primarily due to sales of Kingdom Hearts, Ty the Tasmanian Tiger and higher current year net revenue for the Battlefield 1942 franchise titles, for an aggregate increase of $89.8 million, partially offset by a decrease in revenue on Final Fantasy franchise titles, $59.8 million.
•	Net revenue from titles associated with PlayStation declined $49.4 million year over year as customers migrated to newer consoles.

Our agreement to distribute Square products in North America will terminate on June 30, 2003 (see Joint Ventures and Investments, included in Item 1 hereof). We recorded $84.5 million in net revenue in fiscal 2003 and $80.8 million in net revenue in fiscal 2002 from sales of Square products in North America.

International

Europe

For fiscal 2003, net revenue from sales in Europe increased by 69 percent to $878.9 million versus $519.5 million in fiscal 2002. Net revenue growth in Europe was driven by:

•	Increase of $185.8 million from sales of titles for the PlayStation 2, most notably Medal of Honor Frontline, The Lord of the Rings, The Two Towers, Harry Potter and the Chamber of Secrets and The Sims for an aggregate of $145.3 million in net revenue, as well as a higher installed base of the PlayStation 2 hardware, due in part to Sony’s hardware price cut in Europe in August 2002.
•	Revenue from sales of titles designed for the Nintendo GameCube and Xbox platforms. We released 17 titles worldwide for the Nintendo GameCube, which launched in May 2002 in Europe, resulting in revenues of $57.7 million. Revenue from sales of Xbox products increased by $46.5 million with 19 Xbox titles available in Europe in fiscal 2003 versus three in 2002. The launch of Xbox in Europe occurred in March 2002. Consequently, our fiscal 2002 results contained only one month of revenue from sales of Xbox products versus 12 months in fiscal 2003.

•	Increase of $52.4 million in sales of PC titles primarily due to higher current year net revenue for The Sims franchise titles, and current year sales of SimCity 4 and 2002 FIFA World Cup for an aggregate increase of $47.9 million.

Asia Pacific

For fiscal 2003, net revenue from sales in the Asia Pacific region, excluding Japan, increased by 64 percent to $87.6 million versus $53.4 million in fiscal 2002. Growth in net revenue in Asia Pacific was driven by:

•	Sales of PlayStation 2 titles increased by $15.7 million, due to strong sales of The Lord of the Rings, The Two Towers, Medal of Honor Frontline and Harry Potter and the Chamber of Secrets totaling $10.9 million in net revenue.
•	Sales of co-publishing and distribution titles increased $11.1 million mainly due to sales of Final Fantasy X and Battlefield 1942 totaling $4.2 million in the current fiscal year.
•	Additionally, revenue from sales of Xbox titles increased $6.3 million due to higher installed base and 20 Xbox titles available in the Asia Pacific region in 2003 versus three in 2002. Significant Xbox titles released in fiscal 2003 included Medal of Honor Frontline, Harry Potter and the Chamber of Secrets, Need for Speed: Hot Pursuit 2 and FIFA 2003 which generated a total of $3.2 million in net revenue.

Japan

For fiscal 2003, net revenue from sales in Japan increased by 37 percent to $80.1 million versus $58.6 million in fiscal 2002. Growth in net revenue in Japan was driven by:

•	Higher PlayStation 2 installed base and strong sales of PlayStation 2 titles, most notably Medal of Honor Frontline, 2002 FIFA World Cup and Project FIFA World Cup, which generated a total of $15.7 million in net revenue in fiscal 2003.
•	Increase in revenues from co-publishing and distribution products of $11.0 million due in large part to sales of Final Fantasy 11.
•	These increases were offset by the expected decrease in PlayStation revenue of $5.7 million.

Revenue by Product Line

Information about our worldwide net revenue by product line for fiscal 2003 and 2002 is presented below (in thousands):

			Increase/
	2003	2002	(Decrease)	% change

PlayStation 2	$910,693	$482,882	$427,811	89%
PC	499,634	456,292	43,342	9%
Xbox	219,378	78,363	141,015	180%
Nintendo GameCube	176,656	51,740	124,916	241%
PlayStation	99,951	189,535	(89,584)	(47%	)
Game Boy Advance	79,093	43,653	35,440	81%
Online Subscriptions	37,851	30,940	6,911	22%
Advertising	31,988	38,024	(6,036)	(16%	)
Game Boy Color	26,293	38,026	(11,733)	(31%	)
License, OEM and Other	24,948	46,210	(21,262)	(46%	)

	2,106,485	1,455,665	650,820	45%
Co-publishing and Distribution	375,759	269,010	106,749	40%

Consolidated Net Revenue	$2,482,244	$1,724,675	$757,569	44%

PlayStation 2 Net Revenue (in thousands)

	% of net		% of net
2003	revenue	2002	revenue	% change

$910,693	37%	$482,882	28%	89%

Net revenue from PlayStation 2 titles increased in fiscal 2003 by 89 percent to $910.7 million versus $482.9 million in the prior fiscal year. The increase was primarily due to the following:

•	Strong consumer acceptance of the PlayStation 2 game console in every major market in which we operate.
•	Higher installed base of the PlayStation 2 console due in part to Sony’s hardware price cut in North America in May 2002 and in Europe in August 2002.
•	Sales of Medal of Honor Frontline, The Lord of the Rings, The Two Towers, Harry Potter and the Chamber of Secrets and The Sims which generated a total of $343.7 million of net revenue in multiple territories.
•	Strength of other PlayStation 2 franchise titles with higher net revenue on current year releases versus prior year releases including: James Bond 007, FIFA, Madden NFL, Tiger PGA Tour and NCAA Football for an aggregate increase of $96.0 million.

We expect revenue from PlayStation 2 products to continue to grow in fiscal 2004, but not at the same rate as in fiscal 2003.

Personal Computer Net Revenue (in thousands)

	% of net		% of net
2003	revenue	2002	revenue	% change

$499,634	20%	$456,292	26%	9%

Net revenue from sales of titles for the PC increased in fiscal 2003 by nine percent to $499.6 million versus $456.3 million in the prior fiscal year. The increase was primarily due to strong sales of The Sims franchise titles, and the release of SimCity 4, for a combined increase of $71.0 million, partially offset by lower net revenue on prior year releases Black and White and Dune Emperor totaling $32.2 million. We expect revenue from PC products to be relatively flat in fiscal 2004.

Xbox Net Revenue (in thousands)

	% of net		% of net
2003	revenue	2002	revenue	% change

$219,378	9%	$78,363	5%	180%

Net revenue from sales of Xbox products increased in fiscal 2003 by 180 percent to $219.4 million versus $78.4 million in the prior fiscal period. The increase was primarily due to the following:

•	The Xbox was launched in the United States in November 2001 and in Europe in March 2002. Therefore, in fiscal 2002, there was only a short period (five months in the United States and one month in Europe) during which we were able to release Xbox titles. We released fewer Xbox titles (10 in fiscal 2002 versus 16 in fiscal 2003) and the installed base of Xbox hardware was significantly smaller in fiscal 2002 than in fiscal 2003.
•	Sales of Medal of Honor Frontline, NCAA Football 2003 and The Lord of the Rings, The Two Towers, which generated an aggregate of $41.2 million of net revenue in North America.
•	Sales of FIFA 2003, James Bond 007: Nightfire, Medal of Honor Frontline and Harry Potter and the Chamber of Secrets, which generated an aggregate of $27.4 million of net revenue in Europe.

We expect net revenue from Xbox products to continue to grow in fiscal 2004, but for the rate of growth to decrease.

Nintendo GameCube Net Revenue (in thousands)

	% of net		% of net
2003	revenue	2002	revenue	% change

$176,656	7%	$51,740	3%	241%

Net revenue from sales of Nintendo GameCube titles increased in fiscal 2003 by 241 percent to $176.7 million versus $51.7 million in the prior fiscal year. The increase was primarily due to the following:

•	Higher installed base of the Nintendo GameCube platform, which is now available in every major market in which we operate. The Nintendo GameCube was launched in North America in November 2001 and in Japan in September 2001. The Nintendo GameCube was not launched in Europe until May 2002.
•	In total, we released 17 Nintendo GameCube titles during fiscal 2003 versus five Nintendo GameCube titles a year ago. Significant titles released in fiscal 2003 were Harry Potter and the Chamber of Secrets, Medal of Honor Frontline, Need for Speed: Hot Pursuit 2 and Lord of the Rings, The Two Towers which generated an aggregate of $68.7 million in net revenue. Significant titles in the prior year were Madden NFL 2002 and James Bond 007 in . . . Agent Under FireTM.

We expect net revenue from Nintendo GameCube products to continue to grow in fiscal 2004, but for the rate of growth to decrease.

PlayStation Net Revenue (in thousands)

	% of net		% of net
2003	revenue	2002	revenue	% change

$99,951	4%	$189,535	11%	(47%)

As we expected, the decrease in revenue from sales of PlayStation titles in fiscal 2003 compared to fiscal 2002 was attributable to the market transition to newer generation console systems. Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of current PlayStation products to continue to decline in fiscal 2004.

Game Boy Advance and Game Boy Color Net Revenue (in thousands)

		% of net		% of net
	2003	revenue	2002	revenue	% change

Game Boy Advance	$79,093	3%	$43,653	3%	81%

Game Boy Color	$26,293	1%	$38,026	2%	(31%)

•	Net revenue from sales of Game Boy Advance titles increased in fiscal 2003 by 81 percent to $79.1 million versus $43.7 million in the prior fiscal year primarily due to an increased number of Game Boy Advance titles available in fiscal 2003. In fiscal 2003, seven titles were released on the Game Boy Advance platform compared to three in 2002. Also due to strong current year sales of The Lord of the Rings, The Two Towers and higher net revenue on the fiscal 2003 release of the Harry Potter franchise title, generating an aggregate increase of $30.8 million.
•	Net revenue from sales of Game Boy Color titles decreased 31 percent in fiscal 2003 compared to the prior fiscal year primarily due to the release of the hit title last year, Harry Potter and the Sorceror’s Stone, as well as revenues from The World is Not Enough and Madden NFL 2002, versus only one new title released in the current year, Harry Potter and the Chamber of Secrets. Additionally, the decrease in Game Boy Color net revenue for fiscal year ended March 31, 2003 compared to the prior year was attributable to the market transition to next generation console systems. We expect sales of current Game Boy Color products to continue to decline in fiscal 2004.

Online Subscription and Advertising Net Revenue (in thousands)

		% of net		% of net
	2003	revenue	2002	revenue	% change

Online Subscription	$37,851	2%	$30,940	2%	22%

Advertising	$31,988	1%	$38,024	2%	(16%)

•	Net revenue from subscription fees for our online games increased 22 percent in fiscal 2003 compared to the prior fiscal year primarily due to the launch in fiscal 2003 of Earth & Beyond, and The Sims Online, and higher subscription revenue from Motor City Online, generating an aggregate increase of $8.6 million. These increases were partially offset by $1.1 million in Platinum and Sports subscription offerings, which we discontinued in November 2001.
•	Revenue derived from advertising on our online games sites decreased 16 percent in fiscal 2003 compared to the prior fiscal year primarily due to $3.8 million in lower advertising revenue generated from AOL and co-branded AOL online properties, and a $1.8 million decrease in online advertising purchased by online game companies who link their games sites to ours. We expect advertising revenue to decline in fiscal 2004 as we have been advised by AOL to expect significant declines in future advertising-related revenue.

We expected The Sims Online to be our flagship online subscription offering. Through March 31, 2003, however, the number of units sold and number of subscribers for The Sims Online and Earth & Beyond have been below our expectations. As a result, we canceled most of our plans to develop similar online products and have consolidated the operations of our online games business into our core business. See Note 19 of the Notes to Consolidated Financial Statements, included in Item 8 hereof.

Co-publishing and Distribution Net Revenue (in thousands)

	% of net		% of net
2003	revenue	2002	revenue	% change

$375,759	15%	$269,010	16%	40%

Net revenue from co-publishing products and distribution products increased 40 percent to $375.8 million in fiscal 2003 compared to $269.0 million in the prior fiscal year primarily due to strong sales of hit titles including Kingdom Hearts, 1503 A.D. The New World and higher Battlefield 1942 franchise net revenue, for an aggregate increase of $105.0 million in fiscal 2003.

Operations by Segment

In fiscal 2003 and 2002, we operated and reported our business in two business segments:

•	EA Core business segment: creation, marketing and distribution of interactive entertainment software.
•	EA.com business segment: creation, marketing and distribution of interactive entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

The EA.com business segment represented our online and e-Commerce businesses. The EA.com business segment included subscription revenue collected for Internet game play on our websites, website advertising, sales of packaged goods for Internet-only games and sales of our packaged goods games sold through the our web store. The Consolidated Statements of Operations includes all revenue and costs directly and indirectly attributable to the EA.com business segment, including charges for shared facilities, functions and services. Certain costs and expenses are subjective and allocations were based on management’s estimates. See Note 18 of the Notes to Consolidated Financial Statements, included in Item 8 hereof.

In March 2003, we consolidated the operations of the EA.com business segment into our core business. We now consider online functionality to be integral to our existing and future products. Accordingly, beginning April 1, 2003, we no longer manage our online products and services as a separate business segment, and we will consolidate the reporting related to our online products and services into reporting for the overall development and publication of our core products for all reporting periods ending after that date. We believe that this will better reflect the way in which our Chief Operating Decision Maker reviews and manages our business and reflects the importance of our online products and services relative to the rest of our business. We believe we will only have one reportable segment in fiscal 2004 as a result of restructuring the EA.com business. Concurrently, we will also eliminate separate reporting for our Class B Common Stock for all reporting periods ending after April 1, 2003.

Our view and reporting of business segments may change due to changes in the underlying business facts and circumstances and the evolution of our reporting to our Chief Operating Decision Maker.

Information about our operations by segment for fiscal 2003 and 2002 is presented below (in thousands):

	Fiscal Year Ended March 31, 2003

	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenue	$2,400,669	$81,575	$2,482,244
Cost of goods sold	1,056,385	16,417	1,072,802

Gross profit	1,344,284	65,158	1,409,442
Operating expenses:
Marketing and sales(a)	289,933	42,520	332,453
General and administrative	123,538	7,321	130,859
Research and development(b)	299,294	101,696	400,990
Amortization of intangibles(c)	3,526	3,956	7,482
Restructuring charges	11,014	4,088	15,102
Asset impairment charges	3,442	62,887	66,329

Total operating expenses	730,747	222,468	953,215

Operating income (loss)	613,537	(157,310)	456,227
Interest and other income (expense), net	5,452	(230)	5,222

Income (loss) before provision for income taxes and minority interest	618,989	(157,540)	461,449
Provision for income taxes	143,049	—	143,049

Income (loss) before minority interest	475,940	(157,540)	318,400
Minority interest in consolidated joint venture	(1,303)	—	(1,303)

Net income (loss) before retained interest in EA.com	474,637	(157,540)	317,097
Net loss related to retained interest in EA.com	(145,425)	145,425	—

Net income (loss)	$329,212	$(12,115)	$317,097

	Fiscal Year Ended March 31, 2002

	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenue	$1,647,502	$77,173	$1,724,675
Cost of goods sold	797,894	16,889	814,783

Gross profit	849,608	60,284	909,892
Operating expenses:
Marketing and sales(a)	202,749	38,360	241,109
General and administrative	96,919	10,140	107,059
Research and development(b)	250,590	129,974	380,564
Amortization of intangibles(c)	12,888	12,530	25,418
Restructuring charges	—	7,485	7,485
Asset impairment charges	—	12,818	12,818

Total operating expenses	563,146	211,307	774,453

Operating income (loss)	286,462	(151,023)	135,439
Interest and other income (expense), net	13,472	(624)	12,848

Income (loss) before provision for income taxes and minority interest	299,934	(151,647)	148,287
Provision for income taxes	45,969	—	45,969

Income (loss) before minority interest	253,965	(151,647)	102,318
Minority interest in consolidated joint venture	(809)	—	(809)

Net income (loss) before retained interest in EA.com	253,156	(151,647)	101,509
Net loss related to retained interest in EA.com	(128,900)	128,900	—

Net income (loss)	$124,256	$(22,747)	$101,509

(a)	EA.com Marketing and Sales includes $17.9 million of Carriage Fee in fiscal 2003 and fiscal 2002.

(b)	EA.com Research and Development includes $43.0 million of Network Development and Support for fiscal 2003 and $59.5 million in fiscal 2002; and includes $10.0 million of Customer Relationship Management for fiscal 2003 and $10.6 million in fiscal 2002.

(c)	Results for fiscal 2003 do not include amortization of goodwill as a result of adopting SFAS No. 142. Amortization of intangibles for fiscal 2002 includes goodwill amortization of $7.4 million for EA Core and $5.7 million for EA.com.

Costs and Expenses, Interest and Other Income, Net, Income Taxes and Net Income (Loss) for both EA Core and EA.com Segments

Cost of Goods Sold. Cost of goods sold for our disk-based and cartridge-based products consists of actual product costs, royalties expense for celebrities, professional sports and other organizations and independent software developers, manufacturing royalties, net of volume discounts, expense for defective products, write-off of post-launch prepaid royalty costs, and operations expense. Cost of goods sold for our online product subscription business consists primarily of data center and bandwidth costs associated with hosting our websites, credit card fees and royalties for use of EA and third party properties. Cost of goods sold for our website advertising business consists primarily of ad serving costs.

Marketing and Sales. Marketing and sales expenses consist of personnel-related costs, advertising and marketing and promotional expenses, net of coop advertising expense reimbursements. In addition, marketing and sales includes the amortization of the fees payable under our agreement with AOL for the distribution, or “carriage”, of our online games on their network, which began with the launch of our online games service in October 2000. See Note 5 of the Notes to Consolidated Financial Statements, included in Item 8 hereof.

General and Administrative. General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, and allowances for bad debts.

Research and Development. Research and development expenses consist of personnel-related costs, consulting, equipment depreciation, customer relationship management expenses associated with our products and write-offs of pre-launch prepaid royalties. Research and development expenses for the EA.com business segment include expenses incurred by EA Studios consisting of direct development costs and related overhead costs in connection with the development and production of our online games. Research and development expenses also include network development and support costs directly incurred by the EA.com business segment. Network development and support costs consist of expenses associated with development of website content, depreciation on server equipment to support online games, network infrastructure direct expenses, software licenses and maintenance, and network and management overhead.

Cost of Goods Sold (in thousands)

	% of net		% of net
2003	revenue	2002	revenue	% change

$1,072,802	43.2%	$814,783	47.2%	31.7%

Cost of goods sold as a percentage of revenue decreased by 4 percentage points to 43.2 percent in fiscal 2003 from 47.2 percent in fiscal 2002 primarily due to:

•	Higher PC margins contributing a 1.7 percentage point increase to the total gross margins, due to higher sales of wholly-owned intellectual properties such as SimCity 4 and Command & Conquer Generals, lower developer royalties in general and higher average sales prices.
•	Higher margins on co-publishing and distribution products contributing 0.9 percent to the total gross margins, due to higher volume of co-publishing products, which have a higher gross margin than distribution products, released in fiscal 2003, such as Battlefield 1942, Ty the Tasmanian Tiger and The Simpsons Road Rage.
•	Higher margins on PlayStation 2 products contributing 0.8 percent to the total gross margins due to volume discounts received from Sony and lower average manufacturing royalty rates.

Marketing and Sales (in thousands)

	% of net		% of net
2003	revenue	2002	revenue	% change

$332,453	13.4%	$241,109	14.0%	37.9%

Marketing and sales expenses increased by 37.9 percent in fiscal 2003 compared to fiscal 2002 primarily due to:

•	The release of 86 SKUs in fiscal 2003 versus 64 SKUs last year. The primary increase in marketing and sales expense in fiscal 2003 related to higher advertising spending of $46.1 million to support product releases on multiple platforms and across multiple territories including Madden NFL 2003, NBA Live 2003, The Lord of the Rings, The Two Towers, Harry Potter and the Chamber of Secrets, The Sims franchise titles and The Sims Online.
•	Increase in headcount and related expenses of $20.5 million to support the growth of our marketing and sales functions worldwide.

As a percentage of net revenue, marketing and sales expenses declined from 14.0 percent of net revenue in fiscal 2002 to 13.4 percent of revenue in fiscal 2003. Marketing and sales includes vendor reimbursements for advertising expenses of $28.2 million in fiscal 2003 and $8.9 million in fiscal 2002 to support key titles.

General and Administrative (in thousands)

	% of net		% of net
2003	revenue	2002	revenue	% change

$130,859	5.3%	$107,059	6.2%	22.2%

General and administrative expenses increased by 22.2 percent in fiscal 2003 compared to fiscal 2002 primarily due to an increase in payroll costs of $26.9 million to support the increased growth of these functions worldwide.

As a percentage of net revenue, general and administrative expenses declined from 6.2 percent of net revenue in fiscal 2002 to 5.3 percent of net revenue.

Research and Development (in thousands)

	% of net		% of net
2003	revenue	2002	revenue	% change

$400,990	16.1%	$380,564	22.0%	5.4%

Research and development expenses increased by 5.4 percent in fiscal 2003 compared to fiscal 2002 primarily due to:

•	Higher EA Core business segment expenses, which increased by $48.7 million, or 19 percent, due to additional headcount-related expenses, offset by lower advance write-offs of $27.2 million in fiscal 2003.
•	Partially offset by lower EA.com business segment spending, which decreased by $28.3 million, or 22 percent, as a result of lower salary expense and development spending on discontinued products. The decrease in spending was partially offset by higher development spending associated with The Sims Online.

As a percentage of revenue, research and development expenses declined from 22.0 percent of net revenue in fiscal 2002 to 16.1 percent of net revenue in fiscal 2003. Research and development includes vendor reimbursements for development expenses of $15.0 million in fiscal 2003 and $17.0 million in fiscal 2002 to support key titles.

We expect research and development spending to increase in fiscal 2004 due to an increase in development spending for next generation console products including the PlayStation 2, Xbox and Nintendo GameCube, as well as extending our investment in the PC platform.

Amortization of Intangibles (in thousands)

	% of net		% of net
2003	revenue	2002	revenue	% change

$7,482	0.3%	$25,418	1.5%	(70.6%)

Amortization of intangibles results primarily from our acquisitions of Westwood, Kesmai, DreamWorks Interactive, ABC Software, Pogo and other acquisitions. Amortization of intangibles was $3.5 million for the EA Core business segment and $4.0 million for the EA.com business segment for fiscal 2003. Amortization of intangibles was $12.9 million for the EA Core business segment and $12.5 million for the EA.com business segment for fiscal 2002.

The decrease in amortization in fiscal 2003 of $17.9 million, was driven by:

•	Adoption of SFAS No. 142 in fiscal 2003. For fiscal 2002, amortization of goodwill totaled $13.1 million.

•	Certain identifiable intangible assets related to Westwood and DreamWorks were amortized in fiscal 2002 resulting in a decrease of $3.5 million.
•	Impairment of Pogo and Kesmai finite-lived intangible assets as a result of the restructuring of the EA.com segment in fiscal 2003 and 2002 resulting in a decrease of $2.9 million.

In addition, we recorded intangible impairment charges relating to our restructuring of the EA.com business segment of $12.4 million in fiscal 2003 and $1.6 million in fiscal 2002 (see our discussion under “Restructuring and Asset Impairment Charges” below).

Restructuring and Asset Impairment Charges (in thousands)

		% of net		% of net
	2003	revenue	2002	revenue	% change

Restructuring Charges	$15,102	0.6%	$7,485	0.4%	101.8%

Asset Impairment Charges	$66,329	2.7%	$12,818	0.8%	417.5%

EA Core Business Segment

During fiscal 2003, we closed our office located in San Francisco, California and our studio located in Seattle, Washington. The office and studio closures were a result of our strategic decision to consolidate local development efforts in Redwood City, California and Vancouver, Canada. We recorded total pre-tax restructuring charges of $7.9 million and asset impairment charges of $1.5 million. This charge consists of $7.3 million for consolidation of facilities, $1.5 million for the write-off of non-current assets and $0.6 million for workforce reductions. The facilities charge was net of a reduction in deferred rent of $0.5 million.

The exit plans resulted in a workforce reduction of approximately 33 personnel in development and administrative departments. The estimated costs for consolidation of facilities included contractual rental commitments under the real estate lease for vacated office space, offset by estimated future sub-lease income. In addition, the exit plans resulted in the write-off of certain non-current fixed assets, primarily leasehold improvements.

Additionally, during fiscal 2003, we consolidated our Los Angeles, Irvine and Las Vegas studios into one major game development studio in Los Angeles. These measures were taken in order to maximize efficiencies and streamline the creative development process and operations of our studios. In connection with these consolidation activities, we recorded a total pre-tax restructuring charge of $3.1 million and asset impairment charges of $2.0 million. This charge includes $1.6 million for the shutdown of facilities related to non-cancelable lease payments for permanently vacated properties and associated costs, $2.0 million for the write-off of abandoned equipment and leasehold improvements at facilities that were permanently vacated and $1.5 million for employee severance expenses related to involuntary terminations.

EA.com Business Segment

Fiscal 2003 Restructuring

During fiscal 2003, we consolidated the operations of the EA.com business segment into our core business, and have eliminated separate reporting for our Class B common stock for all future reporting periods after fiscal 2003. As a result of this restructuring, we recorded a pre-tax charge of $67.0 million in fiscal 2003, consisting of $1.8 million for workforce reductions, $2.3 million for consolidation of facilities and other administrative charges, and $62.9 million for the write-off of non-current assets. We will make adjustments to the restructuring reserves in future periods, if necessary, based upon the then-current events and circumstances.

The restructuring plan resulted in the termination of approximately 50 employees, mostly in research and development. The estimated costs for consolidation of facilities and other administrative charges included contractual rental commitments under real estate leases for unutilized office space offset by estimated future sub-lease income and costs to close the facilities.

We performed an evaluation of asset impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to adjust the depreciable assets and remaining finite-lived identifiable intangibles utilized in the EA.com business segment to their estimated fair value. This test was performed in the fourth quarter of fiscal 2003 and the measurement date was January 1, 2003. In February 2003, our only outside holder of Class B common stock, AOL, exercised its right to exchange its Class B shares for shares of Class A common stock. In late December 2002, we launched The Sims Online, an online game based on our very popular The Sims line of PC games, which have sold over 20 million units worldwide. The Sims Online was expected to be our flagship online subscription offering. Through March 31, 2003, the number of units sold and number of subscribers for The Sims Online, along with other EA.com business segment revenue, were significantly below our expectations. As a result of these triggering events in the fourth quarter of fiscal 2003, we canceled most of our plans to develop similar online products and substantially reduced our expected future undiscounted cash flows related to these long-lived assets. We recorded impairment charges on long-lived assets of $62.9 million, including $24.9 million relating to impaired customized internal-use software systems for our online games and website infrastructure, $25.6 million for other long-lived assets and $12.4 million of finite-lived intangibles impairment charges relating to our Kesmai and Pogo online game studios. There are no assurances that the impairment factors evaluated by management will not change in subsequent periods and accordingly, we may record additional impairment charges in future periods.

In conjunction with our annual policy to reassess the remaining useful lives of goodwill and certain indefinite-lived intangibles and to test the recoverability of these long-lived assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2003, we also performed fair-value-based tests to evaluate impairment of assets included in the EA.com reporting unit. Under this test, the fair-value-based tests did not indicate an impairment of our recorded goodwill and certain indefinite-lived intangibles at the EA.com reporting unit level. However, future impairment tests could result in a charge to earnings and a corresponding write down of goodwill and certain indefinite-lived intangibles.

The following table reflects our unaudited pro forma consolidated basic earnings (loss) per share for the years ended 2003, 2002 and 2001 as if the consolidation of the operations of our EA.com business segment into our core business had occurred at the beginning of each of the periods presented (in thousands, except per share data):

Consolidated

	2003	2002	2001

Net income (loss):
As reported	$317,097	$101,509	$(11,082)
Pro forma	$317,097	$101,509	$(11,082)
Earnings (loss) per share:
As reported — basic	$2.34	$0.91	$0.09
Pro forma — basic	$2.24	$0.74	$(0.08)
Number of shares used in computation:
As reported	140,989	136,832	131,404
Add: conversion of AOL and News Corp Class B	514	684	684
Pro forma	141,503	137,516	132,088

Fiscal 2002 Restructuring

During fiscal 2002, we announced a restructuring plan for our EA.com business segment to reduce its workforce and consolidate facilities. These restructuring and resulting asset impairment charges were necessary in order to focus on key online priorities and reduce the EA.com business segment’s operating cost structure. As a result of this restructuring, we recorded a pre-tax charge of $20.3 million in fiscal 2002, consisting of $4.2 million for workforce reductions, $3.3 million for consolidation of facilities and other administrative charges and $12.8 million for the write-off of non-current assets. We will make adjustments to the restructuring reserves in future periods, if necessary, based upon the-then current events and circumstances.

The restructuring plan resulted in the termination of approximately 270 employees, or one-third of the EA.com business segment workforce, which affected all departments across the organization. The estimated costs for consolidation of facilities are comprised of contractual rental commitments under real estate leases for vacated office space offset by estimated future sub-lease income. Included in these costs are estimated costs to close offices or consolidate facilities in various locations and costs to write off a portion of the assets from these facilities.

In addition, our restructuring efforts required an evaluation of asset impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, to adjust these depreciable assets and certain intangibles to their estimated fair value. We evaluated the impact of consolidating or abandoning certain online technologies and processes and reviewed the effect of changes to our subscription online product offerings in relation to the asset base of the EA.com business segment. As a result, it was determined that certain long-lived assets would be abandoned or were related to products or services that had been discontinued and would therefore be written-down to their estimated net disposal value. Impairment charges on long-lived assets amounted to $12.8 million, including $11.2 million relating to abandoned technologies consisting of customized internal-use software systems for our online infrastructure, $1.0 million of intangibles impairment charges related to our Kesmai online development studio resulting from discontinuing associated products and services and $0.6 million of goodwill charges relating to our San Diego online game studio closure. We may change these impairment factors in subsequent periods and accordingly, we could record additional impairment charges in future periods.

Interest and Other Income, Net (in thousands)

	% of net		% of net
2003	revenue	2002	revenue	% change

$5,222	0.2%	$12,848	0.7%	(59.4%)

Interest and other income, net, in fiscal 2003 decreased from fiscal 2002 primarily due to:

•	Other-than-temporary impairment of investments in affiliates of $10.6 million in fiscal 2003.
•	Partially offset by higher interest income in fiscal 2003 of $5.1 million, as a result of higher average cash balances in the current year.

Income Taxes (in thousands)

	Effective		Effective
2003	tax rate	2002	tax rate	% change

$143,049	31.0%	$45,969	31.0%	211.2%

Our effective tax rate was 31.0 percent for fiscal 2003 and fiscal 2002.

Net Income (in thousands)

	% of net		% of net
2003	revenue	2002	revenue	% change

$317,097	12.8%	$101,509	5.9%	212.4%

Reported net income increased in fiscal 2003 compared to fiscal 2002 primarily related to:

•	Higher revenues and gross profits.
•	Partially offset by an increase in expenses compared to fiscal 2002. The increase in expenses was primarily due to increases in marketing and advertising costs to support a higher number of key releases in multiple territories and spending on our products for the Xbox and Nintendo GameCube consoles which, in fiscal 2003, have been available in all of our significant geographical markets. In addition, there was an increase in expenses due to higher charges for restructuring and asset impairment in fiscal 2003 as compared to fiscal 2002.

Although the dollar amount of expenses rose in fiscal 2003 versus fiscal 2002, net income as a percentage of sales increased to 12.8 percent versus 5.9 percent as expenses grew at a slower rate than did our revenues.

Comparison of Fiscal 2002 to 2001:

Revenue

Geographically, our net revenue for the fiscal years ended March 31, 2002 and 2001 break down as follows: (in thousands):

	2002	2001	Increase	% change

North America	$1,093,244	$831,924	$261,320	31%
Europe	519,458	386,728	132,730	34%
Asia Pacific	53,376	51,039	2,337	5%
Japan	58,597	52,582	6,015	11%

International	631,431	490,349	141,082	29%

Consolidated Net Revenue	$1,724,675	$1,322,273	$402,402	30%

North America Net Revenue

The increase in North America net revenue for fiscal 2002 compared to fiscal 2001 was primarily attributable to:

•	A 111 percent increase in PlayStation 2 revenue for the year due to the shipment of key titles such as Madden NFL 2002, James Bond 007 in . . . Agent Under Fire, NBA Street, NBA Live 2002 and SSX Tricky, a higher installed base of hardware and a strong catalogue business. PlayStation 2 launched in October 2000. Consequently, fiscal 2001 includes six months of PlayStation 2 product revenue as compared to 12 months of revenue for PlayStation 2 titles in fiscal 2002.
•	The launch of the Xbox platform in North America in November 2001, which generated $73.6 million in revenue from Xbox titles such as Madden NFL 2002, NBA Live 2002, James Bond 007 in . . . Agent Under Fire, NASCAR Thunder 2002, NHL 2002 and SSX Tricky.
•	The launch of Nintendo GameCube in North America in November 2001, which generated $48.7 million for the year from key GameCube titles such as Madden NFL 2002, James Bond 007 in . . . Agent Under Fire, SSX Tricky, NBA Street and FIFA Soccer 2002.
•	Revenue was generated for the first time in fiscal 2002 by Game Boy Advance titles, amounting to $26.0 million for the year from key titles including Harry Potter and the Sorcerer’s Stone, Madden NFL and NHL 2002. Also, revenue was generated for the first time in fiscal 2002 by Game Boy Color titles, amounting to $16.9 million for the year from titles such as Harry Potter and the Sorcerer’s Stone, Madden NFL 2002 and The World Is Not Enough.
•	Advertising revenue increased by $31.8 million for fiscal 2002, because we had 12 months of advertising revenue in fiscal 2002 compared to only six months of advertising revenue in fiscal 2001. This was because we commenced generating advertising revenue immediately following the launch of our online games website in October 2000. In addition, subsequent to our February 2001 acquisition of Pogo Corporation, advertising revenue generated from Pogo websites was included in our revenues.
•	These increases were partially offset by the continued expected decreases in revenue for PlayStation and Nintendo 64 titles due to the declining markets for those platforms and fewer titles shipped in fiscal 2002 compared to fiscal 2001.

International Net Revenue

The increase in international net revenue for fiscal 2002 compared to fiscal 2001 was attributable to the following:

•	Net revenue from operations in Europe increased by 34 percent compared to fiscal 2001 primarily due to higher sales of PlayStation 2, PC, co-publishing and distribution products, partially offset by the expected decrease of revenue from Sony PlayStation products. PlayStation 2 launched in November 2000. Consequently, fiscal 2001 includes five months of revenue from PlayStation 2 titles as compared to 12 months of revenue from PlayStation 2 titles in fiscal 2002, resulting in an 80 percent increase in revenues from PlayStation 2 titles.
•	Net revenue in our Asia Pacific territory, excluding Japan, increased by five percent compared to fiscal 2001 primarily due to higher sales of PlayStation 2, Game Boy Color and PC titles, partially offset by the expected decrease in PlayStation and Nintendo 64 title sales, and an unfavorable exchange rate comparison of approximately 10 percent. Revenue from PlayStation 2 titles increased by 46 percent, partially offset by a 34 percent decrease in revenue from PlayStation titles in fiscal 2002 compared to fiscal 2001.
•	Net revenue from operations in Japan increased by 11 percent compared to fiscal 2001 primarily due to higher revenue from our co-publishing and distribution titles, and revenue generated from sales of PlayStation, Nintendo GameCube and Xbox products, offset by the strong sales of our first PlayStation 2 title, FIFA Soccer World Championship, in the prior year and weakness in the Yen currency during fiscal 2002 resulting in a rate decrease of approximately 14 percent from fiscal 2001. Also, our operations in Japan did not benefit from our primary PlayStation 2 releases during fiscal 2002, which had more appeal to the North American market. Revenue from PlayStation 2 titles decreased by 50 percent in fiscal 2002 as compared to fiscal 2001.

Information about our worldwide net revenue by product line for fiscal 2002 and 2001 is presented below (in thousands):

			Increase/
	2002	2001	(Decrease)	% change

PlayStation 2	$482,882	$258,988	$223,894	86%
PC	456,292	405,256	51,036	13%
PlayStation	189,535	309,988	(120,453)	(39%	)
Xbox	78,363	—	78,363	N/A
Nintendo GameCube	51,740	—	51,740	N/A
Game Boy Advance	43,653	—	43,653	N/A
Game Boy Color	38,026	—	38,026	N/A
Advertising	38,024	6,175	31,849	516%
Online Subscriptions	30,940	28,878	2,062	7%
License, OEM and Other	46,210	90,710	(44,500)	(49%	)

	1,455,665	1,099,995	355,670	32%
Co-publishing and Distribution	269,010	222,278	46,732	21%

Consolidated Net Revenue	$1,724,675	$1,322,273	$402,402	30%

PlayStation 2 Net Revenue (in thousands)

	% of net		% of net
2002	revenue	2001	revenue	% change

$482,882	28%	$258,988	19%	86%

Net revenue increased in fiscal 2002 due to the higher installed base of PlayStation 2 consoles and more titles, including catalogue titles, available on the platform compared to fiscal 2001. Major releases in fiscal 2002 included Madden NFL 2002, James Bond 007 in . . . Agent Under Fire, FIFA 2002, NBA Street, NBA

Live 2002, NCAA Football 2002, SSX Tricky, NHL 2002 and NASCAR Thunder 2002. We released 18 PlayStation 2 titles in fiscal 2002 compared to 15 in the prior fiscal year.

Personal Computer Net Revenue (in thousands)

	% of net		% of net
2002	revenue	2001	revenue	% change

$456,292	26%	$405,256	31%	13%

The increase in sales of PC products in fiscal 2002 compared to the prior fiscal year was primarily due to the continued strong sales of The Sims, which shipped in fiscal 2000. Key fiscal 2002 product releases were Harry Potter and the Sorcerer’s Stone, The Sims Hot Date Expansion Pack, Medal of Honor: Allied Assault™, Command & Conquer Renegade™ and Madden NFL 2002. We released 16 PC titles in the fiscal 2002 compared to 18 in the prior fiscal year.

PlayStation Net Revenue (in thousands)

	% of net		% of net
2002	revenue	2001	revenue	% change

$189,535	11%	$309,988	23%	(39%)

We released five PlayStation titles in fiscal 2002 compared to 17 titles in the prior fiscal year. As expected, PlayStation sales decreased in fiscal 2002 compared to the prior year primarily due to the transition to 128-bit console systems (such as the PlayStation 2) and fewer titles released for the PlayStation during fiscal 2002.

Xbox Net Revenue (in thousands)

	% of net		% of net
2002	revenue	2001	revenue	% change

$78,363	5%	$—	0%	NA

Following the launch of the Xbox console in North America in November 2001, we released our first ten Xbox titles during fiscal 2002. Titles released included Madden NFL 2002, NBA Live 2002, James Bond 007 in . . . Agent Under Fire, NASCAR Thunder 2002, NHL 2002, Triple Play™ 2002, SSX Tricky, Knockout Kings 2002 and F1 2001.

Nintendo GameCube Net Revenue (in thousands)

	% of net		% of net
2002	revenue	2001	revenue	% change

$51,740	3%	$—	0%	NA

We released our first five Nintendo GameCube titles, Madden NFL 2002, James Bond 007 in . . . Agent Under Fire, SSX Tricky, NBA Street and FIFA Soccer 2002, during fiscal 2002 following the platform’s launch in Japan in September 2001 and in North America in November 2001.

Game Boy Advance and Game Boy Color Net Revenue (in thousands)

		% of net		% of net
	2002	revenue	2001	revenue	% change

Game Boy Advance	$43,653	3%	$—	0%	NA

Game Boy Color	$38,026	2%	$—	0%	NA

•	We released our first three Game Boy Advance titles, Harry Potter and the Sorcerer’s Stone, Madden NFL 2002 and NHL 2002 during fiscal 2002.

•	We released three Game Boy Color titles, Harry Potter and the Sorcerer’s Stone, Madden NFL 2002 and The World is Not Enough during fiscal 2002.

Online Subscription and Advertising Net Revenue (in thousands)

		% of net		% of net
	2002	revenue	2001	revenue	% change

Online Subscription	$30,940	2%	$28,878	2%	7%

Advertising	$38,024	2%	$6,175	1%	516%

•	The increase in online subscription revenue in fiscal 2002 as compared to fiscal 2001 was primarily due to the continued strong sales of Ultima Online Third Dawn, the release of Ultima Online Lord Blackthorn’s Revenge in February 2002 and the launch of Motor City Online in October 2001, which contributed $1.5 million in subscription revenue for fiscal 2002. This increase was offset by a decrease in subscription revenue of $5.0 million for Gamestorm, Kesmai Corporation (“Kesmai”) and Worldplay online games (most of which were transferred to our free service when the EA/ AOL site went live in October 2000) in fiscal 2002 as compared to fiscal 2001.
•	We began generating advertising revenue in the third quarter of fiscal 2001 following the launch of our online games site on the world wide web and on the AOL Games Channel in October 2000. In addition, we generated advertising revenue from games websites operated by Pogo Corporation after our purchase of Pogo Corporation in February 2001. Because we launched our ad business in late fiscal 2001, we experienced significant revenue growth in fiscal 2002 as compared to fiscal 2001.

Co-publishing and Distribution Product Net Revenue (in thousands)

	% of net		% of net
2002	revenue	2001	revenue	% change

$269,010	16%	$222,278	17%	21%

Co-publishing and distribution product sales increased for fiscal 2002 compared to the prior fiscal year primarily due to strong sales in fiscal 2002 of hit titles including Devil May Cry, Resident Evil: Code Veronica and The Simpsons™ Road Rage. This was partially offset by lower revenue from shipment of Square EA products due to fewer titles released in fiscal 2002 compared to fiscal 2001.

Operations by Segment

In fiscal 2002 and 2001, we operated and reported our business in two business segments:

•	EA Core business segment: creation, marketing and distribution of interactive entertainment software.
•	EA.com business segment: creation, marketing and distribution of interactive entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

The Consolidated Statements of Operations break out all revenue and costs directly and indirectly attributable to the EA.com business segment, including charges for shared facilities, functions and services. Certain costs and expenses were determined on a subjective basis and allocations were based on our estimates. See Note 18 of Notes to Consolidated Financial Statements, included in Item 8 hereof regarding changes to the EA.com business segment.

Information about our operations by segment for fiscal 2002 and 2001 is presented below (in thousands):

	Fiscal Year Ended March 31, 2002

	EA Core		Electronic
	(excl. EA.com)	EA.com	Arts

Net revenue	$1,647,502	$77,173	$1,724,675
Cost of goods sold	797,894	16,889	814,783

Gross profit	849,608	60,284	909,892
Operating expenses:
Marketing and sales(a)	202,749	38,360	241,109
General and administrative	96,919	10,140	107,059
Research and development(b)	250,590	129,974	380,564
Amortization of intangibles	12,888	12,530	25,418
Restructuring charges	—	7,485	7,485
Asset impairment charges	—	12,818	12,818

Total operating expenses	563,146	211,307	774,453

Operating income (loss)	286,462	(151,023)	135,439
Interest and other income (expense), net	13,472	(624)	12,848

Income (loss) before provision for income taxes and minority interest	299,934	(151,647)	148,287
Provision for income taxes	45,969	—	45,969

Income (loss) before minority interest	253,965	(151,647)	102,318
Minority interest in consolidated joint venture	(809)	—	(809)

Net income (loss) before retained interest in EA.com	253,156	(151,647)	101,509
Net loss related to retained interest in EA.com	(128,900)	128,900	—

Net income (loss)	$124,256	$(22,747)	$101,509

	Fiscal Year Ended March 31, 2001

	EA Core		Electronic
	(excl. EA.com)	EA.com	Arts

Net revenue	$1,280,172	$42,101	$1,322,273
Cost of goods sold	650,330	14,661	664,991

Gross profit	629,842	27,440	657,282
Operating expenses:
Marketing and sales(a)	163,928	21,408	185,336
General and administrative	93,885	10,156	104,041
Research and development(b)	235,785	140,394	376,179
Amortization of intangibles	12,829	6,494	19,323
Charge for acquired in-process technology	—	2,719	2,719

Total operating expenses	506,427	181,171	687,598

Operating income (loss)	123,415	(153,731)	(30,316)
Interest and other income, net	16,659	227	16,886

Income (loss) before benefit from income taxes and minority interest	140,074	(153,504)	(13,430)
Benefit from income taxes	(4,163)	—	(4,163)

Income (loss) before minority interest	144,237	(153,504)	(9,267)
Minority interest in consolidated joint venture	(1,815)	—	(1,815)

Net income (loss) before retained interest in EA.com	142,422	(153,504)	(11,082)
Net loss related to retained interest in EA.com	(130,478)	130,478	—

Net income (loss)	$11,944	$(23,026)	$(11,082)

(a)	EA.com Marketing and Sales includes $17.9 million of Carriage Fee for fiscal 2002 and $8.9 million of Carriage Fee for fiscal 2001. “Carriage Fee” is the amount paid to AOL for the right to distribute our online games site on their online services and thereby reach AOL’s subscribers and users.

(b)	EA.com Research and Development includes $59.5 million of Network Development and Support for fiscal 2002 and $51.8 million in fiscal 2001; and includes $10.6 million of Customer Relationship Management for fiscal 2002 and $11.4 million in fiscal 2001.

Costs and Expenses, Interest and Other Income, Net, Income Taxes and Net Income (Loss) for both
EA Core and EA.com Segments

Cost of Goods Sold (in thousands)

	% of net		% of net
2002	revenue	2001	revenue	% change

$814,783	47.2%	$664,991	50.3%	22.5%

Cost of goods sold as a percentage of revenue decreased in fiscal 2002 compared to fiscal 2001 due to:

•	Revenue from Xbox and Nintendo GameCube titles with lower cost of goods sold as a percentage of revenue.
•	Higher revenue from PlayStation 2 titles in fiscal 2002.
•	Higher advertising revenue, which has low cost of goods sold as a percentage of revenue.

•	Lower revenue on Nintendo 64 products with high cost of goods sold as a percentage of revenue.
•	Higher margins in our co-publishing and distribution business due to a higher number of co-publishing titles with lower cost of goods sold as a percentage of revenue.
•	Higher average margins on our PC products.

These items were partially offset by:

•	Higher cost of goods sold as a percentage of revenue on our PlayStation and PlayStation 2 products as compared to fiscal 2001.
•	Revenue from Nintendo Game Boy Advance and Game Boy Color titles with higher cost of goods sold as a percentage of revenue.
•	Lower revenues from high-margin PC titles in fiscal 2002.

Marketing and Sales (in thousands)

	% of net		% of net
2002	revenue	2001	revenue	% change

$241,109	14.0%	$185,336	14.0%	30.1%

As a percent of revenue, marketing and sales expense in fiscal 2002 was 14 percent, that same percentage as fiscal 2001. Marketing and sales expenses for fiscal 2002 increased 30.1 percent, primarily attributed to:

•	Higher marketing and advertising in North America and Europe for programs to support Madden NFL 2002, James Bond 007 in Agent Under Fire, SSX Tricky, Harry Potter and the Sorcerer’s Stone, FIFA Soccer 2002 and NBA Live 2002.
•	Higher marketing and sales expenses for our online business due to increased consumer promotions and advertising media placement costs to promote new game offerings, particularly Majestic and Motor City Online, and higher expenditures associated with selling advertising on both the EA.com and Pogo games websites.
•	The amortization of the AOL Carriage Fee, which began with the launch of the online games site in October 2000.

These items were partially offset by vendor reimbursements for advertising expenses of $8.9 million in fiscal 2002 to support key titles. There were no vendor reimbursements received in fiscal 2001.

General and Administrative (in thousands)

	% of net		% of net
2002	revenue	2001	revenue	% change

$107,059	6.2%	$104,041	7.9%	2.9%

General and administrative expenses increased 2.9 percent in fiscal 2002 compared to fiscal 2001, primarily attributed to:

•	$1.0 million contribution to charity organizations providing support for the September 11th tragedy.
•	Increase in payroll and occupancy costs to support the increased growth in North America.
•	Increase in bad debt expense of $1.8 million due to higher product sales.

Research and Development (in thousands)

	% of net		% of net
2002	revenue	2001	revenue	% change

$380,564	22.0%	$376,179	28.4%	1.2%

Research and development expenses increased slightly in fiscal 2002 as compared to fiscal 2001, primarily attributable to:

•	Increased payroll costs due to higher headcount in EA Studios, net of co-development arrangements.
•	Increased spending on online projects in development, primarily The Sims Online and Earth & Beyond™.
•	Increased depreciation related to both hardware and internally developed software that began when our online games site went live in October 2000.
•	Increased headcount and network-related costs associated with our Pogo development studio and online games site.

These increases were offset by:

•	Headcount reductions in our online business in October 2001 (see Charge for Restructuring and Impairment discussion below).
•	Replacement of the free online games channel, that had been on our online games site, with Pogo free games acquired as part of our acquisition of Pogo Corporation in February 2001.
•	Vendor reimbursements for development expenses of $17.0 million in fiscal 2002 to support key titles. There were no vendor reimbursements received in fiscal 2001.

Amortization of Intangibles (in thousands)

	% of net		% of net
2002	revenue	2001	revenue	% change

$25,418	1.5%	$19,323	1.5%	31.5%

Amortization of intangibles results primarily from amortizing purchased goodwill and intangibles associated with acquisitions, including Westwood, Kesmai, DreamWorks Interactive, ABC Software and Pogo Corporation. Amortization of purchased goodwill and intangibles was $12.9 million for the EA Core business segment and $12.5 million for the EA.com business segment for fiscal 2002. Amortization of intangibles was $12.8 million for the EA Core business segment and $6.5 million for the EA.com business segment for fiscal 2001. The increase in amortization of intangibles in fiscal 2002 for the EA.com business segment, compared to the prior year, was due to our acquisition of Pogo Corporation in February 2001. In addition, we recorded intangible impairment charges of $1.6 million in fiscal 2002 relating to our restructuring of our online business.

Charge for Acquired In-Process Technology (in thousands)

	% of net		% of net
2002	revenue	2001	revenue	% change

$ —	N/A	$2,719	0.2%	N/M

In connection with the acquisition of Pogo Corporation in the fourth quarter of fiscal 2001, we allocated and expensed $2.7 million of the $43.3 million purchase price to acquired in-process technology. At the date of the closing of the acquisition, this amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. Pogo had various projects in progress at the time of the acquisition. As of the acquisition date, costs to complete Pogo projects acquired were expected to be approximately $1.2 million in future periods. During fiscal 2002, all of these development projects were completed and launched on our Pogo online games sites. In conjunction with the acquisition of Pogo, we accrued approximately $0.1 million related to direct transaction and other related costs.

We recorded this charge after concluding that the in-process technology had not reached technological feasibility and had no alternative future use after taking into consideration the potential for usage of the software in different products and resale of the software.

Restructuring and Asset Impairment Charges (in thousands)

	% of net		% of net
2002	revenue	2001	revenue	% change

$20,303	1.2%	$—	N/A	N/M

During fiscal 2002, we announced a restructuring plan for the EA.com business segment to reduce its workforce and consolidate facilities. The restructuring and resulting asset impairment charges were necessary in order to focus on key online priorities and reduce the EA.com segment’s operating cost structure. A pre-tax charge of $20.3 million was recorded in fiscal 2002, consisting of $4.2 million for workforce reductions, $3.3 million for consolidation of facilities and other administrative charges and $12.8 million for the write-off of non-current assets as a direct result of the restructuring. We will make adjustments to the restructuring reserves in future periods, if necessary, based upon events and circumstances that we encounter in the future.

The restructuring plan resulted in the termination of approximately 270 employees, or one-third of the workforce of the EA.com business segment, which affected all departments across the organization. The estimated costs for consolidation of facilities are comprised of contractual rental commitments under real estate leases for unutilized office space offset by estimated future sub-lease income. Included in these costs are estimated costs to close offices or consolidate facilities in various locations and costs to write off a portion of the assets from these facilities.

In addition, the restructuring efforts required an evaluation of asset impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, to adjust these depreciable assets and certain intangibles to their estimated fair value. Management evaluated the impact of consolidating or abandoning certain online technologies and processes and reviewed the effect of changes to our subscription online product offerings in relation to the EA.com segment’s asset base. As a result, it was determined that certain long-lived assets would be abandoned or were related to products or services that had been discontinued and would therefore be written-down to their estimated net disposal value. We recorded impairment charges on long-lived assets of $12.8 million, including $11.2 million relating to consolidated or abandoned technologies for our online game site infrastructure and $1.6 million of goodwill and intangibles impairment charges relating to our San Diego and Kesmai online games development studios. These impairment factors may change in subsequent periods and accordingly, we may record additional impairment charges in future periods.

Interest and Other Income, Net (in thousands)

	% of net		% of net
2002	revenue	2001	revenue	% change

$12,848	0.7%	$16,886	1.3%	(23.9%)

Interest and other income, net, decreased by 23.9 percent primarily due to lower interest income as a result of lower interest rates in fiscal 2002 and an increase in the cost of utilizing foreign exchange hedge contracts.

Income Taxes (in thousands)

	Effective		Effective
2002	tax rate	2001	tax rate	% change

$45,969	31.0%	$(4,163)	31.0%	N/M

Our effective tax rate was 31.0 percent for fiscal 2002 and fiscal 2001. At March 31, 2002, we generated a federal income tax net operating loss. This loss will be carried forward to future tax years. At March 31, 2001, we also generated a federal income tax net operating loss. We used a substantial portion of this loss in a carryback claim with the remainder being carried forward. The net operating losses for both fiscal 2002 and fiscal 2001 resulted from losses from our EA.com business segment operations as well as stock option deductions. We did not establish a valuation allowance on these loss carryforwards or other net deferred tax assets as we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize them.

Net Income (loss) (in thousands)

	% of net		% of net
2002	revenue	2001	revenue	% change

$101,509	5.9%	$(11,082)	(0.8%)	N/M

Reported net income (loss) increased in fiscal 2002 primarily due to higher net revenue, partially offset by higher expenses compared to fiscal 2001. The increase in expenses was primarily due to increases in marketing and advertising costs to support a higher number of franchise titles. Expenses were also higher in fiscal 2002 due to restructuring and asset impairment charges discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2003, our working capital was $1.34 billion compared to $699.6 million at March 31, 2002. Cash, cash equivalents and short-term investments increased by $790.7 million in fiscal 2003. We generated $714.5 million of cash from operations, $131.7 million of cash through the sale of equity securities under our stock plans, and used $59.1 million of cash in capital expenditures during fiscal 2003.

      Our principal source of liquidity is $1.59 billion in cash, cash equivalents and short-term investments and $1.1 million in marketable securities at March 31, 2003. We believe the existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet cash and investment requirements for at least the next 12 months. However, our ability to maintain sufficient liquidity could be affected by various risks and uncertainties, including but not limited to, those related to customer demand and acceptance of titles on new platforms and new title versions on existing platforms, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, the impact of competition, the economic conditions in the domestic and international markets, seasonality in operating results, risks of product returns and the other risks listed in the “Risk Factors” section.

EA.com Business Segment

      Included in the amounts above is the following for the EA.com business segment:

•	The EA.com business segment has been funded solely by Electronic Arts, with the exception of $20.0 million in proceeds from the sale of equities to AOL in fiscal 2000. This funding has been accounted for as capital contributions from Electronic Arts. Excess cash generated from EA.com business segment operations has been transferred to Electronic Arts, and has been accounted for as a return of capital. In March 2003, we consolidated the operations of EA.com into our core business. As such, our online products and services will no longer have separate funding needs in the foreseeable future. We do not expect this consolidation to have a material impact on our future liquidity and capital resource needs. The majority of outstanding Class B options, shares and warrants were retired or exchanged for Class A shares and warrants during the fourth quarter of fiscal 2003.
•	During fiscal 2003, the EA.com business segment used $35.9 million of cash in operations, $0.8 million in capital expenditures for computer equipment, offset by $35.1 million in capital contributions received from Electronic Arts. As a result of the $157.5 million net operating loss generated in the EA.com business segment, we realized a tax benefit of approximately $48.8 million.
•	During fiscal 2002, the EA.com business segment used $99.7 million of cash in operations, $13.1 million in capital expenditures for computer equipment, internal-use software and third-party technology licenses, offset by $114.8 million in capital contributions received from Electronic Arts. As a result of the $151.6 million net operating loss generated in the EA.com business segment, we realized a tax benefit of approximately $47.0 million.

      Under our carriage agreement with AOL entered into in November 1999, we are required to pay $81.0 million to AOL over the life of the five-year agreement. Of this amount, $36.0 million was paid upon signing the agreement with the remainder due in four equal annual installments beginning with the first anniversary of the initial payment. We made carriage payments to AOL of $11.25 million in each of the fiscal years 2003, 2002 and 2001. As of March 31, 2003, we have $11.25 million remaining on this commitment. See Note 5 of Notes to Consolidated Financial Statements, included in Item 8 hereof, for additional information.

Other Commitments

Advertising Commitments

AOL

      In our carriage agreement with AOL, we also made a commitment to spend $15.0 million in offline media advertisements prior to March 31, 2005 consisting of:

•	$10.0 million on television, radio, print and outdoor advertising that promotes the availability of our online games on certain AOL online services; and
•	$5.0 million ($1.0 million per year over the five year agreement) on television, radio, print and outdoor advertising that promotes the availability of a specific category of our online games (so- called “parlor games”) on certain AOL online services.

      As of March 31, 2003, we have spent approximately $4.3 million against this commitment. We are not required to purchase any of the advertising from AOL or its affiliates.

News America Corporation

      In addition, under an agreement amended on August 30, 2002, we made a commitment to spend $17.0 million in advertising with News America Corporation and its affiliates through the period ended December 31, 2006. As of March 31, 2003, we have fulfilled approximately $8.5 million of this commitment. See “News America Corporation Exchange” below.

Lease Commitments

      We lease certain of our current facilities and certain equipment under non-cancelable capital and operating lease agreements. We are required to pay property taxes, insurance and normal maintenance costs for certain of our facilities and will be required to pay any increases over the base year of these expenses on the remainder of our facilities.

      In February 1995, we entered into a build-to-suit lease with Keybank National Association on our headquarter’s facility in Redwood City, California, which was extended in July 2001 and expires in July 2006. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. We have an option to purchase the property (land and facilities) for $145.0 million or, at the end of the lease, to arrange for (1) an additional extension of the lease or (2) sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $128.9 million if the sales price is less than this amount. The lease also provides that a sale of the property to a third party is subject to remarketing conditions including marketing assistance, requisite repairs and maintenance, appropriate notice and seller’s indemnities and warranties.

      In December 2000, we entered into a second build-to-suit lease with Keybank National Association for a five-year term beginning December 2000 to expand our Redwood City, California headquarters facilities and develop adjacent property adding approximately 310,000 square feet to our campus. Construction was completed in June 2002. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities provide space for marketing, sales and research and development. We have an option to purchase the property for $127.0 million or, at the end of the lease, to arrange for (1) an extension of the lease or (2) sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $118.8 million if the sales price is less than this amount. The lease also provides that a sale of the property to a third party is subject to remarketing conditions including marketing assistance, requisite repairs and maintenance, appropriate notice and seller’s indemnities and warranties.

      Lease rates are based upon the Commercial Paper Rate. The two lease agreements described above require us to maintain certain financial covenants related to consolidated net worth, fixed charge coverage ratio, total consolidated debt to total consolidated capital and quick ratio, all of which we were in compliance with as of March 31, 2003.

Letters of Credit

      In connection with our purchases of optical disks for our Nintendo GameCube titles distributed in North America, Nintendo requires us to provide irrevocable letters of credit prior to Nintendo’s acceptance of purchase orders from us for purchases of these optical disks. For purchases of optical disks for our Nintendo GameCube products distributed in Japan and Europe, Nintendo typically requires us to make cash deposits.

      In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables of up to 8.0 million Euros. The standby letter of credit expires in July 2005. At March 31, 2003, we had $0.3 million of payables to Nintendo of Europe covered by this standby letter of credit.

Development, Celebrity, League and Content Licenses: Payments and Commitments

      The products produced by EA Studios are designed and created by our employee designers and artists and by non-employee software developers (“independent artists”). We typically advance development funds to the independent artists during development of our games, usually in installment payments made upon the completion of specified development milestones, which payments are considered advances against subsequent royalties based on the sales of the products. These terms are typically set forth in written agreements entered into with the independent artists. In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA (soccer), NASCAR (stock car racing), John Madden (professional football), National Basketball Association, PGA TOUR (golf), Tiger Woods (golf), National Hockey League, Warner Bros. (Harry Potter), MGM/ Danjaq (James Bond), National Football League, Collegiate Licensing Company (collegiate football and basketball), ISC (stock car racing), Major League Baseball Properties, MLB Players Association (baseball) and Island Def Jam (wrestling). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements, and (2) the minimum payments and advances against royalties due under royalty-bearing licenses and services agreements. These minimum guarantee payments and marketing commitments are included in the table below.

The following table summarized our minimum contractual obligations and commercial commitments as of March 31, 2003 (in thousands), and the effect we expect them to have on our liquidity and cash flow in future periods:

						Commercial
	Contractual Obligations					Commitments

			Developer/			Bank and
Fiscal Year			Licensee			Other	Letters of
Ended March 31,	Leases	Advertising	Commitments	AOL	Marketing	Guarantees	Credit	Total

2004	$15,149	$6,178	$30,348	$11,250	$19,095	$362	$1,086	$83,468
2005	19,504	6,987	32,144	—	14,252	295	—	73,182
2006	19,623	3,000	29,564	—	9,692	295	—	62,174
2007	11,351	3,000	9,565	—	9,692	295	—	33,903
2008	7,952	—	11,733	—	9,692	294	—	29,671
Thereafter	8,102	—	11,949	—	16,952	294	—	37,297

	$81,681	$19,165	$125,303	$11,250	$79,375	$1,835	$1,086	$319,695

As of March 31, 2003, we had $1.59 billion in cash, cash equivalents and short-term investments. We believe that the existing cash, cash equivalents, short-term investments and cash generated by our business are adequate to enable us to meet our future minimum contractual obligations and commercial commitments for at least the next 12 months.

Transactions with Related Parties

     News America Corporation Exchange

      On February 7, 2000, we acquired Kesmai from News America Corporation (“News Corp”) in exchange for $22.5 million in cash and approximately 206,000 shares of our existing common stock valued at $8.65 million. Under the original agreements, we agreed to spend $12.5 million through the period ended June 1, 2002 in advertising with News Corp or any of its affiliates. In addition, under these agreements if certain conditions were met, including that a qualified public offering of Class B common stock did not occur within twenty-four months of News Corp’s purchase of such shares and all of the Class B outstanding shares had been converted to Class A common stock, then (1) News Corp would have the right to (i) exchange Class B common stock for approximately 206,000 shares of Class A common stock, and (ii) receive cash from us in the amount of $9.65 million, and (2) we would agree to spend an additional $11.675 million in advertising with News Corp and its affiliates.

      On August 30, 2002, we entered into a new agreement with News Corp under which (i) News Corp exchanged its 2,000,000 shares of Class B common stock for 206,454 shares of Class A common stock and (ii) we paid News Corp $1.0 million in cash and committed to spend an additional $17.0 million in advertising with News Corp and its affiliates through the period ended December 31, 2006. All of our other obligations to News Corp under the original agreements were terminated.

     AOL Exchange

      In November 1999, we entered into a five-year carriage agreement which gave us the exclusive right to provide online games and interactive entertainment content on the “Games” channels/areas of certain AOL online services and gain access to and sell our products to AOL subscribers and users. As part of this agreement, we sold to AOL 4,000,000 shares of Class B common stock for $20.0 million and a warrant to purchase an additional 2,000,000 shares of Class B common stock for $1.3 million. These shares were issued upon the authorization of the Class B common stock in March 2000. If a qualified public offering did not occur within one year following the initial sale of the shares to AOL, then at any time within four years thereafter, AOL had the right to exchange all shares of Class B common stock then owned for shares of Class A common stock. The exchange ratio was set at the ratio of the consideration paid for each share of Class B common stock and the average closing price of Class A common stock during the fifteen day period ending two days prior to execution of the carriage fee agreement with us. In the event of an exchange, the AOL warrant would be cancelled and exchanged for Class A common stock based on the price paid by AOL for the warrant divided by the average closing price of Class A common stock as described above.

      In February 2003, AOL exchanged its 4 million shares of Class B common stock for 446,323 shares of Class A common stock. As a result, the warrant issued to AOL to purchase an additional 2,000,000 shares of Class B common stock was automatically exchanged for 31,027 shares of Class A common stock. In total, AOL received 477,350 shares of Class A common stock in this exchange.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (i) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (ii) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. We do not believe that we will have any entities that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In January 2003, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables requires that such deliverables be accounted for separately. EITF 00-21 allows for prospective adoption for arrangements entered into after June 15, 2003 or adoption via a cumulative effect of a change in accounting principal. We are currently evaluating the impact the adoption of EITF 00-21 will have on our consolidated results of operations and financial position.

________________________________________________________________________________

RISK FACTORS

      Electronic Arts’ business is subject to many risks and uncertainties which may affect our future financial performance. These risks and uncertainties are discussed below. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the events or circumstances described below occurs, our business and financial performance could be harmed and the market value of our securities could decline.

If we do not develop products for widely-accepted new video game platforms, our business will suffer.

      We derive most of our revenue from the sale of products for play on proprietary video game platforms of third parties, such as Sony’s PlayStation 2. Therefore, the success of our products is driven in large part by the success of new video game hardware systems and our ability to accurately predict which platforms will be most successful in the marketplace. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. If the platforms for which we are developing products are not released when anticipated or do not attain wide market acceptance, our revenue growth will suffer.

If we do not accurately predict the importance to consumers of online game play for different console products, our sales may be limited in the future.

      Sony and Microsoft have introduced online game play for their respective PlayStation 2 and Xbox consoles. We anticipate that Nintendo will do so for its GameCube console. We have agreed to support online game features for our Sony PlayStation 2 products but do not currently offer similar capability for our Xbox products. We currently cannot predict the importance to consumers of these features. If consumers consider online play capability to be a significant component of games for the Xbox, our sales of products for the Xbox would decline.

Our business is both seasonal and cyclical. If we fail to deliver our products at the right times, our sales will suffer.

      Our business is highly seasonal, with the highest levels of consumer demand, and a significant percentage of our revenue, occurring in the December quarter. The timing of hardware platform introduction is often tied to the year-end holiday season and is not within our control. If we miss this key selling period, due to product delays or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately. Our industry is also cyclical. Video game platforms have historically had a life cycle of four to six years. As one group of platforms is reaching the end of its cycle and new platforms are emerging, consumers often defer game software purchases until the new platforms are available, causing sales to decline. This decline may not be offset by increased sales of products for the new platform. For example, the market for products for Sony’s older PlayStation game console has dropped faster than expected since the launch of the PlayStation 2 platform.

Our business is intensely competitive and increasingly “hit” driven. If we do not continue to deliver “hit” products, our success will be limited.

      Competition in our industry is intense, and new products are regularly introduced. During calendar year 2002, approximately 22 percent of the sales of videogames in North America consisted of only 20 “hit” products out of thousands published. These “hit” titles are increasingly expensive to produce. If our competitors develop more successful products, or if we do not continue to develop consistently high-quality products, our revenue will decline.

If we are unable to maintain or acquire licenses to intellectual property, we will publish fewer hit titles and our revenue will decline.

      Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include intellectual property licenses from the major sports leagues and players associations. Similarly, many of our hit EA Games titles such as James Bond, Harry Potter and Lord of the Rings, are based on key film and literary licenses. Competition for these licenses is intense. If we are unable to maintain these licenses and obtain additional licenses with significant commercial value, we will be unable to increase our revenue in the future.

If patent claims continue to be asserted against us, we may be unable to sustain our current business models or profits.

      Many patents have been issued that may apply to widely used game technologies. Additionally, infringement claims under many recently issued patents are now being asserted against Internet implementations of existing games. Several such claims have been asserted against us. Such claims can harm our business. We incur substantial expenses in evaluating and defending against such claims, regardless of the merits of the claims. In the event that there is a determination that we have infringed a third-party patent, we could incur significant monetary liability and be prevented from using the rights in the future.

Other intellectual property claims may increase our product costs or require us to cease selling affected products.

      Many of our products include extremely realistic graphical images, and we expect that as technology continues to advance, images will become even more realistic. Some of the images and other content are based on real-world examples that may inadvertently infringe upon the intellectual property rights of others. Although we believe that we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, it is possible that third parties still may claim infringement. From time to time, we receive communications from third parties regarding such claims. Existing or future infringement claims against us, whether valid or not, may be time consuming and expensive to defend. Such claims or litigations could require us to stop selling the affected products, redesign those products to avoid infringement, or obtain a license, all of which would be costly and harm our business.

Our business, our products and our distribution are subject to increasing regulation in key territories of content, consumer privacy and online delivery. If we do not successfully respond to these regulations, our business may suffer.

      Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, privacy laws in the United States and Europe impose various restrictions on our web sites. Those rules vary by territory although the Internet recognizes no geographical boundaries. Other countries, such as Germany, have adopted laws regulating content both in packaged goods and those transmitted over the Internet that are stricter than current United States laws. In the United States, the federal and several state governments are considering content restrictions on products such as ours, as well as restrictions on distribution of such products. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers and by requiring additional differentiation between products for different territories to address varying regulations. This additional product differentiation would be costly.

If we do not consistently meet our product development schedules, we will experience fluctuations in our operating results.

      Product development schedules, particularly for new hardware platforms, high-end multimedia PCs and the Internet, are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. We have in the past experienced development delays for several of our products. Failure to meet anticipated production or “go live” schedules may cause a shortfall in our revenue and profitability and cause our operating results to be materially different from expectations. Delays that prevent release of our products during peak selling seasons may reduce lifetime sales of those products.

      Technology changes rapidly in our business, and if we fail to anticipate new technologies, the quality, timeliness and competitiveness of our products will suffer.

      Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies our products must take advantage of in order to make them competitive in the market at the time they are released. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly than we can. In either case, our products may be technologically inferior to competitive products, or less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products, then we may delay products until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product launch schedule or to keep up with our competition, which would increase our development expenses.

If we do not continue to attract and retain key personnel, we will be unable to effectively conduct our business.

      The market for technical, creative, marketing and other personnel essential to the development of our products and management of our businesses is extremely competitive. In the last fiscal year, notwithstanding the downturn of the economy generally, competitive recruiting efforts aimed at our employees and executives continued. For example, in fiscal 2003, a team of employees that developed one of our hit Medal of Honor products left the company to develop products for a competitor. Our leading position within the interactive entertainment industry makes us a prime target for recruiting of executives and key creative talent. In addition, the cost of real estate in the San Francisco Bay area – the location of our headquarters and one of our largest studios – remains high, and has made recruiting from other areas and relocating employees to our headquarters more difficult. If we cannot successfully recruit and retain the employees we need, our ability to develop and manage our businesses will be impaired.

Our platform licensors are our chief competitors and frequently control the manufacturing of and/or access to our video game products. If they do not approve our products, we will be unable to ship to our customers.

      Our agreements with hardware licensors (such as Sony for the PlayStation 2, Microsoft for the Xbox and Nintendo for the GameCube), who are also our chief competitors, typically give significant control to the licensor over the approval and manufacturing of our products, which could, in certain circumstances, leave us unable to get our products approved, manufactured and shipped to customers. In most events, control of the approval and manufacturing process by the platform licensors increases both our manufacturing lead times and costs as compared to those we can achieve independently. While we believe that our relationships with our hardware licensors are currently good, the potential for delay or refusal to approve or manufacture our products exists. Such occurrences would harm our business and our financial performance.

      In addition, as online capabilities for videogame platforms emerge, our platform licensors will control our ability to provide online game capabilities for our console platform products. Currently, both Microsoft and Sony provide online capabilities for Xbox and PlayStation 2 products, respectively. In each case, compatibility code and the consent of the licensor are required for us to include online capabilities in our products. In addition, the business model for Microsoft’s and Sony’s online businesses for their videogame products may compete with our online business. As these capabilities become more significant, the failure or refusal of our licensors to approve our products, or the successful deployment by these licensors of services competitive to ours may harm our business.

Our international revenues are subject to currency fluctuations.

      For the year ended March 31, 2003 international net revenue comprised 42 percent of total consolidated net revenue. For the fiscal year ended March 31, 2002, international net revenue comprised 37 percent of total consolidated net revenue. We expect foreign sales to continue to account for a significant and growing portion of our revenue. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the dollar. While we hedge against foreign currency fluctuations, we cannot control translation issues.

Our reported financial results could be affected if significant changes in current accounting principles are adopted.

      Recent actions and public comments from the SEC have focused on the integrity of financial reporting generally. Similarly, Congress has considered a variety of bills that could affect certain accounting principles. The FASB and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, such as accounting for stock options, some of which represent a significant change from current practices. Changes in our accounting for stock options could materially increase our reported expenses.

Our stock price has been volatile and may continue to fluctuate significantly.

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

Foreign Currency Exchange Rate Risk

We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, thereby, limiting our risk. Our foreign exchange contracts are accounted for as derivatives whereby the gains and losses on these contracts are reflected in the Consolidated Statements of Operations. Gains and losses on open contracts at the end of each accounting period resulting from changes in the forward rate are recognized in earnings and are designed to offset gains and losses on the underlying foreign currency denominated assets and liabilities. At March 31, 2003, we had foreign exchange contracts, all with maturities of less than one month to purchase and sell approximately $155.5 million in foreign currencies, primarily British Pounds, Swedish Krona, European Currency Units (“Euro”) and other currencies.

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

The following table below provides information about our foreign currency forward exchange contracts at March 31, 2003. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value.

		Weighted-
		Average
	Contract	Contract
	Amount	Rate	Fair Value

	(in		(in
	thousands)		thousands)
Foreign currency to be sold under contract:
British Pound	$101,959	1.5686	$ 448
Swedish Krona	17,796	0.1148	(125)
Euro	15,962	1.0642	(63)
Japanese Yen	5,576	0.0083	(16)
Australian Dollar	3,564	0.5940	(30)
South African Rand	3,548	0.1223	(69)
Norwegian Krone	2,842	0.1353	(9)
Swiss Franc	1,447	0.7230	—
Danish Krone	1,289	0.1432	(7)
New Zealand Dollar	1,098	0.5490	1
Brazilian Real	435	0.2899	(8)

Total	$155,516		$ 122

Foreign currency to be purchased under contract:
British Pound	$ 21,109	1.5643	$(190)

Total	$ 21,109		$(190)

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. At March 31, 2003, our cash equivalents and short-term investments included debt securities of $1,270.2 million. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The table below presents the amounts and related weighted average interest rates of our investment portfolio at March 31, 2003:

	Average
	Interest Rate	Cost	Fair Value

	(Dollars in thousands)
Cash equivalents(1)
Variable rate	1.36%	$632,568	$632,568
Short-term investments(1)(2)
Fixed rate	2.75%	$633,205	$637,623

(1)	See definition in Note 1 of the Notes to Consolidated Financial Statements.
(2)	Maturity dates for short-term investments range from 4 months to 36 months with call dates ranging from 0 months to 12 months.

Item 8:     Financial Statements and Supplementary Data

The Report of Independent Auditors, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages 61 through 103.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Electronic Arts Inc.:

We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts Inc. and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill, effective April 1, 2002.

Mountain View, California	KPMG LLP

May 5, 2003

ELECTRONIC ARTS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
As of March 31,	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$949,995	$552,826
Short-term investments	637,623	244,110
Marketable securities	1,111	6,869
Receivables, net of allowances of $164,634 and $115,870, respectively	82,083	190,495
Inventories, net	25,170	23,780
Deferred income taxes	117,180	38,597
Other current assets	97,975	95,866

Total current assets	1,911,137	1,152,543

Property and equipment, net	262,252	308,827
Investment in affiliates	20,277	19,077
Goodwill	86,031	69,050
Other intangibles, net	21,301	41,462
Long-term deferred income taxes	13,523	64,065
Other assets	45,012	44,350

	$2,359,533	$1,699,374

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,329	$88,563
Accrued and other liabilities	464,547	364,419

Total current liabilities	570,876	452,982

Commitments and contingencies
Minority interest in consolidated joint venture	3,918	3,098
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares	—	—
Common stock
Class A common stock, $0.01 par value. Authorized 400,000,000 shares; issued and outstanding 144,133,305 and 138,429,269 shares, respectively	1,441	1,384
Class B common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 225,130 and 6,233,413 shares, respectively	2	62
Paid-in capital	857,870	649,777
Retained earnings	923,892	606,795
Accumulated other comprehensive income (loss)	1,534	(14,724)

Total stockholders’ equity	1,784,739	1,243,294

	$2,359,533	$1,699,374

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
Years Ended March 31,	2003	2002	2001

Net revenue	$2,482,244	$1,724,675	$1,322,273
Cost of goods sold	1,072,802	814,783	664,991

Gross profit	1,409,442	909,892	657,282
Operating expenses:
Marketing and sales	332,453	241,109	185,336
General and administrative	130,859	107,059	104,041
Research and development	400,990	380,564	376,179
Amortization of intangibles	7,482	25,418	19,323
Charge for acquired in-process technology	—	—	2,719
Restructuring charges	15,102	7,485	—
Asset impairment charges	66,329	12,818	—

Total operating expenses	953,215	774,453	687,598

Operating income (loss)	456,227	135,439	(30,316)
Interest and other income, net	5,222	12,848	16,886

Income (loss) before provision for (benefit from) income taxes and minority interest	461,449	148,287	(13,430)
Provision for (benefit from) income taxes	143,049	45,969	(4,163)

Income (loss) before minority interest	318,400	102,318	(9,267)
Minority interest in consolidated joint venture	(1,303)	(809)	(1,815)

Net income (loss)	$317,097	$101,509	$(11,082)

Net income per share:
Class A common stock:
Net income (loss):
Basic	$329,212	$124,256	$11,944
Diluted	$317,097	$101,509	$(11,082)
Net income (loss) per share:
Basic	$2.34	$0.91	$0.09
Diluted	$2.17	$0.71	$(0.08)
Number of shares used in computation:
Basic	140,989	136,832	131,404
Diluted	146,446	143,142	132,056
Class B common stock:
Net loss, net of retained interest in EA.com	$(12,115)	$(22,747)	$(23,026)
Net loss per share:
Basic	$(2.77)	$(3.77)	$(3.83)
Diluted	$(2.77)	$(3.77)	$(3.83)
Number of shares used in computation:
Basic	4,368	6,026	6,015
Diluted	4,368	6,026	6,015

See accompanying Notes to Consolidated Financial Statements, including segment information in Note 18.

ELECTRONIC ARTS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended March 31, 2003, 2002 and 2001
(In thousands)

							Accumu-
							lated
							Other
	Class A		Class B				Compre-	Compre-
	Common Stock		Common Stock				hensive	hensive	Treasury Stock		Total
					Paid-In	Retained	Income	Income			Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	(Loss)	Shares	Amount	Equity

Balances at March 31, 2000	128,869	$1,288	6,000	$60	$412,038	$516,368	$(6,361)		—	$—	$923,393
Net loss						(11,082)		(11,082)			(11,082)
Change in unrealized appreciation of investments, net							3,097	3,097			3,097
Translation adjustment							(9,439)	(9,439)			(9,439)

Comprehensive loss								(17,424)

Proceeds from sales of shares through stock plans	5,845	59			101,937						101,996
Issuance of Class B common stock			250	3	2,247						2,250
Notes receivable in connection with issuance of Class B stock					(1,618)						(1,618)
Tax benefit related to stock options					25,750						25,750

Balances at March 31, 2001	134,714	1,347	6,250	63	540,354	505,286	(12,703)		—	—	1,034,347
Net income						101,509		101,509			101,509
Change in unrealized depreciation of investments, net							(3,540)	(3,540)			(3,540)
Reclassification adjustment for losses realized in net income, net							66	66			66
Translation adjustment							1,453	1,453			1,453

Comprehensive income								99,488

Proceeds from sales of shares through stock plans	3,995	40	—	—	98,701						98,741
Sale of stock under stock purchase agreement			8	—	100						100
Purchase of treasury stock									(280)	(11,922)	(11,922)
Retirement of treasury stock	(280)	(3)			(11,919)				280	11,922	—
Other			(25)	(1)							(1)
Tax benefit related to stock options					22,541						22,541

Balances at March 31, 2002	138,429	1,384	6,233	62	649,777	606,795	(14,724)		—	—	1,243,294

ELECTRONIC ARTS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (continued)

Years Ended March 31, 2003, 2002 and 2001
(In thousands)

							Accumu-
							lated
							Other
	Class A		Class B				Compre-	Compre-
	Common Stock		Common Stock				hensive	hensive	Treasury Stock		Total
					Paid-In	Retained	Income	Income			Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	(Loss)	Shares	Amount	Equity

Balances at March 31, 2002	138,429	1,384	6,233	62	649,777	606,795	(14,724)		—	—	1,243,294
Net income						317,097		317,097			317,097
Change in unrealized appreciation of investments, net							1,131	1,131			1,131
Reclassification adjustment for losses realized in net income, net							587	587			587
Translation adjustment							14,540	14,540			14,540

Comprehensive income								333,355

Proceeds from sales of shares through stock plans	5,018	50	—	—	132,244	—	—		—	—	132,294
Repayment of notes receivable					1,176						1,176
AOL and NewsCorp Conversion of Class B for Class A stock	684	7	(6,000)	(60)	53						—
Other	2	—	(8)								—
Tax benefit related to stock options					74,620						74,620

Balances at March 31, 2003	144,133	$1,441	225	$2	$857,870	$923,892	$1,534		—	$—	$1,784,739

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
Years Ended March 31,	2003	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$317,097	$101,509	$(11,082)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest in consolidated joint venture	1,303	809	1,815
Equity in net income of affiliates	(5,467)	(2,999)	(820)
Gain on sale of affiliate	—	(200)	(214)
Depreciation and amortization	91,639	110,901	78,601
Non-cash restructuring and asset impairment charges	66,329	13,399	—
Other-than-temporary impairment of investments in affiliates	10,590	—	—
Loss on sale of fixed assets, net	527	331	1,992
Loss on marketable securities	706	96	—
Bad debt expense	7,058	9,361	7,541
Stock-based compensation	906	3,099	2,707
Charge for acquired in-process technology	—	—	2,719
Tax benefit from exercise of stock options	74,620	22,541	25,750
Change in assets and liabilities, net of acquisitions:
Receivables	103,125	(25,407)	53,775
Inventories	(1,390)	(8,094)	7,300
Other assets	(34,416)	(1,718)	(4,238)
Accounts payable	17,735	15,502	(27,476)
Accrued and other liabilities	93,430	90,996	91,356
Deferred income taxes	(29,341)	(42,056)	(33,080)

Net cash provided by operating activities	714,451	288,070	196,646

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	738	299	4,134
Proceeds from sale of marketable securities	4,794	—	—
Proceeds from sale of affiliate	—	570	—
Capital expenditures	(59,108)	(51,518)	(120,347)
Investment in affiliates, net	(9,323)	2,919	1,662
Purchases of marketable securities	—	—	(2,479)
Purchases of short-term investments	(1,049,765)	(322,484)	(89,900)
Proceeds from maturities and sales of short-term investments	659,517	132,142	136,807
Distribution from investment in affiliate	3,000	—	—
Dividend to joint venture	(751)	(2,481)	—
Acquisition of Pogo Corporation, net of cash acquired	—	—	(42,571)
Acquisition of other subsidiaries, net of cash acquired	(12,868)	—	—

Net cash used in investing activities	(463,766)	(240,553)	(112,694)

FINANCING ACTIVITIES
Proceeds from sales of Class A shares through employee stock plans and other plans	131,695	95,642	99,289
Proceeds from sales of Class B shares through employee stock plans, other plans and stock warrants	1	99	632
Repayment of Class B notes receivable	1,176	—	—
Purchase of treasury shares	—	(11,922)	—

Net cash provided by financing activities	132,872	83,819	99,921

Translation adjustment	13,612	1,678	(10,326)

Increase in cash and cash equivalents	397,169	133,014	173,547
Beginning cash and cash equivalents	552,826	419,812	246,265

Ending cash and cash equivalents	949,995	552,826	419,812
Short-term investments	637,623	244,110	46,680

Ending cash, cash equivalents and short-term investments	$1,587,618	$796,936	$466,492

Supplemental cash flow information:
Cash paid during the year for income taxes	$36,525	$9,955	$13,556

Non-cash investing activities:
Change in unrealized appreciation (loss) of investments and marketable securities	$3,018	$(5,035)	$4,488

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003, 2002 and 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements of Electronic Arts Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”) follows:

(a)     Consolidation

The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)     Fiscal Year

The Company’s fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to March 31 in each year. The results of operations for fiscal 2003 and 2002 contain 52 weeks, respectively. The results of operations for fiscal 2001 contain 53 weeks. For simplicity of presentation, all fiscal periods are treated as ending on a calendar month end.

(c)     Revenue Recognition

The Company’s revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, which provide guidance on generally accepted accounting principles for recognizing revenue on software transactions and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC.

Product Sales: The Company recognizes revenue upon shipment of its packaged goods products based on “FOB Shipping” terms. Under FOB Shipping terms, title and risk of loss are transferred when the products are delivered to the customer. In order to recognize revenue, the Company must not have any continuing obligations and it must also be probable that the Company will collect the accounts receivable. Subject to certain limitations, the Company permits customers to obtain exchanges within certain specified periods and provides price protection on certain unsold merchandise. Revenue is recognized net of an allowance for returns and price protection.

Shipping and Handling: In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, the Company recognizes as revenue amounts billed to customers for shipping and handling. Additionally, shipping and handling costs incurred by the Company are included in cost of goods sold.

Online Subscription Revenue: Online subscription revenue is derived principally from subscription revenue collected from customers for online play, who are only contractually obligated to pay on a month-to-month basis. Prepaid monthly subscription revenue, including revenue collected from credit card sales as well as sales of Gametime subscription cards, are deferred and subsequently recognized ratably over the period for which the hosting services are provided.

Advertising Revenue and Revenue Sharing: Advertising revenue is derived principally from the sale of banner and in-game advertisements. Banner and in-game advertising is typically generated from contracts in which either the Company or AOL provides a minimum number of impressions over the term of the agreed upon commitment. Revenue is recognized as the impressions are delivered, provided that no significant obligations remain and collection of the related receivable is probable. Advertising revenue generated on the AOL Games Channel is recorded net of the applicable revenue share owed to AOL under the AOL carriage fee agreement.

The Company’s carriage agreement with AOL provides that AOL will pay the Company 50 percent of all revenues collected by AOL from the sale of advertisements on the Company’s online games sites, until revenue reaches $16.0 million in a year (measured from October 1 through the following September 30). Thereafter, the agreement provides that AOL will pay the Company 70 percent of all revenues collected by AOL from the sale of advertisements on the Company’s online games sites.

The Company records net revenue as earned (i.e. when the advertisements are displayed on the Company’s game sites) in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. AOL maintains the primary relationship with the customer, manages advertising placement and billing processes and maintains responsibility for ad fulfillment for joint advertising properties. In addition, the Company earns a fixed amount per advertising transaction. Accordingly, the Company records these advertising revenues on a net basis.

The Company recorded net AOL advertising revenue in fiscal 2003, 2002 and 2001 of $25.1 million, $27.8 million and $5.4 million, respectively.

Because AOL is responsible under the carriage fee agreement for collecting all revenue from third-party advertisers, the Company did not owe AOL any advertising revenue for any of the periods mentioned above. Total gross advertising revenue, including AOL’s share of the revenue, in fiscal 2003, 2002 and 2001 was $40.5 million, $46.3 million and $10.7 million, respectively.

Software Licenses: For those agreements which provide the customers the right to multiple copies in exchange for guaranteed minimum royalty amounts, revenue is recognized at delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned.

(d)     Sales Returns and Other Reserves

The Company estimates potential future product returns, price protection and stock-balancing programs related to current period product revenue. The Company analyzes historical returns, current sell-through of distributor and retailer inventory of the Company’s products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of the Company’s products and other related factors when evaluating the adequacy of the sales returns and price protection allowances. In addition, the Company monitors and manages the volume of sales to retailers and distributors and monitors their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods.

Similarly, significant judgment is required to estimate the Company’s allowance for doubtful accounts in any accounting period. The Company analyzes customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

(e)     Vendor Consideration

In January 2003, the EITF reached a final consensus on EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, which addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor. The EITF issued guidance on the following two issues: (1) cash consideration received from a vendor should be recognized as a reduction of cost of sales in the reseller’s income statement, unless the consideration is a reimbursement for selling costs or payment for assets or services delivered to the vendor, and (2) performance-driven vendor rebates or refunds (e.g., minimum purchase or sales volumes) should be recognized as a reduction of cost of sales only if the payment is considered probable, and the method of allocating such payments in the financial statements should be systematic and rational based on the reseller’s progress in achieving the underlying performance targets. During fiscal 2003, the Company adopted the recognition and measurement provisions of EITF No. 02-16. The adoption did not have a material effect on the Company’s results of operations or financial position.

(f)     Cash and Investments

Cash equivalents consist of highly liquid investments with insignificant rate risk and with maturities of three months or less at the date of purchase. Short-term investments include securities with maturities greater than three months and less than one year, except for certain investments with stated maturities greater than one year that are callable within one year. Long-term investments consist of securities with maturities greater than one year.

The Company accounts for investments under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company’s policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. Management determines the appropriate classification of its debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities classified as held-to-maturity are carried at amortized cost, which is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Debt securities, not classified as held-to-maturity, are classified as available-for-sale and are stated at fair value. Unrealized gains and losses are included as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity, net of any tax related effect. Realized gains and losses are calculated based on the specific identification method.

(g)     Prepaid Royalties

Prepaid royalties consist primarily of prepayments for manufacturing royalties, advances paid to co-publishing and/or distribution affiliates and license fees paid to celebrities, professional sports organizations and other organizations for use of their trade name and content. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual or effective royalty rate as cost of goods sold based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly and charges to costs of goods sold any post-launch amounts (expenses incurred after the product has been released for general sales) that management deems unlikely to be realized through product sales. Any impairments on product pre-launch advances are charged to research and development expense. Once the charge has been taken, that amount will not be expensed in future quarters when the product has shipped. Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year. The current portion of prepaid royalties, included in other current assets, was $39.9 million and $65.5 million at March 31, 2003 and 2002, respectively. The long-term portion of prepaid royalties, included in other assets, was $7.4 million and $1.2 million at March 31, 2003 and 2002, respectively.

(h)     Software Development Costs

Research and development costs, which consist primarily of software development costs, are expensed as incurred. SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed”, provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under the Company’s current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. The software development costs that have been capitalized to date have been insignificant.

(i)     Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories at March 31, 2003 and 2002 consisted of (in thousands):

	2003	2002

Raw materials and work in process	$ 1,090	$ 1,025
Finished goods	24,080	22,755

	$25,170	$23,780

(j)     Advertising Costs

The Company generally expenses advertising costs as incurred, except for production costs associated with media campaigns which are deferred and charged to expense at the first run of the ad. Cooperative advertising with distributors and retailers is accrued when revenue is recognized and such amounts are included in sales and marketing expense to the extent that qualifying claims are submitted. Cooperative advertising credits are reimbursed when qualifying claims are submitted. The Company has adopted the provisions of EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. The adoption of EITF No. 01-09 did not have a material impact in the Company’s consolidated financial position or results of operations. For the fiscal years ended March 31, 2003, 2002 and 2001, advertising expenses totaled approximately $151.6 million, $105.7 million and $75.4 million, respectively.

(k)     Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the accelerated and straight-line methods over the following useful lives:

Buildings	20 to 25 years

Computer equipment and software	3 to 7 years

Furniture and equipment	3 to 7 years

Leasehold improvements	Lesser of the lease terms or the estimated useful lives of the improvements, generally 1 to 8 years

Under the provisions of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. Capitalized costs associated with internal-use software amounted to $87.4 million and $121.0 million at March 31, 2003 and 2002, respectively, and are being depreciated on a straight-line basis over each project’s estimated useful life that ranges from four to seven years.

(l)     Goodwill and Other Intangible Assets

Effective April 1, 2002, the Company adopted the provisions of SFAS No. 141, “Business Combinations”, which requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and acquired intangible assets meeting certain criteria to be recorded apart from goodwill. The Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS No. 141, which resulted in $41.5 million of other intangibles to be recorded separately from goodwill and $4.0 million of acquired workforce intangibles being subsumed into goodwill at April 1, 2002. In addition, effective April 1, 2002, the Company adopted the provisions of SFAS No. 142,

“Goodwill and Other Intangible Assets”. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 also requires, among other things, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other indefinite-lived intangibles. The Company evaluated the estimated useful lives of existing recognized intangibles and determined that the estimated useful lives of all such assets were appropriate.

In accordance with SFAS No. 142, the Company has ceased to amortize goodwill (see goodwill information in table below). In lieu of amortization, SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit. The first step, required to be completed by September 30, 2002, tests for impairment by applying fair value-based tests at the Company’s reporting unit level. The second step (if necessary), required to be completed by March 31, 2003, measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. The Company completed the first step of transitional goodwill impairment testing during the quarter ended June 30, 2002 and found no indicators of impairment of its recorded goodwill. As a result, the Company has recognized no transitional impairment loss in fiscal 2003 in connection with the adoption of SFAS No. 142. The Company completed its annual impairment test in the fourth quarter of fiscal 2003 with a measurement date of January 1, 2003 and found no indicators of impairment of its recorded goodwill. There can be no assurance that future impairment tests will not result in a charge to earnings and there is a potential for a write down of goodwill in connection with the annual impairment test.

The following table presents comparative information showing the effects that non-amortization of goodwill would have had on the Consolidated Statements of Operations for fiscal 2002 and 2001 (in thousands, except per share amounts):

Class A Common Stock – Basic

	Year Ended March 31,

	2002	2001

Reported net income	$124,256	$11,944
Goodwill amortization, net of tax	8,204	5,851

Adjusted net income	$132,460	$17,795

Reported basic earnings per share	$0.91	$0.09
Goodwill amortization, net of tax	0.06	0.05

Adjusted basic earnings per share	$0.97	$0.14

Class A common stock – Diluted

	Year Ended March 31,

	2002	2001

Reported net income (loss)	$101,509	$(11,082)
Goodwill amortization, net of tax	9,056	6,336

Adjusted net income (loss)	$110,565	$(4,746)

Reported diluted earnings (loss) per share	$0.71	$(0.08)
Goodwill amortization, net of tax	0.06	0.04

Adjusted diluted earnings (loss) per share	$0.77	$(0.04)

Class B common stock – Basic and Diluted

	Year Ended March 31,
	2002	2001

Reported net loss	$(22,747)	$(23,026)
Goodwill amortization, net of tax	852	485

Adjusted net loss	$(21,895)	$(22,541)

Reported basic and diluted loss per share	$(3.77)	$(3.83)
Goodwill amortization, net of tax	0.14	0.08

Adjusted basic and diluted loss per share	$(3.63)	$(3.75)

During fiscal 2003, the Company recorded an additional $16.1 million of goodwill as a result of an acquisition of a software development company. The Company operated in two business segments, EA Core and EA.com (see Note 18 of the Notes to Consolidated Financial Statements). Goodwill information for each business segment is as follows (in thousands):

			Effects of
			Foreign
	As of	Goodwill	Currency	As of
	March 31, 2002	Acquired	Translation	March 31, 2003

EA Core	$39,335	$16,139	$842	$56,316
EA.com	29,715	—	—	29,715

	$69,050	$16,139	$842	$86,031

Intangible assets net of accumulated amortization at March 31, 2003 and 2002, of $21.3 million and $41.5 million, respectively, include costs such as costs of obtaining product technology and noncompete covenants. Amortization expense for fiscal years ended March 31, 2003, 2002 and 2001 was $7.5 million, $12.3 million and $10.1 million, respectively. Other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years.

As part of the restructuring efforts, the Company performed impairment tests under SFAS No. 144 to evaluate the recoverability of its long-lived assets and remaining finite-lived identifiable intangibles utilized in the EA.com business. This test was performed in the fourth quarter of fiscal 2003 in conjunction with the overall valuation of the EA.com legal entity and its Class B common stock. The Company assessed the recoverability of its long-lived assets related to the EA.com business by determining whether the carrying amount of the assets was recoverable through estimated future undiscounted net cash flows expected to be generated by the group of assets attributable to the EA.com business. The Company measured the impairment loss as the amount that the carrying value of these long-lived assets exceeded the discounted future cash flows for individual asset groups. Due to significant interdependencies of the operating activities among the asset base, there are not specific identifiable cash flows and thus, the long-lived assets were combined into one asset grouping for the purposes of the test. The Company utilized a present value technique in determining the fair value of the asset grouping over the disposition period, which was determined to be four years. As a result, the Company recorded $12.4 million of finite-lived intangibles impairment charges relating to EA.com’s Kesmai and Pogo studios. As of March 31, 2003, there were no finite-lived intangible balances remaining related to Kesmai and Pogo studios. There are no assurances that the impairment factors evaluated by management will not change in subsequent periods and accordingly, this could result in additional impairment charges in future periods. See Note 19 of the Notes to Consolidated Financial Statements.

Other intangibles consisted of the following (in thousands):

	March 31, 2003					March 31, 2002

	Gross				Other	Gross			Other
	Carrying	Accumulated			Intangibles,	Carrying	Accumulated		Intangibles,
	Amount	Amortization	Impairment	Other	Net	Amount	Amortization	Other	Net

Developed/ Core Technology	$28,263	$(18,886)	$ (9,377)	$ —	$ —	$28,263	$(15,455)	$ —	$12,808
Tradename	35,169	(12,763)	(1,211)	—	21,195	35,169	(9,854)	—	25,315
Subscribers and Other Intangibles	8,694	(6,298)	(1,776)	(514)	106	8,694	(5,156)	(199)	3,339

Total	$72,126	$(37,947)	$(12,364)	$(514)	$21,301	$72,126	$(30,465)	$(199)	$41,462

As of March 31, 2003, future intangible asset amortization expense is estimated as follows (in thousands):

Fiscal Year Ended March 31,

2004	$2,623
2005	2,601
2006	2,489
2007	2,489
2008	2,489
Thereafter	8,610

$21,301

(m)     Long-Lived Assets

The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. This may include assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, the Company determines whether it needs to take an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its actual fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner of the Company’s use of the acquired assets or the strategy of the Company’s overall business and significant under-performance relative to expected historical or projected future operating results. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

In April 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. During fiscal 2003, the Company recorded a $66.3 million asset impairment charge in accordance with SFAS No. 144. See Note 1(l) of the Notes to Consolidated Financial Statements.

(n)     Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities are based on temporary differences resulting from differing treatment of items for tax and accounting purposes. The Company records a valuation allowance to reduce tax assets to an amount whose realization is more likely than not. The valuation allowance is based on the Company’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the Company’s deferred tax assets will be recoverable.

(o)     Foreign Currency Translation

For each of the Company’s foreign subsidiaries the functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using current exchange rates, and revenue and expenses are translated into U.S. dollars using average exchange rates. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Included in interest and other income in the consolidated statements of operations are foreign currency transaction losses of $3.3 million, $0.4 million and $0.9 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

On April 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize these as either assets or liabilities on the balance sheet and measure them at fair value. As described in Note 3 of the Notes to Consolidated Financial Statements, gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial position or results of operations.

(p)     Net Earnings (Loss) Per Share

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

Net income (loss) per share is computed individually for Class A common stock and Class B common stock. Please see the discussion regarding segment reporting in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except for per share amounts):

	Year Ended March 31, 2003
	Class A	Class A	Class B
	common	common	common
	stock-Basic	stock-Diluted	stock

Net income (loss) before retained interest in EA.com	$474,637	$317,097	$(157,540)
Net loss related to retained interest in EA.com	(145,425)	—	145,425

Net income (loss)	$329,212	$317,097	$(12,115)

Shares used to compute net earnings (loss) per share:
Weighted-average common shares	140,989	140,989	4,368
Dilutive stock equivalents	—	5,457	—

Dilutive potential common shares	140,989	146,446	4,368

Net earnings (loss) per share:
Basic	$2.34	N/A	$(2.77)
Diluted	N/A	$2.17	$(2.77)

(In thousands, except for per share amounts):

	Year Ended March 31, 2002
	Class A	Class A	Class B
	common	common	common
	stock-Basic	stock-Diluted	stock

Net income (loss) before retained interest in EA.com	$ 253,156	$101,509	$(151,647)
Net loss related to retained interest in EA.com	(128,900)	—	128,900

Net income (loss)	$ 124,256	$101,509	$(22,747)

Shares used to compute net earnings (loss) per share:
Weighted-average common shares	136,832	136,832	6,026
Dilutive stock equivalents	—	6,310	—

Dilutive potential common shares	136,832	143,142	6,026

Net earnings (loss) per share:
Basic	$0.91	N/A	$(3.77)
Diluted	N/A	$0.71	$(3.77)

(In thousands, except for per share amounts):

	Year Ended March 31, 2001
	Class A	Class A	Class B
	common	common	common
	stock-Basic	stock-Diluted	stock

Net income (loss) before retained interest in EA.com	$142,422	$(11,082)	$(153,504)
Net loss related to retained interest in EA.com	(130,478)	—	130,478

Net income (loss)	$11,944	$(11,082)	$(23,026)

Shares used to compute net earnings (loss) per share:
Weighted-average common shares	131,404	131,404	6,015
Dilutive stock equivalents	—	652	—

Dilutive potential common shares	131,404	132,056	6,015

Net earnings (loss) per share:
Basic	$0.09	N/A	$(3.83)
Diluted	N/A	$(0.08)	$(3.83)

The Diluted EPS calculation for Class A common stock, presented above, includes the potential dilution from the conversion of Class B common stock to Class A common stock in the event that the initial public offering for Class B common stock does not occur. Net income used for the calculation of Diluted EPS for Class A common stock is $317.1 million and $101.5 million for the fiscal years ended March 31, 2003 and 2002, respectively. This net income includes the remaining interest in EA.com (100 percent of EA.com losses) which is directly attributable to outstanding Class B shares owned by third parties, which would be included in the Class A common stock EPS calculation in the event that an initial public offering for Class B common stock does not occur.

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

Excluded from the above computation of weighted-average shares for Class A Diluted EPS for the fiscal years ended March 31, 2003, 2002 and 2001 were options to purchase 3,152,000, 1,515,000 and 2,705,000 shares of common stock, respectively, as the options’ exercise price was greater than the average market price of the common shares. For fiscal 2003, 2002 and 2001, the weighted-average exercise price of these respective options was $62.32, $57.65 and $48.63 per share.

Due to the net loss attributable for the twelve months ended March 31, 2003, 2002 and 2001 on a diluted basis to Class B Stockholders, stock options have been excluded from the Diluted EPS calculation as their inclusion would have been antidilutive. Had net income been reported for these periods, an additional 1,405,000, 842,000 and 472,000 shares would have been added to diluted potential common shares for Class B common stock for the twelve months ended March 31, 2003, 2002 and 2001, respectively.

(q)     Employee Benefits

The Company has a 401(k) Plan covering substantially all of its U.S. employees. The 401(k) Plan permits the Company to make discretionary contributions to employees’ accounts based on the Company’s financial performance. The Company contributed $5.1 million, $4.8 million and $1.1 million to the Plan in fiscal 2003, 2002 and 2001, respectively.

(r)     Stock-based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)”. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation expense has been recognized for options granted under the Company’s employee-based stock option plans.

In fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123”, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the methods used on reported results.

Had compensation cost for the Company’s stock option plans and employee stock purchase plans been determined based on the fair value at the grant dates in accordance with the provisions of SFAS No. 123, the Company’s reported net income (loss) and net earnings (loss) per share would have been the amounts indicated below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions are used for grants made in 2003, 2002 and 2001 under the stock plans: risk-free interest rates of 1.23 percent to 3.86 percent in 2003; 2.22 percent to 4.51 percent in 2002; and 4.59 percent to 6.55 percent in 2001; expected volatility of 62 percent in fiscal 2003, 72 percent in fiscal 2002 and 74 percent in fiscal 2001; expected lives of 2.27 years in fiscal 2003, 2.25 years in fiscal 2002 and 2.32 years in fiscal 2001 under the Option Plans and six months for the Employee Stock Purchase Plan. No dividends are assumed in the expected term. The

Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized when they occur.

Consolidated
(In thousands, except per share data)

	2003	2002	2001

Net income (loss):
As reported	$317,097	$101,509	$(11,082)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(83,863)	(73,596)	(58,268)

Pro forma	$233,234	$ 27,913	$(69,350)

Earnings per share:
Please see Class A Common Stock and Class B Common Stock tables below for earnings (loss) per share information

Class A Common Stock
(In thousands, except per share data)

	2003	2002	2001

Net income (loss):
As reported – basic	$329,212	$124,256	$ 11,944
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(83,805)	(72,751)	(57,437)

Pro forma – basic	$245,407	$ 51,505	$(45,493)

As reported – diluted	$317,097	$101,509	$(11,082)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(83,863)	(73,596)	(58,268)

Pro forma – diluted	$233,234	$ 27,913	$(69,350)

Earnings (loss) per share:
As reported – basic	$2.34	$0.91	$ 0.09
Pro forma – basic	$1.74	$0.38	$(0.35)
As reported – diluted	$2.17	$0.71	$(0.08)
Pro forma – diluted	$1.62	$0.20	$(0.53)

Class B Common Stock
(In thousands, except per share data)

	2003	2002	2001

Net loss:
As reported	$(12,115)	$(22,747)	$(23,026)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(58)	(845)	(831)

Pro forma	$(12,173)	$(23,592)	$(23,857)

Loss per share:
As reported – basic	$(2.77)	$(3.77)	$(3.83)
Pro forma – basic	$(2.79)	$(3.92)	$(3.97)
As reported – diluted	$(2.77)	$(3.77)	$(3.83)
Pro forma – diluted	$(2.79)	$(3.92)	$(3.97)

(s)     Guarantees

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to (i) include disclosure of certain obligations, and (ii) if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002 and the Company has adopted those requirements in its Consolidated Financial Statements included in Note 20 of the Notes to Consolidated Financial Statements and in the Liquidity and Capital Resources section of the MD&A, included in Item 7 hereof. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor’s year-end. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial position or results of operations.

(t)     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting period. Such estimates include provisions for doubtful accounts, sales returns and allowances, long-lived assets, deferred income taxes, warranty provisions, and estimates regarding the recoverability of prepaid royalty advances and inventories. Actual results could differ from those estimates.

(u)     Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal 2003 presentation.

(2) TRACKING STOCK

On March 22, 2000, the stockholders of Electronic Arts authorized the issuance of a new series of common stock, designated as Class B common stock (“Tracking Stock”). The Tracking Stock was intended to reflect the performance of the EA.com business segment. As a result of the approval of the Tracking Stock Proposal, Electronic Arts’ existing common stock has been re-classified as Class A common stock (“Class A Stock”) and was intended to reflect the performance of the EA Core business segment. With the authorization of the Class B common stock, the Company transferred a portion of its consolidated assets, liabilities, revenue, expenses and cash flows to EA.com Inc., a wholly-owned subsidiary of Electronic Arts.

In March 2003, the Company consolidated the operations of EA.com into the Company’s core operations in order to increase efficiency, simplify the Company’s reporting structure and more directly integrate the Company’s online activities into its core console and PC business. As a result, the Company will eliminate dual class reporting starting in fiscal 2004. The majority of outstanding Class B options and warrants not directly held by the Company have been acquired or converted to Class A shares and warrants.

(3) FINANCIAL INSTRUMENTS

(a) Cash and Investments

	As of March 31,
	2003	2002

	(in thousands)
Cash and cash equivalents:
Cash	$ 317,427	$134,577
Money market funds	616,393	380,632
Municipal securities	–	27,189
Commercial paper	16,175	10,428

Cash and cash equivalents	949,995	552,826

Short-term investments:
Available-for-sale
U.S. Agency bonds	637,623	222,985
Corporate bonds	–	8,236
Municipal securities	–	4,489
Held-to-maturity
U.S. Treasury securities	–	8,400

Short-term investments	637,623	244,110

Cash, cash equivalents and short-term investments	$1,587,618	$796,936

In fiscal 2002, short-term held-to-maturity investments include commercial notes with original maturities of less than one year secured by U.S. Treasury Notes which enabled the Company to take advantage of certain tax incentives from its Puerto Rico operation. These investments were treated as held-to-maturity for financial reporting purposes and matured in March 2003.

The fair value of held-to-maturity securities at March 31, 2002 was $8.7 million, which included gross unrealized gains of $0.3 million.

(b) Marketable Securities

Marketable securities are comprised of equity securities. The Company has accounted for investments in equity securities as “available-for-sale” and has stated applicable investments at fair value, with net unrealized appreciation (depreciation) reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Marketable securities had an aggregate cost of $1.1 million and $7.0 million at March 31, 2003 and 2002, respectively. At March 31, 2003, marketable securities included gross unrealized losses of $28,000. At March 31, 2002, marketable securities included gross unrealized losses of $85,000. The sale of marketable securities produced a gain of $2.1 million in fiscal 2003. There were no sales of marketable securities in fiscal 2002.

(c) Foreign Currency Forward Exchange Contracts

The Company utilizes foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, thereby limiting its risk. The Company does not use forward exchange contracts for speculative or trading purposes. The Company’s accounting policies for these instruments are based on the Company’s designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument’s effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying transactions. Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset.

Net Loss Recognized in Other Income Relating to Fair Value Hedging of the Balance Sheet (in thousands):

	Year Ended March 31,
	2003	2002	2001

Gain (loss) on foreign currency assets and liabilities	$21,651	$(2,041)	$(26,104)
Gain (loss) on hedges of foreign currency assets and liabilities	(24,976)	1,629	25,216

Net loss recognized in other income	$(3,325)	$(412)	$(888)

The Company transacts business in various foreign currencies. At March 31, 2003, the Company had foreign exchange contracts, all with maturities of less than three months, to purchase and sell approximately $155.5 million in foreign currencies, primarily in British Pounds, Swedish Krona, European Currency Units (“Euros”) and other currencies.

Fair value represents the difference in value of the contracts at the contract rate and the forward rate. At March 31, 2003, fair value of these contracts is not significant. The counterparties to these contracts are substantial and creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurances that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

(4) LEASE COMMITMENTS

The Company leases certain of its current facilities and certain equipment under non-cancelable capital and operating lease agreements. The Company is required to pay property taxes, insurance and normal maintenance costs for certain of its facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Company’s facilities.

In February 1995, the Company entered into a build-to-suit lease with Keybank National Association on its headquarter’s facility in Redwood City, California, which was extended in July 2001 and expires in July 2006. The Company accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. The Company has an option to purchase the property (land and facilities) for $145.0 million or, at the end of the lease, to arrange for (1) an additional extension of the lease or (2) sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value of up to $128.9 million if the sales price is less than this amount. The lease also provides that a sale of the property to a third party is subject to remarketing conditions including marketing assistance, requisite repairs and maintenance, appropriate notice and seller’s indemnities and warranties.

In December 2000, the Company entered into a second build-to-suit lease with Keybank National Association for a five-year term beginning December 2000 to expand its Redwood City, California headquarters facilities and develop adjacent property adding approximately 310,000 square feet to its campus. Construction was completed in June 2002. The Company accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities provide space for marketing, sales and research and development. The Company has an option to purchase the property for $127.0 million or, at the end of the lease, to arrange for (1) an extension of the lease or (2) sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value of up to $118.8 million if the sales price is less than this amount. The lease also provides that a sale of the property to a third party is subject to remarketing conditions including marketing assistance, requisite repairs and maintenance, appropriate notice and seller’s indemnities and warranties.

Lease rates are based upon the Commercial Paper Rate. The two lease agreements described above require the Company to maintain certain financial covenants related to consolidated net worth, fixed charge coverage ratio, total consolidated debt to total consolidated capital and quick ratio, all of which the Company was in compliance with as of March 31, 2003.

Total future minimum lease commitments as of March 31, 2003 are (in thousands):

Year Ended March 31,
2004	$15,149
2005	19,504
2006	19,623
2007	11,351
2008	7,952
Thereafter	8,102

$81,681

Total rent expense for all operating leases was $19.1 million, $25.2 million and $27.5 million, for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

(5) AMERICA ONLINE, INC. (“AOL”) AGREEMENT

In November 1999, Electronic Arts Inc., EA.com and AOL entered into a five-year $81.0 million carriage fee agreement which gave EA.com the exclusive right to provide online games and interactive entertainment content on the “Games” channels/areas of certain AOL online services and gain access to and sell its products to AOL subscribers and to users of AOL properties. This agreement provides for carriage, advertising commitments, advertising revenue sharing and other fees.

•	Carriage
In establishing the fair value of the carriage, the Company used a discounted cash flow model based on forecasted revenue and cost assumptions of its online games service on AOL properties. Based on this assessment, the Company determined that the fair value of the agreement was $81.0 million and negotiated with AOL on an arms-length basis to pay this amount over the life of the five-year agreement.

Of this amount, $36.0 million was paid upon signing the agreement with the remainder due in four equal annual installments of $11.25 million beginning with the first anniversary of the initial payment. The Company made carriage payments to AOL of $11.25 million in each of the fiscal years 2003, 2002 and 2001.

Carriage fee amounts have been capitalized as a prepaid asset as payments were made to AOL. The total carriage fee of $81.0 million is being expensed using the straight-line method over the remaining life of the agreement subsequent to EA.com’s site launch in October 2000. As the carriage fee is expensed, the Company applies the portion that has been paid against the prepaid asset and records the remaining amount as a liability. Amortization expense is classified as “marketing and sales” expense in the Company’s consolidated statement of operations. The prepaid asset and liability balances are classified as “other assets” and “accrued and other liabilities” on the Company’s consolidated balance sheet. As of March 31, 2003, the Company has included advances of $30.7 million in other long-term assets and $6.25 million in accrued and other liabilities. As of March 31, 2002, the Company has included advances of $38.6 million in other long-term assets and $7.5 million in accrued and other liabilities.

•	Advertising Commitment
In conjunction with the carriage fee agreement with AOL, the Company also made a commitment to spend $15.0 million in offline media advertisements prior to March 31, 2005 consisting of:

•	$10.0 million on television, radio, print and outdoor advertising that promotes the availability of EA.com games on certain AOL online services; and
•	$5.0 million ($1.0 million per year over the five year agreement) on television, radio, print and outdoor advertising that promotes the availability of a specific category of EA.com games (so-called “parlor games”) on certain AOL online services.

The Company is free to purchase this advertising from any television, radio, print or outdoor media property that it chooses, not necessarily from any AOL-affiliated media property. To date, the Company has not purchased any advertisements from AOL, though it has purchased some qualifying advertising from AOL affiliates. In accordance with SOP No. 93-7, “Reporting on Advertising Costs”, the Company expenses the advertising as it is incurred. These costs are classified as “marketing and sales” expense in the Company’s consolidated statement of operations. As of March 31, 2003, the Company has spent approximately $4.3 million against this commitment. See Note 1(c) for additional discussion regarding AOL revenues.

•	Advertising Revenue and Revenue Sharing
Advertising revenue is derived principally from the sale of banner and in-game advertisements. Banner and in-game advertising is typically generated from contracts in which either the Company or AOL provides a minimum number of impressions over the term of the agreed upon commitment. Revenue is recognized as the impressions are delivered, provided that no significant obligations remain and collection of the related receivable is probable. Advertising revenue generated on the AOL Games Channel is recorded net of the applicable revenue share owed to AOL under the AOL carriage fee agreement. See Note 1(c) for additional discussion regarding advertising revenues.

•	Other Fee Arrangements
In accordance with the carriage fee agreement, the Company is also required to pay AOL a percentage of its subscription, e-commerce and anchor tenancy revenue that exceed certain amounts. To date, these amounts have been approximately $0.3 million, $0.5 million and $46,000 in fiscal 2003, 2002 and 2001, respectively. These costs are expensed as incurred and are classified as “cost of goods sold” in the Company’s consolidated statement of operations. In accordance with EITF No. 99-19, the Company does not net these costs against revenue because it maintains responsibility for providing e-commerce products and subscription services directly to the consumer and retains the primary inventory risk for its products and games service.

Sale of Class B Common Stock and Warrant to AOL

In connection with the agreement with AOL, the Company sold 4,000,000 shares of Class B common stock to AOL (the “AOL Shares”) representing 10 percent of the initial equity value attributable to EA.com valued at $18.7 million.

In addition to the AOL Shares, the Company sold AOL a warrant (the “AOL Warrant”) to purchase an additional 2,000,000 shares of Class B common stock representing an additional 5 percent of the initial equity value attributable to EA.com for $1.3 million. The aggregate exercise price of the AOL Warrant was $40.0 million. The AOL Warrant was to expire at the latest at the fifth anniversary of its date of issuance, and under certain conditions may expire at an earlier date.

AOL Exchange Rights

AOL had the option to exchange their Class B common shares for a number of Class A common shares based on the ratio of the per share price paid by AOL for the Class B stock relative to $41.89. In fiscal 2003, AOL elected to exchange all of its 4,000,000 shares of Class B common stock for 446,323 shares of

Class A common stock. In addition, the AOL Warrant has automatically been exchanged for further issuance of 31,027 shares of Class A common stock.

(6) CONCENTRATION OF CREDIT RISK

The Company extends credit to various companies in the retail and mass merchandising industry. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company’s overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of its customers and reserves for potential credit losses are maintained. As of the fiscal year ended March 31, 2003 and 2001, there were no customers with receivable balances greater than 10 percent of total gross accounts receivables. As of the fiscal year ended March 31, 2002, the Company had receivable balances from one customer which represented 13 percent of total gross accounts receivables.

Short-term investments are placed with high credit-quality financial institutions or in short-duration high quality securities. The Company limits the amount of credit exposure in any one financial institution or type of investment instrument.

(7) LITIGATION

The Company is subject to pending claims and litigation. Management, after review and consultation with legal counsel, considers that any liability from the disposition of such lawsuits would not have a material adverse effect upon the consolidated financial condition or results of operations of the Company.

(8) PREFERRED STOCK

At March 31, 2003 and 2002, the Company had 10,000,000 shares of Preferred Stock authorized but unissued. The rights, preferences, and restrictions of the Preferred Stock may be designated by the Board of Directors without further action by the Company’s stockholders.

(9) TREASURY STOCK

In September 2001, the Board of Directors approved a plan to repurchase up to two million shares of the Company’s Class A common stock. For the fiscal year ended March 31, 2002, the Company repurchased 280,000 shares for approximately $11.9 million under the program. In February 2002, all of the 280,000 shares were retired.

(10) STOCK PLANS

(a)     Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan program whereby eligible employees may authorize payroll deductions of up to 10 percent of their compensation to purchase shares at 85 percent of the lower of the fair market value of the Class A Common Stock on the date of commencement of the offering or on the last day of the six-month purchase period. The program commenced in September 1991. A new Employee Stock Purchase Plan program, the “2000 Class A Employee Stock Purchase Plan” was approved by the Board of Directors in May 2000 and commenced in August 2000. In addition, the Company had a stock purchase plan which was adopted without stockholder approval, the International Employee Stock Purchase Plan, which was terminated by the Board of Directors in connection with the amendment of the stockholder-approved Plan discussed below as of February 2003.

The International Employee Stock Purchase Plan was adopted by the Board of Directors in June 1996 and amended in October 1998, February 1999 and February 2002 and is in all material respects identical to the 2000 Class A Employee Stock Purchase Plan approved by the stockholders for U.S. employees. In February 2003, the Board of Directors approved an amendment to the 2000 Class A Employee Stock Purchase Plan to segregate provisions of the Plan for purchases intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”) for participants residing in the U.S., from those that are not intended to qualify under Section 423 of the Code for participants residing outside of the U.S. Accordingly, the Company will no longer issue Class A Common Stock under the International Employee Stock Purchase Plan. At March 31, 2003, the Company had 91,760 shares of Class A Common Stock reserved for future issuance under the International Employee Stock Purchase Plan. In fiscal 2003, 348,948 shares were purchased by the Company and distributed to employees at prices ranging from $44.87 to $45.74. In fiscal 2002, 313,240 shares were purchased by the Company and distributed to employees at prices ranging from $42.45 to $45.05. In fiscal 2001, 350,164 shares were purchased by the Company and distributed to employees at prices ranging from $29.14 to $42.50. The weighted average fair value of the fiscal 2003, 2002 and 2001 awards was $19.57, $18.88 and $18.31, respectively, as estimated on the date of grant using the Black-Scholes option-pricing model assumptions described in Note 1(r) of the Notes to Consolidated Financial Statements. At March 31, 2003, the Company had 568,965 shares of Class A Common Stock reserved for future issuance under the 2000 Class A Employee Stock Purchase Plan.

(b)     Stock Option Plans

The Company’s 2000 Class A Equity Incentive Plan, 1995 Stock Option Plan, and Directors’ Plan (“Option Plans”) provide options for employees, officers and directors to purchase the Company’s Class A common stock. Pursuant to these Option Plans, the Board of Directors may grant non-qualified and incentive stock options to employees and officers and non-qualified options to directors, at not less than the fair market value on the date of grant.

At the Company’s Annual Meeting of Stockholders, held on August 1, 2002, the stockholders elected to amend the 2000 Class A Equity Incentive Plan to increase by 5,500,000 the number of shares of the Company’s Class A common stock reserved for issuance under the Plan.

Together with the Tracking Stock Proposal, the stockholders approved the Electronic Arts Inc. 2000 Class B Equity Incentive Plan. The Class B equity plan allows the award of stock options or restricted stock for up to an aggregate of 6,000,000 shares of Class B common stock. The Class B equity plan included a provision for automatic option grants to the Company’s outside directors. In February 2003, the Board of Directors amended the Class B equity plan to eliminate automatic grants to directors and to preclude any further awards under the Class B equity plan. As of March 31, 2003 there were 225,130 restricted shares issued and no shares available for future issuance under the Class B equity plan. See Note 2 of the Notes to Consolidated Financial Statements.

The options generally expire ten years from the date of grant and are generally exercisable in monthly increments over 50 months. Class B common stock grants will generally vest over 50 months with 2 percent vesting per month.

In fiscal year 2001, the Board of Directors approved the Key Partner Class B Equity Incentive Program which allows for the issuance of warrants to key business partners to purchase up to 750,000 shares of Class B common stock. As of March 31, 2002, there were 121,000 warrants outstanding under this program. These warrants expire not later than five years from issuance. In February 2003, the Company caused a “Warrant Holder Exchange” of the Class B warrant stock and terminated the program. Accordingly, all of the 121,000 Class B warrants were exchanged for 30,504 Class A warrants, and there are no shares allocated for issuance under the program.

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

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and FIN 44, “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)”. In fiscal 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and

Disclosure – an Amendment of FASB Statement No. 123”, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the methods used on reported results.

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation expense has been recognized for options granted under the Company’s employee-based stock option plans. Pursuant to SFAS No. 123, the Company discloses the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements. See Note 1(r) of the Notes to Consolidated Financial Statements for the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements.

Additional information regarding options outstanding for Class A as of March 31, 2003 is as follows:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$ 0.995 – $17.500	2,713,782	3.45	$14.05	2,713,318	$14.05
17.531 – 29.875	4,130,407	5.95	26.31	3,473,669	25.84
30.844 – 45.969	2,180,254	7.31	40.26	1,258,915	39.71
46.188 – 46.540	2,405,376	8.48	46.54	672,393	46.53
46.938 – 49.500	2,742,410	7.54	49.31	1,505,991	49.31
49.670 – 57.040	3,221,087	8.55	54.37	810,095	54.73
57.170 – 61.630	2,559,350	9.11	60.00	294,877	59.50
61.690 – 62.630	3,324,582	9.51	62.62	14,333	61.98
62.640 – 68.270	679,851	9.42	64.66	37,905	64.84
72.140 – 72.140	22,417	9.56	72.14	–	–

$ 0.995 – $72.140	23,979,516	7.51	$44.38	10,781,496	$32.34

Additional information regarding options outstanding for Class B as of March 31, 2003 is as follows:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$ 9.000	1,177,206	7.10	$ 9.00	948,385	$ 9.00
10.000	24,175	7.34	10.00	21,072	10.00
12.000	921,066	7.99	12.00	501,398	12.00

$ 9.000 – $12.000	2,122,447	7.48	$10.30	1,470,855	$10.03

The following summarizes the activity under the Company’s Class A stock option plans during the fiscal years ended March 31, 2003, 2002 and 2001:

	Options Outstanding

		Weighted-Average
	Shares	Exercise Price

Balance at March 31, 2000	22,933,908	$21.30
Granted	5,851,961	46.05
Canceled	(1,746,449)	15.71
Exercised	(5,495,281)	31.15

Balance at March 31, 2001 (8,902,789 shares were exercisable at a weighted average price of $20.55)	21,544,139	28.66
Granted	6,313,776	51.29
Canceled	(1,358,690)	36.14
Exercised	(3,681,565)	22.27

Balance at March 31, 2002 (10,224,073 shares were exercisable at a weighted average price of $26.04)	22,817,660	35.51
Granted	6,896,118	60.98
Canceled	(1,064,832)	47.25
Exercised	(4,669,430)	24.88

Balance at March 31, 2003	23,979,516	$44.38

Options available for grant at March 31, 2003	2,860,168

The following summarizes the activity under the Company’s Class B stock option plan during the fiscal years ended March 31, 2003, 2002 and 2001:

	Options Outstanding

		Weighted-Average
	Shares	Exercise Price

Balance at March 31, 2000	—	$ —
Granted	5,785,792	9.62
Canceled	(429,310)	9.28
Exercised	(250,000)	9.00

Balance at March 31, 2001 (21,990 shares were exercisable at a weighted average price of $9.57)	5,106,482	9.68
Granted	977,983	12.00
Canceled	(1,923,220)	9.99
Exercised	(80)	9.00

Balance at March 31, 2002 (2,007,399 shares were exercisable at a weighted average price of $9.65)	4,161,165	10.09
Granted	15,000	9.00
Canceled	(2,053,668)	9.88
Exercised	(50)	9.00

Balance at March 31, 2003	2,122,447	$10.30

Options available for grant at March 31, 2003(a)	—

(a)	In February 2003, the Board of Directors amended the Class B plan to preclude any further awards under the Class B plan.

(11) PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2003 and 2002 consisted of (in thousands):

	2003	2002

Computer equipment and software	$348,413	$319,893
Buildings	105,342	97,939
Land	49,078	44,911
Office equipment, furniture and fixtures	32,984	31,915
Leasehold improvements	23,957	15,463
Warehouse equipment and other	9,447	5,396

	569,221	515,517
Less accumulated depreciation and amortization	(306,969)	(206,690)

	$262,252	$308,827

Depreciation and amortization expenses associated with property and equipment amounted to $66.3 million, $67.6 million and $50.3 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

(12) ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities at March 31, 2003 and 2002 consisted of (in thousands):

	2003	2002

Accrued income taxes	$154,712	$94,444
Accrued compensation and benefits	109,687	87,985
Accrued expenses	109,358	87,104
Accrued royalties	77,681	77,590
Deferred revenue	10,589	13,286
Warranty reserve	2,520	4,010

	$464,547	$364,419

(13) BUSINESS COMBINATIONS

(a)     Pogo Corporation

On February 28, 2001, EA.com acquired Pogo Corporation (now referred to as “Pogo”) for $43.3 million, including an initial investment of $42.0 million and the redemption of Pogo preferred stock of $1.3 million. Pogo operates an ad-supported games service that reaches a broad consumer market. Pogo’s internet-based family games focus on easy-to-play card, board and puzzle games.

The acquisition has been accounted for under the purchase method. The results of operations of Pogo and the estimated fair market values of the acquired assets and liabilities have been included in the consolidated financial statements from the date of acquisition. The adjusted allocation of the excess purchase price over the net tangible assets acquired was $40.5 million, of which, based on management’s estimates, $2.7 million was allocated to purchased in-process research and development and $37.8 million was allocated to other intangible assets. Amounts allocated to other intangibles include goodwill of $16.9 million, existing technology of $12.5 million, and other intangibles of $8.4 million. The allocation of intangible assets is being amortized on a straight-line basis over lives ranging from three to seven years.

As part of the restructuring plan announced in fiscal 2003 for EA.com, the Company evaluated its finite-lived identifiable intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as of January 1, 2003. The Company assessed the recoverability of its intangibles by determining whether the carrying amount of the assets were recoverable through estimated future undiscounted net cash flows. The Company calculated the impairment loss as the amount that the carrying value of the asset exceeded the discounted future cash flows. Included in asset impairment charges is a write-off of $10.9 million relating to Pogo’s remaining finite-lived intangible assets. These intangibles had remaining lives ranging from 14 to 38 months.

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

Pogo had various projects in progress at the time of the acquisition. As of the acquisition date, costs to complete Pogo projects acquired were expected to be approximately $1.2 million in future periods. During fiscal 2002, all of these development projects were completed and launched on Pogo gamesites. In conjunction with the acquisition of Pogo, the Company accrued approximately $0.1 million related to direct transaction costs and other related costs.

The purchase price for the Pogo transaction was allocated to assets acquired and liabilities assumed as set forth below (in thousands):

Current assets	$3,048
Fixed assets	4,998
Other long-term assets	1,969
In-process technology	2,719
Goodwill and other intangibles	37,797
Liabilities	(7,198)

Total cash paid	$43,333

(b)     Square Co., Ltd.

In May 1998, the Company and Square Co., Ltd. (“Square”), a leading developer and publisher of entertainment software in Japan, completed the formation of two new joint ventures in North America and Japan. In North America, the companies formed Square Electronic Arts, LLC (“Square EA”), which had exclusive publishing rights in North America for future interactive entertainment titles created by Square. Additionally, the Company had the exclusive right to distribute in North America products published by this joint venture. The Company contributed $3.0 million and owned a 30 percent minority interest in this joint venture while Square owned 70 percent. This joint venture was accounted for under the equity method. The joint venture agreements with Square expired as of March 31, 2003. Our distribution of Square products in North America will terminate on June 30, 2003.

In Japan, the companies established Electronic Arts Square KK (“EA Square KK”), which localized and published in Japan the Company’s properties originally created in North America and Europe, as well as developed and published original video games in Japan. The Company contributed cash and had a 70 percent majority ownership interest, while Square contributed cash and owned 30 percent. Accordingly, the assets, liabilities and results of operations for EA Square KK were included in the Company’s Consolidated Balance Sheets and Results of Operations since June 1, 1998, the date of formation. Square’s 30 percent interest in EA Square KK has been reflected as “Minority interest in consolidated joint venture” on the Company’s consolidated financial statements.

Effective March 31, 2003, the Company and Square terminated their joint venture agreement and reached agreement for the Company to purchase Square’s 30 percent interest in Electronic Arts Square KK. In May, 2003, the Company acquired such 30 percent ownership interest in Electronic Arts Square KK from Square for approximately $2.5 million in cash. As a result of the acquisition, Electronic Arts Square KK has become a wholly-owned subsidiary of the Company and has been renamed Electronic Arts KK. The acquisition was accounted for as a step acquisition purchase and the excess purchase price over fair value of the net tangible assets acquired of $1.2 million was allocated to goodwill.

(14) INCOME TAXES

The Company’s pretax income (loss) from operations for the fiscal years ended March 31, 2003, 2002 and 2001 consisted of the following components:

(in thousands)	2003	2002	2001

Domestic	$222,123	$17,020	$(27,166)
Foreign	239,326	131,267	13,736

Total pretax income (loss)	$461,449	$148,287	$(13,430)

Income tax expense (benefit) for the fiscal years ended March 31, 2003, 2002 and 2001 consisted of:

(in thousands)	Current	Deferred	Total

2003:
Federal	$76,435	$(13,332)	$63,103
State	2,858	(13,318)	(10,460)
Foreign	17,178	(1,392)	15,786
Charge in lieu of taxes from employee stock plans for Class A	74,620	—	74,620

	$171,091	$(28,042)	$143,049

2002:
Federal	$60,728	$(44,277)	$16,451
State	1,048	(672)	376
Foreign	4,306	2,295	6,601
Charge in lieu of taxes from employee stock plans for Class A	22,541	—	22,541

	$88,623	$(42,654)	$45,969

2001:
Federal	$(4,233)	$(19,975)	$(24,208)
State	582	(13,809)	(13,227)
Foreign	6,981	541	7,522
Charge in lieu of taxes from employee stock plans	25,750	—	25,750

	$29,080	$(33,243)	$(4,163)

The components of the net deferred tax assets as of March 31, 2003 and 2002 consist of:

(in thousands)	2003	2002

Deferred tax assets:
Accruals, reserves and other expenses	$83,906	$ 53,891
Net operating loss carryforwards	2,723	50,174
Tax credits	77,202	46,118

Total	163,831	150,183

Deferred tax liabilities:
Prepaid royalty expenses	(10,741)	(11,342)
Fixed assets	(21,785)	(35,266)
Other	(602)	(913)

Total	(33,128)	(47,521)

Net deferred tax asset	$130,703	$102,662

At March 31, 2003, deferred tax assets of $117.2 million and $13.5 million were classified as current assets and long-term assets, respectively.

The Company has research and experimental tax credit carryforwards aggregating approximately $42.0 million and $21.0 million for federal and California purposes, respectively. The federal credit carryforwards expire from 2006 to 2023. The California credits carry over indefinitely until utilized. The Company also has foreign tax credit carryforwards of approximately $11.0 million, which expire from 2004 to 2008.

The differences between the statutory income tax rate and the Company’s effective tax rate, expressed as a percentage of income (loss) before provision for (benefit from) income taxes, for the years ended March 31, 2003, 2002 and 2001 were as follows:

	2003		2002		2001

Statutory federal tax rate	35.0%		35.0%		(35.0%	)
State taxes, net of federal benefit	1.9%		1.5%		(10.0%	)
Differences between statutory rate and foreign effective tax rate	(4.5%	)	(3.0%	)	20.2%
Research and development credits	(1.2%	)	(3.4%	)	(4.7%	)
Other	(0.2%	)	0.9%		(1.5%	)

	31.0%		31.0%		(31.0%	)

The Company provides for U.S. taxes on an insignificant portion of the undistributed earnings of its foreign subsidiaries and does not provide taxes on the remainder. The Company has not provided for Federal income tax on approximately $494.0 million of undistributed earnings of its foreign subsidiaries, since the Company intends to reinvest this amount in foreign subsidiary operations indefinitely.

At March 31, 2003, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

During the fiscal year ended March 31, 2003, the Company successfully prevailed in Tax Court proceedings with respect to previously-contested deficiencies issued by the Internal Revenue Service in conjunction with its audit of the Company’s US income tax returns for the years 1992 through 1995. The

IRS is examining the Company’s U.S. income tax returns for 1996 through 1998 and has proposed certain adjustments. While the ultimate resolution of tax audits involves a degree of uncertainty, management believes that adequate amounts of tax accruals have been provided for any adjustments that are expected to result for these years.

(15) INTEREST AND OTHER INCOME, NET

Interest and other income, net for the years ended March 31, 2003, 2002 and 2001 consisted of (in thousands):

	2003	2002	2001

Interest income	$21,476	$16,691	$17,903
Gain (loss) on disposition of assets, net	1,559	(131)	(1,778)
Impairment of investment in affiliates	(10,590)	—	—
Foreign currency losses	(3,325)	(412)	(888)
Foreign currency cost of hedging	(5,103)	(3,032)	—
Equity in net gain of affiliates	5,467	2,999	820
Other income (expense), net	(4,262)	(3,267)	829

	$5,222	$12,848	$16,886

(16) COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income”, requires classification of other comprehensive income in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income includes primarily foreign currency translation adjustments and unrealized gains (losses) on investments.

The change in the components of comprehensive income, net of tax, is summarized as follows (in thousands):

		Unrealized
	Foreign	gains	Accumu-
	currency	(losses) on	lated other
	translation	investments,	comprehen-
	adjustments	net	sive loss

Balance at March 31, 2000	$(6,180)	$(181)	$(6,361)
Other comprehensive income (loss)	(9,439)	3,097	(6,342)

Balance at March 31, 2001	(15,619)	2,916	(12,703)
Other comprehensive income (loss)	1,453	(3,474)	(2,021)

Balance at March 31, 2002	(14,166)	(558)	(14,724)
Other comprehensive income (loss)	14,540	1,718	16,258

Balance at March 31, 2003	$374	$1,160	$1,534

Change in unrealized gains (losses) on investments, net are shown net of taxes of $1.3 million, $(1.6) million and $1.4 million in fiscal 2003, 2002 and 2001, respectively.

The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(17) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, cash equivalents, short-term investments, receivables, accounts payable and accrued liabilities – the carrying amount approximates fair value because of the short maturity of these instruments.

Long-term investments, investments classified as held-to-maturity and marketable securities – fair value is based on quoted market prices.

(18) SEGMENT INFORMATION

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

The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region and by product lines for purposes of making operating decisions and assessing financial performance.

In fiscal 2003, 2002 and 2001, the Company operated and reviewed its business in two business segments:

•	EA Core business segment: creation, marketing and distribution of entertainment software.
•	EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

In March 2003, the Company consolidated the operations of EA.com into its core business, and has eliminated separate reporting for its Class B common stock for all future reporting periods after fiscal 2003. The Company now considers online functionality to be integral to its existing and future products. Accordingly, in fiscal 2004, the Company will no longer manage EA.com as a separate business segment. As of April 1, 2003, the Company will consolidate the reporting related to its online products and services as part of the overall development and publication of its other products. The Company believes that this will better reflect the way in which the Company’s Chief Operating Decision Maker reviews and manages its business and the importance of its online products and services relative to the rest of its business. Based on the Company’s preliminary assessment of this intended consolidation, management believes that it will only have one reportable segment in fiscal 2004 as a result of restructuring the EA.com business.

In order to prepare the segment information for EA.com, the Company has allocated certain of its consolidated assets, liabilities, revenue, expenses and cash flows to EA.com. The Consolidated Statements of Operations includes all revenue and costs directly and indirectly attributable to EA.com, including charges for shared facilities, functions and services used by EA.com and provided by Electronic Arts. Certain costs and expenses have been consistently allocated based on management’s estimates of the cost of services provided to EA.com by Electronic Arts. Such costs include corporate research and development expenses, corporate selling, marketing and distribution expenses and corporate general and administrative expenses. Such allocations and charges are based on direct cost pass-through or percentage of total costs for the services provided based on factors such as headcount or activity-based allocation. The Company does not allocate interest charges between EA Core and EA.com. Management believes that these allocations have been consistently applied and are based on assumptions that are reasonable.

The Company’s view and reporting of business segments may change due to changes in the underlying business facts and circumstances and the evolution of the Company’s reporting to its Chief Operating Decision Maker. Please see the discussion regarding segment reporting in the MD&A.

Information about Electronic Arts business segments is presented below for the fiscal years ended March 31, 2003, 2002 and 2001 (in thousands):

	Fiscal Year Ended March 31, 2003

	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenue	$2,400,669	$ 81,575	$2,482,244
Cost of goods sold	1,056,385	16,417	1,072,802

Gross profit	1,344,284	65,158	1,409,442
Operating expenses:
Marketing and sales(a)	289,933	42,520	332,453
General and administrative	123,538	7,321	130,859
Research and development(b)	299,294	101,696	400,990
Amortization of intangibles(c)	3,526	3,956	7,482
Restructuring charges	11,014	4,088	15,102
Asset impairment charges	3,442	62,887	66,329

Total operating expenses	730,747	222,468	953,215

Operating income (loss)	613,537	(157,310)	456,227
Interest and other income (expense), net	5,452	(230)	5,222

Income (loss) before provision for income taxes and minority interest	618,989	(157,540)	461,449
Provision for income taxes	143,049	—	143,049

Income (loss) before minority interest	475,940	(157,540)	318,400
Minority interest in consolidated joint venture	(1,303)	—	(1,303)

Net income (loss) before retained interest in EA.com	$ 474,637	$(157,540)	$ 317,097

Interest income	$ 21,395	$ 81	$ 21,476
Depreciation and amortization	49,358	42,281	91,639
Identifiable assets	2,287,743	71,790	2,359,533
Capital expenditures	58,328	780	59,108

	Fiscal Year Ended March 31, 2002

	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenue	$1,647,502	$ 77,173	$1,724,675
Cost of goods sold	797,894	16,889	814,783

Gross profit	849,608	60,284	909,892
Operating expenses:
Marketing and sales(a)	202,749	38,360	241,109
General and administrative	96,919	10,140	107,059
Research and development(b)	250,590	129,974	380,564
Amortization of intangibles(c)	12,888	12,530	25,418
Restructuring charges	—	7,485	7,485
Asset impairment charges	—	12,818	12,818

Total operating expenses	563,146	211,307	774,453

Operating income (loss)	286,462	(151,023)	135,439
Interest and other income (expense), net	13,472	(624)	12,848

Income (loss) before provision for income taxes and minority interest	299,934	(151,647)	148,287
Provision for income taxes	45,969	—	45,969

Income (loss) before minority interest	253,965	(151,647)	102,318
Minority interest in consolidated joint venture	(809)	—	(809)

Net income (loss) before retained interest in EA.com	$ 253,156	$(151,647)	$ 101,509

Interest income	$ 16,641	$ 50	$ 16,691
Depreciation and amortization	51,673	59,228	110,901
Identifiable assets	1,529,422	169,952	1,699,374
Capital expenditures	38,406	13,112	51,518

	Fiscal Year Ended March 31, 2001

	EA Core
	(excl. EA.com)	EA.com	Electronic Arts

Net revenue	$1,280,172	$ 42,101	$1,322,273
Cost of goods sold	650,330	14,661	664,991

Gross profit	629,842	27,440	657,282
Operating expenses:
Marketing and sales(a)	163,928	21,408	185,336
General and administrative	93,885	10,156	104,041
Research and development(b)	235,785	140,394	376,179
Amortization of intangibles(c)	12,829	6,494	19,323
Charge for acquired in-process technology	—	2,719	2,719

Total operating expenses	506,427	181,171	687,598

Operating income (loss)	123,415	(153,731)	(30,316)
Interest and other income, net	16,659	227	16,886

Income (loss) before benefit from income taxes and minority interest	140,074	(153,504)	(13,430)
Benefit from income taxes	(4,163)	—	(4,163)

Income (loss) before minority interest	144,237	(153,504)	(9,267)
Minority interest in consolidated joint venture	(1,815)	—	(1,815)

Net income (loss) before retained interest in EA.com	$ 142,422	$(153,504)	$ (11,082)

Interest income	$ 17,809	$ 94	$ 17,903
Depreciation and amortization	45,382	33,219	78,601
Identifiable assets	1,167,846	211,072	1,378,918
Capital expenditures	51,460	68,887	120,347

(a)	EA.com Marketing and Sales includes $17.9 million, $17.9 million and $8.9 million of Carriage Fee for fiscal 2003, 2002 and 2001, respectively.

(b)	EA.com Research and Development includes $43.0 million, $59.5 million and $51.8 million of Network Development and Support for fiscal 2003, 2002 and 2001, respectively; and includes $10.0 million, $10.6 million and $11.4 million of Customer Relationship Management for fiscal 2003, 2002 and 2001, respectively.

(c)	Results for fiscal 2003 do not include amortization of goodwill as a result of adopting SFAS No. 142. Amortization of intangibles for fiscal 2002 includes goodwill amortization of $7.4 million for EA Core and $5.7 million for EA.com. Amortization of intangibles for fiscal 2001 includes goodwill amortization of $5.9 million for EA Core and $3.2 million for EA.com.

Information about Electronic Arts’ operations in the North America and foreign areas for the fiscal years ended March 31, 2003, 2002 and 2001 is presented below (in thousands):

			Asia
			Pacific
	North		(excluding
	America	Europe	Japan)	Japan	Eliminations	Total

Fiscal 2003
Net revenue from unaffiliated customers	$1,435,718	$878,904	$87,569	$80,053	$—	$2,482,244
Intercompany revenue	(7,898)	72,091	7,322	38	(71,553)	—

Total net revenue	1,427,820	950,995	94,891	80,091	(71,553)	2,482,244

Operating income	216,491	230,101	4,927	4,601	107	456,227
Interest income	18,821	2,420	234	1	—	21,476
Depreciation and amortization	75,620	14,467	924	628	—	91,639
Capital expenditures	47,955	9,894	875	384	—	59,108
Identifiable assets	1,764,103	544,782	27,848	22,800	—	2,359,533
Long-lived assets	377,210	181,864	5,373	4,774	—	569,221
Fiscal 2002
Net revenue from unaffiliated customers	$1,093,244	$519,458	$53,376	$58,597	$—	$1,724,675
Intercompany revenue	2,411	37,533	8,755	55	(48,754)	—

Total net revenue	1,095,655	556,991	62,131	58,652	(48,754)	1,724,675

Operating income	8,328	121,058	2,277	3,401	375	135,439
Interest income	14,440	2,010	241	—	—	16,691
Depreciation and amortization	95,395	13,768	1,091	647	—	110,901
Capital expenditures	39,259	10,350	1,038	871	—	51,518
Identifiable assets	1,325,939	333,825	21,435	18,175	—	1,699,374
Long-lived assets	348,120	158,500	4,469	4,428	—	515,517
Fiscal 2001
Net revenue from unaffiliated customers	$831,924	$386,728	$51,039	$52,582	$—	$1,322,273
Intercompany revenue	11,915	30,996	13,040	3,802	(59,753)	—

Total net revenue	843,839	417,724	64,079	56,384	(59,753)	1,322,273

Operating income (loss)	(31,996)	(8,914)	2,962	7,437	195	(30,316)
Interest income	14,230	3,271	402	—	—	17,903
Depreciation and amortization	71,501	6,510	275	315	—	78,601
Capital expenditures	103,048	15,535	1,104	660	—	120,347
Identifiable assets	1,034,625	300,196	20,364	23,733	—	1,378,918
Long-lived assets	334,398	154,832	3,807	3,806	—	496,843

Electronic Arts had sales to one customer which represented 12 percent of total net revenue in fiscal 2003 and 2001, respectively, and 14 percent of total net revenue in fiscal 2002.

Information about Electronic Arts’ net revenue by product line for the fiscal years ended March 31, 2003, 2002 and 2001 is presented below (in thousands):

	2003	2002	2001

PlayStation 2	$910,693	$482,882	$258,988
PC	499,634	456,292	405,256
Co-publishing and Distribution	375,759	269,010	222,278
Xbox	219,378	78,363	—
Nintendo GameCube	176,656	51,740	—
PlayStation	99,951	189,535	309,988
Game Boy Advance	79,093	43,653	—
Online Subscriptions	37,851	30,940	28,878
Advertising	31,988	38,024	6,175
Game Boy Color	26,293	38,026	—
License, OEM and Other	24,948	46,210	90,710

	$2,482,244	$1,724,675	$1,322,273

(19) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

EA Core

During the third quarter of fiscal 2003, the Company closed its office located in San Francisco, California and its studio located in Seattle, Washington. The office and studio closures were a result of the Company’s strategic decision to consolidate local development efforts in Redwood City, California and Vancouver, Canada. The Company recorded total pre-tax charges of $9.4 million, consisting of $7.3 million for consolidation of facilities, $1.5 million for the write-off of non-current assets and $0.6 million for workforce reductions. The facilities charge was net of a reduction in deferred rent of $0.5 million.

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

Additionally, during the fourth quarter of fiscal 2003, the Company approved a plan to consolidate its Los Angeles, Irvine and Las Vegas studios into one major game studio in Los Angeles. These measures were taken in order to maximize efficiencies and streamline the creative development process and operations of the Company’s studios. In connection with these consolidation activities, the Company recorded a total pre-tax restructuring charge of $5.1 million. This charge includes $1.6 million for the shutdown of facilities related to non-cancelable lease payments for permanently vacated properties and associated costs, $2.0 million for the write-off of abandoned equipment and leasehold improvements at facilities that were permanently vacated and $1.5 million for employee severance expenses related to involuntary terminations. The consolidation of the studios discussed above, as well as other activities related to this plan, was completed by the end of March 2003.

The following table summarizes the restructuring accrual activity related to EA Core during fiscal 2003 (in thousands):

	Fiscal 2003
	Restructuring Plan

			Non-
		Facilities-	current
	Workforce	related	Assets	Total

Charged to operations in fiscal 2003	2,122	8,892	3,442	14,456
Charges utilized in cash in fiscal 2003	(1,969)	(1,528)		(3,497)
Charges utilized in non-cash in fiscal 2003	—		(3,442)	(3,442)

Accrued balance as of March 31, 2003	$153	$7,364	—	$7,517

The Company expects the remaining accrued restructuring balance of $7.5 million to be fully utilized by December 31, 2006.

EA.com

Fiscal 2003 Restructuring

In March 2003, the Company consolidated the operations of EA.com into its core business, and has eliminated separate reporting for its Class B common stock for all future reporting periods after fiscal 2003. The Company considers online functionality to be an integral component of its existing and future products. The workforce reduction resulted in the termination of approximately 50 positions.

During fiscal 2003, the Company recorded restructuring charges, including asset impairment, of $67.0 million, consisting of $1.8 million for workforce reductions, $2.3 million for consolidation of facilities and other administrative charges, and $62.9 million for the write-off of non-current assets. The estimated costs for workforce reduction included severance charges for terminated employees, costs for certain outplacement service contracts and costs associated with the tender offer to retire employee Class B options. The consolidation of facilities resulted in the closure of EA.com’s Chicago and Virginia facilities and an adjustment for the closure of EA.com’s San Diego studio in fiscal 2002. The estimated costs for consolidation of facilities and other administrative charges included contractual rental commitments under real estate leases for unutilized office space reduced by estimated future sub-lease income and costs to close the facilities.

The Company recorded restructuring charges for EA.com in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current events and circumstances.

As part of the restructuring efforts, the Company performed impairment tests under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to evaluate the recoverability of its long-lived assets and remaining finite-lived identifiable intangibles utilized in the EA.com business. This test was performed in the fourth quarter of fiscal 2003 in conjunction with the overall valuation of the EA.com legal entity and its Class B common stock. In February 2003, the Company’s only outside holder of Class B common stock, AOL, exercised its right to exchange its Class B shares for shares of Class A common stock. In late December 2002, EA.com launched The Sims Online, an online game based on the Company’s very popular “The Sims” line of PC games, which have sold over 20 million units worldwide. The Sims Online was expected to be EA.com’s flagship online subscription offering. Through mid-March 31, 2003, the number of units sold and subscribers for this product along with other EA.com revenue were significantly below the Company’s expectations. The Company considered these developments in the fourth quarter of fiscal 2003 to be a triggering event under SFAS No. 144, which caused the Company to cancel most of its plans to develop similar online products that would have utilized long-lived assets associated with the EA.com business. As a result, the Company substantially reduced its expected future undiscounted cash flows related to these long-lived assets. These assets were not impaired in earlier periods because the expected future undiscounted cash flows for the asset groups relating to EA.com were in excess of the related asset carrying amount.

The Company assessed the recoverability of its long-lived assets by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the group of assets attributable to the EA.com business. The Company measured the impairment loss as the amount that the carrying value of these long-lived assets exceeded the discounted future cash flows for individual asset groups. Due to significant interdependencies of the operating activities among the asset base, there were not specific identifiable cash flows and thus, the long-lived assets were combined into one asset grouping for the purposes of the test. The Company utilized a present value technique in determining the fair value of the asset grouping over the disposition period, which was determined to be four years. In evaluating the reasonableness of the discounted cash flow approach, the liquidation value of individual long-lived assets was also assessed. Impairment charges on long-lived assets amounted to $62.9 million and included $24.9 million relating to impaired customized internal-use software systems for the EA.com infrastructure, $25.6 million for other long-lived assets and $12.4 million of finite-lived intangibles impairment charges relating to EA.com’s Kesmai and Pogo studios. (See other intangibles table in Note 1(l) for additional detail.) As of March 31, 2003, there were no finite-lived intangible balances remaining related to Kesmai and Pogo studios. There are no assurances that the impairment factors evaluated by management will not change in subsequent periods and accordingly, this could result in additional impairment charges in future periods.

In conjunction with the Company’s annual policy to reassess the remaining useful lives of goodwill and certain indefinite-lived intangibles and test the recoverability of these long-lived assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2003, the Company also performed fair value based tests to evaluate impairment of the EA.com reporting unit. This test was performed after the Company tested for impairment under SFAS No. 144 as described above. Under this test, the fair value based tests did not indicate an impairment of the Company’s recorded goodwill and certain indefinite-lived intangibles at the EA.com reporting unit level. The remaining portion of Kesmai goodwill assets at March 31, 2003 was $13.8 million. The remaining portion of Pogo goodwill assets at March 31, 2003 was $15.9 million. There are no assurances that future impairment tests will not result in a charge to earnings and a corresponding write down of goodwill and certain indefinite-lived intangibles.

Fiscal 2002 Restructuring

In October 2001, the Company announced a restructuring plan for EA.com. The restructuring initiatives involved strategic decisions to discontinue certain product offerings and focus only on key online priorities that align with its fiscal 2003 operational objectives. The workforce reduction resulted in the termination of approximately 270 positions.

During fiscal 2002, the Company recorded restructuring charges of $20.3 million, consisting of $4.2 million for workforce reductions, $3.3 million for consolidation of facilities and other administrative charges, and $12.8 million for the write-off of non-current assets and facilities. The estimated costs for workforce reduction included severance charges for terminated employees and costs for certain outplacement service contracts. The consolidation of facilities resulted in the closure of EA.com’s San Diego studio and consolidation of its San Francisco and Virginia facilities. The estimated costs for consolidation of facilities included contractual rental commitments under real estate leases for unutilized office space offset by estimated future sub-lease income, costs to close or consolidate facilities, and costs to write off a portion of the assets from these facilities.

The Company recorded restructuring charges for EA.com in accordance with Emerging Issues Task Force No. 94-03, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”, Emerging Issues Task Force No. 95-03, “Recognition of Liabilities in Connection with a Purchase Business Combination”, and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges”. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current events and circumstances.

As part of the restructuring efforts, the Company assessed the remaining useful lives of goodwill, purchased intangible assets and other long-lived assets and tested the recoverability of its long-lived assets in accordance with SFAS No. 121. Management evaluated the impact of consolidating or abandoning certain EA.com technologies and processes and reviewed the effect of changes to EA.com’s subscription product offerings in relation to EA.com’s asset base. As a result, it was determined that certain long-lived assets would be abandoned or were related to products or services that had been discontinued and would therefore be written-down to their estimated net disposal value. Impairment charges on long-lived assets amounted to $12.8 million and included $11.2 million relating to abandoned technologies consisting of customized internal-use software systems for the EA.com infrastructure, $1.0 million of Kesmai intangibles impairment because associated products and services were discontinued and $0.6 million of goodwill charges relating to EA.com’s San Diego studio closure. The remaining portion of Kesmai assets at March 31, 2002 was $15.9 million, consisting of $13.1 million of goodwill and $2.8 million of intangibles relating to Kesmai’s developed and core technology and acquired workforce. There are no assurances that the impairment factors evaluated by management will not change in subsequent periods and accordingly, this could result in additional impairment charges in future periods.

The following table summarizes the activity in the accrued restructuring account for EA.com in fiscal 2002 and 2003 (in thousands):

	Fiscal 2003			Fiscal 2002
	Restructuring Plan			Restructuring Plan

			Non-			Non-
		Facilities-	current		Facilities-	current
	Workforce	related	Assets	Workforce	related	Assets	Total

Charged to operations in fiscal 2002				$ 4,173	$3,312	$ 12,818	$ 20,303
Charges utilized in cash in fiscal 2002				(3,499)	(517)	–	(4,016)
Charges utilized in non-cash in fiscal 2002				–	(581)	(12,818)	(13,399)

Accrued balance as of March 31, 2002				674	2,214	–	2,888
Charged to operations in fiscal 2003	$1,801	$ 2,287	$ 62,887	–	–	–	66,975
Charges utilized in cash in fiscal 2003	(262)	(1,428)	–	(674)	(687)	–	(3,051)
Charges utilized in non-cash in fiscal 2003	–	–	(62,887)	–	(687)	–	(63,574)

Accrued balance as of March 31, 2003	$1,539	$ 859	$ –	$ –	$ 840	$ –	$ 3,238

For fiscal 2003, the pre-tax restructuring charge of $67.0 million, consisted of $4.1 million in cash outlays and $62.9 million in non-cash charges related to the write-off of non-current assets. For fiscal 2002, the pre-tax restructuring charge of $20.3 million consisted of $6.9 million in cash outlays and $13.4 million in non-cash charges related to the write-offs of non-current assets and facilities.

As of March 31, 2003, an aggregate of $7.1 million in cash had been paid out under the restructuring plan. In addition, there have been subsequent adjustments of approximately $0.6 million relating to future cash outlays under the fiscal 2002 restructuring plan. Of the remaining cash outlay of $3.2 million, $2.5 million is expected to occur in fiscal 2004 while the remaining $0.7 million will occur in fiscal years 2005 and beyond.

The restructuring accrual is included in accrued expenses in Note 12 of the Notes to Consolidated Financial Statements.

(20) CONTINGENT LIABILITIES

Residual Value Guarantees

In February of 1995, the Company entered into a build-to-suit lease with Keybank National Association on its headquarter’s facility in Redwood City, California, which was extended in July 2001 and expires in July 2006. The Company accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. The Company has an option to purchase the property (land and facilities) for $145.0 million or, at the end of the lease, to arrange for (1) an additional extension of the lease or (2) sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $128.9 million if the sales price is less than this amount, subject to certain provisions of the lease.

In December 2000, the Company entered into a second build-to-suit lease with Keybank National Association for a five year term from December 2000 to expand its headquarter’s facilities and develop adjacent property adding approximately 310,000 square feet to its campus. Construction was completed in June 2002. The Company accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities will provide space for marketing, sales and research and development. The Company has an option to purchase the property for $127.0 million or, at the end of the lease, to arrange for (1) an extension of the lease or (2) sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $118.8 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company believes the estimated fair value of the properties under the operating leases are in excess of the guaranteed residual values as of March 31, 2003, based in part on an independent third party appraisal.

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

See the Liquidity and Capital Resources section of the MD&A, included in item 7 hereof, for a schedule of the Company’s contractual obligations and commitments.

(21) INVESTMENTS IN AFFILIATES

In accordance with APB No. 18, “The Equity Method Of Accounting For Investments In Common Stock”, management evaluates equity and cost investments to determine if events or changes in circumstances indicate an other-than-temporary impairment in value. The Company has cost and equity investments in affiliates. Based on several factors, such as the financial performance of the affiliate, the Company’s decision to no longer acquire or continue investing in these affiliates, the limited cash flow from future business arrangements and other information available during fiscal 2003, the Company determined that some of its investments in affiliates contained an other-than-temporary impairment and recorded a charge in the amount of $10.6 million to write-down these investments to their estimated fair market value. This write-down was recorded in interest and other income, net in the Consolidated Statements of Operations.

(22) OTHER RELATED PARTY TRANSACTIONS

Indebtedness of Management

On June 24, 2002, the Company hired Warren Jenson as its Executive Vice President and Chief Financial Officer and agreed to loan Mr. Jenson $4.0 million, to be forgiven over fours years based on his continuing employment. Two million dollars of the note will be forgiven after two years employment, and the remainder forgiven after four years. The entire balance of the loan is outstanding as of June 1, 2003.

In May and June 2000, the following executive officers entered into secured full recourse promissory notes to purchase EA’s Class B common stock under Restricted Stock Purchase Agreements: Mr. Riccitiello, $449,500; Mr. Mattrick, $224,750; Mr. McKee, $134,850; Mr. J. Russell (Rusty) Rueff, Jr., $134,850, and Mr. David Carbone, $44,950. The term of the notes is five years and the interest, set at a market rate as determined under guidelines set forth in the Internal Revenue Code and state statutes, was due and payable quarterly. In December 2002 and January 2003, Mr. Riccitiello, Mr. Mattrick, Mr. McKee, Mr. Rueff and Mr. Carbone paid in full all principal and accrued interest owed under these notes.

News America Corporation Exchange

On February 7, 2000, the Company acquired Kesmai from News America Corporation (“News Corp”) in exchange for $22.5 million in cash and approximately 206,000 shares of our existing common stock valued at $8.65 million. Under the original agreements, the Company agreed to spend $12.5 million through the period ended June 1, 2002 in advertising with News Corp or any of its affiliates. In addition, under these agreements if certain conditions were met, including that a qualified public offering of Class B common stock did not occur within twenty-four months of News Corp’s purchase of such shares and all of the Class B outstanding shares had been converted to Class A common stock, then (1) News Corp would have the right to (i) exchange Class B common stock for approximately 206,000 shares of Class A common stock, and (ii) receive cash from the Company in the amount of $9.65 million, and (2) the Company would agree to spend an additional $11.675 million in advertising with News Corp and its affiliates.

On August 30, 2002, the Company entered into a new agreement with News Corp under which (i) News Corp exchanged its 2,000,000 shares of Class B common stock for 206,454 shares of Class A common stock and (ii) the Company paid News Corp $1.0 million in cash and committed to spend an additional $17.0 million in advertising with News Corp and its affiliates through the period ended December 31, 2006. All of the Company’s other obligations to News Corp under the original agreements were terminated.

(23) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (i) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (ii) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. The Company does not believe that it will have any entities that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In January 2003, the EITF reached consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables requires that such deliverables be accounted for separately. EITF 00-21 allows for prospective adoption for arrangements entered into after June 15, 2003 or adoption via a cumulative effect of a change in accounting principal. The Company is currently evaluating the impact the adoption of EITF 00-21 will have on its consolidated results of operations and financial position.

ELECTRONIC ARTS AND SUBSIDIARIES
QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

(In thousands, except per share data)

	Quarter Ended						Year
	June 30		Sept. 30		Dec. 31	March 31	Ended

Fiscal 2003 Consolidated
Net revenue	$331,898		$453,490		$1,233,726	$463,130	$2,482,244
Operating income (loss)	6,282		71,246		369,123	9,576	456,227
Net income (loss)	7,404	(a)	50,234	(a)	250,219 (b)	9,240 (c)	317,097
Class A Stockholders
Net income (loss) per share – basic	$0.07		$0.38		$1.79	$0.08	$2.34
Net income (loss) per share – diluted	$0.05		$0.34		$1.69	$0.06	$2.17
Common stock price per share
High	$66.96		$68.96		$72.43	$60.41	$72.43
Low	$53.50		$52.45		$49.49	$47.50	$47.50
Class B Stockholders
Net loss per share – basic	$(0.49)		$(0.57)		$(0.86)	$(1.18)	$(2.77)
Net loss per share – diluted	$(0.49)		$(0.57)		$(0.86)	$(1.18)	$(2.77)
Common stock price per share
High	N/A		N/A		N/A	N/A	N/A
Low	N/A		N/A		N/A	N/A	N/A
Fiscal 2002 Consolidated
Net revenue	$181,950		$240,156		$832,878	$469,691	$1,724,675
Operating income (loss)	(68,378)		(52,057)		188,501	67,373	135,439
Net income (loss)	(45,254	) (d)	(32,824	) (d)	132,292 (e)	47,295 (f)	101,509
Class A Stockholders
Net income (loss) per share – basic	$(0.29)		$(0.20)		$1.01	$0.38	$0.91
Net income (loss) per share – diluted	$(0.33)		$(0.24)		$0.92	$0.33	$0.71
Common stock price per share
High	$63.73		$61.06		$66.90	$63.65	$66.90
Low	$45.38		$40.99		$41.20	$50.51	$40.99
Class B Stockholders
Net loss per share – basic	$(0.98)		$(0.93)		$(1.11)	$(0.76)	$(3.77)
Net loss per share – diluted	$(0.98)		$(0.93)		$(1.11)	$(0.76)	$(3.77)
Common stock price per share
High	N/A		N/A		N/A	N/A	N/A
Low	N/A		N/A		N/A	N/A	N/A

(a)	Net income includes amortization of intangibles of $1.6 million, net of taxes.
(b)	Net income includes restructuring charges of $5.4 million, net of taxes, and asset impairment charges of $1.0 million, net of taxes, as well as amortization of intangibles of 1.5 million, net of taxes.
(c)	Net income includes restructuring charges of $5.0 million, net of taxes, and asset impairment charges of $44.8 million, net of taxes, as well as amortization of intangibles of 0.5 million, net of taxes.
(d)	Net loss includes amortization of intangibles of $4.5 million, net of taxes.
(e)	Net income includes restructuring charges of $5.2 million, net of taxes, and asset impairment charges of $4.5 million, net of taxes, as well as amortization of intangibles of $4.3 million, net of taxes.

(f)	Net income includes asset impairment charges of $4.3 million, net of taxes, as well as amortization of intangibles of $4.2 million, net of taxes.

The Company’s common stock is traded in the over-the-counter market under the Nasdaq Stock Market symbol ERTS. The prices for the common stock in the table above represent the high and low prices as reported on the Nasdaq National Market.

Item 9:  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10: Directors and Executive Officers of the Registrant

The information regarding directors who are nominated for election required by Item 10 is incorporated herein by reference to the information in our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (the “Proxy Statement”) under the caption “Proposal No. 1 – Election of Directors”. The information regarding executive officers required by Item 10 is included in Item 1 hereof. The information regarding Section 16 compliance is incorporated herein by reference to the information in the Proxy Statement under the caption “Section 16 (a) Beneficial Ownership Reporting Compliance”.

Item 11: Executive Compensation

The information required by Item 11 is incorporated herein by reference to the information in the Proxy Statement under the caption “Compensation of Executive Officers” specifically excluding the “Compensation Committee Report on Executive Compensation”.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information in the Proxy Statement under the captions “Principal Stockholders” and “Equity Compensation Plan Information”.

Item 13: Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to the information in the Proxy Statement under the caption “Certain Transactions”.

Item 14: Controls and Procedures

(a)     Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)     Changes in internal controls. There were no significant changes in the Company’s internal controls or, to our knowledge in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date. However, in the last several months, in response to the certification requirements of the Sarbanes-Oxley Act and new Securities and Exchange Commission Regulations, the Company has enhanced its internal controls and disclosure systems, through various measures including: detailing its internal accounting policies; establishing a formal disclosure committee for preparation of all periodic reports; and requiring certifications from various trial balance controllers and other financial personnel responsible for the Company’s financial statements.

PART IV

Item 15: Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) Documents filed as part of this report:

Page(s) in
1. Index to Financial Statements.	Form 10-K
Independent Auditors’ Report	61
Consolidated Balance Sheets as of March 31, 2003 and 2002	62
Consolidated Statements of Operations for the Years Ended March 31, 2003, 2002 and 2001	63
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended March 31, 2003, 2002 and 2001	64
Consolidated Statements of Cash Flows for the Years Ended March 31, 2003, 2002 and 2001	66
Notes to Consolidated Financial Statements for the Years Ended March 31, 2003, 2002 and 2001	67-103

2. Financial Statement Schedule.
The following financial statement schedule of Electronic Arts for the years ended March 31, 2003, 2002 and 2001 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Electronic Arts.

Schedule II	—	Valuation and Qualifying Accounts

Other financial statement schedules are omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or the notes thereto.

3. Exhibits.
The following exhibits, other than exhibits 99.1 and 99.2, are filed as part of, or incorporated by reference into, this report:

Number	Exhibit Title

3.01	Amended and Restated Certificate of Incorporation of Electronic Arts Inc.(12)
3.02	Amended and Restated Bylaws.(16)
4.01	Specimen Certificate of Registrant’s Common Stock.(1)
10.01	Registrant’s Directors Stock Option Plan and related documents.(*)(2)
10.02	Description of Registrant’s FY 2004 Executive Bonus Plan.(*)
10.03	Registrants’ 1991 Stock Option Plan and related documents as amended.(*)(3)
10.04	Form of Indemnity Agreement with Directors.(4)
10.05	Registrants’ Employee Stock Purchase Plan and related documents as amended.(*)(5)
10.06	Lease Agreement by and between Registrant and the Prudential Insurance Company of America, dated January 10, 1994.(6)
10.07	Agreement for Lease between Flatirons Funding, LP and Electronic Arts Redwood, Inc. dated February 14, 1995.(7)
10.08	Guarantee from Electronic Arts Inc. to Flatirons Funding, LP dated February 14, 1995.(7)
10.09	Amended and Restated Guaranty from Electronic Arts Inc. to Flatirons Funding, LP dated March 7, 1997.(8)
10.10	Amended and Restated Agreement for Lease between Flatirons Funding, LP and Electronic Arts Redwood Inc. dated March 7, 1997.(8)

Number	Exhibit Title

10.11	Amendment No. 1 to Lease Agreement between Electronic Arts Redwood Inc. and Flatirons Funding, LP dated March 7, 1997.(8)
10.12	Lease Agreement by and between Registrant and Louisville Commerce Realty Corporation, dated April 1, 1999.(9)
10.13	Option agreement, agreement of purchase and sale, and escrow instructions for Zones 2 and 4, Electronic Arts Business Park, Redwood Shores California, dated April 5, 1999.(9)
10.14	Lease Agreement by and between Registrant and Spieker Properties, L.P., dated September 3, 1999.(10)
10.15	Master Lease and Deed of Trust by and between Registrant and Selco Service Corporation, dated December 6, 2000.(11)
10.16	Amendment No. 1 to Amended and Restated Credit Agreement by and among Flatirons Funding LP and The Dai-Ichi Kangyo Bank, Limited, New York Branch, dated February 21, 2001.(13)
10.17	Office Lease Agreement by and between Registrant and California Plaza of Walnut Creek, Inc., dated February 1, 2001.(13)
10.18	Assignment and Assumption of Lease by and between Registrant and Leap Wireless International, Inc., dated January 29, 2002.(14)
10.19	Amendment No. 2 to Lease Agreement by and between Electronic Arts Redwood, Inc. and Flatirons Funding, LP dated July 16, 2001.(14)
10.20	Participation Agreement among Electronic Arts Redwood, Inc., Electronic Arts, Inc., Flatirons Funding, LP, Selco Service Corporation and Selco Redwood, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks and Tranche Banks and Keybank National Association dated July 16, 2001.(14)
10.21	Amendment No. 1 to Lease Agreement by and between Registrant and California Plaza of Walnut Creek, Inc., dated May 20, 2002.(15)
10.22	Offer Letter for Employment at Electronic Arts Inc. to Warren Jenson, dated June 21, 2002.(15)
10.23	Full Recourse Promissory Note between Electronic Arts Inc. and Warren Jenson, dated July 19, 2002.(15)
10.24	Full Recourse Promissory Note between Electronic Arts Inc. and Warren Jenson, dated July 19, 2002.(15)
10.25	Form of Indemnity Agreement with Directors.(16)
10.26	Participation Agreement among Electronic Arts Redwood, Inc., Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks and Keybank National Association, dated December 6, 2000.(16)
10.27	Amendment No. 2 to Lease Agreement by and between Registrant and California Plaza of Walnut Creek, Inc., dated January 7, 2003.
10.28	Lease Agreement by and between Registrant and Ontrea, Inc. dated October 7, 2002.
21.01	Subsidiaries of the Registrant.
23.01	Consent of KPMG LLP, Independent Auditors.

Additional Exhibits accompanying this Report:
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(*)	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 4.01 to Registrant’s Registration Statement on Form S-4 filed on March 3, 1994 (File No. 33-75892).
(2)	Incorporated by reference to Exhibit 4.04 to S-8 Amendment No. 2.
(3)	Incorporated by reference to Exhibit 4.01 to the Registrant’s Registration Statement on Form S-8 filed on July 29, 1993 (File No. 33-66836) (the “1993 Form S-8”).

(4)	Incorporated by reference to Exhibit 10.09 to the Form S-1.
(5)	Incorporated by reference to Exhibit 4.02 to 1993 Form S-8.
(6)	Incorporated by reference to similarly numbered exhibits to Registrant’s Annual Report on Form 10-K for the year ended March 31, 1994 (the “1994 Form 10-K”).
(7)	Incorporated by reference to similarly numbered exhibits to Registrant’s Annual Report on Form 10-K for the year ended March 31, 1995 (the “1995 Form 10-K”).
(8)	Incorporated by reference to similarly numbered exhibits to Registrant’s Annual Report on Form 10-K for the year ended March 31, 1997 (the “1997 Form 10-K”).
(9)	Incorporated by reference to similarly numbered exhibits to Registrant’s Annual Report on Form 10-K for the year ended March 31, 1999 (the “1999 Form 10-K”).

(10)	Incorporated by reference to similarly numbered exhibits to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(11)	Incorporated by reference to similarly numbered exhibits to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.
(12)	Incorporated by reference to similarly numbered exhibits to Registrant’s Annual Report on Form 10-K for the year ended March 31, 2000 (the “2000 Form 10-K”).
(13)	Incorporated by reference to similarly numbered exhibits to Registrant’s Annual Report on Form 10-K for the year ended March 31, 2001 (the “2001 Form 10-K”).
(14)	Incorporated by reference to similarly numbered exhibits to Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002 (the “2002 Form 10-K”).
(15)	Incorporated by reference to similarly numbered exhibits to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(16)	Incorporated by reference to similarly numbered exhibits to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(b) Reports on Form 8-K:

      On February 11, 2003, the Company furnished a current report on Form 8-K, attaching under Item 9 certifications made by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to accompany the Company’s Form 10-Q for the quarterly period ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS

By:	/s/ Lawrence F. Probst III _______________________________________ (Lawrence F. Probst III, Chairman of the Board and Chief Executive Officer)

Date: June 10, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 10th of June 2003.

Name	Title

/s/ Lawrence F. Probst III (Lawrence F. Probst III)	Chairman of the Board and Chief Executive Officer

/s/ Warren C. Jenson (Warren C. Jenson)	Executive Vice President, Chief Financial and Administrative Officer

/s/ David L. Carbone (David L. Carbone)	Senior Vice President, Finance (Principal Accounting Officer)

Directors:

/s/ M. Richard Asher (M. Richard Asher)	Director

/s/ William J. Byron (William J. Byron)	Director

/s/ Leonard S. Coleman (Leonard S. Coleman)	Director

/s/ Gary M. Kusin (Gary M. Kusin)	Director

/s/ Gregory B. Maffei (Gregory B. Maffei)	Director

/s/ Timothy Mott (Timothy Mott)	Director

/s/ Linda J. Srere (Linda J. Srere)	Director

CERTIFICATIONS

I, Lawrence F. Probst III, certify that:

1.	I have reviewed this annual report on Form 10-K of Electronic Arts Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 10, 2003	By: /s/ LAWRENCE F. PROBST III Lawrence F. Probst III Chairman and Chief Executive Officer

      I, Warren C. Jenson, certify that:

1.	I have reviewed this annual report on Form 10-K of Electronic Arts Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 10, 2003	By: /s/ WARREN C. JENSON Warren C. Jenson Executive Vice President, Chief Financial and Administrative Officer

ELECTRONIC ARTS INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2003, 2002 and 2001

(in thousands)

	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
Description	of Period	Expenses	Accounts(1)	Deductions	of Period

Year Ended March 31, 2003
Allowance for doubtful accounts, price protection and returns	$115,870	$318,534	$10,486	$280,256	$164,634
Year Ended March 31, 2002
Allowance for doubtful accounts, price protection and returns	$89,833	$183,847	$(3,947)	$153,863	$115,870
Year Ended March 31, 2001
Allowance for doubtful accounts, price protection and returns	$65,067	$212,263	$(3,126)	$184,371	$89,833

(1)	Primarily the translation effect of using the average exchange rate for expense items and the year-ended exchange rate for the balance sheet item (allowance account) and other reclassification adjustments.

ELECTRONIC ARTS INC.

2003 FORM 10-K ANNUAL REPORT

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

10.02	Description of Registrant’s FY 2004 Executive Officer Bonus Plan

10.27	Amendment No. 2 to Lease Agreement by and between Registrant and California Plaza of Walnut Creek, Inc., dated January 7, 2003.

10.28	Lease Agreement by and between Registrant and Ontrea, Inc. dated October 7, 2002.

21.01	Subsidiaries of the Registrant

23.01	Consent of KPMG LLP, Independent Auditors

ADDITIONAL EXHIBITS ACCOMPANYING THIS REPORT:

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer