Form 10-Q
period 2003-06-30
ELECTRONIC ARTS INC
filed 2003-08-11
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

		Outstanding at
Class of Common Stock	Par Value	August 6, 2003

Class A common stock	$0.01	147,219,624

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2003

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)	June 30,	March 31,
(In thousands, except share data)	2003	2003 (a)

ASSETS

Current assets:
Cash and cash equivalents	$810,697	$949,995
Short-term investments	811,376	637,623
Marketable equity securities	1,217	1,111
Receivables, net of allowances of $128,707 and $164,634, respectively	37,211	82,083
Inventories, net	17,034	25,170
Deferred income taxes	116,874	117,180
Other current assets	122,101	97,975

Total current assets	1,916,510	1,911,137

Property and equipment, net	273,263	262,252
Investments in affiliates	12,460	20,277
Goodwill	88,542	86,031
Other intangibles, net	20,653	21,301
Long-term deferred income taxes	13,815	13,523
Other assets	22,960	45,012

	$2,348,203	$2,359,533

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$67,378	$106,329
Accrued and other liabilities	372,380	464,547

Total current liabilities	439,758	570,876

Commitments and contingencies	—	—
Minority interest in consolidated joint venture	—	3,918
Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized	—	—
Common stock
Class A common stock, $0.01 par value. 400,000,000 shares authorized; 146,559,860 and 144,133,305 shares issued and outstanding, respectively	1,466	1,441
Class B common stock, $0.01 par value. 100,000,000 shares authorized; 225,130 shares issued and outstanding	2	2
Paid-in capital	951,182	857,870
Retained earnings	942,260	923,892
Accumulated other comprehensive income	13,535	1,534

Total stockholders’ equity	1,908,445	1,784,739

	$2,348,203	$2,359,533

See accompanying Notes to Condensed Consolidated Financial Statements.

(a)	Derived from audited financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)
(In thousands, except per share data)
Three Months Ended June 30,	2003	2002

Net revenue	$353,381	$331,898
Cost of goods sold	149,963	142,454

Gross profit	203,418	189,444

Operating expenses:
Marketing and sales	59,084	65,374
General and administrative	30,760	25,663
Research and development	91,122	89,880
Amortization of intangibles	680	2,245

Total operating expenses	181,646	183,162

Operating income	21,772	6,282
Interest and other income, net	4,849	3,147

Income before provision for income taxes and minority interest	26,621	9,429
Provision for income taxes	8,253	2,923

Income before minority interest	18,368	6,506
Minority interest in consolidated joint venture	—	898

Net income	$18,368	$7,404

Net earnings (loss) per share:
Class A common stock:
Net income:
Basic	$18,368	$10,394
Diluted	$18,368	$7,404
Net earnings per share:
Basic	$0.13	$0.07
Diluted	$0.12	$0.05
Number of shares used in computation:
Basic	144,955	138,748
Diluted	149,816	145,222
Class B common stock:
Net loss, net of retained interest in EA.com	N/A	$(2,990)
Net loss per share:
Basic	N/A	$(0.49)
Diluted	N/A	$(0.49)
Number of shares used in computation:
Basic	N/A	6,043
Diluted	N/A	6,043

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(In thousands)
Three Months Ended June 30,	2003	2002

OPERATING ACTIVITIES
Net income	$18,368	$7,404
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest in consolidated joint venture	—	(898)
Equity in net income of affiliates	—	(239)
Depreciation and amortization	13,223	24,306
Other-than-temporary impairment of investments in affiliates	—	471
Loss on sale of property, equipment and marketable equity securities	53	95
Bad debt (recoveries) expense	(717)	1,659
Stock-based compensation	194	1,154
Tax benefit from exercise of stock options	20,143	5,200
Change in assets and liabilities:
Receivables	56,515	70,489
Inventories	8,136	(294)
Other assets	1,625	(34,108)
Accounts payable	(46,063)	(2,237)
Accrued and other liabilities	(105,788)	(66,359)

Net cash provided by (used in) operating activities	(34,311)	6,643

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	38	379
Proceeds from sale of affiliate	8,467	—
Capital expenditures	(12,187)	(8,409)
Purchase of investments in affiliates	—	(154)
Purchase of short-term investments	(731,176)	(24,000)
Proceeds from maturities and sales of short-term investments	557,746	31,787
Dividend to joint venture and purchase of minority interest	(5,100)	—

Net cash used in investing activities	(182,212)	(397)

FINANCING ACTIVITIES
Proceeds from sales of common stock through employee stock plans and other plans	72,865	19,894
Repayment of Class B notes receivable	135	—

Net cash provided by financing activities	73,000	19,894

Effect of foreign exchange on cash and cash equivalents	4,225	9,572

Increase (decrease) in cash and cash equivalents	(139,298)	35,712
Beginning cash and cash equivalents	949,995	552,826

Ending cash and cash equivalents	810,697	588,538
Short-term investments	811,376	238,328

Ending cash, cash equivalents and short-term investments	$1,622,073	$826,866

Supplemental cash flow information:
Cash paid for income taxes	$1,754	$2,053

Non-cash investing activities:
Change in unrealized appreciation on investments and marketable equity securities	$419	$543

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) BASIS OF PRESENTATION

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Electronic Arts Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended March 31, 2003 as filed with the Securities and Exchange Commission on June 10, 2003.

(2) FISCAL YEAR AND FISCAL QUARTER

The Company’s fiscal year is reported on a 52/53-week period that ends on the Saturday nearest to March 31 in each year. The results of operations for fiscal 2004 and 2003 contain 52 weeks. The results of operations for the fiscal quarters ended June 30, 2003 and June 30, 2002 each contain 13 weeks ending on June 28, 2003 and June 29, 2002, respectively. For simplicity of presentation, all fiscal periods are treated as ending on a calendar month end.

(3) STOCK

Tracking Stock

On March 22, 2000, the stockholders of Electronic Arts authorized the issuance of a new series of common stock, designated as Class B common stock (“Tracking Stock”). The Tracking Stock was intended to reflect the performance of the EA.com business segment. As a result of the approval of the Tracking Stock Proposal, Electronic Arts’ existing common stock was re-classified as Class A common stock and was intended to reflect the performance of the EA Core business segment (See discussion in Note 8 below). With the authorization of the Class B common stock, the Company transferred a portion of its consolidated assets, liabilities, revenue, expenses and cash flows to EA.com Inc., a wholly-owned subsidiary of Electronic Arts.

In March 2003, the Company consolidated the operations of the EA.com business segment into the Company’s core operations in order to increase efficiency, simplify the Company’s reporting structure and more directly integrate the Company’s online activities into its core console and PC business. As a result, the Company has eliminated dual class reporting starting in fiscal 2004. The majority of outstanding Class B options and warrants not directly held by the Company have been acquired or converted to Class A shares and warrants.

The Company does not intend to issue additional Class B common stock, stock options or warrants to purchase Class B common stock. No further options are available for grant under the Company’s Class B Equity Incentive Plan, and the Company is currently in the process of repurchasing the remaining outstanding Class B shares acquired pursuant to the Class B Equity Incentive Plan.

Stock Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.

In fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123”, which provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the methods used on reported results.

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

The following weighted-average assumptions are used for grants made under the stock plans:

	Three Months Ended
	June 30,

	2003		2002

Risk-free interest rates	1.67%		3.40%
Expected volatility	57%		72%
Expected lives	2.45	yrs	2.29	yrs
Assumed dividends	none		none

The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized when they occur.

Consolidated
(In thousands, except per share data)

	Three Months Ended
	June 30,

	2003	2002

Net income:
As reported	$18,368	$7,404
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(20,173)	(16,779)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	49	—

Pro forma	$(1,756)	$(9,375)

Earnings per share:
Please see Class A common stock table below for earnings (loss) per share information

Class A common stock
(In thousands, except per share data)

	Three Months Ended
	June 30,

	2003	2002

Net income:
As reported — basic	$18,368	$10,394
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(20,173)	(16,779)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	49	—

Pro forma — basic	$(1,756)	$(6,385)

As reported — diluted	$18,368	$7,404
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(20,173)	(16,779)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	49	—

Pro forma — diluted	$(1,756)	$(9,375)

Earnings (Loss) per share:
As reported — basic	$0.13	$0.07
Pro forma — basic	$(0.01)	$(0.05)
As reported — diluted	$0.12	$0.05
Pro forma — diluted	$(0.01)	$(0.07)

During the three months ended June 30, 2003, and the three months ended June 30, 2002, compensation cost for the Company’s Class B stock option plans, based on the fair value at the grant dates in accordance with the provisions of SFAS No. 123, would not have had a material impact on the Company’s reported net income (loss) and net earnings (loss) per share.

At the Company’s Annual Meeting of Stockholders, held on July 31, 2003, the stockholders elected (i) to amend the 2000 Equity Incentive Plan to increase by 5,500,000 the number of shares of the Company’s Class A common stock reserved for issuance under the Plan and (ii) to amend the 2000 Employee Stock Purchase Plan to increase by 150,000 the number of shares of the Company’s Class A common stock reserved for issuance under the Plan.

(4) GOODWILL AND OTHER INTANGIBLE ASSETS

During the three months ended June 2003, the Company recorded an additional $1.2 million of goodwill as a result of the Company’s acquisition of Square Co., Ltd.’s (“Square”) 30 percent interest in Electronic Arts Square K.K. in May 2003. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Square joint venture termination. Goodwill information is as follows (in thousands):

			Effects of
			Foreign
	As of	Goodwill	Currency	As of
	March 31, 2003	Acquired	Translation	June 30, 2003

Goodwill	$86,031	$1,182	$1,329	$88,542

Other intangibles consisted of the following (in thousands):

	June 30, 2003

	Gross Carrying	Accumulated			Other Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/Core Technology	$28,263	$(18,886)	$(9,377)	$—	$—
Tradename	35,169	(13,443)	(1,211)	29	20,544
Subscribers and Other Intangibles	8,694	(6,302)	(1,776)	(507)	109

Total	$72,126	$(38,631)	$(12,364)	$(478)	$20,653

	March 31, 2003

	Gross Carrying	Accumulated			Other Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/Core Technology	$28,263	$(18,886)	$(9,377)	$—	$—
Tradename	35,169	(12,763)	(1,211)	—	21,195
Subscribers and Other Intangibles	8,694	(6,298)	(1,776)	(514)	106

Total	$72,126	$(37,947)	$(12,364)	$(514)	$21,301

Amortization expense for the quarter ended June 30, 2003 and 2002 was $0.7 million and $2.2 million, respectively. Other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years.

As of June 30, 2003, future intangible asset amortization expense is estimated as follows (in thousands):

Fiscal Year Ended March 31,

2004 (remaining nine months)	$1,967
2005	2,601
2006	2,489
2007	2,489
2008	2,489
Thereafter	8,618

$20,653

(5) PREPAID ROYALTIES

Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year. The current portion of prepaid royalties, included in other current assets, was $33.9 million and $39.9 million at June 30, 2003 and March 31, 2003, respectively. The long-term portion of prepaid royalties, included in other assets, was $9.7 million and $7.4 million at June 30, 2003 and March 31, 2003, respectively.

(6) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories at June 30, 2003 and March 31, 2003 consisted of (in thousands):

	June 30, 2003	March 31, 2003

Raw materials and work in process	$1,827	$1,090
Finished goods	15,207	24,080

Inventories, net	$17,034	$25,170

(7) ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities at June 30, 2003 and March 31, 2003 consisted of (in thousands):

	June 30, 2003	March 31, 2003

Accrued income taxes	$139,274	$154,712
Other accrued expenses	96,992	111,878
Accrued compensation and benefits	66,442	109,687
Accrued royalties	60,875	77,681
Deferred revenue	8,797	10,589

Accrued and Other Liabilities	$372,380	$464,547

(8) SEGMENT INFORMATION

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

In fiscal 2003, the Company operated and reviewed its business in two business segments:

•	EA Core business segment: creation, marketing and distribution of interactive entertainment software.
•	EA.com business segment: creation, marketing and distribution of interactive entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

In March 2003, the Company consolidated the operations of the EA.com business segment into its core business. The Company considers online functionality to be integral to its existing and future products. Accordingly, beginning April 1, 2003, the Company no longer manages its online products and services as a separate business segment, and has consolidated the reporting related to its online products and services into reporting for the overall development and publication of its core products for all reporting periods ending after that date. The Company believes that this better reflects the way in which its Chief Operating Decision Maker reviews and manages its business and reflects the importance of its online products and services relative to the rest of its business. Concurrently, the Company has also eliminated separate reporting for its Class B common stock for all reporting periods ending after April 1, 2003.

Information about the Company’s operations in North America and foreign areas for the three months ended June 30, 2003 and 2002 is presented below (in thousands):

	North		Asia Pacific
	America	Europe	(excluding Japan)	Japan	Total

Three months ended June 30, 2003

Net revenue from unaffiliated customers	$198,841	$127,926	$14,471	$12,143	$353,381
Interest income	6,258	972	37	—	7,267
Depreciation and amortization	9,088	3,744	236	155	13,223
Total assets	1,757,985	536,364	26,973	26,881	2,348,203
Capital expenditures	9,658	2,183	283	63	12,187
Long-lived assets	363,990	193,769	6,029	4,819	568,607

Three months ended June 30, 2002

Net revenue from unaffiliated customers	$173,579	$126,530	$15,189	$16,600	$331,898
Interest income	4,272	372	53	—	4,697
Depreciation and amortization	20,506	3,425	233	142	24,306
Total assets	1,252,382	378,248	24,416	18,819	1,673,865
Capital expenditures	6,326	1,846	160	77	8,409
Long-lived assets	350,263	174,169	4,903	4,920	534,255

The Company had sales to one customer which represented 12 percent of total net revenue for the three months ended June 30, 2003 and 10 percent of total net revenue in the three months ended June 30, 2002.

Information about the Company’s net revenue by product line for the three months ended June 30, 2003 and 2002 is presented below (in thousands):

	Three Months Ended
	June 30,

	2003	2002

PlayStation 2	$118,369	$134,598
PC	80,338	76,066
Xbox	31,521	20,103
Nintendo GameCube	21,154	14,956
Subscription Services	13,631	8,539
Advertising, Programming Licensing, and Other	8,711	15,347
PlayStation	5,751	13,223
Game Boy Advance	2,359	2,138
Co-publishing and Distribution	71,547	46,928

Total Net Revenue	$353,381	$331,898

(9) COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income”, requires classification of other comprehensive income in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income primarily includes foreign currency translation adjustments and unrealized gains (losses) on investments.

The components of comprehensive income, net of tax, for the three months ended June 30, 2003 and 2002 are summarized as follows (in thousands):

	Three Months Ended
	June 30,

	2003	2002

Net income	$18,368	$7,404

Other comprehensive income:
Change in unrealized appreciation (loss) on investments, net of tax expense of $119 and $628, respectively	307	(85)
Adjustment for gain realized in net income, net of tax expense of $3	(7)	—
Foreign currency translation adjustments	11,701	9,310

Total other comprehensive income	12,001	9,225

Total comprehensive income	$30,369	$16,629

The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(10) NET EARNINGS (LOSS) PER SHARE

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

(In thousands, except per share amounts):

	Three months ended June 30, 2003

	Class A common	Class A common
	stock-Basic	stock-Diluted

Net income	$18,368	$18,368

Shares used to compute net earnings per share:
Weighted-average common shares	144,955	144,955
Dilutive stock equivalents	—	4,861

Dilutive potential common shares	144,955	149,816

Net earnings per share:
Basic	$0.13	N/A
Diluted	N/A	$0.12

(In thousands, except per share amounts):

	Three months ended June 30, 2002

	Class A common	Class A common	Class B common
	stock-Basic	stock-Diluted	stock

Net income (loss) before retained interest in EA.com	$27,336	$7,404	$(19,932)
Net loss related to retained interest in EA.com	(16,942)	—	16,942
Net income (loss)	$10,394	$7,404	$(2,990)

Shares used to compute net earnings (loss) per share:
Weighted-average common shares	138,748	138,748	6,043
Dilutive stock equivalents	—	6,474	—

Dilutive potential common shares	138,748	145,222	6,043

Net earnings (loss) per share:
Basic	$0.07	N/A	$(0.49)
Diluted	N/A	$0.05	$(0.49)

Excluded from the above computation of weighted-average shares for Class A Diluted EPS for the three months ended June 30, 2003 and 2002, were options to purchase 312,000 and 217,000 shares, respectively, as the options’ exercise prices were greater than the average market price of the common shares. For the three months ended June 30, 2003 and 2002, the weighted-average exercise price of these options was $67.37 and $62.01 per share, respectively.

For the three months ended June 30, 2002, the Diluted EPS calculation for Class A common stock, presented above, included the potential dilution from the conversion of Class B common stock to Class A common stock in the event that the initial public offering for Class B common stock did not occur. Net income used for the calculation of Diluted EPS for Class A common stock was $7.4 million for the three months ended June 30, 2002. This net income includes the remaining 15% interest in EA.com, which is directly attributable to outstanding Class B shares owned by third parties, and would have been included in the Class A common stock EPS calculation in the event that the initial public offering for Class B common stock did not occur.

Due to the net loss attributable for the three months ended June 30, 2002 on a diluted basis to Class B common stock, stock options have been excluded from the Diluted EPS calculation as their inclusion would have been antidilutive. Had net income been reported for the three months ended June 30, 2002, an additional 610,000 shares would have been added to diluted potential common shares for Class B common stock.

(11) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

2003 Studio Restructuring

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

Additionally, during the fourth quarter of fiscal 2003, the Company approved a plan to consolidate its Los Angeles, California, Irvine, California and Las Vegas, Nevada, studios into one major game studio in Los Angeles. These measures were taken in order to maximize efficiencies and streamline the creative development process and operations of the Company’s studios. In connection with these consolidation activities, the Company recorded a total pre-tax restructuring charge of $5.1 million. This charge includes $1.6 million for the shutdown of facilities related to non-cancelable lease payments for permanently vacated properties and associated costs, $2.0 million for the write-off of abandoned equipment and leasehold improvements at facilities that were permanently vacated and $1.5 million for employee severance expenses related to involuntary terminations.

Online Restructurings

Fiscal 2003 Restructuring
In March 2003, the Company consolidated the operations of the EA.com business segment into its core business segment, and eliminated separate reporting for its Class B common stock for all future reporting periods after fiscal 2003. The Company considers online functionality to be an integral component of its existing and future products. During the fourth quarter of fiscal 2003, the Company recorded restructuring charges, including asset impairment, of $67.0 million, consisting of $1.8 million for workforce reductions, $2.3 million for consolidation of facilities and other administrative charges, and $62.9 million for the write-off of non-current assets. The estimated costs for workforce reduction included severance charges for terminated employees, costs for certain outplacement service contracts and costs associated with the tender offer to retire employee Class B options. The consolidation of facilities resulted in the closure of EA.com’s Chicago, Illinois, and Charlottesville, Virginia facilities and an adjustment for the closure of EA.com’s San Diego, California studio in fiscal 2002.

Impairment charges on long-lived assets of $62.9 million were recorded and included $24.9 million relating to impaired customized internal-use software systems for the EA.com infrastructure, $25.6 million for other long-lived assets and $12.4 million of finite-lived intangibles impairment charges relating to EA.com’s Kesmai and Pogo studios. The fair-value based tests performed in accordance with the Company’s annual procedures did not indicate an impairment of the recorded goodwill at the EA.com reporting unit level.

Fiscal 2002 Restructuring
In October 2001, the Company announced a restructuring plan for the EA.com business segment. The restructuring initiatives involved strategic decisions to discontinue certain product offerings. During fiscal 2002, the Company recorded restructuring charges of $20.3 million, consisting of $4.2 million for workforce reductions, $3.3 million for consolidation of facilities and other administrative charges, and $12.8 million for the write-off of non-current assets and facilities. The estimated costs for workforce reduction included severance charges for terminated employees and costs for certain outplacement service contracts. The consolidation of facilities resulted in the closure of EA.com’s San Diego, California, studio and consolidation of its San Francisco, California, and Charlottesville, Virginia, facilities.

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

The following table summarizes the activity in the accrued restructuring account for the three months ended June 30, 2003 (in thousands):

	Fiscal 2003		Fiscal 2002
	Restructuring Plan		Restructuring Plan

	Workforce	Facilities-related	Facilities-related	Total

Accrued balance as of March 31, 2003	$1,692	$8,223	$840	$10,755
Charges utilized in cash	(1,478)	(1,456)	(52)	(2,986)

Accrued balance as of June 30, 2003	$214	$6,767	$788	$7,769

The Company expects the remaining accrued restructuring balance of $7.8 million to be fully utilized by December 31, 2006.

As of June 30, 2003, the estimated costs for consolidation of facilities included contractual rental commitments of $11.5 million under real estate leases for unutilized office space offset by $4.1 million of estimated future sub-lease income, costs to close or consolidate facilities, and costs to write off a portion of the assets from these facilities.

The restructuring accrual is included in accrued expenses in Note 7 of the Notes to Condensed Consolidated Financial Statements.

(12) CONTINGENT LIABILITIES

Residual Value Guarantees

In February of 1995, the Company entered into a build-to-suit lease with Keybank National Association on its headquarters facility in Redwood City, California, which was extended in July 2001 and expires in July 2006. The Company accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. The Company has an option to purchase the property (land and facilities) for $145.0 million or, at the end of the lease, to arrange for (i) an additional extension of the lease or (ii) sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $128.9 million if the sales price is less than this amount, subject to certain provisions of the lease.

In December 2000, the Company entered into a second build-to-suit lease with Keybank National Association for a five year term from December 2000 to expand its headquarters facilities and develop adjacent property adding approximately 310,000 square feet to its campus. Construction was completed in June 2002. The Company accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities provide space for marketing, sales and research and development. The Company has an option to purchase the property for $127.0 million or, at the end of the lease, to arrange for (i) an extension of the lease or (ii) sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $118.8 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company believes the estimated fair value of the properties under the operating leases are in excess of the guaranteed residual values as of June 30, 2003 based in part on an independent third-party appraisal.

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

See the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for a schedule of the Company’s contractual obligations and commitments.

(13) SQUARE JOINT VENTURE

In May 1998, the Company and Square Co., Ltd. (“Square”), a leading developer and publisher of entertainment software in Japan, completed the formation of two new joint ventures in North America and Japan. In North America, the companies formed Square Electronic Arts, LLC (“Square EA”), which had exclusive publishing rights in North America for future interactive entertainment titles created by Square. Additionally, the Company had the exclusive right to distribute in North America products published by this joint venture. The Company contributed $3.0 million and owned a 30 percent minority interest in this joint venture while Square owned 70 percent. This joint venture was accounted for under the equity method. The joint venture agreements with Square expired as of March 31, 2003. The Company’s distribution of Square products in North America terminated on June 30, 2003. On May 30, 2003 Square acquired the Company’s 30 percent ownership interest in the joint venture for $8.5 million.

In Japan, the companies established Electronic Arts Square K.K. (“EA Square KK”), which localized and published in Japan the Company’s properties originally created in North America and Europe, as well as developed and published original video games in Japan. The Company contributed cash and had a 70 percent majority ownership interest, while Square contributed cash and owned 30 percent. Accordingly, the assets, liabilities and results of operations for EA Square KK were included in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations since June 1, 1998, the date of formation. Square’s 30 percent interest in EA Square KK has been reflected as “Minority interest in consolidated joint venture” on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2003, and Condensed Consolidated Statements of Operations for the three months ended June 30, 2002.

Effective March 31, 2003, the Company and Square terminated their joint venture agreement and reached agreement for the Company to purchase Square’s 30 percent interest in Electronic Arts Square K.K. In May, 2003, the Company acquired Square’s 30 percent ownership interest in EA Square KK for approximately $2.5 million in cash. As a result of the acquisition, EA Square KK has become a wholly-owned subsidiary of the Company and has been renamed Electronic Arts K.K. The acquisition was accounted for as a step acquisition purchase and the excess purchase price over fair value of the net tangible assets acquired ($1.2 million) was allocated to goodwill.

(14)  AMERICA ONLINE, INC. (“AOL”) AGREEMENT

In November 1999, Electronic Arts Inc., EA.com Inc. and AOL entered into a five-year $81.0 million carriage fee agreement (the “Prior Agreement”) which gave EA.com the exclusive right to provide online games and interactive entertainment content on the “Games” channels/areas of certain AOL online services and gain access to and sell its products to AOL subscribers and to users of AOL properties. This agreement provided for carriage fees, advertising commitments, advertising revenue sharing and other fees.

During the quarter ended June 30, 2003, the Company and AOL terminated the Prior Agreement and entered into a new two-year agreement (the “New Agreement”) under which the Company will continue to provide its current online game content services, and launch new online game content and services, on the “Games” channels/areas of certain AOL online services in exchange for a programming fee from AOL.

Below is a discussion of the Prior Agreement and the changes in the Company’s relationship with AOL that are reflected in the New Agreement.

Carriage The Prior Agreement provided for the Company’s payment of a total of $81.0 million in carriage fees to AOL over the term of the Prior Agreement.

Of this amount, $36.0 million was paid upon signing the Prior Agreement with the remainder due in four equal annual installments of $11.25 million beginning with the first anniversary of the initial payment. The Company made carriage payments to AOL of $11.25 million in each of the fiscal years 2003, 2002 and 2001. Due to the termination of the Prior Agreement in June 2003, the Company is no longer required to make the last $11.25 million carriage payment. There was no carriage fee expense for the three months ended June 30, 2003 and carriage fee expense for the three months ended June 30, 2002 was $4.5 million.

Carriage fee amounts paid under the Prior Agreement were capitalized as a prepaid asset as payments were made to AOL. Until April 1, 2003, the total carriage fee of $81.0 million that was provided for in the Prior Agreement was being expensed using the straight-line method over the remaining life of the Prior Agreement subsequent to EA.com’s site launch in October 2000. As the carriage fee was expensed, the Company applied the portion that had been paid against the prepaid asset and recorded the remaining amount as a liability. Amortization expense was classified as “marketing and sales” expense in the Company’s Condensed

Consolidated Statements of Operations. The prepaid asset and liability balances were classified as “other assets” and “accrued and other liabilities”, respectively, on the Company’s Condensed Consolidated Balance Sheets.

Under the New Agreement, in July 2003, AOL has refunded to the Company $18.0 million in carriage fees that the Company had previously paid to AOL under the Prior Agreement. Beginning in Fiscal 2004, the remaining prepaid assets balance from the carriage fees paid under the Prior Agreement ($6.4 million) is being amortized over the term of the New Agreement as a reduction to revenue.

Programming Fee

The New Agreement provides for payment by AOL to the Company of $27.5 million over the two-year term of the New Agreement as a programming fee. $20.8 million of this $27.5 million pertains to existing online games content and services that the Company currently provides on the “Games” channels/areas of the AOL properties, and is being recognized as revenue ratably over the term of the New Agreement. The remaining $6.7 million pertains to new online games content and services to be delivered during the term of the New Agreement. This portion of the programming fee will be recognized as revenue as the required new content and services are delivered.

Advertising Commitment

Under the Prior Agreement, the Company also made a commitment to spend $15.0 million in offline media advertisements prior to March 31, 2005 consisting of:

•	$10.0 million on television, radio, print and outdoor advertising promoting the availability of EA.com games on certain AOL online services; and
•	$5.0 million ($1.0 million per year over the five year agreement) on television, radio, print and outdoor advertising promoting the availability of a specific category of EA.com games (so-called “parlor games”) on certain AOL online services.

Under the Prior Agreement, the Company was free to purchase this advertising from any television, radio, print or outdoor media property that it chose, not necessarily from any AOL-affiliated media property. The Company did not purchase any advertisements from AOL, though it purchased some qualifying advertising from AOL affiliates. Through March 31, 2003, the Company expensed the advertising as it was incurred. These costs were classified as “marketing and sales” expense in the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2003, the Company had spent approximately $4.3 million against this commitment.

Upon the termination of the Prior Agreement, this advertising commitment was extinguished, and there is no similar commitment provided for in the New Agreement.

Advertising Revenue and Revenue Sharing

Advertising revenue is derived principally from the sale of banner and in-game advertisements. Banner and in-game advertising is typically generated from contracts in which either the Company or AOL provides a minimum number of impressions over the term of the agreed-upon commitment. Revenue is recognized as the impressions are delivered, provided that no significant obligations remain and collection of the related receivable is probable. Under the Prior Agreement, advertising revenue generated on the AOL Games Channel was recorded net of the applicable revenue share owed to AOL.

The Prior Agreement required that AOL pay the Company 50 percent of all revenues collected by AOL from the sale of advertisements on the Company’s online games sites, until advertising revenues reached $16.0 million in a year (measured from October 1 through the following September 30). Thereafter, the Prior Agreement provided that AOL would pay the Company 70 percent of all advertising revenues collected by AOL from the sale of advertisements on the Company’s game sites. Under the New Agreement, AOL is entitled to retain all advertising revenues collected by AOL from the sale of advertisements on the Company’s games sites on the AOL properties, until net advertising revenues reach $20.0 million in the twelve months ended March 31, 2004, and until net advertising revenues reach $35.0 million for the remainder of the term of the New Agreement. After net advertising revenues exceed these thresholds, AOL is required to pay the Company 50 percent of the additional net advertising revenues.

Other Fee Arrangements

Under the Prior Agreement, the Company was also required to pay AOL a percentage of its subscription, e-commerce and anchor tenancy revenue that exceeded certain amounts. These costs were expensed as incurred and were classified as “cost of goods sold” in the Company’s Condensed Consolidated Statement of Operations. The Company does not net these costs against revenue because it maintains responsibility for providing e-commerce products and subscription services directly to the consumer and retains the primary inventory risk for its products and games service.

Under the New Agreement, the Company is required to pay AOL a percentage of its revenues derived from game service subscriptions, e-commerce, downloadable games and prize games that the Company makes available on the AOL online services. The Company expects to account for these amounts in a similar manner as described above.

(15) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No.143 in the quarter ended June 30, 2003, did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (i) the company will be the primary beneficiary of an existing VIE that will require consolidation, or (ii) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. The Company does not believe that it has any entities that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In January 2003, the Emerging Issues Task Force reached consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables requires that such deliverables be accounted for separately. EITF 00-21 allows for prospective adoption for arrangements entered into after June 15, 2003 or adoption via a cumulative effect of a change in accounting principal. The adoption of EITF 00-21 in the quarter ended June 30, 2003, did not have a material impact on the Company’s consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. We use words such as anticipates, believes, expects, intends, future and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and management’s expectations, and are inherently uncertain and difficult to predict. Our actual results could differ materially from management’s expectations due to such risks. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed below under the heading “Risk Factors” as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 as filed with the Securities and Exchange Commission (“SEC”) on June 10, 2003 and in other documents filed with the SEC.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting period. The policies discussed below are considered by management to be critical because they are not only important to the portrayal of our financial condition and results of operations but also because application and interpretation of these policies requires both judgment and estimates of matters that are inherently uncertain and unknown. As a result, actual results may differ materially from our estimates.

Sales allowances and bad debt reserves
We principally derive revenue from sales of packaged interactive software games designed for play on videogame consoles (such as the PlayStation® 2, Xbox™ and Nintendo GameCube™), PCs and hand-held game machines (such as the Nintendo Game Boy® Advance). Product revenue is recognized net of sales allowances. We also have stock-balancing programs for our personal computer products, which allow for the exchange of personal computer products by resellers under certain circumstances. We may decide to provide price protection for both our personal computer and video game system products. In making this determination we evaluate: inventory remaining in the channel, the rate of inventory sell-through in the channel, and our remaining inventory on hand. It is our policy to exchange products or give credits, rather than give cash refunds.

We estimate potential future product returns, price protection and stock-balancing programs related to current period product revenue. We analyze historical returns, current sell-through of distributor and retailer inventory of our products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products and other related factors when evaluating the adequacy of the sales returns and price protection allowances. In addition, management monitors and manages the volume of our sales to retailers and distributors and their inventories, as substantial overstocking in the distribution channel can result in high returns or substantial price protection requirements in subsequent periods. In the past, actual returns have not generally exceeded our reserves. However, actual returns and price protections may materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of product returns for our products may increase as the Xbox, Nintendo GameCube and PlayStation 2 consoles pass the midpoint of their lifecycle and an increasing number and aggregate amount of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates changed, our returns reserves would change, which would impact the net revenue we report. For example, if actual returns were significantly greater than the reserves we have established, our actual results would decrease our reported revenue. Conversely, if actual returns were significantly less than our reserves, this would increase our reported revenue.

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

Prepaid royalties
Prepaid royalties consist primarily of prepayments we make for manufacturing royalties, advances paid to our co-publishing and/or distribution affiliates and license fees paid to celebrities, professional sports organizations and other organizations for our use of their trade names and content. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual or effective royalty rate as cost of goods sold based on actual net product sales. We evaluate the future realization of prepaid royalties quarterly and charge to cost of goods sold any product post-launch amounts we deem unlikely to be realized through product sales. Any impairments on pre-launch advances are charged to research and development expense. We rely on forecasted revenue to evaluate the future realization of prepaid royalties. If actual revenue, or revised sales forecasts, falls below the initial forecasted sales, the charge may be larger than anticipated in any given quarter. Once the charge has been taken, that amount will not be expensed in future quarters when the product has shipped.

Valuation of long-lived assets
We evaluate both purchased intangible assets and other long-lived assets in order to determine if events or changes in circumstances indicate a potential impairment in value exists. This evaluation requires us to estimate, among other things, the remaining useful lives along with future estimates of cash flows of the business. All require the use of judgment and estimates. Our actual results could differ materially from our current estimates.

Under current accounting standards, we make judgments about the remaining useful lives of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate a potential impairment in the remaining value of the assets recorded on our balance sheet. In order to determine if a potential impairment has occurred, management makes various assumptions about the future value of the asset, by evaluating future business prospects and estimated cash flows. Our future net cash flows are primarily dependent on the sale of products for play on proprietary video game platforms. The success of our products is affected by our ability to accurately predict which platforms and which products we develop will be successful. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Due to product sales shortfalls, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge recorded in the future. There were no impairment charges recorded during the three months ended June 30, 2003 or June 30, 2002.

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

RESULTS OF OPERATIONS

Revenue

We principally derive revenue from sales of packaged interactive software games designed for play on videogame consoles (such as the PlayStation 2, Xbox and Nintendo GameCube), PCs and hand-held game machines (such as the Nintendo Game Boy Advance). We also derive additional revenue from selling subscriptions to some of our online games, selling advertisements on our online web pages, selling our packaged goods through our online store, receiving programming fees for integrated online content and by allowing other companies to manufacture and sell our products in conjunction with other products.

Geographically, our net revenue for the three months ended June 30, 2003 and 2002 is as follows (in thousands):

	June 30,	June 30,	Increase/
	2003	2002	(Decrease)	% change

North America	$198,841	$173,579	$25,262	14.6%

Europe	127,926	126,530	1,396	1.1%
Asia Pacific	14,471	15,189	(718)	(4.7%)
Japan	12,143	16,600	(4,457)	(26.8%)

International	154,540	158,319	(3,779)	(2.4%)

Consolidated Net Revenue	$353,381	$331,898	$21,483	6.5%

Net Revenue

Net revenue for the three months ended June 30, 2003 increased by six percent as compared to the same period in the prior fiscal year. The increase in net revenue was driven primarily by the strengthening of foreign exchange rates. At a constant foreign exchange rate, revenue was relatively flat year over year. Based upon reported amounts, the increase was driven by the following:

•	Net revenue from co-publishing and distribution products increased by 53 percent to $71.5 million versus $46.9 million in the prior year. The increase was due in large part to sales of Devil May Cry 2, the Battlefield 1942 franchise, Final Fantasy Origins, Unlimited Saga and 1503 A.D. The New World for an aggregate increase of $26.0 million in the current quarter.
•	Strong sales in the current quarter of NBA STREET Vol. 2 and Def Jam VENDETTA, as well as increased revenue over the prior year on The Sims franchise, for an aggregate increase of $118.4 million in the current quarter.
•	This was offset by strong revenue in the prior year on 2002 FIFA World Cup, which did not have a sequel in the current year, and lower revenue on the Medal of Honor franchise, for an aggregate decrease of $122.8 million from the prior year.

North America

For the three months ended June 30, 2003, net revenue from sales in North America increased 15 percent to $198.8 million versus $173.6 million for the same period in the prior year. The increase in North America net revenue for the current quarter was primarily attributable to:

•	Higher installed base of the Xbox console resulting in increased net revenue of $10.6 million, or 104 percent. In the current quarter, there were 23 titles available on the Xbox console in North America versus 12 titles in the prior year period. Net revenue generated from key titles in the current quarter, including NBA STREET Vol. 2, Tiger Woods PGA Tour 2003 and The Sims (representing an aggregate increase of $15.1 million), was higher than net revenue generated by key titles in the prior year period, including 2002 FIFA World Cup and James Bond 007 in... Agent Under Fire (representing an aggregate decrease of $7.1 million).
•	Higher installed base of the Nintendo GameCube console, resulting in increased net revenue of $6.8 million, or 101 percent. In the current quarter, there were approximately 20 titles available on the Nintendo GameCube console in North America versus five titles in the prior year period. Net revenue generated in the current quarter from key titles, including NBA STREET Vol. 2, Def Jam VENDETTA and The Sims (aggregate increase of $10.0 million), exceeded prior year period net revenue from key titles, including James Bond 007 in...Agent Under Fire and 2002 FIFA World Cup (representing an aggregate decrease of $4.9 million).

•	Increase of $9.2 million, or 61 percent, from sales of co-publishing and distribution products generated in the current quarter from key titles, most notably the Battlefield 1942 franchise titles and Unlimited Saga, (aggregate increase of $8.1 million).

Our agreement to distribute Square products in North America terminated on June 30, 2003. (See Note 13, “Square Joint Venture”, in the Notes to Condensed Consolidated Financial Statements for further discussion). We recorded $11.5 million in net revenue for the three months ended June 30, 2003 and $5.2 million in net revenue for the three months ended June 30, 2002 from sales of Square products in North America.

International

Europe

For the three months ended June 30, 2003, net revenue from sales in Europe increased by one percent to $127.9 million versus $126.5 million for the three months ended June 30, 2002. The increase in net revenue was driven primarily by the strengthening of foreign exchange rates. At a constant foreign exchange rate, revenue declined approximately $19.0 million. Based upon reported amounts, the slight increase was driven by the following:

•	Co-publishing and distribution product sales, which increased by $12.4 million, or 48 percent, primarily due to current period sales of Devil May Cry 2, 1503 A.D. The New World and Battlefield 1942 titles.
•	This increase was partially offset by a $9.9 million decrease for PlayStation 2 titles primarily due to stronger prior year period sales from key titles, including Medal of Honor Frontline and 2002 FIFA World Cup (representing an aggregate decrease of $29.3 million), versus current quarter sales from key titles, including Def Jam VENDETTA, The Sims, NBA STREET Vol. 2 (representing an aggregate increase of $13.5 million). The decrease was partially offset by higher net revenue in the current quarter versus the prior year quarter of $4.8 million generated by our FIFA and Bond franchise titles.

Asia Pacific

For the three months ended June 30, 2003, net revenue from sales in the Asia Pacific region, excluding Japan, decreased by five percent to $14.5 million versus $15.2 million for the three months ended June 30, 2002. The decrease in net revenue was offset by the strengthening of foreign exchange rates. At a constant foreign exchange rate, revenue declined approximately $1.5 million. Based upon reported amounts, the decline in net revenue in Asia Pacific for the current quarter was driven by:

•	Lower sales of co-publishing and distribution titles of $0.5 million mainly due to strong prior year period sales of Final Fantasy X and Rogue Leader.
•	Decreases in PlayStation net revenue of $0.4 million attributable to the market transition to newer generation console systems.
•	These decreases were partially offset by higher net revenue on PC products of $0.3 million primarily due to the strength of The Sims franchise titles with higher net revenue on current year releases versus prior year releases.

Japan

For the three months ended June 30, 2003, net revenue from sales in Japan decreased by 27 percent to $12.1 million versus $16.6 million for the three months ended June 30, 2002. At a constant foreign exchange rate, revenue was not materially impacted. The decrease in net revenue in Japan for the current quarter was driven by:

•	Decrease of $7.3 million in PlayStation 2 net revenue primarily due to strong prior year period net revenue from key titles, including 2002 FIFA World Cup and Project FIFA World Cup (aggregate decrease of $9.6 million), which was only partially offset by current quarter net revenue generated from key titles The Sims, MVP Baseball and NBA STREET Vol. 2 (representing an aggregate increase of $2.1 million).
•	This decrease was partially offset by an increase of $3.6 million in co-publishing and distribution net revenue. This increase was primarily due to net revenue in the current quarter for Max Payne.

Revenue by Product Line

Information about our worldwide net revenue by product line for the three months ended June 30, 2003 and 2002 is presented below (in thousands):

	June 30,	June 30,	Increase/
	2003	2002	(Decrease)	% change

PlayStation 2	$118,369	$134,598	$(16,229)	(12.1%)
PC	80,338	76,066	4,272	5.6%
Xbox	31,521	20,103	11,418	56.8%
Nintendo GameCube	21,154	14,956	6,198	41.4%
Subscription Services	13,631	8,539	5,092	59.6%
Advertising, Programming, Licensing, and Other	8,711	15,347	(6,636)	(43.2%)
PlayStation	5,751	13,223	(7,472)	(56.5%)
Game Boy Advance	2,359	2,138	221	10.3%

	281,834	284,970	(3,136)	(1.1%)
Co-publishing and Distribution	71,547	46,928	24,619	52.5%

Consolidated Net Revenue	$353,381	$331,898	$21,483	6.5%

PlayStation 2 Net Revenue (In thousands)

June 30,	% of net	June 30,	% of net
2003	revenue	2002	revenue	% change

$118,369	33.5%	$134,598	40.5%	(12.1%)

Net revenue from PlayStation 2 titles decreased for the three months ended June 30, 2003 by 12 percent to $118.4 million versus $134.6 million a year ago. The decrease was primarily due to lower revenue on prior year releases Medal of Honor Frontline and 2002 FIFA World Cup totaling $87.0 million. This was offset by current period sales of NBA STREET Vol. 2, Def Jam VENDETTA and The Sims, which generated revenue totaling $72.4 million. We expect revenue from PlayStation 2 products to continue to grow in fiscal 2004, but not at the same rate as in fiscal 2003.

Personal Computer Net Revenue (In thousands)

June 30,	% of net	June 30,	% of net
2003	revenue	2002	revenue	% change

$80,338	22.7%	$76,066	22.9%	5.6%

Net revenue from sales of titles for the PC increased for the three months ended June 30, 2003 by six percent to $80.3 million versus $76.1 million in the prior fiscal year quarter. The increase was primarily due to strong sales of The Sims franchise titles, particularly The Sims Superstar, for a combined increase of $14.0 million, partially offset by a decrease in net revenue on prior year release 2002 FIFA World Cup totaling $11.1 million. We expect revenue from PC products to be relatively flat in fiscal 2004.

Xbox Net Revenue (In thousands)

June 30,	% of net	June 30,	% of net
2003	revenue	2002	revenue	% change

$31,521	8.9%	$20,103	6.1%	56.8%

Net revenue from sales of Xbox products increased for the three months ended June 30, 2003 by 57 percent to $31.5 million versus $20.1 million in the prior year period. The increase was primarily due to the following:

•	Higher installed base of the Xbox platform and more titles available in the current quarter. There are 23 titles in the current quarter compared to 12 in the prior year period.
•	Sales of NBA STREET Vol. 2, The Sims, Tiger Woods PGA Tour 2003 and FIFA 2003 generated an increase of $22.1 million in net revenue, partially offset by lower net revenue on prior year releases 2002 FIFA World Cup and James Bond 007 in...Agent Under Fire (aggregate decrease of $11.2 million).

We expect net revenue from Xbox products to continue to grow in fiscal 2004, but for the rate of growth to decrease.

Nintendo GameCube Net Revenue (In thousands)

June 30,	% of net	June 30,	% of net
2003	revenue	2002	revenue	% change

$21,154	6.0%	$14,956	4.5%	41.4%

Net revenue from sales of Nintendo GameCube titles increased for the three months ended June 30, 2003 by 41 percent to $21.2 million versus $15.0 million in the prior year period. The increase was primarily due to the following:

•	We have over 20 titles available in the current quarter versus only five in the prior year quarter. Sales of NBA STREET Vol. 2, Def Jam VENDETTA, and The Sims generated a total of $14.8 million. Significant titles in the prior year were 2002 FIFA World Cup and James Bond 007 in...Agent Under Fire totaling $12.6 million.

We expect net revenue from Nintendo GameCube products to continue to grow in fiscal 2004, but for the rate of growth to decrease.

Subscription Services Net Revenue (In thousands)

June 30,	% of net	June 30,	% of net
2003	revenue	2002	revenue	% change

$13,631	3.9%	$8,539	2.6%	59.6%

Net revenue from subscription fees for our online games increased 60 percent for the three months ended June 30, 2003 compared to the prior fiscal year quarter primarily due to new subscription revenue from The Sims Online and Earth & Beyond, generating an aggregate increase of $6.2 million, partially offset by a decrease in subscription revenue from Motor City Online and Ultima Online totaling $1.4 million.

Advertising, Programming, Licensing and Other Net Revenue (In thousands)

June 30,	% of net	June 30,	% of net
2003	revenue	2002	revenue	% change

$8,711	2.5%	$15,347	4.6%	(43.2%)

The decrease in advertising, programming, licensing and other revenue was primarily due to lower AOL advertising revenue, partially offset by AOL programming fees initiated during the quarter ended June 30, 2003. (See Note 14 in Notes to Condensed Consolidated Financial Statements.) In addition, Game Boy Color net revenue decreased during the three months ended June 30, 2003 primarily due to lower revenue from the Harry Potter franchise in the current year.

PlayStation Net Revenue (In thousands)

June 30,	% of net	June 30,	% of net
2003	revenue	2002	revenue	% change

$5,751	1.6%	$13,223	4.0%	(56.5%)

As we expected, the decrease in revenue from sales of PlayStation titles for the three months ended June 30, 2003 was attributable to the market transition to newer generation console systems. Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of current PlayStation products to continue to decline in fiscal 2004.

Co-publishing and Distribution Net Revenue (In thousands)

June 30,	% of net	June 30,	% of net
2003	revenue	2002	revenue	% change

$71,547	20.2%	$46,928	14.1%	52.5%

Net revenue from co-publishing products and distribution products increased 52 percent to $71.5 million for the three months ended June 30, 2003 compared to $46.9 million in the prior year period primarily due to current period sales of hit titles including Devil May Cry 2, the Battlefield 1942 franchise, Final Fantasy Origins and Unlimited Saga, which together represented an aggregate increase of $22.5 million for the current quarter.

Costs and Expenses, Interest and Other Income, Net and Income Taxes

Cost of Goods Sold. Cost of goods sold for our disk-based and cartridge-based products consists of actual product costs, royalties expense for celebrities, professional sports and other organizations and independent software developers, manufacturing royalties, net of volume discounts, expense for defective products, write-off of post-launch prepaid royalty costs, and operations expense. Cost of goods sold for our online product subscription business consists primarily of data center and bandwidth costs associated with hosting our websites, credit card fees and royalties for use of Electronic Arts and third party properties. Cost of goods sold for our website advertising business consists primarily of ad serving costs.

Marketing and Sales. Marketing and sales expenses consist of personnel-related costs, advertising and marketing and promotional expenses, net of co-op advertising expense reimbursements. In addition, marketing and sales includes the amortization of the fees payable under our Prior Agreement with AOL for the distribution, or “carriage”, of our online games on their network, which began with the launch of our online games service in October 2000 and ended in the three months ended June 30, 2003.

General and Administrative. General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, and allowances for bad debts.

Research and Development. Research and development expenses consist of personnel-related costs, consulting, equipment depreciation, customer relationship management expenses associated with our products and write-offs of pre-launch prepaid royalties. Research and development expenses for our online business include expenses incurred by Electronic Arts studios consisting of direct development costs and related overhead costs in connection with the development and production of our online games. Network development and support costs consist of expenses associated with development of website content, depreciation on server equipment to support online games, network infrastructure direct expenses, software licenses and maintenance, and network and management overhead.

Cost of Goods Sold (In thousands)

June 30,	% of net	June 30,	% of net
2003	revenue	2002	revenue	% change

$149,963	42.4%	$142,454	42.9%	5.3%

Cost of goods sold as a percentage of revenue decreased by 0.5 percentage points (approximately $1.7 million) to 42.4 percent for the three months ended June 30, 2003 from 42.9 percent for the three months ended June 30, 2002 primarily due to:

•	Higher overall margins by platform and co-publishing and distribution products, contributing 2.9 percentage points to total gross margin. Key increases are as follows:
•	Higher margins on co-publishing and distribution products contributing 1.0 percentage point to the total gross margin, due to higher volume of co-publishing products, which have a higher gross margin than distribution products.
•	Higher Xbox and Nintendo GameCube margins contributing a 1.6 percentage point increase to the total gross margin, due to lower license and developer royalties on current year sales, such as The Sims and Def Jam VENDETTA compared to titles in the previous year with higher royalty rates, such as 2002 FIFA World Cup. In addition, higher margins resulted from pricing discounts from Nintendo.

•	Offset by product mix which reduced total gross margin by 2.4 percentage points. This was mainly due to a higher mix of co-publishing and distribution titles and a lower mix of PlayStation 2 titles.

We expect lower overall industry pricing in fiscal 2004.

Marketing and Sales (In thousands)

June 30,	% of net	June 30,	% of net
2003	revenue	2002	revenue	% change

$59,084	16.7%	$65,374	19.7%	(9.6%)

Marketing and sales expenses decreased by 9.6 percent for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 primarily due to:

•	Advertising spending decreased by $5.6 million primarily due to the prior year title releases of 2002 FIFA World Cup on multiple platforms and the Medal of Honor: Frontline release on the PlayStation 2.
•	Carriage fees decreased by $4.5 million and will no longer be incurred in future periods under the New Agreement entered into with AOL. (See Note 14 in Notes to Condensed Consolidated Financial Statements.)
•	Partially offsetting the decrease, headcount and related expenses increased to support growth of our marketing and sales functions worldwide.

General and Administrative (In thousands)

June 30,	% of net	June 30,	% of net
2003	revenue	2002	revenue	% change

$30,760	8.7%	$25,663	7.7%	19.9%

General and administrative expenses increased by 19.9 percent during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 due to:

•	Increase in headcount related expenses, professional services and depreciation expense.
•	Partially offset by a $2.4 million decrease in bad debt expense.

Research and Development (In thousands)

June 30,	% of net	June 30,	% of net
2003	revenue	2002	revenue	% change

$91,122	25.8%	$89,880	27.1%	1.4%

Research and development expenses increased by 1.4 percent during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 due to:

•	Increase in headcount of 19 percent and related expenses to support the growth of the research and development function.
•	Offset by a decrease in the write-offs of pre-launch prepaid royalties and a decrease in depreciation expense due to the $66.3 million of asset impairments recorded in the third and fourth quarters of fiscal 2003.

We expect research and development spending to increase in fiscal 2004 due to an increase in development spending for current generation console products including the PlayStation 2, Xbox and Nintendo GameCube, as well as extending our investment in the PC platform.

Amortization of Intangibles (In thousands)

June 30,	% of net	June 30,	% of net
2003	revenue	2002	revenue	% change

$680	0.2%	$2,245	0.7%	(69.7%)

Amortization of intangibles results primarily from our acquisitions of Westwood, Kesmai, DreamWorks Interactive, ABC Software, Pogo and other acquisitions.

The decrease in amortization during the three months ended June 30, 2003 of $1.6 million compared to the three months ended June 30, 2002 was driven by:

•	Impairment of Pogo and Kesmai finite-lived intangible assets as a result of the restructuring of the EA.com business segment in fiscal 2003 resulting in a decrease of $1.3 million of amortization, and
•	Decreased amortization of DreamWorks of $0.3 million.

Interest and Other Income, Net (In thousands)

June 30,	% of net	June 30,	% of net
2003	revenue	2002	revenue	% change

$4,849	1.4%	$3,147	0.9%	54.1%

Interest and other income, net, during the three months ended June 30, 2003 increased from the three months ended June 30, 2002 primarily due to higher interest income of $2.6 million, as a net result of higher average cash balances at lower interest rates in the current year, partially offset by an increase in the cost of utilizing foreign exchange hedge contracts.

Income Taxes (In thousands)

June 30,	Effective tax	June 30,	Effective tax
2003	rate	2002	rate	% change

$8,253	31.0%	$2,923	31.0%	182.3%

Our effective tax rate was 31 percent for the three months ended June 30, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, our working capital was $1.48 billion compared to $1.34 billion at March 31, 2003. Cash, cash equivalents and short-term investments increased by $34.5 million in the first three months of fiscal 2004. We generated $72.9 million of cash through the sale of equity securities under our stock plans, offset by $34.3 million of cash used in operations and $12.2 million of cash used in capital expenditures during the three months ended June 30, 2003.

As of June 30, 2003, our principal source of liquidity is $1.6 billion in cash, cash equivalents and short-term investments and $1.2 million in marketable equity securities. We believe the existing cash, cash equivalents, short-term investments, marketable equity securities and cash generated from operations will be sufficient to meet cash and investment requirements for at least the next 12 months. A portion of our cash is generated from operations domiciled in foreign tax jurisdictions (approximately $344.1 million) that is designated as indefinitely invested in the respective tax jurisdiction. While we do not currently believe there is a need to repatriate these funds to the United States in the short term, if these funds are required for our operations in the United States, we would be required to accrue and pay additional taxes to repatriate these funds.

However, our ability to maintain sufficient liquidity could be affected by various risks and uncertainties including, but not limited to, those related to customer demand and acceptance of titles on new platforms and new title versions on existing platforms, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, the impact of competition, the economic conditions in the domestic and international markets, seasonality in operating results, risks of product returns and the other risks listed in the “Risk Factors” section.

Our gross accounts receivable balance was $165.9 million and our allowance for product returns, pricing allowances and doubtful accounts was $128.7 million as of June 30, 2003. As of March 31, 2003, our gross accounts receivable balance was $246.7 million and our allowance for product returns, pricing allowances and doubtful accounts was $164.6 million. Reserves for bad debts and sales allowances decreased 22 percent from $164.6 million at March 31, 2003 to $128.7 million at June 30, 2003. The reserve for doubtful accounts levels as of June 30, 2003 have remained relatively constant compared to March 31, 2003. However, the decrease in the overall reserves as of June 30, 2003 is due to the high volume of return and price protection credits processed in the quarter ended June 30, 2003, for products sold in the prior periods. Although the absolute dollar amounts of the sales return and price protection reserves have decreased as of June 30, 2003, from an analysis perspective as a percentage of trailing nine months gross revenue, both have remained relatively constant compared to March 31, 2003. We believe these reserves are adequate based on historical experience and our current estimate of potential returns and allowances.

Commitments

Lease Commitments
 We lease certain of our current facilities and certain equipment under non-cancelable capital and operating lease agreements. We are required to pay property taxes, insurance and normal maintenance costs for certain of our facilities and will be required to pay any increases over the base year of these expenses on the remainder of our facilities.

In February 1995, we entered into a build-to-suit lease with Keybank National Association on our headquarters facility in Redwood City, California, which was extended in July 2001 and expires in July 2006. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. We have an option to purchase the property (land and facilities) for $145.0 million or, at the end of the lease, to arrange for (i) an extension of the lease or (ii) sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $128.9 million if the sales price is less than this amount. The lease also provides that a sale of the property to a third party is subject to remarketing conditions including marketing assistance, requisite repairs and maintenance, appropriate notice and seller’s indemnities and warranties.

In December 2000, we entered into a second build-to-suit lease with Keybank National Association for a five-year term beginning December 2000 to expand our Redwood City, California headquarters facilities and develop adjacent property adding approximately 310,000 square feet to our campus. Construction was completed in June 2002. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities provide space for marketing, sales and research and development. We have an option to purchase the property for $127.0 million or, at the end of the lease, to arrange for (i) an extension of the lease, or (ii) sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $118.8 million if the sales price is less than this amount. The lease also provides that a sale of the property to a third party is subject to remarketing conditions including marketing assistance, requisite repairs and maintenance, appropriate notice and seller’s indemnities and warranties.

Lease rates are based upon the Commercial Paper Rate. The two lease agreements described above require us to maintain certain financial covenants related to consolidated net worth, fixed charge coverage ratio, total consolidated debt to total consolidated capital and quick ratio, all of which we were in compliance with as of June 30, 2003.

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

In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables of up to 8.0 million Euros. The standby letter of credit expires in July 2005. As of June 30, 2003, we had a nominal amount of payables to Nintendo of Europe covered by this standby letter of credit.

Development, Celebrity, League and Content Licenses: Payments and Commitments
 The products produced by EA Studios are designed and created by our employee designers and artists and by non-employee software developers (“independent artists”). We typically advance development funds to the independent artists during development of our games, usually in installment payments made upon the completion of specified development milestones, which payments are considered advances against subsequent royalties based on the sales of the products. These terms are typically set forth in written agreements entered into with the independent artists. In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA (soccer), NASCAR (stock car racing), John Madden (professional football), National Basketball Association, PGA TOUR (golf), Tiger Woods (golf), National Hockey League, Warner Bros. (Harry Potter and Superman), MGM/Danjaq (James Bond), New Line Productions (The Lord of the Rings), National Football League, Collegiate Licensing Company (collegiate football and basketball), ISC (stock car racing), Major League Baseball Properties, MLB Players Association (baseball) and Island Def Jam (wrestling). These developer and content license commitments represent the sum of (i) the cash payments due under non-royalty-bearing licenses and services agreements, and (ii) the minimum payments and advances against royalties due under royalty-bearing licenses and services agreements. These minimum guarantee payments and marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations and commercial commitments as of June 30, 2003 (in thousands), and the effect we expect them to have on our liquidity and cash flow in future periods:

	Contractual Obligations				Commercial Commitments

			Developer/		Bank and
Fiscal Year			Licensee		Other	Letters of
Ended March 31,	Leases	Advertising	Commitments	Marketing	Guarantees	Credit	Total

2004 (remaining nine months)	$13,928	$—	$21,945	$31,238	$363	$515	$67,989
2005	19,386	1,388	33,964	14,109	295	—	69,142
2006	19,006	3,000	31,332	9,692	295	—	63,325
2007	11,251	3,000	11,172	9,692	295	—	35,410
2008	8,069	—	13,114	9,692	294	—	31,169
Thereafter	8,095	—	14,481	16,952	294	—	39,822

Total	$79,735	$7,388	$126,008	$91,375	$1,836	$515	$306,857

As of June 30, 2003, we had $1.6 billion in cash, cash equivalents and short-term investments and $1.2 million in marketable equity securities. We believe that the existing cash, cash equivalents, short-term investments, marketable equity securities and cash generated by our business are adequate to enable us to meet our future minimum contractual obligations and commercial commitments for at least the next 12 months.

The lease commitments disclosed above exclude commitments included in our restructuring activities for contractual rental commitments of $11.5 million under real estate leases for unutilized office space, offset by $4.1 million of estimated future sub-lease income. These amounts were expensed in the periods of the related restructuring and are included in our accrued liabilities reported on our Condensed Consolidated Balance Sheet as of June 30, 2003. (See Note 11 in Notes to Condensed Consolidated Financial Statements.)

Transactions with Related Parties

Executive Officer Compensation
 On June 24, 2002, we hired Warren Jenson as our Executive Vice President and Chief Financial Officer and agreed to loan Mr. Jenson $4.0 million, to be forgiven over fours years based on his continuing employment. Two million dollars of the note will be forgiven after two years employment, and the remainder forgiven after four years. The entire balance of the loan is outstanding as of June 30, 2003.

Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No.143 in the quarter ended June 30, 2003, did not have a material impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (i) the company will be the primary beneficiary of an existing VIE that will require consolidation, or (ii) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. We do not believe that we have any entities that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In January 2003, the EITF reached consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables requires that such deliverables be accounted for separately. EITF 00-21 allows for prospective adoption for arrangements entered into after June 15, 2003 or adoption via a cumulative effect of a change in accounting principal. The adoption of EITF 00-21 in the quarter ended June 30, 2003, did not have a material impact on the Company’s consolidated financial position or results of operations.

RISK FACTORS

Our business is subject to many risks and uncertainties which may affect our future financial performance. These risks and uncertainties are discussed below. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the events or circumstances described below occurs, our business and financial performance could be harmed and the market value of our securities could decline.

If we do not develop products for widely-accepted new video game platforms, our business will suffer.

We derive most of our revenue from the sale of products for play on proprietary videogame platforms of third parties, such as Sony’s PlayStation 2. Therefore, the success of our products is driven in large part by the success of new video game hardware systems and our ability to accurately predict which platforms will be most successful in the marketplace. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. If the platforms for which we are developing products are not released when anticipated or do not attain wide market acceptance, our revenue growth will suffer.

If we do not accurately predict the importance to consumers of online game play for different console products, our sales may be limited in the future.

Sony and Microsoft have introduced online game play for their respective PlayStation 2 and Xbox consoles. We anticipate that Nintendo will do so for its Nintendo GameCube console. We have agreed to support online game features for our Sony PlayStation 2 products but do not currently offer similar capability for our Xbox products. We currently cannot predict how important these features are (or will be) to consumers, or whether, and to what extent, our support for online game features will affect our sales of console products. For example, if consumers consider online play capability to be a “must have” component of games for the Xbox, our sales of products for the Xbox would decline significantly.

Our business is both seasonal and cyclical. If we fail to deliver our products at the right times, our sales will suffer.

Our business is highly seasonal, with the highest levels of consumer demand, and a significant percentage of our revenue, occurring in the December quarter. The timing of hardware platform introduction is often tied to the year-end holiday season and is not within our control. If we miss this key selling period, due to product delays or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately. Our industry is also cyclical. Videogame platforms have historically had a life cycle of four to six years. As one group of platforms is reaching the end of its cycle and new platforms are emerging, consumers often defer game software purchases until the new platforms are available, causing sales to decline. This decline may not be offset by increased sales of products for the new platform. For example, the market for products for Sony’s older PlayStation game console has dropped faster than expected since the launch of the PlayStation 2 platform.

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

Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include intellectual property licenses from the major sports leagues and players associations. Similarly, many of our hit EA Games franchises such as James Bond, Harry Potter and Lord of the Rings, are based on key film and literary licenses. Competition for these licenses is intense. If we are unable to maintain these licenses and obtain additional licenses with significant commercial value, we will be unable to increase our revenue in the future.

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

Our platform licensors are our chief competitors and frequently control the manufacturing of and/or access to our videogame products. If they do not approve our products, we will be unable to ship to our customers.

Our agreements with hardware licensors (such as Sony for the PlayStation 2, Microsoft for the Xbox and Nintendo for the Nintendo GameCube), who are also our chief competitors, typically give significant control to the licensor over the approval and manufacturing of our products, which could, in certain circumstances, leave us unable to get our products approved, manufactured and shipped to customers. In most events, control of the approval and manufacturing process by the platform licensors increases both our manufacturing lead times and costs as compared to those we can achieve independently. While we believe that our relationships with our hardware licensors are currently good, the potential for delay or refusal to approve or manufacture our products exists. Such occurrences would harm our business and our financial performance.

In addition, as online capabilities for videogame platforms emerge, our platform licensors will control our ability to provide online game capabilities for our console platform products and will in large part establish the financial terms on which these services are offered to consumers. Currently, both Microsoft and Sony provide online capabilities for Xbox and PlayStation 2 products, respectively. In each case, compatibility code and the consent of the licensor are required for us to include online capabilities in our products. In addition, the business model for Microsoft’s and Sony’s online businesses for their videogame products may compete with our online business. As these capabilities become more significant, the failure or refusal of our licensors to approve our products, or the successful deployment by these licensors of services competitive to ours may harm our business.

Our international revenue is subject to currency fluctuations.

For the three months ended June 30, 2003 international net revenue comprised 44 percent of total consolidated net revenue. For the fiscal year ended March 31, 2002, international net revenue comprised 42 percent of total consolidated net revenue. We expect foreign sales to continue to account for a significant and growing portion of our revenue. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the dollar. While we utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, we cannot control translation issues.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange contracts used to hedge foreign currency exposures and short-term investments are subject to market risk. We do not consider our cash and cash equivalents to be subject to interest rate risk due to their short maturities. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Risk
 We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, thereby limiting our risk. Our foreign exchange contracts are accounted for as derivatives whereby the gains and losses on these contracts are reflected in the Condensed Consolidated Statements of Operations. Gains and losses on open contracts at the end of each accounting period resulting from changes in the forward rate are recognized in earnings and are designed to offset gains and losses on the underlying foreign currency denominated assets and liabilities. At June 30, 2003, we had foreign exchange contracts, all with maturities of less than one month, to sell approximately $141.9 million in foreign currencies, primarily British Pounds, Japanese Yen, Swedish Krona and other currencies. Of this amount, $11.7 million represents contracts to sell foreign currency in exchange for British Pounds.

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

The following table below provides information about our foreign currency forward exchange contracts at June 30, 2003. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value.

		Weighted-
		Average
	Contract	Contract
	Amount	Rate	Fair Value

Foreign currency to be sold under contract:
British Pound	$96,217	1.6589	$126
Japanese Yen	13,959	0.0085	170
Swedish Krona	13,554	0.1255	126
Canadian Dollar	9,907	0.7353	(23)
South African Rand	3,659	0.1262	(122)
Euro	2,307	1.1536	20
Danish Krone	1,552	0.1552	13
Swiss Franc	753	0.7524	12

Total	$141,908		$322

Foreign currency to be purchased under contract:
British Pound	$11,686	1.6602	$(29)

Total	$11,686		$(29)

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

Interest Rate Risk
 Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. At June 30, 2003, our cash equivalents and short-term investments included debt securities of $1.2 billion. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The table below presents the amounts (in thousands) and related weighted average interest rates of our investment portfolio at June 30, 2003:

	Average
	Interest Rate	Cost	Fair Value

Cash equivalents
Fixed rate	1.36%	$104,402	$104,402
Variable rate	1.25%	$333,570	$333,570
Short-term investments
Fixed rate	2.55%	$601,043	$606,077
Variable rate	1.50%	$205,000	$205,299

Maturity dates for short-term investments range from 6 months to 36 months with call dates ranging from 0 months to 11 months.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company’s internal controls or, to our knowledge, in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date. However, in the last several months, in response to the certification requirements of the Sarbanes-Oxley Act and new Securities and Exchange Commission Regulations, the Company has enhanced its internal controls and disclosure systems, through various measures including: detailing certain internal accounting policies; establishing a formal disclosure committee for the preparation of all periodic SEC reports; and requiring certifications from various trial balance controllers and other financial personnel responsible for the Company’s financial statements.

PART II – OTHER INFORMATION

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

Item 4.

Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders, held on July 31, 2003, the stockholders elected the following individuals for one-year terms to the Board of Directors: M. Richard Asher, William J. Byron, Leonard S. Coleman, Gary M. Kusin, Gregory B. Maffei, Timothy Mott, Lawrence F. Probst III and Linda J. Srere. These individuals have received a plurality of the votes eligible to vote, voting either in person or by proxy.

In addition, the following matters were voted upon by the Stockholders: To amend the 2000 Equity Incentive Plan to increase by 5,500,000 the number of shares of the Company’s Class A common stock reserved for issuance under the Plan.

	Votes

For	Against	Abstain
83,906,411	33,845,047	6,727,846

To amend the 2000 Employee Stock Purchase Plan to increase by 150,000 the number of shares of the Company’s Class A common stock reserved for issuance under the Plan.

	Votes

For	Against	Abstain
119,778,375	3,975,856	725,073

To ratify the appointment of KPMG LLP as our independent auditors for the current fiscal year.

	Votes

For	Against	Abstain
121,748,930	2,040,070	690,304

Item 6.

Exhibits and Reports on Form 8-K

     (a)

Exhibits: The following exhibits accompany this report:

Exhibit
Number	Title
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

     (b)

Reports on Form 8-K:

On May 6, 2003, the Company filed a current report on Form 8-K relating to the announcement of its financial results for the fourth quarter and fiscal year ended March 31, 2003. On May 7, 2003, the Company filed a Form 8-K/A amending the Form 8-K previously filed on May 6, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)
/s/WARREN C. JENSON

DATED:	WARREN C. JENSON
August 11, 2003	Executive Vice President,
Chief Financial and Administrative Officer

CERTIFICATIONS

I, Lawrence F. Probst III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Electronic Arts Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 11, 2003	By:	/s/ Lawrence F. Probst III

Lawrence F. Probst III
Chairman and Chief Executive Officer

I, Warren C. Jenson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Electronic Arts Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 11, 2003	By:	/s/ Warren C. Jenson

Warren C. Jenson
Executive Vice President,
Chief Financial and Administrative Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2003

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

EXHIBITS ACCOMPANYING THIS REPORT:

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer