Form 10-Q
period 2003-09-30
ELECTRONIC ARTS INC
filed 2003-11-07
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [x] NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

		Outstanding at
Class of Common Stock	Par Value	November 03, 2003
Class A common stock	$0.01	148,934,841

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2003

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)	September 30,	March 31,
(In thousands, except share data)	2003	2003 (a)

ASSETS
Current assets:
Cash and cash equivalents	$376,125	$949,995
Short-term investments	1,358,049	637,623
Marketable equity securities	771	1,111
Receivables, net of allowances of $126,806 and $164,634, respectively	202,802	82,083
Inventories, net	39,209	39,679
Deferred income taxes	117,682	117,180
Other current assets	98,405	83,466

Total current assets	2,193,043	1,911,137

Property and equipment, net	273,305	262,252
Investments in affiliates	12,909	20,277
Goodwill	88,650	86,031
Other intangibles, net	19,784	21,301
Long-term deferred income taxes	13,840	13,523
Other assets	15,503	45,012

	$2,617,034	$2,359,533

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$129,348	$106,329
Accrued and other liabilities	416,251	464,547

Total current liabilities	545,599	570,876

Commitments and contingencies	—	—
Minority interest in consolidated joint venture	—	3,918

Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized	—	—
Common stock
Class A common stock, $0.01 par value. 400,000,000 shares authorized; 296,959,700 and 288,266,610 shares issued and outstanding, respectively	2,970	2,883
Class B common stock, $0.01 par value. 100,000,000 shares authorized; 200,130 and 225,130 shares issued and outstanding, respectively	2	2
Paid-in capital	1,036,717	856,428
Retained earnings	1,018,848	923,892
Accumulated other comprehensive income	12,898	1,534

Total stockholders’ equity	2,071,435	1,784,739

	$2,617,034	$2,359,533

See accompanying Notes to Condensed Consolidated Financial Statements.

(a)	Derived from audited financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(unaudited)	September 30,		September 30,
(In thousands, except per share data)	2003	2002	2003	2002

Net revenue	$530,005	$453,490	$883,386	$785,388
Cost of goods sold	213,762	200,867	363,725	343,321

Gross profit	316,243	252,623	519,661	442,067

Operating expenses:
Marketing and sales	64,041	55,514	123,125	120,888
General and administrative	36,032	27,453	66,792	53,116
Research and development	113,493	96,164	204,615	186,044
Amortization of intangibles	810	2,246	1,490	4,491

Total operating expenses	214,376	181,377	396,022	364,539

Operating income	101,867	71,246	123,639	77,528
Interest and other income, net	9,130	1,177	13,979	4,324

Income before provision for income taxes and minority interest	110,997	72,423	137,618	81,852
Provision for income taxes	34,409	22,451	42,662	25,374

Income before minority interest	76,588	49,972	94,956	56,478
Minority interest in consolidated joint venture	—	262	—	1,160

Net income	$76,588	$50,234	$94,956	$57,638

Net earnings (loss) per share:
Class A common stock:
Net income:
Basic	$76,588	$53,407	$94,956	$63,801
Diluted	$76,588	$50,234	$94,956	$57,638
Net earnings per share:
Basic	$0.26	$0.19	$0.32	$0.23
Diluted	$0.25	$0.17	$0.31	$0.20
Number of shares used in computation:
Basic	294,836	279,686	292,263	278,633
Diluted	307,779	293,237	304,013	292,538

Class B common stock:
Net loss, net of retained interest in EA.com	N/A	$(3,173)	N/A	$(6,163)
Net loss per share:
Basic	N/A	$(0.57)	N/A	$(1.07)
Diluted	N/A	$(0.57)	N/A	$(1.07)
Number of shares used in computation:
Basic	N/A	5,547	N/A	5,759
Diluted	N/A	5,547	N/A	5,759

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(unaudited)	September 30,
(In thousands)	2003	2002

OPERATING ACTIVITIES

Net income	$94,956	$57,638
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in consolidated joint venture	—	(1,160)
Depreciation and amortization	30,847	49,373
Equity in net income of affiliates	(113)	(1,313)
Other-than-temporary impairment of assets	589	2,830
Loss on sale of property, equipment and marketable equity securities	45	115
Stock-based compensation	429	2,161
Tax benefit from exercise of stock options	40,169	16,866
Change in assets and liabilities:
Accounts receivable, net	(133,034)	52,900
Inventories, net	(406)	(38,586)
Other assets	13,167	(59,870)
Accounts payable	25,309	31,726
Accrued and other liabilities	(43,711)	(27,111)

Net cash provided by operating activities	28,247	85,569

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	88	411
Proceeds from sale of investments in affiliate	8,467	—
Capital expenditures	(28,690)	(23,386)
Purchase of investments in affiliates	—	(405)
Purchase of short-term investments	(1,270,579)	(264,480)
Proceeds from maturities and sales of short-term investments	547,792	218,268
Distribution from investment in affiliate	—	3,000
Acquisition of subsidiary, net of cash acquired	—	(12,868)

Net cash used in investing activities	(742,922)	(79,460)

FINANCING ACTIVITIES
Proceeds from sales of common stock through employee stock plans and other plans	139,875	61,282
Repurchase of Class B common stock	(225)	—
Dividend to joint venture and purchase of minority interest	(5,100)	(751)
Repayment of Class B notes receivable	128	—

Net cash provided by financing activities	134,678	60,531

Effect of foreign exchange on cash and cash equivalents	6,127	8,005

Increase (decrease) in cash and cash equivalents	(573,870)	74,645
Beginning cash and cash equivalents	949,995	552,826

Ending cash and cash equivalents	376,125	627,471
Short-term investments	1,358,049	293,297

Ending cash, cash equivalents and short-term investments	$1,734,174	$920,768

Supplemental cash flow information:
Cash paid during the period for income taxes	$4,567	$4,052

Non-cash investing activities:
Change in unrealized appreciation (loss) on investments and marketable equity securities	$(2,186)	$2,635

Non-cash financing activities:
Conversion of 2,000,000 shares of Class B common stock for 412,908 shares of Class A common stock	$—	$9,353

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year or any other period. Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation.

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Electronic Arts Inc. (“EA”) Annual Report on Form 10-K for the fiscal year ended March 31, 2003 as filed with the Securities and Exchange Commission on June 10, 2003.

On October 20, 2003 EA’s Board of Directors authorized a two-for-one stock split of its Class A common stock which will be distributed on or about November 17, 2003 in the form of a stock dividend for shareholders of record at the close of business on November 3, 2003. All issued and outstanding share and per share amounts related to EA’s Class A common stock in the accompanying Condensed Consolidated Financial Statements and Notes thereto have been restated to reflect the stock split for all periods presented.

(2) FISCAL YEAR AND FISCAL QUARTER

EA’s fiscal year is reported on a 52/53-week period that ends on the final Saturday of March in each year. The results of operations for fiscal 2004 and 2003 contain 52 weeks. The results of operations for the fiscal quarters ended September 30, 2003 and September 30, 2002 each contain 13 weeks ending on September 27, 2003 and September 28, 2002, respectively. For simplicity of presentation, all fiscal periods are treated as ending on a calendar month end.

(3) STOCK

Tracking Stock

On March 22, 2000, the stockholders of EA authorized the issuance of a new series of common stock, designated as Class B common stock (“Tracking Stock”). The Tracking Stock was intended to reflect the performance of the EA.com business segment. As a result of the approval of the Tracking Stock Proposal, EA’s existing common stock was re-classified as Class A common stock and was intended to reflect the performance of the EA core business segment (see discussion in Note 8 of the Notes to Condensed Consolidated Financial Statements). With the authorization of the Class B common stock, EA transferred a portion of its consolidated assets, liabilities, revenue, expenses and cash flows to EA.com Inc., a wholly owned subsidiary of EA.

In March 2003, EA consolidated the operations of the EA.com business segment into EA’s core operations in order to increase efficiency, simplify EA’s reporting structure and more directly integrate EA’s online activities into its core console and PC business. As a result, EA has eliminated dual class reporting starting in fiscal 2004. The majority of outstanding Class B options and warrants not directly held by EA have been acquired or converted to Class A shares and warrants.

EA does not intend to issue additional Class B common stock, stock options or warrants to purchase Class B common stock. No further options are available for grant under EA’s Class B Equity Incentive Plan, and EA is currently in the process of repurchasing the remaining outstanding Class B shares acquired pursuant to the Class B Equity Incentive Plan.

Stock Based Compensation

EA accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. EA has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.

In fiscal 2003, EA adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123”, which provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the methods used on reported results.

Had compensation cost for EA’s stock option plans and employee stock purchase plans been determined based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123, EA’s reported net income and net earnings per share would have been the amounts indicated below. The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option-pricing model.

The following weighted-average assumptions are used for grants made under the stock plans:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Risk-free interest rate	2.24%	2.27%	2.11%	2.88%
Expected volatility	54%	71%	55%	71%
Expected life (in years)	2.64	2.26	2.64	2.26
Assumed dividends	None	None	None	None

EA’s calculations are based on a multiple option valuation approach and forfeitures are recognized when they occur.

	Three Months Ended		Six Months Ended
Consolidated	September 30,		September 30,
(In thousands)	2003	2002	2003	2002

Net income:
As reported	$76,588	$50,234	$94,956	$57,638
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(23,750)	(20,689)	(43,923)	(37,468)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	25	—	74	—

Pro forma	$52,863	$29,545	$51,107	$20,170

Earnings per share:
Please see Class A common stock table below for earnings per share information

	Three Months Ended		Six Months Ended
Class A common stock	September 30,		September 30,
(In thousands, except per share data)	2003	2002	2003	2002

Net income:

As reported- basic	$76,588	$53,407	$94,956	$63,801
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(23,750)	(20,950)	(43,923)	(37,729)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	25	—	74	—

Pro forma — basic	$52,863	$32,457	$51,107	$26,072

As reported — diluted	$76,588	$50,234	$94,956	$57,638

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(23,750)	(21,023)	(43,923)	(37,802)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	25	—	74	—

Pro forma — diluted	$52,863	$29,211	$51,107	$19,836

Earnings (loss) per share:
As reported — basic	$0.26	$0.19	$0.32	$0.23
Pro forma — basic	0.18	0.12	0.17	0.09
As reported — diluted	0.25	0.17	0.31	0.20
Pro forma — diluted	0.17	0.10	0.17	0.07

During the three and six month periods ended September 30, 2003 and 2002, compensation cost for EA’s Class B stock option plans, based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123, would not have had a material impact on EA’s reported net income and net earnings per share.

At EA’s Annual Meeting of Stockholders, held on July 31, 2003, the stockholders elected (i) to amend the 2000 Equity Incentive Plan to increase by 11,000,000 the number of shares of EA’s Class A common stock reserved for issuance under the Plan and (ii) to amend the 2000 Employee Stock Purchase Plan to increase by 300,000 the number of shares of EA’s Class A common stock reserved for issuance under the Plan.

(4) GOODWILL AND OTHER INTANGIBLE ASSETS, NET

During the six months ended September 30, 2003, EA recorded an additional $1.2 million of goodwill as a result of EA’s acquisition of Square Co., Ltd.’s (“Square”) 30 percent interest in Electronic Arts Square K.K. in May 2003. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Square joint venture termination. Goodwill information is as follows (in thousands):

			Effects of
	Goodwill as		Foreign	Goodwill as of
	of March 31,	Goodwill	Currency	September 30,
	2003	Acquired	Translation	2003

Goodwill	$86,031	$1,182	$1,437	$88,650

Other intangibles consisted of the following (in thousands):

	September 30, 2003
	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/Core Technology	$28,263	$(18,886)	$(9,377)	$—	$—
Tradename	35,169	(14,249)	(1,211)	—	19,709
Subscribers and Other Intangibles	8,694	(6,302)	(1,776)	(541)	75

Total	$72,126	$(39,437)	$(12,364)	$(541)	$19,784

	March 31, 2003
	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/Core Technology	$28,263	$(18,886)	$(9,377)	$—	$—
Tradename	35,169	(12,763)	(1,211)	—	21,195
Subscribers and Other Intangibles	8,694	(6,298)	(1,776)	(514)	106

Total	$72,126	$(37,947)	$(12,364)	$(514)	$21,301

Amortization expense for the three and six months ended September 30, 2003 was $0.8 million and $1.5 million, respectively. Amortization expense for the three and six months ended September 30, 2002 was $2.2 million and $4.5 million, respectively. Other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years.

As of September 30, 2003, future intangible asset amortization expense is estimated as follows (in thousands):

Fiscal Year Ended March 31,
2004 (remaining six months)	$1,245
2005	2,489
2006	2,489
2007	2,489
2008	2,489
Thereafter	8,583

$19,784

(5) PREPAID ROYALTIES, NET

Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year. The current portion of prepaid royalties, included in Other current assets, and the long-term portion, included in Other assets, is as follows (in thousands):

	September 30, 2003	March 31, 2003

Other current assets	$33,877	$25,371
Other assets	5,288	7,382

Prepaid royalties, net	$39,165	$32,753

(6) INVENTORIES, NET

Inventories, net are stated at the lower of cost (first-in, first-out method) or market. Inventories, net at September 30, 2003 and March 31, 2003 consisted of (in thousands):

	September 30, 2003	March 31, 2003

Raw materials and work in process	$3,632	$2,762
Finished goods	35,577	36,917

Inventories, net	$39,209	$39,679

(7) ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities at September 30, 2003 and March 31, 2003 consisted of (in thousands):

	September 30, 2003	March 31, 2003

Accrued income taxes	$154,573	$154,712
Other accrued expenses	95,632	111,878
Accrued compensation and benefits	71,004	109,687
Accrued royalties	85,176	77,681
Deferred revenue	9,866	10,589

Accrued and other liabilities	$416,251	$464,547

(8) SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of An Enterprise And Related Information”, establishes standards for the reporting by public business enterprises of information about operating segments, product lines, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the business enterprise for making operational decisions and assessments of financial performance.

EA’s Chief Operating Decision Maker is considered to be EA’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about net revenue by geographic region and by product lines for purposes of making operating decisions and assessing financial performance.

In fiscal 2003, EA operated and reviewed its business in two business segments:

•	EA Core business segment: creation, marketing and distribution of interactive entertainment software.

•	EA.com business segment: creation, marketing and distribution of interactive entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

In March 2003, EA consolidated the operations of the EA.com business segment into its core business. EA considers online functionality to be integral to its existing and future products. Accordingly, beginning April 1, 2003, EA no longer manages its online products and services as a separate business segment, and has consolidated the reporting related to its online products and services into reporting for the overall development and publication of its core products for all reporting periods ending after that date. EA believes that this better reflects the way in which its Chief Operating Decision Maker reviews and manages the business and reflects the importance of the online products and services relative to the rest of the business. Concurrently, EA also eliminated separate reporting for its Class B common stock for all reporting periods ending after April 1, 2003.

Information about EA’s operations in North America and foreign areas for the three and six months ended September 30, 2003 and 2002 is presented below (in thousands):

			Asia
			Pacific
	North		(excluding
	America	Europe	Japan)	Japan	Total

Three months ended September 30, 2003
Net revenue from unaffiliated customers	$358,184	$145,002	$17,617	$9,202	$530,005
Interest income	6,013	690	27	—	6,730
Depreciation and amortization	11,138	6,087	241	158	17,624
Total assets	1,988,171	573,289	29,908	25,666	2,617,034
Capital expenditures	12,610	3,621	324	(52)	16,503
Long-lived assets	240,050	137,157	2,244	2,288	381,739

Three months ended September 30, 2002
Net revenue from unaffiliated customers	$313,559	$116,654	$13,803	$9,474	$453,490
Interest income	4,012	421	41	1	4,475
Depreciation and amortization	20,793	3,893	229	152	25,067
Total assets	1,402,119	408,419	24,156	12,391	1,847,085
Capital expenditures	11,507	3,281	102	87	14,977
Long-lived assets	287,883	136,301	1,847	2,509	428,540

Six months ended September 30, 2003
Net revenue from unaffiliated customers	$557,025	$272,928	$32,088	$21,345	$883,386
Interest income	12,271	1,662	64	—	13,997
Depreciation and amortization	20,226	9,831	477	313	30,847
Capital expenditures	22,268	5,804	607	11	28,690

Six months ended September 30, 2002
Net revenue from unaffiliated customers	$487,138	$243,184	$28,992	$26,074	$785,388
Interest income	8,284	793	94	1	9,172
Depreciation and amortization	41,299	7,318	462	294	49,373
Capital expenditures	17,833	5,127	262	164	23,386

EA’s sales to Wal-mart Stores represented 15 and 14 percent of total net revenue for the three and six months ended September 30, 2003, respectively. EA’s sales to Wal-mart Stores represented 17 and 14 percent of total net revenue for the three and six months ended September 30, 2002, respectively.

Information about EA’s net revenue by product line for the three and six months ended September 30, 2003 and 2002 is presented below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

PlayStation® 2	$221,180	$158,712	$339,549	$293,310
PC	93,022	82,686	173,360	158,752
Xbox™	68,691	37,527	100,212	57,630
Nintendo GameCube™	24,553	27,838	45,707	42,794
Subscription Services	11,124	8,321	24,755	16,860
Advertising, Programming, Licensing, and Other	7,552	14,161	16,263	29,508
PlayStation®	7,562	24,206	13,313	37,429
Game Boy® Advance	3,809	3,679	6,168	5,817
Co-publishing and Distribution	92,512	96,360	164,059	143,288

Total Net Revenue	$530,005	$453,490	$883,386	$785,388

(9) COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income”, requires classification of other comprehensive income in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income primarily includes foreign currency translation adjustments and unrealized gains (losses) on investments.

The components of comprehensive income, net of tax, for the three and six months ended September 30, 2003 and 2002 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$76,588	$50,234	$94,956	$57,638

Other comprehensive income (loss):
Change in unrealized appreciation (loss) on investments, net of tax (benefit)/expense of $(793), $843, $(675) and $1,471, respectively	(1,811)	1,249	(1,504)	1,164
Adjustment for loss (gain) realized in net income, net of tax (benefit)/expense of $0, $441, $(3) and $441, respectively	—	1,918	(7)	1,918

Foreign currency translation adjustments	1,174	(1,538)	12,875	7,772

Total other comprehensive income (loss)	(637)	1,629	11,364	10,854

Total comprehensive income	$75,951	$51,863	$106,320	$68,492

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

(In thousands, except per share amounts):
	Three months ended		Six months ended
	September 30, 2003		September 30, 2003

	Class A common	Class A common	Class A common	Class A common
	stock-Basic	stock-Diluted	stock-Basic	stock-Diluted

Net income	$76,588	$76,588	$94,956	$94,956

Shares used to compute net earnings per share:
Weighted-average common shares	294,836	294,836	292,263	292,263
Dilutive stock equivalents	—	12,943	—	11,750

Dilutive potential common shares	294,836	307,779	292,263	304,013

Net earnings per share:
Basic	$0.26	N/A	$0.32	N/A
Diluted	N/A	$0.25	N/A	$0.31

(In thousands, except per share amounts):
	Three months ended September 30, 2002

	Class A common	Class A common	Class B common
	Stock- Basic	stock-Diluted	Stock

Net income (loss) before retained interest in EA.com	$73,561	$50,234	$(23,327)
Net loss related to retained interest in EA.com	(20,154)	—	20,154

Net income (loss)	$53,407	$50,234	$(3,173)

Shares used to compute net earnings (loss) per share:
Weighted-average common shares	279,686	279,686	5,547
Dilutive stock equivalents	—	13,551	—

Dilutive potential common shares	279,686	293,237	5,547

Net earnings (loss) per share:
Basic	$0.19	N/A	$(0.57)
Diluted	N/A	$0.17	$(0.57)

(In thousands, except per share amounts):
	Six months ended September 30, 2002

	Class A common	Class A common	Class B common
	Stock- Basic	stock-Diluted	Stock

Net income (loss) before retained interest in EA.com	$100,897	$57,638	$(43,259)
Net loss related to retained interest in EA.com	(37,096)	—	37,096

Net income (loss)	$63,801	$57,638	$(6,163)

Shares used to compute net earnings (loss) per share:
Weighted-average common shares	278,633	278,633	5,759
Dilutive stock equivalents	—	13,905	—

Dilutive potential common shares	278,633	292,538	5,759

Net earnings (loss) per share:
Basic	$0.23	N/A	$(1.07)
Diluted	N/A	$0.20	$(1.07)

Excluded from the above computation of weighted-average shares for Class A Diluted EPS for the three and six months ended September 30, 2003, were options to purchase 339,000 and 574,000 shares, respectively, as the options’ exercise prices were greater than the average market price of the common shares during the respective periods. For the three and six months ended September 30, 2003, the weighted-average exercise prices of these options were $44.49 and $40.78 per share, respectively.

Excluded from the above computation of weighted-average shares for Class A Diluted EPS for the three and six months ended September 30, 2002, were options to purchase 697,000 and 462,000 shares, respectively, as the options’ exercise prices were greater than the average market price of the common shares during the respective periods. For the three and six months ended September 30, 2002, the weighted-average exercise prices of these options were $31.87 and $31.72 per share, respectively.

For the three and six months ended September 30, 2002, the Diluted EPS calculation for Class A common stock, presented above, included the potential dilution from the conversion of Class B common stock to Class A common stock in the event that the initial public offering for Class B common stock did not occur. Net income used for the calculation of Diluted EPS for Class A common stock was $50.2 million for the three months ended September 30, 2002 and $57.6 million for the six months ended September 30, 2002. This net income included the remaining interest in EA.com, which was directly attributable to outstanding Class B common stock owned by third parties, and would have been included in the Class A common stock EPS calculation in the event that the initial public offering for Class B common stock did not occur. The remaining interest in EA.com was approximately 15 percent through August 2002, 12 percent through February 2003 and one percent through March 2003.

Due to the net loss attributable for the three and six months ended September 30, 2002 on a diluted basis to Class B common stock, stock options have been excluded from the Diluted EPS calculation as their inclusion would have been antidilutive. Had net income been reported for the three and six months ended September 30, 2002, an additional 226,000 and 422,000 shares, respectively, would have been added to diluted potential common shares for Class B common stock.

(11) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

2003 Studio Restructuring

During the third quarter of fiscal 2003, EA closed its office located in San Francisco, California and its studio located in Seattle, Washington. The office and studio closures were a result of EA’s strategic decision to consolidate local development efforts in Redwood City, California and Vancouver, British Columbia, Canada. EA recorded total pre-tax charges of $9.4 million, consisting of $7.3 million for consolidation of facilities, $1.5 million for the impairment of non-current assets and $0.6 million for workforce reductions. The facilities charge was net of a reduction in deferred rent of $0.5 million.

Additionally, during the fourth quarter of fiscal 2003, EA approved a plan to consolidate its Los Angeles, California, Irvine, California and Las Vegas, Nevada, studios into one major game studio in Los Angeles. These measures were taken in order to maximize efficiencies and streamline the creative development process and operations of EA’s studios. In connection with these consolidation activities, EA recorded a total pre-tax restructuring charge of $5.1 million, including $1.6 million for the shutdown of facilities related to non-cancelable lease payments for permanently vacated properties and associated costs, $2.0 million for the impairment of abandoned equipment and leasehold improvements at facilities that were permanently vacated and $1.5 million for employee severance expenses related to involuntary terminations.

Online Restructurings

Fiscal 2003 Restructuring
In March 2003, EA consolidated the operations of the EA.com business segment into its core business segment, and eliminated separate reporting for its Class B common stock for all reporting periods after fiscal 2003. During the fourth quarter of fiscal 2003, EA recorded restructuring charges of $67.0 million, consisting of $1.8 million for workforce reductions, $2.3 million for consolidation of facilities and other administrative charges, and $62.9 million for the impairment of non-current assets. The estimated costs for workforce reduction included severance charges for terminated employees, costs for certain outplacement service contracts and costs associated with the tender offer to retire employee Class B options. The consolidation of facilities resulted in the closure of EA.com’s Chicago, Illinois, and Charlottesville, Virginia facilities and an adjustment for the closure of EA.com’s San Diego, California studio in fiscal 2002.

The impairment charges on long-lived assets of $62.9 million included $24.9 million relating to customized internal-use software systems for the EA.com infrastructure, $25.6 million for other long-lived assets and $12.4 million of finite-lived intangibles relating to EA.com’s Kesmai and Pogo studios. The fair-value-based tests performed in accordance with EA’s annual procedures did not indicate an impairment of the recorded goodwill at the EA.com reporting unit level.

Fiscal 2002 Restructuring
In October 2001, EA announced a restructuring plan for the EA.com business segment. The restructuring initiatives involved strategic decisions to discontinue certain product offerings and focus only on key online priorities that aligned with its fiscal 2003 operational objectives. During fiscal 2002, EA recorded restructuring charges of $20.3 million, consisting of $4.2 million for workforce reductions, $3.3 million for consolidation of facilities and other administrative charges, and $12.8 million for the write-off of non-current assets and facilities. The estimated costs for workforce reduction included severance charges for terminated employees and costs for certain outplacement service contracts. The consolidation of facilities resulted in the closure of EA.com’s San Diego, California, studio and consolidation of its San Francisco, California, and Charlottesville, Virginia, facilities.

Impairment charges on long-lived assets amounted to $12.8 million, including $11.2 million relating to abandoned technologies consisting of customized internal-use software systems for the EA.com infrastructure, $1.0 million of Kesmai intangibles associated with discontinued products and services and $0.6 million of goodwill charges relating to EA.com’s San Diego studio closure.

The following table summarizes the activity in the accrued studio and online restructuring account for the three and six months ended September 30, 2003 (in thousands):

	Fiscal 2003		Fiscal 2002
	Restructuring Plan		Restructuring Plan
		Facilities-	Facilities-
	Workforce	related	related	Total

Accrued balance as of March 31, 2003	$1,692	$8,223	$840	$10,755
Charges utilized in cash	(1,452)	(2,057)	(103)	(3,612)

Accrued balance as of September 30, 2003	$240	$6,166	$737	$7,143

EA expects the remaining accrued restructuring balance of $7.1 million to be fully utilized by December 31, 2006.

As of September 30, 2003, the estimated costs for consolidation of facilities included contractual rental commitments of $10.9 million under real estate leases for unutilized office space offset by $4.5 million of estimated future sub-lease income, costs to close or consolidate facilities, and costs to write off a portion of the assets from these facilities.

The restructuring accrual is included in other accrued expenses in Note 7 of the Notes to Condensed Consolidated Financial Statements.

(12)	CONTINGENT LIABILITIES

Lease commitments

In July of 2003, EA entered into a lease agreement with Playa Vista-Water’s Edge LLC for a studio facility in Los Angeles, California, which commenced in October 2003 and expires in September 2013 with two five-year options to extend the lease term. Additionally, EA has options to purchase the property after five and ten years based on the fair market value of the property at the date of sale, a right of first offer to purchase the property upon terms offered by the landlord, and a right to share in the profits from a sale of the property. EA accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. Existing campus facilities comprise a total of 243,000 square feet and provide space for research and development functions. The rental obligation under this agreement is $50.2 million over the initial ten-year term of the lease. EA will take possession of the property over a period of 18 months as the facilities become available for use. The above commitment is offset by sublease income of $5.8 million for the sublet to Playa Capital Company, LLC of 18,000 square feet of the Los Angeles facility, which commenced in October 2003 and expires September 2013 with options of early termination by Playa Capital Company, LLC after five years and by EA after four and five years.

Residual Value Guarantees

In February of 1995, EA entered into a build-to-suit lease with Keybank National Association on its headquarters facility in Redwood City, California, which was extended in July 2001 and expires in July 2006. EA accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. EA has an option to purchase the property (land and facilities) for $145.0 million or, at the end of the lease, to arrange for (i) an additional extension of the lease or (ii) sale of the property to a third party while EA retains an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $128.9 million if the sales price is less than this amount, subject to certain provisions of the lease.

In December 2000, EA entered into a second build-to-suit lease with Keybank National Association for a five-year term from December 2000 to expand its headquarters facilities and develop adjacent property adding approximately 310,000 square feet to its campus. Construction was completed in June 2002. EA accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities will provide space for marketing, sales and research and development. EA has an option to purchase the property for $127.0 million or, at the end of the lease, to arrange for (i) an extension of the lease or (ii) sale of the property to a third party while EA retains an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $118.8 million if the sales price is less than this amount, subject to certain provisions of the lease.

EA believes the estimated fair value of both properties under these operating leases are in excess of their respective guaranteed residual values based in part on an independent third party appraisal.

See the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a schedule of EA’s contractual obligations and commitments.

(13)	SQUARE JOINT VENTURE

In May 1998, EA and Square, a leading developer and publisher of entertainment software in Japan, completed the formation of two new joint ventures in North America and Japan. In North America, the companies formed Square Electronic Arts, LLC (“Square EA”), which had exclusive publishing rights in North America for future interactive entertainment titles created by Square. Additionally, EA had the exclusive right to distribute in North America products published by this joint venture. EA contributed $3.0 million and owned a 30 percent minority interest in this joint venture while Square owned 70 percent. This joint venture was accounted for under the equity method. The joint venture agreements with Square expired as of March 31, 2003. EA’s distribution of Square products in North America terminated on June 30, 2003. On May 30, 2003 Square acquired EA’s remaining 30 percent ownership interest in the joint venture for $8.5 million and EA’s investment was removed from the Condensed Consolidated Balance Sheet.

In Japan, the companies established Electronic Arts Square K.K. (“EA Square KK”) in 1998, which localized and published in Japan EA’s properties originally created in North America and Europe, as well as developed and published original videogames in Japan. EA contributed cash and had a 70 percent majority ownership interest, while Square contributed cash and owned 30 percent. Accordingly, the assets, liabilities and results of operations for EA Square KK were included in EA’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations since June 1, 1998, the date of formation. Square’s 30 percent interest in EA Square KK has been reflected as “Minority interest in consolidated joint venture” on EA’s Condensed Consolidated Balance Sheet as of March 31, 2003, and Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2002.

In May 2003, EA acquired Square’s 30 percent ownership interest in EA Square KK for approximately $2.5 million in cash. As a result of the acquisition, EA Square KK has become a wholly owned subsidiary of EA and has been renamed Electronic Arts K.K. The acquisition was accounted for as a step acquisition purchase and the excess purchase price over fair value of the net tangible assets acquired, $1.2 million, was allocated to goodwill.

(14)	AMERICA ONLINE, INC. (“AOL”) AGREEMENT

In November 1999, Electronic Arts Inc., EA.com and AOL entered into a five-year $81.0 million carriage fee agreement (the “Prior Agreement”) which gave EA.com the exclusive right to provide online games and interactive entertainment content on the “Games” channels/areas of certain AOL online services and gain access to and sell its products to AOL subscribers and to users of AOL properties. This agreement provided for carriage fees, advertising commitments, advertising revenue sharing and other fees.

During the three months ended June 30, 2003, EA and AOL terminated the Prior Agreement and entered into a new two-year agreement (the “New Agreement”) under which EA will continue to provide its current online game content services, and launch new online game content and services, on the “Games” channels/areas of certain AOL online services in exchange for a programming fee from AOL.

Below is a discussion of the Prior Agreement and the changes in EA’s relationship with AOL that are reflected in the New Agreement.

Carriage

The Prior Agreement provided for EA’s payment of a total of $81.0 million in carriage fees to AOL over the term of the Prior Agreement.

Of this amount, $36.0 million was paid upon signing the Prior Agreement with the remainder due in four equal annual installments of $11.25 million beginning with the first anniversary of the initial payment. EA made carriage payments to AOL of $11.25 million in each of the fiscal years 2003, 2002 and 2001. Due to the termination of the Prior Agreement in June 2003, EA is no longer required to make the last $11.25 million carriage payment. There was no carriage fee expense for the three and six months ended September 30, 2003. Carriage fee expense for the three and six months ended September 30, 2002 was $4.5 million and $8.9 million, respectively.

Carriage fee amounts paid under the Prior Agreement were capitalized as a prepaid asset as payments were made to AOL. Until April 1, 2003, the total carriage fee of $81.0 million that was provided for in the Prior Agreement was being expensed using the straight-line method over the remaining life of the Prior Agreement subsequent to EA.com’s site launch in October 2000. As the carriage fee was expensed, EA applied the portion that had been paid against the prepaid asset and recorded the remaining amount as a liability. Amortization expense was classified as “Marketing and sales” expense in EA’s Condensed Consolidated Statements of Operations. The prepaid asset and liability balances were classified as “Other assets” and “Accrued and other liabilities”, respectively, on EA’s Condensed Consolidated Balance Sheets.

Under the New Agreement, in July 2003, AOL refunded $18.0 million in carriage fees that EA had previously paid to AOL under the Prior Agreement. This refund was applied against the prepaid balance and the remaining asset, $6.4 million, is being amortized over the term of the New Agreement as a reduction to revenue.

Programming Fee

The New Agreement provides for payments by AOL to EA of $27.5 million over the two-year term of the New Agreement as a programming fee. $20.8 million of this $27.5 million pertains to existing online games content and services that EA currently provides on the “Games” channels/areas of the AOL properties, and is being recognized as revenue ratably over the term of the New Agreement. The remaining $6.7 million pertains to new online games content and services to be delivered during the term of the New Agreement. This portion of the programming fee will be recognized as revenue as the required new content and services are delivered. During the three and six months ended September 30, 2003, $2.4 million and $4.9 million have been recognized as programming fee revenue, respectively.

Advertising Commitment

Under the Prior Agreement, EA also made a commitment to spend $15.0 million in offline media advertisements prior to March 31, 2005 consisting of:

•	$10.0 million on television, radio, print and outdoor advertising promoting the availability of EA.com games on certain AOL online services; and

•	$5.0 million ($1.0 million per year over the five year agreement) on television, radio, print and outdoor advertising promoting the availability of a specific category of EA.com games (so-called “parlor games”) on certain AOL online services.

Under the Prior Agreement, EA was free to purchase this advertising from any television, radio, print or outdoor media property that it chose, not necessarily from any AOL-affiliated media property. EA did not purchase any advertisements from AOL, though it purchased some qualifying advertising from AOL affiliates. Through March 31, 2003, EA expensed the advertising as it was incurred. These costs were classified as “Marketing and sales” expense in EA’s Condensed Consolidated Statements of Operations. As of March 31, 2003, EA had spent approximately $4.3 million against this commitment.

Upon the termination of the Prior Agreement, this advertising commitment was extinguished, and there is no similar commitment provided for in the New Agreement.

Advertising Revenue and Revenue Sharing

Advertising revenue is derived principally from the sale of banner and in-game advertisements. Banner and in-game advertising is typically generated from contracts in which either EA or AOL provides a minimum number of impressions over the term of the agreed-upon commitment. Revenue is recognized as the impressions are delivered, provided that no significant obligations remain and collection of the related receivable is probable. Under the Prior Agreement, advertising revenue generated on the AOL Games Channel was recorded net of the applicable revenue share owed to AOL.

The Prior Agreement required that AOL pay EA 50 percent of all revenue collected by AOL from the sale of advertisements on EA’s online games sites, until advertising revenue reached $16.0 million in a year (measured from October 1 through the following September 30). Thereafter, the Prior Agreement provided that AOL would pay EA 70 percent of all advertising revenue collected by AOL from the sale of advertisements on EA’s game sites. Under the New Agreement, AOL is entitled to retain all advertising revenue collected by AOL from the sale of advertisements on EA’s games sites on the AOL properties, until net advertising revenue reaches $20.0 million in the twelve months ended March 31, 2004, and until net advertising revenue reaches $35.0 million for the remainder of the term of the New Agreement. After advertising revenue exceeds these thresholds, AOL is required to pay EA 50 percent of the additional net advertising revenue.

Other Fee Arrangements

Under the Prior Agreement, EA was also required to pay AOL a percentage of its subscription, e-commerce and anchor tenancy revenue that exceeded certain amounts. These costs were expensed as incurred and were classified as “Cost of goods sold” in EA’s Condensed Consolidated Statement of Operations. EA does not net these costs against revenue because it maintains responsibility for providing e-commerce products and subscription services directly to the consumer and retains the primary inventory risk for its products and games service.

Under the New Agreement, EA is required to pay AOL a percentage of its revenue derived from game service subscriptions, e-commerce, downloadable games and prize games that EA makes available on the AOL online services. EA accounts for these amounts in a similar manner as described above.

(15)	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) are owned by equity investors who lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. With regard to VIE’s already in existence prior to February 1, 2003, the implementation of FIN 46 has been delayed and currently applies to the first fiscal year or interim period beginning after December 15, 2003. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (i) EA will be the primary beneficiary of an existing VIE that will require consolidation, or (ii) EA will hold a significant variable interest in, or have significant involvement with, an existing VIE. EA does not believe that it has any entities that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “intends”, “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and management’s expectations, and are inherently uncertain and difficult to predict. Our actual results could differ materially from management’s expectations due to such risks. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed in this report below under the heading “Risk Factors”, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 as filed with the Securities and Exchange Commission (“SEC”) on June 10, 2003 and in other documents filed with the SEC.

CRITICAL ACCOUNTING POLICIES

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting period. The policies discussed below are considered by management to be critical because they are not only important to the portrayal of our financial condition and results of operations but also because application and interpretation of these policies requires both judgment and estimates on matters that are inherently uncertain and unknown. As a result, actual results may differ materially from our estimates.

Sales allowances and bad debt reserves

We principally derive revenue from sales of packaged interactive software games designed for play on videogame consoles (such as the PlayStation 2, Xbox and Nintendo GameCube), PCs and hand-held game machines (such as the Nintendo Game Boy Advance). Product revenue is recognized net of sales allowances. We also have stock-balancing programs for our PC products, which allow for the exchange of PC products by resellers under certain circumstances. We may decide to provide price protection for both our personal computer and videogame system products. In making this determination we evaluate: inventory remaining in the channel, the rate of inventory sell-through in the channel, and our remaining inventory on hand. It is our general practice to exchange products or give credits, rather than give cash refunds.

We estimate potential future product returns, price protection and stock-balancing programs related to current period product revenue. We analyze historical returns, current sell-through of distributor and retailer inventory of our products, current trends in the videogame market and the overall economy, changes in customer demand and acceptance of our products and other related factors when evaluating the adequacy of the sales returns and price protection allowances. In addition, management monitors and manages the volume of our sales to retailers and distributors and their inventories, as substantial overstocking in the distribution channel can result in high returns or substantial price protection requirements in subsequent periods. In the past, actual returns have not generally exceeded our reserves. However, actual returns and price protections may materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of product returns for our products may increase as the Xbox, Nintendo GameCube and PlayStation 2 consoles pass the midpoint of their lifecycle and an increasing number and aggregate amount of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates changed, our returns reserves would change, which would impact the net revenue we report. For example, if actual returns were significantly greater than the reserves we have established, our actual results would decrease our reported net revenue. Conversely, if actual returns were significantly less than our reserves, this would increase our reported net revenue.

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

Prepaid royalties

Prepaid royalties consist primarily of advances paid to our co-publishing and/or distribution affiliates and license fees paid to celebrities, professional sports organizations and other organizations for our use of their trade names and content. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. Prepaid royalties are expensed at the contractual or effective royalty rate as cost of goods sold based on actual net product sales. We evaluate the future realization of prepaid royalties quarterly to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post launch are charged to cost of goods sold. In either case, we rely on forecasted revenue to evaluate the future realization of prepaid royalties. If actual revenue, or revised sales forecasts, falls below the initial forecasted sales, the charge taken may be larger than anticipated in any given quarter. If a charge has been taken prior to the product launch, that amount will not be expensed in future quarters when the product has shipped.

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

Under current accounting standards, we make judgments about the remaining useful lives of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate a potential impairment in the remaining value of the assets recorded on our balance sheet. In order to determine if a potential impairment has occurred, management makes various assumptions about the future value of the asset, by evaluating future business prospects and estimated cash flows. Our future net cash flows are primarily dependent on the sale of products for play on proprietary videogame consoles, hand-held game machines and PC’s (“platforms”). The success of our products is affected by our ability to accurately predict which platforms and which products we develop will be successful. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Due to product sales shortfalls, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge being recorded in the future. During the six-month periods ended September 30, 2003 or September 30, 2002 no impairment charges were recorded on long-lived assets.

Income taxes

In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations and making judgments regarding the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction. Tax exposures can involve complex issues and may require an extended period to resolve. To determine the quarterly tax rate, we are required to estimate full-year income and the related income tax expense in each jurisdiction. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.

RESULTS OF OPERATIONS

Revenue

We principally derive revenue from sales of packaged interactive software games designed for play on videogame platforms. We also derive additional revenue from selling subscriptions to some of our online games, selling advertisements on our online web pages, selling our packaged goods through our online store, receiving programming fees for integrated online content and by allowing other companies to manufacture and sell our products in conjunction with other products.

Geographically, our net revenue for the three and six months ended September 30, 2003 and 2002 is presented below (in thousands):

Net Revenue for the Three	September 30,	September 30,	Increase/
Months Ended	2003	2002	(Decrease)	% change

North America	$358,184	$313,559	$44,625	14%

Europe	145,002	116,654	28,348	24%
Asia Pacific	17,617	13,803	3,814	28%
Japan	9,202	9,474	(272)	(3%)

International	171,821	139,931	31,890	23%

Consolidated Net Revenue	$530,005	$453,490	$76,515	17%

Net Revenue for the Six	September 30,	September 30,	Increase/
Months Ended	2003	2002	(Decrease)	% change

North America	$557,025	$487,138	$69,887	14%

Europe	272,928	243,184	29,744	12%
Asia Pacific	32,088	28,992	3,096	11%
Japan	21,345	26,074	(4,729)	(18%)

International	326,361	298,250	28,111	9%

Consolidated Net Revenue	$883,386	$785,388	$97,998	12%

Net Revenue

Net revenue for the three months ended September 30, 2003 increased by 17 percent as compared to the same period in the prior fiscal year. Foreign exchange rates (primarily the Euro and the Pound Sterling) strengthened reported net revenue by approximately $14.3 million or 3.0 percent in the current quarter. Strong sales of our PlayStation 2, Xbox and PC platform products were partially offset by a decline in net revenue from PlayStation products as we transition away from that platform. In addition, based on reported amounts, the net revenue increase was driven by the following:

•	Tiger Woods PGA TOUR® 2004 and NHL® 2004 titles were released in the current quarter, while fiscal 2003’s Tiger Woods PGA TOUR and NHL titles were not released until our fiscal third quarter. This accounted for an aggregate increase of $50.5 million.

•	Strong sales of other current-quarter sports-related titles including Madden NFL 2004, EA SPORT™ Rugby 2004 and NCAA® Football 2004, as well as strong sales of Soul Calibur II and Freedom Fighters® in Europe and Asia Pacific. These products accounted for an aggregate increase of $59.6 million.

•	Partially offset by strong prior year sales of Kingdom Hearts, (from our Square EA joint venture, which was terminated in March 2003), Medal of Honor and The Sims franchise products for an aggregate decrease of $42.7 million.

Net revenue for the six months ended September 30, 2003 increased by 12 percent as compared to the same period in the prior fiscal year. Foreign exchange rates (primarily the Euro and the Pound Sterling) strengthened reported net revenue by approximately $35.5 million or 4.5 percent in the current period. Based on reported amounts, the net revenue increase was driven by the following:

•	Strong sales of our PlayStation 2, Xbox and PC products for an aggregate increase of $103.4 million. The increase was driven primarily by NBA STREET Vol. 2, Def Jam VENDETTA, Tiger Woods PGA TOUR 2004, Madden NFL 2004 and The Sims franchise products. These increases were partially offset by strong net revenue in the six months ended September 30, 2002 for 2002 FIFA World Cup and the Medal of Honor franchise products.

•	Net revenue from co-publishing and distribution products increased $20.8 million in the current period. This increase was due in large part to sales of Soul Calibur II, Aliens Natural Selection, Devil May Cry 2, the Battlefield 1942 TM franchise products and Final Fantasy Origins, partially offset by strong sales in the prior year of Kingdom Hearts (from our Square EA joint venture which was terminated in March 2003).

•	Partially offset by a 64 percent decrease in PlayStation net revenue from $37.4 million in the six months ended September 30, 2002 to $13.3 million in the same period of the current fiscal year. The decrease has been expected as we transition away from this platform.

North America

For the three months ended September 30, 2003, net revenue from sales in North America increased by 14 percent as compared to the three months ended September 30, 2002. Based upon reported amounts, the net revenue increase was driven by the following:

•	Strong sales of our Playstation 2 and Xbox products for an aggregate increase of $81.5 million. The increase was primarily due to strong EA Sports title net revenue on Madden, Tiger Woods PGA TOUR, NHL, and NCAA Football franchise products.

•	PC net revenue increase of 15 percent to $53.6 million from $46.5 million in the three months ended September 30, 2002. The increase was due to strong sales of SimCityTM and Command & ConquerTM franchise products, partially offset by lower net revenue on The Sims franchise products.

•	Partially offset by a 55 percent decrease in net revenue from co-publishing and distribution products to $20.2 million from $44.7 million in the same period of the prior fiscal year. The decrease was due in large part to strong sales in the three months ended September 30, 2002 of Kingdom Hearts (from our Square EA joint venture which was terminated in March 2003) and Buffy the Vampire Slayer, partially offset by the current fiscal year release of Aliens Natural Selection.

For the six months ended September 30, 2003, net revenue from sales in North America increased by 14 percent as compared to the six months ended September 30, 2002. The net revenue increase was driven by the following:

•	Strong sales of our Playstation 2 and Xbox products for an aggregate increase of $93.2 million. NBA STREET vol. 2 and Def Jam VENDETTA releases plus additional strong sports title net revenue on Madden, Tiger Woods PGA TOUR, NHL and NCAA Football franchises were partially offset by a decrease in net revenue from Medal of Honor Frontline.

•	PC net revenue increase of 11 percent to $90.5 million versus $81.3 million in the six months ended September 30, 2002. Strong sales of SimCityTM, Command & ConquerTM, Medal of Honor and Tiger Woods PGA TOUR franchise products were partially offset by lower net revenue on The Sims franchise products.

•	Partially offset by an expected decrease in net revenue from products for Playstation of 68 percent or $17.3 million as we transition away from this platform.

•	Also partially offset by a 26 percent decrease in net revenue from co-publishing and distribution products to $44.4 million versus $59.7 million in the six months ended September 30, 2002. The decrease was due in large part to net revenue in the six months ended September 30, 2002 for Kingdom Hearts and Buffy the

Vampire Slayer, partially offset by net revenue in the same period of the current fiscal year of Battlefield 1942 franchise products and the current fiscal year release of Aliens Natural Selection.

International

Europe

For the three months ended September 30, 2003, net revenue from sales in Europe increased by 24 percent as compared to the three months ended September 30, 2002. Foreign exchange rates strengthened reported European net revenue by approximately $11.7 million or 10 percent. Based upon reported amounts, the net revenue increase was driven by the following:

•	Co-publishing and distribution product sales increased by $20.4 million, or 48 percent, primarily due to net revenue from Soul Calibur II and Freedom Fighters, partially offset by decreases in the current fiscal year on Resident Evil and Buffy the Vampire Slayer.

•	Playstation 2, Xbox and PC product sales increased by $11.8 million, or 31 percent, primarily due to the additional titles available on the Xbox console and strong current fiscal year net revenue on EA SPORTS Rugby 2004, Command & Conquer: Generals, and Tiger Woods PGA TOUR franchise products, as well as Lord of the Rings: The Two Towers, partially offset by strong sales in the same period of the prior fiscal year of Medal of Honor Frontline.

•	This increase was also partially offset by a $4.6 million decrease for our PlayStation and Nintendo GameCube products primarily due to stronger sales in the three months ended September 30, 2002 from key titles, including F1 Challenge, SSX Tricky and our James Bond franchise products. The decrease in Playstation net revenue has been expected as we transition away from the Playstation platform.

For the six months ended September 30, 2003, net revenue from sales in Europe increased by 12 percent as compared to the six months ended September 30, 2002. Foreign exchange rates strengthened reported European net revenue by approximately $30.8 million or 13 percent. Based upon reported amounts, the increase was driven by the following:

•	Co-publishing and distribution product sales which increased by $32.8 million, or 48 percent, primarily due to net revenue from Soul Calibur II, Freedom Fighters, Devil May Cry 2, Aliens Natural Selection and Anno franchise products, partially offset by decreases in the current fiscal year on Resident Evil, Onimusha Warlords and Buffy the Vampire Slayer.

•	Xbox, PC and Game Boy Advance product sales, which increased by $12.9 million, or 17 percent, primarily due to additional titles available on the Xbox and Game Boy Advance consoles as well as strong current fiscal year net revenue on The Sims and Command & Conquer franchise products.

•	This increase was partially offset by an $8.2 million decrease for PlayStation 2 and Nintendo GameCube products primarily due to stronger sales in the six months ended September 30, 2002 from key titles, including Medal of Honor Frontline and 2002 FIFA World Cup. Strong current fiscal year net revenue on The Sims, Def Jam VENDETTA and EA SPORTS Rugby 2004 partially offset these decreases.

•	Playstation product sales decreased by $6.7 million primarily due to our transition away from this platform.

Asia Pacific

For the three months ended September 30, 2003, net revenue from sales in the Asia Pacific region, excluding Japan, increased by 28 percent to $17.6 million versus $13.8 million for the three months ended September 30, 2002. Foreign exchange rates strengthened reported Asia Pacific net revenue by approximately $2.4 million or 18 percent. Based upon reported amounts, the net revenue increase was driven by the following:

•	PlayStation 2 product sales, which increased $2.2 million primarily due to stronger sales from key titles, including EA SPORTS Rugby 2004 and Tiger Woods PGA TOUR 2004.

•	Co-publishing and distribution product sales, which increased by $1.6 million, or 39 percent. The increase was due primarily to net revenue from Soul Calibur II, Knights of the Old Republic, Aliens Natural Selection and Freedom Fighters, partially offset by decreases in the current fiscal year on Buffy the Vampire Slayer and Battlefield 1942.

For the six months ended September 30, 2003, net revenue from sales in the Asia Pacific region, excluding Japan, increased by 11 percent to $32.1 million versus $29.0 million for the six months ended September 30, 2002. Foreign exchange rates strengthened reported Asia Pacific net revenue by approximately $3.9 million or 14 percent. Based upon reported amounts, the net revenue increase was driven by the following:

•	PlayStation 2 product sales, which increased $2.0 million primarily due to stronger sales from titles including EA SPORTS Rugby 2004, The Sims franchise products, Tiger Woods PGA TOUR 2004, NBA STREET Vol. 2, Madden NFL 2004, Def Jam VENDETTA and Lord of the Rings: The Two Towers, partially offset by strong net revenue in the same period of the prior fiscal year for Medal of Honor Frontline.

•	Co-publishing and distribution product sales, which increased by $1.1 million, or 13 percent, primarily due to net revenue from Soul Calibur II.

Japan

For the three months ended September 30, 2003, net revenue from sales in Japan decreased by 3 percent to $9.2 million from $9.5 million. Foreign exchange rates strengthened reported net revenue in Japan by approximately $0.1 million or 1 percent. Based upon reported amounts, the net revenue decrease was driven by the following:

•	Co-publishing and distribution product sales, which decreased by $1.4 million, or 26 percent, primarily due to strong prior year net revenue in the three months ended September 30, 2002 from Ever17, Tenkatouitsu 4 and Gundam Net Op, partially offset by the current fiscal year release of Memo Off Mix.

•	Partially offset by PlayStation 2 and PC product sales, which increased $0.9 million primarily due to stronger sales from key products, including F1 Career Challenge, SimCity 4 and Def Jam VENDETTA.

For the six months ended September 30, 2003, net revenue from sales in Japan decreased by 18 percent to $21.3 million versus $26.1 million for the six months ended September 30, 2002. Foreign exchange rates strengthened reported net revenue in Japan by approximately $0.8 million or 3 percent. Based upon reported amounts, the net revenue decrease was driven by the following:

•	PlayStation 2 product sales, which decreased $6.9 million, primarily due to reduced sales on FIFA franchise products, partially offset by The Sims, MVP Baseball and NBA STREET Vol. 2.

•	Offset partially by co-publishing and distribution product sales, which increased by $2.2 million, or 31 percent, primarily due to net revenue from Max Payne and Memo Off Mix.

Revenue by Product Line

Our worldwide net revenue by product line for the three and six months ended September 30, 2003 and 2002 is summarized below (in thousands):

Net Revenue for the Three	September 30,	September 30,	Increase/
Months Ended	2003	2002	(Decrease)	% change

PlayStation 2	$221,180	$158,712	$62,468	39.4%
PC	93,022	82,686	10,336	12.5%
Xbox	68,691	37,527	31,164	83.0%
Nintendo GameCube	24,553	27,838	(3,285)	(11.8%)
Subscription Services	11,124	8,321	2,803	33.7%
Advertising, Programming, Licensing, and Other	7,552	14,161	(6,609)	(46.7%)
PlayStation	7,562	24,206	(16,644)	(68.8%)
Game Boy Advance	3,809	3,679	130	3.5%

	437,493	357,130	80,363	22.5%
Co-publishing and Distribution	92,512	96,360	(3,848)	(4.0%)

Total Net Revenue	$530,005	$453,490	$76,515	16.9%

Net Revenue for the Six	September 30,	September 30,	Increase/
Months Ended	2003	2002	(Decrease)	% change

PlayStation 2	$339,549	$293,310	$46,239	15.8%
PC	173,360	158,752	14,608	9.2%
Xbox	100,212	57,630	42,582	73.9%
Nintendo GameCube	45,707	42,794	2,913	6.8%
Subscription Services	24,755	16,860	7,895	46.8%
Advertising, Programming, Licensing, and Other	16,263	29,508	(13,245)	(44.9%)
PlayStation	13,313	37,429	(24,116)	(64.4%)
Game Boy Advance	6,168	5,817	351	6.0%

	719,327	642,100	77,227	12.0%
Co-publishing and Distribution	164,059	143,288	20,771	14.5%

Total Net Revenue	$883,386	$785,388	$97,998	12.5%

PlayStation 2 Net Revenue (In thousands)

	September 30,	% of net	September 30,	% of net
	2003	revenue	2002	revenue	% change

Three months ended	$221,180	41.7%	$158,712	35.0%	39.4%

Six months ended	$339,549	38.4%	$293,310	37.3%	15.8%

For the three months ended September 30, 2003, net revenue from PlayStation 2 products increased by 39 percent to $221.2 million versus $158.7 million for the three months ended September 30, 2002. The increase was primarily due to strong sales of Madden and Tiger Woods PGA TOUR franchise products in the current quarter. This increase was partially offset by lower net revenue from the Medal of Honor franchise compared to the same period in the prior fiscal year.

For the six months ended September 30, 2003, net revenue from PlayStation 2 products increased by 16 percent to $339.5 million versus $293.3 million for the six months ended September 30, 2002. The increase was primarily due to current fiscal year sales of hit titles Def Jam VENDETTA, The Sims, and franchise products including NBA STREET, Madden, Tiger Woods PGA TOUR, and NHL. This increase was partially offset by lower net revenue from Medal of Honor Frontline compared to the same period in the prior fiscal year.

Personal Computer Net Revenue (In thousands)
	September 30,	% of net	September 30,	% of net
	2003	revenue	2002	revenue	% change

Three months ended	$93,022	17.6%	$82,686	18.2%	12.5%

Six months ended	$173,360	19.6%	$158,752	20.2%	9.2%

For the three months ended September 30, 2003, net revenue from products for the PC increased by 13 percent to $93.0 million versus $82.7 million in the three months ended September 30, 2002. The increase was primarily due to strong sales of hit franchise products including SimCity franchise products, (particularly SimCity 4 Deluxe and SimCity 4 Rush Hour) and Command & Conquer, Medal of Honor and NHL franchise products. This was partially offset by a decrease in net revenue on The Sims franchise products. Ten titles were released in the current fiscal quarter versus three in the same period in the prior fiscal year.

For the six months ended September 30, 2003, net revenue from products for the PC increased by 9 percent to $173.4 million versus $158.8 million in the six months ended September 30, 2002. The increase was primarily due to stronger current year net revenue of products from Command & Conquer, SimCity and Medal of Honor franchise products, partially offset by lower net revenue from prior fiscal year hit title 2002 FIFA World Cup. Current fiscal year releases included The Sims Superstar, The Sims Double Deluxe, SimCity 4 Deluxe, and SimCity 4 Rush Hour. Other prior fiscal year releases continued to generate strong sales, particularly The Sims Deluxe and The Sims Unleashed. Twelve titles were released in the six months ended September 30, 2003 versus five titles released in the same period of the prior fiscal year.

Xbox Net Revenue (In thousands)
	September 30,	% of	September 30,	% of
	2003	net revenue	2002	net revenue	% change

Three months ended	$68,691	13.0%	$37,527	8.3%	83.0%

Six months ended	$100,212	11.3%	$57,630	7.3%	73.9%

For the three months ended September 30, 2003, net revenue of Xbox products increased by 83 percent to $68.7 million versus $37.5 million in the three months ended September 30, 2002. The increase was primarily due to the higher installed base of Xbox consoles as well as the sales of Tiger Woods PGA TOUR, Madden and NHL franchise products. Other significant titles contributing to the increase were Medal of Honor Frontline, FIFA 2003 and NBA STREET Vol. 2. Five titles were released in the current fiscal quarter versus three in the same period in the prior fiscal year.

For the six months ended September 30, 2003, net revenue of Xbox products increased by 74 percent to $100.2 million versus $57.6 million in the six months ended September 30, 2002. The increase was primarily due to NBA STREET Vol. 2, The Sims and Medal of Honor Frontline, and strong sales of Tiger Woods PGA TOUR, Madden and NHL franchise products. This increase was partially offset by lower net revenue for prior fiscal year hit title 2002 FIFA World Cup. Seven titles were released in the six months ended September 30, 2003 versus five in the same period in the prior fiscal year.

Nintendo GameCube Net Revenue (In thousands)
	September 30,	% of net	September 30,	% of net
	2003	revenue	2002	revenue	% change

Three months ended	$24,553	4.6%	$27,838	6.1%	(11.8%)

Six months ended	$45,707	5.2%	$42,794	5.4%	6.8%

For the three months ended September 30, 2003, net revenue from Nintendo GameCube products decreased by 12 percent to $24.6 million versus $27.8 million for the three months ended September 30, 2002. The decrease was primarily due to strong sales of Freekstyle and NASCAR ThunderTM 2003 in the prior year quarter, partially offset by current quarter sales of Tiger Woods PGA TOUR 2004.

For the six months ended September 30, 2003, net revenue from Nintendo GameCube products increased by 7 percent to $45.7 million versus $42.8 million for the six months ended September 30, 2002. The slight increase was attributable to significant new releases in the current year including NBA STREET Vol. 2 and Def Jam VENDETTA, partially offset by lower net revenue on James Bond 007 in...Agent Under Fire. Seven titles were released in the six months ended September 30, 2003 versus six in the same period in the prior fiscal year.

Subscription Services Net Revenue (In thousands)
	September 30,	% of net	September 30,	% of net
	2003	revenue	2002	revenue	% change

Three months ended	$11,124	2.1%	$8,321	1.8%	33.7%

Six months ended	$24,755	2.8%	$16,860	2.1%	46.8%

For the three months ended September 30, 2003, net revenue from subscription fees for our online games increased 34 percent to $11.1 million compared to $8.3 million for the three months ended September 30, 2002 primarily due to subscription net revenue from The Sims Online and Earth & Beyond, partially offset by a decrease in subscription net revenue from Motor City Online (which was discontinued during the three months ended September 30, 2003).

For the six months ended September 30, 2003, net revenue from subscription fees for our online games increased 47 percent to $24.8 million compared to $16.9 million for the six months ended September 30, 2002. This increase was primarily due to The Sims Online, which was launched in December 2002, and higher subscription net revenue from Earth & Beyond.

Advertising, Programming, Licensing and Other Net Revenue (In thousands)
	September 30,	% of net	September 30,	% of net
	2003	revenue	2002	revenue	% change

Three months ended	$7,552	1.4%	$14,161	3.1%	(46.7%)

Six months ended	$16,263	1.8%	$29,508	3.8%	(44.9%)

For the three months ended September 30, 2003, net revenue from advertising, programming, licensing and other decreased 47 percent to $7.6 million versus $14.2 million in the three months ended September 30, 2002. The decrease was primarily due to the discontinuance (as of April 1, 2003) of advertising revenue received from AOL, partially offset by AOL programming fees initiated during the quarter ended June 30, 2003. In addition, Game Boy Color net revenue decreased in the current quarter compared to the same period in the prior fiscal year primarily due to lower net revenue from our Harry Potter franchise products.

For the six months ended September 30, 2003, net revenue from advertising, programming, licensing and other decreased 45 percent to $16.3 million versus $29.5 million for the six months ended September 30, 2002. The decrease was primarily due to the discontinuance (as of April 1, 2003) of advertising revenue received from AOL, partially offset by AOL programming fees initiated during the quarter ended June 30, 2003. In addition, Game Boy Color net revenue decreased in the six months ended September 30, 2003 versus the same period in the prior fiscal year primarily due to lower net revenue for our Harry Potter franchise products.

PlayStation Net Revenue (In thousands)
	September 30,	% of net	September 30,	% of net
	2003	revenue	2002	revenue	% change

Three months ended	$7,562	1.4%	$24,206	5.3%	(68.8%)

Six months ended	$13,313	1.5%	$37,429	4.8%	(64.4%)

For the three months ended September 30, 2003, net revenue from PlayStation products decreased 69 percent to $7.6 million versus $24.2 million for the three months ended September 30, 2002. As we expected, the decrease in net revenue from sales of PlayStation products for the three months ended September 30, 2003 was attributable to the market transition to newer generation console systems. Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of current PlayStation products to continue to decline throughout the remainder of fiscal 2004.

For the six months ended September 30, 2003, net revenue from PlayStation products decreased 64 percent to $13.3 million versus $37.4 million for the six months ended September 30, 2002. As we expected, the decrease in net revenue was attributable to the market transition to newer generation console systems. Two new titles were released in the six months ended September 30, 2003 versus three titles in the same period in the prior fiscal year. Titles and franchises that generated lower net revenue in the six months ended September 30, 2003 include 2002 FIFA World Cup and Madden, Medal of Honor and NASCAR franchise products.

Game Boy Advance Net Revenue (In thousands)
	September 30,	% of net	September 30,	% of net
	2003	revenue	2002	revenue	% change

Three months ended	$3,809	0.7%	$3,679	0.8%	3.5%

Six months ended	$6,168	0.7%	$5,817	0.7%	6.0%

For the three months ended September 30, 2003, net revenue from Game Boy Advance increased 4 percent to $3.8 million versus $3.7 million in the three months ended September 30, 2002. Net revenue from Game Boy Advance products increased slightly due to strong sales of our Lord of the Rings franchise products, partially offset by lower net revenue from our Harry Potter franchise products. Twelve titles were available in the three months ended September 30, 2003 versus seven in the same period in the prior fiscal year.

For the six months ended September 30, 2003, net revenue from Game Boy Advance increased 6 percent to $6.2 million versus $5.8 million for the six months ended September 30, 2002. This slight increase in net revenue in the current fiscal year was primarily attributable to strong sales of James Bond 007: Nightfire, partially offset by lower net revenue on our Harry Potter franchise products.

Co-publishing and Distribution Net Revenue (In thousands)
	September 30,	% of net	September 30,	% of net
	2003	revenue	2002	revenue	% change

Three months ended	$92,512	17.5%	$96,360	21.2%	(4.0%)

Six months ended	$164,059	18.6%	$143,288	18.2%	14.5%

For the three months ended September 30, 2003, net revenue from co-publishing products and distribution products decreased 4 percent to $92.5 million compared to $96.4 million in the three months ended September 30, 2002. This decrease was primarily due to strong sales in the three months ended September 30, 2002, of Kingdom Hearts, Buffy the Vampire Slayer, Resident Evil and Final Fantasy X partially offset by a net revenue increase in the same period of the current fiscal year from current fiscal year releases, Soul Calibur II and Freedom Fighters.

For the six months ended September 30, 2003, net revenue from co-publishing products and distribution products increased 15 percent to $164.1 million compared to $143.3 million in the six months ended September 30, 2002. This increase was primarily due to strong net revenue from Soul Calibur II, Freedom Fighters, Aliens Natural Selection and Devil May Cry 2, partially offset by lower net revenue from Kingdom Hearts and Final Fantasy X.

Costs and Expenses, Interest and Other Income, Net, and Income Taxes

Cost of Goods Sold. Cost of goods sold for our disk-based and cartridge-based products consists of actual product costs, royalties expense for celebrities, professional sports and other organizations and independent software developers, manufacturing royalties, net of volume discounts, expense for defective products, write-off of post-launch prepaid royalty costs, and operations expense. Cost of goods sold for our online product subscription business consists primarily of data center and bandwidth costs associated with hosting our websites, credit card fees and royalties for use of third party properties. Cost of goods sold for our website advertising business consists primarily of ad serving costs.

Marketing and Sales. Marketing and sales expenses consist of personnel-related costs, advertising, marketing and promotional expenses, net of co-op advertising expense reimbursements. In addition, marketing and sales expense in fiscal year 2003 included the amortization of the “carriage” fees payable for the distribution of our online games on AOL, which we are no longer required to pay.

General and Administrative. General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, and allowances for bad debts.

Research and Development. Research and development expenses consist of expenses incurred by our production studios for personnel-related costs, consulting, equipment depreciation, customer relationship management expenses associated with our products and any impairments of prepaid royalties for pre-launch products. Research and development expenses for our online business include expenses incurred by our studios consisting of direct development costs and related overhead costs in connection with the development and production of our online games. Network development and support costs consist of expenses associated with development of website content, depreciation on server equipment to support online games, network infrastructure direct expenses, software licenses and maintenance, and network and management overhead.

Cost of Goods Sold (In thousands)
	September 30,	% of net	September 30,	% of net
	2003	revenue	2002	revenue	% change

Three months ended	$213,762	40.3%	$200,867	44.3%	6.4%

Six months ended	$363,725	41.2%	$343,321	43.7%	5.9%

For the three months ended September 30, 2003, cost of goods sold as a percentage of net revenue decreased by 4.0 percentage points to 40.3 percent from 44.3 percent for the three months ended September 30, 2002 primarily due to:

•	Favorable product mix contributing 1.7 percentage points to total gross margin due to an increase in the percentage of net revenue being derived from our higher-gross-margin product lines, such as products for the PlayStation 2 and PC, and a decrease in the percentage of net revenue derived from lower-gross-margin product lines such as those for the PlayStation and co-publishing and distribution products. The increase was partially offset by a decrease in the percentage of net revenue from advertising, programming, licensing and other product lines that generally have higher gross margins.

•	Higher overall gross margins by platform and on co-publishing and distribution products, contributing 1.8 percentage points to total gross margin. The increase was due to the higher volume of sales of co-publishing products, such as Soul Caliber II, Aliens Natural Selection, and Freedom Fighters in the three months ended September 30, 2003, which have a higher gross margin than distribution products, such as Kingdom Hearts, which contributed a higher proportion of this category’s net revenue in the same period of the prior fiscal year.

•	Higher PC gross margins contributing 0.7 percentage points to total gross margin. The increase was due to lower overall direct and indirect costs of goods sold primarily on The Sims franchise products and new products for the PC released in the current quarter compared to the same period of the prior fiscal year.

•	Higher Nintendo GameCube gross margins contributing 0.4 percentage points to total gross margin due to pricing discounts from Nintendo on current year sales and higher royalties in the prior year due to F1 2002.

•	Partially offset by lower Xbox gross margins, which reduced total gross margin by 0.4 percentage points. This decrease was due to a higher percentage of net revenue from older titles at lower price points and lower margins compared to a higher percentage of net revenue from new titles in the same period of the prior fiscal year.

For the six months ended September 30, 2003, cost of goods sold as a percentage of net revenue decreased by 2.5 percentage points to 41.2 percent from 43.7 percent for the six months ended September 30, 2002 primarily due to:

•	Higher overall gross margins by platform and for co-publishing and distribution products contributing 1.4 percentage points to total gross margin. The increase was due to the higher volume of sales of co-publishing products, such as Soul Caliber II, Aliens Natural Selection, and Freedom Fighters in the six months ended September 30, 2003, which have a higher gross margin than distribution products, such as Kingdom Hearts, which contributed a higher proportion of this category’s net revenue in the same period of the prior fiscal year.

•	Higher gross margins for Nintendo GameCube products contributing a 0.6 percentage point increase to the total gross margin. The increase was due to pricing discounts received from Nintendo on current year sales. In addition, we also had lower royalty expenses in the current period. The decrease in royalties was due to higher sales in the current year of lower royalty bearing titles such as The Sims compared with higher sales of higher royalty bearing titles such as 2002 FIFA World Cup and F1 2002 in the same period in the prior fiscal year. In addition, high returns on Harry Potter and the Chamber of Secrets resulted in lower effective royalty rates in the current period.

•	Higher gross margins for PC products contributing a 0.5 percentage point increase to total gross margin. The increase in PC product margins was due primarily to lower direct costs of goods sold and indirect cost of goods sold on new products released in current quarter. In addition, royalties on current year releases were lower than on products released in the same period of the prior fiscal year such as, 2002 FIFA World Cup and F1 2002.

Marketing and Sales (In thousands)
	September 30,	% of net	September 30,	% of net
	2003	revenue	2002	revenue	% change

Three months ended	$64,041	12.1%	$55,514	12.2%	15.4%

Six months ended	$123,125	13.9%	$120,888	15.4%	1.9%

For the three months ended September 30, 2003, marketing and sales expenses increased by 15.4 percent as compared to the three months ended September 30, 2002 primarily due to:

•	The release of 11 titles in the current fiscal quarter versus eight titles in the same period of the prior fiscal year. The primary increase related to higher advertising spending of $6.5 million to support product releases including Tiger Woods PGA TOUR 2004, NASCAR Thunder 2004 and NCAA Football 2004 on multiple platforms.

•	Increase in headcount and related expenses by 18 percent and increases in promotional expenses to support the growth of our marketing and sales functions worldwide.

•	Partially offset by the discontinuance of carriage fee payments to AOL, which resulted in a decrease of $4.5 million.

For the six months ended September 30, 2003, marketing and sales expenses increased by 1.9 percent as compared to the six months ended September 30, 2002 primarily due to:

•	Increase in headcount and related expenses by 20 percent and promotional expenses to support the growth of our marketing and sales functions worldwide.

•	Partially offset by the discontinuance of carriage fee payments to AOL, which resulted in a decrease of $8.9 million.

General and Administrative (In thousands)
	September 30,	% of net	September 30,	% of net
	2003	revenue	2002	revenue	% change

Three months ended	$36,032	6.8%	$27,453	6.1%	31.2%

Six months ended	$66,792	7.6%	$53,116	6.8%	25.7%

For the three months ended September 30, 2003, general and administrative expenses increased by 31.2 percent as compared to the three months ended September 30, 2002 due to:

•	Increase in headcount related expenses, depreciation, professional services, information technology and facilities expenses for an aggregate increase of $12.9 million.

•	Partially offset by a $4.3 million decrease in bad debt expense.

For the six months ended September 30, 2003, general and administrative expenses increased by 25.7 percent as compared to the six months ended September 30, 2002 due to:

•	Increase in headcount related expenses, professional services, depreciation and information technology, and facilities related expenses of $20.4 million.

•	Partially offset by a decrease in bad debt expense of $6.7 million.

Research and Development (In thousands)
	September 30,	% of net	September 30,	% of net
	2003	revenue	2002	revenue	% change

Three months ended	$113,493	21.4%	$96,164	21.2%	18.0%

Six months ended	$204,615	23.2%	$186,044	23.7%	10.0%

For the three months ended September 30, 2003, research and development expenses increased by 18.0 percent as compared to the three months ended September 30, 2002 due to:

•	Increase in headcount and related expenses by 29 percent and outside services to support the growth of the research and development function.

•	Partially offset by a decrease in pre-launch write-offs of prepaid royalties and a decrease in depreciation expense due to $66.3 million of asset impairments recorded in the third and fourth quarters of fiscal 2003.

For the six months ended September 30, 2003, research and development expenses increased by 10.0 percent as compared to the six months ended September 30, 2002 due to:

•	Increase in headcount and related expenses by 26 percent and outside services to support the growth of the research and development function.

•	Partially offset by a decrease in the pre-launch write-offs of prepaid royalties and a decrease in depreciation expense due to $66.3 million of asset impairments recorded in the third and fourth quarters of fiscal 2003.

The increase in research and development spending is expected to continue in fiscal 2004 due to an increase in development spending for current generation console products including the PlayStation 2, Xbox and Nintendo GameCube, as well as extending our investment in the PC and future platforms.

Amortization of Intangibles (In thousands)
	September 30,	% of net	September 30,	% of net
	2003	revenue	2002	revenue	% change

Three months ended	$810	0.2%	$2,246	0.5%	(63.9%)

Six months ended	$1,490	0.2%	$4,491	0.6%	(66.8%)

Amortization of intangibles decreased $1.4 million and $3.0 million for the three and six months ended September 30, 2003 compared to the same periods in the prior year. The decrease in amortization for both periods was due primarily to the impairment of certain finite-lived intangible assets recognized in the prior fiscal year.

Interest and Other Income, Net (In thousands)
	September 30,	% of net	September 30,	% of net
	2003	revenue	2002	revenue	% change

Three months ended	$9,130	1.7%	$1,177	0.3%	675.7%

Six months ended	$13,979	1.6%	$4,324	0.6%	223.3%

For the three months ended September 30, 2003, interest and other income, net, increased from the three months ended September 30, 2002 primarily due to:

•	Foreign currency gains as a result of favorable rates primarily for the Euro and British Pound at the end of the current year quarter compared to losses on foreign exchange hedge contracts in the same period of the prior fiscal year for an aggregate increase of $4.7 million.

•	Higher interest income of $2.3 million, as a result of higher average cash balances partially offset by lower interest rates in the current fiscal quarter.

For the six months ended September 30, 2003, interest and other income, net, increased from the six months ended September 30, 2002 primarily due to:

•	Higher interest income of $4.8 million, as a result of higher average cash balances partially offset by lower interest rates in the current fiscal year.

•	Foreign currency gains as a result of favorable rates primarily for the Euro and British Pound as of September 30, 2003 compared to losses on foreign exchange hedge contracts in the six months ended September 30, 2002 for an aggregate increase of $3.6 million.

Income Taxes (In thousands)
	September 30,	Effective	September 30,	Effective
	2003	tax rate	2002	tax rate	% change

Three months ended	$34,409	31.0%	$22,451	31.0%	53.3%

Six months ended	$42,662	31.0%	$25,374	31.0%	68.1%

Our effective tax rate was 31 percent for the three and six months ended September 30, 2003 and 2002. The effective tax rate is the result of the mix of income earned in various tax jurisdictions that apply a broad range of tax rates. The effective tax rate may change period-to-period based on nonrecurring events, as well as recurring factors including the geographical mix of income before taxes, the timing and amount of foreign dividends, and state and local taxes. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, our working capital was $1.65 billion compared to $1.34 billion at March 31, 2003. Cash, cash equivalents and short-term investments increased by $146.6 million during the first six months of fiscal 2004. We generated $139.9 million of cash through the sale of equity securities under our stock plans and $28.2 million of cash provided by operations, which was partially offset by $28.7 million of cash used for capital expenditures during the six months ended September 30, 2003.

As of September 30, 2003, our principal source of liquidity is $1.7 billion in cash, cash equivalents and short-term investments and $0.8 million in marketable equity securities. We believe the existing cash, cash equivalents, short-term investments, marketable equity securities and cash generated from operations will be sufficient to meet cash and investment requirements for at least the next 12 months. A portion of our cash is generated from operations domiciled in foreign tax jurisdictions (approximately $329.4 million) that is designated as permanently invested in the respective tax jurisdiction. While we do not currently believe there is a need to repatriate these funds to the United States in the short term, if these funds are required for our operations in the United States, we would be required to accrue and pay additional taxes to repatriate these funds.

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties including, but not limited to, those related to customer demand and acceptance of our titles on new platforms and new versions of our titles on existing platforms, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, the impact of competition, the economic conditions in the domestic and international markets, seasonality in operating results, risks of product returns and the other risks listed in the “Risk Factors” section.

Our gross accounts receivable balance was $329.6 million and $246.7 million as of September 30, 2003 and March 31, 2003, respectively. Reserves for product returns, pricing allowances and doubtful accounts decreased 23 percent from $164.6 million at March 31, 2003 to $126.8 million at September 30, 2003. The decrease in the overall reserves as of September 30, 2003 was due to the high volume of return and price protection credits processed in the first six months of fiscal year 2004, for products sold in prior periods. Although the absolute dollar amounts of the sales return and price protection reserves have decreased as of September 30, 2003, both have remained relatively constant compared to March 31, 2003 as a percentage of trailing nine months net revenue. We believe these reserves are adequate based on historical experience and our current estimate of potential returns and allowances.

Commitments

Lease Commitments
We lease certain of our current facilities and certain equipment under non-cancelable capital and operating lease agreements. We are required to pay property taxes, insurance and normal maintenance costs for certain of our facilities and will be required to pay any increases over the base year of these expenses on the remainder of our facilities.

In February 1995, we entered into a build-to-suit lease with Keybank National Association on our headquarters facility in Redwood City, California, which was extended in July 2001 and expires in July 2006. We accounted for this arrangement as an operating lease in accordance with Statement of Finance Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. We have an option to purchase the property (land and facilities) for $145.0 million or, at the end of the lease, to arrange for (i) an extension of the lease or (ii) sale of the property to a third party while we retain an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $128.9 million if the sales price is less than this amount, subject to certain provisions of the lease.

In December 2000, we entered into a second build-to-suit lease with Keybank National Association for a five-year term beginning December 2000 to expand our Redwood City, California headquarters facilities and develop adjacent property adding approximately 310,000 square feet to our campus. Construction was completed in June 2002. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities provide space for marketing, sales and research and development. We have an option to purchase the property for $127.0 million or, at the end of the lease, to arrange for (i) an extension of the lease, or (ii) sale of the property to a third party while we retain an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $118.8 million if the sales price is less than this amount, subject to certain provisions of the lease. We believe the estimated fair value of the properties under the operating leases are in excess of the guaranteed residual values based in part on a independent third party appraisal.

In July of 2003, we entered into a lease agreement with Playa Vista-Water’s Edge LLC for a studio facility in Los Angeles, California, which commenced in October 2003 and expires in September 2013 with two five-year options to extend the lease term. Additionally, we have options to purchase the property after five and ten years based on the fair market value of the property at the date of sale, a right of first offer to purchase the property upon terms offered by the landlord, and a right to share in the profits from a sale of the property. We have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. Existing campus facilities comprise a total of 243,000 square feet and provide space for research and development functions. Our rental obligation under this agreement is $50.2 million over the initial ten-year term of the lease. We will take possession of the property over a period of 18 months as the facilities become available for use. The above commitment is offset by sublease income of $5.8 million for the sublet to Playa Capital Company, LLC of 18,000 square feet of the Los Angeles facility, which commenced in October 2003 and expires September 2013 with options of early termination by Playa Capital Company, LLC after five years and by EA after four and five years. The contractual obligations table below has been updated for this lease based on our gross lease commitment.

Lease rates are based upon the Commercial Paper Rate. The three lease agreements described above require us to maintain certain financial covenants related to consolidated net worth, fixed charge coverage ratio, total consolidated debt to total consolidated capital and quick ratio, all of which we were in compliance with as of September 30, 2003.

Letters of Credit

In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables of up to 18.0 million Euros. The standby letter of credit expires in July 2005. As of September 30, 2003, we had $7.8 million payable to Nintendo of Europe covered by this standby letter of credit.

In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC in replacement of our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to $1.1 million. The standby letter of credit expires in December 2006. As of September 30, 2003, we had no payable on this standby letter of credit.

Development, Celebrity, League and Content Licenses: Payments and Commitments
The products produced by our studios are designed and created by our employee designers, artists, software programmers and by non-employee software developers (“independent artists”). We typically advance development funds to the independent artists during development of our games, usually in installment payments made upon the completion of specified development milestones. These payments are considered advances against subsequent royalties based on the sales of the products. These terms are typically set forth-in written agreements entered into with the independent artists. In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA (soccer), NASCAR (stock car racing), John Madden (professional football), National Basketball Association, PGA TOUR (golf), Tiger Woods (golf), National Hockey League and NHLPA (Hockey), Warner Bros. (Harry Potter and Superman), MGM/Danjaq (James Bond), New Line Productions (The Lord of the Rings), National Football League and Players Inc. (Professional Football) Collegiate Licensing Company (collegiate football and basketball), ISC (stock car racing), Major League Baseball Properties, MLB Players Association (baseball) and Island Def Jam (wrestling). These developer and content license commitments represent the sum of (i) the cash payments due under non-royalty-bearing licenses and services agreements, and (ii) the minimum payments and advances against royalties due under royalty-bearing licenses and services agreements. These minimum guarantee payments and marketing commitments are included in the following table.

The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2003 (in thousands), and the effect we expect them to have on our liquidity and cash flow in future periods:

					Commercial
	Contractual Obligations				Commitments
Fiscal Year			Developer/		Bank and	Letters
Ended			Licensee		Other	of
March 31,	Leases	Advertising	Commitments	Marketing	Guarantees	Credit	Total

2004 (remaining six months)	$12,392	$—	$16,711	$27,300	$220	$7,759	$64,382
2005	24,499	747	37,611	14,109	234	—	77,200
2006	25,817	3,000	32,053	9,692	234	—	70,796
2007	19,064	3,000	11,276	9,692	204	—	43,236
2008	15,966	—	13,116	9,692	203	—	38,977
Thereafter	43,820	—	14,521	16,952	203	—	75,496

Total	$141,558	$6,747	$125,288	$87,437	$1,298	$7,759	$370,087

The lease commitments disclosed above exclude commitments included in our restructuring activities for contractual rental commitments of $10.9 million under real estate leases for unutilized office space, offset by $4.5 million of estimated future sub-lease income. These amounts were expensed in the periods of the related restructuring and are included in our accrued liabilities reported on our Condensed Consolidated Balance Sheet as of September 30, 2003. (See Note 11 in Notes to Condensed Consolidated Financial Statements.)

Transactions with Related Parties

Executive Officer Compensation
On June 24, 2002, we hired Warren Jenson as our Executive Vice President and Chief Financial and Administrative Officer and agreed to loan Mr. Jenson $4.0 million, to be forgiven over four years based on his continuing employment. Two million dollars of the note will be forgiven after two years employment, and the remainder forgiven after four years. The entire balance of the loan is outstanding as of September 30, 2003.

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) are owned by equity investors who lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. With regard to VIE’s already in existence prior to February 1, 2003, the implementation of this FASB has been delayed and currently applies to the first fiscal year or interim period beginning after December 15, 2003. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (i) the company will be the primary beneficiary of an existing VIE that will require consolidation, or (ii) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. We do not believe that we will have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

RISK FACTORS

Our business is subject to many risks and uncertainties, which may affect our future financial performance. These risks and uncertainties are discussed below. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the events or circumstances described below occurs, our business and financial performance could be harmed and the market value of our securities could decline.

The success of our business is highly dependent on being able to predict which new videogame platforms will be successful, and on the market acceptance and timely release of those platforms.

We derive most of our revenue from the sale of products for play on proprietary videogame platforms of third parties, such as Sony’s PlayStation 2. Therefore, the success of our products is driven in large part by the success of new videogame hardware systems and our ability to accurately predict which platforms will be most successful in the marketplace. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. If the platforms for which we are developing products are not released when anticipated or do not attain wide market acceptance, our revenue growth will suffer.

Our platform licensors set the royalty rates and other fees that we must pay to publish games for their platforms, and therefore have significant influence on our costs. If one or more of the platform licensors adopt a different fee structure for future game consoles, our profitability may suffer.

In the next few years, we expect our platform licensors to introduce new game machines into the market. In order to publish products for a new game machine, we must take a license from the platform licensor which gives the platform licensor the opportunity to set the fee structure that we must pay in order to publish games for that platform. Similarly, the platform licensors have retained the flexibility to change their fee structures for online gameplay and features for their consoles. The control that platform licensors have over the fee structures for their future platforms and online access makes it difficult for us to predict our costs and profitability in the medium to long term. Because publishing products for videogame consoles is the largest portion of our business, any increase in fee structures would have a significant negative impact on our business model and profitability.

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

Our business is both seasonal and cyclical. If we, or our platform licensors, fail to deliver products at the right times, our sales will suffer.

Our business is highly seasonal, with the highest levels of consumer demand, and a significant percentage of our revenue, occurring in the December quarter. The timing of hardware platform introduction is often tied to the year-end holiday season and is not within our control. If we miss this key selling period, due to product delays or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately. Our industry is also cyclical. Videogame platforms have historically had a life cycle of four to six years. As one group of platforms is reaching the end of its cycle and new platforms are emerging, consumers often defer game software purchases until the new platforms are available, causing sales to decline. This decline may not be offset by increased sales of products for the new platform. For example, the market for products for Sony’s older PlayStation game console has declined significantly since the launch of the PlayStation 2 platform.

Our business is intensely competitive and increasingly “hit” driven. If we do not continue to deliver “hit” products, our success will be limited.

Competition in our industry is intense, and new products are regularly introduced. During calendar year 2002, approximately 22 percent of the sales of videogames in North America consisted of only 20 “hit” products out of thousands published. These “hit” titles are increasingly expensive to produce. If our competitors develop more successful products, or if we do not continue to develop consistently high-quality and popular products, our revenue will decline.

If we are unable to maintain or acquire licenses to intellectual property, we will publish fewer hit titles and our revenue will decline. Competition for these licenses may make them more expensive, and increase our costs.

Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include intellectual property licenses from the major sports leagues and players associations. Similarly, many of our hit EA Games franchises, such as James Bond, Harry Potter and Lord of the Rings, are based on key film and literary licenses. Competition for these licenses is intense. If we are unable to maintain these licenses and obtain additional licenses with significant commercial value, we will be unable to increase our revenue in the future. Competition for these licenses may also drive up the advances, guarantees and royalties that must be paid to the licensor, which could significantly increase our costs.

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

The market for technical, creative, marketing and other personnel essential to the development and marketing of our products and management of our businesses is extremely competitive. In the last fiscal year, notwithstanding the downturn of the economy generally, competitive recruiting efforts aimed at our employees and executives continued. For example, in fiscal 2003, a team of employees that developed one of our hit Medal of Honor products left the company to develop products for a competitor. Our leading position within the interactive entertainment industry makes us a prime target for recruiting of executives and key creative talent. In addition, the cost of real estate in the San Francisco Bay area – the location of our headquarters and one of our largest studios – remains high, and has made recruiting from other areas and relocating employees to our headquarters more difficult. If we cannot successfully recruit and retain the employees we need, our ability to develop and manage our businesses will be impaired.

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

In addition, as online capabilities for videogame platforms emerge, our platform licensors will control our ability to provide online game capabilities for our console platform products and will in large part establish the financial terms on which these services are offered to consumers. Currently, both Microsoft and Sony provide online capabilities for Xbox and PlayStation 2 products, respectively. In each case, compatibility code and the consent of the licensor are required for us to include online capabilities in our products. In addition, the business model for Microsoft’s and Sony’s online businesses for their videogame products may compete with our online business. As these capabilities become more significant, the failure or refusal of our licensors to approve our products, or the successful deployment by these licensors of services competitive to ours, may harm our business.

Our international net revenue is subject to currency fluctuations.

For the six months ended September 30, 2003 international net revenue comprised 37 percent of total consolidated net revenue. For the fiscal year ended March 31, 2003, international net revenue comprised 42 percent of total consolidated net revenue. We expect foreign sales to continue to account for a significant and growing portion of our revenue. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the dollar. While we utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, we cannot control translation issues.

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

The majority of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.

In the U.S. in fiscal 2003, over 66 percent of our sales were made to six key customers. In Europe, our top ten customers accounted for over 40 percent of our sales in that territory in fiscal 2003. Worldwide, we had sales to one customer, Wal-Mart Stores, Inc., which represented 12 percent of net revenue in fiscal 2003. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable pay for our products. Additionally, our receivables from these large customers increase significantly in the last quarter of the calendar year as they stock up for the holiday selling season. Also, having such a large portion of our net revenue concentrated in a few customers reduces our negotiating leverage with these customers.

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

Foreign Currency Exchange Rate Risk
We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, thereby limiting our risk. Our foreign exchange contracts are accounted for as derivatives whereby the gains and losses on these contracts are reflected in the Condensed Consolidated Statements of Operations. Gains and losses on open contracts at the end of each accounting period resulting from changes in the forward rate are recognized in earnings and are designed to offset gains and losses on the underlying foreign currency denominated assets and liabilities. At September 30, 2003, we had foreign exchange contracts, all with maturities of less than one month, to sell approximately $144.8 million in foreign currencies, primarily British Pounds, Euros, Japanese Yen, Canadian Dollars and other currencies. Of this amount, $127.0 million represents contracts to sell foreign currency in exchange for U.S. dollars and $17.8 million represents contracts to sell foreign currency in exchange for British Pounds.

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

The following table below provides information about our foreign currency forward exchange contracts at September 30, 2003. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value. Fair value represents the difference in value of the contracts at the spot rate and the forward rate.

		Weighted-
		Average
	Contract	Contract
	Amount	Rate	Fair Value

Foreign currency to be sold under contract:
British Pound	$90,851	1.6518	$(237)
Euro	16,064	1.1475	(17)
Japanese Yen	14,738	0.0090	79
Canadian Dollar	9,957	0.7375	(37)
Swedish Krona	5,497	0.1278	(44)
South African Rand	4,025	0.1388	(33)
Danish Krone	2,021	0.1554	9
Norwegian Krone	1,693	0.1411	(15)

Total	$144,846		$(295)

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

Interest Rate Risk
Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Though we maintain sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity, currently, the majority of our short-term investments are callable by the issuer. As there can be no assurance as to how long these investments will be held, classification of these securities as short-term investments is based on call date.

At September 30, 2003, our cash equivalents and short-term investments included debt securities, typically government agency bonds and money market funds, of $1.4 billion. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The table below presents the amounts (in thousands) and related weighted average interest rates of our investment portfolio at September 30, 2003:

	Average
	Interest Rate	Cost	Fair Value

Cash equivalents
Fixed rate	1.86%	$503,701	$503,873
Variable rate	1.18%	$496,251	$496,241
Short-term investments
Fixed rate	2.16%	$295,658	$295,262
Fixed-step rate	1.53%	$85,293	$84,387

Maturity dates for short-term investments range from 8 months to 35 months with call dates ranging from 3 months to 8 months.

Item 4. Controls and Procedures

DEFINITION AND LIMITATIONS OF DISCLOSURE CONTROLS

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Because we have designed our system of controls based on certain assumptions about the likelihood of future events, which we believe are reasonable, our system of controls may not achieve its desired purpose under all possible future conditions. Further, the design of our system of controls reflects reasonable resource constraints - the benefits of controls must be considered relative to their costs. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving our control objectives.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

CHANGES IN INTERNAL CONTROLS

During out last fiscal quarter, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in the last several months, in response to the certification requirements of the Sarbanes-Oxley Act and new SEC Regulations, we have enhanced our internal controls and disclosure systems, through various measures including: detailing certain internal accounting policies; establishing a formal disclosure committee for the preparation of all periodic SEC reports; and requiring certifications from various trial balance controllers and other financial personnel responsible for our financial statements.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to pending claims and litigation. Management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits in the aggregate would not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits, other than exhibits 32.1 and 32.2, are filed as part of this report:

Exhibit
Number	Title
10.29	Lease Agreement by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.

10.30	Agreement Re: Right of First Offer to Purchase and Option to Purchase by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.

10.31	Profit Participation Agreement by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.

10.32	Sublease Agreement by and between Electronic Arts Inc. and Playa Capital Company, LLC, dated July 31, 2003.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14 (a) of the Exchange Act.

31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14 (a) of the Exchange Act.

Additional exhibits accompanying this report:

32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14 (b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14 (b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On July 23, 2003, the Company filed a current report on Form 8-K relating to the announcement of its financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC. (Registrant)

/s/ Warren C. Jenson

DATED:	WARREN C. JENSON
November 7, 2003	Executive Vice President,
Chief Financial and Administrative Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2003

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE
10.29	Lease Agreement by and between Playa Vista-Waters Edge, LLC and Electronic Arts, Inc., dated July 31, 2003.

10.30	Agreement Re: Right of First Offer to Purchase and Option to Purchase by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.

10.31	Profit Participation Agreement by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.

10.32	Sublease Agreement by and between Electronic Arts, Inc. and Playa Capital Company, LLC, dated July 31, 2003.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14 (a) of the Exchange Act.

31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14 (a) of the Exchange Act.

Additional exhibits accompanying this report:

32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14 (b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14 (b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.