Form 10-Q
period 2003-12-31
ELECTRONIC ARTS INC
filed 2004-02-10
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

		Outstanding as of
Class of Common Stock	Par Value	February 4, 2004

Class A common stock	$0.01	298,905,714

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

		Page

Part I — FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2003 and March 31, 2003	3
	Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2003 and 2002 and the Nine Months Ended December 31, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	46
Part II — OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 6.	Exhibits and Reports on Form 8-K	47
Signature		48
Exhibit Index		49

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)	December 31,	March 31,
(In thousands, except share data)	2003	2003 (a)

ASSETS

Current assets:
Cash and cash equivalents	$573,010	$949,995
Short-term investments	1,251,659	637,623
Marketable equity securities	2,090	1,111
Receivables, net of allowances of $206,632 and $164,634, respectively	837,021	82,083
Inventories, net	64,766	39,679
Deferred income taxes	61,749	117,180
Other current assets	117,945	83,466

Total current assets	2,908,240	1,911,137

Property and equipment, net	280,026	262,252
Investments in affiliates	13,551	20,277
Goodwill	89,858	86,031
Other intangibles, net	19,150	21,301
Long-term deferred income taxes	13,614	13,523
Other assets	13,989	45,012

TOTAL ASSETS	$3,338,428	$2,359,533

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$158,743	$106,329
Accrued and other liabilities	682,765	464,547

Total current liabilities	841,508	570,876

Commitments and contingencies	—	—
Minority interest in consolidated joint venture	—	3,918

Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized	—	—
Common stock
Class A common stock, $0.01 par value. 400,000,000 shares authorized; 298,433,515 and 288,266,610 shares issued and outstanding, respectively	2,984	2,883
Class B common stock, $0.01 par value. 100,000,000 shares authorized; 200,130 and 225,130 shares issued and outstanding, respectively	2	2
Paid-in capital	1,065,001	856,428
Retained earnings	1,411,144	923,892
Accumulated other comprehensive income	17,789	1,534

Total stockholders’ equity	2,496,920	1,784,739

TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$3,338,428	$2,359,533

See accompanying Notes to Condensed Consolidated Financial Statements.

(a)	Derived from audited financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(unaudited)
(In thousands, except per share data)	2003	2002	2003	2002

Net revenue	$1,475,323	$1,233,726	$2,358,709	$2,019,114
Cost of goods sold	513,255	565,111	876,980	908,432

Gross profit	962,068	668,615	1,481,729	1,110,682

Operating expenses:
Marketing and sales	180,174	139,492	303,299	260,380
General and administrative	71,992	42,250	138,784	95,366
Research and development	151,175	106,127	355,790	292,171
Amortization of intangibles	623	2,245	2,113	6,736
Restructuring charges	596	8,026	596	8,026
Asset impairment charges	—	1,352	—	1,352

Total operating expenses	404,560	299,492	800,582	664,031

Operating income	557,508	369,123	681,147	446,651

Interest and other income (expense), net	948	(4,439)	14,927	(115)

Income before provision for income taxes and minority interest	558,456	364,684	696,074	446,536
Provision for income taxes	166,160	113,052	208,822	138,426

Income before minority interest	392,296	251,632	487,252	308,110
Minority interest in consolidated joint venture	—	(1,413)	—	(253)

Net income	$392,296	$250,219	$487,252	$307,857

Net earnings (loss) per share:

Class A common stock:
Net income:
Basic	$392,296	$253,694	$487,252	$317,495
Diluted	$392,296	$250,219	$487,252	$307,857
Net earnings per share:
Basic	$1.32	$0.89	$1.66	$1.13
Diluted	$1.26	$0.85	$1.59	$1.05
Number of shares used in computation:
Basic	297,787	283,777	294,001	280,386
Diluted	311,463	296,050	306,737	293,721

Class B common stock:
Net loss, net of retained interest in EA.com	N/A	$(3,475)	N/A	$(9,638)
Net loss per share:
Basic	N/A	$(0.86)	N/A	$(1.84)
Diluted	N/A	$(0.86)	N/A	$(1.84)
Number of shares used in computation:
Basic	N/A	4,051	N/A	5,247
Diluted	N/A	4,051	N/A	5,247

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
(unaudited)
(In thousands)	2003	2002

OPERATING ACTIVITIES
Net income	$487,252	$307,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,915	74,329
Equity in net income of investments in affiliates	(405)	(4,213)
Non-cash restructuring and asset impairment charges	596	1,352
Other-than-temporary impairment of investments in affiliates	589	10,590
Loss on sale of property, equipment and marketable equity securities	583	379
Stock-based compensation	666	864
Minority interest in consolidated joint venture	—	253
Tax benefit from exercise of stock options	41,845	36,765
Change in assets and liabilities:
Accounts receivable, net	(786,595)	(416,763)
Inventories, net	(26,057)	(19,086)
Other assets	(5,340)	3,569
Accounts payable	54,124	58,222
Accrued and other liabilities	279,919	229,392

Net cash provided by operating activities	107,092	283,510

INVESTING ACTIVITIES
Capital expenditures	(55,937)	(34,470)
Proceeds from sale of property and equipment	113	679
Purchase of investments in affiliates	(350)	(531)
Proceeds from sale of investments in affiliate	8,467	—
Purchase of short-term investments	(1,890,779)	(596,845)
Proceeds from maturities and sales of short-term investments	1,273,398	445,215
Proceeds from sale of marketable equity securities	2	4,794
Purchase of minority interest	(2,513)	—
Distribution from investment in affiliate	—	3,000
Acquisition of subsidiary, net of cash acquired	(958)	(12,868)

Net cash used in investing activities	(668,557)	(191,026)

FINANCING ACTIVITIES
Proceeds from sales of common stock through employee stock plans and other plans	166,260	109,877
Repurchase of Class B common stock	(225)	—
Repayment of Class B notes receivable	128	—
Dividend to joint venture	(2,587)	(751)

Net cash provided by financing activities	163,576	109,126

Effect of foreign exchange on cash and cash equivalents	20,904	11,632

Increase (decrease) in cash and cash equivalents	(376,985)	213,242
Beginning cash and cash equivalents	949,995	552,826

Ending cash and cash equivalents	573,010	766,068
Short-term investments	1,251,659	399,258

Ending cash, cash equivalents and short-term investments	$1,824,669	$1,165,326

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED

	Nine Months Ended
	December 31,
(unaudited)
(In thousands, except share data)	2003	2002

Supplemental cash flow information:

Cash paid during the period for income taxes	$12,735	$5,358

Non-cash investing activities:

Change in unrealized appreciation (loss) on investments and marketable equity securities	$(3,464)	$3,075

Non-cash financing activities:

Conversion of 2,000,000 shares of Class B common stock for 412,908 shares of Class A common stock	$—	$9,353

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

On October 20, 2003, our Board of Directors authorized a two-for-one stock split of our Class A common stock which was distributed on November 17, 2003 in the form of a stock dividend for shareholders of record at the close of business on November 3, 2003. All issued and outstanding share and per share amounts related to the Class A common stock in the accompanying Condensed Consolidated Financial Statements and Notes thereto have been restated to reflect the stock split for all periods presented.

(2) FISCAL YEAR AND FISCAL QUARTER

Our fiscal year is reported on a 52/53-week period that ends on the final Saturday of March in each year. The results of operations for fiscal 2004 and 2003 contain 52 weeks. The results of operations for the fiscal quarters ended December 31, 2003 and December 31, 2002 each contain 13 weeks ending on December 27, 2003 and December 28, 2002, respectively. For simplicity of presentation, all fiscal periods are treated as ending on a calendar month end.

(3) STOCK

Tracking Stock

On March 22, 2000, our stockholders authorized the issuance of a new series of common stock, designated as Class B common stock (“Tracking Stock”), which was intended to reflect the performance of the EA.com business segment. As a result, our existing common stock was re-classified as Class A common stock and was intended to reflect the performance of our core business segment (see discussion in Note 8 of the Notes to Condensed Consolidated Financial Statements). With the authorization of the Tracking Stock, we transferred a portion of the consolidated assets, liabilities, revenue, expenses and cash flows to EA.com Inc., a wholly owned subsidiary of Electronic Arts Inc.

In March 2003, we consolidated the operations of the EA.com business segment into our core operations in order to increase efficiency, simplify our reporting structure and more directly integrate online activities into our core console and PC business. As a result, we have eliminated dual class reporting starting in fiscal 2004. The substantial majority of outstanding Class B options and warrants have been repurchased or converted to Class A shares and warrants.

Since March 2003, we have not issued, and we do not intend to issue, additional Class B common stock, stock options or warrants to purchase Class B common stock. No further options are available for grant under the Class B Equity Incentive Plan, and we are currently in the process of repurchasing remaining outstanding Class B shares acquired pursuant to the Class B Equity Incentive Plan.

Stock Based Compensation to Employees

We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We have adopted the disclosure-only provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123”.

Had compensation cost for our stock option plans and employee stock purchase plans been determined based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123, our reported net income and net earnings per share would have been the amounts indicated below. The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option-pricing model.

The following weighted-average assumptions are used for grants made under the stock plans:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Risk-free interest rate	2.5%	2.0%	2.3%	2.4%
Expected volatility	48.0%	68.0%	50.9%	69.4%
Expected life (in years)	3.12	2.90	3.08	2.90
Assumed dividends	None	None	None	None

Our calculations are based on a multiple-option valuation approach and forfeitures are recognized when they occur.

	Three Months Ended		Nine Months Ended
Consolidated	December 31,		December 31,

(In thousands)	2003	2002	2003	2002

Net income:
As reported	$392,296	$250,219	$487,252	$307,857
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(25,080)	(21,824)	(69,003)	(59,292)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	25	—	100	—

Proforma	$367,241	$228,395	$418,349	$248,565

Earnings per share:
Please see Class A common stock table below for earnings per share information

	Three Months Ended		Nine Months Ended
Class A common stock	December 31,		December 31,

(In thousands, except per share data)	2003	2002	2003	2002

Net income:
As reported — basic	$392,296	$253,694	$487,252	$317,495
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(25,080)	(22,094)	(69,003)	(59,824)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	25	—	100	—

Pro forma — basic	$367,241	$231,600	$418,349	$257,671

As reported — diluted	$392,296	$250,219	$487,252	$307,857
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(25,080)	(22,148)	(69,003)	(59,951)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	25	—	100	—

Pro forma — diluted	$367,241	$228,071	$418,349	$247,906

Earnings per share:
As reported — basic	$1.32	$0.89	$1.66	$1.13
Pro forma — basic	$1.23	$0.82	$1.42	$0.92
As reported — diluted	$1.26	$0.85	$1.59	$1.05
Pro forma — diluted	$1.19	$0.78	$1.38	$0.86

During the three and nine months ended December 31, 2003 and 2002, compensation expense for Class B stock option plans, based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123, would not have had a material impact on reported net income and net earnings per share.

At our Annual Meeting of Stockholders, held on July 31, 2003, the stockholders elected (i) to amend the 2000 Equity Incentive Plan to increase by 11,000,000 the number of shares of Class A common stock reserved for issuance under the Plan and (ii) to amend the 2000 Employee Stock Purchase Plan to increase by 300,000 the number of shares of Class A common stock reserved for issuance under the Plan.

(4) GOODWILL AND OTHER INTANGIBLE ASSETS, NET

In May 2003, we recorded an additional $1.2 million of goodwill as a result of our acquisition of Square Co., Ltd.’s 30 percent interest in Electronic Arts Square K.K. See Note 14 of the Notes to Condensed Consolidated Financial Statements for further discussion on this joint venture termination. Additionally, in October 2003, we recorded $0.9 million of goodwill as a result of our acquisition of Studio 33 (UK) Limited. Goodwill information is as follows (in thousands):

			Effects of
			Foreign
	Goodwill as of	Goodwill	Currency	Goodwill as of
	March 31, 2003	Acquired	Translation	December 31, 2003

Goodwill	$86,031	$2,088	$1,739	$89,858

Other intangibles assets, net, consisted of the following (in thousands):

	December 31, 2003

	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/Core Technology	$28,263	$(18,886)	$(9,377)	$—	$—
Tradename	35,169	(14,872)	(1,211)	—	19,086
Subscribers and Other Intangibles	8,694	(6,302)	(1,776)	(552)	64

Total	$72,126	$(40,060)	$(12,364)	$(552)	$19,150

	March 31, 2003

	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/Core Technology	$28,263	$(18,886)	$(9,377)	$—	$—
Tradename	35,169	(12,763)	(1,211)	—	21,195
Subscribers and Other Intangibles	8,694	(6,298)	(1,776)	(514)	106

Total	$72,126	$(37,947)	$(12,364)	$(514)	$21,301

Amortization expense for the three and nine months ended December 31, 2003 was $0.6 million and $2.1 million, respectively. Amortization expense for the three and nine months ended December 31, 2002 was $2.2 million and $6.7 million, respectively. Other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years.

As of December 31, 2003, future intangible asset amortization expense is estimated as follows (in thousands):

Fiscal Year Ended March 31,

2004 (remaining three months)					$622
2005					2,489
2006					2,489
2007					2,489
2008					2,489
Thereafter					8,572

Total					$19,150

(5) PREPAID ROYALTIES, NET

Royalty advances are classified as current and non-current assets based upon estimated net product sales for the following year. The current portion of prepaid royalties, included in Other current assets, and the long-term portion, included in Other assets, is as follows (in thousands):

	December 31,	March 31,
	2003	2003

Other current assets	$22,499	$25,371
Other assets	4,375	7,382

Prepaid royalties, net	$26,874	$32,753

(6) INVENTORIES, NET

Inventories, net, are stated at the lower of cost (first-in, first-out method) or market. Inventories, net, as of December 31, 2003 and March 31, 2003 consisted of (in thousands):

	December 31,	March 31,
	2003	2003

Raw materials and work in process	$6,368	$2,762
Finished goods	58,398	36,917

Inventories, net	$64,766	$39,679

(7) ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities as of December 31, 2003 and March 31, 2003 consisted of (in thousands):

	December 31,	March 31,
	2003	2003

Accrued income taxes	$249,141	$154,712
Other accrued expenses	190,395	111,878
Accrued compensation and benefits	111,619	109,687
Accrued royalties	119,515	77,681
Deferred revenue	12,095	10,589

Accrued and other liabilities	$682,765	$464,547

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

Our Chief Operating Decision Maker is considered to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about net revenue by geographic region and by product lines for purposes of making operating decisions and assessing financial performance.

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

In March 2003, we consolidated the operations of the EA.com business segment into our core business. We consider online functionality to be integral to our existing and future products. Accordingly, beginning April 1, 2003, we no longer manage our online products and services as a separate business segment, and have consolidated our reporting related to online products and services into our reporting for the overall development and publication of our core products for all reporting periods ending after that date. We believe that this better reflects the way in which the Chief Operating Decision Maker reviews and manages our business and reflects the importance of the online products and services relative to the rest of our business. Concurrently, we also eliminated separate reporting for Class B common stock for all reporting periods ending after April 1, 2003.

Information about our operations in North America and international geographies for the three and nine months ended December 31, 2003 and 2002 is presented below (in thousands):

			Asia
			Pacific
	North		(excluding
	America	Europe	Japan)	Japan	Total

Three months ended December 31, 2003
Net revenue from unaffiliated customers	$753,456	$658,322	$42,775	$20,770	$1,475,323
Interest income	6,231	863	33	—	7,127
Depreciation and amortization	21,293	7,409	269	97	29,068
Total assets	2,356,505	890,223	57,650	34,050	3,338,428
Capital expenditures	22,112	4,734	272	129	27,247
Long-lived assets	241,606	142,760	2,327	2,341	389,034

Three months ended December 31, 2002
Net revenue from unaffiliated customers	$695,630	$470,742	$38,208	$29,146	$1,233,726
Interest income	4,404	575	34	—	5,013
Depreciation and amortization	21,111	3,453	227	165	24,956
Total assets	1,750,576	626,301	50,398	33,750	2,461,025
Capital expenditures	8,550	1,894	470	170	11,084
Long-lived assets	279,067	137,973	2,035	2,562	421,637

Nine months ended December 31, 2003
Net revenue from unaffiliated customers	$1,310,481	$931,250	$74,863	$42,115	$2,358,709
Interest income	18,502	2,525	97	—	21,124
Depreciation and amortization	41,519	17,240	746	410	59,915
Capital expenditures	44,380	10,538	879	140	55,937

Nine months ended December 31, 2002
Net revenue from unaffiliated customers	$1,182,768	$713,926	$67,200	$55,220	$2,019,114
Interest income	12,688	1,368	128	1	14,185
Depreciation and amortization	62,410	10,771	689	459	74,329
Capital expenditures	26,383	7,021	732	334	34,470

Sales to Wal-mart Stores represented 12 and 13 percent of our total net revenue for the three and nine months ended December 31, 2003, respectively. Sales to Wal-mart Stores represented 10 and 12 percent of our total net revenue for the three and nine months ended December 31, 2002, respectively.

Information about our net revenue by product line for the three and nine months ended December 31, 2003 and 2002 is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

PlayStation® 2	$731,587	$459,407	$1,071,136	$752,717
PC	219,939	219,083	393,299	377,835
Xbox®	204,565	116,836	304,777	174,466
Nintendo GameCube™	103,804	111,103	149,511	153,897
Game Boy® Advance	57,194	68,102	63,362	73,919
Subscription Services	11,781	11,236	36,536	28,096
PlayStation®	13,344	53,066	26,657	90,495
Advertising, Programming, Licensing, and Other	10,804	37,424	27,067	66,932
Co-publishing and Distribution	122,305	157,469	286,364	300,757

Total net revenue	$1,475,323	$1,233,726	$2,358,709	$2,019,114

(9) COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income”, requires classification of other comprehensive income in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income primarily includes foreign currency translation adjustments and unrealized gains (losses) on investments.

The components of comprehensive income, net of tax, for the three and nine months ended December 31, 2003 and 2002 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net Income	$392,296	$250,219	$487,252	$307,857
Other comprehensive income:
Change in unrealized appreciation (loss) on investments, net of tax (benefit)/expense of $(358), $165, $(1,033), and $1,636, respectively	(938)	153	(2,442)	1,317
Adjustments for loss (gain) on investments realized in net income, net of tax (benefit)/expense of $3, $(693), $0, and $(252), respectively	7	(1,544)	—	374
Foreign currency translation adjustments	5,822	3,737	18,697	11,509

Total other comprehensive income	$4,891	$2,346	$16,255	$13,200

Total comprehensive income	$397,187	$252,565	$503,507	$321,057

(10) CHANGE IN PROJECTED EFFECTIVE TAX RATE

During the three months ended December 31, 2003, we changed our projected annual effective income tax rate for fiscal 2004 to 30 percent. We previously projected this rate to be 31 percent. This change is primarily attributable to a higher portion of our projected income being international taxable income, which is subject to lower statutory rates, than previously anticipated. As a result of the change to our projected effective tax rate for fiscal 2004, we recognized $7.0 million (or $0.02 per basic and diluted share) less income tax expense during the three months ended December 31, 2003 than we would have recognized had our projected annual effective tax rate remained at 31 percent.

(11) NET EARNINGS (LOSS) PER SHARE

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

	Three Months Ended		Nine Months Ended
	December 31, 2003		December 31, 2003

	Class A	Class A	Class A	Class A
	common	common	common	common
(In thousands, except per share amounts):	stock - basic	stock - diluted	stock - basic	stock - diluted

Net income	$392,296	$392,296	$487,252	$487,252

Shares used to compute net earnings per share:
Weighted-average common shares	297,787	297,787	294,001	294,001
Dilutive stock equivalents	—	13,676	—	12,736

Dilutive potential common shares	297,787	311,463	294,001	306,737

Net earnings per share:
Basic	$1.32	N/A	$1.66	N/A
Diluted	N/A	$1.26	N/A	$1.59

	Three Months Ended
	December 31, 2002

	Class A	Class A	Class B
	common	common	common
(In thousands, except per share amounts):	stock - basic	stock - diluted	stock

Net income (loss) before retained interest in EA.com	$279,179	$250,219	$(28,960)
Net loss related to retained interest in EA.com	(25,485)	—	25,485

Net income (loss)	$253,694	$250,219	$(3,475)

Shares used to compute net earnings (loss) per share:
Weighted-average common shares	283,777	283,777	4,051
Dilutive stock equivalents	—	12,273	—

Dilutive potential common shares	283,777	296,050	4,051

Net earnings (loss) per share:
Basic	$0.89	N/A	$(0.86)
Diluted	N/A	$0.85	$(0.86)

	Nine Months Ended
	December 31, 2002

	Class A	Class A	Class B
	common	common	common
(In thousands, except per share amounts):	stock - basic	stock - diluted	stock

Net income (loss) before retained interest in EA.com	$380,076	$307,857	$(72,219)
Net loss related to retained interest in EA.com	(62,581)	—	62,581

Net income (loss)	$317,495	$307,857	$(9,638)

Shares used to compute net earnings (loss) per share:
Weighted-average common shares	280,386	280,386	5,247
Dilutive stock equivalents	—	13,335	—

Dilutive potential common shares	280,386	293,721	5,247

Net earnings (loss) per share:
Basic	$1.13	N/A	$(1.84)
Diluted	N/A	$1.05	$(1.84)

Excluded from the above computation of weighted-average shares for Class A Diluted EPS for the three and nine months ended December 31, 2003, were options to purchase 3,084,000 and 1,971,000 shares, respectively, as the options’ exercise prices were greater than the average market price of the common shares during the respective periods. For the three and nine months ended December 31, 2003, the weighted-average exercise prices of these options were $49.03 and $46.79 per share, respectively.

Excluded from the above computation of weighted-average shares for Class A Diluted EPS for the three and nine months ended December 31, 2002, were options to purchase 551,000 and 2,665,000 shares, respectively, as the options’ exercise prices were greater than the average market price of the common shares during the respective periods. For the three and nine months ended December 31, 2002, the weighted-average exercise prices of these options were $33.09 and $31.77 per share, respectively.

For the three and nine months ended December 31, 2002, the Diluted EPS calculation for Class A common stock, presented above, included the potential dilution from the conversion of Class B common stock to Class A common stock in the event that the initial public offering for Class B common stock did not occur. Net income used for the calculation of Diluted EPS for Class A common stock was $250.2 million for the three months ended December 31, 2002 and $307.9 million for the nine months ended December 31, 2002. This net income included the remaining interest in EA.com, which was directly attributable to outstanding Class B common stock owned by third parties, and would have been included in the Class A common stock EPS calculation in the event that the initial public offering for Class B common stock did not occur. The remaining interest in EA.com was approximately 15 percent through August 2002, 12 percent through February 2003 and one percent through March 2003.

Due to the net loss attributable for the three and nine months ended December 31, 2002 on a diluted basis to Class B common stock, stock options have been excluded from the Diluted EPS calculation as their inclusion would have been antidilutive. Had net income been reported for the nine months ended December 31, 2002, an additional 297,000 shares would have been added to diluted potential common shares for Class B common stock.

(12) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

2003 Studio Restructuring

During the third quarter of fiscal 2003, we closed our office located in San Francisco, California and our studio located in Seattle, Washington. The office and studio closures were a result of a strategic decision to consolidate local development efforts in Redwood City, California and Vancouver, British Columbia, Canada. We recorded total pre-tax charges of $9.4 million, consisting of $7.3 million for consolidation of facilities, $1.5 million for the write-off of non-current assets and $0.6 million for workforce reductions. The facilities charge was net of a reduction in deferred rent of $0.5 million.

Additionally, during the fourth quarter of fiscal 2003, we approved a plan to consolidate the Los Angeles, California, Irvine, California and Las Vegas, Nevada, studios into one major game studio in Los Angeles. These measures were taken in order to maximize efficiencies and streamline the creative development process and operations of our studios. In connection with these consolidation activities, we recorded a total pre-tax restructuring charge of $5.1 million, including $1.6 million for the shutdown of facilities related to non-cancelable lease payments for permanently vacated properties and associated costs, $2.0 million for the write-off of abandoned equipment and leasehold improvements at facilities that were permanently vacated and $1.5 million for employee severance expenses related to involuntary terminations.

Online Restructurings

Fiscal 2003 Restructuring
In March 2003, we consolidated the operations of the EA.com business segment into our core business segment, and eliminated separate reporting for Class B common stock for all reporting periods after fiscal 2003. During the fourth quarter of fiscal 2003, we recorded restructuring charges of $67.0 million, consisting of $1.8 million for workforce reductions, $2.3 million for consolidation of facilities and other administrative charges, and $62.9 million for the impairment of non-current assets. The estimated costs for workforce reduction included severance charges for terminated employees, costs for certain outplacement service contracts and costs associated with the tender offer to retire employee Class B options. The consolidation of facilities resulted in the closure of EA.com’s Chicago, Illinois, and Charlottesville, Virginia facilities and an adjustment for the closure of EA.com’s San Diego, California studio in fiscal 2002.

The impairment charges on long-lived assets of $62.9 million included $24.9 million relating to customized internal-use software systems for the EA.com infrastructure, $25.6 million for other long-lived assets and $12.4 million of finite-lived intangibles relating to EA.com’s Kesmai and Pogo studios. The fair-value-based tests performed in accordance with our annual procedures did not indicate an impairment of the recorded goodwill at the EA.com reporting unit level.

Fiscal 2002 Restructuring
In October 2001, we announced a restructuring plan for the EA.com business segment. The restructuring initiatives involved strategic decisions to discontinue certain product offerings and focus only on key online priorities that aligned with our fiscal 2003 operational objectives. During fiscal 2002, we recorded restructuring charges of $20.3 million, consisting of $4.2 million for workforce reductions, $3.3 million for consolidation of facilities and other administrative charges, and $12.8 million for the write-off of non-current assets and facilities. The estimated costs for workforce reduction included severance charges for terminated employees and costs for certain outplacement service contracts. The consolidation of facilities resulted in the closure of EA.com’s San Diego, California, studio and consolidation of its San Francisco, California, and Charlottesville, Virginia, facilities.

Impairment charges on long-lived assets amounted to $12.8 million, including $11.2 million relating to abandoned technologies consisting of customized internal-use software systems for the EA.com infrastructure, $1.0 million of Kesmai intangibles associated with discontinued products and services and $0.6 million of goodwill charges relating to EA.com’s San Diego studio closure.

The following table summarizes the activity in the accrued studio and online restructuring account for the nine months ended December 31, 2003 (in thousands):

	Fiscal 2003		Fiscal 2002
	Restructuring Plan		Restructuring Plan

		Facilities -	Facilities -
	Workforce	related	related	Total

Accrued restructuring balance as of March 31, 2003	$1,692	$8,223	$840	$10,755
Adjustments	(71)	667	—	596
Charges utilized in cash	(1,440)	(2,940)	(155)	(4,535)

Accrued restructuring balance as of December 31, 2003	$181	$5,950	$685	$6,816

We expect the remaining accrued restructuring balance of $6.8 million to be fully utilized by December 31, 2006.

As of December 31, 2003, the estimated costs for consolidation of facilities included contractual rental commitments of $9.9 million under real estate leases for unutilized office space offset by $3.9 million of estimated future sub-lease income, costs to close or consolidate facilities, and costs to write off a portion of the assets from these facilities.

The restructuring accrual is included in other accrued expenses in Note 7 of the Notes to Condensed Consolidated Financial Statements.

(13) COMMITMENTS AND CONTINGENT LIABILITIES

Lease commitments

In July 2003, we entered into a lease agreement with an independent third party (the “Landlord”) for a studio facility in Los Angeles, California, which commenced in October 2003 and expires in September 2013 with two five-year options to extend the lease term. Additionally, we have options to purchase the property after five and ten years based on the fair market value of the property at the date of sale, a right of first offer to purchase the property upon terms offered by the landlord, and a right to share in the profits from a sale of the property. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. Existing campus facilities comprise a total of 243,000 square feet and provide space for research and development functions. The rental obligation under this agreement is $50.2 million over the initial ten-year term of the lease. We will take possession of the property over a period of 18 months as the facilities become available for use. The above commitment is offset by sublease income of $5.8 million for the sublet to an affiliate of the Landlord of 18,000 square feet of the Los Angeles facility, which commenced in October 2003 and expires in September 2013 with options of early termination by the affiliate after five years and by EA after four and five years.

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

In December 2000, we entered into a second build-to-suit lease with Keybank National Association for a five-year term from December 2000 to expand our headquarters facilities and develop adjacent property adding approximately 310,000 square feet to our campus. Construction was completed in June 2002. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities provide space for marketing, sales and research and development. We have an option to purchase the property for $127.0 million or, at the end of the lease, to arrange for (i) an extension of the lease or (ii) sale of the property to a third party while we retain an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $118.8 million if the sales price is less than this amount, subject to certain provisions of the lease.

We believe the estimated fair value of both properties under these operating leases are in excess of their respective guaranteed residual values at December 31, 2003.

(14) SQUARE JOINT VENTURE

In May 1998, we completed the formation of two new joint ventures in North America and Japan with Square Co., Ltd. (“Square”), a leading developer and publisher of entertainment software in Japan. In North America, the companies formed Square Electronic Arts, LLC (“Square EA”), which had exclusive publishing rights in North America for future interactive entertainment titles created by Square. Additionally, we had the exclusive right to distribute in North America products published by this joint venture. We contributed $3.0 million and owned a 30 percent minority interest in this joint venture while Square owned 70 percent. This joint venture was accounted for under the equity method. The joint venture agreements with Square expired as of March 31, 2003. Our distribution of Square products in North America terminated on June 30, 2003. On May 30, 2003, Square acquired our remaining 30 percent ownership interest in the joint venture for $8.5 million and the investment was removed from the Condensed Consolidated Balance Sheet.

In Japan, the companies established Electronic Arts Square K.K. (“EA Square KK”) in 1998, which localized and published in Japan EA’s properties originally created in North America and Europe, as well as developed and published original videogames in Japan. We contributed cash and had a 70 percent majority ownership interest, while Square contributed cash and owned 30 percent. Accordingly, the assets, liabilities and results of operations for EA Square KK were included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations since June 1, 1998, the date of formation. Square’s 30 percent interest in EA Square KK has been reflected as “Minority interest in consolidated joint venture” on our Condensed Consolidated Balance Sheet as of March 31, 2003, and Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2002.

In May 2003, we acquired Square’s 30 percent ownership interest in EA Square KK for approximately $2.5 million in cash. As a result of the acquisition, EA Square KK has become our wholly owned subsidiary and has been renamed Electronic Arts K.K. The acquisition was accounted for as a step acquisition purchase and the excess purchase price over fair value of the net tangible assets acquired, $1.2 million, was allocated to goodwill.

(15) AMERICA ONLINE, INC. (“AOL”) AGREEMENT

In November 1999, Electronic Arts Inc., EA.com and AOL entered into a five-year $81.0 million carriage fee agreement (the “Prior Agreement”) which gave EA.com the exclusive right to provide online games and interactive entertainment content on the “Games” channels/areas of certain AOL online services and gain access to and sell our products to AOL subscribers and to users of AOL properties. This agreement provided for carriage fees, advertising commitments, advertising revenue sharing and other fees.

During the three months ended June 30, 2003, the Prior Agreement was terminated and we entered into a new two-year agreement (the “New Agreement”) under which we will continue to provide current online game content services, and launch new online game content and services, on the “Games” channels/areas of certain AOL online services in exchange for a programming fee from AOL.

Below is a discussion of the Prior Agreement and the changes in our relationship with AOL that are reflected in the New Agreement.

Carriage Fee

The Prior Agreement provided for total payments of $81.0 million in carriage fees to AOL over the term of the Prior Agreement. Of this amount, $36.0 million was paid upon signing the Prior Agreement with the remainder due in four equal annual installments of $11.25 million beginning with the first anniversary of the initial payment. We made carriage payments to AOL of $11.25 million in each of the fiscal years 2003, 2002 and 2001. Due to the termination of the Prior Agreement in June 2003, we are no longer required to make the last $11.25 million carriage payment. There was no carriage fee expense for the three and nine months ended December 31, 2003. Carriage fee expense for the three and nine months ended December 31, 2002 was $4.5 million and $13.4 million, respectively.

Carriage fee amounts paid under the Prior Agreement were capitalized as a prepaid asset as payments were made to AOL. Until April 1, 2003, the total carriage fee of $81.0 million that was provided for in the Prior Agreement was being expensed using the straight-line method over the remaining life of the Prior Agreement subsequent to EA.com’s site launch in October 2000. As the carriage fee was expensed, we applied the portion that had been paid against the prepaid asset and recorded the remaining amount as a liability. Amortization expense was classified as “Marketing and sales” expense in our Condensed Consolidated Statements of Operations. The prepaid asset and liability balances were classified as “Other assets” and “Accrued and other liabilities”, respectively, on our Condensed Consolidated Balance Sheets.

Under the New Agreement, in July 2003, AOL refunded $18.0 million in carriage fees that we had previously paid to AOL under the Prior Agreement. This refund was applied against the prepaid balance and the remaining asset, $6.4 million, is being amortized over the term of the New Agreement as a reduction to revenue.

Programming Fee

The New Agreement provides for AOL payments to us of $27.5 million over the two-year term of the New Agreement as a programming fee. Of the total $27.5 million, $20.8 million pertains to existing online games content and services that we currently provide on the “Games” channels/areas of the AOL properties, and is being recognized as revenue ratably over the term of the New Agreement. The remaining $6.7 million pertains to new online games content and services to be delivered during the term of the New Agreement. This portion of the programming fee will be recognized as revenue as the required new content and services are delivered. During the three and nine months ended December 31, 2003, $2.6 million and $7.5 million have been recognized as programming fee revenue, respectively.

Advertising Commitment

Under the Prior Agreement, we also made a commitment to spend $15.0 million in offline media advertisements prior to March 31, 2005 consisting of:

•	$10.0 million on television, radio, print and outdoor advertising promoting the availability of EA.com games on certain AOL online services; and

•	$5.0 million ($1.0 million per year over the five year agreement) on television, radio, print and outdoor advertising promoting the availability of a specific category of EA.com games (so-called “parlor games”) on certain AOL online services.

Under the Prior Agreement, we were free to purchase this advertising from any television, radio, print or outdoor media property that we chose, not necessarily from any AOL-affiliated media property. We did not purchase any advertisements from AOL, though we purchased some qualifying advertising from AOL affiliates. Through March 31, 2003, we expensed the advertising as it was incurred. These costs were classified as “Marketing and sales” expense in our Condensed Consolidated Statements of Operations. As of March 31, 2003, we had spent approximately $4.3 million against this commitment.

Upon the termination of the Prior Agreement, this advertising commitment was extinguished, and there is no similar commitment provided for in the New Agreement.

Advertising Revenue and Revenue Sharing

Advertising revenue is derived principally from the sale of banner and in-game advertisements. Banner and in-game advertising is typically generated from contracts in which either we or AOL provide a minimum number of impressions over the term of the agreed-upon commitment. Revenue is recognized as the impressions are delivered, provided that no significant obligations remain and collection of the related receivable is probable. Under the Prior Agreement, advertising revenue generated on the AOL Games Channel was recorded net of the applicable revenue share owed to AOL.

The Prior Agreement required that AOL pay us 50 percent of all revenue collected by AOL from the sale of advertisements on our online games sites, until advertising revenue reached $16.0 million in a year (measured from October 1 through the following September 30). Thereafter, the Prior Agreement provided that AOL would pay us 70 percent of all advertising revenue collected by AOL from the sale of advertisements on our game sites. Under the New Agreement, AOL is entitled to retain all advertising revenue they collect from the sale of advertisements on our games sites on the AOL properties, until net advertising revenue reaches $20.0 million in the twelve months ended March 31, 2004, and until net advertising revenue reaches $35.0 million for the remainder of the term of the New Agreement. After advertising revenue exceeds these thresholds, AOL is required to pay us 50 percent of the additional net advertising revenue.

Other Fee Arrangements

Under the Prior Agreement, we were also required to pay AOL a percentage of our subscription, e-commerce and anchor tenancy revenue that exceeded certain amounts. These costs were expensed as incurred and were classified as “Cost of goods sold” in our Condensed Consolidated Statements of Operations. We do not net these costs against revenue because we maintain responsibility for providing e-commerce products and subscription services directly to the consumer and retain the primary inventory risk for our products and games service.

Under the New Agreement, we are required to pay AOL a percentage of revenue derived from game service subscriptions, e-commerce, downloadable games and prize games that we makes available on the AOL online services. We account for these amounts in a similar manner as described above.

(16) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) are owned by equity investors who lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. With regard to VIEs already in existence prior to February 1, 2003, the implementation of FIN 46 has been delayed and currently applies to the first fiscal year or interim period beginning after December 15, 2003. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date (i) we will be the primary beneficiary of an existing VIE that will require consolidation, or (ii) we will hold a significant variable interest in, or have significant involvement with, an existing VIE. We do not believe that we have any entities that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In January 2003, the Emerging Issues Task Force reached consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables requires that such deliverables be accounted for separately. EITF 00-21 allows for prospective adoption for arrangements entered into after June 15, 2003 or adoption via a cumulative effect of a change in accounting principal. We adopted EITF 00-21 in the quarter ended June 30, 2003; however, it did not have a material impact on our consolidated financial position or results of operations.

In November 2003, the Emerging Issues Task Force reached consensus on paragraph 18 of Issue No. 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-01 requires that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. We adopted EITF 03-01 in the quarter ended December 31, 2003; however, it did not have a material impact on the disclosures in our Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “intends”, “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and management’s expectations, and are inherently uncertain and difficult to predict. Our actual results could differ materially from management’s expectations due to such risks. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed in this report below under the heading “Risk Factors”, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 as filed with the Securities and Exchange Commission (“SEC”) on June 10, 2003 and in other documents we have filed with the SEC.

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

Sales allowances and bad debt reserves

We principally derive revenue from sales of packaged interactive software games designed for play on videogame platforms (such as the PlayStation 2, Xbox and Nintendo GameCube), PCs and hand-held game machines (such as the Nintendo Game Boy Advance). Product revenue is recognized net of sales allowances. We also have stock-balancing programs for our PC products, which allow for the exchange of PC products by resellers under certain circumstances. We may decide to provide price protection for both our personal computer and videogame system products. In making this determination, we evaluate inventory remaining in the channel, the rate of inventory sell-through in the channel, and our remaining inventory on hand. It is our general practice to exchange products or give credits, rather than give cash refunds.

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

Valuation of long-lived assets

We evaluate both purchased intangible assets and other long-lived assets in order to determine if events or changes in circumstances indicate a potential impairment in value exists. This evaluation requires us to estimate, among other things, the remaining useful lives of the assets and future cash flows of the business. These evaluations and estimates require the use of judgment. Our actual results could differ materially from our current estimates.

Under current accounting standards, we make judgments about the remaining useful lives of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate a potential impairment in the remaining value of the assets recorded on our balance sheet. In order to determine if a potential impairment has occurred, management makes various assumptions about the future value of the asset by evaluating future business prospects and estimated cash flows. Our future net cash flows are primarily dependent on the sale of products for play on proprietary videogame consoles, hand-held game machines and PCs (“platforms”). The success of our products is affected by our ability to accurately predict which platforms and which products we develop will be successful. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Due to product sales shortfalls, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge being recorded in the future. During the nine months ended December 31, 2003 we did not record impairment charges on long-lived assets. During the nine months ended December 31, 2002, we recorded $1.4 million of impairment charges on long-lived assets.

Income taxes

In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. As part of the process of preparing our Condensed Consolidated Financial Statements for each fiscal period, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as the determination of deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction. To determine our projected tax rate each quarter, we are required to make a projection of several items, including our projected mix of full-year income in each jurisdiction in which we operate and the related income tax expense in each jurisdiction. The estimated effective tax rate is also adjusted for taxes related to significant unusual items. Changes in our valuation allowance, geographic mix, applicable tax laws and regulations, or estimated level of annual pre-tax income can also affect the overall effective tax rate. Finally, we are frequently audited by domestic and foreign taxing authorities. Developments in these audits are reflected in the effective tax rate as appropriate.

RESULTS OF OPERATIONS

Revenue

We principally derive revenue from sales of packaged interactive software games designed for play on videogame platforms, PCs and handheld devices. We also derive revenue from selling subscriptions to some of our online games, selling advertisements on our online web pages, receiving programming fees for integrated online content and by allowing other companies to manufacture and sell our products in conjunction with other products.

Geographically, our net revenue for the three and nine months ended December 31, 2003 and 2002 is presented below (in thousands):

Net Revenue for the Three	December 31,	December 31,	Increase/
Months Ended	2003	2002	(Decrease)	% Change

North America	$753,456	$695,630	$57,826	8%

Europe	658,322	470,742	187,580	40%
Asia Pacific	42,775	38,208	4,567	12%
Japan	20,770	29,146	(8,376)	(29%)

International	721,867	538,096	183,771	34%

Consolidated Net Revenue	$1,475,323	$1,233,726	$241,597	20%

Net Revenue for the Nine	December 31,	December 31,	Increase/
Months Ended	2003	2002	(Decrease)	% Change

North America	$1,310,481	$1,182,768	$127,713	11%

Europe	931,250	713,926	217,324	30%
Asia Pacific	74,863	67,200	7,663	11%
Japan	42,115	55,220	(13,105)	(24%)

International	1,048,228	836,346	211,882	25%

Consolidated Net Revenue	$2,358,709	$2,019,114	$339,595	17%

Net Revenue

Net revenue for the three and nine months ended December 31, 2003 increased by 20 and 17 percent, respectively, compared to the three and nine months ended December 31, 2002. A significant percentage of our business is transacted in foreign currencies which can have a material impact on our results of operations. For example, the average exchange rate for the Euro during the three and nine months ended December 31, 2003, increased approximately 19 percent, as compared with the corresponding periods of the prior year. We estimate that foreign exchange rates (primarily the Euro and the Pound Sterling) strengthened reported net revenue by approximately $83 million, or 7 percent, in the three months ended December 31, 2003, and approximately $119 million, or 6 percent, in the nine months ended December 31, 2003. The overall increase in net revenue can also be attributed to (1) strong sales of our PlayStation 2 and Xbox products, which we believe was driven by an increase in the installed base on these consoles and (2) an 11 percent increase in the number of titles released on these platforms during the nine month period ended December 31, 2003, compared to the nine month period ended December 31, 2002. These increases were partially offset by (1) declines in net revenue from PlayStation products as we transition away from that platform, (2) declines in advertising revenue related to the revised terms of our renegotiated relationship with AOL during the three months ended June 30, 2003, and (3) declines in co-publishing and distribution net revenue primarily due to the termination of our Square EA joint venture during the three months ended June 30, 2003.

North America

For the three and nine months ended December 31, 2003, net revenue from sales in North America increased by 8 and 11 percent, respectively, compared to the three and nine months ended December 31, 2002. Net revenue increased from sales of products on the PlayStation 2 and Xbox platforms by $158.7 million and $251.9 million for the three and nine months, ended December 31, 2003, respectively, but these increases were partially offset by decreases across other platforms.

The net revenue increases in the three and nine months ended December 31, 2003 were primarily driven by sales of products released in the three months ended December 31, 2003 in the Need for Speed, Medal of Honor, The Sims, SSX and Lord of the Rings franchises, which were greater than sales of last year’s products in each of those franchises. Higher sales in these franchises resulted in increases in net revenue of $211.0 and $166.5 million for the three and nine months ended December 31, 2003, respectively, compared to the three and nine months ended December 31, 2002. Continued strong performance from our Madden NFL, Tiger Woods, NBA Street and Def Jam franchises, which had products released in the first six months of fiscal 2004, increased net revenue by $24.3 and $158.0 million in the three and nine months ended December 31, 2003, respectively.

This increase in net revenue was partially offset by:

•	Decreased net revenue from our Bond franchise as a result of the scheduled release of James Bond 007™:Everything or Nothing™ (on all platforms except the Game Boy Advance) in the fourth quarter of fiscal 2004, compared to the strong prior-year sales of James Bond 007: NIGHTFIRE, which was released in the third quarter of fiscal 2003.

•	Decreased net revenue from our Harry Potter franchise, as the current release, Harry Potter™: Quidditch™ World Cup, had no associated movie release, while last year’s product, Harry Potter and the Chamber of Secrets, was released in conjunction with the blockbuster movie of the same title.

•	A decrease in co-publishing and distribution net revenue, due in large part to strong prior-year sales in the three and nine months ended December 31, 2002 of Kingdom Hearts (from our Square EA joint venture which was terminated in the three months ended June 30, 2003) and Ty the Tazmanian Tiger, partially offset by the current fiscal year release of Freedom Fighters.

Together, these decreases accounted for $180.7 and $207.8 million for the three and nine months ended December 31, 2003, respectively, compared to the three and nine months ended December 31, 2002.

International

Europe

For the three and nine months ended December 31, 2003, net revenue from sales in Europe increased by 40 and 30 percent, respectively, compared to the three and nine months ended December 31, 2002. We estimate foreign exchange rates strengthened reported European net revenue by approximately $73 million or 16 percent for the three months ended December 31, 2003 and approximately $105 million or 14 percent for the nine months ended December 31, 2003. Net revenue from products on the PlayStation 2, Xbox and PC platforms increased by $211.6 and $216.6 million for the three and nine months ended December 31, 2003, respectively, partially offset by a decrease in PlayStation and other net revenue of $24.4 and $32.4 million, respectively, compared to the three and nine months ended December 31, 2002.

The net revenue increases in the three and nine months ended December 31, 2003 were led by sales of products released in the three months ended December 31, 2003 in the Medal of Honor, Need for Speed, FIFA, The Sims, Lord of the Rings, SSX and Football Manager franchises. Higher sales in these franchises resulted in increases in net revenue of $264.9 and $271.5 million, respectively, for the three and nine months ended December 31, 2003, as compared to the three and nine months ended December 31, 2002. Continued strong performance from our fiscal 2004 second quarter releases in the Tiger Woods and Command & Conquer franchises increased net revenue by $11.6 and $22.6 million for the three and nine months ended December 31, 2003, respectively. In addition, co-publishing and distribution net revenue increased by $1.7 and $34.5 million for the three and nine months ended December 31, 2003, respectively, primarily due to Freedom Fighters, Looney Tunes Back in Action and other European co-publishing and distribution products.

The increase in net revenue was partially offset by:

•	Decreased net revenue from our Bond franchise, as a result of the scheduled release of James Bond 007:Everything or Nothing (on all platforms except the Game Boy Advance) in the fourth quarter of fiscal 2004, compared to the strong prior-year sales of James Bond 007: NIGHTFIRE, which was released in the third quarter of fiscal 2003.

•	Decreased net revenue from our Harry Potter franchise, as the current product, Harry Potter: Quidditch World Cup, had no associated movie release, while last year’s release, Harry Potter and the Chamber of Secrets, was released in conjunction with the blockbuster movie of the same title.

•	An expected decrease in sales of our World Cup franchise due to strong sales in the nine months ended December 31, 2002 in conjunction with the World Cup event and no similar event in the nine months ended December 31, 2003.

Together, these decreases accounted for $98.2 and $127.6 million, respectively, for the three and nine months ended December 31, 2003, compared to the three and nine months ended December 31, 2002.

Asia Pacific

For the three and nine months ended December 31, 2003, net revenue from sales in the Asia Pacific region, excluding Japan, increased by 12 percent and 11 percent, respectively compared to the three and nine months ended December 31, 2002. We estimate foreign exchange rates strengthened reported Asia Pacific net revenue by approximately $8 million or 20 percent, for the three months ended December 31, 2003 and approximately $12 million or 17 percent, for the nine months ended December 31, 2003. Excluding the effect of foreign exchange rates, Asia Pacific net revenue decreased by approximately $3.1 million or 8 percent and $3.9 million or 6 percent, respectively, from the three and nine months ended December 31, 2003. Net revenue increased from sales of products on the PlayStation 2 and Xbox platforms by $8.9 and $11.7 million, for the three and nine months ended December 31, 2003, respectively, but was partially offset by decreases across other platforms. The top three titles were Medal of Honor Rising Sun, Need for Speed Underground and The Lord of the Rings; The Return of the King, partially offset by declines in the Bond and Harry Potter franchises.

Japan

For the three and nine months ended December 31, 2003, net revenue from sales in Japan decreased by 29 and 24 percent, respectively compared to the three and nine months ended December 31, 2002. We estimate foreign exchange rates strengthened reported net revenue in Japan by approximately $2 million or 8 percent, and approximately $3 million or 6 percent, respectively, for the three and nine months ended December 31, 2003, compared to the three and nine months ended December 31, 2002. Net revenue from products on the PlayStation 2 and Xbox platforms decreased by $1.6 and $8.9 million, respectively, from the three and nine months ended December 31, 2002, primarily due to declines in the FIFA, Harry Potter and World Cup franchises.

Net Revenue by Product Line

Our worldwide net revenue by product line for the three and nine months ended December 31, 2003 and 2002 is summarized below (in thousands):

Net Revenue for the Three	December 31,	December 31,	Increase/
Months Ended	2003	2002	(Decrease)	% Change

PlayStation 2	$731,587	$459,407	$272,180	59.2%
PC	219,939	219,083	856	0.4%
Xbox	204,565	116,836	87,729	75.1%
Nintendo GameCube	103,804	111,103	(7,299)	(6.6%)
Game Boy Advance	57,194	68,102	(10,908)	(16.0%)
Subscription Services	11,781	11,236	545	4.9%
PlayStation	13,344	53,066	(39,722)	(74.9%)
Advertising, Programming, Licensing, and Other	10,804	37,424	(26,620)	(71.1%)

	1,353,018	1,076,257	276,761	25.7%
Co-publishing and Distribution	122,305	157,469	(35,164)	(22.3%)

Total Net Revenue	$1,475,323	$1,233,726	$241,597	19.6%

Net Revenue for the Nine	December 31,	December 31,	Increase/
Months Ended	2003	2002	(Decrease)	% Change

PlayStation 2	$1,071,136	$752,717	$318,419	42.3%
PC	393,299	377,835	15,464	4.1%
Xbox	304,777	174,466	130,311	74.7%
Nintendo GameCube	149,511	153,897	(4,386)	(2.8%)
Game Boy Advance	63,362	73,919	(10,557)	(14.3%)
Subscription Services	36,536	28,096	8,440	30.0%
PlayStation	26,657	90,495	(63,838)	(70.5%)
Advertising, Programming, Licensing, and Other	27,067	66,932	(39,865)	(59.6%)

	2,072,345	1,718,357	353,988	20.6%
Co-publishing and Distribution	286,364	300,757	(14,393)	(4.8%)

Total Net Revenue	$2,358,709	$2,019,114	$339,595	16.8%

PlayStation 2 Net Revenue (In thousands)

	December 31,	% of net	December 31,	% of net
	2003	revenue	2002	revenue	% Change

Three months ended	$731,587	49.6%	$459,407	37.2%	59.2%
Nine months ended	$1,071,136	45.4%	$752,717	37.3%	42.3%

For the three months ended December 31, 2003, net revenue from PlayStation 2 products increased by 59 percent to $731.6 million versus $459.4 million for the three months ended December 31, 2002. The increase was primarily due to strong sales of Medal of Honor, Need for Speed, The Sims and FIFA franchise products in the quarter ended December 31, 2003, as a result of current quarter releases of Medal of Honor Rising Sun, Need for Speed Underground and FIFA Soccer 2004. These increases were partially offset by decreases in net revenue from sales of our Bond and Harry Potter franchise products. Eleven titles were released on the PlayStation 2 platform in the three months ended December 31, 2003 versus nine in the same period in the prior fiscal year.

For the nine months ended December 31, 2003, net revenue from PlayStation 2 products increased by 42 percent to $1,071.1 million versus $752.7 million for the nine months ended December 31, 2002. The increase was primarily due to current fiscal year sales of hit titles Madden NFL 2004, Need for Speed Underground, FIFA Soccer 2004, and franchise products including The Sims, SSX and NBA Street. These increases were partially offset by decreases in net revenue from sales of our Bond and Harry Potter franchise products. Twenty titles were released on the PlayStation 2 platform in the nine months ended December 31, 2003 versus 17 in the same period in the prior fiscal year.

Personal Computer Net Revenue (In thousands)

	December 31,	% of net	December 31,	% of net
	2003	revenue	2002	revenue	% Change

Three months ended	$219,939	14.9%	$219,083	17.8%	0.4%
Nine months ended	$393,299	16.7%	$377,835	18.7%	4.1%

For the three months ended December 31, 2003, net revenue from products for the PC remained relatively flat, increasing by 0.4 percent to $219.9 million versus $219.1 million in the three months ended December 31, 2002. The slight increase is primarily attributable to sales of our Lord of the Rings and Command & Conquer franchise products, specifically The Lord of the Rings; The Return of the King, Command & Conquer Generals Zero Hour and Command & Conquer Generals. These increases were substantially offset by lower net revenue from sales of our Harry Potter franchise products.

For the nine months ended December 31, 2003, net revenue from products for the PC increased by 4 percent to $393.3 million versus $377.8 million in the nine months ended December 31, 2002. The increase was primarily due to stronger current year net revenue from sales of our Command & Conquer and Lord of the Rings franchise products, partially offset by lower net revenue from the sales of our Harry Potter franchise products. Significant current fiscal year releases include Command & Conquer Generals Zero Hour, Command & Conquer Generals and The Lord of the Rings; The Return of the King. In addition, prior fiscal year releases continued to generate strong sales, particularly The Sims Deluxe and The Sims Unleashed. Nineteen titles were released on the PC platform in the nine months ended December 31, 2003 versus 14 titles released in the same period of the prior fiscal year.

Xbox Net Revenue (In thousands)

	December 31,	% of net	December 31,	% of net
	2003	revenue	2002	revenue	% Change

Three months ended	$204,565	13.9%	$116,836	9.5%	75.1%
Nine months ended	$304,777	12.9%	$174,466	8.6%	74.7%

For the three months ended December 31, 2003, net revenue of Xbox products increased by 75 percent to $204.6 million versus $116.8 million in the three months ended December 31, 2002. The increase was primarily due to the sales of our Need for Speed, Medal of Honor, Lord of the Rings and The Sims franchise products. Significant titles released in the current quarter included Need for Speed Underground, Medal of Honor Rising Sun and The Lord of the Rings; The Return of the King. These increases were partially offset by decreases in net revenue from sales of our Bond franchise products. Eleven titles were released in the three months ended December 31, 2003 versus eight in the same period in the prior fiscal year.

For the nine months ended December 31, 2003, net revenue of Xbox products increased by 75 percent to $304.8 million versus $174.5 million in the nine months ended December 31, 2002. The increase was primarily due to strong sales of our Lord of the Rings, Need for Speed, The Sims, Medal of Honor and Madden NFL franchise products. Significant titles released in the current fiscal year included Madden NFL 2004, Need for Speed Underground, Medal of Honor Rising Sun and The Lord of the Rings; The Return of the King. These increases were partially offset by decreases in net revenue from sales of our Bond franchise products. Eighteen titles were released on the Xbox platform in the nine months ended December 31, 2003 versus 13 in the same period in the prior fiscal year.

Nintendo GameCube Net Revenue (In thousands)

	December 31,	% of net	December 31,	% of net
	2003	revenue	2002	revenue	% Change

Three months ended	$103,804	7.0%	$111,103	9.0%	(6.6%)
Nine months ended	$149,511	6.3%	$153,897	7.6%	(2.8%)

For the three months ended December 31, 2003, net revenue from Nintendo GameCube products decreased by 7 percent to $103.8 million versus $111.1 million for the three months ended December 31, 2002. The decrease was primarily due to lower sales of our franchise products including Bond, Harry Potter and Madden NFL, partially offset by increased franchise sales of Lord of the Rings, The Sims and SSX.

For the nine months ended December 31, 2003, net revenue from Nintendo GameCube products decreased by 3 percent to $149.5 million versus $153.9 million for the nine months ended December 31, 2002. The slight decrease was attributable to lower sales of our Bond and Harry Potter franchise products in the current fiscal year, partially offset by increased sales of our Lord of the Rings, The Sims and Def Jam franchise products. Sixteen titles were released on the Nintendo GameCube platform in the nine months ended December 31, 2003 versus 15 in the same period in the prior fiscal year.

Game Boy Advance Net Revenue (In thousands)

	December 31,	% of net	December 31,	% of net
	2003	revenue	2002	revenue	% Change

Three months ended	$57,194	3.9%	$68,102	5.5%	(16.0%)
Nine months ended	$63,362	2.7%	$73,919	3.7%	(14.3%)

For the three and nine months ended December 31, 2003, net revenue from our Game Boy Advance products was $57.2 million and $63.4 million, respectively, compared to $68.1 million and $73.9 million, respectively, for the three and nine months ended December 31, 2002. This represented a 16 and 14 percent decrease for the three and nine months ended December 31, 2003, respectively. Net revenue from Game Boy Advance products decreased primarily due to strong sales of Harry Potter and the Chamber of Secrets in the three and nine months ended December 31, 2002. This was partially offset by current year releases including Harry Potter: Quidditch World Cup, The Sims Bustin’ Out, James Bond 007: Everything or Nothing and Medal of Honor Infiltrator.

Subscription Services Net Revenue (In thousands)

	December 31,	% of net	December 31,	% of net
	2003	revenue	2002	revenue	% Change

Three months ended	$11,781	0.8%	$11,236	0.9%	4.9%
Nine months ended	$36,536	1.5%	$28,096	1.4%	30.0%

For the three and nine months ended December 31, 2003, net revenue from subscription fees for our online games was $11.8 million and $36.5 million, respectively, compared to $11.2 million and $28.1 million, respectively, for the three and nine months ended December 31, 2002. This represented a 5 and 30 percent increase for the three and nine months ended December 31, 2003, respectively. Subscription services net revenue increased primarily due to a higher number of users for The Sims Online (launched in December 2002) compared to the same periods a year ago, Club Pogo (launched in July 2003) and Pogo Downloadables (launched in May 2003), partially offset by a decrease in subscription net revenue from Motor City Online (which was discontinued in August 2003). In addition, a portion of the increase for the nine months ended December 31, 2003 was attributable to Earth & Beyond™, which was launched in September 2002.

PlayStation Net Revenue (In thousands)

	December 31,	% of net	December 31,	% of net
	2003	revenue	2002	revenue	% Change

Three months ended	$13,344	0.9%	$53,066	4.3%	(74.9%)
Nine months ended	$26,657	1.1%	$90,495	4.5%	(70.5%)

For the three and nine months ended December 31, 2003, net revenue from PlayStation products was $13.3 million and $26.7 million, respectively, compared to $53.1 million and $90.5 million, respectively, for the three and nine months ended December 31, 2002. This represented a 75 and 71 percent decrease for the three and nine months ended December 31, 2003, respectively. As we expected, the decrease in net revenue was attributable to the market transition to newer generation console systems. Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of current PlayStation products to continue to decline throughout the remainder of fiscal 2004. We released one and three new titles on the PlayStation platform in the three and nine months ended December 31, 2003, respectively, versus three and six titles in the three and nine months ended December 31, 2002, respectively.

Advertising, Programming, Licensing and Other Net Revenue (In thousands)

	December 31,	% of net	December 31,	% of net
	2003	revenue	2002	revenue	% Change

Three months ended	$10,804	0.7%	$37,424	3.0%	(71.1%)
Nine months ended	$27,067	1.1%	$66,932	3.3%	(59.6%)

For the three and nine months ended December 31, 2003, net revenue from advertising, programming, licensing and other was $10.8 million and $27.1 million, respectively, compared to $37.4 million and $66.9 million, respectively, for the three and nine months ended December 31, 2002. This represented a 71 and 60 percent decrease, for the three and nine months ended December 31, 2003, respectively. Advertising net revenue decreased primarily due to the revised terms of our renegotiated relationship with AOL during the three months ended June 30, 2003. In addition, the decrease in other net revenue was primarily due to the net revenue decrease from our Harry Potter franchise products on the Game Boy Color platform in the three and nine months ended December 31, 2003 versus the same periods in the prior fiscal year. No titles were released on the Game Boy Color platform in the nine months ended December 31, 2003 versus one title released in the nine months ended December 31, 2002.

Co-publishing and Distribution Net Revenue (In thousands)

	December 31,	% of net	December 31,	% of net
	2003	revenue	2002	revenue	% Change

Three months ended	$122,305	8.3%	$157,469	12.8%	(22.3%)
Nine months ended	$286,364	12.1%	$300,757	14.9%	(4.8%)

For the three months ended December 31, 2003, net revenue from co-publishing products and distribution products decreased 22 percent to $122.3 million compared to $157.5 million in the three months ended December 31, 2002. This decrease was primarily due to strong sales in the three months ended December 31, 2002, of Kingdom Hearts and Ty the Tazmanian Tiger partially offset by sales of Freedom Fighter in the three months ended December 31, 2003.

For the nine months ended December 31, 2003, net revenue from co-publishing products and distribution products decreased 5 percent to $286.4 million compared to $300.8 million in the nine months ended December 31, 2002. The slight decrease was primarily due to strong sales in the nine months ended December 31, 2002, of Kingdom Hearts and Ty the Tazmanian Tiger partially offset by current year titles sales of Freedom Fighters, Looney Tunes: Back in Action and the Battlefield franchise products.

Cost of Goods Sold (In thousands)

Cost of goods sold for our disk-based and cartridge-based products consists of (1) actual product costs, (2) royalties expense for celebrities, professional sports and other organizations and independent software developers, (3) manufacturing royalties, net of volume discounts, (4) expense for defective products, (5) write-off of post-launch prepaid royalty costs, and (6) operations expense. Cost of goods sold for our online product subscription business consists primarily of data center and bandwidth costs associated with hosting our websites, credit card fees and royalties for use of third party properties. Cost of goods sold for our website advertising business consists primarily of ad serving costs.

	December 31,	% of net	December 31,	% of net
	2003	revenue	2002	revenue	% Change

Three months ended	$513,255	34.8%	$565,111	45.8%	(9.2%)
Nine months ended	$876,980	37.2%	$908,432	45.0%	(3.5%)

For the three months ended December 31, 2003, cost of goods sold as a percentage of net revenue decreased by 11.0 percentage points to 34.8 percent from 45.8 percent for the three months ended December 31, 2002. In the three months ended December 31, 2002, we had significant sales from Harry Potter and the Chamber of Secrets and James Bond 007: NIGHTFIRE titles across multiple platforms, which included PlayStation 2, Nintendo GameCube, Xbox and PC. These two titles had significantly higher license royalty rates than the highest net revenue generating titles in the three months ended December 31, 2003. We also had lower development royalties due to a higher mix of titles that were developed internally versus externally. We estimate that lower development royalties increased gross margin by 2 percentage points, which was spread across multiple platforms including PlayStation 2, Nintendo GameCube, Xbox and PC. The decrease in development royalties classified in costs of goods sold was offset by an increase in internal development costs classified in research and development. By platform, the decrease in costs of goods sold is primarily due to:

•	Higher gross margins for PlayStation 2 products contributing 4.4 percentage points to total gross margin. The increase in gross margins was due to lower royalties noted in the paragraph above. In addition, Need for Speed Underground had a lower royalty rate in the three months ended December 31, 2003 than Need for Speed Hot Pursuit 2 in the three months ended December 31, 2002.

•	Higher Nintendo GameCube gross margins contributing 1.4 percentage points to total gross margin. This increase in gross margin was due to the lower royalties noted in the paragraph above and pricing discounts from Nintendo on titles released in the nine months ended December 31, 2003.

•	Higher Xbox gross margins contributing a 1.2 percentage point to total gross margin. The increase in gross margin was due to the lower royalties noted in the above paragraph and a volume discount received from Microsoft for the Medal of Honor Rising Sun product in the three months ended December 31, 2003.

•	Higher PC gross margins contributing a 0.9 percentage point increase to total gross margin. The increase in gross margins was due to lower royalties noted in the paragraph above and lower direct and indirect product costs as a result of lower packaging costs and improved efficiencies.

•	Favorable product mix contributing a 2.0 percentage point increase to total gross margin due to an increase in the percentage of net revenue being derived from higher-gross-margin product lines, such as products for the PlayStation 2 and Xbox and a decrease in the percentage of net revenue derived from lower-gross-margin product lines such as those for the PlayStation and co-publishing and distribution products. Also, within the co-publishing and distribution product line we had a higher proportion of net revenue from co-publishing titles that have a higher gross margin and a lower proportion of net revenue from distribution products that have a lower gross margin.

For the nine months ended December 31, 2003, cost of goods sold as a percentage of net revenue decreased by 7.8 percentage points to 37.2 percent from 45.0 percent for the nine months ended December 31, 2003. In the three months ended December 31, 2002, we had significant sales from Harry Potter and the Chamber of Secrets and James Bond 007: NIGHTFIRE titles across multiple platforms, which included PlayStation 2, Nintendo GameCube, Xbox and PC. These two titles had significantly higher license royalty rates than the highest net revenue generating titles in the nine months ended December 31, 2003. We also had lower development royalties due to a higher mix of titles that were developed internally versus externally. We estimate that lower development royalties increased gross margin by 2 percentage points, which was spread across multiple platforms including PlayStation 2, Nintendo GameCube, Xbox and PC. The decrease in development royalties classified in costs of goods sold is offset by an increase in internal development costs classified in research and development. By platform, the decrease in costs of goods sold is primarily due to:

•	Higher gross margins for PlayStation 2 products contributing a 2.5 percentage point increase to the total gross margin. The increase in gross margins was due to the lower royalties noted in the paragraph above and lower royalty rates for Need for Speed Underground in the nine months ended December 31, 2003 compared to Need for Speed Hot Pursuit 2 and 2002 FIFA World Cup in the nine months ended December 31, 2002.

•	Higher gross margins for Nintendo GameCube products contributing a 1.1 percentage point increase to the total gross margin. The increase in gross margins was due to lower royalties noted in the paragraph above, as well as a pricing discount received from Nintendo on titles released in the nine months ended December 31, 2003 and high returns on Harry Potter and the Chamber of Secrets which resulted in lower effective royalty rates in the nine months ended December 31, 2003.

•	Higher gross margins for PC products contributing a 0.7 percentage point increase to the total gross margin. The increase in gross margins was due to lower royalties noted in the paragraph above and lower direct and indirect product costs as a result of lower packaging costs and improved efficiencies.

•	Higher gross margins for Xbox products contributing a 0.8 percentage point increase to the total gross margin. The increase in gross margin was due to lower royalties noted in the paragraph above and a volume discount received from Microsoft for the Medal of Honor Rising Sun product in the nine months ended December 31, 2003.

•	Favorable product mix contributing a 1.9 percentage point increase to total gross margin due to an increase in the percentage of net revenue being derived from higher-gross-margin product lines, such as products for the PlayStation 2 and Xbox and a decrease in the percentage of net revenue derived from lower-gross-margin product lines such as those for the PlayStation and co-publishing and distribution products. Also, within the co-publishing and distribution product line we had a higher proportion of net revenue from co-publishing titles that have a higher gross margin and a lower proportion of net revenue from distribution products that have a lower gross margin.

Marketing and Sales (In thousands)

Marketing and sales expenses consist of personnel-related costs and advertising, marketing and promotional expenses, net of co-op advertising expense reimbursements. In addition, marketing and sales expense in fiscal 2003 included the amortization of the “carriage” fees payable for the distribution of our online games on AOL, which we are no longer required to pay.

	December 31,	% of net	December 31,	% of net
	2003	revenue	2002	revenue	% Change

Three months ended	$180,174	12.2%	$139,492	11.3%	29.2%
Nine months ended	$303,299	12.9%	$260,380	12.9%	16.5%

For the three months ended December 31, 2003, marketing and sales expenses increased by 29.2 percent as compared to the three months ended December 31, 2002 primarily due to:

•	An increase in our advertising, contract services and promotional expenses of $39.0 million as we incrementally increased our advertising and our television and video media campaigns, primarily in Europe, to support the release of our new titles during the quarter, which included FIFA Soccer 2004, NBA Live 2004, Need for Speed Underground, SSX3, The Lord of the Rings; The Return of the King, Medal of Honor Rising Sun, and The Sims Bustin’ Out on multiple platforms.

•	A 14 percent increase in headcount to support the growth of our marketing and sales functions worldwide, which resulted in personnel-related costs increasing by approximately $5.0 million.

•	Partially offset by the discontinuance of carriage fee payments to AOL, which resulted in a decrease of $4.5 million.

For the nine months ended December 31, 2003, marketing and sales expenses increased by 16.5 percent as compared to the nine months ended December 31, 2002 primarily due to:

•	An increase in our advertising, contract services and promotional expenses of $44.8 million as we incrementally increased our advertising and our television and video media campaigns, primarily in Europe, to support the release of our new titles during the period, which included FIFA Soccer 2004, NBA Live 2004, Need for Speed Underground, SSX3, The Lord of the Rings; The Return of the King, Medal of Honor Rising Sun, Tiger Woods PGA TOUR 2004, NASCAR Thunder 2004, NCAA Football 2004, and The Sims Bustin’ Out on multiple platforms.

•	A 12 percent increase in headcount to support the growth of our marketing and sales functions worldwide, which resulted in personnel-related costs increasing by approximately $13.0 million.

•	Partially offset by the discontinuance of carriage fee payments to AOL, which resulted in a decrease of $13.4 million.

General and Administrative (In thousands)

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, and allowances for bad debts.

	December 31,	% of net	December 31,	% of net
	2003	revenue	2002	revenue	% Change

Three months ended	$71,992	4.9%	$42,250	3.4%	70.4%
Nine months ended	$138,784	5.9%	$95,366	4.7%	45.5%

For the three months ended December 31, 2003, general and administrative expenses increased by 70.4 percent as compared to the three months ended December 31, 2002 due to:

•	An increase in depreciation expense of approximately $11.0 million primarily due to the one-time acceleration of depreciation on equipment and software that are being replaced and to write-off assets that were taken out of service.

•	An increase in contributions of $8.1 million as we invest in our strategic university relationships.

•	An increase of approximately 17 percent in personnel-related costs to support the continued growth of our business.

•	An increase of approximately $6.0 million in professional services, information technology and facilities expenses.

For the nine months ended December 31, 2003, general and administrative expenses increased by 45.5 percent as compared to the nine months ended December 31, 2002 due to:

•	An increase in depreciation expense of approximately $13.0 million primarily due to accelerated depreciation on equipment and software that are being replaced and to write-off assets that were taken out of service.

•	An increase in contributions of $8.3 million as we invest in our strategic university relationships.

•	An increase of approximately 17 percent in personnel-related costs to support the continued growth of our business.

•	An increase of approximately $14.0 million in professional services, information technology and facilities expenses.

•	Partially offset by a decrease in bad debt expense of $4.7 million, primarily as a result of being able to collect on accounts that we had previously deemed uncollectible. As of December 31, 2003, bad debt expense continued to be less than 0.5 percent of net revenue.

Research and Development (In thousands)

Research and development expenses consist of expenses incurred by our production studios for personnel-related costs, consulting, equipment depreciation, customer relationship management expenses associated with our products and any impairment of prepaid royalties for pre-launch products. Research and development expenses for our online business include expenses incurred by our studios consisting of direct development costs and related overhead costs in connection with the development and production of our online games. Research and development expenses also include expenses associated with development of website content, depreciation on server equipment to support online games, network infrastructure direct expenses, software licenses and maintenance, and network and management overhead.

	December 31,	% of net	December 31,	% of net
	2003	revenue	2002	revenue	% Change

Three months ended	$151,175	10.2%	$106,127	8.6%	42.4%
Nine months ended	$355,790	15.1%	$292,171	14.5%	21.8%

For the three and nine months ended December 31, 2003, research and development expenses increased by 42.4 percent and 21.8 percent, respectively, compared to the three and nine months ended December 31, 2002. The increases were expected as we continue to support the global growth of research and development. In recent quarters, we have begun to shift the development of a greater number of titles in-house in order to better control the quality of the finished product and to spread the costs of development over a larger franchise base. The increases noted during the three months ended December 31, 2003 were primarily driven by the following:

•	Increases in personnel-related costs of $29.8 million of which approximately $17.5 million resulted from a 29 percent increase in regular full-time employee headcount.

•	An overall increase in external development expenses of $24.8 million related to development of new products.

•	Partially offset by a decrease in depreciation and other operating expenses due to asset impairments recognized in the third and fourth quarters of fiscal 2003.

For the nine months ended December 31, 2003, the increases were primarily driven by the following:

•	Increases in personnel-related costs of $70.7 million of which approximately $47.7 million resulted from a 21 percent increase in regular full-time employee headcount.

•	An overall increase in external development expenses of $16.8 million related to development of new products.

•	Partially offset by a decrease in depreciation and other operating expenses due to asset impairments recognized in the third and fourth quarters of fiscal 2003.

The increase in research and development spending is expected to continue in fiscal 2004 due to an increase in development spending for current generation console products including the PlayStation 2, Xbox and Nintendo GameCube, as well as extending our investment in the PC and future platforms.

Interest and Other Income (Expense), Net (In thousands)

	December 31,	% of net	December 31,	% of net
	2003	revenue	2002	revenue

Three months ended	$948	0.1%	$(4,439)	(0.4%)
Nine months ended	$14,927	0.6%	$(115)	(0.0%)

For the three months ended December 31, 2003, interest and other income (expense), net, increased from the three months ended December 31, 2002, primarily due to:

•	Other-than-temporary impairment of investments in affiliates of $10.1 million, offset by income of $2.9 million recorded from our equity investment in Square EA LLC and a realized gain of $2.1 million on the sale of marketable securities during the three months ended December 31, 2002.

•	Higher interest income of $2.1 million, as a result of higher average cash balances during the three months ended December 31, 2003.

•	Offset by increased foreign currency losses of $2.6 million, as a result of fluctuations in rates, primarily for the Euro and British Pound, and the purchase of foreign currency options during the three months ended December 31, 2003.

For the nine months ended December 31, 2003, interest and other income (expense), net, increased from the nine months ended December 31, 2002 primarily due to:

•	Other-than-temporary impairment of investments in affiliates of $10.6 million, offset by income of 1.2 million recorded from our equity investment in Square EA LLC during the nine months ended December 31, 2002.

•	Higher interest income of $6.9 million, as a result of higher average cash balances during the nine months ended December 31, 2003.

Income Taxes (In thousands)

	December 31,	% of net	December 31,	% of net
	2003	revenue	2002	revenue	% Change

Three months ended	$166,160	11.3%	$113,052	9.2%	47.0%
Nine months ended	$208,822	8.9%	$138,426	6.9%	50.9%

During the three months ended December 31, 2003, we changed our projected annual effective income tax rate for fiscal 2004 to 30 percent. We previously projected this rate to be 31 percent for the first six months of fiscal 2004 and all of fiscal 2003. This change is primarily attributable to a higher portion of our projected income being international taxable income, which is subject to lower statutory rates, than previously anticipated. As a result of the change to our projected effective tax rate for fiscal 2004, we recognized $7.0 million (or $0.02 per basic and diluted share) less income tax expense during the three months ended December 31, 2003 than we would have recognized had our projected annual effective tax rate remained at 31 percent. Accordingly, our effective income tax rate for the three months ended December 31, 2003 was 29.75 percent, reflecting the adjustment recognized during the quarter to reduce our effective income tax rate for the nine months ended December 31, 2003 to 30 percent.

We intend to indefinitely reinvest our international earnings outside the U.S. and, accordingly, have not provided U.S. taxes that would be incurred if such earnings were repatriated back to the U.S. In addition, tax rates fluctuate and our actual effective tax rate for fiscal 2004 and for future periods could change because of several factors, including a change in mix of income between international and domestic operations, changes to applicable tax laws and regulations, or developments in tax audit matters with various tax authorities.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended

	December 31,	December 31,
(In millions)	2003	2002	Change

Cash, cash equivalents and short-term investments	$1,825	$1,165	$660
Marketable equity securities	2	1	1

	$1,827	$1,166	$661

Percentage of total assets	54.7%	47.4%

	December 31,	December 31,
(In millions)	2003	2002	Change

Cash provided by operating activities	$107	$284	$(177)
Cash used in investing activities	(669)	(191)	(478)
Cash provided by financing activities	164	109	55
Effect of foreign exchange on cash and cash equivalents	21	11	10

Net increase (decrease) in cash and cash equivalents	$(377)	$213	$(590)

Changes in Cash Flow

During the nine months ended December 31, 2003, we generated $107.1 million of cash from operating activities compared to $283.5 million for the nine months ended December 31, 2002. This decline was primarily the result of an increase in operating costs during the three months ended December 31, 2003. We expect a significant increase in operating cash flow during the fourth quarter of fiscal 2004, compared to the same period in fiscal 2003, due to the collection of our third quarter accounts receivable, partially offset by payments for advertising, royalties, income taxes and other related seasonal expenses. We expect this increase in operating cash flow to more than offset the decline in operating cash flow we experienced during the first nine months of fiscal 2004. For the nine months ended December 31, 2003, our primary uses of cash in non-operating activities consisted of net purchases of $617.4 million in short-term investments and $55.9 million in capital expenditures, primarily related to software and leasehold improvements. These non-operating expenditures were offset by $166.3 million in proceeds from the sale of our common stock through employee stock and other plans during the nine months ended December 31, 2003.

Accounts Receivable

Our gross accounts receivable balance was $1,043.7 million and $246.7 million as of December 31, 2003 and March 31, 2003, respectively. Reserves for product returns, pricing allowances and doubtful accounts increased 25.5 percent from $164.6 million at March 31, 2003 to $206.6 million at December 31, 2003. The increase in our accounts receivable balance was primarily due to increased sales during the three months ended December 31, 2003, compared to the three months ended March 31, 2003. We expect to collect a substantial portion of these amounts in January and February 2004. The increase in the overall reserves as of December 31, 2003 was due to expected sales returns associated with our seasonal volume, partially offset by the return and price protection credits processed in the first nine months of fiscal 2004 for products sold in prior periods. Although the absolute dollar amounts of the sales return and price protection reserves had increased as of December 31, 2003, both remained constant compared to March 31, 2003 as a percentage of trailing six and nine months net revenue. We believe these reserves are adequate based on historical experience and our current estimate of potential returns and allowances.

Inventories, net

Inventories, net, increased to $64.8 million at December 31, 2003 from $39.7 million at March 31, 2003 primarily due to the seasonality of our business and overall growth in Europe. We typically have a higher inventory balance, as a percentage of net revenue, on hand in Europe compared to North America, due to the need to provide multiple language versions of each title for those countries. No title represented more than $6.0 million (or 10%) at December 31, 2003.

Other current assets

Other current assets increased to $117.9 million at December 31, 2003 from $83.5 million at March 31, 2003 primarily due to increases in volume rebates and advertising credits owed to us by our suppliers and VAT receivable, both relating to the seasonality of our business.

Accounts payable

Accounts payable increased to $158.7 million at December 31, 2003 from $106.3 million at March 31, 2003 due to higher inventory purchases, seasonality and the overall increase in our sales during the first nine months of fiscal 2004. We anticipate this balance to decline with our seasonal volume during the three months ended March 31, 2004.

Accrued and other liabilities

Our accrued and other liabilities increased to $682.8 million at December 31, 2003 from $464.5 million at March 31, 2003, as a result of the overall increase in our sales and related operational expenses and seasonality. The increase was due to increases in our accruals for advertising, royalties, VAT and taxes payable. We anticipate this balance to decline with our seasonal volume during the three months ended March 31, 2004.

Financial Condition

We believe the existing cash, cash equivalents, short-term investments, marketable equity securities and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, capital expenditures and potential future acquisitions or strategic investments. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

A portion of our cash is generated from operations domiciled in foreign tax jurisdictions (approximately $177.5 million as of December 31, 2003) that is designated as permanently invested in the respective tax jurisdiction. While we do not currently believe there is a need to repatriate these funds to the United States in the short term, if these funds are required for our operations in the United States, we would be required to accrue and pay additional taxes to repatriate these funds.

On January 8, 2004, we filed an amended registration statement on Form S-3 with the Securities and Exchange Commission. This registration statement, including the base prospectus contained therein, became effective on January 15, 2004 and uses a “shelf” registration process. This shelf registration statement allows us, at any time, to offer any combination of securities described in the prospectus in one or more offerings up to a total amount of $2.0 billion. Unless otherwise specified in a prospectus supplement accompanying the base prospectus, we will use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes, including for working capital, financing capital expenditures, research and development, marketing and distribution efforts and, if opportunities arise, for acquisitions or strategic alliances. We currently have no definitive plans, and are not in negotiations, relating to acquisitions, investments or strategic alliances to be financed through proceeds from the sale of securities under the shelf registration statement. Pending such uses, we may invest the net proceeds in interest bearing securities. In addition, we may conduct concurrent or other financings at any time.

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties including, but not limited to, those related to customer demand and acceptance of our titles on new platforms and new versions of our titles on existing platforms, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, the impact of competition, the economic conditions in the domestic and international markets, seasonality in operating results, risks of product returns and the other risks described in the “Risk Factors” section below.

Commitments

Lease Commitments
 We lease certain of our current facilities and certain equipment under non-cancelable capital and operating lease agreements. We are required to pay property taxes, insurance and normal maintenance costs for certain of our facilities and will be required to pay any increases over the base year of these expenses on the remainder of our facilities.

In February 1995, we entered into a build-to-suit lease with Keybank National Association on our headquarters facility in Redwood City, California, which was extended in July 2001 and expires in July 2006. We accounted for this arrangement as an operating lease in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases", as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. We have an option to purchase the property (land and facilities) for $145.0 million or, at the end of the lease, to arrange for (i) an extension of the lease or (ii) sale of the property to a third party while we retain an obligation to the owner for the difference between the sale price and the guaranteed residual value of up to $128.9 million if the sales price is less than this amount, subject to certain provisions of the lease.

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

We believe the estimated fair value of both properties under these operating leases are in excess of their respective guaranteed residual values at December 31, 2003.

In July 2003, we entered into a lease agreement with an independent third party (“the Landlord”) for a studio facility in Los Angeles, California, which commenced in October 2003 and expires in September 2013 with two five-year options to extend the lease term. Additionally, we have options to purchase the property after five and ten years based on the fair market value of the property at the date of sale, a right of first offer to purchase the property upon terms offered by the landlord, and a right to share in the profits from a sale of the property. We have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. Existing campus facilities comprise a total of 243,000 square feet and provide space for research and development functions. Our rental obligation under this agreement is $50.2 million over the initial ten-year term of the lease. We will take possession of the property over a period of 18 months as the facilities become available for use. This commitment is offset by sublease income of $5.8 million for the sublet to an affiliate of the Landlord of 18,000 square feet of the Los Angeles facility, which commenced in October 2003 and expires in September 2013 with options of early termination by the affiliate after five years and by EA after four and five years. The contractual obligations table below has been updated to include our gross lease commitment under this lease.

Lease rates are based upon the Commercial Paper Rate. The two lease agreements with Keybank National Association, as described above, require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of December 31, 2003.

	Minimum	Actual as of
Financial Covenants	Requirement	December 31, 2003

Consolidated Net Worth	$1,616 million	$2,496 million
Fixed Charge Coverage Ratio	3.00	43.24
Total Consolidated Debt to Capital	60%	9.1%
Quick Ratio — Q1 & Q2	1.00	N/A
Q3 & Q4	1.75	10.69

Letters of Credit

In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables of up to 8.0 million Euros. The standby letter of credit expires in July 2005. As of December 31, 2003, we had 1.6 million Euros payable to Nintendo of Europe covered by this standby letter of credit.

In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC in replacement of our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to $1.1 million. The standby letter of credit expires in December 2006. As of December 31, 2003, we did not have a payable balance on this standby letter of credit.

Development, Celebrity, League and Content Licenses: Payments and Commitments

The products produced by our studios are designed and created by our employee designers, artists, software programmers and by non-employee software developers (“independent artists”). We typically advance development funds to the independent artists during development of our games, usually in installment payments made upon the completion of specified development milestones. These payments are considered advances against subsequent royalties based on the sales of the products. These terms are typically set forth in written agreements entered into with the independent artists. In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA (soccer); NASCAR (stock car racing); John Madden (professional football); National Basketball Association; PGA TOUR (golf); Tiger Woods (golf); National Hockey League and NHLPA (hockey); Warner Bros. (Harry Potter and Superman); MGM/Danjaq (James Bond); New Line Productions (The Lord of the Rings); National Football League and Players Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); ISC (stock car racing); Major League Baseball Properties; MLB Players Association (baseball) and Island Def Jam (wrestling). These developer and content license commitments represent the sum of (i) the cash payments due under non-royalty-bearing licenses and services agreements, and (ii) the minimum payments and advances against royalties due under royalty-bearing licenses and services agreements. These minimum guarantee payments and marketing commitments are included in the following table.

The following table summarizes our minimum contractual obligations and commercial commitments as of December 31, 2003 (in thousands), and the effect we expect them to have on our liquidity and cash flow in future periods:

	Contractual Obligations			Commercial Commitments

Fiscal Year		Developer/		Bank and	Letters
Ended		Licensee		Other	of
March 31,	Leases	Commitments	Marketing	Guarantees	Credit	Total

2004 (remaining three months)	$7,072	$13,713	$5,421	$60	$1,976	$28,242
2005	23,336	37,131	12,893	234	—	73,594
2006	24,821	34,313	8,476	204	—	67,814
2007	19,384	11,837	9,664	204	—	41,089
2008	17,141	15,116	9,692	203	—	42,152
Thereafter	45,200	20,021	22,095	203	—	87,519

Total	$136,954	$132,131	$68,241	$1,108	$1,976	$340,410

The lease commitments disclosed above exclude commitments included in our restructuring activities for contractual rental commitments of $9.9 million under real estate leases for unutilized office space, offset by $3.9 million of estimated future sub-lease income. These amounts were expensed in the periods of the related restructuring and are included in our accrued liabilities reported on our Condensed Consolidated Balance Sheets as of December 31, 2003. (See Note 12 in the Notes to Condensed Consolidated Financial Statements.)

Transactions with Related Parties

On June 24, 2002, we hired Warren Jenson as our Executive Vice President and Chief Financial and Administrative Officer and agreed to loan Mr. Jenson $4.0 million, to be forgiven over four years based on his continuing employment. Two million dollars of the note will be forgiven after two years employment, and the remainder forgiven after four years. The entire balance of the loan was outstanding as of December 31, 2003.

In April 2002, we agreed to pay certain taxes incurred by Bruce McMillan, Executive Vice President, Group Studio Head of EA Canada, arising from his temporary employment with us in the United Kingdom. Mr. McMillan agreed to reimburse us for those payments upon receipt of his corresponding tax refund from the Canadian taxing authorities. We subsequently paid approximately $168,704 and $32,931 in October 2002 and April 2003, respectively, to the UK Inland Revenue for taxes incurred by Mr. McMillan. In May 2003, Mr. McMillan became an executive officer of Electronic Arts. As of January 22, 2004, Mr. McMillan had repaid us the entire amount of the tax payments we made on his behalf.

Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) are owned by equity investors who lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. With regard to VIEs already in existence prior to February 1, 2003, the implementation of FIN 46 has been delayed and currently applies to the first fiscal year or interim period beginning after December 15, 2003. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date (i) we will be the primary beneficiary of an existing VIE that will require consolidation, or (ii) we will hold a significant variable interest in, or have significant involvement with, an existing VIE. We do not believe that we have any entities that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In January 2003, the Emerging Issues Task Force reached consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables requires that such deliverables be accounted for separately. EITF 00-21 allows for prospective adoption for arrangements entered into after June 15, 2003 or adoption via a cumulative effect of a change in accounting principal. We adopted EITF 00-21 in the quarter ended June 30, 2003; however, it did not have a material impact on our consolidated financial position or results of operations.

In November 2003, the Emerging Issues Task Force reached consensus on paragraph 18 of Issue No. 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-01 requires that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. We adopted EITF 03-01 in the quarter ended December 31, 2003; however, it did not have a material impact on the disclosures in our Condensed Consolidated Financial Statements.

RISK FACTORS

Our business is subject to many risks and uncertainties, which may affect our future financial performance. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that could harm our business and financial performance. If any of the events or circumstances described below occurs, our business and financial performance could be harmed and the market value of our securities could decline.

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

Competition in our industry is intense, and new products are regularly introduced. During calendar year 2003, approximately 19 percent of the sales of videogames in North America consisted of only 20 “hit” products out of thousands published. These “hit” titles are increasingly expensive to produce. If our competitors develop more successful products, or if we do not continue to develop consistently high-quality products, our revenue will decline.

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

For the nine months ended December 31, 2003, international net revenue comprised 44 percent of our total consolidated net revenue. For the fiscal year ended March 31, 2003, international net revenue comprised 42 percent of our total consolidated net revenue. We expect foreign sales to continue to account for a significant and growing portion of our revenue. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the dollar. While we utilize foreign exchange forward contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, and foreign currency option contracts to hedge foreign currency forecasted transactions, primarily related to revenue generated by our foreign subsidiaries, our results of operations and financial condition may, nonetheless, be adversely affected by foreign currency fluctuations.

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

In the U.S. in fiscal 2003, over 66 percent of our sales were made to six key customers. In Europe, our top ten customers accounted for over 40 percent of our sales in that territory in fiscal 2003. Worldwide, we had sales to one customer, Wal-Mart Stores, Inc., which represented 12 percent of net revenue in fiscal 2003. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. Additionally, our receivables from these large customers increase significantly in the last quarter of the calendar year as they stock up for the holiday selling season. Also, having such a large portion of our net revenue concentrated in a few customers reduces our negotiating leverage with these customers.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange and option contracts used to hedge foreign currency exposures and short-term investments are subject to market risk. We do not consider our cash and cash equivalents to be subject to interest rate risk due to their short maturities. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Risk
We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain intercompany receivables that are denominated in foreign currencies, thereby limiting our risk. Our foreign exchange contracts are accounted for as derivatives whereby the gains and losses on these contracts are reflected in the Condensed Consolidated Statements of Operations. Gains and losses on open contracts at the end of each accounting period resulting from changes in the forward rate are recognized in earnings and are designed to offset gains and losses on the underlying foreign currency denominated assets and liabilities. As of December 31, 2003, we had foreign exchange contracts, all with maturities of less than one month, to sell approximately $635.1 million in foreign currencies, consisting primarily of British Pounds, Euros, Swedish Krona, and Danish Krone. Of this amount, $554.8 million represents contracts to sell foreign currency in exchange for U.S. dollars and $80.3 million represents contracts to sell foreign currency in exchange for British Pounds.

From time-to-time, we hedge our foreign currency risk related to forecasted sales transactions by purchasing option contracts that generally have maturities of one year or less. If qualified, these transactions are designated as cash flow hedges. For the three and nine months ended December 31, 2003, we recognized a loss of $1.9 million.

The counterparties to these contracts and options are substantial and creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts and options are not considered to be material. Notwithstanding our efforts to manage foreign exchange risks, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

The following table provides information about our foreign currency forward exchange and option contracts as of December 31, 2003. The information is provided in U.S. dollar equivalents and presents the notional amount (forward or option amount), the weighted average contractual foreign currency exchange rates and fair value. Fair value represents the difference in value of the contracts at the spot rate and the forward or option rate.

		Weighted
	Notional	Average
(In thousands, except contract rates)	Amount	Contract Rate	Fair Value

Foreign currency to be sold under contract:
British Pound	$267,817	1.7504	$(1,310)
Euro	254,280	1.2314	(1,777)
Swedish Krona	36,457	0.1371	195
Danish Krone	19,020	0.1668	(1)
Norwegian Krone	16,499	0.1514	295
Japanese Yen	15,322	0.0093	7
Australian Dollar	14,816	0.7408	164
Swiss Franc	6,361	0.7952	(14)
South African Rand	4,534	0.1563	379

Total	$635,106		$(2,062)

Foreign currency to be purchased under contract:
British Pound	$80,330	1.7630	$924

Option contracts purchased Euro	$93,064	1.2409	$464

While the contract amounts provide one measurement of the volume of these transactions, they do not represent the amount of our exposure to credit risk. As these contracts can be settled on a net basis at our option, the amounts (arising from the possible inabilities of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations exceed our obligations. We control credit risk through credit approvals, limits and monitoring procedures.

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

As of December 31, 2003, our cash equivalents and short-term investments included $1.5 billion of debt securities, consisting primarily of government agency bonds and money market funds. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The table below presents the amounts (in thousands) and related weighted average interest rates of our investment portfolio as of December 31, 2003:

	Average
	Interest Rate	Cost	Fair Value

Cash equivalents
Fixed rate	1.22%	$44,600	$44,600
Variable rate	1.00%	$284,307	$284,307
Short-term investments
Fixed rate	2.05%	$963,814	$962,742
Fixed-step rate	1.53%	$85,000	$83,958
Variable rate	1.52%	$205,000	$204,959

Maturity dates for short-term investments range from 5 months to 32 months, with call dates ranging from 1 month to 12 months.

Item 4. Controls and Procedures

DEFINITION AND LIMITATIONS OF DISCLOSURE CONTROLS

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Executive Vice President, Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. These limitations include the possibility of human error, the circumvention or overriding of the controls and procedures and reasonable resource constraints. In addition, because we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, our system of controls may not achieve its desired purpose under all possible future conditions. Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Executive Vice President, Chief Financial and Administrative Officer, after evaluating the effectiveness of our disclosure controls and procedures, believe that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President, Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding the required disclosure.

CHANGES IN INTERNAL CONTROLS

During our last fiscal quarter, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, over the past year, in response to the certification requirements of the Sarbanes-Oxley Act and new SEC Regulations, we have enhanced our internal controls and disclosure systems, through various measures including: detailing certain internal accounting policies; establishing a formal disclosure committee for the preparation of all periodic SEC reports; establishing a formal internal audit function; and requiring certifications from various trial balance controllers and other financial personnel responsible for our financial statements.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to pending claims and litigation. Our management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits, individually or in the aggregate would not have a material adverse effect upon our consolidated financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits, other than exhibits 32.1 and 32.2, are filed as part of this report:

Exhibit
Number	Title

3.02	Amended and Restated Bylaws.

10.33	Amending Agreement among Ontrea Inc. (the “Landlord”), Electronic Arts (Canada), Inc. (the “Tenant”), and Electronic Arts Inc. (the “Indemnifier”), dated October 30, 2003.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On October 22, 2003, we filed a current report on Form 8-K relating to the announcement of our financial results for the quarter ended September 30, 2003 and a two-for-one stock split of our Class A common stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Warren C. Jenson

DATED:	WARREN C. JENSON
February 10, 2004	Executive Vice President,
Chief Financial and Administrative Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

3.02	Amended and Restated Bylaws.

10.33	Amending Agreement among Ontrea Inc. (the “Landlord”), Electronic Arts (Canada), Inc. (the “Tenant”), and Electronic Arts Inc. (the “Indemnifier”), dated October 30, 2003.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.