Form 10-K
period 2004-03-31
ELECTRONIC ARTS INC
filed 2004-06-04
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Class A Common Stock, $0.01 par value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☒          No ☐

The aggregate market value of the Registrant’s Class A common stock, $0.01 par value, held by non-affiliates of the Registrant as of September 26, 2003, the last business day of the second fiscal quarter, was $9,651,465,712.

As of June 1, 2004 there were 302,693,698 shares of the Registrant’s Class A common stock, $0.01 par value, outstanding, and 200,130 shares of the Registrant’s Class B common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ELECTRONIC ARTS INC.

2004 FORM 10-K ANNUAL REPORT

PART I

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Report are forward looking. We use words such as “anticipate”, “believe”, “expect”, “intend”, “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and are inherently uncertain and difficult to predict. Our actual results could differ materially. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors”, beginning on page 46.

Item 1: Business

Overview

Electronic Arts develops, markets, publishes and distributes interactive software games that are playable by consumers on the following platforms:

■	Home videogame machines (such as the Sony PlayStation 2®, Microsoft Xbox®, Nintendo GameCubeTM and Sony PlayStation consoles),
■	Personal computers (PCs),
■	Hand-held game machines (such as the Game Boy® Advance), and
■	Online, over the Internet and other proprietary online networks.

We were initially incorporated in California in 1982. In September 1991, we were reincorporated under the laws of Delaware. Our principal executive offices are located near San Francisco, California at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.

One of our strengths is our ability to publish interactive software games for multiple platforms. Our products, designed to play on consoles and handhelds, are published under license from the manufacturers of these platforms (for example, Sony for the PlayStation and PlayStation 2, Microsoft for the Xbox and Nintendo for the Nintendo GameCube and Game Boy Advance) and we pay a fee to these console manufacturers for the right to publish products on their platforms. We invest in the creation of state-of-the-art software tools that we use in product development and to convert products from one platform to another. We also make important investments in facilities and equipment that allow us to create and edit video and audio recordings that are used in our games. Since our inception, we have published games for over 43 different platforms.

Our product development methods and organization are modeled on those used in other sectors of the entertainment industry. Employees whom we call “producers” are responsible for overseeing the development of one or more products. The interactive software games that we develop and publish are broken down into three major categories: (1) EA studio products, (2) co-publishing products, and (3) distribution products.

EA Studio Products

We develop games internally and also engage third-parties to develop games on our behalf at our development and production studios located near San Francisco, Los Angeles, Orlando (Florida), Chicago, Vancouver, Montreal, London and Tokyo. We publish our EA Studio products under three major brands:

■	EA SPORTSTM — examples of some of our recent products published under the EA SPORTS brand are Madden NFL 2004 (professional football), NCAA® Football 2004 (collegiate football), FIFA Soccer 2004 (professional soccer), NBA Live 2004 (professional basketball), NHL® 2004 (professional hockey), MVP Baseball TM 2004 (professional baseball) and NASCAR ThunderTM 2004 (stock car racing),
■	EA GAMESTM — examples of some of our recent products published under the EA GAMES brand are The Lord of the RingsTM; The Return of the KingTM, James Bond 007 TM: Everything or

NothingTM, The SimsTM Bustin’ Out, Need for SpeedTM Underground and Medal of HonorTM Rising Sun, and
■	EA SPORTS BIGTM — examples of some of our recent products published under the EA SPORTS BIG brand are NFL STREET (football), SSX 3 (snowboarding), Def Jam VENDETTA (wrestling) and NBA STREET Vol. 2 (basketball).

Co-publishing Products

Mainly through our EA Partners global business unit, we team with other game developers who develop their own interactive software games with our assistance, which we then publish, market and distribute. An example of a recent co-publishing product is Battlefield VietnamTM, which was developed by Digital Illusions, C.E. (“DICE”).

Distribution Products

We distribute interactive software games that are developed by other companies. An example of a recent distribution product is Final Fantasy X-2, which was produced by Square Co. Ltd.

During fiscal 2004, we published 32 new internally developed titles and co-published an additional 11 new titles. Of these titles, 27 sold over one million units (aggregated across all platforms). In fiscal 2004, approximately 45 percent of our net revenue was generated by international operations, compared to approximately 42 percent in fiscal 2003 and 37 percent in fiscal 2002.

Another strength of our business is that we have developed many of our products to become franchise titles that can be regularly iterated. For example, every year we release new versions of most of our EA SPORTS titles. Likewise, several of the EA GAMES and EA SPORTS BIG products listed above are part of new or continuing product franchises. We also release products called “expansion packs” for PC titles that provide additional content (characters, storylines, settings, missions) for games that we have previously published. For example, we have published expansion packs for Battlefield 1942, including Battlefield 1942: The Road to Rome and Battlefield 1942: Secret Weapons of WWII, each of which expands the characters, settings and gameplay of the original Battlefield 1942 game. We consider titles that iterate, sequel or spawn expansion packs to be franchise titles.

Method of Delivery

The console, PC and hand-held games that we publish are made available to consumers on a disk (usually CD or DVD format) or a cartridge that is packaged and typically sold in retail stores and through our own online store. We refer to these as packaged goods products. In North America and Europe, our largest markets, these packaged goods products are sold primarily to retailers that may be mass market retailers (such as Wal-Mart), electronics specialty stores (such as Best Buy) or game software specialty stores (such as Electronics Boutique). We also maintain a smaller business where we license to manufacturers of products in related industries (for example, makers of personal computers or computer accessories) rights to include certain of our products with the manufacturer’s product or offer our products to consumers who have purchased the manufacturer’s product. We call these combined products “OEM bundles”.

There are three ways in which we publish games that are playable online by consumers. First, we include online capability features in certain of our PC and PlayStation 2 products and soon Xbox, which enable consumers to play against one another via the Internet. We also publish games that are playable only online. One type of these online-only games is called “persistent state worlds” or massively multiplayer online games and is server based. Consumers experience these games as interactive virtual worlds where thousands of other consumers can interact with one another. Examples of our persistent state world products are Ultima OnlineTM and The Sims Online. These persistent state world games are often sold to consumers in the form of a CD or DVD that contains much of the software necessary to play the game online. Other types of online-only games that we publish are available on the World Wide Web and include card games, puzzle games and word games (marketed under the “Pogo” brand), all of which are made available to consumers on our website, www.pogo.com, and on certain online services provided by America Online, Inc.

Intellectual Property

Like other entertainment companies, our business is based on the creation, acquisition, exploitation and protection of intellectual property. Each of our products embodies a number of separately protected intellectual properties: our products are copyrighted both as software and as audiovisual works; our product names are trademarks of ours or others; and our products may contain voices and likenesses of third parties or the musical compositions and performances of third parties. Our products may also contain other content licensed from third parties, such as trademarks, fictional characters, storylines and software code.

We acquire intellectual property rights to include in our products through license agreements such as those with sports leagues and player associations, movie studios and performing talent, music labels, music publishers and musicians. These licenses are typically limited to use of the licensed rights in products for specific time periods. In addition, our products that play on videogame platforms such as the Sony PlayStation 2 console include intellectual properties owned by the platform company and licensed non-exclusively to us for use. While we may have renewal rights for some licenses, our business and the justification for the development of many of our products is dependent on our ability to continue to obtain the intellectual property rights from third parties at reasonable rates.

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

Market

Historically, there have been multiple consoles available in our business segment and vigorous competition between console manufacturers. While Sony has for the past several years been the clear leader (with its PlayStation and PlayStation 2 consoles), Microsoft and Nintendo are large and viable competitors, and PCs continue to be a strong interactive game platform. We develop and publish products for multiple platforms, and this diversification continues to be a cornerstone of our strategy.

The following table details select information on a sample of the console platforms for which we have published titles:

	Video Game Console/	Date Introduced	Medium/
Manufacturer	Platform Name	in North America	Product Base	Technology

Sega	Genesis	1989	Cartridge	16-bit
Nintendo	Super NESTM	1991	Cartridge	16-bit
Matsushita	3DOTM Interactive Multiplayer TM	1993	Compact Disk	32-bit
Sega	Saturn	1995	Compact Disk	32-bit
Sony	PlayStation	1995	Compact Disk	32-bit
Nintendo	Nintendo 64	1996	Cartridge	64-bit
Sony	PlayStation 2	2000	Digital Versatile Disk	128-bit
Nintendo	Nintendo GameCube	2001	Proprietary Optical Format	128-bit
Microsoft	Xbox	2001	Digital Versatile Disk	128-bit

We currently develop or publish products for ten different hardware platforms. In fiscal 2004, our product releases were for PlayStation 2, Xbox, Nintendo GameCube, PlayStation, PC, Game Boy Advance, Nokia N-Gage and online Internet play. Our planned product introductions for fiscal 2005 are for the PlayStation 2, Xbox, Nintendo GameCube, PlayStation, PC, Game Boy Advance, Nokia N-Gage, Sony PSP, Nintendo Dual Screen and online Internet play.

PlayStation 2. Sony released the PlayStation 2 console in Japan in March 2000, in North America in October 2000, and in Europe in November 2000. The PlayStation 2 console is a 128-bit, DVD-based system that, with a network adaptor, is Internet ready, as well as backward compatible with games published for its predecessor, the PlayStation. We have published and are currently developing numerous products for the Sony PlayStation 2.

Nintendo GameCube. Nintendo launched the Nintendo GameCube console in Japan in September 2001, North America in November 2001 and in Europe in May 2002. The Nintendo GameCube plays games that are manufactured on a proprietary optical disk. We have published and are currently developing numerous products for the Nintendo GameCube.

Xbox. Microsoft launched the Xbox console in North America in November 2001, in Japan in February 2002 and in Europe in March 2002. The Microsoft Xbox is a 128-bit, DVD-based system that is Internet ready. We have published and are currently developing numerous products for the Microsoft Xbox.

Our early investment in products designed for play on 32-bit PCs and consoles (such as the PlayStation), has been strategically important in positioning us for the current generation of 128-bit machines. We believe that such investment continues to be important. During fiscal years 2004, 2003 and 2002, the video and computer games industry experienced a platform transition from 32-bit CD-based and 64-bit cartridge-based consoles to the current generation of 128-bit, DVD-based game consoles and related software. The transition to the current generation systems was initiated by the launch of Sony’s PlayStation 2 in fiscal 2001, and continued with the launches of the Nintendo GameCube and Microsoft’s Xbox in fiscal 2002. As consumers shifted to the current generation systems, our sales of 32-bit and 64-bit products declined, a trend we expect to continue in fiscal 2005.

Online Games. The online gaming component of our business is still in its early stages. To date, we have had limited success in finding ways of generating revenue and profits from online games, including subscription fees, “pay-to-play” fees and advertising. In addition, we have had limited experience with developing optimal pricing strategies or predicting usage patterns for our online games. In our history, we have launched five persistent state world products with mixed results. While we have achieved success with Ultima Online, our other persistent state world products, most notably The Sims Online and Earth & Beyond TM, have not met our expectations. Since the beginning of fiscal 2003, we have launched our free EA SPORTS and EA GAMES NATION online offerings, which can be accessed through certain of our PC and PlayStation 2 titles. In fiscal 2004, we launched Club Pogo, a subscription service for Pogo, offering exclusive games and premium features. We had over 300,000 paying subscribers as of March 31, 2004, however, the subscription fees to date have been immaterial. The continued growth of the online sector of our industry will depend on the following key factors:

■	Growing interest in multiplayer games,
■	Willingness by consumers to pay for online game content,
■	Rapid innovation of new online entertainment experiences,
■	Mass market adoption of broadband technologies,
■	Convergence of online capabilities in next-generation consoles, and
■	Ability to create on-line products that appeal to consumers in diverse global markets.

Competition

We consider ourselves to be part of the entertainment industry. At the most fundamental level, our products compete with other forms of entertainment, such as motion pictures, television and music, for the leisure time and discretionary spending of consumers. We believe that large software companies and media companies are increasing their focus in the interactive entertainment software market and, as a result, stand to become more direct competitors. Several large software companies and media companies (e.g., Microsoft and Sony) are already established competitors in the software games segment, and other diversified media/entertainment companies (e.g., Time Warner and Disney) have announced their intent to significantly expand their software game publishing efforts in the future. Therefore, we believe that the software games segment is best viewed as a segment of the overall entertainment market.

The software games business is highly competitive. It is characterized by the continuous introduction of new titles and the development of new technologies. Our competitors vary in size from very small companies with limited resources to very large, diversified corporations with greater financial and marketing resources than ours. Our business is driven by hit titles, which requires us to invest significantly in production and in marketing. Therefore, the availability of significant financial resources has become a major competitive factor in the software games segment, primarily as a result of the costs associated with the development and marketing of game software. Competition in the software games segment is also based on product quality and features, timing of product releases, brand-name recognition, access to distribution channels, effectiveness of marketing and price.

In the software games segment, we compete with Sony, Microsoft and Nintendo, each of which develop and publish software for their respective console platforms. We also compete with numerous companies which are, like us, licensed by the console manufacturers to develop and publish software games that operate on their consoles. These competitors include Acclaim Entertainment, Activision, Capcom, Eidos, Infogrames, Koei, Konami, Lucas Arts, Midway, Namco, Sega, Square Enix, Take-Two Interactive, THQ, Ubi Soft and Vivendi Universal Games, among others. As discussed above, diversified media companies such as Time Warner and Disney have also indicated their intent to significantly expand their software game publishing efforts in the future. In addition to competing for product sales, we face heavy competition from other software game companies to obtain license agreements which allow us the right to use intellectual property included in our products; and many of these content licenses are controlled by the diversified media companies, many of which intend to expand their software game publishing divisions.

Finally, the market for our products is characterized by significant price competition, and we regularly face pricing pressures from our competitors. These pressures have, from time to time, required us to reduce our prices on certain products. Our experience has been that software game prices tend to decline once a generation of consoles has been in the market for a significant period of time due to the increasing number of software titles competing for acceptance by consumers and the anticipation of the next generation of consoles.

Relationships with Significant Hardware Platform Companies

Sony. Under the terms of a licensing agreement we entered into with Sony Computer Entertainment of America, effective as of April 2000 and as subsequently amended, we are authorized to develop and distribute DVD-based software products compatible with the PlayStation 2. Pursuant to this agreement, we engage Sony to supply PlayStation 2 DVDs for our products. Many of our PlayStation 2 products released during fiscal 2004 include the capability of online play. Customers who have an online adaptor, which is manufactured and sold by Sony, for their PlayStation 2 consoles, are able to play these products online.

In fiscal 2004, approximately 44 percent of our net revenue was derived from sales of EA Studio software for the PlayStation 2, compared to 37 percent in fiscal 2003. We released 24 titles worldwide in fiscal 2004 for the PlayStation 2, compared to 19 titles in fiscal 2003. Our top five PlayStation 2 releases for the year were Need for Speed Underground, Madden NFL 2004, Medal of Honor Rising Sun, The Lord of the Rings; The Return of the King and FIFA Soccer 2004.

As expected, PlayStation product sales decreased in fiscal 2004 primarily due to the transition to current generation console systems. Although our PlayStation products can be played on the PlayStation 2 console, we expect sales of current PlayStation products to continue to decline in fiscal 2005.

Microsoft. Under the terms of a licensing agreement we entered into with Microsoft in December 2000, as amended, we are authorized to develop and distribute DVD-based software products compatible with the Xbox. In May 2004, we announced that we would make many of our games capable of being played online via Microsoft’s Xbox Live service. Customers will be able to play these products online once they have paid the Xbox Live subscription fee.

In fiscal 2004, approximately 13 percent of our net revenue was derived from sales of EA Studio software for the Xbox, compared to nine percent in fiscal 2003. We released 21 titles worldwide in fiscal 2004 for the

Xbox, compared to 16 titles in fiscal 2003. Our top five Xbox releases for the year were Need for Speed Underground, Madden NFL 2004, Medal of Honor Rising Sun, The Lord of the Rings; The Return of the King and FIFA Soccer 2004.

Nintendo. Under the terms of a licensing agreement we entered into with Nintendo of America, effective as of November 2001, we are authorized to develop and distribute proprietary optical format disk products compatible with the Nintendo GameCube. Pursuant to this agreement, we engage Nintendo to supply Nintendo GameCube proprietary optical format disk products for our products.

In fiscal 2004, approximately seven percent of our net revenue was derived from sales of EA Studio software for the Nintendo GameCube, compared to seven percent in fiscal 2003. We released 19 titles worldwide in fiscal 2004 for the Nintendo GameCube, compared to 17 titles in fiscal 2003. Our top five Nintendo GameCube releases for the year were Need for Speed Underground, The Lord of the Rings; The Return of the King, Medal of Honor Rising Sun, Madden NFL 2004 and James Bond 007: Everything or Nothing.

Products and Product Development

In fiscal 2004, we generated approximately 69 percent of our net revenue from EA Studio-produced products released during the year. During fiscal 2004, we introduced 32 EA Studios titles, representing 97 stock keeping units, or SKUs, compared to 31 EA Studios titles, comprising 86 SKUs, in fiscal 2003. In fiscal 2004, we had 27 titles that sold over one million units (aggregated across all platforms). In fiscal 2003, we had 22 titles and in fiscal 2002 we had 16 titles that sold over one million units (aggregated across all platforms). A SKU is a version of a title designed for play on a particular platform and intended for distribution in a particular territory.

For fiscal 2004, no title represented more than 10 percent of our total fiscal 2004 net revenue. For fiscal 2003, we had one title, Harry Potter and the Chamber of SecretsTM, published on seven different platforms, which represented approximately 10 percent of our total fiscal 2003 net revenue. For fiscal 2002, Harry Potter and the Sorcerer’s StoneTM, published on four different platforms, represented approximately 12 percent of our total fiscal 2002 net revenue.

The products produced by EA Studios are designed and created by our employee designers and artists and by non-employee software developers (“independent artists” or “third-party developers”). We typically advance development funds to the independent artists and third-party developers during development of our games, which payments are considered advances against subsequent royalties based on the sales of the products. These terms are typically set forth in written agreements entered into with the independent artists and third-party developers.

We publish products in a number of categories such as sports, action, strategy, simulations, role playing and adventure, each of which is becoming increasingly competitive. Our sports-related products, marketed under the EA SPORTS brand name, accounted for a significant percentage of net revenue in fiscal years 2004, 2003 and 2002. The sports category is highly competitive, and there can be no assurance that we will be able to maintain our historical success in this category or that our licenses will be renewed.

The retail selling prices of our newly released products in North America (excluding re-releases of older titles marketed as “Classics”), typically range from $30.00 to $50.00. “Classics” titles have retail selling prices that range from $10.00 to $20.00. The retail selling prices of our titles outside of North America vary widely depending on factors such as local market conditions.

Our goal is to maintain our position as a leading publisher of games sold for play on the current generation of 128-bit video game consoles and to extend our success into the next generation of consoles and technology. We will continue to invest in tools and technologies designed to facilitate development of our products for current generation platforms while also investing in tools and technologies for the next generation of consoles and technology. These investments are recorded in research and development in our Consolidated Statement of Operations. We had research and development expenditures of $511 million in fiscal 2004, $401 million in fiscal 2003 and $381 million in fiscal 2002.

EA.com Web Site

Free Content. We offer free games on our website under the following four brands: Pogo, EA GAMES, EA SPORTS and EA SPORTS BIG. The majority of these free games are original games designed solely for play on the web while some of the product offerings capitalize on our existing franchises adapted for online play. As of March 31, 2004, our online product offerings within each brand included the following:

■	Pogo. We offered approximately 43 free online games under the Pogo brand. Pogo provides players a variety of free online games geared towards family entertainment. The offerings include card games, board games, casino games, word games, trivia games and puzzles. This category leverages prizes, tournaments, community and Pogo’s strength and popularity in free, familiar games to significantly increase the appeal of our online games service to the broad consumer market.
■	EA GAMES. We included online gameplay capability for five PC and five PlayStation 2 titles. In addition, we provided 12 free online games on our Pogo website under the EA GAMES brand. The EA GAMES offering consists of original arcade-style games and other original games designed solely for online play, such as Highstakes Pool, Command & ConquerTM: Attack Copter, Tank Hunter and Need for Speed.
■	EA SPORTS and EA SPORTS BIG. We included online gameplay capability for six PC and 12 PlayStation 2 titles. In addition, we provide 17 free online games on our Pogo web site under the EA SPORTS and EA SPORTS BIG brands. In the EA SPORTS BIG category, SSX Snowdreams leverages the EA SPORTS BIG franchise to form a community of sports gamers. The EA SPORTS category consists of original games designed solely for online play such as Pebble Beach Golf, Top Down Baseball, All-Star Football, 3-Point Showdown and It’s Outta Here 2!.

Paid Content. In addition to our free suite of games, we also offer two premium pay-to-play services under the Pogo Brand:

■	Club Pogo — our online game subscription service. To join Club Pogo, players must register and subscribe online. Players have the option of selecting a monthly or annual subscription fee plan. When a player joins Club Pogo, they have access to all of the games and content they had on the free service, plus premium features and benefits, such as additional member-exclusive games, ad-free gameplay, an enhanced prize system and more. Club Pogo also provides a deeper community experience through upgraded player profiles, weekly game challenges and member badges.
■	Pogo-To-Go — our downloadable games offering. A one-time fee allows users to download and own a version of their favorite Pogo game to play offline. The Pogo-To-Go games include extra features like exclusive game modes, bonus levels, high scores and enhanced graphics and sounds. We currently offer 25 downloadable games under the Pogo-To-Go service including, several original games, versions of popular free Pogo games and several licensed titles. In addition, we offer these downloadable game offerings at retail.

Relationship with AOL

Our agreement with AOL establishes the basis for our creation and distribution of game sites on the world wide web that are available to AOL subscribers via the Games Channel on AOL’s flagship ISP service and to other consumers who use other AOL portals (e.g. CompuServe and Netscape).

Persistent State World Games

We also offer premium pay-to-play persistent state world games. In order to access these premium games, the player must purchase a CD through retail stores or through our online store. After an initial free-trial period, the player must pay a subscription fee in order to continue playing. These persistent state world games are designed to appeal to avid gamers: teens and adults looking to participate in multi-player online games made up of fantastic worlds, characters, adventures or activities — big or small, real or imagined — as well as new forms of cutting-edge online entertainment targeted to mass market gamers. Our persistent state world game offerings include Ultima Online, The Sims Online and Earth & Beyond.

We launched both Earth & Beyond and The Sims Online in fiscal 2003. The Sims Online was expected to be our flagship online subscription offering. Through March 31, 2004, however, the number of units sold and number of subscribers for The Sims Online and Earth & Beyond have been below our expectations. We intend to discontinue our Earth & Beyond service in September 2004.

Our EA.com website offerings and persistent state world games focus on targeting and serving consumers by:

■	Offering engaging and accessible online games,
■	Building a community in which consumers can interact with one another via chat, bulletin boards, events and match-making services for multi-player games and other contests,
■	Delivering innovative content that continually entertains, and
■	Establishing a direct relationship with each audience member through personalization and customization of user experiences.

Marketing and Distribution

We market the products produced by EA Studios under the EA GAMES, EA SPORTS and EA SPORTS BIG brands. Products marketed under the EA SPORTS brand typically simulate professional and collegiate sports and include franchises such as Madden NFL, FIFA Soccer and NBA Live. Products marketed under the EA SPORTS BIG brand typically feature extreme sports or modified traditional sports and include such titles as SSX 3, Def Jam VENDETTA and NFL STREET.

Formerly known as Electronic Arts Distribution, our EA Partners global business unit operates under a variety of deal types and structures with the intent of generating, leveraging and/or owning intellectual properties conceived by third party developers, publishers or licensors worldwide. Through EA Partners we provide direct development expertise to our partners via an internal production staff, while also making available our publishing resources to provide sales, marketing and distribution services on a global basis.

EA Partners currently has relationships with DICE, Lionhead, Krome Studios, Black Hole Games, Free Radical Design, Gas Powered Games, Castaway Entertainment and Eurocom Developments, among others. EA Partners’ largest co-publishing arrangement is with DICE, headquartered in Stockholm, Sweden, in which we hold an equity interest. DICE is the creator of the hit Battlefield series of online multiplayer games, which include worldwide best-sellers Battlefield 1942 and Battlefield Vietnam on the PC.

EA Partners also distributes finished goods on behalf of other third-party publishers. These titles are developed and manufactured by other publishers and delivered to us as completed products, for which we provide distribution services. Our distribution partners have included Square Enix, Capcom, Namco, Koei and NovaLogic.

The interactive software game business has become increasingly “hit” driven, requiring significantly greater expenditures for marketing and advertising of our products, particularly for television advertising. There can be no assurance that we will continue to produce “hit” titles, or that advertising for any product will increase sales sufficiently to recoup those advertising expenses.

We generated approximately 95 percent of our North American net revenue from direct sales to retailers through a field sales organization of professionals and a group of telephone sales representatives. The remaining 5 percent of our North American sales were made through a limited number of specialized and regional distributors and rack jobbers in markets where we believe direct sales would not be economical. We had direct sales to one customer, Wal-Mart Stores, Inc., which represented 13 percent of total net revenue in fiscal 2004, 12 percent in fiscal 2003, and 14 percent in fiscal 2002.

Outside of North America, we derive revenues primarily from direct sales to retailers. Our largest indirect sales relationship is with Pinnacle in Europe. Sales of our products through Pinnacle make up approximately 12 percent of our total net revenue. We use Pinnacle to provide logistical and collection services to our retail customers. Under the terms of our agreement with Pinnacle, our products are held by Pinnacle on consignment until shipment to the retailer. In addition, we authorize returns from, or price protection to, retailers and we are obliged to give Pinnacle the corresponding credit. In a few of our smaller markets, we sell our products through distributors with whom we have written agreements or informal arrangements, depending on the business customs of the territories.

In North America, we have stock-balancing programs for our PC products, which allow for the exchange of PC products by resellers under certain circumstances. In all of our major geographical markets, we accept product returns on our PC products and we may decide to accept product returns or provide price protection under certain circumstances for our console products after we analyze inventory remaining in the channel, the rate of inventory sell-through in the channel, and our remaining inventory on hand. It is our policy to exchange products or give credits, rather than give cash refunds. We actively monitor and manage the volume of our sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods.

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

Inventory and Working Capital

Our management focuses considerable attention to managing our inventories and other working-capital-related items. We manage inventories by communicating with our customers prior to the release of our products, and then using our industry experience to forecast demand on a product-by-product and territory-by-territory basis. We then place manufacturing orders for our products that match this forecasted demand. We do not maintain substantial inventories of our products because (1) historically, a substantial portion of a particular product sales occur within the first 60-90 days after the product’s release, and (2) the lead times on re-orders of our products are generally short, approximately two to three weeks. Further, as discussed in “Marketing and Distribution” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we have practices in place with our customers (such as stock balancing and price protection) that reduce product returns.

International Operations

We conduct business and have wholly-owned subsidiaries throughout the world, including offices in Australia, Austria, Brazil, Canada, China, the Czech Republic, Denmark, England, Finland, France, Germany, Greece, Hungary, Italy, Japan, the Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, and Thailand. International net revenue increased by 29 percent to $1,348 million, or 45 percent of total net revenue in fiscal 2004, compared to $1,047 million, or 42 percent of total net revenue in fiscal 2003. Although we expect international revenue to grow in fiscal 2005, we do not believe it will continue to grow at the same rate as fiscal 2004.

The amounts of net revenue and identifiable assets attributable to each of our geographic regions for each of the last three fiscal years are set forth in Note 18 of the Notes to Consolidated Financial Statements, included in Item 8 hereof.

Manufacturing and Suppliers

The suppliers we use to manufacture our games can be characterized in three types:

■	Manufacturing entities that press our game disks,
■	Entities that print our game instruction booklets, and
■	Entities that package the disks and printed game instruction booklets into the jewel cases and boxes for shipping to customers.

In many instances, we are able to acquire materials on a volume-discount basis. We have multiple potential sources of supply for most materials, except for the disk component of our PlayStation, PlayStation 2 and Nintendo GameCube disk products, as discussed in “Relationships with Significant Hardware Platform Companies”. We also have alternate sources for the manufacture and assembly of most of our products. To date, we have not experienced any material difficulties or delays in production of our software and related documentation and packaging. However, a shortage of components, manufacturing delays by Sony or Nintendo, or other factors beyond our control could impair our ability to manufacture, or have manufactured, our products.

Backlog

We typically ship orders immediately upon receipt. To the extent that any backlog may or may not exist at the end of a reporting period, it would be both coincidental and an unreliable indicator of future results of any period.

Seasonality

Our business is highly seasonal. We typically experience our highest revenue and profits in the holiday season quarter ending in December and a seasonal low in revenue and profits in the quarter ending in June. However, our results can vary based on title release dates and shipment schedules.

Employees

As of March 31, 2004, we employed approximately 4,800 people, of whom over 2,300 were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. To date, we have been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct our business successfully. We believe that our relationships with our employees are strong. None of our employees are represented by a union, guild or other collective bargaining organization.

Executive Officers

The following table sets forth information regarding our executive officers, who are appointed by and serve at the discretion of the Board of Directors:

Name	Age	Position

Lawrence F. Probst III	54	Chairman and Chief Executive Officer
Don A. Mattrick	40	President, Worldwide Studios
Warren C. Jenson	47	Executive Vice President and Chief Financial and Administrative Officer
V. Paul Lee	39	Executive Vice President and Chief Operating Officer, Worldwide Studios
Bruce McMillan	41	Executive Vice President, Group Studio Head, Worldwide Studios
J. Russell (Rusty) Rueff, Jr.	42	Executive Vice President, Human Resources & Facilities
Nancy L. Smith	51	Executive Vice President and General Manager, North American Publishing
David P. Gardner	38	Senior Vice President, International Publishing
Gerhard Florin	45	Senior Vice President and Managing Director, European Publishing
Erick Hachenburg	38	Senior Vice President, Global Online Publishing
Joel Linzner	52	Senior Vice President, Business and Legal Affairs
Kenneth A. Barker	37	Vice President and Chief Accounting Officer

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

Mr. Mattrick has served as President of Worldwide Studios since September 1997. From October 1996 until September 1997, he served as Executive Vice President, North American Studios. From July 1991 to October 1996, he served as Senior Vice President, North American Studios, Vice President of Electronic Arts and Executive Vice President/ General Manager for EA Canada. Mr. Mattrick was founder and former chairman of Distinctive Software Inc. from 1982 until it was acquired by Electronic Arts in 1991.

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

Mr. Lee has served as Executive Vice President and Chief Operating Officer, Worldwide Studios since August 2002. From 1998 to August 2002, he was Senior Vice President and Chief Operating Officer, Worldwide Studios. Prior to this, he served as General Manager of EA Canada, Chief Operating Officer of EA Canada, Chief Financial Officer of EA Sports and Vice President, Finance and Administration of EA Canada. Mr. Lee was a principal of Distinctive Software Inc. until it was acquired by Electronic Arts in 1991. Mr. Lee holds a Bachelor of Commerce degree from the University of British Columbia and is a Chartered Financial Analyst.

Mr. McMillan was named Executive Vice President of Electronic Arts’ Worldwide Studios in June 2002. From September 1999, he served as Senior Vice President, Worldwide Studios. From 1991 to 1999, he held various senior positions within Electronic Arts studios. Mr. McMillan was an employee of Distinctive Software Inc. until it was acquired by Electronic Arts in 1991. Mr. McMillan holds degrees in Economics and Computer Science from Simon Fraser University.

Mr. Rueff has served as Executive Vice President of Human Resources and Facilities since August 2002. From October 1998 to August 2002, he served as Senior Vice President of Human Resources. Prior to joining Electronic Arts, Mr. Rueff held various positions with the PepsiCo companies for over 10 years, including: Vice President, International Human Resources; Vice President, Staffing and Resourcing at Pepsi-Cola International; Vice President, Restaurant Human Resources for Pizza Hut; and also various other management positions within the Frito-Lay Company. Mr. Rueff holds a M.S. degree in Counseling and a B.A. degree in Radio and Television from Purdue University in Indiana.

Ms. Smith has served as Executive Vice President and General Manager, North American Publishing since March 1998. From October 1996 to March 1998, Ms. Smith served as Executive Vice President, North American Sales. She previously held the position of Senior Vice President of North American Sales and Distribution from July 1993 to October 1996 and as Vice President of Sales from 1988 to 1993. Ms. Smith has also served as Western Regional Sales Manager and National Sales Manager since she joined Electronic Arts in 1984. Ms. Smith holds a B.S. degree in management and organizational behavior from the University of San Francisco.

Mr. Gardner has served as Senior Vice President, International Publishing since April 2004. During fiscal 2004, Mr. Gardner took a leave of absence from EA. He previously held the position of Senior Vice President and Managing Director, European Publishing from May 1999 to April 2003. Prior to this, he held several positions in EA Europe, which he helped establish in 1987, including Director of European Sales and Marketing and Managing Director of EA Europe. Mr. Gardner has also held various positions at Electronic Arts in the sales, marketing and customer support departments since joining the company in 1983.

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

Mr. Hachenburg has served as Senior Vice President, Global Online Publishing since November 2003. From April 2003 to October 2003, Mr. Hachenburg served as Senior Vice President, General Manager of Online Publishing and from October 2001 to March 2003, he served as Senior Vice President, General Manager, EA.com. Prior to this, he served as Vice President and Chief Operating Officer, EA.com from June 2001 to September 2001 and Vice President, Pogo President from March 2001 to May 2001. Mr. Hachenburg served as President and Chief Executive Officer, Pogo Corporation from December 1997 until it was acquired by Electronic Arts in March of 2001. Mr. Hachenburg holds a J.D. from Harvard Law School and a B.S. degree in Electrical Engineering from the University of Illinois.

Mr. Linzner has served as Senior Vice President, Business and Legal Affairs since April 2004. From October 2002 to April 2004, Mr. Linzner held the position of Senior Vice President of Worldwide Business Affairs and from July 1999 to October 2002, he held the position of Vice President of Worldwide Business Affairs. Prior to joining Electronic Arts in July 1999, Mr. Linzner served as outside litigation counsel to Electronic Arts and several others in the videogame industry. Mr. Linzner earned his J.D. from Boalt Hall at the University of California, Berkeley, after graduating from Brandeis University. He is a member of the Bar of the State of California and is admitted to practice in the United States Supreme Court, the Ninth Circuit Court of Appeals and several United States District Courts.

Mr. Barker has served as Vice President and Chief Accounting Officer since June 2003. Prior to joining Electronic Arts, Mr. Barker was employed at Sun Microsystems Inc., as Vice President and Corporate Controller from October 2002 to June 2003 and Assistant Corporate Controller from April 2000 to September 2002. Prior to that, he was an audit partner at Deloitte. Mr. Barker graduated from the University of Notre Dame with a B.A. degree in Accounting.

Investor Information

We file various reports with, or furnish them to, the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports. These reports are available free of charge on the Investor Relations section of our website, http://investor.ea.com, as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the SEC.

The charters of our Audit, Compensation, and Nominating and Governance committees of our Board of Directors, as well as our Global Code of Conduct (which includes code of ethics provisions applicable to our directors, principal executive officer, principal financial officer, principal accounting officer, and other senior financial officers), are available in the Investor Relations section of our website at http://investor.ea.com. We will post amendments to our Global Code of Conduct in the Investor Relations section our website. Copies of our charters and Global Code of Conduct are available without charge by contacting our Investor Relations department at (650) 628-1500.

Shareholders of record may hold their shares of our Class A common stock in book-entry form. This eliminates costs related to safekeeping or replacing paper stock certificates. In addition, shareholders of record may request electronic movement of book-entry shares between their account with our stock transfer agent and their broker. Stock certificates may be converted to book-entry shares at any time. Questions regarding this service may be directed to our stock transfer agent, Wells Fargo Bank, N.A., at 1-800-468-9716.

Item 2: Properties

We own or lease the following facilities. We believe that suitable additional or substitute space will be available as needed to accommodate our future needs.

Redwood City, California Headquarters Campus

Our principal administrative, sales and marketing, and support facility is located in Redwood City, California. This location also includes facilities for research and development.

In February 1995, we entered into a build-to-suit lease with a third party for our headquarters facility in Redwood City, California, which was refinanced with Keybank National Association in July 2001 and expires in July 2006. We accounted for this arrangement as an operating lease in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. We have an option to purchase the property (land and facilities) for a maximum of $145.0 million or, at the end of the lease, to arrange for (i) an extension of the lease or (ii) sale of the property to a third party while we retain an obligation to the owner for approximately 90 percent of the difference between the sale price and the guaranteed residual value of up to $128.9 million if the sales price is less than this amount, subject to certain provisions of the lease.

In December 2000, we entered into a second build-to-suit lease with Keybank National Association for a five-year term beginning December 2000 to expand our Redwood City, California headquarters facilities and develop adjacent property adding approximately 310,000 square feet to our campus. Construction was completed in June 2002. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities provide space for marketing, sales and research and development. We have an option to purchase the property for a maximum of $130.0 million or, at the end of the lease, to arrange for (i) an extension of the lease, or (ii) sale of the property to a third party while we retain an obligation to the owner for approximately 90 percent of the difference between the sale price and the guaranteed residual value of up to $118.8 million if the sales price is less than this amount, subject to certain provisions of the lease.

Louisville, Kentucky Distribution Center

Our North American distribution is supported by a centralized warehouse facility that we lease in Louisville, Kentucky occupying 250,000 sq. ft.

North American Development Studios

In addition to the product development studio facility located in our Redwood City headquarters campus:

■	We own a 206,000 sq. ft. product development studio facility in Burnaby, British Columbia, Canada,
■	We own a 173,500 sq. ft. development facility in Austin, Texas that we are in the process of selling as part of a restructuring. Please see Note 6 of the Notes to Consolidated Financial Statements, included in Item 8 hereof, for a discussion of the restructuring charges, and
■	We lease product development studio facilities in Los Angeles (243,000 sq. ft.), California, Maitland (92,000 sq. ft.), Florida, Vancouver (65,000 sq. ft.) and Burnaby (20,000 sq. ft.), British Columbia, Chicago (14,000 sq. ft.), Illinois, Montreal (10,000 sq. ft.), Quebec and Walnut Creek, California. Our Walnut Creek facility is included in our current restructuring, as discussed in Note 6 of Notes to Consolidated Financial Statements, included in Item 8 hereof.

European Facilities

We own a 127,000 sq. ft. administrative, sales and development facility in Chertsey, England and a 5,000 sq. ft. development facility in Warrington, England. We also lease sales and administrative space in Austria, Brazil, the Czech Republic, Denmark, England, Finland, France, Germany, Greece, Hungary, Italy, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, and Switzerland.

Asia Pacific and Japan Facilities

In the Pacific Rim, we lease a 19,000 sq. ft. sales and distribution facility in Southport, Australia. We also have sales and distribution facilities in Hong Kong, Korea, New Zealand, Singapore, South Africa, Taiwan and Thailand, and a representative office in Beijing, China. We also lease a 23,000 sq. ft. sales and development office in Tokyo, Japan.

Item 3: Legal Proceedings

We are subject to pending claims and litigation. Our management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits, individually or in the aggregate would not have a material adverse effect upon our consolidated financial position or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2004.

PART II

Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A common stock is traded on the Nasdaq National Market under the symbol “ERTS”. The following table sets forth the quarterly high and low price per share of our Class A common stock from April 1, 2002 through March 31, 2004. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	Prices

	High	Low

Fiscal Year Ended March 31, 2003:
First Quarter	$33.49	$26.75
Second Quarter	34.50	26.23
Third Quarter	36.22	25.08
Fourth Quarter	30.23	23.76
Fiscal Year Ended March 31, 2004:
First Quarter	$39.70	$28.10
Second Quarter	48.50	36.55
Third Quarter	52.89	40.60
Fourth Quarter	52.18	43.43

There were approximately 1,686 holders of record of our Class A common stock as of June 1, 2004. In addition, we believe that a significant number of beneficial owners of our Class A common stock hold their shares in street name. As of June 1, 2004, there were 12 holders of record of our Class B common stock. There is no established trading market for shares of our Class B common stock.

Dividend Policy

We have not paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

Item 6: Selected Financial Data

ELECTRONIC ARTS INC. AND SUBSIDIARIES

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

	Year Ended March 31,

STATEMENTS OF OPERATIONS DATA	2004	2003	2002	2001	2000

Net revenue	$2,957,141	$2,482,244	$1,724,675	$1,322,273	$1,420,011
Cost of goods sold	1,102,950	1,072,802	814,783	664,991	710,974

Gross profit	1,854,191	1,409,442	909,892	657,282	709,037
Operating expenses:
Marketing and sales	370,468	332,453	241,109	185,336	188,611
General and administrative	184,825	130,859	107,059	104,041	92,418
Research and development	510,858	400,990	380,564	376,179	255,694
Amortization of intangibles(1)	2,735	7,482	25,418	19,323	11,989
Charge for acquired in-process technology	—	—	—	2,719	6,539
Restructuring charges	9,708	15,102	7,485	—	—
Asset impairment charges	—	66,329	12,818	—	—

Total operating expenses	1,078,594	953,215	774,453	687,598	555,251

Operating income (loss)	775,597	456,227	135,439	(30,316)	153,786
Interest and other income, net	20,963	5,222	12,848	16,886	16,028

Income (loss) before provision for (benefit from) income taxes and minority interest	796,560	461,449	148,287	(13,430)	169,814
Provision for (benefit from) income taxes	219,268	143,049	45,969	(4,163)	52,642

Income (loss) before minority interest	577,292	318,400	102,318	(9,267)	117,172
Minority interest in consolidated joint venture	—	(1,303)	(809)	(1,815)	(421)

Net income (loss)	$577,292	$317,097	$101,509	$(11,082)	$116,751

Net earnings per share:
Basic	N/A	N/A	N/A	N/A	$0.46
Diluted	N/A	N/A	N/A	N/A	$0.44
Number of shares used in computation:
Basic	N/A	N/A	N/A	N/A	251,321
Diluted	N/A	N/A	N/A	N/A	265,484
Class A common stock:
Net income (loss):
Basic	$577,292	$329,212	$124,256	$11,944	N/A
Diluted	$577,292	$317,097	$101,509	$(11,082)	N/A
Net income (loss) per share:
Basic	$1.95	$1.17	$0.45	$0.05	N/A
Diluted	$1.87	$1.08	$0.35	$(0.04)	N/A
Number of shares used in computation:
Basic	295,396	281,978	273,665	262,807	N/A
Diluted	308,233	292,891	286,284	264,111	N/A
Class B common stock:
Net loss, net of retained interest in EA.com	N/A	$(12,115)	$(22,747)	$(23,026)	N/A
Net loss per share:
Basic	N/A	$(2.77)	$(3.77)	$(3.83)	N/A
Diluted	N/A	$(2.77)	$(3.77)	$(3.83)	N/A
Number of shares used in computation:
Basic	N/A	4,368	6,026	6,015	N/A
Diluted	N/A	4,368	6,026	6,015	N/A

(1)	Results for fiscal 2004 and 2003 do not include amortization of goodwill as a result of adopting SFAS No. 142. See Note 5 of the Notes to Consolidated Financial Statements, included in Item 8 hereof.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA (Continued)

(In thousands)

	Year Ended March 31,

BALANCE SHEET DATA	2004	2003	2002	2001	2000

Cash and cash equivalents	$2,149,885	$949,995	$552,826	$419,812	$246,265
Short-term investments	264,461	637,623	244,110	46,680	93,539
Marketable equity securities	1,225	1,111	6,869	10,022	236
Working capital	2,188,554	1,340,261	699,561	478,701	440,021
Total assets	3,400,611	2,359,533	1,699,374	1,378,918	1,192,312
Total liabilities	722,253	570,876	452,982	340,026	265,302
Minority interest	—	3,918	3,098	4,545	3,617
Total stockholders’ equity	2,678,358	1,784,739	1,243,294	1,034,347	923,393

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following overview is a top-level discussion of our operating results as well as the trends and drivers of our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for fiscal 2004, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in “Business”, the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” or the consolidated financial statements and related notes.

About Electronic Arts

We develop, market, publish and distribute interactive software games that are playable by consumers on home videogame machines (such as the Sony PlayStation 2®, Microsoft Xbox® and Nintendo GameCubeTM consoles), personal computers, hand-held game machines (such as the Game Boy® Advance) and online, over the Internet and other proprietary online networks. Many of our games are based on content that we license from others (e.g., Madden NFL Football, Harry PotterTM and FIFA Soccer), and many of our games are based on our own wholly-owned intellectual property (e.g., The SimsTM, Medal of HonorTM). Our goal is to develop titles which appeal to the mass markets and, as a result, we develop, market, publish and distribute our games in over 100 countries, often translating and localizing them for sale in non-English speaking countries. Our goal is to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this are the annual iterations of our sports-based franchises (e.g., NCAA Football and FIFA Soccer), titles based on long-lived movie properties (e.g., James BondTM and Harry Potter) and wholly-owned properties that can be successfully sequeled (e.g., The Sims and Medal of Honor).

Overview of Fiscal 2004 Financial Results

Net revenue for fiscal 2004 was $2,957.1 million, up 19.1 percent as compared with $2,482.2 million for fiscal 2003. We had 27 platinum titles (over one million units sold) in fiscal 2004 as compared to 22 platinum titles in 2003. In fiscal 2004, six franchises sold more than five million units: The Sims, Need for SpeedTM, Medal of Honor, FIFA Soccer, The Lord of the RingsTM and Madden NFL Football.

Net income for fiscal 2004 was $577.3 million, an 82.1 percent increase over fiscal 2003. Diluted earnings per share increased 73.1 percent to $1.87 as compared with $1.08 for fiscal 2003. The growth in earnings was primarily driven by higher sales volume and increased gross margin.

Operating cash flow was $669.3 million as compared with $714.5 million for fiscal 2003. The decline was primarily a result of the timing of sales during the fourth quarter.

Management’s Overview of Historical and Prospective Business Trends

Sales of “Hit” Titles. During fiscal 2004, sales of a number of “hit” titles contributed to our revenue growth, several of which were top sellers across a number of international markets. Our top-five-selling titles across all platforms worldwide in fiscal 2004 were Need for Speed TM Underground, Madden NFL 2004, The Lord of the RingsTM; The Return of the KingTM, Medal of HonorTM Rising Sun and FIFA Soccer 2004. Hit titles are important to our financial performance because they benefit from overall economies of scale. We have developed, and it is our objective to continue to develop, many of our hit titles to become franchise titles that can be regularly iterated.

Increased Console Installed Base. As consumers purchase the current generation of consoles, either as first time buyers or by upgrading from a previous generation, the console installed base increases. As the installed base for a particular console increases, we are generally able to increase our unit volume; however, as consumers anticipate the next generation of consoles, unit volumes often decrease. In the U.S. and Europe, we believe the installed base for the current generation of consoles — PlayStation2, Xbox and Nintendo GameCube — increased over 30 percent, 60 percent and 80 percent, respectively, during fiscal 2004. Accordingly, we believe the significant increase in the installed base for these consoles was a contributing factor to our net revenue growth in fiscal 2004. In March 2004, Microsoft reduced the retail price of its Xbox consoles in the U.S. and in May 2004 Sony did the same with its PlayStation2 consoles. As price reductions drive sales of consoles and the related installed base of these current generation consoles increases during fiscal 2005, we expect unit sales of current generation titles to remain strong.

Software Prices. As current generation console prices decrease, we expect more value-oriented consumers to become part of the interactive entertainment software market. We experienced this trend several years ago when prices were reduced on previous generation consoles (e.g., Sony PlayStation and Nintendo 64). We believe that hit titles will continue to be launched at premium price points and will maintain those premium price points longer than less popular games, however, as a result of a more value-oriented consumer base, and a greater number of software titles being published, we expect average software prices to gradually come down, which we expect to negatively impact our gross margin.

International Sales Growth. Our fiscal 2004 net revenue from international sales accounted for approximately 45 percent of our worldwide net revenue, up from 42 percent in fiscal 2003. Our fiscal 2004 increase in international net revenue was driven primarily by increased sales in Europe. In fiscal 2005, we anticipate that international net revenue will continue to increase as a percentage of our worldwide net revenue, although not at the same rate as in fiscal 2004, as we strengthen our presence in new territories and as the console installed base expands more rapidly outside of North America.

Foreign Exchange Impact. Given that a significant portion of our business is conducted internationally in foreign currency, fluctuations in currency prices can have a material impact on our results of operations. For example, the average exchange rate for one Euro, as compared to the U.S. dollar, increased from $0.99 in fiscal 2003 to $1.17 in fiscal 2004. We estimate that we had a total foreign exchange benefit on net revenue of approximately $156 million during fiscal 2004 as compared to fiscal 2003. Although we intend to continue to utilize foreign exchange forward and option contracts to either mitigate or hedge against some foreign currency exposures, we cannot predict the effect foreign currency fluctuations will have on us in fiscal 2005.

Increasing Cost of Titles. Hit titles have become increasingly more expensive to produce and market as the platforms on which they are played continue to advance technologically and consumers demand continual improvements in the overall gameplay experience. We expect this trend to continue as we require larger production teams to create our titles, the technology needed to develop titles becomes more complex, we continue to develop and expand the online gaming capabilities included in our products and we develop new methods to distribute our content via the Internet. Any increase in the cost of licensing third-party intellectual property used in our products would also make these products more expensive to publish.

Expansion of Studio Resources and Technology. During fiscal 2004, as part of our effort to more efficiently utilize our resources and technology, we expanded our studio facilities in Los Angeles and Vancouver, allowing us to consolidate several smaller studios and resources. In fiscal 2005, we expect to devote significant resources primarily to the expansion of our studios in North America and Europe. As we move through the life cycle of current generation consoles, we will devote increased resources to developing current generation titles, and increase spending associated with tools and technologies for the next generation of consoles. We expect to develop more titles internally as a result of our studio expansions. We expect these activities to increase our research and development expenses and decrease our third-party development costs, both as a percentage of net revenue. In addition, we expect the decrease in third-party development costs to positively impact our gross margin.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting periods. The policies discussed below are considered by management to be critical because they are not only important to the portrayal of our financial condition and results of operations but also because application and interpretation of these policies requires both judgment and estimates of matters that are inherently uncertain and unknown. As a result, actual results may differ materially from our estimates.

Sales Returns and Allowances and Bad Debt Reserves

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

We estimate potential future product returns, price protection and stock-balancing programs related to current-period product revenue. We analyze historical returns, current sell-through of distributor and retailer inventory of our products, current trends in the videogame market and the overall economy, changes in customer demand and acceptance of our products and other related factors when evaluating the adequacy of the sales returns and price protection allowances. In addition, management monitors and manages the volume of our sales to retailers and distributors and their inventories, as substantial overstocking in the distribution channel can result in high returns or substantial price protection requirements in subsequent periods. In the past, actual returns have not generally exceeded our reserves. However, actual returns and price protections may materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of product returns for our products may increase as the PlayStation 2, Xbox and Nintendo GameCube consoles pass the midpoint of their lifecycle and an increasing number and aggregate amount of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates changed, our returns reserves would change, which would impact the net revenue we report. For example, if actual returns were significantly greater than the reserves we have established, our actual results would decrease our reported net revenue. Conversely, if actual returns were significantly less than our reserves, this would increase our reported net revenue.

Similarly, significant judgment is required to estimate our allowance for doubtful accounts in any accounting period. We determine our allowance for doubtful accounts by evaluating customer creditworthiness in the context of current economic trends. Depending upon the overall economic climate and the financial condition of our customers, the amount and timing of our bad debt expense and cash collection could change significantly.

We cannot predict customer bankruptcies or an inability of any of our customers to meet their financial obligations to us. Therefore, our estimates could differ materially from actual results.

Royalties & Licenses

Our royalty expenses consist of payments to (1) co-publishing and/or distribution affiliates, (2) content licensors, and (3) independent software developers. Co-publishing and distribution royalties are payments made to third parties for delivery of product. License royalties consist of payments made to celebrities, professional sports organizations, movie studios and other organizations for our use of their trademark, copyright, personal publicity rights, content and/or other intellectual property. Royalty payments to independent software developers are payments for the development of intellectual property related to our games.

Royalty-based payments made to content licensors and distribution affiliates that are paid in advance are generally capitalized as prepaid royalties and expensed to cost of goods sold at the greater of the contractual or effective royalty rate based on net product sales. With regard to payments made to independent software developers and co-publishing affiliates, we are generally subject to development risk prior to the general release of the product. Accordingly, payments that are due prior to completion of the product are generally expensed as research and development as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold at the higher of the contractual or effective royalty rate based on net product sales.

Each quarter, we also evaluate the future realization of any prepaid royalties as well as minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties. If actual revenue, or revised sales estimates, fall below the initial sales estimate, then the actual charge taken may be greater in any given quarter than anticipated. As of March 31, 2004 we had $22.7 million of prepaid royalty assets and approximately $130.3 million in future obligations to our co-publishing and/or distribution affiliates and content licensors that could be impaired if our sales estimates changed.

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

Under current accounting standards, we make judgments about the remaining useful lives of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate a potential impairment in the remaining value of the assets recorded on our consolidated balance sheet. In order to determine if a potential impairment has occurred, management makes various assumptions about the future value of the asset by evaluating future business prospects and estimated cash flows. Our future net cash flows are primarily dependent on the sale of products for play on proprietary videogame consoles, hand-held game machines and PCs (“platforms”). The success of our products is affected by our ability to accurately predict which platforms and which products we develop will be successful. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Due to product sales shortfalls, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge being recorded in the future. We recorded $0.5 million of impairment charges on long-lived assets during fiscal 2004, $66.3 million during fiscal 2003 and $12.8 million in fiscal 2002.

Income Taxes

In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns. We are also required to make the determinations of the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction.

In addition, changes in our business, including the geographic mix of income, as well as changes in valuation allowances, the applicable accounting rules, the applicable tax laws and regulations and interpretations thereof, developments in tax audit matters, and estimated level of annual pre-tax income can affect the overall effective income tax rate. For example, in the fourth quarter of fiscal 2004, we resolved certain tax-related matters with the Internal Revenue Service, which lowered our income tax expense by $19.7 million and resulted in a 2.5 percent rate reduction.

RESULTS OF OPERATIONS

Our fiscal year is reported on a 52/53-week period that ends on the final Saturday of March in each year. The results of operations for the fiscal years ended March 31, 2004, 2003 and 2002 each contain 52 weeks and ended on March 27, 2004, March 29, 2003 and March 30, 2002, respectively. For simplicity of presentation, all fiscal periods are treated as ending on a calendar month end.

On October 20, 2003, our Board of Directors authorized a two-for-one stock split of our Class A common stock which was distributed on November 17, 2003 in the form of a stock dividend for shareholders of record at the close of business on November 3, 2003. All issued and outstanding share and per-share amounts related to the Class A common stock have been restated to reflect the stock split for all periods presented.

Comparison of Fiscal 2004 to Fiscal 2003

Net Revenue

We principally derive net revenue from sales of packaged interactive software games designed for play on videogame consoles (such as the PlayStation 2, Xbox and Nintendo GameCube), PCs and hand-held game machines (such as the Nintendo Game Boy Advance). Additionally, in Europe and Asia we generate a significant portion of net revenue by marketing and selling third-party interactive software games through our established distribution network. We also derive net revenue from selling subscriptions to online games, programming third-party web sites, allowing other companies to manufacture and sell our products in conjunction with other products, and selling advertisements on our online web pages.

From a geographical perspective, our net revenue for the fiscal years ended March 31, 2004 and 2003 was as follows (in thousands):

	Year Ended March 31,
			Increase/	%
	2004	2003	(Decrease)	Change

North America	$1,609,539	$1,435,718	$173,821	12.1%

Europe	1,180,274	878,904	301,370	34.3%
Asia Pacific	96,708	87,569	9,139	10.4%
Japan	70,620	80,053	(9,433)	(11.8%)

International	1,347,602	1,046,526	301,076	28.8%

Consolidated Net Revenue	$2,957,141	$2,482,244	$474,897	19.1%

North America

For fiscal 2004, net revenue in North America increased by 12.1 percent as compared to fiscal 2003. From a franchise perspective, the net revenue increase was primarily driven by higher sales of products released during the year ended March 31, 2004 in the following eight franchises: Need for SpeedTM, NBA STREET, NFL STREET, Madden NFL, Def JamTM, SSX, Tiger Woods/ PGA TOUR® and MVP BaseballTM. Increased sales in these franchises resulted in increased net revenue of $353.2 million for the year ended March 31, 2004 as compared to the year ended March 31, 2003. Increases in net revenue from these franchises were partially offset by (1) a decrease in our Harry Potter franchise, as the fiscal 2004 title, Harry PotterTM: QuidditchTM World Cup, had no associated movie release, while our fiscal 2003 product, Harry Potter and the Chamber of SecretsTM, was released in conjunction with the blockbuster movie of the same title, (2) the termination of our Square EA joint venture agreement, and (3) a decrease in net revenue in our

Bond franchise as a result of the timing of the release of James Bond 007 TM: Everything or NothingTM (on all platforms except the Game Boy Advance) in the fourth quarter of fiscal 2004, as compared to the strong sales of James Bond 007: NIGHTFIRE TM, which was released in the third quarter of fiscal 2003. Together, lower sales in these franchises reduced net revenue by $176.8 million for the year ended March 31, 2004 as compared to the year ended March 31, 2003.

Europe

For fiscal 2004, net revenue in Europe increased by 34.3 percent as compared to fiscal 2003. We estimate foreign exchange rates (primarily the Euro and the British pound sterling) strengthened reported European net revenue by approximately $136 million or 15 percent for the year ended March 31, 2004. From a franchise perspective, the net revenue increase was primarily driven by higher sales of products released during the year ended March 31, 2004 in the following eleven franchises: Need for Speed, The Sims, FIFA Soccer, Lord of the RingsTM, Medal of Honor, Final Fantasy, SSX, Football Manager, Freedom Fighters, Tiger Woods/ PGA TOUR and Rugby. Increased sales in these franchises resulted in an increase in net revenue of $372.6 million for the year ended March 31, 2004 as compared to the year ended March 31, 2003. The increase was partially offset by (1) a decrease in our Harry Potter franchise, as the fiscal 2004 title, Harry Potter: Quidditch World Cup, had no associated movie release, while our fiscal 2003 product, Harry Potter and the Chamber of Secrets, was released in conjunction with the blockbuster movie of the same title, and (2) an expected decrease in sales of our World Cup franchise due to strong sales in the year ended March 31, 2003 in conjunction with the World Cup event and no similar event in the year ended March 31, 2004. Together, the two items noted above, reduced net revenue by $92.3 million for the year ended March 31, 2004 as compared to the year ended March 31, 2003.

Asia Pacific

For fiscal 2004, net revenue from sales in the Asia Pacific region, excluding Japan, increased by 10.4 percent as compared to fiscal 2003. The growth in net revenue was driven by the Need for Speed, The Sims and other franchises, partially offset by declines in the Harry Potter and World Cup franchises. We estimate foreign exchange rates strengthened reported Asia Pacific net revenue by approximately $15 million or 17 percent, for the year ended March 31, 2004. Excluding the effect of foreign exchange rates, we estimate that Asia Pacific net revenue decreased by approximately $6 million or 7 percent, for the year ended March 31, 2004.

Japan

For fiscal 2004, net revenue from sales in Japan decreased by 11.8 percent as compared to fiscal 2003 primarily due to declines in sales in the World Cup, Harry Potter and Final Fantasy franchises. In addition, we estimate that favorable changes in foreign exchange rates offset the decline in reported net revenue in Japan by approximately $6 million or 7 percent, for the year ended March 31, 2004.

Our worldwide net revenue by product line for fiscal years 2004 and 2003 was as follows (in thousands):

	Year Ended March 31,

					Increase/	%
	2004		2003		(Decrease)	Change

PlayStation 2	$1,314,758	44.4%	$910,693	36.7%	$404,065	44.4%
PC	469,692	15.9%	499,634	20.2%	(29,942)	(6.0%)
Xbox	384,320	13.0%	219,378	8.8%	164,942	75.2%
Nintendo GameCube	199,893	6.8%	176,656	7.1%	23,237	13.2%
Game Boy Advance	77,305	2.6%	79,093	3.2%	(1,788)	(2.3%)
Subscription Services	49,514	1.7%	44,648	1.8%	4,866	10.9%
PlayStation	29,619	1.0%	99,951	4.0%	(70,332)	(70.4%)

EA Studio Net Product Revenue	2,525,101	85.4%	2,030,053	81.8%	495,048	24.4%

Co-publishing and Distribution	398,221	13.5%	375,759	15.1%	22,462	6.0%
Advertising, Programming, Licensing, and Other	33,819	1.1%	76,432	3.1%	(42,613)	(55.8%)

Total Net Revenue	$2,957,141	100.0%	$2,482,244	100.0%	$474,897	19.1%

PlayStation 2

Net revenue from PlayStation 2 products increased from $910.7 million in fiscal 2003 to $1,314.8 million in fiscal 2004. As a percentage of total net revenue, sales of PlayStation 2 products increased by 7.7 percent in fiscal 2004. The increase in net revenue was primarily due to growth in the installed base and greater demand for our products.

PC

Net revenue from PC-based products decreased from $499.6 million in fiscal 2003 to $469.7 million in fiscal 2004. As a percentage of total net revenue, sales of PC products decreased by 4.3 percent in fiscal 2004. PC net revenue declined, largely due to declines of sales in the Harry Potter, World Cup and Bond franchises as discussed above, which were partially offset by an increase in sales of the Lord of the Rings franchise.

Xbox

Net revenue from Xbox products increased from $219.4 million in fiscal 2003 to $384.3 million in fiscal 2004. As a percentage of total net revenue, sales of Xbox products increased by 4.2 percent in fiscal 2004. The increase in net revenue was primarily due to growth in the installed base and greater demand for our products.

Nintendo GameCube

Net revenue from Nintendo GameCube products increased from $176.7 million in fiscal 2003 to $199.9 million in fiscal 2004. The increase in net revenue was primarily due to growth in the installed base of the Nintendo GameCube.

Subscription Services

In fiscal 2004, net revenue from subscription services products increased by $4.9 million to $49.5 million as compared to fiscal 2003. The increase in net revenue was primarily due to the number of users for Club Pogo (launched in July 2003) and Pogo Downloadables (launched in May 2003), partially offset by a decrease in subscription net revenue from The SimsTM Online, Ultima OnlineTM, and Earth & Beyond TM subscription services.

PlayStation

In fiscal 2004, net revenue from PlayStation products decreased by $70.3 million to $29.6 million as compared to fiscal 2003. We anticipated the decline in net revenue from PlayStation products as we continued to transition away from that platform. Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of current PlayStation products to continue to decline in the future.

Co-Publishing and Distribution

In fiscal 2004, net revenue from co-publishing and distribution products increased by $22.5 million to $398.2 million as compared to fiscal 2003. The increase was due to a $74.5 million increase in Europe primarily from increased sales in the Final Fantasy, Freedom Fighters and Battlefield franchises, partially offset by a decline in the Kingdom Hearts franchise in North America. Although co-publishing and distribution net revenue increased, it declined as a percentage of net revenue.

Advertising, Programming, Licensing and Other

In fiscal 2004, net revenue from advertising, programming, licensing and other products decreased by $42.6 million to $33.8 million as compared to fiscal 2003. The decrease was a result of expected declines in our advertising and programming net revenue following our renegotiation of the terms of our relationship with AOL during the three months ended June 30, 2003 and an expected decline in our Game Boy Color net revenue as we transitioned away from that platform.

Operations by Segment

In March 2003, we consolidated the operations of the EA.com business segment into our core business. We now consider online capability and gameplay to be integral to our existing and future products. Accordingly, beginning April 1, 2003, we no longer manage our online products and services as a separate business segment, and we have consolidated the reporting related to our online products and services into reporting for the overall development and publication of our core products for all reporting periods ending after that date. We believe that this will better reflect the way in which our Chief Executive Officer (our chief operating decision maker) reviews and manages our business and reflects the importance of our online products and services relative to the rest of our business. Concurrently, we have also eliminated separate reporting for our Class B common stock for all reporting periods ending after April 1, 2003. Fiscal 2003 and 2002 have been restated to conform with our fiscal 2004 presentation. See Note 18 of the Notes to Consolidated Financial Statements, included in Item 8 hereof.

Our view and reporting of business segments may change due to changes in underlying business facts and circumstances and the evolution of our reporting to our Chief Executive Officer.

Cost of Goods Sold

Cost of goods sold for our disk-based and cartridge-based products consists of (1) product costs, (2) certain royalty expenses for celebrities, professional sports and other organizations and independent software developers, (3) manufacturing royalties, net of volume discounts, (4) expenses for defective products, (5) write-off of post-launch prepaid royalty costs, and (6) operations expenses. Cost of goods sold for our online product subscription business consists primarily of data center and bandwidth costs associated with hosting our websites, credit card fees and royalties for use of third party properties. Cost of goods sold for our website advertising business primarily consists of ad serving costs.

Costs of goods sold for fiscal years 2004 and 2003 (in thousands):

March 31,	% of Net	March 31,	% of Net
2004	Revenue	2003	Revenue	% Change

$1,102,950	37.3%	$1,072,802	43.2%	2.8%

In fiscal 2004, cost of goods sold as a percentage of net revenue decreased by 5.9 percentage points to 37.3 percent from 43.2 percent for fiscal 2003 primarily due to a 3.3 percent decrease in product costs and a 2.8 percent decrease in royalty rates.

The 3.3 percent decrease in product costs was primarily a result of:

■	Lower co-publishing and distribution product costs, as a percentage of net revenue, due to a higher mix of co-publishing titles relative to distribution titles in fiscal 2004. Co-publishing titles generally have higher gross margins than distribution titles. Lower co-publishing and distribution costs, as a percentage of net revenue, increased total gross margin by 1.6 percent in fiscal 2004.
■	Lower average manufacturing costs increased total gross margin by 1.0 percent in fiscal 2004.
■	Lower period costs primarily due to improved inventory management in North America. Lower period costs increased total gross margin by 0.5 percent in fiscal 2004.

The 2.8 percent decrease in royalty rates was primarily the result of:

■	Decreased third-party development royalties primarily due to a higher mix of titles developed internally rather than externally in fiscal 2004. Significant titles that were developed internally in fiscal 2004 for which a comparable title had been developed externally in fiscal 2003 included James Bond 007: Everything or Nothing and The Lord of the Rings; The Return of the King. We estimate that lower development royalties increased gross margin by 1.9 percent, which was spread across multiple platforms.
■	Lower license royalties, as a percentage of net revenue, as Need for Speed Underground, our highest grossing title of fiscal 2004, had a significantly lower license royalty rate than Harry Potter and the Chamber of Secrets, our highest grossing title of fiscal 2003. Lower license royalties, as a percentage of net revenue, increased total gross margin by 1.1 percent in fiscal 2004.

We expect cost of goods sold as a percentage of net revenue to increase in fiscal 2005 as a result of (1) a gradual decrease in the average selling price due to the current-generation lifecycle, (2) overall product mix, and (3) higher license royalties as a percentage of net revenue.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs and advertising, marketing and promotional expenses, net of advertising expense reimbursements from third parties. In fiscal 2003, marketing and sales expense also included the amortization of the carriage fees payable for the distribution of our online games on AOL, which we are no longer required to pay. See Note 7 of the Notes to Consolidated Financial Statements, included in Item 8 hereof.

Marketing and sales expenses for fiscal years 2004 and 2003 (in thousands):

March 31,	% of Net	March 31,	% of Net
2004	Revenue	2003	Revenue	$ Change	% Change

$370,468	12.5%	$332,453	13.4%	$38,015	11.4%

Marketing and sales expenses increased by 11.4 percent in fiscal 2004 as compared to fiscal 2003 primarily due to:

■	An increase in our advertising, contract services and promotional expenses of $38.0 million as we incrementally increased our advertising campaigns to support the release of new titles.

■	A 13.6 percent increase in average headcount to further support the growth of our marketing and sales functions worldwide, which resulted in an increase to personnel-related costs of approximately $16.5 million.

The increase in marketing and sales expenses was partially offset by the discontinuance of carriage fee payments to AOL, which resulted in a decrease of $17.9 million.

As a percentage of net revenue, marketing and sales expenses declined from 13.4 percent in fiscal 2003 to 12.5 percent in fiscal 2004. Marketing and sales expenses included vendor reimbursements for advertising expenses of $44.8 million in fiscal 2004 and $28.2 million in fiscal 2003.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, and allowances for bad debts.

General and administrative expenses for fiscal years 2004 and 2003 (in thousands):

March 31,	% of Net	March 31,	% of Net
2004	Revenue	2003	Revenue	$ Change	% Change

$184,825	6.3%	$130,859	5.3%	$53,966	41.2%

General and administrative expenses increased by 41.2 percent, or 1.0 percent of net revenue, in fiscal 2004 compared to fiscal 2003 primarily due to:

■	An increase in depreciation expense of approximately $17.8 million primarily due to accelerated depreciation on equipment and software that are being replaced and to write-off assets that have been taken out of service.
■	An increase of approximately 9 percent, or $14.8 million, in personnel-related costs to support the continued growth of our business.
■	An increase in contributions of $8.5 million as we invest in our strategic university relationships.
■	An increase of approximately $11.5 million in professional services.
■	An increase of approximately $9.6 million in information technology and facilities expenses.

The increase in general and administrative expenses was partially offset by a decrease in bad debt expense of $9.1 million, primarily as a result of collecting on accounts that we had previously deemed uncollectible.

Research and Development

Research and development expenses consist of expenses incurred by our production studios for personnel-related costs, consulting, equipment depreciation and any impairment of prepaid royalties for pre-launch products. Research and development expenses for our online business include expenses incurred by our studios consisting of direct development costs and related overhead costs in connection with the development and production of our online games. Research and development expenses also include expenses associated with development of website content, network infrastructure direct expenses, software licenses and maintenance, and network and management overhead.

Research and development expenses for fiscal years 2004 and 2003 (in thousands):

March 31,	% of Net	March 31,	% of Net
2004	Revenue	2003	Revenue	$ Change	% Change

$510,858	17.3%	$400,990	16.1%	$109,868	27.4%

Research and development expenses increased by 27.4 percent, or 1.2 percentage points of net revenue, in fiscal 2004 compared to fiscal 2003 primarily due to:

■	Increases in personnel-related costs of $100.8 million of which approximately $64.3 million resulted from a 22.2 percent increase in average regular full-time employee headcount.

■	An overall increase in external development expenses of $23.4 million related to development of new products.

The increase in research and development expenses was partially offset by a decrease in depreciation and other operating expenses due to asset impairments recognized in the third and fourth quarters of fiscal 2003.

We expected increased research and development expenses in fiscal 2004 as we continued to support the global growth of our research and development capabilities. In recent quarters, we have developed a greater number of titles internally. We expect increased research and development spending to continue in fiscal 2005 due to the development of next-generation tools and technologies and to a lesser extent, increased spending on current-generation console products including the PlayStation 2, Xbox and Nintendo GameCube, as well as extending our investment in the development of games for the PC.

Amortization of Intangibles

Amortization of intangibles for fiscal years 2004 and 2003 (in thousands):

March 31,	% of Net	March 31,	% of Net
2004	Revenue	2003	Revenue	$ Change	% Change

$2,735	0.1%	$7,482	0.3%	$(4,747)	(63.4%)

Amortization of intangibles results primarily from our acquisitions of Westwood, Kesmai, DreamWorks Interactive, ABC Software, Pogo and other acquisitions. The decline in amortization was a result of the impairment charges taken in fiscal 2003.

Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges for fiscal years 2004 and 2003 (in thousands):

	March 31,	% of Net	March 31,	% of Net
	2004	Revenue	2003	Revenue	% Change

Restructuring Charges	$9,708	0.3%	$15,102	0.6%	(35.7%)
Asset Impairment Charges	$—	0.0%	$66,329	2.7%	(100.0%)

Fiscal 2004 Studio Restructuring

During the fourth quarter of fiscal 2004, we closed the majority of our leased studio facility in Walnut Creek, California and our entire owned studio facility in Austin, Texas. The studio closures were the result of a strategic decision to consolidate local development efforts in Redwood City, California. We recorded total pre-tax charges of $9.2 million, consisting of $7.0 million for consolidation of facilities, $1.7 million for workforce reductions and $0.5 million for the write-off of non-current assets, primarily leasehold improvements. The facilities charge included contractual rental commitments under the real estate lease for unutilized office space at our Walnut Creek location, offset by estimated future sub-lease income. The exit plans resulted in a workforce reduction of approximately 117 personnel in development and administrative departments, the majority of whom are expected to be terminated in the first quarter of fiscal 2005. In addition, we also expect immaterial charges to be incurred during the first quarter of fiscal 2005, primarily related to the Texas facility relocation.

Fiscal 2003 Studio Restructuring

During the third quarter of fiscal 2003, we closed our office located in San Francisco, California and our studio located in Seattle, Washington. The office and studio closures were the result of a strategic decision to consolidate local development efforts in Redwood City, California and Vancouver, British Columbia, Canada. We recorded total pre-tax charges of $9.4 million, consisting of $7.3 million for consolidation of facilities, $1.5 million for the write-off of non-current assets, primarily leasehold improvements, and $0.6 million for workforce reductions. The facilities charge was net of a reduction in deferred rent of $0.5 million. The exit plans resulted in a workforce reduction of approximately 33 personnel in development and administrative departments. The estimated costs for consolidation of facilities included contractual rental commitments under the real estate lease for unutilized office space, offset by estimated future sub-lease income.

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

Fiscal 2003 Online Restructuring

In March 2003, we consolidated the operations of EA.com into our core business, and eliminated separate reporting for its Class B common stock for all future reporting periods after fiscal 2003. We consider online functionality to be an integral component of our existing and future products.

During fiscal 2003, we recorded restructuring charges, including asset impairment, of $67.0 million, consisting of $1.8 million for workforce reductions, $2.3 million for consolidation of facilities and other administrative charges, and $62.9 million for the write-off of non-current assets. The estimated costs for workforce reduction included severance charges for terminated employees, costs for certain outplacement service contracts and costs associated with the tender offer to retire employee Class B options. The workforce reduction resulted in the termination of approximately 50 positions. The consolidation of facilities resulted in the closure of EA.com’s Chicago and Virginia facilities and an adjustment for the closure of EA.com’s San Diego studio in fiscal 2002. The estimated costs for consolidation of facilities and other administrative charges included contractual rental commitments under real estate leases for unutilized office space reduced by estimated future sub-lease income and costs to close the facilities.

As part of the restructuring efforts, we performed impairment tests under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to evaluate the recoverability of our long-lived assets and remaining finite-lived identifiable intangible assets utilized in the EA.com business. This test was performed in the fourth quarter of fiscal 2003 in conjunction with the overall valuation of the EA.com legal entity and its Class B common stock. In February 2003, our only outside holder of Class B common stock, AOL, exercised its right to exchange its Class B shares for shares of Class A common stock. In late December 2002, EA.com launched The Sims Online, an online game based on our “The Sims” line of PC games, which have sold over 20 million units worldwide. The Sims Online was expected to be EA.com’s flagship online subscription offering. As of March 31, 2003, the number of units sold and the number of subscribers for this product along with other EA.com revenue were significantly below our expectations. We considered these developments to be a triggering event under SFAS No. 144, which caused us to cancel most of our plans to develop similar online products that would have utilized long-lived assets associated with the EA.com business. Impairment charges on long-lived assets amounted to $62.9 million and included $24.9 million relating to impaired customized internal-use software systems for the EA.com infrastructure, $25.6 million for other long-lived assets and $12.4 million of finite-lived intangibles impairment charges relating to EA.com’s acquisitions of Kesmai Corporation and Pogo Corporation (now referred to as “Kesmai” and “Pogo”, respectively) studios. As of March 31, 2003, there were no finite-lived intangible balances remaining related to Kesmai and Pogo studios.

In conjunction with our annual policy to reassess the remaining useful lives of goodwill and certain indefinite-lived intangibles and test the recoverability of these long-lived assets in accordance with SFAS No. 142, our fair value based tests did not indicate an impairment of our recorded goodwill and certain indefinite-lived intangibles at the EA.com reporting unit level as of January 1, 2003. The remaining portion of Kesmai goodwill assets as of March 31, 2003 was $13.8 million. The remaining portion of Pogo goodwill assets as of March 31, 2003 was $15.9 million. There are no assurances that future impairment tests will not result in a charge to earnings and a corresponding write down of goodwill and certain indefinite-lived intangibles.

The following table reflects our unaudited pro forma consolidated basic earnings per share for the fiscal years ended 2003 and 2002 as if the consolidation of the operations of our EA.com business segment into our core business had occurred at the beginning of each of the periods presented (in thousands, except per share data):

	Year Ended March 31,

	2003	2002

Net income:
As reported	$317,097	$101,509
Pro forma	$317,097	$101,509
Earnings per share:
As reported	$1.17	$0.45
Pro forma	$1.12	$0.37
Number of shares used in computation:
As reported	281,978	273,665
Add: conversion of AOL and News Corp Class B	1,028	1,368
Pro forma	283,006	275,033

All restructuring charges recorded prior to December 31, 2002 were recorded in accordance with Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”, EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, and Staff Accounting Bulletin (“SAB”) No. 100, “Restructuring and Impairment Charges”. All restructuring charges recorded subsequent to December 31, 2002 were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then-current events and circumstances.

For further discussion on our restructurings and asset impairment charges, please see Note 6 in our Consolidated Financial Statements, included in item 8 hereof.

Interest and Other Income, Net

Interest and other income, net, for fiscal years 2004 and 2003 (in thousands):

March 31,	% of Net	March 31,	% of Net
2004	Revenue	2003	Revenue	$ Change	% Change

$20,963	0.7%	$5,222	0.2%	$15,741	301.4%

Interest and other income, net, in fiscal 2004 increased from fiscal 2003 primarily due to:

■	Interest income increased $7.9 million in fiscal 2004 as a result of higher average cash balances in the current year.
■	During the year ended March 31, 2003, we recorded $10.6 million for an other-than-temporary impairment of investments in affiliates, offset by income of $5.5 million recorded from our equity investment in Square EA, LLC.

Income Taxes

Income taxes for fiscal years 2004 and 2003 (in thousands):

March 31,	Effective	March 31,	Effective
2004	Tax Rate	2003	Tax Rate	% Change

$219,268	27.5%	$143,049	31.0%	53.3%

Our effective income tax rate reflects tax benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. The effective income tax rate was 27.5 percent for fiscal 2004 and 31.0 percent for fiscal 2003. The reduced effective income tax rate in fiscal 2004 primarily reflects the resolution of certain tax-related matters with the Internal Revenue Service in the fourth quarter of fiscal 2004, which lowered our income tax expense by $19.7 million and resulted in a 2.5 percent rate reduction and a change in the geographic mix of taxable income subject to lower tax rates.

We intend to indefinitely reinvest our international earnings outside the U.S. and, accordingly, have not provided U.S. taxes that would be incurred if such earnings were repatriated back to the U.S. Undistributed earnings of our foreign subsidiaries amounted to approximately $738.3 million at March 31, 2004.

We are currently projecting an effective income tax rate of approximately 29 percent for fiscal 2005. An effective income tax rate projection, which is inherently uncertain, is based on current tax law and current projections of the mix of income in various taxing jurisdictions and assumes no material changes in our business or the applicable tax or accounting rules.

Our actual effective income tax rates for fiscal 2005 and future periods can differ from the projected effective income tax rates due to a variety of factors, including changes in our business that were not taken into account in connection with our projection, a variation between the projected and actual mix of income between international and domestic operations, changes or interpretations to applicable tax laws and regulations, changes in the applicable accounting rules or our ability to realize deferred tax assets, or developments in tax audit matters with various tax authorities. For example, in the fourth quarter of fiscal 2004, we resolved certain tax-related matters with the Internal Revenue Service, which lowered our income tax expense by $19.7 million and resulted in a 2.5 percent rate reduction.

Finally, our projected effective income tax rate for fiscal 2005 does not take into account a new election that is available under the U.S. income tax rules regarding the allocation between U.S. and foreign jurisdictions tax deductions attributable to employee stock option compensation. If we take advantage of this election, it could detrimentally affect our effective income tax rate. We have not yet determined the impact that the election would have on our reported results.

Net Income

Net income for fiscal years 2004 and 2003 (in thousands):

March 31,	% of Net	March 31,	% of Net
2004	Revenue	2003	Revenue	$ Change	% Change

$577,292	19.5%	$317,097	12.8%	$260,195	82.1%

Reported net income increased in fiscal 2004 compared to fiscal 2003 primarily due to the reasons discussed above. Although the dollar amount of our expenses increased in fiscal 2004 as compared to fiscal 2003, net income as a percentage of net revenue increased to 19.5 percent as compared to 12.8 percent in fiscal 2003 because expenses, including our cost of goods sold, grew at a slower rate than did our net revenue.

Comparison of Fiscal 2003 to Fiscal 2002

Net Revenue

From a geographical perspective, our net revenue for the fiscal years ended March 31, 2003 and 2002 was as follows (in thousands):

	Year Ended March 31,
			Increase/	%
	2003	2002	(Decrease)	Change

North America	$1,435,718	$1,093,244	$342,474	31.3%

Europe	878,904	519,458	359,446	69.2%
Asia Pacific	87,569	53,376	34,193	64.1%
Japan	80,053	58,597	21,456	36.6%

International	1,046,526	631,431	415,095	65.7%

Consolidated Net Revenue	$2,482,244	$1,724,675	$757,569	43.9%

North America

For fiscal 2003, net revenue in North America increased by 31.3 percent as compared to fiscal 2002. From a franchise perspective, the net revenue increase was primarily driven by sales of products released during the year ended March 31, 2003 in the following nine franchises: Medal of Honor, Lord of the Rings, Kingdom Hearts, The Sims, Need for Speed, Harry Potter, NCAA Football, Bond and Tiger Woods/ PGA TOUR. Increased sales in these franchises resulted in increased net revenue of $451.1 million for the year ended March 31, 2003 as compared to the year ended March 31, 2002. The increase was offset by decreases in net revenue in our Final Fantasy, SSX and NBA Street franchises as none of these franchises had products released during fiscal 2003. Together, decreased sales in these franchises reduced net revenue by $108.1 million for the year ended March 31, 2003 as compared to the year ended March 31, 2002.

Europe

For fiscal 2003, net revenue in Europe increased by 69.2 percent as compared to fiscal 2002. From a franchise perspective, the net revenue increase was primarily driven by sales of products released during the year ended March 31, 2003 in the following eleven franchises: Lord of the Rings, Medal of Honor, The Sims, FIFA Soccer, Bond, World Cup, Harry Potter, Need for Speed, Battlefield, SimCityTM and Tiger Woods/ PGA TOUR. Increased sales in these franchises resulted in increased net revenue of $345.6 million for the year ended March 31, 2003 as compared to the year ended March 31, 2002.

Asia Pacific

For fiscal 2003, net revenue from sales in the Asia Pacific region, excluding Japan, increased by 64.1 percent compared to the year ended March 31, 2002. Our net revenue from sales of products on the PlayStation 2 and Xbox platforms increased by $15.7 and $6.3 million, respectively, for the year ended March 31, 2003 primarily due to the higher installed base on both platforms and the fact that 20 Xbox titles were available in the Asia Pacific region in 2003 as compared to three in 2002. Sales of co-publishing and distribution titles increased $11.1 million primarily due to sales of Final Fantasy X and Battlefield 1942 in fiscal 2003.

Japan

For fiscal 2003, net revenue from sales in Japan increased by 36.6 percent compared to fiscal 2002. The increase was due primarily to the higher PlayStation 2 installed base and strong sales of PlayStation 2 titles, most notably Medal of Honor FrontlineTM, 2002 FIFA World Cup and Project FIFA World Cup which generated an additional $15.7 million in net revenue in fiscal 2003. We also had an increase in revenues from co-publishing and distribution products of $11.0 million due in large part to sales of Final Fantasy 11. These increases were offset by a decrease in PlayStation revenue of $5.7 million.

Our worldwide net revenue by product line for fiscal 2003 and 2002 was as follows (in thousands):

	Year Ended March 31,

					Increase/	%
	2003		2002		(Decrease)	Change

PlayStation 2	$910,693	36.7%	$482,882	28.0%	$427,811	88.6%
PC	499,634	20.2%	456,292	26.5%	43,342	9.5%
Xbox	219,378	8.8%	78,363	4.5%	141,015	180.0%
Nintendo GameCube	176,656	7.1%	51,740	3.0%	124,916	241.4%
Game Boy Advance	79,093	3.2%	43,653	2.5%	35,440	81.2%
Subscription Services	44,648	1.8%	34,236	2.0%	10,412	30.4%
PlayStation	99,951	4.0%	189,535	11.0%	(89,584)	(47.3%)

EA Studio Net Product Revenue	2,030,053	81.8%	1,336,701	77.5%	693,352	51.9%

Co-publishing and Distribution	375,759	15.1%	269,010	15.6%	106,749	39.7%
Advertising, Programming, Licensing, and Other	76,432	3.1%	118,964	6.9%	(42,532)	(35.8%)

Total Net Revenue	$2,482,244	100.0%	$1,724,675	100.0%	$757,569	43.9%

PlayStation 2

Net revenue from sales of PlayStation 2 products increased from $482.9 million in fiscal 2002 to $910.7 million in fiscal 2003. As a percentage of total net revenue, sales of PlayStation 2 products increased by 8.7 percent in fiscal 2003. The increase in net revenue was primarily due to growth in the installed base and greater demand for our products. For example, in the U.S., the installed base for the PlayStation 2 increased approximately 115 percent, as compared to fiscal 2002, due in part to Sony’s hardware price cut in North America in May 2002.

PC

Net revenue from sales of titles for the PC increased in fiscal 2003 by 9.5 percent to $499.6 million as compared to $456.3 million in fiscal 2002. The increase was primarily due to strong sales of The Sims franchise titles, and the release of SimCity 4 TM, for a combined increase of $71.0 million, partially offset by lower net revenue from fiscal 2002 releases Black and White TM and Dune Emperor totaling $32.2 million. Although PC net revenue increased in fiscal 2003, PC net revenue declined as a percentage of net revenue as consumers migrated to console gameplay.

Xbox

Net revenue from sales of Xbox products increased from $78.4 million to $219.4 million, or 4.3 percent of net revenue, in fiscal 2003 as compared to fiscal 2002. The increase in net revenue was primarily due to growth in the installed base and greater demand for our products .. The installed base increased in fiscal 2003 due to the launch of Xbox in the United States in November 2001 and in Europe in March 2002. In fiscal 2002, there was only a short period (five months in the United States and one month in Europe) during which the consoles were available as compared to twelve months in fiscal 2003. As a result, we were able to release Xbox products during all of fiscal 2003.

Nintendo GameCube

Net revenue from Nintendo GameCube products increased from $51.7 million to $176.7 million, or 4.1 percent of net revenue, in fiscal 2003 as compared to fiscal 2002. The increase in net revenue for fiscal 2003 was primarily due to growth in the installed base of the Nintendo GameCube, which was available in every major market in which we operated during fiscal 2003. The Nintendo GameCube was launched in Japan in September 2001 and North America in November 2001, but not in Europe until May 2002.

Game Boy Advance

Net revenue from sales of Game Boy Advance titles increased in fiscal 2003 by 81.2 percent to $79.1 million as compared to $43.7 million in fiscal 2002, primarily due to increased net revenue in the Lord of the Rings and Harry Potter franchises and the increased number of Game Boy Advance titles available in fiscal 2003. In fiscal 2003, we released seven titles on the Game Boy Advance platform compared to three in fiscal 2002.

PlayStation

In fiscal 2003, net revenue from PlayStation products decreased by $89.6 million to $100.0 million as compared to fiscal 2002. The decrease in net revenue was attributable to the market transition to newer generation console systems and our transition away from that platform.

Co-Publishing and Distribution

Net revenue from co-publishing products and distribution products increased 39.7 percent to $375.8 million in fiscal 2003 compared to $269.0 million in fiscal 2002 primarily due to strong sales of hit titles including Kingdom Hearts, 1503 A.D. The New World and higher Battlefield 1942 franchise net revenue.

Advertising, Programming, Licensing and Other

In fiscal 2003, net revenue from advertising, programming, licensing and other products decreased by $42.5 million to $76.4 million as compared to fiscal 2002. The decrease was primarily a result of an expected decline in our Game Boy Color and Nintendo 64 net revenue as we transitioned away from those platforms. In addition, revenue derived from advertising on our online games sites decreased 16 percent in fiscal 2003 compared to the prior fiscal year primarily due to $3.8 million in lower advertising revenue generated from AOL and co-branded AOL online properties, and a $1.8 million decrease in online advertising purchased by online game companies that link their games sites to ours.

Cost of Goods Sold

Costs of goods sold for fiscal years 2003 and 2002 (in thousands):

March 31,	% of Net	March 31,	% of Net
2003	Revenue	2002	Revenue	% Change

$1,072,802	43.2%	$814,783	47.2%	31.7%

In fiscal 2003, cost of goods sold as a percentage of net revenue decreased by 4.0 percent to 43.2 percent in fiscal 2003 from 47.2 percent in fiscal 2002 primarily due to:

■	Higher PC margins resulting from (1) higher sales of wholly-owned intellectual properties such as SimCity 4 and Command & Conquer Generals, (2) lower developer royalties in general, and (3) higher average sales prices of our products. Higher PC margins increased our total gross margin by 1.7 percent.
■	Higher margins on co-publishing and distribution products primarily due to a higher volume of co-publishing products, which have a higher gross margin than distribution products, released in fiscal 2003, such as Battlefield 1942, Ty the Tasmanian Tiger and The Simpsons Road Rage. Higher margins on co-publishing and distribution products contributed 0.9 percent to our total gross margin.
■	Higher margins on PlayStation 2 products primarily due to volume discounts received from Sony and overall lower average manufacturing royalty rates, all of which contributed 0.8 percent to our total gross margin.

Marketing and Sales

Marketing and sales expenses for fiscal years 2003 and 2002 (in thousands):

March 31,	% of Net	March 31,	% of Net
2003	Revenue	2002	Revenue	$ Change	% Change

$332,453	13.4%	$241,109	14.0%	$91,344	37.9%

Marketing and sales expenses increased by 37.9 percent in fiscal 2003 compared to fiscal 2002 primarily due to:

■	Higher advertising spending of $46.1 million to support product releases on multiple platforms and across multiple territories including Madden NFLTM 2003, NBA Live 2003, The Lord of the Rings, The Two Towers, Harry Potter and the Chamber of Secrets, The Sims franchise titles and The Sims Online. Overall, we released 86 SKUs in fiscal 2003 versus 64 SKUs in fiscal 2002.
■	An increase in headcount and related expenses of $20.5 million to support the growth of our marketing and sales functions worldwide.

As a percentage of net revenue, marketing and sales expenses declined from 14.0 percent of net revenue in fiscal 2002 to 13.4 percent of net revenue in fiscal 2003. Marketing and sales includes vendor reimbursements for advertising expenses of $28.2 million in fiscal 2003 and $8.9 million in fiscal 2002.

General and Administrative

General and administrative expenses for fiscal years 2003 and 2002 (in thousands):

March 31,	% of Net	March 31,	% of Net
2003	Revenue	2002	Revenue	$ Change	% Change

$130,859	5.3%	$107,059	6.2%	$23,800	22.2%

General and administrative expenses increased by 22.2 percent in fiscal 2003 compared to fiscal 2002 primarily due to an increase in payroll costs of $26.9 million to support the increased growth of these functions worldwide.

As a percentage of net revenue, general and administrative expenses declined from 6.2 percent of net revenue in fiscal 2002 to 5.3 percent of net revenue.

Research and Development

Research and development expenses for fiscal years 2003 and 2002 (in thousands):

March 31,	% of Net	March 31,	% of Net
2003	Revenue	2002	Revenue	$ Change	% Change

$400,990	16.1%	$380,564	22.0%	$20,426	5.4%

Research and development expenses increased by 5.4 percent in fiscal 2003 compared to fiscal 2002 primarily due to additional headcount-related expenses, offset by lower advance write-offs and development spending on discontinued products in fiscal 2003.

As a percentage of revenue, research and development expenses declined from 22.0 percent of net revenue in fiscal 2002 to 16.1 percent of net revenue in fiscal 2003. Research and development includes vendor reimbursements for development expenses of $15.0 million in fiscal 2003 and $17.0 million in fiscal 2002.

Amortization of Intangibles

Amortization of intangibles for fiscal years 2003 and 2002 (in thousands):

March 31,	% of Net	March 31,	% of Net
2003	Revenue	2002	Revenue	$ Change	% Change

$7,482	0.3%	$25,418	1.5%	$(17,936)	(70.6%)

The decrease in amortization in fiscal 2003 of $17.9 million was primarily due to:

■	Adoption of SFAS No. 142 in fiscal 2003, which required us to stop amortizing goodwill. For fiscal 2002, amortization of goodwill totaled $13.1 million.
■	Certain identifiable intangible assets related to Westwood and DreamWorks were amortized in fiscal 2002, resulting in a decrease of $3.5 million.
■	Impairment of Pogo and Kesmai finite-lived intangible assets as a result of the restructuring of the EA.com segment in fiscal 2003 and 2002, resulting in lower amortization expense of $2.9 million.

In addition, we recorded intangible impairment charges relating to our restructuring of the EA.com business segment of $12.4 million in fiscal 2003 and $1.6 million in fiscal 2002. For further information, please see our discussion under “Restructuring and Asset Impairment Charges” below.

Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges for fiscal years 2003 and 2002 (in thousands):

	March 31,	% of Net	March 31,	% of Net
	2003	Revenue	2002	Revenue	% Change

Restructuring Charges	$15,102	0.6%	$7,485	0.4%	101.8%
Asset Impairment Charges	$66,329	2.7%	$12,818	0.8%	417.5%

For a discussion of our Fiscal 2003 restructurings, please refer to “Comparison of Fiscal 2004 to Fiscal 2003” above.

Fiscal 2002 Restructuring

In October 2001, we announced a restructuring plan for EA.com. The restructuring initiatives involved strategic decisions to discontinue certain product offerings and focus only on key online priorities that aligned with our fiscal 2003 operational objectives. A concurrent workforce reduction resulted in the termination of approximately 270 positions.

During fiscal 2002, we recorded restructuring charges of $20.3 million, consisting of $4.2 million for workforce reductions, $3.3 million for consolidation of facilities and other administrative charges, and $12.8 million for the write-off of non-current assets and facilities. The estimated costs for workforce reduction included severance charges for terminated employees and costs for certain outplacement service contracts. The consolidation of facilities resulted in the closure of EA.com’s San Diego studio and consolidation of its San Francisco and Virginia facilities. The estimated costs for consolidation of facilities included contractual rental commitments under real estate leases for unutilized office space offset by estimated future sub-lease income, costs to close or consolidate facilities, and costs to write off a portion of the assets from these facilities. Impairment charges on long-lived assets amounted to $12.8 million and included $11.2 million relating to abandoned technologies consisting of customized internal-use software systems for the EA.com infrastructure, $1.0 million of Kesmai intangibles impairment because associated products and services were discontinued and $0.6 million of goodwill charges relating to EA.com’s San Diego studio closure. The remaining portion of Kesmai assets as of March 31, 2002 was $15.9 million, consisting of $13.1 million of goodwill and $2.8 million of intangibles relating to Kesmai’s developed and core technology and acquired workforce.

For further discussion on our restructurings and asset impairment charges, please see Note 6 in our Consolidated Financial Statements, included in item 8 hereof.

Interest and Other Income, Net

Interest and other income, net, for fiscal years 2003 and 2002 (in thousands):

March 31,	% of Net	March 31,	% of Net
2003	Revenue	2002	Revenue	$ Change	% Change

$5,222	0.2%	$12,848	0.7%	$(7,626)	(59.4%)

Interest and other income, net, in fiscal 2003 decreased from fiscal 2002 primarily due to an other-than-temporary impairment of investments in affiliates of $10.6 million in fiscal 2003, partially offset by higher interest income in fiscal 2003 of $5.1 million, as a result of higher average cash balances during the fiscal year.

Income Taxes

Income taxes for fiscal years 2003 and 2002 (in thousands):

March 31,	Effective	March 31,	Effective
2003	Tax Rate	2002	Tax Rate	% Change

$143,049	31.0%	$45,969	31.0%	211.2%

Our effective tax rate was 31.0 percent for fiscal 2003 and fiscal 2002.

Net Income

Net income for fiscal years 2003 and 2002 (in thousands):

March 31,	% of Net	March 31,	% of Net
2003	Revenue	2002	Revenue	$ Change	% Change

$317,097	12.8%	$101,509	5.9%	$215,588	212.4%

Reported net income increased in fiscal 2003 compared to fiscal 2002 primarily due to the reasons discussed above. Although the dollar amount of expenses rose in fiscal 2003 versus fiscal 2002, net income as a percentage of net revenue increased to 12.8 percent versus 5.9 percent as expenses grew at a slower rate than did our net revenue.

Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) are owned by equity investors who lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. With regard to VIEs already in existence prior to February 1, 2003, the implementation of FIN 46 was delayed and currently applies to the first fiscal year or interim period beginning after December 15, 2003. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date (i) we will be the primary beneficiary of an existing VIE that will require consolidation, or (ii) we will hold a significant variable interest in, or have significant involvement with, an existing VIE. We adopted FIN 46 in the quarter ended December 31, 2003; however, it did not have a material impact on our consolidated financial position or results of operations.

In January 2003, the Emerging Issues Task Force reached consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables requires that such deliverables be accounted for separately. EITF 00-21 allows for prospective adoption for arrangements entered into after June 15, 2003 or adoption via a cumulative effect of a change in accounting principle. We adopted EITF 00-21 in the quarter ended June 30, 2003; however, it did not have a material impact on our consolidated financial position or results of operations.

In March 2004, the Emerging Issues Task Force ratified the consensus reached on paragraphs 6 through 23 of Issue No. 03-01 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 requires that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124,

“Accounting for Certain Investments Held by Not-for-Profit Organizations” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. We adopted EITF 03-1 in the year ended March 31, 2004; however, it did not have a material impact on the disclosures in our Consolidated Financial Statements.

In March 2004, the FASB, issued an exposure draft on the Proposed Statement of Financial Accounting Standards, “Share-Based Payment — an amendment of FASB Statements No. 123 and 95”. The proposed statement addresses the accounting for share-based payment transactions with employees and other third-parties. The proposed standard would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require that such transactions be accounted for using a fair-value-based method. If the final standard is approved as currently drafted in the exposure draft, it would have a material impact on the amount of earnings we report. Management has not yet determined the impact that the proposed statement will have on our business.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended

	March 31,	March 31,	Increase/
	2004	2003	(Decrease)
(In millions)
Cash, cash equivalents and short-term investments	$2,414	$1,588	$826
Marketable equity securities	1	1	—

	$2,415	$1,589	$826

Percentage of total assets	71.0%	67.3%

	Year Ended

	March 31,	March 31,	Increase/
	2004	2003	(Decrease)
(In millions)
Cash provided by operating activities	$669	$714	$(45)
Cash provided by (used in) investing activities	288	(463)	751
Cash provided by financing activities	225	132	93
Effect of foreign exchange on cash and cash equivalents	18	14	4

Net increase in cash and cash equivalents	$1,200	$397	$803

Changes in Cash Flow

During the year ended March 31, 2004, we generated $669.3 million of cash from operating activities compared to $714.5 million for the year ended March 31, 2003. This decline was primarily the result of our fourth quarter sales in fiscal 2004 occurring later in the quarter as compared to fiscal 2003, particularly in Europe. We expect to continue to generate similar levels of operating cash flow in fiscal 2005. For the year ended March 31, 2004, our primary use of cash in non-operating activities consisted of $89.6 million in capital expenditures, primarily related to the expansions of our Los Angeles and Vancouver studios. These non-operating expenditures were offset by net proceeds of $371.8 million in short-term investments and $227.8 million in proceeds from the sale of our common stock through stock plans during the year ended March 31, 2004.

Receivables, Net

Our gross accounts receivable balance was $366.6 million and $246.7 million as of March 31, 2004 and March 31, 2003, respectively. The increase in our accounts receivable balance was primarily due to our fourth quarter sales in fiscal 2004 occurring later in the quarter as compared to fiscal 2003, particularly in Europe. We expect to collect a substantial portion of these amounts in the three months ended June 30, 2004. Reserves for sales returns, pricing allowances and doubtful accounts decreased from $164.6 million as of March 31, 2003 to $154.7 million as of March 31, 2004. Both the sales return and price protection reserves decreased in absolute dollars and as a percentage of trailing six and nine month net revenue as of March 31,

2004. We believe these reserves are adequate based on historical experience and our current estimate of potential returns and allowances.

Inventories

Inventories increased to $55.1 million as of March 31, 2004 from $39.7 million as of March 31, 2003 primarily due to overall growth in Europe. We typically have a higher inventory balance, as a percentage of net revenue, on hand in Europe compared to North America, due to the need to provide multiple language versions of each title in that region. No single title represented more than $4.0 million of inventory as of March 31, 2004.

Other Current Assets

Other current assets increased to $143.9 million as of March 31, 2004 from $83.5 million as of March 31, 2003 primarily due to increases in volume rebates and advertising credits owed to us by our suppliers and VAT receivable, both relating to the growth of our business, offset by lower prepaid royalties as we continue to increase internal title development.

Accounts Payable

Accounts payable increased to $114.1 million as of March 31, 2004 from $106.3 million as of March 31, 2003 primarily due to the higher sales volume we experienced in the fourth quarter of fiscal 2004 as compared to fiscal 2003.

Accrued and Other Liabilities

Our accrued and other liabilities increased to $608.2 million as of March 31, 2004 from $464.5 million as of March 31, 2003, as a result of the overall increase in our sales and related operational expenses and profit. The increase was due to increases in income taxes payable, accrued compensation and benefits, accrued development, deferred revenue and VAT payable. We anticipate our accrued and other liabilities balance to decline following our tax and bonus payments during the three months ended June 30, 2004.

Financial Condition

We believe the existing cash, cash equivalents, short-term investments, marketable equity securities and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, capital expenditures and potential future acquisitions or strategic investments. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise. There can be no guarantee that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

A portion of our cash is generated from operations domiciled in foreign tax jurisdictions (approximately $554.4 million as of March 31, 2004) that is designated as indefinitely reinvested in the respective tax jurisdiction. While we have no plans to repatriate these funds to the United States in the short-term, if we were required to do so to fund our operations in the United States, we would accrue and pay additional taxes in connection with their repatriation.

On January 8, 2004, we filed an amended registration statement on Form S-3 with the Securities and Exchange Commission. This registration statement, including the base prospectus contained therein, became effective on January 15, 2004 and uses a “shelf” registration process. This shelf registration statement allows us, at any time, to offer any combination of securities described in the prospectus in one or more offerings up to a total amount of $2.0 billion. Unless otherwise specified in a prospectus supplement accompanying the base prospectus, we will use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes, including for working capital, financing capital expenditures, research and development, marketing and distribution efforts and, if opportunities arise, for acquisitions or strategic alliances. Pending such uses, we may invest the net proceeds in interest-bearing securities. In addition, we may conduct concurrent or other financings at any time.

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

Contractual Obligations and Commercial Commitments

Letters of Credit

In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables of up to 8.0 million Euros. The standby letter of credit expires in July 2005. As of March 31, 2004, we had 0.2 million Euros payable to Nintendo of Europe covered by this standby letter of credit.

In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC in replacement of our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to $1.1 million. The standby letter of credit expires in December 2006. As of March 31, 2004, we did not have a payable balance on this standby letter of credit.

Development, Celebrity, League and Content Licenses: Payments and Commitments

The products produced by our studios are designed and created by our employee designers, artists, software programmers and by non-employee software developers (“independent artists” or “third-party developers”). We typically advance development funds to the independent artists and third-party developers during development of our games, usually in installment payments made upon the completion of specified development milestones. These payments are considered advances against subsequent royalties based on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers. In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA and UEFA (professional soccer); NASCAR (stock car racing); John Madden (professional football); National Basketball Association (professional basketball); PGA TOUR (professional golf); Tiger Woods (professional golf); National Hockey League and NHLPA (professional hockey); Warner Bros. (Harry Potter, Catwoman and Superman); MGM/ Danjaq (James Bond); New Line Productions (The Lord of the Rings); National Football League and Players Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); ISC (stock car racing); Major League Baseball Properties; MLB Players Association (professional baseball) and Island Def Jam (fighting). These developer and content license commitments represent the sum of (i) the cash payments due under non-royalty-bearing licenses and services agreements, and (ii) the minimum payments and advances against royalties due under royalty-bearing licenses and services agreements. These minimum guarantee payments and marketing commitments are included in the following table.

The following table summarizes our minimum contractual obligations and commercial commitments as of March 31, 2004, and the effect we expect them to have on our liquidity and cash flow in future periods (in thousands):

				Commercial
	Contractual Obligations			Commitments

Fiscal Year		Developer/		Bank and	Letters
Ended		Licensee		Other	of
March 31,	Leases(1)	Commitments	Marketing	Guarantees	Credit	Total

2005	$20,234	$42,691	$24,744	$2,234	$305	$90,208
2006	23,041	36,962	7,167	234	—	67,404
2007	17,254	12,789	4,152	204	—	34,399
2008	14,132	16,003	4,152	204	—	34,491
2009	9,816	10,503	4,152	203	—	24,674
Thereafter	35,758	11,307	—	203	—	47,268

Total	$120,235	$130,255	$44,367	$3,282	$305	$298,444

(1)	See discussion on operating leases in the “Off-Balance Sheet Commitments” section herein and Note 10 in the Notes to Consolidated Financial Statements, included in Item 8 hereof, for additional information.

The lease commitments disclosed above exclude commitments included in our restructuring activities for contractual rental commitments of $31.3 million under real estate leases for unutilized office space, offset by $18.4 million of estimated future sub-lease income. These amounts were expensed in the periods of the related restructuring and are included in our accrued liabilities reported on our Consolidated Balance Sheet as of March 31, 2004. Please see Note 6 in the Notes to Consolidated Financial Statements, included in Item 8 hereof, for additional information.

Transactions with Related Parties

Transactions with Executive Officers

On June 24, 2002, we agreed to loan Warren Jenson $4,000,000, to be forgiven over four years based on his continuing employment. Two million dollars of the note will be forgiven after two years employment (at which time we will provide Mr. Jenson the funds required to offset the tax implications of the forgiveness), and the remainder forgiven after four years. No additional funds will be provided to offset the tax implications of the forgiveness of the second two million dollars. The loan does not bear interest. The entire balance of the loan was outstanding as of June 1, 2004.

In April 2002, we agreed to pay certain taxes incurred by Bruce McMillan, Executive Vice President, Group Studio General Manager, Worldwide Studios, arising from his temporary employment with us in the United Kingdom. Mr. McMillan agreed to reimburse us for those payments upon receipt of his corresponding tax refund from the Canadian taxing authorities. We subsequently paid approximately $168,704 and $32,931 in October 2002 and April 2003, respectively, to the UK Inland Revenue for taxes incurred by Mr. McMillan. In May 2003, Mr. McMillan became an executive officer of Electronic Arts. As of January 22, 2004, Mr. McMillan had repaid us the entire amount of the tax payments we made on his behalf.

OFF-BALANCE SHEET COMMITMENTS

Lease Commitments

We lease certain of our current facilities and certain equipment under non-cancelable operating lease agreements. We are required to pay property taxes, insurance and normal maintenance costs for certain of our facilities and will be required to pay any increases over the base year of these expenses on the remainder of our facilities.

In February 1995, we entered into a build-to-suit lease with a third party for our headquarters facility in Redwood City, California, which was refinanced with Keybank National Association in July 2001 and expires in July 2006. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13,

“Accounting for Leases”, as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. We have an option to purchase the property (land and facilities) for a maximum of $145.0 million or, at the end of the lease, to arrange for (i) an extension of the lease or (ii) sale of the property to a third party while we retain an obligation to the owner for approximately 90 percent of the difference between the sale price and the guaranteed residual value of up to $128.9 million if the sales price is less than this amount, subject to certain provisions of the lease.

In December 2000, we entered into a second build-to-suit lease with Keybank National Association for a five-year term beginning December 2000 to expand our Redwood City, California headquarters facilities and develop adjacent property adding approximately 310,000 square feet to our campus. Construction was completed in June 2002. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities provide space for marketing, sales and research and development. We have an option to purchase the property for a maximum of $130.0 million or, at the end of the lease, to arrange for (i) an extension of the lease, or (ii) sale of the property to a third party while we retain an obligation to the owner for approximately 90 percent of the difference between the sale price and the guaranteed residual value of up to $118.8 million if the sales price is less than this amount, subject to certain provisions of the lease.

We believe the estimated fair values of both properties under these operating leases are in excess of their respective guaranteed residual values as of March 31, 2004.

For the two lease agreements with Keybank National Association, as described above, the lease rates are based upon the Commercial Paper Rate and require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of March 31, 2004.

		Actual as of
Financial Covenants	Requirement	March 31, 2004

Consolidated Net Worth	$1,684 million	$2,678 million
Fixed Charge Coverage Ratio	3.00	31.15
Total Consolidated Debt to Capital	60%	8.5%
Quick Ratio — Q1 & Q2	1.00	N/A
Q3 & Q4	1.75	10.55

In July 2003, we entered into a lease agreement with an independent third party (“the Landlord”) for a studio facility in Los Angeles, California, which commenced in October 2003 and expires in September 2013 with two five-year options to extend the lease term. Additionally, we have options to purchase the property after five and ten years based on the fair market value of the property at the date of sale, a right of first offer to purchase the property upon terms offered by the landlord, and a right to share in the profits from a sale of the property. We have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. Existing campus facilities comprise a total of 243,000 square feet and provide space for research and development functions. Our rental obligation under this agreement is $50.2 million over the initial ten-year term of the lease. We are taking possession of the property over a period of 18 months as the facilities become available for use. This commitment is offset by sublease income of $5.8 million for the sublet to an affiliate of the Landlord of 18,000 square feet of the Los Angeles facility, which commenced in October 2003 and expires in September 2013 with options of early termination by the affiliate after five years and by EA after four and five years.

INFLATION

We believe the impact of inflation on our results of operations has not been significant for each of the past three fiscal years.

RISK FACTORS

Our business is subject to many risks and uncertainties, which may affect our future financial performance. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may harm our business and financial performance. If any of the events or circumstances described below occurs, our business and financial performance could be harmed, our actual results could differ materially from our expectations, and the market value of our securities could decline.

The success of our business is highly dependent on being able to predict which new videogame platforms will be successful, and on the market acceptance and timely release of those platforms.

We derive most of our revenue from the sale of products for play on videogame platforms manufactured by third parties, such as Sony’s PlayStation 2. Therefore, the success of our products is driven in large part by the success of new videogame hardware systems and our ability to accurately predict which platforms will be most successful in the marketplace. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. If the platforms for which we are developing products are not released when anticipated or do not attain wide market acceptance, our revenue growth will suffer, we may be unable to fully recover the resources we have committed, and our financial performance will be harmed.

Our platform licensors set the royalty rates and other fees that we must pay to publish games for their platforms, and therefore have significant influence on our costs. If one or more of the platform licensors adopt a different fee structure for future game consoles or we are unable to obtain such licenses, our profitability will be materially impacted.

In the next few years, we expect our platform licensors to introduce new game machines into the market. In order to publish products for a new game machine, we must take a license from the platform licensor which gives the platform licensor the opportunity to set the fee structure that we must pay in order to publish games for that platform. Similarly, the platform licensors have retained the flexibility to change their fee structures for online gameplay and features for their consoles. The control that platform licensors have over the fee structures for their future platforms and online access makes it difficult for us to predict our costs and profitability in the medium to long term. It is also possible that platform licensors will not renew our licenses. Because publishing products for videogame consoles is the largest portion of our business, any increase in fee structures or failure to secure a license relationship would have a significant negative impact on our business model and profitability.

Our business is both seasonal and cyclical. If we fail to deliver our products at the right times, our sales will suffer.

Our business is highly seasonal, with the highest levels of consumer demand, and a significant percentage of our revenue, occurring in the December quarter. If we miss this key selling period, due to product delays or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately. Our industry is also cyclical. Videogame platforms have historically had a life cycle of four to six years. As one group of platforms is reaching the end of its cycle and new platforms are emerging, consumers often defer game software purchases until the new platforms are available, causing sales to decline. This decline may not be offset by increased sales of products for the new platform. For example, following the launch of Sony’s PlayStation2 platform, we experienced a significant decline in revenue from sales of products for Sony’s older PlayStation game console, which was not immediately offset by revenue generated from sales of products for the PlayStation2 platform.

Our business is intensely competitive and increasingly “hit” driven. If we do not continue to deliver “hit” products, our success will be limited.

Competition in our industry is intense, and new products are regularly introduced. A relatively small number of “hit” titles accounts for a significant portion of total sales. For example, during calendar year 2003, approximately 19 percent of the sales of videogames in North America consisted of only 20 “hit” products. If our competitors develop more successful products, or if we do not continue to develop consistently high-quality products, our revenue and profitability will decline.

If we are unable to maintain or acquire licenses to intellectual property, we will publish fewer hit titles and our revenue, profitability and cash flows will decline. Competition for these licenses may make them more expensive and increase our costs.

Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from the major sports leagues and players associations. Similarly, many of our hit EA GAMES franchises, such as Bond, Harry Potter and Lord of the Rings, are based on key film and literary licenses. Competition for these licenses is intense. If we are unable to maintain these licenses and obtain additional licenses with significant commercial value, our revenues and profitability will decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs.

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

Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our products, and the need to refine and tune our products prior to their release. We have in the past experienced development delays for several of our products. Failure to meet anticipated production or “go live” schedules may cause a shortfall in our revenue and profitability and cause our operating results to be materially different from expectations. Delays that prevent release of our products during peak selling seasons or in conjunction with specific events, such as the release of a related movie or the beginning of a sports season or major sporting event, could adversely affect our financial performance.

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

The market for technical, creative, marketing and other personnel essential to the development and marketing of our products and management of our businesses is extremely competitive. Our leading position within the interactive entertainment industry makes us a prime target for recruiting of executives and key creative talent. If we cannot successfully recruit and retain the employees we need, or replace key employees following their departure, our ability to develop and manage our businesses will be impaired.

Our platform licensors are our chief competitors and frequently control the manufacturing of and/or access to our videogame products. If they do not approve our products, we will be unable to ship to our customers.

Our agreements with hardware licensors (such as Sony for the PlayStation 2, Microsoft for the Xbox and Nintendo for the Nintendo GameCube) typically give significant control to the licensor over the approval and manufacturing of our products, which could, in certain circumstances, leave us unable to get our products approved, manufactured and shipped to customers. These hardware licensors are also our chief competitors. In most events, control of the approval and manufacturing process by the platform licensors increases both our manufacturing lead times and costs as compared to those we can achieve independently. While we believe that our relationships with our hardware licensors are currently good, the potential for these licensors to delay or refuse to approve or manufacture our products exists. Such occurrences would harm our business and our financial performance.

We compete directly with Microsoft and Sony for sales of products with online capabilities. We also require compatibility code and the consent of each in order to include online capabilities in our products for their respective platforms. As online capabilities for videogame platforms become more significant, Microsoft and Sony could restrict our ability to provide online capabilities for our console platform products. If Microsoft or Sony refused to approve our products with online capabilities or significantly impacted the financial terms on which these services are offered to our customers, our business could be harmed.

Our international net revenue is subject to currency fluctuations.

For the year ended March 31, 2004, international net revenue comprised 45 percent of total net revenue. For the fiscal year ended March 31, 2003, international net revenue comprised 42 percent of total consolidated net revenue. We expect foreign sales to continue to account for a significant and growing portion of our revenue. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the dollar. While we utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables), and foreign currency option contracts to hedge some foreign currency forecasted transactions (primarily related to revenue generated by our operational subsidiaries), our results of operations and financial condition may, nonetheless, be adversely affected by foreign currency fluctuations.

Our reported financial results could be affected if significant changes in current accounting principles are adopted.

Recent actions and public comments from the SEC have focused on the integrity of financial reporting generally. Similarly, Congress has considered a variety of bills that could affect certain accounting principles. The FASB and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, such as accounting for stock options, some of which represent a significant change from current practices. For example, changes in our accounting for stock options could materially increase our reported expenses.

Our stock price has been volatile and may continue to fluctuate significantly.

As a result of the factors discussed in this report, general economic conditions, and other factors that may arise in the future, the market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to factors specific to us, to changes in analysts’ earnings estimates, to factors affecting the computer, software, Internet, entertainment, media or electronics businesses, or to national and international economic conditions.

The majority of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.

In the U.S. in fiscal 2004, over 70 percent of our sales were made to six key customers. In Europe, our top ten customers accounted for over 35 percent of our sales in that territory in fiscal 2004. Worldwide, we had direct sales to one customer, Wal-Mart Stores, Inc., which represented 13 percent of total net revenue in fiscal 2004. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. Additionally, our receivables from these large customers increase significantly in the December quarter as they stock up for the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers.

Acquisitions, investments and other strategic transactions could result in operating difficulties, dilution to our investors and other negative consequences.

We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions, including (1) acquisitions of companies, businesses, intellectual properties, and other assets, and (2) investments in new interactive entertainment businesses (for example, online and mobile games). Any of these strategic transactions could be material to our financial condition and results of operations. Although we regularly search for opportunities to engage in strategic transactions, we may not be successful in identifying suitable opportunities. We may not be able to consummate potential acquisitions or investments or an acquisition or investment may not enhance our business or may decrease rather than increase our earnings. In addition, the process of integrating an acquired company or business, or successfully exploiting acquired intellectual property or other assets, could divert a significant amount of our management’s time and focus and may create unforeseen operating difficulties and expenditures. Additional risks we face include:

■	The need to implement or remediate controls, procedures and policies appropriate for a public company in an acquired company that prior to the acquisition lacked these controls, procedures and policies,
■	Cultural challenges associated with integrating employees from an acquired company or business into our organization,
■	Retaining employees from the businesses we acquire,
■	The need to integrate an acquired company’s accounting, management information, human resource and other administrative systems to permit effective management, and
■	To the extent that we engage in strategic transactions outside of the United States, we face additional risks, including risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Future acquisitions and investments could involve the issuance of our equity securities, potentially diluting our existing stockholders, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Our stockholders may not have the opportunity to review, vote on or evaluate future acquisitions or investments.

We have begun the implementation of a common set of financial information systems throughout our worldwide organization, which, if not completed in a successful and timely manner, could impede our ability to accurately process, prepare and analyze important financial data.

As part of our effort to improve efficiencies throughout our worldwide organization, we have begun the implementation of a common set of practices, processes and financial information systems. The successful conversion from our current financial information systems to new financial information systems entails a number of risks due to the complexity of the conversion and implementation process. Such risks include verifying the accuracy of the business data and information prior to conversion, the actual conversion of that data and information to the new systems and then using that business data and information in the new systems after the conversion. In addition, because the implementation is company-wide, there is a need for substantial and comprehensive company-wide employee training. While testing of these new systems and processes and training of employees are done in advance of implementation, there are inherent limitations in our ability to simulate a full-scale operating environment in advance of implementation. Finally, there can be no assurance that the conversion to, and the implementation of, the new financial information systems will not impede our ability to accurately and timely process, prepare and analyze the financial data we use in making operating decisions and which form the basis of the financial information we include in the periodic reports we file with the SEC.

Our products are subject to the threat of piracy by a variety of organizations and individuals. If we are not successful in combating and preventing piracy, our sales and profitability could be harmed significantly.

In many countries around the world, more pirated copies of our products are sold than legitimate copies. Though piracy has not had a material impact on our operating results to date, highly organized pirate operations have been expanding globally. In addition, the proliferation of technology designed to circumvent the protection measures we use in our products, the availability of broadband access to the Internet, the ability to download pirated copies of our games from various Internet sites, and the widespread proliferation of Internet cafes using pirated copies of our products, all have contributed to ongoing and expanding piracy. Though we take steps to make the unauthorized copying and distribution of our products more difficult, as do the manufacturers of consoles on which our games are played, neither our efforts nor those of the console manufacturers may be successful in controlling the piracy of our products. This could have a negative effect on our growth and profitability in the future.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange forward and option contracts used to either mitigate or hedge foreign currency exposures and short-term investments are subject to market risk. We do not consider our cash and cash equivalents to be subject to interest rate risk due to their short maturities. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Risk

We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency denominated assets and liabilities, primarily certain intercompany receivables and payables. Our foreign exchange forward contracts are accounted for as derivatives whereby the gains and losses on these contracts are reflected in the Consolidated Statements of Operations. Gains and losses on open contracts at the end of each accounting period resulting from changes in the forward rate are recognized in earnings and are designed to offset gains and losses on the underlying foreign-currency-denominated assets and liabilities. As of March 31, 2004, we had foreign exchange forward contracts, all with maturities of less than one month, to sell approximately $189.6 million in foreign currencies, consisting primarily of British Pounds, Euros, Japanese Yen and other currencies. Of this amount, $172.3 million represents contracts to sell foreign currency in exchange for U.S. dollars and $17.3 million represents contracts to sell foreign currency in exchange for British Pounds.

From time to time, we hedge some of our foreign currency risk related to anticipated future sales transactions by purchasing option contracts that generally have maturities of 15 months or less. If qualified, these transactions are designated as cash flow hedges. For the year ended March 31, 2004, we recognized a loss of $1.6 million in earnings associated with the time value of these option contracts.

The counterparties to these forward and options contracts are creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding our efforts to mitigate some foreign exchange risks, there can be no assurances that our mitigating activities will adequately protect us against the risks associated with foreign currency fluctuations.

The following table provides information about our foreign currency forward and option contracts as of March 31, 2004. The information is provided in U.S. dollar equivalents and presents the notional amount (forward or option amount), the weighted-average contractual foreign currency exchange rates and fair value. The fair value of our forward and option contracts is recorded in other current assets on our Consolidated Balance Sheets.

		Weighted-
	Notional	Average
	Amount	Contract Rate	Fair Value

(In thousands, except contract rates)
Foreign currency to be sold under contract:
British Pound	$84,222	1.8490	$967
Euro	48,002	1.2308	96
Japanese Yen	14,730	0.0094	23
Swedish Krona	12,022	0.1336	255
Danish Krone	8,092	0.1651	95
Australian Dollar	7,506	0.7506	43
Norwegian Krone	5,848	0.1462	89
Swiss Franc	4,773	0.7956	41
South African Rand	4,392	0.1514	59

Total	$189,587		$1,668

Foreign currency to be purchased under contract:
British Pound	$17,274	1.8319	$(19)

Option contracts purchased
Euro	$84,868	1.1316	$1,257

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Though we maintain sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity, currently, the majority of our investments are callable by the issuer. As there can be no assurance as to how long these investments will be held, we classify these securities as short-term investments based on call date.

As of March 31, 2004, our cash equivalents and short-term investments included $2.3 billion of debt securities, consisting primarily of U.S. agency bonds, money market funds and municipal securities. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The table below presents the amounts (in thousands) and related weighted-average interest rates of our investment portfolio as of March 31, 2004:

	Weighted-
	Average
	Interest Rate	Cost	Fair Value

Cash equivalents(1)
Fixed rate	1.59%	$698,479	$699,076
Variable rate	1.41%	1,292,186	1,292,204

Short-term investments(1)(2)
Fixed rate	1.69%	214,972	214,483
Variable rate	1.42%	50,000	49,978

		$2,255,637	$2,255,741

(1)	See definition in Note 1 of the Notes to Consolidated Financial Statements, included in Item 8 hereof.

(2)	Maturity dates for short-term investments range from 10 months to 28 months with call dates ranging from 3 months to 5 months.

Item 8:	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements of Electronic Arts Inc. and Subsidiaries:
Consolidated Balance Sheets as of March 31, 2004 and 2003	55
Consolidated Statements of Operations for the Years Ended March 31, 2004, 2003 and 2002	56
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended March 31, 2004, 2003 and 2002	57
Consolidated Statements of Cash Flows for the Years Ended March 31, 2004, 2003 and 2002	59
Notes to the Consolidated Financial Statements	60
Report of Independent Registered Public Accounting Firm	93
Financial Statement Schedules:

The following financial statement schedule of Electronic Arts Inc. and Subsidiaries for the years ended March 31, 2004, 2003 and 2002 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Electronic Arts Inc. and Subsidiaries:

Schedule II — Valuation and Qualifying Accounts	100

Other financial statement schedules are omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or the notes thereto.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
	March 31,	March 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$2,149,885	$949,995
Short-term investments	264,461	637,623
Marketable equity securities	1,225	1,111
Receivables, net of allowances of $154,682 and $164,634, respectively	211,916	82,083
Inventories	55,143	39,679
Deferred income taxes	84,312	117,180
Other current assets	143,865	83,466

Total current assets	2,910,807	1,911,137

Property and equipment, net	298,073	262,252
Investments in affiliates	14,332	20,277
Goodwill	91,977	86,031
Other intangibles, net	18,468	21,301
Long-term deferred income taxes	40,755	13,523
Other assets	26,199	45,012

TOTAL ASSETS	$3,400,611	$2,359,533

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,087	$106,329
Accrued and other liabilities	608,166	464,547

Total current liabilities	722,253	570,876

Commitments and contingencies	—	—
Minority interest in consolidated joint venture	—	3,918

Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized	—	—
Common stock
Class A common stock, $0.01 par value. 400,000,000 shares authorized; 301,332,458 and 288,266,610 shares issued and outstanding, respectively	3,013	2,883
Class B common stock, $0.01 par value. 100,000,000 shares authorized; 200,130 and 225,130 shares issued and outstanding, respectively	2	2
Paid-in capital	1,153,680	856,428
Retained earnings	1,501,184	923,892
Accumulated other comprehensive income	20,479	1,534

Total stockholders’ equity	2,678,358	1,784,739

TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$3,400,611	$2,359,533

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended March 31,

	2004	2003	2002

Net revenue	$2,957,141	$2,482,244	$1,724,675
Cost of goods sold	1,102,950	1,072,802	814,783

Gross profit	1,854,191	1,409,442	909,892

Operating expenses:
Marketing and sales	370,468	332,453	241,109
General and administrative	184,825	130,859	107,059
Research and development	510,858	400,990	380,564
Amortization of intangibles	2,735	7,482	25,418
Restructuring charges	9,708	15,102	7,485
Asset impairment charges	—	66,329	12,818

Total operating expenses	1,078,594	953,215	774,453

Operating income	775,597	456,227	135,439
Interest and other income, net	20,963	5,222	12,848

Income before provision for income taxes and minority interest	796,560	461,449	148,287
Provision for income taxes	219,268	143,049	45,969

Income before minority interest	577,292	318,400	102,318

Minority interest in consolidated joint venture	—	(1,303)	(809)

Net income	$577,292	$317,097	$101,509

Net earnings (loss) per share:
Class A common stock:
Net income:
Basic	$577,292	$329,212	$124,256
Diluted	$577,292	$317,097	$101,509
Net earnings per share:
Basic	$1.95	$1.17	$0.45
Diluted	$1.87	$1.08	$0.35
Number of shares used in computation:
Basic	295,396	281,978	273,665
Diluted	308,233	292,891	286,284

Class B common stock:
Net loss, net of retained interest in EA.com	N/A	$(12,115)	$(22,747)
Net loss per share:
Basic	N/A	$(2.77)	$(3.77)
Diluted	N/A	$(2.77)	$(3.77)
Number of shares used in computation:
Basic	N/A	4,368	6,026
Diluted	N/A	4,368	6,026

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(In thousands)
							Accumulated
	Class A		Class B				Other
	Common Stock		Common Stock				Comprehensive	Treasury Stock		Total
					Paid-in	Retained	Income			Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity

Balances as of April 1, 2001	269,429	$2,695	6,250	$63	$539,006	$505,286	$(12,703)	—	$—	$1,034,347

Components of comprehensive income:
Net income	—	—	—	—	—	101,509	—	—	—	101,509
Change in unrealized gain (loss) on investments, net	—	—	—	—	—	—	(3,540)	—	—	(3,540)
Reclassification adjustment for losses, realized in net income, net	—	—	—	—	—	—	66	—	—	66
Translation adjustment	—	—	—	—	—	—	1,453	—	—	1,453

Comprehensive income										99,488

Proceeds from sales of shares through stock plans	7,990	80	—	—	98,661	—	—	—	—	98,741
Sale of stock under stock purchase agreement	—	—	8	—	100	—	—	—	—	100
Purchase of treasury stock	—	—	—	—	—	—	—	(560)	(11,922)	(11,922)
Retirement of treasury stock	(560)	(6)	—	—	(11,916)	—	—	560	11,922	—
Other	—	—	(25)	(1)	—	—	—	—	—	(1)
Tax benefit from exercise of stock options	—	—	—	—	22,541	—	—	—	—	22,541

Balances as of March 31, 2002	276,859	2,769	6,233	62	648,392	606,795	(14,724)	—	—	1,243,294

Components of comprehensive income:
Net income	—	—	—	—	—	317,097	—	—	—	317,097
Change in unrealized gain (loss) on investments, net	—	—	—	—	—	—	1,131	—	—	1,131
Reclassification adjustment for losses, realized in net income, net	—	—	—	—	—	—	587	—	—	587
Translation adjustment	—	—	—	—	—	—	14,540	—	—	14,540

Comprehensive income										333,355

Proceeds from sales of shares through stock plans	10,036	100	—	—	132,194	—	—	—	—	132,294
Repayment of notes receivable	—	—	—	—	1,176	—	—	—	—	1,176
AOL and NewsCorp conversion of Class B for Class A stock	1,368	14	(6,000)	(60)	46	—	—	—	—	—
Other	4	—	(8)	—	—	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	—	—	74,620	—	—	—	—	74,620

Balances as of March 31, 2003	288,267	2,883	225	2	856,428	923,892	1,534	—	—	1,784,739

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS) (Continued)

(In thousands)
							Accumulated
	Class A		Class B				Other
	Common Stock		Common Stock				Comprehensive	Treasury Stock		Total
					Paid-in	Retained	Income			Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity

Balances as of March 31, 2003	288,267	2,883	225	2	856,428	923,892	1,534	—	—	1,784,739

Components of comprehensive income:
Net income	—	—	—	—	—	577,292	—	—	—	577,292
Change in unrealized gain (loss) on investments, net	—	—	—	—	—	—	(1,102)	—	—	(1,102)
Reclassification adjustment for losses, realized in net income, net	—	—	—	—	—	—	913	—	—	913
Translation adjustment	—	—	—	—	—	—	19,134	—	—	19,134

Comprehensive income										596,237

Proceeds from sales of shares through stock plans	13,066	130	—	—	227,690	—	—	—	—	227,820
Repurchase of Class B shares	—	—	(25)	—	(225)	—	—	—	—	(225)
Repayment of notes receivable	—	—	—	—	128	—	—	—	—	128
Stock-based compensation	—	—	—	—	1,027	—	—	—	—	1,027
Tax benefit from exercise of stock options	—	—	—	—	68,632	—	—	—	—	68,632

Balances as of March 31, 2004	301,333	$3,013	200	$2	$1,153,680	$1,501,184	$20,479	—	$—	$2,678,358

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended Match 31,

	2004	2003	2002

OPERATING ACTIVITIES
Net income	$577,292	$317,097	$101,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,513	91,639	110,901
Equity in net income of investment in affiliates	(655)	(5,467)	(2,999)
Non-cash restructuring and asset impairment charges	1,546	66,329	13,399
Other-than-temporary impairment of investments in affiliates	—	10,590	—
Loss on sale of property, equipment and marketable equity securities	2,434	1,233	427
Gain on sale of affiliate	—	—	(200)
Minority interest in consolidated joint venture	—	1,303	809
Stock-based compensation	1,027	906	3,099
Tax benefit from exercise of stock options	68,632	74,620	22,541
Change in assets and liabilities:
Receivables, net	(193,684)	110,183	(16,046)
Inventories	(23,322)	(4,911)	(19,082)
Other assets	(66,816)	(30,895)	9,270
Accounts payable	22,749	17,735	15,502
Accrued and other liabilities	196,703	93,430	90,996
Deferred income taxes	5,866	(29,341)	(42,056)

Net cash provided by operating activities	669,285	714,451	288,070

INVESTING ACTIVITIES
Capital expenditures	(89,595)	(59,108)	(51,518)
Proceeds from sale of property and equipment	1,446	738	299
Investments in affiliates, net	(525)	(9,323)	2,919
Proceeds from sale of investments in affiliates	8,467	—	570
Purchase of short-term investments	(2,511,061)	(1,049,765)	(322,484)
Proceeds from maturities and sales of short-term investments	2,882,899	659,517	132,142
Proceeds from sale of marketable equity securities	1,875	4,794	—
Purchase of minority interest	(2,513)	—	—
Distribution from investment in affiliate	—	3,000	—
Acquisition of subsidiaries, net of cash acquired	(3,031)	(12,868)	—

Net cash provided by (used in) investing activities	287,962	(463,015)	(238,072)

FINANCING ACTIVITIES
Proceeds from sales of common stock through employee stock plans and other plans	227,819	131,696	95,741
Repurchase of Class B common stock	(225)	—	—
Repayment of Class B notes receivable	128	1,176	—
Purchase of treasury shares	—	—	(11,922)
Dividend to joint venture	(2,587)	(751)	(2,481)

Net cash provided by financing activities	225,135	132,121	81,338

Effect of foreign exchange on cash and cash equivalents	17,508	13,612	1,678

Increase in cash and cash equivalents	1,199,890	397,169	133,014
Beginning cash and cash equivalents	949,995	552,826	419,812

Ending cash and cash equivalents	2,149,885	949,995	552,826
Short-term investments	264,461	637,623	244,110

Ending cash, cash equivalents and short-term investments	$2,414,346	$1,587,618	$796,936

Supplemental cash flow information:
Cash paid during the year for income taxes	$64,575	$36,525	$9,955

Non-cash investing activities:
Change in unrealized gain (loss) of short-term investments and marketable equity securities	$(764)	$3,018	$(5,035)

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Electronic Arts develops, markets, publishes and distributes interactive software games that are playable by consumers on home videogame machines (such as the Sony PlayStation 2®, Microsoft Xbox®, Nintendo GameCubeTM consoles), personal computers, hand-held game machines (such as the Game Boy® Advance) and online, over the Internet and other proprietary online networks. Many of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and many of our games are based on intellectual property that is wholly-owned by EA (e.g., The SimsTM, Medal of HonorTM). Our goal is to develop titles which appeal to the mass markets and as a result, we develop, market, publish and distribute our games in over 100 countries, often translating and localizing them for sale in non-English speaking countries. Our goal is to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this are our annual iterations of our sports-based franchises (e.g., NCAA Football and FIFA Soccer), titles based on long-lived movie properties (e.g., James BondTM) and wholly-owned properties that can be successfully sequeled (e.g., SimCityTM).

A summary of our significant accounting policies applied in the preparation of our consolidated financial statements follows:

(a)	Consolidation
The accompanying Consolidated Financial Statements include the accounts of Electronic Arts Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Year
Our fiscal year is reported on a 52/53-week period that ends on the final Saturday of March in each year. The results of operations for the fiscal years ended March 31, 2004, 2003 and 2002 each contain 52 weeks and ended on March 27, 2004, March 29, 2003 and March 30, 2002, respectively. For simplicity of presentation, all fiscal periods are treated as ending on a calendar month end.

(c)	Stock Split
On October 20, 2003, our Board of Directors authorized a two-for-one stock split of our Class A common stock which was distributed on November 17, 2003 in the form of a stock dividend for shareholders of record at the close of business on November 3, 2003. All issued and outstanding share and per-share amounts related to the Class A common stock in the accompanying Consolidated Financial Statements and Notes thereto have been restated to reflect the stock split for all periods presented.

(d)	Reclassifications
Certain prior-year amounts have been reclassified to conform to the fiscal 2004 presentation.

(e)	Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting period. Such estimates include provisions for doubtful accounts, sales returns and allowances and accrued liabilities, and estimates regarding the recoverability of prepaid royalties, inventories, long-lived assets and deferred income taxes. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from management’s estimates.

(f)	Cash, Cash Equivalents, Short-Term Investments, Marketable Equity Securities and Other Investments
Cash equivalents consist of highly liquid investments with insignificant rate risk and with maturities of three months or less at the date of purchase. Short-term investments include securities with maturities greater than three months and less than one year, except for certain investments with stated maturities greater than one year that are callable within one year.

We account for investments in marketable equity and debt securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Our policy is to minimize the principal risk of our investment portfolio by earning returns based on current interest rates. Management determines the appropriate classification of its debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Securities classified as held-to-maturity are carried at amortized cost, which is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Debt securities, not classified as held-to-maturity, are classified as available-for-sale and are stated at fair value. Unrealized gains and losses are included as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity, net of any tax related effect. Realized gains and losses are calculated based on the specific identification method. See Note 2 of the Notes to Consolidated Financial Statements.

In accordance with Accounting Principles Board Opinion (“APB”) No. 18, “The Equity Method Of Accounting For Investments In Common Stock”, management evaluates equity investments accounted for under the equity and cost methods of accounting to determine if events or changes in circumstances indicate an other-than-temporary impairment in value. We have cost and equity investments in affiliates. Based on several factors, such as the financial performance of the affiliate, our decision to no longer acquire or continue investing in these affiliates, the limited cash flow from future business arrangements and other information available during fiscal 2003, we determined that some of our investments in affiliates contained an other-than-temporary impairment and recorded a charge in the amount of $10.6 million to write-down these investments to their estimated fair market value. This write-down was recorded in interest and other income, net in the fiscal 2003 Consolidated Statements of Operations. During fiscal 2004 and 2002, we did not identify any other-than-temporary impairments on our investments in affiliates and accordingly, no charge was recorded in our Consolidated Statements of Operations.

(g)	Inventories
Inventories consist of materials and labor and include manufacturing royalties paid to the console manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market.

(h)	Property and Equipment, Net
Property and equipment, net are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

Buildings	20 to 25 years
Computer equipment and software	3 to 7 years
Furniture and equipment	3 to 7 years
Leasehold improvements	Lesser of the lease terms or the estimated useful lives of the improvements, generally 1 to 10 years

Under the provisions of American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, we capitalize costs associated with customized internal-use software systems that have reached the application development stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The net book value of capitalized costs associated with internal-use software amounted to $29.9 million and $44.3 million as of March 31, 2004 and 2003, respectively, and are being depreciated on a straight-line basis over each project’s estimated useful life that ranges from three to seven years.

(i) Long-Lived Assets

We evaluate long-lived assets and certain identifiable intangibles for impairment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. This may include assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on the Consolidated Balance Sheet to reflect its actual fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner of our use of the acquired assets or the strategy of our overall business and significant under-performance relative to expected historical or projected future operating results. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. During fiscal 2004, 2003 and 2002, we recorded $0.5 million, $66.3 million and $12.8 million, respectively, of asset impairment charges in accordance with SFAS No. 144. See Note 5 of the Notes to Consolidated Financial Statements.

(j) Concentration of Credit Risk

We extend credit to various companies in the retail and mass merchandising industry. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and reserves for potential credit losses are maintained. As of March 31, 2004, we had 17.3 percent and 11.3 percent of our gross accounts receivable outstanding with Pinnacle, a European logistics and collections company, and Wal-Mart Stores, Inc., respectively. As of March 31, 2003, there were no customers with receivable balances greater than 10 percent of total gross accounts receivables.

Short-term investments are placed with high credit-quality financial institutions or in short-duration high quality securities. We limit the amount of credit exposure in any one financial institution or type of investment instrument.

(k) Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in SOP 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria:

■	Evidence of an arrangement: We recognize revenue when we have evidence of an agreement with the customer reflecting the terms and conditions to deliver products.
■	Delivery: Delivery is considered to occur when the products are shipped and risk of loss has been transferred to the customer. For online games, revenue is recognized as the service is provided.
■	Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable.
■	Collection is deemed probable: At the time of the transaction, we conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

Product Revenue: Product revenue, including sales to resellers and distributors (“channel partners”), is recognized when the above criteria are met. We reduce product revenue for estimated customer returns, price protection, and other offerings, which may occur under programs we have with our customers and channel partners.

Shipping and Handling: In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, we recognize as revenue amounts billed to customers for shipping and handling. Additionally, shipping and handling costs incurred by us are included in cost of goods sold.

Online Subscription Revenue: Online subscription revenue is derived principally from subscription revenue collected from customers for online play related to our persistent state world and Pogo products. These customers are contractually obligated to pay on a month-to-month basis. Prepaid monthly subscription revenue, including revenue collected from credit card sales as well as sales of Gametime subscription cards, are recognized ratably over the period for which the hosting services are provided.

Software Licenses: we license to manufacturers of products in related industries (for example, makers of personal computers or computer accessories) rights to include certain of our products with the manufacturer’s product, or offer our products to consumers who have purchased the manufacturer’s product. We call these combined products “OEM bundles”. These OEM bundles generally require the customer to pay us an upfront nonrefundable fee, which represents the guaranteed minimum royalty amount. Revenue is generally recognized upon delivery of the product master or the first copy. Per copy royalties on sales that exceed the minimum guarantee are recognized as earned.

(l)	Sales Returns and Allowances and Bad Debt Reserves
We estimate potential future product returns, price protection and stock-balancing programs related to current period product revenue. We analyze historical returns, current sell-through of distributor and retailer inventory of our products, current trends in the software games business segment and the overall economy, changes in customer demand and acceptance of our products and other related factors when evaluating the adequacy of the sales returns and price protection allowances. In addition, we monitor and manage the volume of sales to retailers and distributors and monitor their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods.

Similarly, significant judgment is required to estimate our allowance for doubtful accounts in any accounting period. We analyze customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

(m)	Advertising Costs
We generally expense advertising costs as incurred, except for production costs associated with media campaigns which are recognized as prepaid assets (to the extent paid in advance) and expensed at the first run of the advertisement. Cooperative advertising with distributors and retailers is accrued when revenue is recognized and such amounts are included in sales and marketing expense if there is a separate identifiable benefit for which we can reasonably estimate the fair value of the benefit identified. Otherwise, they are recognized as a reduction of net revenue. We then reimburse the distributor or retailer when qualifying claims are submitted. For the fiscal years ended March 31, 2004, 2003 and 2002, advertising expenses totaled approximately $182.8 million, $151.6 million and $105.7 million, respectively.

(n)	Software Development Costs
Research and development costs, which consist primarily of software development costs, are expensed as incurred. SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed”, provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under our current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. The software development costs that have been capitalized to date have been insignificant.

(o)	Stock-based Compensation
We account for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees”. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended.

Had compensation cost for our stock-based compensation plans been measured based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123, we estimate that our reported net income and net earnings per share would have been the pro forma amounts indicated below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants made in fiscal 2004, 2003 and 2002 under the stock plans:

	Year Ended March 31,

	2004	2003	2002

Risk-free interest rate	2.3%	2.3%	3.4%
Expected volatility	50%	62%	72%
Expected life of stock options (in years)	3.09	2.89	2.75
Expected life of employee stock purchase plans (in months)	6	6	6
Assumed dividends	None	None	None

Our calculations are based on a multiple option valuation approach and forfeitures are recognized when they occur.

	Year Ended March 31,
(In thousands)
	2004	2003	2002

Net income:
As reported	$577,292	$317,097	$101,509
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(97,030)	(83,863)	(73,596)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	124	—	—

Pro forma	$480,386	$233,234	$27,913

Earnings per share:
Please see Class A common stock table below for earnings per share information

	Year Ended March 31,

Class A Common Stock	2004	2003	2002
(In thousands, except per share data)
Net income:
As reported - basic	$577,292	$329,212	$124,256
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(97,030)	(83,805)	(72,751)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	124	—	—

Pro forma - basic	$480,386	$245,407	$51,505

	Year Ended March 31,

	2004	2003	2002

As reported - diluted	$577,292	$317,097	$101,509
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(97,030)	(83,863)	(73,596)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	124	—	—

Pro forma - diluted	$480,386	$233,234	$27,913

Earnings per share:
As reported - basic	$1.95	$1.17	$0.45
Pro forma - basic	$1.63	$0.87	$0.19
As reported - diluted	$1.87	$1.08	$0.35
Pro forma - diluted	$1.58	$0.81	$0.10

During the year ended March 31, 2004, compensation expense for Class B stock option plans, based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123, would not have had a material impact on reported net income and net earnings per share. Compensation expense for fiscal 2003 and fiscal 2002 was $0.1 million and $0.8 million, respectively. Compensation expense for fiscal 2003 would have increased our net loss by $0.02 to $(2.79) for both basic and diluted loss per Class B share. Compensation expense for fiscal 2002 would have increased our net loss by $0.15 to $(3.92) for both basic and diluted loss per Class B share.

In March 2004, the Financial Accounting Standards Board, “FASB”, issued an exposure draft on the Proposed Statement of Financial Accounting Standards, “Share-Based Payment — an amendment of FASB Statements No. 123 and 95”. The proposed statement addresses the accounting for share-based payment transactions with employees and other third-parties. The proposed standard would eliminate the ability to account for share-based compensation transactions using APB No. 25, “Accounting for Stock Issued to Employees”, and generally would require that such transactions be accounted for using a fair-value-based method. If the final standard is approved as currently drafted in the exposure draft, it would have a material impact on the amount of earnings we report. Management has not yet determined the impact that the proposed statement will have on our business.

(p)	Foreign Currency Translation
For each of our foreign operating subsidiaries the functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using month end exchange rates, and revenue and expenses are translated into U.S. dollars using average exchange rates. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Included in interest and other income, net, in the Consolidated Statements of Operations are foreign currency transaction gains (losses) of $44.3 million, $21.7 million and $(2.0) million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

(q)	Impact of Recently Issued Accounting Standards
In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) are owned by equity investors who lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. With regard to VIEs already in existence prior to February 1, 2003, the implementation of FIN 46 was delayed and currently applies to the first fiscal year or interim period beginning after December 15, 2003. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date (i) we will be the primary beneficiary of an existing VIE that will require consolidation, or (ii) we will hold a significant variable interest in, or have significant involvement with, an existing VIE. We adopted FIN 46 in the quarter ended December 31, 2003; however, it did not have a material impact on our consolidated financial position or results of operations.

In January 2003, the Emerging Issues Task Force reached consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables requires that such deliverables be accounted for separately. EITF 00-21 allows for prospective adoption for arrangements entered into after June 15, 2003 or adoption via a cumulative effect of a change in accounting principle. We adopted EITF 00-21 in the quarter ended June 30, 2003; however, it did not have a material impact on our consolidated financial position or results of operations.

In March 2004, the Emerging Issues Task Force ratified the consensus reached on paragraphs 6 through 23 of Issue No. 03-01 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 requires that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. We adopted EITF 03-1 in the year ended March 31, 2004; however, it did not have a material impact on the disclosures in our Consolidated Financial Statements.

(2)	FINANCIAL INSTRUMENTS

(a) Fair Value of Financial Instruments

Cash, cash equivalents, short-term investments, receivables, accounts payable and accrued liabilities are valued at their carrying amounts as it approximates their fair value due to the short maturity of these instruments.

Investments classified as marketable equity securities are valued at their fair value based on quoted market prices.

(b) Cash, Cash Equivalents and Short-term Investments

(In thousands)	As of March 31,

	2004	2003

Cash and cash equivalents:
Cash	$158,605	$317,427
Money market funds	1,134,024	616,393
Municipal securities	274,379	—
U.S. agency bonds	577,441	—
Commercial paper	5,436	16,175

Cash and cash equivalents	2,149,885	949,995

Short-term investments:
Available-for-sale
U.S. agency bonds	264,461	637,623

Short-term investments	264,461	637,623

Cash, cash equivalents and short-term investments	$2,414,346	$1,587,618

(c) Marketable Equity Securities

We have accounted for investments in marketable equity securities as “available-for-sale” and have stated applicable investments at fair value, with any net unrealized gain (loss) reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Marketable equity securities had a fair market value of $1.2 million and $1.1 million as of March 31, 2004 and 2003, respectively. As of March 31, 2004, marketable equity securities included gross unrealized gains of $0.5 million. As of March 31, 2003, gross unrealized losses included in marketable securities were not material. The sale of marketable equity securities resulted in realized gains of $0.3 million and $2.1 million in fiscal 2004 and fiscal 2003, respectively. There were no sales of marketable equity securities in fiscal 2002. In addition, during fiscal 2004, we recorded an other-than-temporary impairment on marketable equity securities of $1.1 million.

(3)	DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in other current assets or liabilities, respectively, on our Consolidated Balance Sheets. As discussed below, gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

We transact business in various foreign currencies and have significant international sales and purchase transactions denominated in foreign currencies. As a result, we purchase currency option contracts as cash flow hedges to reduce, but not eliminate, the volatility of cash flows primarily related to revenue generated by our operational subsidiaries. In addition, we utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency denominated assets and liabilities, primarily certain intercompany receivables and payables. We do not use option or forward exchange contracts for speculative or trading purposes.

Balance Sheet Activities

For accounting purposes, we do not designate our foreign currency forward contracts (which are intended to hedge against changes in the value of assets and liabilities denominated in currencies other than the entity’s functional currency) as hedging instruments under SFAS 133. As a result, we mark to market our foreign currency forward contracts each period and any gains or losses are recognized in interest and other income, net, in the Consolidated Statements of Operations. However, U.S. GAAP also requires us to mark to market asset and liabilities that are denominated in currencies other than the entity’s functional currency with the corresponding gains or losses also being recognized in interest and other income, net. As a result, the gains or losses on these assets and liabilities generally offset the gains or losses recorded on our foreign currency forward contracts.

As of March 31, 2004, we had foreign exchange contracts, all with maturities of less than three months, to purchase and sell approximately $189.6 million in foreign currencies, primarily in British Pounds, European Currency Units (“Euros”) and Japanese Yen.

As of March 31, 2004, the fair value of foreign currency forward contracts was $1.7 million and was recorded in other current assets on our Consolidated Balance Sheet. The counterparties to these contracts are creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding our efforts to manage foreign exchange risk, there can be no assurances that our mitigating or hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

Cash Flow Hedge Activities

Our foreign currency option contracts are designated and qualify as cash flow hedges. The fair value of the effective portion of a derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into net revenue when the forecasted transaction impacts earnings. We exclude the fair value of the hedge at the date of inception and the subsequent changes in the value of the hedge due to the passage of time (amortization) from our assessment of hedge effectiveness and report these amounts in the Consolidated Statement of Operations in interest and other income, net. These currency option contracts generally have maturities of less than 15 months. During fiscal 2004, we recognized a loss of $1.6 million which was excluded from our assessment of cash flow hedge effectiveness. We did not enter into any foreign currency option contracts prior to fiscal 2004. As all originally forecasted transactions either occurred or continued to be probable of occurring, we did not discontinue hedge accounting treatment for any foreign currency option contracts designated and qualifying as cash flow hedges and accordingly, have not reclassified any gains or losses to earnings.

(4) BUSINESS COMBINATIONS

Square Co., Ltd.

In May 1998, we completed the formation of two new joint ventures in North America and Japan with Square Co., Ltd. (“Square”), a leading developer and publisher of entertainment software in Japan. In North America, the companies formed Square Electronic Arts, LLC (“Square EA”), which had exclusive publishing rights in North America for future interactive entertainment titles created by Square. Additionally, we had the exclusive right to distribute in North America products published by this joint venture. We contributed $3.0 million and owned a 30 percent minority interest in this joint venture while Square owned 70 percent. This joint venture was accounted for under the equity method. The joint venture agreements with Square expired as of March 31, 2003. Our distribution of Square products in North America terminated on June 30, 2003. On May 30, 2003, Square acquired our 30 percent ownership interest in the joint venture for $8.5 million and the investment was removed from our Consolidated Balance Sheet.

In Japan, the companies established Electronic Arts Square K.K. (“EA Square KK”) in 1998, which localized and published in Japan; a selection of EA’s properties originally created in North America and Europe, as well as developed and published original videogames in Japan. We contributed cash and had a 70 percent majority ownership interest, while Square contributed cash and owned 30 percent. Accordingly, the assets, liabilities and results of operations for EA Square KK were included in our Consolidated Balance Sheets and Consolidated Statements of Operations since June 1, 1998, the date of formation. Square’s 30 percent interest in EA Square KK was reflected as “Minority interest in consolidated joint venture” on our Consolidated Balance Sheet as of March 31, 2003, and Consolidated Statements of Operations for the years ended March 31, 2003 and March 31, 2002.

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

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Effective April 1, 2002, we adopted the provisions of SFAS No. 141, “Business Combinations”, which requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and acquired intangible assets meeting certain criteria to be recorded apart from goodwill. We evaluated our goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS No. 141, which resulted in $41.5 million of other intangibles being recorded separately from goodwill and $4.0 million of acquired workforce intangibles being subsumed into goodwill at April 1, 2002. In addition, effective April 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 also requires, among other things, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other indefinite-lived intangibles. Upon adoption, we evaluated the estimated useful lives of existing recognized intangibles and determined that the estimated useful lives of all such assets were appropriate.

Upon adoption of SFAS No. 142, we ceased amortizing goodwill (see goodwill information in table below). In lieu of amortization, SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary), measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. We completed the first step of transitional goodwill impairment testing during the quarter ended June 30, 2002 and found no indicators of impairment of our recorded goodwill. As a result, we recognized no transitional impairment loss in fiscal 2003 in connection with the adoption of SFAS No. 142. We completed our annual impairment test in the fourth quarter of fiscal 2004 and 2003 with a measurement date of January 1, 2004 and January 1, 2003, respectively, and found no indicators of impairment of our recorded goodwill. There can be no assurance that future impairment tests will not result in a charge to earnings and there is a potential for a write down of goodwill in connection with the annual impairment test in future periods.

The following table presents comparative information showing the effects that non-amortization of goodwill would have had on the Consolidated Statements of Operations for fiscal 2002 (in thousands, except per share amounts):

	As of March 31, 2002

		Class A	Class B
	Class A	Common	Common
	Common	Stock —	Stock — Basic
	Stock — Basic	Diluted	and Diluted

Reported net income (loss)	$124,256	$101,509	$(22,747)
Goodwill amortization, net of tax	8,204	9,056	852

Adjusted net income (loss)	$132,460	$110,565	$(21,895)

Reported earnings (loss) per share	$0.45	$0.35	$(3.77)
Goodwill amortization, net of tax	0.03	0.04	0.14

Adjusted earnings (loss) per share	$0.48	$0.39	$(3.63)

During fiscal 2004, we recorded an additional $1.2 million of goodwill as a result of our acquisition of Square Co., Ltd.’s 30 percent interest in Electronic Arts Square K.K. See Note 4 of the Notes to Consolidated Financial Statements for further discussion on this joint venture termination. Additionally, we recorded an additional $3.0 million of goodwill in fiscal 2004 as a result of our acquisition of Studio 33 (UK) Limited and NuFX, Inc. Goodwill information is as follows (in thousands):

			Effects of
			Foreign
	As of	Goodwill	Currency	As of
	March 31, 2003	Acquired	Translation	March 31, 2004

Goodwill	$86,031	$4,161	$1,785	$91,977

			Effects of
			Foreign
	As of	Goodwill	Currency	As of
	March 31, 2002	Acquired	Translation	March 31, 2003

Goodwill	$69,050	$16,139	$842	$86,031

Finite-lived intangible assets net of accumulated amortization as of March 31, 2004 and 2003, of $18.5 million and $21.3 million, respectively, include costs for obtaining tradenames. Amortization of intangibles for the fiscal years ended March 31, 2004, 2003 and 2002 was $2.7 million, $7.5 million and $12.3 million, respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years. As of March 31, 2004 and March 31, 2003, the weighted-average remaining useful life for finite-lived intangible assets was approximately 7.5 years and 8.5 years, respectively.

When indicators are present and circumstances warrant, we perform impairment tests under SFAS No. 144 to evaluate the recoverability of our long-lived assets and remaining finite-lived identifiable intangibles utilized in our business. This test was performed in the fourth quarter of fiscal 2003 in conjunction with the overall valuation of the EA.com legal entity and our Class B common stock and resulted in an impairment of $12.4 million. Please see Note 6 to Consolidated Financial Statements.

Finite-lived intangibles consist of the following (in thousands):

	As of March 31, 2004

	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/ Core Technology	$28,263	$(18,886)	$(9,377)	$—	$—
Tradename	35,169	(15,494)	(1,211)	—	18,464
Subscribers and Other Intangibles	8,694	(6,302)	(1,776)	(612)	4

Total	$72,126	$(40,682)	$(12,364)	$(612)	$18,468

	As of March 31, 2003

	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/ Core Technology	$28,263	$(18,886)	$(9,377)	$—	$—
Tradename	35,169	(12,763)	(1,211)	—	21,195
Subscribers and Other Intangibles	8,694	(6,298)	(1,776)	(514)	106

Total	$72,126	$(37,947)	$(12,364)	$(514)	$21,301

As of March 31, 2004, future amortization of finite-lived intangibles is estimated as follows (in thousands):

Fiscal Year Ended March 31,
2005	$2,489
2006	2,489
2007	2,489
2008	2,489
2009	2,489
Thereafter	6,023

Total	$18,468

(6) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

Fiscal 2004 Studio Restructuring

During the fourth quarter of fiscal 2004, we closed the majority of our leased studio facility in Walnut Creek, California and our entire owned studio facility in Austin, Texas. The studio closures were the result of a strategic decision to consolidate local development efforts in Redwood City, California. We recorded total pre-tax charges of $9.2 million, consisting of $7.0 million for consolidation of facilities, $1.7 million for workforce reductions and $0.5 million for the write-off of non-current assets, primarily leasehold improvements. The facilities charge included contractual rental commitments under the real estate lease for unutilized office space at our Walnut Creek location, offset by estimated future sub-lease income. The exit plans resulted in a workforce reduction of approximately 117 personnel in development and administrative departments, the majority of whom are expected to be terminated in the first quarter of fiscal 2005. In addition, we also expect immaterial charges to be incurred during the first quarter of fiscal 2005, primarily related to the Texas facility relocation.

Fiscal 2003 Studio Restructuring

During the third quarter of fiscal 2003, we closed our office located in San Francisco, California and our studio located in Seattle, Washington. The office and studio closures were the result of a strategic decision to consolidate local development efforts in Redwood City, California and Vancouver, British Columbia, Canada. We recorded total pre-tax charges of $9.4 million, consisting of $7.3 million for consolidation of facilities, $1.5 million for the write-off of non-current assets, primarily leasehold improvements, and $0.6 million for workforce reductions. The facilities charge was net of a reduction in deferred rent of $0.5 million. The exit plans resulted in a workforce reduction of approximately 33 personnel in development and administrative departments. The estimated costs for consolidation of facilities included contractual rental commitments under the real estate lease for unutilized office space, offset by estimated future sub-lease income.

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

Fiscal 2003 Online Restructuring

In March 2003, we consolidated the operations of EA.com into our core business, and eliminated separate reporting for its Class B common stock for all future reporting periods after fiscal 2003. We consider online functionality to be an integral component of our existing and future products.

During fiscal 2003, we recorded restructuring charges, including asset impairment, of $67.0 million, consisting of $1.8 million for workforce reductions, $2.3 million for consolidation of facilities and other administrative charges, and $62.9 million for the write-off of non-current assets. The estimated costs for workforce reduction included severance charges for terminated employees, costs for certain outplacement service contracts and costs associated with the tender offer to retire employee Class B options. The workforce reduction resulted in the termination of approximately 50 positions. The consolidation of facilities resulted in the closure of EA.com’s Chicago and Virginia facilities and an adjustment for the closure of EA.com’s San Diego studio in fiscal 2002. The estimated costs for consolidation of facilities and other administrative charges included contractual rental commitments under real estate leases for unutilized office space reduced by estimated future sub-lease income and costs to close the facilities.

As part of the restructuring efforts, we performed impairment tests under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to evaluate the recoverability of our long-lived assets and remaining finite-lived identifiable intangible assets utilized in the EA.com business. This test was performed in the fourth quarter of fiscal 2003 in conjunction with the overall valuation of the EA.com legal entity and its Class B common stock. In February 2003, our only outside holder of Class B common stock, AOL, exercised its right to exchange its Class B shares for shares of Class A common stock. In late December 2002, EA.com launched The Sims Online, an online game based on our “The Sims” line of PC games, which had sold over 20 million units worldwide at that time. The Sims Online was expected to be EA.com’s flagship online subscription offering. As of March 31, 2003, the number of units sold and the number of subscribers for this product along with other EA.com revenue were significantly below our expectations. We considered these developments to be a triggering event under SFAS No. 144, which caused us to cancel most of our plans to develop similar online products that would have utilized the long-lived assets associated with the EA.com business. Impairment charges on long-lived assets amounted to $62.9 million and included $24.9 million relating to impaired customized internal-use software systems for the EA.com infrastructure, $25.6 million for other long-lived assets and $12.4 million of finite-lived intangibles impairment charges relating to EA.com’s acquisitions of Kesmai Corporation and Pogo Corporation (now referred to as “Kesmai” and “Pogo”, respectively) studios. As of March 31, 2003, there were no finite-lived intangible balances remaining related to Kesmai and Pogo studios.

In conjunction with our annual policy to reassess the remaining useful lives of goodwill and certain indefinite-lived intangibles and test the recoverability of these long-lived assets in accordance with SFAS No. 142, our fair value based tests did not indicate an impairment of our recorded goodwill and certain indefinite-lived intangibles at the EA.com reporting unit level as of January 1, 2003. The remaining portion of Kesmai goodwill assets as of March 31, 2003 was $13.8 million. The remaining portion of Pogo goodwill assets as of March 31, 2003 was $15.9 million. There are no assurances that future impairment tests will not result in a charge to earnings and a corresponding write down of goodwill and certain indefinite-lived intangibles.

Fiscal 2002 Online Restructuring

In October 2001, we announced a restructuring plan for EA.com. The restructuring initiatives involved strategic decisions to discontinue certain product offerings and focus only on key online priorities that aligned with our fiscal 2003 operational objectives. A concurrent workforce reduction resulted in the termination of approximately 270 positions.

During fiscal 2002, we recorded restructuring charges of $20.3 million, consisting of $4.2 million for workforce reductions, $3.3 million for consolidation of facilities and other administrative charges, and $12.8 million for the write-off of non-current assets and facilities. The estimated costs for workforce reduction included severance charges for terminated employees and costs for certain outplacement service contracts. The consolidation of facilities resulted in the closure of EA.com’s San Diego studio and consolidation of its San Francisco and Virginia facilities. The estimated costs for consolidation of facilities included contractual rental commitments under real estate leases for unutilized office space offset by estimated future sub-lease income, costs to close or consolidate facilities, and costs to write off a portion of the assets from these facilities. Impairment charges on long-lived assets amounted to $12.8 million and included $11.2 million relating to abandoned technologies consisting of customized internal-use software systems for the EA.com infrastructure, $1.0 million of Kesmai intangibles impairment because associated products and services were discontinued and $0.6 million of goodwill charges relating to EA.com’s San Diego studio closure. The remaining portion of Kesmai assets as of March 31, 2002 was $15.9 million, consisting of $13.1 million of goodwill and $2.8 million of intangibles relating to Kesmai’s developed and core technology and acquired workforce.

All restructuring charges recorded prior to December 31, 2002 were recorded in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”, EITF No. 95-03, “Recognition of Liabilities in Connection with a Purchase Business Combination”, and SAB No. 100, “Restructuring and Impairment Charges”. For all restructuring charges recorded subsequent to December 31, 2002, we recorded them in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then-current events and circumstances.

The following table summarizes the activity in the accrued restructuring accounts for the fiscal 2004, 2003 and 2002 restructuring plans, (in thousands):

	Accrual		Charges	Charges		Accrual
	Beginning	Charges to	Utilized	Utilized	Adjustments	Ending
	Balance	Operations	in Cash	Non-cash	to Operations	Balance

Year Ended March 31, 2004
Workforce	$1,692	$1,741	$(1,778)	$—	$(70)	$1,585
Facilities-related	9,063	7,007	(3,903)	—	564	12,731
Non-current assets	—	466	—	(466)	—	—

Total	$10,755	$9,214	$(5,681)	$(466)	$494	$14,316

Year Ended March 31, 2003
Workforce	$674	$3,923	$(2,905)	$—	$—	$1,692
Facilities-related	2,214	11,179	(3,643)	—	(687)	9,063
Non-current assets	—	66,329	—	(66,329)	—	—

Total	$2,888	$81,431	$(6,548)	$(66,329)	$(687)	$10,755

Year Ended March 31, 2002
Workforce	$—	$4,173	$(3,499)	$—	$—	$674
Facilities-related	—	3,312	(517)	(581)	—	2,214
Non-current assets	—	12,818	—	(12,818)	—	—

Total	$—	$20,303	$(4,016)	$(13,399)	$—	$2,888

For fiscal 2004, the pre-tax restructuring charge of $9.2 million consisted of $8.7 million in cash charges and $0.5 million in non-cash charges related to the write-off of non-current assets. For fiscal 2003, the pre-tax restructuring charge of $81.4 million consisted of $15.1 million in cash charges and $66.3 million in non-cash charges related to the write-off of non-current assets. For fiscal 2002, the pre-tax restructuring charge of $20.3 million consisted of $6.9 million in cash charges and $13.4 million in non-cash charges related to the write-offs of non-current assets and facilities.

As of March 31, 2004, an aggregate of $16.2 million in cash had been paid out under the fiscal 2004, 2003 and 2002 restructuring plans. In addition, there have been subsequent net adjustments of approximately $0.5 million and $(0.7) million in fiscal 2004 and 2003, respectively, relating to future cash outlays under the fiscal 2003 and 2002 restructuring plans. Of the remaining cash outlay of $14.3 million, $6.4 million is expected to be utilized in fiscal 2005 while the remaining $7.9 million is expected to be utilized by January 30, 2009. The facilities-related commitments disclosed above include $18.4 million of estimated future sub-lease income. The restructuring accrual is included in accrued expenses in Note 9 of the Notes to Consolidated Financial Statements.

(7)	AMERICA ONLINE, INC. (“AOL”) AGREEMENT

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

During the three months ended June 30, 2003, the Prior Agreement was terminated and we entered into a new two-year agreement (the “New Agreement”) under which we will continue to provide current online game content services, and launch new online game content and services, on the “Games” channels/ areas of certain AOL online services in exchange for a programming fee from AOL.

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

Carriage fee amounts paid under the Prior Agreement were capitalized as a prepaid asset as payments were made to AOL. Until April 1, 2003, the total carriage fee of $81.0 million that was provided for in the Prior Agreement was being expensed using the straight-line method over the remaining life of the Prior Agreement subsequent to EA.com’s site launch in October 2000. As the carriage fee was expensed, we applied the portion that had been paid against the prepaid asset and recorded the remaining amount as a liability. Amortization expense was classified as “Marketing and sales” expense in our Consolidated Statements of Operations. The prepaid asset and liability balances were classified as “Other assets” and “Accrued and other liabilities”, respectively, on our Consolidated Balance Sheets.

Under the New Agreement, in July 2003, AOL refunded $18.0 million in carriage fees that we had previously paid to AOL under the Prior Agreement. This refund was applied against the prepaid balance and the remaining asset, $6.4 million, is being amortized over the term of the New Agreement as a reduction to revenue. As of March 31, 2004, $3.6 million of this asset remained to be amortized.

Programming Fee

The New Agreement provides for AOL to make payments to us of $27.5 million over the two-year term of the New Agreement as a programming fee. Of the total $27.5 million, $20.8 million pertains to existing online games content and services that we currently provide on the “Games” channels/areas of the AOL properties, and is being recognized as revenue ratably over the term of the New Agreement. The remaining $6.7 million pertains to new online games content and services to be delivered during the term of the New Agreement. This portion of the programming fee will be recognized as revenue as the required new content and services are delivered. During the year ended March 31, 2004, we recognized $10.4 million as programming fee revenue.

Advertising Commitment

Under the Prior Agreement, we also made a commitment to spend $15.0 million in offline media advertisements prior to March 31, 2005. We were free to purchase this advertising from any television, radio, print or outdoor media property that we chose, not necessarily from any AOL-affiliated media property. We did not purchase any advertisements from AOL, though we purchased some qualifying advertising from AOL affiliates. Through March 31, 2003, we expensed the advertising as it was incurred. These costs were classified as “Marketing and sales” expense in our Consolidated Statements of Operations. As of March 31, 2003, we had spent approximately $4.3 million against this commitment.

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

The Prior Agreement required that AOL pay us 50 percent of all revenue collected by AOL from the sale of advertisements on our online games sites, until advertising revenue reached $16.0 million in a year (measured from October 1 through the following September 30). Thereafter, the Prior Agreement provided that AOL would pay us 70 percent of all advertising revenue collected by AOL from the sale of advertisements on our game sites. Under the New Agreement, AOL is entitled to retain all advertising revenue they collect from the sale of advertisements on our games sites on the AOL properties, until net advertising revenue reaches $20.0 million in the twelve months ended March 31, 2004, and until net advertising revenue reaches $35.0 million for the remainder of the term of the New Agreement. After advertising revenue exceeds these thresholds, AOL is required to pay us 50 percent of the additional net advertising revenue. These thresholds were not met during fiscal 2004 and accordingly, we did not record additional net revenue.

Other Fee Arrangements

Under the Prior Agreement, we were also required to pay AOL a percentage of our subscription, e-commerce and anchor tenancy revenue that exceeded certain amounts. These costs were expensed as incurred and were classified as “Cost of goods sold” in our Consolidated Statements of Operations. We do not net these costs against revenue because we maintain responsibility for providing e-commerce products and subscription services directly to the consumer and retain the primary inventory risk for our products and games service.

Under the New Agreement, we are required to pay AOL a percentage of revenue derived from game service subscriptions, e-commerce, downloadable games and prize games that we makes available on the AOL online services. We account for these amounts in a similar manner as described above.

(8)	ROYALTIES AND LICENSES

Our royalty expenses consist of payments to (1) co-publishing and/or distribution affiliates, (2) content licensors, and (3) independent software developers. Co-publishing and distribution royalties are payments made to third parties for delivery of product. License royalties consist of payments made to celebrities, professional sports organizations, movie studios and other organizations for our use of their trademark, copyright, personal publicity rights, content and/or other intellectual property. Royalty payments to independent software developers are payments for the development of intellectual property related to our games.

Royalty-based payments made to content licensors and distribution affiliates that are paid in advance are generally capitalized as prepaid royalties and expensed to cost of goods sold at the greater of the contractual or effective royalty rate based on net product sales. With regard to payments made to independent software developers and co-publishing affiliates, we are generally subject to development risk prior to the general release of the product. Accordingly, payments that are due prior to completion of the product are generally expensed as research and development as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold at the higher of the contractual or effective royalty rate based on net product sales.

Each quarter, we also evaluate the future realization of any prepaid royalties as well as minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties. If actual revenue, or revised sales estimates, fall below the initial sales estimate, then the actual charge taken may be greater in any given quarter than anticipated.

The current and long-term portions of prepaid royalties, included in other current assets and other assets, consisted of (in thousands):

	As of March 31,

	2004	2003

Other current assets	$13,163	$25,371
Other assets	9,508	7,382

Prepaid royalties, net	$22,671	$32,753

At any given time, depending on the timing of our payments to our co-publishing and/or distribution affiliates, content licensors and/or independent software developers, we have unpaid royalty amounts due to these parties that are recognized as either accounts payable or accrued liabilities. Accrued royalties included in accrued liabilities as of March 31, 2004 and 2003 are $82.6 million and $77.7 million, respectively.

In addition, at March 31, 2004, we have approximately $130.3 million that we are obligated to pay co-publishing and/or distribution affiliates and content licensors but that are generally contingent upon performance by the counterparty (i.e., delivery of the product or content). See Note 10 of the Notes to Consolidated Financial Statements.

(9)	BALANCE SHEET DETAILS

(a) Inventories

Inventories as of March 31, 2004 and 2003 consisted of (in thousands):

	As of March 31,

	2004	2003

Raw materials and work in process	$2,263	$2,762
Finished goods (including manufacturing royalties)	52,880	36,917

Inventories	$55,143	$39,679

(b) Property and Equipment, Net

Property and equipment, net as of March 31, 2004 and 2003 consisted of (in thousands):

	As of March 31,

	2004	2003

Computer equipment and software	$355,626	$348,413
Buildings	118,251	105,342
Land	60,209	49,078
Office equipment, furniture and fixtures	45,964	32,984
Leasehold improvements	37,409	23,957
Warehouse equipment and other	11,757	9,447

	629,216	569,221
Less accumulated depreciation and amortization	(331,143)	(306,969)

Property and equipment, net	$298,073	$262,252

Depreciation and amortization expenses associated with property and equipment amounted to $74.8 million, $66.3 million and $67.6 million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

(c) Accrued and Other Liabilities

Accrued and other liabilities as of March 31, 2004 and 2003 consisted of (in thousands):

	As of March 31,

	2004	2003

Accrued income taxes	$225,878	$154,712
Accrued compensation and benefits	142,756	109,687
Other accrued expenses	134,000	111,878
Accrued royalties	82,631	77,681
Deferred revenue	22,901	10,589

Accrued and other liabilities	$608,166	$464,547

(10)	COMMITMENTS AND CONTINGENCIES

Lease Commitments and Residual Value Guarantees

We lease certain of our current facilities and certain equipment under non-cancelable operating lease agreements. We are required to pay property taxes, insurance and normal maintenance costs for certain of our facilities and will be required to pay any increases over the base year of these expenses on the remainder of our facilities.

In February 1995, we entered into a build-to-suit lease with a third party for our headquarters facility in Redwood City, California, which was refinanced with Keybank National Association in July 2001 and expires in July 2006. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. We have an option to purchase the property (land and facilities) for a maximum of $145.0 million or, at the end of the lease, to arrange for (i) an extension of the lease or (ii) sale of the property to a third party while we retain an obligation to the owner for approximately 90 percent of the difference between the sale price and the guaranteed residual value of up to $128.9 million if the sales price is less than this amount, subject to certain provisions of the lease.

In December 2000, we entered into a second build-to-suit lease with Keybank National Association for a five-year term beginning December 2000 to expand our Redwood City, California headquarters facilities and develop adjacent property adding approximately 310,000 square feet to our campus. Construction was completed in June 2002. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities provide space for marketing, sales and research and development. We have an option to purchase the property for a maximum of $130.0 million or, at the end of the lease, to arrange for (i) an extension of the lease, or (ii) sale of the property to a third party while we retain an obligation to the owner for approximately 90 percent of the difference between the sale price and the guaranteed residual value of up to $118.8 million if the sales price is less than this amount, subject to certain provisions of the lease.

We believe the estimated fair values of both properties under these operating leases are in excess of their respective guaranteed residual values as of March 31, 2004.

For the two lease agreements with Keybank National Association, as described above, the lease rates are based upon the Commercial Paper Rate and require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of March 31, 2004.

		Actual as of
Financial Covenants	Requirement	March 31, 2004

Consolidated Net Worth	$1,684 million	$2,678 million
Fixed Charge Coverage Ratio	3.00	31.15
Total Consolidated Debt to Capital	60%	8.5%
Quick Ratio — Q1 & Q2	1.00	N/A
Q3 & Q4	1.75	10.55

In July 2003, we entered into a lease agreement with an independent third party (“the Landlord”) for a studio facility in Los Angeles, California, which commenced in October 2003 and expires in September 2013 with two five-year options to extend the lease term. Additionally, we have options to purchase the property after five and ten years based on the fair market value of the property at the date of sale, a right of first offer to purchase the property upon terms offered by the landlord, and a right to share in the profits from a sale of the property. We have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. Existing campus facilities comprise a total of 243,000 square feet and provide space for research and development functions. Our rental obligation under this agreement is $50.2 million over the initial ten-year term of the lease. We are taking possession of the property over a period of 18 months as the facilities become available for use. This commitment is offset by sublease income of $5.8 million for the sublet to an affiliate of the Landlord of 18,000 square feet of the Los Angeles facility, which commenced in October 2003 and expires in September 2013 with options of early termination by the affiliate after five years and by EA after four and five years.

Letters of Credit

In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables of up to 8.0 million Euros. The standby letter of credit expires in July 2005. As of March 31, 2004, we had 0.2 million Euros payable to Nintendo of Europe covered by this standby letter of credit.

In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC in replacement of our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to $1.1 million. The standby letter of credit expires in December 2006. As of March 31, 2004, we did not have a payable balance on this standby letter of credit.

Development, Celebrity, League and Content Licenses: Payments and Commitments

The products produced by our studios are designed and created by our employee designers, artists, software programmers and by non-employee software developers (“independent artists” or “third-party developers”). We typically advance development funds to the independent artists and third-party developers during development of our games, usually in installment payments made upon the completion of specified development milestones. These payments are considered advances against subsequent royalties based on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers. In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA and UEFA (professional soccer); NASCAR (stock car racing); John Madden (professional football); National Basketball Association (professional basketball); PGA TOUR (professional golf); Tiger Woods (professional golf); National Hockey League and NHLPA (professional hockey); Warner Bros. (Harry Potter, Catwoman and Superman); MGM/Danjaq (James Bond); New Line Productions (The Lord of the Rings); National

Football League and Players Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); ISC (stock car racing); Major League Baseball Properties; MLB Players Association (professional baseball) and Island Def Jam (fighting). These developer and content license commitments represent the sum of (i) the cash payments due under non-royalty-bearing licenses and services agreements, and (ii) the minimum payments and advances against royalties due under royalty-bearing licenses and services agreements. These minimum guarantee payments and marketing commitments are included in the following table.

The following table summarizes our minimum contractual obligations and commercial commitments as of March 31, 2004 (in thousands), and the effect we expect them to have on our liquidity and cash flow in future periods:

	Contractual Obligations			Commercial Commitments

Fiscal Year		Developer/		Bank and
Ended		Licensee		Other	Letters
March 31,	Leases	Commitments	Marketing	Guarantees	of Credit	Total

2005	$20,234	$42,691	$24,744	$2,234	$305	$90,208
2006	23,041	36,962	7,167	234	—	67,404
2007	17,254	12,789	4,152	204	—	34,399
2008	14,132	16,003	4,152	204	—	34,491
2009	9,816	10,503	4,152	203	—	24,674
Thereafter	35,758	11,307	—	203	—	47,268

Total	$120,235	$130,255	$44,367	$3,282	$305	$298,444

Total rent expense for all operating leases was $27.3 million, $22.3 million and $27.5 million, for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

The lease commitments disclosed above exclude commitments included in our restructuring activities for contractual rental commitments of $31.3 million under real estate leases for unutilized office space, offset by $18.4 million of estimated future sub-lease income. These amounts were expensed in the periods of the related restructuring and are included in our accrued liabilities reported on our Consolidated Balance Sheet as of March 31, 2004. Please see Note 6 in the Notes to Consolidated Financial Statements for additional information.

Litigation

We are subject to pending claims and litigation. Management, after review and consultation with legal counsel, considers that any liability from the disposition of such lawsuits would not have a material adverse effect upon our consolidated financial condition or results of operations.

Director Indemnity Agreements

We have entered into an indemnification agreement with the members of our Board of Directors to indemnify our Directors to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the Directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the Directors are sued as a result of their service as members of our Board of Directors.

(11)	INCOME TAXES

Our pretax income from operations for the fiscal years ended March 31, 2004, 2003 and 2002 consisted of the following components (in thousands):

	Year Ended March 31,

	2004	2003	2002

Domestic	$489,857	$222,123	$17,020
Foreign	306,703	239,326	131,267

Total pretax income	$796,560	$461,449	$148,287

Income tax expense (benefit) for the fiscal years ended March 31, 2004, 2003 and 2002 consisted of (in thousands):

	Current	Deferred	Total

March 31, 2004
Federal	$121,373	$27,840	$149,213
State	3,651	(14,864)	(11,213)
Foreign	18,017	(5,381)	12,636
Charge in association with disposition from employee stock plans	68,632	—	68,632

	$211,673	$7,595	$219,268

March 31, 2003
Federal	$76,435	$(13,332)	$63,103
State	2,858	(13,318)	(10,460)
Foreign	17,178	(1,392)	15,786
Charge in association with disposition from employee stock plans	74,620	—	74,620

	$171,091	$(28,042)	$143,049

March 31, 2002
Federal	$60,728	$(44,277)	$16,451
State	1,048	(672)	376
Foreign	4,306	2,295	6,601
Charge in association with disposition from employee stock plans	22,541	—	22,541

	$88,623	$(42,654)	$45,969

The components of the net deferred tax assets as of March 31, 2004 and 2003 consist of (in thousands):

	As of March 31,

	2004	2003

Deferred tax assets:
Accruals, reserves and other expenses	$70,637	$83,906
Net operating loss carryforwards	1,204	2,723
Tax credits	77,564	77,202

Total	149,405	163,831

Deferred tax liabilities:
Prepaid royalty expenses	(2,366)	(10,741)
Fixed assets	(23,630)	(21,785)
Other	(301)	(602)

Total	(26,297)	(33,128)

Net deferred tax asset	$123,108	$130,703

As of March 31, 2004, deferred tax assets of $84.3 million and $40.8 million were classified as current assets and long-term assets, respectively. In addition, deferred tax liabilities of $2.0 million were classified as accrued and other liabilities. As of March 31, 2003, deferred tax assets of $117.2 million and $13.5 million were classified as current assets and long-term assets, respectively.

We have research and experimental tax credit carryforwards aggregating approximately $29.5 million and $37.2 million for federal and California purposes, respectively. The federal credit carryforwards expire from 2022 to 2024. The California credits carry over indefinitely until utilized. We also have foreign tax credit carryforwards of approximately $6.2 million, which expire from 2005 to 2008.

The differences between the statutory income tax rate and our effective tax rate, expressed as a percentage of income before provision for (benefit from) income taxes, for the years ended March 31, 2004, 2003 and 2002 were as follows:

	Year Ended March 31,

	2004	2003	2002

Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.8%	1.9%	1.5%
Differences between statutory rate and foreign effective tax rate	(6.2%)	(4.5%)	(3.0%)
Research and development credits	(0.6%)	(1.2%)	(3.4%)
Resolution of certain tax-related matters with the IRS	(2.5%)	—	—
Other	—	(0.2%)	0.9%

Effective tax rate	27.5%	31.0%	31.0%

Our effective income tax rate reflects the tax benefits from having significant operations outside the United States that are taxed at rates lower than the statutory rate of 35 percent.

Undistributed earnings of our foreign subsidiaries amounted to approximately $738.3 million as of March 31, 2004. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

As of March 31, 2004, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

During the fiscal year ended March 31, 2003, we successfully prevailed in Tax Court proceedings with respect to previously-contested deficiencies issued by the Internal Revenue Service (“IRS”) in conjunction with its audit of our U.S. income tax returns for the fiscal years 1993 through 1996. In addition, the IRS examined our U.S. income tax returns for fiscal years 1997 through 1999 and has proposed certain adjustments. During the fourth quarter of fiscal 2004, we resolved certain of these matters with the Internal Revenue Service, which lowered our income tax expense by $19.7 million and resulted in a 2.5 percent rate reduction. However, we have not resolved certain other issues identified by the IRS for these tax years and are planning to contest them. In addition, the IRS has recently commenced an examination of our U.S. income tax returns for fiscal years 2000 through 2003. While the ultimate resolution of tax audits involves a degree of uncertainty, we believe that adequate amounts of tax accruals have been provided for any adjustments that are expected to result for these years.

(12)	STOCKHOLDERS’ EQUITY

(a) Preferred Stock

As of March 31, 2004 and 2003, we had 10,000,000 shares of preferred stock authorized but unissued. The rights, preferences, and restrictions of the preferred stock may be designated by the Board of Directors without further action by our stockholders.

(b) Tracking Stock

On March 22, 2000, our stockholders authorized the issuance of a new series of common stock, designated as Class B common stock (“Tracking Stock”). The Tracking Stock was intended to reflect the performance of the EA.com business segment. As a result of the approval of the Tracking Stock Proposal, our existing common stock was re-classified as Class A common stock and was intended to reflect the performance of the EA Core business segment. With the authorization of the Class B common stock, we transferred a portion of our consolidated assets, liabilities, revenue, expenses and cash flows to EA.com Inc., a wholly-owned subsidiary of Electronic Arts.

In March 2003, we consolidated the operations of EA.com into our core operations in order to increase efficiency, simplify our reporting structure and more directly integrate our online activities into our core console and PC business. As a result, we eliminated dual class reporting starting in fiscal 2004. The majority of outstanding Class B options and warrants not directly held by us have been acquired or converted to Class A shares and warrants.

(13)	EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

(a) Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan program, which commenced in September 1991, whereby eligible employees may authorize payroll deductions of up to 10 percent of their compensation to purchase shares at 85 percent of the lower of the fair market value of the Class A common stock on the date of commencement of the offering or on the last day of the six-month purchase period. A new Employee Stock Purchase Plan program, the “2000 Class A Employee Stock Purchase Plan” was approved by the Board of Directors in May 2000 and commenced in August 2000. In addition, we have a stock purchase plan which was adopted without stockholder approval, the International Employee Stock Purchase Plan, which was terminated by the Board of Directors in connection with the amendment of the stockholder-approved Plan discussed below as of February 2003.

The International Employee Stock Purchase Plan was adopted by the Board of Directors in June 1996 and amended in October 1998, February 1999 and February 2002 and is in all material respects identical to the 2000 Class A Employee Stock Purchase Plan approved by the stockholders for U.S. employees. In February 2003, the Board of Directors approved an amendment to the 2000 Class A Employee Stock Purchase Plan to segregate provisions of the Plan for purchases intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”) for participants residing in the U.S., from those that are not intended to qualify under Section 423 of the Code for participants residing outside of the U.S. Accordingly, we will no longer issue Class A common stock under the International Employee Stock Purchase Plan.

Information related to stock issuances under these plans is as follows:

	Year Ended March 31,

	2004	2003	2002

Number of shares purchased	866,541	697,896	626,480

Range of purchase prices	$22.44 to $38.14	$22.44 to $22.87	$21.22 to $22.52
Estimated weighted-average fair value of purchases	$9.53	$9.78	$9.44

The fair value above was estimated on the date of grant using the Black-Scholes option-pricing model assumptions described in Note 1(o) of the Notes to Consolidated Financial Statements. As of March 31, 2004, we had 571,389 shares of Class A common stock reserved for future issuance under the 2000 Class A Employee Stock Purchase Plan.

(b) Stock Option Plans

Our 2000 Class A Equity Incentive Plan, 1991 Stock Option Plan, 1995 Stock Option Plan, Directors’ Stock Option Plan and 1993 Directors’ Stock Option Plan (“Class A Option Plans”) provide options for employees, officers and directors to purchase the Company’s Class A common stock. Pursuant to these Class A Option Plans, our Board of Directors may grant non-qualified and incentive stock options to employees and officers and non-qualified options to Directors, at not less than 85 percent of the fair market value on the date of grant, except for any incentive stock options, which can be granted at not less than the fair market value on the date of grant. In addition, the 1995 Stock Option Plan and the 2000 Class A Equity Incentive Plan allow for grants of restricted stock.

At our Annual Meeting of Stockholders, held on July 31, 2003, the stockholders approved an amendment to amend the 2000 Class A Equity Incentive Plan to increase the number of shares of our Class A common stock reserved for issuance under the Plan by 11,000,000.

Our 2000 Class B Equity Incentive Plan (“Class B plan”) allows the award of stock options or restricted stock for up to an aggregate of 6,000,000 shares of Class B common stock. The Class B plan included a provision for automatic option grants to our outside directors. In February 2003, the Board of Directors amended the Class B plan to eliminate automatic grants to Directors and to preclude any further awards under the Class B plan. As of March 31, 2004, there were 200,130 restricted shares issued and no shares available for future issuance under the Class B plan. See Note 12 of the Notes to Consolidated Financial Statements.

Options under the Class A Option Plans and the Class B plan generally expire ten years from the date of grant and are generally exercisable as to 24 percent of the shares after 12 months, and then the remainder in monthly increments over 38 months.

In fiscal 2001, our Board of Directors approved the Key Partner Class B Equity Incentive Program which allowed for the issuance of warrants to key business partners to purchase up to 750,000 shares of Class B common stock. As of March 31, 2002, there were warrants to purchase 121,000 shares of Class B common stock outstanding under this program. These warrants expire not later than five years from issuance. In February 2003, we caused a “Warrant Holder Exchange” of the warrants to purchase Class B stock and terminated the program. Accordingly, all of the Class B warrants were exchanged for warrants to purchase 30,504 shares of Class A common stock, and there are no longer any shares of Class B common stock allocated for issuance under the program. As of March 31, 2004, there were outstanding warrants to purchase 10,548 shares of Class A common stock.

We have an equity compensation stock plan which was adopted without stockholder approval, the Celebrity and Artist Stock Option Plan. The Celebrity and Artist Stock Option Plan was adopted by the Board of Directors in July 1994 and amended in May 1997, October 1997, September 1998 and July 1999. The terms under this plan are substantially similar to the terms of the 2000 Class A Equity Incentive Plan. The Celebrity and Artist Stock Option Plan expires in July 2004.

The following summarizes the activity under our Class A stock option plans during the fiscal years ended March 31, 2004, 2003 and 2002:

	Options Outstanding

		Weighted-
		Average
	Number of	Exercise
	Shares	Price

Balance at April 1, 2001	43,088,278	$14.33
Granted	12,627,552	25.65
Canceled	(2,717,380)	18.07
Exercised	(7,363,130)	11.14

Balance at March 31, 2002	45,635,320	17.76
(20,448,146 shares were exercisable at a weighted-average price of $13.02)
Granted	13,792,236	30.49
Canceled	(2,129,664)	23.63
Exercised	(9,338,860)	12.44

Balance at March 31, 2003	47,959,032	22.19
(21,562,992 shares were exercisable at a weighted-average price of $16.17)
Granted	9,181,602	45.38
Canceled	(1,363,068)	28.71
Exercised	(12,223,535)	17.10

Balance at March 31, 2004	43,554,031	$28.31

Options available for grant at March 31, 2004	8,670,239

The following summarizes the activity under the Company’s Class B stock option plan during the fiscal years ended March 31, 2004, 2003 and 2002:

	Options Outstanding

		Weighted-
		Average
	Number of	Exercise
	Shares	Price

Balance at March 31, 2001	5,106,482	$9.68
Granted	977,983	12.00
Canceled	(1,923,220)	9.99
Exercised	(80)	9.00

Balance at March 31, 2002	4,161,165	10.09
(2,007,399 shares were exercisable at a weighted-average price of $9.65)
Granted	15,000	9.00
Canceled	(2,053,668)	9.88
Exercised	(50)	9.00

Balance at March 31, 2003	2,122,447	10.30
(1,470,855 shares were exercisable at a weighted-average price of $10.03)
Granted	—	—
Canceled	(2,087,558)	10.38
Exercised	—	—

Balance at March 31, 2004	34,889	$9.11

Options available for grant at March 31, 2004(a)	—

(a)	In February 2003, the Board of Directors amended the Class B plan to preclude any further awards under the Class B plan.

Additional information regarding options outstanding for Class A as of March 31, 2004 is as follows:

	Options Outstanding				Options Exercisable

		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average			Average
Range of	Number of	Contractual	Exercise	Potential	Number of	Exercise	Potential
Exercise Prices	Shares	Life	Price	Dilution	Shares	Price	Dilution

$ 0.55 - $14.25	4,844,424	3.62	$9.26	1.6%	4,841,864	$9.26	1.6%
14.26 - 22.25	4,770,157	5.94	17.42	1.6%	3,855,828	17.07	1.3%
22.26 - 24.66	7,313,755	7.05	23.82	2.5%	4,021,731	24.04	1.3%
24.67 - 28.52	5,715,784	7.42	26.75	1.9%	2,598,569	26.60	0.9%
28.53 - 30.82	4,715,375	8.18	30.03	1.6%	1,431,571	29.98	0.5%
30.83 - 31.32	6,381,092	8.53	31.31	2.1%	1,314,343	31.31	0.4%
31.33 - 44.40	4,357,256	9.17	39.41	1.4%	408,412	32.96	0.1%
44.41 - 48.79	4,658,320	9.60	48.23	1.5%	68	44.49	0.0%
48.80 - 52.42	797,868	9.62	50.06	0.3%	5,000	49.45	0.0%

$ 0.55 - $52.42	43,554,031	7.47	$28.31	14.5%	18,477,386	$20.26	6.1%

Potential dilution is computed by dividing the options in the related range of exercise prices by the shares of common stock issued and outstanding at March 31, 2004 (301,332,458 shares). The weighted average estimated fair value of stock options granted during fiscal 2004, 2003 and 2002 were $16.22, $13.64 and $11.96, respectively. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model assumptions described in Note 1(o) of the Notes to Consolidated Financial Statements.

The 43.6 million options outstanding have vested or will vest approximately as follows (in millions):

	2004 and
	Prior	2005	2006	2007	2008	Total

Number of options	18.5	12.1	7.6	5.1	0.3	43.6

(c) 401(k) Plan

We have a 401(k) Plan covering substantially all of our U.S. employees. The 401(k) Plan permits us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed $5.1 million, $5.1 million and $4.8 million to the 401(k) Plan in fiscal 2004, 2003 and 2002, respectively.

(14)	INTEREST AND OTHER INCOME, NET

Interest and other income, net for the years ended March 31, 2004, 2003 and 2002 consisted of (in thousands):

	Year Ended March 31,

	2004	2003	2002

Interest income, net	$29,369	$21,476	$16,691
Gain (loss) on disposition of assets, net	(2,434)	1,559	(131)
Impairment of investment in affiliates	—	(10,590)	—
Net gain (loss) on foreign currency assets and liabilities	44,299	21,651	(2,041)
Net loss on foreign currency forward contracts	(50,007)	(30,079)	(1,403)
Ineffective portion of hedging	(1,638)	—	—
Equity in net income of investments in affiliates	655	5,467	2,999
Other income (expense), net	719	(4,262)	(3,267)

Interest and other income, net	$20,963	$5,222	$12,848

(15)	COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income”, requires classification of other comprehensive income in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income includes primarily foreign currency translation adjustments and unrealized gains (losses) on investments.

The change in the components of accumulated other comprehensive income, net of tax, is summarized as follows (in thousands):

		Unrealized
	Foreign	Gains	Accumulated
	Currency	(Losses) on	Other
	Translation	Investments,	Comprehensive
	Adjustment	Net	Income (Loss)

Balance at March 31, 2001	$(15,619)	$2,916	$(12,703)
Other comprehensive income (loss)	1,453	(3,474)	(2,021)

Balance at March 31, 2002	(14,166)	(558)	(14,724)
Other comprehensive income	14,540	1,718	16,258

Balance at March 31, 2003	374	1,160	1,534
Other comprehensive income (loss)	19,134	(189)	18,945

Balance at March 31, 2004	$19,508	$971	$20,479

The change in unrealized gains (losses) on investments, net are shown net of taxes of $0.1 million, $1.3 million and $(1.6) million in fiscal 2004, 2003 and 2002, respectively.

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(16)	NET INCOME (LOSS) PER SHARE

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

In fiscal years 2003 and 2002, net income (loss) per share is computed individually for Class A common stock and Class B common stock.

	Year Ended March 31, 2004
(In thousands, except per share amounts):
	Class A	Class A
	Common	Common
	Stock — Basic	Stock — Diluted

Net income	$577,292	$577,292

Shares used to compute net earnings per share:
Weighted-average common shares	295,396	295,396
Dilutive stock equivalents	—	12,837

Dilutive potential common shares	295,396	308,233

Net earnings per share:
Basic	$1.95	N/A
Diluted	N/A	$1.87

	Year Ended March 31, 2003
(In thousands, except per share amounts):
	Class A	Class A	Class B
	Common	Common	Common
	Stock — Basic	Stock — Diluted	Stock

Net income (loss) before retained interest in EA.com	$474,637	$317,097	$(157,540)
Net loss related to retained interest in EA.com	(145,425)	—	145,425

Net income (loss)	$329,212	$317,097	$(12,115)

Shares used to compute net earnings (loss) per share:
Weighted-average common shares	281,978	281,978	4,368
Dilutive stock equivalents	—	10,913	—

Dilutive potential common shares	281,978	292,891	4,368

Net earnings (loss) per share:
Basic	$1.17	N/A	$(2.77)
Diluted	N/A	$1.08	$(2.77)

	Year Ended March 31, 2002
(In thousands, except per share amounts):
	Class A	Class A	Class B
	Common	Common	Common
	Stock — Basic	Stock — Diluted	Stock

Net income (loss) before retained interest in EA.com	$253,156	$101,509	$(151,647)
Net loss related to retained interest in EA.com	(128,900)	—	128,900

Net income (loss)	$124,256	$101,509	$(22,747)

Shares used to compute net earnings (loss) per share:
Weighted-average common shares	273,665	273,665	6,026
Dilutive stock equivalents	—	12,619	—

Dilutive potential common shares	273,665	286,284	6,026

Net earnings (loss) per share:
Basic	$0.45	N/A	$(3.77)
Diluted	N/A	$0.35	$(3.77)

Excluded from the above computation of weighted-average common shares for Class A Diluted EPS for the fiscal years ended March 31, 2004, 2003 and 2002 were options to purchase 3,218,000, 6,303,000 and 3,030,000 shares of common stock, respectively, as the options’ exercise price was greater than the average market price of the common shares. For fiscal 2004, 2003 and 2002, the weighted-average exercise price of these respective options was $47.19, $31.16 and $28.83 per share.

Due to our fiscal 2003 restructuring related to EA.com, (see Note 6), Class B EPS reporting is no longer required. The Diluted EPS calculation for Class A common stock, presented above for 2003 and 2002, included the potential dilution from the conversion of Class B common stock to Class A common stock in the event that the initial public offering for Class B common stock did not occur. Net income used for the calculation of Diluted EPS for Class A common stock was $317.1 million and $101.5 million for the fiscal years ended March 31, 2003 and 2002, respectively. This net income included the remaining interest in EA.com (100 percent of EA.com losses) which was directly attributable to outstanding Class B shares owned by third parties, which would have been included in the Class A common stock EPS calculation in the event that an initial public offering for Class B common stock did not occur.

Due to the net loss attributable for the twelve months ended March 31, 2003 and 2002 on a diluted basis to Class B Stockholders, all stock options have been excluded from the Diluted EPS calculation as their inclusion would have been antidilutive. Had net income been reported for these periods, an additional 1,405,000 and 842,000 shares would have been added to diluted potential common shares for Class B common stock for the twelve months ended March 31, 2003 and 2002, respectively.

(17)	RELATED PARTY TRANSACTIONS

Transactions with Executive Officers

On June 24, 2002, we agreed to loan Warren Jenson $4,000,000, to be forgiven over four years based on his continuing employment. Two million dollars of the note will be forgiven after two years employment (at which time we will provide Mr. Jenson the funds required to offset the tax implications of the forgiveness), and the remainder forgiven after four years. No additional funds will be provided to offset the tax implications of the forgiveness of the second two million dollars. The loan does not bear interest. The entire balance of the loan was outstanding as of March 31, 2004.

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

In May and June 2000, the following executive officers entered into secured full recourse promissory notes to purchase EA’s Class B common stock under Restricted Stock Purchase Agreements: Mr. John Riccitiello, $449,500; Mr. Don Mattrick, $224,750; Mr. E. Stanton McKee Jr., $134,850; Mr. J. Russell (Rusty) Rueff, Jr., $134,850, and Mr. David Carbone, $44,950. The terms of the notes were five years and the interest, set at a market rate as determined under guidelines set forth in the Internal Revenue Code and state statutes, was due and payable quarterly. In December 2002 and January 2003, Mr. Riccitiello, Mr. Mattrick, Mr. McKee, Mr. Rueff and Mr. Carbone paid in full all principal and accrued interest owed under these notes.

News America Corporation Exchange

On February 7, 2000, we acquired Kesmai from News America Corporation (“News Corp”) in exchange for $22.5 million in cash and approximately 412,000 shares of our existing common stock valued at $8.6 million. Under the original agreements, we agreed to spend $12.5 million through the period ended June 1, 2002 in advertising with News Corp or any of its affiliates. In addition, under these agreements if certain conditions were met, including that a qualified public offering of Class B common stock did not occur within twenty-four months of News Corp’s purchase of such shares and all of the Class B outstanding shares had been converted to Class A common stock, then (1) News Corp would have the right to (i) exchange Class B common stock for approximately 412,000 shares of Class A common stock, and (ii) receive cash from us in the amount of $9.6 million, and (2) we would agree to spend an additional $11.7 million in advertising with News Corp and its affiliates.

On August 30, 2002, we entered into a new agreement with News Corp under which (i) News Corp exchanged its 2,000,000 shares of Class B common stock for 412,908 shares of Class A common stock and (ii) we paid News Corp $1.0 million in cash and committed to spend an additional $17.0 million in advertising with News Corp and its affiliates through the period ended December 31, 2006. All of our other obligations to News Corp under the original agreements were terminated. As of March 31, 2004, we had satisfied our advertising commitment with News Corp in full.

(18)	SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, establishes standards for the reporting by public business enterprises of information about product lines, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes our operating segments for making operational decisions and assessments of financial performance.

Our chief operating decision maker is considered to be our Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region and by product lines for purposes of making operating decisions and assessing financial performance.

In fiscal 2003 and 2002, we operated and reviewed our business in two business segments:

■	EA Core business segment: creation, marketing and distribution of entertainment software.
■	EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online, ongoing management of subscriptions of online games and website advertising.

In March 2003, we consolidated the operations of the EA.com business segment into our core business. We consider online functionality to be integral to our existing and future products. Accordingly, beginning April 1, 2003, we no longer manage our online products and services as a separate business segment, and have consolidated our reporting related to online products and services into our reporting for the overall development and publication of our core products for all reporting periods ending after that date. We believe that this better reflects the way in which the CEO reviews and manages our business and reflects the importance of the online products and services relative to the rest of our business. Concurrently, we also eliminated separate reporting for Class B common stock for all reporting periods ending after April 1, 2003.

Our view and reporting of business segments may change due to changes in the underlying business facts and circumstances and the evolution of our reporting to our CEO.

Information about our net revenue by product line for the fiscal years ended March 31, 2004, 2003 and 2002 is presented below (in thousands):

	Year Ended March 31,

	2004	2003	2002

PlayStation 2	$1,314,758	$910,693	$482,882
PC	469,692	499,634	456,292
Xbox	384,320	219,378	78,363
Nintendo GameCube	199,893	176,656	51,740
Game Boy Advance	77,305	79,093	43,653
Subscription Services	49,514	44,648	34,236
PlayStation	29,619	99,951	189,535

EA Studio Net Product Revenue	2,525,101	2,030,053	1,336,701

Co-publishing and Distribution	398,221	375,759	269,010
Advertising, Programming, Licensing, and Other	33,819	76,432	118,964

Total Net Revenue	$2,957,141	$2,482,244	$1,724,675

Information about our operations in North America and in foreign territories for the fiscal years ended March 31, 2004, 2003 and 2002 is presented below (in thousands):

			Asia
			Pacific
	North		(excluding
	America	Europe	Japan)	Japan	Total

Year ended March 31, 2004

Net revenue from unaffiliated customers	$1,609,539	$1,180,274	$96,708	$70,620	$2,957,141
Interest income, net	25,360	3,812	197	—	29,369
Depreciation and amortization	51,963	23,926	1,003	621	77,513
Total assets	2,392,115	926,820	41,589	40,087	3,400,611
Capital expenditures	69,721	15,857	1,261	2,756	89,595
Long-lived assets	258,636	143,563	2,491	3,828	408,518

Year ended March 31, 2003

Net revenue from unaffiliated customers	$1,435,718	$878,904	$87,569	$80,053	$2,482,244
Interest income, net	18,821	2,420	234	1	21,476
Depreciation and amortization	75,620	14,467	924	628	91,639
Total assets	1,764,103	544,782	27,848	22,800	2,359,533
Capital expenditures	47,955	9,894	875	384	59,108
Long-lived assets	230,773	134,410	1,973	2,428	369,584

Year ended March 31, 2002

Net revenue from unaffiliated customers	$1,093,244	$519,458	$53,376	$58,597	$1,724,675
Interest income, net	14,440	2,010	241	—	16,691
Depreciation and amortization	95,395	13,768	1,091	647	110,901
Total assets	1,325,939	333,825	21,435	18,175	1,699,374
Capital expenditures	39,259	10,350	1,038	871	51,518
Long-lived assets	286,306	128,599	1,984	2,450	419,339

Our direct sales to Wal-Mart Stores, Inc. represented approximately 13 percent of total net revenue in fiscal 2004, approximately 12 percent of total net revenue in 2003, and approximately 14 percent of total net revenue in fiscal 2002.

(19)	QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

(In thousands, except per share data)	Quarter Ended

	June 30		Sept. 30		Dec. 31		March 31		Year Ended

Fiscal 2004 Consolidated
Net revenue	$353,381		$530,005		$1,475,323		$598,432		$2,957,141
Gross Profit	203,418		316,243		962,068		372,462		1,854,191
Operating income	21,772		101,867		557,508		94,450		775,597
Net income	18,368	(a)	76,588	(b)	392,296	(c)	90,040	(d)	577,292
Class A Stockholders
Net income per share - basic	$0.06		$0.26		$1.32		$0.30		$1.95
Net income per share - diluted	$0.06		$0.25		$1.26		$0.29		$1.87
Common stock price per share
High	$39.70		$48.50		$52.89		$52.18		$52.89
Low	$28.10		$36.55		$40.60		$43.43		$28.10
Class B Stockholders
Net loss per share - basic	N/A		N/A		N/A		N/A		N/A
Net loss per share - diluted	N/A		N/A		N/A		N/A		N/A
Common stock price per share
High	N/A		N/A		N/A		N/A		N/A
Low	N/A		N/A		N/A		N/A		N/A
Fiscal 2003 Consolidated
Net revenue	$331,898		$453,490		$1,233,726		$463,130		$2,482,244
Gross Profit	189,444		252,623		668,615		298,760		1,409,442
Operating income	6,282		71,246		369,123		9,576		456,227
Net income	7,404	(e)	50,234	(e)	250,219	(f)	9,240	(g)	317,097
Class A Stockholders
Net income per share - basic	$0.03		$0.19		$0.89		$0.04		$1.17
Net income per share - diluted	$0.03		$0.17		$0.85		$0.03		$1.08
Common stock price per share
High	$33.49		$34.50		$36.22		$30.23		$36.22
Low	$26.75		$26.23		$25.08		$23.76		$23.76
Class B Stockholders
Net loss per share - basic	$(0.49)		$(0.57)		$(0.86)		$(1.18)		$(2.77)
Net loss per share - diluted	$(0.49)		$(0.57)		$(0.86)		$(1.18)		$(2.77)
Common stock price per share
High	N/A		N/A		N/A		N/A		N/A
Low	N/A		N/A		N/A		N/A		N/A

(a)	Net income includes amortization of intangibles of $0.5 million, net of taxes.
(b)	Net income includes amortization of intangibles of $0.6 million, net of taxes.
(c)	Net income includes restructuring charges of $0.4 million, net of taxes, and amortization of intangibles of $0.4 million, net of taxes.
(d)	Net income includes restructuring charges of $6.4 million, net of taxes, amortization of intangibles of $0.4 million, net of taxes and a reversal of previously accrued income taxes of $19.7 million.
(e)	Net income includes amortization of intangibles of $1.6 million, net of taxes.
(f)	Net income includes restructuring charges of $5.4 million, net of taxes, and asset impairment charges of $1.0 million, net of taxes, as well as amortization of intangibles of $1.5 million, net of taxes.
(g)	Net income includes restructuring charges of $5.0 million, net of taxes, and asset impairment charges of $44.8 million, net of taxes, as well as amortization of intangibles of $0.5 million, net of taxes.

The Company’s Class A common stock is traded on the Nasdaq National Market under the symbol “ERTS”. The prices for the Class A common stock in the table above represent the high and low sales prices as reported on the Nasdaq National Market.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Electronic Arts Inc.:

We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill, effective April 1, 2002.

KPMG LLP

San Francisco, California

April 28, 2004

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Definition and limitations of disclosure controls. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Executive Vice President, Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.

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

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Executive Vice President, Chief Financial and Administrative Officer, after evaluating the effectiveness of our disclosure controls and procedures, believe that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President, Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding the required disclosure.

Changes in internal controls. During our last fiscal quarter, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in response to the certification requirements of the Sarbanes-Oxley Act and new SEC Regulations, during fiscal 2003 and 2004 we enhanced our internal controls and disclosure systems, through various measures including: detailing certain internal accounting policies; establishing a disclosure committee for the preparation of all periodic SEC reports; establishing an internal audit function; and requiring certifications from various trial balance controllers and other financial personnel responsible for our financial statements.

PART III

Item 10: Directors and Executive Officers of the Registrant

The information regarding directors who are nominated for election required by Item 10 is incorporated herein by reference to the information in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (the “Proxy Statement”) under the caption “Proposal No. 1 — Election of Directors”. The information regarding executive officers required by Item 10 is included in Item 1 hereof. The information regarding Section 16 compliance is incorporated herein by reference to the information in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.

The information required by Item 10 regarding our Global Code of Conduct (which includes code of ethics provisions applicable to our directors, principal executive officer, principal financial officer, principal accounting officer, and other senior financial officers) appears in Item 1 of this Form 10-K under the caption “Investor Information”.

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

Item 14: Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the information in the Proxy Statement under the caption “Fees of Independent Auditors”.

PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 54 of this report.

2.	Financial Statement schedules: See Schedule II on Page 100 of this report.

3.	Exhibits: The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of, or incorporated by reference into, this report:

Number	Exhibit Title

3.01	Amended and Restated Certificate of Incorporation of Electronic Arts Inc.(1)
3.02	Amended and Restated Bylaws.(2)
4.01	Specimen Certificate of Registrant’s Common Stock.(3)
10.01	Registrant’s Directors Stock Option Plan and related documents.(*)(4)
10.02	Registrant’s 1998 Directors’ Stock Option Plan and related documents, as amended(*)(5)
10.03	Registrants’ 1991 Stock Option Plan and related documents as amended.(*)(5)
10.04	Registrant’s 2000 Equity Incentive Plan as amended, and related documents.(*)(6)
10.05	Registrant’s 2000 Employee Stock Purchase Plan as amended, and related documents.(*)(6)
10.06	Form of Indemnity Agreement with Directors.
10.07	Description of Registrant’s FY 2005 Executive Bonus Plan.(*)
10.08	Lease Agreement by and between Registrant and the Prudential Insurance Company of America, dated January 10, 1994.(7)
10.09	Agreement for Lease between Flatirons Funding, LP and Electronic Arts Redwood, Inc. dated February 14, 1995.(8)
10.10	Guarantee from Electronic Arts Inc. to Flatirons Funding, LP dated February 14, 1995.(8)
10.11	Amended and Restated Guaranty from Electronic Arts Inc. to Flatirons Funding, LP dated March 7, 1997.(9)
10.12	Amended and Restated Agreement for Lease between Flatirons Funding, LP and Electronic Arts Redwood Inc. dated March 7,1997.(9)
10.13	Amendment No. 1 to Lease Agreement between Electronic Arts Redwood Inc. and Flatirons Funding, LP dated March 7, 1997.(9)
10.14	Lease Agreement by and between Registrant and Louisville Commerce Realty Corporation, dated April 1, 1999.(10)
10.15	Option agreement, agreement of purchase and sale, and escrow instructions for Zones 2 and 4, Electronic Arts Business Park, Redwood Shores California, dated April 5, 1999.(10)
10.16	Lease Agreement by and between Registrant and Spieker Properties, L.P., dated September 3, 1999.(11)
10.17	Master Lease and Deed of Trust by and between Registrant and Selco Service Corporation, dated December 6, 2000.(12)
10.19	Amendment No. 1 to Amended and Restated Credit Agreement by and among Flatirons Funding LP and The Dai-Ichi Kangyo Bank, Limited, New York Branch, dated February 21, 2001.(13)
10.20	Office Lease Agreement by and between Registrant and California Plaza of Walnut Creek, Inc., dated February 1, 2001.(13)
10.21	Amendment No. 2 to Lease Agreement by and between Electronic Arts Redwood, Inc. and Flatirons Funding, LP dated July 16, 2001.(14)
10.22	Participation Agreement among Electronic Arts Redwood, Inc., Electronic Arts Inc., Flatirons Funding, LP, Selco Service Corporation and Selco Redwood, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks and Tranche Banks and Keybank National Association dated July 16, 2001.(14)
10.23	Amendment No. 1 to Lease Agreement by and between Registrant and California Plaza of Walnut Creek, Inc., dated May 20, 2002.(15)
10.24	Offer Letter for Employment at Electronic Arts Inc. to Warren Jenson, dated June 21, 2002.(15)*

Number	Exhibit Title

10.25	Full Recourse Promissory Note between Electronic Arts Inc. and Warren Jenson, dated July 19, 2002.(15)
10.26	Full Recourse Promissory Note between Electronic Arts Inc. and Warren Jenson, dated July 19, 2002.(15)
10.27	Participation Agreement among Electronic Arts Redwood, Inc., Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks and Keybank National Association, dated December 6, 2000.(16)
10.28	Amendment No. 2 to Lease Agreement by and between Registrant and California Plaza of Walnut Creek, Inc., dated January 7, 2003.(17)
10.29	Lease Agreement by and between Registrant and Ontrea, Inc. dated October 7, 2002.(17)
10.30	Lease Agreement by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.(18)
10.31	Agreement Re: Right of First Offer to Purchase and Option to Purchase by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.(18)
10.32	Profit Participation Agreement by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.(18)
10.33	Sublease Agreement by and between Electronic Arts Inc. and Playa Capital Company, LLC, dated July 31, 2003.(18)
10.34	Licensed Publisher Agreement by and between EA and Sony Computer Entertainment America Inc. dated as of April 1, 2000.(19)(**)
10.35	Amending Agreement among Ontrea Inc. (the “Landlord”), Electronic Arts (Canada), Inc. (the “Tenant”), and Electronic Arts Inc. (the “Indemnifier”), dated October 30, 2003.(2)
10.36	First Amendment of Lease between Louisville Commerce Realty Corporation and Electronic Arts Inc., dated February 23, 2004.
21.01	Subsidiaries of the Registrant.
23.01	Consent and Report of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Additional exhibits furnished with this report:
32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensatory plan or arrangement.

(**)	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.

(1)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2000.
(2)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.
(3)	Incorporated by reference exhibits filed with Registrant’s Registration Statement on Form S-4, filed March 3, 1994 (File No. 33-75892).
(4)	Incorporated by reference to exhibits filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-8, filed November 6, 1991 (File No. 33-32616).
(5)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8, filed July 30, 1999 (File No. 333-84215).
(6)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8, filed August 6, 2003 (File No. 333-107710).
(7)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 1994.

(8)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 1995.
(9)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 1997.

(10)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 1999.
(11)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(12)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.
(13)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2001.
(14)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002.
(15)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(16)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.
(17)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2003.
(18)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(19)	Incorporated by reference to exhibits filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-3, filed November 12, 2003 (File No. 333-102797).

(b) Reports on Form 8-K

On January 27, 2004, we filed a current report on Form 8-K relating to the announcement of our financial results for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.

By:	/s/ Lawrence F. Probst III

Lawrence F. Probst III
Chairman of the Board and Chief Executive Officer

Date: June 4, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 4th of June 2004.

Name	Title

/s/ Lawrence F. Probst III Lawrence F. Probst III	Chairman of the Board and Chief Executive Officer

/s/ Warren C. Jenson Warren C. Jenson	Executive Vice President, Chief Financial and Administrative Officer

/s/ Kenneth A. Barker Kenneth A. Barker	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Directors:
/s/ M. Richard Asher M. Richard Asher	Director

/s/ William J. Byron William J. Byron	Director

/s/ Leonard S. Coleman Leonard S. Coleman	Director

/s/ Gary M. Kusin Gary M. Kusin	Director

/s/ Gregory B. Maffei Gregory B. Maffei	Director

/s/ Timothy Mott Timothy Mott	Director

/s/ Robert W. Pittman Robert W. Pittman	Director

/s/ Linda J. Srere Linda J. Srere	Director

ELECTRONIC ARTS INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2004, 2003 and 2002

(In thousands)

Allowance for Doubtful	Balance at	Charged to	Charged to		Balance at
Accounts, Price	Beginning	Costs and	Other		End of
Protection and Returns	of Period	Expenses	Accounts(1)	Deductions	Period

Year Ended March 31, 2004	$164,634	$299,427	$14,110	$323,489	$154,682

Year Ended March 31, 2003	$115,870	$318,534	$10,486	$280,256	$164,634

Year Ended March 31, 2002	$89,833	$183,847	$(3,947)	$153,863	$115,870

(1)	Primarily the translation effect of using the average exchange rate for expense items and the year-ended exchange rate for the balance sheet item (allowance account) and other reclassification adjustments.

ELECTRONIC ARTS INC.

2004 FORM 10-K ANNUAL REPORT

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.06	Form of Indemnity Agreement with Directors
10.07	Description of Registrant’s FY 2005 Executive Officer Bonus Plan
10.36	First Amendment of Lease by and between Louisville Commerce Realty Corporation and Electronic Arts Inc.
21.01	Subsidiaries of the Registrant
23.01	Consent and Report of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ADDITIONAL EXHIBITS ACCOMPANYING THIS REPORT:

32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.