Form 10-Q
period 2004-06-30
ELECTRONIC ARTS INC
filed 2004-08-03
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

YES  ☒  NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

		Outstanding as of
Class of Common Stock	Par Value	July 29, 2004
Class A Common Stock	$0.01	303,676,102

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)	June 30,	March 31,
(In thousands, except share data)	2004	2004 (a)

ASSETS
Current assets:
Cash and cash equivalents	$1,133,171	$2,149,885
Short-term investments	1,236,105	264,461
Marketable equity securities	2,088	1,225
Receivables, net of allowances of $121,496 and $154,682, respectively	169,620	211,916
Inventories	53,033	55,143
Deferred income taxes	84,560	84,312
Other current assets	163,221	161,867

Total current assets	2,841,798	2,928,809
Property and equipment, net	292,867	298,073
Investments in affiliates	14,951	14,332
Goodwill	91,576	91,977
Other intangibles, net	18,190	18,468
Long-term deferred income taxes	42,650	40,755
Other assets	68,205	71,612

TOTAL ASSETS	$3,370,237	$3,464,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,556	$114,087
Accrued and other liabilities	520,432	630,138

Total current liabilities	585,988	744,225
Other liabilities	37,654	41,443

TOTAL LIABILITIES	623,642	785,668
Commitments and contingencies	–	–
Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized	–	–
Common stock
Class A common stock, $0.01 par value. 400,000,000 shares authorized; 303,344,495 and 301,332,458 shares issued and outstanding, respectively	3,033	3,013
Class B common stock, $0.01 par value. 100,000,000 shares authorized; 200,130 and 200,130 shares issued and outstanding, respectively	2	2
Paid-in capital	1,210,939	1,153,680
Retained earnings	1,525,409	1,501,184
Accumulated other comprehensive income	7,212	20,479

Total stockholders’ equity	2,746,595	2,678,358

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,370,237	$3,464,026

See accompanying Notes to Condensed Consolidated Financial Statements.

(a)	Derived from audited financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
(unaudited)
(In thousands, except per share data)	2004	2003

Net revenue	$431,641	$353,381
Cost of goods sold	176,755	149,963

Gross profit	254,886	203,418
Operating expenses:
Marketing and sales	63,220	59,084
General and administrative	35,054	30,760
Research and development	130,642	91,122
Amortization of intangibles	622	680
Restructuring charges	388	–

Total operating expenses	229,926	181,646

Operating income	24,960	21,772
Interest and other income, net	9,159	4,849

Income before provision for income taxes	34,119	26,621
Provision for income taxes	9,894	8,253

Net income	$24,225	$18,368

Net earnings per share:
Class A common stock:
Net income:
Basic	$24,225	$18,368
Diluted	$24,225	$18,368
Net earnings per share:
Basic	$0.08	$0.06
Diluted	$0.08	$0.06
Number of shares used in computation:
Basic	302,238	289,910
Diluted	315,576	299,632

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(unaudited)	June 30,
(In thousands)	2004	2003

OPERATING ACTIVITIES
Net income	$24,225	$18,368
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,207	13,223
Equity in net income of investment in affiliates	(483)	–
Loss (gain) on sale of property, equipment and marketable equity securities	(2,333)	53
Stock-based compensation	225	194
Tax benefit from exercise of stock options	12,778	20,143
Change in assets and liabilities:
Receivables, net	36,823	55,798
Inventories	956	8,136
Other assets	(75)	6,557
Accounts payable	(47,558)	(46,063)
Accrued and other liabilities	(106,601)	(110,720)

Net cash used in operating activities	(65,836)	(34,311)

INVESTING ACTIVITIES
Capital expenditures	(26,109)	(12,187)
Proceeds from sale of property and equipment	15,433	38
Purchase of investment in affiliate	(250)	–
Proceeds from sale of investment in affiliate	–	8,467
Purchase of short-term investments	(1,557,305)	(731,176)
Proceeds from maturities and sales of short-term investments	572,253	557,746
Purchase of minority interest	–	(2,513)
Acquisition of subsidiary, net of cash acquired	(12)	–

Net cash used in investing activities	(995,990)	(179,625)

FINANCING ACTIVITIES
Proceeds from sales of common stock through employee stock plans and other plans	44,276	72,865
Repayment of Class B notes receivable	–	135
Dividend to joint venture	–	(2,587)

Net cash provided by financing activities	44,276	70,413

Effect of foreign exchange on cash and cash equivalents	836	4,225

Decrease in cash and cash equivalents	(1,016,714)	(139,298)
Beginning cash and cash equivalents	2,149,885	949,995

Ending cash and cash equivalents	1,133,171	810,697
Short-term investments	1,236,105	811,376

Ending cash, cash equivalents and short-term investments	$2,369,276	$1,622,073

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,503	$1,754

Non-cash investing activities:
Change in unrealized appreciation (loss) on investments and marketable equity securities	$(12,545)	$419

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Electronic Arts develops, markets, publishes and distributes interactive software games that are playable by consumers on home videogame machines (such as the Sony PlayStation®2, Microsoft Xbox®, Nintendo GameCube™ consoles), personal computers (PC), hand-held game machines (such as the Game Boy® Advance) and online, over the Internet and other proprietary online networks. Many of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and many of our games are based on intellectual property that is wholly-owned by us (e.g., The Sims™ and Medal of Honor™). Our goal is to develop titles which appeal to the mass markets and as a result, we develop, market, publish and distribute our games in over 100 countries, often translating and localizing them for sale in non-English speaking countries. Our goal is to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this are our annual iterations of our sports-based franchises (e.g., NCAA Football and FIFA Soccer), titles based on long-lived movie properties (e.g., James Bond™) and wholly-owned properties that can be successfully sequeled (e.g., SimCity™).

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

Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation.

On October 20, 2003, our Board of Directors authorized a two-for-one stock split of our Class A common stock which was distributed on November 17, 2003 in the form of a stock dividend for shareholders of record at the close of business on November 3, 2003. All issued and outstanding share and per-share amounts related to the Class A common stock in the accompanying Condensed Consolidated Financial Statements and Notes thereto have been restated to reflect the stock split for all periods presented.

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 as filed with the Securities and Exchange Commission on June 4, 2004.

(2) FISCAL YEAR AND FISCAL QUARTER

Our fiscal year is reported on a 52/53-week period that ends on the final Saturday of March in each year. The results of operations for fiscal 2005 and 2004 contain 52 weeks. The results of operations for the fiscal quarters ended June 30, 2004 and June 30, 2003 each contain 13 weeks ending on June 26, 2004 and June 28, 2003, respectively. For simplicity of presentation, all fiscal periods are reported as ending on a calendar month end.

(3) EMPLOYEE STOCK-BASED COMPENSATION

We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended.

Had compensation cost for our stock-based compensation plans been measured based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123, we estimate that our reported net income (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants made during the three months ended June 30, 2004 and 2003 under the stock plans:

	Three Months Ended
	June 30,
	2004	2003

Risk-free interest rate	3.0%	1.7%
Expected volatility	40.1%	56.8%
Expected life (in years)	3.2	2.9
Assumed dividends	None	None

Our calculations are based on a multiple option valuation approach and forfeitures are recognized when they occur.

	Three Months Ended
Class A common stock	June 30,
(In thousands, except per share data)	2004	2003

Net income – as reported	$24,225	$18,368
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(19,589)	(20,173)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	25	49

Net income (loss) – pro forma	$4,661	$(1,756)

Class A common stock
Earnings (loss) per share:
As reported – basic	$0.08	$0.06
Pro forma – basic	$0.02	$(0.01)
As reported – diluted	$0.08	$0.06
Pro forma – diluted	$0.01	$(0.01)

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft on the Proposed SFAS, “Share-Based Payment – an amendment of FASB Statements No. 123 and 95”. The proposed statement addresses the accounting for share-based payment transactions with employees and other third-parties. The proposed standard would eliminate the ability to account for share-based compensation transactions using APB No. 25, and generally would require that such transactions be accounted for using a fair-value-based method. If the final standard is approved as currently drafted in the exposure draft, it would have a material impact on the amount of earnings we report beginning in fiscal 2006. We have not yet determined the impact that the proposed statement will have on our business.

(4) GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill information is as follows (in thousands):

			Effects of
	As of		Foreign	As of
	March 31,	Goodwill	Currency	June 30,
	2004	Acquired	Translation	2004

Goodwill	$91,977	$12	$(413)	$91,576

Finite-lived intangibles consist of the following (in thousands):

	As of June 30, 2004
	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/Core Technology	$28,263	$(18,886)	$(9,377)	$–	$–
Tradename	35,519	(16,116)	(1,211)	(5)	18,187
Subscribers and Other Intangibles	8,694	(6,302)	(1,776)	(613)	3

Total	$72,476	$(41,304)	$(12,364)	$(618)	$18,190

	As of March 31, 2004
	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/Core Technology	$28,263	$(18,886)	$(9,377)	$–	$–
Tradename	35,169	(15,494)	(1,211)	–	18,464
Subscribers and Other Intangibles	8,694	(6,302)	(1,776)	(612)	4

Total	$72,126	$(40,682)	$(12,364)	$(612)	$18,468

Amortization of intangibles for the three months ended June 30, 2004 and 2003 was $0.6 million and $0.7 million, respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years. As of June 30, 2004 and March 31, 2004, the weighted-average remaining useful life for finite-lived intangible assets was approximately 7 years and 7.5 years, respectively.

As of June 30, 2004, future amortization of finite-lived intangibles is estimated as follows (in thousands):

Fiscal Year Ended March 31,
2005 (remaining 9 months)	$1,954
2006	2,606
2007	2,606
2008	2,518
2009	2,489
Thereafter	6,017

Total	$18,190

(5) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The following table summarizes the activity in the accrued restructuring accounts for all restructuring plans (in thousands):

	Accrual		Charges	Charges		Accrual
	Beginning	Charges to	Utilized	Utilized	Adjustments	Ending
	Balance	Operations	in Cash	Non-cash	to Operations	Balance

Three Months Ended June 30, 2004
Workforce	$1,585	$–	$(1,507)	$–	$142	$220
Facilities-related	12,731	–	(2,462)	–	246	10,515

Total	$14,316	$–	$(3,969)	$–	$388	$10,735

Year Ended March 31, 2004
Workforce	$1,692	$1,741	$(1,778)	$–	$(70)	$1,585
Facilities-related	9,063	7,007	(3,903)	–	564	12,731
Non-current assets	–	466	–	(466)	–	–

Total	$10,755	$9,214	$(5,681)	$(466)	$494	$14,316

Over the last three fiscal years, we have entered into various restructurings based on management decisions as discussed in more detail below. As of June 30, 2004, an aggregate of $20.2 million in cash had been paid out under the fiscal 2004, 2003 and 2002 restructuring plans. In addition, we have made subsequent net adjustments of approximately $0.4 million during fiscal 2005 relating to projected future cash outlays under the fiscal 2004 restructuring plan. Of the remaining projected cash outlay of $10.7 million, $3.5 million is expected to be utilized in the remaining nine months of fiscal 2005, while the remaining $7.2 million is expected to be utilized by January 30, 2009. The facilities-related commitments discussed above include $17.9 million of estimated future sub-lease income. The restructuring accrual is included in other accrued expenses presented in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Fiscal 2004 Studio Restructuring
During fiscal 2004, we closed the majority of our leased studio facility in Walnut Creek, California and our entire owned studio facility in Austin, Texas. As a result, we recorded total pre-tax charges of $9.2 million, consisting of $7.0 million for consolidation of facilities, $1.7 million for workforce reductions and $0.5 million for the write-off of non-current assets, primarily leasehold improvements.

Fiscal 2003 Studio Restructuring
During fiscal 2003, we closed our office located in San Francisco, California, our studio located in Seattle, Washington and approved a plan to consolidate the Los Angeles and Irvine, California and Las Vegas, Nevada, studios into one major game studio in Los Angeles. We recorded total pre-tax charges of $14.5 million, consisting of $8.9 million for consolidation of facilities, $3.5 million for the write-off of non-current assets, primarily leasehold improvements and equipment, and $2.1 million for workforce reductions.

Fiscal 2003 Online Restructuring
In March 2003, we consolidated the operations of EA.com into our core business and eliminated separate reporting for our Class B common stock for all future reporting periods after fiscal 2003. As a result, we recorded restructuring charges, including asset impairment, of $67.0 million, consisting of $1.8 million for workforce reductions, $2.3 million for consolidation of facilities and other administrative charges and $62.9 million for the write-off of non-current assets.

Fiscal 2002 Online Restructuring
In October 2001, we announced restructuring initiatives involving EA.com and the closure of EA.com’s San Diego studio and consolidation of its San Francisco and Virginia facilities. As a result, we recorded restructuring charges of $20.3 million, consisting of $4.2 million for workforce reductions, $3.3 million for consolidation of facilities and other administrative charges and $12.8 million for the write-off of non-current assets and facilities.

(6) ROYALTIES AND LICENSES

Our royalty expenses consist of payments to (1) content licensors, (2) independent software developers and (3) co-publishing and/or distribution affiliates. License royalties consist of payments made to celebrities, professional sports organizations, movie studios and other organizations for our use of their trademark, copyright, personal rights, content and/or other intellectual property. Royalty payments to independent software developers are payments for the development of intellectual property related to our games. Co-publishing and distribution royalties are payments made to third parties for delivery of product.

Royalty-based payments made to content licensors and distribution affiliates are generally capitalized as prepaid royalties and expensed to cost of goods sold at the greater of the contractual or effective royalty rate based on net product sales. With regard to payments made to independent software developers and co-publishing affiliates, these payments are generally in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the general release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed as research and development as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold at the higher of the contractual or effective royalty rate based on net product sales.

Minimum guaranteed royalty obligations are initially recorded as an asset and as a liability at the contractual amount when no significant performance remains with the licensor. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid rather than upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are due within the next twelve months. As of June 30, 2004 and March 31, 2004, approximately $57.2 million and $63.4 million, respectively, of minimum guaranteed royalty obligations had been recognized and are included in the tables below.

Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty related assets, included in other current assets and other assets, consisted of (in thousands):

	As of	As of
	June 30,	March 31,
	2004	2004
Other current assets	$29,213	$31,165
Other assets	54,094	54,921

Prepaid royalties, net	$83,307	$86,086

At any given time, depending on the timing of our payments to our co-publishing and/or distribution affiliates, content licensors and/or independent software developers, we have unpaid royalty amounts due to these parties that are recognized as either accounts payable or accrued liabilities. The current and long-term portions of accrued royalties, included in accrued and other liabilities as well as other liabilities, consisted of (in thousands):

	As of	As of
	June 30,	March 31,
	2004	2004
Accrued liabilities	$79,428	$104,603
Other liabilities	37,654	41,443

Accrued royalties, net	$117,082	$146,046

In addition, at June 30, 2004, we have approximately $61.1 million that we are obligated to pay co-publishing and/or distribution affiliates and content licensors but that are generally contingent upon performance by the counterparty (i.e., delivery of the product or content) and are therefore not recorded in our Condensed Consolidated Financial Statements. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

(7) BALANCE SHEET DETAILS

Inventories
Inventories as of June 30, 2004 and March 31, 2004 consisted of (in thousands):

	As of	As of
	June 30,	March 31,
	2004	2004
Raw materials and work in process	$6,611	$2,263
Finished goods	46,422	52,880

Inventories	$53,033	$55,143

Property and Equipment, Net
Property and equipment, net as of June 30, 2004 and March 31, 2004 consisted of (in thousands):

	As of	As of
	June 30,	March 31,
	2004	2004
Computer equipment and software	$361,292	$355,626
Buildings	95,384	118,251
Land	57,702	60,209
Office equipment, furniture and fixtures	46,650	45,964
Leasehold improvements	51,332	37,409
Warehouse equipment and other	12,579	11,757

	624,939	629,216
Less: Accumulated depreciation and amortization	(332,072)	(331,143)

Property and equipment, net	$292,867	$298,073

Depreciation and amortization expense associated with property and equipment amounted to $15.6 million and $12.5 million for the three months ended June 30, 2004 and 2003, respectively.

Accrued and Other Liabilities
Accrued and other liabilities as of June 30, 2004 and March 31, 2004 consisted of (in thousands):

	As of	As of
	June 30,	March 31,
	2004	2004
Accrued income taxes	$220,317	$225,878
Other accrued expenses	114,109	134,000
Accrued compensation and benefits	83,504	142,756
Accrued royalties	79,428	104,603
Deferred revenue	23,074	22,901

Accrued and other liabilities	$520,432	$630,138

(8) COMMITMENTS AND CONTINGENCIES

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

We believe the estimated fair values of both properties under these operating leases are in excess of their respective guaranteed residual values as of June 30, 2004.

For the two lease agreements with Keybank National Association, as described above, the lease rates are based upon the Commercial Paper Rate and require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of June 30, 2004.

		Actual as of
Financial Covenants	Requirement	June 30, 2004
Consolidated Net Worth	$1,702 million	$2,746 million
Fixed Charge Coverage Ratio	3.00	29.76
Total Consolidated Debt to Capital	60%	8.3%
Quick Ratio – Q1 & Q2	1.00	10.20
Q3 & Q4	1.75	N/A

In July 2003, we entered into a lease agreement with an independent third party (the “Landlord”) for a studio facility in Los Angeles, California, which commenced in October 2003 and expires in September 2013 with two five-year options to extend the lease term. Additionally, we have options to purchase the property after five and ten years based on the fair market value of the property at the date of sale, a right of first offer to purchase the property upon terms offered by the Landlord, and a right to share in the profits from a sale of the property. We have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. Existing campus facilities comprise a total of 243,000 square feet and provide space for research and development functions. Our rental obligation under this agreement is $50.2 million over the initial ten-year term of the lease. This commitment is offset by sublease income of $5.8 million for the sublet to an affiliate of the Landlord of 18,000 square feet of the Los Angeles facility, which commenced in October 2003 and expires in September 2013, with options of early termination by the affiliate after five years and by us after four and five years.

In June 2004, we entered into a lease agreement with an independent third-party for a studio facility in Orlando, Florida, which will commence in January 2005 and expire in June 2010, with one five-year option to extend the lease term. The campus facilities comprise a total of 117,000 square feet, which we intend to use for research and development functions. We have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. Our rental obligation over the initial five-and-a-half year term of the lease is $13.2 million.

Letters of Credit
In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables of up to €8.0 million. The standby letter of credit expires in July 2005. As of June 30, 2004, we had €0.7 million payable to Nintendo of Europe covered by this standby letter of credit.

In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC in replacement of our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to $1.1 million. The standby letter of credit expires in December 2006. As of June 30, 2004, we did not have a payable balance on this standby letter of credit.

Development, Celebrity, League and Content Licenses: Payments and Commitments
The products produced by our studios are designed and created by our employee designers, artists, software programmers and by non-employee software developers (“independent artists” or “third-party developers”). We typically advance development funds to the independent artists and third-party developers during development of our games, usually in installment payments made upon the completion of specified development milestones. Contractually, these payments are considered advances against subsequent royalties on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers. In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA and UEFA (professional soccer); NASCAR (stock car racing); John Madden (professional football); National Basketball Association (professional basketball); PGA TOUR (professional golf); Tiger Woods (professional golf); National Hockey League and NHLPA (professional hockey); Warner Bros. (Harry Potter, Catwoman and Superman); MGM/Danjaq (James Bond); New Line Productions (The Lord of the Rings); National Football League and Players Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); ISC (stock car racing); Major League Baseball Properties; MLB Players Association (professional baseball) and Island Def Jam (fighting). These developer and content license commitments represent the sum of (i) the cash payments due under non-royalty-bearing licenses and services agreements, and (ii) the minimum payments and advances against royalties due under royalty-bearing licenses and services agreements that are conditional upon performance by the counterparty. These minimum guarantee payments and marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations and commercial commitments as of June 30, 2004 and the effect we expect them to have on our liquidity and cash flow in future periods (in thousands):

	Contractual Obligations			Commercial Commitments
Fiscal Year		Developer/		Bank and	Letters
Ended		Licensee		Other	of
March 31,	Leases	Commitments (1)	Marketing	Guarantees	Credit	Total
2005 (remaining 9 months)	$17,343	$32,882	$18,258	$1,973	$832	$71,288
2006	25,420	34,127	6,602	223	–	66,372
2007	20,348	13,289	3,586	223	–	37,446
2008	16,255	16,095	3,586	223	–	36,159
2009	12,309	10,527	3,586	222	–	26,644
Thereafter	37,306	11,332	3,587	222	–	52,447

Total	$128,981	$118,252	$39,205	$3,086	$832	$290,356

(1) Developer/licensee commitments include $57.2 million of commitments to developers or licensers that have been included in our Condensed Consolidated Balance Sheet as as of June 30, 2004 because the developer does not have any significant performance obligations to us. These commitments are included in both current and long-term assets and liabilities.

The lease commitments disclosed above exclude commitments included in our restructuring activities for contractual rental commitments of $28.4 million under real estate leases for unutilized office space, offset by $17.9 million of estimated future sub-lease income. These amounts were expensed in the periods of the related restructuring and are included in our accrued and other liabilities reported on our Condensed Consolidated Balance Sheet as of June 30, 2004. Please see Note 5 in the Notes to Condensed Consolidated Financial Statements for additional information.

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

The change in the components of accumulated other comprehensive income, net of tax, for the three months ended June 30, 2004 and 2003 are summarized as follows (in thousands):

	Three Months Ended
	June 30,
	2004	2003

Net income	$24,225	$18,368
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax expense (benefit) of $(4,767) and $119, respectively	(7,893)	307
Adjustment for gain realized in net income, net of tax expense of $0 and $3, respectively	–	(7)
Foreign currency translation adjustments	(5,374)	11,701

Total other comprehensive income (loss)	$(13,267)	$12,001

Total comprehensive income	$10,958	$30,369

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(10) NET INCOME PER SHARE

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

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003

	Class A	Class A	Class A	Class
	common	common	common	A common
(In thousands, except per share amounts):	stock - basic	stock - diluted	stock - basic	stock - diluted

Net income	$24,225	$24,225	$18,368	$18,368

Shares used to compute net earnings per share:
Weighted-average common shares	302,238	302,238	289,910	289,910
Dilutive stock equivalents	N/A	13,338	N/A	9,722

Dilutive potential common shares	302,238	315,576	289,910	299,632

Net earnings per share:
Basic	$0.08	N/A	$0.06	N/A
Diluted	N/A	$0.08	N/A	$0.06

Excluded from the above computation of weighted-average common shares for Class A Diluted EPS for the three months ended June 30, 2004 and 2003 were options to purchase 300,000 and 624,000 shares of common stock, respectively, as the options’ exercise price was greater than the average market price of the common shares. For the three months ended June 30, 2004 and 2003, the weighted-average exercise price of these respective options was $52.35 and $33.68 per share, respectively.

(11) RELATED PARTY TRANSACTION

On June 24, 2002, we hired Warren Jenson and agreed to loan him $4,000,000, to be forgiven over four years based on his continuing employment. The loan does not bear interest. On June 24, 2004, pursuant to the terms of the loan agreement, we forgave two million dollars of the loan and provided Mr. Jenson approximately $1.6 million to offset the tax implications of the forgiveness. As of June 30, 2004, the remaining outstanding loan balance was $2,000,000, which will be forgiven on June 24, 2006, provided that Mr. Jenson has not voluntarily resigned his employment with us or been terminated for cause prior to that time. No additional funds will be provided to offset the tax implications of the forgiveness of the remaining two million dollars.

(12) SEGMENT INFORMATION

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

Information about our net revenue by product line for the three months ended June 30, 2004 and 2003 is presented below (in thousands):

	Three Months Ended June 30,
	2004	2003

PlayStation 2	$161,976	$118,369
PC	66,751	80,338
Xbox	57,210	31,521
Nintendo GameCube	26,424	21,154
Game Boy Advance	17,988	2,359
Subscription Services	12,440	13,631

EA Studio Net Product Revenue	342,789	267,372
Co-publishing and Distribution	67,192	71,547
Advertising, Programming, Licensing and Other	21,660	14,462

Total Net Revenue	$431,641	$353,381

Information about our operations in North America and in international regions for the three months ended June 30, 2004 and 2003 is presented below (in thousands):

			Asia
			Pacific
	North		(excluding
	America	Europe	Japan)	Japan	Total

Three months ended June 30, 2004
Net revenue from unaffiliated customers	$211,151	$190,004	$17,600	$12,886	$431,641
Interest income, net	6,899	1,036	55	–	7,990
Depreciation and amortization	9,237	6,462	261	247	16,207
Total assets	2,538,424	767,854	33,717	30,242	3,370,237
Capital expenditures	21,427	4,259	382	41	26,109
Long-lived assets	256,480	140,151	2,444	3,558	402,633
Three months ended June 30, 2003
Net revenue from unaffiliated customers	$198,841	$127,926	$14,471	$12,143	$353,381
Interest income, net	6,188	971	37	–	7,196
Depreciation and amortization	9,088	3,744	236	155	13,223
Total assets	1,822,146	536,364	26,973	26,881	2,412,364
Capital expenditures	9,658	2,183	283	63	12,187
Long-lived assets	238,223	139,778	2,142	2,315	382,458

Our direct sales to Wal-Mart Stores, Inc. represented approximately 12 percent of total net revenue for the three months ended June 30, 2004 and 2003.

(13) SUBSEQUENT EVENT

On July 27, 2004, we entered into an agreement to acquire Criterion Software Group Ltd., an indirect wholly-owned subsidiary of Canon Inc., for an approximate purchase price of $48 million, plus the assumption of outstanding stock options under certain stock option plans and certain liabilities due to Canon Europe, a subsidiary of Canon Inc., to be determined at the date of close. Based in the United Kingdom, Criterion Software Group Ltd. is a developer of video games and a provider of middleware solutions for the game development and publishing industry. This acquisition, which is subject to customary international regulatory approvals, is expected to close during our second fiscal quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Electronic Arts Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of June 30, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of March 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated April 28, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

San Francisco, California
July 21, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “intends”, “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and management’s expectations, and are inherently uncertain and difficult to predict. Our actual results could differ materially from management’s expectations due to such risks. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed in this report below under the heading “Risk Factors”, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 as filed with the Securities and Exchange Commission (“SEC”) on June 4, 2004 and in other documents we have filed with the SEC.

OVERVIEW

The following overview is a top-level discussion of our operating results as well as the trends and drivers of our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the quarter ended June 30, 2004, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” or the condensed consolidated financial statements and related notes. Additional information can be found within the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 as filed with the SEC on June 4, 2004 and in other documents we have filed with the SEC.

About Electronic Arts

Electronic Arts develops, markets, publishes and distributes interactive software games that are playable by consumers on home videogame machines (such as the Sony PlayStation®2, Microsoft Xbox®, Nintendo GameCube™ consoles), personal computers (PC), hand-held game machines (such as the Game Boy® Advance) and online, over the Internet and other proprietary online networks. Many of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and many of our games are based on intellectual property that is wholly-owned by us (e.g., The Sims™ and Medal of Honor™ ). Our goal is to develop titles which appeal to the mass markets and as a result, we develop, market, publish and distribute our games in over 100 countries, often translating and localizing them for sale in non-English speaking countries. Our goal is to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this are our annual iterations of our sports-based franchises (e.g., NCAA Football and FIFA Soccer), titles based on long-lived movie properties (e.g., James Bond™ ) and wholly-owned properties that can be successfully sequeled (e.g., SimCity™ ).

Overview of Financial Results

Net revenue for the three month period ended June 30, 2004 was $432 million, up 22 percent, as compared to the three month period ended June 30, 2003. Our results were driven by strong sales of three new titles, Harry Potter and the Prisoner of Azkaban™, EA SPORTS™ Fight Night 2004, and UEFA Euro 2004, as well as continued strong sales of Need for Speed ™ Underground and MVP Baseball ™ 2004.

Net income for the quarter was $24 million, a 32 percent increase compared to the same period a year ago. Diluted earnings per share was $0.08 as compared with $0.06 for the prior year.

We used $66 million of cash in operations during the three months ended June 30, 2004 as compared to $34 million in the three month period ended June 30, 2003. The increase in cash used was primarily a result of the timing of sales during the quarter.

Management’s Overview of Historical and Prospective Business Trends

Sales of “Hit” Titles. During fiscal 2004, sales of a number of “hit” titles contributed to our revenue growth, several of which were top sellers across a number of international markets. Continuing this trend, our top-five-selling titles across all platforms worldwide during the three months ended June 30, 2004 were the franchise titles Harry Potter and the Prisoner of Azkaban, EA SPORTS Fight Night 2004, UEFA Euro 2004, Need for Speed Underground and MVP Baseball 2004. Hit titles are important to our financial performance because they benefit from overall economies of scale. We have developed, and it is our objective to continue to develop, many of our hit titles to become franchise titles that can be regularly iterated.

Increased Console Installed Base. As consumers purchase the current generation of consoles, either as a first time buyer or by upgrading from a previous generation, this increases the console installed base. As the installed base for a particular console increases, we are generally able to increase our unit volume; however, these unit volumes often begin to decrease as consumers anticipate the next generation of consoles. In the U.S. and Europe, we believe the installed base for the current generation of consoles – the PlayStation2, Xbox and Nintendo GameCube – increased significantly during the period ended June 30, 2004 as compared to June 30, 2003. Accordingly, we believe the significant increase in the installed base for these consoles was a contributing factor to our net revenue growth during the three months ended June 30, 2004. In March 2004, Microsoft reduced the retail price of its Xbox console in the U.S. and in May 2004 Sony did the same with its PlayStation2 console. As price reductions drive sales of consoles and the related installed base of these current generation consoles increases during fiscal 2005, we expect unit sales of current generation titles to remain strong.

Software Prices. As current generation console prices decrease, we expect more value-oriented consumers to become part of the interactive entertainment software market. We experienced this trend several years ago when prices were reduced on previous generation consoles (e.g., Sony PlayStation and Nintendo 64). We believe that hit titles will continue to be launched at premium price points and will maintain those premium price points longer than less popular games. However, as a result of a more value-oriented consumer base, and a greater number of software titles being published, we expect average software prices to gradually come down, which may negatively impact our gross margin.

International Sales Growth. During the first three months of fiscal 2005, net revenue from international sales accounted for approximately 51 percent of our worldwide net revenue, up from 44 percent during the first three months of fiscal 2004. Our first quarter increase in international net revenue was primarily driven by increased sales in Europe, where UEFA Euro 2004 benefited from being released in conjunction with the UEFA Euro 2004 football tournament. For the remainder of fiscal 2005, we anticipate that international net revenue will continue to increase – although not at the same rate as in fiscal 2004 – as we strengthen our presence in new territories, with a particular emphasis on Asia, and as the console installed base expands outside of North America.

Foreign Exchange Impact. Given that a significant portion of our business is conducted internationally in foreign currency, fluctuations in currency prices can have a material impact on our results of operations. For example, the average exchange rate for the Euro, as compared to the U.S. dollar, increased from $1.13 per Euro during the three months ended June 30, 2003 to $1.20 per Euro during the three months ended June 30, 2004. As a result of the fluctuations in currency prices, we had a total foreign exchange benefit on net revenue of approximately $13 million during the three months ended June 30, 2004. Although we intend to continue to utilize foreign exchange forward and option contracts to either mitigate or hedge against some foreign currency exposures, we cannot predict the effect foreign currency fluctuations will have on us in fiscal 2005.

Increasing Cost of Titles. Hit titles have become increasingly more expensive to produce and market as the platforms on which they are played continue to advance technologically and consumers demand continual improvements in the overall gameplay experience. We expect this trend to continue as we require larger production teams to create our titles, the technology needed to develop titles becomes more complex, the number and nature of the platforms for which we develop titles increases and becomes more diverse, the cost of licensing the third-party intellectual property we use in many of our titles potentially increases, we continue to develop additional Internet capabilities included in our products, and we develop new methods to distribute our content via the Internet.

Expansion of Studio Resources and Technology. During fiscal 2004, as part of our effort to more efficiently utilize our resources and technology, we expanded our studio facilities in Los Angeles and Vancouver, allowing us to consolidate several smaller studios and resources. In fiscal 2005, we expect to devote significant resources primarily to the expansion of our studios in North America and Europe. As we move through the life cycle of current generation consoles, we will devote increased resources to developing selected current generation titles, and increase spending associated with tools and technologies for the next generation of platforms and technology. We expect our studio expansions to enable us to support these investments and allow us to develop new titles. We expect these activities to increase our research and development expenses and decrease our third-party development costs, both as a percentage of net revenue. We anticipate that the decrease in third-party development royalty costs will have a positive impact on our gross margin during fiscal 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Royalties & Licenses

Our royalty expenses consist of payments to (1) content licensors, (2) independent software developers and (3) co-publishing and/or distribution affiliates. License royalties consist of payments made to celebrities, professional sports organizations, movie studios and other organizations for our use of their trademark, copyright, personal rights, content and/or other intellectual property. Royalty payments to independent software developers are payments for the development of intellectual property related to our games. Co-publishing and distribution royalties are payments made to third parties for delivery of product.

Royalty-based payments made to content licensors and distribution affiliates are generally capitalized as prepaid royalties and expensed to cost of goods sold at the greater of the contractual or effective royalty rate based on net product sales. With regard to payments made to independent software developers and co-publishing affiliates, these payments are generally in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the general release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed as research and development as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold at the higher of the contractual or effective royalty rate based on net product sales.

Minimum guaranteed royalty obligations are initially recorded as an asset and as a liability at the contractual amount when no significant performance remains with the licensor. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid rather than upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are due within the next twelve months. As of June 30, 2004 and March 31, 2004, approximately $57.2 million and $63.4 million, respectively, of minimum guaranteed royalty obligations had been recognized.

Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. As of June 30, 2004, we had $83.3 million of royalty-based assets and $61.1 million of unrecognized minimum commitments not yet paid that could be impaired if our revenue estimates changed.

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

Under current accounting standards, we make judgments about the remaining useful lives of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate a potential impairment in the remaining value of the assets recorded on our consolidated balance sheet. In order to determine if a potential impairment has occurred, management makes various assumptions about the future value of the asset by evaluating future business prospects and estimated cash flows. Our future net cash flows are primarily dependent on the sale of products for play on proprietary videogame consoles, hand-held game machines and PCs (“platforms”). The success of our products is affected by our ability to accurately predict which platforms and which products we develop will be successful. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Due to product sales shortfalls, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge being recorded in the future. There were no impairment charges recorded in the three months ended June 30, 2004 or June 30, 2003.

Income taxes

In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. We are also required to make the determinations of the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction.

In addition, changes in our business, including acquisitions and the geographic mix of income, as well as changes in valuation allowances, the applicable accounting rules, the applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate. For example, in the fourth quarter of fiscal 2004, we resolved certain tax-related matters with the Internal Revenue Service, which lowered our income tax expense by $19.7 million and resulted in a 2.5 percent rate reduction during the fourth quarter of fiscal 2004.

To determine our projected effective income tax rate each quarter prior to the end of a fiscal year, we are required to make a projection of several items, including our projected mix of full-year income in each jurisdiction in which we operate and the related income tax expense in each jurisdiction. The estimated effective income tax rate is also adjusted for taxes related to significant unusual items. The actual results could vary from those projected, and as such, the overall effective income tax rate for a fiscal year could be different from that projected for the full year.

RESULTS OF OPERATIONS

Our fiscal year is reported on a 52/53-week period that ends on the final Saturday of March in each year. The results of operations for fiscal 2005 and 2004 contain 52 weeks. The results of operations for the fiscal quarters ended June 30, 2004 and June 30, 2003 each contain 13 weeks ending on June 26, 2004 and June 28, 2003, respectively. For simplicity of presentation, all fiscal periods are reported as ending on a calendar month end.

Net Revenue

We principally derive net revenue from sales of packaged interactive software games designed for play on videogame consoles (such as the PlayStation 2, Xbox and Nintendo GameCube), PCs and hand-held game machines (such as the Nintendo Game Boy Advance). Additionally, in Europe and Asia we generate a significant portion of net revenue by marketing and selling third-party interactive software games through our established distribution network. We also derive net revenue from selling subscriptions to some of our online games, programming third-party web sites with our game content, allowing other companies to manufacture and sell our products in conjunction with other products, and selling advertisements on our online web pages.

From a geographical perspective, our net revenue for the three months ended June 30, 2004 and 2003 was as follows (in thousands):

	Three Months Ended June 30,					%
	2004		2003		Increase	Change

North America	$211,151	48.9%	$198,841	56.3%	$12,310	6.2%

Europe	190,004	44.0%	127,926	36.2%	62,078	48.5%
Asia Pacific	17,600	4.1%	14,471	4.1%	3,129	21.6%
Japan	12,886	3.0%	12,143	3.4%	743	6.1%

International	220,490	51.1%	154,540	43.7%	65,950	42.7%

Total Net Revenue	$431,641	100.0%	$353,381	100.0%	$78,260	22.1%

North America

For the three months ended June 30, 2004, net revenue in North America increased by 6.2 percent as compared to the three month period ended June 30, 2003. From a franchise perspective, the net revenue increase was primarily driven by higher sales of products in the following four franchises: Fight Night, Harry Potter, Need for Speed and MVP Baseball. Increased sales in these franchises resulted in increased net revenue of $93.6 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was offset by an $81.7 million decrease in our NBA STREET, Def Jam and The Sims franchises during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

Europe

For the three months ended June 30, 2004, net revenue in Europe increased by 48.5 percent as compared to the same period a year ago. We estimate foreign exchange rates (primarily the Euro and the British pound sterling) strengthened reported European net revenue by approximately $11 million or 9 percent for the three months ended June 30, 2004. From a franchise perspective, the net revenue increase was primarily due to (1) higher sales of the Harry Potter franchise, as Harry Potter and the Prisoner of Azkaban was released in conjunction with the blockbuster movie of the same title during the three months ended June 30, 2004, (2) UEFA Euro 2004, which was released during the three months ended June 30, 2004 in conjunction with the UEFA Euro 2004 football tournament held in Europe, and (3) higher sales of the Fight Night franchise, as EA SPORTS Fight

Night 2004 was released during the three months ended June 30, 2004, with no corresponding release in fiscal 2004. Together, the three items noted above, increased net revenue by $80.8 million during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was partially offset by lower sales of The Sims and F1 franchises, which reduced net revenue by $20.2 million in the three months ended June 30, 2004 as compared to the three month period ended June 30, 2003.

Asia Pacific

For the three months ended June 30, 2004, net revenue from sales in the Asia Pacific region, excluding Japan, increased by 21.6 percent as compared to the three months ended June 30, 2003. The growth in net revenue was primarily due to higher sales in the Harry Potter franchise, partially offset by lower sales in The Sims franchise. We estimate foreign exchange rates strengthened reported Asia Pacific net revenue by approximately $2 million, or 11 percent, for the three months ended June 30, 2004.

Japan

For the three months ended June 30, 2004, net revenue from sales in Japan increased by 6.1 percent as compared to the three months ended June 30, 2003 primarily due to higher sales in the Harry Potter franchise, partially offset by lower sales of The Sims franchise. In addition, we estimate foreign exchange rates strengthened reported Japan net revenue by approximately $1 million or 7 percent, for the three months ended June 30, 2004. Excluding the effect of foreign exchange rates, we estimate that Japan net revenue was relatively flat, decreasing approximately $0.1 million or 1 percent, for the three months ended June 30, 2004.

Our total net revenue by product line for the three months ended June 30, 2004 and 2003 was as follows (in thousands):

	Three Months Ended June 30,				Increase/	%
	2004		2003		(Decrease)	Change

PlayStation 2	$161,976	37.4%	$118,369	33.5%	$43,607	36.8%
PC	66,751	15.5%	80,338	22.7%	(13,587)	(16.9%)
Xbox	57,210	13.3%	31,521	8.9%	25,689	81.5%
Nintendo GameCube	26,424	6.1%	21,154	6.0%	5,270	24.9%
Game Boy Advance	17,988	4.2%	2,359	0.7%	15,629	662.5%
Subscription Services	12,440	2.9%	13,631	3.9%	(1,191)	(8.7%)

EA Studio Net Product Revenue	342,789	79.4%	267,372	75.7%	75,417	28.2%
Co-publishing and Distribution	67,192	15.6%	71,547	20.2%	(4,355)	(6.1%)
Advertising, Programming, Licensing, and Other	21,660	5.0%	14,462	4.1%	7,198	49.8%

Total Net Revenue	$431,641	100.0%	$353,381	100.0%	$78,260	22.1%

PlayStation 2

Net revenue from PlayStation 2 products increased from $118.4 million in the three months ended June 30, 2003 to $162.0 million in the three months ended June 30, 2004. As a percentage of total net revenue, sales of PlayStation 2 products increased by 3.9 percent in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The increase in net revenue was primarily due to growth in the installed base and greater demand for our products.

PC

Net revenue from PC-based products decreased from $80.3 million during the three months ended June 30, 2003 to $66.8 million during the three months ended June 30, 2004. As a percentage of total net revenue, sales of PC products decreased by 7.2 percent during the three months ended June 30, 2004. PC net revenue decreased primarily due to lower sales in The Sims franchise as discussed above, which were partially offset by higher sales in the Harry Potter franchise. During the three months ended June 30, 2004, we released three titles as compared to two titles during the three months ended June 30, 2003.

Xbox

Net revenue from Xbox products increased from $31.5 million in the three months ended June 30, 2003 to $57.2 million in the three months ended June 30, 2004. As a percentage of total net revenue, sales of Xbox products increased by 4.4 percent in the three months ended June 30, 2004. The increase in net revenue was primarily due to growth in the installed base driven by Microsoft’s price reduction in the U.S. in March 2004 and overall greater demand for our products. In addition, we released three titles for the Xbox in the three months ended June 30, 2004 as compared to two titles in the three month period ended June 30, 2003.

Nintendo GameCube

Net revenue from Nintendo GameCube products increased from $21.2 million in the three months ended June 30, 2003 to $26.4 million in the three months ended June 30, 2004. The increase in net revenue was primarily due to growth in the installed base of the Nintendo GameCube driven by Nintendo’s price reduction in the U.S. in September 2003. Although overall Nintendo GameCube net revenue increased, it remained flat as a percentage of total net revenue. During the three months ended June 30, 2004, we released one title as compared to three titles during the three months ended June 30, 2003.

Game Boy Advance

In the three months ended June 30, 2004, net revenue from Game Boy Advance products increased from $2.4 million to $18.0 million as compared to the three months ended June 30, 2003. The increase in net revenue was primarily due to sales of titles in the Harry Potter and The Sims franchises. One title, Harry Potter and the Prisoner of Azkaban, was released during the three months ended June 30, 2004 versus no titles in the three months ended June 30, 2003.

Co-Publishing and Distribution

In the three months ended June 30, 2004, net revenue from co-publishing and distribution products decreased from $71.5 million to $67.2 million as compared to the same period a year ago. The decrease was primarily due to a decline in sales in the Final Fantasy franchise, partially offset by an increase in sales in the Battlefield and Freedom Fighter franchises.

Advertising, Programming, Licensing and Other

In the three months ended June 30, 2004, net revenue from advertising, programming, licensing and other products increased from $14.5 million to $21.7 million as compared to the three months ended June 30, 2003. The increase was primarily due to license revenue related to the Nokia N-Gage in the three months ended June 30, 2004, partially offset by a decrease in net revenue from the Sony PlayStation platform.

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

Costs of goods sold for the three months ended June 30, 2004 and 2003 were as follows (in thousands):

	% of Net		% of Net
June 30, 2004	Revenue	June 30, 2003	Revenue	% Change

$ 176,755	40.9%	$ 149,963	42.4%	17.9%

In the three months ended June 30, 2004, cost of goods sold as a percentage of net revenue decreased by 1.5 percentage points to 40.9 percent from 42.4 percent for the three months ended June 30, 2003. This was primarily due to a 4.8 percentage point decrease in royalty costs offset by a 3.0 percentage point increase in product costs, both as a percentage of net revenue, as well as a slight decrease in the average selling price of our titles.

The 4.8 percent decrease in royalty rates was primarily the result of:

•	Decreased third-party development royalties primarily due to a higher mix of titles developed internally rather than externally in the three months ended June 30, 2004. Two major titles that were released during the three months ended June 30, 2004 were primarily developed internally as compared to the three months ended June 30, 2003 during which all of the major titles released had external development costs. We estimate that lower development royalties spread across multiple platforms increased gross margin by 3.8 percentage points.
•	Lower co-publishing and distribution royalties as a percentage of net revenue due to the sales of Devil May Cry 2 during the three months ended June 30, 2003 which had a high royalty rate. Also, the lower proportion of co-publishing and distribution net revenue during the three months ended June 30, 2004 compared to the three months ended June 30, 2003 decreased the overall royalty rate as co-publishing and distribution products have higher royalty rates. We estimate that lower co-publishing and distribution royalties as a percentage of net revenue increased gross margin by 2.1 percentage points.
•	Partially offset by higher license royalty rates as a percentage of net revenue, as Harry Potter and the Prisoner of Azkaban had a higher license royalty rate than major titles released during the three months ended June 30, 2003. We estimate that higher license royalty rates, as a percentage of net revenue, decreased gross margin by 1.1 percentage points.

The above decreases were offset by a 3.0 percent increase in product costs, which were primarily the result of:

•	Higher inventory management costs in Europe and a lower proportion of PC net revenue in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 caused an increase in the overall product costs as PC platform products tend to have higher gross margins and lower product costs as a percentage of net revenue.

The above decreases were also partially offset by a slight decrease in average selling prices as a result of:

•	The release of Harry Potter and the Prisoner of Azkaban in the three months ended June 30, 2004, which had a lower average selling price than prior year franchise titles such as NBA STREET Vol. 2 and Def Jam VENDETTA™.
•	Decreased average selling prices on PC titles that had been in release for more than nine months.

Cost of goods sold as a percentage of net revenue may increase in fiscal 2005 as compared to fiscal 2004 as a result of (1) a gradual decrease in average selling prices as current generation platforms mature and our industry transitions to next generation technology, (2) overall product mix, and (3) higher license royalties offset by lower development royalties both as a percentage of net revenue.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs and advertising, marketing and promotional expenses, net of advertising expense reimbursements from third parties.

Marketing and sales expenses for the three months ended June 30, 2004 and 2003 were as follows (in thousands):

	% of Net		% of Net
June 30, 2004	Revenue	June 30, 2003	Revenue	$ Change	% Change

$ 63,220	14.6%	$ 59,084	16.7%	$4,136	7.0%

Marketing and sales expenses increased by 7.0 percent in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 primarily due to:

•	A 12 percent increase in headcount to further support the growth of our marketing and sales functions worldwide, which resulted in an increase to personnel-related costs of approximately $2.6 million.
•	An increase in our facilities-related expenses of $1.5 million to help support the growth of our marketing and sales functions worldwide.

As a percentage of net revenue, marketing and sales expenses declined from 16.7 percent during the three months ended June 30, 2003 to 14.6 percent in the three months ended June 30, 2004 primarily due to timing of our marketing and advertising campaigns.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, and allowances for bad debts.

General and administrative expenses for the three months ended June 30, 2004 and 2003 were as follows (in thousands):

	% of Net		% of Net
June 30, 2004	Revenue	June 30, 2003	Revenue	$ Change	% Change

$ 35,054	8.1%	$ 30,760	8.7%	$ 4,294	14.0%

As a percentage of net revenue, general and administrative expenses declined from 8.7 percent in the three months ended June 30, 2003 to 8.1 percent in the three months ended June 30, 2004 primarily due to a gain on the sale of our Austin property as discussed below. Excluding this sale, general and administrative expenses remained flat as a percentage of net revenue. In total, general and administrative expenses increased by 14.0 percent during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 primarily due to:

•	An increase of approximately $3.5 million in professional and contract services.
•	An increase of approximately 15 percent, or $3.0 million, in personnel-related costs to support the continued growth of our business.

The increase in general and administrative expenses was partially offset by a gain of $2.4 million on the sale of our property in Austin, Texas.

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

Research and development expenses for the three months ended June 30, 2004 and 2003 were as follows (in thousands):

	% of Net		% of Net
June 30, 2004	Revenue	June 30, 2003	Revenue	$ Change	% Change

$ 130,642	30.3%	$ 91,122	25.8%	$ 39,520	43.4%

Research and development expenses increased by 43.4 percent, or 4.5 percentage points of net revenue, during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 primarily due to:

•	Increases in personnel-related costs of $22.7 million, of which approximately $17.0 million resulted primarily from a 28 percent increase in regular full-time employee headcount.
•	An overall increase in external development expenses of $14.3 million primarily related to the development of new products with our co-publishing partners.
•	An increase of $2.2 million in facilities-related expenses to support our studio expansions in North America and Japan.

Research and development expenses increased during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, as we continued to support the global growth of our research and development capabilities. In recent quarters, we have developed a greater number of titles internally. We expect increased research and development spending to continue in fiscal 2005 as we invest in next-generation tools and technologies, products for new platforms, and, to a lesser extent, as we increase spending on titles for the PC and current-generation console products (including the PlayStation 2, Xbox and Nintendo GameCube).

Interest and Other Income, Net

Interest and other income, net, for the three months ended June 30, 2004 and 2003 were as follows (in thousands):

	% of Net		% of Net
June 30, 2004	Revenue	June 30, 2003	Revenue	$ Change	% Change

$ 9,159	2.1%	$ 4,849	1.4%	$4,310	88.9%

Interest and other income, net, during the three months ended June 30, 2004 increased from the three months ended June 30, 2003 primarily due to:

•	A net benefit of $2.6 million from our foreign currency activities in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.
•	An increase in interest income of $0.8 million as a result of higher average cash, cash equivalents and short-term investments balances in the current year partially offset by a lower average yield.
•	An increase in other income as we recorded $0.5 million in income related to our equity investment in Digital Illusions, C.E.

Income Taxes

Income taxes for the three months ended June 30, 2004 and 2003 were as follows (in thousands):

	Effective		Effective
June 30, 2004	Tax Rate	June 30, 2003	Tax Rate	% Change

$ 9,894	29.0%	$ 8,253	31.0%	19.9%

Our effective income tax rate reflects tax benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. The effective income tax rate was 29 percent for the three months ended June 30, 2004 and 31 percent for the three months ended June 30, 2003. The reduced effective income tax rate in the three months ended June 30, 2004 primarily reflects a change in the geographic mix of taxable income subject to lower tax rates.

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

Finally, our projected effective income tax rate for fiscal 2005 does not take into account a new election that is available under the U.S. income tax rules regarding the allocation between U.S. and foreign jurisdictions tax deductions attributable to employee stock option compensation. Although we have not yet determined the impact that the election would have on our reported results, if we were to make the election, it could have a material adverse effect on our effective income tax rate.

Impact of Recently Issued Accounting Standards

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft on the Proposed Statement of Financial Accounting Standards, “Share-Based Payment – an amendment of FASB Statements No. 123 and 95”. The proposed statement addresses the accounting for share-based payment transactions with employees and other third-parties. The proposed standard would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and generally would require that such transactions be accounted for using a fair-value-based method. If the final standard is approved as currently drafted in the exposure draft, it would have a material impact on the amount of earnings we report beginning in fiscal 2006. We have not yet determined the impact that the proposed statement will have on our business.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	June 30,	June 30,
(In millions)	2004	2003	Increase

Cash, cash equivalents and short-term investments	$2,369	$1,622	$747
Marketable equity securities	2	1	1

	$2,371	$1,623	$748

Percentage of total assets	70.4%	67.3%

	Three Months Ended
	June 30,	June 30,
(In millions)	2004	2003	Decrease

Cash used in operating activities	$(66)	$(34)	$(32)
Cash used in investing activities	(996)	(180)	(816)
Cash provided by financing activities	44	71	(27)
Effect of foreign exchange on cash and cash equivalents	1	4	(3)

Net decrease in cash and cash equivalents	$(1,017)	$(139)	$(878)

Changes in Cash Flow
During the three months ended June 30, 2004, we used $65.8 million of cash in operating activities as compared to $34.3 million for the three months ended June 30, 2003. The decrease in cash flow was primarily the result of the timing of collection of our sales, which occurred later in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. We expect this to favorably impact our operating cash flow during the three month period ended September 30, 2004. We expect to generate significant operating cash flow during the remainder of fiscal 2005. For the three months ended June 30, 2004, our primary use of cash in non-operating activities consisted of net purchases of $985.1 million in short-term investments and $26.1 million in capital expenditures, primarily related to the expansions of our Los Angeles and Vancouver studios. These non-operating expenditures were partially offset by $44.3 million in proceeds from the sale of our common stock through stock plans and $15.4 million in proceeds from the sale of property during the three months ended June 30, 2004. We anticipate making continued capital investments in our Vancouver studio during the remainder of fiscal 2005.

Receivables, net
Our gross accounts receivable balance was $291.1 million and $366.6 million as of June 30, 2004 and March 31, 2004, respectively. The decrease in our accounts receivable balance was expected as we traditionally have lower sales during our first quarter as compared to our fourth quarter. We expect our accounts receivable balance to increase during the three months ended September 30, 2004 based on our seasonal product release schedule. Reserves for sales returns, pricing allowances and doubtful accounts decreased from $154.7 million as of March 31, 2004 to $121.5 million as of June 30, 2004. Both the sales return and price protection reserves decreased in absolute dollars and as a percentage of trailing six and nine month net revenue as of June 30, 2004. We believe these reserves are adequate based on historical experience and our current estimate of potential returns and allowances.

Inventories
Inventories decreased slightly to $53.0 million as of June 30, 2004 from $55.1 million as of March 31, 2004 primarily as a result of overall lower activity during the three months ended June 30, 2004 as compared to the three months ended March 31, 2004. We typically have a higher inventory balance, as a percentage of net revenue, on hand in Europe compared to North America, due to the need to provide multiple language versions of each title in that region. No single title represented more than $4.0 million of inventory as of June 30, 2004.

Other current assets
Other current assets increased slightly to $163.2 million as of June 30, 2004 from $161.9 million as of March 31, 2004 primarily due to an increase in our VAT receivable partially offset by a decrease in other receivables. We expect our VAT receivable to decrease in the three months ended September 30, 2004.

Accounts payable
Accounts payable decreased to $65.6 million as of June 30, 2004 from $114.1 million as of March 31, 2004 primarily due to the lower sales volume we experienced in the first quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004.

Accrued and other liabilities
Our accrued and other liabilities decreased to $520.4 million as of June 30, 2004 from $630.1 million as of March 31, 2004, primarily as a result of payment of our fiscal 2004 bonus accrual and royalty payments for development. We anticipate our accrued and other liabilities balance will decline following tax payments we anticipate making during the three months ended September 30, 2004.

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

A portion of our cash is generated from operations domiciled in foreign tax jurisdictions (approximately $430.9 million as of June 30, 2004) that is designated as indefinitely reinvested in the respective tax jurisdiction. While we have no plans to repatriate these funds to the United States in the short-term, if we were required to do so to fund our operations in the United States, we would accrue and pay additional taxes in connection with their repatriation.

On January 8, 2004, we filed an amended registration statement on Form S-3 with the SEC. This registration statement, including the base prospectus contained therein, became effective on January 15, 2004 and uses a “shelf” registration process. This shelf registration statement allows us, at any time, to offer any combination of securities described in the prospectus in one or more offerings up to a total amount of $2.0 billion. Unless otherwise specified in a prospectus supplement accompanying the base prospectus, we will use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes, including for working capital, financing capital expenditures, research and development, marketing and distribution efforts and, if opportunities arise, for acquisitions or strategic alliances. Pending such uses, we may invest the net proceeds in interest-bearing securities. In addition, we may conduct concurrent or other financings at any time.

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties including, but not limited to, those related to customer demand and acceptance of our titles on new platforms and new versions of our titles on existing platforms, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, the impact of competition, domestic and international economic conditions, seasonality in operating results, risks of product returns and the other risks described in the “Risk Factors” section below.

Contractual Obligations and Commercial Commitments

Letters of Credit
In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables of up to €8.0 million. The standby letter of credit expires in July 2005. As of June 30, 2004, we had €0.7 million payable to Nintendo of Europe covered by this standby letter of credit.

In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC as a replacement for our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to $1.1 million. The standby letter of credit expires in December 2006. As of June 30, 2004, we did not have a payable balance on this standby letter of credit.

Development, Celebrity, League and Content Licenses: Payments and Commitments
The products produced by our studios are designed and created by our employee designers, artists, software programmers and by non-employee software developers (“independent artists” or “third-party developers”). We typically advance development funds to the independent artists and third-party developers during development of our games, usually in installment payments made upon the completion of specified development milestones. Contractually, these payments are considered advances against subsequent royalties on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers. In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA and UEFA (professional soccer); NASCAR (stock car racing); John Madden (professional football); National Basketball Association (professional basketball); PGA TOUR (professional golf); Tiger Woods (professional golf); National Hockey League and NHLPA (professional hockey); Warner Bros. (Harry Potter, Catwoman and Superman); MGM/Danjaq (James Bond); New Line Productions (The Lord of the Rings); National Football League and Players Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); ISC (stock car racing); Major League Baseball Properties; MLB Players Association (professional baseball) and Island Def Jam (fighting). These developer and content license commitments represent the sum of (i) the cash payments due under non-royalty-bearing licenses and services agreements, and (ii) the minimum payments and advances against royalties due under royalty-bearing licenses and services agreements that are conditional upon performance by the counterparty. These minimum guarantee payments and marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations and commercial commitments as of June 30, 2004, and the effect we expect them to have on our liquidity and cash flow in future periods (in thousands):

	Contractual Obligations			Commercial Commitments

Fiscal Year		Developer/		Bank and	Letters
Ended		Licensee		Other	of
March 31,	Leases (1)	Commitments (2)	Marketing	Guarantees	Credit	Total

2005 (remaining nine months)	$17,343	$32,882	$18,258	$1,973	$832	$71,288
2006	25,420	34,127	6,602	223	–	66,372
2007	20,348	13,289	3,586	223	–	37,446
2008	16,255	16,095	3,586	223	–	36,159
2009	12,309	10,527	3,586	222	–	26,644
Thereafter	37,306	11,332	3,587	222	–	52,447

Total	$128,981	$118,252	$39,205	$3,086	$832	$290,356

(1) See discussion on operating leases in the “Off-Balance Sheet Commitments” section below and Note 8 in the Notes to Condensed Consolidated Financial Statements, included in Item 1 hereof, for additional information.

(2) Developer/licensee commitments include $57.2 million of commitments to developers or licensers that have been included in our Condensed Consolidated Balance Sheet as of June 30, 2004 because the developer does not have any significant performance obligations to us. These commitments are included in both current and long-term assets and liabilities.

The lease commitments disclosed above exclude commitments included in our restructuring activities for contractual rental commitments of $28.4 million under real estate leases for unutilized office space, offset by $17.9 million of estimated future sub-lease income. These amounts were expensed in the periods of the related restructuring and are included in our accrued and other liabilities reported on our Condensed Consolidated Balance Sheet as of June 30, 2004. Please see Note 5 in the Notes to Condensed Consolidated Financial Statements, included in Item 1 hereof, for additional information.

Litigation
We are subject to pending claims and litigation. Management, after review and consultation with legal counsel, considers that any liability from the disposition of such lawsuits would not have a material adverse effect upon our consolidated financial condition or results of operations.

Director Indemnity Agreements
We have entered into an indemnification agreement with the members of our Board of Directors to indemnify our Directors to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the Directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the Directors are sued as a result of their service as a member of our Board of Directors.

Transactions with Related Parties

Transactions with Executive Officers
On June 24, 2002, we hired Warren Jenson and agreed to loan him $4,000,000, to be forgiven over four years based on his continuing employment. The loan does not bear interest. On June 24, 2004, pursuant to the terms of the loan agreement, we forgave two million dollars of the loan and provided Mr. Jenson approximately $1.6 million to offset the tax implications of the forgiveness. As of June 30, 2004, the remaining outstanding loan balance was $2,000,000, which will be forgiven on June 24, 2006, provided that Mr. Jenson has not voluntarily resigned his employment with us or been terminated for cause prior to that time. No additional funds will be provided to offset the tax implications of the forgiveness of the remaining two million dollars.

OFF-BALANCE SHEET COMMITMENTS

Lease Commitments
 We lease certain of our current facilities and certain equipment under non-cancelable operating lease agreements. We are required to pay property taxes, insurance and normal maintenance costs for certain of our facilities and will be required to pay any increases over the base year of these expenses on the remainder of our facilities.

In February 1995, we entered into a build-to-suit lease with a third party for our headquarters facility in Redwood City, California, which was refinanced with Keybank National Association in July 2001 and expires in July 2006. We accounted for this arrangement as an operating lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. We have an option to purchase the property (land and facilities) for a maximum of $145.0 million or, at the end of the lease, to arrange for (i) an extension of the lease or (ii) sale of the property to a third party while we retain an obligation to the owner for approximately 90 percent of the difference between the sale price and the guaranteed residual value of up to $128.9 million if the sales price is less than this amount, subject to certain provisions of the lease.

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

We believe the estimated fair values of both properties under these operating leases are in excess of their respective guaranteed residual values as of June 30, 2004.

For the two lease agreements with Keybank National Association, as described above, the lease rates are based upon the Commercial Paper Rate and require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of June 30, 2004.

		Actual as of
Financial Covenants	Requirement	June 30, 2004
Consolidated Net Worth	$1,702 million	$2,746 million
Fixed Charge Coverage Ratio	3.00	29.76
Total Consolidated Debt to Capital	60%	8.3%
Quick Ratio – Q1 & Q2	1.00	10.20
Q3 & Q4	1.75	N/A

In July 2003, we entered into a lease agreement with an independent third party (the “Landlord”) for a studio facility in Los Angeles, California, which commenced in October 2003 and expires in September 2013 with two five-year options to extend the lease term. Additionally, we have options to purchase the property after five and ten years based on the fair market value of the property at the date of sale, a right of first offer to purchase the property upon terms offered by the Landlord, and a right to share in the profits from a sale of the property. We have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. Existing campus facilities comprise a total of 243,000 square feet and provide space for research and development functions. Our rental obligation under this agreement is $50.2 million over the initial ten-year term of the lease. This commitment is offset by sublease income of $5.8 million for the sublet to an affiliate of the Landlord of 18,000 square feet of the Los Angeles facility, which commenced in October 2003 and expires in September 2013, with options of early termination by the affiliate after five years and by us after four and five years.

In June 2004, we entered into a lease agreement with an independent third-party for a studio facility in Orlando, Florida, which will commence in January 2005 and expire in June 2010, with one five-year option to extend the lease term. The campus facilities comprise a total of 117,000 square feet, which we intend to use for research and development functions. We have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. Our rental obligation over the initial five-and-a-half year term of the lease is $13.2 million.

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

For the three months ended June 30, 2004, international net revenue comprised 51 percent of our total net revenue. For the three months ended June 30, 2003, international net revenue comprised 44 percent of total net revenue. We expect foreign sales to continue to account for a significant portion of our net revenue. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the dollar. While we utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) and foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to revenue generated by our operational subsidiaries), our results of operations and financial condition may, nonetheless, be adversely affected by foreign currency fluctuations.

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

In the U.S. in the three months ended June 30, 2004, over 65 percent of our sales were made to six key customers. In Europe, our top ten customers accounted for over 35 percent of our sales in that territory in the three months ended June 30, 2004. Worldwide, we had direct sales to one customer, Wal-Mart Stores, Inc., which represented 12 percent of total net revenue during the three months ended June 30, 2004. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. Additionally, our receivables from these large customers increase significantly in the December quarter as they stock up for the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers.

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

We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions, including (1) acquisitions of companies, businesses, intellectual properties, and other assets, and (2) investments in new interactive entertainment businesses (for example, online and mobile games). Any of these strategic transactions could be material to our financial condition and results of operations. Although we regularly search for opportunities to engage in strategic transactions, we may not be successful in identifying suitable opportunities. We may not be able to consummate potential acquisitions or investments or an acquisition or investment may not enhance our business or may decrease rather than increase our earnings. In addition, the process of integrating an acquired company or business, or successfully exploiting acquired intellectual property or other assets, could divert a significant amount of our management’s time and focus and may create unforeseen operating difficulties and expenditures. Additional risks we face include:

•	The need to implement or remediate controls, procedures and policies appropriate for a public company in an acquired company that, prior to the acquisition, lacked these controls, procedures and policies,
•	Cultural challenges associated with integrating employees from an acquired company or business into our organization,
•	Retaining employees from the businesses we acquire,
•	The need to integrate an acquired company’s accounting, management information, human resource and other administrative systems to permit effective management, and
•	To the extent that we engage in strategic transactions outside of the United States, we face additional risks, including risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

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

Foreign Currency Exchange Rate Risk
We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency denominated assets and liabilities, primarily certain intercompany receivables and payables. Our foreign exchange forward contracts are accounted for as derivatives whereby the gains and losses on these contracts are reflected in the Condensed Consolidated Statements of Operations. Gains and losses on open contracts at the end of each accounting period resulting from changes in the forward rate are recognized in earnings and are designed to offset gains and losses on the underlying foreign-currency-denominated assets and liabilities. As of June 30, 2004, we had foreign exchange forward contracts, all with maturities of less than one month, to sell approximately $188.6 million in foreign currencies, consisting primarily of British Pounds, Euros and Japanese Yen. Of this amount, $180.4 million represents contracts to sell foreign currency in exchange for U.S. dollars and $8.2 million represents contracts to sell foreign currency in exchange for British Pounds.

From time to time, we hedge our foreign currency risk related to anticipated future sales transactions by purchasing option contracts that generally have maturities of 15 months or less. If qualified, these transactions are designated as cash flow hedges. For the three months ended June 30, 2004, we recognized a loss of $0.6 million in earnings associated with the time value of these option contracts.

The counterparties to these forward and options contracts are creditworthy multinational commercial and investment banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding our efforts to manage foreign exchange risks, there can be no assurances that our mitigating or hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

The following table provides information about our foreign currency forward and option contracts as of June 30, 2004. The information is provided in U.S. dollar equivalents and presents the notional amount (forward or option amount), the weighted-

average contractual foreign currency exchange rates and fair value. The fair value of our forward and option contracts are recorded in other current assets on our Condensed Consolidated Balance Sheets.

		Weighted-
	Notional	Average
(In thousands, except contract rates)	Amount	Contract Rate	Fair Value

Foreign currency to be sold under contract:
British Pound	$129,808	1.8142	$245
Euro	21,759	1.2089	(15)
Japanese Yen	15,702	0.0092	(111)
Swiss Franc	4,795	0.7992	3
South African Rand	4,563	0.1573	(49)
Danish Krone	4,551	0.1625	(2)
Swedish Krona	4,220	0.1319	1
Norwegian Krone	3,192	0.1451	21

Total	$188,590		$93

Foreign currency to be purchased under contract:
British Pound	$8,195	1.8155	$(54)

Option contracts purchased
Euro	$84,868	1.1316	$671

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

As of June 30, 2004, our cash equivalents and short-term investments included $2.3 billion of debt securities, consisting primarily of U.S. agency bonds, money market funds and municipal securities. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The table below presents the amounts and related weighted-average interest rates of our investment portfolio as of June 30, 2004 (in thousands):

	Weighted-
	Average
	Interest Rate	Cost	Fair Value

Cash equivalents
Fixed rate	1.29%	$481,372	$481,372
Variable rate	0.98%	546,507	546,507
Short-term investments
Fixed rate	1.96%	1,034,543	1,023,048
Step rate	1.53%	85,000	83,272
Variable rate	1.86%	130,000	129,785

		$2,277,422	$2,263,984

Maturity dates for short-term investments range from 4 months to 26 months, with call dates ranging from 1 month to 7 months.

Item 4. Controls and Procedures

Definition and limitations of disclosure controls. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.

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

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial and Administrative Officer, after evaluating the effectiveness of our disclosure controls and procedures, believe that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding the required disclosure.

Changes in internal controls. During our last fiscal quarter, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, following the enactment of the Sarbanes-Oxley Act and related SEC regulations, we have enhanced our internal controls and disclosure systems through various measures including: detailing certain internal accounting policies; establishing a disclosure committee for the preparation of all periodic SEC reports; establishing an internal audit function; requiring certifications from various trial balance controllers and other financial personnel responsible for our financial statements; and automated certain manual-entry royalty accounting activities through the implementation of new software management systems.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 1.	Legal Proceedings

We are subject to pending claims and litigation. Our management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits, individually or in the aggregate would not have a material adverse effect upon our consolidated financial position or results of operations.
Item 6. Exhibits and Reports on Form 8-K

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of this report:

Exhibit
	Number	Title

	3.02	Amended and Restated Bylaws.

	10.37	Lease agreement between ASP WT, L.L.C. (“Landlord”) and Tiburon Entertainment, Inc. (“Tenant”) for space at Summit Park I, dated June 15, 2004.

	10.38	First Amendment to lease agreement by and between Playa Vista – Water’s Edge, LLC and Electronic Arts Inc., entered into April 19, 2004.

	10.39	Electronic Arts Deferred Compensation Plan.

	15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

	31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

	32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On April 7, 2004, we filed a current report on Form 8-K relating to the announcement of the resignation of John Riccitiello, President and Chief Operating Officer.

On April 29, 2004, we filed a current report on Form 8-K relating to the announcement of our financial results for the quarter and year ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Warren C. Jenson

DATED:	WARREN C. JENSON
August 3, 2004	Executive Vice President,
Chief Financial and Administrative Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2004

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

3.02	Amended and Restated Bylaws.

10.37	Lease agreement between ASP WT, L.L.C. (“Landlord”) and Tiburon Entertainment, Inc. (“Tenant”) for space at Summit Park I, dated June 15, 2004.

10.38	First Amendment to lease agreement by and between Playa Vista – Water’s Edge, LLC and Electronic Arts Inc., entered into April 19, 2004.

10.39	Electronic Arts Deferred Compensation Plan.

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.