Form 10-Q
period 2004-09-30
ELECTRONIC ARTS INC
filed 2004-11-03
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

		Outstanding as of
	Par Value	November 1, 2004
Common Stock	$0.01	305,332,110

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)	September 30,	March 31,
(In thousands, except share data)	2004	2004 (a)

ASSETS
Current assets:
Cash and cash equivalents	$1,386,026	$2,149,885
Short-term investments	1,103,633	264,461
Marketable equity securities	259	1,225
Receivables, net of allowances of $122,577 and $154,682, respectively	379,389	211,916
Inventories	79,272	55,143
Deferred income taxes	80,804	84,312
Other current assets	140,883	161,867

Total current assets	3,170,266	2,928,809
Property and equipment, net	297,485	298,073
Investments in affiliates	15,341	14,332
Goodwill	92,648	91,977
Other intangibles, net	17,215	18,468
Long-term deferred income taxes	43,639	40,755
Other assets	66,061	71,612

TOTAL ASSETS	$3,702,655	$3,464,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$172,017	$114,087
Accrued and other liabilities	587,275	630,138

Total current liabilities	759,292	744,225
Other liabilities	36,615	41,443

TOTAL LIABILITIES	795,907	785,668
Commitments and contingencies	–	–
Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized	–	–
Common stock, $0.01 par value. 1,000,000,000 shares authorized; 305,099,241 and 301,332,458 shares issued and outstanding, respectively	3,051	3,013
Class B common stock, $0.01 par value. No shares authorized; 0 and 200,130 shares issued and outstanding, respectively	–	2
Paid-in capital	1,264,563	1,153,680
Retained earnings	1,622,662	1,501,184
Accumulated other comprehensive income	16,472	20,479

Total stockholders’ equity	2,906,748	2,678,358

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,702,655	$3,464,026

See accompanying Notes to Condensed Consolidated Financial Statements.

(a)	Derived from audited financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(unaudited)	September 30,		September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net revenue	$715,728	$530,005	$1,147,369	$883,386
Cost of goods sold	283,911	213,762	460,666	363,725

Gross profit	431,817	316,243	686,703	519,661
Operating expenses:
Marketing and sales	107,518	64,041	170,738	123,125
General and administrative	42,043	36,032	77,097	66,792
Research and development	156,839	113,493	287,481	204,615
Amortization of intangibles	623	810	1,245	1,490
Restructuring charges	–	–	388	–

Total operating expenses	307,023	214,376	536,949	396,022

Operating income	124,794	101,867	149,754	123,639
Interest and other income, net	12,183	9,130	21,342	13,979

Income before provision for income taxes	136,977	110,997	171,096	137,618
Provision for income taxes	39,724	34,409	49,618	42,662

Net income	$97,253	$76,588	$121,478	$94,956

Net earnings per share:
Common stock
Net earnings per share:
Basic	$0.32	$0.26	$0.40	$0.32
Diluted	$0.31	$0.25	$0.38	$0.31
Number of shares used in computation:
Basic	304,076	294,836	303,127	292,263
Diluted	316,049	307,779	315,778	304,013

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(unaudited)	September 30,
(In thousands)	2004	2003
OPERATING ACTIVITIES
Net income	$121,478	$94,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,167	30,847
Equity in net income of investment in affiliates	(587)	(113)
Other-than-temporary impairment of investments in affiliates	–	589
Loss (gain) on sale of property, equipment and marketable equity securities	(3,893)	45
Stock-based compensation	273	429
Tax benefit from exercise of stock options	25,138	40,169
Change in assets and liabilities:
Receivables, net	(168,217)	(133,034)
Inventories	(24,097)	(406)
Other assets	26,590	19,063
Accounts payable	57,885	25,309
Accrued and other liabilities	(44,598)	(49,607)

Net cash provided by operating activities	23,139	28,247

INVESTING ACTIVITIES
Capital expenditures	(45,339)	(28,690)
Proceeds from sale of property and equipment	15,537	88
Proceeds from sale of marketable equity securities	3,115	–
Purchase of investment in affiliate	(250)	–
Proceeds from sale of investment in affiliate	–	8,467
Purchase of short-term investments	(1,658,105)	(1,270,579)
Proceeds from maturities and sales of short-term investments	812,521	547,792
Purchase of minority interest	–	(2,513)
Acquisition of subsidiary, net of cash acquired	(12)	–

Net cash used in investing activities	(872,533)	(745,435)

FINANCING ACTIVITIES
Proceeds from sales of common stock through employee stock plans and other plans	85,508	139,875
Repurchase of Class B common stock	–	(225)
Repayment of Class B notes receivable	–	128
Dividend to joint venture	–	(2,587)

Net cash provided by financing activities	85,508	137,191

Effect of foreign exchange on cash and cash equivalents	27	6,127

Decrease in cash and cash equivalents	(763,859)	(573,870)
Beginning cash and cash equivalents	2,149,885	949,995

Ending cash and cash equivalents	1,386,026	376,125
Short-term investments	1,103,633	1,358,049

Ending cash, cash equivalents and short-term investments	$2,489,659	$1,734,174

Supplemental cash flow information:
Cash paid during the period for income taxes	$43,276	$4,567

Non-cash investing activities:
Change in unrealized appreciation (loss) on investments	$(6,794)	$(2,186)

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Electronic Arts develops, markets, publishes and distributes interactive software games that are playable by consumers on home videogame machines (such as the Sony PlayStation®2, Microsoft Xbox® and Nintendo GameCubeTM consoles), personal computers (PC), hand-held game machines (such as the Game Boy® Advance) and online, over the Internet and other proprietary online networks. Many of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and many of our games are based on intellectual property that is wholly-owned by us (e.g., The SimsTM and Medal of HonorTM). Our goal is to develop titles which appeal to the mass market and as a result, we develop, market, publish and distribute our games in over 100 countries, often translating and localizing them for sale in non-English-speaking countries. Our goal is to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this are our annual iterations of our sports-based franchises (e.g., NCAA Football and FIFA Soccer), titles based on long-lived movie properties (e.g., James BondTM) and wholly-owned properties that can be successfully sequeled (e.g., SimCityTM).

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

At our Annual Meeting of Stockholders, held on July 29, 2004, our stockholders elected to amend and restate our Certificate of Incorporation to consolidate our Class A and Class B common stock into a single class of common stock by reclassifying each outstanding share of Class A common stock as one share of common stock and converting each outstanding share of Class B common stock into 0.001 share of common stock. Our stockholders also elected to further amend and restate our Certificate of Incorporation to increase the authorized common stock from 500 million total shares of Class A and Class B common stock combined to 1 billion shares of the newly consolidated single class of common stock. These amendments were effective on August 2, 2004. Prior year Class A common stock has been reclassified to reflect these amendments.

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 as filed with the Securities and Exchange Commission on June 4, 2004.

(2) FISCAL YEAR AND FISCAL QUARTER

Our fiscal year is reported on a 52/53-week period that ends on the final Saturday of March in each year. The results of operations for fiscal 2005 and 2004 contain 52 weeks. The results of operations for the fiscal quarters ended September 30, 2004 and September 30, 2003 each contain 13 weeks ending on September 25, 2004 and September 27, 2003, respectively. For simplicity of presentation, all fiscal periods are reported as ending on a calendar month end. On October 28, 2004, our Board of Directors approved a change in our fiscal year, such that beginning in fiscal 2006, we will end our fiscal year on the Saturday nearest March 31. This will result in fiscal 2006 being reported as a 53 week year with the first quarter containing 14 weeks instead of 13 weeks.

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

Had compensation cost for our stock-based compensation plans been measured based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123, we estimate that our reported net income and net earnings per share would have been the pro forma amounts indicated below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants made during the three and six months ended September 30, 2004 and 2003 under the stock plans:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.0%	2.2%	3.0%	2.1%
Expected volatility	37.5%	54.4%	38.4%	54.9%
Expected life (in years)	2.96	3.08	3.04	3.03
Assumed dividends	None	None	None	None

Our calculations are based on a multiple option valuation approach and forfeitures are recognized when they occur.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income – as reported	$97,253	$76,588	$121,478	$94,956
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(22,935)	(23,750)	(42,579)	(43,923)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	25	25	50	74

Net income – pro forma	$74,343	$52,863	$78,949	$51,107

Net earnings per share:
As reported – basic	$0.32	$0.26	$0.40	$0.32
Pro forma – basic	$0.24	$0.18	$0.26	$0.17
As reported – diluted	$0.31	$0.25	$0.38	$0.31
Pro forma – diluted	$0.24	$0.17	$0.25	$0.17

At our Annual Meeting of Stockholders, held on July 29, 2004, our stockholders approved an amendment to our 2000 Equity Incentive Plan (the “Equity Plan”) to (a) increase by 11 million the number of shares of common stock reserved for issuance under the Equity Plan, (b) provide for the issuance of awards of restricted stock units, (c) limit the total number of shares underlying awards of restricted stock and restricted stock units to 3 million, (d) provide that the exercise price of nonqualified stock options may not be less than 100% of the fair market value of a share of common stock, (e) reduce the size of initial and annual option grants to Directors under the Equity Plan, and (f) authorize the Compensation Committee to determine the vesting provisions of options granted to Directors under the Equity Plan. Our stockholders also approved an amendment to the 2000 Employee Stock Purchase Plan (the “ESPP”) to increase by 1.5 million the number of shares of common stock reserved for issuance under the ESPP.

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft on the Proposed SFAS, “Share-Based Payment — an amendment of FASB Statements No. 123 and 95”. The proposed statement addresses the accounting for share-based payment transactions with employees and other third parties. The proposed standard would eliminate the ability to account for share-based compensation transactions using APB No. 25, and generally would require that such transactions be accounted for using a fair-value-based method. If the final standard is approved as currently drafted in the exposure draft, it would have a material impact on the amount of earnings we report beginning in the second quarter of fiscal 2006. We have not yet determined the impact that the proposed statement will have on our business.

(4) GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill information is as follows (in thousands):

			Effects of
	As of		Foreign	As of
	March 31,	Goodwill	Currency	September 30,
	2004	Acquired	Translation	2004

Goodwill	$91,977	$12	$659	$92,648

Finite-lived intangibles consist of the following (in thousands):

	As of September 30, 2004
	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/Core Technology	$28,263	$(18,886)	$(9,377)	$–	$–
Tradename	35,169	(16,739)	(1,211)	(7)	17,212
Subscribers and Other Intangibles	8,694	(6,302)	(1,776)	(613)	3

Total	$72,126	$(41,927)	$(12,364)	$(620)	$17,215

	As of March 31, 2004
	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/Core Technology	$28,263	$(18,886)	$(9,377)	$–	$–
Tradename	35,169	(15,494)	(1,211)	–	18,464
Subscribers and Other Intangibles	8,694	(6,302)	(1,776)	(612)	4

Total	$72,126	$(40,682)	$(12,364)	$(612)	$18,468

Amortization of intangibles for the three and six months ended September 30, 2004 was $0.6 million and $1.2 million, respectively. Amortization of intangibles for the three and six months ended September 30, 2003 was $0.8 million and $1.5 million, respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years. As of September 30, 2004 and March 31, 2004, the weighted-average remaining useful life for finite-lived intangible assets was approximately 7.0 years and 7.5 years, respectively.

As of September 30, 2004, future amortization of finite-lived intangibles was estimated as follows (in thousands):

Fiscal Year Ended March 31,
2005 (remaining 6 months)	$1,245
2006	2,489
2007	2,489
2008	2,489
2009	2,489
Thereafter	6,014

Total	$17,215

(5) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The following table summarizes the activity in the accrued restructuring accounts for all restructuring plans (in thousands):

	Accrual		Charges	Charges		Accrual
	Beginning	Charges to	Utilized	Utilized	Adjustments	Ending
	Balance	Operations	in Cash	Non-cash	to Operations	Balance
Six Months Ended September 30, 2004
Workforce	$1,585	$–	$(1,582)	$–	$142	$145
Facilities-related	12,731	–	(3,479)	–	246	9,498

Total	$14,316	$–	$(5,061)	$–	$388	$9,643

Year Ended March 31, 2004
Workforce	$1,692	$1,741	$(1,778)	$–	$(70)	$1,585
Facilities-related	9,063	7,007	(3,903)	–	564	12,731
Non-current assets	–	466	–	(466)	–	–

Total	$10,755	$9,214	$(5,681)	$(466)	$494	$14,316

Over the last three fiscal years, we have entered into various restructurings based on management decisions as discussed in more detail below. As of September 30, 2004, an aggregate of $21.3 million in cash had been paid out under the fiscal 2004, 2003 and 2002 restructuring plans. In addition, we have made subsequent net adjustments of approximately $0.4 million during fiscal 2005 relating to projected future cash outlays under the fiscal 2004 restructuring plan. Of the remaining projected cash outlay of $9.6 million, $1.9 million is expected to be utilized in the third and fourth quarters of fiscal 2005, while the remaining $7.7 million is expected to be utilized by January 30, 2009. The facilities-related commitments discussed above are shown net of $16.5 million of estimated future sub-lease income. The restructuring accrual is included in other accrued expenses presented in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Fiscal 2004 Studio Restructuring
During fiscal 2004, we closed the majority of our leased studio facility in Walnut Creek, California and our wholly-owned studio facility in Austin, Texas. As a result, we recorded total pre-tax charges of $9.2 million, consisting of $7.0 million for consolidation of facilities, $1.7 million for workforce reductions and $0.5 million for the write-off of non-current assets, primarily leasehold improvements.

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

Minimum guaranteed royalty obligations are initially recorded as an asset and as a liability at the contractual amount when no significant performance remains with the licensor. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid rather than upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of September 30, 2004 and March 31, 2004, approximately $49.1 million and $63.4 million, respectively, of minimum guaranteed royalty obligations had been recognized and are included in the tables below.

Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties. If actual sales or revised revenue estimates fall below the initial revenue estimates, then the actual charge taken may be greater in any given quarter than anticipated.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in thousands):

	As of	As of
	September 30,	March 31,
	2004	2004
Other current assets	$28,274	$31,165
Other assets	46,640	54,921

Royalty-related assets	$74,914	$86,086

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

	As of	As of
	September 30,	March 31,
	2004	2004
Accrued liabilities	$113,476	$104,603
Other liabilities	36,615	41,443

Accrued royalties	$150,091	$146,046

In addition, at September 30, 2004, we have approximately $69.1 million that we are obligated to pay co-publishing and/or distribution affiliates and content licensors but that are generally contingent upon performance by the counterparty (i.e., delivery of the product or content) and are therefore not recorded in our Condensed Consolidated Financial Statements. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

(7) BALANCE SHEET DETAILS

Inventories
Inventories as of September 30, 2004 and March 31, 2004 consisted of (in thousands):

	As of	As of
	September 30,	March 31,
	2004	2004
Raw materials and work in process	$7,544	$2,263
Finished goods	71,728	52,880

Inventories	$79,272	$55,143

Property and Equipment, Net
Property and equipment, net, as of September 30, 2004 and March 31, 2004 consisted of (in thousands):

	As of	As of
	September 30,	March 31,
	2004	2004
Computer equipment and software	$360,122	$355,626
Buildings	99,227	118,251
Land	57,492	60,209
Leasehold improvements	56,202	37,409
Office equipment, furniture and fixtures	46,845	45,964
Warehouse equipment and other	12,934	11,757

	632,822	629,216
Less: Accumulated depreciation and amortization	(335,337)	(331,143)

Property and equipment, net	$297,485	$298,073

Depreciation and amortization expense associated with property and equipment amounted to $16.3 million and $31.9 million for the three and six months ended September 30, 2004, respectively. Depreciation and amortization expense associated with property and equipment amounted to $16.8 million and $29.4 million for the three and six months ended September 30, 2003, respectively.

Accrued and Other Liabilities
Accrued and other liabilities as of September 30, 2004 and March 31, 2004 consisted of (in thousands):

	As of	As of
	September 30,	March 31,
	2004	2004
Accrued income taxes	$213,027	$225,878
Other accrued expenses	142,572	134,000
Accrued royalties	113,476	104,603
Accrued compensation and benefits	88,982	142,756
Deferred revenue	29,218	22,901

Accrued and other liabilities	$587,275	$630,138

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

We believe the estimated fair values of both properties under these operating leases are in excess of their respective guaranteed residual values as of September 30, 2004.

For the two lease agreements with Keybank National Association, as described above, the lease rates are based upon the Commercial Paper Rate and require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of September 30, 2004.

		Actual as of
Financial Covenants	Requirement	September 30, 2004
Consolidated Net Worth	$1,775 million	$2,906 million
Fixed Charge Coverage Ratio	3.00	25.12
Total Consolidated Debt to Capital	60%	7.9%
Quick Ratio – Q1 & Q2	1.00	11.52
Q3 & Q4	1.75	N/A

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

In June 2004, we entered into a lease agreement with an independent third party for a studio facility in Orlando, Florida, which will commence in January 2005 and expire in June 2010, with one five-year option to extend the lease term. The campus facilities comprise a total of 117,000 square feet, which we intend to use for research and development functions. We have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. Our rental obligation over the initial five-and-a-half year term of the lease is $13.2 million.

Letters of Credit
In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables of up to €8.0 million. The standby letter of credit expires in July 2005. As of September 30, 2004, we had €5.3 million payable to Nintendo of Europe covered by this standby letter of credit.

In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC as a replacement for our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to $1.1 million. The standby letter of credit expires in December 2006. As of September 30, 2004, we did not have a payable balance on this standby letter of credit.

Development, Celebrity, League and Content Licenses: Payments and Commitments
The products produced by our studios are designed and created by our employee designers, artists, software programmers and by non-employee software developers (“independent artists” or “third-party developers”). We typically advance development funds to the independent artists and third-party developers during development of our games, usually in installment payments made upon the completion of specified development milestones. Contractually, these payments are considered advances against subsequent royalties on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers. In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA and UEFA (professional soccer); NASCAR (stock car racing); John Madden (professional football); National Basketball Association (professional basketball); PGA TOUR (professional golf); Tiger Woods (professional golf); National Hockey League and NHLPA (professional hockey); Warner Bros. (Harry Potter, Catwoman and Superman); MGM/Danjaq (James Bond); New Line Productions (The Lord of the Rings); National Football League and Players Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); ISC (stock car racing); Major League Baseball Properties; MLB Players Association (professional baseball) and Island Def Jam (fighting). These developer and content license commitments represent the sum of (i) the cash payments due under non-royalty-bearing licenses and services agreements, and (ii) the minimum payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which, are conditional upon performance by the counterparty. These minimum guarantee payments and marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2004 and the effect we expect them to have on our liquidity and cash flow in future periods (in thousands):

	Contractual Obligations			Commercial Commitments
Fiscal Year		Developer/		Bank and	Letters
Ended		Licensee		Other	of
March 31,	Leases	Commitments(1)	Marketing	Guarantees	Credit	Total
2005 (remaining 6 months)	$13,467	$31,302	$15,753	$1,973	$6,464	$68,959
2006	27,807	32,951	6,892	223	–	67,873
2007	22,524	15,470	3,586	223	–	41,803
2008	17,372	15,822	3,586	223	–	37,003
2009	13,217	10,755	3,586	222	–	27,780
Thereafter	40,875	11,899	3,587	222	–	56,583

Total	$135,262	$118,199	$36,990	$3,086	$6,464	$300,001

(1) Developer/licensee commitments include $49.1 million of commitments to developers or licensers that have been included in our Condensed Consolidated Balance Sheet as of September 30, 2004 because the developer does not have any significant performance obligations to us. These commitments are included in both current and long-term assets and liabilities.

The lease commitments disclosed above exclude commitments included in our restructuring activities for contractual rental commitments of $26.0 million under real estate leases for unutilized office space, offset by $16.5 million of estimated future sub-lease income. These amounts were expensed in the periods of the related restructuring and are included in our accrued and other liabilities reported on our Condensed Consolidated Balance Sheet as of September 30, 2004. Please see Note 5 in the Notes to Condensed Consolidated Financial Statements for additional information.

Litigation
On July 29, 2004, a class action lawsuit, Kirschenbaum v. Electronic Arts Inc., was filed against us in Superior Court in San Mateo, California. The complaint alleges that we improperly classified “Image Production Employees” in California as exempt employees and seeks injunctive relief, unspecified monetary damages, interest and attorneys’ fees. We have not yet answered the complaint.

In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management, after review and consultation with counsel, considers that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.

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

The change in the components of accumulated other comprehensive income, net of tax, for the three and six months ended September 30, 2004 and 2003 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$97,253	$76,588	$121,478	$94,956
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax expense (benefit) of $2,782, $(793) and $(1,985), $(675), respectively	4,826	(1,811)	(3,067)	(1,504)
Adjustment for gain realized in net income, net of tax expense of $597, $0 and $597, $3, respectively	(974)	–	(974)	(7)
Foreign currency translation adjustments	5,408	1,174	34	12,875

Total other comprehensive income (loss)	$9,260	$(637)	$(4,007)	$11,364

Total comprehensive income	$106,513	$75,951	$117,471	$106,320

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(10) NET INCOME PER SHARE

The following summarizes the computations of Basic Earnings Per Share (“EPS”) and Diluted EPS. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. Effective August 2, 2004, each outstanding share of Class A common stock was reclassified as one share of common stock and prior year Class A common stock has been reclassified to reflect these amendments. See Note 1 in the Notes to Condensed Consolidated Financial Statements for more details.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share amounts):	2004	2003	2004	2003
Net income	$97,253	$76,588	$121,478	$94,956

Weighted-average common stock outstanding – basic	304,076	294,836	303,127	292,263
Dilutive stock equivalents	11,973	12,943	12,651	11,750

Weighted-average common stock outstanding – diluted	316,049	307,779	315,778	304,013

Net earnings per share:
Basic	$0.32	$0.26	$0.40	$0.32
Diluted	$0.31	$0.25	$0.38	$0.31

Excluded from the above computation of weighted-average common shares for Diluted EPS for the three and six months ended September 30, 2004 were options to purchase 899,000 and 537,000 shares of common stock, respectively, as the options’ exercise price was greater than the average market price of the common shares. The weighted-average exercise price of these options was $51.77 and $52.17 per share, respectively.

Excluded from the above computation of weighted-average common shares for Diluted EPS for the three and six months ended September 30, 2003 were options to purchase 339,000 and 574,000 shares of common stock, respectively, as the options’ exercise price was greater than the average market price of the common shares. The weighted-average exercise price of these options was $44.49 and $40.78 per share, respectively.

(11) RELATED PARTY TRANSACTION

On June 24, 2002, we hired Warren Jenson and agreed to loan him $4,000,000, to be forgiven over four years based on his continuing employment. The loan does not bear interest. On June 24, 2004, pursuant to the terms of the loan agreement, we forgave two million dollars of the loan and provided Mr. Jenson approximately $1.6 million to offset the tax implications of the forgiveness. As of September 30, 2004, the remaining outstanding loan balance was $2,000,000, which will be forgiven on June 24, 2006, provided that Mr. Jenson has not voluntarily resigned his employment with us or been terminated for cause prior to that time. No additional funds will be provided to offset the tax implications of the forgiveness of the remaining two million dollars.

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

Information about our total net revenue by product line for the three and six months ended September 30, 2004 and 2003 is presented below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
PlayStation 2	$311,839	$221,180	$473,815	$339,549
PC	140,702	93,022	207,453	173,360
Xbox	141,936	68,691	199,146	100,212
Nintendo GameCube	38,181	24,553	64,605	45,707
Game Boy Advance	10,081	3,809	28,069	6,168
Subscription Services	12,554	11,124	24,994	24,755

EA Studio Net Product Revenue	655,293	422,379	998,082	689,751
Co-publishing and Distribution	48,913	92,512	116,105	164,059
Advertising, Programming, Licensing and Other	11,522	15,114	33,182	29,576

Total Net Revenue	$715,728	$530,005	$1,147,369	$883,386

Information about our operations in North America and in international regions for the three and six months ended September 30, 2004 and 2003 is presented below (in thousands):

			Asia
			Pacific
	North		(excluding
	America	Europe	Japan)	Japan	Total
Three months ended September 30, 2004
Net revenue from unaffiliated customers	$472,838	$209,639	$21,352	$11,899	$715,728
Interest income, net	7,348	1,853	61	–	9,262
Depreciation and amortization	11,343	5,083	272	262	16,960
Total assets	2,764,922	866,886	41,727	29,120	3,702,655
Capital expenditures	13,466	4,996	549	219	19,230
Long-lived assets	263,197	137,950	2,748	3,453	407,348
Three months ended September 30, 2003
Net revenue from unaffiliated customers	$358,184	$145,002	$17,617	$9,202	$530,005
Interest income, net	5,949	689	27	–	6,665
Depreciation and amortization	11,138	6,087	241	158	17,624
Total assets	2,051,368	573,289	29,908	25,666	2,680,231
Capital expenditures	12,610	3,621	324	(52)	16,503
Long-lived assets	240,050	137,157	2,244	2,288	381,739

			Asia
			Pacific
	North		(excluding
	America	Europe	Japan)	Japan	Total
Six months ended September 30, 2004
Net revenue from unaffiliated customers	$683,989	$399,643	$38,952	$24,785	$1,147,369
Interest income, net	14,247	2,889	116	–	17,252
Depreciation and amortization	20,580	11,545	533	509	33,167
Capital expenditures	34,893	9,255	931	260	45,339
Six months ended September 30, 2003
Net revenue from unaffiliated customers	$557,025	$272,928	$32,088	$21,345	$883,386
Interest income, net	12,137	1,660	64	–	13,861
Depreciation and amortization	20,226	9,831	477	313	30,847
Capital expenditures	22,268	5,804	607	11	28,690

Our direct sales to Wal-Mart Stores, Inc. represented approximately 15 and 14 percent of total net revenue for the three and six months ended September 30, 2004, respectively, and approximately 15 and 14 percent of total net revenue for the three and six months ended September 30, 2003, respectively.

(13) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In September 2004, the FASB issued a proposed Staff Position (“FSP”) EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1”. The proposed FSP will provide measurement and recognition guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads. The FSP has delayed the effective date until such time that they issue the final standard. Management has not determined what impact the adoption of the measurement and recognition guidance in EITF Issue No. 03-1 will have on our financial statements.

(14) SUBSEQUENT EVENTS

In October 2004, Congress enacted, and the President signed into law, the American Jobs Creation Act of 2004 which provides for a reduced rate of tax on certain repatriations of accumulated foreign earnings. While we currently intend to indefinitely reinvest our accumulated foreign earnings outside the U.S., management is studying the new law and has not determined what impact the repatriation of our accumulated foreign earnings would have on our effective income tax rate or our financial statements were we to change our intention.

On October 18, 2004, our Board of Directors authorized a program to repurchase up to an aggregate of $750.0 million of shares of our common stock. Pursuant to the authorization, we may repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions over the course of a twelve-month period.

On October 19, 2004, we completed our acquisition of Criterion Software Group Ltd., an indirect wholly-owned subsidiary of Canon Inc., for an approximate purchase price of $57 million plus the assumption of outstanding stock options under certain stock option plans. Based in the United Kingdom, Criterion Software Group Ltd. is a developer of video games and a provider of middleware solutions for the game development and publishing industry. While we are in the process of allocating the purchase price to the various assets and liabilities we have acquired or assumed, we anticipate recognizing pre-tax acquisition-related charges of between $10 million and $15 million during the third quarter of fiscal 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Electronic Arts, Inc.:

We have reviewed the condensed consolidated balance sheet of Electronic Arts, Inc. and subsidiaries (the Company) as of September 30, 2004, the related condensed consolidated statements of operations for the three and six-month periods ended September 30, 2004 and 2003, and the related condensed consolidated statements of cash flows for the six-month periods ended September 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts, Inc. and subsidiaries as of March 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated April 28, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

San Francisco, California
October 19, 2004

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

OVERVIEW

The following overview is a top-level discussion of our operating results and the primary trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the quarter ended September 30, 2004, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” or the condensed consolidated financial statements and related notes. Additional information can be found within the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 as filed with the SEC on June 4, 2004 and in other documents we have filed with the SEC.

About Electronic Arts

Electronic Arts develops, markets, publishes and distributes interactive software games that are playable by consumers on home videogame machines (such as the Sony PlayStation®2, Microsoft Xbox® and Nintendo GameCubeTM consoles), personal computers (PC), hand-held game machines (such as the Game Boy® Advance) and online, over the Internet and other proprietary online networks. Many of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and many of our games are based on intellectual property that is wholly-owned by us (e.g., The SimsTM and Medal of HonorTM). Our goal is to develop titles which appeal to the mass market and as a result, we develop, market, publish and distribute our games in over 100 countries, often translating and localizing them for sale in non-English-speaking countries. Our goal is to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this are our annual iterations of our sports-based franchises (e.g., NCAA Football and FIFA Soccer), titles based on long-lived movie properties (e.g., James BondTM) and wholly-owned properties that can be successfully sequeled (e.g., SimCityTM).

Overview of Financial Results

Total net revenue for the three months ended September 30, 2004 was $716 million, up 35 percent, as compared to the three months ended September 30, 2003. Sales were driven by Madden NFL 2005, The Sims™ 2, BurnoutTM 3: Takedown™ and NCAA® Football 2005 – each reaching platinum status (over one million copies sold) in the quarter.

Net income for the three months ended September 30, 2004 was $97 million, a 27 percent increase as compared to the three months ended September 30, 2003 and diluted earnings per share were $0.31 as compared with $0.25 for the prior year.

We generated $23 million of cash in operations during the six months ended September 30, 2004 as compared to $28 million in the six months ended September 30, 2003. The decrease in cash flow was primarily the result of tax payments made during the six months ended September 30, 2004, partially offset by an increase in net income during the same period.

Management’s Overview of Historical and Prospective Business Trends

Sales of “Hit” Titles. During fiscal 2004, sales of a number of “hit” titles contributed to our revenue growth, several of which were top sellers across a number of international markets. Continuing this trend, our top-five-selling titles across all platforms worldwide during the three months ended September 30, 2004 were the franchise titles Madden NFL 2005, The Sims 2, NCAA Football 2005, Burnout 3:Takedown and Def Jam® Fight for NYTM . Hit titles are important to our financial performance because they benefit from overall economies of scale. We have developed, and it is our objective to continue to develop, many of our hit titles to become franchise titles that can be regularly iterated.

Increased Console Installed Base. As consumers purchase the current generation of consoles, either as a first-time buyer or by upgrading from a previous generation, this increases the console installed base. As the installed base for a particular console increases, we are generally able to increase our unit volume; however, these unit volumes often begin to decrease as consumers anticipate the next generation of consoles. In the U.S. and Europe, we believe the installed base for the current generation of consoles – the PlayStation 2, Xbox and Nintendo GameCube – increased significantly during the three and six months ended September 30, 2004 as compared to the three and six months ended September 30, 2003. In March 2004, Microsoft reduced the retail price of its Xbox console in the U.S. and in May 2004 Sony did the same with its PlayStation 2 console. In August 2004, both companies also reduced their console retail price in Europe. As price reductions drive sales of consoles and the related installed base of these current generation consoles increases during fiscal 2005, we expect unit sales of current generation titles to remain strong. Accordingly, we believe the significant increase in the installed base for these consoles was a contributing factor to our total net revenue growth during the three and six months ended September 30, 2004.

Software Prices. As current-generation console prices decrease, we expect more value-oriented consumers to become part of the interactive entertainment software market. We experienced this trend several years ago when prices were reduced on previous-generation consoles (e.g., Sony PlayStation and Nintendo 64). We believe that most hit titles will continue to be launched at premium price points and will maintain those premium price points longer than less popular games. However, as a result of a more value-oriented consumer base, and a greater number of software titles being published, we expect average software prices to gradually decline, which may have a negative impact on our gross margin.

International Sales Growth. During the first six months of fiscal 2005, net revenue from international sales accounted for approximately 40 percent of our total net revenue, up from 37 percent during the first six months of fiscal 2004. Our second quarter increase in international net revenue was primarily driven by increased sales in Europe, where UEFA Euro 2004 benefited from being released in conjunction with the UEFA Euro 2004 football (soccer) tournament. For the remainder of fiscal 2005, we anticipate that international net revenue will continue to increase – although not at the same rate as in fiscal 2004 – as we strengthen our presence in new territories (particularly in Asia) and as the console installed base expands outside of North America.

Foreign Exchange Impact. Given that a significant portion of our business is conducted internationally in foreign currency, fluctuations in currency prices can have a material impact on our results of operations. For example, the average exchange rate for the Euro, as compared to the U.S. dollar, increased from $1.13 per Euro during the three months ended September 30, 2003 to $1.22 per Euro during the three months ended September 30, 2004. As a result of the fluctuations in currency prices, we had a total foreign exchange benefit on total net revenue of approximately $23 million during the three months ended September 30, 2004. Although we intend to continue to utilize foreign exchange forward and option contracts to either mitigate or hedge against some foreign currency exposures, we cannot predict the effect foreign currency fluctuations will have on us in fiscal 2005.

Increasing Cost of Titles. Hit titles have become increasingly more expensive to produce and market as the platforms on which they are played continue to advance technologically and consumers demand continual improvements in the overall game play experience. We expect this trend to continue as (1) we require larger production teams to create our titles, (2) the technology needed to develop titles becomes more complex, (3) the number and nature of the platforms for which we develop titles increases and becomes more diverse, (4) the cost of licensing the third-party intellectual property we use in many of our titles potentially increases, (5) we continue to develop additional Internet capabilities included in our products, and (6) we develop new methods to distribute our content via the Internet.

Expansion of Studio Resources and Technology. During fiscal 2004, as part of our effort to more efficiently utilize our resources and technology, we expanded our studio facilities in Los Angeles and Vancouver, allowing us to consolidate several smaller studios and resources. In fiscal 2005, we expect to devote significant resources primarily to the expansion of our studios in North America and Europe. As we move through the life cycle of current generation consoles, we will devote increased resources to developing selected current generation titles and increase spending associated with tools and technologies for the next generation of platforms and technology. We also expect our studio expansions to enable us to support these investments and allow us to develop new titles. We expect these activities to increase our research and development expenses and decrease our third-party development costs, both as a percentage of total net revenue.

Increased Presence in China and Japan. We believe that in order to succeed in China and Japan, it is important to develop content locally for each market. As such, we expect to devote significant resources to hire local development talent and expand our infrastructure in each market, most notably, the expansion and creation of studio facilities in those countries. In addition, we anticipate establishing online game marketing, publishing and distribution functions in China. As part of this strategy, we may seek to partner with established local companies through acquisitions, joint ventures or other similar arrangements.

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

We estimate potential future product returns, price protection and stock-balancing programs related to current-period product revenue. We analyze historical returns, current sell-through of distributor and retailer inventory of our products, current trends in the videogame market and the overall economy, changes in customer demand and acceptance of our products and other related factors when evaluating the adequacy of the sales returns and price protection allowances. In addition, management monitors the volume of our sales to retailers and distributors and their inventories, as substantial overstocking in the distribution channel can result in high returns or substantial price protection requirements in subsequent periods. In the past, actual returns and price protection have not generally exceeded our reserves. However, actual returns and price protections may materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of product returns and/or price protection for our products may increase as the PlayStation 2, Xbox and Nintendo GameCube consoles pass the midpoint of their lifecycle and an increasing number and aggregate amount of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates changed, our returns and price protection reserves would change, which would impact the total net revenue we report. For example, if actual returns and/or price protection were significantly greater than the reserves we have established, our actual results would decrease our reported total net revenue. Conversely, if actual returns and/or price protection were significantly less than our reserves, this would increase our reported total net revenue.

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

Minimum guaranteed royalty obligations are initially recorded as an asset and as a liability at the contractual amount when no significant performance remains with the licensor. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid rather than upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of September 30, 2004 and March 31, 2004, approximately $49.1 million and $63.4 million, respectively, of minimum guaranteed royalty obligations had been recognized.

Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. As of September 30, 2004, we had $74.9 million of royalty-based assets and $69.1 million of unrecognized minimum commitments not yet paid that could be impaired if our revenue estimates change.

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

Under current accounting standards, we make judgments about the remaining useful lives of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate a potential impairment in the remaining value of the assets recorded on our consolidated balance sheet. In order to determine if a potential impairment has occurred, management makes various assumptions about the future value of the asset by evaluating future business prospects and estimated cash flows. Our future net cash flows are primarily dependent on the sale of products for play on proprietary videogame consoles, hand-held game machines and PCs (“platforms”). The success of our products is affected by our ability to accurately predict which platforms and which products we develop will be successful. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Due to product sales shortfalls, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge being recorded in the future. There were no impairment charges recorded in the three and six months ended September 30, 2004 or September 30, 2003.

Income taxes

In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. We are also required to make the determinations of the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction.

In addition, changes in our business, including acquisitions, changes in the geographic location of business functions, changes in the geographic mix of income, as well as changes in valuation allowances, the applicable accounting rules, the applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate and result in a variance between the projected effective tax rate for any quarters and final effective tax rate for the fiscal year. For example, in the fourth quarter of fiscal 2004, we resolved certain tax-related matters with the Internal Revenue Service, which lowered our income tax expense by $19.7 million and resulted in a 2.5 percent rate reduction during the fourth quarter of fiscal 2004. By contrast, an adverse development in an audit, applicable law, or a new election that we may make under the U.S. income tax rules regarding the allocation between U.S. and foreign jurisdictions tax deductions attributable to employee stock option compensation, could, for example, result in an increase in our tax expense.

To determine our projected effective income tax rate each quarter prior to the end of a fiscal year, we are required to make a projection of several items, including our projected mix of full-year income in each jurisdiction in which we operate and the related income tax expense in each jurisdiction. The estimated effective income tax rate is also adjusted for taxes related to significant unusual items. The actual results could vary from those projected, and as such, the overall effective income tax rate for a fiscal year could be different from that previously projected for the full year.

RESULTS OF OPERATIONS

Our fiscal year is reported on a 52/53-week period that ends on the final Saturday of March in each year. The results of operations for fiscal 2005 and 2004 contain 52 weeks. The results of operations for the fiscal quarters ended September 30, 2004 and September 30, 2003 each contain 13 weeks ending on September 25, 2004 and September 27, 2003, respectively. For simplicity of presentation, all fiscal periods are reported as ending on a calendar month end. On October 28, 2004, our Board of Directors approved a change in our fiscal year, such that beginning in fiscal 2006, we will end our fiscal year on the Saturday nearest March 31. This will result in fiscal 2006 being reported as a 53 week year with the first quarter containing 14 weeks instead of 13 weeks.

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

From a geographical perspective, our total net revenue for the three and six months ended September 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended September 30,					%
	2004		2003		Increase	Change
North America	$472,838	66.1%	$358,184	67.6%	$114,654	32.0%

Europe	209,639	29.3%	145,002	27.4%	64,637	44.6%
Asia Pacific	21,352	3.0%	17,617	3.3%	3,735	21.2%
Japan	11,899	1.6%	9,202	1.7%	2,697	29.3%

International	242,890	33.9%	171,821	32.4%	71,069	41.4%

Total Net Revenue	$715,728	100.0%	$530,005	100.0%	$185,723	35.0%

	Six Months Ended September 30,					%
	2004		2003		Increase	Change
North America	$683,989	59.6%	$557,025	63.1%	$126,964	22.8%

Europe	399,643	34.8%	272,928	30.9%	126,715	46.4%
Asia Pacific	38,952	3.4%	32,088	3.6%	6,864	21.4%
Japan	24,785	2.2%	21,345	2.4%	3,440	16.1%

International	463,380	40.4%	326,361	36.9%	137,019	42.0%

Total Net Revenue	$1,147,369	100.0%	$883,386	100.0%	$263,983	29.9%

North America

For the three months ended September 30, 2004, net revenue in North America increased by 32.0 percent as compared to the three months ended September 30, 2003. From a franchise perspective, the net revenue increase was primarily driven by higher sales of products in the following franchises: Def Jam, Madden, The Sims, Burnout and NCAA Football. Increased sales in these franchises resulted in increased net revenue of $119.8 million for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase was offset by an $11.7 million decrease in our SimCity and Battlefield franchises during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

For the six months ended September 30, 2004, net revenue in North America increased by 22.8 percent as compared to the six months ended September 30, 2003. From a franchise perspective, the net revenue increase was primarily driven by higher sales of products in the following franchises: Fight Night, Harry Potter, Madden, Burnout, Need for Speed, The Sims and MVP Baseball. Increased sales in these franchises resulted in increased net revenue of $174.0 million for the six months ended September 30, 2004 as compared to the six months ended September 30, 2003. This increase was offset by a $47.6 million decrease in our NBA STREET franchise during the six months ended September 30, 2004 as compared to the six months ended September 30, 2003.

Europe

For the three months ended September 30, 2004, net revenue in Europe increased by 44.6 percent as compared to the three months ended September 30, 2003. We estimate foreign exchange rates (primarily the Euro and the British pound sterling) strengthened reported European net revenue by approximately $21 million, or 14 percent, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. From a franchise perspective, the net revenue increase was primarily due to (1) higher sales of The Sims franchise, (2) sales from our Burnout franchise and (3) sales of Catwoman, which was released in conjunction with the movie of the same title during the three months ended September 30, 2004. Titles from these franchises were released in the three months ended September 30, 2004 with no corresponding release in fiscal 2004. Together, the three items noted above increased net revenue by $93.3 million during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase was partially offset by lower sales of Soul Calibur II and Freedom Fighters, which reduced net revenue by $27.4 million in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

For the six months ended September 30, 2004, net revenue in Europe increased by 46.4 percent as compared to the six months ended September 30, 2003. We estimate foreign exchange rates (primarily the Euro and the British pound sterling) strengthened reported European net revenue by approximately $32 million, or 12 percent, for the six months ended September 30, 2004 as compared to the six months ended September 30, 2003. From a franchise perspective, the net revenue increase was primarily due to (1) higher sales of the Harry Potter franchise as Harry Potter and the Prisoner of Azkaban was released in conjunction with the blockbuster movie of the same title during the six months ended September 30, 2004, (2) sales of the Burnout franchise, (3) sales of the UEFA Euro franchise as UEFA Euro 2004 was released during the six months ended September 30, 2004 in conjunction with the UEFA Euro 2004 football tournament held in Europe, and (4) higher sales of The Sims franchise. Titles from these franchises were released in the six months ended September 30, 2004 with no corresponding release in fiscal 2004. Together, the four items noted above increased net revenue by $145.5 million during the six months ended September 30, 2004 as compared to the six months ended September 30, 2003. This increase was partially offset by lower sales of Soul Calibur II and Freedom Fighters, which reduced net revenue by $25.1 million in the six months ended September 30, 2004 as compared to the six months ended September 30, 2003.

Asia Pacific

For the three months ended September 30, 2004, net revenue from sales in the Asia Pacific region, excluding Japan, increased by 21.2 percent as compared to the three months ended September 30, 2003. The growth in net revenue was primarily due to higher sales of The Sims and Burnout franchises, as discussed above, partially offset by lower sales in our Rugby franchise. We estimate foreign exchange rates strengthened reported Asia Pacific net revenue by approximately $1 million, or 8 percent, for the three months ended September 30, 2004.

For the six months ended September 30, 2004, net revenue from sales in the Asia Pacific region, excluding Japan, increased by 21.4 percent as compared to the six months ended September 30, 2003. The growth in net revenue was primarily due to higher sales in the Need for Speed, Harry Potter and The Sims franchises, partially offset by lower sales in our Rugby and Command and Conquer franchises. We estimate foreign exchange rates strengthened reported Asia Pacific net revenue by approximately $3 million, or 9 percent, for the six months ended September 30, 2004.

Japan

For the three months ended September 30, 2004, net revenue from sales in Japan increased by 29.3 percent as compared to the three months ended September 30, 2003 primarily due to sales of Gundam GNO 2, Monocrome (Limited), the Need for Speed franchise and Blood Rayne, partially offset by lower sales of the F1 franchise. In addition, we estimate foreign exchange rates strengthened reported Japan net revenue by approximately $1 million, or 9 percent, for the three months ended September 30, 2004.

For the six months ended September 30, 2004, net revenue from sales in Japan increased by 16.1 percent as compared to the six months ended September 30, 2003 primarily due to higher sales of the Harry Potter franchise, Memories Off – Soreka and Gundam GNO 2, partially offset by lower sales of MAX Payne and the MVP Baseball franchise. In addition, we estimate foreign exchange rates strengthened reported Japan net revenue by approximately $2 million, or 8 percent, for the six months ended September 30, 2004.

Our total net revenue by product line for the three and six months ended September 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended September 30,				Increase/	%
	2004		2003		(Decrease)	Change
PlayStation 2	$311,839	43.6%	$221,180	41.7%	$90,659	41.0%
PC	140,702	19.7%	93,022	17.6%	47,680	51.3%
Xbox	141,936	19.8%	68,691	13.0%	73,245	106.6%
Nintendo GameCube	38,181	5.3%	24,553	4.6%	13,628	55.5%
Game Boy Advance	10,081	1.4%	3,809	0.7%	6,272	164.7%
Subscription Services	12,554	1.8%	11,124	2.1%	1,430	12.9%

EA Studio Net Product Revenue	655,293	91.6%	422,379	79.7%	232,914	55.1%
Co-publishing and Distribution	48,913	6.8%	92,512	17.5%	(43,599)	(47.1%)
Advertising, Programming, Licensing, and Other	11,522	1.6%	15,114	2.8%	(3,592)	(23.8%)

Total Net Revenue	$715,728	100.0%	$530,005	100.0%	$185,723	35.0%

	Six Months Ended September 30,				Increase/	%
	2004		2003		(Decrease)	Change
PlayStation 2	$473,815	41.3%	$339,549	38.4%	$134,266	39.5%
PC	207,453	18.1%	173,360	19.6%	34,093	19.7%
Xbox	199,146	17.4%	100,212	11.4%	98,934	98.7%
Nintendo GameCube	64,605	5.6%	45,707	5.2%	18,898	41.3%
Game Boy Advance	28,069	2.4%	6,168	0.7%	21,901	355.1%
Subscription Services	24,994	2.2%	24,755	2.8%	239	1.0%

EA Studio Net Product Revenue	998,082	87.0%	689,751	78.1%	308,331	44.7%
Co-publishing and Distribution	116,105	10.1%	164,059	18.6%	(47,954)	(29.2%)
Advertising, Programming, Licensing, and Other	33,182	2.9%	29,576	3.3%	3,606	12.2%

Total Net Revenue	$1,147,369	100.0%	$883,386	100.0%	$263,983	29.9%

PlayStation 2

In the three and six months ended September 30, 2004, net revenue from PlayStation 2 products increased $90.7 million and $134.3 million, respectively, as compared to the corresponding periods in the prior year. As a percentage of total net revenue, sales of PlayStation 2 products increased by 1.9 percentage points and 2.9 percentage points in the three and six months ended September 30, 2004, respectively. The increase in net revenue was primarily due to growth in the installed base driven by Sony’s price reductions in the U.S. in May 2004 and in Europe in August 2004, and overall greater demand for our products. We released nine and twelve titles, respectively, on the PlayStation 2 platform during the three and six months ended September 30, 2004, as compared to six and nine titles, respectively, being released in the three and six months ended September 30, 2003.

PC

In the three and six months ended September 30, 2004, net revenue from PC-based products increased $47.7 million and $34.1 million, respectively, as compared to the corresponding periods in the prior year. As a percentage of total net revenue, sales of PC products increased by 2.1 percentage points and decreased by 1.5 percentage points, respectively, during the three and six months ended September 30, 2004. PC net revenue increased primarily due to higher sales in The Sims and Harry Potter franchises as discussed above, which were partially offset by lower sales in the Medal of Honor and Command and Conquer franchises. We released six and nine titles, respectively, for the PC during the three and six months ended September 30, 2004, as compared to ten and twelve titles, respectively, being released in the three and six months ended September 30, 2003.

Xbox

In the three and six months ended September 30, 2004, net revenue from Xbox products increased $73.2 million and $98.9 million, respectively, as compared to the corresponding periods in the prior year. As a percentage of total net revenue, sales of Xbox products increased by 6.8 percentage points and 6.0 percentage points, respectively, in the three and six months ended September 30, 2004. The increase in net revenue was primarily due to growth in the installed base driven by Microsoft’s price reductions in the U.S. in March 2004 and in Europe in August 2004, and overall greater demand for our products. We released eight and eleven titles, respectively, on the Xbox platform during the three and six months ended September 30, 2004, as compared to five and seven titles, respectively, being released in the three and six months ended September 30, 2003.

Nintendo GameCube

In the three and six months ended September 30, 2004, net revenue from Nintendo GameCube products increased $13.6 million and $18.9 million, respectively, as compared to the corresponding periods in the prior year. As a percentage of total net revenue, sales of Nintendo GameCube products increased by 0.7 percentage points and 0.4 percentage points, respectively, in the three and six months ended September 30, 2004. The increase in net revenue was primarily due to growth in the installed base of the Nintendo GameCube driven by Nintendo’s price reduction in the U.S. in September 2003. We released seven and eight titles, respectively, on the Nintendo GameCube platform during the three and six months ended September 30, 2004, as compared to four and seven titles, respectively, being released in the three and six months ended September 30, 2003.

Game Boy Advance

In the three and six months ended September 30, 2004, net revenue from Game Boy Advance products increased $6.3 million and $21.9 million, respectively, as compared to the corresponding periods in the prior year, primarily due to sales in the Harry Potter franchise.

Co-Publishing and Distribution

In the three and six months ended September 30, 2004, net revenue from co-publishing and distribution products decreased $43.6 million and $48.0 million, respectively, as compared to the corresponding periods in the prior year. The decrease was primarily due to no co-publishing and distribution titles being released during the three months ended September 30, 2004 and two co-publishing and distribution titles being released during the six months ended September 30, 2004 as compared to six co-publishing and distribution titles being released during the three and six months ended September 30, 2003.

Advertising, Programming, Licensing and Other

In the three months ended September 30, 2004, net revenue from advertising, programming, licensing and other products decreased from $15.1 million to $11.5 million as compared to the three months ended September 30, 2003. The decrease was primarily due to lower net revenue from the Sony PlayStation platform, partially offset by an increase in advertising net revenue.

In the six months ended September 30, 2004, net revenue from advertising, programming, licensing and other products increased from $29.6 million to $33.2 million as compared to the six months ended September 30, 2003. The increase was primarily due to license revenue related to the Nokia N-Gage in the six months ended September 30, 2004, partially offset by a decrease in net revenue from the Sony PlayStation platform.

Cost of Goods Sold

Cost of goods sold for our disk-based and cartridge-based products consists of (1) product costs, (2) certain royalty expenses for celebrities, professional sports and other organizations and independent software developers, (3) manufacturing royalties, net of volume discounts, (4) expenses for defective products, (5) write-off of post-launch prepaid royalty costs, and (6) operations expenses. Cost of goods sold for our online product subscription business consists primarily of data center and bandwidth costs associated with hosting our websites, credit card fees and royalties for use of third-party properties. Cost of goods sold for our website advertising business primarily consists of ad serving costs.

Costs of goods sold for the three and six months ended September 30, 2004 and 2003 were as follows (in thousands):

	September 30,	% of Net	September 30,	% of Net
	2004	Revenue	2003	Revenue	% Change

Three months ended	$283,911	39.7%	$213,762	40.3%	32.8%

Six months ended	$460,666	40.1%	$363,725	41.2%	26.7%

In the three months ended September 30, 2004, cost of goods sold as a percentage of total net revenue decreased by 0.6 percentage points to 39.7 percent from 40.3 percent for the three months ended September 30, 2003. This was primarily due to a 2.7 percent decrease in royalty costs offset by increases in inventory-related costs, online and warranty costs, all as a percentage of total net revenue. We also experienced a higher average selling price driven by the release of The Sims 2 on the PC platform.

The 2.7 percent decrease in royalty costs was primarily the result of:

•	Lower co-publishing and distribution royalties as a percentage of total net revenue due to the lower mix of co-publishing and distribution net revenue during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. We estimate that lower co-publishing and distribution royalties as a percentage of total net revenue increased gross margin by 3.9 percentage points.
•	Partially offset by higher third-party development royalties as a percentage of total net revenue primarily due to development royalties incurred from sales of Burnout 3: Takedown with no comparable title in the three months ended September 30, 2003. We estimate that higher development royalties as a percentage of total net revenue decreased gross margin by 1.3 percentage points.

The decrease in cost of goods sold was partially offset by the following:

•	A 1.2 percent increase in inventory-related costs, which was partially the result of higher inventory management costs associated with the recall of the PlayStation 2 Tiger Woods PGA Tour 2005 game in Europe.
•	A 0.9 percent increase in warranty costs and online costs, which was primarily the result of an increase in warranty usage and higher online costs.

In the six months ended September 30, 2004, cost of goods sold as a percentage of total net revenue decreased by 1.1 percentage points to 40.1 percent from 41.2 percent for the six months ended September 30, 2003. This decrease was primarily due to a 3.5 percent decrease in royalty costs offset by increases in inventory-related costs, online and warranty costs, all as a percentage of total net revenue.

The 3.5 percent decrease in royalty costs was primarily the result of:

•	Lower co-publishing and distribution royalties as a percentage of total net revenue due to the lower mix of co-publishing and distribution net revenue during the six months ended September 30, 2004 as compared to the six months ended September 30, 2003. We estimate that lower co-publishing and distribution royalties as a percentage of total net revenue increased gross margin by 3.2 percentage points.
•	Lower third-party development royalties as a percentage of total net revenue primarily due to a higher mix of titles internally developed in the six months ended September 30, 2004 offset by higher license royalty rates as a percentage of total net revenue. We estimate that the lower development royalties offset by the higher license royalties as a percentage of total net revenue increased gross margin by 0.3 percentage points.

The decrease in cost of goods sold was partially offset by:

•	A 1.8 percent increase in inventory-related costs, which was partially the result of higher inventory management costs associated with the recall of the PlayStation 2 Tiger Woods PGA Tour 2005 in Europe.
•	A 0.6 percent increase in warranty and online costs, due to increased warranty usage and higher online costs.

Cost of goods sold as a percentage of total net revenue may increase in fiscal 2005 as compared to fiscal 2004 as a result of (1) a gradual decrease in average selling prices as current-generation platforms mature and our industry transitions to next-generation technology, (2) overall product mix, and (3) higher inventory-related costs offset by lower co-publishing and distribution royalties, both as a percentage of total net revenue.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs and advertising, marketing and promotional expenses, net of advertising expense reimbursements from third parties.

Marketing and sales expenses for the three and six months ended September 30, 2004 and 2003 were as follows (in thousands):

	September 30,	% of Net	September 30,	% of Net
	2004	Revenue	2003	Revenue	$ Change	% Change

Three months ended	$107,518	15.0%	$64,041	12.1%	$43,477	67.9%

Six months ended	$170,738	14.9%	$123,125	13.9%	$47,613	38.7%

Marketing and sales expenses increased by 67.9 percent and 38.7 percent, for the three and six months ended September 30, 2004, respectively, as compared to the three and six months ended September 30, 2003, primarily due to:

•	An increase in our marketing, advertising, contract services and promotional expenses as we incrementally increased our advertising campaigns in Europe, and to a lesser extent in North America, to support the release of our new titles during the quarter, which included Sims 2, Burnout 3: Takedown, Catwoman and Def Jam Fight For NY and increased pre-launch spending to support Madden NFL 2005 and NCAA Football 2005, on multiple platforms – $37.5 million in the three months ended September 30, 2004; $37.6 million in the six months ended September 30, 2004.
•	An increase in personnel-related costs due to an increase in headcount – $4.4 million in the three months ended September 30, 2004; $7.0 million in the six months ended September 30, 2004 and an increase in facilities-related expenses – $1.6 million in the three months ended September 30, 2004; $3.0 million in the six months ended September 30, 2004, both to help support the growth of our marketing and sales functions worldwide.

As a percentage of total net revenue, marketing and sales expenses increased for both the three and six months ended September 30, 2004 as compared to the three and six months ended September 30, 2003.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, and allowances for bad debts.

General and administrative expenses for the three and six months ended September 30, 2004 and 2003 were as follows (in thousands):

	September 30,	% of Net	September 30,	% of Net
	2004	Revenue	2003	Revenue	$ Change	% Change

Three months ended	$42,043	5.9%	$36,032	6.8%	$6,011	16.7%

Six months ended	$77,097	6.7%	$66,792	7.6%	$10,305	15.4%

For the three and six months ended September 30, 2004, general and administrative expenses increased by 16.7 percent and 15.4 percent, respectively, as compared to the three and six months ended September 30, 2003 primarily due to:

•	An increase in professional and contracted services to support various corporate initiatives – $6.0 million in the three months ended September 30, 2004; $9.9 million in the six months ended September 30, 2004.

The increases discussed above were partially offset in the six months ended September 30, 2004 by a gain of $2.4 million on the sale of our property in Austin, Texas.

As a percentage of total net revenue, general and administrative expenses declined for both the three and six months ended September 30, 2004 as compared to the three and six months ended September 30, 2003.

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

Research and development expenses for the three and six months ended September 30, 2004 and 2003 were as follows (in thousands):

	September 30,	% of Net	September 30,	% of Net
	2004	Revenue	2003	Revenue	$ Change	% Change

Three months ended	$156,839	21.9%	$113,493	21.4%	$43,346	38.2%

Six months ended	$287,481	25.1%	$204,615	23.2%	$82,866	40.5%

For the three and six months ended September 30, 2004, research and development expenses increased by 38.2 percent and 40.5 percent, respectively, as compared to the three and six months ended September 30, 2003 primarily due to:

•	An increase in personnel-related costs due to an increase in employee headcount in our North American studios – $29.6 million in the three months ended September 30, 2004; $51.2 million in the six months ended September 30, 2004.
•	An overall increase in external development expenses primarily related to the development of new products with our co-publishing partners – $8.6 million in the three months ended September 30, 2004; $22.9 million in the six months ended September 30, 2004.
•	An increase in facilities-related expenses to support our studio expansions in North America and Japan – $5.2 million in the three months ended September 30, 2004; $7.9 million in the six months ended September 30, 2004.

As a percentage of total net revenue, research and development expenses increased during the three and six months ended September 30, 2004 as compared to the three and six months ended September 30, 2003, as we continued to support the global growth of our research and development capabilities. We expect increased research and development spending to continue in fiscal 2005 as we continue to invest in next-generation tools and technologies, products for new platforms, and, to a lesser extent, as we increase spending on titles for the PC and current-generation console products.

Interest and Other Income, Net

Interest and other income, net, for the three and six months ended September 30, 2004 and 2003 were as follows (in thousands):

	September 30,	% of Net	September 30,	% of Net
	2004	Revenue	2003	Revenue	$ Change	% Change

Three months ended	$12,183	1.7%	$9,130	1.7%	$3,053	33.4%

Six months ended	$21,342	1.9%	$13,979	1.6%	$7,363	52.7%

Interest and other income, net, during the three and six months ended September 30, 2004 increased from the three and six months ended September 30, 2003 primarily due to:

•	An increase of $4.8 million due to a gain of $4.2 million on investments in the three and six months ended September 30, 2004 compared to a loss of $0.6 million in the three and six months ended September 30, 2003.

•	An increase in interest income as a result of higher average cash, cash equivalents and short-term investments balances in the current year – $2.9 million in the three months ended September 30, 2004; $3.7 million in the six months ended September 30, 2004.

The increases discussed above were partially offset by increases in the net losses from our foreign currency activities – $4.7 million in the three months ended September 30, 2004; $2.1 million in the six months ended September 30, 2004.

Income Taxes

Income taxes for the three and six months ended September 30, 2004 and 2003 were as follows (in thousands):

	September 30,	Effective	September 30,	Effective
	2004	Tax Rate	2003	Tax Rate	% Change

Three months ended	$39,724	29.0%	$34,409	31.0%	15.4%

Six months ended	$49,618	29.0%	$42,662	31.0%	16.3%

Our effective income tax rate reflects tax benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. Our effective income tax rate was 29 percent for the three and six months ended September 30, 2004 and 31 percent for the three and six months ended September 30, 2003. Our reduced effective income tax rate in the three and six months ended September 30, 2004 primarily reflects the projected geographic mix of taxable income subject to lower tax rates for fiscal 2005.

We intend to indefinitely reinvest our international earnings outside the U.S. and, accordingly, have not provided U.S. taxes that would be incurred if such earnings were repatriated back to the U.S.

We are currently projecting an effective income tax rate of approximately 29 percent for fiscal 2005; however, our actual effective income tax rates for fiscal 2005 and future periods can differ from this projected effective income tax rates due to a variety of factors.

Impact of Recently Issued Accounting Standards

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft on the Proposed Statement of Financial Accounting Standards, “Share-Based Payment – an amendment of FASB Statements No. 123 and 95”. The proposed statement addresses the accounting for share-based payment transactions with employees and other third-parties. The proposed standard would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and generally would require that such transactions be accounted for using a fair-value-based method. If the final standard is approved as currently drafted in the exposure draft, it would have a material impact on the amount of earnings we report beginning in the second quarter of fiscal 2006. We have not yet determined the impact that the proposed statement will have on our business.

In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In September 2004, the FASB issued a proposed Staff Position (“FSP”) EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1”. The proposed FSP will provide measurement and recognition guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads. The FSP has delayed the effective date until such time that they issue the final standard. Management has not determined what impact the adoption of the measurement and recognition guidance in EITF Issue No. 03-1 will have on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	As of September 30,
			Increase/
(In millions)	2004	2003	(Decrease)

Cash, cash equivalents and short-term investments	$2,490	$1,734	$756
Marketable equity securities	–	1	(1)

	$2,490	$1,735	$755

Percentage of total assets	67.2%	64.7%

	Six Months Ended
	September 30,	September 30,
(In millions)	2004	2003	Decrease

Cash provided by operating activities	$23	$28	$(5)
Cash used in investing activities	(873)	(745)	(128)
Cash provided by financing activities	86	137	(51)
Effect of foreign exchange on cash and cash equivalents	–	6	(6)

Net decrease in cash and cash equivalents	$(764)	$(574)	$(190)

Changes in Cash Flow
During the six months ended September 30, 2004, we generated $23.1 million of cash in operating activities as compared to $28.2 million for the six months ended September 30, 2003. The decrease in cash flow was primarily the result of tax payments made during the six months ended September 30, 2004, partially offset by an increase in net income during the same period. We expect to make payments of approximately $57 million related to our acquisition of Criterion Software Group Ltd. (an investing activity) during the third quarter of fiscal 2005; however, we expect to generate significant operating cash flow during the remainder of fiscal 2005. For the six months ended September 30, 2004, our primary use of cash in non-operating activities consisted of net purchases of $845.6 million in short-term investments and $45.3 million in capital expenditures, primarily related to the expansions of our Los Angeles and Vancouver studios as well as upgrades to our worldwide ERP systems. These non-operating expenditures were partially offset by $85.5 million in proceeds from the sale of our common stock through stock plans and $15.5 million in proceeds from the sale of property during the six months ended September 30, 2004. We anticipate making continued capital investments in our Vancouver studio during the remainder of fiscal 2005.

Receivables, net
Our gross accounts receivable balances were $502.0 million and $366.6 million as of September 30, 2004 and March 31, 2004, respectively. The increase in our accounts receivable balance was expected, due to our seasonal product release schedule. We typically experience our highest sales levels during our third quarter ending December 31st, as a result of holiday season sales and, accordingly, we expect our accounts receivable balance to increase during our third quarter. Reserves for sales returns, pricing allowances and doubtful accounts decreased from $154.7 million as of March 31, 2004 to $122.6 million as of September 30, 2004. Our reserves remained relatively constant as a percentage of trailing nine month total net revenue as of September 30, 2004. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, price protection and allowances.

Inventories
Inventories increased to $79.3 million as of September 30, 2004 from $55.1 million as of March 31, 2004 primarily due to the seasonality of our business as we build inventory levels to support holiday season sales in the third quarter. No single title represented more than $6.0 million of inventory as of September 30, 2004.

Other current assets
Other current assets decreased to $140.9 million as of September 30, 2004 from $161.9 million as of March 31, 2004 primarily due to the receipt of other non-trade receivables.

Accounts payable
Accounts payable increased to $172.0 million as of September 30, 2004 from $114.1 million as of March 31, 2004 primarily due to the higher cost of goods sold volume and the increased marketing and advertising spending we experienced in the second quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004.

Accrued and other liabilities
Our accrued and other liabilities decreased to $587.3 million as of September 30, 2004 from $630.1 million as of March 31, 2004, primarily as a result of the payment of our fiscal 2004 bonus accrual. We anticipate that our accrued and other liabilities balance will increase during our third quarter as we typically experience higher balances to support our operations during the holiday season.

Financial Condition
We believe the existing cash, cash equivalents, short-term investments, marketable equity securities and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, capital expenditures, our share repurchase program, and potential future acquisitions or strategic investments. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise. There can be no guarantee that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

A portion of our cash is generated from operations domiciled in foreign tax jurisdictions (approximately $505.5 million as of September 30, 2004) that is designated as indefinitely reinvested in the respective tax jurisdiction. While we have no plans to repatriate these funds to the United States in the short-term, if we were required to do so to fund our operations in the United States, we would accrue and pay additional taxes in connection with their repatriation.

On October 18, 2004, our Board of Directors authorized a program to repurchase up to an aggregate of $750 million of shares of our common stock. Pursuant to the authorization, we may repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions over the course of a twelve-month period.

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

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties including, but not limited to, those related to (1) customer demand and acceptance of our titles on new platforms and new versions of our titles on existing platforms, (2) our ability to collect our accounts receivable as they become due, (3) successfully achieving our product release schedules and attaining our forecasted sales objectives, (4) the impact of competition, (5) domestic and international economic conditions, (6) seasonality in operating results, (7) risks of product returns and the other risks described in the “Risk Factors” section below.

Contractual Obligations and Commercial Commitments

Letters of Credit
In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables of up to €8.0 million. The standby letter of credit expires in July 2005. As of September 30, 2004, we had €5.3 million payable to Nintendo of Europe covered by this standby letter of credit.

In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC as a replacement for our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to $1.1 million. The standby letter of credit expires in December 2006. As of September 30, 2004, we did not have a payable balance on this standby letter of credit.

Development, Celebrity, League and Content Licenses: Payments and Commitments
The products produced by our studios are designed and created by our employee designers, artists, software programmers and by non-employee software developers (“independent artists” or “third-party developers”). We typically advance development funds to the independent artists and third-party developers during development of our games, usually in installment payments made upon the completion of specified development milestones. Contractually, these payments are considered advances against subsequent royalties on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers. In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA and UEFA (professional soccer); NASCAR (stock car racing); John Madden (professional football); National Basketball Association (professional basketball); PGA TOUR (professional golf); Tiger Woods (professional golf); National Hockey League and NHLPA (professional hockey); Warner Bros. (Harry Potter, Catwoman and Superman); MGM/Danjaq (James Bond); New Line Productions (The Lord of the Rings); National Football League and Players Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); ISC (stock car racing); Major League Baseball Properties; MLB Players Association (professional baseball) and Island Def Jam (fighting). These developer and content license commitments represent the sum of (i) the cash payments due under non-royalty-bearing licenses and services agreements, and (ii) the minimum payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which, are conditional upon performance by the counterparty. These minimum guarantee payments and marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2004, and the effect we expect them to have on our liquidity and cash flow in future periods (in thousands):

	Contractual Obligations			Commercial Commitments
Fiscal Year		Developer/		Bank and	Letters
Ended		Licensee		Other	of
March 31,	Leases (1)	Commitments (2)	Marketing	Guarantees	Credit	Total

2005 (remaining six months)	$13,467	$31,302	$15,753	$1,973	$6,464	$68,959
2006	27,807	32,951	6,892	223	–	67,873
2007	22,524	15,470	3,586	223	–	41,803
2008	17,372	15,822	3,586	223	–	37,003
2009	13,217	10,755	3,586	222	–	27,780
Thereafter	40,875	11,899	3,587	222	–	56,583

Total	$135,262	$118,199	$36,990	$3,086	$6,464	$300,001

(1) See discussion on operating leases in the “Off-Balance Sheet Commitments” section below and Note 8 in the Notes to Condensed Consolidated Financial Statements, included in Item 1 hereof, for additional information.

(2) Developer/licensee commitments include $49.1 million of commitments to developers or licensers that have been included in our Condensed Consolidated Balance Sheet as of September 30, 2004 because the developer does not have any significant performance obligations to us. These commitments are included in both current and long-term assets and liabilities.

The lease commitments disclosed above exclude commitments included in our restructuring activities for contractual rental commitments of $26.0 million under real estate leases for unutilized office space, offset by $16.5 million of estimated future sub-lease income. These amounts were expensed in the periods of the related restructuring and are included in our accrued and other liabilities reported on our Condensed Consolidated Balance Sheet as of September 30, 2004. Please see Note 5 in the Notes to Condensed Consolidated Financial Statements, included in Item 1 hereof, for additional information.

Litigation
On July 29, 2004, a class action lawsuit, Kirschenbaum v. Electronic Arts Inc., was filed against us in Superior Court in San Mateo, California. The complaint alleges that we improperly classified “Image Production Employees” in California as exempt employees and seeks injunctive relief, unspecified monetary damages, interest and attorneys’ fees. We have not yet answered the complaint.

In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management, after review and consultation with counsel, considers that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.

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

Transactions with Related Parties

On June 24, 2002, we hired Warren Jenson and agreed to loan him $4,000,000, to be forgiven over four years based on his continuing employment. The loan does not bear interest. On June 24, 2004, pursuant to the terms of the loan agreement, we forgave two million dollars of the loan and provided Mr. Jenson approximately $1.6 million to offset the tax implications of the forgiveness. As of September 30, 2004, the remaining outstanding loan balance was $2,000,000, which will be forgiven on June 24, 2006, provided that Mr. Jenson has not voluntarily resigned his employment with us or been terminated for cause prior to that time. No additional funds will be provided to offset the tax implications of the forgiveness of the remaining two million dollars.

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

We believe the estimated fair values of both properties under these operating leases are in excess of their respective guaranteed residual values as of September 30, 2004.

For the two lease agreements with Keybank National Association, as described above, the lease rates are based upon the Commercial Paper Rate and require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of September 30, 2004.

			Actual as of
			September 30,
Financial Covenants		Requirement	2004
Consolidated Net Worth		$1,775 million	$2,906 million
Fixed Charge Coverage Ratio		3.00	25.12
Total Consolidated Debt to Capital		60%	7.9%
Quick Ratio -	Q1 & Q2	1.00	11.52
	Q3 & Q4	1.75	N/A

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

In June 2004, we entered into a lease agreement with an independent third party for a studio facility in Orlando, Florida, which will commence in January 2005 and expire in June 2010, with one five-year option to extend the lease term. The campus facilities comprise a total of 117,000 square feet, which we intend to use for research and development functions. We have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. Our rental obligation over the initial five-and-a-half year term of the lease is $13.2 million.

RISK FACTORS

Our business is subject to many risks and uncertainties, which may affect our future financial performance. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may harm our business and financial performance. If any of the events or circumstances described below occurs, our business and financial performance could be harmed, our actual results could differ materially from our expectations and the market value of our securities could decline.

Our industry is cyclical and if we experience a decline in sales as consumers anticipate next generation products, our operating results will suffer.

Our industry is cyclical. Videogame platforms have historically had a life cycle of four to six years. Over the course of the next few years, we expect Sony, Microsoft and Nintendo to introduce new videogame platforms into the market. As one group of platforms is reaching the end of its cycle and new platforms are emerging, sales of videogames for such consoles generally decline. For example, consumers often defer game software purchases until the new platforms are available. This decline may not be offset by increased sales of products for the new platform. For example, following the launch of Sony’s PlayStation 2 platform, we experienced a significant decline in revenue from sales of products for Sony’s older PlayStation game console, which was not immediately offset by revenue generated from sales of products for the PlayStation 2 platform. If we experience a similar trend as the next generation of products is introduced into the market, our operating results will suffer and our financial position will be harmed.

Our business is highly dependent on the success and timely release of new videogame platforms, as well as our ability to develop commercially successful products for these platforms.

We derive most of our revenue from the sale of products for play on videogame platforms manufactured by third parties, such as Sony’s PlayStation 2. The success of our products is driven in large part by the timely release and success of new videogame hardware systems, our ability to accurately predict which platforms will be most successful in the marketplace, and our ability to develop commercially successful products for these platforms. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. If the platforms for which we are developing products are not released when anticipated or do not attain wide market acceptance, our revenue growth will suffer, we may be unable to fully recover the resources we have committed, and our financial performance will be harmed.

Our platform licensors set the royalty rates and other fees that we must pay to publish games for their platforms, and therefore have significant influence on our costs. If one or more of the platform licensors adopt a different fee structure for future game consoles or we are unable to obtain such licenses, our profitability will be materially impacted.

In the next few years, we expect our platform licensors to introduce new game machines into the market. For example, Sony has indicated that it plans to release a next-generation successor to the PlayStation 2 as soon as late 2005 or early 2006. In order to publish products for a new game machine, we must take a license from the platform licensor which gives the platform licensor the opportunity to set the fee structure that we must pay in order to publish games for that platform. Similarly, the platform licensors have retained the flexibility to change their fee structures for online gameplay and features for their consoles. The control that platform licensors have over the fee structures for their future platforms and online access makes it difficult for us to predict our costs and profitability in the medium to long term. It is also possible that platform licensors will not renew our licenses. Because publishing products for videogame consoles is the largest portion of our business, any increase in fee structures or failure to secure a license relationship would have a significant negative impact on our business model and profitability.

If we do not consistently meet our product development schedules, our operating results will be adversely affected.

Our business is highly seasonal, with the highest levels of consumer demand, and a significant percentage of our revenue, occurring in the December quarter. In addition, we seek to release many of our products in conjunction with specific events, such as the release of a related movie or the beginning of a sports season or major sporting event. If we miss these key selling periods, due to product delays or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately. Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our products, and the need to refine and tune our products prior to their release. We have in the past experienced development delays for several of our products. Failure to meet anticipated production or “go live” schedules may cause a shortfall in our revenue and profitability and cause our operating results to be materially different from expectations.

Our business is intensely competitive and increasingly “hit” driven. If we do not continue to deliver “hit” products or if consumers prefer our competitors’ products over our own, our operating results could suffer.

Competition in our industry is intense, new products are regularly introduced, and a relatively small number of “hit” titles accounts for a significant portion of total sales. If our competitors develop more successful products, offer competitive products at lower price points, or if we do not continue to develop consistently high-quality and well-received products, our revenue, margins, and profitability will decline.

If we are unable to maintain or acquire licenses to intellectual property, we will publish fewer hit titles and our revenue, profitability and cash flows will decline. Competition for these licenses may make them more expensive, and increase our costs.

Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTSTM products include rights licensed from the major sports leagues and players associations. Similarly, many of our hit EA GAMESTM franchises, such as Bond, Harry Potter and Lord of the Rings, are based on key film and literary licenses. Competition for these licenses is intense. If we are unable to maintain these licenses and obtain additional licenses with significant commercial value, our revenues and profitability will decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs.

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

From time to time we may become involved in other litigation which could adversely affect us.

We are currently, and from time to time in the future may become, subject to other claims and litigation, which could be expensive, lengthy, and disruptive to normal business operations. For further information regarding certain claims and litigation in which we are involved, see “Part II – Item 1. Legal Proceedings” below. The outcome of any claims or litigation may be difficult to predict and could have a material adverse effect on our business, operating results, or financial condition.

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

For the six months ended September 30, 2004, international net revenue comprised 40 percent of our total net revenue. For the fiscal year ended March 31, 2004, international net revenue comprised 45 percent of total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the dollar. While we utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) and from time to time, foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to revenue generated by our operational subsidiaries), our results of operations and financial condition may, nonetheless, be adversely affected by foreign currency fluctuations.

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our operating results and financial condition.

We are subject to income taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are also required to estimate what our taxes will be in the future. Although we believe our tax estimates are reasonable, they are not binding on tax authorities. Our effective tax rate could be adversely affected by changes in our business, including the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws as well as other factors. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and net income could be materially affected.

We are also required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. We are regularly under examination by tax authorities with respect to these non-income taxes. There can be no assurance that the outcomes from these examinations, changes in our business or changes in applicable tax rules will not have an adverse effect on our operating results and financial condition.

Changes in our worldwide operating structure could have adverse tax consequences.

We are in the process of examining our worldwide operating structure in light of changing tax laws, our current and anticipated business operations, and the pending expiration of an offshore advanced pricing agreement with a foreign tax authority in December 2005 under which our current business operates. In addition, while our current intention is to invest indefinitely our undistributed foreign earnings offshore, we are studying certain provisions of the American Jobs Creation Act of 2004 which provide for a reduced rate of tax on certain repatriations of accumulated foreign earnings. Although we have not yet determined the impact on our effective income tax rate, any significant changes to our operating structure, the failure to reach agreements with tax authorities in the future, or the repatriation of our offshore cash could adversely affect our effective income tax rates for fiscal 2005 and beyond.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC and national and international accounting standards bodies, the frequency of accounting policy changes may accelerate. For example, the FASB has proposed changes to GAAP that would require us to adopt a different method of determining and accounting for the compensation expense of our employee stock options. This change, as well as other possible changes to accounting standards, could adversely affect our reported results of operations although not necessarily our cash flows. Further, accounting policies affecting software revenue recognition have been the subject of frequent interpretations, which could significantly affect the way we account for revenue related to our products. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

The majority of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.

In the U.S., during the six months ended September 30, 2004, over 65 percent of our U.S. sales were made to six key customers. In Europe, our top ten customers accounted for over 35 percent of our sales in that territory in the six months ended September 30, 2004. Worldwide, we had direct sales to one customer, Wal-Mart Stores, Inc., which represented 14 percent of total net revenue during the six months ended September 30, 2004. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. Additionally, our receivables from these large customers increase significantly in the December quarter as they stock up for the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers.

Acquisitions, investments and other strategic transactions could result in operating difficulties, dilution to our investors and other negative consequences.

We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions, including (1) acquisitions of companies, businesses, intellectual properties, and other assets and (2) investments in new interactive entertainment businesses (for example, online and mobile games). Any of these strategic transactions could be material to our financial condition and results of operations. Although we regularly search for opportunities to engage in strategic transactions, we may not be successful in identifying suitable opportunities. We may not be able to consummate potential acquisitions or investments or an acquisition or investment may not enhance our business or may decrease rather than increase our earnings. In addition, the process of integrating an acquired company or business, or successfully exploiting acquired intellectual property or other assets, could divert a significant amount of our management’s time and focus and may create unforeseen operating difficulties and expenditures. Additional risks we face include:

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

Foreign Currency Exchange Rate Risk
We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency denominated assets and liabilities, primarily certain intercompany receivables and payables. Our foreign exchange forward contracts are accounted for as derivatives whereby the gains and losses on these contracts are reflected in the Condensed Consolidated Statements of Operations. Gains and losses on open contracts at the end of each accounting period resulting from changes in the forward rate are recognized in earnings and are designed to offset gains and losses on the underlying foreign-currency-denominated assets and liabilities. As of September 30, 2004, we had foreign exchange forward contracts, all with maturities of less than one month, to sell approximately $240.7 million in foreign currencies, consisting primarily of British Pounds, Euros and Japanese Yen. Of this amount, $230.1 million represents contracts to sell foreign currency in exchange for U.S. dollars and $10.6 million represents contracts to sell foreign currency in exchange for British Pounds.

From time to time, we hedge our foreign currency risk related to anticipated future sales transactions by purchasing option contracts that generally have maturities of 15 months or less. If qualified, these transactions are designated as cash flow hedges. For the three and six months ended September 30, 2004, we recognized a loss of $0.6 million and $1.2 million, respectively, in earnings associated with the time value of these option contracts.

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

The following table provides information about our foreign currency forward and option contracts as of September 30, 2004. The information is provided in U.S. dollar equivalents. The weighted average contract rate is stated in terms of how many U.S. dollars would be purchased by one unit of foreign currency. The forward contract rates approximate the foreign exchange rates as of September 30, 2004; therefore, the mark-to-market on the contracts is approximately zero. The fair value of our forward and option contracts are recorded in other current assets on our Condensed Consolidated Balance Sheets.

		Weighted-
	Notional	Average
(In thousands, except contract rates)	Amount	Contract Rate

Foreign currency to be sold under forward contracts:
British Pound	$128,794	1.7888
Euro	72,238	1.2244
Japanese Yen	15,516	0.0090
Swiss Franc	4,757	0.7928
Swedish Krona	4,327	0.1352
Danish Krone	4,608	0.1646
South African Rand	4,472	0.0862
Norwegian Krone	3,217	0.1462
Australian Dollar	2,820	0.7050

Total	$240,749

Foreign currency to be purchased under forward contracts:
British Pound	$10,596	1.7888

Option contracts purchased
Sell Euro / Buy U.S. Dollar	$84,868	1.1316

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

As of September 30, 2004, our cash equivalents and short-term investments included $2.3 billion of debt securities, consisting primarily of U.S. agency bonds and money market funds. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

The table below presents the amounts and related weighted-average interest rates of our investment portfolio as of September 30, 2004 (in thousands):

	Weighted-
	Average
	Interest Rate	Cost	Fair Value

Cash equivalents
Variable rate	1.36%	1,194,524	1,194,524
Short-term investments
Fixed rate	1.99%	1,059,506	1,053,467
Variable rate	1.83%	50,000	50,229

		$2,304,030	$2,298,220

Maturity dates for short-term investments range from 4 months to 23 months, with call dates ranging from 1 month to 4 months.

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

Changes in internal controls. During our last fiscal quarter, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, following the enactment of the Sarbanes-Oxley Act and related SEC regulations, we have enhanced our internal controls and disclosure systems through various measures including: detailing certain internal accounting policies; establishing a disclosure committee for the preparation of all periodic SEC reports; establishing an internal audit function; requiring certifications from various trial balance controllers and other financial personnel responsible for our financial statements; and automating certain manual-entry royalty accounting activities through the implementation of new software management systems.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On July 29, 2004, a class action lawsuit, Kirschenbaum v. Electronic Arts Inc., was filed against us in Superior Court in San Mateo, California. The complaint alleges that we improperly classified “Image Production Employees” in California as exempt employees and seeks injunctive relief, unspecified monetary damages, interest and attorneys’ fees. We have not yet answered the complaint.

In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management, after review and consultation with counsel, considers that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders, held on July 29, 2004, our stockholders elected the following individuals to the Board of Directors for one-year terms:

	For	Withheld

M. Richard Asher	262,668,767	8,447,837
William J. Byron	263,862,872	7,253,732
Leonard S. Coleman	260,652,635	10,463,969
Gary M. Kusin	265,881,344	5,235,260
Gregory B. Maffei	264,501,294	6,615,310
Timothy Mott	263,913,479	7,203,125
Robert W. Pittman	267,053,713	4,062,891
Lawrence F. Probst III	263,815,801	7,300,803
Linda J. Srere	267,119,824	3,996,780

In addition, the following matters were voted on and approved by the stockholders:

To amend our 2000 Equity Incentive Plan to (a) increase by 11 million the number of shares of common stock reserved for issuance under the Plan, (b) provide for the issuance of awards of restricted stock units, (c) limit the total number of shares underlying awards of restricted stock and restricted stock units to 3 million, (d) provide that the exercise price of nonqualified stock options may not be less than 100% of the fair market value of a share of common stock, (e) reduce the size of initial and annual option grants to Directors under the Plan, and (f) authorize the Compensation Committee to determine the vesting provisions of options granted to Directors under the Plan.

For	Against	Abstain	Broker Non-vote

205,313,855	43,426,675	1,887,173	20,488,901

To amend the 2000 Employee Stock Purchase Plan to increase by 1,500,000 the number of shares of common stock reserved for issuance thereunder.

For	Against	Abstain	Broker Non-vote

241,362,977	7,968,877	1,319,449	20,465,301

To amend and restate our Certificate of Incorporation to consolidate our Class A and Class B common stock into a single class of common stock by reclassifying each outstanding share of Class A common stock as one share of common stock and converting each outstanding share of Class B common stock into 0.001 share of common stock.

For	Against	Abstain	Broker Non-vote

269,645,511	167,780	1,303,313	–

To further amend and restate our Certificate of Incorporation to increase the authorized common stock from 500 million total shares of Class A and Class B common stock to 1 billion shares of a single class of common stock.

For	Against	Abstain	Broker Non-vote

227,828,942	42,006,711	1,280,951	–

To ratify the appointment of KPMG LLP as our independent registered public accounting firm for fiscal 2005.

For	Against	Abstain	Broker Non-vote

265,228,938	4,188,547	1,699,119	–

Item 6.	Exhibits

The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of this report:

Exhibit
Number	Title

3.01	Amended and Restated Certificate of Incorporation.

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Warren C. Jenson

DATED:	WARREN C. JENSON
November 3, 2004	Executive Vice President,
Chief Financial and Administrative Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

3.01	Amended and Restated Certificate of Incorporation.

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial and
Administrative Officer pursuant to Rule 13a-14(b) of the
Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.