Form 10-Q
period 2004-12-31
ELECTRONIC ARTS INC
filed 2005-02-02
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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
YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

		Outstanding as of
	Par Value	January 31, 2005
Common Stock	$0.01	307,935,857

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	December 31,	March 31,
(In thousands, except share data)	2004	2004 (a)

ASSETS
Current assets:
Cash and cash equivalents	$963,239	$2,149,885
Short-term investments	1,601,562	264,461
Marketable equity securities	4,347	1,225
Receivables, net of allowances of $206,272 and $154,682, respectively	892,133	211,916
Inventories	84,424	55,143
Deferred income taxes	86,449	84,312
Other current assets	183,229	161,867

Total current assets	3,815,383	2,928,809
Property and equipment, net	329,010	298,073
Investments in affiliates	24,918	14,332
Goodwill	122,166	91,977
Other intangibles, net	37,563	18,468
Long-term deferred income taxes	46,666	40,755
Other assets	60,375	71,612

TOTAL ASSETS	$4,436,081	$3,464,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196,409	$114,087
Accrued and other liabilities	867,814	630,138

Total current liabilities	1,064,223	744,225
Other liabilities	36,996	41,443

TOTAL LIABILITIES	1,101,219	785,668
Commitments and contingencies	–	–
Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized	–	–
Common stock, $0.01 par value. 1,000,000,000 shares authorized; 306,959,413 and 301,332,458 shares issued and outstanding, respectively	3,070	3,013
Class B common stock, $0.01 par value. No shares authorized; 0 and 200,130 shares issued and outstanding, respectively	–	2
Paid-in capital	1,310,305	1,153,680
Retained earnings	1,997,762	1,501,184
Accumulated other comprehensive income	23,725	20,479

Total stockholders’ equity	3,334,862	2,678,358

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,436,081	$3,464,026

See accompanying Notes to Condensed Consolidated Financial Statements.

(a)	Derived from audited financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(Unaudited)	December 31,		December 31,
(In thousands, except per share data)	2004	2003	2004	2003

Net revenue	$1,427,851	$1,475,323	$2,575,220	$2,358,709
Cost of goods sold	502,763	513,255	963,429	876,980

Gross profit	925,088	962,068	1,611,791	1,481,729
Operating expenses:
Marketing and sales	132,422	180,174	303,160	303,299
General and administrative	77,998	71,992	155,095	138,784
Research and development	185,155	151,175	472,636	355,790
Amortization of intangibles	830	623	2,075	2,113
Acquired in-process technology	9,400	—	9,400	—
Restructuring charges	—	596	388	596

Total operating expenses	405,805	404,560	942,754	800,582

Operating income	519,283	557,508	669,037	681,147
Interest and other income, net	22,649	948	43,991	14,927

Income before provision for income taxes	541,932	558,456	713,028	696,074
Provision for income taxes	166,832	166,160	216,450	208,822

Net income	$375,100	$392,296	$496,578	$487,252

Net income per share:
Basic	$1.23	$1.32	$1.63	$1.66
Diluted	$1.18	$1.26	$1.57	$1.59
Number of shares used in computation:
Basic	305,632	297,787	303,932	294,001
Diluted	316,833	311,463	316,157	306,737

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(Unaudited)	December 31,
(In thousands)	2004	2003

OPERATING ACTIVITIES
Net income	$496,578	$487,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,911	59,915
Equity in net income of investment in affiliates	(742)	(405)
Non-cash restructuring and asset impairment charges	–	596
Other-than-temporary impairment of investments in affiliates	–	589
Realized (gains) losses on investments and on sale of property and equipment	(9,666)	583
Stock-based compensation	4,359	666
Tax benefit from exercise of stock options	34,914	41,845
Acquired in-process technology	9,400	–
Change in assets and liabilities:
Receivables, net	(687,619)	(786,595)
Inventories	(30,989)	(26,057)
Other assets	(14,635)	6,542
Accounts payable	84,123	54,124
Accrued and other liabilities	221,398	268,037

Net cash provided by operating activities	160,032	107,092

INVESTING ACTIVITIES
Capital expenditures	(82,579)	(55,937)
Proceeds from sale of property and equipment	15,680	113
Proceeds from sale of marketable equity securities	3,161	2
Purchase of investment in affiliates	(2,400)	(350)
Proceeds from sale of investment in affiliate	–	8,467
Purchase of short-term investments	(2,247,608)	(1,890,779)
Proceeds from maturities and sales of short-term investments	896,959	1,273,398
Purchase of minority interest	–	(2,513)
Acquisition of subsidiary, net of cash acquired	(59,502)	(958)

Net cash used in investing activities	(1,476,289)	(668,557)

FINANCING ACTIVITIES
Proceeds from sales of common stock through employee stock plans and other plans	146,772	166,260
Repurchase and retirement of common stock	(30,794)	–
Repurchase of Class B common stock	–	(225)
Repayment of Class B notes receivable	–	128
Dividend to joint venture	–	(2,587)

Net cash provided by financing activities	115,978	163,576

Effect of foreign exchange on cash and cash equivalents	13,633	20,904

Decrease in cash and cash equivalents	(1,186,646)	(376,985)
Beginning cash and cash equivalents	2,149,885	949,995

Ending cash and cash equivalents	963,239	573,010
Short-term investments	1,601,562	1,251,659

Ending cash, cash equivalents and short-term investments	$2,564,801	$1,824,669

Supplemental cash flow information:
Cash paid during the period for income taxes	$49,614	$12,735

Non-cash investing activities:
Change in unrealized appreciation (loss) on investments	$(13,108)	$(3,464)

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Electronic Arts develops, markets, publishes and distributes interactive software games that are playable by consumers on home videogame machines (such as the Sony PlayStation®2, Microsoft Xbox® and Nintendo GameCubeTM consoles), personal computers (PC), hand-held game machines also known as mobile platforms (such as the Game Boy® Advance and Nintendo DSTM) and online, over the Internet and other proprietary online networks. Many of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and many of our games are based on intellectual property that is wholly-owned by us (e.g., The SimsTM and Medal of HonorTM). Our goal is to develop titles which appeal to the mass market and as a result, we develop, market, publish and distribute our games in over 100 countries, often translating and localizing them for sale in non-English-speaking countries. Our goal is to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this are our annual iterations of our sports-based franchises (e.g., NCAA Football and FIFA Soccer), titles based on long-lived movie properties (e.g., James BondTM) and wholly-owned properties that can be successfully sequeled (e.g., SimCityTM).

The Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year or any other period.

Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation.

At our Annual Meeting of Stockholders, held on July 29, 2004, our stockholders elected to amend and restate our Certificate of Incorporation to consolidate our Class A and Class B common stock into a single class of common stock by reclassifying each outstanding share of Class A common stock as one share of common stock and converting each outstanding share of Class B common stock into 0.001 share of common stock. Our stockholders also elected to further amend and restate our Certificate of Incorporation to increase the authorized common stock from 500 million total shares of Class A and Class B common stock combined to 1 billion shares of the newly consolidated single class of common stock. These amendments were effective on August 2, 2004. Prior year Class A common stock has been reclassified to common stock to reflect these amendments.

On October 18, 2004, our Board of Directors authorized a program to repurchase up to an aggregate of $750 million of shares of our common stock. Pursuant to the authorization, we may repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions over the course of a twelve-month period. During the three months ended December 31, 2004, we repurchased and retired 655,500 shares of our common stock for approximately $31 million.

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 as filed with the Securities and Exchange Commission on June 4, 2004.

(2) FISCAL YEAR AND FISCAL QUARTER

Our fiscal year is reported on a 52/53-week period that ends on the final Saturday of March in each year. The results of operations for fiscal 2005 and 2004 contain 52 weeks. The results of operations for the fiscal quarters ended December 31, 2004 and December 31, 2003 each contain 13 weeks ending on December 25, 2004 and December 27, 2003, respectively. For simplicity of presentation, all fiscal periods are reported as ending on a calendar month end. On October 28, 2004, our Board of Directors approved a change in our fiscal year, such that beginning in fiscal 2006, we will end our fiscal year on the Saturday nearest March 31. This will result in fiscal 2006 being reported as a 53 week year with the first quarter containing 14 weeks instead of 13 weeks.

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

Had compensation cost for our stock-based compensation plans been measured based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123, we estimate that our reported net income and net earnings per share would have been the pro forma amounts indicated below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants made under our stock-based compensation plan during the three and nine months ended December 31, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Risk-free interest rate	3.1%	2.5%	3.0%	2.3%
Expected volatility	35.5%	48.0%	37.0%	50.9%
Expected life (in years)	3.09	3.12	3.06	3.08
Assumed dividends	None	None	None	None

Our calculations are based on a multiple option valuation approach and forfeitures are recognized when they occur.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2004	2003	2004	2003

Net income – as reported	$375,100	$392,296	$496,578	$487,252
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(20,406)	(25,080)	(62,960)	(69,003)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,863	25	2,913	100

Net income – pro forma	$357,557	$367,241	$436,531	$418,349

Net income per share:
As reported – basic	$1.23	$1.32	$1.63	$1.66
Pro forma – basic	$1.17	$1.23	$1.44	$1.42
As reported – diluted	$1.18	$1.26	$1.57	$1.59
Pro forma – diluted	$1.14	$1.19	$1.39	$1.38

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows”. We are required to adopt SFAS 123R no later than our second quarter of fiscal 2006 which ends September 30, 2005. While the fair value method under SFAS 123R is very similar to the fair value method under SFAS 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS 123 permits us to recognize forfeitures as they occur while SFAS 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS 123R will also require a classification change in the statement of cash flows; whereby, a portion of the tax benefit from stock options will move from operating cash flows to financing cash flows (total cash flows will remain unchanged). While we continue to evaluate the impact of SFAS 123R on our financial statements, we believe that the expensing of stock-based compensation will have an impact on our Condensed Consolidated Income Statement similar to our pro forma disclosure under SFAS 123, as amended.

(4) BUSINESS COMBINATIONS

Criterion
On October 19, 2004, we completed our acquisition of 100 percent of Criterion Software Group Ltd. (“Criterion”) for an aggregate accounting purchase price of $67.7 million including transaction costs and the assumption of outstanding stock options under certain Criterion stock option plans. Based in the United Kingdom, Criterion is a developer of videogames and a provider of middleware solutions for the game development and publishing industry. The results of operations of Criterion and the estimated fair market values of the acquired assets and liabilities have been included in the Condensed Consolidated Financial Statements since the date of acquisition. Except for acquired in-process technology, which is discussed below, the acquired intangible assets are being amortized on a straight-line basis over estimated lives ranging from two to four years.

Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have alternative future use. Accordingly, the acquired in-process technology was expensed in the Condensed Consolidated Statement of Operations upon consummation of the acquisition. Stock-based employee compensation represents the intrinsic value of certain unvested employee stock options that were assumed as part of the transaction. They are considered modified for accounting purposes and are being amortized over the remaining vesting period into the Condensed Consolidated Statement of Operations commencing on the date of acquisition. The acquisition-related charges for in-process technology and stock-based employee compensation decreased diluted earnings per share by approximately $0.05 in the three months ended December 31, 2004.

The purchase price for the Criterion transaction was allocated to assets acquired and liabilities assumed as set forth below (in thousands):

Current assets	$21,389
Property and equipment, net	1,183
Long-term deferred tax asset	1,900
Acquired in-process technology	9,400
Stock-based employee compensation	5,449
Goodwill	26,922
Finite-lived intangibles	20,900
Liabilities	(19,448)

Total consideration	$67,695

(5) GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill information is as follows (in thousands):

			Effects of
	As of		Foreign	As of
	March 31,	Goodwill	Currency	December 31,
	2004	Acquired	Translation	2004

Goodwill	$91,977	$26,934	$3,255	$122,166

Finite-lived intangibles consist of the following (in thousands):

	As of December 31, 2004
	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/Core Technology	$46,945	$(19,852)	$(9,377)	$–	$17,716
Tradename	36,269	(17,412)	(1,211)	–	17,646
Subscribers and Other Intangibles	11,094	(6,504)	(1,776)	(613)	2,201

Total	$94,308	$(43,768)	$(12,364)	$(613)	$37,563

	As of March 31, 2004
	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/Core Technology	$28,263	$(18,886)	$(9,377)	$–	$–
Tradename	35,169	(15,494)	(1,211)	–	18,464
Subscribers and Other Intangibles	8,694	(6,302)	(1,776)	(612)	4

Total	$72,126	$(40,682)	$(12,364)	$(612)	$18,468

Amortization of intangibles for the three and nine months ended December 31, 2004, was $1.9 million and $3.1 million, respectively. Amortization of intangibles for the three and nine months ended December 31, 2003, was $0.6 million and $2.1 million, respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years. As of December 31, 2004, and March 31, 2004, the weighted-average remaining useful life for finite-lived intangible assets was approximately 4.6 years and 7.5 years, respectively.

As of December 31, 2004, future amortization of finite-lived intangibles was estimated as follows (in thousands):

Fiscal Year Ending March 31,
2005 (remaining 3 months)	$2,560
2006	10,242
2007	9,709
2008	6,388
2009	2,650
Thereafter	6,014

Total	$37,563

(6) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The following table summarizes the activity in the accrued restructuring accounts for all restructuring plans (in thousands):

	Accrual		Charges	Charges		Accrual
	Beginning	Charges to	Utilized	Utilized	Adjustments	Ending
	Balance	Operations	in Cash	Non-cash	to Operations	Balance

Nine Months Ended December 31, 2004
Workforce	$1,585	$142	$(1,597)	$–	$–	$130
Facilities-related	12,731	246	(4,690)	–	–	8,287

Total	$14,316	$388	$(6,287)	$–	$–	$8,417

Year Ended March 31, 2004
Workforce	$1,692	$1,741	$(1,778)	$–	$(70)	$1,585
Facilities-related	9,063	7,007	(3,903)	–	564	12,731
Non-current assets	–	466	–	(466)	–	–

Total	$10,755	$9,214	$(5,681)	$(466)	$494	$14,316

Over the last three fiscal years, we have entered into various restructurings based on management decisions as discussed in more detail below. As of December 31, 2004, an aggregate of $22.5 million in cash had been paid out under the fiscal 2004, 2003 and 2002 restructuring plans. In addition, we have made subsequent net adjustments of approximately $0.4 million during fiscal 2005 relating to projected future cash outlays under the fiscal 2004 restructuring plan. Of the remaining projected cash outlay of $8.4 million, $0.7 million is expected to be utilized in the three months ending March 31, 2005, while the remaining $7.7 million is expected to be utilized by January 2009. The facilities-related accrued obligation shown above is net of $15.6 million of estimated future sub-lease income. The restructuring accrual is included in other accrued expenses presented in Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

(7) ROYALTIES AND LICENSES

Our royalty expenses consist of payments to (1) content licensors, (2) independent software developers, and (3) co-publishing and/or distribution affiliates. License royalties consist of payments made to celebrities, professional sports organizations, movie studios and other organizations for our use of their trademarks, copyrights, personal publicity rights, content and/or other intellectual property. Royalty payments to independent software developers are payments for the development of intellectual property related to our games. Co-publishing and distribution royalties are payments made to third parties for delivery of product.

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

Minimum guaranteed royalty obligations are initially recorded as an asset and as a liability at the contractual amount when no significant performance remains with the licensor. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid rather than upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of

December 31, 2004 and March 31, 2004, approximately $49.1 million and $63.4 million, respectively, of minimum guaranteed royalty obligations had been recognized and are included in the tables below.

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

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in thousands):

	As of	As of
	December 31,	March 31,
	2004	2004
Other current assets	$32,128	$31,165
Other assets	44,224	54,921

Royalty-related assets	$76,352	$86,086

At any given time, depending on the timing of our payments to our co-publishing and/or distribution affiliates, content licensors and/or independent software developers, we recognize unpaid royalty amounts due to these parties as either accounts payable or accrued liabilities. The current and long-term portions of accrued royalties, included in accrued and other liabilities as well as other liabilities, consisted of (in thousands):

	As of	As of
	December 31,	March 31,
	2004	2004
Accrued and other liabilities	$116,297	$104,603
Other liabilities	36,996	41,443

Accrued royalties	$153,293	$146,046

In addition, as of December 31, 2004, we had approximately $503.6 million that we were obligated to pay co-publishing and/or distribution affiliates and content licensors but that were generally contingent upon performance by the counterparty (i.e., delivery of the product or content) and were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

(8) BALANCE SHEET DETAILS

Inventories
Inventories as of December 31, 2004 and March 31, 2004 consisted of (in thousands):

	As of	As of
	December 31,	March 31,
	2004	2004
Raw materials and work in process	$1,601	$2,263
Finished goods	82,823	52,880

Inventories	$84,424	$55,143

Property and Equipment, Net
Property and equipment, net, as of December 31, 2004 and March 31, 2004 consisted of (in thousands):

	As of	As of
	December 31,	March 31,
	2004	2004
Computer equipment and software	$377,475	$355,626
Buildings	104,709	118,251
Leasehold improvements	77,480	37,409
Land	61,220	60,209
Office equipment, furniture and fixtures	50,739	45,964
Warehouse equipment and other	12,773	11,757

	684,396	629,216
Less: Accumulated depreciation and amortization	(355,386)	(331,143)

Property and equipment, net	$329,010	$298,073

Depreciation and amortization expense associated with property and equipment amounted to $17.9 million and $49.8 million for the three and nine months ended December 31, 2004, respectively. Depreciation and amortization expense associated with property and equipment amounted to $28.4 million and $57.8 million for the three and nine months ended December 31, 2003, respectively.

Accrued and Other Liabilities
Accrued and other liabilities as of December 31, 2004 and March 31, 2004 consisted of (in thousands):

	As of	As of
	December 31,	March 31,
	2004	2004
Accrued income taxes	$378,000	$225,878
Other accrued expenses	176,765	134,000
Accrued compensation and benefits	160,532	142,756
Accrued royalties	116,297	104,603
Deferred revenue	36,220	22,901

Accrued and other liabilities	$867,814	$630,138

Income Taxes
Change in Effective Income Tax Rate

During the three months ended December 31, 2004, our effective income tax rate was 30.8 percent. This differs from our previously projected annual effective income tax rate of 29.0 percent due to an adjustment recorded in the three months ended December 31, 2004 related to certain tax audit developments and tax charges related to the Criterion acquisition. As a result, we recognized $9.7 million (or $0.03 per basic and diluted share) more income tax expense during the three months ended December 31, 2004 than we would have recognized had our projected effective income tax rate remained at 29.0 percent.

The American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated in our current or subsequent fiscal year. The deduction would result in an approximate 5.25% federal tax on a portion of the foreign earnings repatriated. State, local and foreign taxes could apply as well. To qualify for this federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of our foreign earnings that we may repatriate subject to the Jobs Act deduction is $500 million.

We have historically considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. taxes have been provided thereon. As a result of the Jobs Act, we are in the process of evaluating whether we will change our intentions regarding a portion of our foreign earnings and take advantage of the repatriation provisions of the Jobs Act, and if so, the amount that we would repatriate. We may not take advantage of the new law at all. In addition to not having made a decision to repatriate any foreign earnings, we are not yet in a position to accurately determine the impact of a qualifying repatriation, should we choose to make one, on our income tax expense for fiscal 2005 or fiscal 2006. Accordingly, our projected tax expense for fiscal 2005 does not reflect any taxes attributable to a possible repatriation. If we decide to repatriate a portion of our foreign earnings, we would be required to recognize income tax expense related to the federal, state, local and foreign taxes that we would incur on the repatriated earnings when the decision is made. We estimate that the reasonably possible amount of the income tax expense could be up to $35 million.

(9) COMMITMENTS AND CONTINGENCIES

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

In December 2000, we entered into a second build-to-suit lease with Keybank National Association for a five-year term beginning December 2000 to expand our Redwood City, California headquarters facilities and develop adjacent property adding approximately 310,000 square feet to our campus. Construction was completed in June 2002. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities provide space for sales, marketing, administration and research and development functions. We have an option to purchase the property for a maximum of $130.0 million or, at the end of the lease, to arrange for (i) an extension of the lease, or (ii) sale of the property to a third party while we retain an obligation to the owner for approximately 90 percent of the difference between the sale price and the guaranteed residual value of up to $118.8 million if the sales price is less than this amount, subject to certain provisions of the lease.

We believe the estimated fair values of both properties under these operating leases are in excess of their respective guaranteed residual values as of December 31, 2004.

For the two lease agreements with Keybank National Association, as described above, the lease rates are based upon the Commercial Paper Rate and require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of December 31, 2004.

		Actual as of
		December 31,
Financial Covenants	Requirement	2004

Consolidated Net Worth	$2,057 million	$3,334 million
Fixed Charge Coverage Ratio	3.00	22.14
Total Consolidated Debt to Capital	60%	6.9%
Quick Ratio – Q1 & Q2	1.00	N/A
Q3 & Q4	1.75	13.89

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

In June 2004, we entered into a lease agreement with an independent third party for a studio facility in Orlando, Florida, which commenced in January 2005 and expires in June 2010, with one five-year option to extend the lease term. The campus facilities comprise a total of 117,000 square feet, which we intend to use for research and development functions. We have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. Our rental obligation over the initial five-and-a-half year term of the lease is $13.2 million.

Letters of Credit
In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables of up to €18.0 million. The standby letter of credit expires in July 2005. As of December 31, 2004, we had €0.9 million payable to Nintendo of Europe covered by this standby letter of credit.

In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC as a replacement for our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to $1.1 million. The standby letter of credit expires in December 2006. As of December 31, 2004, we did not have a payable balance on this standby letter of credit.

Development, Celebrity, League and Content Licenses: Payments and Commitments
The products produced by our studios are designed and created by our employee designers, artists, software programmers and by non-employee software developers (“independent artists” or “third-party developers”). We typically advance development funds to the independent artists and third-party developers during development of our games, usually in installment payments made upon the completion of specified development milestones. Contractually, these payments are considered advances against subsequent royalties on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers. In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA and UEFA (professional soccer); NASCAR (stock car racing); John Madden (professional football); National Basketball Association (professional basketball); PGA TOUR (professional golf); Tiger Woods (professional golf); National Hockey League and NHLPA (professional hockey); Warner Bros. (Harry Potter, Catwoman and Superman); MGM/Danjaq (James Bond); New Line Productions (The Lord of the Rings); National Football League and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); ISC (stock car racing); Island Def Jam (fighting) and Viacom Consumer Products (The Godfather). These developer and content license commitments represent the sum of (i) the cash payments due under non-royalty-bearing licenses and services agreements, and (ii) the minimum payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations and commercial commitments as of December 31, 2004 and the effect we expect them to have on our liquidity and cash flow in future periods (in thousands):

	Contractual Obligations			Commercial Commitments
Fiscal Year		Developer/		Bank and	Letters
Ending		Licensor		Other	of
March 31,	Leases	Commitments (1)	Marketing	Guarantees	Credit	Total

2005 (remaining 3 months)	$9,419	$34,872	$1,734	$1,845	$1,165	$49,035
2006	32,207	112,173	21,092	225	–	165,697
2007	25,290	105,266	17,686	201	–	148,443
2008	20,091	104,040	14,686	185	–	139,002
2009	14,362	105,303	14,686	184	–	134,535
Thereafter	43,498	91,072	14,687	184	–	149,441

Total	$144,867	$552,726	$84,571	$2,824	$1,165	$786,153

(1) Developer/licensee commitments include $49.1 million of commitments to developers or licensors that have been included in our Condensed Consolidated Balance Sheet as of December 31, 2004 because the developer or licensor does not have any significant performance obligations to us. These commitments are included in both current and long-term assets and liabilities. During the three months ended December 31, 2004, our developer/licensor and marketing commitments increased primarily as a result of agreements we renewed with the National Football League and PLAYERS Inc.

The lease commitments disclosed above exclude commitments included in our restructuring activities for contractual rental commitments of $23.9 million under real estate leases for unutilized office space, offset by $15.6 million of estimated future sub-lease income. These amounts were expensed in the periods of the related restructuring and are included in our accrued and other liabilities reported on our Condensed Consolidated Balance Sheet as of December 31, 2004. Please see Note 6 in the Notes to Condensed Consolidated Financial Statements for additional information.

Litigation
On July 29, 2004, a class action lawsuit, Kirschenbaum v. Electronic Arts Inc., was filed against us in Superior Court in San Mateo, California. The complaint alleges that we improperly classified “Image Production Employees” in California as exempt employees and seeks injunctive relief, unspecified monetary damages, interest and attorneys’ fees. The complaint was first amended on or about November 30, 2004 to add two former employees as named-plaintiffs, and amended again on or about January 5, 2005 to add another former employee as a named-plaintiff. The allegations in the complaint were not materially changed by the amendments. We have not yet responded to the complaint.

In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management, after review and consultation with counsel, considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.

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

(10) COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income”, requires classification of other comprehensive income in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income primarily includes foreign currency translation adjustments and unrealized gains (losses) on investments and derivative instruments.

The change in the components of accumulated other comprehensive income, net of tax, for the three and nine months ended December 31, 2004 and 2003 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Net income	$375,100	$392,296	$496,578	$487,252
Other comprehensive income:
Change in unrealized gain (loss) on investments, net of tax expense (benefit) of $(2,404), $(358), $(4,389), and $(1,033), respectively	(3,002)	(938)	(6,069)	(2,442)
Adjustment for (gain) loss realized in net income, net of tax (expense) benefit of $5, $3, $(592), and $0, respectively	8	7	(966)	–
Change in unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $(145), $0, $(145) and $0, respectively	(236)	–	(236)	–
Foreign currency translation adjustments	10,483	5,822	10,517	18,697

Total other comprehensive income	$7,253	$4,891	$3,246	$16,255

Total comprehensive income	$382,353	$397,187	$499,824	$503,507

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. See Note 8 to the Condensed Consolidated Financial Statements for more tax-related information.

(11) NET INCOME PER SHARE

The following table summarizes the computations of Basic earnings per share (“Basic EPS”) and Diluted earnings per share (“Diluted EPS”). Basic EPS is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. Effective August 2, 2004, each outstanding share of Class A common stock was reclassified as one share of common stock and prior year Class A common stock has been reclassified to reflect these amendments. See Note 1 in the Notes to Condensed Consolidated Financial Statements for more information.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts):	2004	2003	2004	2003

Net income	$375,100	$392,296	$496,578	$487,252

Weighted-average common stock outstanding – basic	305,632	297,787	303,932	294,001
Dilutive stock equivalents	11,201	13,676	12,225	12,736

Weighted-average common stock outstanding – diluted	316,833	311,463	316,157	306,737

Net income per share:
Basic	$1.23	$1.32	$1.63	$1.66
Diluted	$1.18	$1.26	$1.57	$1.59

Excluded from the above computation of weighted-average common shares for Diluted EPS for the three and nine months ended December 31, 2004 were options to purchase 1,448,000 and 616,000 shares of common stock, respectively, as the options’

exercise price was greater than the average market price of the common shares. The weighted-average exercise price of these options was $51.05 and $52.18 per share, respectively.

Excluded from the above computation of weighted-average common shares for Diluted EPS for the three and nine months ended December 31, 2003 were options to purchase 3,084,000 and 1,971,000 shares of common stock, respectively, as the options’ exercise price was greater than the average market price of the common shares. The weighted-average exercise price of these options was $49.03 and $46.79 per share, respectively.

(12) RELATED PARTY TRANSACTION

On June 24, 2002, we hired Warren Jenson and agreed to loan him $4,000,000, to be forgiven over four years based on his continuing employment. The loan does not bear interest. On June 24, 2004, pursuant to the terms of the loan agreement, we forgave two million dollars of the loan and provided Mr. Jenson approximately $1.6 million to offset the tax implications of the forgiveness. As of December 31, 2004, the remaining outstanding loan balance was $2,000,000, which will be forgiven on June 24, 2006, provided that Mr. Jenson has not voluntarily resigned his employment with us or been terminated for cause prior to that time. No additional funds will be provided to offset the tax implications of the forgiveness of the remaining two million dollars.

(13) SEGMENT INFORMATION

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

Our chief operating decision maker is considered to be our Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region and by product line for purposes of making operating decisions and assessing financial performance. Our view and reporting of business segments may change due to changes in the underlying business facts and circumstances and the evolution of our reporting to our CEO.

Information about our total net revenue by product line for the three and nine months ended December 31, 2004 and 2003 is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
PlayStation 2	$660,701	$731,587	$1,134,516	$1,071,136
PC	238,791	219,939	446,244	393,299
Xbox	233,300	204,565	432,446	304,777
Nintendo GameCube	109,361	103,804	173,966	149,511
Mobile Platforms	55,093	57,194	83,162	63,362
Subscription Services	13,784	11,781	38,778	36,536

EA Studio Net Product Revenue	1,311,030	1,328,870	2,309,112	2,018,621
Co-publishing and Distribution	78,530	122,305	194,635	286,364
Advertising, Programming, Licensing and Other	38,291	24,148	71,473	53,724

Total Net Revenue	$1,427,851	$1,475,323	$2,575,220	$2,358,709

Information about our operations in North America and international regions for the three and nine months ended December 31, 2004 and 2003 is presented below (in thousands):

			Asia
			Pacific
	North		(excluding
	America	Europe	Japan)	Japan	Total

Three months ended December 31, 2004
Net revenue from unaffiliated customers	$692,357	$665,913	$45,702	$23,879	$1,427,851
Interest income, net	10,078	1,959	42	–	12,079
Depreciation and amortization	12,334	6,743	331	336	19,744
Total assets	2,987,185	1,331,624	71,153	46,119	4,436,081
Capital expenditures	29,698	3,283	1,805	2,454	37,240
Long-lived assets	283,415	195,011	4,343	5,970	488,739
Three months ended December 31, 2003
Net revenue from unaffiliated customers	$753,456	$658,322	$42,775	$20,770	$1,475,323
Interest income, net	6,170	855	33	–	7,058
Depreciation and amortization	21,293	7,409	269	97	29,068
Total assets	2,413,716	890,223	57,650	34,050	3,395,639
Capital expenditures	22,112	4,734	272	129	27,247
Long-lived assets	241,606	142,760	2,327	2,341	389,034

			Asia
			Pacific
	North		(excluding
	America	Europe	Japan)	Japan	Total

Nine months ended December 31, 2004
Net revenue from unaffiliated customers	$1,376,346	$1,065,556	$84,654	$48,664	$2,575,220
Interest income, net	24,325	4,848	158	–	29,331
Depreciation and amortization	32,914	18,288	864	845	52,911
Capital expenditures	64,592	12,538	2,735	2,714	82,579
Nine months ended December 31, 2003
Net revenue from unaffiliated customers	$1,310,481	$931,250	$74,863	$42,115	$2,358,709
Interest income, net	18,309	2,515	97	–	20,921
Depreciation and amortization	41,519	17,240	746	410	59,915
Capital expenditures	44,380	10,538	879	140	55,937

Our direct sales to Wal-Mart Stores, Inc. represented approximately 13 and 14 percent of total net revenue for the three and nine months ended December 31, 2004, respectively, and approximately 12 and 13 percent of total net revenue for the three and nine months ended December 31, 2003, respectively.

(14) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In September 2004, the FASB issued a proposed Staff Position

(“FSP”) EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1”. The proposed FSP will provide measurement and recognition guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads. The FASB has delayed the effective date of the FSP until such time that they issue the final standard. Management is unable to determine what impact the adoption of the measurement and recognition guidance in EITF Issue No. 03-1 will have on our financial statements.

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs – an amendment of ARB No. 43, Chapter 4”. SFAS 151 amends the guidance in Accounting Research Bulletin (“ARB”) 43, “Restatement and Pension of Accounting Research Bulletins”, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of SFAS 151 will not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchange of Non-monetary Assets – an amendment of APB Opinion No. 29”. SFAS 153 amends APB No. 29, “Accounting for Nonmonetary transactions”, to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. Management believes the adoption of SFAS 153 will not have a material impact on our financial statements.

(15) SUBSEQUENT EVENTS

On January 14, 2005, we entered into an exclusive long-term agreement with ESPN Inc. (“ESPN”) for the development and integrated marketing of ESPN content in EA SPORTS™ games, beginning in calendar 2006. The relationship will include established EA SPORTS franchises on current and next-generation platforms, which will be enhanced by ESPN telecast, print and online content, as well as new sports games based on ESPN media properties. The agreement runs until 2021, though ESPN has the option to terminate in 2016. In connection with this agreement, we committed to pay ESPN a minimum of approximately $190 million in royalties and advertising purchases through 2011. Over the remaining ten years of the agreement, we committed to pay ESPN up to a potential minimum amount of $600 million, subject to reduction based on a variety of factors, including: future sales volumes of certain of our sports and related titles; our ability to renew existing licenses; our ability to secure the consent of existing licensors to include ESPN content in the relevant EA SPORTS games; the future development of new ESPN-related properties; and early termination of the agreement by ESPN.

As of January 27, 2005, we had acquired an additional 4,160,917 shares, or 41.2 percent, of the Swedish game developer Digital Illusions C.E. (“DICE”) for approximately $37 million plus transaction costs since December 31, 2004. We now own 60.1 percent of the outstanding shares, or a controlling interest, in DICE and will begin to consolidate DICE into our consolidated financial statements for the year ending March 31, 2005.

On or about February 3, 2005, we will purchase 3,497,049 ordinary shares of Ubisoft Entertainment, an international game developer and publisher, headquartered in Rennes, France. We will purchase the shares, which represent approximately 19.9 percent of Ubisoft’s outstanding ordinary shares, from Talpa Beheer B.V. for approximately $90 million. We will use the cost method of accounting to account for this investment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Electronic Arts Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of December 31, 2004, the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2004 and 2003, and the related condensed consolidated statement of cash flows for the nine-month periods ended December 31, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity U.S. generally accepted accounting principles.

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
January 25, 2005

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

OVERVIEW

The following overview is a top-level discussion of our operating results and the primary trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the quarter ended December 31, 2004, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” or the condensed consolidated financial statements and related notes. Additional information can be found within the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 as filed with the SEC on June 4, 2004 and in other documents we have filed with the SEC.

About Electronic Arts

Electronic Arts develops, markets, publishes and distributes interactive software games that are playable by consumers on home videogame machines (such as the Sony PlayStation®2, Microsoft Xbox® and Nintendo GameCube™ consoles), personal computers (PC), hand-held game machines also known as mobile platforms (such as the Game Boy® Advance and Nintendo DS™) and online, over the Internet and other proprietary online networks. Many of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and many of our games are based on intellectual property that is wholly-owned by us (e.g., The Sims™ and Medal of Honor™). Our goal is to develop titles which appeal to the mass market and as a result, we develop, market, publish and distribute our games in over 100 countries, often translating and localizing them for sale in non-English-speaking countries. Our goal is to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this are our annual iterations of our sports-based franchises (e.g., NCAA Football and FIFA Soccer), titles based on long-lived movie properties (e.g., James Bond™) and wholly-owned properties that can be successfully sequeled (e.g., SimCity™).

Overview of Financial Results

Total net revenue for the three months ended December 31, 2004 was $1.428 billion, down 3.2 percent, as compared to the three months ended December 31, 2003. Sales were driven by Need for Speed™ Underground 2, FIFA 2005, The Lord of the Rings™, The Third Age™, NBA LIVE 2005, The Urbz™: Sims in the City™, Golden Eye: Rogue Agent™ and The Lord of the Rings™: The Battle for Middle-earth™ – each reaching platinum status (over one million copies sold) in the quarter.

Net income for the three months ended December 31, 2004 was $375 million, a 4.4 percent decrease as compared to the three months ended December 31, 2003 and diluted earnings per share were $1.18 as compared with $1.26 for the prior year.

We generated $160 million from cash in operations during the nine months ended December 31, 2004 as compared to $107 million in the nine months ended December 31, 2003. The increase in cash flow was primarily the result of the timing and collection of our sales in the nine months ended December 31, 2004.

Management’s Overview of Historical and Prospective Business Trends

Sales of “Hit” Titles. Sales of “hit” titles, several of which were top sellers across a number of international markets, continued to contribute to our revenue growth. Our top five selling titles across all platforms worldwide during the three months ended December 31, 2004 were Need for Speed Underground 2, FIFA 2005, Lord of the Rings, The Third Age, NBA LIVE 2005 and The Urbz: Sims in the City. Hit titles are important to our financial performance because they benefit from overall economies of scale. We have developed, and it is our objective to continue to develop, many of our hit titles to become franchise titles that can be regularly iterated.

Increased Console Installed Base. As consumers purchase the current generation of consoles, either as a first-time buyer or by upgrading from a previous generation, the console installed base increases. As the installed base for a particular console increases, we are generally able to increase our unit volume; however, these unit volumes often begin to decrease as consumers anticipate the release of next generation of consoles. In the U.S. and Europe, we believe the installed base for the current generation of consoles – the PlayStation 2, Xbox and Nintendo GameCube – increased significantly during the three and nine months ended December 31, 2004 as compared to the three and nine months ended December 31, 2003. In March 2004, Microsoft reduced the retail price of its Xbox console in the U.S. and in May 2004 Sony did the same with its PlayStation 2 console. In August 2004, both companies also reduced their console retail prices in Europe. As price reductions drive sales of consoles and the related installed base of these current generation consoles increases during fiscal 2005, we expect unit sales of current generation titles to remain strong. Accordingly, we believe the significant increase in the installed base for these consoles was a contributing factor to our total net revenue growth during the nine months ended December 31, 2004.

Software Prices. As current-generation console prices decrease, we expect more value-oriented consumers to become part of the interactive entertainment software market. We experienced this trend several years ago when prices were reduced on previous-generation consoles (e.g., Sony PlayStation and Nintendo 64). We believe that most hit titles will continue to be launched at premium price points and will maintain those premium price points longer than less popular games. However, as a result of a more value-oriented consumer base, and a greater number of software titles being published, we expect average software prices to gradually decline on current generation consoles, which may have a negative impact on our gross margin.

International Sales Growth. During the first nine months of fiscal 2005, net revenue from international sales accounted for approximately 47 percent of our total net revenue, up from 44 percent during the first nine months of fiscal 2004. Our third quarter increase in international net revenue was primarily driven by strong sales in Europe and Asia Pacific of Need for Speed: Underground 2. For the remainder of fiscal 2005, we anticipate that international net revenue will continue to increase – although not at the same rate as in fiscal 2004 – as we strengthen our presence in new territories (particularly in Asia) and as the console installed base expands outside of North America.

Foreign Exchange Impact. Given that a significant portion of our business is conducted internationally in foreign currency, fluctuations in currency prices can have a material impact on our results of operations. For example, the average exchange rate for the Euro, as compared to the U.S. dollar, increased from $1.18 per Euro during the three months ended December 31, 2003 to $1.26 per Euro during the three months ended December 31, 2004. As a result of the fluctuations in currency prices, we had a total foreign exchange benefit on net revenue of approximately $47 million during the three months ended December 31, 2004. Although we intend to continue to utilize foreign exchange forward and option contracts to either mitigate or hedge against some foreign currency exposures, we cannot predict the effect foreign currency fluctuations will have on us during the remainder of fiscal 2005.

Increasing Cost of Titles. Hit titles have become increasingly more expensive to produce and market as the platforms on which they are played continue to advance technologically and consumers demand continual improvements in the overall game play experience. We expect this trend to continue as (1) we require larger production teams to create our titles, (2) the technology needed to develop titles becomes more complex, (3) the number and nature of the platforms for which we develop titles increases and becomes more diverse, (4) the cost of licensing the third-party intellectual property we use in many of our titles increases, (5) we continue to develop additional Internet capabilities included in our products, and (6) we develop new methods to distribute our content via the Internet and on hand-held and wireless devices.

Expansion of Studio Resources and Technology. During fiscal 2004, as part of our effort to more efficiently utilize our resources and technology, we expanded our studio facilities in Los Angeles and Vancouver, allowing us to consolidate several smaller studios and resources. In fiscal 2005, we are devoting significant resources primarily to the overall expansion of our studios in North America and Europe. As we move through the life cycle of current generation consoles, we will devote increased resources to developing selected current generation titles and increase spending associated with tools and technologies for the next generation of platforms and technology. We also expect our overall studio expansions to enable us to support these investments and allow us to develop new titles. We expect these activities to increase our research and development expenses and decrease our third-party development costs, both as a percentage of total net revenue.

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

Leader in Interactive Sports Entertainment. We are a leading developer and publisher of interactive sports entertainment. Through our EA SPORTSTM lineup, we generate a significant portion of our revenue from product franchises such as FIFA Soccer, Madden NFL Football, NCAA Football, Tiger Woods Golf, NASCAR, NBA Basketball, and NCAA Basketball. We have recently taken a number of steps to strengthen our leadership position and enhance our products in the interactive sports category by entering into exclusive license agreements with ESPN, the NFL, PLAYERS, Inc. (the NFL players’ association), and the Arena Football League. In addition, we have long-standing, exclusive relationships with various sports organizations and celebrities, including FIFA, UEFA, NASCAR, Tiger Woods and the PGA TOUR, and, in the future, we may enter into other exclusive relationships with other sports partners. While we expect to generate increased revenue as a result of these agreements, it may not be enough to offset the impact of the associated costs on our gross profit, which could negatively affect our gross margin on these products.

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

Sales returns and allowances and bad debt reserves

We principally derive revenue from sales of packaged interactive software games designed for play on videogame platforms (such as the PlayStation 2, Xbox and Nintendo GameCube), PCs and hand-held game machines also known as mobile platforms (such as the Nintendo Game Boy Advance and Nintendo DS). Product revenue is recognized net of sales allowances. We also have stock-balancing programs for our PC products, which allow for the exchange of PC products by resellers under certain circumstances. We may decide to provide price protection for both our personal computer and videogame system products. In making this determination, we evaluate inventory remaining in the channel, the rate of inventory sell-through in the channel, and our remaining inventory on hand. It is our general practice to exchange products or give credits, rather than give cash refunds.

We estimate potential future product returns, price protection and stock-balancing programs related to current-period product revenue. We analyze historical returns, current sell-through of distributor and retailer inventory of our products, current trends in the videogame market and the overall economy, changes in customer demand and acceptance of our products and other related factors when evaluating the adequacy of the sales returns and price protection allowances. In addition, management monitors the volume of our sales to retailers and distributors and their inventories, as substantial overstocking in the distribution channel can result in high returns or substantial price protection requirements in subsequent periods. In the past, actual returns and price protection have not generally exceeded our reserves. However, actual returns and price protections may materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of product returns and/or price protection for our products may increase as the PlayStation 2, Xbox and Nintendo GameCube consoles move through their lifecycles and an increasing number and aggregate amount of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates changed, our returns and price protection reserves would change, which would impact the total net revenue we report. For example, if actual returns and/or price protection were significantly greater than the reserves we have established, our actual results would decrease our reported total net revenue. Conversely, if actual returns and/or price protection were significantly less than our reserves, this would increase our reported total net revenue.

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

Royalties & licenses

Our royalty expenses consist of payments to (1) content licensors, (2) independent software developers, and (3) co-publishing and/or distribution affiliates. License royalties consist of payments made to celebrities, professional sports organizations, movie studios and other organizations for our use of their trademark, copyright, personal publicity rights, content and/or other intellectual property. Royalty payments to independent software developers are payments for the development of intellectual property related to our games. Co-publishing and distribution royalties are payments made to third parties for delivery of product.

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

Minimum guaranteed royalty obligations are initially recorded as an asset and as a liability at the contractual amount when no significant performance remains with the licensor. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid rather than upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of December 31, 2004 and March 31, 2004, approximately $49 million and $63 million, respectively, of minimum guaranteed royalty obligations had been recognized.

Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. As of December 31, 2004, we had $76 million of royalty-based assets and $504 million of unrecognized minimum commitments not yet paid that could be impaired if our revenue estimates change.

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

Under current accounting standards, we make judgments about the remaining useful lives of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate a potential impairment in the remaining value of the assets recorded on our consolidated balance sheet. In order to determine if a potential impairment has occurred, management makes various assumptions about the future value of the asset by evaluating future business prospects and estimated cash flows. Our future net cash flows are primarily dependent on the sale of products for play on proprietary videogame consoles, hand-held game machines and PCs (collectively referred to as “platforms”). The success of our products is affected by our ability to accurately predict which platforms and which products we develop will be successful. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Due to product sales shortfalls, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge being recorded in the future. There were no impairment charges recorded in the three and nine months ended December 31, 2004 or December 31, 2003.

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

In addition, changes in our business, including acquisitions (such as Criterion and Digital Illusions C.E.), changes in our international structure, changes in the geographic location of business functions, changes in the geographic mix of income, as well as changes in our agreements with tax authorities, valuation allowances, the applicable accounting rules, the applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate and result in a variance between the projected effective tax rate for any quarters and final effective tax rate for the fiscal year. For example, in the three months ended March 31, 2004, we resolved certain tax-related matters with the Internal Revenue Service, which lowered our income tax expense by $19.7 million and resulted in a 2.5 percent rate reduction during the three months ended March 31, 2004. By contrast, adverse developments in audits or applicable law result in increases in our tax expense. Similarly, we could experience an increase in our tax expense if we take advantage of a new election that we are entitled to make under the U.S. income tax rules regarding the allocation between U.S. and foreign jurisdictions of tax deductions attributable to employee stock option compensation.

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

RESULTS OF OPERATIONS

Our fiscal year is reported on a 52/53-week period that ends on the final Saturday of March in each year. The results of operations for fiscal 2005 and 2004 contain 52 weeks. The results of operations for the fiscal quarters ended December 31, 2004 and December 31, 2003 each contain 13 weeks ending on December 25, 2004 and December 27, 2003, respectively. For simplicity of presentation, all fiscal periods are reported as ending on a calendar month end. On October 28, 2004, our Board of Directors approved a change in our fiscal year, such that beginning in fiscal 2006, we will end our fiscal year on the Saturday nearest March 31. This will result in fiscal 2006 being reported as a 53 week year with the first quarter containing 14 weeks instead of 13 weeks.

Net Revenue

We principally derive net revenue from sales of packaged interactive software games designed for play on videogame consoles (such as the PlayStation 2, Xbox and Nintendo GameCube), PCs and hand-held game machines also known as mobile platforms (such as the Nintendo Game Boy Advance and Nintendo DS). Additionally, in Europe and Asia we generate a significant portion of net revenue by marketing and selling third-party interactive software games through our established distribution network. We also derive net revenue from selling subscriptions to some of our online games, programming third-party web sites with our game content, allowing other companies to manufacture and sell our products in conjunction with other products, and selling advertisements in our games and on our online web pages.

From a geographical perspective, our total net revenue for the three and nine months ended December 31, 2004 and 2003 were as follows (in thousands):

	Three Months Ended December 31,				Increase /	%
	2004		2003		(Decrease)	Change

North America	$692,357	48.5%	$753,456	51.1%	$(61,099)	(8.1%)

Europe	665,913	46.6%	658,322	44.6%	7,591	1.2%
Asia Pacific	45,702	3.2%	42,775	2.9%	2,927	6.8%
Japan	23,879	1.7%	20,770	1.4%	3,109	15.0%

International	735,494	51.5%	721,867	48.9%	13,627	1.9%

Total Net Revenue	$1,427,851	100.0%	$1,475,323	100.0%	$(47,472)	(3.2%)

	Nine Months Ended December 31,					%
	2004		2003		Increase	Change

North America	$1,376,346	53.4%	$1,310,481	55.6%	$65,865	5.0%

Europe	1,065,556	41.4%	931,250	39.5%	134,306	14.4%
Asia Pacific	84,654	3.3%	74,863	3.1%	9,791	13.1%
Japan	48,664	1.9%	42,115	1.8%	6,549	15.6%

International	1,198,874	46.6%	1,048,228	44.4%	150,646	14.4%

Total Net Revenue	$2,575,220	100.0%	$2,358,709	100.0%	$216,511	9.2%

North America

For the three months ended December 31, 2004, net revenue in North America decreased by 8.1 percent as compared to the three months ended December 31, 2003. From a franchise perspective, the net revenue decrease was primarily due to (1) lower sales of products in the Medal of Honor franchise in fiscal 2005 as we only released on the PC platform in the three months ended December 31, 2004 as compared to four platforms in the three months ended December 31, 2003, (2) lower sales of products in the SSX and Harry Potter franchises as we did not release titles for these franchises in the three months ended December 31, 2004, and (3) lower net revenue from our EA SPORTS products primarily as a result of our price reduction on certain titles in the three months ended December 31, 2004. Together, decreased sales of products in these franchises resulted in a net revenue decrease of $151 million for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. This decrease was offset by a $93 million increase in sales of our products in our Need for Speed and NFL STREET franchises.

For the nine months ended December 31, 2004, net revenue in North America increased by 5.0 percent as compared to the nine months ended December 31, 2003. The net revenue increase was primarily driven by (1) higher sales of products in the Need for Speed, Fight Night and Bond franchises, and (2) sales of products in fiscal 2005 of the NFL STREET franchise, which was introduced after the comparable period in fiscal 2004. Together, these items resulted in a net revenue increase of $196 million for the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003. This increase was offset by a $124 million decrease in sales of products in our Medal of Honor and NBA STREET franchises during the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003.

Europe

For the three months ended December 31, 2004, net revenue in Europe increased by 1.2 percent as compared to the three months ended December 31, 2003. We estimate foreign exchange rates (primarily the Euro and the British pound sterling) strengthened reported European net revenue by approximately $45 million, or 7 percent, for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. The net revenue increase was primarily due to higher sales of products in our Need for Speed, Bond, The Sims and Def Jam franchises in the three months ended December 31, 2004. Together, these items resulted in a net revenue increase of $158 million for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. This increase was primarily offset by (1) lower sales of products in our Medal of Honor and Lord of the Rings franchises as well as (2) lower sales from our Harry Potter and SSX franchises as we did not release new titles in these franchises in the three months ended December 31, 2004. Together, the lower sales in these franchises resulted in a reduction of net revenue of $151 million in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.

For the nine months ended December 31, 2004, net revenue in Europe increased by 14.4 percent as compared to the nine months ended December 31, 2003. We estimate foreign exchange rates (primarily the Euro and the British pound sterling) strengthened reported European net revenue by approximately $76 million, or 8 percent, for the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003. The net revenue increase was primarily due to (1) higher sales of products in our Need for Speed, The Sims and Burnout franchises and (2) UEFA Euro 2004, which was released during the three months ended June 30, 2004 in conjunction with the UEFA Euro 2004 football tournament held in Europe. Together, these items resulted in a net revenue increase of $243 million during the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003. This increase was partially offset by lower sales of products in our Medal of Honor, SSX, and Lord of the Rings franchises and our co-published title Freedom Fighters, which reduced net revenue by $112 million in the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003.

Asia Pacific

For the three months ended December 31, 2004, net revenue from sales in the Asia Pacific region, excluding Japan, increased by 6.8 percent as compared to the three months ended December 31, 2003. The growth in net revenue was primarily due to higher sales of products in our Need for Speed franchise, partially offset by lower sales of products in our Medal of Honor and Lord of the Rings franchises. We estimate foreign exchange rates strengthened reported Asia Pacific net revenue by approximately $2 million, or 5 percent, for the three months ended December 31, 2004.

For the nine months ended December 31, 2004, net revenue from sales in the Asia Pacific region, excluding Japan, increased by 13.1 percent as compared to the nine months ended December 31, 2003. The growth in net revenue was primarily due to higher sales of products in our Need for Speed franchise, partially offset by lower sales of products in our Medal of Honor franchise. We estimate foreign exchange rates strengthened reported Asia Pacific net revenue by approximately $5 million, or 7 percent, for the nine months ended December 31, 2004.

Japan

For the three months ended December 31, 2004, net revenue from sales in Japan increased by 15.0 percent as compared to the three months ended December 31, 2003, primarily due to (1) higher sales of products in our Burnout, Need for Speed, Lord of the Rings and Ultima Online franchises, and (2) revenue from the distribution of Star Wars Battlefront. These increases were partially offset by lower sales of products in our Medal of Honor franchise as compared to the three months ended December 31, 2003. In addition, we estimate foreign exchange rates strengthened reported Japan net revenue by approximately $1 million, or 3 percent, for the three months ended December 31, 2004.

For the nine months ended December 31, 2004, net revenue from sales in Japan increased by 15.6 percent as compared to the nine months ended December 31, 2003, primarily due to (1) revenue from the distribution of Gundam GNO 2 and Star Wars Battlefront, and (2) higher sales of the Need for Speed, Burnout and Lord of the Rings franchises. These increases were partially offset by lower sales of the Medal of Honor franchise. In addition, we estimate foreign exchange rates strengthened reported Japan net revenue by approximately $2 million, or 5 percent, for the nine months ended December 31, 2004.

Our total net revenue by product line for the three and nine months ended December 31, 2004 and 2003 were as follows (in thousands):

	Three Months Ended December 31,				Increase/	%
	2004		2003		(Decrease)	Change

PlayStation 2	$660,701	46.3%	$731,587	49.6%	$(70,886)	(9.7%)
PC	238,791	16.7%	219,939	14.9%	18,852	8.6%
Xbox	233,300	16.3%	204,565	13.9%	28,735	14.0%
Nintendo GameCube	109,361	7.6%	103,804	7.0%	5,557	5.4%
Mobile Platforms	55,093	3.9%	57,194	3.9%	(2,101)	(3.7%)
Subscription Services	13,784	1.0%	11,781	0.8%	2,003	17.0%

EA Studio Net Product Revenue	1,311,030	91.8%	1,328,870	90.1%	(17,840)	(1.3%)
Co-publishing and Distribution	78,530	5.5%	122,305	8.3%	(43,775)	(35.8%)
Advertising, Programming, Licensing, and Other	38,291	2.7%	24,148	1.6%	14,143	58.6%

Total Net Revenue	$1,427,851	100.0%	$1,475,323	100.0%	$(47,472)	(3.2%)

	Nine Months Ended December 31,				Increase/	%
	2004		2003		(Decrease)	Change

PlayStation 2	$1,134,516	44.1%	$1,071,136	45.4%	$63,380	5.9%
PC	446,244	17.3%	393,299	16.7%	52,945	13.5%
Xbox	432,446	16.8%	304,777	13.0%	127,669	41.9%
Nintendo GameCube	173,966	6.8%	149,511	6.3%	24,455	16.4%
Mobile Platforms	83,162	3.2%	63,362	2.7%	19,800	31.2%
Subscription Services	38,778	1.5%	36,536	1.5%	2,242	6.1%

EA Studio Net Product Revenue	2,309,112	89.7%	2,018,621	85.6%	290,491	14.4%
Co-publishing and Distribution	194,635	7.5%	286,364	12.1%	(91,729)	(32.0%)
Advertising, Programming, Licensing, and Other	71,473	2.8%	53,724	2.3%	17,749	33.0%

Total Net Revenue	$2,575,220	100.0%	$2,358,709	100.0%	$216,511	9.2%

PlayStation 2

In the three and nine months ended December 31, 2004, net revenue from PlayStation 2 products decreased $71 million and increased $63 million, respectively, as compared to the corresponding periods in the prior year. As a percentage of total net revenue, sales of PlayStation 2 products decreased by 3.3 percent and 1.3 percent in the three and nine months ended December 31, 2004, respectively. The decrease in net revenue for the three months ended December 31, 2004 was primarily driven by a decrease in the number of titles released from 11 in the three months ended December 31, 2003 to nine during the three months ended December 31, 2004. In particular, we experienced lower sales of products from our Medal of Honor franchise as we did not release a new title on this console in the three months ended December 31, 2004. These decreases were partially offset by higher sales in the Need for Speed franchise as compared to the three months ended December 31, 2003. The increase in net revenue for the nine months ended December 31, 2004 was primarily driven by (1) an increase in the number of titles released from 20 in the nine months ended December 31, 2003 to 21 during the nine months ended December 31, 2004, (2) growth in the installed base driven by Sony’s price reductions in the U.S. in May 2004 and in Europe in August 2004, and (3) overall greater demand for our products.

PC

In the three and nine months ended December 31, 2004, net revenue from PC-based products increased $19 million and $53 million, respectively, as compared to the corresponding periods in the prior year. As a percentage of total net revenue, sales of PC products increased by 1.8 percent and 0.6 percent during the three and nine months ended December 31, 2004, respectively.

The increase in net revenue was primarily due to higher sales of products from our Medal of Honor and Lord of the Rings franchises, partially offset by lower sales of products from our Command and Conquer and Harry Potter franchises for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. The increase in net revenue for the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003 was primarily due to higher sales of products from our Sims franchise. We released seven and 16 titles for the PC during the three and nine months ended December 31, 2004, respectively, as compared to seven and 19 titles released in the three and nine months ended December 31, 2003, respectively.

Xbox

In the three and nine months ended December 31, 2004, net revenue from Xbox products increased $29 million and $128 million, respectively, as compared to the corresponding periods in the prior year. As a percentage of total net revenue, sales of Xbox products increased by 2.4 percent and 3.8 percent, respectively, in the three and nine months ended December 31, 2004 due to the continued growth in the installed base driven by Microsoft’s price reductions in the U.S. in March 2004 and in Europe in August 2004 as well as the overall greater demand for our products. We released nine and 20 titles on the Xbox platform during the three and nine months ended December 31, 2004, respectively, as compared to 11 and 18 titles released in the three and nine months ended December 31, 2003, respectively.

Nintendo GameCube

In the three and nine months ended December 31, 2004, net revenue from Nintendo GameCube products increased $6 million and $24 million, respectively, as compared to the corresponding periods in the prior year. As a percentage of total net revenue, sales of Nintendo GameCube products increased by 0.6 percent and 0.5 percent, respectively, in the three and nine months ended December 31, 2004. The increase in net revenue was primarily due to the continued growth in the installed base of the Nintendo GameCube driven by Nintendo’s price reduction in the U.S. in September 2003. We released seven and 15 titles on the Nintendo GameCube platform during the three and nine months ended December 31, 2004, respectively, as compared to nine and 16 titles released in the three and nine months ended December 31, 2003, respectively.

Mobile Platforms

In the three and nine months ended December 31, 2004, net revenue from Mobile Platform products decreased $2 million and increased $20 million, respectively, as compared to the corresponding periods in the prior year. Mobile Platform products include all mobile devices such as hand-held and cell phones. The decrease in the three months ended December 31, 2004 as compared to December 31, 2003 was due to the Game Boy Advance platform. This was a result of higher sales of products from our Harry Potter franchise in the prior year as we did not release a new title for this franchise in the three months ended December 31, 2004. This decrease was partially offset by the release of three titles on the Nintendo DS, a new platform we began supporting during the three months ended December 31, 2004. The increase in net revenue for the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003 was primarily due to (1) the release of three titles on the Nintendo DS in fiscal 2005 and (2) higher revenue for the Game Boy Advance platform as a result of higher sales of products from our Need for Speed franchise, partially offset by lower sales of the Lord of the Rings franchise in fiscal 2005 as compared to fiscal 2004.

Co-Publishing and Distribution

In the three and nine months ended December 31, 2004, net revenue from co-publishing and distribution products decreased $44 million and $92 million, respectively, as compared to the corresponding periods in the prior year. The decrease for the three months ended December 31, 2004 as compared to December 31, 2003 was primarily due to higher net revenue in fiscal 2004 resulting from sales of Freedom Fighters and Looney Tunes: Back in Action. The decrease for the nine months ended December 31, 2004 as compared to December 31, 2003 was primarily due to higher net revenue in fiscal 2004 resulting from sales of Soul Calibur II and Freedom Fighters. We released two and four co-publishing titles during the three and nine months ended December 31, 2004, respectively, as compared to four and ten co-publishing titles during the three and nine months ended December 31, 2003, respectively.

Advertising, Programming, Licensing and Other

In the three months ended December 31, 2004, net revenue from advertising, programming, licensing and other products increased from $24 million to $38 million as compared to the three months ended December 31, 2003. The increase was primarily due to licensing revenue related to the Nokia N-Gage platform.

In the nine months ended December 31, 2004, net revenue from advertising, programming, licensing and other products increased from $54 million to $71 million as compared to the nine months ended December 31 2003. The increase was primarily due to licensing revenue related to the Nokia N-Gage platform.

Cost of Goods Sold

Cost of goods sold for our disk-based and cartridge-based products consists of (1) product costs, (2) certain royalty expenses for celebrities, professional sports and other organizations and independent software developers, (3) manufacturing royalties, net of volume discounts, (4) expenses for defective products, (5) write-offs of post-launch prepaid royalty costs, (6) amortization of certain intangible assets, and (7) operations expenses. Cost of goods sold for our online product subscription business consists primarily of data center and bandwidth costs associated with hosting our web sites, credit card fees and royalties for use of third-party properties. Cost of goods sold for our web site advertising business primarily consists of ad-serving costs.

Costs of goods sold for the three and nine months ended December 31, 2004 and 2003 were as follows (in thousands):

	December 31,	% of Net	December 31,	% of Net
	2004	Revenue	2003	Revenue	% Change

Three months ended	$502,763	35.2%	$513,255	34.8%	(2.0%)

Nine months ended	$963,429	37.4%	$876,980	37.2%	9.9%

In the three months ended December 31, 2004, cost of goods sold as a percentage of total net revenue increased by 0.4 percent to 35.2 percent from 34.8 percent for the three months ended December 31, 2003. The increase was primarily due to a 2.2 percent increase in inventory-related, online and warranty costs, offset by a 1.8 percent decrease in overall royalty costs, all as a percentage of total net revenue. In addition, we also experienced a decrease in the average selling price of our titles primarily as a result of our decision to lower pricing on selected North American EA SPORTS titles.

The 2.2 percent increase was primarily the result of:

•	A 1.5 percent increase in inventory-related costs, which was primarily the result of nonrecurring rebates across several titles in the three months ended December 31, 2003.

•	A 0.7 percent increase in warranty costs and online costs.

The 1.8 percent offset from royalty costs was primarily the result of:

•	Lower co-publishing and distribution royalties as a percentage of total net revenue due to the lower mix of co-publishing and distribution net revenue during the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. Lower co-publishing and distribution royalties as a percentage of total net revenue increased gross margin by approximately 1.3 percent.

•	Lower third-party development royalties as a percentage of total net revenue primarily due to a higher mix of internally developed titles versus externally developed titles in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. Lower development royalties as a percentage of total net revenue increased gross margin by approximately 1.0 percent.

•	Partially offset by higher license royalties as a percentage of total net revenue primarily due to the mix of titles in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. Higher license royalties as a percentage of total net revenue decreased gross margin by approximately 0.5 percent.

In the nine months ended December 31, 2004, cost of goods sold as a percentage of total net revenue increased by 0.2 percent to 37.4 percent from 37.2 percent for the nine months ended December 31 2003. The increase was primarily due to a 2.4 percent increase in inventory-related, online and warranty costs, offset by a 2.2 percent decrease in overall royalty costs, all as a percentage of total net revenue. The reasons for these changes are similar to those discussed for the three months ended December 31, 2004.

Cost of goods sold as a percentage of total net revenue may increase during the remainder of fiscal 2005 as compared to fiscal 2004 as a result of (1) a gradual decrease in average selling prices as current-generation platforms mature and our industry transitions to next-generation technology, (2) overall product mix, and (3) higher inventory-related costs offset by lower co-publishing and distribution royalties, both as a percentage of total net revenue.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs and advertising, marketing and promotional expenses, net of advertising expense reimbursements from third parties.

Marketing and sales expenses for the three and nine months ended December 31, 2004 and 2003 were as follows (in thousands):

	December 31,	% of Net	December 31,	% of Net
	2004	Revenue	2003	Revenue	$ Change	% Change

Three months ended	$132,422	9.3%	$180,174	12.2%	$(47,752)	(26.5%)

Nine months ended	$303,160	11.8%	$303,299	12.9%	$(139)	0.0%

Marketing and sales expenses decreased by 26.5 percent and remained flat, for the three and nine months ended December 31, 2004, respectively, as compared to the three and nine months ended December 31, 2003, primarily due to:

•	A decrease of $57 million and $19 million in the three and nine months ended December 31, 2004, respectively, in our marketing and advertising, promotional expenses and related contracted services primarily due to fewer campaigns for major title launches and lower spending on sequels.

•	Offset by an increase of $9 million and $19 million in the three and nine months ended December 31, 2004, respectively, in personnel-related costs due to an increase in headcount and an increase in facilities-related expenses, both to help support the growth of our marketing and sales functions worldwide.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, and allowances for bad debts.

General and administrative expenses for the three and nine months ended December 31, 2004 and 2003 were as follows (in thousands):

	December 31,	% of Net	December 31,	% of Net
	2004	Revenue	2003	Revenue	$ Change	% Change

Three months ended	$77,998	5.5%	$71,992	4.9%	$6,006	8.3%

Nine months ended	$155,095	6.0%	$138,784	5.9%	$16,311	11.8%

For the three and nine months ended December 31, 2004, general and administrative expenses increased by 8.3 percent and 11.8 percent, respectively, as compared to the three and nine months ended December 31, 2003 primarily due to:

•	An increase of $19 million and $23 million in the three and nine months ended December 31, 2004, respectively, primarily due to an increase in headcount and other personnel-related costs to help support the growth of our administrative functions worldwide.

•	An increase of $4 million and $18 million in the three and nine months ended December 31, 2004, respectively, in professional and contracted services along with other costs to support our business.

The above increases were partially offset by the following:

•	A decrease of $11 million and $17 million in the three and nine months ended December 31, 2004, respectively, in facilities-related expenses primarily due to accelerated depreciation on equipment and software that were replaced and to write-off assets that were taken out of service in the prior fiscal year.

•	A decrease of $9 million and $8 million in the three and nine months ended December 31, 2004, respectively, in our investment in strategic university relationships.

Research and Development

Research and development expenses consist of expenses incurred by our production studios for personnel-related costs, consulting, equipment depreciation and any impairment of prepaid royalties for pre-launch products. Research and development expenses for our online business include expenses incurred by our studios consisting of direct development and related overhead costs in connection with the development and production of our online games. Research and development expenses also include expenses associated with development of web site content, network infrastructure direct expenses, software licenses and maintenance, and network and management overhead.

Research and development expenses for the three and nine months ended December 31, 2004 and 2003 were as follows (in thousands):

	December 31,	% of Net	December 31,	% of Net
	2004	Revenue	2003	Revenue	$ Change	% Change

Three months ended	$185,155	13.0%	$151,175	10.2%	$33,980	22.5%

Nine months ended	$472,636	18.4%	$355,790	15.1%	$116,846	32.8%

For the three and nine months ended December 31, 2004, research and development expenses increased by 22.5 percent and 32.8 percent, respectively, as compared to the three and nine months ended December 31, 2003 primarily due to:

•	An increase of $39 million and $90 million in the three and nine months ended December 31, 2004, respectively, in personnel-related costs primarily due to an increase in employee headcount in our Canadian and European studios, which included $4 million of stock-based employee compensation related to the Criterion acquisition.

•	An increase of $2 million and $10 million in the three and nine months ended December 31, 2004, respectively, in facilities-related expenses to help support the growth of our research and development functions worldwide.

These increases were partially offset in the three months ended December 31, 2004 by an overall decrease of approximately $8 million in external development expenses as a result of developing more of our titles internally. However, development expenses increased $16 million in the nine months ended December 31, 2004 primarily due to the development of new products with our co-publishing partners.

We expect increased research and development spending to continue for the remainder of fiscal 2005 as we continue to invest in next-generation tools and technologies, products for new platforms, and, to a lesser extent, as we increase spending on titles for the PC and current-generation console products.

Acquired In-Process Technology

Acquired in-process technology for the three and nine months ended December 31, 2004 and 2003 were as follows (in thousands):

	December 31,	% of Net	December 31,	% of Net
	2004	Revenue	2003	Revenue	$ Change

Three months ended	$9,400	0.7%	$–	0.0%	$9,400

Nine months ended	$9,400	0.4%	$–	0.0%	$9,400

The acquired in-process technology during both the three and nine months ended December 31, 2004 was a result of our acquisition of Criterion Software Group Ltd. See Note 4 of the Condensed Consolidated Financial Statements for additional information.

Interest and Other Income, Net

Interest and other income, net, for the three and nine months ended December 31, 2004 and 2003 were as follows (in thousands):

	December 31,	% of Net	December 31,	% of Net
	2004	Revenue	2003	Revenue	$ Change	% Change

Three months ended	$22,649	1.6%	$948	0.1%	$21,701	N/M

Nine months ended	$43,991	1.7%	$14,927	0.6%	$29,064	194.7%

For the three and nine months ended December 31, 2004, interest and other income, net, increased as compared to the three and nine months ended December 31, 2003 primarily due to:

•	An increase of $10 million and $8 million in the three and nine months ended December 31, 2004, respectively, due to a net gain from our foreign currency activities.

•	An increase of $6 million and $11 million in the three and nine months ended December 31, 2004, respectively, due to gains on investments.

•	An increase of $5 million and $9 million in the three and nine months ended December 31, 2004, respectively, in interest income as a result of higher average cash, cash equivalents and short-term investments balances in fiscal 2005.

Income Taxes

Income taxes for the three and nine months ended December 31, 2004 and 2003 were as follows (in thousands):

	December 31,	Effective	December 31,	Effective
	2004	Tax Rate	2003	Tax Rate	% Change

Three months ended	$166,832	30.8%	$166,160	29.8%	0.4%

Nine months ended	$216,450	30.4%	$208,822	30.0%	3.7%

Our effective income tax rate reflects tax benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35.0 percent. Our effective income tax rates were 30.8 percent and 30.4 percent for the three and nine months ended December 31, 2004, respectively. This differs from our previously projected annual effective tax rate of 29.0 percent due to an adjustment recorded in the third quarter of fiscal 2005 related to certain tax audit developments and nondeductible tax charges related to the Criterion acquisition. Excluding the third quarter charge related to certain tax audit developments and the nondeductible tax charges related to the Criterion acquisition, our effective income tax rate would have been approximately 29.0 percent for both the three and nine months ended December 31, 2004.

Our effective income tax rates were 29.8 percent and 30.0 percent for the three and nine months ended December 31, 2003, respectively. Our increased effective income tax rate in the three and nine months ended December 31, 2004 primarily reflects an adjustment recorded in the third quarter of fiscal 2005 related to certain tax audit developments and nondeductible tax charges related to the Criterion acquisition, offset by the projected geographic mix of taxable income subject to lower tax rates for fiscal 2005.

We are currently projecting an effective income tax rate of approximately 29.0 percent for the fourth quarter and full year fiscal 2005 before the impact of certain adjustments recorded in the third quarter of fiscal 2005 as discussed above and any tax charges associated with our acquisition of Digital Illusions C.E. In addition, our actual effective income tax rates for the fourth quarter, all of fiscal 2005 and future periods may fluctuate due to a variety of factors, including any possible taxes attributable to changes in our worldwide structure, the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, other acquisitions and foreign earnings repatriation back to the U.S. as discussed below.

We currently intend to indefinitely reinvest our accumulated foreign earnings outside the United States, and, accordingly, have not provided U.S. taxes that would be incurred if such earnings were repatriated back to the U.S.

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated in our current or subsequent fiscal year. The deduction would result in an approximate 5.25% federal tax on a portion of the foreign earnings repatriated. State, local and foreign taxes could apply as well. To qualify for this federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of our foreign earnings that we may repatriate subject to the Jobs Act deduction is $500 million.

We have historically considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. taxes have been provided thereon. As a result of the Jobs Act, we are in the process of evaluating whether we will change our intentions regarding a portion of our foreign earnings and take advantage of the repatriation provisions of the Jobs Act, and if so, the amount that we would repatriate. We may not take advantage of the new law at all. In addition to not having made a decision to repatriate any foreign earnings, we are not yet in a position to accurately determine the impact of a qualifying repatriation, should we choose to make one, on our income tax expense for fiscal 2005 or fiscal 2006. Accordingly, our projected tax expense for fiscal 2005 does not reflect any taxes attributable to a possible repatriation. If we decide to repatriate a portion of our foreign earnings, we would be required to recognize income tax expense related to the federal, state, local and foreign taxes that we would incur on the repatriated earnings when the decision is made. We estimate that the reasonably possible amount of the income tax expense could be up to $35 million.

Impact of Recently Issued Accounting Standards

In March 2004, the Financial Accounting Standards Board (“FASB”) ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In September 2004, the FASB issued a proposed Staff Position (“FSP”) EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1”. The proposed FSP will provide measurement and recognition guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads. The FASB has delayed the effective date of the FSP until such time that they issue the final standard. Management is unable to determine what impact the adoption of the measurement and recognition guidance in EITF Issue No. 03-1 will have on our financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs – an amendment of ARB No. 43, Chapter 4”. SFAS 151 amends the guidance in Accounting Research Bulletin (“ARB”) 43, “Restatement and Revision of Accounting Research Bulletins”, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchange of Non-monetary Assets – an amendment of APB Opinion No. 29”. SFAS 153 amends Accounting Principles Board Opinion (“APB”) No. 29, “Accounting for Nonmonetary transactions”, to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not believe the adoption of SFAS 153 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS 123, supersedes APB 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. We are required to adopt SFAS 123R no later than our second quarter of fiscal 2006 which ends September 30, 2005. While the fair value method under SFAS 123R is very similar to the fair value method under SFAS 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS 123 permits us to recognize forfeitures as they occur while SFAS 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS 123R will also require a classification change in the statement of cash flows; whereby, a portion of the tax benefit from stock options will move from operating cash flows to financing cash flows (total cash flows will remain unchanged). While we continue to evaluate the impact of SFAS 123R on our financial statements, we believe that the expensing of stock-based compensation will have an impact on our Condensed Consolidated Income Statement similar to our pro forma disclosure under SFAS 123, as amended.

LIQUIDITY AND CAPITAL RESOURCES

	As of December 31,
(In millions)	2004	2003	Increase

Cash, cash equivalents and short-term investments	$2,565	$1,825	$740
Marketable equity securities	4	2	2

	$2,569	$1,827	$742

Percentage of total assets	57.9%	53.8%

	Nine Months Ended
	December 31,	December 31,	Increase /
(In millions)	2004	2003	(Decrease)

Cash provided by operating activities	$160	$107	$53
Cash used in investing activities	(1,476)	(669)	(807)
Cash provided by financing activities	116	164	(48)
Effect of foreign exchange on cash and cash equivalents	13	21	(8)

Net decrease in cash and cash equivalents	$(1,187)	$(377)	$(810)

Changes in Cash Flow
During the nine months ended December 31, 2004, we generated $160 million of cash from operating activities as compared to $107 million for the nine months ended December 31 2003. The increase in operating cash flow was primarily the result of the timing and collection of our sales in the nine months ended December 31, 2004. We expect to make significant cash payments related to our investments in Ubisoft Entertainment and Digital Illusions C.E. (investing activities) and for income tax installments in our fourth quarter; however, we expect to generate significant operating cash flow during the remainder of fiscal 2005. For the nine months ended December 31, 2004, our primary use of cash in non-operating activities consisted of net purchases of $1,351 million in short-term investments, $83 million in capital expenditures, primarily related to the expansions of our Los Angeles and Vancouver studios as well as upgrades to our worldwide ERP systems, $60 million for our acquisition of Criterion Software Group Ltd., and $31 million towards the repurchase and retirement of our common stock. These non-operating expenditures were partially offset by $147 million in proceeds from the sale of our common stock through stock plans and $16 million in proceeds from the sale of property during the nine months ended December 31, 2004. We anticipate making continued capital investments in our Vancouver studio during the remainder of fiscal 2005.

Receivables, net
Our gross accounts receivable balances were $1,098 million and $367 million as of December 31, 2004 and March 31, 2004, respectively. The increase in our accounts receivable balance was expected due to our seasonal product release schedule. We expect to collect a significant portion of these receivables in January and February 2005. Reserves for sales returns, pricing allowances and doubtful accounts increased from $155 million as of March 31, 2004 to $206 million as of December 31, 2004. Our reserves remained relatively constant as a percentage of trailing nine month total net revenue as of December 31, 2004 as compared to the trailing nine month total net revenue as of December 31, 2003. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, price protection and allowances.

Inventories
Inventories increased to $84 million as of December 31, 2004 from $55 million as of March 31, 2004 primarily due to the seasonality of our business. No single title represented more than $7 million of inventory as of December 31, 2004.

Other current assets
Other current assets increased to $183 million as of December 31, 2004 from $162 million as of March 31, 2004 primarily due to non-trade receivables and prepaid marketing and advertising costs.

Accounts payable
Accounts payable increased to $196 million as of December 31, 2004 from $114 million as of March 31, 2004 primarily due to higher inventory costs and the overall seasonality of our business during the three months ended December 31, 2004.

Accrued and other liabilities
Our accrued and other liabilities increased to $868 million as of December 31, 2004 from $630 million as of March 31, 2004, primarily as a result of increases in income and other taxes, accrued compensation and benefits and deferred revenue. We anticipate that our accrued and other liabilities balance will decrease during our fourth quarter as we make income tax installment payments and other operational payments.

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

A portion of our cash is generated from operations domiciled in foreign tax jurisdictions (approximately $528 million as of December 31, 2004) that is designated as indefinitely reinvested in the respective tax jurisdiction. While we have no plans to repatriate these funds to the United States in the short-term, if we were required to do so to fund our operations in the United States, we would accrue and pay additional taxes in connection with their repatriation. As discussed above, we are in the process of evaluating whether we will repatriate foreign earnings under the repatriation provisions of the Jobs Act.

On October 18, 2004, our Board of Directors authorized a program to repurchase up to an aggregate of $750 million of shares of our common stock. Pursuant to the authorization, we may repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions over the course of a twelve-month period. During the three months ended December 31, 2004, we repurchased and retired 655,500 shares of our common stock for approximately $31 million.

On January 8, 2004, we filed an amended registration statement on Form S-3 with the SEC. This registration statement, including the base prospectus contained therein, became effective on January 15, 2004 and uses a “shelf” registration process. This shelf registration statement allows us, at any time, to offer any combination of securities described in the prospectus in one or more offerings up to a total amount of $2 billion. Unless otherwise specified in a prospectus supplement accompanying the base prospectus, we will use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes, including for working capital, financing capital expenditures, research and development, marketing and distribution efforts and, if opportunities arise, for acquisitions or strategic alliances. Pending such uses, we may invest the net proceeds in interest-bearing securities. In addition, we may conduct concurrent or other financings at any time.

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

Contractual Obligations and Commercial Commitments

Letters of Credit
In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables of up to €18 million. The standby letter of credit expires in July 2005. As of December 31, 2004, we had €1 million payable to Nintendo of Europe covered by this standby letter of credit.

In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC as a replacement for our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to $1 million. The standby letter of credit expires in December 2006. As of December 31, 2004, we did not have a payable balance on this standby letter of credit.

Development, Celebrity, League and Content Licenses: Payments and Commitments
The products produced by our studios are designed and created by our employee designers, artists, software programmers and by non-employee software developers (“independent artists” or “third-party developers”). We typically advance development funds to the independent artists and third-party developers during development of our games, usually in installment payments made upon the completion of specified development milestones. Contractually, these payments are considered advances against subsequent royalties on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers. In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA and UEFA (professional soccer); NASCAR (stock car racing); John Madden (professional football); National Basketball Association (professional basketball); PGA TOUR (professional golf); Tiger Woods (professional golf); National Hockey League and NHLPA (professional hockey); Warner Bros. (Harry Potter, Catwoman and Superman); MGM/Danjaq (James Bond); New Line Productions (The Lord of the Rings); National Football League and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); ISC (stock car racing); Island Def Jam (fighting) and Viacom Consumer Products (The Godfather). These developer and content license commitments represent the sum of (i) the cash payments due under non-royalty-bearing licenses and services agreements, and (ii) the minimum payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations and commercial commitments as of December 31, 2004, and the effect we expect them to have on our liquidity and cash flow in future periods (in thousands):

	Contractual Obligations			Commercial Commitments
Fiscal Year		Developer/		Bank and	Letters
Ending		Licensor		Other	of
March 31,	Leases (1)	Commitments (2)	Marketing	Guarantees	Credit	Total

2005 (remaining three months)	$9,419	$34,872	$1,734	$1,845	$1,165	$49,035
2006	32,207	112,173	21,092	225	–	165,697
2007	25,290	105,266	17,686	201	–	148,443
2008	20,091	104,040	14,686	185	–	139,002
2009	14,362	105,303	14,686	184	–	134,535
Thereafter	43,498	91,072	14,687	184	–	149,441

Total	$144,867	$552,726	$84,571	$2,824	$1,165	$786,153

(1) See discussion on operating leases in the “Off-Balance Sheet Commitments” section below and Note 8 in the Notes to Condensed Consolidated Financial Statements, included in Item 1 hereof, for additional information.

(2) Developer/licensee commitments include $49 million of commitments to developers or licensors that have been included in our Condensed Consolidated Balance Sheet as of December 31, 2004 because the developer or licensor does not have any significant performance obligations to us. These commitments are included in both current and long-term assets and liabilities. During the three months ended December 31, 2004, our developer/licensor and marketing commitments increased primarily as a result of agreements we renewed with the National Football League and PLAYERS Inc.

On January 14, 2005, we entered into an exclusive long-term agreement with ESPN Inc.(“ESPN”) for the development and integrated marketing of ESPN content in EA SPORTS games, beginning in calendar 2006. The relationship will include established EA SPORTS franchises on current and next-generation platforms, which will be enhanced by ESPN telecast, print and online content, as well as new sports games based on ESPN media properties. The agreement runs until 2021, though ESPN has the option to terminate in 2016. In connection with this agreement, we committed to pay ESPN a minimum of approximately $190 million in royalties and advertising purchases through 2011. Over the remaining ten years of the agreement, we committed to pay ESPN up to a potential minimum amount of $600 million, subject to reduction based on a variety of factors, including: future sales volumes of certain of our sports and related titles; our ability to renew existing licenses; our ability to secure the consent of existing licensors to include ESPN content in the relevant EA SPORTS games; the future development of new ESPN-related properties; and early termination of the agreement by ESPN.

The lease commitments disclosed above exclude commitments included in our restructuring activities for contractual rental commitments of $24 million under real estate leases for unutilized office space, offset by $16 million of estimated future sub-lease income. These amounts were expensed in the periods of the related restructuring and are included in our accrued and other liabilities reported on our Condensed Consolidated Balance Sheet as of December 31, 2004. Please see Note 5 in the Notes to Condensed Consolidated Financial Statements, included in Item 1 hereof, for additional information.

Litigation
On July 29, 2004, a class action lawsuit, Kirschenbaum v. Electronic Arts Inc., was filed against us in Superior Court in San Mateo, California. The complaint alleges that we improperly classified “Image Production Employees” in California as exempt employees and seeks injunctive relief, unspecified monetary damages, interest and attorneys’ fees. The complaint was first amended on or about November 30, 2004 to add two former employees as named-plaintiffs, and amended again on or about January 5, 2005 to add another former employee as a named-plaintiff. The allegations in the complaint were not materially changed by the amendments. We have not yet responded to the complaint.

In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management, after review and consultation with counsel, considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.

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

Transactions with Related Parties

On June 24, 2002, we hired Warren Jenson and agreed to loan him $4,000,000, to be forgiven over four years based on his continuing employment. The loan does not bear interest. On June 24, 2004, pursuant to the terms of the loan agreement, we forgave two million dollars of the loan and provided Mr. Jenson approximately $1.6 million to offset the tax implications of the forgiveness. As of December 31, 2004, the remaining outstanding loan balance was $2,000,000, which will be forgiven on June 24, 2006, provided that Mr. Jenson has not voluntarily resigned his employment with us or been terminated for cause prior to that time. No additional funds will be provided to offset the tax implications of the forgiveness of the remaining two million dollars.

OFF-BALANCE SHEET COMMITMENTS

Lease Commitments
We lease certain of our current facilities and certain equipment under non-cancelable operating lease agreements. We are required to pay property taxes, insurance and normal maintenance costs for certain of our facilities and will be required to pay any increases over the base year of these expenses on the remainder of our facilities.

In February 1995, we entered into a build-to-suit lease with a third party for our headquarters facility in Redwood City, California, which was refinanced with Keybank National Association in July 2001 and expires in July 2006. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. Existing campus facilities developed in phase one comprise a total of 350,000 square feet and provide space for sales, marketing, administration and research and development functions. We have an option to purchase the property (land and facilities) for a maximum of $145 million or, at the end of the lease, to arrange for (i) an extension of the lease or (ii) sale of the property to a third party while we retain an obligation to the owner for approximately 90 percent of the difference between the sale price and the guaranteed residual value of up to $129 million if the sales price is less than this amount, subject to certain provisions of the lease.

In December 2000, we entered into a second build-to-suit lease with Keybank National Association for a five-year term beginning December 2000 to expand our Redwood City, California headquarters facilities and develop adjacent property adding approximately 310,000 square feet to our campus. Construction was completed in June 2002. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities provide space for sales, marketing, administration and research and development functions. We have an option to purchase the property for a maximum of $130 million or, at the end of the lease, to arrange for (i) an extension of the lease, or (ii) sale of the property to a third party while we retain an obligation to the owner for approximately 90 percent of the difference between the sale price and the guaranteed residual value of up to $119 million if the sales price is less than this amount, subject to certain provisions of the lease.

We believe the estimated fair values of both properties under these operating leases are in excess of their respective guaranteed residual values as of December 31, 2004.

For the two lease agreements with Keybank National Association, as described above, the lease rates are based upon the Commercial Paper Rate and require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of December 31, 2004.

		Actual as of
Financial Covenants	Requirement	December 31, 2004

Consolidated Net Worth	$2,057 million	$3,334 million
Fixed Charge Coverage Ratio	3.00	22.14
Total Consolidated Debt to Capital	60%	6.9%
Quick Ratio – Q1 & Q2	1.00	N/A
Q3 & Q4	1.75	13.89

In July 2003, we entered into a lease agreement with an independent third party (the “Landlord”) for a studio facility in Los Angeles, California, which commenced in October 2003 and expires in September 2013 with two five-year options to extend the lease term. Additionally, we have options to purchase the property after five and ten years based on the fair market value of the property at the date of sale, a right of first offer to purchase the property upon terms offered by the Landlord, and a right to share in the profits from a sale of the property. We have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. Existing campus facilities comprise a total of 243,000 square feet and provide space for research and development functions. Our rental obligation under this agreement is $50 million over the initial ten-year term of the lease. This commitment is offset by sublease income of $6 million for the sublet to an affiliate of the Landlord of 18,000 square feet of the Los Angeles facility, which commenced in October 2003 and expires in September 2013, with options of early termination by the affiliate after five years and by us after four and five years.

In June 2004, we entered into a lease agreement with an independent third party for a studio facility in Orlando, Florida, which commenced in January 2005 and expires in June 2010, with one five-year option to extend the lease term. The campus facilities comprise a total of 117,000 square feet, which we intend to use for research and development functions. We have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. Our rental obligation over the initial five-and-a-half year term of the lease is $13 million.

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

Our business is highly dependent on the success and timely release of new videogame platforms, on the continued availability of existing videogame platforms, as well as our ability to develop commercially successful products for these platforms.

We derive most of our revenue from the sale of products for play on videogame platforms manufactured by third parties, such as Sony’s PlayStation 2. The success of our business is driven in large part by the availability of an adequate supply of current generation videogame platforms, the timely release and success of new videogame hardware systems, our ability to accurately predict which platforms will be most successful in the marketplace, and our ability to develop commercially successful products for these platforms. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. If the platforms for which we are developing products are not released when anticipated, are not available in adequate amounts to meet consumer demand, or do not attain wide market acceptance, our revenue growth will suffer, we may be unable to fully recover the resources we have committed, and our financial performance will be harmed.

Our platform licensors set the royalty rates and other fees that we must pay to publish games for their platforms, and therefore have significant influence on our costs. If one or more of the platform licensors adopt a different fee structure for future game consoles or we are unable to obtain such licenses, our profitability will be materially impacted.

In the next few years, we expect our platform licensors to introduce new game machines into the market. For example, Sony has indicated that it plans to release a next-generation successor to the PlayStation 2 as soon as late 2005 or early 2006. In order to publish products for a new game machine, we must take a license from the platform licensor which gives the platform licensor the opportunity to set the fee structure that we must pay in order to publish games for that platform. Similarly, the platform licensors have retained the flexibility to change their fee structures for online gameplay and features for their consoles. The control that platform licensors have over the fee structures for their future platforms and online access makes it difficult for us to predict our costs and profitability in the medium to long term. It is also possible that platform licensors will not renew our licenses. Because publishing products for videogame consoles is the largest portion of our business, any increase in fee structures or failure to secure a license relationship would have a significant negative impact on our ability to generate revenues and/or profits.

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

Competition in our industry is intense, new products are regularly introduced, and a relatively small number of “hit” titles accounts for a significant portion of net revenue. If our competitors develop more successful products, offer competitive products at lower price points, or if we do not continue to develop consistently high-quality and well-received products, our revenue, margins, and profitability will decline.

If we are unable to maintain or acquire licenses to intellectual property, we will publish fewer hit titles and our revenue, profitability and cash flows will decline. Competition for these licenses may make them more expensive, and increase our costs.

Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from the major sports leagues and players associations. Similarly, many of our hit EA GAMES™ franchises, such as Bond, Harry Potter and Lord of the Rings, are based on key film and literary licenses. Competition for these licenses is intense. If we are unable to maintain these licenses and obtain additional licenses with significant commercial value, our revenues and profitability will decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs.

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

We are currently, and from time to time in the future may become, subject to other claims and litigation, which could be expensive, lengthy, and disruptive to normal business operations. In addition, the outcome of any claims or litigation may be difficult to predict and could have a material adverse effect on our business, operating results, or financial condition. For further information regarding certain claims and litigation in which we are currently involved, see “Part II – Item 1. Legal Proceedings” below.

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

Technology changes rapidly in our business, and if we fail to anticipate or successfully implement new technologies, the quality, timeliness and competitiveness of our products will suffer.

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products competitive in the market at the time they are released. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly than we can. In either case, our products may be technologically inferior to competitive products, less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products, then we may delay products until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product launch schedule or to keep up with our competition, which would increase our development expenses.

If we do not continue to attract and retain key personnel, we will be unable to effectively conduct our business. In addition, changes in accounting, legal and operational requirements could have a significant impact on our expenses and operating results.

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

We annually review and evaluate with the Compensation Committee of our Board of Directors the compensation and benefits that we offer our employees to ensure that we are able to attract and retain our talent. Within our regular review, we have considered recent changes in the accounting treatment of stock options, the competitive market for technical, creative, marketing and other personnel, and recent litigation filed against us alleging that we have improperly classified specific positions. Any changes we make to our compensation programs could result in increased expenses and have a significant impact on our operating results.

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

We also require compatibility code and the consent of Mircosoft and Sony in order to include online capabilities in our products for their respective platforms. As online capabilities for videogame platforms become more significant, Microsoft and Sony could restrict our ability to provide online capabilities for our console platform products. If Microsoft or Sony refused to approve our products with online capabilities or significantly impacted the financial terms on which these services are offered to our customers, our business could be harmed.

Our international net revenue is subject to currency fluctuations.

For the nine months ended December 31, 2004, international net revenue comprised 47 percent of our total net revenue. For the fiscal year ended March 31, 2004, international net revenue comprised 45 percent of total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the dollar. While we utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) and from time to time, foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to revenue generated by our operational subsidiaries), our results of operations and financial condition may, nonetheless, be adversely affected by foreign currency fluctuations.

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

We are in the process of examining our worldwide operating structure in light of changing tax laws, our current and anticipated business operations, and the pending expiration of an offshore advance pricing agreements with a foreign tax authority in December 2005 under which our current business operates. In addition, while our current intention is to invest indefinitely our undistributed foreign earnings offshore, we are in the process of evaluating whether we will change our intentions regarding a portion of our foreign earnings and take advantage of the repatriation provision of the Jobs Act, and if so, the amount that we would intend to repatriate. We may not take advantage of the new law at all. In addition to not having made a decision to repatriate any foreign earnings, we are not yet in a position to determine the impact of a qualifying repatriation, should we choose to make one, on our income tax expense for fiscal 2005 or fiscal 2006. Accordingly, our projected tax expense for fiscal 2005 does not reflect any taxes attributable to a possible repatriation.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC and national and international accounting standards bodies, the frequency of accounting policy changes may accelerate. For example, the FASB has issued a new standard that now requires us to adopt a different method of determining and accounting for the compensation expense of our employee stock options. This change, as well as other possible changes to accounting standards, could adversely affect our reported results of operations although not necessarily our cash flows. Further, accounting policies affecting software revenue recognition have been the subject of frequent interpretations, which could significantly affect the way we account for revenue related to our products. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

The majority of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.

In the U.S., during the nine months ended December 31, 2004, over 70 percent of our U.S. sales were made to six key customers. In Europe, our top ten customers accounted for over 35 percent of our sales in that territory in the nine months ended December 31, 2004. Worldwide, we had direct sales to one customer, Wal-Mart Stores, Inc., which represented 14 percent of total net revenue during the nine months ended December 31, 2004. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. Additionally, our receivables from these large customers increase significantly in the December quarter as they stock up for the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange forward and option contracts are used to either mitigate existing exposures or hedge anticipated exposures subject to market risk. We do not consider our cash and cash equivalents to be subject to interest rate risk due to their short maturities. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Risk
From time to time, we hedge our foreign currency risk related to anticipated future sales transactions by purchasing option contracts that generally have maturities of 15 months or less. If qualified, these transactions are designated as cash flow hedges. We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency denominated assets and liabilities, primarily certain intercompany receivables and payables. Our foreign exchange forward contracts are accounted for as derivatives whereby the fair value of the contracts are reflected as other current assets or other current liabilities and the associated gains and losses are reflected in interest and other income, net in the Condensed Consolidated Statements of Operations. These gains and losses are designed to offset gains and losses on the underlying foreign-currency-denominated assets and liabilities.

The following table provides information about our foreign currency forward and option contracts as of December 31, 2004. The information is provided in U.S. dollar equivalents. The weighted average contract rate is stated in terms of how many U.S. dollars would be purchased by one unit of foreign currency, with the exception of the last two contracts which are stated in terms of how many U.S. dollars would be purchased by one British pound. The forward contracts, all with a contractual term of less than one month, were transacted near month-end; therefore, the fair-value of the contracts is approximately zero. The fair-value of our forward and option contracts are recorded in other current assets on our Condensed Consolidated Balance Sheets.

	USD	Weighted-
	Notional	Average
(In thousands, except contract rates)	Amount	Contract Rate

Foreign currency to be sold under forward contracts:
Sell Euro / Buy USD	$398,876	1.3385
Sell British Pound / Buy USD	340,119	1.9138
Sell Australian Dollar / Buy USD	32,396	0.7622
Sell Canadian Dollar / Buy USD	21,757	0.8058
Sell Japanese Yen / Buy USD	21,595	0.0096
Sell Euro / Buy GBP	20,089	1.9138
Sell South African Rand / Buy GBP	5,113	1.9138

Total	$839,945

Option contracts purchased
Sell Euro / Buy U.S. Dollar	$68,750	1.2500

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

As of December 31, 2004, our cash equivalents and short-term investments included $2.3 billion of debt securities, consisting primarily of U.S. agency bonds and money market funds. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations. Short-term investments as of December 31, 2004 were expected to mature as follows: $662 million within one year; $747 million between one and two years; and $193 million between two and three years.

The table below presents the amounts and related weighted-average interest rates of our investment portfolio as of December 31, 2004 (in thousands):

	Weighted-
	Average
	Interest Rate	Cost	Fair Value

Cash equivalents
Variable rate	1.89%	$664,910	$664,910
Short-term investments
Fixed rate	2.26%	1,544,281	1,540,754
Variable rate	1.41%	60,503	60,808

		$2,269,694	$2,266,472

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

On July 29, 2004, a class action lawsuit, Kirschenbaum v. Electronic Arts Inc., was filed against us in Superior Court in San Mateo, California. The complaint alleges that we improperly classified “Image Production Employees” in California as exempt employees and seeks injunctive relief, unspecified monetary damages, interest and attorneys’ fees. The complaint was first amended on or about November 30, 2004 to add two former employees as named-plaintiffs, and amended again on or about January 5, 2005 to add another former employee as a named-plaintiff. The allegations in the complaint were not materially changed by the amendments. We have not yet responded to the complaint.

In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management, after review and consultation with counsel, considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 18, 2004, our Board of Directors authorized a program to repurchase up to an aggregate of $750 million of shares of our common stock. Pursuant to the authorization, we may repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions over the course of a twelve-month period. The following table summarizes the number of shares repurchased as of December 31, 2004:

			Total Number of	Maximum Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	Be Purchased Under the
	of Shares	Average Price	Announced	Program
Period	Purchased	Paid per Share	Program	(in millions)
October 1, 2004 – October 31, 2004	–	–	–	$750
November 1, 2004 – November 30, 2004	655,500	$46.98	655,500	$719
December 1, 2004 – December 31, 2004	–	–	–	$719

Item 6.	Exhibits

The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of this report:

Exhibit
	Number	Title

	15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

	31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

	32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC. (Registrant)

/s/ Warren C. Jenson
DATED:	WARREN C. JENSON
February 2, 2005	Executive Vice President,
Chief Financial and Administrative Officer

ELECTRONIC ARTS INC.

FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.