Form 10-K
period 2005-03-31
ELECTRONIC ARTS INC
filed 2005-06-07
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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
Common Stock, $0.01 par value
(Title of class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
The aggregate market value of the Registrant’s common stock, $0.01 par value, held by non-affiliates of the Registrant as of September 24, 2004, the last business day of the second fiscal quarter, was $9,497,198,145.
As of June 1, 2005 there were 306,511,866 shares of the Registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ELECTRONIC ARTS INC.
2005 FORM 10-K ANNUAL REPORT

		Page

PART I
Item 1.	Business	3
Item 2.	Properties	15
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 8.	Financial Statements and Supplementary Data	59
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	100
Item 9A.	Controls and Procedures	100
Item 9B.	Other Information	101

PART III
Item 10.	Directors and Executive Officers of the Registrant	102
Item 11.	Executive Compensation	102
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	102
Item 13.	Certain Relationships and Related Transactions	102
Item 14.	Principal Accounting Fees and Services	102

PART IV
Item 15.	Exhibits, Financial Statement Schedule	102
Signatures		106
Exhibit Index		108
EXHIBIT 10.05
EXHIBIT 10.08
EXHIBIT 10.35
EXHIBIT 21.01
EXHIBIT 23.01
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I
This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Report are forward looking. We use words such as “anticipate”, “believe”, “expect”, “intend”, “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors”, beginning on page 49.
Item 1:     Business
Overview
Electronic Arts develops, markets, publishes and distributes interactive software games (we sometimes refer to them as “titles”) that are playable by consumers on the following devices:

•	In-home video game players (such as the Sony PlayStation® 2, Microsoft Xbox® and Nintendo GameCubetm) — we call these players “consoles”,

•	Personal computers (PCs),

•	Mobile video game players (such as the PlayStation® Portable “PSPtm”, Game Boy® Advance and Nintendo DStm ) and cellular handsets — we call these “mobility” and

•	Online, over the Internet and other proprietary online networks.
We refer to consoles, PCs, mobility and online collectively as “platforms”.
We were initially incorporated in California in 1982. In September 1991, we reincorporated under the laws of Delaware. Our principal executive offices are located near San Francisco, California at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.
One of our strengths is our ability to publish interactive software games for multiple platforms. Our products that are designed to play on consoles and mobile platforms are published under license from the manufacturers of these platforms (for example, Sony for the PlayStation 2 and PSP, Microsoft for the Xbox and Nintendo for the Nintendo GameCube, Game Boy Advance and Nintendo DS) and we pay a fee to these platform manufacturers for technology and intellectual property, which enables us to publish products on their platforms. We invest in the creation of software tools to more efficiently develop games for multiple platforms. We also make investments in facilities and equipment that allow us to create and edit video and audio recordings that are used in our games. Since our inception, we have published games for over 45 different platforms.
Our product development methods and organization are modeled on those used in other sectors of the entertainment industry. Employees whom we call “producers” are responsible for overseeing the development of one or more products. The interactive software games that we develop and publish are broken down into three major categories: (1) EA studio products, (2) co-publishing products and (3) distribution products.
     EA Studio Products
We develop games internally at our development and production studios located near San Francisco, Los Angeles, Orlando (Florida), Chicago, Vancouver, Montreal, London and Tokyo. We also engage third parties to develop games on our behalf at their own development and production studios. We publish our EA Studio products under three major brands:

•	EA SPORTStm — We publish realistic sports simulation games under our EA SPORTS brand. Some of our recent products published under the EA SPORTS brand include Madden NFL 2005 (professional football), NCAA® Football 2005 (collegiate football), Rugby 2005, FIFA Soccer 2005

(professional soccer), NBA Live 2005, NCAA® March Madnesstm 2005 (collegiate basketball), Tiger Woods PGA TOUR® 2005 (professional golf), NHL® 2005 (professional hockey) and NASCAR 2005: Chase for the Cup (stock car racing),

•	EA GAMEStm — We publish a variety of games under our EA GAMES brand. Some of our recent products published under the EA GAMES brand include Burnout® 3: Takedowntm, The Lord of the Ringstm, The Third Agetm, GoldenEye: Rogue Agenttm, The Simstm 2, Need for Speed tm Underground 2 and Medal of Honortm Pacific Assault, and

•	EA SPORTS BIGtm — We publish arcade-style extreme sports and modified traditional sports games under our EA SPORTS BIG brand. Some of our recent products published under the EA SPORTS BIG brand include NFL STREET 2: Unleashed (football), Def Jam® Fight for NY tm (wrestling), NBA STREET Vol. 3 (basketball) and FIFA STREET (soccer).

     Co-publishing and Distribution Products
Through our EA Partners global business unit, we team with other game development companies that develop their own interactive software games with our assistance, which we then publish, market and distribute. An example of one of our recent co-publishing products is TimeSplitters Future Perfecttm, which was developed by Free Radical Design, a game development company located near London. We also distribute interactive software games that are developed by other companies. An example of one of our recent distribution products is Star Wars Knights of the Old Republic II: The Sith Lords, published by LucasArts, which we distributed in Japan.
Another strength of our business is that we develop product families (we call them “franchises”) around many of our products. For example, every year we release new versions of most of our EA SPORTS titles. Likewise, we have been successful in developing, marketing, publishing and distributing sequels to several of our EA GAMES and EA SPORTS BIG products. We also release products called “expansion packs” for PC titles that provide additional content (characters, storylines, settings, missions) for games that we have previously published. For example, we have published an expansion pack The Sims 2: University, which expands the characters, settings and gameplay of the original The Sims 2 game. We consider titles that iterate, sequel or spawn expansion packs to be franchise titles.
Method of Delivery
The console, PC and some mobile games that we publish are made available to consumers on a disk (usually CD, DVD or Universal Media Disc (“UMD”) format) or a cartridge that is packaged and typically sold in retail stores and through online stores (including our own online store). We refer to these as “packaged goods” products. In North America and Europe, our largest markets, these packaged goods products are sold primarily to retailers that may be mass market retailers (such as Wal-Mart), electronics specialty stores (such as Best Buy) or game software specialty stores (such as GameStop). We also maintain a smaller business where we license to manufacturers of products in related industries (for example, makers of personal computers or computer accessories) rights to include certain of our products with the manufacturer’s product or offer our products to consumers who have purchased the manufacturer’s product. We call these combined products “OEM bundles”.
There are three ways in which we publish games that are playable online by consumers: (1) we publish games that are playable only online. One type of these online-only games is called “persistent state worlds” or “massively multiplayer online games”. Players experience these games as interactive virtual worlds where thousands of other players can interact with one another. An example of our persistent state world products is Ultima Online. These persistent state world games are often sold to consumers in the form of a CD or DVD that contains much of the software necessary to play the game online. After loading the game disk on their PCs, players are able to log-on to servers that we make available in order to interact with other players; (2) other types of online-only games that we publish are available on the World Wide Web and include card games, puzzle games and word games (marketed under our “pogotm” brand), all of which are made available to consumers on our web site, www.pogo.com, and on certain online services provided by America Online, Inc.; and (3) we include online capability features in certain of our PC, PlayStation 2 and Xbox products, which enable consumers to participate in online communities and play against one another via the Internet.

Intellectual Property
Like other entertainment companies, our business is based on the creation, acquisition, exploitation and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology, and other technology and trade secrets that we use to develop our games and to make them run properly on the platforms. Other intellectual property is in the form of audio-visual elements that consumers can see, hear and interact with when they are playing our games — we call this form of intellectual property “content”.
Each of our products embodies a number of separate forms of intellectual property protection: the software and the content of our products are copyrighted; our product brands and names may be trademarks of ours or others; our products may contain voices and likenesses of actors, athletes and/or commentators (protected by personal publicity rights) and often contain musical compositions and performances that are also copyrighted. Our products also may contain other content licensed from others, such as trademarks, fictional characters, storylines and software code.
We acquire the rights to include these kinds of intellectual property in our products through license agreements such as those with sports leagues and player associations, movie studios and performing talent, music labels, music publishers and musicians. These licenses are typically limited to use of the licensed rights in products for specific time periods. In addition, our products that play on consoles, such as the Sony PlayStation 2, include technology that is owned by the console manufacturer and licensed non-exclusively to us for use. While we may have renewal rights for some licenses, our business and the justification for the development of many of our products is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights at reasonable rates.
Our products are susceptible to unauthorized copying. We typically distribute our PC products using copy protection technology that we license from other companies. In addition, console manufacturers, such as Sony, typically incorporate security devices in their consoles in an effort to prevent unlicensed use of products. Our primary protection against unauthorized use, duplication and distribution of our products is enforcement of our copyright and trademark interests. We typically own the copyright to the software code as well as the brand or title name trademark under which our products are marketed. We register our copyrights in the United States, and register our significant trademarks in multiple countries including the United States.
Market Segment
Historically, there have been multiple consoles available that play interactive software games like ours, and there has been vigorous competition between console manufacturers. While Sony has for the past several years been the clear business segment leader (with its PlayStation® and PlayStation 2 consoles), Microsoft and Nintendo are large and viable competitors, and PCs continue to be a strong interactive game platform. We develop and publish products for multiple platforms, and this diversification continues to be a cornerstone of our product strategy.
We currently develop or publish products for eleven different hardware platforms. In fiscal 2005, we released games designed to play on the PlayStation 2, Xbox, Nintendo GameCube, PlayStation, PC, Game Boy Advance, Nokia N-Gagetm, Sony PSP, Nintendo DS and the Internet. In fiscal 2006, we plan to release games designed for play on the PlayStation 2, Xbox, Xbox 360, Nintendo GameCube, PC, Game Boy Advance, Nokia N-Gage, Sony PSP, Nintendo DS, the Internet and cellular phones (among others).

Video Game Consoles
The current-generation of systems was initiated by the launch of Sony’s PlayStation 2 in fiscal 2001, and continued with the launches of the Nintendo GameCube and Microsoft’s Xbox in fiscal 2002. The following table details select information on a sample of the console platforms for which we have published titles:

		Year Introduced
Manufacturer	Video Game Console/Platform Name	in North America	Medium/Product Base	Technology

Sega	Genesis	1989	Cartridge	16-bit
Nintendo	Super NEStm	1991	Cartridge	16-bit
Matsushita	3DOtm Interactive Multiplayertm	1993	Compact Disk	32-bit
Sega	Saturn	1995	Compact Disk	32-bit
Sony	PlayStation	1995	Compact Disk	32-bit
Nintendo	Nintendo 64	1996	Cartridge	64-bit
Sony	PlayStation 2	2000	Digital Versatile Disk	128-bit
Nintendo	Nintendo GameCube	2001	Proprietary Optical Format	128-bit
Microsoft	Xbox	2001	Digital Versatile Disk	128-bit
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
Nintendo GameCube. Nintendo launched the Nintendo GameCube console in Japan in September 2001, in North America in November 2001 and in Europe in May 2002. The Nintendo GameCube plays games that are manufactured on a proprietary optical disk. We have published and are currently developing numerous products for the Nintendo GameCube.
Xbox. Microsoft launched the Xbox console in North America in November 2001, in Japan in February 2002 and in Europe in March 2002. The Microsoft Xbox is a 128-bit, DVD-based system that is Internet ready. In May 2004, we began to support the Xbox Live service with features including Quickmatch, Optimatch, gamertags, Xbox Live friends list, voice communication and EA messenger service. We have published and are currently developing numerous products for the Microsoft Xbox.

Mobile Video Game Platforms
While Nintendo has been the leading manufacturer of mobile video game platforms, Sony has recently entered this market with its PSP. The following table details select information on a sample of the mobile platforms for which we have published titles:

	Mobile Game Machine/	Year Introduced
Manufacturer	Platform Name	in North America

Nintendo	Game Boy	1989
Nintendo	Game Boy Color	1998
Nintendo	Game Boy Advance	2001
Nokia	N-Gage	2003
Nintendo	DS	2004
Sony	PSP	2005
Nintendo DS. Nintendo launched the Nintendo DS in North America in November 2004, in Japan in December 2004 and in Europe in March 2005. We have published several products and are currently developing several more products for the Nintendo DS.
Sony PSP. Sony launched the PSP in Japan in December 2004 and in North America in March 2005. The Sony PSP is a UMD based system. We have published several products and are currently developing and expect to develop numerous products for the Sony PSP.

Online Games
To date, we have had limited success in finding ways of generating revenue and profits from online games, including subscription fees, “pay-to-play fees”, micro transactions and advertising. In addition, we have had limited experience with developing optimal pricing strategies or predicting usage patterns for our online games. In our history, we have launched five persistent state world products with mixed results. While we have achieved success with Ultima Online, our other persistent state world products, most notably The Sims Online, have not met our expectations.
In fiscal 2004, we launched Club Pogotm, a subscription service for Pogo, offering exclusive games and premium features. We have over 800,000 paying subscribers as of March 31, 2005 up from 308,000 paying subscribers as of March 31, 2004.
Despite our limited success to date, we believe that online capability is integral to our existing and future products. The continued growth of the online sector of our industry will depend on the following key factors:

•	Growing interest in multiplayer games,

•	Willingness by consumers to pay for online game content,

•	Rapid innovation of new online entertainment experiences,

•	Mass market adoption of broadband technologies,

•	Convergence of online capabilities in next-generation consoles, and

•	Ability to create online products that are applicable in diverse global markets.

Next-Generation Consoles
During the next 18 months, we expect the next-generation of consoles to be released by Microsoft, Sony and Nintendo. Our early investment in products designed for play on 32 and 128-bit consoles, such as the PlayStation and PlayStation 2, respectively, has been strategically important in positioning us for the next-generation of consoles. We believe that such investment continues to be important as the next-generation of consoles is expected to introduce new complexities such as Blu-ray Disk-Read Only Memory (“BD-ROM”) and/or High-Definition video technologies. As we move through the life cycle of current-generation consoles, we will continue to devote resources to developing games for these consoles, while at the same time increasing our investment in tools and technologies for the next-generation of consoles.
Competition
We compete in the entertainment industry. At the most fundamental level, our products compete with other forms of entertainment, such as motion pictures, television and music, for the leisure time and discretionary spending of consumers. We believe that the software games segment is best viewed as a segment of the overall entertainment market. We believe that large software companies and media companies are increasing their focus on the software games segment of the entertainment market and as a result, may become more direct competitors. Several large software companies and media companies (e.g., Microsoft and Sony) have been publishing products that compete with ours for a long time, and other diversified media/entertainment companies (e.g., Time Warner and Disney) have announced their intent to significantly expand their software game publishing efforts in the future.
The software games business is highly competitive. It is characterized by the continuous introduction of new titles and the development of new technologies. Our competitors vary in size from very small companies with limited resources to very large, diversified corporations with greater financial and marketing resources than ours. Our business is driven by hit titles, which require ever-increasing budgets for development and marketing. As a result, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Competition is also based on product quality and features, timing of product releases, brand-name recognition, quality of in-game content, access to distribution channels, effectiveness of marketing and price.

We currently compete with Sony, Microsoft and Nintendo, each of which develop and publish software for their respective console platforms. We also compete with numerous companies which are, like us, licensed by the console manufacturers to develop and publish software games that operate on their consoles. These competitors include Activision, Atari, Capcom, Eidos, Koei, Konami, LucasArts, Midway, Namco, Sega, Take-Two Interactive, THQ, Ubisoft and Vivendi Universal Games, among others. As discussed above, diversified media companies such as Time Warner and Disney have also indicated their intent to significantly expand their software game publishing efforts in the future.
In addition to competing for product sales, we face heavy competition from other software game companies to obtain license agreements granting us the right to use intellectual property included in our products; and some of these content licenses are controlled by the diversified media companies, which intend to expand their software game publishing divisions.
Finally, the market for our products is characterized by significant price competition and we regularly face pricing pressures from our competitors. These pressures have, from time to time, required us to reduce our prices on certain products. Our experience has been that software game prices tend to decline once a generation of consoles has been in the market for a significant period of time due to the increasing number of software titles competing for acceptance by consumers and the anticipation of the next-generation of consoles.
Significant Relationships

Hardware Platform Companies
Sony. Under the terms of license agreements we entered into with Sony Computer Entertainment of America, Sony Computer Entertainment of Europe and Sony Computer Entertainment Inc. (Japan), we are authorized to develop and distribute DVD-based software products compatible with the PlayStation 2. Pursuant to these agreements, we engage Sony to supply PlayStation 2 DVDs for our products. Many of our PlayStation 2 products are capable of being played online by customers who have an online adaptor, which is manufactured and sold by Sony.
In fiscal 2005, approximately 43 percent of our net revenue was derived from sales of EA Studio games designed for play on the PlayStation 2, compared to 44 percent in fiscal 2004. We released 27 titles worldwide in fiscal 2005 for the PlayStation 2, compared to 24 titles in fiscal 2004. Our top five PlayStation 2 releases for fiscal 2005 were Need for Speed Underground 2, Madden NFL 2005, FIFA Soccer 2005, Burnout 3: Takedown and NBA LIVE 2005.
Microsoft. Under the terms of a license agreement we entered into with Microsoft, we are authorized to develop and distribute DVD-based software products compatible with the Xbox. We make many of our games capable of being played online via Microsoft’s Xbox Live service. Customers are able to play these products online once they have paid an Xbox Live subscription fee to Microsoft.
In fiscal 2005, approximately 16 percent of our net revenue was derived from sales of EA Studio games designed for play on the Xbox, compared to 13 percent in fiscal 2004. We released 26 titles worldwide in fiscal 2005 for the Xbox, compared to 21 titles in fiscal 2004. Our top five Xbox releases for the year were Need for Speed Underground 2, Madden NFL 2005, Burnout 3: Takedown, FIFA Soccer 2005 and NCAA Football 2005.
Nintendo. Under the terms of license agreements we entered into with Nintendo of America and Nintendo Company Ltd. (Japan), we are authorized to develop and distribute proprietary optical format disk products compatible with the Nintendo GameCube. Pursuant to these agreements, we engage Nintendo to supply Nintendo GameCube proprietary optical format disk products for our products.
In fiscal 2005 and 2004, approximately seven percent of our net revenue was derived from sales of EA Studio games designed for play on the Nintendo GameCube. We released 20 titles worldwide in fiscal 2005 for the Nintendo GameCube, compared to 19 titles in fiscal 2004. Our top five Nintendo GameCube releases for the year were Need for Speed Underground 2, Madden NFL 2005, Harry Potter and the Prisoner of Azkabantm, GoldenEye: Rogue Agent and The Lord of the Rings, The Third Age.

Content Licensors
Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from the major sports leagues and players associations. Similarly, many of our hit EA GAMES franchises, such as James Bond, Harry Potter and Lord of the Rings, are based on key film and literary licenses. In fiscal 2005, we entered into exclusive license agreements with ESPN, the NFL, PLAYERS, Inc. (the NFL players’ association), Collegiate Licensing Company (the licensing authority for NCAA football) and the Arena Football League. In addition, we have long-standing, exclusive relationships with various sports organizations and celebrities, including FIFA, UEFA (professional soccer), NASCAR, Tiger Woods and the PGA TOUR, and, in the future, we may enter into other exclusive relationships with other partners.
Products and Product Development
In fiscal 2005, we generated approximately 71 percent of our net revenue from EA Studio-produced products released during the year as compared to approximately 69 percent in fiscal 2004. During fiscal 2005, we introduced 35 EA Studios titles, representing 109 stock keeping units, or SKUs, compared to 32 EA Studios titles, comprising 97 SKUs, in fiscal 2004. In fiscal 2005, we had 31 titles that sold over one million units (aggregated across all platforms). In fiscal 2004, we had 27 titles and in fiscal 2003 we had 22 titles that sold over one million units (aggregated across all platforms). A SKU is a version of a title designed for play on a particular platform and intended for distribution in a particular territory. In fiscal 2005, we had one title, Need for Speed Underground 2, published on five different platforms which represented approximately 11 percent of our total net revenue. No title represented more than 10 percent of our total net revenue in fiscal 2004 while in fiscal 2003, we had one title, Harry Potter and the Chamber of Secretstm, published on seven different platforms, which represented approximately 10 percent of our total net revenue.
The products produced by EA Studios are designed and created by our employee designers and artists and by non-employee software developers (we call them “independent artists” or “third-party developers”). We typically advance development funds to the independent artists and third-party developers during development of our games, which payments are considered advances against subsequent royalties based on the sales of the products. These terms are typically set forth in written agreements entered into with the independent artists and third-party developers.
The retail selling prices of our newly released products in North America typically range from $29.99 to $49.99. Other titles, including re-releases of older titles marketed as “Classics”, have retail selling prices that range from $9.99 to $29.99. The retail selling prices of our titles outside of North America vary widely depending on factors such as local market conditions.
Our goal is to maintain our position as a leading publisher of games sold for play on the current-generation of 128-bit video game consoles and to extend our success into the next-generation of consoles and mobile platforms. We will continue to invest in tools and technologies designed to facilitate development of our products for current-generation platforms while also investing in tools and technologies for the next-generation of consoles and mobile platforms. These investments are recorded in research and development in our Consolidated Statement of Operations. We had research and development expenditures of $633 million in fiscal 2005, $511 million in fiscal 2004 and $401 million in fiscal 2003.

EA.com Web Site
Free Content. We offer free games on our web site under the following four brands: Pogo, EA GAMES, EA SPORTS and EA SPORTS BIG. The majority of these free games are original games designed solely for play on our web site (and on the games-oriented areas of America Online, our online games partner) while some of the product offerings capitalize on our existing franchises adapted for online play. As of March 31, 2005, the online product offerings within each brand included the following:

•	Pogo. We offered approximately 73 free online games under the Pogo brand. Pogo provides players a variety of free online games geared towards family entertainment. The offerings include card games, board games, casino games, word games, trivia games and puzzles. This category leverages prizes, tournaments, community and Pogo’s strength and popularity in free, familiar games to significantly increase the appeal of our online games service to the broad consumer market.

•	EA GAMES. In fiscal 2005, four PC, three PlayStation 2 and three Xbox titles of our EA GAMES brand had online gameplay capability. In addition, we provided 10 free online games on our Pogo web site under the EA GAMES brand. The EA GAMES offering consists of original arcade-style games and other original games designed solely for online play, such as Highstakes Pool, Command & Conquertm: Attack Copter, Command & Conquertm: Armored Attack and Need for Speed.

•	EA SPORTS and EA SPORTS BIG. In fiscal 2005, six PC, 12 PlayStation 2 and 12 Xbox titles of our EA SPORTS and EA SPORTS BIG brands had online gameplay capability. In addition, we provided 18 free online games on our Pogo web site under the EA SPORTS and EA SPORTS BIG brands. In the EA SPORTS BIG category, SSX Snowdreams leverages our SSX snowboarding franchise to form a community of sports gamers. The EA SPORTS category consists of original games designed solely for online play such as Pebble Beach Golf, Top Down Baseball, All-Star Football, All-Star Football Challenge, 3-Point Showdown and It’s Outta Here 2!.

Paid Content. In addition to our free suite of games, we also offer two premium pay-to-play services under the Pogo brand:

•	Club Pogo — our online game subscription service. To join Club Pogo, players must register and subscribe online. Players have the option of selecting a monthly or annual subscription fee plan. When a player joins Club Pogo, they have access to all of the games and content they had on the free service, plus premium features and benefits, such as additional member-exclusive games, ad-free gameplay, an enhanced prize system and more. Club Pogo also provides a deeper community experience through upgraded player profiles, weekly game challenges and member badges.

•	Pogo-To-Go — our downloadable games offering. A one-time fee allows users to download and own a version of their favorite Pogo game to play offline. The Pogo-To-Go games include extra features like exclusive game modes, bonus levels, high scores and enhanced graphics & sounds. We currently offer 45 downloadable games under the Pogo-To-Go service including several original games, versions of popular free Pogo games and several licensed titles. In addition, we offer these downloadable game offerings at retail.

Persistent State World Games
We also offer premium pay-to-play persistent state world games, such as Ultima Online. In order to access these premium games, the player must purchase a CD through retail stores or through our online store. After an initial free-trial period, the player must pay a subscription fee in order to continue playing. These persistent state world games are designed to appeal to avid gamers: teens and adults looking to participate in massively multiplayer online games made up of fantastic worlds, characters, adventures or activities — big or small, real or imagined.
Our EA.com web site offerings and persistent state world games focus on targeting and serving consumers by:

•	Offering engaging and accessible online games,

•	Building a community in which consumers can interact with one another via chat, bulletin boards, events and match-making services for multiplayer games and other contests,

•	Delivering innovative content that continually entertains, and

•	Establishing a direct relationship with each audience member through personalization and customization of user experiences.
Marketing and Distribution
We market the products produced by our EA Studios under the EA GAMES, EA SPORTS and EA SPORTS BIG brands. Products marketed under the EA GAMES brand typically feature challenging games and include franchises such as Need for Speed, The Lord of the Rings and Medal of Honor. Products marketed under the EA SPORTS brand typically simulate professional and collegiate sports and include franchises such as Madden NFL, FIFA Soccer and NBA Live. Products marketed under the EA SPORTS BIG brand typically feature extreme sports or modified traditional sports in an arcade-style game and include such titles as Def Jam Fight for NY, FIFA STREET and NFL STREET 2: Unleashed.
Formerly known as Electronic Arts Distribution, our EA Partners global business unit operates under a variety of deal types and structures with the intent of generating, leveraging and/or owning intellectual properties conceived by other developers, publishers or licensors worldwide. Through EA Partners we provide direct development expertise to our partners via an internal production staff, while also making available our publishing resources to provide sales, marketing and distribution services on a global basis. EA Partners currently has relationships with Lionhead, Crytek, Free Radical Design and Eurocom Entertainment Software, among others.
EA Partners also distributes finished goods on behalf of other publishers. These titles are developed and manufactured by other publishers and delivered to us as completed products, for which we provide distribution services. In fiscal 2005, our distribution partners included Capcom and Namco.
The interactive software game business is “hit” driven, requiring significantly greater expenditures for marketing and advertising of our products. There can be no assurance that we will continue to produce “hit” titles, or that advertising for any product will increase sales sufficiently to recoup those advertising expenses.
We generated approximately 95 percent of our North American net revenue from direct sales to retailers. The remaining 5 percent of our North American sales were made through a limited number of specialized and regional distributors and rack jobbers in markets where we believe direct sales would not be economical. We had direct sales to one customer, Wal-Mart Stores, Inc., which represented 14 percent of total net revenue in fiscal 2005, 13 percent in fiscal 2004 and 12 percent in fiscal 2003.
Outside of North America, we derive revenues primarily from direct sales to retailers. Our largest indirect sales relationship is with Pinnacle in Europe. Sales of our products through Pinnacle make up approximately 10 percent of our total net revenue. We use Pinnacle to provide logistical and collection services to our retail customers. Under the terms of our distribution agreement with Pinnacle, product is held by Pinnacle on consignment until shipment to the retailer. In addition, we authorize returns from, or price protection to, retailers and are obliged to give Pinnacle the corresponding credit. In a few of our smaller markets, we sell our products through distributors with whom we have written agreements or informal arrangements, depending on the business customs of the territories.
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

Inventory and Working Capital
We manage inventories by communicating with our customers prior to the release of our products, and then using our industry experience to forecast demand on a product-by-product and territory-by-territory basis. We then place manufacturing orders for our products that match this forecasted demand. Historically, we have experienced high turnover of our products, and the lead times on re-orders of our products are generally short, approximately two to three weeks. Further, as discussed in “Marketing and Distribution” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we have practices in place with our customers (such as stock balancing and price protection) that reduce product returns.
International Operations
We conduct business and have wholly-owned subsidiaries throughout the world, including offices in Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, Denmark, England, Finland, France, Germany, Greece, Hungary, Italy, Japan, the Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, and Thailand. International net revenue increased by nine percent to $1.464 billion, or 47 percent of total net revenue in fiscal 2005, compared to $1.347 billion, or 46 percent of total net revenue in fiscal 2004. Our increase in international net revenue was primarily driven by sales in Europe and Asia Pacific, including the benefit of foreign exchange.
We believe that in order to increase our sales in Asia, we will need to devote significant resources to hire local development talent and expand our infrastructure, most notably, the expansion and creation of studio facilities to develop content locally for each market. In addition, we may establish online game marketing, publishing and distribution functions in China. As part of this strategy, we may seek to partner with established local companies through acquisitions, joint ventures or other similar arrangements.
The amounts of net revenue and identifiable assets attributable to each of our geographic regions for each of the last three fiscal years are set forth in Note 17 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.
Manufacturing and Suppliers
The suppliers we use to manufacture our games can be characterized in three types:

•	Manufacturing entities that press our game disks,

•	Entities that print our game instruction booklets, and

•	Entities that package the disks and printed game instruction booklets into the jewel cases and boxes for shipping to customers.
In many instances, we are able to acquire materials on a volume-discount basis. We have multiple potential sources of supply for most materials, except for the disk component of our PlayStation 2, PSP and Nintendo GameCube disk products, as discussed in “Significant Relationships”. We also have alternate sources for the manufacture and assembly of most of our products. To date, we have not experienced any material difficulties or delays in production of our software and related documentation and packaging. However, a shortage of components, manufacturing delays by Sony or Nintendo, or other factors beyond our control could impair our ability to manufacture, or have manufactured, our products.
Backlog
We typically ship orders immediately upon receipt. To the extent that any backlog may or may not exist at the end of a reporting period, it would be both coincidental and an unreliable indicator of future results of any period.
Seasonality
Our business is highly seasonal. We typically experience our highest revenue and profits in the holiday season quarter ending in December and a seasonal low in revenue and profits in the quarter ending in June. Our results however can vary based on title release dates, consumer demand for our products and shipment schedules, among other factors.
Employees
As of March 31, 2005, we employed approximately 6,100 people, of whom over 3,400 were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. To date, we have been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct our business successfully. We believe that our relationships with our employees are strong. Less than four percent of our employees, each of whom is employed by one of our Swedish subsidiaries, are represented by a union, guild or other collective bargaining organization.
Executive Officers
The following table sets forth information regarding our executive officers, who are appointed by and serve at the discretion of the Board of Directors:

Name	Age	Position

Lawrence F. Probst III	55	Chairman and Chief Executive Officer
Don A. Mattrick	41	President, Worldwide Studios
Warren C. Jenson	48	Executive Vice President and Chief Financial and Administrative Officer
V. Paul Lee	40	Executive Vice President and Chief Operating Officer, Worldwide Studios
Joel Linzner	53	Executive Vice President, Business and Legal Affairs
Bruce McMillan	42	Executive Vice President, Group Studio Head, Worldwide Studios
J. Russell (Rusty) Rueff, Jr.	43	Executive Vice President, Human Resources & Facilities
Nancy L. Smith	52	Executive Vice President and General Manager, North American Publishing
Stephen G. Bené	41	Senior Vice President, General Counsel and Corporate Secretary
Gerhard Florin	46	Senior Vice President and General Manager, European Publishing
David P. Gardner	39	Senior Vice President, International Publishing
Kenneth A. Barker	38	Vice President and Chief Accounting Officer
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
Mr. Linzner has served as Executive Vice President of Legal and Business Affairs since March 2005. From April 2004 to March 2005, he served as Senior Vice President of Legal and Business Affairs. From October 2002 to April 2004, Mr. Linzner held the position of Senior Vice President of Worldwide Business Affairs and from July 1999 to October 2002, he held the position of Vice President of Worldwide Business Affairs. Prior to joining Electronic Arts in July 1999, Mr. Linzner served as outside litigation counsel to Electronic Arts and several others in the video game industry. Mr. Linzner earned his J.D. from Boalt Hall at the University of California, Berkeley, after graduating from Brandeis University. He is a member of the Bar of the State of California and is admitted to practice in the United States Supreme Court, the Ninth Circuit Court of Appeals and several United States District Courts.
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
Mr. Bené has served as Senior Vice President, General Counsel and Corporate Secretary since October 2004. From April 2004 to October 2004, Mr. Bené held the position of Vice President, Acting General Counsel and Corporate Secretary, and from June 2003 to April 2004, he held the position of Vice President and Associate General Counsel. Prior to June 2003, Mr. Bené had served as internal legal counsel since joining the Company in March 1995. Mr. Bené earned his J.D. from Stanford Law School, and received his B.S. in Mechanical Engineering from Rice University. Mr. Bené is a member of the Bar of the State of California.
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
Investor Information
We file various reports with, or furnish them to, the Securities and Exchange Commission (the “SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports. These reports are available free of charge on the Investor Relations section of our web site, http://investor.ea.com, as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the SEC.
The charters of our Audit, Compensation, and Nominating and Governance committees of our Board of Directors, as well as our Global Code of Conduct (which includes code of ethics provisions applicable to our directors, principal executive officer, principal financial officer, principal accounting officer, and other senior financial officers), are available in the Investor Relations section of our web site at http://investor.ea.com. We will post amendments to our Global Code of Conduct in the Investor Relations section of our web site. Copies of our charters and Global Code of Conduct are available without charge by contacting our Investor Relations department at (650) 628-1500.
Shareholders of record may hold their shares of our common stock in book-entry form. This eliminates costs related to safekeeping or replacing paper stock certificates. In addition, shareholders of record may request electronic movement of book-entry shares between their account with our stock transfer agent and their broker. Stock certificates may be converted to book-entry shares at any time. Questions regarding this service may be directed to our stock transfer agent, Wells Fargo Bank, N.A., at 1-800-468-9716.

Item 2:	Properties
The following diagram depicts the locations of the majority of our facilities throughout the world:
We currently own a 207,000 square feet product development studio facility in Burnaby, British Columbia, Canada and a 122,000 square feet administrative, sales and development facility in Chertsey, England. In addition to the properties we own, we lease approximately 2.3 million square feet of facilities, including our headquarters in Redwood City, California, our studios in Los Angeles, California and Orlando, Florida, and our distribution center in Louisville, Kentucky. Our leased space is summarized as follows (in square feet):

	North		Asia
Purpose	America	Europe	Pacific	Total

Distribution	250,000	76,854	—	326,854
Sales & Administrative	736,470	154,561	50,175	941,206
Studio Development	982,404	27,695	23,430	1,033,529

Total Leased Square Footage	1,968,874	259,110	73,605	2,301,589

Redwood City, California Headquarters
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
In December 2000, we entered into a second build-to-suit lease with Keybank National Association for a five and one-half year term beginning December 2000 to expand our Redwood City, California headquarters facilities and develop adjacent property adding approximately 310,000 square feet to our campus. Construction was completed in June 2002. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities provide space for marketing, sales and research and development. We have an option to purchase the property for a maximum of $130 million or, at the end of the lease, to arrange for (i) an extension of the lease, or (ii) sale of the property to a third party while we retain an obligation to the owner for approximately 90 percent of the difference between the sale price and the guaranteed residual value of up to $119 million if the sales price is less than this amount, subject to certain provisions of the lease.

Los Angeles, California and Orlando, Florida Studios; Louisville, Kentucky Distribution Center
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
Our North American distribution is supported by a centralized warehouse facility that we lease in Louisville, Kentucky occupying 250,000 square feet.

In addition to the properties discussed above, we have other properties under lease which have been included in our restructuring costs as discussed in Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this report. While we continually evaluate our facility requirements, we believe that suitable additional or substitute space will be available as needed to accommodate our future needs.

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
On February 14, 2005, a second employment-related class action lawsuit, Hasty v. Electronic Arts Inc., was filed against us in Superior Court in San Mateo, California. The complaint alleges that we improperly classified “Engineers” in California as exempt employees and seeks injunctive relief, unspecified monetary damages, interest and attorneys’ fees. On or about March 16, 2005, we received a first amended complaint, which contains the same material allegations as the original complaint. We answered the first amended complaint on April 20, 2005.
On March 24, 2005, a purported class action lawsuit was filed against us and certain of our officers and directors. The complaint, which asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false and misleading statements, was filed in the United States District Court, Northern District of California, by an individual purporting to represent a class of purchasers of EA common stock. Additional purported class action lawsuits have been filed in the same court by other individuals asserting the same claims against us. We have not yet responded to any of the complaints. In addition, on April 12, 2005, a shareholder derivative action was filed against certain of our officers and directors. This suit asserts claims based on substantially the same factual allegations set forth in the federal class action lawsuits. The complaint was filed in San Mateo Superior Court. On April 13, 2005, a second shareholder derivative action was filed in San Mateo Superior Court based on the same claims as the first complaint. On May 16, 2005, a shareholder derivative action based on substantially the same allegations was filed in the United States District Court, Northern District of California. We have not responded to the shareholder derivative complaints.
In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.

Item 4:	Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended March 31, 2005.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq National Market under the symbol “ERTS”. The following table sets forth the quarterly high and low price per share of our common stock from April 1, 2003 through March 31, 2005. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	Prices

	High	Low

Fiscal Year Ended March 31, 2004:
First Quarter	$39.70	$28.10
Second Quarter	48.50	36.55
Third Quarter	52.89	40.60
Fourth Quarter	52.18	43.43

Fiscal Year Ended March 31, 2005:
First Quarter	$55.91	$47.42
Second Quarter	55.01	45.52
Third Quarter	62.86	43.38
Fourth Quarter	71.16	54.52
Holders
There were approximately 1,755 holders of record of our common stock as of June 1, 2005. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.
Dividends
We have not paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
On October 18, 2004, our Board of Directors authorized a program to repurchase up to an aggregate of $750 million of shares of our common stock. Pursuant to the authorization, we may repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions over the course of a twelve-month period. The following table summarizes the number of shares repurchased between January 1, 2005 and March 31, 2005:

				Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced	the Program
Period	Purchased	Paid per Share	Program	(in millions)

January 1-31, 2005	50,000	$63.94	50,000	$716

February 1-28, 2005	100,000	$65.11	100,000	$709

March 1-31, 2005	—	—	—	$709

Item 6:     Selected Financial Data
ELECTRONIC ARTS INC. AND SUBSIDIARIES
SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA
(In millions, except per share data)

	Year Ended March 31,

STATEMENTS OF OPERATIONS DATA	2005	2004	2003	2002	2001

Net revenue	$3,129	$2,957	$2,482	$1,725	$1,322
Cost of goods sold	1,197	1,103	1,073	815	665

Gross profit	1,932	1,854	1,409	910	657
Operating expenses:
Marketing and sales	391	370	332	241	185
General and administrative	221	185	131	108	104
Research and development	633	511	401	381	376
Amortization of intangibles(1)	3	3	8	25	19
Acquired in-process technology	13	—	—	—	3
Restructuring charges	2	9	15	7	—
Asset impairment charges	—	—	66	13	—

Total operating expenses	1,263	1,078	953	775	687

Operating income (loss)	669	776	456	135	(30)
Interest and other income, net	56	21	5	13	17

Income (loss) before provision for (benefit from) income taxes and minority interest	725	797	461	148	(13)
Provision for (benefit from) income taxes	221	220	143	46	(4)

Income (loss) before minority interest	504	577	318	102	(9)
Minority interest	—	—	(1)	—	(2)

Net income (loss)	$504	$577	$317	$102	$(11)

Net income (loss) per share:
Common stock:
Net income (loss):
Basic	$504	$577	$329	$124	$12
Diluted	$504	$577	$317	$102	$(11)
Net income (loss) per share:
Basic	$1.65	$1.95	$1.17	$0.45	$0.05
Diluted	$1.59	$1.87	$1.08	$0.35	$(0.04)
Number of shares used in computation:
Basic	305	295	282	274	263
Diluted	318	308	293	286	264

Class B common stock:
Net loss, net of retained interest in EA.com	N/A	N/A	$(12)	$(22)	$(23)
Net loss per share:
Basic	N/A	N/A	$(2.77)	$(3.77)	$(3.83)
Diluted	N/A	N/A	$(2.77)	$(3.77)	$(3.83)
Number of shares used in computation:
Basic	N/A	N/A	4	6	6
Diluted	N/A	N/A	4	6	6

ELECTRONIC ARTS INC. AND SUBSIDIARIES
SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA (Continued)
(In millions)

	Year Ended March 31,

BALANCE SHEET DATA	2005(1)	2004(1)	2003(1)	2002	2001

Cash and cash equivalents	$1,270	$2,150	$950	$553	$420
Short-term investments	1,688	264	638	244	47
Marketable equity securities	140	1	1	7	10
Working capital	2,878	2,185	1,334	700	479
Total assets	4,370	3,464	2,429	1,699	1,379
Total liabilities	861	786	640	453	340
Minority interest	11	—	4	3	5
Total stockholders’ equity	3,498	2,678	1,785	1,243	1,034

(1)	Results for fiscal 2005, 2004 and 2003 do not include amortization of goodwill as a result of adopting SFAS No. 142 “Goodwill and Other Intangible Assets”. See Note 1 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operation
OVERVIEW
The following overview is a top-level discussion of our operating results as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for fiscal 2005, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in “Business”, the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” or the consolidated financial statements and related notes.

About Electronic Arts
We develop, market, publish and distribute interactive software games that are playable by consumers on home video game consoles (such as the Sony PlayStation 2, Microsoft Xbox and Nintendo GameCube consoles), personal computers, mobile platforms — including hand-held game players (such as the Game Boy Advance, Nintendo DS and Sony PSP) and cellular handsets — and online, over the Internet and other proprietary online networks. Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims and Need for Speed). Our goal is to develop titles which appeal to the mass markets, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this are the annual iterations of our sports-based franchises (e.g., NCAA Football and FIFA Soccer), titles based on long-lived movie properties (e.g., James Bond and Harry Potter) and wholly-owned properties that can be successfully sequeled (e.g., The Sims and Need for Speed).

Overview of Financial Results
Total net revenue for the fiscal year ended March 31, 2005 was $3.129 billion, up 5.8 percent, as compared to the fiscal year ended March 31, 2004. Six franchises sold more than five million units in the fiscal year ended March 31, 2005: The Sims, Need for Speed, Madden, FIFA, The Lord of the Rings and Harry Potter. We published three titles each on the Nintendo DS and the Sony PSP, two new platforms released during the year ended March 31, 2005. Net revenue on these platforms increased our net revenue by approximately $41 million and we expect to continue to develop titles for both platforms in fiscal 2006.
Net income for the fiscal year ended March 31, 2005 was $504 million, a 12.7 percent decrease as compared to the fiscal year ended March 31, 2004 and diluted earnings per share were $1.59 as compared with $1.87 for the prior year.
We generated $634 million in cash from operations during the year ended March 31, 2005 as compared to $669 million in the fiscal year ended March 31, 2004. The decrease in cash flow was primarily the result of (1) our overall decline in net income for fiscal 2005, (2) higher accounts receivable balances due to the timing of sales in the fourth quarter of fiscal 2005 and (3) higher cash payments for income taxes. These declines were partially offset by higher balances in our current liabilities.

Management’s Overview of Historical and Prospective Business Trends
Transition to Next-Generation Consoles. Our industry is cyclical and we believe it has entered into a transition stage heading into the next cycle. Over the course of the next eighteen months, we expect Sony, Microsoft and Nintendo to introduce new video game consoles into the market. During this transition, we intend to continue developing new titles for the current generation of video game consoles while we also make significant investments as we prepare to introduce products that operate on the next-generation consoles. We have and expect to continue to incur higher costs during this transition to next-generation consoles. We also expect development costs for next-generation video games to be greater on a per-title basis than development costs for current-generation video games. In addition, sales of video games for current generation consoles may begin to decline and consumers may defer game software purchases until the next-generation consoles become available. While we expect our sales and gross profit to increase in fiscal 2006, such increases may not offset the increased costs we have and expect to continue to incur during the transition. As we move through the transition, we expect our operating results to be more volatile and difficult to predict, which could cause our stock price to fluctuate significantly.
Increasing Cost of Titles. Titles have become increasingly expensive to produce and market as the platforms on which they are played continue to advance technologically and consumers demand continual improvements in the overall gameplay experience. We expect this trend to continue throughout the transition from current generation to next generation platforms as (1) we require larger production teams to create our titles, (2) the technology needed to develop titles becomes more complex, (3) the number and nature of the platforms for which we develop titles increases and becomes more diverse, (4) the cost of licensing the third-party intellectual property we use in many of our titles increases, and (5) we develop new methods to distribute our content via the Internet and on hand-held and wireless devices.
Software Prices. As current-generation console prices continue to decrease, we expect more value-oriented consumers to purchase consoles and software. We experienced this trend several years ago when prices were reduced on previous-generation consoles (e.g., Sony PlayStation and Nintendo 64). As a result of a more value-oriented consumer base, and a greater number of software titles being published, we expect average software prices to continue to decline on current-generation consoles, which may have a negative impact on our gross margin but not necessarily our gross profit.
Sales of “Hit” Titles. Sales of “hit” titles, several of which were top sellers across a number of international markets, continued to contribute to our revenue growth. Our top five selling titles across all platforms worldwide during the fiscal year ended March 31, 2005 were Need for Speed Underground 2, Madden NFL 2005, FIFA Soccer 2005, The Sims 2 and Harry Potter and the Prisoner of Azkaban. Hit titles are important to our financial performance because they benefit from overall economies of scale. We have developed, and it is our objective to continue to develop, many of our hit titles to become franchise titles that can be regularly iterated.
Increased Console Installed Base. As consumers purchase the current-generation of consoles, either as a first-time buyer or by upgrading from a previous generation, the console installed base increases. As the installed base for a particular console increases, we generally are able to increase our unit volume; however, these unit volumes often begin to decrease as consumers anticipate the release of the next-generation of consoles. In March 2004, Microsoft reduced the retail price of its Xbox console in the U.S. and in May 2004 Sony did the same with its PlayStation 2 console. In August 2004, both companies also reduced their console retail prices in Europe. Although these price reductions drove an increase in console sales in the United States and Europe, hardware shortages during the holiday season limited the growth of the installed base in fiscal 2005. Nonetheless, we believe the significant increase in the installed base for current-generation consoles was a contributing factor to our total net revenue growth during fiscal 2005. Provided that the console manufacturers are able to deliver an adequate supply of consoles, we expect the installed base of current-generation consoles to increase during fiscal 2006 and unit sales of current-generation titles to remain strong.
International Operations and Sales Growth. In fiscal 2005, net revenue from international sales accounted for approximately 47 percent of our total net revenue, up from 46 percent during fiscal 2004. Our increase in international net revenue was primarily driven by sales in Europe and Asia Pacific, including the benefit of foreign exchange. We anticipate that international net revenue will continue to increase during fiscal 2006 as the console installed base continues to expand outside of North America. In particular, we believe that in order to succeed in China and Japan, it is important to develop content locally. As such, we expect to devote resources to hire local development talent and expand our infrastructure in each country, most notably, the expansion and creation of local studio facilities. In addition, we anticipate establishing online game marketing, publishing and distribution functions in China. As part of this strategy, we may seek to partner with established local companies through acquisitions, joint ventures or other similar arrangements.
Foreign Exchange Impact. Given that a significant portion of our business is conducted internationally in foreign currency, fluctuations in currency prices can have a material impact on our results of operations. For example, the average exchange rate for the Euro, as compared to the U.S. dollar, increased from $1.17 per Euro during the twelve months ended March 31, 2004 to $1.25 per Euro during the twelve months ended March 31, 2005. As a result of the fluctuations in currency prices, we had a total foreign exchange benefit on net revenue of approximately $95 million during the twelve months ended March 31, 2005. Although we intend to continue to utilize foreign exchange forward and option contracts to either mitigate or hedge against some foreign currency exposures, we cannot predict the effect foreign currency fluctuations will have on us during fiscal 2006.
Expansion of Studio Resources and Technology. In fiscal 2005, we devoted significant resources to the overall expansion of our studio facilities in North America and Europe. We expect to continue to make significant investments in our studio facilities in North America in fiscal 2006. As we move through the life cycle of current-generation consoles, we will continue to devote significant resources to the development of current-generation titles while at the same time we continue to invest heavily in tools and technologies for the next-generation of platforms and technology.
Leader in Interactive Sports Entertainment. We are a leading developer and publisher of interactive sports entertainment. We generate a significant portion of our revenue from sports-related product franchises such as FIFA Soccer, Madden NFL Football, NCAA Football, Tiger Woods Golf, NASCAR, NBA Basketball, and NCAA Basketball. We recently have taken a number of steps to enhance our products in the interactive sports category by entering into exclusive license agreements with ESPN, the NFL, PLAYERS, Inc. (the NFL players’ association), Collegiate Licensing Company (NCAA football), and the Arena Football League. In addition, we have long-standing, exclusive relationships with various sports organizations and celebrities, including FIFA (the worldwide soccer governing body and sponsor of the soccer World Cup), UEFA (the European soccer governing body and sponsor of the soccer Euro Cup), NASCAR, Tiger Woods and the PGA TOUR, and, in the future, we may enter into other exclusive relationships with other sports partners. While we expect to generate increased revenue as a result of these agreements, it may not be enough to offset the impact of the associated costs on our gross profit, which could negatively affect our gross margin on these products.
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

Revenue Recognition, Sales Returns, Allowances and Bad Debt Reserves
We principally derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PlayStation 2, Xbox and Nintendo GameCube), PCs and mobile platforms including hand-held game players (such as the Nintendo Game Boy Advance, Nintendo DS and Sony PSP) and cellular handsets. We evaluate the recognition of revenue based on the criteria set forth in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four criteria are met:

•	Evidence of an arrangement: We recognize revenue when we have evidence of an agreement with the customer reflecting the terms and conditions to deliver products.

•	Delivery: Delivery is considered to occur when the products are shipped and risk of loss has been transferred to the customer. For online games and services, revenue is recognized as the service is provided.

•	Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable.

•	Collection is deemed probable: At the time of the transaction, we conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).
Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements, we must make assumptions and judgments in order to: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific objective evidence of fair value (“VSOE”) exists for each undelivered element; and (4) allocate the total price among the various elements we must deliver. Changes to any of these assumptions or judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period.
Product revenue, including sales to resellers and distributors (“channel partners”), is recognized when the above criteria are met. We reduce product revenue for estimated future returns, price protection, and other offerings, which may occur with our customers and channel partners. In certain countries, we have stock-balancing programs for our PC products, which allow for the exchange of PC products by resellers under certain circumstances. It is our general practice to exchange products or give credits, rather than give cash refunds.
In certain countries, from time to time, we decide to provide price protection for both our PC and video game system products. In our decision, we analyze historical returns, current sell-through of distributor and retailer inventory of our products, current trends in the video game market and the overall economy, changes in consumer demand and acceptance of our products and other related factors when evaluating the adequacy of the sales returns and price protection allowances. In addition, we monitor the volume of our sales to our channel partners and their inventories, as substantial overstocking in the distribution channel could result in high returns or higher price protection costs in subsequent periods. While historically actual returns and price protection have not generally exceeded our reserves, as we have previously publicly stated, in the quarter ended March 31, 2005 we incurred higher actual returns and price protection than we had anticipated. We have reviewed current sell-through information through the date of this filing and do not intend to accept sales returns or provide price protection on unsold product in our distribution channels existing as of March 31, 2005 in amounts in excess of our March 31, 2005 allowances.
In the future, actual returns and price protections may materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of product returns and/or price protection for our products may increase as the PlayStation 2, Xbox and Nintendo GameCube consoles move through their lifecycles and an increasing number and aggregate amount of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates changed, our returns and price protection reserves would change, which would impact the total net revenue we report. For example, if actual returns and/or price protection were significantly greater than the reserves we have established, our actual results would decrease our reported total net revenue. Conversely, if actual returns and/or price protection were significantly less than our reserves, this would increase our reported total net revenue.
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
Royalty-based payments made to content licensors and distribution affiliates generally are capitalized as prepaid royalties and expensed to cost of goods sold at the greater of the contractual or effective royalty rate based on net product sales. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the general release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed as research and development as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold at the higher of the contractual or effective royalty rate based on net product sales.
Minimum guaranteed royalty obligations are initially recorded as an asset and as a liability at the contractual amount when no significant performance remains with the licensor. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid rather than upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of March 31, 2005 and March 31, 2004, approximately $51 million and $63 million, respectively, of minimum guaranteed royalty obligations had been recognized.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. As of March 31, 2005, we had $135 million of royalty-related assets and $1,483 million of unrecognized minimum commitments not yet paid that could be impaired if our revenue estimates change.
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
Under current accounting standards, we make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate a potential impairment in the remaining value of the assets recorded on our consolidated balance sheet. In order to determine if a potential impairment has occurred, management makes various assumptions about the future value of the asset by evaluating future business prospects and estimated cash flows. Our future net cash flows are primarily dependent on the sale of products for play on proprietary video game consoles, hand-held game players and PCs (collectively referred to as “platforms”). The success of our products is affected by our ability to accurately predict which platforms and which products we develop will be successful. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Due to product sales shortfalls, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge being recorded in the future. We did not record any asset impairment charges in fiscal 2005. During fiscal 2004 and 2003, we recognized less than $1 million and $66 million, respectively, of asset impairment charges.

     Income Taxes
In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. We are also required to make determinations of the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction.
In addition, changes in our business, such as acquisitions, changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, as well as changes in, or termination of, our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate for future fiscal years. For example, in the three months ended March 31, 2004, we resolved certain tax-related matters with the Internal Revenue Service, which lowered our income tax expense by approximately $20 million and resulted in a 2.5 percent rate reduction for the fiscal year ended March 31, 2004. By contrast, adverse developments in audits or applicable law result in increases in our tax expense. Similarly, we could experience an increase in our tax expense if we take advantage of a new election that we are entitled to make under the U.S. income tax rules regarding the allocation between U.S. and foreign jurisdictions of tax deductions attributable to employee stock option compensation.
RESULTS OF OPERATIONS
Our fiscal year is reported on a 52/53-week period that, historically, has ended on the final Saturday of March in each year. The results of operations for the fiscal years ended March 31, 2005, 2004 and 2003 each contain 52 weeks and ended on March 26, 2005, March 27, 2004 and March 29, 2003, respectively. For simplicity of presentation, all fiscal periods are treated as ending on a calendar month end. Beginning with the fiscal year ending March 31, 2006, we will end our fiscal year on the Saturday nearest March 31. As a result, our fiscal 2006 will be reported as a 53 week year with the first quarter containing 14 weeks. Although certain amounts presented have been rounded to the nearest million, corresponding percentage changes have been calculated on the basis of amounts rounded to the nearest thousand.

Comparison of Fiscal 2005 to Fiscal 2004

Net Revenue
We principally derive net revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PlayStation 2, Xbox and Nintendo GameCube), PCs and mobile platforms which include hand-held game players (such as the Nintendo Game Boy Advance, Nintendo DS and Sony PSP) and cellular handsets. Additionally, in Europe and Asia Pacific, we generate a significant portion of net revenue by marketing and selling third-party interactive software games through our established distribution network. We also derive net revenue from selling subscriptions to some of our online games, programming third-party web sites with our game content, allowing other companies to manufacture and sell our products in conjunction with other products, and selling advertisements on our online web pages.

From a geographical perspective, our total net revenue for the fiscal years ended March 31, 2005 and 2004 was as follows (in millions):

	Year Ended March 31,

						%
	2005		2004		Increase	Change

North America	$1,665	53.2%	$1,610	54.4%	$55	3.4%

Europe	1,284	41.0%	1,180	39.9%	104	8.8%
Asia Pacific	180	5.8%	167	5.7%	13	7.6%

International	1,464	46.8%	1,347	45.6%	117	8.6%

Total Net Revenue	$3,129	100.0%	$2,957	100.0%	$172	5.8%

North America
For fiscal 2005, net revenue in North America increased by 3.4 percent as compared to fiscal 2004. From a franchise perspective, the net revenue increase was primarily due to higher sales of products in our Need for Speed franchise. The net revenue increase was also driven by sales of titles in our Fight Night and Burnout franchises, neither of which had corresponding titles released in the prior fiscal year. Together, these items resulted in a net revenue increase of $180 million during the fiscal year ended March 31, 2005 as compared to the fiscal year ended March 31, 2004. This increase was partially offset by lower sales of products in our Medal of Honor, SSX and Lord of the Rings franchises, which reduced net revenue by $135 million in the fiscal year ended March 31, 2005 as compared to the fiscal year ended March 31, 2004. As part of this overall increase in net revenue, we benefited from the launch of the Nintendo DS and Sony PSP in November 2004 and March 2005, respectively.

Europe
For fiscal 2005, net revenue in Europe increased by 8.8 percent as compared to fiscal 2004. We estimate foreign exchange rates (primarily the Euro and the British pound sterling) strengthened reported European net revenue by approximately $86 million, or 7 percent, for the fiscal year ended March 31, 2005. Excluding the effect of foreign exchange rates, we estimate that European net revenue increased by approximately $18 million, or 2 percent, for the year ended March 31, 2005. From a franchise perspective, the net revenue increase was primarily due to (1) higher sales of products in our Need for Speed and The Sims franchises, (2) sales of products in our Burnout franchise which did not have a corresponding title release in the prior fiscal year and (3) sales of UEFA Euro 2004, which was released during the three months ended June 30, 2004 in conjunction with the UEFA Euro 2004 football tournament held in Europe. Together, these items resulted in a net revenue increase of $241 million during the fiscal year ended March 31, 2005 as compared to the fiscal year ended March 31, 2004. This increase was partially offset by lower sales of products in our Medal of Honor, Final Fantasy, SSX and Lord of the Rings franchises, which reduced net revenue by $143 million in the fiscal year ended March 31, 2005 as compared to the fiscal year ended March 31, 2004.

Asia Pacific
For fiscal 2005, net revenue from sales in Asia Pacific increased by 7.6 percent as compared to fiscal 2004. The increase in net revenue was driven primarily by higher sales of products in our Need for Speed franchise and sales of products in our Burnout franchise, which did not have a corresponding title release in the prior fiscal year, partially offset by declines in our Medal of Honor franchise. We estimate foreign exchange rates strengthened reported Asia Pacific net revenue by approximately $9 million, or 5 percent, for the fiscal year ended March 31, 2005. Excluding the effect of foreign exchange rates, we estimate that Asia Pacific net revenue increased by approximately $4 million, or 3 percent, for the fiscal year ended March 31, 2005.

Our total net revenue by product line for fiscal years 2005 and 2004 was as follows (in millions):

	Year Ended March 31,

					Increase/	%
	2005		2004		(Decrease)	Change

Consoles
PlayStation 2	$1,330	42.5%	$1,315	44.4%	$15	1.2%
Xbox	516	16.5%	384	13.0%	132	34.2%
Nintendo GameCube	212	6.8%	200	6.8%	12	5.8%
Other consoles	10	0.3%	30	1.0%	(20)	(66.5%)

Total Consoles	2,068	66.1%	1,929	65.2%	139	7.2%
PC	531	17.0%	470	15.9%	61	13.1%
Mobility
Game Boy Advance	76	2.4%	77	2.6%	(1)	(1.2%)
Nintendo DS	23	0.8%	—	0.0%	23	N/M
PSP	18	0.6%	—	0.0%	18	N/M
Game Boy Color	1	0.0%	1	0.0%	—	N/M

Total Mobility	118	3.8%	78	2.6%	40	50.5%
Co-publishing and Distribution	283	9.0%	398	13.5%	(115)	(28.9%)

Internet Services, Licensing and Other
Subscription Services	55	1.7%	49	1.7%	6	11.5%
Licensing, Advertising and Other	74	2.4%	33	1.1%	41	123.8%

Total Internet Services, Licensing and Other	129	4.1%	82	2.8%	47	56.4%

Total Net Revenue	$3,129	100.0%	$2,957	100.0%	$172	5.8%

PlayStation 2
Net revenue from PlayStation 2 products increased from $1,315 million in fiscal 2004 to $1,330 million in fiscal 2005. As a percentage of total net revenue, sales of PlayStation 2 products decreased by 1.9 percent in fiscal 2005.

Xbox
Net revenue from Xbox products increased from $384 million in fiscal 2004 to $516 million in fiscal 2005. As a percentage of total net revenue, sales of Xbox products increased by 3.5 percent in fiscal 2005. The increase in net revenue was primarily due to the continued growth in the Xbox installed base driven by Microsoft’s price reductions in the U.S. in March 2004 and in Europe in August 2004, as well as the overall greater demand for our products.

Nintendo GameCube
Net revenue from Nintendo GameCube products increased from $200 million in fiscal 2004 to $212 million in fiscal 2005. The increase in net revenue was primarily due to growth in the installed base of the Nintendo GameCube.

PC
Net revenue from PC-based products increased from $470 million in fiscal 2004 to $531 million in fiscal 2005. As a percentage of total net revenue, sales of PC products increased by 1.1 percent in fiscal 2005. The increase in PC net revenue was primarily due to higher sales of products in The Sims, Lord of the Rings and Need for Speed franchises, partially offset by a decrease in sales of products in our Command and Conquer and SimCity franchises.

Mobility
Net revenue from mobile products increased from $78 million in fiscal 2004 to $118 million in fiscal 2005. Mobile products include all mobile devices such as hand-helds and cellular handsets. The increase in mobility net revenue was primarily due to the release of titles in conjunction with the launch of the Nintendo DS and PSP platforms in North America and Japan.

Co-Publishing and Distribution
In fiscal 2005, net revenue from co-publishing and distribution products decreased by $115 million to $283 million as compared to fiscal 2004. The decrease was primarily due to a significant decrease in the number of co-publishing and distribution titles we released in fiscal 2005. We released six co-publishing titles in fiscal 2005 as compared to 11 titles in fiscal 2004.

Subscription Services
In fiscal 2005, net revenue from subscription services products increased by $6 million to $55 million as compared to fiscal 2004. The increase in net revenue was primarily due to an increase in the number of paying subscribers to Club Pogo, partially offset by a decrease in subscription net revenue from Earth & Beyondtm and The Simstm Online subscription services.

Licensing, Advertising and Other
In fiscal 2005, net revenue from licensing, advertising and other products increased by $41 million to $74 million as compared to fiscal 2004. The increase was primarily due to licensing revenue related to the Nokia N-Gage platform.
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
Costs of goods sold for fiscal years 2005 and 2004 were (in millions):

March 31,	% of Net	March 31,	% of Net
2005	Revenue	2004	Revenue	% Change

$1,197	38.2%	$1,103	37.3%	8.5%
In fiscal 2005, cost of goods sold as a percentage of total net revenue increased 0.9 percent from 37.3 percent to 38.2 percent. As a percentage of total net revenue, the increase was primarily due to a 2.3 percent increase for: (1) pricing actions taken in both North America and Europe due to higher than anticipated channel inventory, (2) inventory-related costs due to non-recurring rebates across several titles, and (3) incremental costs incurred to produce our titles for the Nintendo DS and Sony PSP. In addition, warranty and online costs increased by 0.8 percent.

Offsetting these increases was a decrease of 2.2 percent, primarily the result of lower co-publishing and distribution royalties due to the lower mix of co-publishing and distribution net revenue during the year ended March 31, 2005 as compared to the year ended March 31, 2004.
We expect cost of goods sold as a percentage of total net revenue to remain flat during fiscal 2006 as compared to fiscal 2005. We expect margin pressure as a result of a decrease in average selling prices as current-generation platforms mature and our industry transitions to next-generation technology and higher license royalty rates. Although there can be no assurance, and our actual results could differ materially, we expect this pressure to be essentially offset by lower manufacturing royalty rates, lower outside development expense and, to some extent, product mix.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs and advertising, marketing and promotional expenses, net of advertising expense reimbursements from third parties.
Marketing and sales expenses for fiscal years 2005 and 2004 were (in millions):

March 31,	% of Net	March 31,	% of Net
2005	Revenue	2004	Revenue	$ Change	% Change

$391	12.5%	$370	12.5%	$21	5.4%
Marketing and sales expenses increased by 5.4 percent, but remained flat as a percentage of net revenue, in fiscal 2005 as compared to fiscal 2004 primarily due to:

•	An increase of $21 million in headcount and facilities-related expenses, both to help support the growth of our marketing and sales functions worldwide.

•	An increase of $12 million in marketing-related costs to support our fiscal 2005 releases.
The increase in marketing and sales expenses was partially offset by the following:

•	A decrease of $9 million in advertising expense as compared to the prior fiscal year.

•	A decrease of $4 million in bonus expense as compared to the prior fiscal year.
Marketing and sales expenses included vendor reimbursements for advertising expenses of $42 million and $45 million in fiscal 2005 and fiscal 2004, respectively.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, gains (losses) on fixed asset disposals, and allowances for bad debts.
General and administrative expenses for fiscal years 2005 and 2004 were (in millions):

March 31,	% of Net	March 31,	% of Net
2005	Revenue	2004	Revenue	$ Change	% Change

$221	7.1%	$185	6.3%	$36	19.8%
General and administrative expenses increased by 19.8 percent, or 0.8 percent of net revenue, in fiscal 2005 compared to fiscal 2004 primarily due to:

•	An increase of $48 million in employee-related costs primarily due to (1) charges taken in connection with certain employee-related litigation matters and (2) an increase in headcount and other personnel-related costs to help support our administrative functions worldwide.

•	An increase of $20 million in professional and contracted services, such as Sarbanes-Oxley compliance costs, business development expenses and legal fees, along with other costs to support our business.

The increase in general and administrative expenses was partially offset by the following:

•	A decrease of $17 million in facilities-related expenses primarily due to accelerated depreciation on equipment and software that were replaced and due to write-offs of assets that were taken out of service in the prior fiscal year.

•	A decrease of $8 million in bonus expense as compared to the prior fiscal year.

•	A decrease of $8 million in our investment in strategic university relationships.
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
Research and development expenses for fiscal years 2005 and 2004 were (in millions):

March 31,	% of Net	March 31,	% of Net
2005	Revenue	2004	Revenue	$ Change	% Change

$633	20.2%	$511	17.3%	$122	24.0%
Research and development expenses increased by 24.0 percent, or 2.9 percent of net revenue, in fiscal 2005 as compared to fiscal 2004 primarily due to:

•	An increase of $103 million in personnel-related costs resulting from a 30 percent increase in employee headcount primarily in our Canadian and European studios, which included $6 million of stock-based employee compensation related to our acquisition of Criterion Software Group Ltd (“Criterion”). These increases were partially offset by a $20 million reduction in bonus expense as compared to the prior fiscal year.

•	An increase of $19 million in external development expenses due to the development of new products with our co-publishing partners and development costs for Renderware and mobile platforms.

•	An increase of $18 million in facilities-related expenses to help support the growth of our research and development functions worldwide.
We expect research and development spending to continue to increase in total dollars and as a percentage of net revenue in fiscal 2006 as we continue to invest in next-generation tools and technologies, products for new platforms, and, to a lesser extent, as we increase spending on titles for the PC and current-generation console products.
Acquired In-process Technology
Acquired in-process technology charges for fiscal years 2005 and 2004 were (in millions):

March 31,	% of Net	March 31,	% of Net
2005	Revenue	2004	Revenue	$ Change	% Change

$13	0.4%	$—	0.0%	$13	N/M
The acquired in-process technology was the result of our acquisitions of 100 percent of Criterion and an additional 44 percent of Digital Illusions C.E. (“DICE”) during the year ended March 31, 2005. Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have alternative future use. Accordingly, the acquired in-process technology was expensed in the Consolidated Statement of Operations upon consummation of these acquisitions. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Interest and Other Income, Net
Interest and other income, net, for fiscal years 2005 and 2004 was (in millions):

March 31,	% of Net	March 31,	% of Net
2005	Revenue	2004	Revenue	$ Change	% Change

$56	1.8%	$21	0.7%	$35	163.8%
Interest and other income, net, in fiscal 2005 increased from fiscal 2004 primarily due to:

•	An increase of $15 million in interest income, net, as a result of higher yields on higher average cash, cash equivalents and short-term investments balances in fiscal 2005.

•	An increase of $10 million due to gains on investments.

•	An increase of $8 million due to a net gain from our foreign currency activities.
Income Taxes
Income taxes for fiscal years 2005 and 2004 were (in millions):

March 31,	Effective	March 31,	Effective
2005	Tax Rate	2004	Tax Rate	% Change

$221	30.5%	$220	27.5%	0.7%
Our effective income tax rate reflects tax benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. The effective income tax rate was 30.5 percent for fiscal 2005 and 27.5 percent for fiscal 2004. Our increased effective income tax rate in fiscal 2005 primarily reflects the fact that we resolved certain tax-related matters with the Internal Revenue Service during fiscal 2004, which lowered our fiscal 2004 income tax expense by approximately $20 million and resulted in a 2.5 percent rate reduction. Additionally, adjustments related to certain tax audit developments, a change in valuation allowance, and non-deductible acquisition-related costs, partially offset by the geographic mix of taxable income subject to lower tax rates for fiscal 2005, increased our effective income tax rate in fiscal 2005.
We currently intend to indefinitely reinvest our accumulated foreign earnings outside the United States, and, accordingly, have not provided for U.S. taxes that would be incurred if such earnings were repatriated back to the U.S. Undistributed earnings of our foreign subsidiaries amounted to approximately $896 million as of March 31, 2005.
Our effective income tax rates for fiscal 2006 and future periods will depend on a variety of factors. For example, changes in our business, including acquisitions, changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, as well as changes in, or termination of, our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate for future fiscal years. In addition, we may incur additional tax expense to the extent we undertake certain international restructurings that we are considering.
The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85 percent dividends received deduction on certain foreign earnings repatriated in fiscal 2005 or fiscal 2006. The deduction would result in an approximate 5.25 percent federal tax on a portion of the foreign earnings repatriated. State, local and foreign taxes could apply as well. To qualify for this federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our chief executive officer and approved by the Board of Directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of our foreign earnings that we may repatriate subject to the Jobs Act deduction is $500 million.
We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. taxes have been provided thereon. As a result of the Jobs Act, we are in the process of evaluating whether we will change our intentions regarding a portion of our foreign earnings and take advantage of the repatriation provisions of the Jobs Act, and if so, the amount that we would repatriate. We may not take advantage of the new law at all. In addition to not having made a decision to repatriate any foreign earnings, we are not yet in a position to accurately determine the impact of a qualifying repatriation, should we choose to make one, on our income tax expense for fiscal 2006. If we decide to repatriate a portion of our foreign earnings, we would be required to recognize income tax expense related to the federal, state, local and foreign taxes that we would incur on the repatriated earnings when the decision is made. We estimate that the reasonably possible amount of the income tax expense could be up to $35 million. We expect to be in a position to finalize our analysis no later than February 2006.
Net Income
Net income for fiscal years 2005 and 2004 was (in millions):

March 31,	% of Net	March 31,	% of Net
2005	Revenue	2004	Revenue	$ Change	% Change

$504	16.1%	$577	19.5%	$(73)	(12.7%)
Reported net income decreased in fiscal 2005 as compared to fiscal 2004 primarily due to growth in our expenses, especially research and development, as we prepared for the adoption of next-generation technology within our industry while at the same time we continued to devote resources to the development of products for current-generation consoles.
Comparison of Fiscal 2004 to Fiscal 2003
Net Revenue
From a geographical perspective, our net revenue for the fiscal years ended March 31, 2004 and 2003 was as follows (in millions):

	Year Ended March 31,

						%
	2004		2003		Increase	Change

North America	$1,610	54.4%	$1,436	57.8%	$174	12.1%

Europe	1,180	39.9%	879	35.4%	301	34.3%
Asia Pacific	167	5.7%	167	6.8%	—	(0.2%)

International	1,347	45.6%	1,046	42.2%	301	28.8%

Consolidated Net Revenue	$2,957	100.0%	$2,482	100.0%	$475	19.1%

North America
For fiscal 2004, net revenue in North America increased by 12.1 percent as compared to fiscal 2003. From a franchise perspective, the net revenue increase was primarily driven by higher sales of products released during the year ended March 31, 2004 in the following eight franchises: Need for Speed, NBA STREET, NFL STREET, Madden NFL, Def Jam, SSX, Tiger Woods/ PGA TOUR and MVP Baseball. Increased sales in these franchises resulted in an increase in net revenue of $353 million for the year ended March 31, 2004 as compared to the year ended March 31, 2003. Increases in net revenue from these franchises were partially offset by (1) a decrease in our Harry Potter franchise, as the fiscal 2004 title, Harry Pottertm: Quidditchtm World Cup, had no associated movie release, while our fiscal 2003 product, Harry Potter and the Chamber of Secrets, was released in conjunction with the blockbuster movie of the same title, (2) the termination of our Square EA joint venture agreement, and (3) a decrease in net revenue in our Bond franchise as a result of the timing of the release of James Bond 007: Everything or Nothing (on all platforms except the Game Boy Advance) in the fourth quarter of fiscal 2004, as compared to the strong sales of James Bond 007: NIGHTFIRE, which was released in the third quarter of fiscal 2003. Together, lower sales in these franchises reduced net revenue by $177 million for the year ended March 31, 2004 as compared to the year ended March 31, 2003.

Europe
For fiscal 2004, net revenue in Europe increased by 34.3 percent as compared to fiscal 2003. We estimate foreign exchange rates (primarily the Euro and the British pound sterling) strengthened reported European net revenue by approximately $136 million or 15 percent for the year ended March 31, 2004. From a franchise perspective, the net revenue increase was primarily driven by higher sales of products released during the year ended March 31, 2004 in the following eleven franchises: Need for Speed, The Sims, FIFA Soccer, Lord of the Rings, Medal of Honor, Final Fantasy, SSX, Football Manager, Freedom Fighters, Tiger Woods/ PGA TOUR and Rugby. Increased sales in these franchises resulted in an increase in net revenue of $373 million for the year ended March 31, 2004 as compared to the year ended March 31, 2003. The increase was partially offset by (1) a decrease in our Harry Potter franchise, as the fiscal 2004 title, Harry Potter: Quidditch World Cup, had no associated movie release, while our fiscal 2003 product, Harry Potter and the Chamber of Secrets, was released in conjunction with the blockbuster movie of the same title, and (2) an expected decrease in sales of our World Cup franchise due to strong sales in the year ended March 31, 2003 in conjunction with the World Cup event and no similar event in the year ended March 31, 2004. Together, the two items noted above, reduced net revenue by $92 million for the year ended March 31, 2004 as compared to the year ended March 31, 2003.

Asia Pacific
For fiscal 2004, net revenue from sales in our Asia Pacific region remained flat as compared to fiscal 2003. Although there were net revenue increases from our Need for Speed, The Sims and other franchises, these increases were offset by declines in the sales of products in our Harry Potter, World Cup and Final Fantasy franchises. We estimate foreign exchange rates strengthened reported Asia Pacific net revenue by approximately $21 million or 12.4 percent, for the year ended March 31, 2004. Excluding the effect of foreign exchange rates, we estimate that Asia Pacific net revenue decreased by approximately $21 million or 12.6 percent, for the year ended March 31, 2004.

Our net revenue by product line for fiscal years 2004 and 2003 is as follows (in millions):

	Year Ended March 31,

					Increase/	%
	2004		2003		(Decrease)	Change

Consoles
PlayStation 2	$1,315	44.4%	$911	36.7%	$404	44.4%
Xbox	384	13.0%	219	8.8%	165	75.2%
Nintendo GameCube	200	6.8%	177	7.1%	23	13.2%
Other consoles	30	1.0%	100	4.0%	(70)	(70.4%)

Total Consoles	1,929	65.2%	1,407	56.6%	522	37.1%
PC	470	15.9%	499	20.2%	(29)	(6.0%)
Mobility
Game Boy Advance	77	2.6%	79	3.2%	(2)	(2.3%)
Game Boy Color	1	0.0%	26	1.1%	(25)	(96.6%)

Total Mobility	78	2.6%	105	4.3%	(27)	(25.8%)
Co-publishing and Distribution	398	13.5%	376	15.1%	22	6.0%
Internet Services, Licensing and Other
Subscription Services	49	1.7%	45	1.8%	4	10.9%
Licensing, Advertising and Other	33	1.1%	50	2.0%	(17)	(34.3%)

Total Internet Services, Licensing and Other	82	2.8%	95	3.8%	(13)	(13.0%)

Total Net Revenue	$2,957	100.0%	$2,482	100.0%	$475	19.1%

PlayStation 2
Net revenue from PlayStation 2 products increased from $911 million in fiscal 2003 to $1,315 million in fiscal 2004. As a percentage of total net revenue, sales of PlayStation 2 products increased by 7.7 percent in fiscal 2004. The increase in net revenue was primarily due to growth in the installed base and greater demand for our products.

Xbox
Net revenue from Xbox products increased from $219 million in fiscal 2003 to $384 million in fiscal 2004. As a percentage of total net revenue, sales of Xbox products increased by 4.2 percent in fiscal 2004. The increase in net revenue was primarily due to growth in the installed base and greater demand for our products.

Nintendo GameCube
Net revenue from Nintendo GameCube products increased from $177 million in fiscal 2003 to $200 million in fiscal 2004. The increase in net revenue was primarily due to growth in the installed base of the Nintendo GameCube.

Other consoles
In fiscal 2004, net revenue from Other consoles, primarily the PlayStation, decreased by $70 million to $30 million as compared to fiscal 2003. We anticipated the decline in net revenue from PlayStation products as we continued to transition away from that platform.

PC
Net revenue from PC-based products decreased from $499 million in fiscal 2003 to $470 million in fiscal 2004. As a percentage of total net revenue, sales of PC products decreased by 4.3 percent in fiscal 2004. PC net revenue declined, largely due to declines of sales in the Harry Potter, World Cup and Bond franchises as discussed above, which were partially offset by an increase in sales of the Lord of the Rings franchise.

Mobility
Net revenue from mobile products decreased from $105 million in fiscal 2003 to $78 million in fiscal 2004. The decrease in mobility was primarily due to the expected decline in our Game Boy Color net revenue as we transitioned away from that platform.

Co-Publishing and Distribution
In fiscal 2004, net revenue from co-publishing and distribution products increased by $22 million to $398 million as compared to fiscal 2003. The increase was due to a $75 million increase in Europe primarily from increased sales in the Final Fantasy, Freedom Fighters and Battlefield franchises, partially offset by a decline in the Kingdom Hearts franchise in North America. Although co-publishing and distribution net revenue increased, it declined as a percentage of total net revenue.

Subscription Services
In fiscal 2004, net revenue from subscription services products increased by $4 million to $49 million as compared to fiscal 2003. The increase in net revenue was primarily due to the number of subscribers to Club Pogo (launched in July 2003) and purchasers of Pogo Downloadables (launched in May 2003), partially offset by a decrease in subscription net revenue from The Simstm Online, Ultima Onlinetm, and Earth & Beyond tm subscription services.

Licensing, Advertising and Other
In fiscal 2004, net revenue from licensing, advertising and other products decreased by $17 million to $33 million as compared to fiscal 2003. The decrease was a result of expected declines in our advertising and programming net revenue following our renegotiation of the terms of our relationship with AOL during the three months ended June 30, 2003.
Operations by Segment
In March 2003, we consolidated the operations of the EA.com business segment into our core business because we began to consider online capability and gameplay as integral to our existing and future products. Accordingly, beginning April 1, 2003, we no longer managed our online products and services as a separate business segment, and we consolidated the reporting related to our online products and services into reporting for the overall development and publication of our core products for all reporting periods ending after that date. This change better reflected the way in which our Chief Executive Officer (our chief operating decision maker) reviews and manages our business and reflects the importance of our online products and services relative to the rest of our business. Concurrently, we eliminated separate reporting for our Class B common stock for all reporting periods ending after April 1, 2003. Fiscal 2003 has been restated to conform with fiscal 2004 presentation. See Note 6 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.
Our view and reporting of business segments may change due to changes in underlying business facts and circumstances and the evolution of our reporting to our Chief Executive Officer.

Cost of Goods Sold
Costs of goods sold for fiscal years 2004 and 2003 were (in millions):

March 31,	% of Net	March 31,	% of Net
2004	Revenue	2003	Revenue	% Change

$1,103	37.3%	$1,073	43.2%	2.8%
In fiscal 2004, cost of goods sold as a percentage of net revenue decreased by 5.9 percentage points to 37.3 percent, from 43.2 percent for fiscal 2003, primarily due to a 3.3 percent decrease in product costs and a 2.8 percent decrease in royalty rates.
The 3.3 percent decrease in product costs was primarily a result of:

•	Lower co-publishing and distribution product costs, as a percentage of net revenue, due to a higher mix of co-publishing titles relative to distribution titles in fiscal 2004. Co-publishing titles generally have higher gross margins than distribution titles. Lower co-publishing and distribution costs, as a percentage of net revenue, increased total gross margin by 1.6 percent in fiscal 2004.

•	Lower average manufacturing costs increased total gross margin by 1.0 percent in fiscal 2004.

•	Lower period costs primarily due to improved inventory management in North America. Lower period costs increased total gross margin by 0.5 percent in fiscal 2004.
The 2.8 percent decrease in royalty rates was primarily the result of:

•	Decreased third-party development royalties primarily due to a higher mix of titles developed internally rather than externally in fiscal 2004. Significant titles that were developed internally in fiscal 2004 for which a comparable title had been developed externally in fiscal 2003 included James Bond 007: Everything or Nothing and The Lord of the Rings; The Return of the King. We estimate that lower development royalties increased gross margin by 1.9 percent, which was spread across multiple platforms.

•	Lower license royalties, as a percentage of net revenue, as Need for Speed Underground, our highest grossing title of fiscal 2004, had a significantly lower license royalty rate than Harry Potter and the Chamber of Secrets, our highest grossing title of fiscal 2003. Lower license royalties, as a percentage of net revenue, increased total gross margin by 1.1 percent in fiscal 2004.
Marketing and Sales
In fiscal 2003, marketing and sales expense included the amortization of the carriage fees payable for the distribution of our online games on AOL, which we are no longer required to pay.
Marketing and sales expenses for fiscal years 2004 and 2003 were (in millions):

March 31,	% of Net	March 31,	% of Net
2004	Revenue	2003	Revenue	$ Change	% Change

$370	12.5%	$332	13.4%	$38	11.4%
Marketing and sales expenses increased by 11.4 percent in fiscal 2004 as compared to fiscal 2003 primarily due to:

•	An increase in our advertising, contract services and promotional expenses of $38 million as we incrementally increased our advertising campaigns to support the release of new titles.

•	A 13.6 percent increase in average headcount to further support the growth of our marketing and sales functions worldwide, which resulted in an increase to personnel-related costs of approximately $17 million.
The increase in marketing and sales expenses was partially offset by the discontinuance of carriage fee payments to AOL, which resulted in a decrease of $18 million.

As a percentage of net revenue, marketing and sales expenses declined from 13.4 percent in fiscal 2003 to 12.5 percent in fiscal 2004. Marketing and sales expenses included vendor reimbursements for advertising expenses of $45 million in fiscal 2004 and $28 million in fiscal 2003.
General and Administrative
General and administrative expenses for fiscal years 2004 and 2003 were (in millions):

March 31,	% of Net	March 31,	% of Net
2004	Revenue	2003	Revenue	$ Change	% Change

$185	6.3%	$131	5.3%	$54	41.2%
General and administrative expenses increased by 41.2 percent, or 1.0 percent of net revenue, in fiscal 2004 compared to fiscal 2003 primarily due to:

•	An increase in depreciation expense of approximately $18 million primarily due to accelerated depreciation on equipment and software that are being replaced and due to write-offs of assets that have been taken out of service in fiscal 2004.

•	An increase of approximately 9 percent, or $15 million, in personnel-related costs to support the continued growth of our business.

•	An increase in contributions of $8 million as we invest in our strategic university relationships.

•	An increase of approximately $11 million in professional services.

•	An increase of approximately $10 million in information technology and facilities expenses.
The increase in general and administrative expenses was partially offset by a decrease in bad debt expense of $9 million, primarily as a result of collecting on accounts that we had previously deemed uncollectible.
Research and Development
Research and development expenses for fiscal years 2004 and 2003 were (in millions):

March 31,	% of Net	March 31,	% of Net
2004	Revenue	2003	Revenue	$ Change	% Change

$511	17.3%	$401	16.1%	$110	27.4%
Research and development expenses increased by 27.4 percent, or 1.2 percentage points of net revenue, in fiscal 2004 compared to fiscal 2003 primarily due to:

•	Increases in personnel-related costs of $101 million of which approximately $64 million resulted from a 22.2 percent increase in average regular full-time employee headcount.

•	An overall increase in external development expenses of $23 million related to development of new products.
The increase in research and development expenses was partially offset by a decrease in depreciation and other operating expenses due to asset impairments recognized in the third and fourth quarters of fiscal 2003.
Amortization of Intangibles
Amortization of intangibles for fiscal years 2004 and 2003 was (in millions):

March 31,	% of Net	March 31,	% of Net
2004	Revenue	2003	Revenue	$ Change	% Change

$3	0.1%	$8	0.3%	$(5)	(63.4%	)
Amortization of intangibles resulted primarily from our acquisitions of Westwood, Kesmai, DreamWorks Interactive, ABC Software, Pogo and other acquisitions. The decline in amortization was a result of the impairment charges taken in fiscal 2003.

Restructuring and Asset Impairment Charges
Restructuring and asset impairment charges for fiscal years 2004 and 2003 were (in millions):

	March 31,	% of Net	March 31,	% of Net
	2004	Revenue	2003	Revenue	% Change

Restructuring Charges	$9	0.3%	$15	0.6%	(35.7%	)
Asset Impairment Charges	$—	0.0%	$66	2.7%	(100.0%	)

Fiscal 2004 Studio Restructuring
During the fourth quarter of fiscal 2004, we closed the majority of our leased studio facility in Walnut Creek, California and our entire owned studio facility in Austin, Texas in order to consolidate local development efforts in Redwood City, California. We recorded total pre-tax charges of $9 million, consisting of $7 million for consolidation of facilities (net of expected future sublease income), $2 million for workforce reductions of approximately 117 personnel and less than $1 million for the write-off of non-current assets, primarily leasehold improvements.

Fiscal 2003 Studio Restructuring
During the third quarter of fiscal 2003, we closed our office located in San Francisco, California and our studio located in Seattle, Washington in order to consolidate local development efforts in Redwood City, California and Vancouver, British Columbia, Canada. We recorded total pre-tax charges of $9 million, consisting of $7 million for consolidation of facilities (net of expected future sublease income), $1 million for the write-off of non-current assets, primarily leasehold improvements, and $1 million for workforce reductions of approximately 33 personnel.
Additionally, during the fourth quarter of fiscal 2003, we approved a plan to consolidate the Los Angeles, California, Irvine, California and Las Vegas, Nevada, studios into one major game studio in Los Angeles. We recorded a total pre-tax restructuring charge of $5 million, including $2 million for the shutdown of facilities and associated costs, $2 million for the write-off of non-current assets, primarily leasehold improvements and $1 million for workforce reductions.

Fiscal 2003 Online Restructuring
In March 2003, we consolidated the operations of EA.com into our core business, and eliminated separate reporting for our Class B common stock for all future reporting periods after fiscal 2003. We recorded restructuring charges, including asset impairment, of $67 million, consisting of $2 million for workforce reductions of approximately 50 personnel, $2 million for consolidation of facilities and $63 million for the write-off of non-current assets. The consolidation of facilities resulted in the closure of EA.com’s Chicago and Virginia facilities and an adjustment for the closure of EA.com’s San Diego studio in fiscal 2002.
As part of the restructuring efforts, we performed impairment tests under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to evaluate the recoverability of our long-lived assets and remaining finite-lived identifiable intangible assets utilized in the EA.com business. This test was performed in the fourth quarter of fiscal 2003 in conjunction with the overall valuation of the EA.com legal entity and its Class B common stock. As of March 31, 2003, the unit sales and the number of subscribers for The Sims Online, our flagship EA.com product, and overall EA.com performance were significantly below our expectations, which we considered to be a triggering event under SFAS No. 144. These results caused us to cancel most of our plans to develop similar online products that would have utilized the long-lived assets associated with the EA.com business. Impairment charges on long-lived assets amounted to $63 million and included $25 million relating to impaired customized internal-use software systems for the EA.com infrastructure, $26 million for other long-lived assets and $12 million of finite-lived intangibles impairment charges relating to EA.com’s acquisitions of Kesmai Corporation and Pogo Corporation.

Fiscal 2002 Online Restructuring
In October 2001, we announced restructuring initiatives involving EA.com and the closure of EA.com’s San Diego studio and consolidation of our San Francisco and Virginia facilities. As a result, we recorded restructuring charges of $20 million, consisting of $4 million for workforce reductions, $3 million for consolidation of facilities and other administrative charges and $13 million for the write-off of non-current assets and facilities.
All restructuring charges recorded prior to December 31, 2002 were recorded in accordance with Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”, EITF No. 95-03, “Recognition of Liabilities in Connection with a Purchase Business Combination”, and SAB No. 100, “Restructuring and Impairment Charges”. All restructuring charges recorded subsequent to December 31, 2002, were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then-current events and circumstances.
The following table reflects our unaudited pro forma consolidated basic earnings per share for the fiscal year ended March 31, 2003 as if the consolidation of the operations of our EA.com business segment into our core business had occurred at the beginning of the period (in millions, except per share data):

Year Ended
March 31,
2003

Net income:
As reported	$317
Pro forma	$317
Earnings per share:
As reported	$1.17
Pro forma	$1.12
Number of shares used in computation:
As reported	282
Add: conversion of AOL and News Corp Class B	1
Pro forma	283
For further discussion on our restructurings and asset impairment charges, see Note 6 in the Notes to Consolidated Financial Statements, included in Item 8 of this report.
Interest and Other Income, Net
Interest and other income, net for fiscal years 2004 and 2003 was (in millions):

March 31,	% of Net	March 31,	% of Net
2004	Revenue	2003	Revenue	$ Change	% Change

$21	0.7%	$5	0.2%	$16	N/M
Interest and other income, net, in fiscal 2004 increased from fiscal 2003 primarily due to the following:

•	Interest income increased by $8 million in fiscal 2004 as a result of higher average cash balances in that year.

•	During the year ended March 31, 2003, we recorded $11 million for other-than-temporary impairments of investments in affiliates, offset by income of $5 million recorded from our equity investment in Square EA, LLC.

Income Taxes
Income taxes for fiscal years 2004 and 2003 were (in millions):

March 31,	Effective	March 31,	Effective
2004	Tax Rate	2003	Tax Rate	% Change

$220	27.5%	$143	31.0%	53.3%
Our effective income tax rate reflected tax benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. The effective income tax rate was 27.5 percent for fiscal 2004 and 31.0 percent for fiscal 2003. The reduced effective income tax rate in fiscal 2004 primarily reflected the resolution of certain tax-related matters with the Internal Revenue Service in the fourth quarter of fiscal 2004, which lowered our income tax expense by $20 million and resulted in a 2.5 percent rate reduction, and also reflected a change in the geographic mix of taxable income subject to lower tax rates.
Net Income
Net income for fiscal years 2004 and 2003 was (in millions):

March 31,	% of Net	March 31,	% of Net
2004	Revenue	2003	Revenue	$ Change	% Change

$577	19.5%	$317	12.8%	$260	82.1%
Reported net income increased in fiscal 2004 compared to fiscal 2003 primarily due to the reasons discussed above. Although the dollar amount of our expenses increased in fiscal 2004 as compared to fiscal 2003, net income as a percentage of net revenue increased to 19.5 percent as compared to 12.8 percent in fiscal 2003 as expenses, including our cost of goods sold, grew at a slower rate than did our net revenue.

Impact of Recently Issued Accounting Standards
In March 2004, the Financial Accounting Standards Board (“FASB”) ratified the other-than-temporary impairment measurement and recognition guidance and certain disclosure requirements for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In September 2004, the FASB issued a proposed Staff Position (“FSP”) EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1”. The proposed FSP will provide measurement and recognition guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads. In October 2004, the FASB delayed the effective date for the other-than-temporary impairment measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1 until FSP Issue No. 03-1-a is issued. However, this delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature; nor does it delay the required disclosures about unrealized losses that have not been recognized as other-than-temporary impairments in paragraphs 21-22 of EITF Issue No. 03-1. See Note 2 of the Notes to Consolidated Financial Statements. Management is unable to determine what impact the adoption of the measurement and recognition guidance in EITF Issue No. 03-1 will have on our consolidated financial statements.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of SFAS No. 151 will not have a material impact on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets — an amendment of APB Opinion No. 29”. SFAS No. 153 amends Accounting Principles Board (“APB”) No. 29, “Accounting

for Non-monetary Transactions”, to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. Management believes the adoption of SFAS No. 153 will not have a material impact on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. While the fair value method under SFAS No. 123R is very similar to the fair value method under SFAS No. 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our consolidated financial statements. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS No. 123R also will require a classification change in the statement of cash flows, whereby a portion of the tax benefit from stock options will move from operating cash flow activities to financing cash flow activities (total cash flows will remain unchanged).
In March 2005, the Securities and Exchange Commission (“SEC”) released SAB No. 107, “Share-based Payment”, which provides the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations for public companies. In April 2005, the SEC adopted a rule that amends the compliance dates of SFAS No. 123R. Under the revised compliance dates, we will be required to adopt the provisions of SFAS No. 123R no later than the first interim period of fiscal 2007. While management continues to evaluate the impact of SFAS No. 123R on our consolidated financial statements, we currently believe that the expensing of stock-based compensation will have an impact on our Consolidated Statements of Operations similar to our pro forma disclosure under SFAS No. 123, as amended.
LIQUIDITY AND CAPITAL RESOURCES

	Year Ended

	March 31,	March 31,
	2005	2004	Increase
(In millions)
Cash, cash equivalents and short-term investments	$2,958	$2,414	$544
Marketable equity securities	140	1	139

Total	$3,098	$2,415	$683

Percentage of total assets	70.9%	69.7%

	Year Ended

	March 31,	March 31,
	2005	2004	Decrease
(In millions)
Cash provided by operating activities	$634	$669	$(35)
Cash provided by (used in) investing activities	(1,726)	288	(2,014)
Cash provided by financing activities	200	225	(25)
Effect of foreign exchange on cash and cash equivalents	12	18	(6)

Net increase (decrease) in cash and cash equivalents	$(880)	$1,200	$(2,080)

Changes in Cash Flow
During the year ended March 31, 2005, we generated $634 million of cash from operating activities as compared to $669 million for the year ended March 31, 2004. This decline was primarily the result of (1) our overall decline in net income for fiscal 2005, (2) higher accounts receivable balances due to the timing of sales in the fourth quarter of fiscal 2005 and (3) higher cash payments for income taxes. These declines were partially offset by higher balances in our current liabilities. We expect to continue to generate significant operating cash flow in fiscal 2006. For the year ended March 31, 2005, our primary use of cash in non-operating activities consisted of net purchases of $1,446 million in short-term investments, $126 million in capital expenditures, primarily related to the expansions of our Los Angeles and Vancouver studios as well as upgrades to our worldwide ERP systems, $90 million for our purchase of a 19.9 percent investment in Ubisoft, $81 million for our acquisitions of 100 percent of Criterion and an additional 44 percent of DICE, and $41 million towards the repurchase and retirement of our common stock. These non-operating expenditures were partially offset by $241 million in proceeds from the sale of our common stock through stock plans and $16 million in proceeds from the sale of property during the year ended March 31, 2005. We anticipate making continued capital investments in our Vancouver studio during fiscal 2006 as well as completing the remaining $709 million of our $750 million share repurchase program by September 30, 2005.

Short-term investments and marketable equity securities
The composition of our portfolio of cash, cash equivalents and short-term investments changed from primarily cash equivalents, which were $1.991 billion as of March 31, 2004, to primarily short-term investments, which were $1.688 billion as of March 31, 2005 and, therefore, our portfolio is more susceptible to changes in short-term interest rates. As of March 31, 2005, our short-term investments had gross unrealized losses of approximately $22 million or 1.3 percent of the total in short-term investments. From time-to-time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions, or stock repurchase programs. Depending on the short-term investments that we liquidate to fund these activities, we could recognize a portion of the gross unrealized losses.
Marketable equity securities increased to $140 million as of March 31, 2005, from $1 million as of March 31, 2004, primarily due to our purchase of a 19.9 percent investment in Ubisoft Entertainment.

Receivables, net
Our gross accounts receivable balance was $458 million and $367 million as of March 31, 2005 and March 31, 2004, respectively. The increase in our accounts receivable balance was primarily due to an increase in our fourth quarter gross sales (prior to reserve adjustments) versus the prior year and the timing of those sales, which occurred later in the fourth quarter of fiscal 2005 than in the prior year. We expect to collect a substantial portion of these amounts in the three months ended June 30, 2005. Reserves for sales returns, pricing allowances and doubtful accounts increased from $155 million as of March 31, 2004 to $162 million as of March 31, 2005. Both the sales return and price protection reserves increased in absolute dollars and as a percentage of trailing six month net revenue and remained relatively flat as a percentage of trailing nine month net revenue as of March 31, 2005. We believe these reserves are adequate based on historical experience and our current estimate of potential returns and allowances.

Inventories
Inventories increased to $62 million as of March 31, 2005 from $55 million as of March 31, 2004 primarily due to overall growth in Europe. We typically have a higher inventory balance, as a percentage of net revenue, on hand in Europe than in North America, due to the need to provide multiple language versions of each title in that region. No single title represented more than $4 million of inventory as of March 31, 2005.

Other current assets
Other current assets increased to $164 million as of March 31, 2005, from $163 million as of March 31, 2004, primarily due to the amortization of certain prepaid amounts and collections of advertising credits owed to us by our suppliers offset by higher prepaid royalties as we continue to invest in our product development.

Accounts payable
Accounts payable increased to $134 million as of March 31, 2005, from $114 million as of March 31, 2004, primarily due to higher gross sales volumes and an extension of payment terms with our vendors in fiscal 2005.

Accrued and other liabilities
Our accrued and other liabilities increased to $694 million as of March 31, 2005 from $630 million as of March 31, 2004. The increase was due to increases in income taxes payable, accruals for pending litigation and increases to our deferred rent and deferred revenue, offset by a decrease in royalties payable and accrued payroll and related expenses. We anticipate our accrued and other liabilities balance will decline following our bonus payments during the three months ended June 30, 2005.

Financial Condition
We believe that existing cash, cash equivalents, short-term investments, marketable equity securities and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, capital expenditures, potential future acquisitions or strategic investments, and funding of our stock repurchase program. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise. There can be no guarantee that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.
Our two lease agreements with Keybank National Association, described in the “Off-Balance Sheet Commitments” section below, are scheduled to expire in June 2006 and July 2006. We currently are evaluating whether to extend the leases, purchase the properties under lease, or identify a third party buyer for the properties when the leases expire. Should we choose to renew the leases, we would not expect a material change in our lease payments from the amounts under the current lease agreements. Should we choose to purchase the properties, we could incur a cash outflow of at least $200 million. We have not yet determined the course of action that we will take.
A portion of our cash that was generated from operations domiciled in foreign tax jurisdictions (approximately $987 million as of March 31, 2005) is designated as indefinitely reinvested in the respective tax jurisdiction. While we have no plans to repatriate these funds to the United States in the short-term, if we were required to do so in order to fund our operations in the United States, we would accrue and pay additional taxes in connection with their repatriation. We are in the process of evaluating whether we will repatriate foreign earnings under the repatriation provisions of the Jobs Act.
On October 18, 2004, our Board of Directors authorized a program to repurchase up to an aggregate of $750 million of shares of our common stock. Pursuant to the authorization, we may repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions over the course of a twelve-month period. During the year ended March 31, 2005, we repurchased and retired 805,500 shares of our common stock for approximately $41 million.
We have a “shelf” registration statement on Form S-3 on file with the Securities and Exchange Commission. This shelf registration statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings up to a total amount of $2.0 billion. Unless otherwise specified in a prospectus supplement accompanying the base prospectus, we will use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes, including for working capital, financing capital expenditures, research and development, marketing and distribution efforts and, if opportunities arise, for acquisitions or strategic alliances. Pending such uses, we may invest the net proceeds in interest-bearing securities. In addition, we may conduct concurrent or other financings at any time.
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
Contractual Obligations and Commercial Commitments

Letters of Credit
In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables of up to €18 million. The standby letter of credit expires in July 2005. As of March 31, 2005, we had €0.5 million payable to Nintendo of Europe covered by this standby letter of credit.
In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC in replacement of our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to approximately $1 million. The standby letter of credit expires in December 2006. As of March 31, 2005, we did not have a payable balance on this standby letter of credit.

Development, Celebrity, League and Content Licenses: Payments and Commitments
The products produced by our studios are designed and created by our employee designers, artists, software programmers and by non-employee software developers (“independent artists” or “third-party developers”). We typically advance development funds to the independent artists and third-party developers during development of our games, usually in installment payments made upon the completion of specified development milestones. Contractually, these payments are considered advances against subsequent royalties on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers. In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: ESPN (content in EA SPORTS games); FIFA and UEFA (professional soccer); NASCAR (stock car racing); John Madden (professional football); National Basketball Association (professional basketball); PGA TOUR (professional golf); Tiger Woods (professional golf); National Hockey League and NHLPA (professional hockey); Warner Bros. (Harry Potter, Batman and Superman); MGM/ Danjaq (James Bond); New Line Productions (The Lord of the Rings); National Football League, Arena Football League and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); ISC (stock car racing); Island Def Jam (fighting); and Viacom Consumer Products (The Godfather). These developer and content license commitments represent the sum of (i) the cash payments due under non-royalty-bearing licenses and services agreements, and (ii) the minimum payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations and commercial commitments as of March 31, 2005, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations			Commercial Commitments

		Developer/			Letters
Fiscal Year		Licensor		Bank and	of
Ended March 31,	Leases(1)	Commitments(2)	Marketing	Other Guarantees	Credit	Total

2006	$30	$134	$33	$4	$1	$202
2007	24	131	34	—	—	189
2008	20	128	30	—	—	178
2009	15	136	30	—	—	181
2010	12	124	31	—	—	167
Thereafter	35	830	197	—	—	1,062

Total	$136	$1,483	$355	$4	$1	$1,979

(1)	See discussion on operating leases in the “Off-Balance Sheet Commitments” section herein and Note 9 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, for additional information.

(2)	Developer/licensor commitments include $50 million of commitments to developers or licensors that have been included in both current and long-term assets and liabilities in our Consolidated Balance Sheets as of March 31, 2005 because the developer or licensor does not have any performance obligations to us. In addition, our developer/licensor and marketing commitments increased significantly in the latter half of fiscal 2005 primarily as a result of agreements we renewed with the National Football League and PLAYERS Inc., as well as an exclusive, long-term agreement we entered into with ESPN Inc. (“ESPN”) for the development and integrated marketing of ESPN content in EA SPORTS games beginning in calendar 2006. While our commitments with ESPN are not contractually due until fiscal 2011 and beyond and are presented as such in the table above, we anticipate paying these commitments earlier as we publish titles associated with the agreement.
The lease commitments disclosed above exclude commitments included in our restructuring activities for contractual rental commitments of $23 million under real estate leases for unutilized office space, offset by $13 million of estimated future sub-lease income. These amounts were expensed in the periods of the related restructuring and are included in our accrued and other liabilities reported on our Consolidated Balance Sheets as of March 31, 2005. See Note 6 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, for additional information.
Transactions with Related Parties
On June 24, 2002, we hired Warren Jenson as our Chief Financial and Administrative Officer and agreed to loan him $4,000,000, to be forgiven over four years based on his continuing employment. The loan does not bear interest. On June 24, 2004, pursuant to the terms of the loan agreement, we forgave two million dollars of the loan and provided Mr. Jenson approximately $1.6 million to offset the tax implications of the forgiveness. As of March 31, 2005, the remaining outstanding loan balance was $2,000,000, which will be forgiven on June 24, 2006, provided that Mr. Jenson has not voluntarily resigned his employment with us or been terminated for cause prior to that time. No additional funds will be provided to offset the tax implications of the forgiveness of the remaining two million dollars.

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
In December 2000, we entered into a second build-to-suit lease with Keybank National Association for a five and one-half year term beginning December 2000 to expand our Redwood City, California headquarters facilities and develop adjacent property adding approximately 310,000 square feet to our campus. Construction was completed in June 2002. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities provide space for sales, marketing, administration and research and development functions. We have an option to purchase the property for a maximum of $130 million or, at the end of the lease, to arrange for (i) an extension of the lease, or (ii) sale of the property to a third party while we retain an obligation to the owner for approximately 90 percent of the difference between the sale price and the guaranteed residual value of up to $119 million if the sales price is less than this amount, subject to certain provisions of the lease.
We believe the estimated fair values of both properties under these operating leases are in excess of their respective guaranteed residual values as of March 31, 2005.
For the two lease agreements with Keybank National Association, as described above, the lease rates are based upon the Commercial Paper Rate and require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of March 31, 2005.

		Actual as of
Financial Covenants	Requirement	March 31, 2005

Consolidated Net Worth (in millions)	$2,061	$3,498
Fixed Charge Coverage Ratio	3.00	19.93
Total Consolidated Debt to Capital	60%	6.6%
Quick Ratio — Q1 & Q2	1.00	N/A
Q3 & Q4	1.75	13.07
As our two lease agreements with Keybank National Association are scheduled to expire in June 2006 and July 2006, we currently are evaluating whether to extend the leases, purchase the properties under lease, or identify a third party buyer for the properties when the leases expire. We have not yet determined the course of action that we will take. See the “Liquidity and Capital Resources” section above for additional information.
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
On February 14, 2005, a second employment-related class action lawsuit, Hasty v. Electronic Arts Inc., was filed against us in Superior Court in San Mateo, California. The complaint alleges that we improperly classified “Engineers” in California as exempt employees and seeks injunctive relief, unspecified monetary damages, interest and attorneys’ fees. On or about March 16, 2005, we received a first amended complaint, which contains the same material allegations as the original complaint. We answered the first amended complaint on April 20, 2005.
On March 24, 2005, a purported class action lawsuit was filed against us and certain of our officers and directors. The complaint, which asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false and misleading statements, was filed in the United States District Court, Northern District of California, by an individual purporting to represent a class of purchasers of EA common stock. Additional purported class action lawsuits have been filed in the same court by other individuals asserting the same claims against us. We have not yet responded to any of the complaints. In addition, on April 12, 2005, a shareholder derivative action was filed against certain of our officers and directors. This suit asserts claims based on substantially the same factual allegations set forth in the federal class action lawsuits. The complaint was filed in San Mateo Superior Court. On April 13, 2005, a second shareholder derivative action was filed in San Mateo Superior Court based on the same claims as the first complaint. On May 16, 2005, a shareholder derivative action based on substantially the same allegations was filed in the United States District Court, Northern District of California. We have not responded to the shareholder derivative complaints.
In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.
     Director Indemnity Agreements
We have entered into indemnification agreement with the members of our Board of Directors to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued as a result of their service as members of our Board of Directors.
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

Our business is highly dependent on the success and timely release of new video game platforms, on the continued availability of existing video game platforms, as well as our ability to develop commercially successful products for these platforms.
We derive most of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony’s PlayStation 2 and Microsoft’s Xbox. The success of our business is driven in large part by the availability of an adequate supply of current-generation video game platforms, the timely release and success of new video game hardware systems, our ability to accurately predict which platforms will be most successful in the marketplace, and our ability to develop commercially successful products for these platforms. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. If the platforms for which we are developing products are not released when anticipated, are not available in adequate amounts to meet consumer demand, or do not attain wide market acceptance, our revenue will suffer, we may be unable to fully recover the resources we have committed, and our financial performance will be harmed.

Our industry is cyclical and has entered a transition period heading into the next cycle. During the transition, we expect our costs to increase, we may experience a decline in sales as consumers anticipate and adopt next-generation products and our operating results may suffer and become more difficult to predict.
Video game platforms have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. Sony’s PlayStation 2 was introduced in 2000 and Microsoft’s Xbox and the Nintendo GameCube were introduced in 2001. Over the course of the next eighteen months, we expect Sony, Microsoft and Nintendo to introduce new video game platforms into the market (so-called “next-generation platforms”). As a result, we believe that the interactive entertainment industry has entered into a transition stage leading into the next cycle. During this transition, we intend to continue developing new titles for the current-generation of video game platforms while we also make significant investments preparing to introduce products upon the launch of the next-generation platforms. We have and expect to continue to incur increased costs during the transition to next-generation platforms, which are not likely to be offset in the near future. We also expect development costs for next-generation video games to be greater on a per-title basis than development costs for current-generation video games. Further, we expect that, as the current-generation of platforms reaches the end of its cycle and next-generation platforms are introduced into the market, sales of video games for current-generation consoles may begin to decline. Consumers may defer game software purchases until the next-generation platforms become available. This decline may not be offset by increased sales of products for the new platforms. For example, following the launch of Sony’s PlayStation 2 platform, we experienced a significant decline in revenue from sales of products for Sony’s older PlayStation game console, which was not immediately offset by revenue generated from sales of products for the PlayStation 2 platform. If the increased costs we have incurred and expect to continue to incur are not offset during the transition, our operating results will suffer and our financial position will be harmed. In addition, during this transition, we expect our operating results to be more volatile and difficult to predict, which could cause our stock price to fluctuate significantly.

Our platform licensors set the royalty rates and other fees that we must pay to publish games for their platforms, and therefore have significant influence on our costs. If one or more of the platform licensors adopt a different fee structure for future game consoles or we are unable to obtain such licenses, our profitability will be materially impacted.
In the next eighteen months, we expect our platform licensors to introduce new video game platforms into the market. For example, Microsoft and Sony have indicated that they plan to release next-generation successors to the Xbox and PlayStation 2, respectively, over the course of the next eighteen months. In order to publish products for a new game machine, we must take a license from the platform licensor which gives the platform licensor the opportunity to set the fee structure that we must pay in order to publish games for that platform. Similarly, certain platform licensors have retained the flexibility to change their fee structures for online gameplay and features for their consoles. The control that platform licensors have over the fee structures for their future platforms and online access makes it difficult for us to predict our costs and profitability in the medium to long term. It is also possible that platform licensors will not renew our licenses. Because publishing products for video game consoles is the largest portion of our business, any increase in fee structures or failure to secure a license relationship would significantly harm our ability to generate revenues and/or profits.

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

If the average price of current-generation titles continues to decline, our operating results will suffer.
As a result of a more value-oriented consumer base caused by price reductions in current-generation platforms by Microsoft, Sony and Nintendo, a greater number of current-generation titles being published, and significant pricing pressure from our competitors, we have experienced a decrease in the average price of our titles for current-generation platforms. Although we believe that a few of the most popular current-generation titles will continue to be launched at premium price points, as the interactive entertainment industry transitions to next-generation video game platforms, we expect there to be fewer current-generation titles able to command premium price points, and we expect that even these titles will be subject to price reductions at an earlier point in their sales cycle than we have seen in prior years. We expect the average price of current-generation titles to continue to decline, which will have a negative effect on our margins and operating results.

Technology changes rapidly in our business, and if we fail to anticipate or successfully implement new technologies, the quality, timeliness and competitiveness of our products and services will suffer.
Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services competitive in the market. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly than we can. In either case, our products and services may be technologically inferior to our competitors’, less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products and services, then we may delay their release until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product or service launch schedule or to keep up with our competition, which would increase our development expenses.

Our business is intensely competitive and “hit” driven. If we do not continue to deliver “hit” products or if consumers prefer our competitors’ products over our own, our operating results could suffer.
Competition in our industry is intense and we expect new competitors to continue to emerge. While many new products are regularly introduced only a relatively small number of “hit” titles accounts for a significant portion of net revenue. Hit products published by our competitors may take a larger share of consumer spending than we anticipate, which could cause our product sales to fall below our expectations. If our competitors develop more successful products, offer competitive products at lower price points, or if we do not continue to develop consistently high-quality and well-received products, our revenue, margins, and profitability will decline.

If we are unable to maintain or acquire licenses to intellectual property, we will publish fewer hit titles and our revenue, profitability and cash flows will decline. Competition for these licenses may make them more expensive, and increase our costs.
Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from major sports leagues and players’ associations. Similarly, many of our hit EA GAMEStm franchises, such as Bond, Harry Potter and Lord of the Rings, are based on key film and literary licenses. Competition for these licenses is intense. If we are unable to maintain these licenses and obtain additional licenses with significant commercial value, our revenues and profitability will decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs.

If patent claims continue to be asserted against us, we may be unable to sustain our current business models or profits.
Many patents have been issued that may apply to widely-used game technologies. Additionally, infringement claims under many recently issued patents are now being asserted against Internet implementations of existing games. Several such claims have been asserted against us. Such claims can harm our business. We incur substantial expenses in evaluating and defending against such claims, regardless of the merits of the claims. In the event that there is a determination that we have infringed a third-party patent, we could incur significant monetary liability and be prevented from using the rights in the future, which could negatively impact our operating results.

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
We are currently, and from time to time in the future may become, subject to other claims and litigation, which could be expensive, lengthy, and disruptive to normal business operations. In addition, the outcome of any claims or litigation may be difficult to predict and could have a material adverse effect on our business, operating results, or financial condition. For further information regarding certain claims and litigation in which we are currently involved, see “Part I — Item 3. Legal Proceedings” above.

Our business, our products and our distribution are subject to increasing regulation of content, consumer privacy and online delivery in the key territories in which we conduct business. If we do not successfully respond to these regulations, our business may suffer.
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

If we do not continue to attract and retain key personnel, we will be unable to effectively conduct our business. In addition, compensation-related changes in accounting requirements, in addition to evolving legal and operational factors, could have a significant impact on our expenses and operating results.
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
We annually review and evaluate with the Compensation Committee of our Board of Directors the compensation and benefits that we offer our employees to ensure that we are able to attract and retain our talent. Within our regular review, we have considered recent changes in the accounting treatment of stock options, the competitive market for technical, creative, marketing and other personnel, and the evolving nature of job functions within our studios, marketing organizations and other areas of the business. Any changes we make to our compensation programs could result in increased expenses and have a significant impact on our operating results.

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
We also require compatibility code and the consent of Microsoft and Sony in order to include online capabilities in our products for their respective platforms. As online capabilities for video game platforms become more significant, Microsoft and Sony could restrict our ability to provide online capabilities for our console platform products. If Microsoft or Sony refused to approve our products with online capabilities or significantly impacted the financial terms on which these services are offered to our customers, our business could be harmed.

Our international net revenue is subject to currency fluctuations.
For the fiscal year ended March 31, 2005, international net revenue comprised 47 percent of our total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. While we utilize foreign exchange forward contracts to mitigate some foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) and from time to time, foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue generated by our operational subsidiaries), our results of operations, including our reported net revenue and net income, and financial condition would be adversely affected by unfavorable foreign currency fluctuations, particularly the Euro and Pound Sterling.

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our operating results and financial condition.
We are subject to income taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are also required to estimate what our taxes will be in the future. Although we believe our tax estimates are reasonable, the estimate process is inherently uncertain, and our estimates are not binding on tax authorities. Our effective tax rate could be adversely affected by changes in our business, including the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws as well as other factors. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and net income could be materially affected.
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
We are in the process of examining our worldwide operating structure in light of changing tax laws, our current and anticipated business operations, and the pending expiration of an offshore advance pricing agreements with a foreign tax authority in December 2005 under which our current business operates. Certain changes that we are considering, or a failure to make certain other changes, to our operating structure would increase our tax expense.
In addition, while our current intention is to invest indefinitely our undistributed foreign earnings offshore, we are in the process of evaluating whether we will change our intentions regarding a portion of our foreign earnings and take advantage of the repatriation provision of the Jobs Act, and if so, the amount that we would intend to repatriate. We may decide not to take advantage of the new law at all. In addition to not having made a decision to repatriate any foreign earnings, we are not yet in a position to determine the impact of a qualifying repatriation, should we choose to make one, on our income tax expense for fiscal 2006.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.
As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC and national and international accounting standards bodies, the frequency of accounting policy changes may accelerate. For example, the FASB has issued a new standard that will require us to adopt a different method of determining and accounting for the compensation expense of our employee stock options. This and other possible changes to accounting standards, could adversely affect our reported results of operations although not necessarily our cash flows. Further, accounting policies affecting software revenue recognition have been the subject of frequent interpretations, which could significantly affect the way we account for revenue related to our products. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

The majority of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.
In the U.S., in fiscal 2005, over 80 percent of our U.S. sales were made to six key customers, two of which have recently announced plans to merge. In Europe, our top ten customers accounted for over 30 percent of our sales in that territory in fiscal 2005. Worldwide, we had direct sales to one customer, Wal-Mart Stores, Inc., which represented 14 percent of total net revenue in fiscal 2005. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. Additionally, our receivables from these large customers increase significantly in the December quarter as they stock up for the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers.

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
We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions, including (1) acquisitions of companies, businesses, intellectual properties, and other assets, and (2) investments in new interactive entertainment businesses (for example, online and mobile games). Any of these strategic transactions could be material to our financial condition and results of operations. Although we regularly search for opportunities to engage in strategic transactions, we may not be successful in identifying suitable opportunities. We may not be able to consummate potential acquisitions or investments or an acquisition or investment may not enhance our business or may decrease rather than increase our earnings. In addition, the process of integrating an acquired company or business, or successfully exploiting acquired intellectual property or other assets, could divert a significant amount of our management’s time and focus and may create unforeseen operating difficulties and expenditures. Additional risks we face include:

•	The need to implement or remediate controls, procedures and policies appropriate for a public company in an acquired company that, prior to the acquisition, lacked these controls, procedures and policies,

•	Cultural challenges associated with integrating employees from an acquired company or business into our organization,

•	Retaining key employees from the businesses we acquire,

•	The need to integrate an acquired company’s accounting, management information, human resource and other administrative systems to permit effective management, and

•	To the extent that we engage in strategic transactions outside of the United States, we face additional risks, including risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

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
The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to factors specific to us (including those discussed in the risk factors above as well as others not currently known to us or that we currently do not believe are material), to changes in securities analysts’ earnings estimates, to our results falling below the expectations of analysts and investors, to factors affecting the computer, software, Internet, entertainment, media or electronics industries, or to national or international economic conditions.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We are exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and market prices. Market risk is the potential loss arising from changes in market rates and market prices. Foreign currency option and foreign exchange forward contracts are used to either hedge anticipated exposures or mitigate some existing exposures subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes (see Note 3 to the Consolidated Financial Statements). Interest rate risk is the potential loss arising from changes in interest rates and credit ratings. We do not consider our cash and cash equivalents to be exposed to significant interest rate risk because our portfolio consists of highly liquid investments with original maturities of three months or less (see Note 2 to the Consolidated Financial Statements).

Foreign Currency Exchange Rate Risk
From time to time, we hedge some of our foreign currency risk related to anticipated foreign-currency-denominated sales transactions by purchasing option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in the Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value is initially reported as a component of accumulated other comprehensive income (loss), net of any tax effects, in stockholders’ equity and subsequently reclassified into net revenue in the period when the forecasted transaction actually occurs. The ineffective portion of gains or losses resulting from changes in fair value is reported in interest and other income, net in the Consolidated Statements of Operations. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements. The fair value of our foreign currency option contracts purchased and included in other current assets was $1 million as of both March 31, 2005 and 2004.
We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of less than one month and are transacted near month-end. Therefore, the fair value of the forward contracts generally is not significant at each month-end. Our foreign exchange forward contracts are not designated as hedging instruments under SFAS No. 133 and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in the Consolidated Balance Sheets, and gains and losses from changes in fair value are reported in interest and other income, net in the Consolidated Statements of Operations. The gains and losses on these forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated assets and liabilities.
As of March 31, 2005 we had foreign exchange contracts to purchase and sell approximately $425 million of foreign currencies. Of this amount, $379 million represents contracts to sell foreign currencies in exchange for U.S. dollars, $22 million to sell foreign currencies in exchange for British Pounds, and $24 million to purchase foreign currency in exchange for U.S. dollars. As of March 31, 2004 we had foreign exchange contracts to purchase and sell approximately $190 million of foreign currencies. Of this amount, $173 million represented contracts to sell foreign currencies in exchange for U.S. dollars and $17 million to sell foreign currency for British Pounds. The fair value of our forward contracts was approximately $0 and $2 million as of March 31, 2005 and 2004, respectively.
The counterparties to these forward and option contracts are creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material.
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurances that our mitigating activities will adequately protect us against the risks associated with foreign currency fluctuations. For example, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would not result in a material loss in fair value of our option contracts under either scenario as of March 31, 2005 or 2004. A hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in potential losses on our forward contracts of $40 million and $61 million, respectively, as of March 31, 2005, and $17 million and $26 million, respectively, as of March 31, 2004. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short average maturities. Additionally, the contractual terms of the securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less that the stated par value of the securities. We also do not use derivative financial instruments in our short-term investment portfolio.
As of March 31, 2005 and 2004, our short-term investments were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consists of the following investment categories, summarized by fair value as of March 31, 2005 and 2004 (in millions):

	As of March 31,

	2005	2004

U.S. government agencies	$1,168	$264
U.S. government bonds	298	—
Corporate bonds	180	—
Asset-backed securities	42	—

Total short-term investments	$1,688	$264

Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp rise in interest rates could have a significant adverse impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of March 31, 2005, arising from selected potential changes in interest rates. The modeling technique measures the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. Actual results may differ materially.

					Valuation of Securities Given an
	Valuation of Securities Given an Interest			Fair Value	Interest Rate Increase of X
	Rate Decrease of X Basis Points			as of	Basis Points
(In millions)				March 31,
	(150 BPS)	(100 BPS)	(50 BPS)	2005	50 BPS	100 BPS	150 BPS

U.S. government agencies	$1,177	$1,175	$1,172	$1,168	$1,162	$1,156	$1,151
U.S. government bonds	306	303	300	298	295	293	290
Corporate bonds	185	184	182	180	178	177	175
Asset-backed securities	44	43	43	42	42	41	41

Total short-term investments	$1,712	$1,705	$1,697	$1,688	$1,677	$1,667	$1,657

During fiscal 2005, the composition of our portfolio of cash, cash equivalents and short-term investments changed significantly from mostly cash equivalents during fiscal 2004 to mostly short-term investments during fiscal 2005, as illustrated above, and is now more susceptible to changes in interest rates. Therefore, we have changed our quantitative disclosures of interest rate risk from the tabular presentation used in prior years to the sensitivity analysis, presented above, as we believe this methodology better illustrates the effects on our portfolio caused by our primary risk of changes in interest rates. We have not presented a similar sensitivity analysis for fiscal 2004 because of the relatively insignificant amount of short-term investments in fiscal 2004 versus fiscal 2005.

Market Price Risk
The values of our equity investments in publicly traded companies are subject to market price volatility. As of March 31, 2005, our marketable equity securities were classified as available-for-sale and, consequently, were recorded in the Consolidated Balance Sheets at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $140 million and $1 million as of March 31, 2005 and 2004, respectively.

At any time, a sharp decrease in market prices in our investments in marketable equity securities could have a significant adverse impact on the fair value of our investments. The following table presents the hypothetical changes in fair value in our marketable equity securities as of March 31, 2005, arising from selected potential changes in market prices. The modeling technique measures the change in fair value from immediate hypothetical parallel shifts in market price plus or minus 25 percent, 50 percent and 75 percent. Hypothetical changes in market prices of the same magnitude would not have resulted in material changes in fair value of our marketable equity securities as of March 31, 2004 and, accordingly, are not presented.

	Valuation of Securities Given an X				Valuation of Securities Given an
	Percentage Decrease in Each Stock’s			Fair Value	X Percentage Increase in Each
	Market Price			as of	Stock’s Market Price
(In millions)				March 31,
	(75%)	(50%)	(25%)	2005	25%	50%	75%

Marketable Equity Securities	$35	$70	$105	$140	$175	$210	$246

Item 8:	Financial Statements and Supplementary Data
Other financial statement schedules are omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or the notes thereto.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2005	2004
(In millions, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$1,270	$2,150
Short-term investments	1,688	264
Marketable equity securities	140	1
Receivables, net of allowances of $162 and $155, respectively	296	212
Inventories	62	55
Deferred income taxes	86	84
Other current assets	164	163

Total current assets	3,706	2,929

Property and equipment, net	353	298
Investments in affiliates	10	14
Goodwill	153	92
Other intangibles, net	36	18
Deferred income taxes	19	41
Other assets	93	72

TOTAL ASSETS	$4,370	$3,464

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$134	$114
Accrued and other liabilities	694	630

Total current liabilities	828	744

Other liabilities	33	42

Total liabilities	861	786

Commitments and contingencies	—	—
Minority interest	11	—

Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized	—	—
Common stock
Common stock, $0.01 par value. 1,000,000,000 shares authorized; 310,440,769 and 301,332,458 shares issued and outstanding, respectively	3	3
Class B common stock, $0.01 par value. No shares authorized; 0 and 200,130 shares issued and outstanding, respectively	—	—
Paid-in capital	1,434	1,154
Retained earnings	2,005	1,501
Accumulated other comprehensive income	56	20

Total stockholders’ equity	3,498	2,678

TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$4,370	$3,464

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,

	2005	2004	2003
(In millions, except per share data)

Net revenue	$3,129	$2,957	$2,482
Cost of goods sold	1,197	1,103	1,073

Gross profit	1,932	1,854	1,409

Operating expenses:
Marketing and sales	391	370	332
General and administrative	221	185	131
Research and development	633	511	401
Amortization of intangibles	3	3	8
Acquired in-process technology	13	—	—
Restructuring charges	2	9	15
Asset impairment charges	—	—	66

Total operating expenses	1,263	1,078	953

Operating income	669	776	456
Interest and other income, net	56	21	5

Income before provision for income taxes and minority interest	725	797	461
Provision for income taxes	221	220	143

Income before minority interest	504	577	318
Minority interest	—	—	(1)

Net income	$504	$577	$317

Net income (loss) per share:
Common stock:
Net income:
Basic	$504	$577	$329
Diluted	$504	$577	$317
Net income per share:
Basic	$1.65	$1.95	$1.17
Diluted	$1.59	$1.87	$1.08
Number of shares used in computation:
Basic	305	295	282
Diluted	318	308	293

Class B common stock:
Net loss, net of retained interest in EA.com	N/A	N/A	$(12)
Net loss per share:
Basic	N/A	N/A	$(2.77)
Diluted	N/A	N/A	$(2.77)
Number of shares used in computation:
Basic	N/A	N/A	4
Diluted	N/A	N/A	4
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In millions, share data in thousands)

							Accumulated
			Class B				Other
	Common Stock		Common Stock				Comprehensive	Total
					Paid-in	Retained	Income	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Equity

Balances as of April 1, 2002	276,859	$3	6,233	$—	$648	$607	$(15)	$1,243

Components of comprehensive income:
Net income	—	—	—	—	—	317	—	317
Change in unrealized gain (loss) on investments, net	—	—	—	—	—	—	1	1
Reclassification adjustment for losses, realized in net income, net	—	—	—	—	—	—	1	1
Translation adjustment	—	—	—	—	—	—	15	15

Comprehensive income								$334

Proceeds from sales of shares through stock plans	10,036	—	—	—	132	—	—	132
AOL and NewsCorp conversion of Class B for Class A stock	1,368	—	(6,000)	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	—	—	75	—	—	75
Other	4	—	(8)	—	1	—	—	1

Balances as of March 31, 2003	288,267	$3	225	$—	$856	$924	$2	$1,785

Components of comprehensive income:
Net income	—	—	—	—	—	577	—	577
Change in unrealized gain (loss) on investments, net	—	—	—	—	—	—	(1)	(1)
Translation adjustment	—	—	—	—	—	—	19	19

Comprehensive income								$595

Proceeds from sales of shares through stock plans	13,066	—	—	—	228	—	—	228
Repurchase of Class B shares	—	—	(25)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1	—	—	1
Tax benefit from exercise of stock options	—	—	—	—	69	—	—	69

Balances as of March 31, 2004	301,333	$3	200	$—	$1,154	$1,501	$20	$2,678

Components of comprehensive income:
Net income	—	—	—	—	—	504	—	504
Change in unrealized gain (loss) on investments, net	—	—	—	—	—	—	27	27
Reclassification adjustment for (gains) losses, realized in net income, net	—	—	—	—	—	—	(1)	(1)
Translation adjustment	—	—	—	—	—	—	10	10

Comprehensive income								$540

Proceeds from sales of shares through stock plans	9,914	—	—	—	241	—	—	241
Repurchase and retirement of common stock	(806)	—	—	—	(41)	—	—	(41)
Conversion of Class B shares to common stock	—	—	(200)	—	—	—	—	—
Stock-based compensation	—	—	—	—	5	—	—	5
Tax benefit from exercise of stock options	—	—	—	—	75	—	—	75

Balances as of March 31, 2005	310,441	$3	—	$—	$1,434	$2,005	$56	$3,498

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2005	2004	2003
(In millions)

OPERATING ACTIVITIES
Net income	$504	$577	$317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75	78	92
Non-cash restructuring and asset impairment charges	—	2	66
Other-than-temporary impairment of investments in affiliates	—	—	11
Realized (gains) losses on investments and sale of property and equipment	(8)	2	1
Stock-based compensation	6	1	1
Tax benefit from exercise of stock options	75	69	75
Acquired in-process technology	13	—	—
Other operating activities	—	(2)	(6)
Change in assets and liabilities:
Receivables, net	(80)	(194)	110
Inventories	(14)	(23)	(5)
Other assets	(35)	(61)	(75)
Accounts payable	28	23	18
Accrued and other liabilities	46	191	138
Deferred income taxes	24	6	(29)

Net cash provided by operating activities	634	669	714

INVESTING ACTIVITIES
Capital expenditures	(126)	(90)	(59)
Proceeds from sale of property and equipment	16	1	1
Investments in affiliates, net	(2)	(1)	(9)
Proceeds from sale of investments in affiliates	—	8	—
Purchase of short-term investments	(2,442)	(2,511)	(1,050)
Proceeds from maturities and sales of short-term investments	996	2,883	660
Proceeds from sale of marketable equity securities	4	2	5
Purchase of marketable equity securities	(90)	—	—
Acquisition of subsidiaries, net of cash acquired	(81)	(3)	(13)
Other investing activities	(1)	(1)	2

Net cash (used in) provided by investing activities	(1,726)	288	(463)

FINANCING ACTIVITIES
Proceeds from sales of common stock through employee stock plans and other plans	241	228	132
Repurchase and retirement of common stock	(41)	—	—
Other financing activities	—	(3)	—

Net cash provided by financing activities	200	225	132

Effect of foreign exchange on cash and cash equivalents	12	18	14

(Decrease) increase in cash and cash equivalents	(880)	1,200	397
Beginning cash and cash equivalents	2,150	950	553

Ending cash and cash equivalents	1,270	2,150	950
Short-term investments	1,688	264	638

Ending cash, cash equivalents and short-term investments	$2,958	$2,414	$1,588

Supplemental cash flow information:
Cash paid during the year for income taxes	$101	$65	$37

Non-cash investing activities:
Change in unrealized gain (loss) on investments, net	$26	$(1)	$3

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Electronic Arts Inc. develops, markets, publishes and distributes interactive software games that are playable by consumers on home video game consoles (such as the Sony PlayStation® 2, Microsoft Xbox® and Nintendo GameCubetm), personal computers, mobile platforms — including hand-held game players (such as the Game Boy® Advance, Nintendo DStm and Sony PSP®) and cellular telephones, — and online, over the Internet and other proprietary online networks. Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and some of our games are based on intellectual property that is wholly-owned by us (e.g., The Simstm and Need for Speedtm). Our goal is to develop titles which appeal to the mass markets, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this are our annual iterations of our sports-based franchises (e.g., NCAA Football and FIFA Soccer), titles based on long-lived movie properties (e.g., James Bondtm) and wholly-owned properties that can be successfully sequeled (e.g., The Sims and Need for Speed).
A summary of our significant accounting policies applied in the preparation of our consolidated financial statements follows:

(a) Consolidation
The accompanying Consolidated Financial Statements include the accounts of Electronic Arts Inc. and its domestic and foreign wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Fiscal Year
Our fiscal year is reported on a 52/53-week period that, historically, has ended on the final Saturday of March in each year. The results of operations for the fiscal years ended March 31, 2005, 2004 and 2003 each contain 52 weeks and ended on March 26, 2005, March 27, 2004 and March 29, 2003, respectively. For simplicity of presentation, all fiscal periods are treated as ending on a calendar month end. Beginning with the fiscal year ending March 31, 2006, we will end our fiscal year on the Saturday nearest March 31. As a result, our fiscal 2006 will be reported as a 53 week year with the first quarter containing 14 weeks.

(c) Reclassifications
Certain prior-year amounts have been reclassified to conform to the fiscal 2005 presentation.

(d) Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting period. Such estimates include sales returns and allowances, provisions for doubtful accounts, accrued liabilities, income taxes, and estimates regarding the recoverability of prepaid royalties, inventories, long-lived assets and deferred income taxes. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from management’s estimates.

(e) Cash, Cash Equivalents, Short-Term Investments, Marketable Equity Securities and Other Investments
Cash equivalents consist of highly liquid investments with insignificant rate risk and original maturities of three months or less.
Short-term investments consist of securities with original maturities of greater than three months and are available for use in current operations or other activities such as capital expenditures, business acquisitions, or stock repurchase programs.
Short-term investments in debt and marketable equity securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Our policy is to minimize the principal risk of our investment portfolio by earning returns based on current interest rates. Management determines the appropriate classification of its debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Securities classified as held-to-maturity are carried at amortized cost, which is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income, net. Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale and are stated at fair value. Unrealized gains and losses are included as a separate component of accumulated other comprehensive income or (loss), net of any related tax effect, in stockholders’ equity. Realized gains and losses are calculated based on the specific identification method. We recognize an impairment charge when we determine a decline in the fair value of the securities below its cost basis is other-than-temporary.
Investments in affiliates consist of investments in equity securities accounted for under the equity and cost methods of accounting in accordance with Accounting Principles Board Opinion (“APB”) No. 18, “The Equity Method Of Accounting For Investments In Common Stock”. Our share of earnings or losses of investments in affiliates, in which we own at least 20 percent of the voting securities, is included in interest and other income, net in the Consolidated Statement of Operations using the equity method of accounting, except for investments where we are not able to exercise significant influence over the operating and financing decisions of the investee, in which case the cost method of accounting is used. In accordance with APB No. 18, management evaluates these investments to determine if events or changes in circumstances indicate an other-than-temporary impairment in value. We recognize an impairment charge when we determine an other-than-temporary impairment in value exists.

(f) Inventories
Inventories consist of materials and labor and include manufacturing royalties paid to console manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market.

(g) Property and Equipment, Net
Property and equipment, net are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

Buildings	20 to 25 years
Computer equipment and software	3 to 5 years
Furniture and equipment	3 to 5 years
Leasehold improvements	Lesser of the lease terms or the estimated useful lives of the improvements, generally 1 to 10 years
Under the provisions of American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, we capitalize costs associated with customized internal-use software systems that have reached the application development stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The net book value of capitalized costs associated with internal-use software amounted to $28 million and $30 million as of March 31, 2005 and 2004, respectively, and are being depreciated on a straight-line basis over each project’s estimated useful life that ranges from three to five years.

(h) Long-Lived Assets
We evaluate long-lived assets and certain identifiable intangibles for impairment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. This may include assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on the Consolidated Balance Sheets to reflect its actual fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner of our use of the acquired assets or the strategy of our overall business and significant under-performance relative to expected historical or projected future operating results. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. We did not record any asset impairment charges in fiscal 2005. During fiscal 2004 and 2003, we recognized less than $1 million and $66 million, respectively, of asset impairment charges. See Note 6 of the Notes to Consolidated Financial Statements.

(i) Goodwill
SFAS No. 142, “Goodwill and Other Intangible Assets” requires that purchased goodwill and indefinite-lived intangibles not be amortized. Rather, goodwill and indefinite-lived intangible assets are subject to at least an annual assessment for impairment by applying a fair-value-based test.
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

(j) Concentration of Credit Risk
We extend credit to various companies in the retail and mass merchandising industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. As of March 31, 2005, we had 13.5 percent and 12.6 percent of our gross accounts receivable outstanding with Pinnacle, a European logistics and collections company, and Wal-Mart Stores, Inc., respectively. As of March 31, 2004, we had 17.3 percent and 11.3 percent of our gross accounts receivable outstanding with Pinnacle and Wal-Mart Stores, Inc., respectively.
Short-term investments are placed with high-credit-quality financial institutions or in short-duration, high-quality securities. We limit the amount of credit exposure in any one financial institution or type of investment instrument.

(k) Revenue Recognition
We evaluate the recognition of revenue based on the criteria set forth in SOP 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four criteria are met:

•	Evidence of an arrangement: We recognize revenue when we have evidence of an agreement with the customer reflecting the terms and conditions to deliver products.

•	Delivery: Delivery is considered to occur when the products are shipped and risk of loss has been transferred to the customer. For online games and services, revenue is recognized as the service is provided.

•	Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable.

•	Collection is deemed probable: At the time of the transaction, we conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).
Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements, we must make assumptions and judgments in order to: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific objective evidence of fair value (“VSOE”) exists for each undelivered element; and (4) allocate the total price among the various elements we must deliver. Changes to any of these assumptions or judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period.
Product Revenue: Product revenue, including sales to resellers and distributors (“channel partners”), is recognized when the above criteria are met. We reduce product revenue for estimated future customer returns, price protection, and other offerings, which may occur with our customers and channel partners.
Shipping and Handling: In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, we recognize amounts billed to customers for shipping and handling as revenue. Additionally, shipping and handling costs incurred by us are included in cost of goods sold.
Online Subscription Revenue: Online subscription revenue is derived principally from subscription revenue collected from customers for online play related to our persistent state world and POGOtm products. These customers generally pay on a month-to-month basis; however, prepaid subscription revenue, including revenue collected from credit card sales as well as sales of Gametime subscription cards, are recognized ratably over the period for which the services are provided.
Software Licenses: We license software rights to manufacturers of products in related industries (for example, makers of personal computers or computer accessories) to include certain of our products with the manufacturer’s product, or offer our products to consumers who have purchased the manufacturer’s product. We call these combined products “OEM bundles”. These OEM bundles generally require the customer to pay us an upfront nonrefundable fee, which represents the guaranteed minimum royalty amount. Revenue is generally recognized upon delivery of the product master or the first copy. Per copy royalties on sales that exceed the minimum guarantee are recognized as earned.

(l) Sales Returns and Allowances and Bad Debt Reserves
We estimate potential future product returns, price protection and stock-balancing programs related to current period product revenue. We analyze historical returns, current sell-through of channel partner inventory of our products, current trends in the software games business segment and the overall economy, changes in customer demand and acceptance of our products and other related factors when evaluating the adequacy of the sales returns and price protection allowances. In addition, we monitor the volume of sales to our channel partners and monitor their inventories as substantial overstocking in the distribution channel could result in high returns or higher price protection costs in subsequent periods.
Similarly, significant judgment is required to estimate our allowance for doubtful accounts in any accounting period. We analyze customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

(m) Advertising Costs
We generally expense advertising costs as incurred, except for production costs associated with media campaigns which are recognized as prepaid assets (to the extent paid in advance) and expensed at the first run of the advertisement. Cooperative advertising with our channel partners is accrued when revenue is recognized and such amounts are included in marketing and sales expense if there is a separate identifiable benefit for which we can reasonably estimate the fair value of the benefit identified. Otherwise, they are recognized as a reduction of net revenue. We then reimburse the channel partner when qualifying claims are submitted. For the fiscal years ended March 31, 2005, 2004 and 2003, advertising expenses totaled approximately $174 million, $183 million and $152 million, respectively. We sometimes receive vendor reimbursements for advertising costs from our vendors, and such amounts are recognized as a reduction of marketing and sales expense if there is a separate identifiable benefit for which we can reasonably estimate the fair value of the benefit identified. Otherwise, they are recognized as a reduction of cost of goods sold. Included in marketing and sales expense are vendor reimbursements of advertising expenses of $42 million, $45 million, and $28 million for the fiscal years ended March 31, 2005, 2004, and 2003, respectively.

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
Had compensation cost for our stock-based compensation plans been measured based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123, we estimate that our reported net income and net income per share would have been the pro forma amounts indicated below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants made under our stock-based compensation plans in fiscal 2005, 2004 and 2003:

	Year Ended March 31,

	2005	2004	2003

Risk-free interest rate	3.5%	2.3%	2.3%
Expected volatility	36%	50%	62%
Expected life of stock options (in years)	3.30	3.09	2.89
Expected life of employee stock purchase plans (in months)	6	6	6
Assumed dividends	None	None	None
Our stock-based compensation calculations are based on a multiple option valuation approach and forfeitures are recognized when they occur.

	Year Ended
	March 31,
Consolidated
(In millions)	2005	2004

Net income:
As reported — basic and diluted	$504	$577
Deduct: Total stock-based employee compensation expense determined under fair-value- based method for all awards, net of related tax effects	(83)	(97)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4	—

Pro forma — basic and diluted	$425	$480

Basic and diluted net income, as reported for fiscal 2003, did not equal due to the allocation for Class B shares.

	Year Ended
	March 31, 2003
Common Stock
(In millions)	Basic	Diluted

Net income:
As reported	$329	$317
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(84)	(84)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—

Pro forma	$245	$233

	Year Ended March 31,

Net income per share:	2005	2004	2003

As reported — basic	$1.65	$1.95	$1.17
Pro forma — basic	$1.39	$1.63	$0.87
As reported — diluted	$1.59	$1.87	$1.08
Pro forma — diluted	$1.35	$1.58	$0.81
During the years ended March 31, 2005 and 2004, compensation expense for Class B stock option plans, based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123, would not have had a material impact on reported net income and net income per share. Compensation expense for fiscal 2003 would have increased our net loss by $0.02 to $(2.79) for both basic and diluted loss per Class B share.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. While the fair value method under SFAS No. 123R is very similar to the fair value method under SFAS No. 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our consolidated financial statements. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS No. 123R also will require a classification change in the statement of cash flows, whereby a portion of the tax benefit from stock options will move from operating cash flow activities to financing cash flow activities (total cash flows will remain unchanged).
In March 2005, the Securities and Exchange Commission (“SEC”) released SAB No. 107, “Share-based Payment”, which provides the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations for public companies. In April 2005, the SEC adopted a rule that amends the compliance dates of SFAS No. 123R. Under the revised compliance dates, we will be required to adopt the provisions of SFAS No. 123R no later than the first interim period of fiscal 2007. While management continues to evaluate the impact of SFAS No. 123R on our consolidated financial statements, we currently believe that the expensing of stock-based compensation will have an impact on our Consolidated Statements of Operations similar to our pro forma disclosure under SFAS No. 123, as amended.
     (p) Foreign Currency Translation
For each of our foreign operating subsidiaries the functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using month-end exchange rates, and revenue and expenses are translated into U.S. dollars using average exchange rates. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Included in interest and other income, net in the Consolidated Statements of Operations are foreign currency transaction gains (losses) of $(23) million, $44 million and $22 million for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.
     (q) Impact of Recently Issued Accounting Standards
In March 2004, the FASB ratified the other-than-temporary impairment measurement and recognition guidance and certain disclosure requirements for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In September 2004, the FASB issued a proposed Staff Position (“FSP”) EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1”. The proposed FSP will provide measurement and recognition guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads. In October 2004, the FASB delayed the effective date for the other-than-temporary impairment measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1 until FSP Issue No. 03-1-a is issued. However, this delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature; nor does it delay the required disclosures about unrealized losses that have not been recognized as other-than-temporary impairments in paragraphs 21-22 of EITF Issue No. 03-1. See Note 2 of the Notes to Consolidated Financial Statements. Management is unable to determine what impact the adoption of the measurement and recognition guidance in EITF Issue No. 03-1 will have on our consolidated financial statements.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43,

Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of SFAS No. 151 will not have a material impact on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets — an amendment of APB Opinion No. 29”. SFAS No. 153 amends APB No. 29, “Accounting for Non-monetary Transactions”, to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. Management believes the adoption of SFAS No. 153 will not have a material impact on our consolidated financial statements.

(2)	FINANCIAL INSTRUMENTS
     (a) Fair Value of Financial Instruments
Cash, cash equivalents, receivables, accounts payable and accrued and other liabilities are valued at their carrying amounts as they approximate their fair value due to the short maturity of these financial instruments.
All of our short-term investments and marketable equity securities were classified as available-for-sale as of March 31, 2005 and 2004. The fair value of these investments is determined using quoted market prices for the securities or similar financial instruments.
     (b) Cash, Cash Equivalents and Short-term Investments
Cash, cash equivalents and short-term investments consisted of the following (in millions):

	As of March 31, 2005

		Gross Unrealized Losses

				Total Gross		Fair Value as
		Less than	More than	Unrealized	Fair	of March 31,
	Amortized Cost	1 Year	1 Year	Losses	Value	2004

Cash and cash equivalents:
Cash	$342	$—	$—	$—	$342	$159
Money market funds	928	—	—	—	928	1,134
Municipal securities	—	—	—	—	—	274
U.S. agency securities	—	—	—	—	—	578
Commercial paper	—	—	—	—	—	5

Cash and cash equivalents	1,270	—	—	—	1,270	2,150
Short-term investments:
U.S. agency securities	700	(8)	—	(8)	692	264
U.S. agency securities	483	—	(7)	(7)	476	—
U.S. government bonds	302	(4)	—	(4)	298	—
Corporate bonds	183	(3)	—	(3)	180	—
Asset-backed securities	42	—	—	—	42	—

Short-term investments	1,710	(15)	(7)	(22)	1,688	264

Cash, cash equivalents and short-term investments	$2,980	$(15)	$(7)	$(22)	$2,958	$2,414

In accordance with EITF No. 03-1, the table above summarizes the fair value and gross unrealized losses of our short-term investments, aggregated by investment category and by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2005. The gross unrealized losses in each of these investment categories were primarily caused by interest rate changes. However, the contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2005.
Gross unrealized gains in short-term investments were less than $1 million as of March 31, 2005. Gross unrealized gains and gross unrealized losses in short-term investments were both less than $1 million as of March 31, 2004. No material gains or losses were recognized from the sale of short-term investments for the years ended March 31, 2005, 2004 and 2003, respectively.
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2005 (in millions):

	Amortized	Fair
	Cost	Value

Due in 1 year or less	$698	$692
Due in 1-2 years	799	787
Due in 2-3 years	213	209

Short-term investments	$1,710	$1,688

     (c) Marketable Equity Securities
Marketable equity securities consisted of the following (in millions):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

As of March 31, 2005	$93	$47	$—	$140
As of March 31, 2004	$1	$—	$—	$1
Our investments in marketable equity securities consist of investments in common stock of publicly traded companies. On February 3, 2005, we purchased approximately 19.9 percent of the outstanding ordinary shares (18.4 percent of the voting rights) of Ubisoft Entertainment for $90 million. As the fair value of our marketable equity securities exceed the cost basis of those investments as of March 31, 2005, we do not consider these investments to be other-than-temporarily impaired. During fiscal 2004, we recognized a $1 million other-than-temporary impairment charge to write-down certain investments to their fair market value. During fiscal 2005 and 2003, no other-than-temporary impairment charges were recognized.
The sale of marketable equity securities resulted in gains of $2 million for both years ended March 31, 2005 and 2003. No material gains or losses were recognized from the sale of marketable equity securities for the year ended March 31, 2004.

(d)	Investments in Affiliates
As of March 31, 2005, investments in affiliates included a warrant to acquire 2,327,602 additional shares of Digital Illusions, C.E. (“DICE”) common stock. See Note 4 of the Notes to Consolidated Financial Statements. The warrant is accounted for as a derivative instrument and is recorded at fair market value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, with gains and losses resulting from changes in fair market value recorded in interest and other income, net in the Consolidated Statements of Operations. As of March 31, 2005, the fair value of the warrant was $5 million.
For cost method investments with an aggregate cost of $3 million, we estimated that the fair value exceeded the cost basis of those investments. For the remaining $2 million, no adverse events or other impairment indicators have come to our attention suggesting that the investment is impaired. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2005. During fiscal 2004, no other-than-temporary impairments in investments in affiliates were recognized. However, during fiscal 2003, we determined that some of our cost method investments contained other-than-temporary impairments based on several factors such as the financial performance of the affiliate, our decision to no longer acquire or continue investing in the affiliate, the limited cash flow from future business arrangements and other information available, and a charge of $11 million was recorded to write-down these investments to their estimated fair market value.

(3)	DERIVATIVE FINANCIAL INSTRUMENTS
We account for our derivative and hedging activities under SFAS No. 133. The assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in other current assets or other current liabilities, respectively, in the Consolidated Balance Sheets. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.
We transact business in various foreign currencies and have significant international sales and purchase transactions denominated in foreign currencies. As a result, we purchase foreign currency option contracts, generally with maturities of 15 months or less, to reduce the volatility of cash flows primarily related to revenue generated by our international subsidiaries. In addition, we utilize foreign exchange forward contracts to mitigate foreign currency exchange rate risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of less than one month and are transacted near month-end. Therefore, the fair value of the forward contracts generally is not significant at each month-end. We do not use foreign currency option or foreign exchange forward contracts for speculative or trading purposes.
     Cash Flow Hedging Activities
Our foreign currency option contracts are designated and qualify as cash flow hedges under SFAS No. 133. The effectiveness of the contracts that qualify as cash flow hedges is assessed monthly through an evaluation of critical terms and other criteria required by SFAS No. 133. The effective portion of gains or losses resulting from changes in fair value is initially reported as a component of accumulated other comprehensive income or (loss), net of any tax effects, in stockholders’ equity and subsequently reclassified into net revenue in the period when the forecasted transaction actually occurs. The ineffective portion of gains or losses resulting from changes in fair value is reported in interest and other income, net in the Consolidated Statements of Operations. We expect the effective portion of hedges recognized in accumulated other comprehensive income or (loss) as of March 31, 2005, will be reclassified to net revenue during fiscal 2006. The amount of hedging ineffectiveness recognized in interest and other income, net was a loss of $1 million and $2 million for the years ended March 31, 2005 and 2004, respectively.
     Balance Sheet Hedging Activities
Our foreign exchange forward contracts are not designated as hedging instruments under SFAS No. 133. Accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are reported in interest and other income, net in the Consolidated Statements of Operations. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated assets and liabilities.

(4)	BUSINESS COMBINATIONS
     Criterion
On October 19, 2004, we completed our acquisition of 100 percent of Criterion Software Group Ltd. (“Criterion”) for an aggregate accounting purchase price of approximately $68 million including transaction costs and the assumption of outstanding stock options under certain Criterion stock option plans. Based in

England, Criterion is a developer of video games and a provider of middleware solutions for the game development and publishing industry. The results of operations of Criterion and the estimated fair market values of the acquired assets and assumed liabilities have been included in the Consolidated Financial Statements since the date of acquisition. Except for acquired in-process technology, which is discussed below, the acquired intangible assets are being amortized on a straight-line basis over estimated lives ranging from two to four years.
Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have alternative future use. Accordingly, the acquired in-process technology was expensed in the Consolidated Statement of Operations upon consummation of the acquisition. Stock-based employee compensation represents the intrinsic value of certain unvested employee stock options that were assumed as part of the transaction. The stock option awards were considered modified for accounting purposes and were fully amortized over the remaining vesting period in the Consolidated Statement of Operations for the year ended March 31, 2005.
     Digital Illusions C.E.
In 2003 we acquired: (1) approximately 1,911,403 shares of Class B common stock representing a 19 percent equity interest in DICE; and (2) a warrant to acquire an additional 2,327,602 shares of to-be-issued Class A common stock at an exercise price of SEK 43.23. Based in Sweden, DICE develops games for personal computers and video game consoles. DICE’s products are primarily sold through co-publishing agreements with us. The transactions between DICE and us have been recorded at an arms-length basis. Prior to the fourth quarter of fiscal 2005, we accounted for our Class B common stock investment in DICE under the equity method of accounting, as prescribed by APB No. 18. Separately, the warrants valued at $5 million as of March 31, 2005 are included in investments in affiliates in the Consolidated Balance Sheets. See Note 2 of the Notes to Consolidated Financial Statements.
On January 27, 2005 we completed a tender offer by acquiring 3,235,053 shares of Class A common stock at a price of SEK 61 per share, representing 32 percent of the outstanding Class A common stock of DICE. During the tender offer period and subsequently, we acquired, through open market purchases at an average price of SEK 60.33, an additional 1,190,658 shares of Class A common stock, representing approximately 12 percent of the outstanding Class A common stock in DICE. Accordingly, on a cumulative basis as of March 31, 2005, we owned approximately 63 percent of DICE on an undiluted basis (excluding the warrants discussed above). As a result, we have included the assets, liabilities and results of operations of DICE in our consolidated financial statements since January 27, 2005. DICE’s 37 percent ownership is reflected as minority interest on our Consolidated Balance Sheets as of March 31, 2005 and the Consolidated Statement of Operations for the year ended March 31, 2005. The preliminary purchase price allocation, including the allocation of goodwill, will be updated as additional information becomes available.
Except for acquired-in-process technology, the acquired intangible assets are being amortized on a straight-line basis over estimated lives ranging from one to four years. The acquired in-process technology was expensed in the Consolidated Statement of Operations upon consummation of the acquisition.

A summary of the Criterion assets acquired and liabilities assumed and the preliminary allocation of the DICE assets acquired and liabilities assumed during the year ended March 31, 2005 is as follows (in millions):

	Criterion	DICE	Total

Current assets	$21	$35	$56
Property and equipment, net	1	1	2
Long-term deferred tax asset	3	—	3
Acquired in-process technology	9	4	13
Stock-based employee compensation	6	—	6
Goodwill	27	31	58
Finite-lived intangibles	21	1	22
Liabilities	(20)	(9)	(29)
Minority interest	—	(11)	(11)

Total consideration	$68	$52	$120

     Square Co., Ltd.
In May 1998, we completed the formation of two new joint ventures in North America and Japan with Square Co., Ltd. (“Square”), a leading developer and publisher of entertainment software in Japan. In North America, the companies formed Square Electronic Arts, LLC (“Square EA”), which had exclusive publishing rights in North America for future interactive entertainment titles created by Square. Additionally, we had the exclusive right to distribute in North America products published by this joint venture. We contributed $3 million and owned a 30 percent minority interest in this joint venture while Square owned 70 percent. This joint venture was accounted for under the equity method. The joint venture agreements with Square expired as of March 31, 2003. Our distribution of Square products in North America terminated on June 30, 2003. On May 30, 2003, Square acquired our 30 percent ownership interest in the joint venture for $8 million and the investment was removed from our Consolidated Balance Sheets.
In Japan, the companies established Electronic Arts Square K.K. (“EA Square KK”) in 1998, which localized and published in Japan a selection of EA’s properties originally created in North America and Europe, as well as developed and published original video games in Japan. We contributed cash and had a 70 percent majority ownership interest, while Square contributed cash and owned 30 percent. Accordingly, the assets, liabilities and results of operations for EA Square KK were included in our Consolidated Balance Sheets and Consolidated Statements of Operations since June 1, 1998, the date of formation. Square’s 30 percent interest in EA Square KK was reflected as “Minority interest” on our Consolidated Balance Sheets as of March 31, 2003, and Consolidated Statements of Operations for the year ended March 31, 2003.
In May 2003, we acquired Square’s 30 percent ownership interest in EA Square KK for approximately $3 million in cash. As a result of the acquisition, EA Square KK has become our wholly owned subsidiary and has been renamed Electronic Arts K.K. The acquisition was accounted for as a step acquisition purchase and the excess purchase price over fair value of the net tangible assets acquired, $1 million, was allocated to goodwill.

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill information is as follows (in millions):

	Year Ended
	March 31,

	2005	2004

Goodwill — beginning of year	$92	$86
Acquired	58	4
Effects of Foreign Currency Translation	3	2

Goodwill — end of year	$153	$92

We completed our annual impairment test in the fourth quarter of fiscal 2005, 2004 and 2003 with measurement dates of January 1, 2005, January 1, 2004 and January 1, 2003, respectively, and found no indicators of impairment of our recorded goodwill. There can be no assurance that future impairment tests will not result in a charge to earnings and there is a potential for a write down of goodwill in connection with the annual impairment test in future periods.
Finite-lived intangible assets, net of accumulated amortization, as of March 31, 2005 and 2004, were $36 million and $18 million, respectively, and include costs for obtaining trade names and developed technologies. Amortization of intangibles for the fiscal years ended March 31, 2005, 2004 and 2003 was $6 million (of which $3 million was recognized in cost of goods sold), $3 million and $8 million, respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years. As of March 31, 2005 and 2004, the weighted-average remaining useful life for finite-lived intangible assets was approximately 4.3 years and 7.5 years, respectively.
When indicators are present and circumstances warrant, we perform impairment tests under SFAS No. 144 to evaluate the recoverability of our long-lived assets and remaining finite-lived identifiable intangibles utilized in our business. This test was performed in the fourth quarter of fiscal 2003 in conjunction with the overall valuation of the EA.com legal entity and our Class B common stock and resulted in an impairment of $12 million. See Note 6 of the Notes to Consolidated Financial Statements.
Finite-lived intangibles consist of the following (in millions):

	As of March 31, 2005

	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/ Core Technology	$47	$(22)	$(9)	$1	$17
Trade name	37	(18)	(1)	—	18
Subscribers and Other Intangibles	11	(7)	(2)	(1)	1

Total	$95	$(47)	$(12)	$—	$36

	As of March 31, 2004

	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/ Core Technology	$28	$(19)	$(9)	$—	$—
Trade name	35	(16)	(1)	—	18
Subscribers and Other Intangibles	9	(6)	(2)	(1)	—

Total	$72	$(41)	$(12)	$(1)	$18

As of March 31, 2005, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ended March 31,
2006	$11
2007	10
2008	6
2009	3
2010	2
Thereafter	4

Total	$36

(6)	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
Restructuring and asset impairment information as of March 31, 2005 was as follows (in millions):

	Accrual		Charges	Charges		Accrual
	Beginning	Charges to	Utilized	Utilized	Adjustments	Ending
	Balance	Operations	in Cash	Non-cash	to Operations	Balance

Year Ended March 31, 2005
Workforce	$2	$—	$(2)	$—	$—	$—
Facilities-related	12	—	(4)	—	2	10

Total	$14	$—	$(6)	$—	$2	$10

Year Ended March 31, 2004
Workforce	$2	$2	$(2)	$—	$—	$2
Facilities-related	9	7	(4)	—	—	12

Total	$11	$9	$(6)	$—	$—	$14

Year Ended March 31, 2003
Workforce	$1	$4	$(3)	$—	$—	$2
Facilities-related	2	11	(3)	—	(1)	9
Non-current assets	—	66	—	(66)	—	—

Total	$3	$81	$(6)	$(66)	$(1)	$11

Year Ended March 31, 2002
Workforce	$—	$4	$(3)	$—	$—	$1
Facilities-related	—	3	(1)	—	—	2
Non-current assets	—	13	—	(13)	—	—

Total	$—	$20	$(4)	$(13)	$—	$3

Over the last four fiscal years, we have entered into various restructurings based on management decisions as discussed in more detail below. As of March 31, 2005, an aggregate of $23 million in cash had been paid out under the fiscal 2004, 2003 and 2002 restructuring plans. In addition, we have made subsequent net adjustments of approximately $2 million during fiscal 2005 relating to projected future cash outlays under the fiscal 2004 and 2003 restructuring plans. The remaining projected cash outlay of $10 million is expected to be utilized by January 2009. The facilities-related accrued obligation shown above is net of $13 million of estimated future sub-lease income. The restructuring accrual is included in other accrued expenses presented in Note 8 of the Notes to Consolidated Financial Statements.

     Fiscal 2004 Studio Restructuring
During the fourth quarter of fiscal 2004, we closed the majority of our leased studio facility in Walnut Creek, California and our entire owned studio facility in Austin, Texas in order to consolidate local development efforts in Redwood City, California. We recorded total pre-tax charges of $9 million, consisting of $7 million for consolidation of facilities (net of expected future sublease income), $2 million for workforce reductions of approximately 117 personnel and less than $1 million for the write-off of non-current assets, primarily leasehold improvements.
     Fiscal 2003 Studio Restructuring
During the third quarter of fiscal 2003, we closed our office located in San Francisco, California and our studio located in Seattle, Washington in order to consolidate local development efforts in Redwood City, California and Vancouver, British Columbia, Canada. We recorded total pre-tax charges of $9 million, consisting of $7 million for consolidation of facilities (net of expected future sublease income), $1 million for the write-off of non-current assets, primarily leasehold improvements, and $1 million for workforce reductions of approximately 33 personnel.
Additionally, during the fourth quarter of fiscal 2003, we approved a plan to consolidate the Los Angeles, California, Irvine, California and Las Vegas, Nevada, studios into one major game studio in Los Angeles. We recorded a total pre-tax restructuring charge of $5 million, including $2 million for the shutdown of facilities and associated costs, $2 million for the write-off of non-current assets, primarily leasehold improvements and $1 million for workforce reductions.

Fiscal 2003 Online Restructuring
In March 2003, we consolidated the operations of EA.com into our core business, and eliminated separate reporting for our Class B common stock for all future reporting periods after fiscal 2003. We recorded restructuring charges, including asset impairment, of $67 million, consisting of $2 million for workforce reductions of approximately 50 personnel, $2 million for consolidation of facilities and $63 million for the write-off of non-current assets. The consolidation of facilities resulted in the closure of EA.com’s Chicago and Virginia facilities and an adjustment for the closure of EA.com’s San Diego studio in fiscal 2002.
As part of the restructuring efforts, we performed impairment tests under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to evaluate the recoverability of our long-lived assets and remaining finite-lived identifiable intangible assets utilized in the EA.com business. This test was performed in the fourth quarter of fiscal 2003 in conjunction with the overall valuation of the EA.com legal entity and its Class B common stock. As of March 31, 2003, the unit sales and the number of subscribers for The Sims Online, our flagship EA.com product, and overall EA.com performance was significantly below our expectations, which we considered to be a triggering event under SFAS No. 144. These results caused us to cancel most of our plans to develop similar online products that would have utilized the long-lived assets associated with the EA.com business. Impairment charges on long-lived assets amounted to $63 million and included $25 million relating to impaired customized internal-use software systems for the EA.com infrastructure, $26 million for other long-lived assets and $12 million of finite-lived intangibles impairment charges relating to EA.com’s acquisitions of Kesmai Corporation and Pogo Corporation.

Fiscal 2002 Online Restructuring
In October 2001, we announced restructuring initiatives involving EA.com and the closure of EA.com’s San Diego studio and consolidation of our San Francisco and Virginia facilities. As a result, we recorded restructuring charges of $20 million, consisting of $4 million for workforce reductions, $3 million for consolidation of facilities and other administrative charges and $13 million for the write-off of non-current assets and facilities.
All restructuring charges recorded prior to December 31, 2002 were recorded in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an

Activity (Including Certain Costs Incurred in a Restructuring)”, EITF No. 95-03, “Recognition of Liabilities in Connection with a Purchase Business Combination”, and SAB No. 100, “Restructuring and Impairment Charges”. All restructuring charges recorded subsequent to December 31, 2002, were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then-current events and circumstances.

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
Royalty-based payments made to content licensors and distribution affiliates are generally capitalized as prepaid royalties and expensed to cost of goods sold at the greater of the contractual or effective royalty rate based on net product sales. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally made in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the general release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed as research and development as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold at the higher of the contractual or effective royalty rate based on net product sales.
Minimum guaranteed royalty obligations are initially recorded as an asset and as a liability at the contractual amount when no significant performance remains with the licensor. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid and as a liability when incurred rather than upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of March 31, 2005 and 2004, approximately $51 million and $63 million, respectively, of minimum guaranteed royalty obligations had been recognized and are included in the tables below.
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
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of
	March 31,

	2005	2004

Other current assets	$59	$31
Other assets	76	55

Royalty-related assets	$135	$86

At any given time, depending on the timing of our payments to our co-publishing and/or distribution affiliates, content licensors and/or independent software developers, we recognize unpaid royalty amounts due to these parties as either accounts payable or accrued liabilities. The current and long-term portions of accrued royalties, included in accrued and other liabilities as well as other liabilities, consisted of (in millions):

	As of
	March 31,

	2005	2004

Accrued liabilities	$88	$118
Other liabilities	33	42

Accrued royalties	$121	$160

In addition, as of March 31, 2005, we had approximately $1,483 million that we were committed to pay co-publishing and/or distribution affiliates and content licensors but that were generally contingent upon performance by the counterparty (i.e., delivery of the product or content or other factors) and were therefore not recorded in our Consolidated Financial Statements. See Note 9 of the Notes to Consolidated Financial Statements.

(8)	BALANCE SHEET DETAILS

(a) Inventories
Inventories as of March 31, 2005 and 2004 consisted of (in millions):

	As of
	March 31,

	2005	2004

Raw materials and work in process	$2	$2
Finished goods (including manufacturing royalties)	60	53

Inventories	$62	$55

(b)	Property and Equipment, Net
Property and equipment, net as of March 31, 2005 and 2004 consisted of (in millions):

	As of
	March 31,

	2005	2004

Computer equipment and software	$381	$335
Buildings	106	118
Leasehold improvements	73	30
Land	60	60
Office equipment, furniture and fixtures	53	46
Warehouse equipment and other	12	12
Construction in progress	43	28

	728	629
Less accumulated depreciation and amortization	(375)	(331)

Property and equipment, net	$353	$298

Depreciation and amortization expenses associated with property and equipment amounted to $69 million, $75 million and $66 million for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

     (c) Accrued and Other Liabilities
Accrued and other liabilities as of March 31, 2005 and 2004 consisted of (in millions):

	As of
	March 31,

	2005	2004

Accrued income taxes	$267	$226
Other accrued expenses	172	120
Accrued compensation and benefits	132	143
Accrued royalties	88	118
Deferred revenue	35	23

Accrued and other liabilities	$694	$630

(9)	COMMITMENTS AND CONTINGENCIES
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
In December 2000, we entered into a second build-to-suit lease with Keybank National Association for a five and one-half year term beginning December 2000 to expand our Redwood City, California headquarters facilities and develop adjacent property adding approximately 310,000 square feet to our campus. Construction was completed in June 2002. We accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. The facilities provide space for sales, marketing, administration and research and development functions. We have an option to purchase the property for a maximum of $130 million or, at the end of the lease, to arrange for (i) an extension of the lease, or (ii) sale of the property to a third party while we retain an obligation to the owner for approximately 90 percent of the difference between the sale price and the guaranteed residual value of up to $119 million if the sales price is less than this amount, subject to certain provisions of the lease.
We believe the estimated fair values of both properties under these operating leases are in excess of their respective guaranteed residual values as of March 31, 2005.

For the two lease agreements with Keybank National Association, as described above, the lease rates are based upon the Commercial Paper Rate and require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of March 31, 2005.

		Actual as of
Financial Covenants	Requirement	March 31, 2005

Consolidated Net Worth (in millions)	$2,061	$3,498
Fixed Charge Coverage Ratio	3.00	19.93
Total Consolidated Debt to Capital	60%	6.6%
Quick Ratio — Q1 & Q2	1.00	N/A
Q3 & Q4	1.75	13.07
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
     Letters of Credit
In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables of up to €18 million. The standby letter of credit expires in July 2005. As of March 31, 2005, we had €0.5 million payable to Nintendo of Europe covered by this standby letter of credit.
In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC in replacement of our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to approximately $1 million. The standby letter of credit expires in December 2006. As of March 31, 2005, we did not have a payable balance on this standby letter of credit.
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
Contractually, these payments are considered advances against subsequent royalties on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers. In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: ESPN (content in EA SPORTStm games); FIFA and UEFA (professional soccer); NASCAR (stock car racing); John Madden (professional football); National Basketball Association (professional basketball); PGA TOUR (professional golf); Tiger Woods (professional golf); National Hockey League and NHLPA (professional hockey); Warner Bros. (Harry Potter, Batman and Superman); MGM/ Danjaq (James Bond); New Line Productions (The Lord of the Rings); National Football League, Arena Football League and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); ISC (stock car racing); Island Def Jam (fighting); and Viacom Consumer Products (The Godfather). These developer and content license commitments represent the sum of (i) the cash payments due under non-royalty-bearing licenses and services agreements, and (ii) the minimum payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.
The following table summarizes our minimum contractual obligations and commercial commitments as of March 31, 2005, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations			Commercial Commitments

		Developer/		Bank and	Letters
Fiscal Year		Licensor		Other	of
Ended March 31,	Leases	Commitments(1)	Marketing	Guarantees	Credit	Total

2006	$30	$134	$33	$4	$1	$202
2007	24	131	34	—	—	189
2008	20	128	30	—	—	178
2009	15	136	30	—	—	181
2010	12	124	31	—	—	167
Thereafter	35	830	197	—	—	1,062

Total	$136	$1,483	$355	$4	$1	$1,979

(1)	Developer/licensor commitments include $50 million of commitments to developers or licensors that have been included in both current and long-term assets and liabilities in our Consolidated Balance Sheets as of March 31, 2005 because the developer or licensor does not have any performance obligations to us. Our developer/licensor and marketing commitments increased significantly in the latter half of fiscal 2005 primarily as a result of agreements we renewed with the National Football League and PLAYERS Inc., as well as an exclusive, long-term agreement we entered into with ESPN Inc. (“ESPN”) for the development and integrated marketing of ESPN content in EA SPORTS games beginning in calendar 2006. While our commitments with ESPN are not contractually due until fiscal 2011 and beyond and are presented as such in the table above, we anticipate paying these commitments earlier as we publish titles associated with the agreement.
Total rent expense for all operating leases was $41 million, $27 million and $22 million, for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.
The lease commitments disclosed above exclude commitments included in our restructuring activities for contractual rental commitments of $23 million under real estate leases for unutilized office space, offset by $13 million of estimated future sub-lease income. These amounts were expensed in the periods of the related restructuring and are included in our accrued and other liabilities reported on our Consolidated Balance Sheets as of March 31, 2005. See Note 6 in the Notes to Consolidated Financial Statements.

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
On February 14, 2005, a second employment-related class action lawsuit, Hasty v. Electronic Arts Inc., was filed against us in Superior Court in San Mateo, California. The complaint alleges that we improperly classified “Engineers” in California as exempt employees and seeks injunctive relief, unspecified monetary damages, interest and attorneys’ fees. On or about March 16, 2005, we received a first amended complaint, which contains the same material allegations as the original complaint. We answered the first amended complaint on April 20, 2005.
On March 24, 2005, a purported class action lawsuit was filed against us and certain of our officers and directors. The complaint, which asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false and misleading statements, was filed in the United States District Court, Northern District of California, by an individual purporting to represent a class of purchasers of EA common stock. Additional purported class action lawsuits have been filed in the same court by other individuals asserting the same claims against us. We have not yet responded to any of the complaints. In addition, on April 12, 2005, a shareholder derivative action was filed against certain of our officers and directors. This suit asserts claims based on substantially the same factual allegations set forth in the federal class action lawsuits. The complaint was filed in San Mateo Superior Court. On April 13, 2005, a second shareholder derivative action was filed in San Mateo Superior Court based on the same claims as the first complaint. On May 16, 2005, a shareholder derivative action based on substantially the same allegations was filed in the United States District Court, Northern District of California. We have not responded to the shareholder derivative complaints.
In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.
     Director Indemnity Agreements
We have entered into indemnification agreements with the members of our Board of Directors to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued as a result of their service as members of our Board of Directors.

(10)	INCOME TAXES
Our pretax income from operations for the fiscal years ended March 31, 2005, 2004 and 2003 consisted of the following components (in millions):

	Year Ended March 31,

	2005	2004	2003

Domestic	$386	$490	$222
Foreign	339	307	239

Income before provision for income taxes and minority interest	$725	$797	$461

Income tax expense (benefit) for the fiscal years ended March 31, 2005, 2004 and 2003 consisted of (in millions):

	Current	Deferred	Total

March 31, 2005
Federal	$115	$4	$119
State	4	11	15
Foreign	9	3	12
Charge in association with disposition from employee stock plans	75	—	75

	$203	$18	$221

March 31, 2004
Federal	$121	$28	$149
State	4	(15)	(11)
Foreign	18	(5)	13
Charge in association with disposition from employee stock plans	69	—	69

	$212	$8	$220

March 31, 2003
Federal	$76	$(13)	$63
State	3	(13)	(10)
Foreign	17	(2)	15
Charge in association with disposition from employee stock plans	75	—	75

	$171	$(28)	$143

The differences between the statutory income tax rate and our effective tax rate, expressed as a percentage of income before provision for (benefit from) income taxes, for the years ended March 31, 2005, 2004 and 2003 were as follows:

	Year Ended March 31,

	2005	2004	2003

Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.4%	1.8%	1.9%
Differences between statutory rate and foreign effective tax rate	(7.3%)	(6.2%)	(4.5%)
Research and development credits	(0.5%)	(0.6%)	(1.2%)
Resolution of certain tax-related matters with the IRS	—	(2.5%)	—
Non-deductible acquisition related costs	0.8%	—	—
Change in valuation allowance	0.5%	—	—
Other	0.6%	—	(0.2%)

Effective tax rate	30.5%	27.5%	31.0%

Our effective income tax rate reflects the net tax benefit from having significant operations outside the United States that are taxed at rates lower than the U.S. statutory rate of 35 percent.
Undistributed earnings of our foreign subsidiaries amounted to approximately $896 million as of March 31, 2005. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

During the fiscal year ended March 31, 2005 we incurred approximately $6 million in non-deductible acquisition related costs from our acquisitions of 100 percent of Criterion and an additional 44 percent of DICE.
During fiscal 2003, we successfully prevailed in Tax Court proceedings with respect to previously-contested deficiencies issued by the Internal Revenue Service (“IRS”) in conjunction with its audit of our U.S. income tax returns for fiscal 1993 through 1996. In addition, the IRS examined our U.S. income tax returns for fiscal 1997 through 1999 and has proposed certain adjustments. During the fourth quarter of fiscal 2004, we resolved certain of these matters with the IRS, which lowered our income tax expense by approximately $20 million and resulted in a 2.5 percent rate reduction. However, we have not resolved certain other issues identified by the IRS for these tax years and are planning to contest them. In addition, the IRS has commenced an examination of our U.S. income tax returns for fiscal years 2000 through 2003. While the ultimate resolution of tax audits involves a degree of uncertainty, we believe that adequate tax accruals have been provided for any adjustments that are expected to result for these years.
The components of the net deferred tax assets as of March 31, 2005 and 2004 consisted of (in millions):

	As of
	March 31,

	2005	2004

Deferred tax assets:
Accruals, reserves and other expenses	$78	$57
Tax credit carryforwards	42	78
Amortization	23	25
Unrealized loss on marketable equity securities	8	—
Net operating loss carryforwards	1	1

Total	152	161
Valuation allowance	(11)	—

Deferred tax asset net of valuation allowance	141	161

Deferred tax liabilities:
Depreciation	(26)	(32)
Other	(10)	(6)

Total	(36)	(38)

Net deferred tax asset	$105	$123

As of March 31, 2005, net deferred tax assets of $86 million and $19 million were classified as current assets and long-term assets, respectively. As of March 31, 2004, net deferred tax assets of $84 million and $41 million were classified as current assets and long-term assets, respectively. In addition, deferred tax liabilities of $2 million were classified as accrued and other liabilities as of March 31, 2004.
Of the tax credit carryforwards as of March 31, 2005, we have research and development tax credit carryforwards of approximately $8 million and $39 million for federal and California purposes, respectively. The federal tax credit carryforward expires in 2025, while the California tax credit can be carried forward indefinitely. We also have foreign tax credit carryforwards of approximately $4 million that expire from 2011 to 2012, federal alternative minimum tax credit carryforwards of approximately $3 million that can be carried forward indefinitely, and California Manufacturers’ Investment Credit carryforwards of approximately $2 million that expire from 2008 to 2011. The state tax credit carryforwards are valued net of $14 million in federal benefits.
The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85 percent dividends received deduction on certain foreign earnings repatriated in our fiscal 2005 or fiscal 2006. The deduction would result in an approximate 5.25 percent federal tax on a portion of the foreign earnings repatriated. State, local and foreign taxes could apply as well. To qualify for this federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our chief executive officer and approved by the Board of Directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of our foreign earnings that we may repatriate subject to the Jobs Act deduction is $500 million.
As stated above, we have historically considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. taxes have been provided thereon. As a result of the Jobs Act, we are in the process of evaluating whether we will change our intentions regarding a portion of our foreign earnings and take advantage of the repatriation provisions of the Jobs Act, and if so, the amount that we would repatriate. We may not take advantage of the new law at all. In addition to not having made a decision to repatriate any foreign earnings, we are not yet in a position to accurately determine the impact of a qualifying repatriation, should we choose to make one, on our income tax expense for fiscal 2006. If we decide to repatriate a portion of our foreign earnings, we would be required to recognize income tax expense related to the federal, state, local and foreign taxes that we would incur on the repatriated earnings when the decision is made. We estimate that the reasonably possible amount of the income tax expense could be up to $35 million. We expect to be in a position to finalize our analysis no later than February 2006.

(11)	STOCKHOLDERS’ EQUITY

(a)	Preferred Stock
As of March 31, 2005 and 2004, we had 10,000,000 shares of preferred stock authorized but unissued. The rights, preferences, and restrictions of the preferred stock may be designated by the Board of Directors without further action by our stockholders.

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
In March 2003, we consolidated the operations of EA.com back into our core operations in order to increase efficiency, simplify our reporting structure and more directly integrate our online activities into our core console and PC business. As a result, we eliminated dual class reporting starting in fiscal 2004. The majority of outstanding Class B options and warrants not directly held by us were acquired or converted to common stock and warrants.
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

(c)	Share Repurchase Program
On October 18, 2004, our Board of Directors authorized a program to repurchase up to an aggregate of $750 million of shares of our common stock. Pursuant to the authorization, we may repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions over the course of a twelve-month period. During fiscal 2005, we repurchased and retired 805,500 shares of our common stock for approximately $41 million.

(12)	EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

(a)	Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (“ESPP”) program, which commenced in September 1991, whereby eligible employees may authorize payroll deductions of up to 10 percent of their compensation to purchase shares at 85 percent of the lower of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month purchase period. A new ESPP program, the 2000 Employee Stock Purchase Plan, was approved by the Board of Directors in May 2000 and commenced in August 2000. In addition, we have a stock purchase plan which was adopted without stockholder approval, the International Employee Stock Purchase Plan, which was terminated by the Board of Directors in connection with the amendment of the stockholder-approved Plan discussed below as of February 2003.
The International Employee Stock Purchase Plan was adopted by the Board of Directors in June 1996 and amended in October 1998, February 1999 and February 2002 and is, in all material respects, identical to the 2000 Employee Stock Purchase Plan approved by the stockholders for U.S. employees. In February 2003, the Board of Directors approved an amendment to the 2000 Employee Stock Purchase Plan to segregate provisions of the Plan for purchases intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”) for participants residing in the U.S., from those that are not intended to qualify under Section 423 of the Code for participants residing outside of the U.S. Accordingly, we no longer issue common stock under the International Employee Stock Purchase Plan.
At our Annual Meeting of Stockholders, held on July 29, 2004, our stockholders approved an amendment to the 2000 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under the ESPP by 1.5 million.
Information related to stock issuances under these plans is as follows:

	Year Ended March 31,

	2005	2004	2003

Number of shares issued (in thousands)	624	867	698
Range of exercise prices for purchase rights	$38.14 to $51.35	$22.44 to $38.14	$22.44 to $22.87
Estimated weighted-average fair value of purchase rights	$13.96	$9.53	$9.78
The fair value above was estimated on the date of grant using the Black-Scholes option-pricing model assumptions described in Note 1(o) of the Notes to Consolidated Financial Statements. As of March 31, 2005, we had approximately 1.4 million shares of common stock reserved for future issuance under the 2000 Employee Stock Purchase Plan.

(b)	Stock Option Plans
Our 2000 Equity Incentive Plan (the “Equity Plan”) allows us to grant options to purchase our common stock, restricted stock and restricted stock units to our employees, officers and directors. Pursuant to the Equity Plan, incentive stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers and directors, at not less than 100 percent of the fair market value on the date of grant.

At our Annual Meeting of Stockholders, held on July 29, 2004, our stockholders approved amendments to the Equity Plan to (a) increase by 11 million the number of shares of common stock reserved for issuance under the Equity Plan, (b) provide for the issuance of awards of restricted stock units, (c) limit the total number of shares underlying awards of restricted stock and restricted stock units to 3 million, (d) provide that the exercise price of nonqualified stock options may not be less than 100% of the fair market value of a share of common stock, (e) reduce the size of initial and annual option grants to directors under the Equity Plan, and (f) authorize the Compensation Committee to determine the vesting provisions of options granted to directors under the Equity Plan.
Our 2000 Class B Equity Incentive Plan (“Class B plan”) allowed for the award of stock options or restricted stock for up to an aggregate of 6 million shares of Class B common stock. The Class B plan included a provision for automatic option grants to our outside directors. In February 2003, the Board of Directors amended the Class B plan to eliminate automatic grants to directors and to preclude any further awards under the Class B plan. See Note 11 of the Notes to Consolidated Financial Statements.
We also have outstanding options to purchase our common stock under the following plans, each of which has expired and pursuant to which no further options may be granted: 1991 Stock Option Plan, Celebrity and Artist Stock Option Plan (“Artist Plan”), 1995 Stock Option Plan, and 1993 Directors’ Stock Option Plan (“Expired Plans”). The Artist Plan was adopted by the Board of Directors in July 1994 without stockholder approval. The terms under the Artist Plan were substantially similar to the terms of the Equity Plan. We also have outstanding options under our 1998 Directors’ Stock Option Plan (“Directors’ Plan”). Although the Directors’ Plan has not yet expired, we intend for all automatic option grants to directors to be made under the Equity Plan. In addition, we have options outstanding that were granted under the Criterion Software Limited Approved Share Option Scheme (the “Criterion Plan”), which we assumed in connection with our 100 percent acquisition of Criterion.
Options granted under the Equity Plan, the Expired Plans, the Directors’ Plan and the Class B plan generally expire ten years from the date of grant and are generally exercisable as to 24 percent of the shares after 12 months, and then the remainder in monthly increments over 38 months. All options granted under the Criterion Plan are exercisable as of March 31, 2005, and expire in January 2012.
At our Annual Meeting of Stockholders, held on July 29, 2004, our stockholders elected to amend and restate our Certificate of Incorporation to consolidate our Class A and Class B common stock into a single class of common stock by reclassifying each outstanding share of Class A common stock as one share of common stock and converting each outstanding share of Class B common stock into 0.001 share of common stock. Similarly each outstanding option to acquire a share of Class B common stock was converted into an option to acquire 0.001 shares of common stock.

The following summarizes the activity under our common stock option plans during the fiscal years ended March 31, 2005, 2004 and 2003:
(In thousands, except weighted-average exercise price)

	Options Outstanding

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Balance as of April 1, 2002	45,635	$17.76
Granted	13,792	30.49
Canceled	(2,129)	23.63
Exercised	(9,339)	12.44

Balance as of March 31, 2003	47,959	22.19
(21,563 shares were exercisable at a weighted-average price of $16.17)
Granted	9,182	45.38
Canceled	(1,363)	28.71
Exercised	(12,224)	17.10

Balance as of March 31, 2004	43,554	28.31
(18,477 shares were exercisable at a weighted-average price of $20.26)
Granted and Assumed(1)	9,091	58.89
Canceled	(2,422)	35.18
Exercised	(9,271)	23.26

Balance as of March 31, 2005	40,952	$35.82

(19,100 shares were exercisable at a weighted-average price of $24.58)
Options available for grant as of March 31, 2005	12,747

(1)	We assumed 128,000 stock options as part of our acquisition of 100 percent of Criterion.

The following summarizes the activity under our Class B plan during the fiscal years ended March 31, 2005, 2004 and 2003:
(In thousands, except weighted-average exercise price)

	Options Outstanding

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Balance as of April 1, 2002	4,161	$10.09
Granted	15	9.00
Canceled	(2,054)	9.88
Exercised	—	9.00

Balance as of March 31, 2003	2,122	10.30
(1,470,855 shares were exercisable at a weighted-average price of $10.03)
Canceled	(2,087)	10.38

Balance as of March 31, 2004	35	9.11
Canceled	(35)	9.11

Balance as of March 31, 2005	—	$—

Options available for grant as of March 31, 2005	—
Additional information regarding options outstanding for common stock as of March 31, 2005 is as follows:
(In thousands, except exercise prices)

	Options Outstanding				Options Exercisable

		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average			Average
Range of	Number	Contractual	Exercise	Potential	Number	Exercise	Potential
Exercise Prices	of Shares	Life	Price	Dilution	of Shares	Price	Dilution

$1.61-$14.94	5,281	3.35	$11.29	1.7%	5,268	$11.29	1.7%
14.95-23.27	4,160	6.16	22.25	1.3%	3,422	22.10	1.1%
23.28-27.19	4,165	6.22	25.34	1.3%	3,355	25.20	1.1%
27.20-30.82	5,012	6.91	29.54	1.6%	2,531	29.29	0.8%
30.83-31.32	5,341	7.53	31.31	1.7%	1,793	31.31	0.6%
31.33-45.59	4,245	8.38	40.68	1.4%	1,406	38.95	0.5%
45.60-48.79	4,342	8.73	48.43	1.4%	1,094	48.62	0.4%
48.80-64.88	3,072	9.43	53.58	1.0%	231	50.47	0.1%
64.89-65.93	5,334	9.93	64.94	1.7%	—	—	0.0%

$1.61-$65.93	40,952	7.31	$35.82	13.2%	19,100	$24.58	6.2%

Potential dilution is computed by dividing the options in the related range of exercise prices by the shares of common stock issued and outstanding as of March 31, 2005 (310 million shares). The weighted-average estimated fair value of stock options granted during fiscal years 2005, 2004 and 2003 was $17.70, $16.22 and $13.64, respectively. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model assumptions described in Note 1(o) of the Notes to Consolidated Financial Statements.

The 40,952 thousand options outstanding have vested or will vest approximately as follows (in thousands):

	2005 and
	Prior	2006	2007	2008	2009	Total

Number of options	19,100	10,475	6,587	4,602	188	40,952

(c) 401(k) Plan
We have a 401(k) Plan covering substantially all of our U.S. employees. The 401(k) Plan permits us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed $4 million, $5 million and $5 million to the 401(k) Plan in fiscal 2005, 2004 and 2003, respectively.

(13)	INTEREST AND OTHER INCOME, NET
Interest and other income, net for the years ended March 31, 2005, 2004 and 2003 consisted of (in millions):

	Year Ended March 31,

	2005	2004	2003

Interest income, net	$45	$29	$21
Net gain (loss) on foreign currency assets and liabilities	(23)	44	22
Net gain (loss) on foreign currency forward contracts	25	(50)	(30)
Ineffective portion of hedging	(1)	(2)	—
Impairment of investment in affiliates	—	—	(11)
Other income (expense), net	10	—	3

Interest and other income, net	$56	$21	$5

(14)	COMPREHENSIVE INCOME
SFAS No. 130, “Reporting Comprehensive Income”, requires classification of comprehensive income in a financial statement and display of accumulated other comprehensive income separately from retained earnings and additional paid-in capital. Accumulated other comprehensive income (loss) primarily includes foreign currency translation adjustments, and the net of tax amounts for unrealized gains (losses) on investments and unrealized gains (losses) on derivatives. Foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The change in the components of accumulated other comprehensive income, net of tax, is summarized as follows (in millions):

		Unrealized	Accumulated
	Foreign	Gains	Other
	Currency	(Losses) on	Comprehensive
	Translation	Investments,	Income
	Adjustment	Net	(Loss)

Balance as of March 31, 2002	$(14)	$(1)	$(15)
Other comprehensive income	15	2	17

Balance as of March 31, 2003	1	1	2
Other comprehensive income (loss)	19	(1)	18

Balance as of March 31, 2004	20	—	20
Other comprehensive income	10	26	36

Balance as of March 31, 2005	$30	$26	$56

The change in unrealized gains (losses) on investments, net are shown net of taxes of $1 million in both fiscal years 2005 and 2003. The change in unrealized gains on investments, net for fiscal 2004 was not material. In each of the last three years, activity related to derivatives has not been material.

(15)	NET INCOME (LOSS) PER SHARE
The following table summarizes the computations of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. Effective August 2, 2004, each outstanding share of Class A common stock was reclassified as one share of common stock and prior year Class A common stock has been reclassified to reflect these amendments. See Note 11 in the Notes to Consolidated Financial Statements.

	Year Ended March 31

(In millions, except per share amounts)	2005	2004

Net income	$504	$577

Shares used to compute net income per share:
Weighted-average common stock outstanding — basic	305	295
Dilutive common stock equivalents	13	13

Weighted-average common stock outstanding — diluted	318	308

Net income per share:
Basic	$1.65	$1.95
Diluted	$1.59	$1.87

	Year Ended March 31, 2003

	Common	Common	Class B
	Stock —	Stock —	Common
	Basic	Diluted	Stock
(In millions, except per share amounts)
Net income (loss) before retained interest in EA.com	$474	$317	$(157)
Net loss related to retained interest in EA.com	(145)	—	145

Net income (loss)	$329	$317	$(12)

Shares used to compute net income (loss) per share:
Weighted-average common stock outstanding — basic	282	282	4
Dilutive common stock equivalents	—	11	—

Weighted-average common shares outstanding — diluted	282	293	4

Net income (loss) per share:
Basic	$1.17	N/A	$(2.77)
Diluted	N/A	$1.08	$(2.77)
Excluded from the above computation of weighted-average common stock for Diluted EPS for the fiscal years ended March 31, 2005, 2004 and 2003 were options to purchase 1 million, 3 million and 6 million shares of common stock, respectively, as the options’ exercise price was greater than the average market price of the common stock. For fiscal 2005, 2004 and 2003, the weighted-average exercise price of these options was $63.63, $47.19 and $31.16 per share, respectively.

Due to our fiscal 2003 restructuring related to EA.com, (see Note 6 of the Notes to Consolidated Financial Statements), Class B net income per share reporting is no longer required. The Diluted EPS calculation for common stock, presented above for 2003, included the potential dilution from the conversion of Class B common stock to common stock in the event that an initial public offering for Class B common stock did not occur. Net income used for the calculation of Diluted EPS for common stock was $317 million for the fiscal year ended March 31, 2003. This net income included the remaining interest in EA.com (100 percent of EA.com losses) which was directly attributable to outstanding Class B shares owned by third parties, which would have been included in the common stock EPS calculation in the event that an initial public offering for Class B common stock did not occur.
Due to the net loss attributable for the year ended March 31, 2003 on a diluted basis to Class B Stockholders, all stock options have been excluded from the Diluted EPS calculation as their inclusion would have been antidilutive. Had net income been reported for this period, an additional 1 million shares would have been added to diluted potential common stock for Class B common stock for the year ended March 31, 2003.

(16)	RELATED PARTY TRANSACTIONS
On June 24, 2002, we hired Warren Jenson as our Chief Financial and Administrative Officer and agreed to loan him $4,000,000, to be forgiven over four years based on his continuing employment. The loan does not bear interest. On June 24, 2004, pursuant to the terms of the loan agreement, we forgave two million dollars of the loan and provided Mr. Jenson approximately $1.6 million to offset the tax implications of the forgiveness. As of March 31, 2005, the remaining outstanding loan balance was $2,000,000, which will be forgiven on June 24, 2006, provided that Mr. Jenson has not voluntarily resigned his employment with us or been terminated for cause prior to that time. No additional funds will be provided to offset the tax implications of the forgiveness of the remaining two million dollars.
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

(17)	SEGMENT INFORMATION
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
In fiscal 2003, we operated and reviewed our business in two business segments:

•	EA Core business segment: creation, marketing and distribution of entertainment software.

•	EA.com business segment: creation, marketing and distribution of entertainment software which can be played or sold online, ongoing management of subscriptions of online games and web site advertising.
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
Information about our total net revenue by product line for the fiscal years ended March 31, 2005, 2004 and 2003 is presented below (in millions):

	Year Ended March 31,

	2005	2004	2003

Consoles
PlayStation 2	$1,330	$1,315	$911
Xbox	516	384	219
Nintendo GameCube	212	200	177
Other consoles	10	30	100

Total Consoles	2,068	1,929	1,407
PC	531	470	499
Mobility
Game Boy Advance	76	77	79
Nintendo DS	23	—	—
PSP	18	—	—
Game Boy Color	1	1	26

Total Mobility	118	78	105
Co-publishing and Distribution	283	398	376
Internet Services, Licensing and Other
Subscription Services	55	49	45
Licensing, Advertising and Other	74	33	50

Total Internet Services, Licensing and Other	129	82	95

Total Net Revenue	$3,129	$2,957	$2,482

Information about our operations in North America, Europe and Asia Pacific for the fiscal years ended March 31, 2005, 2004 and 2003 is presented below (in millions):

	North		Asia
	America	Europe	Pacific	Total

Year ended March 31, 2005
Net revenue from unaffiliated customers	$1,665	$1,284	$180	$3,129
Interest income, net	37	8	—	45
Depreciation and amortization	47	25	3	75
Total assets	2,883	1,404	83	4,370
Capital expenditures	107	13	6	126
Long-lived assets	314	218	10	542

Year ended March 31, 2004
Net revenue from unaffiliated customers	$1,610	$1,180	$167	$2,957
Interest income, net	25	4	—	29
Depreciation and amortization	52	24	2	78
Total assets	2,455	927	82	3,464
Capital expenditures	70	16	4	90
Long-lived assets	259	143	6	408

Year ended March 31, 2003
Net revenue from unaffiliated customers	$1,436	$879	$167	$2,482
Interest income, net	19	2	—	21
Depreciation and amortization	76	14	2	92
Total assets	1,833	545	51	2,429
Capital expenditures	48	10	1	59
Long-lived assets	231	135	4	370
Our direct sales to Wal-Mart Stores, Inc. represented approximately 14 percent of total net revenue in fiscal 2005, approximately 13 percent of total net revenue in 2004, and approximately 12 percent of total net revenue in fiscal 2003.

(18)	QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

	Quarter Ended
								Year
	June 30	Sept. 30		Dec. 31		March 31		Ended
(In millions, except per share data)
Fiscal 2005 Consolidated
Net revenue	$432	$716		$1,428		$553		$3,129
Gross Profit	255	432		925		320		1,932
Operating income	25	125		519		—		669
Net income	24	97		375	(a)	8	(b)	504
Common Stock
Net income per share — basic	$0.08	$0.32		$1.23		$0.02		$1.65
Net income per share — diluted	$0.08	$0.31		$1.18		$0.02		$1.59
Common stock price per share
High	$55.91	$55.01		$62.86		$71.16		$71.16
Low	$47.42	$45.52		$43.38		$54.52		$43.38
Fiscal 2004 Consolidated
Net revenue	$353	$530		$1,475		$599		$2,957
Gross Profit	203	316		962		373		1,854
Operating income	22	102		558		94		776
Net income	18	77	(c)	392		90	(d)	577
Common Stock
Net income per share — basic	$0.06	$0.26		$1.32		$0.30		$1.95
Net income per share — diluted	$0.06	$0.25		$1.26		$0.29		$1.87
Common stock price per share
High	$39.70	$48.50		$52.89		$52.18		$52.89
Low	$28.10	$36.55		$40.60		$43.43		$28.10

(a)	Net income includes amortization of intangibles of $1 million, acquired in-process technology of $9 million and employee stock-based compensation of $3 million, all net of taxes, and $3 million of non-deductible acquisition related costs from our 100 percent acquisition of Criterion.
(b)	Net income includes amortization of intangibles of $2 million, acquired in-process technology of $4 million restructuring charges of $1 million, employee stock-based compensation of $1 million, $15 million for certain litigation expenses and a bonus reversal of $18 million, all net of taxes.

(c)	Net income includes amortization of intangibles of $1 million, net of taxes.

(d)	Net income includes restructuring charges of $6 million, net of taxes and a reversal of previously accrued income taxes of $20 million.
Our common stock is traded on the Nasdaq National Market under the symbol ERTS. The prices for the common stock in the table above represent the high and low sales prices as reported on the Nasdaq National Market.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Electronic Arts Inc.:
We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries as of March 26, 2005 and March 27, 2004, and the related consolidated statements of operations, stockholders equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 26, 2005. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts Inc. and subsidiaries as of March 26, 2005 and March 27, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 26, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Electronic Arts Inc.’s internal control over financial reporting as of March 26, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 3, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
San Francisco, California
June 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Electronic Arts Inc.:
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Electronic Arts Inc. maintained effective internal control over financial reporting as of March 26, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Electronic Arts Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Electronic Arts Inc. maintained effective internal control over financial reporting as of March 26, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Electronic Arts Inc. maintained, in all material respects, effective internal control over financial reporting as of March 26, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electronic Arts Inc. and subsidiaries as of March 26, 2005 and March 27, 2004, and the related consolidated statements of operations, stockholders equity and other comprehensive income, and cash flows for each of the years in the three-year period ended March 26, 2005, and the financial statement schedule and our report dated June 3, 2005 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
San Francisco, California
June 3, 2005

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A:	Controls and Procedures
Definition and Limitations of Disclosure Controls
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Executive Vice President, Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Our internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recently completed fiscal year. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of the end of our most recently completed fiscal year, our internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting. That report appears on page 99.
Changes in Internal Controls
In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. In connection with these efforts, we implemented a number of enhancements to our internal control over financial reporting during the quarter ended March 31, 2005, including increased restrictions on access to our information technology systems and the documentation and augmentation of existing policies and procedures.

Item 9B:	Other Information
None.

PART III

Item 10:	Directors and Executive Officers of the Registrant
The information regarding directors who are nominated for election required by Item 10 is incorporated herein by reference to the information in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders (the “Proxy Statement”) under the caption “Proposal No. 1 — Election of Directors”. The information regarding executive officers required by Item 10 is included in Item 1 of this report. The information regarding Section 16 compliance is incorporated herein by reference to the information in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.
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

Item 14:	Principal Accounting Fees and Services
The information required by Item 14 is incorporated herein by reference to the information in the Proxy Statement under the caption “Fees of Independent Auditors”.
PART IV

Item 15:	Exhibits, Financial Statement Schedule.
(a) Documents filed as part of this report
1. Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 59 of this report.
2. Financial Statement Schedule: See Schedule II on Page 107 of this report.
3. Exhibits: The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of, or incorporated by reference into, this report:

Number	Exhibit Title

3.01	Amended and Restated Certificate of Incorporation of Electronic Arts Inc.(1)
3.02	Amended and Restated Bylaws.(2)
4.01	Specimen Certificate of Registrant’s Common Stock.(3)
10.01	Registrant’s Directors Stock Option Plan and related documents.(*)(4)

Number	Exhibit Title

10.02	Registrant’s 1998 Directors’ Stock Option Plan and related documents, as amended.(*)(5)
10.03	Registrant’s 1991 Stock Option Plan and related documents as amended.(*)(5)
10.04	Registrant’s 2000 Equity Incentive Plan as amended, and related documents.(*)(6)
10.05	Registrant’s 2000 Employee Stock Purchase Plan as amended, and related documents.(*)
10.06	Criterion Software Group Limited Approved Share Option Scheme and related documents.(*)(7)
10.07	Form of Indemnity Agreement with Directors.(*)(11)
10.08	Description of Registrant’s FY 2006 Executive Bonus Plan.(*)
10.09	Agreement for Lease between Flatirons Funding, LP and Electronic Arts Redwood, Inc. dated February 14, 1995.(8)
10.10	Guarantee from Electronic Arts Inc. to Flatirons Funding, LP dated February 14, 1995.(8)
10.11	Amended and Restated Guaranty from Electronic Arts Inc. to Flatirons Funding, LP dated March 7, 1997.(9)
10.12	Amended and Restated Agreement for Lease between Flatirons Funding, LP and Electronic Arts Redwood Inc. dated March 7,1997.(9)
10.13	Amendment No. 1 to Lease Agreement between Electronic Arts Redwood Inc. and Flatirons Funding, LP dated March 7, 1997.(9)
10.14	Lease Agreement by and between Registrant and Louisville Commerce Realty Corporation, dated April 1, 1999.(10)
10.15	Option agreement, agreement of purchase and sale, and escrow instructions for Zones 2 and 4, Electronic Arts Business Park, Redwood Shores California, dated April 5, 1999.(10)
10.16	Master Lease and Deed of Trust by and between Registrant and Selco Service Corporation, dated December 6, 2000.(12)
10.17	Amendment No. 1 to Amended and Restated Credit Agreement by and among Flatirons Funding LP and The Dai-Ichi Kangyo Bank, Limited, New York Branch, dated February 21, 2001.(13)
10.18	Amendment No. 2 to Lease Agreement by and between Electronic Arts Redwood, Inc. and Flatirons Funding, LP dated July 16, 2001.(14)
10.19	Participation Agreement among Electronic Arts Redwood, Inc., Electronic Arts Inc., Flatirons Funding, LP, Selco Service Corporation and Selco Redwood, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks and Tranche Banks and Keybank National Association dated July 16, 2001.(14)
10.20	Offer Letter for Employment at Electronic Arts Inc. to Warren Jenson, dated June 21, 2002.(*)(15)
10.21	Full Recourse Promissory Note between Electronic Arts Inc. and Warren Jenson, dated July 19, 2002.(15)
10.22	Full Recourse Promissory Note between Electronic Arts Inc. and Warren Jenson, dated July 19, 2002.(15)
10.23	Participation Agreement among Electronic Arts Redwood, Inc., Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks and Keybank National Association, dated December 6, 2000.(16)
10.24	Lease Agreement by and between Registrant and Ontrea, Inc. dated October 7, 2002.(17)
10.25	Lease Agreement by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.(18)
10.26	Agreement Re: Right of First Offer to Purchase and Option to Purchase by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.(18)
10.27	Profit Participation Agreement by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.(18)
10.28	Sublease Agreement by and between Electronic Arts Inc. and Playa Capital Company, LLC, dated July 31, 2003.(18)

Number	Exhibit Title

10.29	Licensed Publisher Agreement by and between EA and Sony Computer Entertainment America Inc. dated as of April 1, 2000.(**)(19)
10.30	Amending Agreement among Ontrea Inc. (the “Landlord”), Electronic Arts (Canada), Inc. (the “Tenant”), and Electronic Arts Inc. (the “Indemnifier”), dated October 30, 2003.(2)
10.31	First Amendment of Lease between Louisville Commerce Realty Corporation and Electronic Arts Inc., dated February 23, 2004.(11)
10.32	Lease agreement between ASP WT, L.L.C. and Tiburon Entertainment, Inc. for space at Summit Park I, dated June 15, 2004.(2)
10.33	First Amendment to lease agreement by and between Playa Vista — Water’s Edge, LLC and Electronic Arts Inc., entered into April 19, 2004.(2)
10.34	Electronic Arts Deferred Compensation Plan.(*)(2)
10.35	Electronic Arts Executive Long-Term Disability Plan.(*)
21.01	Subsidiaries of the Registrant.
23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Additional exhibits furnished with this report:
32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensatory plan or arrangement.

(**)	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.

(1)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(2)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(3)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-4, filed March 3, 1994 (File No. 33-75892).

(4)	Incorporated by reference to exhibits filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-8, filed November 6, 1991 (File No. 33-32616).

(5)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8, filed July 30, 1999 (File No. 333-84215).

(6)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8, filed August 6, 2004 (File No. 333-117990).

(7)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8, filed November 5, 2004 (File No. 333-120256).

(8)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 1995.

(9)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 1997.

(10)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 1999.

(11)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2004.

(12)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

(13)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2001.

(14)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002.

(15)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(16)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(17)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2003.

(18)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(19)	Incorporated by reference to exhibits filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-3, filed November 12, 2003 (File No. 333-102797).

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.

By:	/s/ Lawrence F. Probst III

Lawrence F. Probst III,
Chairman of the Board and
Chief Executive Officer

Date: June 7, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 7th of June 2005.

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

ELECTRONIC ARTS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2005, 2004 and 2003
(In millions)

	Balance at	Charged to	Charged to		Balance at
Allowance for Doubtful Accounts,	Beginning	Costs and	Other		End of
Price Protection and Returns	of Period	Expenses	Accounts(1)	Deductions	Period

Year Ended March 31, 2005	$155	$471	$7	$471	$162

Year Ended March 31, 2004	$165	$299	$14	$323	$155

Year Ended March 31, 2003	$116	$319	$10	$280	$165

(1)	Primarily the translation effect of using the average exchange rate for expense items and the year-ended exchange rate for the balance sheet item (allowance account) and other reclassification adjustments.

ELECTRONIC ARTS INC.
2005 FORM 10-K ANNUAL REPORT
EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.05	Registrant’s 2000 Employee Stock Purchase Plan as amended, and related documents.
10.08	Description of Registrant’s FY 2006 Executive Officer Bonus Plan.
10.35	Electronic Arts Executive Long-Term Disability Plan.
21.01	Subsidiaries of the Registrant.
23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ADDITIONAL EXHIBITS ACCOMPANYING THIS REPORT:
32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.