Form 10-Q
period 2005-06-30
ELECTRONIC ARTS INC
filed 2005-08-03
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

		Outstanding as of
	Par Value	August 1, 2005
Common Stock	$0.01	303,519,559

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2005

Page
Part I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2005 and March 31, 2005	3
Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2005 and 2004	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2005 and 2004	5
Notes to Condensed Consolidated Financial Statements	6
Report of Independent Registered Public Accounting Firm	18
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	43
Item 4. Controls and Procedures	46
Part II – OTHER INFORMATION
Item 1. Legal Proceedings	47
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 6. Exhibits	48
Signature	49
Exhibit Index	50
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 15.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	June 30,	March 31,
(In millions, except par value data)	2005	2005 (a)

ASSETS
Current assets:
Cash and cash equivalents	$874	$1,270
Short-term investments	1,699	1,688
Marketable equity securities	176	140
Receivables, net of allowances of $111 and $162, respectively	167	296
Inventories	66	62
Deferred income taxes	87	86
Other current assets	194	164

Total current assets	3,263	3,706
Property and equipment, net	359	353
Investments in affiliates	9	10
Goodwill	155	153
Other intangibles, net	33	36
Deferred income taxes	17	19
Other assets	82	93

TOTAL ASSETS	$3,918	$4,370

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113	$134
Accrued and other liabilities	597	694

Total current liabilities	710	828
Other liabilities	31	33

TOTAL LIABILITIES	741	861
Commitments and contingencies	–	–
Minority interest	10	11
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	–	–
Common stock, $0.01 par value. 1,000 shares authorized; 305 and 310 shares issued and outstanding, respectively	3	3
Paid-in capital	1,121	1,434
Retained earnings	1,947	2,005
Accumulated other comprehensive income	96	56

Total stockholders’ equity	3,167	3,498

TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$3,918	$4,370

See accompanying Notes to Condensed Consolidated Financial Statements.

(a)	Derived from audited financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(Unaudited)	June 30,
(In millions, except per share data)	2005	2004

Net revenue	$365	$432
Cost of goods sold	151	177

Gross profit	214	255
Operating expenses:
Marketing and sales	75	63
General and administrative	51	35
Research and development	183	131
Amortization of intangibles	1	1

Total operating expenses	310	230

Operating income (loss)	(96)	25
Interest and other income, net	17	9

Income (loss) before provision for (benefit from) income taxes and minority interest	(79)	34
Provision for (benefit from) income taxes	(23)	10

Income (loss) before minority interest	(56)	24
Minority Interest	(2)	—

Net income (loss)	$(58)	$24

Net income (loss) per share:
Basic	$(0.19)	$0.08
Diluted	$(0.19)	$0.08
Number of shares used in computation:
Basic	308	302
Diluted	308	316
See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(Unaudited)	June 30,
(In millions)	2005	2004

OPERATING ACTIVITIES
Net income (loss)	$(58)	$24
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	23	16
Minority interest	2	–
Realized (gains) losses on investments and on sale of property and equipment	1	(2)
Tax benefit from exercise of stock options	5	13
Other operating activities	–	(1)
Change in assets and liabilities:
Receivables, net	142	37
Inventories	1	1
Other assets	(12)	–
Accounts payable	(25)	(48)
Accrued and other liabilities	(110)	(106)

Net cash used in operating activities	(31)	(66)

INVESTING ACTIVITIES
Capital expenditures	(33)	(26)
Proceeds from sale of property and equipment	–	15
Proceeds from sale of marketable equity securities	4	–
Purchase of short-term investments	(138)	(1,557)
Proceeds from maturities and sales of short-term investments	134	572
Acquisition of subsidiary, net of cash acquired	(3)	–
Other investing activities	(1)	–

Net cash used in investing activities	(37)	(996)

FINANCING ACTIVITIES
Proceeds from sales of common stock through employee stock plans and other plans	19	44
Repurchase and retirement of common stock	(337)	–

Net cash provided by (used in) financing activities	(318)	44

Effect of foreign exchange on cash and cash equivalents	(10)	1

Decrease in cash and cash equivalents	(396)	(1,017)
Beginning cash and cash equivalents	1,270	2,150

Ending cash and cash equivalents	874	1,133
Short-term investments	1,699	1,236

Ending cash, cash equivalents and short-term investments	$2,573	$2,369

Supplemental cash flow information:
Cash paid during the period for income taxes	$5	$3

Non-cash investing activities:
Change in unrealized gain (loss) on investments, net	$47	$(13)

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Electronic Arts Inc. develops, markets, publishes and distributes interactive software games that are playable by consumers on home video game consoles (such as the Sony PlayStation®2, Microsoft Xbox® and Nintendo GameCubeTM), personal computers, mobile platforms — including hand-held game players (such as the Game Boy® Advance, Nintendo DSTM and PlayStation® Portable “PSPTM”) and cellular handsets — and online, over the Internet and other proprietary online networks. Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and some of our games are based on intellectual property that is wholly-owned by us (e.g., The SimsTM and Need for SpeedTM). Our goal is to develop titles which appeal to the mass markets, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this include our annual iterations of our sports-based franchises (e.g., NCAA® Football and FIFA Soccer), titles based on long-lived movie properties (e.g., James BondTM) and wholly-owned properties that can be successfully sequeled (e.g., The Sims and Need for Speed).
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, as filed with the Securities and Exchange Commission on June 7, 2005.
On October 18, 2004, our Board of Directors authorized a program to repurchase up to an aggregate of $750 million of shares of our common stock. Pursuant to the authorization, we may repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions over the course of a twelve-month period. During the three months ended June 30, 2005, we repurchased and retired 6.3 million shares of our common stock for approximately $337 million. From the inception of the program through June 30, 2005, we have repurchased and retired 7.1 million shares of our common stock for approximately $378 million.
(2) FISCAL YEAR AND FISCAL QUARTER
Our fiscal year is reported on a 52/53-week period that, historically, has ended on the final Saturday of March in each year. Beginning with the current fiscal year ending March 31, 2006, we will end our fiscal year on the Saturday nearest March 31. The results of operations for the fiscal years ended March 31, 2006 and 2005 contain the following number of weeks:

Fiscal Years Ended	Number of Weeks	Fiscal Period End Date
March 31, 2006	53 weeks	April 1, 2006
March 31, 2005	52 weeks	March 26, 2005
The results of operations for the fiscal quarters ended June 30, 2005 and 2004 contain the following number of weeks:

Fiscal Quarters Ended	Number of Weeks	Fiscal Period End Date
June 30, 2005	14 weeks	July 2, 2005
June 30, 2004	13 weeks	June 26, 2004
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
Had compensation cost for our stock-based compensation plans been measured based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123, as amended, we estimate that our reported net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants made under our stock-based compensation plan during the three months ended June 30, 2005 and 2004:

	Three Months Ended
	June 30,
	2005	2004

Risk-free interest rate	3.7%	3.0%
Expected volatility	35%	40%
Expected life of stock options (in years)	3.2	3.2
Expected life of employee stock purchase plans (in months)	6	6
Assumed dividends	None	None
Our calculations are based on a multiple option valuation approach and forfeitures are recognized when they occur.

	Three Months Ended
	June 30,
(In millions, except per share data)	2005	2004

Net income (loss):
As reported	$(58)	$24
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(25)	(19)

Pro forma	$(83)	$5

Net income (loss) per share:
As reported – basic	$(0.19)	$0.08
Pro forma – basic	$(0.27)	$0.02
As reported – diluted	$(0.19)	$0.08
Pro forma – diluted	$(0.27)	$0.01
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. While the fair value method under SFAS No. 123R is very similar to the fair value method under SFAS No. 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our consolidated financial statements. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS No. 123R will also require a classification change in the statement of cash flows, whereby a portion of the tax benefit from stock options will move from operating cash flow activities to financing cash flow activities (total cash flows will remain unchanged).
In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107, “Share-Based Payment”, which provides the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations for public companies. In April 2005, the SEC adopted a rule that amends the compliance dates of SFAS No. 123R. Under the revised compliance dates, we will be required to adopt the provisions of SFAS No. 123R no later than the first interim period of fiscal 2007. While management continues to evaluate the impact of SFAS No. 123R on our consolidated financial statements, we currently believe that the expensing of stock-based compensation will have an impact on our Condensed Consolidated Statements of Operations similar to our pro forma disclosure under SFAS No. 123, as amended.

(4) GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill information is as follows (in millions):

			Effects of
	As of		Foreign	As of
	March 31,	Goodwill	Currency	June 30,
	2005	Acquired	Translation	2005

Goodwill	$153	$3	$(1)	$155

Finite-lived intangibles consist of the following (in millions):

	As of June 30, 2005
	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/Core Technology	$47	$(24)	$(9)	$1	$15
Tradename	37	(19)	(1)	–	17
Subscribers and Other Intangibles	11	(7)	(2)	(1)	1

Total	$95	$(50)	$(12)	$–	$33

	As of March 31, 2005
	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/Core Technology	$47	$(22)	$(9)	$1	$17
Tradename	37	(18)	(1)	–	18
Subscribers and Other Intangibles	11	(7)	(2)	(1)	1

Total	$95	$(47)	$(12)	$–	$36

Amortization of intangibles for the three months ended June 30, 2005 and 2004 was $3 million (of which $2 million was recognized as cost of goods sold) and $1 million, respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years. As of June 30, 2005 and March 31, 2005, the weighted-average remaining useful life for finite-lived intangible assets was approximately 4.1 years and 4.3 years, respectively.
As of June 30, 2005, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2006 (remaining 9 months)	$8
2007	10
2008	6
2009	3
2010	2
Thereafter	4

Total	$33

(5) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
Restructuring and asset impairment information as of June 30, 2005 was as follows (in millions):

	Accrual	Charges		Accrual
	Beginning	Utilized	Adjustments	Ending
	Balance	in Cash	to Operations	Balance

Three Months Ended June 30, 2005
Facilities-related	$10	$(1)	$–	$9
Year Ended March 31, 2005
Workforce	$2	$(2)	$–	$–
Facilities-related	12	(4)	2	10

Total	$14	$(6)	$2	$10

In fiscal 2004, 2003 and 2002, we entered into various restructurings based on management decisions. As of June 30, 2005, an aggregate of $24 million in cash had been paid out under the restructuring plans. The remaining projected net cash outlay of $9 million is expected to be utilized by January 2009. The facilities-related accrued obligation shown above is net of $12 million of estimated future sub-lease income. The restructuring accrual is included in other accrued expenses presented in Note 7 of the Notes to Condensed Consolidated Financial Statements.
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
Royalty-based payments made to content licensors and distribution affiliates are generally capitalized as prepaid royalties and expensed to cost of goods sold at the greater of the contractual or effective royalty rate based on expected net product sales. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally made in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the general release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed as research and development as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold at the higher of the contractual or effective royalty rate based on expected net product sales.
Minimum guaranteed royalty obligations are initially recorded as an asset and as a liability at the contractual amount when payment is not contingent upon performance by the licensor. When payment is contingent upon performance by the licensor, we record royalty payments as an asset when actually paid and as a liability when incurred rather than upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of June 30, 2005 and March 31, 2005, approximately $44 million and $51 million, respectively, of minimum guaranteed royalty obligations had been recognized and are included in the tables below.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties. If actual sales or revised revenue estimates fall below the initial revenue estimates, then the actual charge taken may be greater in any given quarter than anticipated. We had no impairments during the three months ended June 30, 2005 and 2004.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of	As of
	June 30,	March 31,
	2005	2005
Other current assets	$113	$59
Other assets	68	76

Royalty-related assets	$181	$135

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

	As of	As of
	June 30,	March 31,
	2005	2005
Accrued liabilities	$61	$88
Other liabilities	31	33

Accrued royalties	$92	$121

In addition, as of June 30, 2005, we had approximately $1,379 million that we were committed to pay co-publishing and/or distribution affiliates and content licensors but that were generally contingent upon performance by the counterparty (i.e., delivery of the product or content or other factors) and were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 8 of the Notes to Condensed Consolidated Financial Statements.
(7) BALANCE SHEET DETAILS
Inventories
Inventories as of June 30, 2005 and March 31, 2005 consisted of (in millions):

	As of	As of
	June 30,	March 31,
	2005	2005
Raw materials and work in process	$2	$2
Finished goods (including manufacturing royalties)	64	60

Inventories	$66	$62

Property and Equipment, Net
Property and equipment, net, as of June 30, 2005 and March 31, 2005 consisted of (in millions):

	As of	As of
	June 30,	March 31,
	2005	2005
Computer equipment and software	$397	$381
Buildings	114	106
Leasehold improvements	77	73
Land	59	60
Office equipment, furniture and fixtures	55	53
Warehouse equipment and other	12	12
Construction in progress	36	43

	750	728
Less: Accumulated depreciation and amortization	(391)	(375)

Property and equipment, net	$359	$353

Depreciation and amortization expense associated with property and equipment amounted to $20 million for the three months ended June 30, 2005 and $16 million for the three months ended June 30, 2004.
Accrued and Other Liabilities
Accrued and other liabilities as of June 30, 2005 and March 31, 2005 consisted of (in millions):

	As of	As of
	June 30,	March 31,
	2005	2005
Accrued income taxes	$237	$267
Other accrued expenses	156	172
Accrued compensation and benefits	99	132
Accrued royalties	61	88
Deferred revenue	44	35

Accrued and other liabilities	$597	$694

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
We believe the estimated fair values of both properties under these operating leases are in excess of their respective guaranteed residual values as of June 30, 2005.
For the two lease agreements with Keybank National Association, as described above, the lease rates are based upon the LIBOR plus a margin and require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of June 30, 2005.

			Actual as of
Financial Covenants	Requirement		June 30, 2005
Consolidated Net Worth (in millions)	equal to or greater than	$2,061	$3,167
Fixed Charge Coverage Ratio	equal to or greater than	3.00	15.77
Total Consolidated Debt to Capital	equal to or less than	60%	7.2%
Quick Ratio – Q1 & Q2	equal to or greater than	1.00	11.10
Q3 & Q4	equal to or greater than	1.75	N/A
Letters of Credit
In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables. The original letter of credit guaranteed our obligations to Nintendo of Europe of up to €18 million. In April 2005, we reduced the guarantee to €8 million. This standby letter of credit expired in July 2005 and was renewed through July 2006. As of June 30, 2005, we had less than €1 million payable to Nintendo of Europe covered by this standby letter of credit.
In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC in replacement of our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to approximately $1 million. The standby letter of credit expires in December 2006. As of June 30, 2005, we did not have a payable balance covered by this standby letter of credit.
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
Contractually, these payments are considered advances against subsequent royalties on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers. In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: ESPN (content in EA SPORTSTM games); FIFA and UEFA (professional soccer); NASCAR (stock car racing); John Madden (professional football); National Basketball Association (professional basketball); PGA TOUR (professional golf); Tiger Woods (professional golf); National Hockey League and NHLPA (professional hockey); Warner Bros. (Harry Potter, Batman and Superman); MGM/Danjaq (James Bond); New Line Productions (The Lord of the Rings); Saul Zaentz Company (The Lord of the Rings); Marvel Enterprises (fighting); National Football League, Arena Football League and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); ISC (stock car racing); Island Def Jam (fighting); and Viacom Consumer Products (The Godfather). These developer and content license commitments represent the sum of (i) the cash payments due under non-royalty-bearing licenses and services agreements and (ii) the minimum payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations and commercial commitments as of June 30, 2005, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations			Commercial Commitment
Fiscal Year		Developer/		Bank and
Ending		Licensor		Other
March 31,	Leases	Commitments (1)	Marketing	Guarantees	Total

2006 (remaining nine months)	$34	$76	$34	$3	$147
2007	30	137	34	–	201
2008	23	125	30	–	178
2009	17	134	30	–	181
2010	13	121	31	–	165
Thereafter	35	830	197	–	1,062

Total	$152	$1,423	$356	$3	$1,934

(1) Developer/licensor commitments include $44 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of June 30, 2005 because the developer or licensor does not have any performance obligations to us.

The lease commitments disclosed above include contractual rental commitments of $21 million under real estate leases for unutilized office space due to our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other liabilities reported on our Condensed Consolidated Balance Sheets as of June 30, 2005. See Note 5 in the Notes to Condensed Consolidated Financial Statements.

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
On March 24, 2005, a class action lawsuit was filed against us and certain of our officers and directors. The complaint, which asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false and misleading statements, was filed in the United States District Court, Northern District of California, by an individual purporting to represent a class of purchasers of EA common stock. Additional class action lawsuits have been filed in the same court by other individuals asserting the same claims against us. On May 9, 2005, the court consolidated the complaints, and on June 13, 2005, the court appointed lead plaintiff and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995. An amended consolidated complaint has not yet been filed. Separately, on April 12, 2005, a shareholder derivative action was filed in San Mateo Superior Court against certain of our officers and directors. This suit asserts claims based on substantially the same factual allegations set forth in the federal class action lawsuits. Two other shareholder derivative actions have been filed in San Mateo Superior Court based on the same claims. Two of the three derivative actions have been consolidated; a request to consolidate the third is currently pending. In addition, two other shareholder derivative actions based on substantially the same allegations have been filed in the United States District Court, Northern District of California. We have not responded to any of the complaints.

In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.

Director Indemnity Agreements
We have entered into indemnification agreements with the members of our Board of Directors at the time they join the Board to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued as a result of their service as members of our Board of Directors.

(9) COMPREHENSIVE INCOME (LOSS)
SFAS No. 130, “Reporting Comprehensive Income”, requires classification of other comprehensive income (loss) in a financial statement and display of accumulated other comprehensive income (loss) separately from retained earnings and additional paid-in capital. Accumulated other comprehensive income primarily includes foreign currency translation adjustments, and the net of tax amounts for unrealized gains (losses) on investments and unrealized gains (losses) on derivatives designated as cash flow hedges.
The change in the components of accumulated other comprehensive income, net of tax, for the three months ended June 30, 2005 and 2004 are summarized as follows (in millions):

	Three Months Ended
	June 30,
	2005	2004

Net income (loss)	$(58)	$24
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax expense (benefit) of $0 and $(5), respectively	47	(8)
Change in unrealized gain on derivative instruments, net of tax expense of $1 and $0, respectively	4	–
Foreign currency translation adjustments	(11)	(5)

Total other comprehensive income (loss)	$40	$(13)

Total comprehensive income (loss)	$(18)	$11

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(10) NET INCOME (LOSS) PER SHARE
The following table summarizes the computations of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. Effective August 2, 2004, each outstanding share of Class A common stock was reclassified as one share of common stock and prior period Class A common stock has been reclassified to reflect these amendments.

	Three Months Ended
	June 30,
(In millions, except per share data):	2005	2004

Net income (loss)	$(58)	$24

Shares used to compute net income (loss) per share:
Weighted-average common stock outstanding – basic	308	302
Dilutive potential common stock equivalents	–	14

Weighted-average common stock outstanding – diluted	308	316

Net income (loss) per share:
Basic	$(0.19)	$0.08
Diluted	$(0.19)	$0.08
As a result of our net loss for the three months ended June 30, 2005, we have excluded certain stock awards from the Diluted EPS calculation as their inclusion would have been antidilutive. Had we reported net income for this period, an additional 10 million shares of potential common stock equivalents would have been included in the number of shares used to calculate Diluted EPS for the three months ended June 30, 2005.
Excluded from the above computation of weighted-average common shares for Diluted EPS for the three months ended June 30, 2005 and 2004 were options to purchase 7 million and less than 1 million shares of common stock, respectively, as the options’ exercise price was greater than the average market price of the common shares for the period. For the three months ended June 30, 2005 and 2004, the weighted-average exercise price of these options was $63.19 and $52.35 per share, respectively.
(11) SEGMENT INFORMATION
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

Information about our total net revenue by product line for the three months ended June 30, 2005 and 2004 is presented below (in millions):

	Three Months Ended
	June 30,
	2005	2004
Consoles
PlayStation 2	$117	$162
Xbox	44	57
Nintendo GameCube	22	26
Other consoles	–	2

Total Consoles	183	247
PC	74	67
Mobility
PSP	33	–
Nintendo DS	12	–
Game Boy Advance	6	18
Cellular Handsets	1	–

Total Mobility	52	18
Co-publishing and Distribution	30	67
Internet Services, Licensing and Other
Subscription Services	15	13
Licensing, Advertising and Other	11	20

Total Internet Services, Licensing and Other	26	33

Total Net Revenue	$365	$432

Information about our operations in North America, Europe and Asia Pacific for the three months ended June 30, 2005 and 2004 is presented below (in millions):

	North		Asia
	America	Europe	Pacific	Total

Three months ended June 30, 2005
Net revenue from unaffiliated customers	$184	$144	$37	$365
Interest income, net	13	7	–	20
Depreciation and amortization	14	8	1	23
Total assets	2,603	1,246	69	3,918
Capital expenditures	26	5	2	33
Long-lived assets	326	211	10	547
Three months ended June 30, 2004
Net revenue from unaffiliated customers	$211	$190	$31	$432
Interest income, net	7	1	–	8
Depreciation and amortization	9	6	1	16
Total assets	2,538	768	64	3,370
Capital expenditures	21	4	1	26
Long-lived assets	257	140	6	403
Our direct sales to Wal-Mart Stores, Inc. represented approximately 12 percent of total net revenue for both the three months ended June 30, 2005 and 2004.

(12) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In June 2005, the FASB directed its staff to issue proposed FASB Staff Position (“FSP”) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The FASB plans to retitle this FSP as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The final FSP will supersede EITF Issue No. 03-1 and EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP will replace the guidance set forth in paragraphs 10 through 18 of EITF Issue No. 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Management is currently evaluating what impact the adoption of the measurement and recognition guidance in FSP FAS 115-1 will have on our consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Electronic Arts Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of July 2, 2005, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended July 2, 2005 and June 26, 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of March 26, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated June 3, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 26, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Mountain View, California
August 3, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. We use words such as “anticipate”, “believe”, “expect”, “intend” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed in this report below under the heading “Risk Factors”, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed with the Securities and Exchange Commission (“SEC”) on June 7, 2005 and in other documents we have filed with the SEC.
OVERVIEW
The following overview is a top-level discussion of our operating results as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the quarter ended June 30, 2005, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” or the condensed consolidated financial statements and related notes. Additional information can be found within the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed with the SEC on June 7, 2005 and in other documents we have filed with the SEC.
About Electronic Arts
We develop, market, publish and distribute interactive software games that are playable by consumers on home video game consoles (such as the Sony PlayStation® 2, Microsoft Xbox® and Nintendo GameCubeTM consoles), personal computers, mobile platforms — including hand-held game players (such as the Game Boy® Advance, Nintendo DSTM and PlayStation® Portable “PSPTM”) and cellular handsets — and online, over the Internet and other proprietary online networks. Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The SimsTM and Need for SpeedTM). Our goal is to develop titles which appeal to the mass markets, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this are the annual iterations of our sports-based franchises (e.g., NCAA® Football and FIFA Soccer), titles based on long-lived movie properties (e.g., James Bond and Harry Potter) and wholly-owned properties that can be successfully sequeled (e.g., The Sims and Need for Speed).
Overview of Financial Results
Total net revenue for the three months ended June 30, 2005 was $365 million, down 15.5 percent as compared to the three months ended June 30, 2004. Net revenue for the three months ended June 30, 2005 was driven by our Medal of Honor and Battlefield franchises and the release of Batman BeginsTM. The strength of these titles did not offset last year’s strong performance of our Harry Potter and Fight Night franchises as well as UEFA Euro 2004 released in the three months ended June 30, 2004 in conjunction with the UEFA Euro 2004 football tournament held in Europe. Medal of Honor European AssaultTM and Battlefield 2TM both reached platinum status (over one million copies sold) in the quarter.
Net loss for the three months ended June 30, 2005 was $58 million as compared to net income for the three months ended June 30, 2004 of $24 million. Diluted loss per share for the three months ended June 30, 2005 was $0.19 as compared to diluted income per share of $0.08 for the three months ended June 30, 2004.
We used $31 million in cash from operations during the three months ended June 30, 2005 as compared to $66 million during the three months ended June 30, 2004. The decrease in cash used in operating activities resulted primarily from the collection of receivables, partially offset by the overall decline in net income during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Management’s Overview of Historical and Prospective Business Trends
Transition to Next-Generation Consoles. Our industry is cyclical and we believe it has entered into a transition stage heading into the next cycle. Beginning in the third quarter of fiscal 2006 and continuing over the course of the next twelve to eighteen months thereafter, we expect Microsoft, Sony and Nintendo to introduce new video game consoles into the market. During this transition, we intend to continue developing new titles for the current-generation of video game consoles while we also make significant investments as we prepare to introduce products that operate on the next-generation consoles. We have incurred, and expect to continue to incur, higher costs during this transition to next-generation consoles. We also expect development costs for next-generation video games to be greater on a per-title basis than development costs for current-generation video games. In addition, sales of video games for current generation consoles may begin to decline and consumers may defer game software purchases until the next-generation consoles become available. While we expect our sales and gross profit to increase for the fiscal year ended March 31, 2006 as compared to prior fiscal years, such increases may not offset the increased costs we have incurred and expect to continue to incur, during the transition. As we move through the transition, we expect our operating results to be more volatile and difficult to predict, which could cause our stock price to fluctuate significantly.
Expansion of Mobile Platforms. The introduction of the PSP and NDS, and to a lesser extent, increased demand for gameplay on cellular handsets, has resulted in increased sales of titles for mobile platforms. During the three months ended June 30, 2005, our net revenue from sales of our titles for mobile platforms increased to $52 million from $18 million for the three months ended June 30, 2004. As the mobile platform installed base continues to grow, we expect that sales of our titles for these platforms may become an increasingly important part of our business, particularly during the transition from current-generation to next-generation consoles.
Increasing Cost of Titles. Titles have become increasingly expensive to produce and market as the platforms on which they are played continue to advance technologically and consumers demand continual improvements in the overall gameplay experience. We expect this trend to continue throughout the transition from current-generation to next-generation platforms as (1) we become more familiar with, and gain expertise in, developing titles for next-generation platforms, (2) we require larger production teams to create our titles, (3) the technology needed to develop titles becomes more complex, (4) the number and nature of the platforms for which we develop titles increases and becomes more diverse, (5) the cost of licensing the third-party intellectual property we use in many of our titles increases and (6) we develop new methods to distribute our content via the Internet and on hand-held and wireless devices.
Software Prices. We expect the average prices of our titles for current-generation consoles to decline as (1) more value-oriented consumers purchase current-generation consoles and (2) a greater number of competitive titles are published. As a result, we expect our gross margins to be negatively impacted.
Sales of “Hit” Titles. Sales of “hit” titles, several of which were top sellers across a number of international markets, continued to contribute to our revenue growth. Our top-selling titles across all platforms worldwide during the three months ended June 30, 2005 were Medal of Honor European Assault, Battlefield 2 and Batman Begins. Hit titles are important to our financial performance because they benefit from overall economies of scale. We have developed, and it is our objective to continue to develop, many of our hit titles to become franchise titles that can be regularly iterated.
International Operations and Sales Growth. During the first three months of fiscal 2006, net revenue from international sales accounted for approximately 50 percent of our total net revenue, down from 51 percent during the first three months of fiscal 2005. Our international net revenue was primarily driven by sales in Europe and, to a more limited extent, sales in Asia Pacific. Although foreign exchange rates favorably impacted our net revenue in the three months ended June 30, 2005, we do not necessarily expect this trend to continue during the remainder of fiscal 2006. We anticipate that international net revenue will increase during the remainder of fiscal 2006 as the console installed base continues to expand outside of North America. In particular, we believe that in order to succeed in China and Japan, it is important to develop content locally. As such, we expect to devote resources to hiring local development talent and expanding our infrastructure in each country, most notably, through the expansion and creation of local studio facilities. In addition, we anticipate establishing online game marketing, publishing and distribution functions in China. As part of this strategy, we may seek to partner with established local companies through acquisitions, joint ventures or other similar arrangements. Our international business has also grown through acquisitions and investments such as our acquisition of Criterion Software Group Ltd. and our tender offer for Digital Illusions C.E. (DICE).

Foreign Exchange Impact. Given that a significant portion of our business is conducted internationally in foreign currency, fluctuations in currency prices can have a material impact on our results of operations. For example, the average exchange rate for the Euro, as compared to the U.S. dollar, increased from $1.20 per Euro during the three months ended June 30, 2004 to $1.29 per Euro during the three months ended June 30, 2005. Changes in foreign currency rates improved our net revenue by approximately $10 million, or 2 percent, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. We currently expect this will be the last quarter in fiscal 2006 in which foreign exchange rates will favorably impact our net revenue. Although we intend to continue to utilize foreign exchange forward and option contracts to either mitigate or hedge against some foreign currency exposures, we cannot predict with certainty the effect foreign currency fluctuations will have on us during fiscal 2006.
Expansion of Studio Resources and Technology. In fiscal 2005, we devoted significant resources to the overall expansion of our studio facilities in North America and Europe. We expect to continue to make significant investments in our studio facilities in North America in fiscal 2006. As we move through the life cycle of current-generation consoles, we will continue to devote significant resources to the development of current-generation titles while at the same time we continue to invest heavily in tools, technologies and titles for the next-generation of platforms and technology.
Increasing Licensing Costs. We generate a significant portion of our net revenue and operating income from games based on licensed content such as Madden NFL Football, FIFA, James Bond and Harry Potter. We have recently entered into new licenses and renewed older licenses, some of which contain higher royalty rates than similar license agreements we have entered into in the past. As a result, we expect our gross margins to be negatively impacted.
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
Revenue Recognition, Sales Returns, Allowances and Bad Debt Reserves
We principally derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PlayStation 2, Xbox and Nintendo GameCube), PCs and mobile platforms including hand-held game players (such as the Nintendo Game Boy Advance, Nintendo DS and Sony PSP) and cellular handsets. We evaluate the recognition of revenue based on the criteria set forth in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four of the following criteria are met:
•	Evidence of an arrangement: Evidence of an agreement with the customer that reflects the terms and conditions to deliver products must be present in order to recognize revenue.

•	Delivery: Delivery is considered to occur when the products are shipped and risk of loss has been transferred to the customer. For online games and services, revenue is recognized as the service is provided.

•	Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable.

•	Collection is deemed probable: At the time of the transaction, we conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).
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
In the future, actual returns and price protections may materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of product returns and/or price protection for our products may continue to increase as the PlayStation 2, Xbox and Nintendo GameCube consoles move through their lifecycles and an increasing number and aggregate amount of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates changed, our returns and price protection reserves would change, which would impact the total net revenue we report. For example, if actual returns and/or price protection were significantly greater than the reserves we have established, our actual results would decrease our reported total net revenue. Conversely, if actual returns and/or price protection were significantly less than our reserves, this would increase our reported total net revenue.
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

Royalty-based payments made to content licensors and distribution affiliates generally are capitalized as prepaid royalties and expensed to cost of goods sold at the greater of the contractual or effective royalty rate based on expected net product sales. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the general release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed as research and development as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold at the higher of the contractual or effective royalty rate based on expected net product sales.
Minimum guaranteed royalty obligations are initially recorded as an asset and as a liability at the contractual amount when no significant performance remains with the licensor. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid rather than upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of June 30, 2005 and March 31, 2005, approximately $44 million and $51 million, respectively, of minimum guaranteed royalty obligations had been recognized.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. As of June 30, 2005, we had $181 million of royalty-related assets and $1,379 million of unrecognized minimum commitments not yet paid that could be impaired if our revenue estimates decrease. We had no impairments during the three months ended June 30, 2005 and 2004.
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
Under current accounting standards, we make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate a potential impairment in the remaining value of the assets recorded on our condensed consolidated balance sheet. In order to determine if a potential impairment has occurred, management makes various assumptions about the future value of the asset by evaluating future business prospects and estimated cash flows. Our future net cash flows are primarily dependent on the sale of products for play on proprietary video game consoles, hand-held game players and PCs (collectively referred to as “platforms”). The success of our products is affected by our ability to accurately predict which platforms and which products we develop will be successful. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Due to product sales shortfalls, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge being recorded in the future. There were no impairment charges recorded in the three months ended June 30, 2005 or June 30, 2004.
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

In addition, changes in our business, including acquisitions, changes in our international structure, changes in the geographic location of business functions, changes in the geographic mix of income, as well as changes in our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate and result in a variance between the projected effective tax rate for any quarter and the final effective tax rate for the fiscal year. For example, in the fourth quarter of fiscal 2004, we resolved certain tax-related matters with the Internal Revenue Service, which lowered our income tax expense by $20 million and resulted in a 2.5 percent rate reduction during the fourth quarter of fiscal 2004. By contrast, adverse developments in audits or applicable law have resulted, and could in the future result, in increases in our tax expense. Similarly, we could experience a change in our tax expense if we take advantage of a new election that we are entitled to make under the U.S. income tax rules regarding the allocation between U.S. and foreign jurisdictions of tax deductions attributable to employee stock option compensation.
With respect to our projected effective income tax rate each quarter prior to the end of a fiscal year, we are required to make a projection of several items, including our projected mix of full-year income in each jurisdiction in which we operate and the related income tax expense in each jurisdiction. The projected annual effective income tax rate is also adjusted for taxes related to certain anticipated changes in how we do business. Significant non-recurring charges are taken in the quarter incurred. The actual results could vary from those projected, and as such, the overall effective income tax rate for a fiscal year could be different from that previously projected for the full year.
RESULTS OF OPERATIONS
Our fiscal year is reported on a 52/53-week period that, historically, has ended on the final Saturday of March in each year. Beginning with the current fiscal year ending March 31, 2006, we will end our fiscal year on the Saturday nearest March 31. The results of operations for the fiscal years ended March 31, 2006 and 2005 contain the following number of weeks and end on the dates indicated below:

Fiscal Years Ended	Number of Weeks	Fiscal Period End Date
March 31, 2006	53 weeks	April 1, 2006
March 31, 2005	52 weeks	March 26, 2005
The results of operations for the fiscal quarters ended June 30, 2005 and 2004 contain the following number of weeks and end on the dates indicated below:

Fiscal Quarters Ended	Number of Weeks	Fiscal Period End Date
June 30, 2005	14 weeks	July 2, 2005
June 30, 2004	13 weeks	June 26, 2004
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

From a geographical perspective, our total net revenue for the three months ended June 30, 2005 and 2004 were as follows (in millions):

	Three Months Ended June 30,				Increase /	%
	2005		2004		(Decrease)	Change
North America	$184	50.4%	$211	48.9%	$(27)	(13.1%)

Europe	144	39.5%	190	44.0%	(46)	(24.0%)
Asia Pacific	37	10.1%	31	7.1%	6	20.8%

International	181	49.6%	221	51.1%	(40)	(17.8%)

Total Net Revenue	$365	100.0%	$432	100.0%	$(67)	(15.5%)

North America
For the three months ended June 30, 2005, net revenue in North America decreased by 13.1 percent as compared to the three months ended June 30, 2004. The net revenue decrease was primarily due to (1) lower sales of products from our Fight Night and Harry Potter franchises as these franchises did not have a corresponding title release during the three months ended June 30, 2005 and (2) higher net revenue in the three months ended June 30, 2004 from various co-publishing and distribution titles. Together, these items resulted in decreased net revenue of $80 million during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease was partially offset by higher sales of products from our Medal of Honor and Battlefield franchises and the release of Batman Begins, which increased net revenue by $54 million in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.
Europe
For the three months ended June 30, 2005, net revenue in Europe decreased by 24.0 percent as compared to the three months ended June 30, 2004. We estimate that foreign exchange rates (primarily the Euro and the British pound sterling) increased reported European net revenue by approximately $8 million, or 4 percent, for the three months ended June 30, 2005. Excluding the effect of foreign exchange rates, we estimate that European net revenue decreased by approximately $54 million, or 28 percent, for the three months ended June 30, 2005. The net revenue decrease was primarily due to (1) lower sales of products from our Harry Potter and Fight Night franchises as these franchises did not have a corresponding title release during the three months ended June 30, 2005, (2) higher prior year sales of UEFA Euro 2004 released in the three months ended June 30, 2004 in conjunction with the UEFA Euro 2004 football tournament held in Europe and (3) lower sales of products from The Sims and FIFA franchises. Together, these items resulted in a net revenue decrease of $96 million during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease was partially offset by higher sales of products from our Medal of Honor and Battlefield franchises, the release of Batman Begins and catalog sales of FIFA Street, which increased net revenue by $63 million in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.
Asia Pacific
For the three months ended June 30, 2005, net revenue in Asia Pacific increased by 20.8 percent as compared to the three months ended June 30, 2004. We estimate that foreign exchange rates increased reported Asia Pacific net revenue by approximately $2 million, or 6 percent, for the three months ended June 30, 2005. Excluding the effect of foreign exchange rates, we estimate that Asia Pacific net revenue increased by approximately $4 million, or 15 percent, for the three months ended June 30, 2005. The increase in net revenue was driven primarily by higher sales of our co-publishing and distribution titles, as well as our Battlefield, NBA STREET and Medal of Honor franchises. This increase was partially offset by lower sales from our Harry Potter franchise as this franchise did not have a corresponding title release during the three months ended June 30, 2005.

Our total net revenue by product line for the three months ended June 30, 2005 and 2004 was as follows (in millions):

	Three Months Ended June 30,				Increase/	%
	2005		2004		(Decrease)	Change
Consoles
PlayStation 2	$117	32.2%	$162	37.4%	$(45)	(27.6%)
Xbox	44	12.0%	57	13.3%	(13)	(23.4%)
Nintendo GameCube	22	6.1%	26	6.1%	(4)	(16.1%)
Other consoles	–	0.0%	2	0.5%	(2)	(92.1%)

Total Consoles	183	50.3%	247	57.3%	(64)	(25.9%)
PC	74	20.3%	67	15.5%	7	11.1%
Mobility
PSP	33	8.8%	–	0.0%	33	N/A
Nintendo DS	12	3.3%	–	0.0%	12	N/A
Game Boy Advance	6	1.7%	18	4.2%	(12)	(65.5%)
Cellular Handsets	1	0.3%	–	0.0%	1	N/A

Total Mobility	52	14.1%	18	4.2%	34	180.1%
Co-publishing and Distribution	30	8.1%	67	15.6%	(37)	(55.8%)
Internet Services, Licensing and Other
Subscription Services	15	4.2%	13	2.9%	2	21.3%
Licensing, Advertising and Other	11	3.0%	20	4.5%	(9)	(43.6%)

Total Internet Services, Licensing and Other	26	7.2%	33	7.4%	(7)	(18.4%)

Total Net Revenue	$365	100.0%	$432	100.0%	$(67)	(15.5%)

PlayStation 2
Net revenue from PlayStation 2 products decreased from $162 million in the three months ended June 30, 2004 to $117 million in the three months ended June 30, 2005. As a percentage of total net revenue, sales of PlayStation 2 products decreased by 5.2 percent in the three months ended June 30, 2005. The decrease in net revenue was primarily driven by lower sales of products from our Harry Potter and Fight Night franchises, as well as higher prior year sales of UEFA Euro 2004 released in the three months ended June 30, 2004 in conjunction with the UEFA Euro 2004 football tournament held in Europe. These decreases were partially offset by higher net revenue from our Medal of Honor franchise and the release of Batman Begins during the three months ended June 30, 2005 as compared to three months ended June 30, 2004.
Xbox
Net revenue from Xbox products decreased from $57 million in the three months ended June 30, 2004 to $44 million in the three months ended June 30, 2005. As a percentage of total net revenue, sales of Xbox products decreased by 1.3 percent in the three months ended June 30, 2005. The decrease in net revenue was primarily due to lower sales of products from our Fight Night and Harry Potter franchises, as well as higher prior year sales of UEFA Euro 2004. These decreases were partially offset by higher net revenue from our Medal of Honor franchise and the release of Batman Begins during the three months ended June 30, 2005 as compared to three months ended June 30, 2004.
Nintendo GameCube
Net revenue from Nintendo GameCube products decreased from $26 million in the three months ended June 30, 2004 to $22 million in the three months ended June 30, 2005. The decrease in net revenue was primarily due to lower sales of products from our Harry Potter franchise and partially offset by sales of products from our Medal of Honor franchise and the release of Batman Begins for the three months ended June 30, 2005 as compared to three months ended June 30, 2004.

PC
Net revenue from PC-based products increased from $67 million in the three months ended June 30, 2004 to $74 million in the three months ended June 30, 2005. As a percentage of total net revenue, sales of PC products increased by 4.8 percent in the three months ended June 30, 2005. The increase in PC net revenue was primarily due to higher sales of products from our Battlefield franchise. We consolidated Digital Illusions C.E.’s (DICE) financial results into our financial statements as of January 27, 2005, and therefore, characterized Battlefield 2 as PC-based revenue. Prior to the consolidation of DICE, revenue from the Battlefield franchise was classified as co-publishing and distribution revenue. The increase was partially offset by a decrease in sales of products from our Harry Potter and The Sims franchises, as well as higher prior-year sales of UEFA Euro 2004.
Mobility
Net revenue from mobile products increased from $18 million in the three months ended June 30, 2004 to $52 million in the three months ended June 30, 2005. Mobile products include games for all mobile devices such as hand-helds and cellular handsets. As a percentage of total net revenue, sales of mobile products increased by 9.9 percentage points in the three months ended June 30, 2005 as compared to June 30, 2004. The increase in mobility net revenue was primarily due to the sales of titles for the Nintendo DS and PSP. The Nintendo DS and PSP were launched in certain regions during the six months ended March 31, 2005. The increase was partially offset by a decrease in net revenue from sales of products for the Game Boy Advance.
Co-Publishing and Distribution
Net revenue from co-publishing and distribution products decreased from $67 million in the three months ended June 30, 2004 to $30 million in the three months ended June 30, 2005. The decrease was primarily due to lower sales of products from our Battlefield franchise, which is now included in PC revenue due to our consolidation of DICE and higher prior year sales of various distribution titles.
Subscription Services
In the three months ended June 30, 2005, net revenue from subscription services products increased by $2 million to $15 million as compared to the three months ended June 30, 2004. The increase in net revenue was primarily due to an increase in the number of paying subscribers to Club Pogo, partially offset by a decrease in net revenue from The Sims OnlineTM and Earth & BeyondTM.
Licensing, Advertising and Other
In the three months ended June 30, 2005, net revenue from licensing, advertising and other products decreased by $9 million to $11 million as compared to the three months ended June 30, 2004. The decrease was primarily due to lower licensing revenue related to the Nokia N-Gage platform.
Cost of Goods Sold
Cost of goods sold for our disk-based and cartridge-based products consists of (1) product costs, (2) certain royalty expenses for celebrities, professional sports and other organizations and independent software developers, (3) manufacturing royalties, net of volume discounts, (4) expenses for defective products, (5) write-offs of post-launch prepaid royalty costs, (6) amortization of certain intangible assets and (7) operations expenses. Cost of goods sold for our online product subscription business consists primarily of data center and bandwidth costs associated with hosting our web sites, credit card fees and royalties for use of third-party properties. Cost of goods sold for our web site advertising business primarily consists of ad-serving costs.
Costs of goods sold for the three months ended June 30, 2005 and 2004 were as follows (in millions):

June 30, 2005	% of Net Revenue	June 30, 2004	% of Net Revenue	% Change

$151	41.2%	$177	40.9%	(15.0%)

In the three months ended June 30, 2005, cost of goods sold as a percentage of total net revenue increased by 0.3 percentage points to 41.2 percent from 40.9 percent for the three months ended June 30, 2004. The 0.3 percentage point increase was primarily the result of a 2.7 percent increase in average product and operational costs, offset by lower average royalties. The increase in average product costs was driven primarily by higher anticipated returns in Europe due to a lower-than-expected demand for our products.
The increase in average product costs was partially offset by lower average royalty costs as a result of:
•	Lower license royalties as a percentage of total net revenue primarily due to a higher mix of products sold based on wholly-owned intellectual property during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. We estimate that lower license royalties as a percentage of total net revenue increased gross margin by 2.9 percent.
•	Lower co-publishing and distribution royalties as a percentage of total net revenue due to the lower volume of co-publishing and distribution net revenue during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. We estimate that lower co-publishing and distribution royalties as a percentage of total net revenue increased gross margin by 0.4 percent.
•	Partially offset by higher third-party development royalties as a percentage of total net revenue primarily due to a higher mix of externally developed titles versus internally developed titles in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. We estimate that higher development royalties as a percentage of total net revenue decreased gross margin by 0.9 percent.
We expect cost of goods sold as a percentage of total net revenue to remain approximately flat during fiscal 2006 as compared to fiscal 2005. We expect margin pressure as a result of a potential decrease in average selling prices as current-generation platforms mature and our industry transitions to next-generation technology and higher license royalty rates. Although there can be no assurance, and our actual results could differ materially, we expect this pressure to be essentially offset by lower manufacturing royalty rates, lower third-party development royalties and, to some extent, favorable product mix.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs and advertising, marketing and promotional expenses, net of advertising expense reimbursements from third parties.
Marketing and sales expenses for the three months ended June 30, 2005 and 2004 were as follows (in millions):

June 30, 2005	% of Net Revenue	June 30, 2004	% of Net Revenue	$ Change	% Change

$75	20.6%	$63	14.6%	$12	19.0%

Marketing and sales expenses increased by 19 percent for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily due to:
•	An increase of $8 million in personnel-related costs resulting from an increase in headcount and facilities-related expenses in support of the growth of our marketing and sales functions worldwide.
•	An increase of $4 million in our marketing and advertising, promotional and related contracted services expenses primarily due to increased advertising in North America to support our current year releases.
We expect marketing and sales expenses for the twelve months ending March 31, 2006 to be consistent with the prior year as a percentage of net revenue.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, and allowances for bad debts.

General and administrative expenses for the three months ended June 30, 2005 and 2004 were as follows (in millions):

June 30, 2005	% of Net Revenue	June 30, 2004	% of Net Revenue	$ Change	% Change

$51	14.0%	$35	8.1%	$16	45.1%

General and administrative expenses increased by 45 percent for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily due to:
•	An increase of $7 million in personnel and facility-related costs primarily due to an increase in headcount to help support the growth of our administrative functions worldwide.
•	An increase of $5 million in professional and contracted services to support our business.
We expect general and administrative expenses for the twelve months ending March 31, 2006 to be consistent with the prior year as a percentage of net revenue.
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
Research and development expenses for the three months ended June 30, 2005 and 2004 were as follows (in millions):

June 30, 2005	% of Net Revenue	June 30, 2004	% of Net Revenue	$ Change	% Change

$183	50.1%	$131	30.3%	$52	39.9%

Research and development expenses increased by 40 percent for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily due to:
•	An increase of $49 million in personnel-related costs primarily related to (1) an increase in employee headcount in our Canadian and European studios as a result of increased internal development and the development of games for next-generation tools, technologies and titles, as well as our recent consolidations of DICE and Criterion and (2) the fact that there were 14 weeks in the three months ended June 30, 2005 as compared to only 13 weeks in the three months ended June 30, 2004.
•	An increase of $11 million in facilities-related expenses to help support the growth of our research and development functions worldwide, as well as the fact that there were 14 weeks in the three months ended June 30, 2005 as compared to only 13 weeks in the three months ended June 30, 2004.
These increases were partially offset by an overall decrease of approximately $9 million in external development expenses as a result of increased internal development.
We expect research and development spending to continue to increase in total dollars and as a percentage of net revenue for the remainder of fiscal 2006 as we continue to invest in next-generation tools, technologies and titles, products for new platforms, and, to a lesser extent, as we increase spending on titles for the PC and current-generation console products.
Interest and Other Income, Net
Interest and other income, net, for the three months ended June 30, 2005 and 2004 were as follows (in millions):

June 30, 2005	% of Net Revenue	June 30, 2004	% of Net Revenue	$ Change	% Change

$17	4.6%	$9	2.1%	$8	84.7%

Interest and other income, net, increased for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily due to an increase of $12 million in interest income as a result of higher yields on higher average cash balances, partially offset by a decrease of $3 million due to a net loss from our foreign currency activities.
Income Taxes
Income taxes for the three months ended June 30, 2005 and 2004 were as follows (in millions):

June 30, 2005	Effective Tax Rate	June 30, 2004	Effective Tax Rate	% Change

$(23)	29.0%	$10	29.0%	(330.1%)

Our effective income tax rate reflects our significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. Our effective income tax rates were 29.0 percent for the three months ended June 30, 2005 and 2004.
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
In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” which addresses the accounting for uncertain tax positions. The proposed interpretation provides that the best estimate of the impact of a tax position would be recognized in an entity’s financial statements only if it is probable that the position will be sustained on audit based solely on its technical merits. This proposed interpretation also would provide guidance on disclosure, accrual of interest and penalties, accounting in interim periods and transition. This proposed interpretation would be effective as of our quarter ending March 31, 2006. We cannot predict what actions the FASB will take or how any such actions might ultimately affect our financial position or results of operations.
Impact of Recently Issued Accounting Standards
In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In June 2005, the FASB directed its staff to issue proposed FASB Staff Position (“FSP”) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The FASB plans to retitle this FSP as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The final FSP will supersede EITF Issue No. 03-1 and EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP will replace the guidance set forth in paragraphs 10 through 18 of EITF Issue No. 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Management is currently evaluating what impact the adoption of the measurement and recognition guidance in FSP FAS 115-1 will have on our consolidated financial statements.

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
In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes Accounting Principles Board (“APB”) No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. While the fair value method under SFAS No. 123R is very similar to the fair value method under SFAS No. 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our consolidated financial statements. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS No. 123R also will require a classification change in the statement of cash flows, whereby a portion of the tax benefit from stock options will move from operating cash flow activities to financing cash flow activities (total cash flows will remain unchanged).
In March 2005, the Securities and Exchange Commission (“SEC”) released SAB No. 107, “Share-based Payment”, which provides the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations for public companies. In April 2005, the SEC adopted a rule that amends the compliance dates of SFAS No. 123R. Under the revised compliance dates, we will be required to adopt the provisions of SFAS No. 123R no later than the first interim period of fiscal 2007. While management continues to evaluate the impact of SFAS No. 123R on our consolidated financial statements, we currently believe that the expensing of stock-based compensation will have an impact on our Condensed Consolidated Statements of Operations similar to our pro forma disclosure under SFAS No. 123, as amended.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. The new Statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	As of June 30,
(In millions)	2005	2004	Increase
Cash, cash equivalents and short-term investments	$2,573	$2,369	$204
Marketable equity securities	176	2	174

Total	$2,749	$2,371	$378

Percentage of total assets	70.2%	70.4%

	Three Months Ended
	June 30,		Increase /
(In millions)	2005	2004	(Decrease)
Cash used in operating activities	$(31)	$(66)	$35
Cash used in investing activities	(37)	(996)	959
Cash provided by (used in) financing activities	(318)	44	(362)
Effect of foreign exchange on cash and cash equivalents	(10)	1	(11)

Net decrease in cash and cash equivalents	$(396)	$(1,017)	$621

Changes in Cash Flow
During the three months ended June 30, 2005, we used $31 million of cash from operating activities as compared to the use of $66 million for the three months ended June 30, 2004. The decrease in cash used in operating activities resulted primarily from the collection of our receivables partially offset by the overall decline in net income for the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. We expect to generate significant operating cash flow during the remainder of fiscal 2006. For the three months ended June 30, 2005, our primary use of cash in non-operating activities consisted of $337 million for the repurchase and retirement of our common stock and $33 million in capital expenditures primarily related to the expansion of our Vancouver studio and upgrades to our worldwide ERP systems. We anticipate making continued capital investments in our Vancouver studio during fiscal 2006 as well as completing the remaining $372 million of our $750 million share repurchase program by September 30, 2005.
Short-term investments and marketable equity securities
As of June 30, 2005, 34 percent of our portfolio of cash, cash equivalents and short-term investments consisted of cash and cash equivalents and 66 percent of our portfolio consisted of short-term investments. As of March 31, 2005, 43 percent of our portfolio consisted of cash and cash equivalents and 57 percent of our portfolio consisted of short-term investments. Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2005, our short-term investments had gross unrealized losses of approximately $15 million, or 0.9 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on the short-term investments that we liquidate to fund these activities, we could recognize a portion of the gross unrealized losses.
Marketable equity securities increased to $176 million as of June 30, 2005, from $140 million as of March 31, 2005, primarily due to an increase in the unrealized gain on our investment in Ubisoft Entertainment.
Receivables, net
Our gross accounts receivable balance was $278 million and $458 million as of June 30, 2005 and March 31, 2005, respectively. The decrease in our accounts receivable balance was due to lower sales volumes in the first quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005 and the collection of receivables from the fourth quarter of fiscal 2005, which was expected as we traditionally have lower sales during our first fiscal quarter as compared to our fourth fiscal quarter. We expect our accounts receivable balance to increase during the three months ending September 30, 2005 based on our seasonal product release schedule. Reserves for sales returns, pricing allowances and doubtful accounts decreased from $162 million as of March 31, 2005 to $111 million as of June 30, 2005. As expected, principally due to the seasonality of our business, both sales returns and price protection reserves decreased in absolute dollars and as a percentage of trailing nine month net revenue and increased as a percentage of trailing six month net revenue as of June 30, 2005 as compared to March 31, 2005. Sales returns and price protection reserves as a percentage of six and nine month revenue remained relatively flat as compared to the quarter ended June 30, 2004. We believe these reserves are adequate based on historical experience and our current estimate of potential returns and allowances.

Inventories
Inventories increased to $66 million as of June 30, 2005 from $62 million as of March 31, 2005 primarily due to the buildup of inventory in connection with the release of NCAA® Football 06 at the beginning of the second quarter of fiscal 2006. Other than NCAA Football 06, no single title represented more than $4 million of inventory as of June 30, 2005.
Other current assets
Other current assets increased to $194 million as of June 30, 2005, from $164 million as of March 31, 2005, primarily due to an increase in prepaid royalties as we continue to invest in our product development and content. The increase was partially offset by a decrease in our VAT receivable.
Accounts payable
Accounts payable decreased to $113 million as of June 30, 2005, from $134 million as of March 31, 2005, primarily due to the lower sales volume we experienced in the first quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005.
Accrued and other liabilities
Our accrued and other liabilities decreased to $597 million as of June 30, 2005 from $694 million as of March 31, 2005. The decrease was due to decreases in accrued compensation and benefits, accrued income taxes and accrued royalties. We anticipate our accrued and other liabilities balance will increase during the three months ending September 30, 2005 primarily due to an increase in royalties payable.
Financial Condition
We believe that existing cash, cash equivalents, short-term investments, marketable equity securities and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, capital expenditures, potential future acquisitions or strategic investments, and funding of our stock repurchase program. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, pursue strategic acquisitions and investments or to take advantage of business opportunities as they arise. There can be no guarantee that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.
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
A portion of our cash that was generated from operations domiciled in foreign tax jurisdictions (approximately $905 million as of June 30, 2005) is designated as indefinitely reinvested in the respective tax jurisdiction. While we have no plans to repatriate these funds to the United States in the short term, if we were required to do so in order to fund our operations in the United States, we would accrue and pay additional taxes in connection with their repatriation. We are in the process of evaluating whether we will repatriate foreign earnings under the repatriation provisions of the American Jobs Creation Act of 2004.
On October 18, 2004, our Board of Directors authorized a program to repurchase up to an aggregate of $750 million of shares of our common stock. Pursuant to the authorization, we may repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions over the course of a twelve-month period. During the three months ended June 30, 2005, we repurchased and retired 6.3 million shares of our common stock for approximately $337 million. From the inception of the program through June 30, 2005, we have repurchased and retired 7.1 million shares of our common stock for approximately $378 million.

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
Contractual Obligations and Commercial Commitments
Letters of Credit
In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables. The original letter of credit guaranteed our obligations to Nintendo of Europe of up to €18 million. In April 2005, we reduced the guarantee to €8 million. This standby letter of credit expired in July 2005 and was renewed through July 2006. As of June 30, 2005, we had less than €1 million payable to Nintendo of Europe covered by this standby letter of credit.
In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC in replacement of our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to approximately $1 million. The standby letter of credit expires in December 2006. As of June 30, 2005, we did not have a payable balance covered by this standby letter of credit.
Development, Celebrity, League and Content Licenses: Payments and Commitments
The products produced by our studios are designed and created by our employee designers, artists, software programmers and by non-employee software developers (“independent artists” or “third-party developers”). We typically advance development funds to the independent artists and third-party developers during development of our games, usually in installment payments made upon the completion of specified development milestones. Contractually, these payments are considered advances against subsequent royalties on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers. In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: ESPN (content in EA SPORTSTM games); FIFA and UEFA (professional soccer); NASCAR (stock car racing); John Madden (professional football); National Basketball Association (professional basketball); PGA TOUR (professional golf); Tiger Woods (professional golf); National Hockey League and NHLPA (professional hockey); Warner Bros. (Harry Potter, Batman and Superman); MGM/ Danjaq (James Bond); New Line Productions (The Lord of the Rings); Saul Zaentz Company (The Lord of the Rings); Marvel Enterprises (fighting); National Football League, Arena Football League and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); ISC (stock car racing); Island Def Jam (fighting); and Viacom Consumer Products (The Godfather). These developer and content license commitments represent the sum of (i) the cash payments due under non-royalty-bearing licenses and services agreements, and (ii) the minimum payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations and commercial commitments as of June 30, 2005, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations			Commercial Commitment
		Developer/
Fiscal Year		Licensor		Bank and
Ending March 31,	Leases (1)	Commitments (2)	Marketing	Other Guarantees	Total
2006 (remaining nine months)	$34	$76	$34	$3	$147
2007	30	137	34	–	201
2008	23	125	30	–	178
2009	17	134	30	–	181
2010	13	121	31	–	165
Thereafter	35	830	197	–	1,062

Total	$152	$1,423	$356	$3	$1,934

(1) See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information.

(2) Developer/licensor commitments include $44 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of June 30, 2005 because the developer or licensor does not have any performance obligations to us.
The lease commitments disclosed above include contractual rental commitments of $21 million under real estate leases for unutilized office space due to our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other liabilities reported on our Condensed Consolidated Balance Sheets as of June 30, 2005. See Note 5 in the Notes to Condensed Consolidated Financial Statements.
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

We believe the estimated fair values of both properties under these operating leases are in excess of their respective guaranteed residual values as of June 30, 2005.
For the two lease agreements with Keybank National Association, as described above, the lease rates are based upon the LIBOR plus a margin and require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of June 30, 2005.

			Actual as of
Financial Covenants	Requirement		June 30, 2005
Consolidated Net Worth (in millions)	equal to or greater than	$2,061	$3,167
Fixed Charge Coverage Ratio	equal to or greater than	3.00	15.77
Total Consolidated Debt to Capital	equal to or less than	60%	7.2%
Quick Ratio – Q1 & Q2	equal to or greater than	1.00	11.10
Q3 & Q4	equal to or greater than	1.75	N/A
As our two lease agreements with Keybank National Association are scheduled to expire in June 2006 and July 2006, we currently are evaluating whether to extend the leases, purchase the properties under lease, or identify a third-party buyer for the properties when the leases expire. We have not yet determined the course of action that we will take. See the “Liquidity and Capital Resources” section above for additional information.
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
On March 24, 2005, a class action lawsuit was filed against us and certain of our officers and directors. The complaint, which asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false and misleading statements, was filed in the United States District Court, Northern District of California, by an individual purporting to represent a class of purchasers of EA common stock. Additional class action lawsuits have been filed in the same court by other individuals asserting the same claims against us. On May 9, 2005, the court consolidated the complaints, and on June 13, 2005, the court appointed lead plaintiff and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995. An amended consolidated complaint has not yet been filed. Separately, on April 12, 2005, a shareholder derivative action was filed in San Mateo Superior Court against certain of our officers and directors. This suit asserts claims based on substantially the same factual allegations set forth in the federal class action lawsuits. Two other shareholder derivative actions have been filed in San Mateo Superior Court based on the same claims. Two of the three derivative actions have been consolidated; a request to consolidate the third is currently pending. In addition, two other shareholder derivative actions based on substantially the same allegations have been filed in the United States District Court, Northern District of California. We have not responded to any of the complaints.
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
We derive most of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony’s PlayStation 2 and Microsoft’s Xbox. The success of our business is driven in large part by the availability of an adequate supply of current-generation video game platforms, the timely release, adequate supply, and success of new video game hardware systems, our ability to accurately predict which platforms will be most successful in the marketplace, and our ability to develop commercially successful products for these platforms. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. If the platforms for which we are developing products are not released when anticipated, are not available in adequate amounts to meet consumer demand, or do not attain wide market acceptance, our revenue will suffer, we may be unable to fully recover the resources we have committed, and our financial performance will be harmed.
Our industry is cyclical and has entered a transition period heading into the next cycle. During the transition, we expect our costs to increase, we may experience a decline in sales as consumers anticipate and adopt next-generation products and our operating results may suffer and become more difficult to predict.
Video game platforms have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. Sony’s PlayStation 2 was introduced in 2000 and Microsoft’s Xbox and the Nintendo GameCube were introduced in 2001. Beginning in the third quarter of fiscal 2006 and continuing over the course of the next twelve to eighteen months thereafter, we expect Microsoft, Sony and Nintendo to introduce new video game platforms into the market (so-called “next-generation platforms”). As a result, we believe that the interactive entertainment industry has entered into a transition stage leading into the next cycle. During this transition, we intend to continue developing new titles for the current-generation of video game platforms while we also make significant investments preparing to introduce products upon the launch of the next-generation platforms. We have and expect to continue to incur increased costs during the transition to next-generation platforms, which are not likely to be offset in the near future. We also expect development costs for next-generation video games to be greater on a per-title basis than development costs for current-generation video games. Further, we expect that, as the current-generation of platforms reaches the end of its cycle and next-generation platforms are introduced into the market, sales of video games for current-generation consoles may begin to decline as consumers defer game software purchases until the next-generation platforms become available. This decline may not be offset by increased sales of products for the new platforms. For example, following the launch of Sony’s PlayStation 2 platform, we experienced a significant decline in revenue from sales of products for Sony’s older PlayStation game console, which was not immediately offset by revenue generated from sales of products for the PlayStation 2. If the increased costs we have incurred and expect to continue to incur are not offset during the transition, our operating results will suffer and our financial position will be harmed. In addition, during the transition, we expect our operating results to be more volatile and difficult to predict, which could cause our stock price to fluctuate significantly.
Our platform licensors set the royalty rates and other fees that we must pay to publish games for their platforms, and therefore have significant influence on our costs. If one or more of the platform licensors adopt a different fee structure for future game consoles or we are unable to obtain such licenses, our profitability will be materially impacted.
Beginning in the third quarter of fiscal 2006 and continuing over the course of the next twelve to eighteen months thereafter, we expect our platform licensors to introduce new video game platforms into the market in various parts of the world. For example, Microsoft has announced plans to release the Xbox 360 (the next-generation successor to the Xbox) during the 2005 holiday season and Sony has announced plans to release the PlayStation 3 (the next-generation successor to the PlayStation 2) in the spring of 2006. In order to publish products for a new game machine, we must take a license from the platform licensor which gives the platform licensor the opportunity to set the fee structure that we must pay in order to publish games for that platform.

Similarly, certain platform licensors have retained the flexibility to change their fee structures for online gameplay and features for their consoles. The control that platform licensors have over the fee structures for their future platforms and online access makes it difficult for us to predict our costs and profitability in the medium to long term. It is also possible that platform licensors may choose not to renew our licenses. Because publishing products for video game consoles is the largest portion of our business, any increase in fee structures or failure to secure a license relationship would significantly harm our ability to generate revenues and/or profits.
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
As a result of a more value-oriented consumer base caused by price reductions in current-generation platforms by Microsoft, Sony and Nintendo, a greater number of current-generation titles being published, and significant pricing pressure from our competitors, we have experienced a decrease in the average price of our titles for current-generation platforms. Although we believe that a few of the most popular current-generation titles will continue to be launched at premium price points, as the interactive entertainment industry transitions to next-generation platforms, we expect there to be fewer current-generation titles able to command premium price points, and we expect that even these titles will be subject to price reductions at an earlier point in their sales cycle than we have seen in prior years. We expect the average price of current-generation titles to continue to decline, which will have a negative effect on our margins and operating results.
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
Competition in our industry is intense and we expect new competitors to continue to emerge. While many new products are regularly introduced, only a relatively small number of “hit” titles accounts for a significant portion of total net revenue in our industry. Hit products published by our competitors may take a larger share of consumer spending than we anticipate, which could cause our product sales to fall below our expectations. If our competitors develop more successful products, offer competitive products at lower price points, or if we do not continue to develop consistently high-quality and well-received products, our revenue, margins, and profitability will decline.

If we are unable to maintain or acquire licenses to intellectual property, we will publish fewer hit titles and our revenue, profitability and cash flows will decline. Competition for these licenses may make them more expensive and increase our costs.
Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from major sports leagues and players’ associations. Similarly, many of our other hit franchises, such as Bond, Harry Potter and Lord of the Rings, are based on key film and literary licenses. Competition for these licenses is intense. If we are unable to maintain these licenses or obtain additional licenses with significant commercial value, our revenues and profitability will decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs.
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
We are currently, and from time to time in the future may become, subject to other claims and litigation, which could be expensive, lengthy, and disruptive to normal business operations. In addition, the outcome of any claims or litigation may be difficult to predict and could have a material adverse effect on our business, operating results, or financial condition. For further information regarding certain claims and litigation in which we are currently involved, see “Part II — Item 1. Legal Proceedings” below.
Our business, our products and our distribution are subject to increasing regulation of content, consumer privacy, distribution and online delivery in the key territories in which we conduct business. If we do not successfully respond to these regulations, our business may suffer.
Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, privacy laws in the United States and Europe impose various restrictions on our web sites. Those rules vary by territory although the Internet recognizes no geographical boundaries. Other countries, such as Germany, have adopted laws regulating content both in packaged goods and those transmitted over the Internet that are stricter than current United States laws. In the United States, the federal and several state governments are considering content restrictions on products such as ours, as well as restrictions on distribution of such products. For example, recent legislation has been proposed in several states, and could be proposed at the federal level, that would prohibit the sale of certain games (e.g., those with “M” or “AO” ratings) to minors. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, and by requiring additional differentiation between products for different territories to address varying regulations. This additional product differentiation would be costly.

If one or more of our titles were found to contain hidden, objectionable content, our business could suffer.
Throughout the history of our industry, many videogames have been designed to include certain hidden content and gameplay features that are accessible through the use of in-game cheat codes or other technological means that are intended to enhance the gameplay experience. However, in several cases, the hidden content or feature was included in the game by an employee who was not authorized to do so or by an outside developer without the knowledge of the publisher. From time to time, some hidden content and features have contained profanity, graphic violence and sexually explicit or other objectionable material. In a few cases, the Entertainment Software Ratings Board (“ESRB”) has reacted to discoveries of hidden content and features by reviewing the rating that was originally assigned to the product, requiring the publisher to change the game packaging and/or fining the publisher. Retailers have on occasion reacted to the discovery of such hidden content by pulling these games from their shelves, refusing to sell them, and demanding that their publishers accept them as product returns. Likewise, consumers have reacted to the revelation of hidden content by refusing to purchase such games, demanding refunds for games they’ve already purchased, and refraining from buying other games published by the company whose game contained the objectionable material.
We have implemented preventative measures designed to reduce the possibility of hidden, objectionable content from appearing in the video games we publish. Nonetheless, these preventative measures are subject to human error, circumvention, overriding, and reasonable resource constraints. If a videogame we published were found to contain hidden, objectionable content, the ESRB could demand that we recall a game and change its packaging to reflect a revised rating, retailers could refuse to sell it and demand we accept the return of any unsold copies or returns from customers, and consumers could refuse to buy it or demand that we refund their money. This could have a material negative impact on our sales return allowances and associated reserves in a financial period. In addition, our reputation could be harmed, which could impact sales of other videogames we sell. If any of these consequences were to occur, our business and financial performance could be significantly harmed.
If we do not continue to attract and retain key personnel, we will be unable to effectively conduct our business. In addition, compensation-related changes in accounting requirements, as well as evolving legal and operational factors, could have a significant impact on our expenses and operating results.
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
For the three months ended June 30, 2005, international net revenue comprised 50 percent of our total net revenue. For the fiscal year ended March 31, 2005, international net revenue comprised 47 percent of our total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. While we utilize foreign exchange forward contracts to mitigate some foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) and from time to time, foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue generated by our operational subsidiaries), our results of operations, including our reported net revenue and net income, and financial condition would be adversely affected by unfavorable foreign currency fluctuations, particularly the Euro and Pound Sterling.
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
In the quarter ended June 30, 2005, over 70 percent of our U.S. sales were made to six key customers, two of which have recently announced plans to merge. In Europe, our top ten customers accounted for approximately 35 percent of our sales in that territory during the three months ended June 30, 2005. Worldwide, we had direct sales to one customer, Wal-Mart Stores, Inc., which represented approximately 12 percent of total net revenue in the three months ended June 30, 2005. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. Additionally, our receivables from these large customers increase significantly in the December quarter as they stock up for the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers.
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
In many countries around the world, more pirated copies of our products are sold than legitimate copies. Though we believe piracy has not had a material impact on our operating results to date, highly organized pirate operations have been expanding globally. In addition, the proliferation of technology designed to circumvent the protection measures we use in our products, the availability of broadband access to the Internet, the ability to download pirated copies of our games from various Internet sites, and the widespread proliferation of Internet cafes using pirated copies of our products, all have contributed to ongoing and expanding piracy. Though we take steps to make the unauthorized copying and distribution of our products more difficult, as do the manufacturers of consoles on which our games are played, neither our efforts nor those of the console manufacturers may be successful in controlling the piracy of our products. This could have a negative effect on our growth and profitability in the future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET RISK
We are exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and market prices. Market risk is the potential loss arising from changes in market rates and market prices. Foreign currency option and foreign exchange forward contracts are used to either hedge anticipated exposures or mitigate some existing exposures subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes. Interest rate risk is the potential loss arising from changes in interest rates and credit ratings. We do not consider our cash and cash equivalents to be exposed to significant interest rate risk because our portfolio consists of highly liquid investments with original maturities of three months or less.
Foreign Currency Exchange Rate Risk
From time to time, we hedge some of our foreign currency risk related to anticipated foreign-currency-denominated sales transactions by purchasing option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in the Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value is initially reported as a component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity and subsequently reclassified into net revenue in the period when the forecasted transaction actually occurs. The ineffective portion of gains or losses resulting from changes in fair value is reported in interest and other income, net in the Condensed Consolidated Statements of Operations. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements. The fair value of our foreign currency option contracts purchased and included in other current assets was $9 million as of June 30, 2005.
We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of less than one month and are transacted near month-end. Therefore, the fair value of the forward contracts generally is not significant at each month-end. Our foreign exchange forward contracts are not designated as hedging instruments under SFAS No. 133 and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in the Condensed Consolidated Balance Sheets, and gains and losses from changes in fair value are reported in interest and other income, net, in the Condensed Consolidated Statements of Operations. The gains and losses on these forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated assets and liabilities.
As of June 30, 2005, we had foreign exchange contracts to purchase and sell approximately $248 million in foreign currencies. Of this amount, $222 million represents contracts to sell foreign currencies in exchange for U.S. dollars, $21 million to sell foreign currencies in exchange for British Pounds, and $5 million to purchase foreign currency in exchange for U.S. dollars. The fair value of our forward contracts was immaterial as of June 30, 2005.

The counterparties to these forward and option contracts are creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material.
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurances that our mitigating activities will adequately protect us against the risks associated with foreign currency fluctuations. For example, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in a potential loss in fair value of our option contracts of $8 million and $9 million, respectively, as of June 30, 2005. A hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in potential losses on our forward contracts of $23 million and $34 million, respectively, as of June 30, 2005. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short average maturities. Additionally, the contractual terms of the securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the securities. We also do not use derivative financial instruments in our short-term investment portfolio.
As of June 30, 2005 and March 31, 2005, our short-term investments were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of June 30, 2005 and March 31, 2005 (in millions):

	As of June 30	As of March 31
	2005	2005
U.S. government agencies	$1,158	$1,168
U.S. government bonds	339	298
Corporate bonds	181	180
Asset-backed securities	21	42

Total short-term investments	$1,699	$1,688

Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp rise in interest rates could have a significant adverse impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of June 30, 2005, arising from selected potential changes in interest rates. The modeling technique measures the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. Actual results may differ materially.

				Fair Value
	Valuation of Securities Given an Interest			as of	Valuation of Securities Given an Interest
(In millions)	Rate Decrease of X Basis Points			June 30,	Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	2005	50 BPS	100 BPS	150 BPS
U.S. government agencies	$1,164	$1,163	$1,161	$1,158	$1,151	$1,146	$1,140
U.S. government bonds	347	345	342	339	336	333	330
Corporate bonds	186	184	183	181	180	178	177
Asset-backed securities	21	21	21	21	21	21	21

Total short-term investments	$1,718	$1,713	$1,707	$1,699	$1,688	$1,678	$1,668

Market Price Risk
The values of our equity investments in publicly traded companies are subject to market price volatility. As of June 30, 2005, our marketable equity securities were classified as available-for-sale and, consequently, were recorded in the Condensed Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $176 million and $140 million as of June 30, 2005 and March 31, 2005, respectively.
At any time, a sharp decrease in market prices in our investments in marketable equity securities could have a significant adverse impact on the fair value of our investments. The following table presents the hypothetical changes in the fair value of our marketable equity securities as of June 30, 2005, arising from selected potential changes in market prices. The modeling technique measures the change in fair value from immediate hypothetical parallel shifts in market price plus or minus 25 percent, 50 percent and 75 percent. Hypothetical changes in market prices of the same magnitude would not have resulted in material changes in the fair value of our marketable equity securities and, accordingly, are not presented.

	Valuation of Securities Given an X			Fair Value	Valuation of Securities Given an X
	Percentage Decrease in Each Stock’s			as of	Percentage Increase in Each Stock’s
(In millions)	Market Price			June 30,	Market Price
	(75%)	(50%)	(25%)	2005	25%	50%	75%
Marketable Equity Securities	$44	$88	$132	$176	$220	$263	$307

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

PART II — OTHER INFORMATION

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

On March 24, 2005, a class action lawsuit was filed against us and certain of our officers and directors. The complaint, which asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false and misleading statements, was filed in the United States District Court, Northern District of California, by an individual purporting to represent a class of purchasers of EA common stock. Additional class action lawsuits have been filed in the same court by other individuals asserting the same claims against us. On May 9, 2005, the court consolidated the complaints, and on June 13, 2005, the court appointed lead plaintiff and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995. An amended consolidated complaint has not yet been filed. Separately, on April 12, 2005, a shareholder derivative action was filed in San Mateo Superior Court against certain of our officers and directors. This suit asserts claims based on substantially the same factual allegations set forth in the federal class action lawsuits. Two other shareholder derivative actions have been filed in San Mateo Superior Court based on the same claims. Two of the three derivative actions have been consolidated; a request to consolidate the third is currently pending. In addition, two other shareholder derivative actions based on substantially the same allegations have been filed in the United States District Court, Northern District of California. We have not responded to any of the complaints.

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

On October 18, 2004, our Board of Directors authorized a program to repurchase up to an aggregate of $750 million of shares of our common stock. Pursuant to the authorization, we may repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions over the course of a twelve-month period. The following table summarizes the number of shares repurchased for the three months ended June 30, 2005:

			Total Number of	Maximum Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	Be Purchased Under the
	of Shares	Average Price	Announced	Program
Period	Purchased	Paid per Share	Program	(in millions)
April 1 – 30, 2005	–	–	–	$709
May 1 – 31, 2005	5,076,300	$52.52	5,076,300	$443
June 1 – 30, 2005	1,218,003	$58.02	1,218,003	$372

Item 6.	Exhibits

The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of this report:

Exhibit
	Number	Title

	10.1	Guaranty, dated as of December 6, 2000, by Electronic Arts Inc. in favor of Selco Service Corporation, Victory Receivables Corporation, The Bank Of Tokyo-Mitsubushi, Ltd., various Liquidity Banks, and Keybank National Association.

	10.2	Guaranty, dated as of July 16, 2001, by Electronic Arts Inc. in favor of Flatirons Funding, Limited Partnership, Victory Receivables Corporation, The Bank of Tokyo-Mitsubushi, Ltd., various Liquidity Banks and Tranche B Banks, and KeyBank National Association.

	10.3	First Amendment to Participation Agreement, dated as of May 13, 2002, by and among Electronic Arts Redwood, Inc., Electronic Arts Inc., Flatirons Funding, Limited Partnership, Victory Receivables Corporation, The Bank of Tokyo-Mitsubushi, Ltd., various Liquidity Banks, KeyBank National Association, and The Bank of Nova Scotia.

	10.4	Omnibus Amendment Agreement (2001 transaction), dated as of September 15, 2004, Electronic Arts Redwood, LLC, Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank Of Tokyo-Mitsubishi, Ltd., various Liquidity Banks, and KeyBank National Association.

	10.5	Omnibus Amendment Agreement (2000 transaction), dated as of September 15, 2004, by and among Electronic Arts Redwood, LLC, Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank Of Tokyo-Mitsubishi, Ltd., various Liquidity Banks, and KeyBank National Association.

	10.6	Omnibus Amendment (2000 transaction), dated as of July 11, 2005, among Electronic Arts Redwood LLC, Electronic Arts Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, various Liquidity Banks, Deutsche Bank Trust Company Americas, and KeyBank National Association.

	10.7	Omnibus Amendment (2001 transaction), dated as of July 11, 2005, among Electronic Arts Redwood LLC, Electronic Arts Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, various Liquidity Banks, Deutsche Bank Trust Company Americas, The Bank of Nova Scotia, and KeyBank National Association.

	15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

	31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

	32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC. (Registrant)

/s/ Warren C. Jenson
DATED:	WARREN C. JENSON
August 3, 2005	Executive Vice President, Chief Financial and Administrative Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2005
EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE
10.1

Guaranty, dated as of December 6, 2000, by Electronic Arts Inc. in favor of Selco Service
Corporation, Victory Receivables Corporation, The Bank Of Tokyo-Mitsubushi, Ltd., various
Liquidity Banks, and Keybank National Association.

10.2

Guaranty, dated as of July 16, 2001, by Electronic Arts Inc. in favor of Flatirons Funding, Limited
Partnership, Victory Receivables Corporation, The Bank of Tokyo-Mitsubushi, Ltd., various
Liquidity Banks and Tranche B Banks, and KeyBank National Association.

10.3

First Amendment to Participation Agreement, dated as of May 13, 2002, by and among Electronic
Arts Redwood, Inc., Electronic Arts Inc., Flatirons Funding, Limited Partnership, Victory
Receivables Corporation, The Bank of Tokyo-Mitsubushi, Ltd., various Liquidity Banks,
KeyBank National Association, and The Bank of Nova Scotia.

10.4

Omnibus Amendment Agreement (2001 transaction), dated as of September 15, 2004, Electronic
Arts Redwood, LLC, Electronic Arts, Inc., Selco Service Corporation, Victory Receivables
Corporation, The Bank Of Tokyo-Mitsubishi, Ltd., various Liquidity Banks, and KeyBank
National Association.

10.5

Omnibus Amendment Agreement (2000 transaction), dated as of September 15, 2004, by and among Electronic Arts Redwood, LLC, Electronic Arts, Inc., Selco Service Corporation, Victory
Receivables Corporation, The Bank Of Tokyo-Mitsubishi, Ltd., various Liquidity Banks, and
KeyBank National Association.

10.6

Omnibus Amendment (2000 transaction), dated as of July 11, 2005, among Electronic Arts
Redwood LLC, Electronic Arts Inc., Selco Service Corporation, Victory Receivables Corporation,
The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, various Liquidity Banks, Deutsche Bank
Trust Company Americas, and KeyBank National Association.

10.7

Omnibus Amendment (2001 transaction), dated as of July 11, 2005, among Electronic Arts
Redwood LLC, Electronic Arts Inc., Selco Service Corporation, Victory Receivables Corporation,
The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, various Liquidity Banks, Deutsche Bank
Trust Company Americas, The Bank of Nova Scotia, and KeyBank National Association.

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