Form 10-Q
period 2005-09-30
ELECTRONIC ARTS INC
filed 2005-11-10
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

		Outstanding as of
	Par Value	November 8, 2005
Common Stock	$0.01	300,578,539

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	September 30,	March 31,
(In millions, except par value data)	2005	2005 (a)
ASSETS
Current assets:
Cash and cash equivalents	$575	$1,270
Short-term investments	1,655	1,688
Marketable equity securities	182	140
Receivables, net of allowances of $137 and $162, respectively	328	296
Inventories	74	62
Deferred income taxes	85	86
Other current assets	208	164

Total current assets	3,107	3,706
Property and equipment, net	364	353
Investments in affiliates	10	10
Goodwill	155	153
Other intangibles, net	30	36
Deferred income taxes	16	19
Other assets	72	93

TOTAL ASSETS	$3,754	$4,370

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171	$134
Accrued and other liabilities	558	694

Total current liabilities	729	828
Other liabilities	29	33

Total liabilities	758	861
Commitments and contingencies	–	–
Minority interest	12	11
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	–	–
Common stock, $0.01 par value. 1,000 shares authorized; 300 and 310 shares issued and outstanding, respectively	3	3
Paid-in capital	877	1,434
Retained earnings	1,998	2,005
Accumulated other comprehensive income	106	56

Total stockholders’ equity	2,984	3,498

TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$3,754	$4,370

See accompanying Notes to Condensed Consolidated Financial Statements.

(a)	Derived from audited financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(Unaudited)	September 30,		September 30,
(In millions, except per share data)	2005	2004	2005	2004
Net revenue	$675	$716	$1,040	$1,147
Cost of goods sold	284	284	434	460

Gross profit	391	432	606	687
Operating expenses:
Marketing and sales	107	107	182	171
General and administrative	52	42	103	77
Research and development	182	157	365	288
Amortization of intangibles	1	1	2	1

Total operating expenses	342	307	652	537

Operating income (loss)	49	125	(46)	150
Interest and other income, net	13	12	30	21

Income (loss) before provision for (benefit from) income taxes and minority interest	62	137	(16)	171
Provision for (benefit from) income taxes	9	40	(13)	50

Income (loss) before minority interest	53	97	(3)	121
Minority interest	(2)	–	(4)	–

Net income (loss)	$51	$97	$(7)	$121

Net income (loss) per share:
Basic	$0.17	$0.32	$(0.02)	$0.40
Diluted	$0.16	$0.31	$(0.02)	$0.38
Number of shares used in computation:
Basic	302	304	305	303
Diluted	314	316	305	316
See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(Unaudited)	September 30,
(In millions)	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$(7)	$121
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46	33
Minority interest	4	—
Realized (gains) losses on investments and on sale of property and equipment	2	(4)
Tax benefit from exercise of stock options	92	25
Change in assets and liabilities:
Receivables, net	(20)	(168)
Inventories	(9)	(24)
Other assets	(16)	27
Accounts payable	34	58
Accrued and other liabilities	(145)	(45)

Net cash provided by (used in) operating activities	(19)	23

INVESTING ACTIVITIES
Capital expenditures	(56)	(45)
Proceeds from sale of property and equipment	—	15
Proceeds from sale of marketable equity securities	4	3
Purchase of short-term investments	(281)	(1,658)
Proceeds from maturities and sales of short-term investments	321	812
Acquisition of subsidiary, net of cash acquired	(3)	—
Other investing activities	(1)	—

Net cash used in investing activities	(16)	(873)

FINANCING ACTIVITIES
Proceeds from sales of common stock through employee stock plans and other plans	60	86
Repurchase and retirement of common stock	(709)	—

Net cash provided by (used in) financing activities	(649)	86

Effect of foreign exchange on cash and cash equivalents	(11)	—

Decrease in cash and cash equivalents	(695)	(764)
Beginning cash and cash equivalents	1,270	2,150

Ending cash and cash equivalents	575	1,386
Short-term investments	1,655	1,104

Ending cash, cash equivalents and short-term investments	$2,230	$2,490

Supplemental cash flow information:
Cash paid during the period for income taxes	$10	$43

Non-cash investing activities:
Change in unrealized gains (losses) on investments, net	$54	$(7)

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Electronic Arts Inc. develops, markets, publishes and distributes interactive software games that are playable by consumers on home video game consoles (such as the Sony PlayStation® 2, Microsoft Xbox® and Nintendo GameCubeTM), personal computers, mobile platforms — including hand-held game players (such as the Game Boy® Advance, Nintendo DSTM and PlayStation® Portable “PSPTM”) and cellular handsets — and online, over the Internet and other proprietary online networks. Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and some of our games are based on intellectual property that is wholly-owned by us (e.g., The SimsTM and Need for SpeedTM). Our goal is to develop titles that appeal to the mass markets, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this include our annual iterations of our sports-based franchises (e.g., NCAA® Football and FIFA Soccer), titles based on long-lived movie properties (e.g., James BondTM and Harry Potter) and wholly-owned properties that can be successfully sequeled (e.g., The Sims and Need for Speed).
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
On October 18, 2004, our Board of Directors authorized a program to repurchase up to an aggregate of $750 million of our common stock. Pursuant to the authorization, we were able to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions over the course of a twelve-month period. Our common stock repurchase program was completed in September 2005. We repurchased and retired the following (in millions):

	Number of Shares Repurchased and Retired	Approximate Amount
Three months ended September 30, 2005	6.3	$372
Six months ended September 30, 2005	12.6	$709
From the inception of the program through September 30, 2005	13.4	$750
(2) FISCAL YEAR AND FISCAL QUARTER
Our fiscal year is reported on a 52/53-week period that, historically, has ended on the final Saturday of March in each year. Beginning with the current fiscal year ending March 31, 2006, we will end our fiscal year on the Saturday nearest March 31. The results of operations for the fiscal years ended March 31, 2006 and 2005 contain the following number of weeks:

Fiscal Years Ended	Number of Weeks	Fiscal Period End Date
March 31, 2006	53 weeks	April 1, 2006
March 31, 2005	52 weeks	March 26, 2005

The results of operations for the three and six months ended September 30, 2005 and 2004 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended September 30, 2005	13 weeks	October 1, 2005
Six months ended September 30, 2005	27 weeks	October 1, 2005

Three months ended September 30, 2004	13 weeks	September 25, 2004
Six months ended September 30, 2004	26 weeks	September 25, 2004
Accordingly, for the three months ended June 30, 2005, there was one additional week included in our results of operations as compared to the three months ended June 30, 2004.
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
Had compensation cost for our stock-based compensation plans been measured based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123, as amended, we estimate that our reported net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants made under our stock-based compensation plan during the three and six months ended September 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Risk-free interest rate	3.9%	3.0%	3.8%	3.0%
Expected volatility	33.9%	37.5%	34.4%	38.4%
Expected life of stock options (in years)	3.49	2.96	3.38	3.04
Expected life of employee stock purchase plans (in months)	6	6	6	6
Assumed dividends	None	None	None	None
Our calculations are based on a multiple option valuation approach and forfeitures are recognized when they occur.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In millions, except per share data)	2005	2004	2005	2004

Net income (loss):
As reported	$51	$97	$(7)	$121
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(26)	(23)	(51)	(42)

Pro forma	$25	$74	$(58)	$79

Net income (loss) per share:
As reported – basic	$0.17	$0.32	$(0.02)	$0.40
Pro forma – basic	$0.08	$0.24	$(0.19)	$0.26
As reported – diluted	$0.16	$0.31	$(0.02)	$0.38
Pro forma – diluted	$0.08	$0.24	$(0.19)	$0.25

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. While the fair value method under SFAS No. 123R is similar to the fair value method under SFAS No. 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our consolidated financial statements. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS No. 123R will also require a classification change in the statement of cash flows, whereby a portion of the tax benefit from stock options will move from operating cash flow activities to financing cash flow activities (total cash flows will remain unchanged).
In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107, “Share-Based Payment”, which provides the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations for public companies. In April 2005, the SEC adopted a rule that amends the compliance dates of SFAS No. 123R. Under the revised compliance dates, we will be required to adopt the provisions of SFAS No. 123R no later than our first quarter of fiscal 2007. While management continues to evaluate the impact of SFAS No. 123R on our consolidated financial statements, we currently believe that the expensing of stock-based compensation will have an impact on our Condensed Consolidated Statements of Operations similar to our pro forma disclosure under SFAS No. 123, as amended.
(4) GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill information is as follows (in millions):

			Effects of
	As of		Foreign	As of
	March 31,	Goodwill	Currency	September 30,
	2005	Acquired	Translation	2005

Goodwill	$153	$3	$(1)	$155

Finite-lived intangibles consist of the following (in millions):

	As of September 30, 2005
	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/Core Technology	$47	$(26)	$(9)	$–	$12
Tradename	37	(20)	(1)	–	16
Subscribers and Other Intangibles	12	(7)	(2)	(1)	2

Total	$96	$(53)	$(12)	$(1)	$30

	As of March 31, 2005
	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/Core Technology	$47	$(22)	$(9)	$1	$17
Tradename	37	(18)	(1)	–	18
Subscribers and Other Intangibles	11	(7)	(2)	(1)	1

Total	$95	$(47)	$(12)	$–	$36

Amortization of intangibles for the three and six months ended September 30, 2005 was $3 million (of which $2 million was recognized as cost of goods sold) and $6 million (of which $4 million was recognized as cost of goods sold), respectively. Amortization of intangibles for the three and six months ended September 30, 2004 was approximately $1 million in both periods. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years. As of September 30, 2005 and March 31, 2005, the weighted-average remaining useful life for finite-lived intangible assets was approximately 4.0 years and 4.3 years, respectively.

As of September 30, 2005, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2006 (remaining six months)	$5
2007	10
2008	6
2009	3
2010	2
Thereafter	4

Total	$30

(5) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
Restructuring and asset impairment information as of September 30, 2005 and March 31, 2005 was as follows (in millions):

	Accrual			Accrual
	Beginning	Charges Utilized	Adjustments	Ending
	Balance	in Cash	to Operations	Balance

Six Months Ended September 30, 2005
Facilities-related	$10	$(2)	$–	$8

Year Ended March 31, 2005
Workforce	$2	$(2)	$–	$–
Facilities-related	12	(4)	2	10

Total	$14	$(6)	$2	$10

In fiscal 2004, 2003 and 2002, we entered into various restructurings based on management decisions. As of September 30, 2005, an aggregate of $25 million in cash had been paid out under the restructuring plans. The remaining projected net cash outlay of $8 million is expected to be utilized by January 2009. The facilities-related accrued obligation shown above is net of $11 million of estimated future sub-lease income. The restructuring accrual is included in other accrued expenses presented in Note 7 of the Notes to Condensed Consolidated Financial Statements.
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

Minimum guaranteed royalty obligations are initially recorded as an asset and as a liability at the contractual amount when payment is not contingent upon performance by the licensor. When payment is contingent upon performance by the licensor, we record royalty payments as an asset when actually paid and as a liability when incurred rather than upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of September 30, 2005 and March 31, 2005, approximately $38 million and $51 million, respectively, of minimum guaranteed royalty obligations had been recognized and are included in the tables below.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties. If actual sales or revised revenue estimates fall below the initial revenue estimates, then the actual charge taken may be greater in any given quarter than anticipated. We had no impairments during the three and six months ended September 30, 2005. Impairments for the three and six months ended September 30, 2004 were $2 million.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of	As of
	September 30,	March 31,
	2005	2005
Other current assets	$114	$59
Other assets	56	76

Royalty-related assets	$170	$135

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

	As of	As of
	September 30,	March 31,
	2005	2005
Accrued liabilities	$76	$88
Other liabilities	29	33

Accrued royalties	$105	$121

In addition, as of September 30, 2005, we had approximately $1,463 million that we were committed to pay co-publishing and/or distribution affiliates and content licensors but that were generally contingent upon performance by the counterparty (i.e., delivery of the product or content or other factors) and were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 8 of the Notes to Condensed Consolidated Financial Statements.
(7) BALANCE SHEET DETAILS
Inventories
Inventories as of September 30, 2005 and March 31, 2005 consisted of (in millions):

	As of	As of
	September 30,	March 31,
	2005	2005
Raw materials and work in process	$5	$2
Finished goods (including manufacturing royalties)	69	60

Inventories	$74	$62

Property and Equipment, Net
Property and equipment, net, as of September 30, 2005 and March 31, 2005 consisted of (in millions):

	As of	As of
	September 30,	March 31,
	2005	2005
Computer equipment and software	$404	$381
Buildings	125	106
Leasehold improvements	77	73
Land	58	60
Office equipment, furniture and fixtures	56	53
Warehouse equipment and other	12	12
Construction in progress	42	43

	774	728
Less: Accumulated depreciation and amortization	(410)	(375)

Property and equipment, net	$364	$353

Depreciation and amortization expenses associated with property and equipment amounted to $20 million and $40 million for the three and six months ended September 30, 2005, respectively. Depreciation and amortization expenses associated with property and equipment amounted to $16 million and $32 million for the three and six months ended September 30, 2004, respectively.
Accrued and Other Liabilities
Accrued and other liabilities as of September 30, 2005 and March 31, 2005 consisted of (in millions):

	As of	As of
	September 30,	March 31,
	2005	2005
Other accrued expenses	$190	$172
Accrued income taxes	147	267
Accrued compensation and benefits	91	132
Accrued royalties	76	88
Deferred revenue	54	35

Accrued and other liabilities	$558	$694

Income taxes
Change in Effective Income Tax Rate
During the three months ended September 30, 2005, our effective income tax rate was 15 percent. This differs from our previously projected annual effective income tax rate of 29 percent and reflects various adjustments recorded in the three months ended September 30, 2005 for the resolution of certain tax-related matters with foreign tax authorities, offset by additional income tax provisions resulting from certain intercompany transactions during the three months ended September 30, 2005. The net impact of these adjustments was that we recognized $9 million (or $0.03 per basic and diluted share) less income tax expense during the three and six months ended September 30, 2005 than we would have recognized had our projected effective income tax rate remained at 29 percent. In addition, we adjusted our current projected annual effective income tax rate from 29 percent to 28 percent primarily due to a change in projected geographic mix of taxable income subject to lower tax rates for fiscal 2006.
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
We believe the estimated fair values of both properties under these operating leases are in excess of their respective guaranteed residual values as of September 30, 2005.
For the two lease agreements with Keybank National Association, as described above, the lease rates are based upon the LIBOR plus a margin and require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of September 30, 2005.

			Actual as of
Financial Covenants	Requirement		September 30, 2005
Consolidated Net Worth (in millions)	equal to or greater than	$2,099	$2,984
Fixed Charge Coverage Ratio	equal to or greater than	3.00	13.42
Total Consolidated Debt to Capital	equal to or less than	60%	7.6%
Quick Ratio – Q1 & Q2	equal to or greater than	1.00	10.36
Q3 & Q4	equal to or greater than	1.75	N/A
Letters of Credit
In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables. The original letter of credit guaranteed our trade payable obligations to Nintendo of Europe of up to €18 million. In April 2005, we reduced the guarantee to €8 million and in September 2005 we increased the guarantee to €15 million. This standby letter of credit expired in July 2005 and was renewed through July 2006. As of September 30, 2005, we had €8 million payable to Nintendo of Europe covered by this standby letter of credit.
In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC in replacement of our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to approximately $1 million. The standby letter of credit expires in December 2006. As of September 30, 2005, we did not have a payable balance covered by this standby letter of credit.

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
Contractually, these payments are considered advances against subsequent royalties on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers. In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation and UEFA (professional soccer); NASCAR (stock car racing); National Basketball Association (professional basketball); PGA TOUR (professional golf); Tiger Woods (professional golf); National Hockey League and NHLPA (professional hockey); Warner Bros. (Harry Potter, Batman and Superman); MGM (James Bond); New Line Productions (The Lord of the Rings); Saul Zaentz Company (The Lord of the Rings); Marvel Enterprises (fighting); John Madden (professional football); National Football League Properties, Arena Football League and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football, basketball and baseball); ISC (stock car racing); Simcoh (Def Jam); Viacom Consumer Products (The Godfather); Valve Corporation (Half-Life and Counter-Strike); and ESPN (content in EA SPORTSTM games). These developer and content license commitments represent the sum of (i) the cash payments due under non-royalty-bearing licenses and services agreements and (ii) the minimum payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.
The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2005, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations			Commercial Commitments
		Developer/			Letters
Fiscal Year		Licensor		Bank and	of
Ending March 31,	Leases	Commitments (1)	Marketing	Other Guarantees	Credit	Total

2006 (remaining six months)	$30	$72	$19	$2	$10	$133
2007	31	146	34	–	–	211
2008	24	135	30	–	–	189
2009	17	145	30	–	–	192
2010	13	128	30	–	–	171
Thereafter	34	837	198	–	–	1,069

Total	$149	$1,463	$341	$2	$10	$1,965

(1) Developer/licensor commitments include $38 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of September 30, 2005 because the developer or licensor does not have any performance obligations to us.
The lease commitments disclosed above include contractual rental commitments of $19 million under real estate leases for unutilized office space due to our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other liabilities reported on our Condensed Consolidated Balance Sheets as of September 30, 2005. See Note 5 in the Notes to Condensed Consolidated Financial Statements.
Litigation
On July 29, 2004, a class action lawsuit, Kirschenbaum v. Electronic Arts Inc., was filed against us in Superior Court in San Mateo, California, alleging that we improperly classified “Image Production Employees” in California as exempt employees. In early October 2005, we reached a settlement to resolve these claims. Under the terms of the settlement, we will make a lump sum payment of $15.6 million to cover (a) all claims allegedly suffered by the class members, (b) plaintiffs’ attorneys’ fees, not to exceed 25% of the total settlement amount, (c) plaintiffs’ costs and expenses, (d) any incentive payments to the named plaintiffs that may be authorized by the court, and (e) all costs of administration of the settlement. On October 17, 2005, the court granted its preliminary approval of the settlement. The court has scheduled a hearing to consider its final approval of the settlement for January 27, 2006.

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
On March 24, 2005, a class action lawsuit was filed against us and certain of our officers and directors. The complaint, which asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false and misleading statements, was filed in the United States District Court, Northern District of California, by an individual purporting to represent a class of purchasers of EA common stock. Additional class action lawsuits were filed in the same court by other individuals asserting the same claims against us. On May 9, 2005, the court consolidated the complaints, and on June 13, 2005, the court appointed lead plaintiff and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995. An amended consolidated complaint was filed on behalf of the lead plaintiff on August 12, 2005, and on September 27, 2005, we moved to dismiss the consolidated amended complaint for failure to state a claim under the federal securities laws. Separately, there are two shareholder derivative actions pending in the Superior Court, San Mateo County, and one shareholder derivative action pending in the United States District Court, Northern District of California, all of which assert claims based on substantially the same factual allegations as set forth in the federal securities class action. We have not yet responded to any of the derivative action complaints.
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
(9) COMPREHENSIVE INCOME
SFAS No. 130, “Reporting Comprehensive Income”, requires classifying items of other comprehensive income (loss) by their nature in a financial statement and displaying the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. Accumulated other comprehensive income primarily includes foreign currency translation adjustments, and the net-of-tax amounts for unrealized gains (losses) on investments and unrealized gains (losses) on derivatives designated as cash flow hedges.

The components of comprehensive income for the three and six months ended September 30, 2005 and 2004 are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss)	$51	$97	$(7)	$121
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of tax expense (benefit) of $0, $3 and $0, $(2), respectively	7	5	54	(3)
Adjustment for gains realized in net income, net of tax expense of $0, $1 and $0, $1, respectively	–	(1)	–	(1)
Change in unrealized gains on derivative instruments, net of tax expense of $0, $0 and $1, $0, respectively	–	–	4	–
Foreign currency translation adjustments	3	5	(8)	–

Total other comprehensive income (loss)	$10	$9	$50	$(4)

Total comprehensive income	$61	$106	$43	$117

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In millions, except per share data)	2005	2004	2005	2004

Net income (loss)	$51	$97	$(7)	$121

Shares used to compute net income (loss) per share:
Weighted-average common stock outstanding – basic	302	304	305	303
Dilutive potential common shares	12	12	–	13

Weighted-average common stock outstanding – diluted	314	316	305	316

Net income (loss) per share:
Basic	$0.17	$0.32	$(0.02)	$0.40
Diluted	$0.16	$0.31	$(0.02)	$0.38
As a result of our net loss for the six months ended September 30, 2005, we have excluded certain stock awards from the Diluted EPS calculation as their inclusion would have been antidilutive. Had we reported net income for this period, an additional 11 million shares of potential common stock equivalents would have been included in the number of shares used to calculate Diluted EPS for the six months ended September 30, 2005.
Excluded from the above computation of weighted-average common stock for Diluted EPS for the three and six months ended September 30, 2005 were options to purchase 6 million shares of common stock in each period, as the options’ exercise price was greater than the average market price of the common shares for each period. The weighted-average exercise price of these options was $64.44 and $64.16 per share, respectively.

Excluded from the above computation of weighted-average common stock for Diluted EPS for the three and six months ended September 30, 2004 were options to purchase 1 million shares of common stock in each period, as the options’ exercise price was greater than the average market price of the common shares for each period. The weighted-average exercise price of these options was $51.77 and $52.17 per share, respectively.
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
Information about our total net revenue by product line for the three and six months ended September 30, 2005 and 2004 is presented below (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Consoles
PlayStation 2	$304	$312	$421	$474
Xbox	136	142	180	199
Nintendo GameCube	27	38	49	65
Other Consoles	–	1	–	3

Total Consoles	467	493	650	741

PC	91	141	165	207
Mobility
PSP	45	–	77	–
Nintendo DS	8	–	20	–
Game Boy Advance	7	10	13	28
Cellular Handsets	2	–	3	–

Total Mobility	62	10	113	28

Co-publishing and Distribution	32	49	62	116
Internet Services, Licensing and Other
Subscription Services	14	13	29	25
Licensing, Advertising and Other	9	10	21	30

Total Internet Services, Licensing and Other	23	23	50	55

Total Net Revenue	$675	$716	$1,040	$1,147

Information about our operations in North America, Europe and Asia as of and for the three and six months ended September 30, 2005 and 2004 is presented below (in millions):

	North
	America	Europe	Asia	Total

Three months ended September 30, 2005
Net revenue from unaffiliated customers	$443	$191	$41	$675
Interest income, net	12	3	–	15
Depreciation and amortization	15	7	1	23
Total assets	2,435	1,246	73	3,754
Capital expenditures	17	5	1	23
Long-lived assets	334	205	10	549
Three months ended September 30, 2004
Net revenue from unaffiliated customers	$473	$210	$33	$716
Interest income, net	7	2	–	9
Depreciation and amortization	12	5	–	17
Total assets	2,765	867	71	3,703
Capital expenditures	14	5	–	19
Long-lived assets	263	138	6	407
Six months ended September 30, 2005
Net revenue from unaffiliated customers	$627	$335	$78	$1,040
Interest income, net	25	10	–	35
Depreciation and amortization	29	15	2	46
Capital expenditures	43	10	3	56
Six months ended September 30, 2004
Net revenue from unaffiliated customers	$684	$399	$64	$1,147
Interest income, net	14	3	–	17
Depreciation and amortization	21	11	1	33
Capital expenditures	35	9	1	45
Our direct sales to Wal-Mart Stores, Inc. represented approximately 14 percent of total net revenue for both the three and six months ended September 30, 2005 and approximately 15 and 14 percent of total net revenue for the three and six months ended September 30, 2004, respectively.
(12) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In June 2005, the FASB directed its staff to issue proposed FASB Staff Position (“FSP”) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The FASB retitled this FSP as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The final FSP supersedes EITF Issue No. 03-1 and EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The final FSP replaces the guidance set forth in paragraphs 10 through 18 of EITF Issue No. 03-1 with references to existing other-than-temporary impairment guidance. In September 2005, the FASB decided to retain the paragraph in the proposed FSP on how to account for debt securities subsequent to an other-than-temporary impairment. The FASB also decided to add a footnote to clarify that the proposed FSP does not address when a holder of a debt security would place a debt security on nonaccrual status or how to subsequently report income on a nonaccrual debt security. The FASB decided that transition would be applied prospectively and the effective date would be reporting periods beginning after December 15, 2005. In November 2005, the FASB issued FSP FAS 115-1. Management is currently evaluating what impact the adoption of the measurement and recognition guidance in FSP FAS 115-1 will have on our consolidated financial statements.

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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.
(13) SUBSEQUENT EVENT
On November 9, 2005, our Board of Directors approved a plan of reorganization in connection with our intention to establish an international publishing headquarters in Geneva, Switzerland. During the next twelve months, we expect to open a new facility in Geneva, relocate certain current employees to Geneva, hire new employees in Geneva, close certain facilities in the UK, and make other related changes in our international publishing business. We intend to treat certain costs that are directly associated with our international publishing reorganization as “restructuring costs” (as defined by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”). Other costs that are not properly categorized as restructuring costs will generally be treated as normal operating expenses in our consolidated statement of operations. In accordance with SFAS No. 146, we will generally expense the restructuring costs as they are incurred and accrue costs associated with certain facility closures at the time we exit the facility.
In connection with our international publishing reorganization, we anticipate incurring between $55 million and $65 million in total restructuring costs, substantially all of which will result in cash expenditures. We anticipate incurring approximately $15 million of these charges during the remainder of fiscal 2006. We anticipate these restructuring costs will consist primarily of employee-related relocation assistance (approximately $35 million), moving expenses (approximately $15 million), and facility exit costs (approximately $10 million). While we may incur severance costs paid to terminating employees in connection with the reorganization, we do not expect these costs to be significant.
In addition to the restructuring costs discussed above, we also expect to incur increased operating expenses associated with our international publishing reorganization, consisting primarily of costs associated with a new facility and related costs in Geneva, as well as incremental increases in compensation expenses. We expect these costs to result in incremental operating expenses of approximately $10 million during the remainder of fiscal 2006, and between $10 million and $15 million annually thereafter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of October 1, 2005, the related condensed consolidated statements of operations for the three-month and six-month periods ended October 1, 2005 and September 25, 2004, and the related condensed consolidated statements of cash flows for the six-month periods ended October 1, 2005 and September 25, 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
November 9, 2005

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
OVERVIEW
The following overview is a top-level discussion of our operating results as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and six months ended September 30, 2005, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” or the condensed consolidated financial statements and related notes. Additional information can be found within the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed with the SEC on June 7, 2005 and in other documents we have filed with the SEC.
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
Overview of Financial Results
Total net revenue for the three months ended September 30, 2005 was $675 million, down 6 percent as compared to the three months ended September 30, 2004. Net revenue for the three months ended September 30, 2005 was driven by sales of Madden NFL 06, NCAA® Football 06, Burnout™ Revenge, FIFA 06, NBA Live 06 and The Sims™ 2 Nightlife, all of which reached platinum status (over one million copies sold) in the quarter.
Net income for the three months ended September 30, 2005 was $51 million as compared to $97 million for the three months ended September 30, 2004. Diluted income per share for the three months ended September 30, 2005 was $0.16 as compared to $0.31 for the three months ended September 30, 2004.
We used $19 million in cash from operating activities during the six months ended September 30, 2005 as compared to generating $23 million for the six months ended September 30, 2004. The increase in cash used in operating activities was primarily due to the decline in net income during the six months ended September 20, 2005 as compared to the six months ended September 30, 2004, and an increase in prepaid royalties as we continue to invest in our licensed content partially offset by a lower accounts receivable balance due to a decrease in net revenue in the six months ended September 20, 2005 as compared to the six months ended September 30, 2004.

Management’s Overview of Historical and Prospective Business Trends
Transition to Next-Generation Consoles. Our industry is cyclical and has entered into a transition stage in anticipation of the introduction of a new generation of hardware consoles over the course of the next twelve to eighteen months. During this transition, we intend to continue developing new titles for the current-generation of video game consoles while we also continue to make significant investments in the development of products that operate on the next-generation consoles. We have incurred, and expect to continue to incur, higher costs during this transition to next-generation consoles. We also expect development costs for next-generation video games to be greater on a per-title basis than development costs for current-generation video games. In addition, sales of video games for current-generation consoles may begin to decline and consumers may defer game software purchases until the next-generation consoles become available. While we expect our net revenue and gross profit to increase for the fiscal year ending March 31, 2006 as compared to prior fiscal years, such increases will not offset the increased costs we have incurred, and expect to continue to incur, during the transition. As we move through the transition, we expect our operating results to continue to be volatile and difficult to predict, which could cause our stock price to fluctuate significantly.
Expansion of Mobile Platforms. The introduction of the PSP and Nintendo DS, and to a lesser extent, increased demand for gameplay on cellular handsets, has resulted in increased sales of titles for mobile platforms. During the three months ended September 30, 2005, our net revenue from sales of our titles for mobile platforms increased to $62 million from $10 million for the three months ended September 30, 2004. Similarly, during the six months ended September 30, 2005, our net revenue from sales of our titles for mobile platforms increased to $113 million from $28 million for the six months ended September 30, 2004. As the mobile platform installed base continues to grow, we expect that sales of our titles for these platforms may become an increasingly important part of our business, particularly during the transition from current-generation to next-generation consoles.
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
Software Prices. We expect the average prices of our titles for current-generation consoles to decline as (1) more value-oriented consumers purchase current-generation consoles, (2) a greater number of competitive titles are published and (3) consumers defer purchases in anticipation of next-generation consoles. As a result, we expect our gross margins to be negatively impacted.
Sales of “Hit” Titles. Sales of “hit” titles, several of which were top sellers across a number of international markets, contributed significantly to our net revenue. Our top-selling titles across all platforms worldwide during the three months ended September 30, 2005 were Madden NFL 06, NCAA Football 06 and Burnout Revenge. Hit titles are important to our financial performance because they benefit from overall economies of scale. We have developed, and it is our objective to continue to develop, many of our hit titles to become franchise titles that can be regularly iterated.
International Operations and Sales and Foreign Exchange Impact. Net revenue from international sales accounted for approximately 40 percent of our total net revenue during the first six months of both fiscal 2006 and fiscal 2005. Our international net revenue was primarily driven by sales in Europe and, to a lesser extent, sales in Asia. Foreign exchange rates favorably impacted our net revenue by $9 million, or 1 percent, for the six months ended September 30, 2005. However, we estimate that the net effect of changes in foreign currency rates had an immaterial impact on net revenue for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. We expect foreign currency movements to negatively impact our revenue for the remaining six months of fiscal 2006. We anticipate that international net revenue will increase during the remainder of fiscal 2006 as the console installed base continues to expand outside of North America. In particular, we believe that in order to succeed in Asia, it is important to develop content locally. As such, we expect to continue to devote resources to hiring local development talent and expanding our infrastructure outside of North America, most notably, through the expansion and creation of local studio facilities in Asia. In addition, we anticipate establishing online game marketing, publishing and distribution functions in China. As part of this strategy, we may seek to partner with established local companies through acquisitions, joint ventures or other similar arrangements. Our international business has also grown through acquisitions and investments such as our acquisition of Criterion Software Group Ltd. and our tender offer for Digital Illusions C.E. (“DICE”) in fiscal 2005.

Expansion of Studio Resources and Technology. In fiscal 2005, we devoted significant resources to the overall expansion of our studio facilities in North America and Europe. We expect to continue to make significant investments in our studio facilities in North America and Europe in fiscal 2006. As we move through the life cycle of current-generation consoles, we will continue to devote significant resources to the development of current-generation titles while at the same time continuing to invest heavily in tools, technologies and titles for the next-generation of platforms and technology.
Increasing Licensing Costs. We generate a significant portion of our net revenue and operating income from games based on licensed content such as Madden NFL Football, FIFA, James Bond and Harry Potter. We have recently entered into new licenses and renewed older licenses, some of which contain higher royalty rates than similar license agreements we have entered into in the past. As a result, we expect our gross margins to continue to be negatively impacted.
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
Significant judgment is required to estimate our allowance for doubtful accounts in any accounting period. We determine our allowance for doubtful accounts by evaluating customer creditworthiness in the context of current economic trends and historical experience. Depending upon the overall economic climate and the financial condition of our customers, the amount and timing of our bad debt expense and cash collection could change significantly.
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
Minimum guaranteed royalty obligations are initially recorded as an asset and as a liability at the contractual amount when no significant performance remains with the licensor. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid rather than upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of September 30, 2005 and March 31, 2005, approximately $38 million and $51 million, respectively, of minimum guaranteed royalty obligations had been recognized.

Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. We had no impairments during the three and six months ended September 30, 2005. Impairments for both the three and six months ended September 30, 2004 were $2 million.
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
Under current accounting standards, we make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate a potential impairment in the remaining value of the assets recorded on our condensed consolidated balance sheets. In order to determine if a potential impairment has occurred, management makes various assumptions about the future value of the asset by evaluating future business prospects and estimated cash flows. Our future net cash flows are primarily dependent on the sale of products for play on proprietary video game consoles, hand-held game players and PCs (collectively referred to as “platforms”). The success of our products is affected by our ability to accurately predict which platforms and which products we develop will be successful. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Due to product sales shortfalls, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge being recorded in the future. There were no impairment charges recorded in the three months ended September 30, 2005 and 2004.
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
In addition, changes in our business, including acquisitions, changes in our international structure, changes in the geographic location of business functions, changes in the geographic mix of income, as well as changes in our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate and result in a variance between the projected effective tax rate for any quarter and the final effective tax rate for the fiscal year. For example, during the three months ended September 30, 2005, we resolved various tax-related matters with foreign tax authorities which decreased our tax expense and engaged in certain intercompany transactions which increased our income tax expense. Collectively, these items resulted in a net decrease in tax expense for the quarter of approximately $9 million.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52/53-week period that, historically, has ended on the final Saturday of March in each year. Beginning with the current fiscal year ending March 31, 2006, we will end our fiscal year on the Saturday nearest March 31. The results of operations for the fiscal years ended March 31, 2006 and 2005 contain the following number of weeks:

Fiscal Years Ended	Number of Weeks	Fiscal Period End Date
March 31, 2006	53 weeks	April 1, 2006
March 31, 2005	52 weeks	March 26, 2005
The results of operations for the three and six months ended September 30, 2005 and 2004 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended September 30, 2005	13 weeks	October 1, 2005
Six months ended September 30, 2005	27 weeks	October 1, 2005

Three months ended September 30, 2004	13 weeks	September 25, 2004
Six months ended September 30, 2004	26 weeks	September 25, 2004
Accordingly, for the three months ended June 30, 2005, there was one additional week included in our results of operations as compared to the three months ended June 30, 2004.
For simplicity of presentation, all fiscal periods are treated as ending on a calendar month end.
Net Revenue
We principally derive net revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PlayStation 2, Xbox and Nintendo GameCube), PCs and mobile platforms which include hand-held game players (such as the Nintendo Game Boy Advance, Nintendo DS and Sony PSP) and cellular handsets. Additionally, in Europe and Asia, we generate a significant portion of net revenue by marketing and selling third-party interactive software games through our established distribution network. We also derive net revenue from selling subscriptions to some of our online games, programming third-party web sites with our game content, allowing other companies to manufacture and sell our products in conjunction with other products, and selling advertisements on our online web pages.

From a geographical perspective, our total net revenue for the three and six months ended September 30, 2005 and 2004 was as follows (in millions):

	Three Months Ended September 30,				Increase /	%
	2005		2004		(Decrease)	Change
North America	$443	66%	$473	66%	$(30)	(6%)

Europe	191	28%	210	29%	(19)	(9%)
Asia	41	6%	33	5%	8	24%

International	232	34%	243	34%	(11)	(5%)

Total Net Revenue	$675	100%	$716	100%	$(41)	(6%)

	Six Months Ended September 30,				Increase /	%
	2005		2004		(Decrease)	Change
North America	$627	60%	$684	60%	$(57)	(8%)

Europe	335	32%	399	35%	(64)	(16%)
Asia	78	8%	64	5%	14	22%

International	413	40%	463	40%	(50)	(11%)

Total Net Revenue	$1,040	100%	$1,147	100%	$(107)	(9%)

North America
For the three months ended September 30, 2005, net revenue in North America was $443 million, driven primarily by sales of Madden NFL 06, NCAA Football 06, NBA Live 06, Tiger Woods PGA Tour® 06 and Burnout Revenge, all of which were released during the quarter. Overall, net revenue decreased $30 million, or 6 percent, as compared to the three months ended September 30, 2004. The decrease in current-year net revenue was primarily due to (1) lower sales from our Def Jam franchise as there was no corresponding title released during the three months ended September 30, 2005, and (2) lower sales from our Sims franchise as we launched The Sims™ 2 in the three months ended September 30, 2004 as compared to the release of an expansion pack, The Sims 2 Nightlife, in the three months ended September 30, 2005. The overall decrease in net revenue was mitigated by (1) the release of NBA Live 06 during the second quarter of fiscal 2006 as compared to the release of NBA Live 2005 in the third quarter of fiscal 2005, and (2) the release of Marvel Nemesis™: Rise of the Imperfects™ during the second quarter of fiscal 2006.
For the six months ended September 30, 2005, net revenue in North America was $627 million, driven primarily by sales of Madden NFL 06, NCAA Football 06, NBA Live 06, Tiger Woods PGA Tour 06, Medal of Honor European Assault™ and Burnout Revenge. Overall, net revenue was down $57 million, or 8 percent, as compared to the six months ended September 30, 2004. This decrease was primarily due to (1) lower sales from our Fight Night, Harry Potter and Def Jam franchises as there were no corresponding titles released during the six months ended September 30, 2005, and (2) lower sales from our Sims franchise. The overall decrease in net revenue was mitigated by current-year sales from (1) the release NBA Live 06, (2) the release of Medal of Honor European Assault during the first quarter of fiscal 2006 on multiple platforms as there was no corresponding title released from our Medal of Honor franchise during the six months ended September 30, 2004, as well as (3) the current-year release of Batman BeginsTM.
Europe
For the three months ended September 30, 2005, net revenue in Europe was $191 million, driven primarily by sales of FIFA 06, Burnout Revenge and The Sims 2 Nightlife expansion pack which were released during the quarter. Overall, net revenue declined $19 million, or 9 percent, as compared to the three months ended September 30, 2004. We estimate that foreign exchange rates (primarily the Euro and the British pound sterling) decreased reported European net revenue by approximately $2 million, or 1 percent, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The decrease in net revenue was primarily due to (1) lower sales from our Sims and Harry Potter franchises, and (2) higher prior-year sales of CatwomanTM. The overall decline in net revenue was mitigated by the release of FIFA 06 in Europe during the second quarter of fiscal 2006 as compared to the release of FIFA Soccer 2005, which was not released until the third quarter of fiscal 2005.

For the six months ended September 30, 2005, net revenue in Europe was $335 million, driven primarily by sales of (1) FIFA 06 and Burnout Revenge, both of which were released during the second quarter of fiscal 2006, (2) Medal of Honor European Assault and Battlefield 2TM, which were released in the first quarter of fiscal 2006, and (3) FIFA Street, which was released in the fourth quarter of fiscal 2005. Overall, net revenue declined $64 million, or 16 percent, as compared to the six months ended September 30, 2004. We estimate that foreign exchange rates (primarily the Euro and the British pound sterling) increased reported European net revenue by approximately $6 million, or 2 percent, for the six months ended September 30, 2005 as compared to the six months ended September 30, 2004. Excluding the effect of foreign exchange rates, we estimate that European net revenue decreased by approximately $70 million, or 18 percent, for the six months ended September 30, 2005. The overall decrease in net revenue was primarily due to (1) lower sales from our Harry Potter and Sims franchises, and (2) higher prior year sales of UEFA Euro 2004, which was released in the three months ended June 30, 2004 in conjunction with the UEFA Euro 2004 football tournament held in Europe. The overall decrease in net revenue was mitigated by current-year sales from our FIFA and Medal of Honor franchises.
Asia
For the three months ended September 30, 2005, net revenue in Asia increased by $8 million, or 24 percent, as compared to the three months ended September 30, 2004. We estimate that foreign exchange rates increased reported Asia net revenue by approximately $1 million, or 3 percent, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The increase in net revenue was driven primarily by higher sales of our Medal of Honor, Cricket and Battlefield franchises. This increase was partially offset by lower sales from our Sims franchise.
For the six months ended September 30, 2005, net revenue in Asia increased by $14 million, or 22 percent, as compared to the six months ended September 30, 2004. We estimate that foreign exchange rates increased reported Asia net revenue by approximately $3 million, or 5 percent, for the six months ended September 30, 2005 as compared to the six months ended September 30, 2004. The increase in net revenue was driven primarily by higher sales of our Medal of Honor, Battlefield, Cricket and FIFA franchises. This increase was partially offset by lower sales from our Harry Potter franchise.

Our total net revenue by product line for the three and six months ended September 30, 2005 and 2004 was as follows (in millions):

	Three Months Ended September 30,				Increase/	%
	2005		2004		(Decrease)	Change
Consoles
PlayStation 2	$304	45%	$312	44%	$(8)	(3%)
Xbox	136	20%	142	20%	(6)	(4%)
Nintendo GameCube	27	4%	38	5%	(11)	(29%)
Other Consoles	–	0%	1	0%	(1)	(100%)

Total Consoles	467	69%	493	69%	(26)	(5%)
PC	91	14%	141	20%	(50)	(35%)
Mobility
PSP	45	7%	–	0%	45	N/A
Nintendo DS	8	1%	–	0%	8	N/A
Game Boy Advance	7	1%	10	1%	(3)	(30%)
Cellular Handsets	2	0%	–	0%	2	N/A

Total Mobility	62	9%	10	1%	52	520%
Co-publishing and Distribution	32	5%	49	7%	(17)	(35%)

Internet Services, Licensing and Other
Subscription Services	14	2%	13	2%	1	8%
Licensing, Advertising and Other	9	1%	10	1%	(1)	(10%)

Total Internet Services, Licensing and Other	23	3%	23	3%	–	0%

Total Net Revenue	$675	100%	$716	100%	$(41)	(6%)

	Six Months Ended September 30,				Increase/	%
	2005		2004		(Decrease)	Change
Consoles
PlayStation 2	$421	40%	$474	41%	$(53)	(11%)
Xbox	180	17%	199	17%	(19)	(10%)
Nintendo GameCube	49	5%	65	6%	(16)	(25%)
Other Consoles	–	0%	3	0%	(3)	(100%)

Total Consoles	650	62%	741	64%	(91)	(12%)
PC	165	16%	207	18%	(42)	(20%)
Mobility
PSP	77	8%	–	0%	77	N/A
Nintendo DS	20	2%	–	0%	20	N/A
Game Boy Advance	13	1%	28	3%	(15)	(54%)
Cellular Handsets	3	0%	–	0%	3	N/A

Total Mobility	113	11%	28	3%	85	304%
Co-publishing and Distribution	62	6%	116	10%	(54)	(47%)
Internet Services, Licensing and Other
Subscription Services	29	3%	25	2%	4	16%
Licensing, Advertising and Other	21	2%	30	3%	(9)	(30%)

Total Internet Services, Licensing and Other	50	5%	55	5%	(5)	(9%)

Total Net Revenue	$1,040	100%	$1,147	100%	$(107)	(9%)

PlayStation 2
For the three months ended September 30, 2005, net revenue from sales of titles for the PlayStation 2 was $304 million, driven primarily by sales of Madden NFL 06, NCAA Football 06, Burnout Revenge, FIFA 06 and NBA Live 06. We released nine titles for the PlayStation 2 during each of the three months ended September 30, 2005 and September 30, 2004. Overall, PlayStation 2 net revenue decreased $8 million, or 3 percent, as compared to the three months ended September 30, 2004. The decrease in current-year sales was primarily due to lower sales from (1) our Def Jam, Need for Speed and Burnout franchises, (2) the release of Madden NFL 2005 Special Collector’s Edition at a higher price point in the three months ended September 30, 2004, and (3) higher prior-year sales of Catwoman. The overall decrease in net revenue was mitigated by current-year sales of products from our FIFA and NBA Live franchises.
For the six months ended September 30, 2005, net revenue from sales of titles for the PlayStation 2 was $421 million, driven primarily by sales of Madden NFL 06, Medal of Honor European Assault, NCAA Football 06, Burnout Revenge and FIFA 06. We released 12 titles for the PlayStation 2 during each of the six months ended September 30, 2005 and September 30, 2004. Overall, PlayStation 2 net revenue decreased $53 million, or 11 percent, as compared to the six months ended September 30, 2004. The decrease was primarily due to (1) lower sales from our Harry Potter, Fight Night, Def Jam and Need for Speed franchises, and (2) strong prior-year sales of UEFA Euro 2004. The overall decrease in net revenue was mitigated by current-year sales of products from our Medal of Honor, FIFA and NBA Live franchises.
Xbox
For the three months ended September 30, 2005, net revenue from sales of titles for the Xbox was $136 million, driven primarily by sales of Madden NFL 06, NCAA Football 06, Burnout Revenge, NBA Live 06 and Tiger Woods PGA TOUR 06. We released nine titles for the Xbox during the three months ended September 30, 2005, as compared to eight titles in the three months ended September 30, 2004. Overall, Xbox net revenue decreased $6 million, or 4 percent, as compared to the three months ended September 30, 2004. The decrease was primarily due to lower sales from our Def Jam franchise. The overall decrease in net revenue was mitigated by current-year sales products from our NBA Live franchise.
For the six months ended September 30, 2005, net revenue from sales of titles for the Xbox was $180 million, driven primarily by sales of Madden NFL 06, NCAA Football 06, Burnout Revenge, Medal of Honor European Assault and NBA Live 06. We released 12 titles for the Xbox during the six months ended September 30, 2005, as compared to 11 titles in the six months ended September 30, 2004. Overall, Xbox net revenue decreased $19 million, or 10 percent, as compared to the six months ended September 30, 2004. The decrease was primarily due to lower sales from our Fight Night, Def Jam and Harry Potter franchises. The overall decrease in net revenue was mitigated by current-year sales of products from our Medal of Honor and NBA Live franchises.
Nintendo GameCube
For the three months ended September 30, 2005, net revenue from sales of titles for the Nintendo GameCube was $27 million, driven primarily by sales of Madden NFL 06, FIFA 06, Marvel Nemesis: Rise of the Imperfects, NBA Live 06 and Tiger Woods PGA TOUR 06. We released six titles for the Nintendo GameCube during the three months ended September 30, 2005, as compared to seven titles in the three months ended September 30, 2004. Overall, Nintendo GameCube net revenue decreased $11 million, or 29 percent, as compared to three months ended September 30, 2004. The decrease was primarily due to lower sales from our NCAA Football and Def Jam franchises during the three months ended September 30, 2005.
For the six months ended September 30, 2005, net revenue from sales of titles for the Nintendo GameCube was $49 million, driven primarily by sales of Madden NFL 06, Medal of Honor European Assault, Batman Begins, FIFA 06 and Marvel Nemesis: Rise of the Imperfects. We released eight titles for the Nintendo GameCube during each of the six months ended September 30, 2005 and September 30, 2004. Overall, Nintendo GameCube net revenue decreased $16 million, or 25 percent, as compared to six months ended September 30, 2004. The decrease was primarily due to lower sales from our Harry Potter and NCAA Football franchises. The overall decrease in net revenue was mitigated by current-year sales of products from (1) our Medal of Honor franchise, as well as (2) the current-year release of Batman Begins.

PC
For the three months ended September 30, 2005, net revenue from sales of titles for the PC was $91 million, driven primarily by sales of The Sims 2 Nightlife and Battlefield 2. We released six titles for the PC during each of the three months ended September 30, 2005 and September 30, 2004. Overall, PC net revenue decreased $50 million, or 35 percent, as compared to three months ended September 30, 2004. The decrease was primarily due to lower sales in the three months ended September 30, 2005 from our Sims franchise. The overall decrease in net revenue was mitigated by current-year sales of products from our Battlefield franchise. We consolidated DICE’s financial results into our financial statements as of January 27, 2005, and, therefore, have characterized Battlefield 2 as PC-based revenue. Prior to consolidating DICE’s financial results, we classified revenue from the Battlefield franchise as co-publishing and distribution revenue.
For the six months ended September 30, 2005, net revenue from sales of titles for the PC was $165 million, driven primarily by sales of Battlefield 2 and The Sims 2 Nightlife. We released eight titles for the PC during the six months ended September 30, 2005, as compared to nine titles in the six months ended September 30, 2004. Overall, PC net revenue decreased $42 million, or 20 percent, as compared to the six months ended September 30, 2004. The decrease was primarily due to lower sales from our Sims and Harry Potter franchises. The overall decrease in net revenue was mitigated by current-year sales of products from our Battlefield franchise.
Mobility
Net revenue from mobile products increased from $10 million in the three months ended September 30, 2004 to $62 million in the three months ended September 30, 2005. Mobile products include games for all mobile devices such as hand-helds and cellular handsets. The increase in mobility net revenue for the three months ended September 30, 2005 was primarily due to the sales of titles for the PSP and Nintendo DS that were launched in certain regions during the six months ended March 31, 2005.
Net revenue from mobile products increased from $28 million in the six months ended September 30, 2004 to $113 million in the six months ended September 30, 2005. The increase in mobility net revenue was primarily due to sales of titles for the PSP and Nintendo DS. The increase was partially offset by a decrease in net revenue from sales of our Harry Potter franchise for the Game Boy Advance, which had no corresponding title released in the six months ended September 30, 2005.
Co-Publishing and Distribution
Net revenue from co-publishing and distribution products decreased from $49 million in the three months ended September 30, 2004 to $32 million in the three months ended September 30, 2005. The decrease was primarily due to (1) the change in our classification of sales of products from our Battlefield franchise, which we no longer classify as co-publishing and distribution revenue, and (2) higher prior-year sales of co-publishing and distribution titles.
Net revenue from co-publishing and distribution products decreased from $116 million in the six months ended September 30, 2004 to $62 million in the six months ended September 30, 2005. The decrease was primarily due to (1) the change in our classification of sales of products from our Battlefield franchise, which we no longer classify as co-publishing and distribution revenue, and (2) higher prior-year sales of co-publishing and distribution titles.
Subscription Services
Net revenue from subscription services increased from $13 million in the three months ended September 30, 2004 to $14 million in the three months ended September 30, 2005. The increase in net revenue was primarily due to an increase in the number of paying subscribers to Club Pogo, partially offset by a decrease in net revenue from Ultima OnlineTM and The Sims OnlineTM.
Net revenue from subscription services increased from $25 million in the six months ended September 30, 2004 to $29 million in the six months ended September 30, 2005. The increase in net revenue was primarily due to an increase in the number of paying subscribers to Club Pogo, partially offset by a decrease in net revenue from Ultima Online and The Sims Online.
Cost of Goods Sold
Cost of goods sold for our disk-based and cartridge-based products consists of (1) product costs, (2) certain royalty expenses for celebrities, professional sports and other organizations and independent software developers, (3) manufacturing royalties, net of volume discounts, (4) expenses for defective products, (5) write-offs of post-launch prepaid royalty costs, (6) amortization of certain intangible assets, and (7) operations expenses. Cost of goods sold for our online product subscription business consists primarily of data center and bandwidth costs associated with hosting our web sites, credit card fees and royalties for use of third-party intellectual properties. Cost of goods sold for our web site advertising business primarily consists of ad-serving costs.

Cost of goods sold for the three and six months ended September 30, 2005 and 2004 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2005	Revenue	2004	Revenue	% Change

Three months ended	$284	42.1%	$284	39.7%	0.0%

Six months ended	$434	41.7%	$460	40.1%	(5.7%)

In the three and six months ended September 30, 2005, cost of goods sold as a percentage of total net revenue increased by 2.4 and 1.6 percentage points, respectively. These increases were primarily the result of higher license royalties as a percentage of total net revenue during the three and six months ended September 30, 2005 due to our new license agreements with the NFL, Players Inc. and Collegiate Licensing Company. The increase in license royalties was partially offset by lower third-party development royalties as a percentage of total net revenue primarily due to the internal development of Burnout Revenge in the current year as compared to the external development of BurnoutTM 3:TakedownTM in the prior year.
Our product costs remained relatively flat as a percentage of total net revenue during the three and six months ended September 30, 2005 as compared to the three and six months ended September 30, 2004; however, we experienced lower inventory management costs as the prior year included charges associated with the recall of the PlayStation 2 Tiger Woods PGA TOUR 2005 game in Europe. The decrease in inventory management costs was offset by (1) a decrease in PC net revenue as we launched The Sims 2 in the three months ended September 30, 2004 as compared to the release of an expansion pack, The Sims 2 Nightlife, in the three months ended September 30, 2005, and (2) an increase in revenue from the PSP and Nintendo DS, both of which have higher costs of goods sold than PC products as a percentage of total net revenue.
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
Marketing and sales expenses for the three and six months ended September 30, 2005 and 2004 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2005	Revenue	2004	Revenue	$ Change	% Change

Three months ended	$107	16%	$107	15%	$–	0%

Six months ended	$182	18%	$171	15%	$11	6%

For the six months ended September 30, 2005, marketing and sales expenses increased by $11 million, or 6 percent, as compared to the six months ended September 30, 2004 primarily due to an increase in personnel-related costs from an increase in headcount and facility-related expenses in support of our marketing and sales functions worldwide.
We expect marketing and sales expenses for the twelve months ending March 31, 2006 to be relatively consistent with the prior year as a percentage of net revenue.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, and allowances for bad debts.
General and administrative expenses for the three and six months ended September 30, 2005 and 2004 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2005	Revenue	2004	Revenue	$ Change	% Change

Three months ended	$52	8%	$42	6%	$10	24%

Six months ended	$103	10%	$77	7%	$26	34%

For the three months ended September 30, 2005, general and administrative expenses increased by $10 million, or 24 percent, as compared to the three months ended September 30, 2004 primarily due to an increase in headcount, a slight increase in litigation costs and slightly higher bad debt expense.
For the six months ended September 30, 2005, general and administrative expenses increased by $26 million, or 34 percent, as compared to the six months ended September 30, 2004 primarily due to (1) an increase of $11 million in personnel-related costs due to an increase in headcount to help support the growth of our administrative functions worldwide and (2) an increase of $10 million in professional and contracted services to support our business.
We expect general and administrative expenses for the twelve months ending March 31, 2006 to be consistent with the prior year as a percentage of net revenue.
Research and Development
Research and development expenses consist of expenses incurred by our production studios for personnel-related costs, consulting, equipment depreciation and any impairment of prepaid royalties for pre-launch products. Research and development expenses for our online business include expenses incurred by our studios consisting of direct development and related overhead costs in connection with the development and production of our online games. Research and development expenses also include expenses associated with the development of web site content, network infrastructure direct expenses, software licenses and maintenance, and network and management overhead.
Research and development expenses for the three and six months ended September 30, 2005 and 2004 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2005	Revenue	2004	Revenue	$ Change	% Change

Three months ended	$182	27%	$157	22%	$25	16%

Six months ended	$365	35%	$288	25%	$77	27%

For the three and six months ended September 30, 2005, research and development expenses increased by $25 million, or 16 percent, and $77 million, or 27 percent, respectively, as compared to the three and six months ended September 30, 2004, primarily due to:
•	An increase of $28 million and $78 million in the three and six months ended September 30, 2005, respectively, in personnel-related costs. This increase primarily relates to an increase in employee headcount in our Canadian and European studios as a result of increased internal development and the development for next-generation tools, technologies and titles, as well as our recent consolidations of DICE and Criterion. This increase was partially offset by a decrease in the allocation of our annual bonus expense during the six months ended September 30, 2005 primarily due to lower net income during the first six months of fiscal 2006.

•	An increase of $7 million and $19 million in the three and six months ended September 30, 2005, respectively, in facilities-related expenses to help support the growth of our research and development functions worldwide.
The increases in research and development expenses were partially offset by an overall decrease of approximately $10 million and $19 million in the three and six months ended September 30, 2005, respectively, in external development expenses as a result of developing more of our titles internally.
We expect research and development spending to continue to increase in total dollars and as a percentage of net revenue for fiscal 2006 as compared to fiscal 2005, as we continue to invest in next-generation tools, technologies and titles.
Interest and Other Income, Net
Interest and other income, net, for the three and six months ended September 30, 2005 and 2004 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2005	Revenue	2004	Revenue	$ Change	% Change

Three months ended	$13	2%	$12	2%	$1	8%

Six months ended	$30	3%	$21	2%	$9	43%

For the three and six months ended September 30, 2005, interest and other income, net, increased as compared to the three and six months ended September 30, 2004 primarily due to an increase of $5 million and $17 million in the three and six months ended September 30, 2005, respectively, in interest income as a result of higher yields on our cash, cash equivalent and short-term investment balances in fiscal 2006. This increase was partially offset by a decrease of $5 million in both the three and six months ended September 30, 2005 from gains on investments recorded in the three and six months ended September 30, 2004.
Income Taxes
Income taxes for the three and six months ended September 30, 2005 and 2004 were as follows (in millions):

	September 30,	Effective	September 30,	Effective
	2005	Tax Rate	2004	Tax Rate	% Change

Three months ended	$9	15%	$40	29%	(78%)

Six months ended	$(13)	(80%)	$50	29%	(126%)

Our effective income tax rate reflects our significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. Our effective income tax rates were a provision of 15 percent and a benefit of 80 percent for the three and six months ended September 30, 2005, respectively. These rates reflected the impact of certain adjustments recorded in the three months ended September 30, 2005 as a result of the resolution of various tax-related matters with foreign tax authorities, offset by additional income taxes resulting from certain intercompany transactions during the three months ended September 30, 2005. Excluding adjustments, but taking into account an adjustment to reflect our current projection of the geographic mix of taxable income and applicable tax expense, our projected annual tax rate for the full year of fiscal 2006 is 28 percent.
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
In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” which addresses the accounting for uncertain tax positions. The proposed interpretation provides that the best estimate of the impact of a tax position would be recognized in an entity’s financial statements only if it is probable that the position will be sustained on audit based solely on its technical merits. This proposed interpretation also would provide guidance on disclosure, accrual of interest and penalties, accounting in interim periods and transition. The effective date of this proposed interpretation has not been determined. We cannot predict what actions the FASB will take or how any such actions might ultimately affect our financial position or results of operations.
Impact of Recently Issued Accounting Standards
In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In June 2005, the FASB directed its staff to issue proposed FASB Staff Position (“FSP”) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The FASB retitled this FSP as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The final FSP supersedes EITF Issue No. 03-1 and EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The final FSP replaces the guidance set forth in paragraphs 10 through 18 of EITF Issue No. 03-1 with references to existing other-than-temporary impairment guidance. In September 2005, the FASB decided to retain the paragraph in the proposed FSP on how to account for debt securities subsequent to an other-than-temporary impairment. The FASB also decided to add a footnote to clarify that the proposed FSP does not address when a holder of a debt security would place a debt security on nonaccrual status or how to subsequently report income on a nonaccrual debt security. The FASB decided that transition would be applied prospectively and the effective date would be reporting periods beginning after December 15, 2005. In November 2005, the FASB issued FSP FAS 115-1. Management is currently evaluating what impact the adoption of the measurement and recognition guidance in FSP FAS 115-1 will have on our consolidated financial statements.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes Accounting Principles Board (“APB”) No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. While the fair value method under SFAS No. 123R is similar to the fair value method under SFAS No. 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our consolidated financial statements. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS No. 123R also will require a classification change in the statement of cash flows, whereby a portion of the tax benefit from stock options will move from operating cash flow activities to financing cash flow activities (total cash flows will remain unchanged).

In March 2005, the SEC released SAB No. 107, “Share-based Payment”, which provides the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations for public companies. In April 2005, the SEC adopted a rule that amends the compliance dates of SFAS No. 123R. Under the revised compliance dates, we will be required to adopt the provisions of SFAS No. 123R no later than our first quarter of fiscal 2007. While management continues to evaluate the impact of SFAS No. 123R on our consolidated financial statements, we currently believe that the expensing of stock-based compensation will have an impact on our Condensed Consolidated Statements of Operations similar to our pro forma disclosure under SFAS No. 123, as amended.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. The new Statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	As of September 30,		Increase /
(In millions)	2005	2004	(Decrease)

Cash, cash equivalents and short-term investments	$2,230	$2,490	$(260)
Marketable equity securities	182	—	182

Total	$2,412	$2,490	$(78)

Percentage of total assets	64%	67%

	Six Months Ended
	September 30,		Increase /
(In millions)	2005	2004	(Decrease)

Cash provided by (used in) operating activities	$(19)	$23	$(42)
Cash used in investing activities	(16)	(873)	857
Cash provided by (used in) financing activities	(649)	86	(735)
Effect of foreign exchange on cash and cash equivalents	(11)	—	(11)

Net decrease in cash and cash equivalents	$(695)	$(764)	$69

Changes in Cash Flow
During the six months ended September 30, 2005, we used $19 million of cash from operating activities as compared to generating $23 million of cash for the six months ended September 30, 2004. The increase in cash used in operating activities was primarily due to the decline in net income during the six months ended September 30, 2005 as compared to the six months ended September 30, 2004, and an increase in prepaid royalties as we continue to invest in our product development and content partially offset by a lower accounts receivable balance due to a decrease in revenue in the six months ended September 20, 2005 as compared to the six months ended September 30, 2004. We expect to generate significant operating cash flow during the remainder of fiscal 2006. For the six months ended September 30, 2005, our primary use of cash in non-operating activities consisted of $709 million for the repurchase and retirement of our common stock, completing our common stock repurchase program, and $56 million in capital expenditures primarily related to the expansion of our Vancouver studio and upgrades to our worldwide ERP systems. These non-operating expenditures were partially offset by $60 million in proceeds from sales of common stock through our stock plans. We anticipate making continued capital investments in our Vancouver studio during fiscal 2006.
Short-term investments and marketable equity securities
As of September 30, 2005, our portfolio of cash, cash equivalents and short-term investments was comprised of 26 percent cash and cash equivalents and 74 percent short-term investments. As of March 31, 2005, 43 percent of our portfolio consisted of cash and cash equivalents and 57 percent of our portfolio consisted of short-term investments. In absolute dollars, our cash and equivalents decreased from $1,270 million as of March 31, 2005 to $575 million as of September 30, 2005. This decrease was primarily due to $709 million of cash used for our common stock repurchase program during the six months ended September 30, 2005. Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2005, our short-term investments had gross unrealized losses of approximately $15 million, or 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion of the gross unrealized losses.
Marketable equity securities increased to $182 million as of September 30, 2005, from $140 million as of March 31, 2005, primarily due to an increase in the unrealized gain on our investment in Ubisoft Entertainment.
Receivables, net
Our gross accounts receivable balances were $465 million and $458 million as of September 30, 2005 and March 31, 2005, respectively. The increase in our accounts receivable balance was expected due to higher sales volume in the second quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005. We expect our accounts receivable balance to increase during the three months ending December 31, 2005 based on our seasonal product release schedule. Reserves for sales returns, pricing allowances and doubtful accounts decreased from $162 million as of March 31, 2005 to $137 million as of September 30, 2005. Reserves for sales returns, pricing allowances and doubtful accounts decreased in absolute dollars but increased as a percentage of trailing six and nine month net revenue as of September 30, 2005 as compared to March 31, 2005 primarily as a result of the seasonality in our business. Reserves for sales returns, pricing allowances and doubtful accounts increased in both absolute dollars and as a percentage of trailing six and nine month net revenue as compared to the quarter ended September 30, 2004. We believe these reserves are adequate based on historical experience and our current estimate of potential returns and allowances.

Inventories
Inventories increased to $74 million as of September 30, 2005, from $62 million as of March 31, 2005, primarily due to the buildup of inventory in connection with the release of FIFA 06 in North America at the beginning of the third quarter of fiscal 2006. Other than FIFA 06, no single title represented more than $4 million of inventory as of September 30, 2005.
Other current assets
Other current assets increased to $208 million as of September 30, 2005, from $164 million as of March 31, 2005, primarily due to an increase in prepaid royalties as we continue to invest in our product development and content.
Accounts payable
Accounts payable increased to $171 million as of September 30, 2005, from $134 million as of March 31, 2005, primarily due to the higher sales volume as well as higher expenditures to support the growth of our business worldwide in the second quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005.
Accrued and other liabilities
Our accrued and other liabilities decreased to $558 million as of September 30, 2005 from $694 million as of March 31, 2005. The decrease was primarily due to a $77 million reduction in income tax payable we recorded in the three months ended September 30, 2005 following a recent U.S. Tax Court ruling regarding the proper allocation of the tax deduction for stock options between U.S. and foreign entities. Although the case remains subject to appeal, it has precedent value for our situation. Accordingly, we released a reserve of $77 million during the quarter ended September 30, 2005, whereby, we recorded a reduction to our income tax liability and an increase to additional paid in capital. This had no impact on our income statement or on our net operating cash flow in the quarter. We anticipate our accrued and other liabilities balance will increase during the three months ending December 31, 2005 primarily due to an increase in our operations during this period.
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
Our two lease agreements with Keybank National Association, described in the “Off-Balance Sheet Commitments” section below, are scheduled to expire in June 2006 and July 2006. We currently are evaluating whether to extend the leases, purchase the properties under lease, or identify a third-party buyer for the properties when the leases expire. Should we choose to renew the leases, our lease payments may change from the amounts under the current lease agreements. Should we choose to purchase the properties, we could incur a cash outflow of approximately $200 million. We have not yet determined the course of action that we will take.
A portion of our cash, cash equivalents and short-term investments that was generated from operations domiciled in foreign tax jurisdictions (approximately $834 million as of September 30, 2005) is designated as indefinitely reinvested in the respective tax jurisdiction. While we have no plans to repatriate these funds to the United States in the short term, if we were required to do so in order to fund our operations in the United States, we would accrue and pay additional taxes in connection with their repatriation. We are in the process of evaluating whether we will repatriate foreign earnings under the repatriation provisions of the American Jobs Creation Act of 2004.

On October 18, 2004, our Board of Directors authorized a program to repurchase up to an aggregate of $750 million of our common stock. Pursuant to the authorization, we were able to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions over the course of a twelve-month period. Our common stock repurchase program was completed in September 2005. We repurchased and retired the following (in millions):

	Number of Shares
	Repurchased and	Approximate
	Retired	Amount
Three months ended September 30, 2005	6.3	$372
Six months ended September 30, 2005	12.6	$709
From the inception of the program through September 30, 2005	13.4	$750

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
Contractual Obligations and Commercial Commitments
Letters of Credit
In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables. The original letter of credit guaranteed our trade payable obligations to Nintendo of Europe of up to €18 million. In April 2005, we reduced the guarantee to €8 million and in September 2005 we increased the guarantee to €15 million. This standby letter of credit expired in July 2005 and was renewed through July 2006. As of September 30, 2005, we had €8 million payable to Nintendo of Europe covered by this standby letter of credit.
In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC in replacement of our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to approximately $1 million. The standby letter of credit expires in December 2006. As of September 30, 2005, we did not have a payable balance covered by this standby letter of credit.
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
Contractually, these payments are considered advances against subsequent royalties on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers. In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation and UEFA (professional soccer); NASCAR (stock car racing); National Basketball Association (professional basketball); PGA TOUR (professional golf); Tiger Woods (professional golf); National Hockey League and NHLPA (professional hockey); Warner Bros. (Harry Potter, Batman and Superman); MGM (James Bond); New Line Productions (The Lord of the Rings); Saul Zaentz Company (The Lord of the Rings); Marvel Enterprises (fighting); John Madden (professional football); National Football League Properties, Arena Football League and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football, basketball and baseball); ISC (stock car racing); Simcoh (Def Jam); Viacom Consumer Products (The Godfather); Valve Corporation (Half-Life and Counter-Strike); and ESPN (content in EA SPORTSTM games). These developer and content license commitments represent the sum of (i) the cash payments due under non-royalty-bearing licenses and services agreements and (ii) the minimum payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2005, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations			Commercial Commitments
		Developer/			Letters
Fiscal Year		Licensor		Bank and	of
Ending March 31,	Leases (1)	Commitments (2)	Marketing	Other Guarantees	Credit	Total
2006 (remaining six months)	$30	$72	$19	$2	$10	$133
2007	31	146	34	—	—	211
2008	24	135	30	—	—	189
2009	17	145	30	—	—	192
2010	13	128	30	—	—	171
Thereafter	34	837	198	—	—	1,069

Total	$149	$1,463	$341	$2	$10	$1,965

(1)	See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information.

(2)	Developer/licensor commitments include $38 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of September 30, 2005 because the developer or licensor does not have any performance obligations to us.
The lease commitments disclosed above include contractual rental commitments of $19 million under real estate leases for unutilized office space due to our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other liabilities reported on our Condensed Consolidated Balance Sheets as of September 30, 2005. See Note 5 in the Notes to Condensed Consolidated Financial Statements.
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
We believe the estimated fair values of both properties under these operating leases are in excess of their respective guaranteed residual values as of September 30, 2005.
For the two lease agreements with Keybank National Association, as described above, the lease rates are based upon the LIBOR plus a margin and require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of September 30, 2005.

			Actual as of
Financial Covenants	Requirement		September 30, 2005

Consolidated Net Worth (in millions)	equal to or greater than	$2,099	$2,984
Fixed Charge Coverage Ratio	equal to or greater than	3.00	13.42
Total Consolidated Debt to Capital	equal to or less than	60%	7.6%
Quick Ratio - Q1 & Q2	equal to or greater than	1.00	10.36
Q3 & Q4	equal to or greater than	1.75	N/A
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
Litigation
On July 29, 2004, a class action lawsuit, Kirschenbaum v. Electronic Arts Inc., was filed against us in Superior Court in San Mateo, California, alleging that we improperly classified “Image Production Employees” in California as exempt employees. In early October 2005, we reached a settlement to resolve these claims. Under the terms of the settlement, we will make a lump sum payment of $15.6 million to cover (a) all claims allegedly suffered by the class members, (b) plaintiffs’ attorneys’ fees, not to exceed 25% of the total settlement amount, (c) plaintiffs’ costs and expenses, (d) any incentive payments to the named plaintiffs that may be authorized by the court, and (e) all costs of administration of the settlement. On October 17, 2005, the court granted its preliminary approval of the settlement. The court has scheduled a hearing to consider its final approval of the settlement for January 27, 2006.
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
On March 24, 2005, a class action lawsuit was filed against us and certain of our officers and directors. The complaint, which asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false and misleading statements, was filed in the United States District Court, Northern District of California, by an individual purporting to represent a class of purchasers of EA common stock. Additional class action lawsuits were filed in the same court by other individuals asserting the same claims against us. On May 9, 2005, the court consolidated the complaints, and on June 13, 2005, the court appointed lead plaintiff and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995. An amended consolidated complaint was filed on behalf of the lead plaintiff on August 12, 2005, and on September 27, 2005, we moved to dismiss the consolidated amended complaint for failure to state a claim under the federal securities laws. Separately, there are two shareholder derivative actions pending in the Superior Court, San Mateo County, and one shareholder derivative action pending in the United States District Court, Northern District of California, all of which assert claims based on substantially the same factual allegations as set forth in the federal securities class action. We have not yet responded to any of the derivative action complaints.

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

RISK FACTORS
Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occurs, our business and financial performance could be harmed, our actual results could differ materially from our expectations and the market value of our stock could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may harm our business and financial performance.
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
Video game platforms have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. Sony’s PlayStation 2 was introduced in 2000 and Microsoft’s Xbox and the Nintendo GameCube were introduced in 2001. Over the course of the next twelve to eighteen months, we expect Microsoft, Sony and Nintendo to introduce new video game platforms into the market (so-called “next-generation platforms”). As a result, we believe that the interactive entertainment industry has entered into a transition stage leading into the next cycle. During this transition, we intend to continue developing new titles for the current generation of video game platforms while we also make significant investments preparing to introduce products upon the launch of the next-generation platforms. We have incurred and expect to continue to incur increased costs during the transition to next-generation platforms, which are not likely to be offset in the near future. We also expect development costs for next-generation video games to be greater on a per-title basis than development costs for current-generation video games. Further, we expect that, as the current-generation of platforms reaches the end of its cycle and next-generation platforms are introduced into the market, sales of video games for current-generation consoles may begin to decline as consumers defer game software purchases until the next-generation platforms become available. This decline may not be offset by increased sales of products for the new platforms. For example, following the launch of Sony’s PlayStation 2 platform, we experienced a significant decline in revenue from sales of products for Sony’s older PlayStation game console, which was not immediately offset by revenue generated from sales of products for the PlayStation 2. If the increased costs we have incurred and expect to continue to incur are not offset during the transition, our operating results will suffer and our financial position will be harmed. In addition, during the transition, we expect our operating results to be more volatile and difficult to predict, which could cause our stock price to fluctuate significantly.
Our platform licensors set the royalty rates and other fees that we must pay to publish games for their platforms, and therefore have significant influence on our costs. If one or more of the platform licensors adopt a different fee structure for future game consoles or we are unable to obtain such licenses, our profitability will be materially impacted.
Over the course of the next twelve to eighteen months, we expect our platform licensors to introduce new video game platforms into the market in various parts of the world. For example, Microsoft has announced plans to release the Xbox 360 (the next-generation successor to the Xbox) during the 2005 holiday season and Sony has announced plans to release the PlayStation 3 (the next-generation successor to the PlayStation 2) in 2006. In order to publish products for a new game machine, we must take a license from the platform licensor which gives the platform licensor the opportunity to set the fee structure that we must pay in order to publish games for that platform.

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
Our business is highly seasonal, with the highest levels of consumer demand, and a significant percentage of our revenue, occurring in the December quarter. In addition, we seek to release many of our products in conjunction with specific events, such as the release of a related movie or the beginning of a sports season or major sporting event. If we miss these key selling periods for any reason, including product delays or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately. Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our products, and the need to refine and tune our products prior to their release. We have in the past experienced development delays for several of our products. Failure to meet anticipated production or “go live” schedules may cause a shortfall in our revenue and profitability and cause our operating results to be materially different from expectations.
Our business is subject to risks generally associated with the entertainment industry, any of which could significantly harm our operating results.
Our business is subject to risks that are generally associated with the entertainment industry, many of which are beyond our control. These risks could negatively impact our operating results and include: the popularity, price and timing of our games and the platforms on which they are played; economic conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.
If the average price of current-generation titles continues to decline, our operating results will suffer.
As a result of a more value-oriented consumer base, a greater number of current-generation titles being published, and significant pricing pressure from our competitors, we have experienced a decrease in the average price of our titles for current-generation platforms. Although we believe that a few of the most popular current-generation titles will continue to be launched at premium price points, as the interactive entertainment industry transitions to next-generation platforms, we expect there to be fewer current-generation titles able to command premium price points, and we expect that even these titles will be subject to price reductions at an earlier point in their sales cycle than we have seen in prior years. We expect the average price of current-generation titles to continue to decline, which will have a negative effect on our margins and operating results.
Technology changes rapidly in our business and if we fail to anticipate or successfully implement new technologies, the quality, timeliness and competitiveness of our products and services will suffer.
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
Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from major sports leagues and players’ associations. Similarly, many of our other hit franchises, such as James Bond, Harry Potter and Lord of the Rings, are based on key film and literary licenses. Competition for these licenses is intense. If we are unable to maintain these licenses or obtain additional licenses with significant commercial value, our revenues and profitability will decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs.
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
Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, privacy laws in the United States and Europe impose various restrictions on our web sites. Those rules vary by territory although the Internet recognizes no geographical boundaries. Other countries, such as Germany, have adopted laws regulating content both in packaged goods and those transmitted over the Internet that are stricter than current United States laws. In the United States, the federal and several state governments are continually considering content restrictions on products such as ours, as well as restrictions on distribution of such products. For example, recent legislation has been adopted in several states, and could be proposed at the federal level, that prohibits the sale of certain games (e.g., violent games or those with “M” or “AO” ratings) to minors. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, and by requiring additional differentiation between products for different territories to address varying regulations. This additional product differentiation could be costly.

If one or more of our titles were found to contain hidden, objectionable content, our business could suffer.
Throughout the history of our industry, many video games have been designed to include certain hidden content and gameplay features that are accessible through the use of in-game cheat codes or other technological means that are intended to enhance the gameplay experience. However, in several cases, the hidden content or feature was included in the game by an employee who was not authorized to do so or by an outside developer without the knowledge of the publisher. From time to time, some hidden content and features have contained profanity, graphic violence and sexually explicit or other objectionable material. In a few cases, the Entertainment Software Ratings Board (“ESRB”) has reacted to discoveries of hidden content and features by reviewing the rating that was originally assigned to the product, requiring the publisher to change the game packaging and/or fining the publisher. Retailers have on occasion reacted to the discovery of such hidden content by pulling these games from their shelves, refusing to sell them, and demanding that their publishers accept them as product returns. Likewise, consumers have reacted to the revelation of hidden content by refusing to purchase such games, demanding refunds for games they’ve already purchased, and refraining from buying other games published by the company whose game contained the objectionable material.
We have implemented preventative measures designed to reduce the possibility of hidden, objectionable content from appearing in the video games we publish. Nonetheless, these preventative measures are subject to human error, circumvention, overriding, and reasonable resource constraints. If a video game we published were found to contain hidden, objectionable content, the ESRB could demand that we recall a game and change its packaging to reflect a revised rating, retailers could refuse to sell it and demand we accept the return of any unsold copies or returns from customers, and consumers could refuse to buy it or demand that we refund their money. This could have a material negative impact on our operating results and financial condition. In addition, our reputation could be harmed, which could impact sales of other video games we sell. If any of these consequences were to occur, our business and financial performance could be significantly harmed.
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
For the six months ended September 30, 2005, international net revenue comprised 40 percent of our total net revenue. For the fiscal year ended March 31, 2005, international net revenue comprised 47 percent of our total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. While we utilize foreign exchange forward contracts to mitigate some foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) and from time to time, foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue generated by our operational subsidiaries), our results of operations, including our reported net revenue and net income, and financial condition would be adversely affected by unfavorable foreign currency fluctuations, particularly the Euro and Pound Sterling.
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
As we expand our international operations and implement changes to our operating structure or undertake intercompany transactions in response to changing tax laws, expiring rulings, and our current and anticipated business and operational requirements, our tax expense could increase. For example, in the second quarter of fiscal 2006, we incurred additional income taxes resulting from certain intercompany transactions.
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
In the quarter ended September 30, 2005, over 65 percent of our U.S. sales were made to six key customers, two of which have recently merged. In Europe, our top ten customers accounted for approximately 33 percent of our sales in that territory during the six months ended September 30, 2005. Worldwide, we had direct sales to one customer, Wal-Mart Stores, Inc., which represented approximately 14 percent of total net revenue in the six months ended September 30, 2005. We also had direct sales to two recently merged customers, Electronics Boutique and GameStop, which, on a combined basis, represented more than 10 percent of our total net revenue in the six months ended September 30, 2005. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. Additionally, our receivables from these large customers increase significantly in the December quarter as they stock up for the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers.
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
Foreign Currency Exchange Rate Risk
From time to time, we hedge some of our foreign currency risk related to anticipated foreign-currency-denominated sales transactions by purchasing option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in the Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value is initially reported as a component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity and subsequently reclassified into net revenue in the period when the forecasted transaction actually occurs. The ineffective portion of gains or losses resulting from changes in fair value is reported in interest and other income, net in the Condensed Consolidated Statements of Operations. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements. The fair value of our foreign currency option contracts purchased and included in other current assets was $8 million as of September 30, 2005.
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
As of September 30, 2005, we had foreign exchange contracts to purchase and sell approximately $370 million in foreign currencies. Of this amount, $359 million represents contracts to sell foreign currencies in exchange for U.S. dollars, $10 million to sell foreign currencies in exchange for British Pounds, and $1 million to purchase foreign currency in exchange for U.S. dollars. The fair value of our forward contracts was immaterial as of September 30, 2005.
The counterparties to these forward and option contracts are creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material.
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurances that our mitigating activities will adequately protect us against the risks associated with foreign currency fluctuations. For example, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in a potential loss in fair value of our option contracts of $8 million in either scenario, as of September 30, 2005. In addition, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in potential losses on our forward contracts of $37 million and $55 million, respectively, as of September 30, 2005. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.
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

As of September 30, 2005 and March 31, 2005, our short-term investments were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of September 30, 2005 and March 31, 2005 (in millions):

	As of	As of
	September 30,	March 31,
	2005	2005
U.S. government agencies	$1,129	$1,168
U.S. government bonds	333	298
Corporate bonds	182	180
Asset-backed securities	11	42

Total short-term investments	$1,655	$1,688

Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp rise in interest rates could have a significant adverse impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of September 30, 2005, arising from selected potential changes in interest rates. The modeling technique measures the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. Actual results may differ materially.

	Valuation of Securities Given			Fair Value	Valuation of Securities Given
	an Interest Rate Decrease of X			as of	an Interest Rate Increase of X
(In millions)	Basis Points			September 30,	Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	2005	50 BPS	100 BPS	150 BPS

U.S. government agencies	$1,137	$1,134	$1,132	$1,129	$1,126	$1,123	$1,121
U.S. government bonds	341	338	336	333	330	327	324
Corporate bonds	186	184	183	182	180	179	178
Asset-backed securities	11	11	11	11	11	11	11

Total short-term investments	$1,675	$1,667	$1,662	$1,655	$1,647	$1,640	$1,634

Market Price Risk
The values of our equity investments in publicly traded companies are subject to market price volatility. As of September 30, 2005, our marketable equity securities were classified as available-for-sale and, consequently, were recorded in the Condensed Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $182 million and $140 million as of September 30, 2005 and March 31, 2005, respectively.
At any time, a sharp decrease in market prices in our investments in marketable equity securities could have a significant adverse impact on the fair value of our investments. The following table presents the hypothetical changes in the fair value of our marketable equity securities as of September 30, 2005, arising from selected potential changes in market prices. The modeling technique measures the change in fair value from immediate hypothetical parallel shifts in market price plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given an			Fair Value	Valuation of Securities Given an
	X Percentage Decrease in Each			as of	X Percentage Increase in Each
(In millions)	Stock's Market Price			September 30,	Stock's Market Price
	(75%)	(50%)	(25%)	2005	25%	50%	75%

Marketable Equity Securities	$46	$91	$137	$182	$228	$274	$319

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On July 29, 2004, a class action lawsuit, Kirschenbaum v. Electronic Arts Inc., was filed against us in Superior Court in San Mateo, California, alleging that we improperly classified “Image Production Employees” in California as exempt employees. In early October 2005, we reached a settlement to resolve these claims. Under the terms of the settlement, we will make a lump sum payment of $15.6 million to cover (a) all claims allegedly suffered by the class members, (b) plaintiffs’ attorneys’ fees, not to exceed 25% of the total settlement amount, (c) plaintiffs’ costs and expenses, (d) any incentive payments to the named plaintiffs that may be authorized by the court, and (e) all costs of administration of the settlement. On October 17, 2005, the court granted its preliminary approval of the settlement. The court has scheduled a hearing to consider its final approval of the settlement for January 27, 2006.

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

On March 24, 2005, a class action lawsuit was filed against us and certain of our officers and directors. The complaint, which asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false and misleading statements, was filed in the United States District Court, Northern District of California, by an individual purporting to represent a class of purchasers of EA common stock. Additional class action lawsuits were filed in the same court by other individuals asserting the same claims against us. On May 9, 2005, the court consolidated the complaints, and on June 13, 2005, the court appointed lead plaintiff and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995. An amended consolidated complaint was filed on behalf of the lead plaintiff on August 12, 2005, and on September 27, 2005, we moved to dismiss the consolidated amended complaint for failure to state a claim under the federal securities laws. Separately, there are two shareholder derivative actions pending in the Superior Court, San Mateo County, and one shareholder derivative action pending in the United States District Court, Northern District of California, all of which assert claims based on substantially the same factual allegations as set forth in the federal securities class action. We have not yet responded to any of the derivative action complaints.

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

On October 18, 2004, our Board of Directors authorized a program to repurchase up to an aggregate of $750 million of our common stock. Pursuant to the authorization, we were able to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions over the course of a twelve-month period. Our common stock repurchase program was completed in September 2005. The following table summarizes the number of shares repurchased for the three months ended September 30, 2005:

			Total Number of	Maximum Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	Be Purchased Under the
	of Shares	Average Price	Announced	Program
Period	Purchased	Paid per Share	Program	(in millions)
July 1 - 31, 2005	2,277,768	$59.04	2,277,768	$238

August 1 - 31, 2005	2,343,600	$59.25	2,343,600	$99

September 1 - 30, 2005	1,705,389	$58.14	1,705,389	$0

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders, held on July 28, 2005, our stockholders elected the following individuals to the Board of Directors for one-year terms:

	For	Withheld
M. Richard Asher	256,709,482	12,997,662
Leonard S. Coleman	262,851,087	6,856,057
Gary M. Kusin	267,616,645	2,090,499
Gregory B. Maffei	266,905,659	2,801,485
Timothy Mott	163,903,486	105,803,658
Vivek Paul	267,648,602	2,058,542
Robert W. Pittman	259,259,155	10,447,989
Lawrence F. Probst III	264,874,125	4,833,019
Linda J. Srere	258,463,287	11,243,857

In addition, the following matters were voted on and approved by the stockholders:

To amend our 2000 Equity Incentive Plan to (a) increase the number of shares authorized by 10 million, (b) authorize the issuance of awards of stock appreciation rights, (c) increase by 1 million shares the limit on the total number of shares underlying awards of restricted stock and restricted stock units that may be granted under the Equity Plan — from 3 million to 4 million shares, (d) modify the payment alternatives under the Equity Plan, (e) add flexibility to grant performance-based stock options and stock appreciation rights and modify the permissible performance factors currently contained in the Equity Plan, and (f) revise the share-counting methodology used in the Equity Plan.

For	Against	Abstain	Broker Non-vote

182,744,255	61,131,403	1,730,413	24,101,073

To amend the 2000 Employee Stock Purchase Plan to increase by 1,500,000 the number of shares of common stock reserved for issuance thereunder.

For	Against	Abstain	Broker Non-vote

217,586,501	26,362,630	1,656,940	24,101,073

To ratify the appointment of KPMG LLP as our independent registered public accounting firm for fiscal 2006.

For	Against	Abstain	Broker Non-vote

264,769,119	3,326,302	1,611,723	—

Item 5.	Other Information

The following discussion of the reorganization of our international publishing organization contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements about our expectations regarding future restructuring charges, operating expenses and other costs are forward looking. We use words such as “anticipate”, “believe”, “expect”, “intend” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Actual results could differ materially from the expectations set forth in these forward-looking statements. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed above in this report under the heading “Risk Factors”, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and in other documents we have filed with the Securities and Exchange Commission.

On November 9, 2005, our Board of Directors approved a plan of reorganization in connection with our intention to establish an international publishing headquarters in Geneva, Switzerland. During the next twelve months, we expect to open a new facility in Geneva, relocate certain current employees to Geneva, hire new employees in Geneva, close certain facilities in the UK, and make other related changes in our international publishing business. We intend to treat certain costs that are directly associated with our international publishing reorganization as “restructuring costs” (as defined by Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”). Other costs that are not properly categorized as restructuring costs will generally be treated as normal operating expenses in our consolidated statement of operations. In accordance with SFAS No. 146, we will generally expense the restructuring costs as they are incurred and accrue costs associated with certain facility closures at the time we exit the facility.

In connection with our international publishing reorganization, we anticipate incurring between $55 million and $65 million in total restructuring costs, substantially all of which will result in cash expenditures. We anticipate incurring approximately $15 million of these charges during the remainder of fiscal 2006. We anticipate these restructuring costs will consist primarily of employee-related relocation assistance (approximately $35 million), moving expenses (approximately $15 million), and facility exit costs (approximately $10 million). While we may incur severance costs paid to terminating employees in connection with the reorganization, we do not expect these costs to be significant.

In addition to the restructuring costs discussed above, we also expect to incur increased operating expenses associated with our international publishing reorganization, consisting primarily of costs associated with a new facility and related costs in Geneva, as well as incremental increases in compensation expenses. We expect these costs to result in incremental operating expenses of approximately $10 million during the remainder of fiscal 2006, and between $10 million and $15 million annually thereafter.

Item 6.	Exhibits
The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of this report:

Exhibit
	Number	Title

	10.1	Electronic Arts Discretionary Bonus Program Plan Document

	15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

	31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

	32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC. (Registrant)

/s/ Warren C. Jenson

DATED:	WARREN C. JENSON
November 10, 2005	Executive Vice President,
Chief Financial and Administrative Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

10.1	Electronic Arts Discretionary Bonus Program Plan Document

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.