Form 10-Q
period 2005-12-31
ELECTRONIC ARTS INC
filed 2006-02-08
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___to___
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerate filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

		Outstanding as of
	Par Value	February 6, 2006

Common Stock	$0.01	303,794,999

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	December 31,	March 31,
(In millions, except par value data)	2005	2005 (a)

ASSETS

Current assets:
Cash and cash equivalents	$1,462	$1,270
Short-term investments	1,094	1,688
Marketable equity securities	167	140
Receivables, net of allowances of $262 and $162, respectively	567	296
Inventories	76	62
Deferred income taxes	88	86
Other current assets	208	164

Total current assets	3,662	3,706

Property and equipment, net	375	353
Investments in affiliates	11	10
Goodwill	154	153
Other intangibles, net	28	36
Deferred income taxes	15	19
Other assets	86	93

TOTAL ASSETS	$4,331	$4,370

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$187	$134
Accrued and other liabilities	760	694

Total current liabilities	947	828

Other liabilities	30	33

Total liabilities	977	861

Commitments and contingencies	—	—
Minority interest	13	11

Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 303 and 310 shares issued and outstanding, respectively	3	3
Paid-in capital	994	1,434
Retained earnings	2,257	2,005
Accumulated other comprehensive income	87	56

Total stockholders’ equity	3,341	3,498

TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$4,331	$4,370

See accompanying Notes to Condensed Consolidated Financial Statements.

(a) Derived from audited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(Unaudited)	December 31,		December 31,
(In millions, except per share data)	2005	2004	2005	2004

Net revenue	$1,270	$1,428	$2,310	$2,575
Cost of goods sold	502	503	937	963

Gross profit	768	925	1,373	1,612

Operating expenses:
Marketing and sales	147	133	329	304
General and administrative	58	78	160	155
Research and development	206	185	571	473
Amortization of intangibles	1	1	3	2
Acquired in-process technology	—	9	—	9
Restructuring charges	9	—	9	—

Total operating expenses	421	406	1,072	943

Operating income	347	519	301	669
Interest and other income, net	20	23	49	44

Income before provision for income taxes and minority interest	367	542	350	713
Provision for income taxes	106	167	93	216

Income before minority interest	261	375	257	497
Minority interest	(2)	—	(5)	—

Net income	$259	$375	$252	$497

Net income per share:
Basic	$0.86	$1.23	$0.83	$1.63
Diluted	$0.83	$1.18	$0.80	$1.57
Number of shares used in computation:
Basic	301	306	304	304
Diluted	311	317	315	316
See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(Unaudited)	December 31,

(In millions)	2005	2004

OPERATING ACTIVITIES
Net income	$252	$497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68	53
Minority interest	5	—
Equity in net income of investment in affiliate	—	(1)
Realized (gains) losses on investments and sale of property and equipment	—	(10)
Stock-based compensation	1	4
Tax benefit from exercise of stock options	117	35
Acquired in-process technology	—	9
Change in assets and liabilities:
Receivables, net	(243)	(687)
Inventories	(11)	(31)
Other assets	(35)	(14)
Accounts payable	50	84
Accrued and other liabilities	55	221

Net cash provided by operating activities	259	160

INVESTING ACTIVITIES
Capital expenditures	(87)	(82)
Proceeds from sale of property and equipment	—	16
Proceeds from sale of marketable equity securities	4	3
Purchase of investment in affiliates	(2)	(2)
Proceeds from sale of investment in affiliate	2	—
Purchase of short-term investments	(347)	(2,248)
Proceeds from maturities and sales of short-term investments	948	897
Acquisition of subsidiary, net of cash acquired	(3)	(60)
Other investing activities	(2)	—

Net cash provided by (used in) investing activities	513	(1,476)

FINANCING ACTIVITIES
Proceeds from sales of common stock through employee stock plans and other plans	151	147
Repurchase and retirement of common stock	(709)	(31)

Net cash provided by (used in) financing activities	(558)	116

Effect of foreign exchange on cash and cash equivalents	(22)	13

Increase (decrease) in cash and cash equivalents	192	(1,187)
Beginning cash and cash equivalents	1,270	2,150

Ending cash and cash equivalents	1,462	963
Short-term investments	1,094	1,602

Ending cash, cash equivalents and short-term investments	$2,556	$2,565

Supplemental cash flow information:
Cash paid during the period for income taxes	$23	$50

Non-cash investing activities:
Change in unrealized gains (losses) on investments, net	$37	$(13)

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Electronic Arts Inc. develops, markets, publishes and distributes interactive software games that are playable by consumers on home video game consoles (such as the Sony PlayStation® 2, Microsoft Xbox® and Xbox 360TM, and Nintendo GameCubeTM), personal computers, mobile platforms — including hand-held game players (such as the Game Boy® Advance, Nintendo DSTM and PlayStation® Portable “PSPTM”) and cellular handsets — and online, over the Internet and other proprietary online networks. Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and some of our games are based on intellectual property that is wholly-owned by us (e.g., The SimsTM and Need for SpeedTM). Our goal is to develop titles that appeal to the mass markets, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this include our annual iterations of our sports-based franchises (e.g., NCAA® Football and FIFA Soccer), titles based on long-lived movie properties (e.g., James BondTM and Harry Potter) and wholly-owned properties that can be successfully sequeled (e.g., The Sims and Need for Speed).
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
(2) FISCAL YEAR AND FISCAL QUARTER
Our fiscal year is reported on a 52/53-week period that, historically, has ended on the final Saturday of March in each year. Beginning with the current fiscal year ending March 31, 2006, we will end our fiscal year on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2006 and 2005 contain the following number of weeks:

Fiscal Years Ended	Number of Weeks	Fiscal Period End Date
March 31, 2006	53 weeks	April 1, 2006
March 31, 2005	52 weeks	March 26, 2005

Our results of operations for the three and nine months ended December 31, 2005 and 2004 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended December 31, 2005	13 weeks	December 31, 2005
Nine months ended December 31, 2005	40 weeks	December 31, 2005

Three months ended December 31, 2004	13 weeks	December 25, 2004
Nine months ended December 31, 2004	39 weeks	December 25, 2004
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
Had compensation cost for our stock-based compensation plans been measured based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123, as amended, we estimate that our reported net income and net income per share would have been the pro forma amounts indicated below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants made under our stock-based compensation plan during the three and nine months ended December 31, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Risk-free interest rate	4.3%	3.1%	4.0%	3.0%
Expected volatility	32.4%	35.5%	33.7%	37.0%
Expected life of stock options (in years)	3.20	3.09	3.31	3.06
Expected life of employee stock purchase plans (in months)	6	6	6	6
Assumed dividends	None	None	None	None
Our calculations are based on a multiple option valuation approach and forfeitures are recognized when they occur.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In millions, except per share data)	2005	2004	2005	2004

Net income:
As reported	$259	$375	$252	$497
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(20)	(20)	(71)	(63)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	3	1	3

Pro forma	$239	$358	$182	$437

Net income per share:
As reported — basic	$0.86	$1.23	$0.83	$1.63
Pro forma — basic	$0.79	$1.17	$0.60	$1.44
As reported — diluted	$0.83	$1.18	$0.80	$1.57
Pro forma — diluted	$0.77	$1.14	$0.58	$1.39
At our Annual Meeting of Stockholders, held on July 28, 2005, our stockholders approved an amendment to our 2000 Equity Incentive Plan to (a) increase the number of shares authorized by 10 million, (b) authorize the issuance of awards of stock appreciation rights, (c) increase by 1 million shares the limit on the total number of shares underlying awards of restricted stock and restricted stock units that may be granted under the Equity Plan — from 3 million to 4 million shares, (d) modify the payment alternatives under the Equity Plan, (e) add flexibility to grant performance-based stock options and stock appreciation rights and modify the permissible performance factors currently contained in the Equity Plan, and (f) revise the share-counting methodology used in the Equity Plan. Our stockholders also approved an amendment the 2000 Employee Stock Purchase Plan (“the “ESPP”) to increase by 1,500,000 the number of shares of common stock reserved for issuance under the ESPP.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. While the fair value method under SFAS No. 123R is similar to the fair value method under SFAS No. 123 with regards to measurement and recognition of stock-based compensation, we are currently evaluating the impact of several of the key differences between the two standards on our consolidated financial statements. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS No. 123R will also require a classification change in the statement of cash flows, whereby a portion of the income tax benefit from stock options will move from operating cash flow activities to financing cash flow activities (total cash flows will remain unchanged).
In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107, “Share-Based Payment”, which provides the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations for public companies. In April 2005, the SEC adopted a rule that amends the compliance dates of SFAS No. 123R. Under the revised compliance dates, we will be required to adopt the provisions of SFAS No. 123R no later than our first quarter of fiscal 2007. While we continue to evaluate the impact of SFAS No. 123R on our consolidated financial statements, we currently believe that the expensing of stock-based compensation will have an impact on our Condensed Consolidated Statements of Operations similar to our pro forma disclosure under SFAS No. 123, as amended.
In October 2005, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 123(R)-2, “Practical Accommodation to the Application of Grant Date As Defined in FASB Statement No. 123(R)”. The FASB provides companies with a “practical accommodation” when determining the grant date of an award subject to SFAS 123R. If (1) the award is a unilateral grant, that is, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer, (2) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period, and (3) as long as all other criteria in the grant date definition have been met, then a mutual understanding of the key terms and conditions of an award is presumed to exist at the date the award is approved.
In November 2005, the FASB issued FSP FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. The FASB allows for a practical exception in calculating the additional paid-in capital pool of excess tax benefits upon adoption that is available to absorb tax deficiencies recognized subsequent to adoption SFAS No. 123R. Accordingly, we may adopt either the method prescribed under SFAS No. 123R or the one prescribed under FSP FAS No. 123(R)-3. We have not yet determined which method to adopt.
(4) GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill information is as follows (in millions):

			Effects of
	As of		Foreign	As of
	March 31,	Goodwill	Currency	December 31,
	2005	Acquired	Translation	2005

Goodwill	$153	$3	$(2)	$154

Finite-lived intangibles consist of the following (in millions):

	As of December 31, 2005
	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/Core Technology	$47	$(27)	$(9)	$—	$11
Tradename	37	(20)	(1)	(1)	15
Subscribers and Other Intangibles	12	(8)	(2)	—	2

Total	$96	$(55)	$(12)	$(1)	$28

	As of March 31, 2005
	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed/Core Technology	$47	$(22)	$(9)	$1	$17
Tradename	37	(18)	(1)	—	18
Subscribers and Other Intangibles	11	(7)	(2)	(1)	1

Total	$95	$(47)	$(12)	$—	$36

Amortization of intangibles for the three and nine months ended December 31, 2005 was $3 million (of which $2 million was recognized as cost of goods sold) and $8 million (of which $5 million was recognized as cost of goods sold), respectively. Amortization of intangibles for the three and nine months ended December 31, 2004 was $2 million (of which $1 million was recognized as cost of goods sold) and $3 million (of which $1 million was recognized as cost of goods sold), respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years. As of December 31, 2005 and March 31, 2005, the weighted-average remaining useful life for finite-lived intangible assets was approximately 3.8 years and 4.3 years, respectively.

As of December 31, 2005, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2006 (remaining three months)	$3
2007	10
2008	6
2009	3
2010	2
Thereafter	4

Total	$28

(5) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
The following table summarizes the restructuring activity related to our international publishing reorganization and our fiscal 2004, 2003 and 2002 restructurings:

	International Publishing		Fiscal 2004, 2003 and
	Reorganization		2002 Restructurings
	Facilities-		Facilities-
	related	Other	related	Workforce	Total
Balance as of March 31, 2004	$—	$—	$12	$2	$14
Adjustments to operations	—	—	2	—	2
Charges utilized in cash	—	—	(4)	(2)	(6)

Balance as of March 31, 2005	$—	$—	$10	$—	$10
Charges to operations	7	1	—	—	8
Adjustments to operations	—	—	1	—	1
Charges utilized in cash	—	(1)	(4)	—	(5)

Balance as of December 31, 2005	$7	$—	$7	$—	$14

International Publishing Reorganization
In connection with our intention to establish an international publishing headquarters in Geneva, Switzerland, during the next nine months, we expect to open a new facility in Geneva, relocate certain current employees to Geneva, hire new employees in Geneva, close certain facilities in the UK, and make other related changes in our international publishing business. We intend to treat certain costs that are directly associated with our international publishing reorganization as “restructuring costs” (as defined by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”). Other costs that are not properly categorized as restructuring costs will generally be treated as normal operating expenses in our Condensed Consolidated Statements of Operations. In accordance with SFAS No. 146, we will generally expense the restructuring costs as they are incurred and accrue costs associated with certain facility closures at the time we exit the facility.
We expect to incur between $55 million and $65 million in total restructuring costs, substantially all of which will result in cash expenditures. These restructuring costs will consist primarily of employee-related relocation assistance (approximately $43 million), facility exit costs (approximately $10 million), as well as other reorganization costs (approximately $8 million). While we may incur severance costs paid to terminating employees in connection with the reorganization, we do not expect these costs to be significant.
Approximately $15 million of these charges will be incurred during fiscal 2006, of which $7 million for the closure of certain UK facilities and $1 million in other costs in connection with our international publishing reorganization were incurred during the three months ended December 31, 2005 and included in restructuring charges in our Condensed Consolidated Statements of Operations. The restructuring accrual of $7 million as of December 31, 2005 is expected to be utilized by March 2017. This accrual is included in other accrued expenses presented in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Fiscal 2004, 2003 and 2002 Restructurings
In fiscal 2004, 2003 and 2002, we entered into various restructurings based on management decisions. As of December 31, 2005, an aggregate of $27 million in cash had been paid out under the restructuring plans. In addition, we have made subsequent net adjustments of approximately $1 million during the three months ended December 31, 2005 relating to projected future cash outlays under the fiscal 2004, 2003 and 2002 restructuring plans. The remaining projected net cash outlay of $7 million is expected to be utilized by January 2009. The facilities-related accrued obligation shown above is net of $9 million of estimated future sub-lease income. The restructuring accrual is included in other accrued expenses presented in Note 7 of the Notes to Condensed Consolidated Financial Statements.
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
Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are expensed to cost of goods sold at the greater of the contractual or effective royalty rate based on expected net product sales. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally made in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the general release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed as research and development as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold at the higher of the contractual or effective royalty rate based on expected net product sales.
Minimum guaranteed royalty obligations are initially recorded as an asset and as a liability at the contractual amount when payment is not contingent upon performance by the licensor. When payment is contingent upon performance by the licensor, we record royalty payments as an asset when actually paid and as a liability when incurred rather than upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of December 31, 2005 and March 31, 2005, approximately $34 million and $51 million, respectively, of minimum guaranteed current and long-term royalty obligations had been recognized and are included in the royalty-related asset and accrual tables below.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimates, then the actual charge taken may be greater in any given quarter than anticipated. We had no impairments during the three and nine months ended December 31, 2005. Impairments for the three and nine months ended December 31, 2004 were $1 million and $3 million, respectively.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of	As of
	December 31,	March 31,
	2005	2005
Other current assets	$70	$59
Other assets	67	76

Royalty-related assets	$137	$135

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

	As of	As of
	December 31,	March 31,
	2005	2005
Accrued and other liabilities	$107	$88
Other liabilities	30	33

Accrued royalties	$137	$121

In addition, as of December 31, 2005, we had approximately $1,429 million that we were committed to pay co-publishing and/or distribution affiliates and content licensors but that were generally contingent upon performance by the counterparty (i.e., delivery of the product or content or other factors) and were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 8 of the Notes to Condensed Consolidated Financial Statements.
(7) BALANCE SHEET DETAILS
Inventories
Inventories as of December 31, 2005 and March 31, 2005 consisted of (in millions):

	As of	As of
	December 31,	March 31,
	2005	2005
Raw materials and work in process	$1	$2
Finished goods (including manufacturing royalties)	75	60

Inventories	$76	$62

Property and Equipment, Net
Property and equipment, net, as of December 31, 2005 and March 31, 2005 consisted of (in millions):

	As of	As of
	December 31,	March 31,
	2005	2005
Computer equipment and software	$429	$381
Buildings	127	106
Leasehold improvements	77	73
Land	57	60
Office equipment, furniture and fixtures	56	53
Warehouse equipment and other	12	12
Construction in progress	45	43

	803	728
Less: Accumulated depreciation	(428)	(375)

Property and equipment, net	$375	$353

Depreciation expense associated with property and equipment amounted to $20 million and $60 million for the three and nine months ended December 31, 2005, respectively. Depreciation expense associated with property and equipment amounted to $18 million and $50 million for the three and nine months ended December 31, 2004, respectively.

Accrued and Other Liabilities
Accrued and other liabilities as of December 31, 2005 and March 31, 2005 consisted of (in millions):

	As of	As of
	December 31,	March 31,
	2005	2005
Accrued income taxes	$215	$267
Other accrued expenses	184	161
Accrued compensation and benefits	150	132
Accrued royalties	107	88
Deferred revenue	58	35
Accrued value added taxes	46	11

Accrued and other liabilities	$760	$694

Income taxes
Change in Effective Income Tax Rate
During the three months ended December 31, 2005, we adjusted our projected annual effective income tax rate from our previous projection of 28 percent to 29 percent (in each case, excluding discrete adjustments). As a result, we recognized $4 million (or $0.01 per basic and diluted share) more income tax expense for both the three and nine months ended December 31, 2005 than we would have recognized had this projected annual effective income tax rate remained at 28 percent.
During the nine months ended December 31, 2005, our effective income tax rate was 27 percent. This rate included various adjustments recorded in the three months ended September 30, 2005 for the resolution of certain tax-related matters with foreign tax authorities, offset by additional income tax provisions resulting from certain intercompany transactions during the three months ended September 30, 2005. The net impact of these adjustments was that we recognized $9 million (or $0.03 per basic and diluted share) less income tax expense for the nine months ended December 31, 2005 than we would have recognized had our projected annual effective income tax rate remained at 29 percent.
During the three months ended December 31, 2004, our effective income tax rate was 31 percent. This differed from our previously projected annual effective income tax rate of 29 percent for fiscal 2005 due to an adjustment recorded in the three months ended December 31, 2004 related to certain tax audit developments and tax charges related to the Criterion acquisition. As a result, we recognized $10 million (or $0.03 per basic and diluted share) more income tax expense during the three months ended December 31, 2004 than we would have recognized had our projected effective income tax rate remained at 29 percent.
(8) COMMITMENTS AND CONTINGENCIES
      Lease Commitments and Residual Value Guarantees
We lease certain of our current facilities and equipment under non-cancelable operating lease agreements. We are required to pay property taxes, insurance and normal maintenance costs for certain of our facilities and will be required to pay any increases over the base year of these expenses on the remainder of our facilities.
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
We believe the estimated fair values of both properties under these operating leases are in excess of their respective guaranteed residual values as of December 31, 2005.
For the two lease agreements with Keybank National Association, as described above, the lease rates are based upon the LIBOR plus a margin and require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of December 31, 2005.

				Actual as of
Financial Covenants		Requirement		December 31, 2005

Consolidated Net Worth (in millions)		equal to or greater than	$2,293	$3,341
Fixed Charge Coverage Ratio		equal to or greater than	3.00	9.34
Total Consolidated Debt to Capital		equal to or less than	60%	6.9%
Quick Ratio —	Q1 & Q2	equal to or greater than	1.00	N/A
	Q3 & Q4	equal to or greater than	1.75	12.65
     Letters of Credit
In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables. The original letter of credit guaranteed our trade payable obligations to Nintendo of Europe of up to €18 million. In April 2005, we reduced the guarantee to €8 million and in September 2005 we increased the guarantee to €15 million. This standby letter of credit expired in July 2005 and was renewed through July 2006. As of December 31, 2005, we had €2 million payable to Nintendo of Europe covered by this standby letter of credit.
In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC in replacement of our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to approximately $1 million. The standby letter of credit expires in December 2006. As of December 31, 2005, we did not have a payable balance covered by this standby letter of credit.
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
Contractually, these payments are considered advances against subsequent royalties on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers. In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation and UEFA (professional soccer); NASCAR (stock car racing); National Basketball Association (professional basketball); PGA TOUR (professional golf); Tiger Woods (professional golf); National Hockey League and NHLPA (professional hockey); Warner Bros. (Harry Potter, Batman and Superman); MGM (James Bond); New Line Productions (The Lord of the Rings); Saul Zaentz Company (The Lord of the Rings); Marvel Enterprises (fighting); John Madden (professional football); National Football League Properties, Arena Football League and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football, basketball and baseball); ISC (stock car racing); Simcoh (Def Jam); Viacom Consumer

Products (The Godfather); Valve Corporation (Half-Life and Counter-Strike); ESPN (content in EA SPORTSTM games); and Twentieth Century Fox Licensing and Merchandising (The Simpsons). These developer and content license commitments represent the sum of (i) the cash payments due under non-royalty-bearing licenses and services agreements and (ii) the minimum payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.
The following table summarizes our minimum contractual obligations and commercial commitments as of December 31, 2005, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations			Commercial Commitments
		Developer/			Letters
Fiscal Year		Licensor		Bank and	of
Ending March 31,	Leases	Commitments (1)	Marketing	Other Guarantees	Credit	Total

2006 (remaining three months)	$21	$27	$6	$2	$3	$59
2007	34	151	33	—	—	218
2008	25	138	30	—	—	193
2009	19	145	30	—	—	194
2010	14	127	31	—	—	172
Thereafter	33	841	197	—	—	1,071

Total	$146	$1,429	$327	$2	$3	$1,907

(1)	Developer/licensor commitments include $34 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of December 31, 2005 because the developer or licensor does not have any performance obligations to us.
The lease commitments disclosed above include contractual rental commitments of $23 million under real estate leases for unutilized office space due to our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other liabilities reported on our Condensed Consolidated Balance Sheets as of December 31, 2005. See Note 5 in the Notes to Condensed Consolidated Financial Statements.
The commitments disclosed above do not include our JAMDAT acquisition commitment. See below.
     Acquisition of JAMDAT
In December 2005, we entered into a definitive merger agreement to acquire JAMDAT Mobile Inc., a global publisher of wireless games and other wireless entertainment applications. We will pay $27 per share in cash in exchange for each share of JAMDAT common stock and assume outstanding stock options for a total purchase price of approximately $680 million, plus transaction costs. This acquisition is subject to customary closing conditions, including approval by JAMDAT’s stockholders and regulatory approvals, and is expected to close during our fourth quarter of fiscal 2006.
     Litigation
On July 29, 2004, a class action lawsuit, Kirschenbaum v. Electronic Arts Inc., was filed against us in Superior Court in San Mateo, California, alleging that we improperly classified “Image Production Employees” in California as exempt employees. On October 17, 2005, the court granted its preliminary approval of a settlement pursuant to which we agreed to make a lump sum payment of $15.6 million, which we paid to a third-party administrator during the three months ended December 31, 2005, to cover (a) all claims allegedly suffered by the class members, (b) plaintiffs’ attorneys’ fees, not to exceed 25% of the total settlement amount, (c) plaintiffs’ costs and expenses, (d) any incentive payments to the named plaintiffs that may be authorized by the court, and (e) all costs of administration of the settlement. On January 27, 2006, the court granted its final approval of the settlement.

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
On March 24, 2005, a class action lawsuit was filed against us and certain of our officers and directors. The complaint, which asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false and misleading statements, was filed in the United States District Court, Northern District of California, by an individual purporting to represent a class of purchasers of EA common stock. Additional class action lawsuits were filed in the same court by other individuals asserting the same claims against us. On May 9, 2005, the court consolidated the complaints, and on January 26, 2006, the court dismissed the consolidated complaint with prejudice. Separately, there are two shareholder derivative actions pending in the Superior Court, San Mateo County, and one shareholder derivative action pending in the United States District Court, Northern District of California, all of which assert claims based on substantially the same factual allegations as set forth in the federal securities class action. We have not yet responded to any of the derivative action complaints.
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

The components of comprehensive income for the three and nine months ended December 31, 2005 and 2004 are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income	$259	$375	$252	$497
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of tax expense (benefit) of $0, $(2) and $5, $(4), respectively	(16)	(3)	38	(6)
Reclassification adjustment for (gains) realized on investments in net income, net of tax (expense) of $0, $0 and $0, $(1), respectively	—	—	—	(1)
Change in unrealized gains on derivative instruments, net of tax expense of $0, $0 and $1, $0, respectively	—	—	4	—
Reclassification adjustment for (gains) realized on derivative instruments in net income, net of tax (expense) of $(2), $0 and $(2), $0, respectively	(4)	—	(4)	—
Foreign currency translation adjustments	1	10	(7)	10

Total other comprehensive income (loss)	$(19)	$7	$31	$3

Total comprehensive income	$240	$382	$283	$500

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
(10) NET INCOME PER SHARE
The following table summarizes the computations of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock unit awards, warrants and other convertible securities using the treasury stock method.

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	December 31,		December 31,

	2005	2004	2005	2004

Net income	$259	$375	$252	$497

Shares used to compute net income per share:
Weighted-average common stock outstanding — basic	301	306	304	304
Dilutive potential common shares	10	11	11	12

Weighted-average common stock outstanding — diluted	311	317	315	316

Net income per share:
Basic	$0.86	$1.23	$0.83	$1.63
Diluted	$0.83	$1.18	$0.80	$1.57
Excluded from the above computation of weighted-average common stock for Diluted EPS for the three and nine months ended December 31, 2005 were options to purchase 8 million and 7 million shares of common stock, respectively, as the options’

exercise price was greater than the average market price of the common shares. The weighted-average exercise price of these options was $62.88 and $63.68 per share, respectively.
Excluded from the above computation of weighted-average common stock for Diluted EPS for the three and nine months ended December 31, 2004 were options to purchase 1 million shares of common stock in each period, as the options’ exercise price was greater than the average market price of the common shares for each period. The weighted-average exercise price of these options was $51.05 and $52.18 per share, respectively.
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
Information about our total net revenue by product line for the three and nine months ended December 31, 2005 and 2004 is presented below (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Consoles
PlayStation 2	$495	$661	$916	$1,135
Xbox	152	233	332	432
Nintendo GameCube	69	109	118	174
Xbox 360	76	—	76	—
Other Consoles	1	6	1	9

Total Consoles	793	1,009	1,443	1,750

PC	148	239	313	446
Mobility
PSP	120	—	197	—
Nintendo DS	36	16	56	16
Game Boy Advance	35	39	48	67
Cellular Handsets	1	—	4	—

Total Mobility	192	55	305	83

Co-publishing and Distribution	99	79	161	195
Internet Services, Licensing and Other
Subscription Services	16	14	45	39
Licensing, Advertising and Other	22	32	43	62

Total Internet Services, Licensing and Other	38	46	88	101

Total Net Revenue	$1,270	$1,428	$2,310	$2,575

Information about our operations in North America, Europe and Asia as of and for the three and nine months ended December 31, 2005 and 2004 is presented below (in millions):

	North
	America	Europe	Asia	Total

Three months ended December 31, 2005
Net revenue from unaffiliated customers	$618	$577	$75	$1,270
Interest income, net	12	5	—	17
Depreciation and amortization	14	7	1	22
Total assets	2,760	1,460	111	4,331
Capital expenditures	26	5	—	31
Long-lived assets	347	201	9	557

Three months ended December 31, 2004
Net revenue from unaffiliated customers	$692	$666	$70	$1,428
Interest income, net	10	2	—	12
Depreciation and amortization	12	7	1	20
Total assets	2,987	1,332	117	4,436
Capital expenditures	30	3	4	37
Long-lived assets	284	195	10	489

Nine months ended December 31, 2005
Net revenue from unaffiliated customers	$1,245	$912	$153	$2,310
Interest income, net	37	15	—	52
Depreciation and amortization	43	22	3	68
Capital expenditures	69	15	3	87

Nine months ended December 31, 2004
Net revenue from unaffiliated customers	$1,376	$1,066	$133	$2,575
Interest income, net	24	5	—	29
Depreciation and amortization	33	18	2	53
Capital expenditures	65	12	5	82
Our direct sales to Wal-Mart Stores, Inc. represented approximately 12 and 13 percent of total net revenue for the three and nine months ended December 31, 2005, respectively, and approximately 13 and 14 percent of total net revenue for the three and nine months ended December 31, 2004, respectively. Our direct sales to GameStop Corp. represented approximately 11 percent of total net revenue for the three months ended December 31, 2005.
(12) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In June 2005, the FASB directed its staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The FASB retitled this FSP as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The final FSP supersedes EITF Issue No. 03-1 and EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The final FSP replaces the guidance set forth in paragraphs 10 through 18 of EITF Issue No. 03-1 with references to existing other-than-temporary impairment guidance. In September 2005, the FASB decided to retain the paragraph in the proposed FSP on how to account for debt securities subsequent to an other-than-temporary impairment. The FASB also decided to add a footnote to clarify that the proposed FSP does not address when a holder of a debt security would place a debt security on nonaccrual status or how to subsequently report income on a nonaccrual debt security. The FASB decided that transition would be applied prospectively and the effective date would be reporting periods beginning after December 15, 2005. In November 2005, the FASB issued FSP FAS 115-1. We believe the adoption of the measurement and recognition guidance in FSP FAS 115-1 will not have a material impact on our consolidated financial statements.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We believe the adoption of SFAS No. 151 will not have a material impact on our consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe that, upon adoption, SFAS No. 154 will have a material impact on our consolidated financial statements, however, after adoption, if a change in accounting principle is made, SFAS No. 154 could have a material impact on our consolidated financial statements.
In October 2005, the FASB issued FSP FAS No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period”, which provides that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. FSP FAS No. 13-1 is required to be applied to the first reporting period beginning after December 15, 2005. We do not believe the adoption of FSP FAS No. 13-1 will have a material impact on our consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of December 31, 2005, the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2005 and December 25, 2004, and the related condensed consolidated statement of cash flows for the nine-month periods ended December 31, 2005 and December 25, 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
February 7, 2006

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
OVERVIEW
The following overview is a top-level discussion of our operating results as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and nine months ended December 31, 2005, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” or the Condensed Consolidated Financial Statements and related notes. Additional information can be found within the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed with the SEC on June 7, 2005 and in other documents we have filed with the SEC.
About Electronic Arts
We develop, market, publish and distribute interactive software games that are playable by consumers on home video game consoles (such as the Sony PlayStation® 2, Microsoft Xbox® and Xbox 360TM , and Nintendo GameCubeTM consoles), personal computers, mobile platforms — including hand-held game players (such as the Game Boy® Advance, Nintendo DSTM and PlayStation® Portable “PSPTM”) and cellular handsets — and online, over the Internet and other proprietary online networks. Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The SimsTM and Need for SpeedTM). Our goal is to develop titles which appeal to the mass markets, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this are the annual iterations of our sports-based franchises (e.g., NCAA® Football and FIFA Soccer), titles based on long-lived movie properties (e.g., James BondTM and Harry Potter) and wholly-owned properties that can be successfully sequeled (e.g., The Sims and Need for Speed).
Overview of Financial Results
Total net revenue for the three months ended December 31, 2005 was $1,270 million, down 11 percent as compared to the three months ended December 31, 2004. Net revenue for the three months ended December 31, 2005 was driven by sales of Need for Speed™ Most Wanted, FIFA 06, Harry Potter and the Goblet of Fire™, the Sims™ 2 and Madden NFL 06, each selling over two million copies in the quarter. NBA Live 06, SSX™ On Tour, Tiger PGA Tour® 06, From Russia with Love™ and Battlefield 2: Modern Combat™ also had strong sales, each selling over one million copies in the quarter.
Net income for the three months ended December 31, 2005 was $259 million as compared to $375 million for the three months ended December 31, 2004. Diluted net income per share for the three months ended December 31, 2005 was $0.83 as compared to $1.18 for the three months ended December 31, 2004.
We generated $259 million in cash from operating activities during the nine months ended December 31, 2005 as compared to generating $160 million for the nine months ended December 31, 2004. The increase in cash generated from operating activities was primarily due to a higher percentage of net revenue recognized in the first two months of our third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005, which allowed us to collect a higher percentage of our net revenue during the quarter.

Management’s Overview of Historical and Prospective Business Trends
Transition to Next-Generation Consoles. Our industry is cyclical and has entered into a transition stage heading into the next cycle. In November 2005, Microsoft launched the Xbox 360, and over the course of the next twelve months, we expect Sony and Nintendo to introduce new video game consoles, as well. During this transition, we intend to continue developing new titles for the current generation of video game consoles while we also continue to make significant investments in the development of products that operate on the next-generation consoles. We have incurred, and expect to continue to incur, higher costs during this transition to next-generation consoles. Moreover, we expect development costs for next-generation video games to be greater on a per-title basis than development costs for current-generation video games. We also expect that, as the current generation of consoles reach the end of their cycle and next-generation consoles are introduced into the market, sales of video games for current-generation consoles will continue to decline as consumers replace their current-generation consoles with next-generation consoles, or defer game software purchases until they are able to purchase a next-generation platform. We also expect our operating expenses to increase for the fiscal year ending March 31, 2006 as compared to prior fiscal years, primarily as a result of the transition. In addition, we expect our net revenue, gross profit and net income to decrease in our fiscal year ending March 31, 2006 as compared to the prior fiscal year. Throughout the remainder of this transition, we expect our operating results to continue to be volatile and difficult to predict, which could cause our stock price to fluctuate significantly.
Expansion of Mobile Platforms. The introduction of the PSP and Nintendo DS has resulted in increased sales of titles for mobile platforms. During the three months ended December 31, 2005, our net revenue from sales of our titles for mobile platforms increased to $192 million from $55 million for the three months ended December 31, 2004. Similarly, during the nine months ended December 31, 2005, our net revenue from sales of our titles for mobile platforms increased to $305 million from $83 million for the nine months ended December 31, 2004. As the mobile platform installed base continues to grow, we expect that sales of our titles for these platforms may become an increasingly important part of our business, particularly during the transition from current-generation to next-generation consoles.
Increasing Cost of Titles. Titles have become increasingly expensive to produce and market as the platforms on which they are played continue to advance technologically and consumers demand continual improvements in the overall gameplay experience. We expect this trend to continue throughout the transition from current-generation to next-generation consoles as (1) we become more familiar with, and gain expertise in, developing titles for next-generation consoles, (2) we require larger production teams to create our titles, (3) the technology needed to develop titles becomes more complex, (4) the number and nature of the platforms for which we develop titles increases and becomes more diverse, (5) the cost of licensing the third-party intellectual property we use in many of our titles increases, and (6) we develop new methods to distribute our content via the Internet and on hand-held and wireless devices.
Software Prices. We expect the average prices of our titles for current-generation consoles to continue to decline as (1) more value-oriented consumers purchase current-generation consoles, (2) a greater number of competitive titles are published, and (3) consumers defer purchases in anticipation of next-generation consoles. As a result, we expect our gross margins to be negatively impacted.
Sales of “Hit” Titles. Sales of “hit” titles, several of which were top sellers across a number of international markets, contributed significantly to our net revenue. Our top-selling titles across all platforms worldwide during the three months ended December 31, 2005 were Need for Speed Most Wanted, FIFA 06, Harry Potter and the Goblet of Fire, The Sims 2 and Madden NFL 06. Hit titles are important to our financial performance because they benefit from overall economies of scale. We have developed, and it is our objective to continue to develop, many of our hit titles to become franchise titles that can be regularly iterated.
International Operations and Sales and Foreign Exchange Impact. Net revenue from international sales accounted for approximately 46 percent of our total net revenue during the first nine months of fiscal 2006 and approximately 47 percent of our total net revenue during the first nine months of fiscal 2005. Our international net revenue was primarily driven by sales in Europe and, to a lesser extent, in Asia. Foreign exchange rates had an unfavorable impact on our net revenue of $12 million, or less than 1 percent, for the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004. Foreign exchange rates had an unfavorable impact on our net revenue of $21 million, or 1 percent, for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. We expect foreign currency movements to negatively impact our revenue for the remaining three months of fiscal 2006. We anticipate that international net revenue will increase as a percentage of net revenue during the remainder of fiscal 2006 as the console installed base continues to expand outside of North America. In particular, we believe that in order to succeed in Asia, it is important to develop content locally. As such, we expect to continue to devote resources to hiring local development talent and expanding our infrastructure outside of North America, most notably, through the expansion and creation of local studio facilities in Asia. In addition, we anticipate establishing online game marketing, publishing and distribution functions in China. As part of this strategy, we may seek to partner with established local companies through acquisitions, joint ventures or other similar arrangements. Our international business has also grown through acquisitions and investments such as our acquisition of Criterion Software Group Ltd. and our tender offer for Digital Illusions C.E. (“DICE”) in fiscal 2005.
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
Acquisition of JAMDAT. In December 2005, we entered into a definitive merger agreement to acquire JAMDAT Mobile Inc., a global publisher of wireless games and other wireless entertainment applications. We will pay $27 per share in cash in exchange for each share of JAMDAT common stock and assume outstanding stock options for a total purchase price of approximately $680 million, plus transaction costs. This acquisition is subject to customary closing conditions, including approval by JAMDAT’s stockholders and regulatory approvals, and is expected to close during our fourth quarter of fiscal 2006.
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
Revenue Recognition, Sales Returns, Allowances and Bad Debt Reserves
We principally derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PlayStation 2, Xbox, Xbox 360 and Nintendo GameCube), PCs and mobile platforms including hand-held game players (such as the Nintendo Game Boy Advance, Nintendo DS and Sony PSP) and cellular handsets. We evaluate the recognition of revenue based on the criteria set forth in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four of the following criteria are met:
•	Evidence of an arrangement: Evidence of an agreement with the customer that reflects the terms and conditions to deliver products must be present in order to recognize revenue.
•	Delivery: Delivery is considered to occur when the products are shipped and risk of loss and reward have been transferred to the customer. For online games and services, revenue is recognized as the service is provided.
•	Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable.

•	Collection is deemed probable: At the time of the transaction, we conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).
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
Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are expensed to cost of goods sold at the greater of the contractual or effective royalty rate based on expected net product sales. Significant judgment is required to estimate the effective royalty rate for a particular contract. Because the computation of effective royalty rates requires us to project future revenue, it is inherently subjective as our future revenue projections must anticipate (1) the total number of titles subject to the contract, (2) the timing of the release of these titles, (3) the number of software units we expect to sell, and (4) future pricing. Determining the effective royalty rate for hit-based titles is particularly difficult due to the inherent risk of such titles. Accordingly, if our future revenue projections change, our effective royalty rates would change, which could impact the royalty expense we recognize. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the general release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed as research and development as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold at the higher of the contractual or effective royalty rate based on expected net product sales.
Minimum guaranteed royalty obligations are initially recorded as an asset and as a liability at the contractual amount when no significant performance remains with the licensor. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid rather than upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of December 31, 2005 and March 31, 2005, approximately $34 million and $51 million, respectively, of minimum guaranteed current and long-term royalty obligations had been recognized.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. We had no impairments during the three and nine months ended December 31, 2005. Impairments for the three and nine months ended December 31, 2004 were $1 million and $3 million, respectively.
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
Under current accounting standards, we make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate a potential impairment in the remaining value of the assets recorded on our condensed consolidated balance sheets. In order to determine if a potential impairment has occurred, management makes various assumptions about the future value of the asset by evaluating future business prospects and estimated cash flows. Our future net cash flows are primarily dependent on the sale of products for play on proprietary video game consoles, hand-held game players and PCs (collectively referred to as “platforms”). The success of our products is affected by our ability to accurately predict which platforms and which products we develop will be successful. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Due to product sales shortfalls, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge being recorded in the future. There were no impairment charges recorded in the three and nine months ended December 31, 2005 and 2004.
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

In addition, changes in our business, including acquisitions, changes in our international structure, changes in the geographic location of business functions, changes in the geographic mix and amount of income, as well as changes in our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate and result in a variance between the projected effective tax rate for any quarter and the final effective tax rate for the fiscal year. For example, during the three months ended September 30, 2005, we resolved various tax-related matters with foreign tax authorities which decreased our tax expense and engaged in certain intercompany transactions which increased our income tax expense. Collectively, these items resulted in a net decrease in tax expense for the quarter of approximately $9 million. Conversely, we expect our acquisition of JAMDAT Mobile Inc. to adversely impact our effective tax rate.
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
RESULTS OF OPERATIONS
Our fiscal year is reported on a 52/53-week period that, historically, has ended on the final Saturday of March in each year. Beginning with the current fiscal year ending March 31, 2006, we will end our fiscal year on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2006 and 2005 contain the following number of weeks:

Fiscal Years Ended	Number of Weeks	Fiscal Period End Date
March 31, 2006	53 weeks	April 1, 2006
March 31, 2005	52 weeks	March 26, 2005
Our results of operations for the three and nine months ended December 31, 2005 and 2004 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended December 31, 2005	13 weeks	December 31, 2005
Nine months ended December 31, 2005	40 weeks	December 31, 2005

Three months ended December 31, 2004	13 weeks	December 25, 2004
Nine months ended December 31, 2004	39 weeks	December 25, 2004
For the three months ended June 30, 2005, there was one additional week included in our results of operations as compared to the three months ended June 30, 2004.
For simplicity of presentation, all fiscal periods are treated as ending on a calendar month end.
Net Revenue
We principally derive net revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PlayStation 2, Xbox, Xbox 360 and Nintendo GameCube), PCs and mobile platforms which include hand-held game players (such as the Nintendo Game Boy Advance, Nintendo DS and Sony PSP) and cellular handsets. Additionally, in Europe and Asia, we generate a significant portion of net revenue by marketing and selling third-party interactive software games through our established distribution network. We also derive net revenue from selling subscriptions to some of our online games, programming third-party web sites with our game content, allowing other companies to manufacture and sell our products in conjunction with other products, and selling advertisements on our online web pages.

From a geographical perspective, our total net revenue for the three and nine months ended December 31, 2005 and 2004 was as follows (in millions):

	Three Months Ended December 31,				Increase /	%
	2005		2004		(Decrease)	Change

North America	$618	49%	$692	48%	$(74)	(11%)

Europe	577	45%	666	47%	(89)	(13%)
Asia	75	6%	70	5%	5	7%

International	652	51%	736	52%	(84)	(11%)

Total Net Revenue	$1,270	100%	$1,428	100%	$(158)	(11%)

	Nine Months Ended December 31,				Increase /	%
	2005		2004		(Decrease)	Change

North America	$1,245	54%	$1,376	53%	$(131)	(10%)

Europe	912	39%	1,066	42%	(154)	(14%)
Asia	153	7%	133	5%	20	15%

International	1,065	46%	1,199	47%	(134)	(11%)

Total Net Revenue	$2,310	100%	$2,575	100%	$(265)	(10%)

North America
For the three months ended December 31, 2005, net revenue in North America was $618 million, driven primarily by sales of Need for Speed Most Wanted, Madden NFL 06, Harry Potter and the Goblet of Fire and The Sims 2 as well as sales of titles for the PSP, which was launched in North America during the three months ended March 31, 2005, and sales of titles for the Xbox 360 launched during the three months ended December 31, 2005. Overall, net revenue decreased $74 million, or 11 percent, as compared to the three months ended December 31, 2004. The decrease in current-year net revenue was primarily due to (1) lower sales from our NFL Street franchise and the release of The UrbzTM: Sims in the CityTM during the three months ended December 31, 2004 as there were no corresponding titles released during the three months ended December 31, 2005, (2) lower sales from our Lord of the Rings franchise which was released on multiple platforms during the three months ended December 31, 2004 as compared to the release of the current-year title on one platform, the PSP, during the three months ended December 31, 2005, and (3) lower sales from our Need for Speed franchise. The overall decrease in net revenue was mitigated by (1) the release of Harry Potter and the Goblet of Fire and Battlefield 2: Modern Combat during the third quarter of fiscal 2006, as well as (2) higher revenue from our Madden franchise primarily resulting from the release of Madden NFL 06 on the Xbox 360 and PSP in the current year.
For the nine months ended December 31, 2005, net revenue in North America was $1,245 million, driven primarily by sales of Madden NFL 06, Need for Speed Most Wanted, NBA LIVE 06 and NCAA Football 06, as well as sales of titles for the PSP and Xbox 360. Overall, net revenue was down $131 million, or 10 percent, as compared to the nine months ended December 31, 2004. This decrease was primarily due to (1) lower sales from our NFL Street, Fight Night and Def Jam franchises and the release of The Urbz: Sims in the City during the three months ended December 31, 2004 as there were no corresponding titles released during the nine months ended December 31, 2005, (2) lower sales from our Lord of the Rings franchise which was released on multiple platforms during the three months ended December 31, 2004 as compared to the release of the current-year title on one platform, the PSP, during the three months ended December 31, 2005, and (3) lower sales from our Need for Speed franchise. The overall decrease in net revenue was mitigated by current-year sales from (1) the release of Battlefield 2: Modern Combat during the third quarter of fiscal 2006, (2) higher revenue from our Madden franchise primarily resulting from the release of Madden NFL 06 on the Xbox 360 and PSP in the current year, as well as (3) the current-year release of Marvel NemesisTM: Rise of the ImperfectsTM.
Europe
For the three months ended December 31, 2005, net revenue in Europe was $577 million, driven primarily by sales of Need for Speed Most Wanted, FIFA 06, Harry Potter and the Goblet of Fire and The Sims 2, as well as sales of titles for the PSP which was launched in Europe during the three months ended September 30, 2005 and sales of titles for the Xbox 360 launched during the three months ended December 31, 2005. Overall, net revenue declined $89 million, or 13 percent, as compared to the three months ended December 30, 2004. We estimate that foreign exchange rates (primarily the Euro and the British pound sterling) decreased reported European net revenue by approximately $20 million, or 3 percent, net of realized gains from hedging activities, for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. The decrease in net revenue was primarily due to (1) lower sales from our Lord of the Rings franchise, (2) lower sales from our FIFA franchise resulting from the release of FIFA 06 in Europe during the second quarter of fiscal 2006 as compared to FIFA Soccer 2005, which was released in the third quarter of fiscal 2005, and (3) the release of The Urbz: Sims in the City during the three months ended December 31, 2004 as there was no corresponding title released during the three months ended December 31, 2005. The overall decline in net revenue was mitigated by the release of Harry Potter and the Goblet of Fire during the third quarter of fiscal 2006.
For the nine months ended December 31, 2005, net revenue in Europe was $912 million, driven primarily by sales of FIFA 06, Need for Speed Most Wanted, Harry Potter and the Goblet of Fire and The Sims 2, as well as sales of titles for the PSP and Xbox 360. Overall, net revenue declined $154 million, or 14 percent, as compared to the nine months ended December 31, 2004. We estimate that foreign exchange rates (primarily the Euro and the British pound sterling) decreased reported European net revenue by approximately $14 million, or 1 percent, net of realized gains from hedging activities, for the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004. Excluding the effect of foreign exchange rates, we estimate that European net revenue decreased by approximately $140 million, or 13 percent, for the nine months ended December 31, 2005. The overall decrease in net revenue was primarily due to (1) lower sales from our Lord of the Rings and The Sims franchises, (2) the release of The Urbz: Sims in the City during the three months ended December 31, 2004 as there was no corresponding title released during the nine months ended December 31, 2005, and (3) higher prior year sales of UEFA Euro 2004TM, which was released in the three months ended June 30, 2004 in conjunction with the UEFA Euro 2004 football tournament held in Europe. The overall decrease in net revenue was mitigated by the release of multiple titles from our Battlefield franchise during fiscal 2006.
Asia
For the three months ended December 31, 2005, net revenue in Asia increased by $5 million, or 7 percent, as compared to the three months ended December 31, 2004. We estimate that foreign exchange rates decreased reported Asia net revenue by approximately $1 million, or 2 percent, for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. The increase in net revenue for the three months ended December 31, 2005 was driven primarily by sales of titles for the PSP.
For the nine months ended December 31, 2005, net revenue in Asia increased by $20 million, or 15 percent, as compared to the nine months ended December 31, 2004. We estimate that foreign exchange rates increased reported Asia net revenue by approximately $2 million, or 1 percent, for the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004. The increase in net revenue for the nine months ended December 31, 2005 was driven primarily by sales of titles for the PSP.

Our total net revenue by product line for the three and nine months ended December 31, 2005 and 2004 was as follows (in millions):

	Three Months Ended December 31,				Increase/	%
	2005		2004		(Decrease)	Change

Consoles
PlayStation 2	$495	39%	$661	46%	$(166)	(25%)
Xbox	152	12%	233	16%	(81)	(35%)
Nintendo GameCube	69	5%	109	8%	(40)	(37%)
Xbox 360	76	6%	—	0%	76	n/a
Other Consoles	1	0%	6	1%	(5)	(83%)

Total Consoles	793	62%	1,009	71%	(216)	(21%)

PC	148	12%	239	17%	(91)	(38%)
Mobility
PSP	120	9%	—	0%	120	n/a
Nintendo DS	36	3%	16	1%	20	125%
Game Boy Advance	35	3%	39	3%	(4)	(10%)
Cellular Handsets	1	0%	—	0%	1	n/a

Total Mobility	192	15%	55	4%	137	249%

Co-publishing and Distribution	99	8%	79	5%	20	25%
Internet Services, Licensing and Other
Subscription Services	16	1%	14	1%	2	14%
Licensing, Advertising and Other	22	2%	32	2%	(10)	(31%)

Total Internet Services, Licensing and Other	38	3%	46	3%	(8)	(17%)

Total Net Revenue	$1,270	100%	$1,428	100%	$(158)	(11%)

	Nine Months Ended December 31,				Increase/	%
	2005		2004		(Decrease)	Change

Consoles
PlayStation 2	$916	40%	$1,135	44%	$(219)	(19%)
Xbox	332	14%	432	17%	(100)	(23%)
Nintendo GameCube	118	5%	174	7%	(56)	(32%)
Xbox 360	76	3%	—	0%	76	n/a
Other Consoles	1	0%	9	0%	(8)	(89%)

Total Consoles	1,443	62%	1,750	68%	(307)	(18%)

PC	313	14%	446	17%	(133)	(30%)
Mobility
PSP	197	9%	—	0%	197	n/a
Nintendo DS	56	2%	16	1%	40	250%
Game Boy Advance	48	2%	67	2%	(19)	(28%)
Cellular Handsets	4	0%	—	0%	4	n/a

Total Mobility	305	13%	83	3%	222	267%

Co-publishing and Distribution	161	7%	195	8%	(34)	(17%)
Internet Services, Licensing and Other
Subscription Services	45	2%	39	2%	6	15%
Licensing, Advertising and Other	43	2%	62	2%	(19)	(31%)

Total Internet Services, Licensing and Other	88	4%	101	4%	(13)	(13%)

Total Net Revenue	$2,310	100%	$2,575	100%	$(265)	(10%)

PlayStation 2
For the three months ended December 31, 2005, net revenue from sales of titles for the PlayStation 2 was $495 million, driven primarily by sales of Need for Speed Most Wanted, FIFA 06 and Harry Potter and the Goblet of Fire. We released eight titles for the Play Station 2 during the three months ended December 31, 2005, as compared to nine titles in the three months ended December 31, 2004. Overall, PlayStation 2 net revenue decreased $166 million, or 25 percent, as compared to the three months ended December 31, 2004. The decrease in current-year net revenue was primarily due to (1) lower sales of current-year releases from our Need for Speed franchise, (2) lower sales from our NBA Live franchise resulting from the release of NBA LIVE 06 during the second quarter of fiscal 2006 as compared to NBA LIVE 2005, which was released in the third quarter of fiscal 2005, (3) lower sales from our Lord of the Rings franchise, which did not have a current-year release, (4) the release of The Urbz: Sims in the City during the three months ended December 31, 2004 as there was no corresponding title released during the three months ended December 31, 2005, and (5) lower sales from our FIFA franchise as FIFA 06 was released in Europe during the three months ended September 30, 2005, as compared to FIFA Soccer 2005, which was released during the three months ended December 31, 2004. The overall decrease in net revenue was mitigated by the release of Harry Potter and the Goblet of Fire during the three months ended December 31, 2005.
For the nine months ended December 31, 2005, net revenue from sales of titles for the PlayStation 2 was $916 million, driven primarily by sales of Madden NFL 06, Need for Speed Most Wanted and FIFA 06. We released 20 titles for the PlayStation 2 during the nine months ended December 31, 2005, as compared to 21 titles in the nine months ended December 31, 2004. Overall, PlayStation 2 net revenue decreased $219 million, or 19 percent, as compared to the nine months ended December 31, 2004. The decrease was primarily due to (1) lower sales from our Lord of the Rings, Fight Night and Def Jam franchises, none of which had current-year releases, (2) the release of The Urbz: Sims in the City during the three months ended December 31, 2004 as there was no corresponding title released during the nine months ended December 31, 2005, and (3) lower sales of current-year releases from our Need for Speed and Bond franchises. The overall decrease in net revenue was mitigated by the release of Medal of Honor European Assault™, which did not have a corresponding release in the nine months ended December 31, 2004.
Xbox
For the three months ended December 31, 2005, net revenue from sales of titles for the Xbox was $152 million, driven primarily by sales of Need for Speed Most Wanted and Battlefield 2: Modern Combat. We released eight titles for the Xbox during the three months ended December 31, 2005, as compared to nine titles in the three months ended December 31, 2004. Overall, Xbox net revenue decreased $81 million, or 35 percent, as compared to the three months ended December 31, 2004. The decrease was primarily due to (1) lower sales of current-year releases from our Need for Speed and FIFA franchises, (2) lower sales from our NBA Live franchise resulting from the release of NBA LIVE 06 during the second quarter of fiscal 2006 as compared to NBA LIVE 2005, which was released in the third quarter of fiscal 2005, (3) lower sales from our Lord of the Rings and NFL Street franchises, neither of which had a current-year release, and (4) the release of The Urbz: Sims in the City during the three months ended December 31, 2004, as there was no corresponding title released during the three months ended December 31, 2005.
For the nine months ended December 31, 2005, net revenue from sales of titles for the Xbox was $332 million, driven primarily by sales of Madden NFL 06 and Need for Speed Most Wanted. We released 20 titles for the Xbox during each of the nine-month periods ended December 31, 2005 and December 31, 2004. Overall, Xbox net revenue decreased $100 million, or 23 percent, as compared to the nine months ended December 31, 2004. The decrease was primarily due to (1) lower sales from our Lord of the Rings, Fight Night and Def Jam franchises, none of which had current-year releases, (2) the release of The Urbz: Sims in the City, during the three months ended December 31, 2004 as there was no corresponding title released during the nine months ended December 31, 2005, and (3) lower sales of current-year releases from our Need for Speed and Bond franchises. The overall decrease in net revenue was mitigated by the release of Battlefield 2: Modern Combat, which did not have a corresponding release in the nine months ended December 31, 2004.
Xbox 360
The Xbox 360 was launched in limited quantities in North America, Europe and Japan, during the three months ended December 31, 2005. Net revenue from sales of titles for the Xbox 360, was $76 million for the three and nine months ended December 31, 2005, driven by sales of Need for Speed Most Wanted, Madden NFL 06 and three other titles released for the Xbox 360 during the three months ended December 31, 2005.

Nintendo GameCube
For the three months ended December 31, 2005, net revenue from sales of titles for the Nintendo GameCube was $69 million, driven primarily by sales of Need for Speed Most Wanted and Harry Potter and the Goblet of Fire. We released five titles for the Nintendo GameCube during the three months ended December 31, 2005, as compared to seven titles in the three months ended December 31, 2004. Overall, Nintendo GameCube net revenue decreased $40 million, or 37 percent, as compared to three months ended December 31, 2004. The decrease was primarily due to (1) lower sales from our Lord of the Rings and NFL Street franchises, neither of which had current-year releases, (2) the release of The Urbz: Sims in the City during the three months ended December 31, 2004 as there was no corresponding title released during the three months ended December 31, 2005, and (3) lower sales of current-year releases from our Need for Speed, Bond and FIFA franchises. The overall decrease in net revenue was mitigated by the release of Harry Potter and the Goblet of Fire during the three months ended December 31, 2005.
For the nine months ended December 31, 2005, net revenue from sales of titles for the Nintendo GameCube was $118 million, driven primarily by sales of Need for Speed Most Wanted, Harry Potter and the Goblet of Fire and Madden NFL 06. We released 13 titles for the Nintendo GameCube during the nine months ended December 31, 2005, as compared to 15 titles in the nine months ended December 31, 2004. Overall, Nintendo GameCube net revenue decreased $56 million, or 32 percent, as compared to the nine months ended December 31, 2004. The decrease was primarily due to (1) lower sales from our Lord of the Rings, NFL Street and Def Jam franchises, none of which had current-year releases, (2) the release of The Urbz: Sims in the City during the three months ended December 31, 2004 as there was no corresponding title released during the nine months ended December 31, 2005, and (3) lower sales of current-year releases from our Need for Speed and Bond franchises.
PC
For the three months ended December 31, 2005, net revenue from sales of titles for the PC was $148 million, driven primarily by sales of titles from our Sims franchise, Need for Speed Most Wanted and Harry Potter and the Goblet of Fire. We released seven titles for the PC during each of the three-month periods ended December 31, 2005 and December 31, 2004. Overall, PC net revenue decreased $91 million, or 38 percent, as compared to three months ended December 31, 2004. The decrease was primarily due to (1) lower sales from our Lord of the Rings and Medal of Honor franchises, neither of which had titles released during the three months ended December 31, 2005, and (2) significantly higher prior year sales of The Sims 2. The overall decrease in net revenue was mitigated by the current-year release of Battlefield 2: Special Forces™. Starting on January 27, 2005, we consolidated DICE’s financial results into our financial statements, and, therefore, have characterized Battlefield 2 PC-based revenue as part of our PC product line. Prior to consolidating DICE’s financial results, we classified revenue from the Battlefield franchise as co-publishing and distribution revenue.
For the nine months ended December 31, 2005, net revenue from sales of titles for the PC was $313 million, driven primarily by sales of titles from our Sims franchise and Battlefield 2. We released 15 titles for the PC during the nine months ended December 31, 2005, as compared to 16 titles in the nine months ended December 31, 2004. Overall, PC net revenue decreased $133 million, or 30 percent, as compared to the nine months ended December 31, 2004. The decrease was primarily due to (1) significantly higher prior year sales of The Sims 2, and (2) lower sales from our Medal of Honor and Lord of the Rings franchises, neither of which had titles released during the nine months ended December 31, 2005. The overall decrease in net revenue was mitigated by current-year sales of products from our Battlefield franchise.
Mobility
Net revenue from mobile products increased from $55 million in the three months ended December 31, 2004 to $192 million in the three months ended December 31, 2005. Mobile products include games for all mobile devices such as hand-helds and cellular handsets. The increase in mobility net revenue for the three months ended December 31, 2005 was primarily due to sales of titles for the PSP and the Nintendo DS that were released in certain regions during the six months ended March 31, 2005.
Net revenue from mobile products increased from $83 million in the nine months ended December 31, 2004 to $305 million in the nine months ended December 31, 2005. The increase in mobility net revenue was primarily due to sales of titles for the PSP and Nintendo DS. The increase was partially offset by lower sales of titles for the Game Boy Advance.

Co-Publishing and Distribution
Net revenue from co-publishing and distribution products increased from $79 million in the three months ended December 31, 2004 to $99 million in the three months ended December 31, 2005. The increase was primarily due to revenue from Half-Life® 2 and the release of Black & White™ 2 during the three months ended December 31, 2005.
Net revenue from co-publishing and distribution products decreased from $195 million in the nine months ended December 31, 2004 to $161 million in the nine months ended December 31, 2005. The decrease was primarily due to (1) the change in our classification of sales of products from our Battlefield franchise, which, as discussed above, we no longer classify as co-publishing and distribution revenue, and (2) higher prior-year sales of various co-publishing and distribution titles.
Subscription Services
Net revenue from subscription services increased from $39 million in the nine months ended December 31, 2004 to $45 million in the nine months ended December 31, 2005. The increase in net revenue was primarily due to an increase in the number of paying subscribers to Club Pogo™, partially offset by a decrease in net revenue from Ultima Online™ and The Sims Online™.
Cost of Goods Sold
Cost of goods sold for our disk-based and cartridge-based products consists of (1) product costs, (2) certain royalty expenses for celebrities, professional sports and other organizations and independent software developers, (3) manufacturing royalties, net of volume discounts and other vendor reimbursements, (4) expenses for defective products, (5) write-offs of post-launch prepaid royalty costs, (6) amortization of certain intangible assets, and (7) operations expenses. Volume discounts are generally recognized upon achievement of milestones and vendor reimbursements are generally recognized as the related revenue is recognized. Cost of goods sold for our online product subscription business consists primarily of data center and bandwidth costs associated with hosting our web sites, credit card fees and royalties for use of third-party intellectual properties. Cost of goods sold for our web site advertising business primarily consists of ad-serving costs.
Cost of goods sold for the three and nine months ended December 31, 2005 and 2004 were as follows (in millions):

	December 31,	% of Net	December 31,	% of Net
	2005	Revenue	2004	Revenue	% Change

Three months ended	$502	39.5%	$503	35.2%	(0.2%)

Nine months ended	$937	40.6%	$963	37.4%	(2.7%)

In the three and nine months ended December 31, 2005, cost of goods sold as a percentage of total net revenue increased by 4.3 and 3.2 percentage points, respectively. These increases were driven by:

•	Higher average product costs as a percentage of total net revenue in North America and Europe during the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 driven by lower average revenue per unit resulting from pricing actions taken or expected to be taken;

•	Higher costs as a percentage of total net revenue associated with our co-publishing and distribution agreements as Half Life 2, Black & White 2 and Resident Evil® 4 were released; and

•	Higher license royalties as a percentage of total net revenue due to our new license agreements with the NFL, Players Inc. and Collegiate Licensing Company.
Offsetting the increases in both the three and nine months ended December 31, 2005 as compared to the three and nine months ended December 31, 2004 were lower net manufacturing royalties and lower third-party development royalties as a percentage of total net revenue due to the internal development of Burnout™ Revenge in the current year as compared to the external development of Burnout™ 3:Takedown™ in the prior year.
We expect cost of goods sold to increase as a percentage of total net revenue during fiscal 2006 as compared to fiscal 2005. We have experienced and expect to continue to see margin pressure as a result of decreases in average selling prices as current-generation platforms mature and our industry transitions to next-generation technology. In addition, we have experienced higher license royalty rates as a percentage of revenue and expect this trend to continue. Although there can be no assurance, and our actual results could differ materially, we expect this pressure to be partially offset by lower net manufacturing royalty rates and lower third-party development royalties.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs and advertising, marketing and promotional expenses, net of advertising expense reimbursements from third parties.
Marketing and sales expenses for the three and nine months ended December 31, 2005 and 2004 were as follows (in millions):

	December 31,	% of Net	December 31,	% of Net
	2005	Revenue	2004	Revenue	$ Change	% Change

Three months ended	$147	12%	$133	9%	$14	11%

Nine months ended	$329	14%	$304	12%	$25	8%

For the three and nine months ended December 31, 2005, marketing and sales expenses increased by $14 million, or 11 percent, and $25 million, or 8 percent, respectively, as compared to the three and nine months ended December 31, 2004. These increases were primarily due to (1) our marketing and advertising, promotional and related contracted service expenses as a result of increased advertising to support our titles, and (2) an increase in facility-related expenses in support of our marketing and sales functions worldwide.
We expect marketing and sales expense as a percentage of net revenue to increase for the twelve months ending March 31, 2006 as compared to the prior fiscal year.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and nine months ended December 31, 2005 and 2004 were as follows (in millions):

	December 31,	% of Net	December 31,	% of Net
	2005	Revenue	2004	Revenue	$ Change	% Change

Three months ended	$58	5%	$78	5%	$(20)	(26%)

Nine months ended	$160	7%	$155	6%	$5	3%

For the three months ended December 31, 2005, general and administrative expenses decreased by $20 million, or 26 percent, as compared to the three months ended December 31, 2004 primarily due to higher personnel-related litigation expenses and other employee-related costs in the prior year.
For the nine months ended December 31, 2005, general and administrative expenses increased by $5 million, or 3 percent, as compared to the nine months ended December 31, 2004 primarily due to higher wages resulting from an increase in headcount as well as an increase in professional and contracted services to support our business. These increases were partially offset by higher personnel-related litigation expenses in the prior year.
We expect general and administrative expense as a percentage of net revenue to remain relatively unchanged for the twelve months ending March 31, 2006 as compared to the prior year.

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
Research and development expenses for the three and nine months ended December 31, 2005 and 2004 were as follows (in millions):

	December 31,	% of Net	December 31,	% of Net
	2005	Revenue	2004	Revenue	$ Change	% Change

Three months ended	$206	16%	$185	13%	$21	11%

Nine months ended	$571	25%	$473	18%	$98	21%

For the three and nine months ended December 31, 2005, research and development expenses increased by $21 million, or 11 percent, and $98 million, or 21 percent, respectively, as compared to the three and nine months ended December 31, 2004. These increases were primarily due to an increase in personnel-related costs resulting from an increase in employee headcount in our Canadian and European studios as we increased our internal development efforts and invested in next-generation tools, technologies and titles, as well as our recent consolidation of DICE. To a lesser extent, these increases were also due to higher facilities-related costs offset by lower third-party development costs.
We expect research and development expense as a percentage of net revenue to increase for the twelve months ending March 31, 2006 as compared to the prior year.
Acquired In-process Technology
Acquired in-process technology charges for the three and nine months ended December 31, 2005 and 2004 were as follows (in millions):

	December 31,	% of Net	December 31,	% of Net
	2005	Revenue	2004	Revenue	$ Change	% Change

Three months ended	$—	0%	$9	1%	$(9)	(100%)

Nine months ended	$—	0%	$9	0%	$(9)	(100%)

The acquired in-process technology was the result of our acquisition of Criterion Software during the three and nine months ended December 31, 2004. Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have alternative future use. Accordingly, the acquired in-process technology was expensed in the Consolidated Statements of Operations upon consummation of this acquisition.
Should our acquisition of JAMDAT Mobile Inc. close as expected during our fourth quarter of fiscal 2006, we would expect to incur expenses related to acquired in-process technology at that time.

Restructuring Charges
Restructuring charges for the three and nine months ended December 31, 2005 and 2004 were as follows (in millions):

	December 31,	% of Net	December 31,	% of Net
	2005	Revenue	2004	Revenue	$ Change	% Change

Three months ended	$9	1%	$—	0%	$9	n/a

Nine months ended	$9	0%	$—	0%	$9	n/a

In connection with our intention to establish an international publishing headquarters in Geneva, Switzerland, during the next nine months, we expect to open a new facility in Geneva, relocate certain current employees to Geneva, hire new employees in Geneva, close certain facilities in the UK, and make other related changes in our international publishing business. We intend to treat certain costs that are directly associated with our international publishing reorganization as “restructuring costs” (as defined by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”). Other costs that are not properly categorized as restructuring costs will generally be treated as normal operating expenses in our Condensed Consolidated Statements of Operations. In accordance with SFAS No. 146, we will generally expense the restructuring costs as they are incurred and accrue costs associated with certain facility closures at the time we exit the facility.
We expect to incur between $55 million and $65 million in total restructuring costs, substantially all of which will result in cash expenditures. These restructuring costs will consist primarily of employee-related relocation assistance (approximately $43 million), facility exit costs (approximately $10 million), as well as other reorganization costs (approximately $8 million). While we may incur severance costs paid to terminating employees in connection with the reorganization, we do not expect these costs to be significant. Approximately $15 million of these charges will be incurred during fiscal 2006, of which $7 million for the closure of certain UK facilities and $1 million in other costs in connection with our international publishing reorganization were incurred during the three months ended December 31, 2005 and included in restructuring charges in our Condensed Consolidated Statements of Operations.
Interest and Other Income, Net
Interest and other income, net, for the three and nine months ended December 31, 2005 and 2004 were as follows (in millions):

	December 31,	% of Net	December 31,	% of Net
	2005	Revenue	2004	Revenue	$ Change	% Change

Three months ended	$20	2%	$23	2%	$(3)	(13%)

Nine months ended	$49	2%	$44	2%	$5	11%

For the three months ended December 31, 2005, interest and other income, net, decreased by $3 million, or 13 percent, as compared to the three months ended December 31, 2004 primarily due to a decrease of $8 million from gains on investments and net gains on our foreign currency activities. This decrease was partially offset by an increase of $5 million in interest income as a result of higher yields on our cash, cash equivalent and short-term investment balances.
For the nine months ended December 31, 2005, interest and other income, net, increased by $5 million, or 11 percent, as compared to the nine months ended December 31, 2004 primarily due to an increase of $23 million in interest income as a result of higher yields on our cash, cash equivalent and short-term investment balances, partially offset by a decrease of $11 million in gains on investments and a decrease of $6 million in net gains on our foreign currency activities.

Income Taxes
Income taxes for the three and nine months ended December 31, 2005 and 2004 were as follows (in millions):

	December 31,	Effective	December 31,	Effective
	2005	Tax Rate	2004	Tax Rate	% Change

Three months ended	$106	29%	$167	31%	(37%)

Nine months ended	$93	27%	$216	30%	(57%)

Our effective income tax rate reflects our significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. Our effective income tax rates were 29 percent and 27 percent for the three and nine months ended December 31, 2005, respectively. The nine month rate reflected the impact of certain adjustments recorded in the three months ended September 30, 2005 as a result of the resolution of various tax-related matters with foreign tax authorities, offset by additional income taxes resulting from certain intercompany transactions during the three months ended September 30, 2005. The net impact of these adjustments was that we recognized $9 million (or $0.03 per basic and diluted share) less income tax expense for the nine months ended December 31, 2005 than we would have recognized had our projected annual effective income tax rate remained at 29 percent
During the three months ended December 31, 2004, our effective income tax rate was 31 percent which differed from our previously projected annual effective income tax rate of 29 percent for fiscal 2005 due to an adjustment recorded in the three months ended December 31, 2004 related to certain tax audit developments and tax charges related to the Criterion acquisition. As a result, we recognized $10 million (or $0.03 per basic and diluted share) more income tax expense during the three months ended December 31, 2004 than we would have recognized had our projected effective income tax rate remained at 29 percent.
Should our acquisition of JAMDAT Mobile Inc. close as expected during our fourth quarter of fiscal 2006, we expect acquisition-related charges to adversely impact our effective tax rate for the three months and fiscal year ended March 31, 2006.
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
We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. taxes have been provided thereon. As a result of the Jobs Act, we are in the process of evaluating whether we will make a decision during the fourth quarter of fiscal 2006 to change our intentions regarding a portion of our foreign earnings and take advantage of the repatriation provisions of the Jobs Act, and if so, the amount that we would repatriate. We may not take advantage of the new law at all. In addition to not having made a decision to repatriate any foreign earnings, we are not yet in a position to accurately determine the impact of a qualifying repatriation, should we choose to make one, on our income tax expense for fiscal 2006. If we decide to repatriate a portion of our foreign earnings, we would be required to recognize income tax expense related to the federal, state, local and foreign taxes that we would incur on the repatriated earnings in the forth quarter of fiscal 2006. We estimate that the reasonably possible amount of the income tax expense could be up to $27 million if we were to repatriate the maximum amount eligible for the favorable treatment under the Jobs Act.
In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” which addresses the accounting for uncertain tax positions. The proposed interpretation provides that the best estimate of the impact of a tax position would be recognized in an entity’s financial statements only if it is probable that the position will be sustained on audit based solely on its technical merits. This proposed interpretation also would provide guidance on disclosure, accrual of interest and penalties, accounting in interim periods and transition. We cannot predict what actions the FASB will take or how any such actions might ultimately affect our financial position or results of operations. In January 2006, the FASB announced that companies would not have to apply the proposed interpretation until fiscal years beginning after December 31, 2006.

Impact of Recently Issued Accounting Standards
In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In June 2005, the FASB directed its staff to issue proposed FASB Staff Position (“FSP”) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The FASB retitled this FSP as FSP Financial Accounting Standard (“FAS”) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The final FSP supersedes EITF Issue No. 03-1 and EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The final FSP replaces the guidance set forth in paragraphs 10 through 18 of EITF Issue No. 03-1 with references to existing other-than-temporary impairment guidance. In September 2005, the FASB decided to retain the paragraph in the proposed FSP on how to account for debt securities subsequent to an other-than-temporary impairment. The FASB also decided to add a footnote to clarify that the proposed FSP does not address when a holder of a debt security would place a debt security on nonaccrual status or how to subsequently report income on a nonaccrual debt security. The FASB decided that transition would be applied prospectively and the effective date would be reporting periods beginning after December 15, 2005. In November 2005, the FASB issued FSP FAS 115-1. We are currently evaluating what impact the adoption of the measurement and recognition guidance in FSP FAS 115-1 will have on our consolidated financial statements.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We believe the adoption of SFAS No. 151 will not have a material impact on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in financial statements using a fair-value-based method. The statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. While the fair value method under SFAS No. 123R is similar to the fair value method under SFAS No. 123 with regards to measurement and recognition of stock-based compensation, we are currently evaluating the impact of several of the key differences between the two standards on our consolidated financial statements. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS No. 123R also will require a classification change in the statement of cash flows, whereby a portion of the tax benefit from stock options will move from operating cash flow activities to financing cash flow activities (total cash flows will remain unchanged). In October 2005, the FASB issued FSP FAS No. 123(R)-2, “Practical Accommodation to the Application of Grant Date As Defined in FASB Statement No. 123(R)”. The FASB provides companies with a “practical accommodation” when determining the grant date of an award subject to SFAS 123R. If (1) the award is a unilateral grant, that is, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer, (2) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period, and (3) all other criteria in the grant date definition have been met, then a mutual understanding of the key terms and conditions of an award is presumed to exist at the date the award is approved. In November 2005, the FASB issued FSP FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. The FASB allows for a practical exception in calculating the additional paid-in capital pool of excess tax benefits upon adoption that is available to absorb tax deficiencies recognized subsequent to adoption SFAS No. 123R. Accordingly, we may adopt either the method prescribed under SFAS No. 123R or the one prescribed under FSP FAS No. 123(R)-3. We have not yet determined which method to adopt.
In March 2005, the SEC released SAB No. 107, “Share-based Payment”, which provides the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations for public companies. In April 2005, the SEC adopted a rule that amends the compliance dates of SFAS No. 123R. Under the revised compliance dates, we will be required to adopt the provisions of SFAS No. 123R no later than our first quarter of fiscal 2007. While we continue to evaluate the impact of SFAS No. 123R on our consolidated financial statements, we currently believe that the expensing of stock-based compensation will have an impact on our Condensed Consolidated Statements of Operations similar to our pro forma disclosure under SFAS No. 123, as amended.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. The new Statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe that upon adoption of SFAS No. 154 will have a material impact on our consolidated financial statements, however, after adoption, if a change in accounting principle is made, SFAS No. 154 could have a material impact on our consolidated financial statements.
In October 2005, the FASB issued FSP FAS No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period”, which provides that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. FSP FAS No. 13-1 is required to be applied to the first reporting period beginning after December 15, 2005. We do not believe the adoption of FSP FAS No. 13-1 will have a material impact on our consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES

	As of December 31,		Increase /
(In millions)	2005	2004	(Decrease)

Cash, cash equivalents and short-term investments	$2,556	$2,565	$(9)
Marketable equity securities	167	4	163

Total	$2,723	$2,569	$154

Percentage of total assets	63%	58%

	Nine Months Ended
	December 31,		Increase /
(In millions)	2005	2004	(Decrease)

Cash provided by operating activities	$259	$160	$99
Cash provided by (used in) investing activities	513	(1,476)	1,989
Cash provided by (used in) financing activities	(558)	116	(674)
Effect of foreign exchange on cash and cash equivalents	(22)	13	(35)

Net increase (decrease) in cash and cash equivalents	$192	$(1,187)	$1,379

Changes in Cash Flow
During the nine months ended December 31, 2005, we generated $259 million of cash from operating activities as compared to $160 million of cash generated for the nine months ended December 31, 2004. The increase in cash generated from operating activities was primarily due to a higher percentage of revenue recognized in the first two months of our third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005, which allowed us to collect a higher percentage of our net revenue during the quarter. As compared to fiscal 2005, we expect lower operating cash flows during the remainder of fiscal 2006.
For the nine months ended December 31, 2005, our primary use of cash in non-operating activities consisted of $709 million used to repurchase and retire a portion of our common stock, $347 million used to purchase short-term investments, and $87 million in capital expenditures primarily related to the expansion of our Vancouver studio and investments in our worldwide development tools, technologies and equipment. These non-operating expenditures were offset by $948 million in proceeds from maturities and sales of short-term investments and $151 million in proceeds from sales of common stock through our stock plans. We anticipate making continued capital investments in our Vancouver studio during fiscal 2006.
In December 2005, we entered into a definitive merger agreement to acquire JAMDAT Mobile Inc., a global publisher of wireless games and other wireless entertainment applications. We will pay $27 per share in cash in exchange for each share of JAMDAT common stock and assume outstanding stock options for a total purchase price of approximately $680 million, plus transaction costs. This acquisition is subject to customary closing conditions, including approval by JAMDAT’s stockholders and regulatory approvals, and is expected to close during our fourth quarter of fiscal 2006.
Short-term investments and marketable equity securities
As of December 31, 2005, our portfolio of cash, cash equivalents and short-term investments was comprised of 57 percent cash and cash equivalents and 43 percent short-term investments. As of March 31, 2005, 43 percent of our portfolio consisted of cash and cash equivalents and 57 percent of our portfolio consisted of short-term investments. In absolute dollars, our cash and equivalents increased from $1,270 million as of March 31, 2005 to $1,462 million as of December 31, 2005. This increase was primarily due to $948 million in proceeds received from maturities and sales of short-term investments partially offset by $709 million of cash used for our common stock repurchase program during the first six months of fiscal 2006. Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2005, our short-term investments included gross unrealized losses of approximately $14 million, or 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion of the gross unrealized losses.
Marketable equity securities increased to $167 million as of December 31, 2005, from $140 million as of March 31, 2005, primarily due to an increase in the unrealized gain on our investment in Ubisoft Entertainment.
Receivables, net
Our gross accounts receivable balances were $829 million and $458 million as of December 31, 2005 and March 31, 2005, respectively. The increase in our accounts receivable balance was expected due to our higher sales volume in the third quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005. We expect our accounts receivable balance to decrease during the three months ending March 31, 2006 based on our seasonal product release schedule. Reserves for sales returns, pricing allowances and doubtful accounts increased from $162 million as of March 31, 2005 to $262 million as of December 31, 2005. Reserves for sales returns, pricing allowances and doubtful accounts increased in absolute dollars and as a percentage of trailing six and nine month net revenue as of December 31, 2005 as compared to March 31, 2005 primarily as a result of the seasonality in our business. Reserves for sales returns, pricing allowances and doubtful accounts increased in both absolute dollars from $206 million as of December 31, 2004 to $262 million as of December 31, 2005, and as a percentage of trailing six and nine month net revenue from 10 percent and 8 percent, respectively, as of December 31, 2004, to 13 percent and 11 percent, respectively, as of December 31, 2005 as a result of lower anticipated demand for our products and the continued decline in the average prices of our titles for current-generation consoles due to the competitive retail environment. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.
Inventories
Inventories increased to $76 million as of December 31, 2005, from $62 million as of March 31, 2005, primarily due to the seasonality of our business. Other than Need for Speed Most Wanted, no single title represented more than $4 million of inventory as of December 31, 2005.
Other current assets
Other current assets increased to $208 million as of December 31, 2005, from $164 million as of March 31, 2005, primarily due to an increase in advertising credits owed to us by our suppliers and an increase in prepaid royalties as we continue to invest in our product development and content.
Accounts payable
Accounts payable increased to $187 million as of December 31, 2005, from $134 million as of March 31, 2005, primarily due to higher sales volumes and higher expenditures to support the seasonality of our business worldwide in the third quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005.
Accrued and other liabilities
Our accrued and other liabilities increased to $760 million as of December 31, 2005 from $694 million as of March 31, 2005. The increase was primarily due to an increase in accrued value added taxes, royalties payable and deferred revenue. This increase was partially offset by a decrease in income taxes payable primarily due to a $73 million reduction we recorded during the nine months ended December 31, 2005 following a recent U.S. Tax Court ruling regarding the proper allocation of the tax deduction for stock options between U.S. and foreign entities. Although the Tax Court ruling remains subject to appeal, as a precedent, it is relevant to our situation. Accordingly, we released a reserve of $73 million during the nine months ended December 31, 2005, whereby, we recorded a reduction to our income tax payable and an increase to additional paid-in capital. This had no impact on our statement of operations or on our net operating cash flow.
Financial Condition
We believe that existing cash, cash equivalents, short-term investments, marketable equity securities and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, capital expenditures, our JAMDAT acquisition and potential future acquisitions or strategic investments. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, pursue strategic acquisitions and investments or to take advantage of business opportunities as they arise. There can be no guarantee that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.
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
A portion of our cash, cash equivalents and short-term investments that was generated from operations domiciled in foreign tax jurisdictions (approximately $847 million as of December 31, 2005) is designated as indefinitely reinvested in the respective tax jurisdiction. While we have no plans to repatriate these funds to the United States in the short term (other than possibly pursuant to the American Jobs Creation Act of 2004, as described below), if we were required to do so in order to fund our operations in the United States, we would accrue and pay additional taxes in connection with their repatriation. We are in the process of evaluating whether we will repatriate foreign earnings under the repatriation provisions of the American Jobs Creation Act of 2004. We estimate that the reasonably possible amount of the income tax expense could be up to $27 million in the fourth quarter of fiscal 2006.
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

Contractual Obligations and Commercial Commitments
Letters of Credit
In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe. The standby letter of credit guarantees performance of our obligations to pay Nintendo of Europe for trade payables. The original letter of credit guaranteed our trade payable obligations to Nintendo of Europe of up to €18 million. In April 2005, we reduced the guarantee to €8 million and in September 2005 we increased the guarantee to €15 million. This standby letter of credit expired in July 2005 and was renewed through July 2006. As of December 31, 2005, we had €2 million payable to Nintendo of Europe covered by this standby letter of credit.
In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC in replacement of our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to approximately $1 million. The standby letter of credit expires in December 2006. As of December 31, 2005, we did not have a payable balance covered by this standby letter of credit.
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
Contractually, these payments are considered advances against subsequent royalties on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers. In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation and UEFA (professional soccer); NASCAR (stock car racing); National Basketball Association (professional basketball); PGA TOUR (professional golf); Tiger Woods (professional golf); National Hockey League and NHLPA (professional hockey); Warner Bros. (Harry Potter, Batman and Superman); MGM (James Bond); New Line Productions (The Lord of the Rings); Saul Zaentz Company (The Lord of the Rings); Marvel Enterprises (fighting); John Madden (professional football); National Football League Properties, Arena Football League and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football, basketball and baseball); ISC (stock car racing); Simcoh (Def Jam); Viacom Consumer Products (The Godfather); Valve Corporation (Half-Life and Counter-Strike); ESPN (content in EA SPORTSTM games); and Twentieth Century Fox Licensing and Merchandising (The Simpsons). These developer and content license commitments represent the sum of (i) the cash payments due under non-royalty-bearing licenses and services agreements and (ii) the minimum payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.
The following table summarizes our minimum contractual obligations and commercial commitments as of December 31, 2005, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations			Commercial Commitments
		Developer/			Letters
Fiscal Year		Licensor		Bank and	of
Ending March 31,	Leases (1)	Commitments (2)	Marketing	Other Guarantees	Credit	Total

2006 (remaining three months)	$21	$27	$6	$2	$3	$59
2007	34	151	33	—	—	218
2008	25	138	30	—	—	193
2009	19	145	30	—	—	194
2010	14	127	31	—	—	172
Thereafter	33	841	197	—	—	1,071

Total	$146	$1,429	$327	$2	$3	$1,907

(1)	See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information.

(2)	Developer/licensor commitments include $34 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of December 31, 2005 because the developer or licensor does not have any performance obligations to us.
The lease commitments disclosed above include contractual rental commitments of $23 million under real estate leases for unutilized office space due to our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other liabilities reported on our Condensed Consolidated Balance Sheets as of December 31, 2005. See Note 5 in the Notes to Condensed Consolidated Financial Statements.
The commitments disclosed above do not include our JAMDAT acquisition commitment. See below.
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
We believe the estimated fair values of both properties under these operating leases are in excess of their respective guaranteed residual values as of December 31, 2005.
For the two lease agreements with Keybank National Association, as described above, the lease rates are based upon the LIBOR plus a margin and require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of December 31, 2005.

			Actual as of
Financial Covenants	Requirement		December 31, 2005
Consolidated Net Worth (in millions)	equal to or greater than	$2,293	$3,341
Fixed Charge Coverage Ratio	equal to or greater than	3.00	9.34
Total Consolidated Debt to Capital	equal to or less than	60%	6.9%
Quick Ratio — Q1 & Q2	equal to or greater than	1.00	N/A
Q3 & Q4	equal to or greater than	1.75	12.65

As our two lease agreements with Keybank National Association are scheduled to expire in June 2006 and July 2006, we currently are evaluating whether to extend the leases, purchase the properties under lease, or identify a third-party buyer for the properties when the leases expire. We have not yet determined the course of action we will take. See the “Liquidity and Capital Resources” section above for additional information.
  Acquisition of JAMDAT
In December 2005, we entered into a definitive merger agreement to acquire JAMDAT Mobile Inc., a global publisher of wireless games and other wireless entertainment applications. We will pay $27 per share in cash in exchange for each share of JAMDAT common stock and assume outstanding stock options for a total purchase price of approximately $680 million, plus transaction costs. This acquisition is subject to customary closing conditions, including approval by JAMDAT’s stockholders and regulatory approvals, and is expected to close during our fourth quarter of fiscal 2006.
  Litigation
On July 29, 2004, a class action lawsuit, Kirschenbaum v. Electronic Arts Inc., was filed against us in Superior Court in San Mateo, California, alleging that we improperly classified “Image Production Employees” in California as exempt employees. On October 17, 2005, the court granted its preliminary approval of a settlement pursuant to which we agreed to make a lump sum payment of $15.6 million, which we paid to a third-party administrator during the three months ended December 31, 2005, to cover (a) all claims allegedly suffered by the class members, (b) plaintiffs’ attorneys’ fees, not to exceed 25% of the total settlement amount, (c) plaintiffs’ costs and expenses, (d) any incentive payments to the named plaintiffs that may be authorized by the court, and (e) all costs of administration of the settlement. On January 27, 2006, the court granted its final approval of the settlement.
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
On March 24, 2005, a class action lawsuit was filed against us and certain of our officers and directors. The complaint, which asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false and misleading statements, was filed in the United States District Court, Northern District of California, by an individual purporting to represent a class of purchasers of EA common stock. Additional class action lawsuits were filed in the same court by other individuals asserting the same claims against us. On May 9, 2005, the court consolidated the complaints, and on January 26, 2006, the court dismissed the consolidated complaint with prejudice. Separately, there are two shareholder derivative actions pending in the Superior Court, San Mateo County, and one shareholder derivative action pending in the United States District Court, Northern District of California, all of which assert claims based on substantially the same factual allegations as set forth in the federal securities class action. We have not yet responded to any of the derivative action complaints.
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
Our business is highly dependent on the success, timely release and availability of new video game platforms, on the continued availability of existing video game platforms, as well as our ability to develop commercially successful products for these platforms.
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
Video game platforms have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. Sony’s PlayStation 2 was introduced in 2000 and Microsoft’s Xbox and the Nintendo GameCube were introduced in 2001. Microsoft released the Xbox360 in November 2005, and over the course of the next twelve months, we expect Sony and Nintendo to introduce new video game players into the market as well (so-called “next-generation platforms”). As a result, we believe that the interactive entertainment industry has entered into a transition stage leading into the next cycle. During this transition, we intend to continue developing and marketing new titles for current-generation video game platforms while we also make significant investments developing products for the next-generation platforms. We have incurred and expect to continue to incur increased costs during the transition to next-generation platforms, which are not likely to be offset in the near future. Moreover, we expect development costs for next-generation video games to be greater on a per-title basis than development costs for current-generation video games.
We also expect that, as the current generation of platforms reaches the end of its cycle and next-generation platforms are introduced into the market, sales of video games for current-generation platforms will decline as consumers replace their current-generation platforms with next-generation platforms, or defer game software purchases until they are able to purchase a next-generation platform. This decline in current-generation product sales may not be offset by increased sales of products for the new platforms. For example, following the launch of Sony’s PlayStation 2 platform, we experienced a significant decline in revenue from sales of products for Sony’s older PlayStation game console, which was not immediately offset by revenue generated from sales of products for the PlayStation 2. If the increased costs we have incurred and expect to continue to incur are not offset during the transition, our operating results will suffer and our financial position will be harmed. In addition, during the transition, we expect our operating results to be more volatile and difficult to predict, which could cause our stock price to fluctuate significantly.
Our platform licensors set the royalty rates and other fees that we must pay to publish games for their platforms, and therefore have significant influence on our costs. If one or more of the platform licensors adopt a different fee structure for future game consoles or we are unable to obtain such licenses, our profitability will be materially impacted.
In November 2005, Microsoft released the Xbox 360 and, over the course of the next twelve months, we expect Sony and Nintendo to introduce new video game players into the market in various parts of the world. In order to publish products for a new video game player, we must take a license from the platform licensor, which gives the platform licensor the opportunity to set the fee structure that we must pay in order to publish games for that platform.
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
For the nine months ended December 31, 2005, international net revenue comprised 46 percent of our total net revenue. For the fiscal year ended March 31, 2005, international net revenue comprised 47 percent of our total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. While we utilize foreign exchange forward contracts to mitigate some foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) and from time to time, foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue generated by our operational subsidiaries), our results of operations, including our reported net revenue and net income, and financial condition would be adversely affected by unfavorable foreign currency fluctuations, particularly the Euro and Pound Sterling.
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
In the quarter ended December 31, 2005, over 70 percent of our U.S. sales were made to five key customers. In Europe, our top ten customers accounted for approximately 32 percent of our sales in that territory during the nine months ended December 31, 2005. Worldwide, we had direct sales to one customer, Wal-Mart Stores, Inc., which represented approximately 13 percent of total net revenue in the nine months ended December 31, 2005. In addition, we believe it likely that, had GameStop Corp.’s acquisition of Electronics Boutique Holdings Corp. occurred on April 1, 2005, the combined company would have represented greater than 10 percent of total net revenue for the nine months ended December 31, 2005. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. Additionally, our receivables from these large customers increase significantly in the December quarter as they stock up for the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers.
Acquisitions, investments and other strategic transactions could result in operating difficulties, dilution to our investors and other negative consequences.
We have engaged in, evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions, including (1) acquisitions of companies, businesses, intellectual properties, and other assets, and (2) investments in new interactive entertainment businesses (for example, online and mobile games). Any of these strategic transactions could be material to our financial condition and results of operations. Although we regularly search for opportunities to engage in strategic transactions, we may not be successful in identifying suitable opportunities. We may not be able to consummate potential acquisitions or investments or an acquisition or investment may not enhance our business or may decrease rather than increase our earnings. In addition, the process of integrating an acquired company or business, or successfully exploiting acquired intellectual property or other assets, could divert a significant amount of our management’s time and focus and may create unforeseen operating difficulties and expenditures. Additional risks we face include:
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET RISK
We are exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and market prices. Market risk is the potential loss arising from changes in market rates and market prices. We employ established policies and practices to manage these risks. Foreign currency option and foreign exchange forward contracts are used to either hedge anticipated exposures or mitigate some existing exposures subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes. Interest rate risk is the potential loss arising from changes in interest rates. We do not consider our cash and cash equivalents to be exposed to significant interest rate risk because our portfolio consists of highly liquid investments with original maturities of three months or less.
Foreign Currency Exchange Rate Risk
From time to time, we hedge some of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in the Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value is initially reported as a component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity and subsequently reclassified into net revenue or operating expenses in the period when the forecasted transaction actually occurs. The ineffective portion of gains or losses resulting from changes in fair value is reported each period in interest and other income, net in the Condensed Consolidated Statements of Operations. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in revenue and operating expenses. The fair value of our foreign currency option contracts purchased and included in other current assets was $1 million as of December 31, 2005.
We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of approximately one month and are transacted near month-end. Therefore, the fair value of the forward contracts generally is not significant at each month-end. Our foreign exchange forward contracts are not designated as hedging instruments under SFAS No. 133 and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in the Condensed Consolidated Balance Sheets, and gains and losses from changes in fair value are reported in interest and other income, net, in the Condensed Consolidated Statements of Operations. The gains and losses on these forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated assets and liabilities.
As of December 31, 2005, we had foreign exchange contracts to purchase and sell approximately $659 million in foreign currencies. Of this amount, $630 million represents contracts to sell foreign currencies in exchange for U.S. dollars, $19 million to sell foreign currencies in exchange for British Pounds, and $10 million to purchase foreign currency in exchange for U.S. dollars. The fair value of our forward contracts was immaterial as of December 31, 2005.
The counterparties to these forward and option contracts are creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material.
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurances that our mitigating activities will adequately protect us against the risks associated with foreign currency fluctuations. For example, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in a potential loss in fair value of our option contracts of $1 million in either scenario, as of December 31, 2005. In addition, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in potential losses on our forward contracts of $65 million and $97 million, respectively, as of December 31, 2005. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. Additionally, the contractual terms of the securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the securities. Our investments are held for purposes other than trading. Also, we do not use derivative financial instruments or leverage in our short-term investment portfolio.

As of December 31, 2005 and March 31, 2005, our short-term investments were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of December 31, 2005 and March 31, 2005 (in millions):

	As of	As of
	December 31,	March 31,
	2005	2005
U.S. government agencies	$556	$1,168
U.S. government bonds	349	298
Corporate bonds	179	180
Asset-backed securities	10	42

Total short-term investments	$1,094	$1,688

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp rise in interest rates could have a significant adverse impact on the fair value of our investment portfolio. We may suffer losses of principal if we sell securities that have experienced a decline in market value. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of December 31, 2005, arising from selected potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. Actual results may differ materially.

	Valuation of Securities Given an			Fair Value	Valuation of Securities Given an
	Interest Rate Decrease of X			as of	Interest Rate Increase of X
(In millions)	Basis Points			December 31,	Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	2005	50 BPS	100 BPS	150 BPS

U.S. government agencies	$561	$559	$558	$556	$553	$552	$550
U.S. government bonds	358	355	352	349	347	344	341
Corporate bonds	183	182	180	179	178	176	175
Asset-backed securities	10	10	10	10	10	10	10

Total short-term investments	$1,112	$1,106	$1,100	$1,094	$1,088	$1,082	$1,076

Market Price Risk
The values of our equity investments in publicly traded companies are subject to market price volatility. As of December 31, 2005, our marketable equity securities were classified as available-for-sale and, consequently, were recorded in the Condensed Consolidated Balance Sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $167 million and $140 million as of December 31, 2005 and March 31, 2005, respectively.
At any time, a sharp decrease in market prices in our investments in marketable equity securities could have a significant adverse impact on the fair value of our investments. The following table presents the hypothetical changes in the fair value of our marketable equity securities as of December 31, 2005, arising from changes in market prices of plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given an X			Fair Value	Valuation of Securities Given an X
	Percentage Decrease in Each			as of	Percentage Increase in Each
(In millions)	Stock’s Market Price			December 31,	Stock's Market Price
	(75%)	(50%)	(25%)	2005	25%	50%	75%

Marketable Equity Securities	$42	$84	$126	$167	$209	$251	$293

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On July 29, 2004, a class action lawsuit, Kirschenbaum v. Electronic Arts Inc., was filed against us in Superior Court in San Mateo, California, alleging that we improperly classified “Image Production Employees” in California as exempt employees. On October 17, 2005, the court granted its preliminary approval of a settlement pursuant to which we agreed to make a lump sum payment of $15.6 million, which we paid to a third-party administrator during the three months ended December 31, 2005, to cover (a) all claims allegedly suffered by the class members, (b) plaintiffs’ attorneys’ fees, not to exceed 25% of the total settlement amount, (c) plaintiffs’ costs and expenses, (d) any incentive payments to the named plaintiffs that may be authorized by the court, and (e) all costs of administration of the settlement. On January 27, 2006, the court granted its final approval of the settlement.
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
On March 24, 2005, a class action lawsuit was filed against us and certain of our officers and directors. The complaint, which asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false and misleading statements, was filed in the United States District Court, Northern District of California, by an individual purporting to represent a class of purchasers of EA common stock. Additional class action lawsuits were filed in the same court by other individuals asserting the same claims against us. On May 9, 2005, the court consolidated the complaints, and on January 26, 2006, the court dismissed the consolidated complaint with prejudice. Separately, there are two shareholder derivative actions pending in the Superior Court, San Mateo County, and one shareholder derivative action pending in the United States District Court, Northern District of California, all of which assert claims based on substantially the same factual allegations as set forth in the federal securities class action. We have not yet responded to any of the derivative action complaints.
In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.
Item 5. Other Information
On February 7, 2006, we entered into an Agreement for Underlease with The Standard Life Assurance Company, pursuant to which we agreed to lease 94,782 square feet of facilities space in Guildford, United Kingdom, subject to the completion of certain renovations to the property by The Standard Life Assurance Company. Upon completion of the renovations, which we anticipate will be on or about June 1, 2006, we will enter into a 10-year lease and take possession of the facilities. We will not be obligated to pay any rent during the first 24 months of the lease. Thereafter, we will be obligated to pay rent at a rate of £2,193,252 per year during the third, fourth and fifth years of the lease. Beginning in the sixth year, and continuing through the end of the lease, we will pay rent at a rate of £2,512,211 per year. We intend to use the facilities primarily as studio space for the development of our games.

Item 6. Exhibits
The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of this report:

Exhibit
Number	Title

2.1	Agreement and Plan of Merger by and among Electronic Arts Inc., EArts(Delaware), Inc. and JAMDAT Mobile Inc. dated December 8, 2005.*(1)

10.1	First amendment to lease, dated December 13, 2005, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts — Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.

10.2	Agreement for Underlease relating to Onslow House, Guildford, Surrey, dated 7 February 2006, by and between The Standard Life Assurance Company and Electronic Arts Limited and Electronic Arts Inc.

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Certain schedules have been omitted and the Company agrees to furnish to the Commission supplementally a copy of any omitted schedules upon request.

(1) Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K/A, filed December 12, 2005.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC. (Registrant)
/s/ Warren C. Jenson
DATED:	WARREN C. JENSON
February 7, 2006	Executive Vice President, Chief Financial and Administrative Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED December 31, 2005
EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

2.1	Agreement and Plan of Merger by and among Electronic Arts Inc., EArts(Delaware), Inc. and JAMDAT Mobile Inc. dated December 8, 2005.*(1)

10.1	First amendment to lease, dated December 13, 2005, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts — Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.

10.2	Agreement for Underlease relating to Onslow House, Guildford, Surrey, dated 7 February 2006, by and between The Standard Life Assurance Company and Electronic Arts Limited and Electronic Arts Inc.

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Certain schedules have been omitted and the Company agrees to furnish to the Commission supplementally a copy of any omitted schedules upon request.

(1) Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K/A, filed December 12, 2005.