Form 10-K
period 2006-03-31
ELECTRONIC ARTS INC
filed 2006-06-12
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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
Common Stock, $0.01 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑         Accelerated filer ☐         Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of September 30, 2005, the last business day of the second fiscal quarter, was $11,606,848,957.
As of June 5, 2006 there were 306,156,891 shares of the registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ELECTRONIC ARTS INC.
2006 FORM 10-K ANNUAL REPORT

PART I
This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Report are forward looking. We use words such as “anticipate”, “believe”, “expect”, “intend”, “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors”, beginning on page 18.
Item 1:     Business
Overview
Electronic Arts develops, markets, publishes and distributes interactive software games (we sometimes refer to them as “titles”) that are playable by consumers on the following devices:

•	In-home video game players (such as the Sony PlayStation® 2, Microsoft Xbox® and Xbox 360tm and Nintendo GameCubetm) — we call these players “consoles”,

•	Personal computers (PCs),

•	Mobile platforms including handheld video game players (such as the PlayStation® Portable (“PSPtm”), Nintendo DStm and Game Boy® Advance) and cellular handsets, and

•	Online, over the Internet and other proprietary online networks.
We refer to consoles, PCs, mobile platforms and online collectively as “platforms”.
We were initially incorporated in California in 1982. In September 1991, we reincorporated under the laws of Delaware. Our principal executive offices are located near San Francisco, California at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.
We publish interactive software games for multiple platforms. Our products that are designed to play on consoles and certain mobile platforms are published under license from the manufacturers of these platforms (for example, Sony for the PlayStation 2 and PSP, Microsoft for the Xbox and Xbox 360, and Nintendo for the Nintendo GameCube, Game Boy Advance and Nintendo DS). We invest in the creation of software tools to more efficiently develop games for multiple platforms. We also make investments in facilities and equipment that allow us to create and edit video and audio recordings that are used in our games. Since our inception, we have published games for over 47 different platforms.
Our product development methods and organization are modeled on those used in other sectors of the entertainment industry. Employees whom we call “executive producers” are responsible for overseeing the development of one or more products. The interactive software games that we develop and publish are broken down into two major categories: (1) products developed by our EA studios for play on consoles, PCs, mobile platforms and online, and (2) co-publishing and distribution products.

EA Studios Products
We develop games internally at our development and production studios located near San Francisco, Los Angeles, Orlando, Chicago, Vancouver, Montreal, London, Sweden, Tokyo and Shanghai. We also engage third parties to develop games on our behalf at their own development and production studios.
On February 15, 2006, we acquired JAMDAT Mobile Inc. (“JAMDAT”) based in Los Angeles, California. JAMDAT is a global publisher of wireless games and other wireless entertainment applications for cellular handsets. Subsequent to this acquisition, we merged our existing mobile business with JAMDAT to establish our EA Mobile business which is responsible for the creation, marketing and distribution of interactive entertainment software playable on cellular handsets.

Brands
We market our products under four brand names:

•	EA SPORTStm — We publish realistic sports simulation games under our EA SPORTS brand. Some of our products published under the EA SPORTS brand include Madden NFL 06 (professional football), FIFA 06 (professional soccer) and NBA Live 06 (professional basketball),

•	EAtm — We publish a variety of games under our EA brand. Some of our products published under the EA brand include Need for Speed tm Most Wanted, The Simstm 2, Harry Potter and the Goblet of Firetm and Burnouttm Revenge,

•	EA SPORTS BIGtm — We publish arcade-style extreme sports and modified traditional sports games under our EA SPORTS BIG brand. Some of our products published under the EA SPORTS BIG brand include SSX tm On Tour (skiing and snowboarding) and FIFA Street 2 (soccer), and

•	Pogotm — Online casual games and downloadable casual games are marketed under the Pogo brand and are marketed under three sub-brands: (1) Pogo (our free online games service), (2) Club Pogotm (our premium subscription-based online games service) and (3) Pogo-To-Gotm (downloadable games).

Franchises
We develop product families, which we call “franchises” around many of our products. For example, every year we release new versions of most of our EA SPORTS titles. Likewise, we have been successful in developing, marketing, publishing and distributing sequels to several of our EA and EA SPORTS BIG products. We also release products called “expansion packs” for PC titles that provide additional content (characters, storylines, settings, missions) for games that we have previously published. For example, The Simstm 2 Open for Business expands the characters, settings and gameplay of the original The Sims 2 game. We consider titles that iterate, sequel or spawn expansion packs to be franchise titles.

Co-publishing and Distribution Products
Through our EA Partners business unit, we team with other game development companies to assist them to develop their own interactive software games, which we then publish, market and distribute. We refer to these types of arrangements as “co-publishing”. An example of a co-publishing product is TimeSplitters Future Perfect tm, which was developed by Free Radical Design, a game development company located near London.
We also distribute interactive software games that are developed and published by other companies. An example of one of our recent distribution products is Half-Life® 2, developed and published by Valve, which we distribute worldwide.
Method of Delivery

Packaged Goods
The console, PC and handheld games that we publish are made available to consumers on a disk (usually CD, DVD or Universal Media Disc (“UMD”) format) that is packaged and typically sold in retail stores and through online stores (including our own online store). We refer to these as “packaged goods” products. In North America and Europe, our largest markets, these packaged goods products are sold primarily to retailers that may be mass market retailers (such as Wal-Mart), electronics specialty stores (such as Best Buy) or game software specialty stores (such as GameStop).

Cellular Handsets
Following our acquisition of JAMDAT in February 2006, we merged our existing cellular handset software game development and publishing business with JAMDAT to establish our EA Mobile business. Through EA Mobile, we publish games for our customers to download onto their cellular handsets. Our customers typically purchase and download our games through a wireless carrier’s branded e-commerce service accessed directly from their cellular handsets, which must be enabled by technologies such as BREW or Java. These wireless carrier services include, among others, Verizon Wireless’ Get It Now, Sprint PCS Vision, Cingular MEdia and Vodafone live!. Our customers are charged a one-time or monthly subscription fee on their cellular handset invoice for the game. The wireless carriers generally retain a percentage of the fee and pay the rest to us. The wireless distribution of our games eliminates traditional publishing complexities, including physical production, packaging, shipping, inventory management and return processing.

Online
There are three ways in which we publish games that are playable online by consumers:

•	Online-only casual games that we make available on the World Wide Web — such as card games, puzzle games and word games — marketed under our Pogo brand. These are made available to consumers on our web site, www.pogo.com, and on certain online services provided by America Online, Inc.

•	Another type of online-only games is called “massively multiplayer online games” (sometimes called “persistent state world games”). Players experience these games as interactive virtual worlds where thousands of other players can interact with one another. We currently have two massively multiplayer online game products, Ultima Onlinetm and The Sims Onlinetm. These games are sold to consumers in the form of a CD, DVD or download containing the software necessary to play the game.

•	We include online capability features in certain of our PC, PlayStation 2, Xbox, Xbox 360 and PSP products, which enable consumers to participate in online communities and play against one another via the Internet.
In addition, online downloads are available for (1) certain PC games either from our EA.com site or third party sites such as Gametap, and (2) Microsoft’s Xbox Live service. We are also developing digital content, which we intend to sell online via microtransactions, for next-generation console-based games.

Licensed Products
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
Each of our products embodies a number of separate forms of intellectual property protection: the software and the content of our products are copyrighted; our products may use patented inventions or trade secrets; our product brands and names may be trademarks of ours or others; our products may contain voices and likenesses of actors, athletes and/or commentators (protected by personal publicity rights) and often contain musical compositions and performances that are also copyrighted. Our products also may contain content licensed from others, such as trademarks, fictional characters, storylines and software code.
We acquire the rights to include these kinds of intellectual property in our products through our own development, acquisitions, and license agreements such as those with sports leagues and player associations, movie studios and performing talent, music labels, music publishers and musicians. These licenses are typically limited to use of the licensed rights in products for specific time periods. In addition, our products that play on consoles such as the Sony PlayStation 2 and some mobile platforms include technology that is owned by the console manufacturer (for example, Sony) and licensed non-exclusively to us for use. While we may have renewal rights for some licenses, our business and the justification for the development of many of our products is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights at reasonable rates.
Our products are susceptible to unauthorized copying. We typically distribute our PC products using copy protection technology that we license from other companies. In addition, console manufacturers, such as Sony, typically incorporate security devices in their consoles in an effort to prevent the use of unlicensed products. Our primary protection against unauthorized use, duplication and distribution of our products is enforcement of our copyright and trademark interests. We typically own the copyright to the software code as well as the brand or title name trademark under which our products are marketed. We register our copyrights in the United States and other countries.
Market Segment
Historically, there have been multiple consoles and mobile video game players available to consumers that play interactive software games like ours, and there has been vigorous competition between manufacturers. While Sony’s PlayStation® and PlayStation 2 consoles have significantly outsold their competitors in the past, Microsoft and Nintendo are large and viable competitors, and PCs continue to be a strong interactive game platform. Similarly, while Nintendo’s Game Boy, Game Boy Color and Game Boy Advance have been the historic leaders in the mobile video game player market, Sony’s PlayStation Portable is a recent successful competitor in this segment. We develop and publish products for multiple platforms, and this diversification continues to be a cornerstone of our product strategy.
We currently develop or publish products for 12 different hardware platforms. In fiscal 2006, we released games designed to play on the PlayStation 2, Xbox, Xbox 360, Nintendo GameCube, PC, Game Boy Advance, Sony PSP, Nintendo DS, online and cellular handsets. In fiscal 2007, we plan to release games designed for play on these platforms as well as games designed for play on the PlayStation 3 and Nintendo Wiitm.

Video Game Consoles
The latest generation of video game consoles was initiated by the launch of Microsoft’s Xbox 360 in fiscal 2006 and will continue with the launches of the upcoming Sony and Nintendo consoles. The following table details select information on some of the console platforms for which we have published titles:

		Year Introduced
Manufacturer	Video Game Console/Platform Name	in North America	Medium/Product Base

Sega	Genesis	1989	Cartridge
Nintendo	Super NEStm	1991	Cartridge
Matsushita	3DOtm Interactive Multiplayertm	1993	Compact Disk
Sega	Saturn	1995	Compact Disk
Sony	PlayStation	1995	Compact Disk
Nintendo	Nintendo 64	1996	Cartridge
Sony	PlayStation 2	2000	Digital Versatile Disk
Nintendo	Nintendo GameCube	2001	Proprietary Optical Format
Microsoft	Xbox	2001	Digital Versatile Disk
Microsoft	Xbox 360	2005	Digital Versatile Disk
PlayStation 2. Sony released the PlayStation 2 console in Japan in March 2000, in North America in October 2000, and in Europe in November 2000. The PlayStation 2 console is a DVD-based system that, with a network adaptor, is Internet ready, as well as backward compatible with games published for its predecessor, the PlayStation. We have published and are currently developing numerous products for the Sony PlayStation 2.
Nintendo GameCube. Nintendo launched the Nintendo GameCube console in Japan in September 2001, in North America in November 2001, and in Europe in May 2002. The Nintendo GameCube plays games that are manufactured on a proprietary optical disk. We have published and are currently developing several products for the Nintendo GameCube.
Xbox. Microsoft launched the Xbox console in North America in November 2001, in Japan in February 2002, and in Europe in March 2002. The Microsoft Xbox is DVD-based system that is Internet ready. In May 2004, we began to support the Xbox Live service with features including Quickmatch, Optimatch, gamertags, Xbox Live friends list, voice communication and EA messenger service. We have published and are currently developing numerous products for the Microsoft Xbox.
Xbox 360. Microsoft launched the Xbox 360 console in North America in November 2005, and in Europe and Japan in December 2005. The Xbox 360 is a DVD-based system that is Internet and high definition ready. We have published several titles and are currently developing numerous products for the Xbox 360, all of which also support the Xbox Live service. In addition, we are developing digital content for sale via microtransactions on the Xbox Live service.

Next-Generation Consoles
Our industry is cyclical and is in the transition stage to the next cycle. Microsoft launched the Xbox 360 at the end of calendar year 2005. In the coming months, we expect Sony and Nintendo to introduce new video game consoles as well. These next-generation consoles have and are expected to introduce new complexities. Both the Xbox 360 and the PlayStation 3 have a complex multi-processor architecture and High-Definition video outputs. The Nintendo Wii will introduce a unique controller.

Mobile Platforms
The following table details select information on some of the handheld video game players for which we have published titles:

	Mobile Game Machine/	Year Introduced
Manufacturer	Platform Name	in North America

Nintendo	Game Boy	1989
Nintendo	Game Boy Color	1998
Nintendo	Game Boy Advance	2001
Nokia	N-Gage	2003
Nintendo	Nintendo DS	2004
Sony	PSP	2005
Nintendo DS. Nintendo launched the Nintendo DS in North America in November 2004, in Japan in December 2004, and in Europe in March 2005. We have published several products and are currently developing several more products for the Nintendo DS.
Sony PSP. Sony launched the PSP in Japan in December 2004, in North America in March 2005, and in Europe in September 2005. The Sony PSP is a UMD-based system. We have published, are currently developing, and expect to develop numerous products for the Sony PSP.
Cellular handsets. Following our acquisition of JAMDAT in February 2006, we merged our existing cellular handset software game development and publishing business with JAMDAT to establish our EA Mobile business. Through EA Mobile, we are a leading global publisher of interactive entertainment software playable on cellular handsets, which include games, ringtones, images and other content. In North America, we are the leading publisher of interactive entertainment software playable on cellular handsets.
Many of our games are designed to take advantage of multimedia enhancements in the latest generation of cellular handsets, including high-resolution color displays, increased processing power, improved audio capabilities and increased memory capabilities. We publish games in multiple categories designed to appeal to a broad range of wireless subscribers. Our portfolio is primarily based on intellectual properties that we create and own, and well-established brands and content that we license from third parties.

Online Games
There are three types of EA-published games that are played online by consumers: (1) online casual games marketed under the Pogo brand available to consumers on our web site, www.pogo.com, and on certain online services provided by America Online, Inc., (2) massively multiplayer online games sold to consumers in the form of a CD, DVD or download containing the software necessary to play the game, and (3) online-enabled packaged goods in which certain of our PC, PlayStation 2, PSP and Xbox products, allow consumers to participate in online communities and play against one another via the Internet.
We believe that online gaming is integral to our existing and future products. However, the continued growth of the online sector in our industry will depend on the following key factors:

•	Growing interest in multiplayer games,

•	Willingness by consumers to pay for online game content,

•	Rapid innovation of new online entertainment experiences,

•	Mass market adoption of broadband technologies,

•	Convergence of online capabilities in next-generation consoles, and

•	Ability to create online products that are applicable in diverse global markets.

Competition
We compete in the entertainment industry. At the most fundamental level, our products compete with other forms of entertainment, such as motion pictures, television and music, for the leisure time and discretionary spending of consumers. We believe that the software games segment is best viewed as a segment of the overall entertainment market. We believe that large software companies and media companies are increasing their focus on the software games segment of the entertainment market and, as a result, may compete directly with us. Several large software companies and media companies (e.g., Microsoft and Sony) have been publishing products that compete with ours for a long time, and other diversified media/entertainment companies (e.g., Time Warner, Viacom, Fox and Disney) are expanding their software game publishing efforts.
The software games business is highly competitive. It is characterized by the continuous introduction of new titles and the development of new technologies. Our competitors vary in size and cost structure from very small companies with limited resources to very large, diversified corporations with greater financial and marketing resources than ours. Our business is driven by hit titles, which require ever-increasing budgets for development and marketing. As a result, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Competition is also based on product quality and features, timing of product releases, brand-name recognition, quality of in-game content, access to distribution channels, effectiveness of marketing and price.

Games for Consoles, PCs and Handheld Video Game Players
We currently compete with Sony, Microsoft and Nintendo, each of which develop and publish software for their respective console platforms. We also compete with numerous companies which are, like us, licensed by the console manufacturers to develop and publish software games that operate on their consoles. These competitors include Activision, Atari, Capcom, Koei, Konami, LucasArts, Midway, Namco, Sega, Take-Two Interactive, THQ, Ubisoft and Vivendi Universal Games, among others. As discussed above, diversified media companies such as Time Warner, Viacom, Fox and Disney are also expanding their software game publishing efforts.
In addition to competing for product sales, we face heavy competition from other software game companies to obtain license agreements granting us the right to use intellectual property included in our products. Some of these content licenses are controlled by the diversified media companies, which, in some cases, have decided to publish their own games based on popular movie properties that they control, rather than licensing the content to a software game company such as us.
The market for our products is also characterized by significant price competition and we regularly face pricing pressures from our competitors. These pressures have, from time to time, required us to reduce our prices on certain products. Our experience has been that software game prices tend to decline once a generation of consoles has been in the market for a significant period of time due to the increasing number of software titles competing for acceptance by consumers and the anticipation of the next-generation of consoles. We have experienced this kind of price erosion during the past twelve months, as the software game segment has been going through a transition from the current generation of consoles (PlayStation 2, Xbox and Nintendo GameCube) to the next generation of consoles (Xbox 360, PlayStation 3 and Nintendo Wii).

Applications for Cellular Handsets
The wireless entertainment applications market segment, for which we develop and publish games, ringtones and wallpapers for cellular handsets, is highly competitive and characterized by frequent product introductions, evolving wireless platforms and new technologies. As demand for applications continues to increase, we expect new competitors to enter the market and existing competitors to allocate more resources to develop and market applications. As a result, we expect competition in the wireless entertainment market segment to intensify.

The current and potential competition in the wireless entertainment applications market segment includes major media companies, traditional video game publishing companies, wireless carriers, wireless software providers and other companies that specialize in wireless entertainment applications. We also compete with wireless content aggregators, who pool applications from multiple developers (and sometimes publishers) and offer them to carriers or through other sales channels.
Currently, we consider our primary competitors in the wireless entertainment applications market segment to be Disney, Gameloft, Infospace, Mforma, Namco, Sony Pictures, Sorrent, THQ Wireless, VeriSign and Yahoo!.

Online Games
The online games market segment is also highly competitive and characterized by frequent product introductions, new business models and new platforms. As the proportion of households with broadband connections increases, we expect new competitors to enter the market and existing competitors to allocate more resources to develop online games. As a result, we expect competition in the online games market segment to intensify.
Our current and potential competitors in the online game market segment include major media companies, traditional video game publishing companies, and companies that specialize in online games. Our competitors in the casual games market segment include Yahoo! Popcap, Real and MSN. In the massively multiplayer online game market segment our competitors include Vivendi Games, NC Soft, Sony and Atari.
Significant Relationships

Hardware Platform Companies
Sony. Under the terms of license agreements we entered into with Sony Computer Entertainment of America, Sony Computer Entertainment of Europe and Sony Computer Entertainment Inc. (Japan), we are authorized to develop and distribute DVD-based software products and online content compatible with the PlayStation 2. Pursuant to these agreements, we engage Sony to supply PlayStation 2 DVDs for our products. Many of our PlayStation 2 products are capable of being played online by customers who have an online adaptor, which is manufactured and sold by Sony. In addition, through another set of agreements with Sony, we are authorized to develop and distribute games compatible with the Sony PSP.
In fiscal 2006, approximately 38 percent of our net revenue was derived from sales of EA Studio games designed for play on the PlayStation 2, compared to 43 percent in fiscal 2005. We released 28 titles worldwide in fiscal 2006 for the PlayStation 2, compared to 27 titles in fiscal 2005. Our top five PlayStation 2 releases for fiscal 2006 were Need for Speed Most Wanted, Madden NFL 06, FIFA 06, NCAA® Football 06 and NBA LIVE 06.
In fiscal 2006, approximately 9 percent of our net revenue was derived from sales of EA Studio games designed for play on the Sony PSP, compared to 1 percent in fiscal 2005. We released 16 titles worldwide in fiscal 2006 for the Sony PSP, compared to three titles in fiscal 2005. Our top five Sony PSP releases for fiscal 2006 were Need for Speed Most Wanted, Burnout Revenge, Madden NFL 06, Need for Speed tm Underground 2 and FIFA 06.
We are currently in discussions with Sony Computer Entertainment of America, Sony Computer Entertainment of Europe and Sony Computer Entertainment Inc. (Japan) to secure a license to develop and distribute Blu-Ray based software products compatible with the forthcoming PlayStation 3 console.
Microsoft. Under the terms of license agreements we have entered into with Microsoft, we are authorized to develop and distribute DVD-based software products and online content compatible with the Xbox and Xbox 360.
In fiscal 2006, approximately 13 percent of our net revenue was derived from sales of EA Studio games designed for play on the Xbox, compared to 16 percent in fiscal 2005. We released 28 titles worldwide in fiscal 2006 for the Xbox, compared to 26 titles in fiscal 2005. Our top five Xbox releases for fiscal 2006 were Madden NFL 06, Need for Speed Most Wanted, NCAA Football 06, Burnout Revenge and FIFA 06.
In fiscal 2006, approximately 5 percent of our net revenue was derived from sales of EA Studio games designed for play on the Xbox 360. We released seven titles worldwide in fiscal 2006 for the Xbox 360. Our top five Xbox 360 releases for fiscal 2006 were Need for Speed Most Wanted, Madden NFL 06, EA SPORTS tm Fight Night Round 3, FIFA 06 and NBA LIVE 06.
Nintendo. Under the terms of license agreements we entered into with Nintendo of America and Nintendo Company Ltd. (Japan), we are authorized to develop and distribute proprietary optical format disk products compatible with the Nintendo GameCube, the Nintendo DS and Game Boy Advance. Pursuant to these agreements, we engage Nintendo to supply Nintendo GameCube proprietary optical format disk products for our products.
In fiscal 2006, approximately 5 percent of our net revenue was derived from sales of EA Studio games designed for play on the Nintendo GameCube, compared to 7 percent in fiscal 2005. We released 14 titles worldwide in fiscal 2006 for the Nintendo GameCube, compared to 20 titles in fiscal 2005. Our top five Nintendo GameCube releases for the year were Need for Speed Most Wanted, Harry Potter and the Goblet of Fire, Madden NFL 06, FIFA 06 and The Sims 2.
We are currently in discussions with Nintendo of America and Nintendo Company Ltd. (Japan) to secure a license to develop and distribute DVD-based software products compatible with the forthcoming Nintendo Wii console.

Wireless Carrier Channel
We have agreements to distribute our wireless applications through more than 90 carriers in over 40 countries. Our customers download our applications to their cellular handsets and their wireless carrier invoices them a one-time fee or monthly subscription fee. Our carrier distribution agreements establish the fees to be retained by the carrier for distributing our applications. Our carrier agreements are not exclusive and generally have a limited term of one or two years, with evergreen, or automatic renewal, provisions upon expiration of the initial term. The agreements generally do not obligate the carriers to market or distribute any of our applications. In addition, the carriers can often terminate these agreements early and, in some instances, without cause.

Content Licensors
Many of our products are based on or incorporate content and trademarks owned by others. For example, our EA SPORTS and EA SPORTS BIG products include rights licensed from the major sports leagues and players associations. Similarly, many of our hit EA franchises, such as The Godfather, Harry Potter and Lord of the Rings, are based on key film and literary licenses. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation and UEFA (professional soccer); NASCAR and ISC (stock car racing); National Basketball Association (professional basketball); PGA TOUR, Tiger Woods and Pebble Beach (professional golf); National Hockey League and NHLPA (professional hockey); Warner Bros. (Harry Potter, Batman and Superman); New Line Productions and Saul Zaentz Company (The Lord of the Rings); Marvel Enterprises (fighting); National Football League Properties, Arena Football League and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football, basketball and baseball); Simcoh (Def Jam); Viacom Consumer Products (The Godfather); Valve Corporation (Half-Life and Counter-Strike); ESPN (content in EA SPORTS games); Twentieth Century Fox Licensing and Merchandising (The Simpsons); Lamborghini, McLaren and Porsche (car licenses for Need for Speed); and mobile game rights with PopCap Games and The Tetris Company. In the future, we will likely enter into other relationships with other significant content providers.

Products and Product Development
In fiscal 2006, we generated approximately 73 percent of our net revenue from EA Studio-produced products, released during the year as compared to approximately 71 percent in fiscal 2005. During fiscal 2006, we released 31 EA Studio titles, excluding titles developed for cellular handsets, compared to 35 EA Studio titles in fiscal 2005. We released 131 stock keeping units, or SKUs (a version of a title designed for play on a particular platform) in fiscal 2006, compared to 109 SKUs in fiscal 2005. In fiscal 2006, we had 27 titles that sold over one million units (aggregated across all platforms). In fiscal 2005, we had 31 titles and in fiscal 2004 we had 27 titles that sold over one million units (aggregated across all platforms). In fiscal 2006, we had one title, Need for Speed Most Wanted, published on eight different platforms, which represented approximately 10 percent of our total net revenue. In fiscal 2005, we had one title, Need for Speed Underground 2, published on five different platforms, which represented approximately 11 percent of our total net revenue. No title represented more than 10 percent of our total net revenue in fiscal 2004.
The products produced by EA’s studios are designed and created by our employee designers and artists and by non-employee software developers (we call them “independent artists” or “third-party developers”). We typically advance development funds to the independent artists and third-party developers during development of our games. These payments are considered advances against subsequent royalties based on the sales of the products. These terms are typically set forth in written agreements entered into with the independent artists and third-party developers.
During fiscal 2006, the retail selling prices of our newly released products in North America ranged from $29.99 to $59.99. Other titles, including re-releases of older titles marketed as “Classics”, had retail selling prices that ranged from $9.99 to $29.99. These ranges may not be indicative of our future retail selling prices in North America, which are based on prevailing market conditions. The retail selling prices of our titles outside of North America vary widely depending on factors such as local market conditions.
Our goal is to maintain our position as a leading publisher of games sold for play on video game consoles, PCs and mobile platforms. We will continue to invest in tools and technologies designed to facilitate development of our products for current and next-generation consoles, mobile platforms and online. We have incurred and expect to incur higher costs during this transition to next-generation consoles. During this transition, we intend to continue to develop titles for current-generation video game consoles while we also continue to make significant investments in the development of products that operate on next-generation consoles such as the Xbox 360, PlayStation 3 and Nintendo Wii. These investments are recorded in research and development in our Consolidated Statement of Operations. We had research and development expenditures of $758 million in fiscal 2006, $633 million in fiscal 2005 and $511 million in fiscal 2004.

Online Games
We publish three types of games that are played online by consumers: online casual games, massively multiplayer online games, and online-enabled packaged goods games.
Online Casual Games. Our online casual games are marketed under three brands: Pogo (our free online games service), Club Pogo (our subscription-based online games service) and Pogo-To-Go (downloadable games).

•	Pogo — Pogo provides approximately 80 free online games geared towards family entertainment. The offerings include sports, arcade, card, board, casino, word, trivia and puzzle games. This games service incorporates prizes, tournaments, community-building activities and the popularity of free, familiar games to appeal to a broad consumer market.

•	Club Pogo — In fiscal 2004, we launched Club Pogo, a subscription-based service offering exclusive games and premium features. We offer approximately 30 additional games for Club Pogo subscribers. To join Club Pogo, players must register and subscribe online. Players have the option of selecting a monthly or annual subscription fee plan. When a player joins Club Pogo, they have access to all of the games and content they had on the free Pogo service, plus premium features and benefits, such as additional member-exclusive games, ad-free gameplay, and an enhanced prize system. Club Pogo players also have the option of purchasing digital content such as premium badge albums. Club Pogo also provides a deeper community experience through upgraded player profiles, weekly game challenges and member badges. We had over 1.2 million paying subscribers as of March 31, 2006, up from 800,000 paying subscribers as of March 31, 2005.

•	Pogo-To-Go — Pogo-to-Go is our downloadable games offering. A one-time fee allows users to download a Pogo game to play offline. We currently offer approximately 240 downloadable games under the Pogo-To-Go service, including third party games. The Pogo-To-Go games include extra features like exclusive game modes, bonus levels, high scores and enhanced graphics and sounds. We also offer packaged goods versions of some of these games that consumers can purchase at retail outlets.

Massively Multiplayer Online Games. Massively multiplayer online games are played exclusively online and are experienced as interactive virtual worlds where thousands of other players can interact with one another. Massively multiplayer online games are sold to consumers in the form of a CD, DVD or download containing the software necessary to play the game. After installing the software on their PCs, players are able to log-on to servers in order to interact with other players.
To date, we have launched five massively multiplayer online games with mixed results. While we have achieved success with Ultima Online, our other massively multiplayer online games have not met expectations. We continue to explore opportunities to build success in this segment of online games.
Online-Enabled Packaged Goods. We include online capability features in certain of our PC, PlayStation 2, Xbox, Xbox 360 and PSP products, which enable consumers to participate in online communities and play against one another via the Internet. In fiscal 2006, 16 Xbox, 14 PlayStation 2, eight PC, seven Xbox 360 and four PSP titles had online gameplay capability. We expect to include online gameplay capability in almost all of our titles going forward.
Marketing and Distribution
We market the products produced by our studios under the EA SPORTS, EA SPORTS BIG, EA and Pogo brands. Products marketed under the EA SPORTS brand typically simulate professional and collegiate sports and include franchises such as Madden NFL, FIFA Soccer and NBA Live. Products marketed under the EA SPORTS BIG brand typically feature extreme sports or modified traditional sports in arcade-style games and include such titles as FIFA Street 2 and NBA Street V3. We market non-sports games under the EA brand including franchises such as Need for Speed, The Sims and The Lord of the Rings, as well as The Godfather tm The Game.
Our EA Partners business unit operates under a variety of deal types and structures with the intent of generating, leveraging and/or owning intellectual properties conceived by other developers, publishers or licensors worldwide. Through EA Partners we provide direct development expertise to our partners via an internal production staff, while also making available our publishing resources to provide sales, marketing and distribution services on a global basis. EA Partners also provides distribution and manufacturing services to other publishers. These titles are typically delivered to us from other publishers in gold master form or as completed products.
The interactive software game business is “hit” driven, requiring significant expenditures for marketing and advertising of our products. There can be no assurance that we will continue to produce “hit” titles, or that advertising for any product will increase sales sufficiently to recoup those advertising expenses.
We generated approximately 94 percent of our North American net revenue from direct sales to retailers. The remaining 6 percent of our North American sales were made through a limited number of specialized and regional distributors and rack jobbers in markets where we believe direct sales would not be economical. Outside of North America, we derive revenue primarily from direct sales to retailers. In a few of our smaller markets, we sell our products through distributors with whom we have written agreements or informal arrangements, depending on the business customs of the territories. We had direct sales to one customer, Wal-Mart Stores, Inc., which represented approximately 13 percent of total net revenue in both fiscal 2006 and 2004 and approximately 14 percent of total net revenue in fiscal 2005.
In North America, we have stock-balancing programs for our PC products, which allow for the exchange of PC products by resellers under certain circumstances. We may also decide to provide price protection for our PC products under certain circumstances in North America. In most of our major geographical markets, we accept product returns on our PC products and we may decide to accept product returns or provide price protection under certain circumstances for our console products after we analyze inventory remaining in the channel, the rate of inventory sell-through in the channel, and our remaining inventory on hand. It is our policy to exchange products or give credits, rather than give cash refunds. We actively monitor the volume of our sales to our channel partners and their inventories, as substantial overstocking in the distribution channel could result in high returns or higher price protection costs in subsequent periods.
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
International Operations
We conduct business and have wholly-owned subsidiaries throughout the world, including offices in Australia, Austria, Barbados, Belgium, Bermuda, Brazil, Canada, China, the Czech Republic, Denmark, England, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Italy, Japan, Mexico, the Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, and Thailand. International net revenue decreased by 7 percent to $1.367 billion, or 46 percent of total net revenue in fiscal 2006, compared to $1.464 billion, or 47 percent of total net revenue in fiscal 2005. Our decrease in international net revenue was primarily driven by lower sales in Europe and the negative impact of foreign exchange rates.
We believe that in order to increase our online sales in Asia, we will need to devote significant resources to hire local development talent and expand our infrastructure, most notably, the expansion and creation of studio facilities to develop content locally. In addition, we are establishing online game marketing, publishing and distribution functions in China. As part of this strategy, we may seek to partner with established local companies through acquisitions, joint ventures or other similar arrangements.
The amounts of net revenue and long-lived assets attributable to each of our geographic regions for each of the last three fiscal years are set forth in Note 17 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

Manufacturing and Suppliers
The suppliers we use to manufacture our packaged goods games can be characterized in three types:

•	Manufacturing entities that press our game disks,

•	Entities that print our game instruction booklets, and

•	Entities that package the disks and printed game instruction booklets into the jewel cases and boxes for shipping to customers.
Our online games and cellular handset applications are delivered digitally, and therefore, are not manufactured.
In many instances, we are able to acquire materials on a volume-discount basis. We have multiple potential sources of supply for most materials, except for the disk component of our PlayStation 2, PSP and Nintendo GameCube disk products, as well as Nintendo DS cartridges, as discussed in “Significant Relationships”. We also have alternate sources for the manufacture and assembly of most of our products. To date, we have not experienced any material difficulties or delays in production of our software and related documentation and packaging. However, a shortage of components, manufacturing delays by Sony, Nintendo or other vendors, or other factors beyond our control could impair our ability to manufacture, or have manufactured, our products.
Backlog
We typically ship orders immediately upon receipt. To the extent that any backlog may or may not exist at the end of a reporting period, it would be both coincidental and an unreliable indicator of future results of any period.
Seasonality
Our business is highly seasonal. We typically experience our highest revenue and profit in the holiday season quarter ending in December and a seasonal low in revenue and profit in the quarter ending in June. Our results however can vary based on title release dates, consumer demand for our products and shipment schedules, among other factors.
Employees
As of March 31, 2006, we employed approximately 7,200 people, of whom over 4,000 were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. To date, we have been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct our business successfully. We believe that our relationships with our employees are strong. Less than three percent of our employees, all of whom work for our Swedish development subsidiary, are represented by a union, guild or other collective bargaining organization.

Executive Officers
The following table sets forth information regarding our executive officers, who are appointed by and serve at the discretion of the Board of Directors:

Name	Age	Position

Lawrence F. Probst III	56	Chairman and Chief Executive Officer
V. Paul Lee	41	President, Worldwide Studios
Gerhard Florin	47	Executive Vice President, General Manager, International Publishing
David P. Gardner	40	Executive Vice President, Chief Operating Officer, Worldwide Studios
Frank D. Gibeau	37	Executive Vice President, General Manager, North America Publishing
Warren C. Jenson	49	Executive Vice President, Chief Financial and Administrative Officer
Joel Linzner	54	Executive Vice President, Business and Legal Affairs
Nancy L. Smith	53	Executive Vice President, General Manager, The Sims Franchise
Kenneth A. Barker	39	Senior Vice President, Chief Accounting Officer
Stephen G. Bené	42	Senior Vice President, General Counsel and Corporate Secretary
Mitch Lasky	44	Senior Vice President, EA Mobile
Gabrielle Toledano	39	Senior Vice President, Human Resources
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
Mr. Lee was named President, Worldwide Studios, in September 2005. He served as Executive Vice President and Chief Operating Officer, Worldwide Studios from August 2002 to September 2005. From 1998 to August 2002, he was Senior Vice President and Chief Operating Officer, Worldwide Studios. Prior to this, he served as General Manager of EA Canada, Chief Operating Officer of EA Canada, Chief Financial Officer of EA Sports and Vice President, Finance and Administration of EA Canada. Mr. Lee was a principal of Distinctive Software Inc. until it was acquired by Electronic Arts in 1991. Mr. Lee holds a Bachelor of Commerce degree from the University of British Columbia and is a Chartered Financial Analyst.
Dr. Florin has served as Executive Vice President, General Manager, International Publishing since September 2005. Previously he was Senior Vice President and Managing Director, European Publishing since April 2003. Prior to this, he served as Vice President, Managing Director for European countries since 2001. From the time he joined Electronic Arts in 1996 to 2001, he was the Managing Director for German speaking countries. Prior to joining Electronic Arts, Dr. Florin held various positions at BMG, the global music division of Bertelsmann AG, and worked as a consultant with McKinsey. Dr. Florin holds Masters and Ph.D. degrees in Economics from the University of Augsburg, Germany.
Mr. Gardner has served as Executive Vice President, Chief Operating Officer, Worldwide Studios since September 2005. Previously he served as Senior Vice President, International Publishing since April 2004. During fiscal 2004, Mr. Gardner took a leave of absence from EA. He previously held the position of Senior Vice President and Managing Director, European Publishing from May 1999 to April 2003. Prior to this, he held several positions in EA Europe, which he helped establish in 1987, including Director of European Sales and Marketing and Managing Director of EA Europe. Mr. Gardner has also held various positions at Electronic Arts in the sales, marketing and customer support departments since joining the company in 1983.
Mr. Gibeau has served as Executive Vice President, General Manager, North America Publishing since September 2005. Previously he was Senior Vice President of North American Marketing, a position he held since 2002. Mr. Gibeau has held various publishing positions since joining the company in 1991. Mr. Gibeau holds a B.S. degree from the University of Southern California and an M.B.A. from Santa Clara University.
Mr. Jenson joined Electronic Arts in June 2002 as Executive Vice President, Chief Financial and Administrative Officer. Before joining Electronic Arts, he was the Senior Vice President and Chief Financial Officer for Amazon.com from 1999 to 2002. From 1998 to 1999, he was the Chief Financial Officer and Executive Vice President for Delta Air Lines. Prior to that, he worked in several positions as part of the General Electric Company. Most notably, he served as Chief Financial Officer and Senior Vice President for the National Broadcasting Company, a subsidiary of General Electric. Mr. Jenson earned his Masters of Accountancy-Business Taxation, and B.S. in Accounting from Brigham Young University.
Mr. Linzner has served as Executive Vice President, Business and Legal Affairs since March 2005. From April 2004 to March 2005, he served as Senior Vice President, Business and Legal Affairs. From October 2002 to April 2004, Mr. Linzner held the position of Senior Vice President of Worldwide Business Affairs and from July 1999 to October 2002, he held the position of Vice President of Worldwide Business Affairs. Prior to joining Electronic Arts in July 1999, Mr. Linzner served as outside litigation counsel to Electronic Arts and several other companies in the video game industry. Mr. Linzner earned his J.D. from Boalt Hall at the University of California, Berkeley, after graduating from Brandeis University. He is a member of the Bar of the State of California and is admitted to practice in the United States Supreme Court, the Ninth Circuit Court of Appeals and several United States District Courts.
Ms. Smith was named Executive Vice President, General Manager, The Sims Franchise in September 2005. Prior to this position, she served as Executive Vice President and General Manager, North American Publishing since March 1998. From October 1996 to March 1998, Ms. Smith served as Executive Vice President, North American Sales. She previously held the position of Senior Vice President of North American Sales and Distribution from July 1993 to October 1996 and as Vice President of Sales from 1988 to 1993. Ms. Smith has also served as Western Regional Sales Manager and National Sales Manager since she joined Electronic Arts in 1984. Ms. Smith holds a B.S. degree in management and organizational behavior from the University of San Francisco.
Mr. Barker has served as Senior Vice President, Chief Accounting Officer since April 2006. From June 2003 to April 2006, Mr. Barker held the position of Vice President, Chief Accounting Officer. Prior to joining Electronic Arts, Mr. Barker was employed at Sun Microsystems, Inc., as Vice President and Corporate Controller from October 2002 to June 2003 and Assistant Corporate Controller from April 2000 to September 2002. Prior to that, he was an audit partner at Deloitte. Mr. Barker graduated from the University of Notre Dame with a B.A. degree in Accounting.
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
Mr. Lasky joined Electronic Arts in February 2006 as Senior Vice President of EA Mobile. From November 2000 until February 2006, Mr. Lasky served as Chief Executive Officer of JAMDAT Mobile Inc., and from February 2001 until February 2006, served as Chairman of the Board of JAMDAT. From

March 1995 to June 2000, Mr. Lasky held various positions at Activision, Inc., including Executive Vice President of Worldwide Studios. Mr. Lasky graduated from Harvard College with a B.A. in History and Literature, and earned a J.D. from the University of Virginia School of Law.
Ms. Toledano joined Electronic Arts in February 2006 as Senior Vice President, Human Resources. Prior to joining Electronic Arts, Ms. Toledano served as Siebel Systems, Inc.’s Senior Vice President of Human Resources from July 2002 to February 2006. From September 2000 to June 2002, she served as Senior Director of Human Resources for Microsoft Corporation, and from September 1998 until September 2000, she served as Director of Human Resources and Recruiting for Microsoft. Ms. Toledano earned both her undergraduate degree in Humanities and her graduate degree in Education from Stanford University.
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

Item 1A:	Risk Factors
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
Our industry is cyclical and is in the midst of a transition period heading into the next cycle. During the transition, we expect our costs to continue to increase, we may experience a decline in sales as consumers anticipate and adopt next-generation products and our operating results may suffer and become more difficult to predict.
Video game platforms have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. Sony’s PlayStation 2 was introduced in 2000 and Microsoft’s Xbox and the Nintendo GameCube were introduced in 2001. Microsoft released the Xbox 360 in November 2005, and we expect Sony and Nintendo to introduce new video game players into the market as well (so-called “next-generation platforms”) in the coming months. As a result, we believe that the interactive entertainment industry is in the midst of a transition stage leading into the next cycle. During this transition, we intend to continue developing and marketing new titles for current-generation video game platforms while we also make significant investments developing products for the next-generation platforms. We have incurred and expect to continue to incur increased costs during the transition to next-generation platforms, which are not likely to be offset in the near future. Moreover, we expect development costs for next-generation video games to be greater on a per-title basis than development costs for current-generation video games.
We also expect that, as the current generation of platforms reaches the end of its cycle and next-generation platforms are introduced into the market, sales of video games for current-generation platforms will continue to decline as consumers replace their current-generation platforms with next-generation platforms, or defer game software purchases until they are able to purchase a next-generation platform. This decline in current-generation product sales may not be offset by increased sales of products for the new platforms. For example, following the launch of Sony’s PlayStation 2 platform, we experienced a significant decline in revenue from sales of products for Sony’s older PlayStation game console, which was not immediately offset by revenue generated from sales of products for the PlayStation 2. More recently, we have seen a sharp decrease in sales of titles for the Xbox following the launch of the Xbox 360. In addition, during the transition, we expect our operating results to be more volatile and difficult to predict, which could cause our stock price to fluctuate significantly.
We expect the average price of current-generation titles to continue to decline.
As a result of the transition to next-generation platforms, a more value-oriented consumer base, a greater number of current-generation titles being published, and significant pricing pressure from our competitors, we have experienced a decrease in the average price of our titles for current-generation platforms. As the interactive entertainment industry continues to transition to next-generation platforms, we expect few, if any, current-generation titles will be able to command premium price points, and we expect that even these titles will be subject to price reductions at an earlier point in their sales cycle than we have seen in prior years. We expect the average price of current-generation titles to continue to decline, which will have a negative effect on our margins and operating results.
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
Our business is highly seasonal, with the highest levels of consumer demand and a significant percentage of our revenue occurring in the December quarter. In addition, we seek to release many of our products in conjunction with specific events, such as the release of a related movie or the beginning of a sports season or major sporting event. If we miss these key selling periods for any reason, including product delays or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately. Likewise, if a key event to which our product release schedule is tied were to be delayed or cancelled, our sales would also suffer disproportionately. Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our products, and the need to fine-tune our products prior to their release. We have experienced development delays for our products in the past, which caused us to push back release dates. In the future, any failure to meet anticipated production or release schedules would likely result in a delay of revenue or possibly a significant shortfall in our revenue, harm our profitability, and cause our operating results to be materially different than anticipated.
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
Technology changes rapidly in our business and if we fail to anticipate or successfully implement new technologies or the manner in which people play our games, the quality, timeliness and competitiveness of our products and services will suffer.
Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services competitive in the market. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can. In either case, our products and services may be technologically inferior to our competitors’, less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products and services, then we may delay their release until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product or service launch schedule or to keep up with our competition, which would increase our development expenses.
Our business is intensely competitive and “hit” driven. If we do not continue to deliver “hit” products and services or if consumers prefer our competitors’ products or services over our own, our operating results could suffer.
Competition in our industry is intense and we expect new competitors to continue to emerge in the United States and abroad. While many new products and services are regularly introduced, only a relatively small number of “hit” titles accounts for a significant portion of total revenue in our industry. Hit products or services offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products and services to fall below expectations. If our competitors develop more successful products or services, offer competitive products or services at lower price points or based on payment models perceived as offering a better value proposition (such as pay-for-play or subscription-based models), or if we do not continue to develop consistently high-quality and well-received products and services, our revenue, margins, and profitability will decline.
If we are unable to maintain or acquire licenses to intellectual property, we will publish fewer hit titles and our revenue, profitability and cash flows will decline. Competition for these licenses may make them more expensive and increase our costs.
Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from major sports leagues and players’ associations. Similarly, many of our other hit franchises, such as The Godfather, Harry Potter and Lord of the Rings, are based on key film and literary licenses. Competition for these licenses is intense. If we are unable to maintain these licenses or obtain additional licenses with significant commercial value, our revenues and profitability will decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs.
If patent claims continue to be asserted against us, we may be unable to sustain our current business models or profits, or we may be precluded from pursuing new business opportunities in the future.
Many patents have been issued that may apply to widely-used game technologies, or to potential new modes of delivering, playing or monetizing game software products. For example, infringement claims under many issued patents are now being asserted against interactive software or online game sites. Several such claims have been asserted against us. We incur substantial expenses in evaluating and defending against such claims, regardless of the merits of the claims. In the event that there is a determination that we have infringed a third-party patent, we could incur significant monetary liability and be prevented from using the rights in the future, which could negatively impact our operating results. We may also discover that future opportunities to provide new and innovative modes of game play and game delivery to consumers may be precluded by existing patents that we are unable to license on reasonable terms.
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

Our business, our products and our distribution are subject to increasing regulation of content, consumer privacy, distribution and online hosting and delivery in the key territories in which we conduct business. If we do not successfully respond to these regulations, our business may suffer.
Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, data protection laws in the United States and Europe impose various restrictions on our web sites. Those rules vary by territory although the Internet recognizes no geographical boundaries. Other countries, such as Germany, have adopted laws regulating content both in packaged games and those transmitted over the Internet that are stricter than current United States laws. In the United States, the federal and several state governments are continually considering content restrictions on products such as ours, as well as restrictions on distribution of such products. For example, recent legislation has been adopted in several states, and could be proposed at the federal level, that prohibits the sale of certain games (e.g., violent games or those with “M (Mature)” or “AO (Adults Only)” ratings) to minors. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, and by requiring additional differentiation between products for different territories to address varying regulations. This additional product differentiation could be costly.
If one or more of our titles were found to contain hidden, objectionable content, our business could suffer.
Throughout the history of our industry, many video games have been designed to include certain hidden content and gameplay features that are accessible through the use of in-game cheat codes or other technological means that are intended to enhance the gameplay experience. However, in several cases, the hidden content or feature was included in the game by an employee who was not authorized to do so or by an outside developer without the knowledge of the publisher. From time to time, some hidden content and features have contained profanity, graphic violence and sexually explicit or otherwise objectionable material. In a few cases, the Entertainment Software Ratings Board (“ESRB”) has reacted to discoveries of hidden content and features by reviewing the rating that was originally assigned to the product, requiring the publisher to change the game packaging and/or fining the publisher. Retailers have on occasion reacted to the discovery of such hidden content by removing these games from their shelves, refusing to sell them, and demanding that their publishers accept them as product returns. Likewise, consumers have reacted to the revelation of hidden content by refusing to purchase such games, demanding refunds for games they’ve already purchased, and refraining from buying other games published by the company whose game contained the objectionable material.
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
If we ship defective products, our operating results could suffer.
Products such as ours are extremely complex software programs, and are difficult to develop, manufacture and distribute. We have quality controls in place to detect defects in the software, media and packaging of our products before they are released. Nonetheless, these quality controls are subject to human error, overriding, and reasonable resource constraints. Therefore, these quality controls and preventative measures may not be effective in detecting defects in our products before they have been reproduced and released into the marketplace. In such an event, we could be required to recall a product, or we may find it necessary to voluntarily recall a product, and/or scrap defective inventory, which could significantly harm our business and operating results.
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
For the fiscal year ended March 31, 2006, international net revenue comprised 46 percent of our total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. While we utilize foreign exchange forward contracts to mitigate some foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) and, from time to time, foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries), our results of operations, including our reported net revenue and net income, and financial condition would be adversely affected by unfavorable foreign currency fluctuations, particularly the Euro, British pound sterling and Canadian dollar.

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our operating results and financial condition.
We are subject to income taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, and, in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.
We are also required to estimate what our taxes will be in the future. Although we believe our tax estimates are reasonable, the estimate process and the applicable law are inherently uncertain, and our estimates are not binding on tax authorities. Our effective tax rate could be adversely affected by changes in our business, including the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws as well as other factors. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and net income could be materially affected.
We incur certain tax expenses that do not decline proportionately with declines in our consolidated income. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income than higher levels. In addition, at lower levels of pre-tax income, our effective tax rate will be more volatile.
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
As we expand our international operations and implement changes to our operating structure or undertake intercompany transactions in light of changing tax laws, expiring rulings, acquisitions and our current and anticipated business and operational requirements, our tax expense could increase. For example, in the second and fourth quarters of fiscal 2006, we incurred additional income taxes resulting from certain intercompany transactions.
In the fourth quarter of fiscal 2006, we repatriated $375 million under the American Jobs Creation Act of 2004. As a result, we recorded an additional one-time tax expense in fiscal 2006 of $17 million.
Beginning in fiscal year 2007, we will recognize expense for stock-based compensation related to our employee equity compensation and employee stock purchase programs. The recognition of this expense will significantly lower our reported net income (or increase our reported net loss).
On April 2, 2006, the first day of our current fiscal year, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”, which requires us to recognize compensation expense for all stock-based compensation based on estimated fair values. As a result, beginning with our first quarter of fiscal 2007, our operating results will contain a charge for stock-based compensation related to the equity-based compensation we provide to our employees, as well as stock purchases under our 2000 Employee Stock Purchase Plan. This expense will be in addition to the stock-based compensation expense we have recognized in prior periods related to restricted stock unit grants, acquisitions and other grants. The stock-based compensation charges we incur will depend on the number of equity-based awards we grant, the number of shares of common stock we sell under our 2000 Employee Stock Purchase Plan, as well as a number of estimates and variables such as estimated forfeiture rates, the trading price and volatility of our common stock, the expected term of our options, and interest rates. As a result, our stock-based compensation charges can vary significantly from period to period. Going forward, our adoption of SFAS No. 123R will significantly lower our reported net income

(or increase our reported net loss), which could have an adverse impact on the trading price of our common stock.
Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.
As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC and national and international accounting standards bodies, the frequency of accounting policy changes may accelerate. For example, accounting policies affecting software revenue recognition have been the subject of frequent interpretations, which could significantly affect the way we account for revenue related to our products. In addition, the rules for tax accounting are in the process of being changed. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue and taxes, could have a significant adverse effect on our reported results although not necessarily on our cash flows. It is likely that, as the industry transitions to the next generation of consoles, a more significant portion of our business could be generated through online services and, as a result, we would recognize the related revenue over an extended period of time rather than up front and all at once.
The majority of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.
Over 70 percent of our U.S. sales were made to five key customers during the fiscal year ended March 31, 2006. In Europe, our top ten customers accounted for approximately 32 percent of our sales in that territory during the fiscal year ended March 31, 2006. Worldwide, we had direct sales to one customer, Wal-Mart Stores, Inc., which represented approximately 13 percent of total net revenue in the fiscal year ended March 31, 2006. In addition, we believe it likely that, had GameStop Corp.’s acquisition of Electronics Boutique Holdings Corp. occurred on April 1, 2005, the combined company would have represented greater than 10 percent of total net revenue for the fiscal year ended March 31, 2006. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. Additionally, our receivables from these large customers increase significantly in the December quarter as they stock up for the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers.
Acquisitions, investments and other strategic transactions could result in operating difficulties, dilution to our investors and other negative consequences.
We have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions, including (i) acquisitions of companies, businesses, intellectual properties, and other assets, and (ii) investments in new interactive entertainment businesses (for example, online and mobile games). Any of these strategic transactions could be material to our financial condition and results of operations. Although we regularly search for opportunities to engage in strategic transactions, we may not be successful in identifying suitable opportunities. We may not be able to consummate potential acquisitions or investments or an acquisition or investment may not enhance our business or may decrease rather than increase our earnings. In addition, the process of integrating an acquired company or business, or successfully exploiting acquired intellectual property or other assets, could divert a significant amount of our management’s time and focus and may create unforeseen operating difficulties and expenditures. Additional risks we face include:

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
Future acquisitions and investments could involve the issuance of our equity securities, potentially diluting our existing stockholders, the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased expenses, any of which could harm our financial condition. Our stockholders may not have the opportunity to review, vote on or evaluate future acquisitions or investments.
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
The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to factors specific to us (including those discussed in the risk factors above as well as others not currently known to us or that we currently do not believe are material), to changes in securities analysts’ earnings estimates or ratings, to our results or future financial guidance falling below the expectations of analysts and investors, to factors affecting the computer, software, Internet, entertainment, media or electronics industries, or to national or international economic conditions.

Item 1B:	Unresolved Staff Comments
None.

Item 2:	Properties
The following diagram depicts the locations of the majority of our facilities throughout the world:
We currently own a 418,000 square feet product development studio facility in Burnaby, British Columbia, Canada and a 122,000 square feet administrative, sales and development facility in Chertsey, England. In addition to the properties we own, we lease approximately 2.6 million square feet of facilities, including the following significant leases for our headquarters in Redwood City, California, our studios in Los Angeles, California and Orlando, Florida, and our distribution center in Louisville, Kentucky. Our leased space is summarized as follows (in square feet):

	North
Purpose	America	Europe	Asia	Total

Distribution	250,000	86,735	—	336,735
Sales & Administrative	732,077	167,978	65,519	965,574
Studio Development	1,138,080	122,078	65,805	1,325,963

Total Leased Square Footage	2,120,157	376,791	131,324	2,628,272

Redwood City Headquarters
In February 1995, we entered into a build-to-suit lease (“Phase One Lease”) with a third party for our headquarters facilities in Redwood City, California (“Phase One Facilities”). The Phase One Facilities comprise a total of approximately 350,000 square feet and provide space for sales, marketing, administration and research and development functions. In July 2001, we refinanced the Phase One Lease with Keybank National Association through July 2006. We account for the Phase One Lease arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended.
On May 26, 2006, we extended the financing under the Phase One Lease through July 2007. Upon expiration of the financing in July 2007, we may purchase the Phase One Facilities, request up to two one-year extensions of the financing (subject to bank approval), self-fund approximately 90 percent of the financing and extend the remainder through July 2009, or arrange for the sale of the Phase One Facilities to a third party.
The Phase One Lease terminates upon expiration of the financing in July 2007 unless we have extended the financing or elected to self-fund the financing as described above, in which case the term of the lease could be extended until as late as July 2009. Subject to certain terms and conditions, upon termination of the lease, we may purchase the Phase One Facilities, request an extension of the lease or arrange for the sale of the Phase One Facilities to a third party.
Pursuant to the terms of the Phase One Lease, as amended to date, we have an option to purchase the Phase One Facilities at any time for a maximum purchase price of $132 million. In the event of a sale to a third party, if the sale price is less than $132 million, we will be obligated to reimburse the difference between the actual sale price and $132 million, up to maximum of $117 million, subject to certain provisions of the Phase One Lease, as amended.
In December 2000, we entered into a second build-to-suit lease (“Phase Two Lease”) with Keybank National Association for a five and one-half year term beginning in December 2000 to expand our Redwood City, California headquarters facilities and develop adjacent property (“Phase Two Facilities”). Construction of the Phase Two Facilities was completed in June 2002. The Phase Two Facilities comprise a total of approximately 310,000 square feet and provide space for sales, marketing, administration and research and development functions. We account for the Phase Two Lease arrangement as an operating lease in accordance with SFAS No. 13, as amended.
On May 26, 2006, we extended the financing under the Phase Two Lease through July 2007. Upon the expiration of the financing in July 2007, we may purchase the Phase Two Facilities, request up to two one-year extensions of the financing (subject to bank approval), self-fund approximately 90 percent of the financing and extend the remainder through July 2009, or arrange for the sale of the Phase Two Facilities to a third party.
The Phase Two Lease terminates upon expiration of the financing in July 2007 unless we have extended the financing or elected to self-fund the financing as described above, in which case the term of the lease could be extended until as late as July 2009. Subject to certain terms and conditions, upon termination of the lease, we may purchase the Phase Two Facilities, request an extension of the lease or arrange for the sale of the Phase Two Facilities to a third party.
Pursuant to the terms of the Phase Two Lease, as amended to date, we have an option to purchase the Phase Two Facilities at any time for a maximum purchase price of $115 million. In the event of a sale to a third party, if the sale price is less than $115 million, we will be obligated to reimburse the difference between the actual sale price and $115 million, up to a maximum of $105 million, subject to certain provisions of the Phase Two Lease, as amended.
The lease rates of the Phase One and Phase Two Leases fluctuate and are based upon LIBOR plus a margin that varies from 0.50% to 1.25% based on our ratio of total consolidated debt to consolidated tangible net worth. Based on the 3-month LIBOR rate of 5.2% as of May 26, 2006, the annual rent obligation of the two leases would total approximately $14 million. Our rent obligation under the leases could increase or decrease significantly depending on changes in LIBOR.

Guildford, Orlando, Los Angeles and Vancouver Studios; Louisville Distribution Center
In February 2006, we entered into an agreement with an independent third party to lease a studio facility in Guildford, Surrey, United Kingdom, which will commence in June 2006 and will expire in May 2016. The facility comprises a total of approximately 95,000 square feet, which we intend to use for research and development functions. Our rental obligation under this agreement is approximately $33 million over the initial ten-year term of the lease.
In June 2004, we entered into a lease agreement, amended in December 2005, with an independent third party for a studio facility in Orlando, Florida, which commenced in January 2005 and expires in June 2010, with one five-year option to extend the lease term. The campus facilities comprise a total of 140,000 square feet and provide space for research and development functions. Our rental obligation over the initial five-and-a-half year term of the lease is $15 million. As of March 31, 2006, our remaining rental obligation under this lease was $14 million.

In July 2003, we entered into a lease agreement with an independent third party (the “Landlord”) for a studio facility in Los Angeles, California, which commenced in October 2003 and expires in September 2013 with two five-year options to extend the lease term. Additionally, we have options to purchase the property after five and ten years based on the fair market value of the property at the date of sale, a right of first offer to purchase the property upon terms offered by the Landlord, and a right to share in the profits from a sale of the property. Existing campus facilities comprise a total of 243,000 square feet and provide space for research and development functions. Our rental obligation under this agreement is $50 million over the initial ten-year term of the lease. This commitment is offset by expected sublease income of $6 million for a sublease to an affiliate of the Landlord of 18,000 square feet of the Los Angeles facility, which commenced in October 2003 and expires in September 2013, with options of early termination by the affiliate after five years and by us after four and five years. As of March 31, 2006, our remaining rental obligation under this lease was $43 million, offset by expected sublease income of $5 million.
In October 2002, we entered into a lease agreement, with an independent third party for a studio facility in Vancouver, British Columbia, Canada, which commenced in May 2003 and expires in April 2013. We amended the lease in October 2003. The facility comprises a total of approximately 65,000 square feet and provides space for research and development functions. Our rental obligation under this agreement is approximately $16 million over the initial ten-year term of the lease. As of March 31, 2006, our remaining rental obligation under this lease was $12 million.
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
On February 14, 2005, an employment-related class action lawsuit, Hasty v. Electronic Arts Inc., was filed against the company in Superior Court in San Mateo, California. The complaint alleges that we improperly classified “Engineers” in California as exempt employees and seeks injunctive relief, unspecified monetary damages, interest and attorneys’ fees. On May 16, 2006, the court granted its preliminary approval of a settlement pursuant to which we agreed to make a lump sum payment of $14.9 million, to be paid to a third-party administrator, to cover (a) all claims allegedly suffered by the class members, (b) plaintiffs’ attorneys’ fees, not to exceed 25% of the total settlement amount, (c) plaintiffs’ costs and expenses, (d) any incentive payments to the named plaintiffs that may be authorized by the court, and (e) all costs of administration of the settlement. The hearing for the court to consider its final approval of the settlement is set for September 22, 2006.
Each of the shareholder actions we have previously disclosed have been voluntarily dismissed by all plaintiffs. The federal securities class action complaint has been dismissed with prejudice, by an order dated January 26, 2006; the federal derivative action has been dismissed, by an order dated March 10, 2006; and the two state derivative actions have been dismissed, by orders dated May 4, 2006 and May 8, 2006.
In addition, we are subject to other claims and litigation arising in the ordinary course of business. We believe that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.

Item 4:	Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of our security holders during the quarter ended March 31, 2006.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ National Market under the symbol “ERTS”. The following table sets forth the quarterly high and low price per share of our common stock from April 1, 2004 through March 31, 2006. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	Prices

	High	Low

Fiscal Year Ended March 31, 2005:
First Quarter	$55.91	$47.42
Second Quarter	55.01	45.52
Third Quarter	62.86	43.38
Fourth Quarter	71.16	54.52

Fiscal Year Ended March 31, 2006:
First Quarter	$59.83	$47.45
Second Quarter	63.12	55.22
Third Quarter	61.97	51.04
Fourth Quarter	58.59	50.14
Holders
There were approximately 1,738 holders of record of our common stock as of June 5, 2006. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.
Dividends
We have not paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

Item 6:     Selected Financial Data
ELECTRONIC ARTS INC. AND SUBSIDIARIES
SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA
(In millions, except per share data)

	Year Ended March 31,

STATEMENTS OF OPERATIONS DATA	2006	2005	2004	2003	2002

Net revenue	$2,951	$3,129	$2,957	$2,482	$1,725
Cost of goods sold	1,181	1,197	1,103	1,073	815

Gross profit	1,770	1,932	1,854	1,409	910
Operating expenses:
Marketing and sales	431	391	370	332	241
General and administrative	215	221	185	131	108
Research and development	758	633	511	401	381
Amortization of intangibles(1)	7	3	3	8	25
Acquired in-process technology	8	13	—	—	—
Restructuring charges	26	2	9	15	7
Asset impairment charges	—	—	—	66	13

Total operating expenses	1,445	1,263	1,078	953	775

Operating income	325	669	776	456	135
Interest and other income, net	64	56	21	5	13

Income before provision for income taxes and minority interest	389	725	797	461	148
Provision for income taxes	147	221	220	143	46

Income before minority interest	242	504	577	318	102
Minority interest	(6)	—	—	(1)	—

Net income	$236	$504	$577	$317	$102

Net income (loss) per share:

Common stock:
Net income:
Basic	$236	$504	$577	$329	$124
Diluted	$236	$504	$577	$317	$102
Net income per share:
Basic	$0.78	$1.65	$1.95	$1.17	$0.45
Diluted	$0.75	$1.59	$1.87	$1.08	$0.35
Number of shares used in computation:
Basic	304	305	295	282	274
Diluted	314	318	308	293	286

Class B common stock:
Net loss, net of retained interest in EA.com	N/A	N/A	N/A	$(12)	$(22)
Net loss per share:
Basic	N/A	N/A	N/A	$(2.77)	$(3.77)
Diluted	N/A	N/A	N/A	$(2.77)	$(3.77)
Number of shares used in computation:
Basic	N/A	N/A	N/A	4	6
Diluted	N/A	N/A	N/A	4	6

ELECTRONIC ARTS INC. AND SUBSIDIARIES
SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA (Continued)
(In millions)

	Year Ended March 31,

BALANCE SHEET DATA	2006	2005	2004	2003	2002(1)

Cash and cash equivalents	$1,242	$1,270	$2,150	$950	$553
Short-term investments	1,030	1,688	264	638	244
Marketable equity securities	160	140	1	1	7
Working capital	2,143	2,899	2,185	1,334	700
Total assets	4,386	4,370	3,464	2,429	1,699
Long-term liabilities	97	54	42	54	—
Total liabilities	966	861	786	640	453
Minority interest	12	11	—	4	3
Total stockholders’ equity	3,408	3,498	2,678	1,785	1,243

(1)	In connection with our adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, in fiscal 2003, we ceased amortizing goodwill. Results for fiscal 2002 include the amortization of goodwill. See Note 1 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The following overview is a top-level discussion of our operating results as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the fiscal year ended March 31, 2006, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and the “Risk Factors” above, the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, or the Consolidated Financial Statements and related notes.

About Electronic Arts
We develop, market, publish and distribute interactive software games that are playable by consumers on home video game consoles (such as the Sony PlayStation® 2, Microsoft Xbox® and Xbox 360tm, and Nintendo GameCubetm), personal computers, mobile platforms (including cellular handsets and hand-held game players such as the Nintendo DStm and the PlayStation® Portable “PSPtm”) and online, over the Internet and other proprietary online networks. Some of our games are based on content that we license from others (e.g., Madden NFL Football, The Godfather and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Simstm, Need for Speedtm and BLACKtm). Our goal is to publish titles with mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary movie properties (e.g. Lord of the Rings and Harry Potter).

Overview of Financial Results
Total net revenue for the fiscal year ended March 31, 2006 was $2.951 billion, down 6 percent as compared to the fiscal year ended March 31, 2005. Total net revenue for the fiscal year ended March 31, 2006 was driven by sales of Need for Speedtm Most Wanted, Madden NFL 06, FIFA 06, The Simstm 2, and Harry Potter and the Goblet of Firetm. Four titles sold more than five million units in the fiscal year ended March 31, 2006: Need for Speed Most Wanted, Madden NFL 06, FIFA 06, and The Sims 2.
Net income for the fiscal year ended March 31, 2006 was $236 million as compared to $504 million for the fiscal year ended March 31, 2005. Diluted net income per share for the fiscal year ended March 31, 2006 was $0.75 as compared to $1.59 for the fiscal year ended March 31, 2005.
We generated $596 million in cash from operating activities during the year ended March 31, 2006 as compared to generating $634 million for year ended March 31, 2005. The decrease in cash generated from operating activities was primarily due to a decrease in our net revenue and an increase in our operating expenses primarily to support the development of next-generation console games. This decrease was partially offset by a lower accounts receivable balance as of March 31, 2006 compared to March 31, 2005, resulting from a higher percentage of revenue recognized in the first two months of our fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005, which allowed us to collect a higher percentage of our revenue during the quarter.

Management’s Overview of Historical and Prospective Business Trends
Transition to Next-Generation Consoles. Our industry is cyclical and in the midst of a transition stage heading into the next cycle. During the three months ended December 31, 2005, Microsoft launched the Xbox 360, and Sony and Nintendo have both announced their intention to introduce new video game consoles in the coming months. We expect that, as the current generation of consoles continue to progress and eventually reach the end of their commercial life cycle and next-generation consoles are introduced into the market, sales of video games for current-generation consoles will continue to decline as consumers replace their current-generation consoles with next-generation consoles, or defer game software purchases until they are able to purchase a next-generation console. This pattern is referred to in our industry as a transition to next-generation consoles. During this transition, we intend to continue to develop new titles for current-generation video game consoles while we also continue to make significant investments in the development of products for next-generation consoles. We expect the average selling prices and the number of units of our titles for current-generation consoles to continue to decline as more value-oriented consumers purchase current-generation consoles, a greater number of competitive titles are published at reduced price points, and consumers defer purchases in anticipation of next-generation consoles. We expect our gross margins to be negatively impacted by (1) a decrease in average selling prices of titles for current-generation platforms, (2) higher license royalty rates, and (3) amortization of our newly-acquired intangible assets.
We have incurred, and expect to continue to incur, higher costs during this transition to next-generation consoles. Moreover, we expect development costs for next-generation video games to be greater on a per-title basis than development costs for current-generation video games. We also expect our operating expenses to increase for the fiscal year ending March 31, 2007 as compared to prior fiscal years, primarily as a result of (1) the recognition of stock-based compensation due to our adoption of Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS No. 123R”), and (2) higher expenditures for research and development due to our investment in next-generation consoles, online and mobile platforms. As we move through the life cycle of current-generation consoles, we will continue to devote significant resources to the development of current-generation titles while at the same time continuing to invest heavily in tools, technologies and titles for the next generation of platforms and technology. We expect our operating results to continue to be volatile and difficult to predict, which could cause our stock price to fluctuate significantly.
Expansion of Mobile Platforms. Advances in mobile technology have resulted in a variety of new and evolving platforms for on-the-go interactive entertainment that appeal to a broader demographic of consumers. Our efforts to capitalize on the growth in mobile interactive entertainment are focused in two broad areas — packaged goods games for handheld game systems and downloadable games for cellular handsets.
We have developed and published games for a variety of handheld platforms, including the Nintendo Gameboy and Gameboy Advance, for several years. The introductions of the Sony PSP and the Nintendo DS, with their richer graphics, deeper gameplay, and online functionality, provide a richer mobile gaming experience to consumers. As a result, we have seen, and expect to continue to see, an increase in demand for our games for handheld platforms. In fiscal 2006, our net revenue from handheld platforms increased 217 percent over fiscal 2005 to $374 million.
As cellular handsets become more-and-more commonplace and wireless technology advances to include high-resolution color displays, increased processing power and improved audio capabilities, we expect sales of games for cellular handsets to become an increasingly important part of our business worldwide. To accelerate our position in this growing segment, in February 2006, we acquired JAMDAT Mobile Inc. (“JAMDAT”), a global publisher of wireless games and other wireless entertainment applications. As a result of this acquisition, in fiscal 2007, we expect our net revenue from games for cellular handsets to increase significantly from $19 million in fiscal 2006. Likewise, the acquisition, along with the additional investment required to grow this portion of our business globally, will result in increased development and operating expenses.
As mobile technology continues to evolve and the installed base of both handheld game systems and cellular phones expands, we expect that sales of our titles for mobile platforms — for both handhelds and cellular handsets — will become an increasingly important part of our business.
Investment in Online. Today, we generate net revenue from a variety of online products and services, including casual games and downloadable content marketed under our Pogo brand, persistent state world games such as Ultima Onlinetm, PC-based downloadable content and online-enabled packaged goods. As the nature of online game offerings expands and evolves, we anticipate long-term opportunities for growth in this business. For example, we expect that consumers will take advantage of the online connectivity of next-generation consoles at a much higher rate than they have so far on current-generation consoles, allowing more consumers to enhance their gameplay experience through multiplayer activity, community-building and downloading content. We also plan to increase the amount of content available for download on the PC and consoles, and to enable entire PC-based games to be downloaded electronically. In addition, we plan to expand our casual game offerings internationally and to invest in growing genres such as advanced casual games. Although we intend to make significant investments in online products, infrastructure and services and believe that online gameplay will become an increasingly important part of our business in the long term, we do not expect revenue from persistent state world games or online gameplay and distribution to be significant in fiscal 2007.
International Expansion. Net revenue from international sales accounted for approximately 46 percent of our total net revenue during fiscal 2006. We expect international sales to remain a fundamental part of our business. We believe that in order to succeed in Asia, it is important to locally develop content that is specifically directed toward Asian cultures and consumers. As such, we expect to continue to devote resources to hiring local development talent and expanding our infrastructure outside of North America, most notably, through the expansion and creation of local studio facilities in Asia. In addition, we are in the process of establishing online game marketing, publishing and distribution functions in China. Further, we are planning to expand our development and publishing activities in the cellular handset games business in Europe and Asia. As part of our international expansion strategy, we may seek to partner with established local companies through acquisitions, joint ventures or other similar arrangements.
Sales of “Hit” Titles. Sales of “hit” titles, several of which were top sellers in a number of countries, contributed significantly to our net revenue. Our top-selling titles across all platforms worldwide during the year ended March 31, 2006 were Need for Speed Most Wanted, Madden NFL 06, FIFA 06, The Sims 2, and Harry Potter and the Goblet of Fire. Hit titles are important to our financial performance because they benefit from overall economies of scale. We have developed, and it is our objective to continue to develop, many of our hit titles to become franchise titles that can be regularly iterated.
Increasing Licensing Costs. We generate a significant portion of our net revenue and operating income from games based on licensed content such as Madden NFL Football, FIFA Soccer, Harry Potter and ESPN. We have recently entered into new licenses and renewed older licenses, some of which contain higher royalty rates than similar license agreements we have entered into in the past. We believe these licenses, and the product franchises they support, will continue to be important to our future operations, but the higher costs of these licenses will negatively impact our gross margins.
International Foreign Exchange Impact. Net revenue from international sales accounted for approximately 46 percent of our total net revenue during fiscal 2006 and approximately 47 percent of our total net revenue during fiscal 2005. Our international net revenue was primarily driven by sales in Europe and, to a lesser extent, in Asia. Foreign exchange rates had an unfavorable impact on our net revenue of $36 million, or 1 percent, for the year ended March 31, 2006 as compared to the year ended March 31, 2005.
Acquisitions, Investments and Strategic Transactions. We have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions, including (1) acquisitions of companies, businesses, intellectual properties, and other assets, and (2) investments in new interactive entertainment businesses (for example, online and mobile games). In fiscal 2006, we acquired JAMDAT as part of our efforts to accelerate our growth in mobile gaming, and in fiscal 2005 we acquired Criterion Software Group, Ltd. (“Criterion”), and took a controlling interest in Digital Illusions C.E. (“DICE”). We signed an agreement to fully merge DICE into EA, which will allow DICE to become an integrated studio. The merger is expected to be completed during our fiscal quarter ending September 30, 2006.

Stock-Based Compensation. On April 2, 2006, the first day of our current fiscal year, we adopted SFAS No. 123R, “Share-Based Payment”, which requires us to recognize compensation expense for all stock-based compensation based on estimated fair values. As a result, beginning with our first quarter of fiscal 2007, our operating results will contain a charge for stock-based compensation related to the equity-based compensation we provide to our employees, as well as stock purchases under our 2000 Employee Stock Purchase Plan. This expense will be in addition to the stock-based compensation expense we have recognized in prior periods related to restricted stock unit grants, acquisitions and other grants. The stock-based compensation charges we incur will depend on the number of equity-based awards we grant, the number of shares of common stock we sell under our 2000 Employee Stock Purchase Plan, as well as a number of estimates and variables such as estimated forfeiture rates, the trading price and volatility of our common stock, the expected term of our options, and interest rates. As a result, our stock-based compensation charges can vary significantly from period to period. The expensing of stock-based compensation will have a material adverse impact on our Consolidated Statements of Operations and may not be similar to our pro forma disclosure under SFAS No. 123, as amended.
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

Revenue Recognition, Sales Returns, Allowances and Bad Debt Reserves
We principally derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PlayStation 2, Xbox, Xbox 360 and Nintendo GameCube), PCs and mobile platforms including handheld game players (such as the Sony PSP, Nintendo DS and Nintendo Game Boy Advance) and cellular handsets. We evaluate the recognition of revenue based on the criteria set forth in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four of the following criteria are met:

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
Product revenue, including sales to resellers and distributors (“channel partners”), is recognized when the above criteria are met. We reduce product revenue for estimated future returns, price protection, and other offerings, which may occur with our customers and channel partners. In certain countries, we have stock-balancing programs for our PC and video game system products, which allow for the exchange of these products by resellers under certain circumstances. It is our general practice to exchange products or give credits, rather than give cash refunds.
In certain countries, from time to time, we decide to provide price protection for both our PC and video game system products. When evaluating the adequacy of sales returns and price protection allowances, we analyze historical returns, current sell-through of distributor and retailer inventory of our products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products and other related factors. In addition, we monitor the volume of sales to our channel partners and their inventories, as substantial overstocking in the distribution channel could result in high returns or higher price protection costs in subsequent periods.
In the future, actual returns and price protections may materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of product returns and/or price protection for our products may continue to increase as the PlayStation 2, Xbox and Nintendo GameCube consoles move through their lifecycles and an increasing number and aggregate amount of competitive products heighten pricing and competitive pressures. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates changed, our returns and price protection reserves would change, which would impact the total net revenue we report. For example, if actual returns and/or price protection were significantly greater than the reserves we have established, our actual results would decrease our reported total net revenue. Conversely, if actual returns and/or price protection were significantly less than our reserves, this would increase our reported total net revenue.
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
Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of goods sold generally at the greater of the contractual rate or an effective royalty rate based on expected net product sales. Significant judgment is required to estimate the effective royalty rate for a particular contract. Because the computation of effective royalty rates requires us to project future revenue, it is inherently subjective as our future revenue projections must anticipate (1) the total number of titles subject to the contract, (2) the timing of the release of these titles, (3) the number of software units we expect to sell, and (4) future pricing. Determining the effective royalty rate for hit-based titles is particularly difficult due to the inherent risk of such titles. Accordingly, if our future revenue projections change, our effective royalty rates would change, which could impact the royalty expense we recognize. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed as research and development as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold generally at the greater of the contractual rate or an effective royalty rate based on expected net product sales.
Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no significant performance remains with the licensor. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of March 31, 2006 and 2005, approximately $9 million and $51 million, respectively, of minimum guaranteed royalty obligations had been recognized.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. During fiscal 2006, 2005 and 2004, we recorded impairment charges of $16 million, $8 million and $2 million, respectively.

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
Under current accounting standards, we make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate a potential impairment in the remaining value of the assets recorded on our Consolidated Balance Sheet. In order to determine if a potential impairment has occurred, management makes various assumptions about the future value of the asset by evaluating future business prospects and estimated cash flows. Our future net cash flows are primarily dependent on the sale of products for play on proprietary video game consoles, handheld game players, PCs and cellular handsets (“platforms”). The success of our products is affected by our ability to accurately predict which platforms and which products we develop will be successful. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Due to product sales shortfalls, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge being recorded in the future. We did not record any asset impairment charges in fiscal 2006 and fiscal 2005. During fiscal 2004, we recognized less than $1 million of asset impairment charges.

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
With respect to our projected annual effective income tax rate at the end of each quarter prior to the end of a fiscal year, we are required to make a projection of several items, including our projected mix of full-year income in each jurisdiction in which we operate and the related income tax expense in each jurisdiction. This projection is inherently uncertain and can fluctuate throughout the fiscal year. The projected annual effective income tax rate may also be adjusted for taxes related to certain anticipated changes in how we do business. Significant non-recurring charges are taken in the quarter incurred. The actual results could and often does vary from those projections, and as such, the overall effective income tax rate for a fiscal year could be different from that previously projected for the full year.
RESULTS OF OPERATIONS
Our fiscal year is reported on a 52 or 53-week period that, historically, has ended on the final Saturday of March in each year. Beginning with the fiscal year ended March 31, 2006, we end our fiscal year on the Saturday nearest March 31. As a result, fiscal 2006 contains 53 weeks with the first quarter containing 14 weeks. Our results of operations for the fiscal years March 31, 2007, 2006, 2005 and 2004 contain the following number of weeks:

Fiscal Years Ended	Number of Weeks	Fiscal Period End Date

March 31, 2007	52 weeks	March 31, 2007
March 31, 2006	53 weeks	April 1, 2006
March 31, 2005	52 weeks	March 26, 2005
March 31, 2004	52 weeks	March 27, 2004
For simplicity of presentation, all fiscal periods are treated as ending on a calendar month end.
Comparison of Fiscal 2006 to Fiscal 2005
Net Revenue
We principally derive net revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PlayStation 2, Xbox, Xbox 360 and Nintendo GameCube), PCs and mobile platforms which include handheld game players (such as the Sony PSP, Nintendo DS and Nintendo Game Boy Advance) and cellular handsets. We also derive net revenue from selling services to some of our online games, programming third-party web sites with our game content, allowing other companies to manufacture and sell our products in conjunction with other products, and selling advertisements on our online web pages.
From a geographical perspective, our total net revenue for the fiscal years ended March 31, 2006 and 2005 was as follows (in millions):

	Year Ended March 31,				Increase/	%
	2006		2005		(Decrease)	Change

North America	$1,584	54%	$1,665	53%	$(81)	(5%)

Europe	1,174	40%	1,284	41%	(110)	(9%)
Asia	193	6%	180	6%	13	7%

International	1,367	46%	1,464	47%	(97)	(7%)

Total Net Revenue	$2,951	100%	$3,129	100%	$(178)	(6%)

North America
For fiscal 2006, net revenue in North America was $1,584 million, driven primarily by sales of (1) Madden NFL 06, Need for Speed Most Wanted, NBA LIVE 06, NCAA® Football 06 and The Sims 2, (2) titles for the PSP, which was launched in North America in March 2005, and (3) titles for the Xbox 360, which launched in November 2005. Overall, net revenue decreased $81 million, or 5 percent, as compared to fiscal 2005. As noted in the Overview section above, our industry is in the midst of a transition from current-generation to next-generation consoles. Our net revenue was adversely impacted by this transition in fiscal 2006 as overall net revenue from sales of our titles for the PlayStation2, Xbox and Nintendo GameCube decreased. While sales of titles for the PSP and the Xbox 360 helped to mitigate the impact of the transition in fiscal 2006, they were not enough to offset the overall decrease in net revenue in North America. As the transition to next-generation consoles continues in fiscal 2007, we expect net revenue from sales of titles for current-generation consoles to further decline.
From a title and franchise perspective, the decrease in net revenue was primarily due to (1) lower sales from our NFL Street, NBA Street, Def Jam and The Urbztm franchises as there were no corresponding titles released during fiscal 2006, and (2) lower sales from our Lord of the Rings franchise which was released on multiple platforms during fiscal 2005 as compared to two platforms, the PSP and PC, during fiscal 2006. The overall decrease in net revenue was mitigated by (1) sales of Battlefield 2tm on the PC which was released during the first quarter of fiscal 2006 and Battlefield 2: Modern Combattm on the PlayStation 2 and Xbox released during the third quarter of fiscal 2006, (2) increased net revenue from our Madden franchise primarily resulting from the release of Madden NFL 06 on the Xbox 360 and PSP in fiscal 2006, and (3) increased net revenue from our Burnout franchise primarily resulting from the release of Burnouttm Revenge on the Xbox 360 and Burnouttm Legends on the PSP in fiscal 2006.

Europe
For fiscal 2006, net revenue in Europe was $1,174 million, driven primarily by sales of Need for Speed Most Wanted, FIFA 06, The Sims 2, Harry Potter and the Goblet of Fire, as well as sales of titles for the PSP and Xbox 360 which were both introduced in Europe during fiscal 2006. Overall, net revenue declined $110 million, or 9 percent, as compared to fiscal 2005. We estimate that foreign exchange rates (primarily the Euro and the British pound sterling) decreased reported European net revenue by approximately $36 million, or 3 percent, net of realized gains from hedging activities, for the fiscal 2006 as compared to fiscal 2005. Excluding the effect of foreign exchange rates, we estimate that European net revenue decreased by approximately $74 million, or 6 percent, for fiscal 2006. Our net revenue in Europe was adversely impacted by the transition to next-generation consoles in fiscal 2006 as overall net revenue from sales of our titles for the PlayStation 2, Xbox and Nintendo GameCube decreased. Sales of titles for the PSP, Nintendo DS, and the Xbox 360, however, were enough to offset the overall decrease in net revenue from sales of titles for current-generation consoles.

From a title and franchise perspective, the overall decrease in net revenue was primarily due to (1) lower sales from our Lord of the Rings and The Sims franchises, (2) the release of The Urbztm: Sims in the Citytm during the three months ended December 31, 2004 as there was no corresponding title released during fiscal 2006, and (3) higher fiscal 2005 sales of UEFA Euro 2004tm, which was released in the three months ended June 30, 2004 in conjunction with the UEFA Euro 2004 football tournament held in Europe. The overall decrease in net revenue was mitigated by increased net revenue from our Battlefield franchise due to the release of multiple titles during fiscal 2006 and our FIFA Street franchise due to the initial release of FIFA Street late in the fourth quarter of fiscal 2005 which benefited fiscal 2006 and the release of FIFA Street 2 earlier in the fourth quarter of fiscal 2006.

Asia
For fiscal 2006, net revenue in Asia increased by $13 million, or 7 percent, as compared to fiscal 2005. The increase in net revenue for fiscal 2006 was driven primarily by sales of titles for the PSP, which launched in the fourth quarter of fiscal 2005. We estimate that the foreign exchange rate impact on Asia net revenue was not material for fiscal 2006 as compared to fiscal 2005.
Our total net revenue by product line for fiscal years 2006 and 2005 was as follows (in millions):

	Year Ended March 31,				Increase/	%
	2006		2005		(Decrease)	Change

Consoles
PlayStation 2	$1,127	38%	$1,330	43%	$(203)	(15%)
Xbox	400	13%	516	16%	(116)	(22%)
Xbox 360	140	5%	—	—	140	N/M
Nintendo GameCube	135	5%	212	7%	(77)	(36%)
Other consoles	1	—	10	—	(9)	(90%)

Total Consoles	1,803	61%	2,068	66%	(265)	(13%)
PC	418	14%	531	17%	(113)	(21%)
Mobility
PSP	252	9%	18	1%	234	1,300%
Nintendo DS	67	2%	23	1%	44	191%
Game Boy Advance and Game Boy Color	55	2%	77	2%	(22)	(29%)
Cellular Handsets	19	1%	—	—	19	N/M

Total Mobility	393	14%	118	4%	275	233%
Co-publishing and Distribution	213	7%	283	9%	(70)	(25%)
Internet Services, Licensing and Other
Subscription Services	61	2%	55	2%	6	11%
Licensing, Advertising and Other	63	2%	74	2%	(11)	(15%)

Total Internet Services, Licensing and Other	124	4%	129	4%	(5)	(4%)

Total Net Revenue	$2,951	100%	$3,129	100%	$(178)	(6%)

PlayStation 2
For fiscal 2006, net revenue from sales of titles for the PlayStation 2 was $1,127 million, driven primarily by sales of Need for Speed Most Wanted, Madden NFL 06, FIFA 06, NCAA Football 06 and NBA LIVE 06. We released 28 titles for the PlayStation 2 during fiscal 2006, as compared to 27 titles in fiscal 2005. Overall, PlayStation 2 net revenue decreased $203 million, or 15 percent, as compared to fiscal 2005. As noted above, we believe the transition to next-generation consoles adversely impacted our net revenue from sales of titles for the PlayStation 2 in fiscal 2006. We expect net revenue from sales of titles for the

PlayStation 2 to continue to decrease in fiscal 2007 as we move through the transition to next-generation consoles. From a title and franchise perspective, the decrease in net revenue was primarily due to (1) lower sales from our Lord of the Rings, The Urbz, Def Jam, NFL Street and NBA Street franchises, none of which had fiscal 2006 releases, and (2) lower sales of fiscal 2006 releases from our Need for Speed and Bond franchises as well as lower sales of our Fight Night franchise from which two titles were released in fiscal 2005 as compared to one title in fiscal 2006. The overall decrease in net revenue was mitigated by the releases of The Godfathertm The Game, BLACKtm, Medal of Honor European Assaulttm, and Battlefield 2: Modern Combat none of which had a corresponding release in fiscal 2005.

Xbox
For fiscal 2006, net revenue from sales of titles for the Xbox was $400 million, driven primarily by sales of Madden NFL 06, Need for Speed Most Wanted, NCAA Football 06 and Burnout Revenge. We released 28 titles for the Xbox during fiscal 2006, as compared to 26 titles in fiscal 2005. Overall, Xbox net revenue decreased $116 million, or 22 percent, as compared to fiscal 2005. We believe the transition to next-generation consoles, particularly the launch of the Xbox 360 during the last half of fiscal 2006, adversely impacted our net revenue from sales of titles for the Xbox in fiscal 2006. We expect net revenue from sales of titles for the Xbox to continue to decrease in fiscal 2007 as we move through the transition and the Xbox 360 installed base grows. From a title and franchise perspective, the decrease in net revenue was primarily due to (1) lower sales from our Lord of the Rings, NFL Street, Def Jam, NBA Street and The Urbz franchises, none of which had fiscal 2006 releases, and (2) lower sales of fiscal 2006 releases from our Need for Speed and Bond franchises as well as lower sales of our Fight Night franchise from which two titles were released in fiscal 2005 as compared to one title in fiscal 2006. The overall decrease in net revenue was mitigated by the release of Battlefield 2: Modern Combat, BLACK and The Godfather The Game, none of which had a corresponding release in fiscal 2005.

Xbox 360
The Xbox 360 was launched in North America, Europe and Japan during the three months ended December 31, 2005, and in the rest of Asia during the three months ended March 31, 2006. As of March 31 2006, the installed base of the Xbox 360 continued to be small compared to the installed base of the Xbox. Net revenue from sales of titles for the Xbox 360 was $140 million for fiscal 2006, driven by sales of Need for Speed Most Wanted, Madden NFL 06 and EA SPORTStm Fight Night Round 3. We released seven titles for the Xbox 360 in fiscal 2006. We expect net revenue from sales of titles for the Xbox 360 to increase in fiscal 2007 as the installed base grows and we release more titles.

Nintendo GameCube
For fiscal 2006, net revenue from sales of titles for the Nintendo GameCube was $135 million, driven primarily by sales of Need for Speed Most Wanted, Harry Potter and the Goblet of Fire and Madden NFL 06. We released 14 titles for the Nintendo GameCube during fiscal 2006, as compared to 20 titles in fiscal 2005. Overall, Nintendo GameCube net revenue decreased $77 million, or 36 percent, as compared to fiscal 2005, consistent with the percentage decline in the number of titles we released for this platform. We believe the transition to next-generation consoles adversely impacted our net revenue from sales of titles for the Nintendo GameCube in fiscal 2006. We expect net revenue from sales of titles for the GameCube to continue to decrease in fiscal 2007 as we move through the transition to next-generation consoles. From a title and franchise perspective, the decrease in net revenue in fiscal 2006 was primarily due to (1) lower sales from our Lord of the Rings, The Urbz, NBA Street, NFL Street and Def Jam franchises, none of which had fiscal 2006 releases, and (2) lower sales of fiscal 2006 releases from our Need for Speed and Bond franchises.

PC
For fiscal 2006, net revenue from sales of titles for the PC was $418 million, driven primarily by sales of titles from The Sims franchise and Battlefield 2. We released 22 titles for the PC during fiscal 2006, as compared to 21 titles in fiscal 2005. Overall, PC net revenue decreased $113 million, or 21 percent, as compared to fiscal 2005. The decrease was primarily due to (1) significantly higher fiscal 2005 sales of The Sims 2, (2) lower sales from our Medal of Honortm franchise as there were no corresponding titles released during fiscal 2006, and (3) lower sales from our Lord of the Rings franchise. The overall decrease in net revenue was mitigated by current-year sales of products from our Battlefield franchise. On January 27, 2005, we began consolidating the financial results of Digital Illusion C.E. (a game development company based in Sweden of which we are the majority owner) into our financial statements, and, therefore, have characterized Battlefield 2 PC-based revenue as part of our PC product line. Prior to consolidating DICE’s financial results, we classified revenue from the Battlefield franchise as co-publishing and distribution revenue.

Mobile Platforms
Net revenue from mobile products — consisting of packaged goods games for handheld systems and downloadable games for cellular handsets — increased from $118 million in fiscal 2005 to $393 million in fiscal 2006. The increase was primarily due to sales of titles released in fiscal 2006 for the PSP, and the Nintendo DS, both of which were launched in fiscal 2005 in certain countries. We released 16 titles for the PSP during fiscal 2006, as compared to three titles in fiscal 2005. Overall, PSP net revenue increased $234 million, driven primarily by sales of titles from our Need for Speed, FIFA, Burnout and Madden franchises. We released ten titles for the Nintendo DS during fiscal 2006, as compared to three titles in fiscal 2005. Nintendo DS net revenue increased $44 million, driven primarily by sales of titles from our Need for Speed, The Sims and Madden franchises. The increase in PSP and Nintendo DS net revenue was partially offset by lower sales of titles for the Game Boy Advance.
We expect mobile platform revenue to continue to increase in fiscal 2007, driven primarily by anticipated growth in our cellular handset games business.

Co-Publishing and Distribution
Net revenue from co-publishing and distribution products decreased from $283 million in fiscal 2005 to $213 million in fiscal 2006. The decrease was primarily due to (1) the change in our classification of sales of products from our Battlefield franchise, which, as discussed above, we no longer classify as co-publishing and distribution revenue, and (2) overall higher fiscal 2005 sales of various co-publishing and distribution titles. The overall decrease in net revenue was mitigated by sales of Half-Life® 2 in fiscal 2006.

Subscription Services
Net revenue from subscription services increased from $55 million in fiscal 2005 to $61 million in fiscal 2006. The increase in net revenue was primarily due to an increase in the number of paying subscribers to Club Pogotm, partially offset by a decrease in net revenue from Ultima Online.

Licensing, Advertising and Other
Net revenue from licensing, advertising and other decreased from $74 million in fiscal 2005 to $63 million in fiscal 2006. The decrease in net revenue was primarily due to Nokia N-Gage license revenue in fiscal 2005.
Cost of Goods Sold
Cost of goods sold for our packaged-goods business consists of (1) product costs, (2) certain royalty expenses for celebrities, professional sports and other organizations and independent software developers, (3) manufacturing royalties, net of volume discounts and other vendor reimbursements, (4) expenses for defective products, (5) write-offs of post-launch prepaid royalty costs, (6) amortization of certain intangible assets, and (7) operations expenses. Volume discounts are generally recognized upon achievement of milestones and vendor reimbursements are generally recognized as the related revenue is recognized. Cost of goods sold for our online products consists primarily of data center and bandwidth costs associated with hosting our web sites, credit card fees and royalties for use of third-party properties. Cost of goods sold for our web site advertising business primarily consists of ad-serving costs.
Cost of goods sold for fiscal years 2006 and 2005 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2006	Revenue	2005	Revenue	% Change

$1,181	40.0%	$1,197	38.2%	(1.3%)
In fiscal 2006, cost of goods sold as a percentage of total net revenue increased 1.8 percent from 38.2 percent to 40.0 percent. As a percentage of total net revenue, the increase was primarily due to an increase in our license royalties associated with new license agreements for our football titles.
We expect cost of goods sold as a percentage of total net revenue to increase during fiscal 2007 as compared to fiscal 2006. Although there can be no assurance, and our actual results could differ materially, we expect gross margin pressure as a result of (1) a decrease in average selling prices of titles for current-generation platforms, (2) higher license royalty rates, and (3) amortization of our newly-acquired intangible assets.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs and advertising, marketing and promotional expenses, net of advertising expense reimbursements from third parties.
Marketing and sales expenses for fiscal years 2006 and 2005 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2006	Revenue	2005	Revenue	$ Change	% Change

$431	15%	$391	13%	$40	10%
Marketing and sales expenses increased by $40 million, or 10 percent, in fiscal 2006 as compared to fiscal 2005. The increase was primarily due to (1) an increase of $30 million in our marketing and advertising, promotional and related contracted service expenses as a result of increased advertising to support our titles, and (2) an increase of $11 million in personnel-related costs resulting from an increase in facilities and headcount-related expenses in support of our marketing and sales functions worldwide.
Marketing and sales expenses included vendor reimbursements for advertising expenses of $41 million and $42 million in fiscal 2006 and 2005, respectively.
We expect marketing and sales expenses to increase in absolute dollars in fiscal 2007 primarily due to our adoption of SFAS No. 123R, which will require us to expense stock-based compensation.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for fiscal years 2006 and 2005 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2006	Revenue	2005	Revenue	$ Change	% Change

$215	7%	$221	7%	$(6)	(3%)
General and administrative expenses decreased by $6 million, or 3 percent, in fiscal 2006 as compared to fiscal 2005 primarily due to a decrease in employee-related costs resulting from charges taken in connection with certain employee-related litigation matters in fiscal 2005. This decrease was partially offset by an increase in personnel-related expenses due to an increase in headcount costs as well as an increase in professional and contracted services to support our business.

We expect general and administrative expenses to increase in absolute dollars in fiscal 2007 primarily due to our adoption of SFAS No. 123R, which will require us to expense stock-based compensation.
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
Research and development expenses for fiscal years 2006 and 2005 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2006	Revenue	2005	Revenue	$ Change	% Change

$758	26%	$633	20%	$125	20%
Research and development expenses increased by $125 million, or 20 percent, in fiscal 2006 as compared to fiscal 2005. The increase is primarily due to an increase of $124 million in personnel-related costs resulting from an increase in employee headcount in our Canadian and European studios as we increased our internal development efforts and invested in next-generation tools, technologies and titles, as well as consolidation of DICE. To a lesser extent, these increases were also due to higher facilities-related costs offset by lower third-party development costs.
We expect research and development expenses to increase in absolute dollars in fiscal 2007 primarily as a result of (1) our recognition of stock-based compensation, and (2) our investment in next-generation consoles, online and mobile platforms.
Amortization of Intangibles
Amortization of intangibles for fiscal years 2006 and 2005 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2006	Revenue	2005	Revenue	$ Change	% Change

$7	—	$3	—	$4	133%
For fiscal 2006, amortization of intangibles resulted from our acquisitions of JAMDAT, Criterion and others. For fiscal 2005, amortization of intangibles resulted from our acquisition of Criterion and others. See Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this report.
We expect amortization of intangible expenses to increase in fiscal 2007 primarily due to the amortization of intangibles related to JAMDAT.
Acquired In-process Technology
Acquired in-process technology charges for fiscal years 2006 and 2005 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2006	Revenue	2005	Revenue	$ Change	% Change

$8	—	$13	1%	$(5)	(38%)
The acquired in-process technology charge we incurred in fiscal 2006 was primarily the result of our acquisition of JAMDAT. The acquired in-process technology charge we incurred in fiscal 2005 was the result of our acquisitions of Criterion, and a majority stake of the outstanding shares of DICE. Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have an alternative future use. Accordingly, upon consummation of these acquisitions, we incurred a charge for the acquired in-process technology, as reflected in our

Consolidated Statement of Operations. See Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this report.
Restructuring Charges
Restructuring charges for fiscal years 2006 and 2005 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2006	Revenue	2005	Revenue	$ Change	% Change

$26	1%	$2	—	$24	1,200%
In November 2005, we announced plans to establish an international publishing headquarters in Geneva, Switzerland. Since that time and through the six months ending September 30, 2006, we expect to continue to relocate certain current employees to our new facility in Geneva, close certain facilities in the U.K., and make other related changes in our international publishing business.
During fiscal 2006, restructuring charges were approximately $14 million, of which $8 million was for the closure of certain U.K. facilities, $3 million for employee-related expenses, and $3 million in other costs relating to our international publishing reorganization. In fiscal 2007, we expect to incur between $15 million and $20 million of restructuring costs. Overall, including fiscal 2006, we expect to incur between $40 million and $50 million of restructuring costs, substantially all of which will result in cash expenditures by 2017. These restructuring costs will consist primarily of employee-related relocation assistance (approximately $28 million), facility exit costs (approximately $10 million), as well as other reorganization costs (approximately $8 million). While we may incur severance costs paid to terminating employees in connection with the reorganization, we do not expect these costs to be significant.
During the fourth quarter of fiscal 2006, we aligned our resources with our product plan for fiscal 2007 and strategic opportunities with next-generation consoles, online and mobile platforms. As part of this alignment we recorded a total pre-tax restructuring charge of $10 million consisting entirely of one-time benefits related to headcount reductions which are included in restructuring charges in our Consolidated Statement of Operations.
Interest and Other Income, Net
Interest and other income, net, for fiscal years 2006 and 2005 was as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2006	Revenue	2005	Revenue	$ Change	% Change

$64	2%	$56	2%	$8	14%
For fiscal 2006, interest and other income, net, increased by $8 million, or 14 percent, as compared to fiscal 2005 primarily due to an increase of $31 million in interest income as a result of higher yields on our cash, cash equivalent and short-term investment balances, partially offset by a net loss of $22 million in investments and foreign currency activities.
Income Taxes
Income taxes for fiscal years 2006 and 2005 were as follows (in millions):

March 31,	Effective	March 31,	Effective
2006	Tax Rate	2005	Tax Rate	% Change

$147	37.6%	$221	30.5%	(33%)
Our effective income tax rates were 37.6 percent and 30.5 percent for fiscal 2006 and fiscal 2005, respectively. For fiscal 2006, our effective income tax rate is higher than the U.S. statutory rate of 35.0 percent for fiscal 2006 due to a number of factors, including the repatriation of foreign earnings in connection with the American Jobs Creation Act of 2004 (the “Jobs Act”), as discussed below, and additional charges resulting from certain intercompany transactions during the second and fourth quarters of fiscal 2006, which were partially offset by other items.

We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. taxes have been provided thereon. With the exception of taking advantage of the one-time opportunity afforded to us by the Jobs Act, we currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries.
In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes” which addresses the accounting for uncertain tax positions. Including subsequent updates issued by the FASB, the proposed interpretation provides that the best estimate of the impact of a tax position would be recognized in an entity’s financial statements only if it is more likely than not that the position will be sustained on audit based solely on its technical merits. This proposed interpretation also would provide guidance on recognition and measurement, balance sheet presentation, disclosure, accrual of interest and penalties, accounting in interim periods and transition. We cannot predict what actions the FASB will take or how any such actions might ultimately affect our financial position or results of operations. In January 2006, the FASB announced that companies would not have to apply the proposed interpretation until fiscal years beginning after December 31, 2006. An exposure draft of proposed amendments to SFAS No. 109 is expected in the third quarter of calendar year 2006.
Our effective income tax rates for fiscal 2007 and future periods will depend on a variety of factors. For example, changes in our business, including acquisitions and intercompany transactions, changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, as well as changes in, or termination of, our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate for future fiscal years. We incur certain tax expenses that do not decline proportionately with declines in our consolidated income. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income than higher levels. In addition, at lower levels of pre-tax income, our effective tax rate will be more volatile.
Net Income
Net income for fiscal years 2006 and 2005 was as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2006	Revenue	2005	Revenue	$ Change	% Change

$236	8%	$504	16%	$(268)	(53%)
Reported net income decreased by $268 million, or 53 percent, in fiscal 2006 as compared to fiscal 2005. The decrease was primarily due to a decrease in our net revenue and growth in our operating expenses. The growth in our operating expenses was primarily driven by an increase in research and development expenses as we increased our internal development efforts and invested in next-generation tools, technologies and titles, while at the same time we continued to support current-generation product development.
We expect our net income to decline in fiscal 2007 as a result of (1) the effect of stock-based compensation charges required by our adoption of SFAS No. 123R, and (2) our continued support of current-generation product development while at the same time making significant investments in next-generation consoles, online and mobile platforms.

Comparison of Fiscal 2005 to Fiscal 2004
Net Revenue
From a geographical perspective, our total net revenue for the fiscal years ended March 31, 2005 and 2004 was as follows (in millions):

	Year Ended March 31,					%
	2005		2004		Increase	Change

North America	$1,665	53%	$1,610	54%	$55	3%

Europe	1,284	41%	1,180	40%	104	9%
Asia	180	6%	167	6%	13	8%

International	1,464	47%	1,347	46%	117	9%

Total Net Revenue	$3,129	100%	$2,957	100%	$172	6%

North America
For fiscal 2005, net revenue in North America increased by 3 percent as compared to fiscal 2004. From a franchise perspective, the net revenue increase was primarily due to higher sales of products in our Need for Speed franchise. The net revenue increase was also driven by sales of titles in our Fight Night and Burnout franchises, neither of which had corresponding titles released in fiscal 2004. Together, these items resulted in a net revenue increase of $180 million during the fiscal year ended March 31, 2005 as compared to the fiscal year ended March 31, 2004. This increase was partially offset by lower sales of products in our Medal of Honor, SSXtm and Lord of the Rings franchises, which reduced net revenue by $135 million in the fiscal year ended March 31, 2005 as compared to the fiscal year ended March 31, 2004. As part of this overall increase in net revenue, we benefited from the launch of the Nintendo DS and Sony PSP in November 2004 and March 2005, respectively.

Europe
For fiscal 2005, net revenue in Europe increased by 9 percent as compared to fiscal 2004. We estimate foreign exchange rates (primarily the Euro and the British pound sterling) strengthened reported European net revenue by approximately $86 million, or 7 percent, for the fiscal year ended March 31, 2005. Excluding the effect of foreign exchange rates, we estimate that European net revenue increased by approximately $18 million, or 2 percent, for the year ended March 31, 2005. From a franchise perspective, the net revenue increase was primarily due to (1) higher sales of products in our Need for Speed and The Sims franchises, (2) sales of products in our Burnout franchise which did not have a corresponding title release in fiscal 2004 and (3) sales of UEFA Euro 2004, which was released during the three months ended June 30, 2004 in conjunction with the UEFA Euro 2004 football tournament held in Europe. Together, these items resulted in a net revenue increase of $241 million during the fiscal year ended March 31, 2005 as compared to the fiscal year ended March 31, 2004. This increase was partially offset by lower sales of products in our Medal of Honor, Final Fantasy, SSX and Lord of the Rings franchises, which reduced net revenue by $143 million in the fiscal year ended March 31, 2005 as compared to the fiscal year ended March 31, 2004.

Asia
For fiscal 2005, net revenue from sales in Asia increased by 8 percent as compared to fiscal 2004. The increase in net revenue was driven primarily by higher sales of products in our Need for Speed franchise and sales of products in our Burnout franchise, which did not have a corresponding title release in fiscal 2004, partially offset by declines in our Medal of Honor franchise. We estimate foreign exchange rates strengthened reported Asia net revenue by approximately $9 million, or 5 percent, for the fiscal year ended

March 31, 2005. Excluding the effect of foreign exchange rates, we estimate that Asia net revenue increased by approximately $4 million, or 3 percent, for the fiscal year ended March 31, 2005.
Our total net revenue by product line for fiscal years 2005 and 2004 was as follows (in millions):

	Year Ended March 31,				Increase/	%
	2005		2004		(Decrease)	Change

Consoles
PlayStation 2	$1,330	43%	$1,315	44%	$15	1%
Xbox	516	16%	384	13%	132	34%
Nintendo GameCube	212	7%	200	7%	12	6%
Other consoles	10	—	30	1%	(20)	(67%)

Total Consoles	2,068	66%	1,929	65%	139	7%
PC	531	17%	470	16%	61	13%
Mobility
Game Boy Advance and Game Boy Color	77	2%	78	3%	(1)	(1%)
Nintendo DS	23	1%	—	—	23	N/M
PSP	18	1%	—	—	18	N/M

Total Mobility	118	4%	78	3%	40	51%
Co-publishing and Distribution	283	9%	398	13%	(115)	(29%)
Internet Services, Licensing and Other
Subscription Services	55	2%	49	2%	6	12%
Licensing, Advertising and Other	74	2%	33	1%	41	124%

Total Internet Services, Licensing and Other	129	4%	82	3%	47	57%

Total Net Revenue	$3,129	100%	$2,957	100%	$172	6%

PlayStation 2
Net revenue from PlayStation 2 products increased from $1,315 million in fiscal 2004 to $1,330 million in fiscal 2005. As a percentage of total net revenue, sales of PlayStation 2 products decreased by 1 percent in fiscal 2005.

Xbox
Net revenue from Xbox products increased from $384 million in fiscal 2004 to $516 million in fiscal 2005. As a percentage of total net revenue, sales of Xbox products increased by 3 percent in fiscal 2005. The increase in net revenue was primarily due to the continued growth in the Xbox installed base driven by Microsoft’s price reductions in the U.S. in March 2004 and in Europe in August 2004, as well as the overall greater demand for our products.

Nintendo GameCube
Net revenue from Nintendo GameCube products increased from $200 million in fiscal 2004 to $212 million in fiscal 2005. The increase in net revenue was primarily due to growth in the installed base of the Nintendo GameCube.

PC
Net revenue from PC-based products increased from $470 million in fiscal 2004 to $531 million in fiscal 2005. As a percentage of total net revenue, sales of PC products increased by 1 percent in fiscal 2005. The increase in PC net revenue was primarily due to higher sales of products in The Sims, Lord of the Rings and Need for Speed franchises, partially offset by a decrease in sales of products in our Command and Conquertm and SimCitytm franchises.

Mobility
Net revenue from mobile products increased from $78 million in fiscal 2004 to $118 million in fiscal 2005. Mobile products include all mobile devices such as handhelds and cellular handsets. The increase in mobility net revenue was primarily due to the release of titles in conjunction with the launch of the Nintendo DS and PSP platforms in North America and Japan.

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
Costs of goods sold for fiscal years 2005 and 2004 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2005	Revenue	2004	Revenue	% Change

$1,197	38.2%	$1,103	37.3%	8.5%
In fiscal 2005, cost of goods sold as a percentage of total net revenue increased 0.9 percent from 37.3 percent to 38.2 percent. As a percentage of total net revenue, the increase was primarily due to a 2.3 percent increase for: (1) pricing actions taken in both North America and Europe due to higher than anticipated channel inventory, (2) inventory-related costs due to a one-year rebate agreement across several titles, and (3) incremental costs incurred to produce our titles for the Nintendo DS and Sony PSP. In addition, warranty and online costs increased by 0.8 percent.
Offsetting these increases was a decrease of 2.2 percent, primarily the result of lower co-publishing and distribution royalties due to the lower mix of co-publishing and distribution net revenue during the year ended March 31, 2005 as compared to the year ended March 31, 2004.
Marketing and Sales
Marketing and sales expenses for fiscal years 2005 and 2004 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2005	Revenue	2004	Revenue	$ Change	% Change

$391	13%	$370	13%	$21	6%

Marketing and sales expenses increased by 6 percent, but remained flat as a percentage of net revenue, in fiscal 2005 as compared to fiscal 2004 primarily due to:

•	An increase of $21 million in headcount and facilities-related expenses, both to help support the growth of our marketing and sales functions worldwide.

•	An increase of $12 million in marketing-related costs to support our fiscal 2005 releases.
The increase in marketing and sales expenses was partially offset by the following:

•	A decrease of $9 million in advertising expense for fiscal 2005 as compared to fiscal 2004.

•	A decrease of $4 million in bonus expense for fiscal 2005 as compared to fiscal 2004.
Marketing and sales expenses included vendor reimbursements for advertising expenses of $42 million and $45 million in fiscal 2005 and fiscal 2004, respectively.
General and Administrative
General and administrative expenses for fiscal years 2005 and 2004 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2005	Revenue	2004	Revenue	$ Change	% Change

$221	7%	$185	6%	$36	19%
General and administrative expenses increased by 19 percent, or 1 percent of net revenue, in fiscal 2005 compared to fiscal 2004 primarily due to:

•	An increase of $48 million in employee-related costs primarily due to (1) charges taken in connection with certain employee-related litigation matters and (2) an increase in headcount and other personnel-related costs to help support our administrative functions worldwide.

•	An increase of $20 million in professional and contracted services, such as Sarbanes-Oxley compliance costs, business development expenses and legal fees, along with other costs to support our business.
The increase in general and administrative expenses was partially offset by the following:

•	A decrease of $17 million in facilities-related expenses primarily due to accelerated depreciation on equipment and software that were replaced and due to write-offs of assets that were taken out of service in fiscal 2004.

•	A decrease of $8 million in bonus expense for fiscal 2005 as compared to fiscal 2004.

•	A decrease of $8 million in our investment in strategic university relationships.
Research and Development
Research and development expenses for fiscal years 2005 and 2004 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2005	Revenue	2004	Revenue	$ Change	% Change

$633	20%	$511	17%	$122	24%
Research and development expenses increased by 24 percent, or 3 percent of net revenue, in fiscal 2005 as compared to fiscal 2004 primarily due to:

•	An increase of $103 million in personnel-related costs resulting from a 30 percent increase in employee headcount primarily in our Canadian and European studios, which included $6 million of stock-based employee compensation related to our acquisition of Criterion. These increases were partially offset by a $20 million reduction in bonus expense for fiscal 2005 as compared to fiscal 2004.

•	An increase of $19 million in external development expenses due to the development of new products with our co-publishing partners and development costs for Renderware and mobile platforms.

•	An increase of $18 million in facilities-related expenses to help support the growth of our research and development functions worldwide.
Acquired In-process Technology
Acquired in-process technology charges for fiscal years 2005 and 2004 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2005	Revenue	2004	Revenue	$ Change	% Change

$13	1%	$—	—	$13	N/M
The acquired in process technology was the result of acquiring all outstanding shares of Criterion and an additional 44 percent of Digital Illusions C.E. (“DICE”) during the year ended March 31, 2005. Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have alternative future use. Accordingly, the acquired in process technology was expensed in our Consolidated Statement of Operations upon consummation of these acquisitions. See Note 4 of the Notes to Consolidated Financial Statements for additional information.
Interest and Other Income, Net
Interest and other income, net, for fiscal years 2005 and 2004 was as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2005	Revenue	2004	Revenue	$ Change	% Change

$56	2%	$21	1%	$35	167%
Interest and other income, net, in fiscal 2005 increased from fiscal 2004 primarily due to:

•	An increase of $15 million in interest income, net, as a result of higher yields on higher average cash, cash equivalents and short-term investments balances in fiscal 2005.

•	An increase of $10 million due to gains on investments.

•	An increase of $8 million due to a net gain from our foreign currency activities.
Income Taxes
Income taxes for fiscal years 2005 and 2004 were as follows (in millions):

March 31,	Effective	March 31,	Effective
2005	Tax Rate	2004	Tax Rate	% Change

$221	30.5%	$220	27.5%	—
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

Net Income
Net income for fiscal years 2005 and 2004 was as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2005	Revenue	2004	Revenue	$ Change	% Change

$504	16%	$577	20%	$(73)	(13%	)
Reported net income decreased in fiscal 2005 as compared to fiscal 2004 primarily due to growth in our expenses, especially research and development, as we prepared for the adoption of next-generation technology within our industry while at the same time we continued to devote resources to the development of products for current-generation consoles.

Impact of Recently Issued Accounting Standards
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our Consolidated Financial Statements.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. While the fair value method under SFAS No. 123R is similar to the fair value method under SFAS No. 123 with regards to measurement and recognition of stock-based compensation, there are several key differences between the two standards. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS No. 123R will also require a classification change in the statement of cash flows, whereby a portion of the income tax benefit from stock options will move from operating cash flow activities to financing cash flow activities (total cash flows will remain unchanged). In March 2005, the Securities and Exchange Commission (“SEC”) released SAB No. 107, “Share-Based Payment”, which provides the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations for public companies. In April 2005, the SEC adopted a rule that amends the compliance dates of SFAS No. 123R. Under the revised compliance dates, we are required to adopt the provisions of SFAS No. 123R no later than our first quarter of fiscal 2007. The expensing of stock-based compensation will have a material adverse impact on our Consolidated Statements of Operations and may not be similar to our pro forma disclosure under SFAS No. 123, as amended.
In October 2005, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 123(R) 2, “Practical Accommodation to the Application of Grant Date As Defined in FASB Statement No. 123(R)”. The FASB provides companies with a “practical accommodation” when determining the grant date of an award subject to SFAS No. 123R. If (1) the award is a unilateral grant, that is, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer, (2) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period, and (3) as long as all other criteria in the grant date definition have been met, then a mutual understanding of the key terms and conditions of an award is presumed to exist at the date the award is approved. In November 2005, the FASB issued FSP FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. The FASB allows for a practical exception in calculating the additional paid — in capital pool of excess tax benefits upon adoption that is available to absorb tax deficiencies recognized subsequent to adoption SFAS No. 123R. Accordingly, we may adopt either the method prescribed under SFAS No. 123R or the one prescribed under FSP FAS No. 123(R)-3. We have not yet determined which method to adopt. In February 2006, the FASB issued FSP FAS No. 123(R)-4, “Classification of Options and Similar Instruments Issued As Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”, which amends certain paragraphs in SFAS No. 123R. FSP FAS No. 123(R)-4 addresses situations when a company has option plans that require the company to settle outstanding options in cash upon the occurrence of certain contingent events. Although we are required to apply FSP FAS No. 123(R)-4 when we initially adopt SFAS No. 123R, we do not expect it to impact our Consolidated Financial Statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe that, upon adoption, SFAS No. 154 will have a material impact on our Consolidated Financial Statements, however, after adoption, if a change in accounting principle is made, SFAS No. 154 could have a material impact on our Consolidated Financial Statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies that interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement 125” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. We do not believe the adoption of SFAS No. 155 will have a material impact on our Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES

	Year Ended

	March 31,	March 31,	Increase/
	2006	2005	(Decrease)
(In millions)
Cash and cash equivalents	$1,242	$1,270	$(28)
Short-term investments	$1,030	$1,688	$(658)
Marketable equity securities	160	140	20

Total	$2,432	$3,098	$(666)

Percentage of total assets	55%	71%

	Year Ended

	March 31,	March 31,	Increase/
	2006	2005	(Decrease)
(In millions)
Cash provided by operating activities	$596	$634	$(38)
Cash used in investing activities	(108)	(1,726)	1,618
Cash provided by (used in) financing activities	(503)	200	(703)
Effect of foreign exchange on cash and cash equivalents	(13)	12	(25)

Net decrease in cash and cash equivalents	$(28)	$(880)	$852

Changes in Cash Flow
During fiscal 2006, we generated $596 million of cash from operating activities as compared to $634 million for fiscal 2005. The decrease in cash generated from operating activities was primarily due to our overall decline in net income resulting from a decrease in net revenue and an increase in operating expenses primarily to support the development of titles for next-generation consoles. This decrease was partially offset by a lower accounts receivable balance as of March 31, 2006 as compared to March 31, 2005, resulting from a higher percentage of net revenue recognized in the first two months of our fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005, which allowed us to collect a higher percentage of our receivables prior to the end of the quarter. We expect cash from operating activities to decline in fiscal 2007.
For fiscal 2006, our primary use of cash in non-operating activities consisted of $755 million used to purchase short-term investments, $709 million used to repurchase and retire a portion of our common stock, $661 million used primarily for our acquisition of JAMDAT, and $123 million in capital expenditures primarily related to the expansion of our Vancouver studio and investments in our worldwide development tools, technologies and equipment. These non-operating expenditures were partially offset by $1,427 million in proceeds from the maturities and sales of short-term investments and $206 million in proceeds from sales of common stock through our employee stock plans and other plans. During fiscal 2007, we anticipate making continued capital investments in our studios as well as investments in next-generation consoles, online infrastructure and mobile platforms.

Short-term investments and marketable equity securities
As of March 31, 2006, our portfolio of cash, cash equivalents and short-term investments was comprised of 55 percent cash and cash equivalents and 45 percent short-term investments. As of March 31, 2005, 43 percent of our portfolio consisted of cash and cash equivalents and 57 percent of our portfolio consisted of short-term investments. In absolute dollars, our cash and cash equivalents decreased from $1,270 million as of March 31, 2005 to $1,242 million as of March 31, 2006. This decrease was primarily due to our purchase of short-term investments, our acquisition of JAMDAT, and our common stock repurchase program during the first six months of fiscal 2006. These decreases were partially offset by proceeds received from the maturities and sales of short-term investments. Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of March 31, 2006, our short-term investments included gross unrealized losses of approximately $7 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion of the gross unrealized losses.
Marketable equity securities increased to $160 million as of March 31, 2006, from $140 million as of March 31, 2005, primarily due to an increase in the unrealized gain on our investment in Ubisoft Entertainment.

Receivables, net
Our gross accounts receivable balances were $431 million and $458 million as of March 31, 2006 and 2005, respectively. The decrease in our accounts receivable balance was primarily due to a higher percentage of revenue recognized in the first two months of our fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005, which allowed us to collect a higher percentage of our net revenue during the quarter. Reserves for sales returns, pricing allowances and doubtful accounts increased in absolute dollars from $162 million as of March 31, 2005 to $232 million as of March 31, 2006. As a percentage of trailing six and nine month net revenue, reserves increased from 8 percent and 6 percent, respectively, as of March 31, 2005, to 12 percent and 9 percent, respectively, as of March 31, 2006. The increase in these reserves was primarily the result of lower anticipated demand for our products and the continued decline in the average prices of our titles for current-generation consoles due to the competitive retail environment. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.

Inventories
Inventories decreased slightly to $61 million as of March 31, 2006 from $62 million as of March 31, 2005. No single title represented more than $7 million of inventory as of March 31, 2006.

Other current assets
Other current assets increased to $234 million as of March 31, 2006, from $164 million as of March 31, 2005, primarily due to an increase in prepaid royalties as we continue to invest in our product development and content, as well as an increase in advertising credits owed to us by our vendors due to the timing of our claims.

Accounts payable
Accounts payable increased to $163 million as of March 31, 2006, from $134 million as of March 31, 2005, primarily due to higher sales volumes and higher expenditures to support our business in the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005.

Accrued and other liabilities
Our accrued and other liabilities increased to $706 million as of March 31, 2006 from $673 million as of March 31, 2005. The increase was primarily due to liabilities related to our JAMDAT acquisition and an increase in deferred revenue.

Deferred income taxes, net
Our long-term position of deferred income taxes changed by $48 million, from an asset position as of March 31, 2005 to a liability position as of March 31, 2006 primarily due to (1) a long-term deferred tax liability we recorded in connection with our JAMDAT acquisition purchase accounting, and (2) the utilization of tax credits during fiscal 2006.

Financial Condition
We believe that existing cash, cash equivalents, short-term investments, marketable equity securities and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, capital expenditures, potential future acquisitions or strategic investments. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, pursue strategic acquisitions and investments or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

The financing arrangements supporting our Redwood City headquarters leases with Keybank National Association, described in the “Off-Balance Sheet Commitments” section below, are scheduled to expire in July 2007. Upon expiration of the financing, we may purchase the facilities for $247 million, request an extension of the financing (subject to bank approval), self-fund approximately 90 percent of the financing and extend the remainder, or arrange for a sale of the facilities to a third party. In the event of a sale to a third party, if the sale price is less than $247 million, we will be obligated to reimburse the difference between the actual sale price and $247 million, up to maximum of $222 million, subject to certain provisions of the lease.
A portion of our cash, cash equivalents, short-term investments and marketable equity securities that was generated from operations domiciled in foreign tax jurisdictions (approximately $692 million as of March 31, 2006) is designated as indefinitely reinvested in the respective tax jurisdiction. During the fourth quarter of fiscal 2006, our CEO approved a domestic reinvestment plan, which was subsequently approved by our Board of Directors, to repatriate $375 million of foreign earnings in fiscal 2006 under the Jobs Act. We completed the repatriation in fiscal 2006 and resulted in a tax expense of $17 million related to this $375 million repatriation.
On October 18, 2004, our Board of Directors authorized a program to repurchase up to an aggregate of $750 million of our common stock. Pursuant to the authorization, we repurchased shares of our common stock from time to time in the open market until we had completed our common stock repurchase program in September 2005. We repurchased and retired the following (in millions):

	Number of Shares
	Repurchased and	Approximate
	Retired	Amount

From the inception of the program through March 31, 2005	0.8	$41
Six months ended September 30, 2005	12.6	709

From the inception of the program through September 30, 2005	13.4	$750

We have a “shelf” registration statement on Form S-3 on file with the SEC. This shelf registration statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings up to a total amount of $2.0 billion. Unless otherwise specified in a prospectus supplement accompanying the base prospectus, we will use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes, including for working capital, financing capital expenditures, research and development, marketing and distribution efforts and, if opportunities arise, for acquisitions or strategic alliances. Pending such uses, we may invest the net proceeds in interest-bearing securities. In addition, we may conduct concurrent or other financings at any time.
Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties including, but not limited to, those related to customer demand and acceptance of our products on new platforms and new versions of our products on existing platforms, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, the impact of competition, economic conditions in the United States and abroad, the seasonal and cyclical nature of our business and operating results, risks of product returns and the other risks described in the “Risk Factors” section, included in Item 1A of this report.
Contractual Obligations and Commercial Commitments

Letters of Credit
In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe, which we have amended on a number of occasions. The standby letter of credit, as amended, guarantees performance of our obligations to pay Nintendo of Europe for trade payables. As of March 31, 2006, the standby letter of credit, as amended, guaranteed our trade payable obligations to Nintendo of Europe for up to €7 million.

As of March 31, 2006, €2 million was payable to Nintendo of Europe under the standby letter of credit, as amended.
In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC in replacement of our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to approximately $1 million. The standby letter of credit expires in December 2006. As of March 31, 2006, we did not have a payable balance on this standby letter of credit.

Development, Celebrity, League and Content Licenses: Payments and Commitments
The products we produce in our studios are designed and created by our employee designers, artists, software programmers and by non-employee software developers (“independent artists” or “third-party developers”). We typically advance development funds to the independent artists and third-party developers during development of our games, usually in installment payments made upon the completion of specified development milestones. Contractually, these payments are generally considered advances against subsequent royalties on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers.
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation and UEFA (professional soccer); NASCAR and ISC (stock car racing); National Basketball Association (professional basketball); PGA TOUR, Tiger Woods and Pebble Beach (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter, Batman and Superman); New Line Productions and Saul Zaentz Company (The Lord of the Rings); Marvel Enterprises (fighting); National Football League Properties, Arena Football League and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football, basketball and baseball); Simcoh (Def Jam); Viacom Consumer Products (The Godfather); Valve Corporation (Half-Life); ESPN (content in EA SPORTStm games); Twentieth Century Fox Licensing and Merchandising (The Simpsons); Lamborghini, McLaren and Porsche (car licenses for Need for Speed); and mobile game rights with PopCap Games and The Tetris Company. These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations and commercial commitments as of March 31, 2006, and the effect we expect them to have on our liquidity and cashflow in future periods (in millions):

					Commercial
	Contractual Obligations				Commitments

		Developer/			Letter of Credit,
		Licensor		Other Purchase	Bank and Other
Fiscal Year Ending March 31,	Leases(1)	Commitments(2)	Marketing	Obligations	Guarantees	Total

2007	$36	$155	$45	$7	$4	$247
2008	28	144	30	—	—	202
2009	24	152	31	—	—	207
2010	18	140	31	—	—	189
2011	14	275	31	—	—	320
Thereafter	30	700	186	—	—	916

Total	$150	$1,566	$354	$7	$4	$2,081

(1)	See discussion on operating leases in the “Off-Balance-Sheet Commitments” section below for additional information.

(2)	Developer/licensor commitments include $9 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Consolidated Balance Sheet as of March 31, 2006 because payment is not contingent upon performance by the developer or licensor.
The lease commitments disclosed above include contractual rental commitments of $25 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported on our Consolidated Balance Sheet as of March 31, 2006. See Note 6 of the Notes to Consolidated Financial Statements.
Transactions with Related Parties
On June 24, 2002, we hired Warren Jenson as our Chief Financial and Administrative Officer and agreed to loan him $4 million to be forgiven over four years based on his continuing employment. The loan does not bear interest. On June 24, 2004, pursuant to the terms of the loan agreement, we forgave $2 million of the loan and provided Mr. Jenson approximately $1.6 million to offset the tax implications of the forgiveness. As of March 31, 2006, the remaining outstanding loan balance was $2 million, which will be forgiven on June 24, 2006, provided that Mr. Jenson has not voluntarily resigned his employment with us or been terminated for cause prior to that time. No additional funds will be provided to offset the tax implications of the forgiveness of the remaining $2 million.
OFF-BALANCE SHEET COMMITMENTS

Lease Commitments and Residual Value Guarantees
We lease certain of our current facilities and equipment under non-cancelable operating lease agreements. We are required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and will be required to pay any increases over the base year of these expenses on the remainder of our facilities.
In February 1995, we entered into a build-to-suit lease (“Phase One Lease”) with a third party for our headquarters facilities in Redwood City, California (“Phase One Facilities”). The Phase One Facilities comprise a total of approximately 350,000 square feet and provide space for sales, marketing, administration and research and development functions. In July 2001, we refinanced the Phase One Lease with Keybank National Association through July 2006. We account for the Phase One Lease arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended.
On May 26, 2006, we extended the financing under the Phase One Lease through July 2007. Upon expiration of the financing in July 2007, we may purchase the Phase One Facilities, request up to two one-year extensions of the financing (subject to bank approval), self-fund approximately 90 percent of the financing and extend the remainder through July 2009, or arrange for the sale of the Phase One Facilities to a third party.
The Phase One Lease terminates upon expiration of the financing in July 2007 unless we have extended the financing or elected to self-fund the financing as described above, in which case the term of the lease could be extended until as late as July 2009. Subject to certain terms and conditions, upon termination of the lease, we may purchase the Phase One Facilities, request an extension of the lease or arrange for the sale of the Phase One Facilities to a third party.
Pursuant to the terms of the Phase One Lease, as amended to date, we have an option to purchase the Phase One Facilities at any time for a maximum purchase price of $132 million. In the event of a sale to a third party, if the sale price is less than $132 million, we will be obligated to reimburse the difference between the actual sale price and $132 million, up to maximum of $117 million, subject to certain provisions of the Phase One Lease, as amended.
In December 2000, we entered into a second build-to-suit lease (“Phase Two Lease”) with Keybank National Association for a five and one-half year term beginning in December 2000 to expand our Redwood City, California headquarters facilities and develop adjacent property (“Phase Two Facilities”). Construction of the Phase Two Facilities was completed in June 2002. The Phase Two Facilities comprise a total of approximately 310,000 square feet and provide space for sales, marketing, administration and research and development functions. We account for the Phase Two Lease arrangement as an operating lease in accordance with SFAS No. 13, as amended.
On May 26, 2006, we extended the financing under the Phase Two Lease through July 2007. Upon the expiration of the financing in July 2007, we may purchase the Phase Two Facilities, request up to two one-year extensions of the financing (subject to bank approval), self-fund approximately 90 percent of the financing and extend the remainder through July 2009, or arrange for the sale of the Phase Two Facilities to a third party.
The Phase Two Lease terminates upon expiration of the financing in July 2007 unless we have extended the financing or elected to self-fund the financing as described above, in which case the term of the lease could be extended until as late as July 2009. Subject to certain terms and conditions, upon termination of the lease, we may purchase the Phase Two Facilities, request an extension of the lease or arrange for the sale of the Phase Two Facilities to a third party.
Pursuant to the terms of the Phase Two Lease, as amended to date, we have an option to purchase the Phase Two Facilities at any time for a maximum purchase price of $115 million. In the event of a sale to a third party, if the sale price is less than $115 million, we will be obligated to reimburse the difference between the actual sale price and $115 million, up to a maximum of $105 million, subject to certain provisions of the Phase Two Lease, as amended.
The lease rates of the Phase One and Phase Two Leases fluctuate and are based upon LIBOR plus a margin that varies from 0.50% to 1.25% based on our ratio of total consolidated debt to consolidated tangible net worth. Based on the 3-month LIBOR rate of 5.2% as of May 26, 2006, the annual rent obligation of the two leases would total approximately $14 million. Our rent obligation under the leases could increase or decrease significantly depending on changes in LIBOR.
The Phase One and Phase Two Leases require us to comply with certain financial covenants as shown below, all of which we were in compliance with as of March 31, 2006. In the event we fail to comply with the financial and other covenants contained in the leases, the lessor would have a number of remedies, including the right to keep the leases in effect and suing for periodic rent, evicting us from the facilities, or causing the facilities to be sold to a third party. In the event of a sale to a third party, we would be required to reimburse the difference between the actual sale price and $247 million, up to a total maximum of $222 million. Alternatively, in order to avoid being evicted or having the two facilities sold to a third party, we could elect to purchase the Phase One and Phase Two Facilities for a combined maximum purchase price of $247 million.
We believe that, as of March 31, 2006, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values of $117 million for the Phase One Facility and $105 million for the Phase Two Facility as of March 31, 2006.

			Actual as of
Financial Covenants	Requirement		March 31, 2006

Consolidated Net Worth (in millions)	equal to or greater than	$2,293	$3,408
Fixed Charge Coverage Ratio	equal to or greater than	3.00	8.89
Total Consolidated Debt to Capital	equal to or less than	60%	6.8%
Quick Ratio — Q1 & Q2	equal to or greater than	1.00	N/A
Q3 & Q4	equal to or greater than	1.75	5.92
In February 2006, we entered into an agreement with an independent third party to lease a studio facility in Guildford, Surrey, United Kingdom, which will commence in June 2006 and will expire in May 2016. The facility comprises a total of approximately 95,000 square feet, which we intend to use for research and development functions. Our rental obligation under this agreement is approximately $33 million over the initial ten-year term of the lease.
In June 2004, we entered into a lease agreement, amended in December 2005, with an independent third party for a studio facility in Orlando, Florida. The lease commenced in January 2005 and expires in June 2010, with one five-year option to extend the lease term. The campus facilities comprise a total of 140,000 square feet and provide space for research and development functions. Our rental obligation over the initial five-and-a-half year term of the lease is $15 million. As of March 31, 2006, our remaining rental obligation under this lease was $14 million.
In July 2003, we entered into a lease agreement with an independent third party (the “Landlord”) for a studio facility in Los Angeles, California, which commenced in October 2003 and expires in September 2013 with two five-year options to extend the lease term. Additionally, we have options to purchase the property after five and ten years based on the fair market value of the property at the date of sale, a right of first offer to purchase the property upon terms offered by the Landlord, and a right to share in the profits from a sale of the property. We have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. Existing campus facilities comprise a total of 243,000 square feet and provide space for research and development functions. Our rental obligation under this agreement is $50 million over the initial ten-year term of the lease. This commitment is offset by expected sublease income of $6 million for a sublease to an affiliate of the Landlord of 18,000 square feet of the Los Angeles facility, which commenced in October 2003 and expires in September 2013, with options of early termination by the affiliate after five years and by us after four and five years. As of March 31, 2006, our remaining rental obligation under this lease was $43 million, of which $5 million was offset by expected sublease income.
In October 2002, we entered into a lease agreement, with an independent third party for a studio facility in Vancouver, British Columbia, Canada, which commenced in May 2003 and expires in April 2013. We amended the lease in October 2003. The facility comprises a total of approximately 65,000 square feet and provides space for research and development functions. Our rental obligation under this agreement is approximately $16 million over the initial ten-year term of the lease. As of March 31, 2006, our remaining rental obligation under this lease was $12 million.

Litigation
On February 14, 2005, an employment-related class action lawsuit, Hasty v. Electronic Arts Inc., was filed against the company in Superior Court in San Mateo, California. The complaint alleges that we improperly classified “Engineers” in California as exempt employees and seeks injunctive relief, unspecified monetary damages, interest and attorneys’ fees. On May 16, 2006, the court granted its preliminary approval of a settlement pursuant to which we agreed to make a lump sum payment of $14.9 million, to be paid to a third-party administrator, to cover (a) all claims allegedly suffered by the class members, (b) plaintiffs’ attorneys’ fees, not to exceed 25% of the total settlement amount, (c) plaintiffs’ costs and expenses, (d) any incentive payments to the named plaintiffs that may be authorized by the court, and (e) all costs of administration of the settlement. The hearing for the court to consider its final approval of the settlement is set for September 22, 2006.
Each of the shareholder actions we have previously disclosed have been voluntarily dismissed by all plaintiffs. The federal securities class action complaint has been dismissed with prejudice, by an order dated January 26, 2006; the federal derivative action has been dismissed, by an order dated March 10, 2006; and the two state derivative actions have been dismissed, by orders dated May 4, 2006 and May 8, 2006.
In addition, we are subject to other claims and litigation arising in the ordinary course of business. We believe that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.

Director Indemnity Agreements
We have entered into indemnification agreements with the members of our Board of Directors at the time they joined the Board to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued or charged as a result of their service as members of our Board of Directors.
INFLATION
We believe the impact of inflation on our results of operations has not been significant for each of the past three fiscal years.
Item 7A:     Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We are exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and market prices. Market risk is the potential loss arising from changes in market rates and market prices. We employ established policies and practices to manage these risks. Foreign currency option and foreign exchange forward contracts are used to either hedge anticipated exposures or mitigate some existing exposures subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes (see Note 3 to the Consolidated Financial Statements included in Item 8 of this report). Interest rate risk is the potential loss arising from changes in interest rates. We do not consider our cash and cash equivalents to be exposed to significant interest rate risk because our portfolio consists of highly liquid investments with original maturities of three months or less (see Note 2 to the Consolidated Financial Statements included in Item 8 of this report).

Foreign Currency Exchange Rate Risk
From time to time, we hedge some of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in our Consolidated Balance Sheet. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into net revenue or operating expenses, as appropriate in the period when the forecasted transaction is recorded. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net in our Consolidated Statement of Operations. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in revenue and operating expenses. As of March 31, 2006, we had no foreign currency option contracts outstanding. As of March 31, 2005, we had foreign currency option contracts outstanding with a total fair value of $1 million included in other current assets.
We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of approximately one month and are transacted near month-end. Therefore, the fair value of the forward contracts generally is not significant at each month-end. Our foreign exchange forward contracts are not designated as hedging instruments under SFAS No. 133 and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our Consolidated Balance Sheet, and gains and losses from changes in fair value are reported in interest and other income, net. The gains and losses on these forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated assets and liabilities, which are also reported in interest and other income, net, in our Consolidated Statement of Operations.
As of March 31, 2006, we had forward foreign exchange contracts to purchase and sell approximately $161 million in foreign currencies. Of this amount, $132 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $14 million to sell foreign currencies in exchange for British pound sterling and $15 million to purchase foreign currency in exchange for U.S. dollars. As of March 31, 2005 we had forward foreign exchange contracts to purchase and sell approximately $425 million of foreign currencies. Of this amount, $379 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $22 million to sell foreign currencies in exchange for British pound sterling and $24 million to purchase foreign currency in exchange for U.S. dollars. The fair value of our forward contracts was immaterial as of March 31, 2006 and March 31, 2005.
The counterparties to these forward and option contracts are creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material.
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of March 31, 2006, we had no foreign currency option contracts outstanding. As of March 31, 2005, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would not have resulted in a material loss in fair value of our option contracts under either scenario. However, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in potential losses on our forward contracts of $16 million and $23 million, respectively, as of March 31, 2006, and $40 million and $61 million, respectively, as of March 31, 2005. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

As of March 31, 2006 and 2005, our short-term investments were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of March 31, 2006 and 2005 (in millions):

	As of March 31,

	2006	2005

U.S. agency securities	$575	$1,168
U.S. Treasury securities	212	298
Corporate bonds	178	180
Asset-backed and other debt securities	65	42

Total short-term investments	$1,030	$1,688

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of March 31, 2006, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities Given an Interest			Fair Value	Valuation of Securities Given an Interest
	Rate Increase of X Basis Points			as of	Rate Increase of X Basis Points
(In millions)				March 31,
	(150 BPS)	(100 BPS)	(50 BPS)	2006	50 BPS	100 BPS	150 BPS

U.S. agency securities	$581	$579	$577	$575	$573	$571	$570
U.S. Treasury securities	218	216	214	212	210	208	205
Corporate bonds	182	181	179	178	176	175	173
Asset-backed and other debt securities	66	66	66	65	65	65	65

Total short-term investments	$1,047	$1,042	$1,036	$1,030	$1,024	$1,019	$1,013

The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of March 31, 2005, arising from selected potential changes in interest rates.

	Valuation of Securities Given an Interest			Fair Value	Valuation of Securities Given an Interest
	Rate Decrease of X Basis Points			as of	Rate Increase of X Basis Points
(In millions)				March 31,
	(150 BPS)	(100 BPS)	(50 BPS)	2005	50 BPS	100 BPS	150 BPS

U.S. agency securities	$1,177	$1,175	$1,172	$1,168	$1,162	$1,156	$1,151
U.S. Treasury securities	306	303	300	298	295	293	290
Corporate bonds	185	184	182	180	178	177	175
Asset-backed securities	44	43	43	42	42	41	41

Total short-term investments	$1,712	$1,705	$1,697	$1,688	$1,677	$1,667	$1,657

Market Price Risk
The value of our equity investments in publicly traded companies are subject to market price volatility. As of March 31, 2006, our marketable equity securities were classified as available-for-sale and, consequently, were recorded in our Consolidated Balance Sheets at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $160 million and $140 million as of March 31, 2006 and 2005, respectively.
At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents the hypothetical changes in fair value in our marketable equity securities as of March 31, 2006, arising from changes in market prices plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given an				Valuation of Securities Given an
	X Percentage Decrease in Each			Fair Value	X Percentage Increase in Each
	Stock’s Market Price			as of	Stock’s Market Price
(In millions)				March 31,
	(75%)	(50%)	(25%)	2006	25%	50%	75%

Marketable equity securities	$40	$80	$120	$160	$200	$240	$280
The following table presents the hypothetical changes in fair value in our marketable equity securities as of March 31, 2005, arising from changes in market prices plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given an				Valuation of Securities Given an
	X Percentage Decrease in Each			Fair Value	X Percentage Increase in Each
	Stock’s Market Price			as of	Stock’s Market Price
(In millions)				March 31,
	(75%)	(50%)	(25%)	2005	25%	50%	75%

Marketable equity securities	$35	$70	$105	$140	$175	$210	$246

Item 8:     Financial Statements and Supplementary Data
Other financial statement schedules have been omitted because the information called for in them is not required or has already been included in either the Consolidated Financial Statements or the notes thereto.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2006	2005
(In millions, except par value data)

ASSETS
Current assets:
Cash and cash equivalents	$1,242	$1,270
Short-term investments	1,030	1,688
Marketable equity securities	160	140
Receivables, net of allowances of $232 and $162, respectively	199	296
Inventories	61	62
Deferred income taxes, net	86	86
Other current assets	234	164

Total current assets	3,012	3,706

Property and equipment, net	392	353
Investments in affiliates	11	10
Goodwill	647	153
Other intangibles, net	232	36
Deferred income taxes, net	—	19
Other assets	92	93

TOTAL ASSETS	$4,386	$4,370

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$163	$134
Accrued and other current liabilities	706	673

Total current liabilities	869	807

Deferred income taxes	29	—
Other liabilities	68	54

Total liabilities	966	861

Commitments and contingencies (See Note 9)

Minority interest	12	11

Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 305 and 310 shares issued and outstanding, respectively	3	3
Paid-in capital	1,081	1,434
Retained earnings	2,241	2,005
Accumulated other comprehensive income	83	56

Total stockholders’ equity	3,408	3,498

TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$4,386	$4,370

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,

	2006	2005	2004
(In millions, except per share data)

Net revenue	$2,951	$3,129	$2,957
Cost of goods sold	1,181	1,197	1,103

Gross profit	1,770	1,932	1,854

Operating expenses:
Marketing and sales	431	391	370
General and administrative	215	221	185
Research and development	758	633	511
Amortization of intangibles	7	3	3
Acquired in-process technology	8	13	—
Restructuring charges	26	2	9

Total operating expenses	1,445	1,263	1,078

Operating income	325	669	776
Interest and other income, net	64	56	21

Income before provision for income taxes and minority interest	389	725	797
Provision for income taxes	147	221	220

Income before minority interest	242	504	577
Minority interest	(6)	—	—

Net income	$236	$504	$577

Net income per share:
Basic	$0.78	$1.65	$1.95
Diluted	$0.75	$1.59	$1.87
Number of shares used in computation:
Basic	304	305	295
Diluted	314	318	308
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In millions, share data in thousands)

			Class B				Accumulated
	Common Stock		Common Stock				Other	Total
					Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balances as of March 31, 2003	288,267	$3	225	$—	$856	$924	$2	$1,785

Components of comprehensive income:
Net income	—	—	—	—	—	577	—	577
Change in unrealized gains (losses) on investments, net	—	—	—	—	—	—	(1)	(1)
Translation adjustment	—	—	—	—	—	—	19	19

Comprehensive income								$595

Proceeds from sales of shares through employee stock plans and other plans	13,066	—	—	—	228	—	—	228
Repurchase of Class B shares	—	—	(25)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1	—	—	1
Tax benefit from exercise of stock options	—	—	—	—	69	—	—	69

Balances as of March 31, 2004	301,333	$3	200	$—	$1,154	$1,501	$20	$2,678

Components of comprehensive income:
Net income	—	—	—	—	—	504	—	504
Change in unrealized gains (losses) on investments, net	—	—	—	—	—	—	27	27
Reclassification adjustment for (gains) losses, realized in net income, net	—	—	—	—	—	—	(1)	(1)
Translation adjustment	—	—	—	—	—	—	10	10

Comprehensive income								$540

Proceeds from sales of shares through employee stock plans and other plans	9,914	—	—	—	241	—	—	241
Repurchase and retirement of common stock	(806)	—	—	—	(41)	—	—	(41)
Conversion of Class B shares to common stock	—	—	(200)	—	—	—	—	—
Stock-based compensation	—	—	—	—	5	—	—	5
Tax benefit from exercise of stock options	—	—	—	—	75	—	—	75

Balances as of March 31, 2005	310,441	$3	—	$—	$1,434	$2,005	$56	$3,498

Components of comprehensive income:
Net income	—	—	—	—	—	236	—	236
Change in unrealized gains (losses) on investments, net	—	—	—	—	—	—	29	29
Reclassification adjustment for (gains) losses, realized on investments in net income, net	—	—	—	—	—	—	8	8
Change in unrealized gains (losses) on derivative instruments, net	—	—	—	—	—	—	4	4
Reclassification adjustment for (gains) losses, realized on derivative instruments in net income, net	—	—	—	—	—	—	(4)	(4)
Translation adjustment	—	—	—	—	—	—	(10)	(10)

Comprehensive income								$263

Proceeds from sales of shares through employee stock plans and other plans	7,174	—	—	—	206	—	—	206
Repurchase and retirement of common stock	(12,621)	—	—	—	(709)	—	—	(709)
Stock-based compensation	—	—	—	—	3	—	—	3
Tax benefit from exercise of stock options	—	—	—	—	133	—	—	133
Assumption of stock options in connection with acquisition	—	—	—	—	14	—	—	14

Balances as of March 31, 2006	304,994	$3	—	$—	$1,081	$2,241	$83	$3,408

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2006	2005	2004
(In millions)
OPERATING ACTIVITIES
Net income	$236	$504	$577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95	75	78
Minority interest	6	—	—
Realized (gains) losses on investments and sale of property and equipment	7	(8)	2
Stock-based compensation	3	6	1
Tax benefit from exercise of stock options	133	75	69
Acquired in-process technology	8	13	—
Change in assets and liabilities:
Receivables, net	104	(80)	(194)
Inventories	(3)	(14)	(23)
Other assets	(71)	(35)	(61)
Accounts payable	31	28	23
Accrued and other liabilities	39	46	191
Deferred income taxes	8	24	6

Net cash provided by operating activities	596	634	669

INVESTING ACTIVITIES
Capital expenditures	(123)	(126)	(90)
Proceeds from sale of property and equipment	2	16	1
Investments in affiliates	(2)	(2)	(1)
Proceeds from sale of investments in affiliates	2	—	8
Purchase of short-term investments	(755)	(2,442)	(2,511)
Proceeds from maturities and sales of short-term investments	1,427	996	2,883
Proceeds from sale of marketable equity securities	4	4	2
Purchase of marketable equity securities	—	(90)	—
Acquisition of subsidiaries, net of cash acquired	(661)	(81)	(3)
Other investing activities	(2)	(1)	(1)

Net cash provided by (used in) investing activities	(108)	(1,726)	288

FINANCING ACTIVITIES
Proceeds from sales of common stock through employee stock plans and other plans	206	241	228
Repurchase and retirement of common stock	(709)	(41)	—
Other financing activities	—	—	(3)

Net cash provided by (used in) financing activities	(503)	200	225

Effect of foreign exchange on cash and cash equivalents	(13)	12	18

Increase (decrease) in cash and cash equivalents	(28)	(880)	1,200
Beginning cash and cash equivalents	1,270	2,150	950

Ending cash and cash equivalents	1,242	1,270	2,150
Short-term investments	1,030	1,688	264

Ending cash, cash equivalents and short-term investments	$2,272	$2,958	$2,414

Supplemental cash flow information:
Cash paid during the year for income taxes	$24	$101	$65

Non-cash investing activities:
Change in unrealized gains (losses) on investments, net	$37	$26	$(1)
Assumption of stock options in connection with acquisition	$14	$—	$—

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We develop, market, publish and distribute interactive software games that are playable by consumers on home video game consoles (such as the Sony PlayStation® 2, Microsoft Xbox® and Xbox 360tm, and Nintendo GameCubetm), personal computers, mobile platforms (including cellular handsets and hand-held game players such as the Nintendo DStm and the PlayStation® Portable “PSPtm”) and online, over the Internet and other proprietary online networks. Some of our games are based on content that we license from others (e.g., Madden NFL Football, The Godfather and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Simstm, Need for Speedtm and BLACKtm). Our goal is to publish titles with mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary movie properties (e.g. Lord of the Rings and Harry Potter).
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
Our fiscal year is reported on a 52 or 53-week period that, historically, has ended on the final Saturday of March in each year. Beginning with the fiscal year ended March 31, 2006, our fiscal year ends on the Saturday nearest March 31. As a result, fiscal 2006 contained 53 weeks with the first quarter containing 14 weeks. Our results of operations for the fiscal years March 31, 2006, 2005 and 2004 contain the following number of weeks:

Fiscal Years Ended	Number of Weeks	Fiscal Period End Date

March 31, 2006	53 weeks	April 1, 2006
March 31, 2005	52 weeks	March 26, 2005
March 31, 2004	52 weeks	March 27, 2004
For simplicity of presentation, all fiscal periods are treated as ending on a calendar month end.

(c)	Reclassifications
Certain prior-year amounts have been reclassified to conform to the fiscal 2006 presentation.

(d)	Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting period. Such estimates include sales returns and allowances, provisions for doubtful accounts, accrued liabilities, income taxes, estimates regarding the recoverability of prepaid royalties and royalty commitments, inventories, long-lived assets and deferred income tax assets as well as estimates used in our goodwill impairment test. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.

(e)	Cash, Cash Equivalents, Short-Term Investments, Marketable Equity Securities and Other Investments
Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase.
Short-term investments consist of securities with original or remaining maturities of greater than three months at the time of purchase. The short-term investments are available for use in current operations or other activities such as capital expenditures, business acquisitions, or stock repurchase programs.
As of March 31, 2006 and March 31, 2005, short-term investments and marketable equity securities were classified as available-for-sale and stated at fair value based upon quoted market prices for the securities or similar financial instruments. Unrealized gains and losses are included as a separate component of accumulated other comprehensive income, net of any related tax effect, in stockholders’ equity. Realized gains and losses are calculated based on the specific identification method. We recognize an impairment charge when we determine that a decline in the fair value of the securities below its cost basis is other-than-temporary.
Investments in affiliates consist of investments in equity securities accounted for under either the cost method or the equity method in accordance with Accounting Principles Board Opinion (“APB”) No. 18, “The Equity Method Of Accounting For Investments In Common Stock”. Our share of earnings or losses of investments in affiliates accounted for under the equity method is included in interest and other income, net, in our Consolidated Statement of Operations, except for investments where we are not able to exercise significant influence over the operating and financing decisions of the investee, in which case the cost method of accounting is used. We evaluate the investment in affiliates to determine if events or changes in circumstances indicate an other-than-temporary impairment in value. We recognize an impairment charge when we determine an other-than-temporary impairment in value exists.

(f)	Inventories
Inventories consist of materials (including manufacturing royalties paid to console manufacturers), labor and freight-in. Inventories are stated at the lower of cost (first-in, first-out method) or market.

(g)	Property and Equipment, Net
Property and equipment, net, are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

Buildings	20 to 25 years
Computer equipment and software	3 to 5 years
Furniture and equipment	3 to 5 years
Leasehold improvements	Lesser of the lease term or the estimated useful lives of the improvements, generally 1 to 10 years
Under the provisions of American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, we capitalize costs associated with customized internal-use software systems that have reached the application development stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The net book value of capitalized costs associated with internal-use software amounted to $23 million and $28 million as of March 31, 2006 and 2005, respectively, and are being depreciated on a straight-line basis over each project’s estimated useful life that ranges from three to five years.

(h)	Long-Lived Assets
We evaluate long-lived assets and certain identifiable intangibles for impairment, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. This may include assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our Consolidated Balance Sheet to reflect its actual fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner of our use of the acquired assets or the strategy of our overall business and significant under-performance relative to expected historical or projected future operating results. If we were to consider such assets to be impaired, the amount of impairment we would recognize would be measured by the amount by which the carrying amount of the asset exceeds its fair value which is estimated by discounted cash flows. We recognized no long-lived asset impairment charges in fiscal 2006 or 2005. During fiscal 2004, we recognized less than $1 million of asset impairment charges. See Note 6 of the Notes to Consolidated Financial Statements.

(i)	Goodwill
SFAS No. 142, “Goodwill and Other Intangible Assets” requires that purchased goodwill and indefinite-lived intangibles not be amortized. Rather, goodwill and indefinite-lived intangible assets are subject to at least an annual assessment for impairment by applying a fair-value-based test.
SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. We completed the first step of the annual goodwill impairment testing as of January 1, 2006 and found no indicators of impairment of our recorded goodwill. We did not recognize an impairment loss on goodwill in fiscal 2006, 2005 or 2004.

(j)	Concentration of Credit Risk
We extend credit to various companies in the retail and mass merchandising industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. As of March 31, 2006, we had 11 percent of our gross accounts receivable outstanding with Wal-Mart Stores, Inc. As of March 31, 2005, we had 13 percent of our gross accounts receivable outstanding with both Wal-Mart Stores, Inc. and Pinnacle, which is a European logistics and collections company.
Short-term investments are placed with high credit-quality financial institutions or in short-duration, high-quality securities. We limit the amount of credit exposure in any one financial institution or type of investment instrument.

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
Online Subscription Revenue: Online subscription revenue is derived principally from subscription revenue collected from customers for online play related to our massively multiplayer online games and Pogo-branded online games services. These customers generally pay on an annual basis or a month-to-month basis and prepaid subscription revenue, including revenue collected from credit card sales, are recognized ratably over the period for which the services are provided.
Software Licenses: We license software rights to manufacturers of products in related industries (for example, makers of personal computers or computer accessories) to include certain of our products with the manufacturer’s product, or offer our products to consumers who have purchased the manufacturer’s product. We call these combined products “OEM bundles”. These OEM bundles generally require the customer to pay us an upfront nonrefundable fee, which represents the guaranteed minimum royalty amount. Revenue is generally recognized upon delivery of the product master or the first copy. Per-copy royalties on sales that exceed the minimum guarantee are recognized as earned.

(l)	Sales Returns and Allowances and Bad Debt Reserves
We estimate potential future product returns, price protection and stock-balancing programs related to current-period product revenue. We analyze historical returns, current sell-through of distributor and retailer inventory of our products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products and other related factors when evaluating the adequacy of the sales returns and price protection allowances. In addition, we monitor the volume of sales to our channel partners and their inventories as substantial overstocking in the distribution channel could result in high returns or higher price protection costs in subsequent periods.
Similarly, significant judgment is required to estimate our allowance for doubtful accounts in any accounting period. We analyze customer concentrations, customer credit-worthiness, current economic trends, and historical experience when evaluating the adequacy of the allowance for doubtful accounts.

(m)	Advertising Costs
We generally expense advertising costs as incurred, except for production costs associated with media campaigns which are recognized as prepaid assets (to the extent paid in advance) and expensed at the first run of the advertisement. Cooperative advertising with our channel partners is accrued when revenue is recognized and such amounts are included in marketing and sales expense if there is a separate identifiable benefit for which we can reasonably estimate the fair value of the benefit identified. Otherwise, they are recognized as a reduction of net revenue. We then reimburse the channel partner when qualifying claims are submitted. We sometimes receive reimbursements for advertising costs from our vendors, and such amounts are recognized as a reduction of marketing and sales expense if the advertising (1) is specific to the vendor, (2) represents an identifiable benefit to us and (3) represents an incremental cost to us. Otherwise, vendor reimbursements are recognized as a reduction of cost of goods sold as the related revenue is recognized. Vendor reimbursements of advertising expenses of $41 million, $42 million and $45 million reduced marketing and sales expense for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. For the fiscal years ended March 31, 2006, 2005 and 2004, advertising expenses, net of vendor reimbursements, totaled approximately $180 million, $174 million and $183 million, respectively.

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
Had compensation cost for our stock-based compensation plans been measured based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123, as amended, we estimate that our reported net income and net income per share would have been the pro forma amounts indicated below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants made under our stock-based compensation plans in fiscal 2006, 2005 and 2004:

	Year Ended March 31,

	2006	2005	2004

Risk-free interest rate	4.3%	3.5%	2.3%
Expected volatility	33%	36%	50%
Expected life of stock options (in years)	3.20	3.30	3.09
Expected life of employee stock purchase plans (in months)	6	6	6
Assumed dividends	None	None	None
Our stock-based compensation calculations are based on a multiple option valuation approach and forfeitures are recognized when they occur.

	Year Ended March 31,

	2006	2005	2004
(In millions, except per share data)
Net income:
As reported	$236	$504	$577
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(85)	(83)	(97)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2	4	—

Pro forma	$153	$425	$480

Net income per share:
As reported — basic	$0.78	$1.65	$1.95
Pro forma — basic	$0.50	$1.39	$1.63
As reported — diluted	$0.75	$1.59	$1.87
Pro forma — diluted	$0.49	$1.35	$1.58
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. While the fair value method under SFAS No. 123R is similar to the fair value method under SFAS No. 123 with regards to measurement and recognition of stock-based compensation, there are several key differences between the two standards. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS No. 123R will also require a classification change in the statement of cash flows, whereby a portion of the income tax benefit from stock options will move from operating cash flow activities to financing cash flow activities (total cash flows will remain unchanged).
In March 2005, the Securities and Exchange Commission (“SEC”) released SAB No. 107, “Share-Based Payment”, which provides the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations for public companies. In April 2005, the SEC adopted a rule that amends the compliance dates of SFAS No. 123R. Under the revised compliance dates, we are required to adopt the provisions of SFAS No. 123R no later than our first quarter of fiscal 2007. The expensing of stock-based compensation will have a material adverse impact on our Consolidated Statements of Operations which may not be similar to our pro forma disclosure under SFAS No. 123, as amended.
In October 2005, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 123(R)-2, “Practical Accommodation to the Application of Grant Date As Defined in FASB

Statement No. 123(R)”. The FASB provides companies with a “practical accommodation” when determining the grant date of an award subject to SFAS No. 123R. If (1) the award is a unilateral grant, that is, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer, (2) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period, and (3) as long as all other criteria in the grant date definition have been met, then a mutual understanding of the key terms and conditions of an award is presumed to exist at the date the award is approved.
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
In February 2006, the FASB issued FSP FAS No. 123(R)-4, “Classification of Options and Similar Instruments Issued As Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”, which amends certain paragraphs in SFAS No. 123R. FSP FAS No. 123(R)-4 addresses situations when a company has option plans that require the company to settle outstanding options in cash upon the occurrence of certain contingent events. Although we are required to apply FSP FAS No. 123(R)-4 when we initially adopt SFAS No. 123R, we do not expect it to impact our Consolidated Financial Statements.

(p)	Foreign Currency Translation
For each of our foreign operating subsidiaries the functional currency is generally its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using month-end exchange rates, and revenue and expenses are translated into U.S. dollars using average exchange rates. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity.
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Foreign currency transaction gains (losses) of $(1) million, $25 million and $44 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively, are included in interest and other income, net, in our Consolidated Statements of Operations.

(q)	Impact of Recently Issued Accounting Standards
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our Consolidated Financial Statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe that, upon adoption, SFAS No. 154 will have a material impact on our Consolidated Financial Statements, however, after adoption, if a change in accounting principle is made, SFAS No. 154 could have a material impact on our Consolidated Financial Statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies that interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement 125” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. We do not believe the adoption of SFAS No. 155 will have a material impact on our Consolidated Financial Statements.

(2)	FINANCIAL INSTRUMENTS

(a)	Fair Value of Financial Instruments
Cash, cash equivalents, receivables, accounts payable and accrued and other liabilities are valued at their carrying amounts as they approximate their fair value due to the short maturity of these financial instruments.

(b)	Cash, Cash Equivalents and Short-term Investments
Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2006 (in millions):

			Unrealized Losses
	Unrealized Losses		12 Months or
	Less Than 12 Months		Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Cash and cash equivalents:
Cash	$260	$—	$—	$—	$260	$—
Money market funds	819	—	—	—	819	—
Commercial paper	145	—	—	—	145	—
U.S. agency securities	14	—	—	—	14	—
Asset-backed securities	4	—	—	—	4	—

Cash and cash equivalents	1,242	—	—	—	1,242	—
Short-term investments:
U.S. agency securities	187	(1)	388	(3)	575	(4)
U.S. Treasury securities	202	(1)	10	—	212	(1)
Corporate bonds	106	(1)	72	(1)	178	(2)
Asset-backed and other debt securities	65	—	—	—	65	—

Short-term investments	560	(3)	470	(4)	1,030	(7)

Cash, cash equivalents and short-term investments	$1,802	$(3)	$470	$(4)	$2,272	$(7)

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2005 (in millions):

			Unrealized Losses
	Unrealized Losses		12 Months or
	Less Than 12 Months		Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Cash and cash equivalents:
Cash	$342	$—	$—	$—	$342	$—
Money market funds	928	—	—	—	928	—

Cash and cash equivalents	1,270	—	—	—	1,270	—
Short-term investments:
U.S. agency securities	692	(8)	476	(7)	1,168	(15)
U.S. Treasury securities	298	(4)	—	—	298	(4)
Corporate bonds	180	(3)	—	—	180	(3)
Asset-backed securities	42	—	—	—	42	—

Short-term investments	1,212	(15)	476	(7)	1,688	(22)

Cash, cash equivalents and short-term investments	$2,482	$(15)	$476	$(7)	$2,958	$(22)

The gross unrealized losses in each of these investment categories were primarily caused by a decrease in the fair value of the investments as a result of an increase in interest rates. The contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2006.
Gross unrealized gains in short-term investments were less than $1 million as of March 31, 2006 and 2005.
Realized losses of $9 million were recognized from the sale of short-term investments for the year ended March 31, 2006. No material gains or losses were recognized from the sale of short-term investments for the years ended March 31, 2005 and 2004.
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2006 (in millions):

	Amortized	Fair
	Cost	Value

Due in 1 year or less	$510	$506
Due in 1-2 years	245	243
Due in 2-3 years	282	281

Short-term investments	$1,037	$1,030

(c)	Marketable Equity Securities
Marketable equity securities consisted of the following (in millions):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

As of March 31, 2006	$91	$69	$—	$160
As of March 31, 2005	$93	$47	$—	$140
Our investments in marketable equity securities consist of investments in common stock of publicly traded companies. On February 3, 2005, we purchased approximately 19.9 percent of the outstanding ordinary shares (18.4 percent of the voting rights) of Ubisoft Entertainment for $91 million. As the fair value of our marketable equity securities exceed the cost basis of those investments as of March 31, 2006, we do not consider these investments to be other-than-temporarily impaired. During fiscal 2005, no other-than-temporary impairment charges were recognized. During fiscal 2004, we recognized a $1 million other-than-temporary impairment charge to write-down certain investments to their fair market value.
Realized gains from the sale of marketable equity securities were $1 million and $2 million for the years ended March 31, 2006 and 2005, respectively. No material gains or losses were recognized from the sale of marketable equity securities for the year ended March 31, 2004.

(d)	Investments in Affiliates
As of March 31, 2006 and 2005, the total investment in affiliates reflected on our Consolidated Balance Sheets was $11 million and $10 million, respectively.
Our investments in affiliates included a warrant to acquire 2,327,602 additional shares of Digital Illusions, C.E. (“DICE”) common stock. See Note 4 of the Notes to Consolidated Financial Statements. Prior to April 2005, the warrant was accounted for as a derivative under SFAS No. 133. The warrant was amended in April 2005, such that only subscriptions of 500,000 or more could be exercised. Due to the limited trading volume of DICE’s common stock, there is no market mechanism for settlement and the warrant is no longer readily convertible to cash and is therefore currently accounted for under the cost method as prescribed by APB No. 18. As of March 31, 2006, the cost basis of the warrant was $5 million.
For cost method investments we estimated that the fair value exceeded the cost basis of those investments. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2006. During fiscal 2006, 2005 and 2004, no other-than-temporary impairments in investments in affiliates were recognized.

(3)	DERIVATIVE FINANCIAL INSTRUMENTS
We account for our derivative and hedging activities under SFAS No. 133. The assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in other current assets or other current liabilities, respectively, in our Consolidated Balance Sheet. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.
We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. Our policy is to purchase foreign currency option contracts, generally with maturities of 15 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. In addition, we utilize foreign exchange forward contracts to mitigate foreign currency exchange rate risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of approximately one month and are transacted near month-end; therefore, the fair value of the forward contracts generally is not significant at each month-end. We do not use foreign currency option or foreign exchange forward contracts for speculative or trading purposes.

Cash Flow Hedging Activities
Our foreign currency option contracts are designated and qualify as cash flow hedges under SFAS No. 133. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression as well as other timing and probability criteria required by SFAS No. 133. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in fair value of these hedges is subsequently reclassified into net revenue or operating expenses, as appropriate, in the period when the forecasted transaction is recorded in the Consolidated Statements of Operations. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net in our Consolidated Statements of Operations. The effective portion of hedges recognized in accumulated other comprehensive income at the end of each year will be reclassified to earnings within 12 months.
The following table summarizes the activity in accumulated other comprehensive income, net of related taxes, with regard to the changes in fair value of derivative instruments, for fiscal 2006 and 2005 (in millions):

	Year Ended
	March 31,

	2006	2005

Beginning balance of unrealized gains (losses), net, on derivative instruments	$—	$—
Change in unrealized gains (losses), net, on derivative instruments	4	—
Reclassification adjustment for (gains) losses, realized on derivative instruments to net income, net:
Net revenue	(4)	—
Operating expenses	—	—

Ending balance of unrealized gains (losses), net, on derivative instruments	$—	$—

Hedging ineffectiveness for the year ended March 31, 2006 was not significant. The amount of hedging ineffectiveness recognized in interest and other income, net was a loss of $1 million and $2 million for the years ended March 31, 2005 and 2004, respectively.

Balance Sheet Hedging Activities
Our foreign exchange forward contracts are not designated as hedging instruments under SFAS No. 133. Accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are reported in interest and other income, net. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated assets and liabilities, which are also reported in interest and other income, net, in our Consolidated Statements of Operations.

(4)	BUSINESS COMBINATIONS

JAMDAT Mobile Inc., Criterion Software Group Ltd. and Digital Illusions C.E.
The following table summarizes the estimated fair values of assets acquired and liabilities assumed in connection with our acquisitions of JAMDAT Mobile Inc. (“JAMDAT”) and Criterion Software Group Ltd. (“Criterion”) and the preliminary allocation of the Digital Illusions C.E. (“DICE”) assets acquired and liabilities assumed for the fiscal years ended March 31, 2006 and 2005 (in millions):

	JAMDAT	Criterion	DICE	Total

Current assets	$50	$21	$35	$106
Property and equipment, net	2	1	2	5
Long-term deferred tax asset	—	3	—	3
Acquired in-process technology	7	9	4	20
Stock-based employee compensation	—	6	—	6
Goodwill	495	23	36	554
Finite-lived intangibles	212	21	2	235
Liabilities	(82)	(16)	(9)	(107)
Minority interest	—	—	(8)	(8)

Total consideration	$684	$68	$62	$814

JAMDAT
On February 15, 2006, we acquired all outstanding shares of JAMDAT. Based in Los Angeles, California, JAMDAT is a global publisher of wireless games and other wireless entertainment applications. This acquisition positions us for further growth in the mobile entertainment market. We paid $27 per share in cash in exchange for each share of JAMDAT common stock and assumed outstanding stock options and restricted stock units under certain JAMDAT equity plans for an aggregate purchase price of $684 million, including transaction costs.
Prior to our acquisition of JAMDAT, on April 20, 2005, JAMDAT entered into a purchase agreement with the shareholders of Blue Lava Wireless, LLC (“Blue Lava”). In connection with JAMDAT’s acquisition of Blue Lava, JAMDAT stock was placed in escrow to satisfy certain indemnification provisions under the Blue Lava purchase agreement. Upon completion of our acquisition of JAMDAT, we assumed JAMDAT’s contingent liability and replaced the JAMDAT stock in escrow with $27 million also placed in escrow. The $27 million is included in our purchase price of JAMDAT as a pre-acquisition contingency. We are required to pay $9 million on each of the three anniversaries beginning on April 20, 2006, less any claims we may have pursuant to the indemnification provisions of the Blue Lava purchase agreement. On April 20, 2006, we made the first payment of approximately $9 million. The preliminary purchase price allocation, including the allocation of goodwill, will be updated in the first quarter of fiscal 2007 as additional information becomes available related to certain accrued liabilities.
The results of operations of JAMDAT and the estimated fair market values of the acquired assets and assumed liabilities have been included in our Consolidated Financial Statements since the date of acquisition.

Except for acquired in-process technology, which is discussed below, the acquired finite-lived intangible assets are being amortized on a straight-line basis over estimated lives ranging from two to twelve years. The intangible assets that make up that amount as of the date of the acquisition include:

	Gross Carring	Weighted-Average
	Amount	Useful Life
	(in millions)	(Years)

Developed and Core Technology	$122	10
Carrier Contracts and Related	85	5
Other Intangibles	5	3

Total Finite-Lived Intangibles	$212	8

We recorded $495 million of goodwill, substantially none of which is tax deductible.
Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have alternative future use. Accordingly, we expensed acquired in-process technology in our Consolidated Statement of Operations upon consummation of the acquisition.

Criterion
On October 19, 2004, we acquired all outstanding shares of Criterion for an aggregate purchase price of approximately $68 million, including transaction costs and the assumption of outstanding stock options under certain Criterion stock option plans. Based in England, Criterion is a developer of video games and a provider of middleware solutions for the game development and publishing industry. The results of operations of Criterion and the estimated fair market values of the acquired assets and assumed liabilities have been included in our Consolidated Financial Statements since the date of acquisition. Except for acquired in-process technology, which is discussed below, the acquired finite-lived intangible assets are being amortized on a straight-line basis over estimated lives ranging from two to four years.
Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have alternative future use. Accordingly, the acquired in-process technology was expensed in our Consolidated Statement of Operations upon consummation of the acquisition. Stock-based employee compensation represents the intrinsic value of certain unvested employee stock options that were assumed as part of the transaction. The stock options were considered modified for accounting purposes and were fully amortized over the remaining vesting period in our Consolidated Statement of Operations for the year ended March 31, 2005.

DICE
In 2003 we acquired: (1) approximately 1,911,403 shares of Class B common stock representing a 19 percent equity interest in DICE and (2) a warrant to acquire an additional 2,327,602 shares of to-be-issued Class A common stock at an exercise price of SEK 43.23. Based in Sweden, DICE develops games for personal computers and video game consoles. DICE’s products are primarily sold through co-publishing agreements with us. The transactions between DICE and us have been recorded on an arm’s length basis. Prior to our tender offer in the fourth quarter of fiscal 2005, we accounted for our Class B common stock investment in DICE under the equity method of accounting, as prescribed by APB No. 18. Separately, the warrant valued at $5 million as of March 31, 2006 was included in investments in affiliates in our Consolidated Balance Sheets. See Note 2 of the Notes to Consolidated Financial Statements.
On January 27, 2005 we completed a tender offer by acquiring 3,235,053 shares of Class A common stock at a price of SEK 61 per share, representing 32 percent of the outstanding Class A common stock of DICE. During the tender offer period and through the end of fiscal 2005, we acquired, through open market purchases at an average price of SEK 60.33, an additional 1,190,658 shares of Class A common stock, representing approximately 12 percent of the outstanding Class A common stock of DICE. During fiscal 2006, we acquired, through open market purchases at an average price of SEK 63.07, an additional 1,071,152 shares of Class A common stock, representing approximately 10 percent of the outstanding Class A common stock of DICE. Accordingly, on a cumulative basis as of March 31, 2006 and 2005 we owned approximately 73 percent and 63 percent, respectively, of DICE on an undiluted basis (excluding the warrant discussed above). As a result, we included the assets, liabilities and results of operations of DICE in our Consolidated Financial Statements since January 27, 2005. The 27 percent and 37 percent of DICE stock that we did not own was reflected as minority interest on our Consolidated Balance Sheets as of March 31, 2006 and 2005, respectively, and our Consolidated Statements of Operations for the years ended March 31, 2006 and 2005, respectively.
In March 2006, we signed an agreement to fully merge DICE into EA, which will allow DICE to become a fully integrated studio. We will pay SEK 67.50 per share in cash to DICE shareholders at the time of the merger. The merger is subject to customary closing conditions, including regulatory approvals, and is expected to close during the second quarter of fiscal 2007. The preliminary purchase price allocation, including the allocation of goodwill has been and will continue to be updated as additional information becomes available.
Except for acquired-in-process technology, the acquired finite-lived intangible assets are being amortized on a straight-line basis over estimated lives ranging from one to four years. The acquired in-process technology was expensed in our Consolidated Statement of Operations upon consummation of the acquisition, and in each period, we increased our ownership percentage.

Square Co., Ltd.
In May 1998, we completed the formation of two joint ventures in North America and Japan with Square Co., Ltd. (“Square”), a leading developer and publisher of entertainment software in Japan. In North America, the companies formed Square Electronic Arts, LLC (“Square EA”), which had exclusive publishing rights in North America for future interactive entertainment titles created by Square. Additionally, we had the exclusive right to distribute in North America products published by this joint venture. We contributed $3 million and owned a 30 percent minority interest in this joint venture while Square owned 70 percent. This joint venture was accounted for under the equity method. The joint venture agreements with Square expired as of March 31, 2003. Our distribution of Square products in North America terminated on June 30, 2003. On May 30, 2003, Square acquired our 30 percent ownership interest in the joint venture for $8 million and the investment was removed from our Consolidated Balance Sheets.
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
In May 2003, we acquired Square’s 30 percent ownership interest in EA Square KK for approximately $3 million in cash. As a result of the acquisition, EA Square KK became our wholly-owned subsidiary and was renamed Electronic Arts K.K. The acquisition was accounted for as a step acquisition purchase and the excess purchase price over fair value of the net tangible assets acquired, $1 million, was allocated to goodwill.

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill information is as follows (in millions):

	Year Ended
	March 31,

	2006	2005

Goodwill — beginning of year	$153	$92
Acquired	496	58
Effects of Foreign Currency Translation	(2)	3

Goodwill — end of year	$647	$153

We completed our annual impairment test in the fourth quarter of fiscal 2006, 2005 and 2004 with measurement dates of January 1, 2006, January 1, 2005 and January 1, 2004, respectively, and found no indicators of impairment of our recorded goodwill.
Finite-lived intangible assets, net of accumulated amortization, as of March 31, 2006 and 2005, were $232 million and $36 million, respectively, and include costs for obtaining (1) developed technologies, (2) carrier contracts and related, (3) trade names, and (4) subscribers and other intangibles. Amortization of intangibles for fiscal 2006, 2005 and 2004 was $16 million (of which $9 million was recognized in cost of goods sold), $6 million (of which $3 million was recognized in cost of goods sold) and $3 million, respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years. As of March 31, 2006 and 2005, the weighted-average remaining useful life for finite-lived intangible assets was approximately 7.2 years and 4.3 years, respectively.
Finite-lived intangibles consist of the following (in millions):

	As of March 31, 2006

	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed and Core Technology	$169	$(31)	$(9)	$—	$129
Carrier Contracts and Related	85	(2)	—	—	83
Trade Name	37	(21)	(1)	—	15
Subscribers and Other Intangibles	17	(9)	(2)	(1)	5

Total	$308	$(63)	$(12)	$(1)	$232

	As of March 31, 2005

	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed and Core Technology	$47	$(22)	$(9)	$1	$17
Trade Name	37	(18)	(1)	—	18
Subscribers and Other Intangibles	11	(7)	(2)	(1)	1

Total	$95	$(47)	$(12)	$—	$36

As of March 31, 2006, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ended March 31,
2007	$47
2008	44
2009	32
2010	29
2011	26
Thereafter	54

Total	$232

(6)	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
Restructuring and asset impairment information as of March 31, 2006 was as follows (in millions):

	Fiscal 2006 International			Fiscal 2006	Fiscal 2004, 2003 and
	Publishing Reorganization			Restructuring	2002 Restructurings

		Facilities-				Facilities-
	Workforce	related	Other	Workforce	Workforce	related	Total

Balances as of March 31, 2003	$—	$—	$—	$—	$2	$9	$11
Charges to operations	—	—	—	—	2	7	9
Charges utilized in cash	—	—	—	—	(2)	(4)	(6)

Balances as of March 31, 2004	$—	$—	$—	$—	$2	$12	$14
Charges utilized in cash	—	—	—	—	(2)	(4)	(6)
Adjustments to operations	—	—	—	—	—	2	2

Balances as of March 31, 2005	$—	$—	$—	$—	$—	$10	$10
Charges to operations	3	8	3	10	—	—	24
Charges utilized in cash	(2)	—	(1)	(7)	—	(5)	(15)
Adjustments to operations	—	—	—	—	—	2	2

Balances as of March 31, 2006	$1	$8	$2	$3	$—	$7	$21

All restructuring charges recorded subsequent to December 31, 2002, were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. We generally expense restructuring costs as they are incurred and accrue costs associated with certain facility closures at the time we exit the facility. Adjustments to our restructuring reserves are made in future periods, if necessary, based upon then-current events and circumstances.

Fiscal 2006 International Publishing Reorganization
In November 2005, we announced plans to establish an international publishing headquarters in Geneva, Switzerland. Since that time and through the six months ending September 30, 2006, we expect to continue to relocate certain current employees to our new facility in Geneva, close certain facilities in the U.K., and make other related changes in our international publishing business.
During fiscal 2006, restructuring charges were approximately $14 million of which $8 million was for the closure of certain U.K. facilities, $3 million for employee-related expenses and $3 million in other costs in connection with our international publishing reorganization. The restructuring accrual of $11 million as of March 31, 2006 is expected to be utilized by March 2017. This accrual is included in other accrued expenses presented in Note 8 of the Notes to Consolidated Financial Statements.
In fiscal 2007, we expect to incur between $15 million and $20 million of restructuring costs. Overall, including fiscal 2006, we expect to incur between $40 million and $50 million of restructuring costs, substantially all of which will result in cash expenditures by 2017. These restructuring costs will consist primarily of employee-related relocation assistance (approximately $28 million), facility exit costs (approximately $10 million), as well as other reorganization costs (approximately $8 million). While we may incur severance costs paid to terminating employees in connection with the reorganization, we do not expect these costs to be significant.

Fiscal 2006 Restructuring
During the fourth quarter of fiscal 2006, we aligned our resources with our product plan for fiscal 2007 and strategic opportunities with next-generation consoles, online and mobile platforms. As part of this alignment we recorded a total pre-tax restructuring charge of $10 million consisting entirely of one-time benefits related to headcount reductions which are included in restructuring charges in our Consolidated Statement of Operations. The restructuring accrual of $3 million is expected to be utilized during fiscal 2007. This accrual is included in other accrued expenses presented in Note 8 of the Notes to Consolidated Financial Statements.

Fiscal 2004 Studio Restructuring
During the fourth quarter of fiscal 2004, we closed the majority of our leased studio facility in Walnut Creek, California and our entire owned studio facility in Austin, Texas in order to consolidate local development efforts in Redwood City, California. We recorded total pre-tax charges of $9 million, consisting of $7 million for consolidation of facilities (net of expected future sublease income), $2 million for workforce reductions of approximately 117 personnel and less than $1 million for the write-off of non-current assets, primarily leasehold improvements. As of March 31, 2006, an aggregate of $8 million in cash had been paid out under the restructuring plans. In addition, we have made subsequent net adjustments of approximately $3 million during fiscal 2006 relating to projected future cash outlays under the fiscal 2004 restructuring plan. The remaining projected net cash outlay of $5 million is expected to be utilized by January 2009. The facilities-related accrued obligation shown above is net of $7 million of estimated future sub-lease income. The restructuring accrual is included in other accrued expenses presented in Note 8 of the Notes to Consolidated Financial Statements.

Fiscal 2003 and 2002 Restructurings
In fiscal 2003 and 2002, we entered into various restructurings based on management decisions. As of March 31, 2006, an aggregate of $19 million in cash had been paid out under the restructuring plans. In addition, we have made subsequent net adjustments of approximately $1 million during fiscal 2006 relating to projected future cash outlays under the fiscal 2003 restructuring plan. The remaining projected net cash outlay of $2 million is expected to be utilized by December 2006. The facilities-related accrued obligation shown above is net of $1 million of estimated future sub-lease income. The restructuring accrual is included in other accrued expenses presented in Note 8 of the Notes to Consolidated Financial Statements.

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
Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of goods sold generally at the greater of the contractual rate or an effective royalty rate based on expected net product sales. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed as research and development as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold generally at the greater of the contractual rate or an effective royalty rate based on expected net product sales.
Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no significant performance remains with the licensor. When significant performance remains with the licensor, we record royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of March 31, 2006 and 2005, approximately $9 million and $51 million, respectively, of minimum guaranteed royalty obligations had been recognized and are included in the royalty-related assets and accrual tables below.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. During fiscal 2006, 2005 and 2004, we recorded impairment charges of $16 million, $8 million and $2 million, respectively.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of
	March 31,

	2006	2005

Other current assets	$76	$59
Other assets	55	76

Royalty-related assets	$131	$135

At any given time, depending on the timing of our payments to our co-publishing and/or distribution affiliates, content licensors and/or independent software developers, we recognize unpaid royalty amounts due to these parties as either accounts payable or accrued liabilities. The current and long-term portions of accrued royalties, included in accrued and other current liabilities as well as other liabilities, consisted of (in millions):

	As of
	March 31,

	2006	2005

Accrued and other current liabilities	$82	$88
Other liabilities	7	33

Royalty-related liabilities	$89	$121

In addition, as of March 31, 2006, we were committed to pay approximately $1,557 million to co-publishing and/or distribution affiliates and content licensors, but significant performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Consolidated Financial Statements. See Note 9 of the Notes to Consolidated Financial Statements.

(8)	BALANCE SHEET DETAILS

(a)	Inventories
Inventories as of March 31, 2006 and 2005 consisted of (in millions):

	As of
	March 31,

	2006	2005

Raw materials and work in process	$1	$2
Finished goods (including manufacturing royalties)	60	60

Inventories	$61	$62

(b)	Property and Equipment, Net
Property and equipment, net as of March 31, 2006 and 2005 consisted of (in millions):

	As of
	March 31,

	2006	2005

Computer equipment and software	$418	$381
Buildings	127	106
Leasehold improvements	78	73
Land	57	60
Office equipment, furniture and fixtures	57	53
Warehouse equipment and other	11	12
Construction in progress	59	43

	807	728
Less accumulated depreciation	(415)	(375)

Property and equipment, net	$392	$353

Depreciation expense associated with property and equipment amounted to $79 million, $69 million and $75 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

(c)	Accrued and Other Current Liabilities
Accrued and other current liabilities as of March 31, 2006 and 2005 consisted of (in millions):

	As of March 31,

	2006	2005

Accrued income taxes	$234	$267
Other accrued expenses	216	151
Accrued compensation and benefits	122	132
Accrued royalties	82	88
Deferred revenue	52	35

Accrued and other current liabilities	$706	$673

(9)	COMMITMENTS AND CONTINGENCIES

Lease Commitments and Residual Value Guarantees
We lease certain of our current facilities and equipment under non-cancelable operating lease agreements. We are required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and will be required to pay any increases over the base year of these expenses on the remainder of our facilities.
In February 1995, we entered into a build-to-suit lease (“Phase One Lease”) with a third party for our headquarters facilities in Redwood City, California (“Phase One Facilities”). The Phase One Facilities comprise a total of approximately 350,000 square feet and provide space for sales, marketing, administration and research and development functions. In July 2001, we refinanced the Phase One Lease with Keybank National Association through July 2006. We account for the Phase One Lease arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended.
On May 26, 2006, we extended the financing under the Phase One Lease through July 2007. Upon expiration of the financing in July 2007, we may purchase the Phase One Facilities, request up to two one-year extensions of the financing (subject to bank approval), self-fund approximately 90 percent of the financing and extend the remainder through July 2009, or arrange for the sale of the Phase One Facilities to a third party.
The Phase One Lease terminates upon expiration of the financing in July 2007 unless we have extended the financing or elected to self-fund the financing as described above, in which case the term of the lease could be extended until as late as July 2009. Subject to certain terms and conditions, upon termination of the lease, we may purchase the Phase One Facilities, request an extension of the lease or arrange for the sale of the Phase One Facilities to a third party.
Pursuant to the terms of the Phase One Lease, as amended to date, we have an option to purchase the Phase One Facilities at any time for a maximum purchase price of $132 million. In the event of a sale to a third party, if the sale price is less than $132 million, we will be obligated to reimburse the difference between the actual sale price and $132 million, up to maximum of $117 million, subject to certain provisions of the Phase One Lease, as amended.
In December 2000, we entered into a second build-to-suit lease (“Phase Two Lease”) with Keybank National Association for a five and one-half year term beginning in December 2000 to expand our Redwood City, California headquarters facilities and develop adjacent property (“Phase Two Facilities”). Construction of the Phase Two Facilities was completed in June 2002. The Phase Two Facilities comprise a total of approximately 310,000 square feet and provide space for sales, marketing, administration and research and development functions. We account for the Phase Two Lease arrangement as an operating lease in accordance with SFAS No. 13, as amended.
On May 26, 2006, we extended the financing under the Phase Two Lease through July 2007. Upon the expiration of the financing in July 2007, we may purchase the Phase Two Facilities, request up to two one-year extensions of the financing (subject to bank approval), self-fund approximately 90 percent of the financing and extend the remainder through July 2009, or arrange for the sale of the Phase Two Facilities to a third party.
The Phase Two Lease terminates upon expiration of the financing in July 2007 unless we have extended the financing or elected to self-fund the financing as described above, in which case the term of the lease could be extended until as late as July 2009. Subject to certain terms and conditions, upon termination of the lease, we may purchase the Phase Two Facilities, request an extension of the lease or arrange for the sale of the Phase Two Facilities to a third party.
Pursuant to the terms of the Phase Two Lease, as amended to date, we have an option to purchase the Phase Two Facilities at any time for a maximum purchase price of $115 million. In the event of a sale to a third party, if the sale price is less than $115 million, we will be obligated to reimburse the difference between the actual sale price and $115 million, up to a maximum of $105 million, subject to certain provisions of the Phase Two Lease, as amended.
The lease rates of the Phase One and Phase Two Leases fluctuate and are based upon LIBOR plus a margin that varies from 0.50% to 1.25% based on our ratio of total consolidated debt to consolidated tangible net worth. Based on the 3-month LIBOR rate of 5.2% as of May 26, 2006, the annual rent obligation of the two leases would total approximately $14 million. Our rent obligation under the leases could increase or decrease significantly depending on changes in LIBOR.
The Phase One and Phase Two Leases require us to comply with certain financial covenants as shown below, all of which we were in compliance with as of March 31, 2006. In the event we fail to comply with the financial and other covenants contained in the leases, the lessor would have a number of remedies, including the right to keep the leases in effect and suing for periodic rent, evicting us from the facilities, or causing the facilities to be sold to a third party. In the event of a sale to a third party, we would be required to reimburse the difference between the actual sale price and $247 million, up to a total maximum of $222 million. Alternatively, in order to avoid being evicted or having the two facilities sold to a third party, we could elect to purchase the Phase One and Phase Two Facilities for a combined maximum purchase price of $247 million.
We believe that, as of March 31, 2006, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values of $117 million for the Phase One Facility and $105 million for the Phase Two Facility as of March 31, 2006.

			Actual as of
Financial Covenants	Requirement		March 31, 2006

Consolidated Net Worth (in millions)	equal to or greater than	$2,293	$3,408
Fixed Charge Coverage Ratio	equal to or greater than	3.00	8.89
Total Consolidated Debt to Capital	equal to or less than	60%	6.8%
Quick Ratio — Q1 & Q2	equal to or greater than	1.00	N/A
Q3 & Q4	equal to or greater than	1.75	5.92
In February 2006, we entered into an agreement with an independent third party to lease a studio facility in Guildford, Surrey, United Kingdom, which will commence in June 2006 and will expire in May 2016. The facility comprises a total of approximately 95,000 square feet, which we intend to use for research and development functions. Our rental obligation under this agreement is approximately $33 million over the initial ten-year term of the lease.
In June 2004, we entered into a lease agreement, amended in December 2005, with an independent third party for a studio facility in Orlando, Florida. The lease commenced in January 2005 and expires in June 2010, with one five-year option to extend the lease term. The campus facilities comprise a total of 140,000 square feet and provide space for research and development functions. Our rental obligation over the initial five-and-a-half year term of the lease is $15 million. As of March 31, 2006, our remaining rental obligation under this lease was $14 million.
In July 2003, we entered into a lease agreement with an independent third party (the “Landlord”) for a studio facility in Los Angeles, California, which commenced in October 2003 and expires in September 2013 with two five-year options to extend the lease term. Additionally, we have options to purchase the property after five and ten years based on the fair market value of the property at the date of sale, a right of first offer to purchase the property upon terms offered by the Landlord, and a right to share in the profits from a sale of the property. We have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, as amended. Existing campus facilities comprise a total of 243,000 square feet and provide space for research and development functions. Our rental obligation under this agreement is $50 million over the initial ten-year term of the lease. This commitment is offset by expected sublease income of $6 million for a sublease to an affiliate of the Landlord of 18,000 square feet of the Los Angeles facility, which commenced in October 2003 and expires in September 2013, with options of early termination by the affiliate after five years and by us after four and five years. As of March 31, 2006, our remaining rental obligation under this lease was $43 million, of which $5 million was offset by expected sublease income.
In October 2002, we entered into a lease agreement, with an independent third party for a studio facility in Vancouver, British Columbia, Canada, which commenced in May 2003 and expires in April 2013. We amended the lease in October 2003. The facility comprises a total of approximately 65,000 square feet and provides space for research and development functions. Our rental obligation under this agreement is approximately $16 million over the initial ten-year term of the lease. As of March 31, 2006, our remaining rental obligation under this lease was $12 million.

Letters of Credit
In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe, which we have amended on a number of occasions. The standby letter of credit, as amended, guarantees performance of our obligations to pay Nintendo of Europe for trade payables. As of March 31, 2006, the standby letter of credit, as amended, guaranteed our trade payable obligations to Nintendo of Europe for up to €7 million. As of March 31, 2006, €2 million was payable to Nintendo of Europe under the standby letter of credit, as amended.
In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC in replacement of our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to approximately $1 million. The standby letter of credit expires in December 2006. As of March 31, 2006, we did not have a payable balance on this standby letter of credit.

Development, Celebrity, League and Content Licenses: Payments and Commitments
The products we produce in our studios are designed and created by our employee designers, artists, software programmers and by non-employee software developers (“independent artists” or “third-party developers”). We typically advance development funds to the independent artists and third-party developers during development of our games, usually in installment payments made upon the completion of specified development milestones. Contractually, these payments are generally considered advances against subsequent royalties on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers.
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation and UEFA (professional soccer); NASCAR and ISC (stock car racing); National Basketball Association (professional basketball); PGA TOUR, Tiger Woods and Pebble Beach (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter, Batman and Superman); New Line Productions and Saul Zaentz Company (The Lord of the Rings); Marvel Enterprises (fighting); National Football League Properties, Arena Football League and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football, basketball and baseball); Simcoh (Def Jam); Viacom Consumer Products (The Godfather); Valve Corporation (Half-Life); ESPN (content in EA SPORTS™ games); Twentieth Century Fox Licensing and Merchandising (The Simpsons); Lamborghini, McLaren and Porsche (car licenses for Need for Speed); and mobile game rights with PopCap Games and The Tetris Company. These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations and commercial commitments as of March 31, 2006 (in millions):

					Commercial
	Contractual Obligations				Commitments

		Developer/		Other	Letter of Credit,
		Licensor		Purchase	Bank and
Fiscal Year Ending March 31,	Leases	Commitments(1)	Marketing	Obligations	Other Guarantees	Total

2007	$36	$155	$45	$7	$4	$247
2008	28	144	30	—	—	202
2009	24	152	31	—	—	207
2010	18	140	31	—	—	189
2011	14	275	31	—	—	320
Thereafter	30	700	186	—	—	916

Total	$150	$1,566	$354	$7	$4	$2,081

(1)	Developer/licensor commitments include $9 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Consolidated Balance Sheet as of March 31, 2006 because payment is not contingent upon performance by the developer or licensor.
Total rent expense for all operating leases was $59 million, $41 million and $27 million, for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.
The lease commitments disclosed above include contractual rental commitments of $25 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported on our Consolidated Balance Sheet as of March 31, 2006. See Note 6 of the Notes to Consolidated Financial Statements.

Litigation
On February 14, 2005, an employment-related class action lawsuit, Hasty v. Electronic Arts Inc., was filed against the company in Superior Court in San Mateo, California. The complaint alleges that we improperly classified “Engineers” in California as exempt employees and seeks injunctive relief, unspecified monetary damages, interest and attorneys’ fees. On May 16, 2006, the court granted its preliminary approval of a settlement pursuant to which we agreed to make a lump sum payment of $14.9 million, to be paid to a third-party administrator, to cover (a) all claims allegedly suffered by the class members, (b) plaintiffs’ attorneys’ fees, not to exceed 25% of the total settlement amount, (c) plaintiffs’ costs and expenses, (d) any incentive payments to the named plaintiffs that may be authorized by the court, and (e) all costs of administration of the settlement. The hearing for the court to consider its final approval of the settlement is set for September 22, 2006.
Each of the shareholder actions we have previously disclosed have been voluntarily dismissed by all plaintiffs. The federal securities class action complaint has been dismissed with prejudice, by an order dated January 26, 2006; the federal derivative action has been dismissed, by an order dated March 10, 2006; and the two state derivative actions have been dismissed, by orders dated May 4, 2006 and May 8, 2006.
In addition, we are subject to other claims and litigation arising in the ordinary course of business. We believe that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.

Director Indemnity Agreements
We have entered into indemnification agreements with the members of our Board of Directors at the time they joined the Board to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued or charged as a result of their service as members of our Board of Directors.

(10)	INCOME TAXES
Our pretax income from operations for the fiscal years ended March 31, 2006, 2005 and 2004 consisted of the following components (in millions):

	Year Ended March 31,

	2006	2005	2004

Domestic	$200	$386	$490
Foreign	189	339	307

Income before provision for income taxes and minority interest	$389	$725	$797

Income tax expense (benefit) for the fiscal years ended March 31, 2006, 2005 and 2004 consisted of (in millions):

	Current	Deferred	Total

March 31, 2006
Federal	$(30)	$17	$(13)
State	1	2	3
Foreign	32	(8)	24
Charge in association with disposition from employee stock plans	133	—	133

	$136	$11	$147

March 31, 2005
Federal	$115	$4	$119
State	4	11	15
Foreign	9	3	12
Charge in association with disposition from employee stock plans	75	—	75

	$203	$18	$221

March 31, 2004
Federal	$121	$28	$149
State	4	(15)	(11)
Foreign	18	(5)	13
Charge in association with disposition from employee stock plans	69	—	69

	$212	$8	$220

Our current income tax benefit for fiscal 2006 reflects a $73 million reduction we recorded during fiscal year following a recent U.S. Tax Court ruling regarding the proper allocation of the tax deduction for stock options between U.S. and foreign entities. Although the Tax Court ruling remains subject to appeal, as a precedent, it is relevant to our situation. Accordingly, we released a reserve of $73 million during fiscal 2006, whereby, we recorded a reduction to our income tax payable and an increase to additional paid-in capital with no impact to net income.

The differences between the statutory income tax rate and our effective tax rate, expressed as a percentage of income before provision for income taxes and minority interest, for the years ended March 31, 2006, 2005 and 2004 were as follows:

	Year Ended March 31,

	2006	2005	2004

Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.8%	1.4%	1.8%
Differences between statutory rate and foreign effective tax rate	(4.9%)	(7.3%)	(6.2%)
Research and development credits	(0.2%)	(0.5%)	(0.6%)
Resolution of tax-related matters with tax authorities	(6.1%)	—	(2.5%)
Non-deductible acquisition related costs and tax expense from integration restructurings	8.7%	0.8%	—
Change in valuation allowance	0.4%	0.5%	—
Jobs Act Repatriation, including state taxes	4.3%	—	—
Other	(0.4%)	0.6%	—

Effective tax rate	37.6%	30.5%	27.5%

Our effective income tax rate was higher than the U.S. statutory rate of 35.0 percent due to a number of factors, including the repatriation of foreign earnings in connection with the American Jobs Creation Act of 2004 (the “Jobs Act”) and additional charges resulting from certain intercompany transactions during the second and fourth quarters of fiscal 2006, non-deductible acquisition related costs from our acquisitions of JAMDAT and an additional 10 percent of DICE, which were partially offset by other items.
Undistributed earnings of our foreign subsidiaries amounted to approximately $873 million as of March 31, 2006. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.
The IRS examined our U.S. income tax returns for fiscal 1997 through 1999 and proposed certain adjustments. During the fourth quarter of fiscal 2004, we resolved certain of these matters with the IRS, which lowered our income tax expense by approximately $20 million and resulted in a 2.5 percent rate reduction. However, we have not resolved certain other issues identified by the IRS for these tax years and are planning to contest them. In addition, the IRS examined our U.S. income tax returns for fiscal years 2000 through 2003 and proposed certain adjustments. We do not agree with these adjustments and are planning to contest them. During the second quarter of fiscal 2006, we recorded various adjustments for the resolution of certain tax-related matters with foreign tax authorities that resulted in a 6.1 percent rate reduction. While the ultimate resolution of tax audits is uncertain, we expect that the aggregate tax accruals which have been provided should be adequate for the aggregate adjustments that are likely to result for these years.

The components of the net deferred tax assets as of March 31, 2006 and 2005 consisted of (in millions):

	As of
	March 31,

	2006	2005

Deferred tax assets:
Accruals, reserves and other expenses	$103	$78
Tax credit carryforwards	26	42
Amortization	—	23
Unrealized loss on marketable equity securities	3	8
Net operating loss & capital loss carryforwards	4	1

Total	136	152
Valuation allowance	(6)	(11)

Deferred tax asset net of valuation allowance	130	141

Deferred tax liabilities:
Depreciation	(40)	(26)
Amortization	(27)	—
Other	(6)	(10)

Total	(73)	(36)

Net deferred tax asset	$57	$105

As of March 31, 2006, net deferred tax assets of $86 million were classified as current assets and deferred tax liabilities of $29 million were classified as long-term liabilities. As of March 31, 2005, net deferred tax assets of $86 million and $19 million were classified as current assets and long-term assets, respectively.
Of the tax credit carryforwards as of March 31, 2006, we have research and development tax credit carryforwards of approximately $40 million for California purposes, which can be carried forward indefinitely. The state tax credit carryforwards are valued at $26 million, net of federal benefits.
In the fourth quarter of fiscal 2006, we repatriated $375 million of foreign earnings to take advantage of the favorable provisions of the Jobs Act. Under the Jobs Act, the qualifying portion of this repatriation was eligible for a temporary 85 percent dividends received deduction on certain foreign earnings. Accordingly, we recorded tax expense in fiscal 2006 of $17 million related to this repatriation.
In July 2005, the FASB issued an exposure draft of a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes” which addresses the accounting for uncertain tax positions. Including subsequent updates issued by the FASB, the proposed interpretation provides that the best estimate of the impact of a tax position would be recognized in an entity’s financial statements only if it is more likely than not that the position will be sustained on audit based solely on its technical merits. This proposed interpretation also would provide guidance on recognition and measurement, balance sheet presentation, disclosure, accrual of interest and penalties, accounting in interim periods and transition. We cannot predict what actions the FASB will take or how any such actions might ultimately affect our financial position or results of operations. In January 2006, the FASB announced that companies would not have to apply the proposed interpretation until fiscal years beginning after December 31, 2006. An exposure draft of proposed amendments to SFAS No. 109 is expected in the third quarter of calendar year 2006.

(11)	STOCKHOLDERS’ EQUITY

(a)	Preferred Stock
As of March 31, 2006 and 2005, we had 10,000,000 shares of preferred stock authorized but unissued. The rights, preferences, and restrictions of the preferred stock may be designated by the Board of Directors without further action by our stockholders.

(b)	Common Stock
On March 22, 2000, our stockholders authorized the issuance of a new series of common stock, designated as Class B common stock (“Tracking Stock”). The Tracking Stock was intended to reflect the performance of the EA.com online games business segment. As a result of the approval of the Tracking Stock proposal, our existing common stock was re-classified as Class A common stock and was intended to reflect the performance of our core console and PC business segment. With the authorization of the Class B common stock, we transferred a portion of our consolidated assets, liabilities, revenue, expenses and cash flows to EA.com Inc., a wholly-owned subsidiary of Electronic Arts.
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
At our Annual Meeting of Stockholders, held on July 29, 2004, our stockholders approved an amendment and restatement of our Certificate of Incorporation to (1) consolidate our Class A and Class B common stock into a single class of common stock by reclassifying each outstanding share of Class A common stock as one share of common stock and converting each outstanding share of Class B common stock into 0.001 share of common stock, and (2) increase the authorized common stock from 500 million total shares of Class A and Class B common stock combined to 1 billion shares of the newly consolidated single class of common stock.

(c)	Share Repurchase Program
On October 18, 2004, our Board of Directors authorized a program to repurchase up to an aggregate of $750 million of our common stock. We completed the repurchase program in September 2005. We repurchased and retired the following (in millions):

	Number of
	Shares
	Repurchased	Approximate
	and Retired	Amount

From the inception of the program through March 31, 2005	0.8	$41
Six months ended September 30, 2005	12.6	709

From the inception of the program through September 30, 2005	13.4	$750

(12)	EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

(a)	Employee Stock Purchase Plan
Since September 1991, we have offered our employees the ability to participate in an employee stock purchase plan. Pursuant to our current plan, the 2000 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10 percent of their compensation to purchase shares at 85 percent of the lower of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month purchase period.

At our Annual Meeting of Stockholders, held on July 28, 2005, our stockholders approved an amendment to the 2000 Employee Stock Purchase Plan to increase by 1.5 million the number of shares of common stock reserved for issuance under the plan.
Information related to stock issuances under this plan is as follows:

	Year Ended March 31,

	2006	2005	2004

Number of shares issued (in thousands)	625	624	867
Range of exercise prices for purchase rights	$42.31 to $47.95	$38.14 to $51.35	$22.44 to $38.14
Estimated weighted-average fair value of purchase rights	$15.42	$13.96	$9.53
The fair value above was estimated on the date of grant using the Black-Scholes option-pricing model assumptions described in Note 1(o) of the Notes to Consolidated Financial Statements. As of March 31, 2006, we had approximately 2.3 million shares of common stock reserved for future issuance under the 2000 Employee Stock Purchase Plan.

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
We also have options outstanding that were granted under (1) the Criterion Software Limited Approved Share Option Scheme (the “Criterion Plan”), which we assumed in connection with our acquisition of Criterion, and (2) the JAMDAT Mobile Inc. Amended and Restated 2000 Stock Incentive Plan and the JAMDAT Mobile Inc. 2004 Equity Incentive Plan (collectively, the “JAMDAT Plans”), which we assumed in connection with our acquisition of JAMDAT. See Note 4 of the Notes to Consolidated Financial Statements.
Options granted under the Equity Plan generally expire ten years from the date of grant and are generally exercisable as to 24 percent of the shares after 12 months, and then the remainder ratably over 38 months. All options granted under the Criterion Plan were exercisable as of March 31, 2005, and expire in January 2012. Certain assumed options granted under the JAMDAT Plans have acceleration rights upon the occurrence of various triggering events. Otherwise, the terms of the JAMDAT Plans are similar to our Equity Plan.
In connection with the consolidation of our Class A and Class B common stock into a single class of common stock described above, each outstanding option to purchase one share of Class B common stock was converted into an option to purchase 0.001 shares of common stock.

The following summarizes the activity under our common stock option plans during the fiscal years ended March 31, 2006, 2005 and 2004:
(In thousands, except weighted-average exercise price)

	Options Outstanding

		Weighted-
		Average
	Number of	Exercise
	Shares	Price

Balance as of March 31, 2003	47,959	$22.19
Granted	9,182	45.38
Canceled	(1,363)	28.71
Exercised	(12,224)	17.10

Balance as of March 31, 2004	43,554	28.31
(18,477 shares were exercisable at a weighted-average price of $20.26)
Granted and Assumed(1)	9,091	58.89
Canceled	(2,422)	35.18
Exercised	(9,271)	23.26

Balance as of March 31, 2005	40,952	35.82
(19,100 shares were exercisable at a weighted-average price of $24.58)
Granted and Assumed(2)	9,455	52.44
Canceled	(2,976)	50.11
Exercised	(6,549)	27.11

Balance as of March 31, 2006	40,882	$40.02

(22,478 shares were exercisable at a weighted-average price of $29.88)
Options available for grant as of March 31, 2006	17,449

(1)	We assumed options to purchase approximately 128,000 shares of our common stock as part of our acquisition of Criterion.

(2)	We assumed options to purchase approximately 1,878,000 shares of our common stock as part of our acquisition of JAMDAT.
The following summarizes the activity under our Class B stock option plan during the fiscal years ended March 31, 2005 and 2004:
(In thousands, except weighted-average exercise price)

	Options Outstanding

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Balance as of March 31, 2003	2,122	10.30
(1,470,855 shares were exercisable at a weighted-average price of $10.03)
Canceled	(2,087)	10.38

Balance as of March 31, 2004	35	9.11
Canceled	(35)	9.11

Balance as of March 31, 2005 and March 31, 2006	—	$—

Options available for grant as of March 31, 2006	—

Additional information regarding outstanding options to purchase our common stock as of March 31, 2006 is as follows:
(In thousands, except exercise price and remaining contractual life)

	Options Outstanding				Options Exercisable

		Weighted-
		Average	Weighted-			Weighted-
Range of.		Remaining	Average			Average
Exercise	Number	Contractual	Exercise	Potential	Number	Exercise	Potential
Prices	of Shares	Life	Price	Dilution	of Shares	Price	Dilution

$0.53-$14.94	4,287	2.40	$11.09	1.4%	4,262	$11.15	1.4%
14.95-24.66	4,188	4.93	22.88	1.4%	4,178	22.88	1.4%
24.67-30.05	4,689	5.72	27.82	1.5%	4,329	27.82	1.4%
30.06-31.32	4,950	6.44	31.18	1.6%	3,654	31.23	1.2%
31.33-47.45	4,221	7.27	40.47	1.4%	2,371	39.82	0.8%
47.46-52.03	7,067	8.66	50.28	2.3%	2,141	49.06	0.7%
52.04-54.41	2,789	9.50	53.04	0.9%	268	52.65	0.1%
54.42-65.93	8,691	9.10	61.43	2.8%	1,275	62.70	0.4%

$0.53-$65.93	40,882	7.02	$40.02	13.4%	22,478	$29.88	7.4%

Potential dilution is computed by dividing the options in the related range of exercise prices by the shares of common stock issued and outstanding as of March 31, 2006 (305 million shares). The weighted-average estimated fair value of stock options granted during fiscal years 2006, 2005 and 2004 was $15.19, $17.70 and $16.22, respectively. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model assumptions described in Note 1(o) of the Notes to Consolidated Financial Statements.
Our outstanding options have vested or will vest approximately in the following fiscal years (in thousands):

	2006 and
	Prior	2007	2008	2009	2010	Total

Number of options	22,478	7,859	4,499	3,788	2,258	40,882

(c) Restricted Stock Units
For the first time in fiscal 2006, we granted restricted stock units (“RSUs”) under our Equity Plan to employees worldwide. An RSU grant is a right to receive a share of common stock at the end of a specified period of time, which is subject to forfeiture and transfer restrictions. Vesting for RSUs is based on continued employment of the holder. Upon vesting, the equivalent number of common shares are typically issued net of tax withholdings. If the vesting conditions are not met, unvested RSUs will be forfeited. Generally, our RSU grants vest according to one of the following vesting schedules:

•	100 percent after one year;

•	Three year vesting with 25 percent cliff vesting at the end of each of the first and second years, and 50 percent cliff vesting at the end of the third year; or

•	Four year vesting with 25 percent cliff vesting at the end of each year.

The following summarizes our RSU activity during the fiscal year ended March 31, 2006:
(In thousands, except weighted-average grant date fair value)

	Restricted Stock Units

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value

Balance as of March 31, 2005	—
Granted and Assumed(1)	664	$52.21
Canceled	(9)
Vested	—

Balance as of March 31, 2006	655

(1)	We assumed approximately 10,000 restricted stock units as part of our acquisition of JAMDAT.
The weighted average grant date fair value of restricted stock units is based on the quoted fair value of our common stock on the date of grant.
In fiscal 2006, we recognized $2 million of pretax compensation expense and additional paid-in-capital related to our RSU grants using the accelerated vesting attribution method.

(d)	401(k) Plan and Registered Retirement Savings Plan
We have a 401(k) plan covering substantially all of our U.S. employees, and a Registered Retirement Savings Plan covering substantially all of our Canadian employees. These plans permit us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed $3 million, $4 million and $5 million to these plans in fiscal 2006, 2005 and 2004, respectively.

(13)	COMPREHENSIVE INCOME
SFAS No. 130, “Reporting Comprehensive Income”, requires classifying items of other comprehensive income (loss) by their nature in a financial statement and displaying the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. Accumulated other comprehensive income primarily includes foreign currency translation adjustments, and the net-of-tax amounts for unrealized gains (losses) on investments and unrealized gains (losses) on derivatives designated as cash flow hedges. Foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

The change in the components of accumulated other comprehensive income is summarized as follows (in millions):

		Unrealized
	Foreign	Gains	Accumulated
	Currency	(Losses) on	Other
	Translation	Investments,	Comprehensive
	Adjustment	Net	Income

Balances as of March 31, 2003	$1	$1	$2
Other comprehensive income (loss)	19	(1)	18

Balances as of March 31, 2004	20	—	20
Other comprehensive income	10	26	36

Balances as of March 31, 2005	30	26	56
Other comprehensive income (loss)	(10)	37	27

Balances as of March 31, 2006	$20	$63	$83

The change in unrealized gains (losses) on investments are shown net of taxes of $1 million in fiscal year 2005. The change in unrealized gains (losses) on investments, net of taxes, for fiscal 2004 was not material.
During fiscal 2006, we realized all gains and losses outstanding from our derivative instruments. As of March 31, 2006, we did not have any derivative instruments outstanding. In fiscal 2005 and 2004, activity related to derivatives was not material. See Note 3 of the Notes to Consolidated Financial Statements.

(14)	INTEREST AND OTHER INCOME, NET
Interest and other income, net, for the years ended March 31, 2006, 2005 and 2004 consisted of (in millions):

	Year Ended March 31,

	2006	2005	2004

Interest income, net	$75	$45	$29
Net gain (loss) on foreign currency assets and liabilities	(1)	25	44
Net loss on foreign currency forward contracts	(3)	(23)	(50)
Ineffective portion of hedging	—	(1)	(2)
Other income (expense), net	(7)	10	—

Interest and other income, net	$64	$56	$21

(15)	NET INCOME PER SHARE
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

	Year Ended March 31,

(In millions, except per share amounts)	2006	2005	2004

Net income	$236	$504	$577

Shares used to compute net income per share:
Weighted-average common stock outstanding — basic	304	305	295
Dilutive potential common shares	10	13	13

Weighted-average common stock outstanding — diluted	314	318	308

Net income per share:
Basic	$0.78	$1.65	$1.95
Diluted	$0.75	$1.59	$1.87
Options to purchase 7 million, 1 million and 3 million shares of common stock were excluded from the above computation of weighted-average common stock for Diluted EPS for the fiscal years ended March 31, 2006, 2005 and 2004, respectively, as the options’ exercise price was greater than the average market price of the common stock. For fiscal 2006, 2005 and 2004, the weighted-average exercise price of these options was $63.34, $63.63 and $47.19 per share, respectively.

(16)	RELATED PARTY TRANSACTIONS
On June 24, 2002, we hired Warren Jenson as our Chief Financial and Administrative Officer and agreed to loan him $4 million to be forgiven over four years based on his continuing employment. The loan does not bear interest. On June 24, 2004, pursuant to the terms of the loan agreement, we forgave $2 million of the loan and provided Mr. Jenson approximately $1.6 million to offset the tax implications of the forgiveness. As of March 31, 2006, the remaining outstanding loan balance was $2 million, which will be forgiven on June 24, 2006, provided that Mr. Jenson has not voluntarily resigned his employment with us or been terminated for cause prior to that time. No additional funds will be provided to offset the tax implications of the forgiveness of the remaining $2 million.

(17)	SEGMENT INFORMATION
Our reporting segments are based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our chief operating decision maker, to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.
We manage our business primarily based on geographical performance. Accordingly, our combined global publishing organizations represent our reportable segment, our Publishing segment, due to their similar economic characteristics, products and distribution methods. Publishing refers to the manufacturing, marketing, advertising and distribution of products developed or co-developed by us, or distribution of certain third-party publishers’ products through our co-publishing and distribution program.

The following table summarizes the financial performance of our Publishing segment and a reconciliation of our Publishing segment’s profit to our consolidated operating income (in millions):

	Year Ended March 31,

	2006	2005	2004

Publishing segment:
Net revenue	$2,927	$3,125	$2,958
Depreciation and amortization	(19)	(25)	(23)
Other expenses	(1,690)	(1,613)	(1,515)

Publishing segment profit	1,218	1,487	1,420

Reconciliation to consolidated operating income:
Other:
Net revenue	24	4	(1)
Depreciation and amortization	(76)	(50)	(55)
Other expenses	(841)	(772)	(588)

Consolidated operating income	$325	$669	$776

Publishing segment profit differs from consolidated operating income primarily due to the exclusion of substantially all of our research and development expense as well as certain corporate functional costs that are not allocated to the publishing organizations.
Information about our total net revenue by product line for the fiscal years ended March 31, 2006, 2005 and 2004 is presented below (in millions):

	Year Ended March 31,

	2006	2005	2004

Consoles
PlayStation 2	$1,127	$1,330	$1,315
Xbox	400	516	384
Xbox 360	140	—	—
Nintendo GameCube	135	212	200
Other consoles	1	10	30

Total Consoles	1,803	2,068	1,929
PC	418	531	470
Mobility
PSP	252	18	—
Nintendo DS	67	23	—
Game Boy Advance and Game Boy Color	55	77	78
Cellular Handsets	19	—	—

Total Mobility	393	118	78
Co-publishing and Distribution	213	283	398
Internet Services, Licensing and Other
Subscription Services	61	55	49
Licensing, Advertising and Other	63	74	33

Total Internet Services, Licensing and Other	124	129	82

Total Net Revenue	$2,951	$3,129	$2,957

Information about our operations in North America, Europe and Asia for the fiscal years ended March 31, 2006, 2005 and 2004 is presented below (in millions):

	North
	America	Europe	Asia	Total

Year ended March 31, 2006
Net revenue from unaffiliated customers	$1,584	$1,174	$193	$2,951
Long-lived assets	1,061	203	7	1,271

Year ended March 31, 2005
Net revenue from unaffiliated customers	$1,665	$1,284	$180	$3,129
Long-lived assets	314	218	10	542

Year ended March 31, 2004
Net revenue from unaffiliated customers	$1,610	$1,180	$167	$2,957
Long-lived assets	259	143	6	408
Our direct sales to Wal-Mart Stores, Inc. represented approximately 13 percent of total net revenue in both fiscal 2006 and 2004 and approximately 14 percent of total net revenue in fiscal 2005.

(18)	QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

	Quarter Ended
									Year
	June 30		Sept. 30		Dec. 31		March 31		Ended
(In millions, except per share data)
Fiscal 2006 Consolidated
Net revenue	$365		$675		$1,270		$641		$2,951
Gross profit	214		391		768		397		1,770
Operating income (loss)	(96)		49		347		25		325
Net income (loss)	(58	) (a)	51	(b)	259	(c)	(16	)(d)	236
Common Stock
Net income (loss) per share — basic	$(0.19)		$0.17		$0.86		$(0.05)		$0.78
Net income (loss) per share — diluted	$(0.19)		$0.16		$0.83		$(0.05)		$0.75
Common stock price per share
High	$59.83		$63.12		$61.97		$58.59		$63.12
Low	$47.45		$55.22		$51.04		$50.14		$47.45
Fiscal 2005 Consolidated
Net revenue	$432		$716		$1,428		$553		$3,129
Gross profit	255		432		925		320		1,932
Operating income	25		125		519		—		669
Net income	24		97		375	(e)	8	(f)	504
Common Stock
Net income per share — basic	$0.08		$0.32		$1.23		$0.02		$1.65
Net income per share — diluted	$0.08		$0.31		$1.18		$0.02		$1.59
Common stock price per share
High	$55.91		$55.01		$62.86		$71.16		$71.16
Low	$47.42		$45.52		$43.38		$54.52		$43.38

(a)	Net income includes acquired in-process technology of $1 million, pre-tax.

(b)	Net income includes certain litigation expense of $1 million, pre-tax, and net tax credits of $9 million.

(c)	Net income includes restructuring charges of $9 million, pre-tax.

(d)	Net income includes acquired in-process technology of $7 million, restructuring charges of $17 million, a litigation expense credit of $1 million, all pre-tax, and net tax expense of $34 million.

(e)	Net income includes acquired in-process technology of $9 million, pre-tax, and non-deductible acquisition related costs from our acquisition of Criterion of $3 million.

(f)	Net income includes acquired in-process technology of $4 million, restructuring charges of $1 million, certain litigation expenses of $21 million and a bonus reversal of $26 million, all pre-tax.

Our common stock is traded on the NASDAQ National Market under the symbol ERTS. The prices for the common stock in the table above represent the high and low sales prices as reported on the NASDAQ National Market.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Electronic Arts Inc.:
We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries as of April 1, 2006 and March 26, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 1, 2006. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts Inc. and subsidiaries as of April 1, 2006 and March 26, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended April 1, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Electronic Arts Inc.’s internal control over financial reporting as of April 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 9, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Mountain View, California
June 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Electronic Arts Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Electronic Arts Inc. maintained effective internal control over financial reporting as of April 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Electronic Arts Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Electronic Arts Inc. maintained effective internal control over financial reporting as of April 1, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Electronic Arts Inc. maintained, in all material respects, effective internal control over financial reporting as of April 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management excluded from their evaluation of their internal control over financial reporting the internal control over financial reporting of JAMDAT Mobile Inc. (“JAMDAT”), which the Company acquired on February 15, 2006. As of April 1, 2006, total assets, excluding goodwill and acquired intangible assets, subject to JAMDAT’s internal control over financial reporting represented 1% of the Company’s consolidated total assets. For the period from February 15, 2006 through April 1, 2006, total net revenue subject to JAMDAT’s internal control over financial reporting represented less than 1% of the Company’s consolidated net revenue. Our audit of internal control over financial reporting of Electronic Arts Inc. also excluded an evaluation of the internal control over financial reporting of JAMDAT.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electronic Arts Inc. and subsidiaries as of April 1, 2006 and March 26, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 1, 2006, and our report dated June 9, 2006 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Mountain View, California
June 9, 2006

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
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and our Chief Financial and Administrative Officer, after evaluating the effectiveness of our disclosure controls and procedures, believe that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding the required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
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
Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recently completed fiscal year. We have excluded from our evaluation of our internal control over financial reporting the internal control over financial reporting of JAMDAT Mobile Inc. (“JAMDAT”), which we acquired on February 15, 2006. As of March 31, 2006, total assets, excluding goodwill and acquired intangible assets, subject to JAMDAT’s internal control over financial reporting represented

1 percent of our consolidated total assets. For the period from February 15, 2006 through March 31, 2006, total net revenue subject to JAMDAT’s internal control over financial reporting represented less than 1 percent of our consolidated net revenue. In making its assessment, management used the criteria set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of the end of our most recently completed fiscal year, our internal control over financial reporting was effective.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting. That report appears on page 107.
Changes in Internal Controls
In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. During fiscal 2006, there were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures.

Item 9B:	Other Information
None.

PART III

Item 10:	Directors and Executive Officers of the Registrant
The information regarding directors who are nominated for election required by Item 10 is incorporated herein by reference to the information to be included in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders (the “Proxy Statement”) under the caption “Proposal No. 1 — Election of Directors”. The information regarding executive officers required by Item 10 is included in Item 1 of this report. The information regarding Section 16 compliance is incorporated herein by reference to the information to be included in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.
The information required by Item 10 regarding our Global Code of Conduct (which includes code of ethics provisions applicable to our directors, principal executive officer, principal financial officer, principal accounting officer, and other senior financial officers) appears in Item 1 of this Form 10-K under the caption “Investor Information”.

Item 11:	Executive Compensation
The information required by Item 11 is incorporated herein by reference to the information to be included in the Proxy Statement under the caption “Compensation of Executive Officers” specifically excluding the “Compensation Committee Report on Executive Compensation”.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to the information to be included in the Proxy Statement under the captions “Principal Stockholders” and “Equity Compensation Plan Information”.

Item 13:	Certain Relationships and Related Transactions
The information required by Item 13 is incorporated herein by reference to the information to be included in the Proxy Statement under the caption “Certain Transactions”.

Item 14:	Principal Accounting Fees and Services
The information required by Item 14 is incorporated herein by reference to the information to be included in the Proxy Statement under the caption “Fees of Independent Auditors”.
PART IV

Item 15:	Exhibits, Financial Statement Schedule

(a)	Documents filed as part of this report
1. Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 66 of this report.
2. Financial Statement Schedule: See Schedule II on Page 118 of this report.

3. Exhibits: The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of, or incorporated by reference into, this report:

Number	Exhibit Title

2.01	Agreement and Plan of Merger by and among Electronic Arts Inc., EArts (Delaware), Inc. and JAMDAT Mobile Inc. dated December 8, 2005.(***)(1)
3.01	Amended and Restated Certificate of Incorporation of Electronic Arts Inc.(2)
3.02	Amended and Restated Bylaws.(3)
4.01	Specimen Certificate of Registrant’s Common Stock.(4)
10.01	Registrant’s Directors Stock Option Plan and related documents.(*)(5)
10.02	Registrant’s 1991 Stock Option Plan and related documents as amended.(*)(6)
10.03	Registrant’s 1998 Directors’ Stock Option Plan and related documents, as amended.(*)(6)
10.04	Registrant’s 2000 Equity Incentive Plan as amended, and related documents.(*)(7)
10.05	Registrant’s 2000 Employee Stock Purchase Plan as amended, and related documents.(*)(7)
10.06	Form of Indemnity Agreement with Directors.(*)(8)
10.07	Electronic Arts Discretionary Bonus Program Plan Document (*)(9)
10.08	Electronic Arts Deferred Compensation Plan.(*)(3)
10.09	Electronic Arts Executive Long-Term Disability Plan.(*)(10)
10.10	Agreement for Lease between Flatirons Funding, LP and Electronic Arts Redwood, Inc. dated February 14, 1995.(11)
10.11	Guarantee from Electronic Arts Inc. to Flatirons Funding, LP dated February 14, 1995.(11)
10.12	Amended and Restated Guaranty from Electronic Arts Inc. to Flatirons Funding, LP dated March 7, 1997.(12)
10.13	Amended and Restated Agreement for Lease between Flatirons Funding, LP and Electronic Arts Redwood Inc. dated March 7,1997.(12)
10.14	Amendment No. 1 to Lease Agreement between Electronic Arts Redwood Inc. and Flatirons Funding, LP dated March 7, 1997.(12)
10.15	Lease Agreement by and between Registrant and Louisville Commerce Realty Corporation, dated April 1, 1999.(13)
10.16	Option agreement, agreement of purchase and sale, and escrow instructions for Zones 2 and 4, Electronic Arts Business Park, Redwood Shores California, dated April 5, 1999.(13)
10.17	Licensed Publisher Agreement by and between EA and Sony Computer Entertainment America Inc. dated as of April 1, 2000.(**)(14)
10.18	Master Lease and Deed of Trust by and between Registrant and Selco Service Corporation, dated December 6, 2000.(15)
10.19	Guaranty, dated as of December 6, 2000, by Electronic Arts Inc. in favor of Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks, and Keybank National Association.(16)
10.20	Participation Agreement among Electronic Arts Redwood, Inc., Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks and Keybank National Association, dated December 6, 2000.(17)
10.21	Amendment No. 1 to Amended and Restated Credit Agreement by and among Flatirons Funding LP and The Dai-Ichi Kangyo Bank, Limited, New York Branch, dated February 21, 2001.(18)
10.22	Amendment No. 2 to Lease Agreement by and between Electronic Arts Redwood, Inc. and Flatirons Funding, LP dated July 16, 2001.(19)
10.23	Participation Agreement among Electronic Arts Redwood, Inc., Electronic Arts Inc., Flatirons Funding, LP, Selco Service Corporation and Selco Redwood, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks and Tranche B Banks and Keybank National Association dated July 16, 2001.(19)

Number	Exhibit Title

10.24	Guaranty, dated as of July 16, 2001, by Electronic Arts Inc. in favor of Flatirons Funding, Limited Partnership, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks and Tranche B Banks, and KeyBank National Association.(16)
10.25	First Amendment to Participation Agreement, dated as of May 13, 2002, by and among Electronic Arts Redwood, Inc., Electronic Arts Inc., Flatirons Funding, Limited Partnership, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks, KeyBank National Association, and The Bank of Nova Scotia.(16)
10.26	Offer Letter for Employment at Electronic Arts Inc. to Warren Jenson, dated June 21, 2002.(*)(20)
10.27	Full Recourse Promissory Note between Electronic Arts Inc. and Warren Jenson, dated July 19, 2002.(20)
10.28	Full Recourse Promissory Note between Electronic Arts Inc. and Warren Jenson, dated July 19, 2002.(20)
10.29	Lease Agreement by and between Registrant and Ontrea, Inc. dated October 7, 2002.(21)
10.30	Lease Agreement by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.(22)
10.31	Agreement Re: Right of First Offer to Purchase and Option to Purchase by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.(22)
10.32	Profit Participation Agreement by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.(22)
10.33	Sublease Agreement by and between Electronic Arts Inc. and Playa Capital Company, LLC, dated July 31, 2003.(22)
10.34	Amending Agreement among Ontrea Inc. (the “Landlord”), Electronic Arts (Canada), Inc. (the “Tenant”), and Electronic Arts Inc. (the “Indemnifier”), dated October 30, 2003.(23)
10.35	First Amendment of Lease by and between Louisville Commerce Realty Corporation and Electronic Arts Inc., dated February 23, 2004.(8)
10.36	First Amendment to lease agreement by and between Playa Vista — Water’s Edge, LLC and Electronic Arts Inc., entered into April 19, 2004.(3)
10.37	Lease agreement between ASP WT, L.L.C. (‘Landlord”) and Tiburon Entertainment, Inc. (“Tenant”) for space at Summit Park I, dated June 15, 2004.(3)
10.38	Omnibus Amendment Agreement (2001 transaction), dated as of September 15, 2004, Electronic Arts Redwood, LLC, Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank Of Tokyo-Mitsubishi, Ltd., various Liquidity Banks, and KeyBank National Association.(16)
10.39	Omnibus Amendment Agreement (2000 transaction), dated as of September 15, 2004, by and among Electronic Arts Redwood, LLC, Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank Of Tokyo-Mitsubishi, Ltd., various Liquidity Banks, and KeyBank National Association.(16)
10.40	Omnibus Amendment (2000 transaction), dated as of July 11, 2005, among Electronic Arts Redwood, LLC, Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, various Liquidity Banks, Deutsche Bank Trust Company Americas, and KeyBank National Association.(16)
10.41	Omnibus Amendment (2001 transaction), dated as of July 11, 2005, among Electronic Arts Redwood, LLC, Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, various Liquidity Banks, Deutsche Bank Trust Company Americas, The Bank of Nova Scotia, and KeyBank National Association.(16)
10.42	First amendment to lease, dated December 13, 2005, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts — Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.(24)

Number	Exhibit Title

10.43	Agreement for Underlease relating to Onslow House, Guildford, Surrey, dated 7 February 2006, by and between The Standard Life Assurance Company and Electronic Arts Limited and Electronic Arts Inc.(24)
10.44	Offer Letter for Employment at Electronic Arts Inc. to Gabrielle Toledano, dated February 6, 2006.(*)
10.45	Second Omnibus Amendment (2001 Transaction), dated as of May 26, 2006, among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, The Bank of Nova Scotia, as Documentation Agent and Keybank National Association, as Agent.(25)
10.46	Second Omnibus Amendment (2000 Transaction), dated as of May 26, 2006, among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, and KeyBank National Association, as Agent. (25)
21.01	Subsidiaries of the Registrant.
23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Additional exhibits furnished with this report:
32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.

***	Certain schedules have been omitted and the Company agrees to furnish to the Commission supplementally a copy of any omitted schedules upon request.

(1)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K/ A, filed December 12, 2005.

(2)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(3)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(4)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-4, filed March 3, 1994 (File No. 33-75892).

(5)	Incorporated by reference to exhibits filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-8, filed November 6, 1991 (File No. 33-32616).

(6)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8, filed July 30, 1999 (File No. 333-84215).

(7)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8, filed August 3, 2005 (File No. 333-127156).

(8)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2004.

(9)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(10)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

(11)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 1995.

(12)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 1997.

(13)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 1999.

(14)	Incorporated by reference to exhibits filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-3, filed November 21, 2003 (File No. 333-102797).

(15)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

(16)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(17)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(18)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2001.

(19)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002.

(20)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(21)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2003.

(22)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(23)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(24)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

(25)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed June 1, 2006.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.

By:	/s/ Lawrence F. Probst III

Lawrence F. Probst III,
Chairman of the Board and
Chief Executive Officer

Date: June 9, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 9th of June 2006.

Name	Title

/s/ Lawrence F. Probst III Lawrence F. Probst III	Chairman of the Board and Chief Executive Officer

/s/ Warren C. Jenson Warren C. Jenson	Executive Vice President, Chief Financial and Administrative Officer

/s/ Kenneth A. Barker Kenneth A. Barker	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Directors:

/s/ M. Richard Asher M. Richard Asher	Director

/s/ Leonard S. Coleman Leonard S. Coleman	Director

/s/ Gary M. Kusin Gary M. Kusin	Director

/s/ Gregory B. Maffei Gregory B. Maffei	Director

/s/ Timothy Mott Timothy Mott	Director

/s/ Vivek Paul Vivek Paul	Director

/s/ Robert W. Pittman Robert W. Pittman	Director

/s/ Linda J. Srere Linda J. Srere	Director

ELECTRONIC ARTS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2006, 2005 and 2004
(In millions)

			Charged
	Balance at	Charged to	(credited)		Balance at
Allowance for Doubtful Accounts,	Beginning	Costs and	to Other		End of
Price Protection and Returns	of Period	Expenses	Accounts(1)	Deductions	Period

Year Ended March 31, 2006	$162	$483	$(6)	$407	$232

Year Ended March 31, 2005	$155	$471	$7	$471	$162

Year Ended March 31, 2004	$165	$299	$14	$323	$155

(1)	Primarily the translation effect of using the average exchange rate for expense items and the year-ended exchange rate for the balance sheet item (allowance account) and other reclassification adjustments.

ELECTRONIC ARTS INC.
2006 FORM 10-K ANNUAL REPORT
EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.44	Offer Letter for Employment at Electronic Arts Inc. to Gabrielle Toledano, dated February 6, 2006.
21.01	Subsidiaries of the Registrant.
23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ADDITIONAL EXHIBITS ACCOMPANYING THIS REPORT:
32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.