Form 10-Q
period 2006-06-30
ELECTRONIC ARTS INC
filed 2006-08-08
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____to____
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

		Outstanding as of
	Par Value	August 7, 2006

Common Stock	$0.01	306,665,024

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	June 30,	March 31,
(In millions, except par value data)	2006	2006 (a)

ASSETS

Current assets:
Cash and cash equivalents	$1,248	$1,242
Short-term investments	983	1,030
Marketable equity securities	166	160
Receivables, net of allowances of $184 and $232, respectively	41	199
Inventories	59	61
Deferred income taxes, net	86	86
Other current assets	231	234

Total current assets	2,814	3,012

Property and equipment, net	418	392
Investments in affiliates	11	11
Goodwill	646	647
Other intangibles, net	220	232
Other assets	84	92

TOTAL ASSETS	$4,193	$4,386

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$114	$163
Accrued and other current liabilities	561	706

Total current liabilities	675	869

Deferred income taxes	18	29
Other liabilities	58	68

Total liabilities	751	966

Commitments and contingencies (See Note 9)

Minority interest	13	12

Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 306 and 305 shares issued and outstanding, respectively	3	3
Paid-in capital	1,159	1,081
Retained earnings	2,160	2,241
Accumulated other comprehensive income	107	83

Total stockholders’ equity	3,429	3,408

TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$4,193	$4,386

See accompanying Notes to Condensed Consolidated Financial Statements.

(a)	Derived from audited financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(Unaudited)	June 30,
(In millions, except per share data)	2006	2005

Net revenue	$413	$365
Cost of goods sold	168	151

Gross profit	245	214

Operating expenses:
Marketing and sales	77	75
General and administrative	59	51
Research and development	216	183
Amortization of intangibles	6	1
Restructuring charges	6	—

Total operating expenses	364	310

Operating loss	(119)	(96)
Interest and other income, net	21	17

Loss before benefit from income taxes and minority interest	(98)	(79)
Benefit from income taxes	(17)	(23)

Loss before minority interest	(81)	(56)
Minority interest	—	(2)

Net loss	$(81)	$(58)

Net loss per share:
Basic and Diluted	$(0.26)	$(0.19)
Number of shares used in computation:
Basic and Diluted	306	308
See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(Unaudited)	June 30,
(In millions)	2006	2005

OPERATING ACTIVITIES
Net loss	$(81)	$(58)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35	23
Stock-based compensation	37	—
Minority interest	—	2
Realized net losses on investments and sale of property and equipment	—	1
Tax benefit from exercise of stock options	—	5
Change in assets and liabilities:
Receivables, net	159	142
Inventories	3	1
Other assets	12	(12)
Accounts payable	(50)	(25)
Accrued and other liabilities	(153)	(110)

Net cash used in operating activities	(38)	(31)

INVESTING ACTIVITIES
Capital expenditures	(38)	(33)
Proceeds from sale of marketable equity securities	—	4
Purchase of short-term investments	(149)	(138)
Proceeds from maturities and sales of short-term investments	196	134
Acquisition of subsidiary, net of cash acquired	—	(3)
Other investing activities	2	(1)

Net cash provided by (used in) investing activities	11	(37)

FINANCING ACTIVITIES
Proceeds from sales of common stock through employee stock plans and other plans	37	19
Excess tax benefit from stock-based compensation	4	—
Repayment of note assumed in connection with acquisition	(14)	—
Repurchase and retirement of common stock	—	(337)

Net cash provided by (used in) financing activities	27	(318)

Effect of foreign exchange on cash and cash equivalents	6	(10)

Increase (decrease) in cash and cash equivalents	6	(396)
Beginning cash and cash equivalents	1,242	1,270

Ending cash and cash equivalents	1,248	874
Short-term investments	983	1,699

Ending cash, cash equivalents and short-term investments	$2,231	$2,573

Supplemental cash flow information:
Cash paid during the period for income taxes	$27	$5

Non-cash investing activities:
Change in unrealized gain (loss) on investments, net	$6	$47

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
We develop, market, publish and distribute interactive software games that are playable by consumers on home video game consoles (such as the Sony PlayStation® 2, Microsoft Xbox 360TM and Xbox®, and Nintendo GameCubeTM), personal computers, mobile platforms (including cellular handsets and handheld game players such as the PlayStation® Portable “PSPTM” and the Nintendo DSTM) and online, over the Internet and other proprietary online networks. Some of our games are based on content that we license from others (e.g., Madden NFL Football, The Godfather and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The SimsTM, Need for SpeedTM and BLACKTM). Our goal is to publish titles with mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Lord of the Rings and Harry Potter).
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, as filed with the Securities and Exchange Commission (“SEC”) on June 12, 2006.
(2) FISCAL YEAR AND FISCAL QUARTER
Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. As a result, fiscal 2006 contained 53 weeks with the first quarter containing 14 weeks. Our results of operations for the fiscal years March 31, 2007 and 2006 contain the following number of weeks:

Fiscal Years Ended	Number of Weeks	Fiscal Period End Date
March 31, 2007	52 weeks	March 31, 2007
March 31, 2006	53 weeks	April 1, 2006
Our results of operations for the fiscal quarters ended June 30, 2006 and 2005 contain the following number of weeks:

Fiscal Quarters Ended	Number of Weeks	Fiscal Period End Date
June 30, 2006	13 weeks	July 1, 2006
June 30, 2005	14 weeks	July 2, 2005
For simplicity of presentation, all fiscal periods are treated as ending on a calendar month end.
(3) STOCK-BASED COMPENSATION
     Adoption of SFAS No. 123R
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations for public companies. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended, supersedes Accounting Principles Board No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”.
We adopted SFAS No. 123R as of April 1, 2006 and have applied the provisions of SAB No. 107 to our adoption of SFAS No. 123R. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We elected to use the modified prospective transition method of adoption which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. Accordingly, prior periods are not restated for the effect of SFAS No. 123R.
Prior to April 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 and adopted the disclosure-only provisions of SFAS No. 123, as amended. Also, as required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, we provided pro forma net income and net income per common share disclosures for stock-based awards as if the fair-value-based method defined in SFAS No. 123 had been applied.
Valuation and Expense Recognition. Upon adoption of SFAS No. 123R, we began to recognize compensation costs for stock-based payment transactions to employees based on their grant-date fair value over the service period for which such awards are expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our employee stock purchase plan is determined using the Black-Scholes valuation model, which was the same model previously used for the pro forma information required under SFAS No. 123. The determination of fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The Black-Scholes valuation model requires us to estimate the following key assumptions:
•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•	Expected volatility. We use our historical stock price volatility, and consider the implied volatility computed based on the price of short-term options publicly traded on our common stock for our expected volatility assumption.

•	Expected term of stock options. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

•	Expected dividends.
The assumptions used in the Black-Scholes valuation model to value our option grants and employee stock purchase plan were as follows:

	Three Months Ended June 30, 2006
	Stock Option	Employee Stock
	Grants	Purchase Plan
Risk-free interest rate	5.1%	3.6%
Expected volatility	48%	30 - 35%
Expected term	5.7 years	6 - 12 months
Expected dividends	None	None
Prior to our adoption of SFAS No. 123R, we valued our stock options based on the multiple option valuation approach and recognized the expense using the accelerated approach over the requisite service period. In conjunction with our adoption of SFAS No. 123R, we changed our method of recognizing our stock-based compensation expense for post-adoption grants to the straight-line approach over the requisite service period; however, we continue to value our stock options based on the multiple option valuation approach. Employee stock-based compensation expense recognized in the three months ended June 30, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated for options granted that are not expected to vest at the time of grant. In subsequent periods if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units and our employee stock purchase plan included in our Condensed Consolidated Statements of Operations (in millions):

Three Months Ended
June 30, 2006
Cost of goods sold	$—
Marketing and sales	5
General and administrative	11
Research and development	21

Stock-based compensation expense	37
Benefit from income taxes	(8)

Stock-based compensation expense, net of tax	$29

As of June 30, 2006, the total unrecognized compensation cost related to stock options and restricted stock unit awards was $186 million and $26 million, respectively, and is expected to be recognized over the weighted-average service period of 2.2 years and 2.7 years, respectively.
The adoption of SFAS No. 123R, using the fair value method, had the following effect on our pre-tax loss, net loss, and basic and diluted net loss per share as compared to what would have been reported under APB No. 25 using the intrinsic value method, which was the method used prior to our adoption (in millions, except per share data):

	Three Months Ended
	June 30, 2006
		Intrinsic
	Fair Value	Value	Impact of
	Method	Method	Change
Loss before benefit from income taxes and minority interest	$(98)	$(66)	$(32)
Net loss	(81)	(55)	$(26)
Net loss per share:
Basic and Diluted	$(0.26)	$(0.18)	$(0.08)
Cash Flow Impact. Prior to our adoption of SFAS No. 123R, cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows. SFAS No. 123R requires a classification change in the statement of cash flows. As a result, tax benefits relating to excess stock-based compensation deductions, which had been included in operating cash flow activities, are now presented as financing cash flow activities (total cash flows remain unchanged).
     Summary of Plans and Plan Activity
     Stock Option Plans
Our 2000 Equity Incentive Plan (the “Equity Plan”) allows us to grant options to purchase our common stock, restricted stock, restricted stock units and stock appreciation rights to our employees, officers and directors. Pursuant to the Equity Plan, incentive stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers and directors, at not less than 100 percent of the fair market value on the date of grant.
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

Options granted under the Equity Plan generally expire ten years from the date of grant and are generally exercisable as to 24 percent of the shares after 12 months, and then ratably over 38 months. All options granted under the Criterion Plan were exercisable as of March 31, 2005, and expire in January 2012. Certain assumed options granted under the JAMDAT Plans have acceleration rights upon the occurrence of various triggering events. Otherwise, the terms of the JAMDAT Plans are similar to our Equity Plan.
The following table summarizes our stock option activity for the three months ended June 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic Value
	(thousands)	Exercise Price	Term (years)	(millions)
Outstanding at March 31, 2006	40,882	$40.02
Granted	616	$48.81
Exercised	(1,265)	$29.60
Forfeited, cancelled or expired	(848)	$51.59

Outstanding at June 30, 2006	39,385	$40.24	6.8	$348

Vested and expected to vest at June 30, 2006	37,839	$39.62	6.7	$347

Exercisable at June 30, 2006	23,181	$30.79	5.5	$335

Options available for grant as of June 30, 2006	14,046
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of June 30, 2006 which would have been received by the option holders had all option holders exercised their options as of that date. We issued new common stock from our authorized shares upon exercise of stock options.
The weighted average grant-date fair value of stock options granted during the three months ended June 30, 2006 and 2005 was $24.85 and $15.36, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $27 million and $26 million, respectively. The total fair value (determined at the grant date) of shares vested during the three months ended June 30, 2006 and 2005 was $32 million and $36 million, respectively.
The following table summarizes outstanding and exercisable options as of June 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-			Weighted-
	Number	Remaining	Average		Number	Average
Range of	of Shares	Contractual	Exercise	Potential	of Shares	Exercise	Potential
Exercise Prices	(thousands)	Life (years)	Price	Dilution	(thousands)	Price	Dilution

$ 0.53 - $14.99	4,151	2.14	$11.16	1.4%	4,136	$11.19	1.4%
15.00 - 24.99	4,618	4.66	23.11	1.5%	4,601	23.10	1.5%
25.00 - 34.99	9,293	5.93	30.12	3.0%	8,405	30.04	2.7%
35.00 - 44.99	2,358	7.51	42.23	0.8%	1,369	42.08	0.4%
45.00 - 54.99	10,737	8.62	50.78	3.5%	2,993	49.00	1.0%
55.00 - 65.93	8,228	8.85	61.63	2.7%	1,677	62.19	0.6%

$ 0.53 - $65.93	39,385	6.82	$40.24	12.9%	23,181	$30.79	7.6%

Potential dilution is computed by dividing the options in the related range of exercise prices by the shares of common stock issued and outstanding as of June 30, 2006 (306 million shares).

At our Annual Meeting of Stockholders, held on July 27, 2006, our stockholders approved a voluntary program (the “Exchange Program”) that will permit our eligible employees to exchange certain outstanding stock options that are significantly “underwater” (that is, the exercise price is greater than the stock price) for a lesser number of shares of restricted stock or restricted stock units to be granted under the Equity Plan. The Exchange Program will be open to all employees designated for participation by the Compensation Committee of the Board of Directors. However, members of the Board of Directors and the Named Executive Officers identified in our definitive proxy statement filed with the SEC on June 30, 2006 will not be eligible to participate. Options eligible for the Exchange Program will be those having exercise prices that are at least 125% of the average closing price of our common stock as reported on the NASDAQ Global Select Market for the five business days preceding the date on which we commence the program. In the event the average closing price of our common stock, as reported on the NASDAQ Global Select Market, for the five business days prior to the conclusion of the exchange program is $55.00 or higher, we will cancel the Exchange Program.
      Restricted Stock Units
We grant restricted stock units (“RSUs”) under our Equity Plan to employees worldwide. RSUs entitle holders to receive shares of common stock at the end of a specified period of time. RSUs are subject to forfeiture and transfer restrictions. Vesting for RSUs is based on continued employment of the holder. Upon vesting, the equivalent number of common shares are typically issued net of tax withholdings. If the vesting conditions are not met, unvested RSUs will be forfeited. Generally, our RSU grants vest according to one of the following vesting schedules:
•	100 percent after one year;

•	Three-year vesting with 25 percent cliff vesting at the end of each of the first and second years, and 50 percent cliff vesting at the end of the third year; or

•	Four-year vesting with 25 percent cliff vesting at the end of each year.
The following table summarizes our RSU activity for the three months ended June 30, 2006:

		Weighted-
	Shares	Average Grant
	(thousands)	Date Fair Value
Balance as of March 31, 2006	655	$52.21
Granted	3	45.14
Vested	(22)	52.61
Forfeited	(18)	52.51

Balance as of June 30, 2006	618	$52.14

Restricted Stock and Restricted Stock Units available for grant as of June 30, 2006	3,359
The weighted average grant date fair value of RSUs is based on the quoted market value of our common stock on the date of grant. The weighted average fair value (determined at the grant date) of RSUs granted during the three months ended June 30, 2005 was $52.71. The total fair value of RSUs vested during the three months ended June 30, 2006 was $1 million. There were no RSUs vested during the three months ended June 30, 2005.
At our Annual Meeting of Stockholders, held on July 27, 2006, our stockholders approved amendments to the Equity Plan to (1) increase by 11 million shares the limit on the total number of shares underlying awards of restricted stock and restricted stock units that may be granted under the Equity Plan — from 4 million to 15 million shares, and (2) to limit the number of shares subject to options surrendered and cancelled in the Exchange Program that will again become available for issuance under the Equity Plan to 7 million plus the number of shares necessary for the issuance of the restricted stock rights to be granted in connection with the Exchange Program.
      Employee Stock Purchase Plan
Since September 1991, we have offered our employees the ability to participate in an employee stock purchase plan. Pursuant to our current plan, the 2000 Employee Stock Purchase Plan (“ESPP”), eligible employees may authorize payroll deductions of up to 10 percent of their compensation to purchase shares at 85 percent of the lower of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month purchase period.

During the three months ended June 30, 2006, no shares were issued under the ESPP. At our Annual Meeting of Stockholders, held on July 27, 2006, our stockholders approved an amendment to the 2000 Employee Stock Purchase Plan to increase the number of shares authorized under the Plan by 1.5 million. As a result, a total of 6.8 million shares have been authorized to be reserved for issuance under the ESPP.
      Pre-SFAS No. 123R Pro Forma Accounting Disclosures
Prior to the adoption of SFAS No. 123R, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 and adopted the disclosure-only provisions of SFAS No. 123, as amended.
Had compensation cost for our stock-based compensation plans been measured based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123, as amended, we estimate that our reported net loss and net loss per share would have been the pro forma amounts indicated below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants made under our stock-based compensation plan during the three months ended June 30, 2005:

Three Months Ended
June 30, 2005
Risk-free interest rate	3.7%
Expected volatility	35%
Expected term of stock options (in years)	3.2
Expected term of employee stock purchase plan (in months)	6
Expected dividends	None
Our calculations were based on a multiple option valuation approach and forfeitures were recognized when they occurred.

Three Months Ended
(In millions, except per share data)	June 30, 2005
Net loss:
As reported	$(58)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(25)

Pro forma	$(83)

Net loss per share:
As reported — basic and diluted	$(0.19)
Pro forma — basic and diluted	$(0.27)
(4) BUSINESS COMBINATION
      Digital Illusions C.E.
In March 2006, we signed an agreement to acquire the remaining outstanding shares of Digital Illusions C.E. (“DICE”) and merge DICE into EA, which will allow DICE to become a fully integrated studio. We will pay approximately $24 million, or SEK 67.50 per share, in cash to DICE shareholders at the time of the merger. The merger is subject to customary closing conditions, including regulatory approvals, and is expected to close during the second quarter of fiscal 2007. The preliminary purchase price allocation, including the allocation of goodwill has been and will continue to be updated as additional information becomes available.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill information is as follows (in millions):

				Effects of
	As of		Purchase	Foreign	As of
	March 31,	Goodwill	Accounting	Currency	June 30,
	2006	Acquired	Adjustments	Translation	2006

Goodwill	$647	$—	$(4)	$3	$646

During the three months ended June 30, 2006, we finalized the purchase price allocation including the allocation of goodwill related to our JAMDAT acquisition. As a result, we reduced goodwill and the liability balance assumed from JAMDAT by $4 million.
Finite-lived intangibles consist of the following (in millions):

	As of June 30, 2006
	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed and Core Technology	$169	$(37)	$(9)	$—	$123
Carrier Contracts and Related	85	(7)	—	—	78
Trade Name	37	(22)	(1)	—	14
Subscribers and Other Intangibles	17	(9)	(2)	(1)	5

Total	$308	$(75)	$(12)	$(1)	$220

	As of March 31, 2006
	Gross				Other
	Carrying	Accumulated			Intangibles,
	Amount	Amortization	Impairment	Other	Net

Developed and Core Technology	$169	$(31)	$(9)	$—	$129
Carrier Contracts and Related	85	(2)	—	—	83
Trade Name	37	(21)	(1)	—	15
Subscribers and Other Intangibles	17	(9)	(2)	(1)	5

Total	$308	$(63)	$(12)	$(1)	$232

Amortization of intangibles for the three months ended June 30, 2006 and 2005 was $12 million (of which $6 million was recognized as cost of goods sold) and $3 million (of which $2 million was recognized as cost of goods sold), respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years. As of June 30, 2006 and March 31, 2006, the weighted-average remaining useful life for finite-lived intangible assets was approximately 7.0 years and 7.2 years, respectively.

As of June 30, 2006, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2007 (remaining nine months)	$35
2008	44
2009	32
2010	29
2011	26
Thereafter	54

Total	$220

(6) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
Restructuring and asset impairment information as of June 30, 2006 was as follows (in millions):

					Fiscal 2004,
	Fiscal 2006 International			Fiscal 2006	2003 and 2002
	Publishing Reorganization			Restructuring	Restructurings
	Workforce	Facilities-related	Other	Workforce	Facilities-related	Total
Balances as of March 31, 2006	$1	$8	$2	$3	$7	$21
Charges to operations	4	—	2	—	—	6
Charges utilized in cash	(4)	—	(2)	(1)	(1)	(8)

Balances as of June 30, 2006	$1	$8	$2	$2	$6	$19

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
      Fiscal 2006 International Publishing Reorganization
In November 2005, we announced plans to establish an international publishing headquarters in Geneva, Switzerland. Since that time and through our quarter ending September 30, 2006, we expect to continue to relocate certain current employees to our new facility in Geneva, close certain facilities in the U.K., and make other related changes in our international publishing business.
Since the inception of the restructuring plan, through June 30, 2006, restructuring charges were approximately $20 million, of which $8 million was for the closure of certain U.K. facilities, $7 million for employee-related expenses and $5 million in other costs in connection with our international publishing reorganization. The restructuring accrual of $11 million as of June 30, 2006 is expected to be utilized by March 2017. This accrual is included in other accrued expenses presented in Note 8 of the Notes to Condensed Consolidated Financial Statements.
In fiscal 2007, including the three months ended June 30, 2006, we expect to incur between $15 million and $20 million of restructuring costs. Overall, including charges incurred through the nine months ended June 30, 2006, we expect to incur between $40 million and $50 million of restructuring costs, substantially all of which will result in cash expenditures by 2017. These restructuring costs will consist primarily of employee-related relocation assistance (approximately $25 million), facility exit costs (approximately $10 million), as well as other reorganization costs (approximately $10 million). While we may incur severance costs paid to terminating employees in connection with the reorganization, we do not expect these costs to be significant.

      Fiscal 2006 Restructuring
During the fourth quarter of fiscal 2006, we aligned our resources with our product plan for fiscal 2007 and strategic opportunities with next-generation consoles, online and mobile platforms. As part of this alignment, we recorded a total pre-tax restructuring charge of $10 million consisting entirely of one-time benefits related to headcount reductions, which are included in restructuring charges in our Condensed Consolidated Statement of Operations. As of June 30, 2006, an aggregate of $8 million in cash has been paid out under the restructuring plan. The restructuring accrual of $2 million is expected to be utilized during fiscal 2007. This accrual is included in other accrued expenses presented in Note 8 of the Notes to Condensed Consolidated Financial Statements.
      Fiscal 2004, 2003 and 2002 Restructurings
In fiscal 2004, 2003 and 2002, we engaged in various restructurings based on management decisions. As of June 30, 2006, an aggregate of $28 million in cash had been paid out under these restructuring plans. The remaining projected net cash outlay of $6 million is expected to be utilized by January 2009. The facilities-related accrued obligation shown above is net of $7 million of estimated future sub-lease income. The restructuring accrual is included in other accrued expenses presented in Note 8 of the Notes to Condensed Consolidated Financial Statements.
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
Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of goods sold generally at the greater of the contractual rate or an effective royalty rate based on expected net product sales. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the release of the product. Accordingly, payments that are due prior to completion of a product are generally amortized to research and development over the development period as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold.
Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no significant performance remains with the licensor. When significant performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of June 30, 2006 and March 31, 2006, approximately $12 million and $9 million, respectively, of minimum guaranteed royalty obligations had been recognized.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. We had no impairments during the three months ended June 30, 2006 and 2005.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of	As of
	June 30,	March 31,
	2006	2006
Other current assets	$89	$76
Other assets	54	55

Royalty-related assets	$143	$131

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

	As of	As of
	June 30,	March 31,
	2006	2006
Accrued and other current liabilities	$67	$82
Other liabilities	6	7

Royalty-related liabilities	$73	$89

In addition, as of June 30, 2006, we were committed to pay approximately $1,569 million to co-publishing and/or distribution affiliates and content licensors, but significant performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 9 of the Notes to Condensed Consolidated Financial Statements.
(8) BALANCE SHEET DETAILS
      Inventories
Inventories as of June 30, 2006 and March 31, 2006 consisted of (in millions):

	As of	As of
	June 30,	March 31,
	2006	2006
Raw materials and work in process	$6	$1
Finished goods (including manufacturing royalties)	53	60

Inventories	$59	$61

      Property and Equipment, Net

Property and equipment, net, as of June 30, 2006 and March 31, 2006 consisted of (in millions):

	As of	As of
	June 30,	March 31,
	2006	2006
Computer equipment and software	$439	$418
Buildings	190	127
Leasehold improvements	85	78
Land	59	57
Office equipment, furniture and fixtures	59	57
Warehouse equipment and other	9	11
Construction in progress	14	59

	855	807
Less accumulated depreciation	(437)	(415)

Property and equipment, net	$418	$392

Depreciation expense associated with property and equipment amounted to $23 million for the three months ended June 30, 2006 and $20 million for the three months ended June 30, 2005.
      Accrued and Other Current Liabilities
Accrued and other current liabilities as of June 30, 2006 and March 31, 2006 consisted of (in millions):

	As of	As of
	June 30,	March 31,
	2006	2006
Accrued income taxes	$197	$234
Other accrued expenses	154	216
Accrued compensation and benefits	88	122
Accrued royalties	67	82
Deferred revenue	55	52

Accrued and other current liabilities	$561	$706

      Income Taxes
With respect to our projected annual effective income tax rate at the end of each quarter prior to the end of a fiscal year, we are required to make a projection of several items, including our projected mix of full-year income in each jurisdiction in which we operate and the related income tax expense in each jurisdiction. While this projection is inherently uncertain, for fiscal 2007, our projected tax rate is unusually volatile and subject to significantly greater variation. As such, as of the end of the first quarter (and likely the second quarter) of fiscal 2007, because relatively small changes in our forecasted profitability for fiscal 2007 can significantly affect our projected annual effective tax rate, we believe our quarterly tax rate is currently the most reliable estimate of our effective tax rate. Accordingly, the effective income tax rate reflected in our first quarter financial statements reflects only our estimated tax benefit for this quarter. The overall effective income tax rate for the fiscal year will likely be different from this quarter’s tax rate and could be considerably higher, but will be dependent on our profitability for the year.
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

In February 1995, we entered into a build-to-suit lease (“Phase One Lease”) with a third-party lessor for our headquarters facilities in Redwood City, California (“Phase One Facilities”). The Phase One Facilities comprise a total of approximately 350,000 square feet and provide space for sales, marketing, administration and research and development functions. In July 2001, the lessor refinanced the Phase One Lease with Keybank National Association through July 2006. The Phase One Lease expires in January 2039, subject to early termination in the event the underlying financing between the lessor and its lenders is not extended. Subject to certain terms and conditions, upon termination of the lease, we may purchase the Phase One Facilities or arrange for the sale of the Phase One Facilities to a third party.
Pursuant to the terms of the Phase One Lease, we have an option to purchase the Phase One Facilities at any time for a maximum purchase price of $132 million. In the event of a sale to a third party, if the sale price is less than $132 million, we will be obligated to reimburse the difference between the actual sale price and $132 million, up to maximum of $117 million, subject to certain provisions of the Phase One Lease, as amended.
On May 26, 2006, the lessor extended its loan financing underlying the Phase One Lease with its lenders through July 2007. We may request, on behalf of the lessor and subject to lender approval, up to two one-year extensions of the loan financing between the lessor and the lender. In the event the lessor’s loan financing with the lenders is not extended, we may loan to the lessor approximately 90 percent of the financing, and require the lessor to extend the remainder through July 2009; otherwise the lease will terminate. We account for the Phase One Lease arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended.
In December 2000, we entered into a second build-to-suit lease (“Phase Two Lease”) with Keybank National Association for a five and one-half year term beginning in December 2000 to expand our Redwood City, California headquarters facilities and develop adjacent property (“Phase Two Facilities”). Construction of the Phase Two Facilities was completed in June 2002. The Phase Two Facilities comprise a total of approximately 310,000 square feet and provide space for sales, marketing, administration and research and development functions. Subject to certain terms and conditions, upon termination of the lease, we may purchase the Phase Two Facilities or arrange for the sale of the Phase Two Facilities to a third party.
Pursuant to the terms of the Phase Two Lease, we have an option to purchase the Phase Two Facilities at any time for a maximum purchase price of $115 million. In the event of a sale to a third party, if the sale price is less than $115 million, we will be obligated to reimburse the difference between the actual sale price and $115 million, up to a maximum of $105 million, subject to certain provisions of the Phase Two Lease, as amended.
On May 26, 2006, the lessor extended the Phase Two Lease through July 2009 subject to early termination in the event the underlying loan financing between the lessor and its lenders is not extended. Concurrently with the extension of the lease, the lessor extended the loan financing underlying the Phase Two Lease with its lenders through July 2007. We may request, on behalf of the lessor and subject to lender approval, up to two one-year extensions of the loan financing between the lessor and the lender. In the event the lessor’s loan financing with the lenders is not extended, we may loan to the lessor approximately 90 percent of the financing, and require the lessor to extend the remainder through July 2009, otherwise the lease will terminate. We account for the Phase Two Lease arrangement as an operating lease in accordance with SFAS No. 13, as amended.
We believe that, as of June 30, 2006, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values of $117 million for the Phase One Facility and $105 million for the Phase Two Facility.

				Actual as of
Financial Covenants		Requirement		June 30, 2006

Consolidated Net Worth (in millions)		equal to or greater than	$2,293	$3,429
Fixed Charge Coverage Ratio		equal to or greater than	3.00	7.97
Total Consolidated Debt to Capital		equal to or less than	60%	6.7%
Quick Ratio —	Q1 & Q2	equal to or greater than	1.00	5.32
	Q3 & Q4	equal to or greater than	1.75	N/A

      Letters of Credit
In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe, which we have amended on a number of occasions. The standby letter of credit, as amended, guarantees performance of our obligations to pay Nintendo of Europe for trade payables. As of June 30, 2006, the standby letter of credit, as amended, guaranteed our trade payable obligations to Nintendo of Europe for up to €7 million. As of June 30, 2006, less than €1 million was payable to Nintendo of Europe under the standby letter of credit, as amended.
In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC in replacement of our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to approximately $1 million. The standby letter of credit expires in December 2006. As of June 30, 2006, we did not have a payable balance on this standby letter of credit.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, UEFA and FAPL (Football Association Premier League Limited) (professional soccer); NASCAR (stock car racing); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter, Batman and Superman); New Line Productions and Saul Zaentz Company (The Lord of the Rings); Red Bear Inc. (John Madden), National Football League Properties and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football, basketball and baseball); Simcoh (Def Jam); Viacom Consumer Products (The Godfather); ESPN (content in EA SPORTSTM games); and Twentieth Century Fox Licensing and Merchandising (The Simpsons). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.
The following table summarizes our minimum contractual obligations and commercial commitments as of June 30, 2006 (in millions):

				Commercial
	Contractual Obligations			Commitments
		Developer/		Letter of Credit,
Fiscal Year		Licensor		Bank and
Ending March 31,	Leases	Commitments (1)	Marketing	Other Guarantees	Total

2007 (remaining nine months)	$41	$119	$41	$3	$204
2008	49	157	30	—	236
2009	46	166	31	—	243
2010	30	149	31	—	210
2011	20	283	32	—	335
Thereafter	57	707	186	—	950

Total	$243	$1,581	$351	$3	$2,178

(1)	Developer/licensor commitments include $12 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheet as of June 30, 2006 because payment is not contingent upon performance by the developer or licensor.

The lease commitments disclosed above include contractual rental commitments of $24 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported on our Condensed Consolidated Balance Sheet as of June 30, 2006. See Note 6 of the Notes to Condensed Consolidated Financial Statements.
The commitments disclosed above do not include any commitments we may incur in connection with our acquisitions of Digital Illusions C.E. and Mythic Entertainment.
      Acquisitions of Digital Illusions C.E. and Mythic Entertainment
On July 24, 2006, we completed our acquisition of Mythic Entertainment (“Mythic”) for an approximate cash purchase price of $76 million. Based in Fairfax, Virginia, Mythic is a developer and publisher of massively multiplayer online role-playing games. We are in the process of allocating the purchase price to the various assets and liabilities we have acquired or assumed.
In March 2006, we signed an agreement to acquire the remaining outstanding shares of DICE and merge DICE into EA, which will allow DICE to become a fully integrated studio. We will pay approximately $24 million, or SEK 67.50 per share, in cash to DICE shareholders at the time of the merger. The merger is subject to customary closing conditions, including regulatory approvals, and is expected to close during the second quarter of fiscal 2007.
      Litigation
On February 14, 2005, an employment-related class action lawsuit, Hasty v. Electronic Arts Inc., was filed against the company in Superior Court in San Mateo, California. The complaint alleges that we improperly classified “Engineers” in California as exempt employees and seeks injunctive relief, unspecified monetary damages, interest and attorneys’ fees. On May 16, 2006, the court granted its preliminary approval of a settlement pursuant to which we agreed to make a lump sum payment of approximately $15 million, to be paid to a third-party administrator, to cover (a) all claims allegedly suffered by the class members, (b) plaintiffs’ attorneys’ fees, not to exceed 25% of the total settlement amount, (c) plaintiffs’ costs and expenses, (d) any incentive payments to the named plaintiffs that may be authorized by the court, and (e) all costs of administration of the settlement. The hearing for the court to consider its final approval of the settlement is set for September 22, 2006.
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
(10) COMPREHENSIVE LOSS
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

The change in the components of accumulated other comprehensive income for the three months ended June 30, 2006 and 2005 are summarized as follows (in millions):

	Three Months Ended
	June 30,
	2006	2005
Net loss	$(81)	$(58)

Other comprehensive income:
Change in unrealized gains on investments, net of tax expense of $0 and $0, respectively	6	47
Change in unrealized gains on derivative instruments, net of tax expense of $0 and $1, respectively	—	4
Foreign currency translation adjustments	18	(11)

Total other comprehensive income	$24	$40

Total comprehensive loss	$(57)	$(18)

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
(11) NET LOSS PER SHARE
As a result of our net loss for the three months ended June 30, 2006 and 2005, we have excluded certain stock awards from the diluted earnings per share calculation as their inclusion would have been antidilutive. Had we reported net income for this period, an additional 8 million and 10 million shares of potential common stock equivalents would have been included in the number of shares used to calculate diluted earnings per share for the three months ended June 30, 2006 and 2005, respectively.
In addition, options to purchase 19 million and 7 million shares of common stock were excluded from the above computation of diluted shares for the three months ended June 30, 2006 and 2005, respectively, as their exercise price was greater than the average market price of the common shares for the period, and their inclusion would have been antidilutive. For the three months ended June 30, 2006 and 2005, the weighted-average exercise price of these shares was $55.43 and $63.19 per share, respectively.
(12) RELATED PARTY TRANSACTIONS
On June 24, 2002, we hired Warren C. Jenson as our Executive Vice President, Chief Financial and Administrative Officer and agreed to loan him $4 million to be forgiven over four years based on his continuing employment. The loan did not bear interest. On June 24, 2004, pursuant to the terms of the loan agreement, we forgave $2 million of the loan and provided Mr. Jenson approximately $1.6 million to offset the tax implications of the forgiveness. On June 24, 2006, pursuant to the terms of the loan agreement, we forgave the remaining outstanding loan balance of $2 million. No additional funds were provided to offset the tax implications of the forgiveness of the $2 million.
(13) SEGMENT INFORMATION
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

The following table summarizes the financial performance of our Publishing segment and a reconciliation of our Publishing segment’s profit to our consolidated operating loss (in millions):

	Three Months Ended
	June 30,
	2006	2005
Publishing segment:
Net revenue	$378	$345
Depreciation and amortization	(5)	(6)
Other expenses	(247)	(240)

Publishing segment profit	126	99

Reconciliation to consolidated operating loss:
Other:
Net revenue	35	20
Depreciation and amortization	(30)	(17)
Other expenses	(250)	(198)

Consolidated operating loss	$(119)	$(96)

Publishing segment profit differs from consolidated operating loss primarily due to the exclusion of substantially all of our research and development expense as well as certain corporate functional costs that are not allocated to the publishing organizations.
Information about our total net revenue by product line for the three months ended June 30, 2006 and 2005 is presented below (in millions):

	Three Months Ended
	June 30,
	2006	2005
Consoles
PlayStation 2	$99	$117
Xbox 360	61	—
Xbox	23	44
Nintendo GameCube	11	22

Total Consoles	194	183
PC	66	74
Mobility
PSP	37	33
Nintendo DS	8	12
Game Boy Advance	7	6
Cellular Handsets	33	1

Total Mobility	85	52
Co-publishing and Distribution	42	30
Internet Services, Licensing and Other Subscription Services	16	15
Licensing, Advertising and Other	10	11

Total Internet Services, Licensing and Other	26	26

Total Net Revenue	$413	$365

Information about our operations in North America, Europe and Asia for the three months ended June 30, 2006 and 2005 is presented below (in millions):

	North
	America	Europe	Asia	Total
Three months ended June 30, 2006
Net revenue from unaffiliated customers	$209	$169	$35	$413
Long-lived assets	1,060	212	12	1,284

Three months ended June 30, 2005
Net revenue from unaffiliated customers	$184	$144	$37	$365
Long-lived assets	326	211	10	547
Our direct sales to Wal-Mart Stores, Inc. represented approximately 11 percent and 12 percent of total net revenue for the three months ended June 30, 2006 and 2005, respectively.
(14) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies that interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement No. 125” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. We do not believe the adoption of SFAS No. 155 will have a material impact on our Condensed Consolidated Financial Statements.
In April 2006, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation (“FIN”) 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”. FSP FIN 46(R)-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46(R), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” which affects the determination of (1) whether the entity is a variable interest entity (“VIE”), (2) which interests are “variable interests” in the entity, and (3) which party, if any, is the primary beneficiary of the VIE. The guidance in the FSP FIN 46(R)-6 is required to be applied prospectively to all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a “reconsideration event” has occurred beginning in the first reporting period after June 15, 2006. We do not expect the adoption of FSP FIN 46(R)-6 to have a material impact on our Condensed Consolidated Financial Statements.
In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. The scope of EITF Issue No. 06-3 includes any transaction-based tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. The scope does not include taxes that are based on gross receipts or total revenues imposed during the inventory procurement process. Gross versus net income statement classification of that tax is an accounting policy decision and a voluntary change would be considered a change in accounting policy requiring the application of SFAS No. 154, “Accounting Changes and Error Corrections”. The following disclosures will be required for taxes within the scope of this issue that are significant in amount: (1) the accounting policy elected for these taxes and (2) the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis for all periods presented. The EITF Issue No. 06-3 ratified consensus is effective for interim and annual periods beginning after December 15, 2006. We do not expect the adoption of EITF Issue No. 06-3 to have a material impact on our Condensed Consolidated Financial Statements.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position is a two-step process. The first step is a recognition process where we are required to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN 48 also requires new tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt it in our first quarter of fiscal year 2008. Any changes to our income taxes due to the adoption of FIN 48 are treated as the cumulative effect of a change in accounting principle. We are evaluating what impact the adoption of FIN 48 will have on our Condensed Consolidated Financial Statements. FIN 48 could have a material adverse impact on our Condensed Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of July 1, 2006, the related consolidated statements of operations, and cash flows for the three-month periods ended July 1, 2006 and July 2, 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of April 1, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated June 9, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 1, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
KPMG LLP
Mountain View, California
August 8, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. We use words such as “anticipate”, “believe”, “expect”, “intend”, “estimate”, (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed in this report under the heading “Risk Factors” in Part II, Item 1A, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed with the Securities and Exchange Commission (“SEC”) on June 12, 2006 and in other documents we have filed with the SEC.
OVERVIEW
The following overview is a top-level discussion of our operating results as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three months ended June 30, 2006, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” or the Condensed Consolidated Financial Statements and related notes. Additional information can be found within the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed with the SEC on June 12, 2006 and in other documents we have filed with the SEC.
About Electronic Arts
We develop, market, publish and distribute interactive software games that are playable by consumers on home video game consoles (such as the Sony PlayStation® 2, Microsoft Xbox 360TM and Xbox®, and Nintendo GameCubeTM), personal computers, mobile platforms (including cellular handsets and handheld game players such as the PlayStation® Portable “PSPTM” and the Nintendo DSTM) and online, over the Internet and other proprietary online networks. Some of our games are based on content that we license from others (e.g., Madden NFL Football, The Godfather and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The SimsTM, Need for SpeedTM and BLACKTM). Our goal is to publish titles with mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Lord of the Rings and Harry Potter).
Overview of Financial Results
Total net revenue for the three months ended June 30, 2006 was $413 million, up 13 percent as compared to the three months ended June 30, 2005. Net revenue for the three months ended June 30, 2006 was driven by sales of 2006 FIFA World CupTM, Battlefield 2: Modern CombatTM, Need for SpeedTM Most Wanted, The SimsTM 2 and EA SPORTSTM Fight Night Round 3. 2006 FIFA World Cup sold over two million copies in the quarter.
Net loss for the three months ended June 30, 2006 was $81 million as compared to a net loss of $58 million for the three months ended June 30, 2005. Diluted loss per share for the three months ended June 30, 2006 was $0.26 as compared to a diluted loss per share of $0.19 for the three months ended June 30, 2005.
We used $38 million in cash from operations during the three months ended June 30, 2006 as compared to $31 million during the three months ended June 30, 2005. The increase in cash used in operating activities for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 resulted primarily from an increase of $22 million in cash paid for income and other taxes. This increase was partially offset by a lower accounts receivable balance as of June 30, 2006 as compared to June 30, 2005, resulting from a higher percentage of net revenue recognized in the first two months of our first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006, which allowed us to collect a higher percentage of our receivables prior to the end of the quarter.
Management’s Overview of Historical and Prospective Business Trends
Stock-Based Compensation. Beginning in fiscal 2007, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”, which requires us to recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. As a result of our adoption of SFAS No. 123R, beginning with our first quarter of fiscal 2007, our operating results contain a charge for stock-based compensation related to the equity-based compensation we provide to our employees, as well as stock purchases under our 2000 Employee Stock Purchase Plan. This expense is in addition to the stock-based compensation expense we recognized in prior periods related to restricted stock unit grants, acquisitions and other grants. The stock-based compensation charges we incur will depend on the number of equity-based awards we grant, the number of shares of common stock we sell under our 2000 Employee Stock Purchase Plan, as well as a number of estimates and variables such as estimated forfeiture rates, the trading price and volatility of our common stock, the expected term of our options, and interest rates. As a result, our stock-based compensation charges can vary significantly from period to period.
The following table summarizes our stock-based compensation expense resulting from stock options, restricted stock units and our employee stock purchase plan included in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended
	June 30,
	2006	2005
Cost of goods sold	$—	$—
Marketing and sales	5	—
General and administrative	11	—
Research and development	21	—

Stock-based compensation expense	37	—
Benefit for income taxes	(8)	—

Stock-based compensation expense, net of tax	$29	$—

As of June 30, 2006, the total unrecognized compensation cost related to stock options and restricted stock unit awards was $186 million and $26 million, respectively, and is expected to be recognized over the weighted-average service period of 2.2 years and 2.7 years, respectively.
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
We have incurred, and expect to continue to incur, higher costs during this transition to next-generation consoles. Moreover, we expect development costs for next-generation video games to be greater on a per-title basis than development costs for current-generation video games. We also expect our operating expenses to increase for the fiscal year ending March 31, 2007 as compared to prior fiscal years, primarily as a result of (1) the recognition of stock-based compensation due to our adoption of SFAS No. 123R, and (2) higher expenditures for research and development due to our investment in next-generation consoles, online and mobile platforms. As we move through the life cycle of current-generation consoles, we will continue to devote significant resources to the development of current-generation titles while at the same time continuing to invest heavily in tools, technologies and titles for the next generation of platforms and technology. We expect our operating results to continue to be volatile and difficult to predict, which could cause our stock price to fluctuate significantly.
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
We have developed and published games for a variety of handheld platforms, including the Nintendo Game Boy and Game Boy Advance, for several years. The introductions of the Sony PSP and the Nintendo DS, with their richer graphics, deeper gameplay, and online functionality, provide a richer mobile gaming experience to consumers.
We expect sales of games for cellular handsets to become an increasingly important part of our business worldwide. To accelerate our position in this growing segment, in February 2006, we acquired JAMDAT Mobile Inc. (“JAMDAT”), a global publisher of wireless games and other wireless entertainment applications. As a result of this acquisition, we expect our net revenue from games for cellular handsets to increase significantly in fiscal 2007. Likewise, the acquisition, along with the additional investment required to grow this portion of our business globally, will result in increased development and operating expenses.
As mobile technology continues to evolve and the installed base of both handheld game systems and game-enabled cellular phones expands, we expect that sales of our titles for mobile platforms — for both handhelds and cellular handsets — will become an increasingly important part of our business.
Investment in Online. Today, we generate net revenue from a variety of online products and services, including casual games and downloadable content marketed under our Pogo brand, persistent state world games such as Ultima OnlineTM, PC-based downloadable content and online-enabled packaged goods. As the nature of online game offerings expands and evolves, we anticipate long-term opportunities for growth in this area. For example, we expect that consumers will take advantage of the online connectivity of next-generation consoles at a much higher rate than they have so far on current-generation consoles, allowing more consumers to enhance their gameplay experience through multiplayer activity, community-building and downloading content. We also plan to increase the amount of content available for download on the PC and consoles, and to enable entire PC-based games to be downloaded electronically. In addition, we plan to expand our casual game offerings internationally and to invest in growing genres such as advanced casual games. To further enhance our online offerings, we also acquired Mythic Entertainment, a developer and publisher of massively multiplayer online role-playing games on July 24, 2006. Although we intend to make significant investments in online products, infrastructure and services and believe that online gameplay will become an increasingly important part of our business in the long term, we do not expect revenue from persistent state world games or online gameplay and distribution to be significant in fiscal 2007.
International Expansion. We expect international sales to remain a fundamental part of our business. As part of our international expansion strategy, we may seek to partner with established local companies through acquisitions, joint ventures or other similar arrangements. We are planning to expand our development and publishing activities business in Europe and Asia. We believe that in order to succeed internationally, it is important to locally develop content that is specifically directed toward local cultures and consumers. As such, we expect to continue to devote resources to hiring local development talent and expanding our infrastructure outside of North America, most notably, through the expansion and creation of local studio facilities in Asia. In addition, we are in the process of establishing online game marketing, publishing and distribution functions in China.
Sales of “Hit” Titles. Sales of “hit” titles, several of which were top sellers in a number of countries, contributed significantly to our net revenue. Our top-selling titles across all platforms worldwide during the three months ended June 30, 2006 were 2006 FIFA World Cup, Battlefield 2: Modern Combat, Need for Speed Most Wanted, The Sims 2 and EA SPORTS Fight Night Round 3. Hit titles are important to our financial performance because they benefit from overall economies of scale. We have developed, and it is our objective to continue to develop, many of our hit titles to become franchise titles that can be regularly iterated.

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
International Foreign Exchange Impact. Net revenue from international sales accounted for approximately 49 percent of our total net revenue during the first three months of fiscal 2007 and approximately 50 percent of our total net revenue during the first three months of fiscal 2006. Our international net revenue was primarily driven by sales in Europe and, to a lesser extent, in Asia. Foreign exchange rates had an unfavorable impact on our net revenue of $10 million, or 3 percent, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.
Acquisitions, Investments and Strategic Transactions. We have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions, including (1) acquisitions of companies, businesses, intellectual properties, and other assets, and (2) investments in new interactive entertainment businesses (for example, online and mobile games). In fiscal 2006, we acquired JAMDAT as part of our efforts to accelerate our growth in mobile gaming, and in fiscal 2005 we acquired Criterion Software Group, Ltd. (“Criterion”), and took a controlling interest in Digital Illusions C.E. (“DICE”). In March 2006, we signed an agreement to acquire the remaining outstanding shares of DICE and merge DICE into EA, which will allow DICE to become an integrated studio. The merger is expected to be completed during the second quarter of fiscal 2007.
On July 24, 2006, we completed our acquisition of Mythic Entertainment (“Mythic”) for an approximate cash purchase price of $76 million. Based in Fairfax, Virginia, Mythic is a developer and publisher of massively multiplayer online role-playing games. We are in the process of allocating the purchase price to the various assets and liabilities we have acquired or assumed.
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
     Revenue Recognition, Sales Returns, Allowances and Bad Debt Reserves
We principally derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PlayStation 2, Xbox 360, Xbox and Nintendo GameCube), PCs and mobile platforms including handheld game players (such as the Sony PSP, Nintendo DS and Nintendo Game Boy Advance) and cellular handsets. We evaluate the recognition of revenue based on the criteria set forth in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four of the following criteria are met:
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

Significant judgment is required to estimate the effective royalty rate for a particular contract. Because the computation of effective royalty rates requires us to project future revenue, it is inherently subjective as our future revenue projections must anticipate (1) the total number of titles subject to the contract, (2) the timing of the release of these titles, (3) the number of software units we expect to sell, and (4) future pricing. Determining the effective royalty rate for hit-based titles is particularly difficult due to the inherent risk of such titles. Accordingly, if our future revenue projections change, our effective royalty rates would change, which could impact the royalty expense we recognize. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the release of the product. Accordingly, payments that are due prior to completion of a product are generally amortized to research and development over the development period as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold.
Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no significant performance remains with the licensor. When significant performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of June 30, 2006 and March 31, 2006, approximately $12 million and $9 million, respectively, of minimum guaranteed royalty obligations had been recognized.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. We had no impairments during the three months ended June 30, 2006 and 2005.
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
Under current accounting standards, we make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate a potential impairment in the remaining value of the assets recorded on our Condensed Consolidated Balance Sheet. In order to determine if a potential impairment has occurred, management makes various assumptions about the future value of the asset by evaluating future business prospects and estimated cash flows. Our future net cash flows are primarily dependent on the sale of products for play on proprietary video game consoles, handheld game players, PCs and cellular handsets (“platforms”). The success of our products is affected by our ability to accurately predict which platforms and which products we develop will be successful. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Due to product sales shortfalls, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge being recorded in the future. There were no impairment charges recorded in the three months ended June 30, 2006 or June 30, 2005.
SFAS No. 142, “Goodwill and Other Intangible Assets” requires at least an annual assessment for impairment of goodwill by applying a fair-value-based test. A two-step approach is required to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. Application of the goodwill impairment test requires judgment, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology which requires significant judgment to estimate the future cash flows, determine the appropriate discount rates, growth rates and other assumptions. The determination of fair value for each reporting unit could be materially affected by changes in these estimates and assumptions which could trigger impairment. In fiscal 2006, we completed the first step of the annual goodwill impairment testing as of January 1, 2006 and found no indicators of impairment of our recorded goodwill. We did not recognize an impairment loss on goodwill in fiscal 2006 or 2005. Future impairment tests may result in a charge to earnings and there is a potential for a write-down of goodwill in connection with the annual impairment test.
     Stock-Based Compensation
On April 1, 2006, we adopted SFAS No. 123R and applied the provisions of SAB No. 107 on our adoption of SFAS No. 123R. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. We elected to use the modified prospective transition method of adoption. SFAS No. 123R requires us to measure compensation cost for all outstanding unvested stock-based awards made to our employees and directors based on estimated fair values and recognize compensation over the service period for awards expected to vest. We recognized $37 million of stock-based compensation related to employee stock options, employee restricted stock units and our employee stock purchase plan (“ESPP”) for the three months ended June 30, 2006. We recognized less than $1 million of stock-based compensation related to employee restricted stock units and non-employee stock options during the three months ended June 30, 2005.
For options and ESPP, we use the Black-Scholes option valuation model to determine the grant date fair value. The Black-Scholes option valuation model requires us to make certain assumptions about the future. The determination of fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behaviors and our expected stock price volatility over the term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the Black-Scholes valuation calculation:
•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•	Expected volatility. We use our historical stock price volatility and consider the implied volatility for our expected volatility assumption.

•	Expected term of stock options. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

•	Expected dividends.
Employee stock-based compensation expense recognized in the three months ended June 30, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated for options granted that are not expected to vest at the time of grant. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates, and an adjustment will be recognized at that time.
Changes to our underlying stock price, our assumptions used in the Black-Scholes option valuation calculation and our forfeiture rate as well as future grants of equity could significantly impact compensation expense to be recognized in fiscal 2007 and future periods.
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
With respect to our projected annual effective income tax rate at the end of each quarter prior to the end of a fiscal year, we are required to make a projection of several items, including our projected mix of full-year income in each jurisdiction in which we operate and the related income tax expense in each jurisdiction. While this projection is inherently uncertain, for fiscal 2007, our projected tax rate is unusually volatile and subject to significantly greater variation. As such, as of the end of the first quarter (and likely the second quarter) of fiscal 2007, because relatively small changes in our forecasted profitability for fiscal 2007 can significantly affect our projected annual effective tax rate, we believe our quarterly tax rate is currently the most reliable estimate of our effective tax rate. Accordingly, the effective income tax rate reflected in our first quarter financial statements reflects only our estimated tax benefit for this quarter. The overall effective income tax rate for the fiscal year will likely be different from this quarter’s tax rate and could be considerably higher, but will be dependent on our profitability for the year.
RESULTS OF OPERATIONS
Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. As a result, fiscal 2006 contained 53 weeks with the first quarter containing 14 weeks. Our results of operations for the fiscal years March 31, 2007 and 2006 contain the following number of weeks:

Fiscal Years Ended	Number of Weeks	Fiscal Period End Date
March 31, 2007	52 weeks	March 31, 2007
March 31, 2006	53 weeks	April 1, 2006
Our results of operations for the fiscal quarters ended June 30, 2006 and 2005 contain the following number of weeks:

Fiscal Quarters Ended	Number of Weeks	Fiscal Period End Date
June 30, 2006	13 weeks	July 1, 2006
June 30, 2005	14 weeks	July 2, 2005
For simplicity of presentation, all fiscal periods are treated as ending on a calendar month end.
Beginning in fiscal 2007, we adopted SFAS No. 123R and applied the provisions of SAB No. 107, “Share-Based Payment”, to our adoption of SFAS No. 123R. We elected to use the modified prospective transition method of adoption which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. Accordingly, prior periods are not restated for the effect of SFAS No. 123R. Prior to our adoption of SFAS No. 123R, we valued our stock options based on the multiple option valuation approach and recognized the expense using the accelerated approach over the requisite service period. In conjunction with our adoption of SFAS No. 123R, we changed our method of recognizing our stock-based compensation expense to the straight-line approach over the requisite service period; however, we continue to value our stock options based on the multiple option valuation approach.
Prior to fiscal 2007, we accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only provisions of SFAS No. 123, as amended. Also, as required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, we provided pro forma net income and net income per common share disclosures for stock-based awards as if the fair-value-based method defined in SFAS No. 123 had been applied. As a result, prior periods are not restated for the effect of SFAS No. 123R. Stock-based compensation expense for the three months ended June 30, 2006 was $37 million.
Net Revenue
We principally derive net revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PlayStation 2, Xbox 360, Xbox and Nintendo GameCube), PCs and mobile platforms which include handheld game players (such as the Sony PSP, Nintendo DS and Nintendo Game Boy Advance) and cellular handsets. We also derive net revenue from selling services to some of our online games, programming third-party web sites with our game content, allowing other companies to manufacture and sell our products in conjunction with other products, and selling advertisements on our online web pages.
From a geographical perspective, our total net revenue for the three months ended June 30, 2006 and 2005 was as follows (in millions):

	Three Months Ended June 30,				Increase /	%
	2006		2005		(Decrease)	Change
North America	$209	51%	$184	50%	$25	14%

Europe	169	41%	144	40%	25	17%
Asia	35	8%	37	10%	(2)	(5%)

International	204	49%	181	50%	23	13%

Total Net Revenue	$413	100%	$365	100%	$48	13%

North America
For the three months ended June 30 2006, net revenue in North America was $209 million, driven primarily by sales of (1) 2006 FIFA World Cup which was released during the three months ended June 30, 2006 in conjunction with the World Cup 2006 soccer tournament, Battlefield 2: Modern Combat and EA SPORTS Fight Night Round 3, and (2) our cellular handset games business resulting from our acquisition of JAMDAT on February 15, 2006. Overall, net revenue increased $25 million, or 14 percent, as compared to the three months ended June 30, 2005.
The increase in net revenue for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005 was primarily driven by (1) a $24 million increase in catalog(a) net revenue, (2) a $27 million increase in cellular handset net revenue, and (3) a $5 million increase in co-publishing and distribution net revenue due to the sales of titles from the Half-Life franchise launched in the second quarter of fiscal 2006. These increases were partially offset by $32 million lower frontline(b) net revenue.
(a) We refer to “catalog net revenue” as net revenue derived from an EA Studio title subsequent to the quarter in which it was released.
(b) We refer to “frontline net revenue” as net revenue derived from an EA Studio title during the quarter it was released.
Europe
For the three months ended June 30, 2006, net revenue in Europe was $169 million, driven primarily by sales of 2006 FIFA World Cup, The Sims 2 and FIFA Street 2. Overall, net revenue increased $25 million, or 17 percent, as compared to the three months ended June 30, 2005. We estimate that foreign exchange rates (primarily the Euro and the British pound sterling) decreased reported European net revenue by approximately $7 million, or 5 percent, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Excluding the effect of foreign exchange rates, we estimate that European net revenue increased by approximately $32 million, or 22 percent, for the three months ended June 30, 2006.
The increase in net revenue for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005 was primarily driven by (1) a $10 million increase in catalog(a) net revenue, (2) a $13 million increase in co-publishing and distribution net revenue primarily due to sales of titles from the Half-Life franchise launched in the second quarter of fiscal 2006, and (3) a $5 million increase in cellular handset net revenue. These increases were partially offset by $4 million lower frontline(b) net revenue.
Asia
For the three months ended June 30, 2006, net revenue in Asia decreased by $2 million, or 5 percent, as compared to the three months ended June 30, 2005. The decrease in net revenue for the three months ended June 30, 2006 was driven primarily by lower sales of co-publishing and distribution titles of $6 million. The overall decrease in net revenue was mitigated by sales of titles for the Xbox 360 of $4 million which had not yet been launched in the three months ended June 30, 2005. We estimate that changes in foreign exchange rates decreased reported net revenue in Asia by approximately $3 million, or 8 percent, for the three months ended June 30, 2006. Excluding the effect of foreign exchange rates, we estimate that Asia net revenue increased by approximately $1 million, or 3 percent for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.
Our total net revenue by product line for the three months ended June 30, 2006 and 2005 was as follows (in millions):

	Three Months Ended June 30,				Increase/	%
	2006		2005		(Decrease)	Change
Consoles
PlayStation 2	$99	24%	$117	32%	$(18)	(15%)
Xbox 360	61	15%	—	—	61	N/M
Xbox	23	5%	44	12%	(21)	(48%)
Nintendo GameCube	11	3%	22	6%	(11)	(50%)

Total Consoles	194	47%	183	50%	11	6%
PC	66	16%	74	21%	(8)	(11%)
Mobility
PSP	37	9%	33	9%	4	12%
Nintendo DS	8	2%	12	3%	(4)	(33%)
Game Boy Advance	7	2%	6	2%	1	17%
Cellular Handsets	33	8%	1	—	32	N/M

Total Mobility	85	21%	52	14%	33	63%
Co-publishing and Distribution	42	10%	30	8%	12	40%
Internet Services, Licensing and Other
Subscription Services	16	4%	15	4%	1	7%
Licensing, Advertising and Other	10	2%	11	3%	(1)	(9%)

Total Internet Services, Licensing and Other	26	6%	26	7%	—	—

Total Net Revenue	$413	100%	$365	100%	$48	13%

     PlayStation 2
For the three months ended June 30, 2006, net revenue from sales of titles for the PlayStation 2 was $99 million, driven primarily by sales of 2006 FIFA World Cup and The Godfather™ The Game. Overall, PlayStation 2 net revenue decreased $18 million, or 15 percent, compared to the three months ended June 30, 2005. Although we are unable to quantify the impact, we believe the decrease was primarily due to the transition to next-generation consoles.
     Xbox 360
The Xbox 360 was launched in North America, Europe and Japan during the three months ended December 31, 2005, and in the rest of Asia during the three months ended March 31, 2006. Net revenue from sales of titles for the Xbox 360 was $61 million for the three months ended June 30, 2006, driven by sales of 2006 FIFA World Cup, Battlefield 2: Modern Combat and EA SPORTS Fight Night Round 3. We expect net revenue from sales of titles for the Xbox 360 to increase in fiscal 2007 as the installed base grows and we release more titles.
     Xbox
For the three months ended June 30, 2006, net revenue from sales of titles for the Xbox was $23 million, driven primarily by sales of 2006 FIFA World Cup, The Godfather The Game and NFL Head Coach. Overall, Xbox net revenue decreased $21 million, or 48 percent, as compared to the three months ended June 30, 2005. Although we are unable to quantify the impact, we believe the decrease was primarily due to the transition to next-generation consoles. We expect to continue to see Xbox related net revenue to decline as consumers increasingly migrate to new platforms.

     Nintendo GameCube
For the three months ended June 30, 2006, net revenue from sales of titles for the Nintendo GameCube was $11 million, driven primarily by sales of 2006 FIFA World Cup and Need for Speed™ Underground 2. Overall, Nintendo GameCube net revenue decreased $11 million, or 50 percent, as compared to the three months ended June 30, 2005. Although we are unable to quantify the impact, we believe the decrease was primarily due to the transition to next-generation consoles. We expect to continue to see Nintendo GameCube related net revenue to decline as consumers increasingly migrate to new platforms.
     PC
For the three months ended June 30, 2006, net revenue from sales of titles for the PC was $66 million driven primarily by sales of titles from The Sims and Battlefield franchises. Overall, PC net revenue decreased $8 million, or 11 percent, as compared to the three months ended June 30, 2005. The decrease was primarily due to a decline in sales of the Battlefield franchise of $30 million as Battlefield 2 was released during the three months ended June 30, 2005. The overall decrease in net revenue was mitigated by higher sales from The Sims franchise and 2006 FIFA World Cup, totaling $17 million.
     Mobile Platforms
Net revenue from mobile products which consist of packaged goods games for handheld systems and downloadable games for cellular handsets increased from $52 million in the three months ended June 30, 2005 to $85 million in the three months ended June 30, 2006. The increase was primarily due to the $32 million year-over-year growth in our cellular handset games business resulting from our recent acquisition of JAMDAT.
     Co-Publishing and Distribution
Net revenue from co-publishing and distribution products increased from $30 million in the three months ended June 30, 2005 to $42 million in the three months ended June 30, 2006. The increase was due to sales of titles from the Half-Life franchise in the three months ended June 30, 2006.
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
Costs of goods sold for the three months ended June 30, 2006 and 2005 were as follows (in millions):

June 30,	% of Net	June 30,	% of Net
2006	Revenue	2005	Revenue	% Change

$168	40.7%	$151	41.4%	11.3%

In the three months ended June 30, 2006, cost of goods sold as a percentage of total net revenue decreased 0.7 percentage points to 40.7 percent from 41.4 percent for the three months ended June 30, 2005. The 0.7 percentage point improvement was primarily the result of a decrease in average product costs, which were partially offset by higher overall royalty costs and increased amortization of intangibles.
Average product costs decreased as a percentage of net revenue primarily due to a higher mix of cellular handset and Xbox 360 net revenue, lower warranty expense in North America in the current year and the impact of higher returns in Europe due to lower-than-expected demand for our products during the three months ended June 30, 2005. We estimate that lower average product costs as a percentage of net revenue increased total gross margin by approximately 7 percent.

The decrease in average product costs was partially offset by higher average royalty costs as a result of:
•	Higher license royalties as a percentage of total net revenue primarily due to the release of 2006 FIFA World Cup and NFL Head Coach in the current year as compared to Medal of Honor: European Assault in the prior year and the recent acquisition of JAMDAT which incurs license royalties on the majority of their products. We estimate that higher license royalties as a percentage of total net revenue decreased gross margin by approximately 6 percent.

•	Higher co-publishing and distribution royalties as a percentage of total net revenue due to the higher volume of co-publishing and distribution net revenue during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. We estimate that higher co-publishing and distribution royalties as a percentage of total net revenue decreased gross margin by approximately 1 percent.

•	Partially offset by lower third-party development royalties as a percentage of total net revenue primarily due to a lower mix of externally developed titles versus internally developed titles in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. We estimate that lower development royalties as a percentage of total net revenue increased gross margin by approximately 2 percent.
In addition to higher average royalty costs, we experienced higher amortization of intangibles as a result of our newly-acquired JAMDAT intangible assets, which we estimate lowered gross margin by approximately 1 percent.
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
Marketing and sales expenses for the three months ended June 30, 2006 and 2005 were as follows (in millions):

June 30,	% of Net	June 30,	% of Net
2006	Revenue	2005	Revenue	$ Change	% Change

$77	19%	$75	21%	$2	3%

Marketing and sales expenses increased by $2 million, or 3 percent, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The increase was primarily due to a $5 million increase in stock-based compensation expense as a result of our adoption of SFAS No. 123R.
We expect marketing and sales expenses to increase in absolute dollars in fiscal 2007 primarily due to our adoption of SFAS No. 123R.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three months ended June 30, 2006 and 2005 were as follows (in millions):

June 30,	% of Net	June 30,	% of Net
2006	Revenue	2005	Revenue	$ Change	% Change

$59	14%	$51	14%	$8	16%

General and administrative expenses increased by $8 million, or 16 percent, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The increase was primarily due to an $11 million increase in stock-based compensation expense as a result of our adoption of SFAS No. 123R.
We expect general and administrative expenses to increase in absolute dollars in fiscal 2007 primarily due to our adoption of SFAS No. 123R.
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
Research and development expenses for the three months ended June 30, 2006 and 2005 were as follows (in millions):

June 30,	% of Net	June 30,	% of Net
2006	Revenue	2005	Revenue	$ Change	% Change

$216	52%	$183	50%	$33	18%

Research and development expenses increased by $33 million, or 18 percent, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The increase was primarily due to (1) a $21 million increase in stock-based compensation expense as a result of our adoption of SFAS No. 123R and (2) an increase of $6 million in external development expenses primarily in our cellular handset business resulting from our acquisition of JAMDAT, as well as an increased number of products in development in our studios.
We expect research and development expenses to increase in absolute dollars in fiscal 2007 primarily as a result of (1) our recognition of stock-based compensation, and (2) our investment in developing titles for next-generation consoles, online and mobile platforms.
Amortization of Intangibles
Amortization of intangibles for the three months ended June 30, 2006 and 2005 were as follows (in millions):

June 30,	% of Net	June 30,	% of Net
2006	Revenue	2005	Revenue	$ Change	% Change

$6	1%	$1	—	$5	500%

Amortization of intangibles increased by $5 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 primarily due to the amortization of intangibles related to our acquisition of JAMDAT.
We expect amortization expenses of intangible assets to increase in fiscal 2007 primarily due to the amortization of intangibles related to our JAMDAT acquisition.
Acquired In-process Technology
In connection with our acquisitions of Mythic and the remaining shares of DICE, we expect to incur a charge for acquired in-process technology. Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have an alternative future use.

Restructuring Charges
Restructuring charges for the three months ended June 30, 2006 and 2005 were as follows (in millions):

June 30,	% of Net	June 30,	% of Net
2006	Revenue	2005	Revenue	$ Change	% Change

$6	1%	$—	—	$6	N/M

In November 2005, we announced plans to establish an international publishing headquarters in Geneva, Switzerland. Since that time and through our quarter ending September 30, 2006, we expect to continue to relocate certain current employees to our new facility in Geneva, close certain facilities in the U.K., and make other related changes in our international publishing business. During the three months ended June 30, 2006, restructuring charges were approximately $6 million of which $4 million was for employee-related expenses and $2 million in other costs in connection with our international publishing reorganization.
For the remainder of fiscal 2007, we expect to incur between $10 million and $15 million of restructuring costs. Overall, including charges incurred through June 30, 2006, we expect to incur between $40 million and $50 million of restructuring costs, substantially all of which will result in cash expenditures by 2017. These restructuring costs will consist primarily of employee-related relocation assistance (approximately $25 million), facility exit costs (approximately $10 million), as well as other reorganization costs (approximately $10 million). While we may incur severance costs paid to terminating employees in connection with the reorganization, we do not expect these costs to be significant.
Income Taxes
Income taxes for the three months ended June 30, 2006 and 2005 were as follows (in millions):

June 30,	Effective	June 30	Effective
2006	Tax Rate	2005	Tax Rate	% Change

$(17)	17.6%	$(23)	29.0%	26%

Our effective income tax rates were 17.6 percent and 29.0 percent for the three months ended June 30, 2006 and 2005, respectively. Because relatively small changes in our forecasted profitability for fiscal 2007 can significantly affect our projected annual effective tax rate, we believe our quarterly tax benefit rate of 17.6 percent is currently the most reliable estimate of our effective tax benefit rate. Accordingly, our quarterly tax rate for the three months ended June 30, 2006 and the remaining of fiscal 2007 largely depend on our profitability and could fluctuate significantly.
In addition, our effective income tax rates for the remainder of fiscal 2007 and future periods will depend on a variety of factors. For example, changes in our business, including acquisitions and intercompany transactions (for example, the acquisition of and intercompany transactions relating to both Mythic and DICE), changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, as well as changes in, or termination of, our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate for the remainder of fiscal 2007 and future periods. We incur certain tax expenses that do not decline proportionately with declines in our consolidated income. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income than higher levels. In addition, at lower levels of pre-tax income, our effective tax rate will be more volatile.
We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. taxes have been provided thereon.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position is a two-step process. The first step is a recognition process where we are required to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN 48 also requires new tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt it in our first quarter of fiscal year 2008. Any changes to our income taxes due to the adoption of FIN 48 are treated as the cumulative effect of a change in accounting principle. We are evaluating what impact the adoption of FIN 48 will have on our Condensed Consolidated Financial Statements. FIN 48 could have a material adverse impact on our Condensed Consolidated Financial Statements.
Impact of Recently Issued Accounting Standards
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies that interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement No. 125” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. We do not believe the adoption of SFAS No. 155 will have a material impact on our Condensed Consolidated Financial Statements.
In April 2006, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation (“FIN”) 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”. FSP FIN 46(R)-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46(R), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” which affects the determination of (1) whether the entity is a variable interest entity (“VIE”), (2) which interests are “variable interests” in the entity, and (3) which party, if any, is the primary beneficiary of the VIE. The guidance in the FSP FIN 46(R)-6 is required to be applied prospectively to all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a “reconsideration event” has occurred beginning in the first reporting period after June 15, 2006. We do not expect the adoption of FSP FIN 46(R)-6 to have a material impact on our Condensed Consolidated Financial Statements.
In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. The scope of EITF Issue No. 06-3 includes any transaction-based tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. The scope does not include taxes that are based on gross receipts or total revenues imposed during the inventory procurement process. Gross versus net income statement classification of that tax is an accounting policy decision and a voluntary change would be considered a change in accounting policy requiring the application of SFAS No. 154, “Accounting Changes and Error Corrections”. The following disclosures will be required for taxes within the scope of this issue that are significant in amount: (1) the accounting policy elected for these taxes and (2) the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis for all periods presented. The EITF Issue No. 06-3 ratified consensus is effective for interim and annual periods beginning after December 15, 2006. We do not expect the adoption of EITF Issue No. 06-3 to have a material impact on our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

	As of June 30,		Increase /
(In millions)	2006	2005	(Decrease)
Cash and cash equivalents	$1,248	$874	$374
Short-term investments	983	1,699	(716)
Marketable equity securities	166	176	(10)

Total	$2,397	$2,749	$(352)

Percentage of total assets	57%	70%

	Three Months Ended
	June 30,		Increase /
(In millions)	2006	2005	(Decrease)
Cash used in operating activities	$(38)	$(31)	$(7)
Cash provided by (used in) investing activities	11	(37)	48
Cash provided by (used in) financing activities	27	(318)	345
Effect of foreign exchange on cash and cash equivalents	6	(10)	16

Net increase (decrease) in cash and cash equivalents	$6	$(396)	$402

      Changes in Cash Flow

During the three months ended June 30, 2006, we used $38 million of cash from operating activities as compared to the use of $31 million for the three months ended June 30, 2005. The increase in cash used in operating activities for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 resulted primarily from an increase of $22 million in cash paid for income and other taxes. This increase was partially offset by a lower accounts receivable balance as of June 30, 2006 as compared to June 30, 2005, resulting from a higher percentage of net revenue recognized in the first two months of our first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006, which allowed us to collect a higher percentage of our receivables prior to the end of the quarter. We expect cash from operating activities to decline in fiscal 2007.
For the three months ended June 30, 2006, we generated $196 million of cash proceeds from maturities and sales of short-term investments and $37 million in proceeds from sales of common stock through our stock plans. Our primary use of cash in non-operating activities consisted of $149 million used to purchase short-term investments and $38 million in capital expenditures primarily related to the expansion of our Vancouver studio and investments in our worldwide development tools, technologies and equipment. During the remainder of fiscal 2007, we anticipate making continued capital investments in our studios as well as investments in technologies to support development of products for the next-generation of consoles, online infrastructure and mobile platforms.
On July 24, 2006, we completed our acquisition of Mythic for an approximate cash purchase price of $76 million. Based in Fairfax, Virginia, Mythic is a developer and publisher of massively multiplayer online role-playing games. We are in the process of allocating the purchase price to the various assets and liabilities we have acquired or assumed.
In March 2006, we signed an agreement to acquire the remaining outstanding shares of DICE and merge DICE into EA, which will allow DICE to become a fully integrated studio. We will pay approximately $24 million, or SEK 67.50 per share, in cash to DICE shareholders at the time of the merger. The merger is subject to customary closing conditions, including regulatory approvals, and is expected to close during the second quarter of fiscal 2007.

      Short-term investments and marketable equity securities

	As of	Percentage	As of	Percentage
	June 30,	of	March 31,	of	Increase /
	2006	Total	2006	Total	(Decrease)
Cash and cash equivalents	$1,248	56%	$1,242	55%	$6
Short-term investments	983	44%	1,030	45%	(47)

Cash, cash equivalents and short-term investments	$2,231	100%	$2,272	100%	$(41)

The increase in cash and cash equivalents was primarily due to $196 million in proceeds received from the maturities and sales of short-term investments and $159 million decrease in our net accounts receivable balance as of June 30, 2006 compared to March 31, 2006 resulting from our collection of receivables due as of March 31, 2006. These increases were partially offset by $149 million used to purchase short-term investments, and a $153 million decrease in accrued and other liabilities as of June 30, 2006 compared to March 31, 2006. Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2006, our short-term investments had gross unrealized losses of approximately $7 million, or 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized losses.
Marketable equity securities increased to $166 million as of June 30, 2006, from $160 million as of March 31, 2006, primarily due to an increase in the fair value of our investment in Ubisoft Entertainment.
      Receivables, net

Our gross accounts receivable balances were $225 million and $431 million as of June 30, 2006 and March 31, 2006, respectively. The decrease in our accounts receivable balance was primarily due to lower sales volumes in the first quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006 and the collection of receivables from the fourth quarter of fiscal 2006, which was expected as we traditionally have lower sales during our first fiscal quarter as compared to our fourth fiscal quarter. We expect our accounts receivable balance to increase during the three months ending September 30, 2006 based on our seasonal product release schedule. Reserves for sales returns, pricing allowances and doubtful accounts decreased in absolute dollars from $232 million as of March 31, 2006 to $184 million as of June 30, 2006. Principally due to the seasonality of our business, reserves decreased as a percentage of trailing nine month net revenue from 9 percent as of March 31, 2006, to 8 percent as of June 30, 2006. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.
      Inventories

Inventories decreased slightly to $59 million as of June 30, 2006, from $61 million as of March 31, 2006. Other than NCAA Football® 07 which shipped in early July 2006, no single title represented more than $5 million of inventory as of June 30, 2006.
      Other current assets

Other current assets decreased slightly to $231 million as of June 30, 2006, from $234 million as of March 31, 2006, primarily due to decreases in rebates and advertising credits owed to us by our vendors. These decreases were partially offset by an increase in prepaid royalties as we continue to invest in our product development and content.
      Accounts payable

Accounts payable decreased to $114 million as of June 30, 2006, from $163 million as of March 31, 2006, primarily due to the lower sales volume we experienced in the first quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006.
      Accrued and other current liabilities

Our accrued and other current liabilities decreased to $561 million as of June 30, 2006 from $706 million as of March 31, 2006. The decrease was primarily due to decreases in accrued income and other taxes, accrued compensation and benefits, as well as payments made in connection with the settlement of certain employee-related litigation matters and liabilities paid in connection with our JAMDAT acquisition. We anticipate our accrued and other liabilities balance will increase during the three months ending September 30, 2006 primarily due to an increase in royalties payable.
      Deferred income taxes, net

Our long-term net deferred income tax liability decreased to $18 million as of June 30, 2006 from $29 million as of March 31, 2006 primarily due to our expected future tax benefit recorded in relation to stock-based compensation expense.
      Financial Condition

We believe that existing cash, cash equivalents, short-term investments, marketable equity securities and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, capital expenditures, our Mythic acquisition and our acquisition of the remaining shares of DICE as well as potential future acquisitions or strategic investments. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, pursue strategic acquisitions and investments or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.
The loan financing arrangements supporting our Redwood City headquarters leases with Keybank National Association, described in the “Off-Balance Sheet Commitments” section below, are scheduled to expire in July 2007. Upon expiration of the financing, we may request, on behalf of the lessor and subject to lender approval, up to two one-year extensions of the loan financing between the lessor and the lender. In the event the lessor’s loan financing with the lenders is not extended, we may loan to the lessor approximately 90 percent of the financing, and require the lessor to extend the remainder through July 2009, otherwise the lease will terminate. Upon expiration of the lease, we may purchase the facilities for $247 million, or arrange for a sale of the facilities to a third party. In the event of a sale to a third party, if the sale price is less than $247 million, we will be obligated to reimburse the difference between the actual sale price and $247 million, up to maximum of $222 million, subject to certain provisions of the lease.
A portion of our cash, cash equivalents, short-term investments and marketable equity securities that was generated from operations domiciled in foreign tax jurisdictions (approximately $742 million as of June 30, 2006) is designated as indefinitely reinvested in the respective tax jurisdiction.
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
Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties including, but not limited to, those related to customer demand and acceptance of our products on new platforms and new versions of our products on existing platforms, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, the impact of competition, economic conditions in the United States and abroad, the seasonal and cyclical nature of our business and operating results, risks of product returns and the other risks described in the “Risk Factors” section, included in Part II, Item 1A of this report.
Contractual Obligations and Commercial Commitments
      Letters of Credit

In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe, which we have amended on a number of occasions. The standby letter of credit, as amended, guarantees performance of our obligations to pay Nintendo of Europe for trade payables. As of June 30, 2006, the standby letter of credit, as amended, guaranteed our trade payable obligations to Nintendo of Europe for up to €7 million. As of June 30, 2006, less than €1 million was payable to Nintendo of Europe under the standby letter of credit, as amended.
In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC in replacement of our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to approximately $1 million. The standby letter of credit expires in December 2006. As of June 30, 2006, we did not have a payable balance on this standby letter of credit.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, UEFA and FAPL (Football Association Premier League Limited) (professional soccer); NASCAR (stock car racing); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter, Batman and Superman); New Line Productions and Saul Zaentz Company (The Lord of the Rings); Red Bear Inc. (John Madden), National Football League Properties and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football, basketball and baseball); Simcoh (Def Jam); Viacom Consumer Products (The Godfather); ESPN (content in EA SPORTSTM games); and Twentieth Century Fox Licensing and Merchandising (The Simpsons). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.
The following table summarizes our minimum contractual obligations and commercial commitments as of June 30, 2006, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

				Commercial
	Contractual Obligations			Commitments
		Developer/		Letter of Credit,
Fiscal Year		Licensor		Bank and
Ending March 31,	Leases(1)	Commitments (2)	Marketing	Other Guarantees	Total

2007 (remaining nine months)	$41	$119	$41	$3	$204
2008	49	157	30	—	236
2009	46	166	31	—	243
2010	30	149	31	—	210
2011	20	283	32	—	335
Thereafter	57	707	186	—	950

Total	$243	$1,581	$351	$3	$2,178

(1)	See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information.

(2)	Developer/licensor commitments include $12 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheet as of June 30, 2006 because payment is not contingent upon performance by the developer or licensor.
The lease commitments disclosed above include contractual rental commitments of $24 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported on our Condensed Consolidated Balance Sheet as of June 30, 2006. See Note 6 in the Notes to Condensed Consolidated Financial Statements.
The commitments disclosed above do not include any commitments we may incur in connection with our acquisitions of DICE and Mythic. See below.

Transactions with Related Parties
On June 24, 2002, we hired Warren C. Jenson as our Executive Vice President, Chief Financial and Administrative Officer and agreed to loan him $4 million to be forgiven over four years based on his continuing employment. The loan did not bear interest. On June 24, 2004, pursuant to the terms of the loan agreement, we forgave $2 million of the loan and provided Mr. Jenson approximately $1.6 million to offset the tax implications of the forgiveness. On June 24, 2006, pursuant to the terms of the loan agreement, we forgave the remaining outstanding loan balance of $2 million. No additional funds were provided to offset the tax implications of the forgiveness of the $2 million.
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
In February 1995, we entered into a build-to-suit lease (“Phase One Lease”) with a third-party lessor for our headquarters facilities in Redwood City, California (“Phase One Facilities”). The Phase One Facilities comprise a total of approximately 350,000 square feet and provide space for sales, marketing, administration and research and development functions. In July 2001, the lessor refinanced the Phase One Lease with Keybank National Association through July 2006. The Phase One Lease expires in January 2039, subject to early termination in the event the underlying financing between the lessor and its lenders is not extended. Subject to certain terms and conditions, upon termination of the lease, we may purchase the Phase One Facilities or arrange for the sale of the Phase One Facilities to a third party.
Pursuant to the terms of the Phase One Lease, we have an option to purchase the Phase One Facilities at any time for a maximum purchase price of $132 million. In the event of a sale to a third party, if the sale price is less than $132 million, we will be obligated to reimburse the difference between the actual sale price and $132 million, up to maximum of $117 million, subject to certain provisions of the Phase One Lease, as amended.
On May 26, 2006, the lessor extended its loan financing underlying the Phase One Lease with its lenders through July 2007. We may request, on behalf of the lessor and subject to lender approval, up to two one-year extensions of the loan financing between the lessor and the lender. In the event the lessor’s loan financing with the lenders is not extended, we may loan to the lessor approximately 90 percent of the financing, and require the lessor to extend the remainder through July 2009; otherwise the lease will terminate. We account for the Phase One Lease arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended.
In December 2000, we entered into a second build-to-suit lease (“Phase Two Lease”) with Keybank National Association for a five and one-half year term beginning in December 2000 to expand our Redwood City, California headquarters facilities and develop adjacent property (“Phase Two Facilities”). Construction of the Phase Two Facilities was completed in June 2002. The Phase Two Facilities comprise a total of approximately 310,000 square feet and provide space for sales, marketing, administration and research and development functions. Subject to certain terms and conditions, upon termination of the lease, we may purchase the Phase Two Facilities or arrange for the sale of the Phase Two Facilities to a third party.
Pursuant to the terms of the Phase Two Lease, we have an option to purchase the Phase Two Facilities at any time for a maximum purchase price of $115 million. In the event of a sale to a third party, if the sale price is less than $115 million, we will be obligated to reimburse the difference between the actual sale price and $115 million, up to a maximum of $105 million, subject to certain provisions of the Phase Two Lease, as amended.
On May 26, 2006, the lessor extended the Phase Two Lease through July 2009 subject to early termination in the event the underlying loan financing between the lessor and its lenders is not extended. Concurrently with the extension of the lease, the lessor extended the loan financing underlying the Phase Two Lease with its lenders through July 2007. We may request, on behalf of the lessor and subject to lender approval, up to two one-year extensions of the loan financing between the lessor and the lender. In the event the lessor’s loan financing with the lenders is not extended, we may loan to the lessor approximately 90 percent of the financing, and require the lessor to extend the remainder through July 2009, otherwise the lease will terminate. We account for the Phase Two Lease arrangement as an operating lease in accordance with SFAS No. 13, as amended.

We believe that, as of June 30, 2006, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values of $117 million for the Phase One Facility and $105 million for the Phase Two Facility.

				Actual as of
Financial Covenants		Requirement		June 30, 2006
Consolidated Net Worth (in millions)		equal to or greater than	$2,293	$3,429
Fixed Charge Coverage Ratio		equal to or greater than	3.00	7.97
Total Consolidated Debt to Capital		equal to or less than	60%	6.7%
Quick Ratio -	Q1 & Q2	equal to or greater than	1.00	5.32
	Q3 & Q4	equal to or greater than	1.75	N/A
      Acquisitions of Digital Illusions C.E. and Mythic Entertainment
On July 24, 2006, we completed our acquisition of Mythic for an approximate cash purchase price of $76 million. Based in Fairfax, Virginia, Mythic is a developer and publisher of massively multiplayer online role-playing games. We are in the process of allocating the purchase price to the various assets and liabilities we have acquired or assumed.
In March 2006, we signed an agreement to acquire the remaining outstanding shares of DICE and merge DICE into EA, which will allow DICE to become a fully integrated studio. We will pay approximately $24 million, or SEK 67.50 per share, in cash to DICE shareholders at the time of the merger. The merger is subject to customary closing conditions, including regulatory approvals, and is expected to close during the second quarter of fiscal 2007.
      Litigation
On February 14, 2005, an employment-related class action lawsuit, Hasty v. Electronic Arts Inc., was filed against the company in Superior Court in San Mateo, California. The complaint alleges that we improperly classified “Engineers” in California as exempt employees and seeks injunctive relief, unspecified monetary damages, interest and attorneys’ fees. On May 16, 2006, the court granted its preliminary approval of a settlement pursuant to which we agreed to make a lump sum payment of approximately $15 million, to be paid to a third-party administrator, to cover (a) all claims allegedly suffered by the class members, (b) plaintiffs’ attorneys’ fees, not to exceed 25% of the total settlement amount, (c) plaintiffs’ costs and expenses, (d) any incentive payments to the named plaintiffs that may be authorized by the court, and (e) all costs of administration of the settlement. The hearing for the court to consider its final approval of the settlement is set for September 22, 2006.
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
      Foreign Currency Exchange Rate Risk
From time to time, we hedge some of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in our Condensed Consolidated Balance Sheet. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into net revenue or operating expenses, as appropriate in the period when the forecasted transaction is recorded. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net, in our Condensed Consolidated Statement of Operations. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in revenue and operating expenses. As of June 30, 2006, we had foreign currency option contracts outstanding with a total fair value of $3 million included in other current assets.
We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of approximately one month and are transacted near month-end. Therefore, the fair value of the forward contracts generally is not significant at each month-end. Our foreign exchange forward contracts are not designated as hedging instruments under SFAS No. 133 and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our Condensed Consolidated Balance Sheet, and gains and losses from changes in fair value are reported in interest and other income, net. The gains and losses on these forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated assets and liabilities, which are also reported in interest and other income, net, in our Condensed Consolidated Statement of Operations.
As of June 30, 2006, we had forward foreign exchange contracts to purchase and sell approximately $56 million in foreign currencies. Of this amount, $31 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $7 million to sell foreign currencies in exchange for British pound sterling and $18 million to purchase foreign currency in exchange for U.S. dollars. The fair value of our forward contracts was immaterial as of June 30, 2006.
The counterparties to these forward and option contracts are creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material.
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2006, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in potential loss in fair value of our option contracts of $3 million in both scenarios. A hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in potential losses on our forward contracts of $5 million and $7 million, respectively, as of June 30, 2006. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.
      Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. Additionally, the contractual terms of the securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the securities. Our investments are held for purposes other than trading. Also, we do not use derivative financial instruments in our short-term investment portfolio.
As of June 30, 2006 and March 31, 2006, our short-term investments were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of June 30, 2006 and March 31, 2006 (in millions):

	As of	As of
	June 30,	March 31,
	2006	2006
U.S. agency securities	$540	$575
Corporate bonds	199	178
U.S. Treasury securities	176	212
Asset-backed and other debt securities	68	65

Total short-term investments	$983	$1,030

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of June 30, 2006, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities Given			Fair Value	Valuation of Securities Given
	an Interest Rate Decrease of X			as of	an Interest Rate Increase of X
(In millions)	Basis Points			June 30	Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	2006	50 BPS	100 BPS	150 BPS

U.S. agency securities	$547	$545	$543	$540	$538	$536	$534
Corporate bonds	203	202	200	199	197	196	194
U.S. Treasury securities	180	179	177	176	174	173	171
Asset-backed and other debt securities	68	68	68	68	68	68	68

Total short-term investments	$998	$994	$988	$983	$977	$973	$967

     Market Price Risk
The value of our equity investments in publicly traded companies are subject to market price volatility. As of March 31, 2006, our marketable equity securities were classified as available-for-sale and, consequently, were recorded in our Condensed Consolidated Balance Sheets at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $166 million and $160 million as of June 30, 2006 and March 31, 2006, respectively.

At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents the hypothetical changes in fair value in our marketable equity securities as of June 30, 2006, arising from changes in market prices plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given an X			Fair Value	Valuation of Securities Given an X
	Percentage Decrease in Each			as of	Percentage Increase in Each
(In millions)	Stock's Market Price			June 30,	Stock's Market Price
	(75%)	(50%)	(25%)	2006	25%	50%	75%

Marketable equity securities	$42	$83	$125	$166	$208	$249	$291

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
      Changes in internal controls

During the quarter ended June 30, 2006, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On February 14, 2005, an employment-related class action lawsuit, Hasty v. Electronic Arts Inc., was filed against the company in Superior Court in San Mateo, California. The complaint alleges that we improperly classified “Engineers” in California as exempt employees and seeks injunctive relief, unspecified monetary damages, interest and attorneys’ fees. On May 16, 2006, the court granted its preliminary approval of a settlement pursuant to which we agreed to make a lump sum payment of approximately $15 million, to be paid to a third-party administrator, to cover (a) all claims allegedly suffered by the class members, (b) plaintiffs’ attorneys’ fees, not to exceed 25% of the total settlement amount, (c) plaintiffs’ costs and expenses, (d) any incentive payments to the named plaintiffs that may be authorized by the court, and (e) all costs of administration of the settlement. The hearing for the court to consider its final approval of the settlement is set for September 22, 2006.
In addition, we are subject to other claims and litigation arising in the ordinary course of business. We believe that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.
Item 1A. Risk Factors
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
We derive most of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony’s PlayStation 2 and Microsoft’s Xbox. The success of our business is driven in large part by the availability of an adequate supply of current-generation video game platforms, the timely release, adequate supply, and success of new video game hardware systems, our ability to accurately predict which platforms will be most successful in the marketplace, and our ability to develop commercially successful products for these platforms. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. Alternatively, a platform for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on a meaningful revenue opportunity. If the platforms for which we are developing products are not released when anticipated, are not available in adequate amounts to meet consumer demand, or do not attain wide market acceptance, our revenue will suffer, we may be unable to fully recover the resources we have committed, and our financial performance will be harmed.
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
In November 2005, Microsoft released the Xbox 360 and, in the coming months, we expect Sony and Nintendo to introduce new video game players into the market in various parts of the world. In order to publish products for a new video game player, we must take a license from the platform licensor, which gives the platform licensor the opportunity to set the fee structure that we must pay in order to publish games for that platform.
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
Throughout the history of our industry, many video games have been designed to include certain hidden content and gameplay features that are accessible through the use of in-game cheat codes or other technological means that are intended to enhance the gameplay experience. However, in several recent cases, hidden content or features have been found to be included in other publishers’ products by an employee who was not authorized to do so or by an outside developer without the knowledge of the publisher. From time to time, some hidden content and features have contained profanity, graphic violence and sexually explicit or otherwise objectionable material. In a few cases, the Entertainment Software Ratings Board (“ESRB”) has reacted to discoveries of hidden content and features by reviewing the rating that was originally assigned to the product, requiring the publisher to change the game packaging and/or fining the publisher. Retailers have on occasion reacted to the discovery of such hidden content by removing these games from their shelves, refusing to sell them, and demanding that their publishers accept them as product returns. Likewise, consumers have reacted to the revelation of hidden content by refusing to purchase such games, demanding refunds for games they’ve already purchased, and refraining from buying other games published by the company whose game contained the objectionable material.
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
If we do not continue to attract and retain key personnel, we will be unable to effectively conduct our business. In addition, compensation-related changes in accounting requirements, as well as evolving legal and operational factors, could have a significant impact on our expenses, financial controls and operating results.
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
We also require compatibility code and the consent of Microsoft, Sony and Nintendo in order to include online capabilities in our products for their respective platforms. As online capabilities for video game platforms become more significant, Microsoft, Sony and Nintendo could restrict our ability to provide online capabilities for our console platform products. If Microsoft, Sony or Nintendo refused to approve our products with online capabilities or significantly impacted the financial terms on which these services are offered to our customers, our business could be harmed.
Our international net revenue is subject to currency fluctuations.
For the three months ended June 30, 2006, international net revenue comprised 49 percent of our total net revenue. For the fiscal year ended March 31, 2006, international net revenue comprised 46 percent of our total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. While we utilize foreign exchange forward contracts to mitigate some foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) and, from time to time, foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries), our results of operations, including our reported net revenue and net income, and financial condition would be adversely affected by unfavorable foreign currency fluctuations, particularly the Euro, British pound sterling and Canadian dollar.
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
We incur certain tax expenses that do not decline proportionately with declines in our consolidated income. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income than higher levels. In addition, at lower levels of pre-tax income, our effective tax rate will be more volatile. Our overall effective income tax rate for the fiscal year will likely differ from this quarter’s effective tax rate, and in particular, it could be considerably higher.
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
Beginning in fiscal year 2007, we began to recognize expense for stock-based compensation related to our employee equity compensation and employee stock purchase programs. The recognition of this expense will significantly lower our reported net income (or increase our reported net loss).
Beginning in our current fiscal year, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”, which requires us to recognize compensation expense for all stock-based compensation based on estimated fair values. As a result, beginning with our first quarter of fiscal 2007, our operating results contain a charge for stock-based compensation related to the equity-based compensation we provide to our employees, as well as stock purchases under our 2000 Employee Stock Purchase Plan. This expense is in addition to the stock-based compensation expense we have recognized in prior periods related to restricted stock unit grants, acquisitions and other grants. The stock-based compensation charges we incur depend on the number of equity-based awards we grant, the number of shares of common stock we sell under our 2000 Employee Stock Purchase Plan, as well as a number of estimates and variables such as estimated forfeiture rates, the trading price and volatility of our common stock, the expected term of our options, and interest rates. As a result, our stock-based compensation charges can vary significantly from period to period. Going forward, our adoption of SFAS No. 123R will continue to significantly lower our reported net income (or increase our reported net loss), which could have an adverse impact on the trading price of our common stock.
Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.
As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC and national and international accounting standards bodies, the frequency of accounting policy changes may accelerate. For example, accounting policies affecting software revenue recognition have been the subject of frequent interpretations, which could significantly affect the way we account for revenue related to our products. In addition, the rules for tax accounting have recently been changed. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue and taxes, could have a significant adverse effect on our reported results although not necessarily on our cash flows. It is likely that, as the industry transitions to the next generation of consoles, a more significant portion of our business could be generated through online services and, as a result, we would recognize the related revenue over an extended period of time rather than up front and all at once.
The majority of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.
In the quarter ended June 30, 2006, over 70 percent of our U.S. sales were made to six key customers. In Europe, our top ten customers accounted for approximately 30 percent of our sales in that territory during the three months ended June 30, 2006. Worldwide, we had direct sales to one customer, Wal-Mart Stores, Inc., which represented approximately 11 percent of total net revenue in the three months ended June 30, 2006. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. Additionally, our receivables from these large customers increase significantly in the December quarter as they stock up for the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers.

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

Item 6. Exhibits
     The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of this report:

Exhibit
Number	Title

10.1	Registrant’s 2000 Equity Incentive Plan, as amended. (*)

10.2	Registrant’s 2000 Employee Stock Purchase Plan, as amended. (*)

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

ELECTRONIC ARTS INC. (Registrant)

/s/ Warren C. Jenson

DATED:	WARREN C. JENSON
August 8, 2006	Executive Vice President, Chief Financial and Administrative Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2006
EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

10.1	Registrant’s 2000 Equity Incentive Plan, as amended. (*)

10.2	Registrant’s 2000 Employee Stock Purchase Plan, as amended. (*)

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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