Form 10-Q
period 2006-09-30
ELECTRONIC ARTS INC
filed 2006-11-07
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 3, 2006, there were 308,495,018 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	September 30,	March 31,
(In millions, except par value data)	2006	2006 (a)

ASSETS

Current assets:
Cash and cash equivalents	$1,212	$1,242
Short-term investments	960	1,030
Marketable equity securities	204	160
Receivables, net of allowances of $172 and $232, respectively	267	199
Inventories	67	61
Deferred income taxes, net	89	86
Other current assets	210	234

Total current assets	3,009	3,012

Property and equipment, net	448	392
Investments in affiliates	11	11
Goodwill	709	647
Other intangibles, net	231	232
Other assets	103	92

TOTAL ASSETS	$4,511	$4,386

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$199	$163
Accrued and other current liabilities	634	706

Total current liabilities	833	869

Deferred income taxes, net	13	29
Other liabilities	61	68

Total liabilities	907	966

Commitments and contingencies (See Note 9)

Minority interest	13	12

Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 308 and 305 shares issued and outstanding, respectively	3	3
Paid-in capital	1,249	1,081
Retained earnings	2,182	2,241
Accumulated other comprehensive income	157	83

Total stockholders’ equity	3,591	3,408

TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$4,511	$4,386

See accompanying Notes to Condensed Consolidated Financial Statements.

(a)	Derived from audited financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(Unaudited)	September 30,		September 30,
(In millions, except per share data)	2006	2005	2006	2005

Net revenue	$784	$675	$1,196	$1,040
Cost of goods sold	339	284	506	434

Gross profit	445	391	690	606

Operating expenses:
Marketing and sales	108	107	185	182
General and administrative	72	52	131	103
Research and development	238	182	454	365
Amortization of intangibles	7	1	13	2
Acquired in-process technology	2	—	2	—
Restructuring charges	4	—	10	—

Total operating expenses	431	342	795	652

Operating income (loss)	14	49	(105)	(46)
Interest and other income, net	24	13	45	30

Income (loss) before provision for (benefit from) income taxes and minority interest	38	62	(60)	(16)
Provision for (benefit from) income taxes	16	9	(1)	(13)

Income (loss) before minority interest	22	53	(59)	(3)
Minority interest	—	(2)	—	(4)

Net income (loss)	$22	$51	$(59)	$(7)

Net income (loss) per share:
Basic	$0.07	$0.17	$(0.19)	$(0.02)
Diluted	$0.07	$0.16	$(0.19)	$(0.02)
Number of shares used in computation:
Basic	307	302	306	305
Diluted	315	314	306	305
See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(Unaudited)	September 30,
(In millions)	2006	2005

OPERATING ACTIVITIES
Net loss	$(59)	$(7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72	46
Stock-based compensation	70	—
Minority interest	—	4
Realized net losses on investments and sale of property and equipment	1	2
Tax benefit from exercise of stock options	—	92
Acquired in-process technology	2	—
Change in assets and liabilities:
Receivables, net	(63)	(20)
Inventories	(5)	(9)
Other assets	14	(16)
Accounts payable	35	34
Accrued and other liabilities	(111)	(145)

Net cash used in operating activities	(44)	(19)

INVESTING ACTIVITIES
Capital expenditures	(86)	(56)
Proceeds from sale of marketable equity securities	—	4
Proceeds from maturities and sales of short-term investments	680	321
Purchase of short-term investments	(604)	(281)
Acquisition of subsidiaries, net of cash acquired	(67)	(3)
Other investing activities	2	(1)

Net cash used in investing activities	(75)	(16)

FINANCING ACTIVITIES
Proceeds from sales of common stock through employee stock plans and other plans	85	60
Excess tax benefit from stock-based compensation	12	—
Repayment of note assumed in connection with acquisition	(14)	—
Repurchase and retirement of common stock	—	(709)

Net cash provided by (used in) financing activities	83	(649)

Effect of foreign exchange on cash and cash equivalents	6	(11)

Decrease in cash and cash equivalents	(30)	(695)
Beginning cash and cash equivalents	1,242	1,270

Ending cash and cash equivalents	1,212	575
Short-term investments	960	1,655

Ending cash, cash equivalents and short-term investments	$2,172	$2,230

Supplemental cash flow information:
Cash paid during the period for income taxes	$34	$10

Non-cash investing activities:
Change in unrealized gains (losses) on investments, net	$50	$54

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
We develop, market, publish and distribute interactive software games that are playable by consumers on home video game consoles (such as the Sony PlayStation® 2, Microsoft Xbox 360TM and Xbox®, and Nintendo GameCubeTM), personal computers, mobile platforms (including cellular handsets and handheld game players such as the PlayStation® Portable (“PSPTM”) and the Nintendo DSTM) and online, over the Internet and other proprietary online networks. Some of our games are based on content that we license from others (e.g., Madden NFL Football, The Godfather and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The SimsTM, Need for SpeedTM and BLACKTM). Our goal is to publish titles with mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Lord of the Rings and Harry Potter).
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, as filed with the United States Securities and Exchange Commission (“SEC”) on June 12, 2006.
(2) FISCAL YEAR AND FISCAL QUARTER
Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. As a result, fiscal 2006 contained 53 weeks with the first quarter containing 14 weeks. Our results of operations for the fiscal years ending March 31, 2007 and 2006 contain the following number of weeks:

Fiscal Years Ended	Number of Weeks	Fiscal Period End Date
March 31, 2007	52 weeks	March 31, 2007
March 31, 2006	53 weeks	April 1, 2006
Our results of operations for the three and six months ended September 30, 2006 and 2005 contained the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended September 30, 2006	13 weeks	September 30, 2006
Six months ended September 30, 2006	26 weeks	September 30, 2006

Three months ended September 30, 2005	13 weeks	October 1, 2005
Six months ended September 30, 2005	27 weeks	October 1, 2005
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
Prior to April 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 and adopted the disclosure-only provisions of SFAS No. 123, as amended. Also, as required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, we provided pro forma net income (loss) and net income (loss) per common share disclosures for stock-based awards as if the fair-value-based method defined in SFAS No. 123 had been applied.
Valuation and Expense Recognition. Upon adoption of SFAS No. 123R, we began to recognize compensation costs for stock-based payment transactions to employees based on their grant-date fair value over the service period for which such awards are expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our employee stock purchase plan is determined using the Black-Scholes valuation model, which was the same model previously used for the pro forma information required under SFAS No. 123. The determination of fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The Black-Scholes valuation model requires us to estimate the following key assumptions:
•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•	Expected volatility. We use our historical stock price volatility and consider the implied volatility computed based on the price of short-term options publicly traded on our common stock for our expected volatility assumption.

•	Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

•	Expected dividends.

The assumptions used in the Black-Scholes valuation model to value our option grants and employee stock purchase plan were as follows:

	Stock Option Grants		Employee Stock Purchase Plan
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	September 30, 2006	September 30, 2006	September 30, 2006	September 30, 2006
Risk-free interest rate	4.6%	4.7%	4.6%	4.6%
Expected volatility	35%	35%	32%	31%
Expected term	4.2 years	4.2 years	6-12 months	6-12 months
Expected dividends	None	None	None	None
Prior to our adoption of SFAS No. 123R, we valued our stock options based on the multiple-award valuation method and recognized the expense using the accelerated approach over the requisite service period. In conjunction with our adoption of SFAS No. 123R, we changed our method of recognizing our stock-based compensation expense for post-adoption grants to the straight-line approach over the requisite service period; however, we continue to value our stock options based on the multiple-award valuation method.
As required by SFAS No. 123R, employee stock-based compensation expense recognized in the three and six months ended September 30, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and our employee stock purchase plan included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of goods sold	$1	$—	$1	$—
Marketing and sales	4	—	9	—
General and administrative	9	—	20	—
Research and development	19	1	40	1

Stock-based compensation expense	33	1	70	1
Benefit for income taxes	(7)	(1)	(15)	(1)

Stock-based compensation expense, net of tax	$26	$—	$55	$—

As of September 30, 2006, the total unrecognized compensation cost related to stock options was $191 million, and restricted stock and restricted stock units was $74 million and is expected to be recognized over the weighted-average service period of 1.65 years and 2.39 years, respectively.

The adoption of SFAS No. 123R, using the fair value method, had the following effect on our pre-tax income (loss), net income (loss), and basic and diluted net income (loss) per share as compared to what would have been reported under APB No. 25 using the intrinsic value method, which was the method used prior to our adoption (in millions, except per share data):

	Three Months Ended			Six Months Ended
	September 30, 2006			September 30, 2006
		Intrinsic			Intrinsic
	Fair Value	Value	Impact of	Fair Value	Value	Impact of
	Method	Method	Change	Method	Method	Change
Income (loss) before provision for (benefit from) income taxes and minority interest	$38	$65	$(27)	$(60)	$1	$(61)
Net income (loss)	$22	$44	$(22)	$(59)	$(12)	$(47)
Net income (loss) per share:
Basic	$0.07	$0.14	$(0.07)	$(0.19)	$(0.04)	$(0.15)
Diluted	$0.07	$0.14	$(0.07)	$(0.19)	$(0.04)	$(0.15)
APIC Pool. In November 2005, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. The FASB allows for a practical exception in calculating the additional paid-in capital pool (“APIC pool”) of excess tax benefits upon adoption that is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. For employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R, the alternative transition method provides a simplified method to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation. It also provides a simplified method to determine the subsequent impact on the APIC pool and Condensed Consolidated Statements of Cash Flows for the tax effects of employee stock-based compensation awards. We elected to adopt the alternative transition method provided in FSP FAS No. 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R.
Cash Flow Impact. Prior to our adoption of SFAS No. 123R, cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows along with other tax cash flows. SFAS No. 123R requires a classification change in the statement of cash flows. As a result, tax benefits relating to excess stock-based compensation deductions, which had been included in operating cash flow activities, are now presented as financing cash flow activities (total cash flows remain unchanged).
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

The following table summarizes our stock option activity for the six months ended September 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (in years)	(in millions)
Outstanding at March 31, 2006	40,882	$40.02
Activity for the six months ended September 30, 2006:
Granted	3,718	50.64
Exercised	(2,532)	27.57
Forfeited, cancelled or expired	(1,628)	52.24
Exchange Program (cancelled)	(1,776)	64.92

Outstanding at September 30, 2006	38,664	$40.20	6.8	$636

Additional stock option-related information:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (in years)	(in millions)
Outstanding at September 30, 2006	38,664	$40.20	6.8	$636
Vested and expected to vest at September 30, 2006	36,451	$39.37	6.7	$628
Exercisable at September 30, 2006	22,692	$31.17	5.3	$568
A total of approximately 15 million shares were available for grant under our Equity Plan as of September 30, 2006, of which no more than approximately 13 million shares were eligible for grant in the form of restricted stock or restricted stock units.
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of September 30, 2006 which would have been received by the option holders had all option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
The weighted-average grant-date fair value of stock options granted during the three and six months ended September 30, 2006 was $17.63 and $17.66, respectively. The weighted-average grant-date fair value of stock options granted during the three and six months ended September 30, 2005 was $17.29 and $16.55, respectively. The total intrinsic value of options exercised during the three and six months ended September 30, 2006 was $31 million and $58 million, respectively. The total intrinsic value of options exercised during the three and six months ended September 30, 2005 was $32 million and $58 million, respectively. The total fair value (determined at the grant date) of shares vested during the three and six months ended September 30, 2006 was $22 million and $54 million, respectively. The total fair value (determined at the grant date) of shares vested during the three and six months ended September 30, 2005 was $31 million and $67 million, respectively.

The following table summarizes outstanding and exercisable options as of September 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-			Weighted-
	Number	Remaining	Average		Number	Average
Range of	of Shares	Contractual	Exercise	Potential	of Shares	Exercise	Potential
Exercise Prices	(in thousands)	Term (in years)	Price	Dilution	(in thousands)	Price	Dilution

$ 0.53 - $14.99	3,751	1.95	$11.26	1.2%	3,739	$11.29	1.2%
15.00 - 24.99	4,531	4.41	23.11	1.5%	4,521	23.11	1.5%
25.00 - 34.99	8,665	5.69	30.13	2.8%	8,207	30.09	2.7%
35.00 - 44.99	2,324	7.38	42.26	0.8%	1,362	42.06	0.4%
45.00 - 54.99	13,179	8.71	50.88	4.3%	3,349	49.02	1.1%
55.00 - 65.93	6,214	8.66	60.72	2.0%	1,514	60.90	0.5%

$ 0.53 - $65.93	38,664	6.78	$40.20	12.6%	22,692	$31.17	7.4%

Potential dilution is computed by dividing the options in the related range of exercise prices by the shares of common stock issued and outstanding as of September 30, 2006 (308 million shares).
     Restricted Stock Units and Restricted Stock
We grant restricted stock units and restricted stock (collectively referred to as “restricted stock rights”) under our Equity Plan to employees worldwide. Restricted stock units entitle holders to receive shares of common stock at the end of a specified period of time. Upon vesting, the equivalent number of common shares are typically issued net of tax withholdings. Restricted stock is issued and outstanding upon grant; however, restricted stock award holders are restricted from selling the shares until they vest. Upon vest, we will typically withhold shares to satisfy tax withholding requirements. Restricted stock rights are subject to forfeiture and transfer restrictions. Vesting for restricted stock rights are based on continued employment of the holder. If the vesting conditions are not met, unvested restricted stock rights will be forfeited. Generally, our restricted stock right grants vest according to one of the following vesting schedules:
•	100 percent after one year;

•	Three-year vesting with 25 percent cliff vesting at the end of each of the first and second years, and 50 percent cliff vesting at the end of the third year; or

•	Four-year vesting with 25 percent cliff vesting at the end of each year.
The following table summarizes our restricted stock right activity for the six months ended September 30, 2006:

	Restricted Stock	Weighted-
	Rights	Average Grant
	(in thousands)	Date Fair Value
Balance as of March 31, 2006	655	$52.21
Activity for the six months ended September 30, 2006:
Granted	783	51.76
Exchange Program (granted)	444	54.22
Vested	(36)	53.42
Forfeited	(45)	52.30

Balance as of September 30, 2006	1,801	$52.48

The weighted-average grant date fair value of restricted stock rights is based on the quoted market value of our common stock on the date of grant. The weighted-average fair value of restricted stock rights granted during the three months ended September 30, 2006 was $52.67. The weighted-average fair value of restricted stock rights granted during the three and six months ended September 30, 2005 was $59.47 and $53.49, respectively. The total fair value of restricted stock rights vested during the three and six months ended September 30, 2006 was $1 million and $2 million, respectively. There were no restricted stock rights vested during the three and six months ended September 30, 2005.

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
     Exchange Program
At our Annual Meeting of Stockholders, held on July 27, 2006, our stockholders approved a voluntary program (the “Exchange Program”) to permit our eligible employees to exchange certain outstanding stock options that were significantly “underwater” (that is, the exercise price is greater than the stock price) for a lesser number of shares of restricted stock rights to be granted under the Equity Plan. The Exchange Program commenced on August 16, 2006 and ended on September 15, 2006.
The Exchange Program was open to all of our employees who were employed by us on August 16, 2006 and were still an employee on the date on which the tendered options were cancelled and restricted stock rights were granted except (1) our “named executive officers” identified in our 2006 Annual Proxy Statement, (2) members of our Board of Directors, and (3) employees who reside in China, Belgium and Denmark due to restrictions arising under the local laws of those countries.
Option grants that had an exercise price per share equal to or greater than the “threshold price” were considered “eligible options”. The threshold price was $61.66, which represented 125 percent of the five-business day average closing price of our common stock prior to August 16, 2006, as reported on the NASDAQ Global Select Market, which was $49.324. Due to local tax law restrictions, U.K. approved options granted under the U.K Sub-Plan of the 2000 Plan approved by the U.K. HM Revenue & Customs on May 2, 2001 (“U.K. Approved Options”) were not eligible for exchange. However, options held by eligible employees other than U.K. Approved Options and that otherwise met the requirements for eligibility were eligible for exchange. Excluded from the offer were any option grants for fewer than five shares.
Eligible options exchanged under the program were cancelled following the expiration of the offer and restricted stock rights were granted. For restricted stock rights issued in exchange for unvested options, compensation expense will be recorded based on the grant-date fair value of the options tendered over their remaining original vesting period of those options. Restricted stock rights issued in connection with the Exchange Program vest over a period of up to three years.
The Exchange Program resulted in options to purchase approximately 1,776,000 shares of our common stock being exchanged for approximately 444,000 shares of restricted stock rights. In connection with the Exchange Program, a net total of 1,332,000 shares of common stock were returned to the Equity Plan for future issuance.
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
At our Annual Meeting of Stockholders, held on July 27, 2006, our stockholders approved an amendment to the ESPP to increase the number of shares authorized under the ESPP by 1.5 million. As a result, a total of 6.8 million shares have been authorized to be reserved for issuance under the ESPP.
Information related to stock issuances under this plan is as follows:

	Six Months Ended September 30,
	2006	2005
Number of shares issued (in thousands)	370	316
Exercise prices for purchase rights	$43.10	$42.31 to 47.95
Estimated weighted-average fair value of purchase rights	$17.30	$16.13

We issued new common stock out of the ESPP’s pool of authorized shares. The fair value above was estimated on the date of grant using the Black-Scholes option-pricing model assumptions described in this note under the headings “Adoption of SFAS No. 123R” and “Pre-SFAS No. 123R Pro Forma Accounting Disclosures”. As of September 30, 2006, we had approximately 3 million shares of common stock reserved for future issuance under the ESPP.
     Pre-SFAS No. 123R Pro Forma Accounting Disclosures
Prior to the adoption of SFAS No. 123R, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 and adopted the disclosure-only provisions of SFAS No. 123, as amended.
Had compensation cost for our stock-based compensation plans been measured based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123, as amended, we estimate that our reported net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants made under our stock-based compensation plan during the three and six months ended September 30, 2005:

	Three Months Ended	Six Months Ended
	September 30, 2005	September 30, 2005
Risk-free interest rate	3.9%	3.8%
Expected volatility	34%	34%
Expected term of stock options (in years)	3.5	3.4
Expected term of employee stock purchase plan (in months)	6	6
Expected dividends	None	None
Our calculations were based on a multiple-award valuation method and forfeitures were recognized when they occurred.

	Three Months Ended	Six Months Ended
(In millions, except per share data)	September 30, 2005	September 30, 2005
Net income (loss):
As reported	$51	$(7)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(26)	(51)

Pro forma	$25	$(58)

Net income (loss) per share:
As reported — basic	$0.17	$(0.02)
Pro forma — basic	$0.08	$(0.19)
As reported — diluted	$0.16	$(0.02)
Pro forma — diluted	$0.08	$(0.19)
(4) BUSINESS COMBINATIONS
     Mythic Entertainment
On July 24, 2006, we acquired all outstanding shares of Mythic Entertainment, Inc. (“Mythic”) for an aggregate purchase price of $76 million, including transaction costs. Based in Fairfax, Virginia, Mythic is a developer and publisher of massively multiplayer online role-playing games.
The results of operations of Mythic and the estimated fair market values of the acquired assets and assumed liabilities have been included in our Condensed Consolidated Financial Statements since the date of acquisition.

Except for acquired in-process technology, which is discussed below, the acquired finite-lived intangible assets are being amortized on a straight-line basis over estimated lives ranging from three to five years. The intangible assets that make up that amount as of the date of the acquisition include:

	Gross Carrying	Weighted-Average
	Amount	Useful Life
	(in millions)	(in years)
Developed and Core Technology	$15	4
Trade Name	6	5
Subscribers and Other Intangibles	1	5

Total Finite-Lived Intangibles	$22	4

We recorded $62 million of goodwill, none of which is tax deductible.
Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have alternative future use. Accordingly, we expensed $2 million of acquired in-process technology in our Condensed Consolidated Statements of Operations upon consummation of the acquisition.
The following table summarizes the preliminary allocation of assets acquired and liabilities assumed in connection with our acquisition of Mythic (in millions):

Current assets	$15
Property and equipment, net	1
Other long-term assets	1
Acquired in-process technology	2
Goodwill	62
Finite-lived intangibles	22
Liabilities	(27)

Total consideration	$76

We expect to finalize the preliminary purchase price allocation during the three months ended December 31, 2006.
     Digital Illusions C.E.
As of September 30, 2006, we owned 74 percent of Digital Illusions C.E.’s (“DICE”) Class A common stock. In October 2006, we acquired all of the remaining minority interest in DICE for a total of $24 million. Since January 27, 2005, we have included the assets, liabilities and results of operations of DICE in our Condensed Consolidated Financial Statements. We expect further adjustments to our purchase price allocation, including the allocation of goodwill, as a result of our purchase of the remaining minority interest of DICE.
(5) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill information is as follows (in millions):

				Effects of
	As of		Purchase	Foreign	As of
	March 31,	Goodwill	Accounting	Currency	September 30,
	2006	Acquired	Adjustments (1)	Translation	2006

Goodwill	$647	$62	$(4)	$4	$709

(1)	During the three months ended June 30, 2006, we finalized the purchase price allocation including the allocation of goodwill related to our JAMDAT Mobile Inc. (“JAMDAT”) acquisition. As a result, we reduced goodwill and the liability balance assumed from JAMDAT by $4 million.

Finite-lived intangibles consisted of the following (in millions):

	As of September 30, 2006
	Gross			Other
	Carrying	Accumulated		Intangibles,
	Amount	Amortization	Other	Net

Developed and Core Technology	$175	$(45)	$2	$132
Carrier Contracts and Related	85	(11)	—	74
Trade Name	42	(22)	—	20
Subscribers and Other Intangibles	16	(11)	—	5

Total	$318	$(89)	$2	$231

	As of March 31, 2006
	Gross			Other
	Carrying	Accumulated		Intangibles,
	Amount	Amortization	Other	Net

Developed and Core Technology	$160	$(31)	$—	$129
Carrier Contracts and Related	85	(2)	—	83
Trade Name	36	(21)	—	15
Subscribers and Other Intangibles	15	(9)	(1)	5

Total	$296	$(63)	$(1)	$232

Amortization of intangibles for the three and six months ended September 30, 2006 was $14 million (of which $7 million was recognized as cost of goods sold) and $26 million (of which $13 million was recognized as cost of goods sold), respectively. Amortization of intangibles for the three and six months ended September 30, 2005 was $3 million (of which $2 million was recognized as cost of goods sold) and $6 million (of which $4 million was recognized as cost of goods sold), respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years. As of September 30, 2006 and March 31, 2006, the weighted-average remaining useful life for finite-lived intangible assets was approximately 6.7 years and 7.2 years, respectively.
As of September 30, 2006, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31, 2007 (remaining six months)	$28
2008	49
2009	38
2010	33
2011	29
Thereafter	54

Total	$231

(6) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
Restructuring and asset impairment information as of September 30, 2006 was as follows (in millions):

					Fiscal 2004,
	Fiscal 2006 International			Fiscal 2006	2003 and 2002
	Publishing Reorganization			Restructuring	Restructurings
	Workforce	Facilities-related	Other	Workforce	Facilities-related	Total
Balances as of March 31, 2005	$—	$—	$—	$—	$10	$10
Charges to operations	3	8	3	10	—	24
Charges utilized in cash	(2)	—	(1)	(7)	(5)	(15)
Adjustments to operations	—	—	—	—	2	2

Balances as of March 31, 2006	$1	$8	$2	$3	$7	$21
Charges to operations	6	1	3	—	—	10
Charges utilized in cash	(7)	—	(4)	(2)	(2)	(15)

Balances as of September 30, 2006	$—	$9	$1	$1	$5	$16

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
     Fiscal 2006 International Publishing Reorganization
In November 2005, we announced plans to establish an international publishing headquarters in Geneva, Switzerland. Through our quarter ending September 30, 2006, we relocated certain employees to our new facility in Geneva, closed certain facilities in the U.K., and made other related changes in our international publishing business.
Since the inception of the restructuring plan, through September 30, 2006, we have incurred restructuring charges of approximately $24 million, of which $9 million was for the closure of certain U.K. facilities, $9 million for employee-related expenses, and $6 million in other costs in connection with our international publishing reorganization. The restructuring accrual of $10 million as of September 30, 2006 is expected to be utilized by March 2017. This accrual is included in other accrued expenses presented in Note 8 of the Notes to Condensed Consolidated Financial Statements.
In fiscal 2007, we expect to incur between $15 million and $20 million of restructuring costs in connection with our international publishing reorganization. Overall, including charges incurred through September 30, 2006, we expect to incur between $40 million and $50 million of restructuring costs, substantially all of which will result in cash expenditures by 2017. These restructuring costs will consist primarily of employee-related relocation assistance (approximately $25 million), facility exit costs (approximately $10 million), as well as other reorganization costs (approximately $10 million).
     Fiscal 2006 Restructuring
During the fourth quarter of fiscal 2006, we aligned our resources with our product plan for fiscal 2007 and strategic opportunities with next-generation consoles, online and mobile platforms. As part of this alignment, we recorded a total pre-tax restructuring charge of $10 million consisting entirely of one-time benefits related to headcount reductions, which are included in restructuring charges in our Condensed Consolidated Statements of Operations. As of September 30, 2006, an aggregate of $9 million in cash has been paid out under the restructuring plan. The remaining restructuring accrual of $1 million is expected to be utilized during fiscal 2007. This accrual is included in other accrued expenses presented in Note 8 of the Notes to Condensed Consolidated Financial Statements.
     Fiscal 2004, 2003 and 2002 Restructurings
In fiscal 2004, 2003 and 2002, we engaged in various restructurings based on management decisions. As of September 30, 2006, an aggregate of $29 million in cash had been paid out under these restructuring plans. The remaining projected net cash outlay of $5 million is expected to be utilized during our fiscal year ending March 31, 2007. The facilities-related accrued obligation shown above is net of $4 million of estimated future sub-lease income. The restructuring accrual is included in other accrued expenses presented in Note 8 of the Notes to Condensed Consolidated Financial Statements.
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
Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no significant performance remains with the licensor. When significant performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of September 30, 2006 and March 31, 2006, approximately $5 million and $9 million, respectively, of minimum guaranteed royalty obligations had been recognized.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. We had no impairments during the three and six months ended September 30, 2006 and 2005.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of	As of
	September 30,	March 31,
	2006	2006
Other current assets	$59	$76
Other assets	54	55

Royalty-related assets	$113	$131

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

	As of	As of
	September 30,	March 31,
	2006	2006
Accrued and other current liabilities	$99	$82
Other liabilities	2	7

Royalty-related liabilities	$101	$89

In addition, as of September 30, 2006, we were committed to pay approximately $1,542 million to co-publishing and/or distribution affiliates and content licensors, but significant performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 9 of the Notes to Condensed Consolidated Financial Statements.
(8) BALANCE SHEET DETAILS
     Inventories
Inventories as of September 30, 2006 and March 31, 2006 consisted of (in millions):

	As of	As of
	September 30,	March 31,
	2006	2006
Raw materials and work in process	$7	$1
Finished goods (including manufacturing royalties)	60	60

Inventories	$67	$61

     Property and Equipment, Net
Property and equipment, net, as of September 30, 2006 and March 31, 2006 consisted of (in millions):

	As of	As of
	September 30,	March 31,
	2006	2006
Computer equipment and software	$483	$418
Buildings	196	127
Leasehold improvements	87	78
Office equipment, furniture and fixtures	63	57
Land	62	57
Warehouse equipment and other	10	11
Construction in progress	8	59

	909	807
Less accumulated depreciation	(461)	(415)

Property and equipment, net	$448	$392

Depreciation expense associated with property and equipment amounted to $23 million and $46 million for the three and six months ended September 30, 2006, respectively. Depreciation expense associated with property and equipment amounted to $20 million and $40 million for the three and six months ended September 30, 2005, respectively.

     Accrued and Other Current Liabilities
Accrued and other current liabilities as of September 30, 2006 and March 31, 2006 consisted of (in millions):

	As of	As of
	September 30,	March 31,
	2006	2006
Accrued income taxes	$213	$234
Other accrued expenses	150	202
Accrued royalties	99	82
Accrued compensation and benefits	83	122
Deferred revenue	54	52
Accrued value added taxes	35	14

Accrued and other current liabilities	$634	$706

     Income Taxes
Effective Income Tax Rate for three and six months ended September 30, 2006
With respect to our projected annual effective income tax rate at the end of each quarter prior to the end of a fiscal year, we are required to make a projection of several items, including our projected mix of full-year income in each jurisdiction in which we operate and the related income tax expense in each jurisdiction. While this projection is inherently uncertain, for fiscal 2007, our projected tax rate is unusually volatile and subject to significantly greater variation. As such, as of the end of the second quarter of fiscal 2007 because relatively small changes in our forecasted profitability for fiscal 2007 can significantly affect our projected annual effective tax rate, we believe our tax rate for the six months ended September 30, 2006 is currently the most reliable estimate of our annual effective tax rate for fiscal 2007. Accordingly, the effective income tax rates reflected in our financial statements for the three and six months ended September 30, 2006 reflect only our estimated tax expense for the three months and estimated tax benefit for the six months ended September 30, 2006. The overall effective income tax rate for the fiscal year will likely be different from the tax rates in effect for the three and six months ended September 30, 2006 and could be considerably higher or potentially lower, as it will be particularly dependent on our profitability for the year.
Effective Income Tax Rate for three and six months ended September 30, 2005
During the three months ended September 30, 2005, our effective income tax rate was 15 percent which reflected various adjustments recorded in the three months ended September 30, 2005 for the resolution of certain tax-related matters with foreign tax authorities, offset by additional income tax provisions which resulted from certain intercompany transactions during the three months ended September 30, 2005. The net impact of these adjustments was that we recognized $9 million (or $0.03 per basic and diluted share) less income tax expense during the three and six months ended September 30, 2005 than we would have recognized had our projected effective income tax rate remained at our original projected annual effective income tax rate of 29 percent.
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
Pursuant to the terms of the Phase One Lease, we have an option to purchase the Phase One Facilities at any time for a purchase price of $132 million. In the event of a sale to a third party, if the sale price is less than $132 million, we will be obligated to reimburse the difference between the actual sale price and $132 million, up to maximum of $117 million, subject to certain provisions of the Phase One Lease, as amended.
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
Pursuant to the terms of the Phase Two Lease, we have an option to purchase the Phase Two Facilities at any time for a purchase price of $115 million. In the event of a sale to a third party, if the sale price is less than $115 million, we will be obligated to reimburse the difference between the actual sale price and $115 million, up to a maximum of $105 million, subject to certain provisions of the Phase Two Lease, as amended.
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
We believe that, as of September 30, 2006, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.

				Actual as of
Financial Covenants		Requirement		September 30, 2006

Consolidated Net Worth (in millions)		equal to or greater than	$2,310	$3,591
Fixed Charge Coverage Ratio		equal to or greater than	3.00	7.06
Total Consolidated Debt to Capital		equal to or less than	60%	6.4%
Quick Ratio —	Q1 & Q2	equal to or greater than	1.00	6.29
	Q3 & Q4	equal to or greater than	1.75	N/A
     Letters of Credit
In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe, which we have amended on a number of occasions. The standby letter of credit, as amended, guarantees performance of our obligations to pay Nintendo of Europe for trade payables. As of September 30, 2006, the standby letter of credit, as amended, guaranteed our trade payable obligations to Nintendo of Europe for up to €20 million. As of September 30, 2006, €1 million was payable to Nintendo of Europe under the standby letter of credit, as amended.

In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC in replacement of our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to approximately $1 million. The standby letter of credit expires in December 2006. As of September 30, 2006, we did not have a payable balance on this standby letter of credit.
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
The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2006 (in millions):

				Commercial
	Contractual Obligations			Commitments
		Developer/		Letter of Credit,
Fiscal Year		Licensor		Bank and
Ending March 31,	Leases	Commitments (1)	Marketing	Other Guarantees	Total

2007 (remaining six months)	$31	$44	$27	$7	$109
2008	48	162	30	1	241
2009	48	170	31	—	249
2010	35	165	31	—	231
2011	26	283	31	—	340
Thereafter	63	723	186	—	972

Total	$251	$1,547	$336	$8	$2,142

(1)	Developer/licensor commitments include $5 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of September 30, 2006 because payment is not contingent upon performance by the developer or licensor.
The lease commitments disclosed above include contractual rental commitments of $21 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported on our Condensed Consolidated Balance Sheets as of September 30, 2006. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

     Acquisition of Digital Illusions C.E.
As of September 30, 2006, we owned 74 percent of Digital Illusions C.E.’s (“DICE”) Class A common stock. In October 2006, we acquired all of the remaining minority interest in DICE for a total of $24 million. Since January 27, 2005, we have included the assets, liabilities and results of operations of DICE in our Condensed Consolidated Financial Statements. We expect further adjustments to our purchase price allocation, including the allocation of goodwill, as a result of our purchase of the remaining minority interest of DICE.
     Legal Proceedings
On February 14, 2005, an employment-related class action lawsuit, Hasty v. Electronic Arts Inc., was filed against the company in Superior Court in San Mateo, California. The complaint alleges that we improperly classified “Engineers” in California as exempt employees and seeks injunctive relief, unspecified monetary damages, interest and attorneys’ fees. On May 16, 2006, the court granted its preliminary approval of a settlement pursuant to which we agreed to make a lump sum payment of approximately $15 million, to a third-party administrator to cover (a) all claims allegedly suffered by the class members, (b) plaintiffs’ attorneys’ fees, not to exceed 25% of the total settlement amount, (c) plaintiffs’ costs and expenses, (d) any incentive payments to the named plaintiffs that may be authorized by the court, and (e) all costs of administration of the settlement. On September 22, 2006, the court granted final approval of the settlement.
On September 14, 2006, we received an informal inquiry from the Securities and Exchange Commission requesting certain documents and information relating to our stock option grant practices from January 1, 1997 to the present. We intend to cooperate with all matters related to this request.
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

The components of comprehensive income for the three and six months ended September 30, 2006 and 2005 are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$22	$51	$(59)	$(7)

Other comprehensive income:
Change in unrealized gains on investments, net of tax expense of $0 for each period	44	7	50	54
Reclassification adjustment for losses realized on investments in net income (loss), net of tax benefit of $0 for each period	1	—	1	—
Change in unrealized gains (losses) on derivative instruments, net of tax expense (benefit) of $0, $0 and $0, $1, respectively	(3)	—	(3)	4
Foreign currency translation adjustments	8	3	26	(8)

Total other comprehensive income	$50	$10	$74	$50

Total comprehensive income	$72	$61	$15	$43

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
(11) NET INCOME (LOSS) PER SHARE
The following table summarizes the computations of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock, restricted stock units, warrants and other convertible securities using the treasury stock method.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2006	2005	2006	2005
Net income (loss)	$22	$51	$(59)	$(7)

Shares used to compute net income (loss) per share:
Weighted-average common stock outstanding — basic	307	302	306	305
Dilutive potential common shares	8	12	—	—

Weighted-average common stock outstanding — diluted	315	314	306	305

Net income (loss) per share:
Basic	$0.07	$0.17	$(0.19)	$(0.02)
Diluted	$0.07	$0.16	$(0.19)	$(0.02)
As a result of our net loss for the six months ended September 30, 2006, we have excluded certain stock awards from the diluted earnings per share calculation as their inclusion would have been antidilutive. Had we reported net income for this period, an additional 8 million shares of potential common stock equivalents would have been included in the number of shares used to calculate diluted earnings per share for the six months ended September 30, 2006.

As a result of our net loss for the six months ended September 30, 2005, we have excluded certain stock awards from the diluted earnings per share calculation as their inclusion would have been antidilutive. Had we reported net income for this period, an additional 11 million shares of potential common stock equivalents would have been included in the number of shares used to calculate diluted earnings per share for the six months ended September 30, 2005.
Options to purchase 17 million and 19 million shares of common stock were excluded from the above computation of diluted shares for the three and six months ended September 30, 2006, respectively, as their inclusion would have been antidilutive. For the three and six months ended September 30, 2006, the weighted-average exercise price of these shares was $54.98 and $54.87 per share, respectively.
Options to purchase 6 million shares of common stock were excluded from the above computation of diluted shares for both the three and six months ended September 30, 2005, respectively, as their inclusion would have been antidilutive. For the three and six months ended September 30, 2005, the weighted-average exercise price of these shares was $64.44 and $64.16 per share, respectively.
(12) RELATED PARTY TRANSACTION
On June 24, 2002, we hired Warren C. Jenson as our Executive Vice President, Chief Financial and Administrative Officer and agreed to loan him $4 million to be forgiven over four years based on his continuing employment. The loan did not bear interest. On June 24, 2004, pursuant to the terms of the loan agreement, we forgave $2 million of the loan and provided Mr. Jenson approximately $1.6 million to offset the tax implications of the forgiveness. On June 24, 2006, pursuant to the terms of the loan agreement, we forgave the remaining outstanding loan balance of $2 million. No additional funds were provided to offset the tax implications of the forgiveness of the $2 million balance.
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
The following table summarizes the financial performance of our Publishing segment and a reconciliation of our Publishing segment’s profit to our consolidated operating income (loss) (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Publishing segment:
Net revenue	$748	$690	$1,126	$1,034
Depreciation and amortization	(6)	(4)	(11)	(11)
Other expenses	(453)	(418)	(699)	(656)

Publishing segment profit	289	268	416	367

Reconciliation to consolidated operating income (loss):
Other:
Net revenue	36	(15)	70	6
Depreciation and amortization	(31)	(19)	(61)	(35)
Other expenses	(280)	(185)	(530)	(384)

Consolidated operating income (loss)	$14	$49	$(105)	$(46)

Publishing segment profit differs from consolidated operating income (loss) primarily due to the exclusion of substantially all of our research and development expense as well as certain corporate functional costs that are not allocated to the publishing organizations.
Information about our total net revenue by product line for the three and six months ended September 30, 2006 and 2005 is presented below (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Consoles PlayStation 2	$269	$304	$369	$421
Xbox 360	166	—	226	—
Xbox	65	136	88	180
Nintendo GameCube	14	27	24	49

Total Consoles	514	467	707	650
PC	86	91	152	165
Mobility PSP	64	45	101	77
Nintendo DS	14	8	23	20
Game Boy Advance	8	7	14	13
Cellular Handsets	35	2	68	3

Total Mobility	121	62	206	113
Co-publishing and Distribution	39	32	81	62
Internet Services, Licensing and Other Subscription Services	15	14	31	29
Licensing, Advertising and Other	9	9	19	21

Total Internet Services, Licensing and Other	24	23	50	50

Total Net Revenue	$784	$675	$1,196	$1,040

Information about our operations in North America, Europe and Asia as of and for the three and six months ended September 30, 2006 and 2005 is presented below (in millions):

	North
	America	Europe	Asia	Total
Three months ended September 30, 2006
Net revenue from unaffiliated customers	$512	$245	$27	$784
Long-lived assets	1,157	218	13	1,388

Three months ended September 30, 2005
Net revenue from unaffiliated customers	$443	$191	$41	$675
Long-lived assets	334	205	10	549

Six months ended September 30, 2006
Net revenue from unaffiliated customers	$721	$414	$61	$1,196

Six months ended September 30, 2005
Net revenue from unaffiliated customers	$627	$335	$78	$1,040
Our direct sales to GameStop Corp. represented approximately 16 percent and 14 percent of total net revenue for the three and six months ended September 30, 2006, respectively. Our direct sales to Wal-Mart Stores, Inc. represented approximately 14 percent and 13 percent of total net revenue for the three and six months ended September 30, 2006, respectively, and approximately 14 percent of total net revenue for both the three and six months ended September 30, 2005.
(14) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies that interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement No. 125” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our Condensed Consolidated Financial Statements.
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
In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN No. 48, the evaluation of a tax position is a two-step process. The first step is a recognition process where we are required to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN No. 48 also requires new tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt it in our first quarter of fiscal year 2008. Any changes to our income taxes due to the adoption of FIN No. 48 are treated as the cumulative effect of a change in accounting principle. We are evaluating what impact the adoption of FIN No. 48 will have on our Condensed Consolidated Financial Statements; however, FIN No. 48 could have a material impact on our Condensed Consolidated Financial Statements.
In September 2006, the SEC issued SAB No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, must be quantified on the current year financial statements. When a current year misstatement has been quantified, SAB No. 99, “Financial Statements -

Materiality” should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB No. 108 also discusses the implications of misstatements uncovered upon the application of SAB No. 108 in situations when a registrant has historically been using either the iron curtain approach or the rollover approach as described in the SAB. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their annual financial statements covering the first fiscal year ending after November 15, 2006. We are evaluating what impact the adoption of SAB No. 108 will have on our Condensed Consolidated Financial Statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our Condensed Consolidated Financial Statements.
In October 2006, the FASB issued FSP FAS No. 123(R)-5. FSP FAS No. 123(R)-5 addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS No. 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)”. If (1) there is no increase in fair value of the award or the anti-dilution provision is not added to the terms of the award in contemplation of an equity restructuring, and (2) all holders of the same class of equity instruments are treated in the same manner, no change in recognition or measurement will result for instruments that were originally issued as employee compensation and then modified in connection with an equity restructuring that occurs when the holders are no longer employees. The provisions in FSP FAS No. 123(R)-5 are effective for the first reporting period beginning after October 10, 2006. We do not expect the adoption of FSP FAS No. 123(R)-5 to have a material impact on our Condensed Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of September 30, 2006, the related condensed consolidated statements of operations for the three-month and six-month periods ended September 30, 2006 and October 1, 2005, and the related condensed consolidated statements of cash flows for the six-month periods ended September 30, 2006 and October 1, 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
November 6, 2006

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
OVERVIEW
The following overview is a top-level discussion of our operating results as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and six months ended September 30, 2006, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” or the Condensed Consolidated Financial Statements and related notes. Additional information can be found within the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed with the SEC on June 12, 2006 and in other documents we have filed with the SEC.
About Electronic Arts
We develop, market, publish and distribute interactive software games that are playable by consumers on home video game consoles (such as the Sony PlayStation® 2, Microsoft Xbox 360TM and Xbox®, and Nintendo GameCubeTM), personal computers, mobile platforms (including cellular handsets and handheld game players such as the PlayStation® Portable (“PSPTM”) and the Nintendo DSTM) and online, over the Internet and other proprietary online networks. Some of our games are based on content that we license from others (e.g., Madden NFL Football, The Godfather and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The SimsTM, Need for SpeedTM and BLACKTM). Our goal is to publish titles with mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Lord of the Rings and Harry Potter).
Overview of Financial Results
Total net revenue for the three months ended September 30, 2006 was $784 million, up 16 percent as compared to the three months ended September 30, 2005. Net revenue for the three months ended September 30, 2006 was driven by sales of Madden NFL 07, NCAA® Football 07, FIFA 07, NBA Live 07 and NHL® 07. Madden NFL 07 sold over five million copies in the quarter. NCAA Football 07 sold over two million copies in the quarter.
Net income for the three months ended September 30, 2006 was $22 million as compared to $51 million for the three months ended September 30, 2005. Diluted net income per share for the three months ended September 30, 2006 was $0.07 as compared to $0.16 for the three months ended September 30, 2005.
We used $44 million in cash from operations during the six months ended September 30, 2006 as compared to $19 million during the six months ended September 30, 2005. The increase in cash used in operating activities for the six months ended September 30, 2006 as compared to the six months ended September 30, 2005 resulted primarily from (1) an increase of $24 million paid for income taxes, (2) $16 million paid in connection with the settlement of certain employee-related litigation matters, and (3) $15 million in acquisition-related restricted cash. These payments were partially offset by a decrease in prepaid royalties as compared to the prior year.
Stock-Based Compensation. Beginning in fiscal 2007, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”, which requires us to recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. See Note 3 of the Notes to Condensed Consolidated Financial Statements. The following table summarizes our stock-based compensation expense resulting from stock options, restricted stock units, restricted stock awards and our employee stock purchase plan included in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of goods sold	$1	$—	$1	$—
Marketing and sales	4	—	9	—
General and administrative	9	—	20	—
Research and development	19	1	40	1

Stock-based compensation expense	33	1	70	1
Benefit for income taxes	(7)	(1)	(15)	(1)

Stock-based compensation expense, net of tax	$26	$—	$55	$—

As of September 30, 2006, the total unrecognized compensation cost related to stock options was $191 million, and restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $74 million and is expected to be recognized over the weighted-average service period of 1.65 years and 2.39 years, respectively.
On September 15, 2006, we completed a stock option exchange program pursuant to which permitted eligible employees were able to exchange certain outstanding stock options that were significantly “underwater” (that is, the exercise price of the stock option was greater than the trading price of our common stock at that time) for a lesser number of shares of restricted stock rights, which were granted under our 2000 Equity Incentive Plan. In the exchange program, eligible employees exchanged stock options to purchase approximately 1,776,000 shares of our common stock for 444,000 shares of restricted stock rights.
Management’s Overview of Historical and Prospective Business Trends
Transition to Next-Generation Consoles. Our industry is cyclical and in the midst of a transition stage heading into the next cycle. Microsoft launched the Xbox 360 in November 2005. We expect Sony to introduce the PlayStation® 3 beginning in November 2006 in North America and Japan and continuing through spring 2007 in Europe and elsewhere. We expect Nintendo to introduce the Wii™ in November in North America and in December in Japan and Europe. We expect that, as the current generation of consoles continue to progress and eventually reach the end of their commercial life cycle and next-generation consoles are introduced into the market, sales of video games for current-generation consoles will continue to decline as consumers replace their current-generation consoles with next-generation consoles, or defer game software purchases until they are able to purchase a next-generation console. This pattern is referred to in our industry as a “transition” to next-generation consoles. During this transition, we intend to continue to develop new titles for current-generation video game consoles while we also continue to make significant investments in the development of products for next-generation consoles. We expect the average selling prices and the number of units of our titles for current-generation consoles to continue to decline as more value-oriented consumers purchase current-generation consoles, a greater number of competitive titles are published at reduced price points, and consumers potentially defer purchases in anticipation of next-generation consoles. Although there can be no assurance, and our actual results could differ materially, we expect gross margin pressure as a result of (1) a decrease in average selling prices of titles for current-generation platforms, (2) higher license royalty rates, and (3) amortization of our newly-acquired intangible assets.
We have incurred, and expect to continue to incur, higher costs during this transition to next-generation consoles. Moreover, we expect development costs for next-generation video games to be greater on a per-title basis than development costs for current- generation video games. As we move through the life cycle of current-generation consoles, we will continue to devote significant resources to the development of current-generation titles while at the same time continuing to invest heavily in tools, technologies and titles for the next generation of platforms and technology. We expect our operating results to continue to be volatile and difficult to predict.
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
We have developed and published games for a variety of handheld platforms, including the Nintendo Game Boy and Game Boy Advance, for several years. The introductions of the Sony PSP and the Nintendo DS, with their richer graphics, deeper gameplay, and online functionality, provide a richer mobile gaming experience for consumers.
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
As mobile technology continues to evolve and the installed base of both handheld game systems and game-enabled cellular phones likely expands, we anticipate that sales of our titles for mobile platforms — for both handhelds and cellular handsets — will become an increasingly important part of our business.
Investment in Online. Today, we generate net revenue from a variety of online products and services, including casual games and downloadable content marketed under our Pogo brand, persistent state world games such as Ultima OnlineTM, PC-based downloadable content and online-enabled packaged goods. As the nature of online game offerings expands and evolves, we anticipate long-term opportunities for growth in this area. For example, we expect that consumers will take advantage of the online connectivity of next-generation consoles at a much higher rate than they have on current-generation consoles, allowing more consumers to enhance their gameplay experience through multiplayer activity, community-building and downloading content. We plan to increase the amount of content available for download on the PC and consoles, and to increase the number of PC-based games that can be downloaded electronically. In addition, we plan to expand our casual game offerings internationally and to invest in growing genres such as mid-session games. To further enhance our online offerings, we acquired Mythic Entertainment (“Mythic”), a developer and publisher of massively multiplayer online role-playing games on July 24, 2006. Although we intend to make significant investments in online products, infrastructure and services and believe that online gameplay will become an increasingly important part of our business in the long term, we do not expect revenue from persistent state world games or online gameplay and distribution to be significant in fiscal 2007.
International Expansion. We expect international sales to remain a fundamental part of our business. As part of our international expansion strategy, we may seek to partner with established local companies through acquisitions, joint ventures or other similar arrangements. We are planning to expand our development and business activities internationally. We believe that in order to succeed internationally, it is important to locally develop content that is specifically directed toward local cultures and consumers. As such, we expect to continue to devote resources to hiring local development talent and expanding our infrastructure outside of North America, most notably, through the expansion and creation of local studio facilities in Asia. In addition, we are in the process of establishing online game marketing, publishing and distribution functions in China and Singapore.
Sales of “Hit” Titles. Sales of “hit” titles, several of which were top sellers in a number of countries, contributed significantly to our net revenue. Our top-selling titles across all platforms worldwide during the three months ended September 30, 2006 were Madden NFL 07, NCAA Football 07, FIFA 07, NBA Live 07 and NHL 07. Hit titles are important to our financial performance because they benefit from overall economies of scale. We have developed, and it is our objective to continue to develop, many of our hit titles to become franchise titles that can be regularly iterated.
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
Foreign Currency Exchange Impact. Net revenue from international sales accounted for approximately 40 percent of our total net revenue during the first six months of both fiscal 2007 and 2006. Our international net revenue was primarily driven by sales in Europe and, to a lesser extent, in Asia. Year-over-year, foreign exchange rates had an insignificant impact on our net revenue for the six months ended September 30, 2006; however, our future results of operations, including our reported net revenue and net income, and financial condition could be significantly affected by foreign currency fluctuations.
Acquisitions, Investments and Strategic Transactions. We have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions, including (1) acquisitions of companies, businesses, intellectual properties, and other assets, and (2) investments in new interactive entertainment businesses, such as online and mobile games. During October 2006, we completed our acquisition of Digital Illusions C.E. (“DICE”) by purchasing the remaining outstanding DICE shares. In July 2006, we acquired Mythic as part of our efforts to accelerate our growth in the massively multiplayer online role-playing market. In fiscal 2006, we acquired JAMDAT as part of our efforts to accelerate our growth in mobile gaming.
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
Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements, we must make assumptions and judgments in order to: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3)

determine whether vendor-specific objective evidence of fair value (“VSOE”) exists for each undelivered element; and (4) allocate the total price among the various elements we must deliver. Changes to any of these assumptions or judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period. For example, some of our products are sold with online services. Because we are able to determine VSOE for the online services to be delivered, we are able to allocate the total price received from the combined product and online service sale between the elements and recognize the related revenue separately. If we were unable to determine VSOE for the online services to be delivered, all revenue from the transaction would be recognized over the online service period.
Product revenue, including sales to resellers and distributors (“channel partners”), is recognized when the above criteria are met. We reduce product revenue for estimated future returns, price protection, and other offerings, which may occur with our customers and channel partners. In certain countries, we have stock-balancing programs for our PC and video game system products, which allow for the exchange of these products by resellers under certain circumstances. It is our general practice to exchange products or give credits rather than to give cash refunds.
In certain countries, from time to time, we decide to provide price protection for both our PC and video game system products. When evaluating the adequacy of sales returns and price protection allowances, we analyze historical returns, current sell-through of distributor and retailer inventory of our products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products, and other related factors. In addition, we monitor the volume of sales to our channel partners and their inventories, as substantial overstocking in the distribution channel could result in high returns or higher price protection costs in subsequent periods.
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
Determining whether a transaction constitutes an online service transaction or a download of a product can be difficult; however, the accounting for these transactions is significantly different. Revenue from product downloads is recognized when the download occurs assuming all other recognition criteria are met. Revenue from online services is recognized as the services are rendered. In addition, some of our online services do not have a defined service period. In those situations, we recognize revenue over the estimated service period. Determining the estimated service period is inherently subjective and is subject to regular revision based on historical online usage.
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

Significant judgment is required to estimate the effective royalty rate for a particular contract. Because the computation of effective royalty rates requires us to project future revenue, it is inherently subjective as our future revenue projections must anticipate, for example, (1) the total number of titles subject to the contract, (2) the timing of the release of these titles, (3) the number of software units we expect to sell, and (4) future pricing. Determining the effective royalty rate for hit-based titles is particularly difficult due to the inherent risk of such titles. Accordingly, if our future revenue projections change, our effective royalty rates would change, which could impact the royalty expense we recognize. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the release of the product. Accordingly, payments that are due prior to completion of a product are generally amortized to research and development over the development period as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold.
Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no significant performance remains with the licensor. When significant performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of September 30, 2006 and March 31, 2006, approximately $5 million and $9 million, respectively, of minimum guaranteed royalty obligations had been recognized.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. We had no impairments during the three and six months ended September 30, 2006 and 2005.
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
Under current accounting standards, we make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate a potential impairment in the remaining value of the assets recorded on our Condensed Consolidated Balance Sheets. In order to determine if a potential impairment has occurred, management makes various assumptions about the future value of the asset by evaluating future business prospects and estimated cash flows. Our future net cash flows are primarily dependent on the sale of products for play on proprietary video game consoles, handheld game players, PCs and cellular handsets (“platforms”). The sales of our products are affected by our ability to accurately predict which platforms and which products we develop will be successful. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Due to product sales shortfalls, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge being recorded in the future. There were no impairment charges recorded in the three and six months ended September 30, 2006 and September 30, 2005.
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
     Stock-Based Compensation
On April 1, 2006, we adopted SFAS No. 123R and applied the provisions of SAB No. 107, “Share-Based Payment”, on our adoption of SFAS No. 123R. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. We elected to use the modified prospective transition method of adoption. SFAS No. 123R requires us to measure compensation cost for all outstanding unvested stock-based awards made to our employees and directors based on estimated fair values and recognize compensation over the service period for awards expected to vest. We recognized $33 million and $70 million of stock-based compensation related to employee stock options, restricted stock units, restricted stock awards and our employee stock purchase plan (“ESPP”) for the three and six months ended September 30, 2006, respectively. We recognized $1 million of stock-based compensation related to employee restricted stock units and non-employee stock options during the three and six months ended September 30, 2005.
For options and ESPP, we use the Black-Scholes option valuation model to determine the grant date fair value. The Black-Scholes option valuation model requires us to make certain assumptions about the future. The determination of fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behaviors and our expected stock price volatility over the term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the Black-Scholes valuation calculation:
•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•	Expected volatility. We use our historical stock price volatility and consider the implied volatility computed based on the price of short-term options publicly traded on our common stock for our expected volatility assumption.

•	Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

•	Expected dividends.
As required by SFAS No. 123R, employee stock-based compensation expense recognized in the three and six months ended September 30, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.
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
With respect to our projected annual effective income tax rate at the end of each quarter prior to the end of a fiscal year, we are required to make a projection of several items, including our projected mix of full-year income in each jurisdiction in which we operate and the related income tax expense in each jurisdiction. While this projection is inherently uncertain, for fiscal 2007, our projected tax rate is unusually volatile and subject to significantly greater variation. As such, as of the end of the second quarter of fiscal 2007 because relatively small changes in our forecasted profitability for fiscal 2007 can significantly affect our projected annual effective tax rate, we believe our tax rate for the six months ended September 30, 2006 is currently the most reliable estimate of our annual effective tax rate for fiscal 2007. Accordingly, the effective income tax rates reflected in our financial statements for the three and six months ended September 30, 2006 reflect only our estimated tax expense for the three months and estimated tax benefit for the six months ended September 30, 2006. The overall effective income tax rate for the fiscal year will likely be different from the tax rates in effect for the three and six months ended September 30, 2006 and could be considerably higher or potentially lower, as it will be particularly dependent on our profitability for the year.
RESULTS OF OPERATIONS
Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. As a result, fiscal 2006 contained 53 weeks with the first quarter containing 14 weeks. Our results of operations for the fiscal years ending March 31, 2007 and 2006 contain the following number of weeks:

Fiscal Years Ended	Number of Weeks	Fiscal Period End Date
March 31, 2007	52 weeks	March 31, 2007
March 31, 2006	53 weeks	April 1, 2006
Our results of operations for the three and six months ended September 30, 2006 and 2005 contained the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended September 30, 2006	13 weeks	September 30, 2006
Six months ended September 30, 2006	26 weeks	September 30, 2006

Three months ended September 30, 2005	13 weeks	October 1, 2005
Six months ended September 30, 2005	27 weeks	October 1, 2005
For simplicity of presentation, all fiscal periods are treated as ending on a calendar month end.
Beginning in fiscal 2007, we adopted SFAS No. 123R and applied the provisions of SAB No. 107 to our adoption of SFAS No. 123R. We elected to use the modified prospective transition method of adoption which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. Accordingly, prior periods are not restated for the effect of SFAS No. 123R. Prior to our adoption of SFAS No. 123R, we valued our stock options based on the multiple-award valuation method and recognized the expense using the accelerated approach over the requisite service period. In conjunction with our adoption of SFAS No. 123R, we changed our method of recognizing our stock-based compensation expense to the straight-line approach over the requisite service period; however, we continue to value our stock options based on the multiple-award valuation method.
Prior to fiscal 2007, we accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended. Also, as required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, we provided pro forma net income and net income per common share disclosures for stock-based awards as if the fair-value-based method defined in SFAS No. 123 had been applied. As a result, prior periods are not restated for the effect of SFAS No. 123R. Stock-based compensation expense for the three and six months ended September 30, 2006 was $33 million and $70 million, respectively.

Net Revenue
We principally derive net revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PlayStation 2, Xbox 360, Xbox and Nintendo GameCube), PCs and mobile platforms which include handheld game players (such as the Sony PSP, Nintendo DS and Nintendo Game Boy Advance) and cellular handsets. We also derive net revenue from selling services in connection with some of our online games, programming third-party web sites with our game content, allowing other companies to manufacture and sell our products in conjunction with other products, and selling advertisements on our online web pages.
From a geographical perspective, our total net revenue for the three and six months ended September 30, 2006 and 2005 was as follows (in millions):

	Three Months Ended September 30,				Increase /	%
	2006		2005		(Decrease)	Change
North America	$512	65%	$443	66%	$69	16%

Europe	245	31%	191	28%	54	28%
Asia	27	4%	41	6%	(14)	(34%)

International	272	35%	232	34%	40	17%

Total Net Revenue	$784	100%	$675	100%	$109	16%

	Six Months Ended September 30,				Increase /	%
	2006		2005		(Decrease)	Change
North America	$721	60%	$627	60%	$94	15%

Europe	414	35%	335	32%	79	24%
Asia	61	5%	78	8%	(17)	(22%)

International	475	40%	413	40%	62	15%

Total Net Revenue	$1,196	100%	$1,040	100%	$156	15%

     North America
For the three months ended September 30, 2006, net revenue in North America was $512 million, driven primarily by sales of (1) Madden NFL 07, NCAA Football 07, and NBA Live 07 which were released during the three months ended September 30, 2006, and (2) our cellular handset games business resulting from our acquisition of JAMDAT on February 15, 2006. Overall, net revenue increased $69 million, or 16 percent, as compared to the three months ended September 30, 2005.
The increase in net revenue for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005 was primarily driven by (1) a $27 million increase in cellular handset net revenue, (2) a $21 million increase in catalog(a) net revenue, and (3) a $16 million increase in frontline(b) net revenue due to sales of titles for the Xbox 360 which had not yet been released during the three months ended September 30, 2005.
For the six months ended September 30, 2006, net revenue in North America was $721 million, driven primarily by sales of (1) Madden NFL 07, NCAA Football 07, and NBA Live 07 which were released during the three months ended September 30, 2006 and (2) our cellular handset games business resulting from our acquisition of JAMDAT. Overall, net revenue increased $94 million, or 15 percent, as compared to the six months ended September 30, 2005.
The increase in net revenue for the six months ended September 30, 2006, as compared to the six months ended September 30, 2005 was primarily driven by (1) a $55 million increase in cellular handset net revenue and (2) a $45 million increase in catalog net revenue. These increases were partially offset by a $16 million decrease in frontline net revenue.

(a)	We refer to “catalog net revenue” as net revenue derived from an EA Studio SKU (a version of a title designed for play on a particular platform) for consoles, PC, PSP, Nintendo DS, and Game Boy Advance subsequent to the quarter in which the SKU was released.

(b)	We refer to “frontline net revenue” as net revenue derived from an EA Studio SKU for consoles, PC, PSP, Nintendo DS, and Game Boy Advance during the quarter the SKU was released.
     Europe
For the three months ended September 30, 2006, net revenue in Europe was $245 million, driven primarily by sales of FIFA 07, The Godfather™ The Game, and Tiger Woods PGA TOUR® 07. Overall, net revenue increased $54 million, or 28 percent, as compared to the three months ended September 30, 2005. We estimate that foreign exchange rates (primarily the Euro and the British pound sterling) increased reported European net revenue by approximately $10 million, or 5 percent, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Excluding the effect of foreign exchange rates, we estimate that European net revenue increased by approximately $44 million, or 23 percent, for the three months ended September 30, 2006.
The increase in net revenue for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005 was primarily driven by (1) a $25 million increase in catalog net revenue, (2) a $17 million increase in frontline net revenue due to sales of titles for the Xbox 360, which had not yet been released during the three months ended September 30, 2005, and (3) a $10 million increase in co-publishing and distribution net revenue primarily due to Dead Rising and the recognition of three months of revenue for sales of titles from the Half-Life franchise in our second quarter of fiscal 2007 as compared to the recognition of one month of revenue in our second quarter of fiscal 2006.
For the six months ended September 30, 2006, net revenue in Europe was $414 million, driven primarily by sales of FIFA 07, 2006 FIFA World Cup™, The Godfather The Game, and Need for Speed™ Most Wanted. Overall, net revenue increased $79 million, or 24 percent, as compared to the six months ended September 30, 2005. We estimate that foreign exchange rates (primarily the Euro and the British pound sterling) increased reported European net revenue by approximately $3 million, or 1 percent, for the six months ended September 30, 2006 as compared to the six months ended September 30, 2005. Excluding the effect of foreign exchange rates, we estimate that European net revenue increased by approximately $76 million, or 23 percent, for the six months ended September 30, 2006.
The increase in net revenue for the six months ended September 30, 2006, as compared to the six months ended September 30, 2005 was primarily driven by (1) a $35 million increase in catalog net revenue, (2) a $23 million increase in co-publishing and distribution net revenue primarily due to sales of titles from the Half-Life franchise, and (3) a $13 million increase in frontline net revenue due to sales of titles on Xbox 360.
     Asia
For the three months ended September 30, 2006, net revenue in Asia decreased by $14 million, or 34 percent, as compared to the three months ended September 30, 2005. The decrease in net revenue for the three months ended September 30, 2006 was primarily driven by (1) an $11 million decrease in catalog net revenue and (2) lower sales of co-publishing and distribution titles of $3 million. The overall decrease in net revenue was mitigated by $3 million from sales of titles for the Xbox 360, which had not yet been released during the three months ended September 30, 2005.
For the six months ended September 30, 2006, net revenue in Asia decreased by $17 million, or 22 percent, as compared to the six months ended September 30, 2005. The decrease in net revenue for the six months ended September 30, 2006 was primarily driven by (1) a $9 million decrease in catalog net revenue and (2) lower sales of co-publishing and distribution titles of $9 million. The overall decrease in net revenue was mitigated by $7 million from sales of titles for the Xbox 360. We estimate that changes in foreign exchange rates decreased reported net revenue in Asia by approximately $3 million, or 4 percent, for the six months ended September 30, 2006. Excluding the effect of foreign exchange rates, we estimate that Asia net revenue decreased by approximately $14 million, or 18 percent for the six months ended September 30, 2006 as compared to the six months ended September 30, 2005.

Our total net revenue by product line for the three and six months ended September 30, 2006 and 2005 was as follows (in millions):

	Three Months Ended September 30,				Increase/	%
	2006		2005		(Decrease)	Change
Consoles
PlayStation 2	$269	35%	$304	45%	$(35)	(12%)
Xbox 360	166	21%	—	—	166	N/M
Xbox	65	8%	136	20%	(71)	(52%)
Nintendo GameCube	14	2%	27	4%	(13)	(48%)

Total Consoles	514	66%	467	69%	47	10%
PC	86	11%	91	14%	(5)	(5%)
Mobility
PSP	64	8%	45	7%	19	42%
Nintendo DS	14	2%	8	1%	6	75%
Game Boy Advance	8	1%	7	1%	1	14%
Cellular Handsets	35	4%	2	—	33	N/M

Total Mobility	121	15%	62	9%	59	95%
Co-publishing and Distribution	39	5%	32	5%	7	22%
Internet Services, Licensing and Other
Subscription Services	15	2%	14	2%	1	7%
Licensing, Advertising and Other	9	1%	9	1%	—	—

Total Internet Services, Licensing and Other	24	3%	23	3%	1	4%

Total Net Revenue	$784	100%	$675	100%	$109	16%

	Six Months Ended September 30,				Increase/	%
	2006		2005		(Decrease)	Change
Consoles
PlayStation 2	$369	31%	$421	40%	$(52)	(12%)
Xbox 360	226	19%	—	—	226	N/M
Xbox	88	7%	180	17%	(92)	(51%)
Nintendo GameCube	24	2%	49	5%	(25)	(51%)

Total Consoles	707	59%	650	62%	57	9%
PC	152	13%	165	16%	(13)	(8%)
Mobility
PSP	101	8%	77	8%	24	31%
Nintendo DS	23	2%	20	2%	3	15%
Game Boy Advance	14	1%	13	1%	1	8%
Cellular Handsets	68	6%	3	—	65	N/M

Total Mobility	206	17%	113	11%	93	82%
Co-publishing and Distribution	81	7%	62	6%	19	31%
Internet Services, Licensing and Other
Subscription Services	31	3%	29	3%	2	7%
Licensing, Advertising and Other	19	1%	21	2%	(2)	(10%)

Total Internet Services, Licensing and Other	50	4%	50	5%	—	—

Total Net Revenue	$1,196	100%	$1,040	100%	$156	15%

     PlayStation 2
For the three months ended September 30, 2006, net revenue from sales of titles for the PlayStation 2 was $269 million, driven primarily by sales of Madden NFL 07, FIFA 07, NCAA Football 07, NBA Live 07, and NHL 07. Overall, PlayStation 2 net revenue decreased $35 million, or 12 percent, compared to the three months ended September 30, 2005. Although we are unable to specifically quantify the impact, we believe the decrease was primarily due to the transition to next-generation consoles.
For the six months ended September 30, 2006, net revenue from sales of titles for the PlayStation 2 was $369 million, driven primarily by sales of Madden NFL 07, FIFA 07, NCAA Football 07, 2006 FIFA World Cup, and NBA Live 07. Overall, PlayStation 2 net revenue decreased $52 million, or 12 percent, compared to the six months ended September 30, 2005. Although we are unable to specifically quantify the impact, we believe the decrease was primarily due to the transition to next-generation consoles.
We expect PlayStation 2 related net revenue to continue to decline as consumers increasingly migrate to new platforms.
     Xbox 360
The Xbox 360 was launched in North America, Europe and Japan during the three months ended December 31, 2005 and in the rest of Asia during the three months ended March 31, 2006. Net revenue from sales of titles for the Xbox 360 was $166 million for the three months ended September 30, 2006, driven by sales of Madden NFL 07, NCAA Football 07, The Lord of the Rings™, The Battle for Middle-earth™ II, and The Godfather The Game.
For the six months ended September 30, 2006, net revenue from sales of titles for the Xbox 360 was $226 million driven by sales of Madden NFL 07, NCAA Football 07, 2006 FIFA World Cup, and Battlefield 2: Modern Combat™.
We expect net revenue from sales of titles for the Xbox 360 to increase in fiscal 2007 as the installed base grows and we release more titles.
     Xbox
For the three months ended September 30, 2006, net revenue from sales of titles for the Xbox was $65 million, driven primarily by sales of Madden NFL 07 and NCAA Football 07. Overall, Xbox net revenue decreased $71 million, or 52 percent, as compared to the three months ended September 30, 2005. Although we are unable to specifically quantify the impact, we believe the decrease was primarily due to the transition to next-generation consoles.
For the six months ended September 30, 2006, net revenue from sales of titles for the Xbox was $88 million, driven primarily by sales of Madden NFL 07, NCAA Football 07, and 2006 FIFA World Cup. Overall, Xbox net revenue decreased $92 million, or 51 percent, as compared to the six months ended September 30, 2005. Although we are unable to specifically quantify the impact, we believe the decrease was primarily due to the transition to next-generation consoles.
We expect Xbox related net revenue to continue to decline as consumers increasingly migrate to new platforms.
     Nintendo GameCube
For the three months ended September 30, 2006, net revenue from sales of titles for the Nintendo GameCube was $14 million, driven primarily by sales of Madden NFL 07 and FIFA 07. Overall, Nintendo GameCube net revenue decreased $13 million, or 48 percent, as compared to the three months ended September 30, 2005. Although we are unable to specifically quantify the impact, we believe the decrease was primarily due to the transition to next-generation consoles.
For the six months ended September 30, 2006, net revenue from sales of titles for the Nintendo GameCube was $24 million, driven primarily by sales of Madden NFL 07, 2006 FIFA World Cup, and FIFA 07. Overall, Nintendo GameCube net revenue decreased $25 million, or 51 percent, as compared to the six months ended September 30, 2005. Although we are unable to quantify the impact, we believe the decrease was primarily due to the transition to next-generation consoles.
We expect Nintendo GameCube related net revenue to continue to decline as consumers increasingly migrate to new platforms.

     PC
For the three months ended September 30, 2006, net revenue from sales of titles for the PC was $86 million driven primarily by sales of titles from The Sims and FIFA franchises. Overall, PC net revenue decreased $5 million, or 5 percent, as compared to the three months ended September 30, 2005. The decrease was primarily due to an $11 million decline in sales from our Battlefield franchise. The overall decrease in net revenue was mitigated by $6 million in higher combined sales from our Lord of the Rings franchise and Dark Age of Camelot, a franchise we acquired in connection with our acquisition of Mythic Entertainment on July 24, 2006.
For the six months ended September 30, 2006, net revenue from sales of titles for the PC was $152 million driven primarily by sales of titles from The Sims and Battlefield franchises. Overall, PC net revenue decreased $13 million, or 8 percent, as compared to the six months ended September 30, 2005. The decrease was primarily due to a $41 million decline in sales from our Battlefield franchise. The overall decrease in net revenue was mitigated by $23 million in higher combined sales from our Lord of the Rings, World Cup, and The Sims franchises.
     Mobile Platforms
Net revenue from mobile products, which consist of packaged goods games for handheld systems and downloadable games for cellular handsets, increased from $62 million in the three months ended September 30, 2005 to $121 million in the three months ended September 30, 2006. The increase was primarily due to a $33 million year-over-year growth in our cellular handset games business resulting from our acquisition of JAMDAT and increased net revenue from sales of titles for the PSP. We released nine titles for the PSP during the three months ended September 30, 2006, as compared to three titles during the three months ended September 30, 2005.
Net revenue from mobile products increased from $113 million in the six months ended September 30, 2005 to $206 million in the six months ended September 30, 2006. The increase was primarily due to a $65 million year-over-year growth in our cellular handset games business resulting from our acquisition of JAMDAT and increased net revenue from sales of titles for the PSP. We released 11 titles for the PSP during the six months ended September 30, 2006, as compared to six titles during the six months ended September 30, 2005.
     Co-Publishing and Distribution
Net revenue from co-publishing and distribution products increased from $32 million in the three months ended September 30, 2005 to $39 million in the three months ended September 30, 2006. The increase was primarily due to sales of Dead Rising, which was released during the three months ended September 30, 2006.
Net revenue from co-publishing and distribution products increased from $62 million in the six months ended September 30, 2005 to $81 million in the six months ended September 30, 2006. The increase was primarily due to the recognition of six months of revenue for sales of titles from the Half-Life franchise in our second quarter of fiscal 2007 as compared to the recognition of one month of revenue in the our second quarter of fiscal 2006.
Cost of Goods Sold
Cost of goods sold for our packaged-goods business consists of (1) product costs, (2) certain royalty expenses for celebrities, professional sports and other organizations and independent software developers, (3) manufacturing royalties, net of volume discounts and other vendor reimbursements, (4) expenses for defective products, (5) write-offs of post-launch prepaid royalty costs, (6) amortization of certain intangible assets, and (7) operational expenses. Volume discounts are generally recognized upon achievement of milestones and vendor reimbursements are generally recognized as the related revenue is recognized. Cost of goods sold for our online products consists primarily of data center and bandwidth costs associated with hosting our web sites, credit card fees and royalties for use of third-party properties. Cost of goods sold for our web site advertising business primarily consists of ad-serving costs.

Cost of goods sold for the three and six months ended September 30, 2006 and 2005 were as follows (in millions):

						Change as a %
	September 30,	% of Net	September 30,	% of Net		of
	2006	Revenue	2005	Revenue	% Change	Net Revenue

Three months ended	$339	43.2%	$284	42.1%	19.4%	1.1%

Six months ended	$506	42.3%	$434	41.7%	16.6%	0.6%

During the three and six months ended September 30, 2006, license royalties increased as a percentage of total net revenue, as compared to the three and six months ended September 30, 2005, primarily due to the increase in royalty rates associated with our football titles and our acquisition of JAMDAT, which incurs license royalties on the majority of its products. We estimate that license royalties as a percentage of total net revenue increased by approximately 3 and 4 percent during the three and six months ended September 30, 2006 as compared to the three and six months ended September 30, 2005, respectively.
As a percentage of total net revenue, the increase in license royalties was partially offset by lower average product costs as a result of the impact of higher returns in Europe due to lower-than-expected demand for our products during the three and six months ended September 30, 2005 and a higher mix of cellular handset net revenue resulting from our acquisition of JAMDAT in February 2006. We estimate that average product costs as a percentage of total net revenue decreased by approximately 2 and 3 percent during the three and six months ended September 30, 2006 as compared to the three and six months ended September 30, 2005, respectively.
Overall, we were negatively impacted by a slight decline in the average selling price of our titles for current-generation platforms during the three and six months ended September 30, 2006 as compared to the three and six months ended September 30, 2005.
Cost of goods sold as a percentage of total net revenue is difficult to predict. We expect gross margin pressure as a result of (1) a decrease in average selling prices of titles for current-generation platforms, (2) higher license royalty rates, and (3) amortization of our newly-acquired intangible assets.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs and advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and six months ended September 30, 2006 and 2005 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2006	Revenue	2005	Revenue	$ Change	% Change

Three months ended	$108	14%	$107	16%	$1	1%

Six months ended	$185	15%	$182	18%	$3	2%

For the three months ended September 30, 2006, marketing and sales expenses increased by $1 million, or 1 percent, as compared to the three months ended September 30, 2005 due to an increase of $9 million in personnel-related costs partially attributable to $4 million of stock-based compensation expense recognized as a result of our adoption of SFAS No. 123R. This increase was offset by a decrease of $9 million in our marketing, advertising, promotional and related contracted services as a result of higher advertising spend in the prior year to support our releases.
For the six months ended September 30, 2006, marketing and sales expenses increased by $3 million, or 2 percent, as compared to the six months ended September 30, 2005 due to an increase of $12 million in personnel-related costs primarily attributable to $9 million of stock-based compensation expense recognized as a result of our adoption of SFAS No. 123R. This increase was substantially offset by a decrease of $10 million in our marketing, advertising, promotional and related contracted services as a result of higher advertising spend in the prior year to support our releases.

We expect marketing and sales expenses to increase in absolute dollars in fiscal 2007 primarily due to our adoption of SFAS No. 123R.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and six months ended September 30, 2006 and 2005 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2006	Revenue	2005	Revenue	$ Change	% Change

Three months ended	$72	9%	$52	8%	$20	38%

Six months ended	$131	11%	$103	10%	$28	27%

For the three months ended September 30, 2006, general and administrative expenses increased by $20 million, or 38 percent, as compared to the three months ended September 30, 2005 due to an increase of $14 million in personnel-related costs primarily attributable to $9 million of stock-based compensation expense recognized as a result of our adoption of SFAS No. 123R.
For the six months ended September 30, 2006, general and administrative expenses increased by $28 million, or 27 percent, as compared to the six months ended September 30, 2005 due to an increase of $23 million in personnel-related costs primarily attributable to $20 million of stock-based compensation expense recognized as a result of our adoption of SFAS No. 123R.
We expect general and administrative expenses to increase in absolute dollars in fiscal 2007 primarily due to our adoption of SFAS No. 123R.
Research and Development
Research and development expenses consist of expenses incurred by our production studios for personnel-related costs, contracted services, equipment depreciation and any impairment of prepaid royalties for pre-launch products. Research and development expenses for our online business include expenses incurred by our studios consisting of direct development and related overhead costs in connection with the development and production of our online games. Research and development expenses also include expenses associated with the development of web site content, network infrastructure direct expenses, software licenses and maintenance, and network and management overhead.
Research and development expenses for the three and six months ended September 30, 2006 and 2005 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2006	Revenue	2005	Revenue	$ Change	% Change

Three months ended	$238	30%	$182	27%	$56	31%

Six months ended	$454	38%	$365	35%	$89	24%

For the three months ended September 30, 2006, research and development expenses increased by $56 million, or 31 percent, as compared to the three months ended September 30, 2005. The increase was primarily due to (1) $19 million of stock-based compensation expense recognized as a result of our adoption of SFAS No. 123R, (2) $17 million related to additional personnel-related costs, primarily due to an increase in employee headcount worldwide resulting from our acquisition of JAMDAT and to support development for next-generation consoles, (3) an increase of $11 million in external development expenses primarily in our cellular handset business resulting from our acquisition of JAMDAT as well as a greater number of consultants developing current-generation products, and (4) an increase of $9 million in facilities-related expenses in support of our research and development functions worldwide.

For the six months ended September 30, 2006, research and development expenses increased by $89 million, or 24 percent, as compared to the six months ended September 30, 2005. The increase was primarily due to (1) $40 million of stock-based compensation expense recognized as a result of our adoption of SFAS No. 123R, (2) $21 million related to additional personnel-related costs, primarily due to an increase in employee headcount worldwide resulting from our acquisition of JAMDAT and to support development for next-generation consoles, (3) an increase of $15 million in external development expenses primarily in our cellular handset business resulting from our acquisition of JAMDAT as well as a greater number of consultants developing current-generation products , and (4) an increase of $14 million in facilities-related expenses in support of our research and development functions worldwide.
We expect research and development expenses to increase in absolute dollars in fiscal 2007 primarily as a result of (1) our recognition of stock-based compensation expense and (2) our investment in developing titles for next-generation consoles, online and mobile platforms.
Amortization of Intangibles
Amortization of intangibles for the three and six months ended September 30, 2006 and 2005 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2006	Revenue	2005	Revenue	$ Change	% Change

Three months ended	$7	1%	$1	—	$6	600%

Six months ended	$13	1%	$2	—	$11	550%

For the three and six months ended September 30, 2006, amortization of intangibles increased by $6 million, or 600 percent, and $11 million, or 550 percent, respectively, as compared to the three and six months ended September 30, 2005. These increases were primarily due to the amortization of intangibles related to our acquisition of JAMDAT.
We expect amortization expenses of intangible assets to increase in fiscal 2007 primarily due to the amortization of intangibles related to our JAMDAT and Mythic acquisitions.
Acquired In-process Technology
The $2 million acquired in-process technology charge we incurred for the three and six months ended September 30, 2006 was the result of our acquisition of Mythic. We did not incur a charge for acquired in-process technology during the three and six months ended September 30, 2005. Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have an alternative future use. Accordingly, upon consummation of our acquisition of Mythic, we incurred a charge for the acquired in-process technology as reflected in our Condensed Consolidated Statements of Operations. See Note 4 of the Notes to Condensed Consolidated Financial Statements.
In connection with our acquisition of the remaining shares of DICE, we expect to incur a charge for acquired in-process technology during the third quarter of fiscal 2007.
Restructuring Charges
In November 2005, we announced plans to establish an international publishing headquarters in Geneva, Switzerland. Through the quarter ended September 30, 2006, we relocated certain employees to our new facility in Geneva, closed certain facilities in the U.K., and made other related changes in our international publishing business. During the three months ended September 30, 2006, restructuring charges were approximately $4 million, of which $2 million was for employee-related expenses. During the six months ended September 30, 2006, restructuring charges were approximately $10 million, of which $6 million was for employee-related expenses. We did not incur restructuring costs during the three months ended September 30, 2005, and we incurred less than $1 million of restructuring costs during the six months ended September 30, 2005.
For the remainder of fiscal 2007, we expect to incur between $5 million and $15 million of restructuring costs. Overall, including charges incurred through September 30, 2006, we expect to incur between $40 million and $50 million of restructuring costs in connection with our international publishing reorganization, substantially all of which will result in cash expenditures by 2017. These restructuring costs will consist primarily of employee-related relocation assistance (approximately $25 million), facility exit costs (approximately $10 million), as well as other reorganization costs (approximately $10 million).
Interest and Other Income, Net
Interest and other income, net, for the three and six months ended September 30, 2006 and 2005 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2006	Revenue	2005	Revenue	$ Change	% Change

Three months ended	$24	3%	$13	2%	$11	85%

Six months ended	$45	4%	$30	3%	$15	50%

For the three and six months ended September 30, 2006, interest and other income, net, increased by $11 million, or 85 percent, and $15 million, or 50 percent, respectively, as compared to the three and six months ended September 30, 2005. These increases were primarily due to an increase of $10 million and $12 million in the three and six months ended September 30, 2006, respectively, in interest income as a result of higher yields on our cash, cash equivalent and short-term investment balances in fiscal 2007.
Income Taxes
Income taxes for the three and six months ended September 30, 2006 and 2005 were as follows (in millions):

	September 30,	Effective	September 30,	Effective
	2006	Tax Rate	2005	Tax Rate	% Change

Three months ended	$16	41.8%	$9	15.0%	78%

Six months ended	$(1)	(2.3%)	$(13)	(80.0%)	92%

Our effective income tax rates were a provision of 41.8 percent and a benefit of 2.3 percent for the three and six months ended September 30, 2006, respectively. Because relatively small changes in our forecasted profitability for fiscal 2007 can significantly affect our projected annual effective tax rate, we believe our tax benefit rate of 2.3 percent for the six months ended September 30, 2006 is currently the most reliable estimate of our annual effective tax rate for fiscal 2007. Nevertheless, our quarterly tax rates for the remainder of fiscal 2007 are particularly dependent on our profitability and could fluctuate significantly.
In addition, our effective income tax rates for the remainder of fiscal 2007 and future periods will depend on a variety of factors, including changes in our business such as acquisitions and intercompany transactions (for example, the acquisition of and intercompany transactions relating to both Mythic and DICE), changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, as well as changes in, or termination of, our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate for the remainder of fiscal 2007 and future fiscal periods. We incur certain tax expenses that do not decline proportionately with declines in our consolidated income or increase in consolidated loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income than higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile.
We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. taxes have been provided thereon.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN No. 48, the evaluation of a tax position is a two-step process. The first step is a recognition process where we are required to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN No. 48 also requires new tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt it in our first quarter of fiscal year 2008. Any changes to our income taxes due to the adoption of FIN No. 48 are treated as the cumulative effect of a change in accounting principle. We are evaluating what impact the adoption of FIN No. 48 will have on our Condensed Consolidated Financial Statements; however, FIN No. 48 could have a material impact on our Condensed Consolidated Financial Statements.
Impact of Recently Issued Accounting Standards
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies that interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement No. 125” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our Condensed Consolidated Financial Statements.
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
In September 2006, the SEC issued SAB No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, must be quantified on the current year financial statements. When a current year misstatement has been quantified, SAB No. 99, “Financial Statements — Materiality” should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB No. 108 also discusses the implications of misstatements uncovered upon the application of SAB No. 108 in situations when a registrant has historically been using either the iron curtain approach or the rollover approach as described in the SAB. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their annual financial statements covering the first fiscal year ending after November 15, 2006. We are evaluating what impact the adoption of SAB No. 108 will have on our Condensed Consolidated Financial Statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our Condensed Consolidated Financial Statements.
In October 2006, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 123(R)-5. FSP FAS No. 123(R)-5 addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS No. 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)”. If (1) there is no increase in fair value of the award or the anti-dilution provision is not added to the terms of the award in contemplation of an equity restructuring, and (2) all holders of the same class of equity instruments are treated in the same manner, no change in recognition or measurement will result for instruments that were originally issued as employee compensation and then modified in connection with an equity restructuring that occurs when the holders are no longer employees. The provisions in FSP FAS No. 123(R)-5 are effective for the first reporting period beginning after October 10, 2006. We do not expect the adoption of FSP FAS No. 123(R)-5 to have a material impact on our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

	As of September 30,		Increase /
(In millions)	2006	2005	(Decrease)
Cash and cash equivalents	$1,212	$575	$637
Short-term investments	960	1,655	(695)
Marketable equity securities	204	182	22

Total	$2,376	$2,412	$(36)

Percentage of total assets	53%	64%

	Six Months Ended
	September 30,		Increase /
(In millions)	2006	2005	(Decrease)
Cash used in operating activities	$(44)	$(19)	$(25)
Cash used in investing activities	(75)	(16)	(59)
Cash provided by (used in) financing activities	83	(649)	732
Effect of foreign exchange on cash and cash equivalents	6	(11)	17

Net decrease in cash and cash equivalents	$(30)	$(695)	$665

     Changes in Cash Flow
During the six months ended September 30, 2006, we used $44 million of cash from operating activities as compared to the use of $19 million for the six months ended September 30, 2005. The increase in cash used in operating activities for the six months ended September 30, 2006 as compared to the six months ended September 30, 2005 resulted primarily from (1) an increase of $24 million paid for income taxes, (2) $16 million paid in connection with the settlement of certain employee-related litigation matters, and (3) $15 million in acquisition-related restricted cash. These payments were partially offset by a decrease in prepaid royalties as compared to the prior year. We expect total cash flow from operating activities to decline in fiscal 2007.
For the six months ended September 30, 2006, we generated $680 million of cash proceeds from maturities and sales of short-term investments, and $85 million in proceeds from sales of common stock through our stock plans. Our primary use of cash in non-operating activities consisted of $604 million used to purchase short-term investments, $86 million in capital expenditures primarily related to investments in our worldwide development tools, technologies and equipment and the expansion of our Vancouver studio, as well as $67 million for our Mythic acquisition. During the remainder of fiscal 2007, we anticipate making continued capital investments in our studios as well as investments in technologies to support development of products for the next-generation of consoles, online infrastructure and mobile platforms.
As of September 30, 2006, we owned 74 percent of Digital Illusions C.E.’s (“DICE”) Class A common stock. In October 2006, we acquired all of the remaining minority interest in DICE for a total of $24 million.
     Short-term investments and marketable equity securities

	As of	Percentage	As of	Percentage
	September 30,	of	March 31,	of
	2006	Total	2006	Total	Decrease
Cash and cash equivalents	$1,212	56%	$1,242	55%	$(30)
Short-term investments	960	44%	1,030	45%	(70)

Cash, cash equivalents and short-term investments	$2,172	100%	$2,272	100%	$(100)

The decrease in cash and cash equivalents was primarily due to $604 million used to purchase short-term investments and $86 million in capital expenditures, partially offset by $680 million in proceeds received from the maturities and sales of short-term investments. Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2006, our short-term investments had gross unrealized losses of approximately $1 million, or less than one percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized losses.
Marketable equity securities increased to $204 million as of September 30, 2006, from $160 million as of March 31, 2006, due to an increase in the fair value of our investment in Ubisoft Entertainment.
     Receivables, net
Our gross accounts receivable balances were $439 million and $431 million as of September 30, 2006 and March 31, 2006, respectively. The increase in our accounts receivable balance was expected due to higher sales volume in the second quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006. We expect our accounts receivable balance to increase during the three months ending December 31, 2006 based on our seasonal product release schedule. Reserves for sales returns, pricing allowances and doubtful accounts decreased in absolute dollars from $232 million as of March 31, 2006 to $172 million as of September 30, 2006. Reserves remained flat at 9 percent as a percentage of trailing nine month net revenue for both September 30, 2006 and March 31, 2006. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.
     Inventories
Inventories increased to $67 million as of September 30, 2006, from $61 million as of March 31, 2006. Other than FIFA 07, no single title represented more than $4 million of inventory as of September 30, 2006.
     Other current assets
Other current assets decreased to $210 million as of September 30, 2006, from $234 million as of March 31, 2006, primarily due to the collection of advertising credits owed to us by our vendors.
     Accounts payable
Accounts payable increased to $199 million as of September 30, 2006, from $163 million as of March 31, 2006, primarily due to (1) higher sales volumes and higher related expenditures to support the seasonality of our business in the second quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006, and (2) investments in next-generation tools and technologies.
     Accrued and other current liabilities
Our accrued and other current liabilities decreased to $634 million as of September 30, 2006 from $706 million as of March 31, 2006. The decrease was primarily due to (1) a decrease of $30 million in accrued compensation and benefits, (2) $16 million in payments made in connection with the settlement of certain employee-related litigation matters, and (3) $14 million liabilities paid in connection with our JAMDAT acquisition. We anticipate our accrued and other current liabilities balance will increase during the three months ending December 31, 2006 primarily due to an increase in royalties payable.
     Deferred income taxes, net
Our long-term net deferred income tax liability decreased to $13 million as of September 30, 2006 from $29 million as of March 31, 2006 primarily due to adjustments related to our amortization of intangibles and stock-based compensation expensed in accordance with SFAS No. 123R.
     Financial Condition
We believe that existing cash, cash equivalents, short-term investments, marketable equity securities and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, capital expenditures, and potential future acquisitions or strategic investments. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, pursue strategic acquisitions and investments or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.
The loan financing arrangements supporting our Redwood City headquarters leases with Keybank National Association, described in the “Off-Balance Sheet Commitments” section below, are scheduled to expire in July 2007. Upon expiration of the financing, we may request, on behalf of the lessor and subject to lender approval, up to two one-year extensions of the loan financing between the lessor and the lender. In the event the lessor’s loan financing with the lenders is not extended, we may loan to the lessor approximately 90 percent of the financing, and require the lessor to extend the remainder through July 2009, otherwise the leases will terminate. Upon expiration of the leases, we may purchase the facilities for $247 million, or arrange for a sale of the facilities to a third party. In the event of a sale to a third party, if the sale price is less than $247 million, we will be obligated to reimburse the difference between the actual sale price and $247 million, up to maximum of $222 million, subject to certain provisions of the leases.
As of September 30, 2006, approximately $692 million of our cash, cash equivalents, short-term investments and marketable equity securities that was generated from operations was domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would accrue and pay additional taxes in connection with the repatriation.
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
Contractual Obligations and Commercial Commitments
     Letters of Credit
In July 2002, we provided an irrevocable standby letter of credit to Nintendo of Europe, which we have amended on a number of occasions. The standby letter of credit, as amended, guarantees performance of our obligations to pay Nintendo of Europe for trade payables. As of September 30, 2006, the standby letter of credit, as amended, guaranteed our trade payable obligations to Nintendo of Europe for up to €20 million. As of September 30, 2006, €1 million was payable to Nintendo of Europe under the standby letter of credit, as amended.
In August 2003, we provided an irrevocable standby letter of credit to 300 California Associates II, LLC in replacement of our security deposit for office space. The standby letter of credit guarantees performance of our obligations to pay our lease commitment up to approximately $1 million. The standby letter of credit expires in December 2006. As of September 30, 2006, we did not have a payable balance on this standby letter of credit.
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
The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2006, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

				Commercial
	Contractual Obligations			Commitments
		Developer/		Letter of Credit,
Fiscal Year		Licensor		Bank and
Ending March 31,	Leases (1)	Commitments (2)	Marketing	Other Guarantees	Total
2007 (remaining six months)	$31	$44	$27	$7	$109
2008	48	162	30	1	241
2009	48	170	31	—	249
2010	35	165	31	—	231
2011	26	283	31	—	340
Thereafter	63	723	186	—	972

Total	$251	$1,547	$336	$8	$2,142

(1)	See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information.

(2)	Developer/licensor commitments include $5 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of September 30, 2006 because payment is not contingent upon performance by the developer or licensor.
The lease commitments disclosed above include contractual rental commitments of $21 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported on our Condensed Consolidated Balance Sheets as of September 30, 2006. See Note 6 of the Notes to Condensed Consolidated Financial Statements.
Related Party Transaction
On June 24, 2002, we hired Warren C. Jenson as our Executive Vice President, Chief Financial and Administrative Officer and agreed to loan him $4 million to be forgiven over four years based on his continuing employment. The loan did not bear interest. On June 24, 2004, pursuant to the terms of the loan agreement, we forgave $2 million of the loan and provided Mr. Jenson approximately $1.6 million to offset the tax implications of the forgiveness. On June 24, 2006, pursuant to the terms of the loan agreement, we forgave the remaining outstanding loan balance of $2 million. No additional funds were provided to offset the tax implications of the forgiveness of the $2 million balance.

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
Pursuant to the terms of the Phase One Lease, we have an option to purchase the Phase One Facilities at any time for a purchase price of $132 million. In the event of a sale to a third party, if the sale price is less than $132 million, we will be obligated to reimburse the difference between the actual sale price and $132 million, up to maximum of $117 million, subject to certain provisions of the Phase One Lease, as amended.
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
Pursuant to the terms of the Phase Two Lease, we have an option to purchase the Phase Two Facilities at any time for a purchase price of $115 million. In the event of a sale to a third party, if the sale price is less than $115 million, we will be obligated to reimburse the difference between the actual sale price and $115 million, up to a maximum of $105 million, subject to certain provisions of the Phase Two Lease, as amended.
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
We believe that, as of September 30, 2006, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.

				Actual as of
Financial Covenants		Requirement		September 30, 2006
Consolidated Net Worth (in millions)		equal to or greater than	$2,310	$3,591
Fixed Charge Coverage Ratio		equal to or greater than	3.00	7.06
Total Consolidated Debt to Capital		equal to or less than	60%	6.4%
Quick Ratio -	Q1 & Q2	equal to or greater than	1.00	6.29
	Q3 & Q4	equal to or greater than	1.75	N/A
     Legal Proceedings
On February 14, 2005, an employment-related class action lawsuit, Hasty v. Electronic Arts Inc., was filed against the company in Superior Court in San Mateo, California. The complaint alleges that we improperly classified “Engineers” in California as exempt employees and seeks injunctive relief, unspecified monetary damages, interest and attorneys’ fees. On May 16, 2006, the court granted its preliminary approval of a settlement pursuant to which we agreed to make a lump sum payment of approximately $15 million, to a third-party administrator to cover (a) all claims allegedly suffered by the class members, (b) plaintiffs’ attorneys’ fees, not to exceed 25% of the total settlement amount, (c) plaintiffs’ costs and expenses, (d) any incentive payments to the named plaintiffs that may be authorized by the court, and (e) all costs of administration of the settlement. On September 22, 2006, the court granted final approval of the settlement.
On September 14, 2006, we received an informal inquiry from the Securities and Exchange Commission requesting certain documents and information relating to our stock option grant practices from January 1, 1997 to the present. We intend to cooperate with all matters related to this request.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET RISK
We are exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and market prices. Market risk is the potential loss arising from changes in market rates and market prices. We employ established policies and practices to manage these risks. Foreign exchange option and forward contracts are used to hedge anticipated or mitigate some existing exposures subject to foreign exchange risk as discussed below. We have not historically, nor do we currently, hedge our short-term investment portfolio. We do not consider our cash and cash equivalents to be exposed to significant interest rate risk because our cash and cash equivalent portfolio consists of highly liquid investments with original maturities of three months or less. We also do not currently hedge our market price risk relating to our equity investments. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
     Foreign Currency Exchange Rate Risk
From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into net revenue or operating expenses, as appropriate in the period when the forecasted transaction is recorded. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net, in our Condensed Consolidated Statements of Operations. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in revenue and operating expenses. As of September 30, 2006, we had foreign currency option contracts outstanding with a total fair value of $1 million included in other current assets.
We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of approximately one month and are transacted near month-end. Therefore, the fair value of the forward contracts generally is not significant at each month-end. Our foreign exchange forward contracts are not designated as hedging instruments under SFAS No. 133 and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our Condensed Consolidated Balance Sheets, and gains and losses from changes in fair value are reported in interest and other income, net. The gains and losses on these forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated assets and liabilities, which are also reported in interest and other income, net, in our Condensed Consolidated Statements of Operations.
As of September 30, 2006, we had forward foreign exchange contracts to purchase and sell approximately $100 million in foreign currencies. Of this amount, $96 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $4 million to sell foreign currencies in exchange for British pound sterling. The fair value of our forward contracts was immaterial as of September 30, 2006.
The counterparties to these forward and option contracts are creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material.
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2006, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in potential loss in fair value of our option contracts of $1 million in both scenarios. A hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in potential losses on our forward contracts of $10 million and $14 million, respectively, as of September 30, 2006. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

     Interest Rate Risk
Our exposure to market risk from changes in interest rates relates primarily to our short-term investment portfolio. We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. Additionally, the contractual terms of the securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the securities. Our investments are held for purposes other than trading. Also, we do not use derivative financial instruments in our short-term investment portfolio.
As of September 30, 2006 and March 31, 2006, our short-term investments were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of September 30, 2006 and March 31, 2006 (in millions):

	As of	As of
	September 30,	March 31,
	2006	2006
Asset-backed and other debt securities	$373	$65
U.S. agency securities	244	575
Corporate bonds	222	178
U.S. Treasury securities	121	212

Total short-term investments	$960	$1,030

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of September 30, 2006, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities Given			Fair Value	Valuation of Securities Given
	an Interest Rate Decrease of X			as of	an Interest Rate Increase of X
(In millions)	Basis Points			September 30,	Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	2006	50 BPS	100 BPS	150 BPS

Asset-backed and other debt securities	$375	$374	$374	$373	$372	$372	$371
U.S. agency securities	250	248	246	244	241	239	237
Corporate bonds	228	226	224	222	221	219	217
U.S. Treasury securities	125	124	122	121	120	119	118

Total short-term investments	$978	$972	$966	$960	$954	$949	$943

     Market Price Risk
The value of our equity investments in publicly traded companies are subject to market price volatility. As of September 30, 2006 and March 31, 2006, our marketable equity securities were classified as available-for-sale and, consequently, were recorded in our Condensed Consolidated Balance Sheets at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $204 million and $160 million as of September 30, 2006 and March 31, 2006, respectively.
At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents the hypothetical changes in fair value in our marketable equity securities as of September 30, 2006, arising from changes in market prices plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given an X			Fair Value	Valuation of Securities Given an X
	Percentage Decrease in Each			as of	Percentage Increase in Each
(In millions)	Stock's Market Price			September 30,	Stock's Market Price
	(75%)	(50%)	(25%)	2006	25%	50%	75%
Marketable equity securities	$51	$102	$153	$204	$256	$307	$358

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
     Changes in internal control over financial reporting
During the quarter ended September 30, 2006, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On February 14, 2005, an employment-related class action lawsuit, Hasty v. Electronic Arts Inc., was filed against the company in Superior Court in San Mateo, California. The complaint alleges that we improperly classified “Engineers” in California as exempt employees and seeks injunctive relief, unspecified monetary damages, interest and attorneys’ fees. On May 16, 2006, the court granted its preliminary approval of a settlement pursuant to which we agreed to make a lump sum payment of approximately $15 million, to a third-party administrator to cover (a) all claims allegedly suffered by the class members, (b) plaintiffs’ attorneys’ fees, not to exceed 25% of the total settlement amount, (c) plaintiffs’ costs and expenses, (d) any incentive payments to the named plaintiffs that may be authorized by the court, and (e) all costs of administration of the settlement. On September 22, 2006, the court granted final approval of the settlement.
On September 14, 2006, we received an informal inquiry from the Securities and Exchange Commission requesting certain documents and information relating to our stock option grant practices from January 1, 1997 to the present. We intend to cooperate with all matters related to this request.
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
We derive most of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony’s PlayStation 2 and Microsoft’s Xbox and Xbox 360. The success of our business is driven in large part by the availability of an adequate supply of current-generation video game platforms (such as the PlayStation 2), the timely release, adequate supply, and, increasingly, the success of new video game hardware systems (such as the Xbox 360, Sony’s PlayStation 3 and the Nintendo Wii), our ability to accurately predict which platforms will be successful in the marketplace, and our ability to develop commercially successful products for these platforms. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. Alternatively, a platform for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on a meaningful revenue opportunity. If the platforms for which we are developing products are not released when anticipated, are not available in adequate quantities to meet consumer demand or are lower than our expectations, or do not attain wide market acceptance, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our products, and our financial performance will be harmed.
Our industry is cyclical and is in the midst of a transition period heading into the next cycle. During the transition, we expect our costs to continue to increase, we may experience a decline in sales as consumers anticipate and adopt next-generation products and our operating results may suffer and become more difficult to predict.
Video game platforms have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. Sony’s PlayStation 2 was introduced in 2000 and Microsoft’s Xbox and the Nintendo GameCube were introduced in 2001. Microsoft launched the Xbox 360 in November 2005. We expect Sony to introduce the PlayStation 3 beginning in November 2006 in North America and Japan and continuing through spring 2007 in Europe and elsewhere. We expect Nintendo to introduce the Wii in November in North America and in December in Japan and Europe. We refer to

Microsoft’s Xbox 360, Sony’s PlayStation 3 and Nintendo’s Wii as “next-generation platforms”. As a result, we believe that the interactive entertainment industry is in the midst of a transition stage leading into the next cycle. We have incurred and expect to continue to incur increased costs during the transition to next-generation platforms as we have continued to develop and market new titles for certain current-generation video game platforms while also making significant investments in products for the next-generation platforms. Moreover, we expect development costs for next-generation video games to be greater on a per-title basis than development costs for current-generation video games.
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
Microsoft launched the Xbox 360 in November 2005 and we expect Sony and Nintendo to introduce the PlayStation 3 and Wii, respectively, in November 2006. In order to publish products for a new video game player, we must take a license from the platform licensor, which gives the platform licensor the opportunity to set the fee structure that we must pay in order to publish games for that platform.
Similarly, certain platform licensors have retained the flexibility to change their fee structures for online gameplay and features for their consoles. The control that platform licensors have over the fee structures for their future platforms and online access makes it difficult for us to predict our costs, profitability and impact on margins. It is also possible that platform licensors may choose not to renew our licenses. Because publishing products for video game consoles is the largest portion of our business, any increase in fee structures or failure to secure a license relationship would significantly harm our ability to generate revenues and/or profits.
If we do not consistently meet our product development schedules, our operating results will be adversely affected.
Our business is highly seasonal, with the highest levels of consumer demand and a significant percentage of our revenue occurring in the December quarter. In addition, we seek to release many of our products in conjunction with specific events, such as the release of a related movie or the beginning of a sports season or major sporting event. If we miss these key selling periods for any reason, including product delays or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately. Likewise, if a key event to which our product release schedule is tied were to be delayed or cancelled, our sales would also suffer disproportionately. Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our products and the platforms for which they are developed, and the need to fine-tune our products prior to their release. We have experienced development delays for our products in the past, which caused us to push back release dates. In the future, any failure to meet anticipated production or release schedules would likely result in a delay of revenue and/or possibly a significant shortfall in our revenue, harm our profitability, and cause our operating results to be materially different than anticipated.
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
From time to time we may become involved in other legal proceedings which could adversely affect us.
We are currently, and from time to time in the future may become, subject to other legal proceedings, claims and litigation, which could be expensive, lengthy, and disruptive to normal business operations. In addition, the outcome of any legal proceedings, claims or litigation may be difficult to predict and could have a material adverse effect on our business, operating results, or financial condition. For further information regarding certain legal proceedings, claims and litigation in which we are currently involved, see “Part II — Item 1. Legal Proceedings” above.
Our business, our products and our distribution are subject to increasing regulation of content, consumer privacy, distribution and online hosting and delivery in the key territories in which we conduct business. If we do not successfully respond to these regulations, our business may suffer.
Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, data and consumer protection laws in the United States and Europe impose various restrictions on our web sites. Those rules vary by territory although the Internet recognizes no geographical boundaries. Other countries, such as Germany, have adopted laws regulating content both in packaged games and those transmitted over the Internet that are stricter than current United States laws. In the United States, the federal and several state governments are continually considering content restrictions on products such as ours, as well as restrictions on distribution of such products. For example, recent legislation has been adopted in several states, and could be proposed at the federal level, that prohibits the sale of certain games (e.g., violent games or those with “M (Mature)” or “AO (Adults Only)” ratings) to minors. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, and by requiring additional differentiation between products for different territories to address varying regulations. This additional product differentiation could be costly.
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
Our agreements with hardware licensors (such as Sony for the PlayStation 2, Microsoft for the Xbox and Xbox 360, and Nintendo for the Nintendo GameCube) typically give significant control to the licensor over the approval and manufacturing of our products, which could, in certain circumstances, leave us unable to get our products approved, manufactured and shipped to customers. These hardware licensors are also our chief competitors. In most events, control of the approval and manufacturing process by the platform licensors increases both our manufacturing lead times and costs as compared to those we can achieve independently. While we believe that our relationships with our hardware licensors are currently good, the potential for these licensors to delay or refuse to approve or manufacture our products exists. Such occurrences would harm our business and our financial performance.
We also require compatibility code and the consent of Microsoft, Sony and Nintendo in order to include online capabilities in our products for their respective platforms. As online capabilities for video game platforms become more significant, Microsoft, Sony and Nintendo could restrict the manner in which we provide online capabilities for our console platform products. If Microsoft, Sony or Nintendo refused to approve our products with online capabilities or significantly impacted the financial terms on which these services are offered to our customers, our business could be harmed.

Our international net revenue is subject to currency fluctuations.
For the six months ended September 30, 2006, international net revenue comprised 40 percent of our total net revenue. For the fiscal year ended March 31, 2006, international net revenue comprised 46 percent of our total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. While we utilize foreign exchange forward contracts to mitigate some foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) and, from time to time, foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries), our results of operations, including our reported net revenue and net income, and financial condition would be adversely affected by unfavorable foreign currency fluctuations, particularly the Euro, British pound sterling and Canadian dollar.
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
We incur certain tax expenses that do not decline proportionately with declines in our consolidated pre-tax income. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income than higher levels. In addition, at lower levels of pre-tax income, our effective tax rate will be more volatile.
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
In our fiscal year 2007, we began to recognize expense for stock-based compensation related to our employee equity compensation and employee stock purchase programs. The recognition of this expense will significantly lower our reported net income (or increase our reported net loss).
Beginning in our current fiscal year, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”, which requires us to recognize compensation expense for all stock-based compensation based on estimated fair values. As a result, beginning with our first quarter of fiscal 2007, our operating results contain a charge for stock-based compensation related to the equity-based compensation we provide to our employees, as well as stock purchases under our 2000 Employee Stock Purchase Plan. This expense is in addition to the stock-based compensation expense we have recognized in prior periods related to restricted stock unit grants, acquisitions and other grants. The stock-based compensation charges we incur depend on the number of equity-based awards we grant, the number of shares of common stock we sell under our 2000 Employee Stock Purchase Plan, as well as a number of estimates and variables such as estimated forfeiture rates, the trading price and volatility of our common stock, the expected term of our options, and interest rates. As a result, our stock-based compensation charges can vary significantly from period to period. Going forward, our adoption of SFAS No. 123R will continue to significantly lower our reported net income (or increase our reported net loss), which could have an adverse impact on the trading price of our common stock.
Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.
As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC and national and international accounting standards bodies, the frequency of accounting policy changes may accelerate. For example, accounting policies affecting software revenue recognition have been the subject of frequent interpretations, which could significantly affect the way we account for revenue related to our products and services. It is likely that, as the industry transitions to the next generation of consoles, a more significant portion of our business could be generated through online services and, as a result, we could be required to recognize the related revenue over an extended period of time rather than up front and all at once. For example, if we are unable to determine the fair value of the free (to the consumer) online services we include in our packaged goods products, we would be required to recognize the revenue from the sale of the packaged goods ratably over the entire online service period. In addition, the rules for tax accounting have recently been changed. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (see Note 4 of the Notes to Condensed Consolidated Financial Statements). We are evaluating what impact the adoption of FIN No. 48 will have on our Condensed Consolidated Financial Statements. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue and taxes, could have a significant adverse effect on our reported results although not necessarily on our cash flows.
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
In the quarter ended September 30, 2006, over 70 percent of our U.S. sales were made to seven key customers. In Europe, our top ten customers accounted for approximately 31 percent of our sales in that territory during the six months ended September 30, 2006. Worldwide, we had direct sales to two customers, GameStop Corp. and Wal-Mart Stores, Inc., which represented approximately 14 percent and 13 percent, respectively, of total net revenue in the six months ended September 30, 2006. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. Additionally, our receivables from these large customers increase significantly in the December quarter as they stock up for the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers.
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
The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to factors specific to us (including those discussed in the risk factors above as well as others not currently known to us or that we currently do not believe are material), to changes in securities analysts’ earnings estimates or ratings, to our results or future financial guidance falling below our expectations and analysts’ and investors’ expectations, to factors affecting the computer, software, Internet, entertainment, media or electronics industries, or to national or international economic conditions.

Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders, held on July 27, 2006, our stockholders elected the following individuals to the Board of Directors for one-year terms:

	For	Withheld
M. Richard Asher	269,612,228	6,916,064
Leonard S. Coleman	272,845,046	3,683,246
Gary M. Kusin	270,937,502	5,590,790
Gregory B. Maffei	274,427,940	2,100,352
Timothy Mott	194,694,181	81,834,111
Vivek Paul	274,407,072	2,121,220
Lawrence F. Probst III	270,660,649	5,867,643
Richard A. Simonson	274,476,494	2,051,798
Linda J. Srere	266,762,434	9,765,858
In addition, the following matters were voted on and approved by the stockholders:
1.	A voluntary program (the “Exchange Program”) that would permit our eligible employees to exchange certain outstanding stock options that are significantly “underwater” (that is, the exercise price is greater than the stock price) for a lesser number of shares of restricted stock or restricted stock units to be granted under our 2000 Equity Incentive Plan (“Equity Plan”).

For	Against	Abstain	Broker Non-vote

198,119,467	46,784,260	1,711,274	29,913,291
2.	An amendment to our Equity Plan to (a) increase by 11 million shares the limit on the total number of shares underlying awards of restricted stock and restricted stock units that may be granted under the Equity Plan — from 4 million to 15 million shares, and (b) to limit the number of shares subject to options surrendered and cancelled in the Exchange Program that will again become available for issuance under the Equity Plan to 7 million plus the number of shares necessary for the issuance of the restricted stock rights to be granted in connection with the Exchange Program.

For	Against	Abstain	Broker Non-vote

185,650,796	59,119,646	1,844,559	29,913,291
3.	An amendment to our 2000 Employee Stock Purchase Plan to increase by 1,500,000 the number of shares of common stock reserved for issuance thereunder.

For	Against	Abstain	Broker Non-vote

202,945,066	42,013,407	1,656,528	29,913,291
4.	Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for fiscal 2007.

For	Against	Abstain	Broker Non-vote

269,588,778	5,324,823	1,614,691	—

Item 6. Exhibits
The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of this report:

Exhibit
Number	Title

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC. (Registrant)

/s/ Warren C. Jenson
DATED:	WARREN C. JENSON
November 6, 2006	Executive Vice President, Chief Financial and Administrative Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2006
EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.