Form 10-Q
period 2006-12-31
ELECTRONIC ARTS INC
filed 2007-02-06
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of February 1, 2007, there were 310,042,832 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2006

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	December 31,	March 31,
(In millions, except par value data)	2006	2006 (a)

ASSETS

Current assets:
Cash and cash equivalents	$1,199	$1,242
Short-term investments	1,212	1,030
Marketable equity securities	235	160
Receivables, net of allowances of $228 and $232, respectively	551	199
Inventories	72	61
Deferred income taxes, net	92	86
Other current assets	170	234

Total current assets	3,531	3,012

Property and equipment, net	451	392
Investments in affiliates	6	11
Goodwill	730	647
Other intangibles, net	221	232
Other assets	104	92

TOTAL ASSETS	$5,043	$4,386

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$170	$163
Accrued and other current liabilities	851	654
Deferred net revenue	75	52

Total current liabilities	1,096	869

Deferred income taxes, net	6	29
Other liabilities	63	68

Total liabilities	1,165	966

Commitments and contingencies (See Note 9)

Minority interest	—	12

Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 310 and 305 shares issued and outstanding, respectively	3	3
Paid-in capital	1,345	1,081
Retained earnings	2,342	2,241
Accumulated other comprehensive income	188	83

Total stockholders’ equity	3,878	3,408

TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$5,043	$4,386

See accompanying Notes to Condensed Consolidated Financial Statements.

(a)	Derived from audited financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(Unaudited)	December 31,		December 31,
(In millions, except per share data)	2006	2005	2006	2005

Net revenue	$1,281	$1,270	$2,478	$2,310
Cost of goods sold	470	502	977	937

Gross profit	811	768	1,501	1,373

Operating expenses:
Marketing and sales	165	147	350	329
General and administrative	91	58	222	160
Research and development	330	206	783	571
Amortization of intangibles	7	1	20	3
Acquired in-process technology	1	—	3	—
Restructuring charges	2	9	12	9

Total operating expenses	596	421	1,390	1,072

Operating income	215	347	111	301
Interest and other income, net	25	20	69	49

Income before provision for income taxes and minority interest	240	367	180	350
Provision for income taxes	84	106	83	93

Income before minority interest	156	261	97	257
Minority interest	4	(2)	4	(5)

Net income	$160	$259	$101	$252

Net income per share:
Basic	$0.52	$0.86	$0.33	$0.83
Diluted	$0.50	$0.83	$0.32	$0.80
Number of shares used in computation:
Basic	309	301	307	304
Diluted	319	311	316	315
See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(Unaudited)	December 31,
(In millions)	2006	2005

OPERATING ACTIVITIES
Net income	$101	$252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110	68
Stock-based compensation	105	1
Minority interest	(4)	5
Realized net losses on investments and sale of property and equipment	1	—
Tax benefit from exercise of stock options	—	117
Acquired in-process technology	3	—
Change in assets and liabilities:
Receivables, net	(338)	(243)
Inventories	(7)	(11)
Other assets	63	(35)
Accounts payable	1	50
Accrued and other liabilities	125	32
Deferred net revenue	23	23

Net cash provided by operating activities	183	259

INVESTING ACTIVITIES
Capital expenditures	(118)	(87)
Proceeds from sale of marketable equity securities	—	4
Purchase of investment in affiliates	(1)	(2)
Proceeds from sale of investment in affiliate	—	2
Proceeds from maturities and sales of short-term investments	911	948
Purchase of short-term investments	(1,088)	(347)
Acquisition of subsidiaries, net of cash acquired	(94)	(3)
Other investing activities	2	(2)

Net cash provided by (used in) investing activities	(388)	513

FINANCING ACTIVITIES
Proceeds from sales of common stock through employee stock plans and other plans	133	151
Excess tax benefit from stock-based compensation	27	—
Repayment of note assumed in connection with acquisition	(14)	—
Repurchase and retirement of common stock	—	(709)

Net cash provided by (used in) financing activities	146	(558)

Effect of foreign exchange on cash and cash equivalents	16	(22)

Increase (decrease) in cash and cash equivalents	(43)	192
Beginning cash and cash equivalents	1,242	1,270

Ending cash and cash equivalents	1,199	1,462
Short-term investments	1,212	1,094

Ending cash, cash equivalents and short-term investments	$2,411	$2,556

Supplemental cash flow information:
Cash paid during the period for income taxes	$46	$23

Non-cash investing activities:
Change in unrealized gains (losses) on investments, net	$80	$37

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
We develop, market, publish and distribute interactive software games that are playable by consumers on home video game consoles (such as the Sony PlayStation® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, mobile platforms (including cellular handsets and handheld game players such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™) and online (over the Internet and other proprietary online networks). Some of our games are based on content that we license from others (e.g., Madden NFL Football, The Godfather and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™, Need for Speed™ and BLACK™). Our goal is to publish titles with mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Lord of the Rings and Harry Potter).
The Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal recurring accruals unless otherwise indicated) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts reported in these Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year or any other period.
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
(2) FISCAL YEAR AND FISCAL QUARTER
Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. As a result, fiscal 2006 contained 53 weeks with the first quarter containing 14 weeks. Our results of operations for the fiscal years ending March 31, 2007 and 2006 contain the following number of weeks:

Fiscal Years Ended	Number of Weeks	Fiscal Period End Date
March 31, 2007	52 weeks	March 31, 2007
March 31, 2006	53 weeks	April 1, 2006
Our results of operations for the three and nine months ended December 31, 2006 and 2005 contained the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended December 31, 2006	13 weeks	December 30, 2006
Nine months ended December 31, 2006	39 weeks	December 30, 2006

Three months ended December 31, 2005	13 weeks	December 31, 2005
Nine months ended December 31, 2005	40 weeks	December 31, 2005
For simplicity of disclosure purposes, all fiscal periods are referred to as ending on a calendar month end.

(3) STOCK-BASED COMPENSATION
     Adoption of SFAS No. 123(R)
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations for public companies. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended, supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”.
We adopted SFAS No. 123(R) as of April 1, 2006 and have applied the provisions of SAB No. 107 to our adoption of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We elected to use the modified prospective transition method of adoption which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. Accordingly, prior periods are not restated for the effect of SFAS No. 123(R).
Prior to April 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 and adopted the disclosure-only provisions of SFAS No. 123, as amended. Also, as required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, we provided pro forma net income (loss) and net income (loss) per share disclosures for stock-based awards as if the fair-value-based method defined in SFAS No. 123 had been applied.
Valuation and Expense Recognition. Upon adoption of SFAS No. 123(R), we began to recognize compensation costs for stock-based payment transactions to employees based on their grant-date fair value over the service period for which such awards are expected to vest. The fair value of restricted stock units is determined based the quoted price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our employee stock purchase plan is determined using the Black-Scholes valuation model, which was the same model we previously used for the pro forma information required under SFAS No. 123. The determination of fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The Black-Scholes valuation model requires us to estimate the following key assumptions:
•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•	Expected volatility. We use our historical stock price volatility and consider the implied volatility computed based on the price of short-term options publicly traded on our common stock for our expected volatility assumption.

•	Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

•	Expected dividends.

The assumptions used in the Black-Scholes valuation model to value our option grants and employee stock purchase plan were as follows:

	Stock Option Grants		Employee Stock Purchase Plan
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2006	December 31, 2006	December 31, 2006
Risk-free interest rate	4.5 - 4.6%	4.5 - 5.1%	4.7 - 5.1%	3.7 - 5.1%
Expected volatility	32 - 43%	32 - 46%	33 - 35%	30 - 36%
Weighted-average volatility	35%	35%	35%	33%
Expected term	4.2 years	4.2 years	6-12 months	6-12 months
Expected dividends	None	None	None	None
Prior to our adoption of SFAS No. 123(R), we valued our stock options based on the multiple-award valuation method and recognized the expense using the accelerated approach over the requisite service period. In conjunction with our adoption of SFAS No. 123(R), we changed our method of recognizing our stock-based compensation expense for post-adoption grants to the straight-line approach over the requisite service period; however, we continue to value our stock options based on the multiple-award valuation method.
As required by SFAS No. 123(R), employee stock-based compensation expense recognized in the three and nine months ended December 31, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and our employee stock purchase plan included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Cost of goods sold	$—	$—	$1	$—
Marketing and sales	5	—	14	—
General and administrative	10	—	30	—
Research and development	20	—	60	1

Stock-based compensation expense	35	—	105	1
Benefit from income taxes	(7)	—	(22)	—

Stock-based compensation expense, net of tax	$28	$—	$83	$1

As of December 31, 2006, the total unrecognized compensation cost related to stock options was $173 million and is expected to be recognized over the weighted-average service period of 1.5 years. As of December 31, 2006, the total unrecognized compensation cost related to restricted stock and restricted stock units was $81 million and is expected to be recognized over the weighted-average service period of 2.5 years.

The adoption of SFAS No. 123(R), using the fair value method, had the following effect on our pre-tax income, net income, and basic and diluted net income per share as compared to what would have been reported under APB No. 25 using the intrinsic value method, which was the method used prior to our adoption (in millions, except per share data):

	Three Months Ended			Nine Months Ended
	December 31, 2006			December 31, 2006
		Intrinsic			Intrinsic
	Fair Value	Value	Impact of	Fair Value	Value	Impact of
	Method	Method	Change	Method	Method	Change
Income before provision for income taxes and minority interest	$240	$264	$(24)	$180	$264	$(84)
Net income	$160	$169	$(9)	$101	$158	$(57)
Net income per share:
Basic	$0.52	$0.55	$(0.03)	$0.33	$0.51	$(0.18)
Diluted	$0.50	$0.53	$(0.03)	$0.32	$0.50	$(0.18)
APIC Pool. In November 2005, the FASB issued FASB Staff Position (“FSP”) No. Financial Accounting Standard (“FAS”) 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. The FASB allows for a practical exception in calculating the additional paid-in capital pool (“APIC pool”) of excess tax benefits upon adoption that is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). For employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R), the alternative transition method provides a simplified method to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation. It also provides a simplified method to determine the subsequent impact on the APIC pool and Condensed Consolidated Statements of Cash Flows for the tax effects of employee stock-based compensation awards. We elected to adopt the alternative transition method provided in FSP No. FAS 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R).
Cash Flow Impact. Prior to our adoption of SFAS No. 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows along with other tax cash flows. SFAS No. 123(R) requires a classification change in the statement of cash flows. As a result, tax benefits relating to excess stock-based compensation deductions, which had been included in operating cash flow activities, are now presented as financing cash flow activities (total cash flows remain unchanged).
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
Options granted under the Equity Plan generally expire ten years from the date of grant and are generally exercisable as to 24 percent of the shares after 12 months, and then ratably over 38 months. All options granted under the Criterion Plan were exercisable as of March 31, 2005 and expire in January 2012. Certain assumed options granted under the JAMDAT Plans have acceleration rights upon the occurrence of various triggering events. Otherwise, the terms of the JAMDAT Plans are similar to our Equity Plan.

The following table summarizes our stock option activity for the nine months ended December 31, 2006:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (in years)	(in millions)
Outstanding as of March 31, 2006	40,882	$40.02
Activity for the nine months ended December 31, 2006:
Granted	4,167	51.16
Exercised	(4,023)	29.37
Forfeited, cancelled or expired	(2,212)	52.90
Exchange Program (cancelled)	(1,776)	64.92

Outstanding as of December 31, 2006	37,038	$40.47	6.6	$447

Additional stock option-related information as of December 31, 2006:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (in years)	(in millions)
Outstanding	37,038	$40.47	6.6	$447
Vested and expected to vest	35,115	$39.72	6.5	$445
Exercisable	22,311	$31.91	5.2	$432
A total of 15 million shares were available for grant under our Equity Plan as of December 31, 2006, of which no more than 13 million shares were eligible for grant in the form of restricted stock or restricted stock units.
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of December 31, 2006 which would have been received by the option holders had all option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
The weighted-average grant-date fair value of stock options granted during the three and nine months ended December 31, 2006 was $19.14 and $17.82, respectively. The weighted-average grant-date fair value of stock options granted during the three and nine months ended December 31, 2005 was $15.65 and $16.23, respectively. The total intrinsic value of options exercised during the three and nine months ended December 31, 2006 was $38 million and $96 million, respectively. The total intrinsic value of options exercised during the three and nine months ended December 31, 2005 was $96 million and $154 million, respectively. The total fair value (determined at the grant date) of shares vested during the three and nine months ended December 31, 2006 was $18 million and $72 million, respectively. The total fair value (determined at the grant date) of shares vested during the three and nine months ended December 31, 2005 was $32 million and $99 million, respectively.

The following table summarizes outstanding and exercisable options as of December 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-			Weighted-
	Number	Remaining	Average		Number	Average
Range of	of Shares	Contractual	Exercise	Potential	of Shares	Exercise	Potential
Exercise Prices	(in thousands)	Term (in years)	Price	Dilution	(in thousands)	Price	Dilution
$0.53 - $14.99	3,608	1.71	$11.33	1.2%	3,600	$11.35	1.2%
15.00 - 24.99	4,422	4.17	23.13	1.4%	4,419	23.13	1.4%
25.00 - 34.99	7,844	5.44	30.12	2.5%	7,617	30.09	2.4%
35.00 - 44.99	2,132	7.17	42.41	0.7%	1,321	42.28	0.4%
45.00 - 54.99	12,812	8.50	50.92	4.1%	3,593	49.21	1.2%
55.00 - 65.93	6,220	8.47	60.54	2.0%	1,761	60.73	0.6%

$0.53 - $65.93	37,038	6.59	$40.47	11.9%	22,311	$31.91	7.2%

Potential dilution is computed by dividing the options in the related range of exercise prices by the shares of common stock issued and outstanding as of December 31, 2006 (310 million shares).
     Restricted Stock Units and Restricted Stock
We grant restricted stock units and restricted stock (collectively referred to as “restricted stock rights”) under our Equity Plan to employees worldwide. Restricted stock units entitle holders to receive shares of common stock at the end of a specified period of time. Upon vesting, the equivalent number of common shares are typically issued net of tax withholdings. Restricted stock is issued and outstanding upon grant; however, restricted stock award holders are restricted from selling the shares until they vest. Upon vesting, we will typically withhold shares to satisfy tax withholding requirements. Restricted stock rights are subject to forfeiture and transfer restrictions. Vesting for restricted stock rights are based on continued employment of the holder. If the vesting conditions are not met, unvested restricted stock rights will be forfeited. Generally, our restricted stock right grants vest according to one of the following vesting schedules:
•	100 percent after one year;

•	Three-year vesting with 25 percent cliff vesting at the end of each of the first and second years, and 50 percent cliff vesting at the end of the third year; or

•	Four-year vesting with 25 percent cliff vesting at the end of each year.
The following table summarizes our restricted stock right activity for the nine months ended December 31, 2006:

	Restricted Stock	Weighted-
	Rights	Average Grant
	(in thousands)	Date Fair Value
Balance as of March 31, 2006	655	$52.21
Activity for the nine months ended December 31, 2006:
Granted	1,113	52.89
Exchange Program (granted)	444	54.22
Vested	(43)	54.03
Forfeited	(82)	52.43

Balance as of December 31, 2006	2,087	$52.95

The weighted-average grant date fair value of restricted stock rights is based on the quoted market value of our common stock on the date of grant. The weighted-average fair value of restricted stock rights granted during the three and nine months ended December 31, 2006 was $55.57 and $52.89, respectively. The weighted-average fair value of restricted stock rights granted during the three and nine months ended December 31, 2005 was $56.51 and $54.35, respectively. The total fair value of restricted stock rights vested during the three and nine months ended December 31, 2006 was less than $1 million and $2 million, respectively. There were no restricted stock rights vested during the three and nine months ended December 31, 2005.
At our Annual Meeting of Stockholders, held on July 27, 2006, our stockholders approved amendments to the Equity Plan to (1) increase by 11 million shares the limit on the total number of shares underlying awards of restricted stock and restricted stock units that may be granted under the Equity Plan – from 4 million to 15 million shares, and (2) to limit the number of shares subject to options surrendered and cancelled in the Exchange Program that will again become available for issuance under the Equity Plan to 7 million plus the number of shares necessary for the issuance of the restricted stock rights to be granted in connection with the Exchange Program.
     Exchange Program
At our Annual Meeting of Stockholders, held on July 27, 2006, our stockholders approved a voluntary program (the “Exchange Program”) to permit our eligible employees to exchange certain outstanding stock options that were significantly “underwater” (that is, the exercise price is greater than the trading price of our common stock) for a lesser number of shares of restricted stock rights to be granted under the Equity Plan. The Exchange Program commenced on August 16, 2006 and ended on September 15, 2006.
The Exchange Program was open to all of our employees who were employed by us on August 16, 2006 and were still an employee on the date on which the tendered options were cancelled and restricted stock rights were granted except (1) our “named executive officers” identified in our 2006 Annual Proxy Statement, (2) members of our Board of Directors, and (3) employees who resided in China, Belgium and Denmark due to restrictions arising under the local laws of those countries.
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
Eligible options exchanged under the program were cancelled in exchange for restricted stock rights following the expiration of the offer. For restricted stock rights issued in exchange for unvested options, compensation expense is recorded based on the grant-date fair value of the options tendered over their remaining original vesting period of those options. Restricted stock rights issued in connection with the Exchange Program vest over a period of up to three years.
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
At our Annual Meeting of Stockholders, held on July 27, 2006, our stockholders approved an amendment to the ESPP to increase the number of shares authorized under the ESPP by 1.5 million. As of December 31, 2006, we had 3 million shares of common stock reserved for future issuance under the ESPP.

Information related to stock issuances under the ESPP are as follows:

	Nine Months Ended December 31,
	2006	2005
Number of shares issued (in thousands)	370	316
Exercise prices for purchase rights	$43.10	$42.31 to 47.95
Estimated weighted-average fair value of purchase rights	$17.30	$16.13
We issue new common stock out of the ESPP’s pool of authorized shares. The fair value above was estimated on the date of grant using the Black-Scholes option-pricing model assumptions described in this note under the headings “Adoption of SFAS No. 123(R)” and “Pre-SFAS No. 123(R) Pro Forma Accounting Disclosures”.
      Pre-SFAS No. 123(R) Pro Forma Accounting Disclosures
Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 and adopted the disclosure-only provisions of SFAS No. 123, as amended.
Had compensation cost for our stock-based compensation plans been measured based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123, as amended, we estimate that our reported net income and net income per share would have been the pro forma amounts indicated below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants made under our stock-based compensation plan during the three and nine months ended December 31, 2005:

	Three Months Ended	Nine Months Ended
	December 31, 2005	December 31, 2005
Risk-free interest rate	4.3%	4.0%
Expected volatility	32%	34%
Expected term of stock options (in years)	3.2	3.3
Expected term of employee stock purchase plan (in months)	6	6
Expected dividends	None	None
Our calculations were based on a multiple-award valuation method and forfeitures were recognized when they occurred.

	Three Months Ended	Nine Months Ended
(In millions, except per share data)	December 31, 2005	December 31, 2005
Net income:
As reported	$259	$252
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(20)	(71)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	1

Pro forma	$239	$182

Net income per share:
As reported — basic	$0.86	$0.83
Pro forma — basic	$0.79	$0.60
As reported — diluted	$0.83	$0.80
Pro forma — diluted	$0.77	$0.58

(4) BUSINESS COMBINATIONS
  Digital Illusions C.E. and Mythic Entertainment, Inc.
The following table summarizes the preliminary allocation of assets acquired and liabilities assumed in connection with the acquisitions of Mythic Entertainment, Inc. (“Mythic”) and the remaining minority interest of Digital Illusions C.E. (“DICE”) for the nine months ended December 31, 2006 (in millions):

	DICE	Mythic	Total

Current assets	$—	$15	$15
Property and equipment, net	—	1	1
Other long-term assets	—	1	1
Acquired in-process technology	1	2	3
Goodwill	21	62	83
Finite-lived intangibles	4	22	26
Liabilities	(2)	(27)	(29)
Minority interest	8	—	8

Total consideration	$32	$76	$108

      Digital Illusions C.E.
Based in Sweden, DICE develops games for PCs and video game consoles. In 2003 we acquired (1) approximately 1,911,403 shares of Class B common stock representing a 19 percent equity interest in DICE, and (2) a warrant to acquire an additional 2,327,602 shares of to-be-issued Class A common stock at an exercise price of SEK 43.23. Prior to our tender offer in the fourth quarter of fiscal 2005, we accounted for our Class B common stock investment in DICE under the equity method of accounting, as prescribed by APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Separately, the warrant was recognized at a cost of $5 million as of March 31, 2006 and was included in investments in affiliates in our Condensed Consolidated Balance Sheets.
On January 27, 2005, we completed a tender offer by acquiring 3,235,053 shares of Class A common stock at a price of SEK 61 per share, representing 32 percent of the outstanding Class A common stock of DICE. During the tender offer period and through the end of fiscal 2005, we acquired, through open market purchases at an average price of SEK 60.33, an additional 1,190,658 shares of Class A common stock, representing approximately 12 percent of the outstanding Class A common stock of DICE. During the first three months and last two weeks of fiscal 2006, we acquired, through open market purchases at an average price of SEK 63.07, an additional 1,071,152 shares of Class A common stock, representing approximately 10 percent of the outstanding Class A common stock of DICE. Accordingly, on a cumulative basis as of March 31, 2006, we owned approximately 73 percent of DICE on an undiluted basis (excluding the warrant discussed above). As a result, we have included the assets, liabilities and results of operations of DICE in our Condensed Consolidated Financial Statements since January 27, 2005. The percent of DICE stock that we did not own was reflected as minority interest on our Condensed Consolidated Financial Statements from January 27, 2005 until the acquisition date of the remaining minority interest in October 2006. DICE’s products were primarily sold through co-publishing agreements with us and our transactions with DICE were recorded on an arm’s length basis.
In October 2006, the remaining minority interest in DICE was acquired for a total of $27 million in cash, including transaction costs. In connection with the acquisition of the remaining minority interest of DICE, the warrant was reclassified to goodwill for this wholly owned subsidiary. We expect further adjustments to our purchase price allocation, including the allocation of goodwill, as a result of the acquisition of the remaining minority interest of DICE.

Except for acquired in-process technology, which is discussed below, the acquired finite-lived intangible assets are being amortized on a straight-line basis over estimated lives ranging from one to four years. The intangible assets that make up that amount as of December 31, 2006 include:

	Gross Carrying	Weighted-Average
	Amount	Useful Life
	(in millions)	(in years)
Developed and Core Technology	$4	2
Trade Name	2	4

Total Finite-Lived Intangibles	$6	3

During the nine months ended December 31, 2006, we recorded $21 million of goodwill, none of which is tax deductible.
The acquired in-process technology was expensed in our Condensed Consolidated Statements of Operations upon consummation of the acquisition, and in each period we increased our ownership percentage. Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have alternative future use.
We expect to finalize the preliminary purchase price allocation during the three months ended March 31, 2007.
      Mythic Entertainment, Inc.
On July 24, 2006, we acquired all outstanding shares of Mythic for an aggregate purchase price of $76 million in cash, including transaction costs. Based in Fairfax, Virginia, Mythic is a developer and publisher of massively multiplayer online role-playing games. The results of operations of Mythic and the estimated fair market values of the acquired assets and assumed liabilities have been included in our Condensed Consolidated Financial Statements since the date of acquisition. Except for acquired in-process technology, which is discussed below, the acquired finite-lived intangible assets are being amortized on a straight-line basis over estimated lives ranging from three to five years. The intangible assets that make up that amount as of the date of the acquisition include:

	Gross Carrying	Weighted-Average
	Amount	Useful Life
	(in millions)	(in years)
Developed and Core Technology	$15	4
Trade Name	6	5
Subscribers and Other Intangibles	1	5

Total Finite-Lived Intangibles	$22	4

We recorded $62 million of goodwill, none of which is tax deductible and we expensed $2 million of acquired in-process technology in our Condensed Consolidated Statements of Operations upon consummation of the acquisition.
We expect to finalize the preliminary purchase price allocation during the three months ended March 31, 2007.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill information is as follows (in millions):

				Effects of
	As of		Purchase	Foreign	As of
	March 31,	Goodwill	Accounting	Currency	December 31,
	2006	Acquired	Adjustments (1)	Translation	2006

Goodwill	$647	$83	$(4)	$4	$730

(1)	During the three months ended June 30, 2006, we finalized the purchase price allocation including the allocation of goodwill related to our acquisition of JAMDAT Mobile Inc. (“JAMDAT”). As a result, we reduced goodwill and the liability balance assumed from JAMDAT by $4 million.
Finite-lived intangibles consisted of the following (in millions):

	As of December 31, 2006
	Gross			Other
	Carrying	Accumulated		Intangibles,
	Amount	Amortization	Other	Net

Developed and Core Technology	$180	$(54)	$—	$126
Carrier Contracts and Related	85	(15)	—	70
Trade Name	44	(23)	—	21
Subscribers and Other Intangibles	16	(11)	(1)	4

Total	$325	$(103)	$(1)	$221

	As of March 31, 2006
	Gross			Other
	Carrying	Accumulated		Intangibles,
	Amount	Amortization	Other	Net

Developed and Core Technology	$160	$(31)	$—	$129
Carrier Contracts and Related	85	(2)	—	83
Trade Name	36	(21)	—	15
Subscribers and Other Intangibles	15	(9)	(1)	5

Total	$296	$(63)	$(1)	$232

Amortization of intangibles for the three and nine months ended December 31, 2006 was $14 million (of which $7 million was recognized as cost of goods sold) and $40 million (of which $20 million was recognized as cost of goods sold), respectively. Amortization of intangibles for the three and nine months ended December 31, 2005 was $3 million (of which $2 million was recognized as cost of goods sold) and $8 million (of which $5 million was recognized as cost of goods sold), respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years. As of December 31, 2006 and March 31, 2006, the weighted-average remaining useful life for finite-lived intangible assets was approximately 6.4 years and 7.2 years, respectively.

As of December 31, 2006, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2007 (remaining three months)	$14
2008	51
2009	40
2010	33
2011	29
Thereafter	54

Total	$221

(6) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
Restructuring and asset impairment information as of December 31, 2006 was as follows (in millions):

					Fiscal 2004,
	Fiscal 2006 International			Fiscal 2006	2003 and 2002
	Publishing Reorganization			Restructuring	Restructurings
	Workforce	Facilities-related	Other	Workforce	Facilities-related	Total
Balances as of March 31, 2005	$—	$—	$—	$—	$10	$10
Charges to operations	3	8	3	10	—	24
Charges utilized in cash	(2)	—	(1)	(7)	(5)	(15)
Adjustments to operations	—	—	—	—	2	2

Balances as of March 31, 2006	$1	$8	$2	$3	$7	$21
Charges to operations	8	1	3	—	—	12
Charges utilized in cash	(9)	—	(5)	(2)	(3)	(19)

Balances as of December 31, 2006	$—	$9	$—	$1	$4	$14

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
Since the inception of the restructuring plan, through December 31, 2006, we have incurred restructuring charges of approximately $26 million, of which $11 million was for employee-related expenses, $9 million for the closure of certain U.K. facilities, and $6 million in other costs in connection with our international publishing reorganization. The restructuring accrual of $9 million as of December 31, 2006 is expected to be utilized by March 2017. This accrual is included in other accrued expenses presented in Note 8 of the Notes to Condensed Consolidated Financial Statements.
In fiscal 2007, we expect to incur between $15 million and $20 million of restructuring costs in connection with our international publishing reorganization. Overall, including charges incurred through December 31, 2006, we expect to incur between $40 million and $45 million of restructuring costs, substantially all of which will result in cash expenditures by 2017. These restructuring costs will consist primarily of employee-related relocation assistance (approximately $25 million), facility exit costs (approximately $11 million), as well as other reorganization costs (approximately $6 million).

      Fiscal 2006 Restructuring
During the fourth quarter of fiscal 2006, we aligned our resources with our product plan for fiscal 2007 and strategic opportunities with next-generation consoles, online and mobile platforms. As part of this alignment, we recorded a total pre-tax restructuring charge of $10 million consisting entirely of one-time benefits related to headcount reductions, which are included in restructuring charges in our Condensed Consolidated Statements of Operations. As of December 31, 2006, an aggregate of $9 million in cash has been paid out under the restructuring plan. The remaining restructuring accrual of $1 million is expected to be utilized during our fiscal year ending March 31, 2007. This accrual is included in other accrued expenses presented in Note 8 of the Notes to Condensed Consolidated Financial Statements.
      Fiscal 2004, 2003 and 2002 Restructurings
In fiscal 2004, 2003 and 2002, we engaged in various restructurings based on management decisions. As of December 31, 2006, an aggregate of $30 million in cash had been paid out under these restructuring plans. The remaining projected net cash outlay of $4 million is expected to be utilized during our fiscal year ending March 31, 2007. The facilities-related accrued obligation shown above is net of $4 million of estimated future sub-lease income. The restructuring accrual is included in other accrued expenses presented in Note 8 of the Notes to Condensed Consolidated Financial Statements.
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
Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of December 31, 2006 and March 31, 2006, approximately $5 million and $9 million, respectively, of minimum guaranteed royalty obligations had been recognized.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. We had no impairments during the three and nine months ended December 31, 2006 and 2005.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of	As of
	December 31,	March 31,
	2006	2006
Other current assets	$27	$76
Other assets	53	55

Royalty-related assets	$80	$131

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

	As of	As of
	December 31,	March 31,
	2006	2006
Accrued and other current liabilities	$118	$82
Other liabilities	2	7

Royalty-related liabilities	$120	$89

In addition, as of December 31, 2006, we were committed to pay approximately $1,550 million to content licensors and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 9 of the Notes to Condensed Consolidated Financial Statements.
(8) BALANCE SHEET DETAILS
  Inventories
Inventories as of December 31, 2006 and March 31, 2006 consisted of (in millions):

	As of	As of
	December 31,	March 31,
	2006	2006
Raw materials and work in process	$1	$1
Finished goods (including manufacturing royalties)	71	60

Inventories	$72	$61

      Property and Equipment, Net
Property and equipment, net, as of December 31, 2006 and March 31, 2006 consisted of (in millions):

	As of	As of
	December 31,	March 31,
	2006	2006
Computer equipment and software	$494	$418
Buildings	194	127
Leasehold improvements	90	78
Office equipment, furniture and fixtures	65	57
Land	64	57
Warehouse equipment and other	10	11
Construction in progress	19	59

	936	807
Less accumulated depreciation	(485)	(415)

Property and equipment, net	$451	$392

Depreciation expense associated with property and equipment amounted to $24 million and $70 million for the three and nine months ended December 31, 2006, respectively. Depreciation expense associated with property and equipment amounted to $20 million and $60 million for the three and nine months ended December 31, 2005, respectively.
      Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2006 and March 31, 2006 consisted of (in millions):

	As of	As of
	December 31,	March 31,
	2006	2006
Accrued income taxes	$285	$234
Accrued compensation and benefits	231	122
Other accrued expenses	167	202
Accrued royalties	118	82
Accrued value added taxes	50	14

Accrued and other current liabilities	$851	$654

      Income Taxes
Effective Income Tax Rate for three and nine months ended December 31, 2006
With respect to our projected annual effective income tax rate at the end of each quarter prior to the end of a fiscal year, we are required to make a projection of several items, including our projected mix of full-year income in each jurisdiction in which we operate and the related income tax expense in each jurisdiction. While this projection is always inherently uncertain, until the third quarter of fiscal 2007, our interim projected tax rate for fiscal 2007 was unusually volatile and subject to significantly greater variation.
The tax rate reported for the nine months ended December 31, 2006 is based on our estimated projected annual effective tax rate for fiscal 2007. Our effective income tax rates for the three and nine months ended December 31, 2006 were 34.9 percent and 45.9 percent, respectively. These rates include various adjustments recorded in the three months ended December 31, 2006 for the reinstatement of the federal research credit, additional income tax benefit resulting from certain intercompany transactions, offset by additional tax expense due to the development of certain tax audit related matters. Without the impact of these adjustments, our effective income tax rates for the three and nine months ended December 31, 2006 would have been 37.3 percent and 49.0 percent, respectively.

Effective Income Tax Rate for three and nine months ended December 31, 2005
During the three months ended December 31, 2005, we adjusted our projected annual effective income tax rate from our previous projection of 28.0 percent to 29.0 percent (in each case, excluding discrete adjustments). As a result, we recognized $4 million (or $0.01 per basic and diluted net income per share) more income tax expense for both the three and nine months ended December 31, 2005 than we would have recognized had this projected annual effective income tax rate remained at 28.0 percent.
During the nine months ended December 31, 2005, our effective income tax rate was 26.5 percent. This rate included various adjustments recorded in the three months ended September 30, 2005 for the resolution of certain tax-related matters with foreign tax authorities, offset by additional income tax provisions resulting from certain intercompany transactions during the three months ended September 30, 2005. The net impact of these adjustments was that we recognized $9 million (or $0.03 per basic and diluted net income per share) less income tax expense for the nine months ended December 31, 2005 than we would have recognized had our projected annual effective income tax rate remained at 29.0 percent.
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
We believe that, as of December 31, 2006, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.
The two lease agreements with Keybank National Association described above require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of December 31, 2006.

			Actual as of
Financial Covenants	Requirement		December 31, 2006
Consolidated Net Worth (in millions)	equal to or greater than	$2,430	$3,878
Fixed Charge Coverage Ratio	equal to or greater than	3.00	5.28
Total Consolidated Debt to Capital	equal to or less than	60%	6.0%
Quick Ratio — Q1 & Q2	equal to or greater than	1.00	N/A
Q3 & Q4	equal to or greater than	1.75	9.19
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

The following table summarizes our minimum contractual obligations and commercial commitments as of December 31, 2006 (in millions):

				Commercial
	Contractual Obligations			Commitments
		Developer/		Letter of Credit,
Fiscal Year		Licensor		Bank and
Ending March 31,	Leases (1)	Commitments (2)	Marketing	Other Guarantees	Total
2007 (remaining three months)	$19	$33	$7	$6	$65
2008	54	172	41	1	268
2009	53	191	31	—	275
2010	35	166	31	—	232
2011	25	269	31	—	325
Thereafter	66	724	185	—	975

Total	$252	$1,555	$326	$7	$2,140

(1)	Lease commitments include contractual rental commitments of $20 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported on our Condensed Consolidated Balance Sheets as of December 31, 2006. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

(2)	Developer/licensor commitments include $5 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of December 31, 2006 because payment is not contingent upon performance by the developer or licensor.
Legal Proceedings
On September 14, 2006, we received an informal inquiry from the Securities and Exchange Commission requesting certain documents and information relating to our stock option grant practices from January 1, 1997 to the present. We have cooperated to date with all matters related to this request.
We are also subject to claims and litigation arising in the ordinary course of business. We believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.
Director Indemnity Agreements
We entered into indemnification agreements with the members of our Board of Directors at the time they joined the Board to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued or charged as a result of their service as members of our Board of Directors.
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

The components of comprehensive income for the three and nine months ended December 31, 2006 and 2005 are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income	$160	$259	$101	$252
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of tax expense (benefit) of $0, $0, $0 and $5 respectively	30	(16)	80	38
Reclassification adjustment for losses realized on investments in net income, net of tax benefit of $0 for each period	—	—	1	—
Change in unrealized gains (losses) on derivative instruments, net of tax expense (benefit) of $0, $0, $0 and $1, respectively	(1)	—	(4)	4
Reclassification adjustment for (gains) losses realized on derivative instrument in net income, net of tax (expense) benefit of $0, $(2), $0 and $(2), respectively	2	(4)	2	(4)
Foreign currency translation adjustments	—	1	26	(7)

Total other comprehensive income (loss)	31	(19)	105	31

Total comprehensive income	$191	$240	$206	$283

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In millions, except per share amounts)	2006	2005	2006	2005
Net income	$160	$259	$101	$252

Shares used to compute net income per share:
Weighted-average common stock outstanding — basic	309	301	307	304
Dilutive potential common shares	10	10	9	11

Weighted-average common stock outstanding — diluted	319	311	316	315

Net income per share:
Basic	$0.52	$0.86	$0.33	$0.83
Diluted	$0.50	$0.83	$0.32	$0.80
Options to purchase 15 million and 16 million shares of common stock were excluded from the above computation of diluted shares for the three and nine months ended December 31, 2006, respectively, as their inclusion would have been antidilutive. For the three and nine months ended December 31, 2006, the weighted-average exercise price of these shares was $55.44 and $56.13 per share, respectively.
Options to purchase 8 million and 7 million shares of common stock were excluded from the above computation of diluted shares for both the three and nine months ended December 31, 2005, respectively, as their inclusion would have been antidilutive. For the three and nine months ended December 31, 2005, the weighted-average exercise price of these shares was $62.88 and $63.68 per share, respectively.
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

The following table summarizes the financial performance of our Publishing segment and a reconciliation of our Publishing segment’s profit to our consolidated operating income (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Publishing segment:
Net revenue	$1,246	$1,266	$2,372	$2,300
Depreciation and amortization	(6)	(4)	(17)	(15)
Other expenses	(615)	(680)	(1,314)	(1,336)

Publishing segment profit	625	582	1,041	949

Reconciliation to consolidated operating income:
Other:
Net revenue	35	4	106	10
Depreciation and amortization	(32)	(18)	(93)	(53)
Other expenses	(413)	(221)	(943)	(605)

Consolidated operating income	$215	$347	$111	$301

Publishing segment profit differs from consolidated operating income primarily due to the exclusion of substantially all of our research and development expense as well as certain corporate functional costs that are not allocated to the publishing organizations.

Information about our total net revenue by product line for the three and nine months ended December 31, 2006 and 2005 is presented below (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Consoles
PlayStation 2	$400	$495	$769	$916
Xbox 360	172	76	399	76
Xbox	62	152	150	332
Nintendo GameCube	32	69	56	118
PlayStation 3	41	—	41	—
Wii	29	—	29	—
Other Consoles	—	1	—	1

Total Consoles	736	793	1,444	1,443
PC	218	148	370	313
Mobility
PSP	118	120	219	197
Nintendo DS	55	36	77	56
Game Boy Advance	21	35	35	48
Cellular Handsets	35	1	104	4

Total Mobility	229	192	435	305
Co-publishing and Distribution	49	99	130	161
Internet Services, Licensing and Other
Subscription Services	24	16	55	45
Licensing, Advertising and Other	25	22	44	43

Total Internet Services, Licensing and Other	49	38	99	88

Total Net Revenue	$1,281	$1,270	$2,478	$2,310

Information about our operations in North America, Europe and Asia as of and for the three and nine months ended December 31, 2006 and 2005 is presented below (in millions):

	North
	America	Europe	Asia	Total
Three months ended December 31, 2006
Net revenue from unaffiliated customers	$637	$583	$61	$1,281
Long-lived assets	1,137	254	11	1,402

Three months ended December 31, 2005
Net revenue from unaffiliated customers	$618	$577	$75	$1,270
Long-lived assets	347	201	9	557

Nine months ended December 31, 2006
Net revenue from unaffiliated customers	$1,359	$997	$122	$2,478

Nine months ended December 31, 2005
Net revenue from unaffiliated customers	$1,245	$912	$153	$2,310
Our direct sales to Wal-Mart Stores, Inc. represented approximately 13 percent of total net revenue for both the three and nine months ended December 31, 2006, respectively, and approximately 12 percent and 13 percent of total net revenue for the three and nine months ended December 31, 2005, respectively. Our direct sales to GameStop Corp. represented approximately 10 percent and 12 percent of total net revenue for the three and nine months ended December 31, 2006, respectively, and approximately 11 percent of total net revenue for the three months ended December 31, 2005.

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
In October 2006, the FASB issued FSP No. FAS 123(R)-6, “Technical Corrections of FASB Statement No. 123(R)”, which amends various provisions of SFAS No. 123(R). FSP No. FAS 123(R)-6 (1) exempts nonpublic entities from disclosing the aggregate intrinsic value of outstanding fully vested share options (or share units) and share options expected to vest, (2) revises the computation of the minimum compensation cost that must be recognized to comply with paragraph 42 of SFAS No. 123(R), (3) amends paragraph A170 of Illustration 13(e) to indicate that at the date that the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed, and (4) amends the definition of “short-term inducement” to exclude an offer to settle an award. The provisions of FSP No. FAS 123(R)-6 are required to be applied in the first reporting period beginning after October 20, 2006. Retrospective application is required if an entity had been applying Statement 123(R) inconsistent with the guidance in FSP No. FAS 123(R)-6. We do not expect the adoption of FSP No. FAS 123(R)-6 to have a material impact on our Condensed Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of December 30, 2006, the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 30, 2006 and December 31, 2005, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 30, 2006 and December 31, 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
February 6, 2007

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
OVERVIEW
The following overview is a top-level discussion of our operating results as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and nine months ended December 31, 2006, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and the Condensed Consolidated Financial Statements and related notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed with the SEC on June 12, 2006 and in other documents we have filed with the SEC.
About Electronic Arts
We develop, market, publish and distribute interactive software games that are playable by consumers on home video game consoles (such as the Sony PlayStation® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, mobile platforms (including cellular handsets and handheld game players such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™) and online (over the Internet and other proprietary online networks). Some of our games are based on content that we license from others (e.g., Madden NFL Football, The Godfather and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™, Need for Speed™ and BLACK™). Our goal is to publish titles with mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Lord of the Rings and Harry Potter).
Overview of Financial Results
Total net revenue for the three months ended December 31, 2006 was $1,281 million, up 1 percent as compared to the three months ended December 31, 2005. Net revenue for the three months ended December 31, 2006 was driven by sales of Need for Speed™ Carbon, FIFA 07, The Sims™ 2 Pets, Madden NFL 07, and Tiger Woods PGA TOUR® 07. Need for Speed Carbon sold over eight million copies in the quarter.
Net income for the three months ended December 31, 2006 was $160 million as compared to $259 million for the three months ended December 31, 2005. Diluted net income per share for the three months ended December 31, 2006 was $0.50 as compared to $0.83 for the three months ended December 31, 2005.
During the nine months ended December 31, 2006, we generated $183 million of cash from operating activities as compared to $259 million of cash generated for the nine months ended December 31, 2005. The decrease in cash provided by operating activities for the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005 resulted primarily from an increase of $95 million in the change in net accounts receivable due to the timing of the collection of our receivables.

Stock-Based Compensation. Beginning in fiscal 2007, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”, which requires us to recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. See Note 3 of the Notes to Condensed Consolidated Financial Statements. The following table summarizes our stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and our employee stock purchase plan included in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2006 and 2005 (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Cost of goods sold	$—	$—	$1	$—
Marketing and sales	5	—	14	—
General and administrative	10	—	30	—
Research and development	20	—	60	1

Stock-based compensation expense	35	—	105	1
Benefit from income taxes	(7)	—	(22)	—

Stock-based compensation expense, net of tax	$28	$—	$83	$1

As of December 31, 2006, the total unrecognized compensation cost related to stock options was $173 million and is expected to be recognized over the weighted-average service period of 1.5 years. As of December 31, 2006, the total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $81 million and is expected to be recognized over the weighted-average service period of 2.5 years.
On September 15, 2006, we completed a stock option exchange program pursuant to which eligible employees were able to exchange certain outstanding stock options that were significantly “underwater” (that is, the exercise price of the stock option was greater than the trading price of our common stock at that time) for a lesser number of shares of restricted stock rights, which were granted under our 2000 Equity Incentive Plan. In the exchange program, eligible employees exchanged stock options to purchase approximately 1,776,000 shares of our common stock for 444,000 shares of restricted stock rights.
Management’s Overview of Historical and Prospective Business Trends
Transition to Next-Generation Consoles. Our industry is cyclical and in the midst of a transition stage heading into the next cycle. Video game platforms have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. The current generation of platforms — Sony’s PlayStation 2, Microsoft’s Xbox and the Nintendo GameCube — were initially introduced in 2000 and 2001. In November 2005, Microsoft launched the Xbox 360. More recently, Sony introduced the PlayStation 3 in November 2006 in North America and Japan and is expected to launch it in Europe and elsewhere in March 2007. Nintendo introduced the Wii in November 2006 in North America and in December 2006 in Japan and Europe. We refer to Microsoft’s Xbox 360, Sony’s PlayStation 3 and Nintendo’s Wii as “next-generation platforms”. The release of each of these next-generation platforms has moved the interactive entertainment industry further along the transition into the next cycle. We expect that, as the current generation of platforms reaches the end of its cycle and the installed base of next-generation platforms continues to grow, sales of video games for current-generation platforms will continue to decline as consumers replace their current-generation platforms with next-generation platforms, or defer game software purchases until they are able to purchase a next-generation platform. This decline in current-generation product sales may not be offset by increased sales of products for the new platforms. This pattern is referred to in our industry as a “transition” to next-generation consoles. During this transition, we intend to continue to develop new titles for certain current-generation video game consoles while we also continue to make significant investments in the development of products for next-generation consoles. We expect the average selling prices and unit sales of our titles for current-generation consoles to continue to decline as more value-oriented consumers purchase current-generation consoles, a greater number of competitive titles are published at reduced price points, and consumers potentially defer purchases in anticipation of next-generation consoles. Although there can be no assurance, and our actual results could differ materially, in the short-term we expect gross margin pressure as a result of (1) a decrease in average selling prices of titles for current-generation platforms, (2) higher license royalty rates, and (3) amortization of our newly-acquired intangible assets.

We have incurred and expect to continue to incur increased costs during this transition as we have continued to develop and market new titles for certain current-generation video game platforms while also making significant investments in products for the next-generation platforms. Moreover, we expect development costs for next-generation video games to be greater on a per-title basis than development costs for current-generation video games. As we move through the life cycle of current-generation consoles, we will continue to devote significant resources to the development of current-generation titles while at the same time continuing to invest heavily in tools, technologies and titles for the next generation of platforms and technology. We expect our operating results to continue to be volatile and difficult to predict.
Investment in Online. Today, we generate net revenue from a variety of online products and services, including casual games and downloadable content marketed under our Pogo brand, persistent state world games such as Ultima Online™ and Dark Age of Camelot®, PC-based downloadable content and online-enabled packaged goods. As the nature of online game offerings expands and evolves, we anticipate long-term opportunities for growth in this area. For example, we expect that consumers will take advantage of the online connectivity of next-generation consoles at a much higher rate than they have on current-generation consoles, allowing more consumers to enhance their gameplay experience through multiplayer activity, community-building and downloading content. We plan to increase the amount of content available for download on the PC and consoles, and to increase the number of PC-based games that can be downloaded electronically. In addition, we plan to expand our casual game offerings internationally and to invest in growing genres such as mid-session games. To further enhance our online offerings, we acquired Mythic Entertainment (“Mythic”), a developer and publisher of massively multiplayer online role-playing games in July 2006. Although we intend to make significant investments in online products, infrastructure and services and believe that online gameplay will become an increasingly important part of our business in the long term, we do not expect revenue from persistent state world games or online gameplay and distribution to be significant in fiscal 2007.
Significantly Increased Deferred Revenue for Online-Enabled Games. The ubiquity of high-speed Internet access and integration of network connectivity into next-generation game consoles is expected to expand demand for games with online-enabled features. To address this demand, we include online features in many of our PC, PlayStation 3, PlayStation 2, Xbox 360, Xbox, and PSP products, which enable consumers to participate in online communities and play against one another via the Internet. In order to support the online functionality of our games for the PC, PlayStation 2, PlayStation 3 and the PSP, we provide our consumers with access to servers which we maintain. Starting in fiscal 2008, we will no longer be able to objectively determine the fair value of such services which will prevent us from recognizing revenue related to the software already sold and hosting services separately. Therefore, we will be required to recognize revenue from the sale of our online-enabled packaged goods for the PC, PlayStation 2, PlayStation 3 and the PSP over the estimated online service period. We anticipate that, in fiscal 2008, we will likely defer more than $400 million in net revenue from the sale of these online-enabled packaged goods games into fiscal 2009 (currently expected to be recognized over six months).
Expansion of Mobile Platforms. Advances in mobile technology have resulted in a variety of new and evolving platforms for on-the-go interactive entertainment that appeal to a broader demographic of consumers. Our efforts to capitalize on the growth in mobile interactive entertainment are focused in two broad areas – packaged goods games for handheld game systems and downloadable games for cellular handsets.
We have developed and published games for a variety of handheld platforms, including the Nintendo Game Boy and Game Boy Advance, for several years. The introductions of the Sony PSP and the Nintendo DS, with their enhanced graphics, deeper gameplay, and online functionality, provide a richer mobile gaming experience for consumers.
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
As mobile technology continues to evolve and the installed base of both handheld game systems and game-enabled cellular phones likely expands, we anticipate that sales of our titles for mobile platforms – for both handhelds and cellular handsets – will become an increasingly important part of our business.
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
Sales of “Hit” Titles. Sales of “hit” titles, several of which were top sellers in a number of countries, contributed significantly to our net revenue. Our top-selling titles across all platforms worldwide during the three months ended December 31, 2006 were Need for Speed Carbon, FIFA 07, The Sims 2 Pets, Madden NFL 07, and Tiger Woods PGA TOUR 07. Hit titles are important to our financial performance because they benefit from overall economies of scale. We have developed, and it is our objective to continue to develop, many of our hit titles to become franchise titles that can be regularly iterated.
Increasing Licensing Costs. We generate a significant portion of our net revenue and operating income from games based on licensed content such as Madden NFL Football, FIFA Soccer and Harry Potter. We have recently entered into new licenses and renewed older licenses, some of which may contain higher royalty rates or guarantees than similar license agreements we have entered into in the past. We believe these licenses, and the product franchises they support, will continue to be important to our future operations, but the higher costs of these licenses will negatively impact our gross margins.
Foreign Currency Exchange Impact. Net revenue from international sales accounted for approximately 45 percent of our total net revenue during the first nine months of fiscal 2007 and approximately 46 percent of our total net revenue during the first nine months of fiscal 2006. Our international net revenue was primarily driven by sales in Europe and, to a much lesser extent, in Asia. Year-over-year, foreign exchange rates had a favorable impact on our net revenue of $33 million, or 1 percent, for the nine months ended December 31, 2006.
Acquisitions, Investments and Strategic Transactions. We have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions, including (1) acquisitions of companies, businesses, intellectual properties, and other assets, and (2) investments in new interactive entertainment businesses, such as online and mobile games. In October 2006, the remaining outstanding shares of Digital Illusions C.E. (“DICE”) were purchased, thereby completing the acquisition of the remaining minority interest of DICE. In July 2006, we acquired Mythic as part of our efforts to accelerate our growth in the massively multiplayer online role-playing market. In fiscal 2006, we acquired JAMDAT as part of our efforts to accelerate our growth in mobile gaming.
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
Revenue Recognition, Sales Returns, Allowances and Bad Debt Reserves
We principally derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PlayStation 3, Xbox 360 and Wii), PCs and mobile platforms including handheld game players (such as the Sony PSP, Nintendo DS and Nintendo Game Boy Advance) and cellular handsets. We evaluate the recognition of revenue based on the criteria set forth in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four of the following criteria are met:
•	Evidence of an arrangement: Evidence of an agreement with the customer that reflects the terms and conditions to deliver products must be present in order to recognize revenue.

•	Delivery: Delivery is considered to occur when the products are shipped and risk of loss and reward have been transferred to the customer. For online games and services, revenue is recognized as the service is provided.

•	Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, we recognize revenue as the amount becomes fixed or determinable.

•	Collection is deemed probable: At the time of the transaction, we conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).
Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements, we must make assumptions and judgments in order to: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific objective evidence of fair value (“VSOE”) exists for each undelivered element; and (4) allocate the total price among the various elements we must deliver. Changes to any of these assumptions or judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period. For example, some of our packaged goods products are sold with online services. Because we are able to determine VSOE for the online services to be delivered, we are able to allocate the total price received from the combined product and online service sale between these two elements and recognize the related revenue separately. However, starting in fiscal 2008, VSOE will not exist for the online services to be delivered and all revenue from these transactions will be recognized over the estimated online service period. Accordingly, this relatively small change (from having VSOE for online hosting services to no longer having VSOE) will have a significant effect on our reported results.
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
In the future, actual returns and price protections may materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of product returns and/or price protection for our products may continue to increase as the PlayStation 2 console moves through its lifecycle and an increasing number and the aggregated amount of competitive products heighten pricing and competitive pressures. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates changed, our returns and price protection reserves would change, which would impact the total net revenue we report. For example, if actual returns and/or price protection were significantly greater than the reserves we have established, our actual results would decrease our reported total net revenue. Conversely, if actual returns and/or price protection were significantly less than our reserves, this would increase our reported total net revenue.
Determining whether a transaction constitutes an online service transaction or a download of a product can be difficult; however, the accounting for these transactions is significantly different. Revenue from product downloads is recognized when the download occurs assuming all other recognition criteria are met. Revenue from online services is recognized as EA’s services are rendered. In addition, some of our online services do not have a defined service period. In those situations, we recognize revenue over the estimated service period. Determining the estimated service period is inherently subjective and is subject to regular revision based on historical online usage.
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
Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of goods sold generally at the greater of the contractual rate or an effective royalty rate based on expected net product sales. Significant judgment is required to estimate the effective royalty rate for a particular contract. Because the computation of effective royalty rates requires us to project future revenue, it is inherently subjective as our future revenue projections must anticipate, for example, (1) the total number of titles subject to the contract, (2) the timing of the release of these titles, (3) the number of software units we expect to sell which can be impacted by a number of variables, including product quality and competition, and (4) future pricing. Determining the effective royalty rate for hit-based titles is particularly difficult due to the inherent risk of such titles. Accordingly, if our future revenue projections change, our effective royalty rates would change, which could impact the royalty expense we recognize. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the release of the product. Accordingly, payments that are due prior to completion of a product are generally amortized to research and development over the development period as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold.
Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of December 31, 2006 and March 31, 2006, approximately $5 million and $9 million, respectively, of minimum guaranteed royalty obligations had been recognized.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. We had no impairments during the three and nine months ended December 31, 2006 and 2005.
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
Under current accounting standards, we make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate a potential impairment in the remaining value of the assets recorded on our Condensed Consolidated Balance Sheets. In order to determine if a potential impairment has occurred, management makes various assumptions about the future value of the asset by evaluating future business prospects and estimated cash flows. Our future net cash flows are primarily dependent on the sale of products for play on proprietary video game consoles, handheld game players, PCs, and cellular handsets (“platforms”). The sales of our products are affected by our ability to accurately predict which platforms and which products we develop will be successful. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Due to product sales shortfalls, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge being recorded in the future. There were no impairment charges recorded in the three and nine months ended December 31, 2006 and December 31, 2005.

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
Stock-Based Compensation
On April 1, 2006, we adopted SFAS No. 123(R) and applied the provisions of SAB No. 107, “Share-Based Payment”, on our adoption of SFAS No. 123(R). SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. We elected to use the modified prospective transition method of adoption. SFAS No. 123(R) requires us to measure compensation cost for all outstanding unvested stock-based awards made to our employees and directors based on estimated fair values and recognize compensation over the service period for awards expected to vest. We recognized $35 million and $105 million of stock-based compensation related to employee stock options, restricted stock units, restricted stock awards and our employee stock purchase plan (“ESPP”) for the three and nine months ended December 31, 2006, respectively. We recognized less than $1 million and $1 million of stock-based compensation related to employee restricted stock units and non-employee stock options during the three and nine months ended December 31, 2005, respectively.
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
As required by SFAS No. 123(R), employee stock-based compensation expense recognized in the three and nine months ended December 31, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.
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
In addition, changes in our business, including acquisitions, changes in our international corporate structure, changes in the geographic location of business functions or assets, changes in the geographic mix and amount of income, as well as changes in our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate and result in a variance between the projected effective tax rate for any quarter and the final effective tax rate for the fiscal year.
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
RESULTS OF OPERATIONS
Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. As a result, fiscal 2006 contained 53 weeks with the first quarter containing 14 weeks. Our results of operations for the fiscal years ending March 31, 2007 and 2006 contain the following number of weeks:

Fiscal Years Ended	Number of Weeks	Fiscal Period End Date
March 31, 2007	52 weeks	March 31, 2007
March 31, 2006	53 weeks	April 1, 2006

Our results of operations for the three and nine months ended December 31, 2006 and 2005 contained the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended December 31, 2006	13 weeks	December 30, 2006
Nine months ended December 31, 2006	39 weeks	December 30, 2006

Three months ended December 31, 2005	13 weeks	December 31, 2005
Nine months ended December 31, 2005	40 weeks	December 31, 2005
For simplicity of disclosure purposes, all fiscal periods are referred to as ending on a calendar month end.
Beginning in fiscal 2007, we adopted SFAS No. 123(R) and applied the provisions of SAB No. 107 to our adoption of SFAS No. 123(R). We elected to use the modified prospective transition method of adoption which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. Accordingly, prior periods are not restated for the effect of SFAS No. 123(R). Prior to our adoption of SFAS No. 123(R), we valued our stock options based on the multiple-award valuation method and recognized the expense using the accelerated approach over the requisite service period. In conjunction with our adoption of SFAS No. 123(R), we changed our method of recognizing our stock-based compensation expense to the straight-line approach over the requisite service period; however, we continue to value our stock options based on the multiple-award valuation method.

Prior to fiscal 2007, we accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended. Also, as required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, we provided pro forma net income and net income per common share disclosures for stock-based awards as if the fair-value-based method defined in SFAS No. 123 had been applied. As a result, prior periods are not restated for the effect of SFAS No. 123(R). Stock-based compensation expense for the three and nine months ended December 31, 2006 was $35 million and $105 million, respectively. Stock-based compensation expense for the three and nine months ended December 31, 2005 was less than $1 million and $1 million, respectively.
Net Revenue
We principally derive net revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PlayStation 3, PlayStation 2, Xbox 360 and Wii), PCs and handheld game players (such as the Sony PSP, Nintendo DS and Nintendo Game Boy Advance) and cellular handsets. We also derive net revenue from selling services in connection with some of our online games, programming third-party web sites with our game content, allowing other companies to manufacture and sell our products in conjunction with other products, and selling advertisements on our online web pages and in our games.
From a geographical perspective, our total net revenue for the three and nine months ended December 31, 2006 and 2005 was as follows (in millions):

	Three Months Ended December 31,				Increase /	%
	2006		2005		(Decrease)	Change

North America	$637	50%	$618	49%	$19	3%

Europe	583	45%	577	45%	6	1%
Asia	61	5%	75	6%	(14)	(19%)

International	644	50%	652	51%	(8)	(1%)

Total Net Revenue	$1,281	100%	$1,270	100%	$11	1%

	Nine Months Ended December 31,				Increase /	%
	2006		2005		(Decrease)	Change

North America	$1,359	55%	$1,245	54%	$114	9%

Europe	997	40%	912	39%	85	9%
Asia	122	5%	153	7%	(31)	(20%)

International	1,119	45%	1,065	46%	54	5%

Total Net Revenue	$2,478	100%	$2,310	100%	$168	7%

     North America
For the three months ended December 31, 2006, net revenue in North America was $637 million, driven primarily by (1) sales of Need for Speed Carbon, which was released during the three months ended December 31, 2006, (2) sales of Madden NFL 07, which was released during the second quarter of fiscal 2007, and (3) growth in our cellular handset games business resulting from our acquisition of JAMDAT on February 15, 2006. Overall, net revenue increased $19 million, or 3 percent, as compared to the three months ended December 31, 2005.
The increase in net revenue for the three months ended December 31, 2006, as compared to the three months ended December 31, 2005 was primarily driven by (1) a $51 million increase in catalog(a) net revenue, (2) a $26 million increase in cellular handset net revenue, and (3) an $8 million increase in subscription services net revenue. These increases were partially offset by (1) a $48 million decrease in frontline(b) net revenue primarily due to lower sales in our Harry Potter franchise as we did not have a title release during the three months ended December 31, 2006 and (2) a $19 million decrease in net revenue from co-publishing and distribution products.

For the nine months ended December 31, 2006, net revenue in North America was $1,359 million, driven primarily by (1) sales of Madden NFL 07, Need for Speed Carbon and NCAA® Football 07 and (2) growth in our cellular handset games business resulting from our acquisition of JAMDAT. Overall, net revenue increased $114 million, or 9 percent, as compared to the nine months ended December 31, 2005.
The increase in net revenue for the nine months ended December 31, 2006, as compared to the nine months ended December 31, 2005 was primarily driven by (1) a $79 million increase in cellular handset net revenue and (2) a $67 million increase in catalog net revenue. These increases were partially offset by a $36 million decrease in frontline net revenue.
(a)	We refer to “catalog net revenue” as net revenue derived from an EA Studio SKU (a version of a title designed for play on a particular platform) for consoles, PC, PSP, Nintendo DS, and Game Boy Advance subsequent to the fiscal period in which the SKU was released.

(b)	We refer to “frontline net revenue” as net revenue derived from an EA Studio SKU for consoles, PC, PSP, Nintendo DS, and Game Boy Advance during the fiscal period the SKU was released.
     Europe
For the three months ended December 31, 2006, net revenue in Europe was $583 million, driven primarily by sales of Need for Speed Carbon, FIFA 07, and The Sims 2 Pets. Overall, net revenue increased $6 million, or 1 percent, as compared to the three months ended December 31, 2005. We estimate that foreign exchange rates (primarily the Euro and the British pound sterling) increased reported European net revenue by approximately $35 million, or 6 percent, for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. Excluding the effect of foreign exchange rates, we estimate that European net revenue decreased by approximately $29 million, or 5 percent, for the three months ended December 31, 2006.
The overall increase in net revenue of $6 million for the three months ended December 31, 2006, as compared to the three months ended December 31, 2005 was driven primarily by (1) a $12 million increase in frontline net revenue, (2) a $10 million increase in catalog net revenue, and (3) an $8 million increase in cellular handset net revenue. These increases were partially offset by a $26 million decrease in co-publishing and distribution net revenue.
For the nine months ended December 31, 2006, net revenue in Europe was $997 million, driven primarily by sales of FIFA 07, Need for Speed Carbon, and The Sims 2 Pets. Overall, net revenue increased $85 million, or 9 percent, as compared to the nine months ended December 31, 2005. We estimate that foreign exchange rates (primarily the Euro and the British pound sterling) increased reported European net revenue by approximately $38 million, or 4 percent, for the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005. Excluding the effect of foreign exchange rates, we estimate that European net revenue increased by approximately $47 million, or 5 percent, for the nine months ended December 31, 2006.
The increase in net revenue for the nine months ended December 31, 2006, as compared to the nine months ended December 31, 2005 was driven primarily by (1) a $67 million increase in catalog net revenue and (2) a $19 million increase in cellular handset net revenue.
     Asia
For the three months ended December 31, 2006, net revenue in Asia decreased by $14 million, or 19 percent, as compared to the three months ended December 31, 2005. The decrease in net revenue for the three months ended December 31, 2006 was driven primarily by (1) lower sales of co-publishing and distribution titles of $6 million and (2) a $6 million decrease in frontline net revenue.
For the nine months ended December 31, 2006, net revenue in Asia decreased by $31 million, or 20 percent, as compared to the nine months ended December 31, 2005. The decrease in net revenue for the nine months ended December 31, 2006 was driven primarily by (1) a $21 million decrease in frontline net revenue and (2) a $16 million decrease in co-publishing and distribution net revenue. These decreases were partially offset by an $8 million increase in catalog net revenue. We estimate that changes in foreign exchange rates decreased reported net revenue in Asia by approximately $5 million, or 3 percent, for the nine months ended December 31, 2006. Excluding the effect of foreign exchange rates, we estimate that Asia net revenue decreased by approximately $26 million, or 17 percent, for the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005.

Our total net revenue by product line for the three and nine months ended December 31, 2006 and 2005 was as follows (in millions):

	Three Months Ended December 31,				Increase/	%
	2006		2005		(Decrease)	Change
Consoles
PlayStation 2	$400	31%	$495	39%	$(95)	(19%)
Xbox 360	172	13%	76	6%	96	126%
Xbox	62	5%	152	12%	(90)	(59%)
PlayStation 3	41	3%	—	—	41	N/M
Nintendo GameCube	32	3%	69	5%	(37)	(54%)
Wii	29	2%	—	—	29	N/M
Other Consoles	—	—	1	—	(1)	(100%)

Total Consoles	736	57%	793	62%	(57)	(7%)
PC	218	17%	148	12%	70	47%
Mobility
PSP	118	9%	120	9%	(2)	(2%)
Nintendo DS	55	4%	36	3%	19	53%
Game Boy Advance	21	2%	35	3%	(14)	(40%)
Cellular Handsets	35	3%	1	—	34	N/M

Total Mobility	229	18%	192	15%	37	19%
Co-publishing and Distribution	49	4%	99	8%	(50)	(51%)
Internet Services, Licensing and Other
Subscription Services	24	2%	16	1%	8	50%
Licensing, Advertising and Other	25	2%	22	2%	3	14%

Total Internet Services, Licensing and Other	49	4%	38	3%	11	29%

Total Net Revenue	$1,281	100%	$1,270	100%	$11	1%

	Nine Months Ended December 31,				Increase/	%
	2006		2005		(Decrease)	Change
Consoles
PlayStation 2	$769	31%	$916	40%	$(147)	(16%)
Xbox 360	399	16%	76	3%	323	425%
Xbox	150	6%	332	14%	(182)	(55%)
Nintendo GameCube	56	2%	118	5%	(62)	(53%)
PlayStation 3	41	2%	—	—	41	N/M
Wii	29	1%	—	—	29	N/M
Other Consoles	—	—	1	—	(1)	(100%)

Total Consoles	1,444	58%	1,443	62%	1	—
PC	370	15%	313	14%	57	18%
Mobility
PSP	219	9%	197	9%	22	11%
Nintendo DS	77	3%	56	2%	21	38%
Game Boy Advance	35	2%	48	2%	(13)	(27%)
Cellular Handsets	104	4%	4	—	100	N/M

Total Mobility	435	18%	305	13%	130	43%
Co-publishing and Distribution	130	5%	161	7%	(31)	(19%)
Internet Services, Licensing and Other
Subscription Services	55	2%	45	2%	10	22%
Licensing, Advertising and Other	44	2%	43	2%	1	2%

Total Internet Services, Licensing and Other	99	4%	88	4%	11	13%

Total Net Revenue	$2,478	100%	$2,310	100%	$168	7%

     PlayStation 2
For the three months ended December 31, 2006, net revenue from sales of titles for the PlayStation 2 was $400 million, driven primarily by sales of Need for Speed Carbon, FIFA 07, The Sims 2 Pets, and Madden NFL 07. Overall, PlayStation 2 net revenue decreased $95 million, or 19 percent, compared to the three months ended December 31, 2005. Although we are unable to specifically quantify the impact, we believe the decrease was primarily due to the transition to next-generation consoles.
For the nine months ended December 31, 2006, net revenue from sales of titles for the PlayStation 2 was $769 million, driven primarily by sales of Madden NFL 07, Need for Speed Carbon, and FIFA 07. Overall, PlayStation 2 net revenue decreased $147 million, or 16 percent, compared to the nine months ended December 31, 2005. Although we are unable to specifically quantify the impact, we believe the decrease was primarily due to the transition to next-generation consoles.
We expect PlayStation 2 related net revenue to continue to decline as consumers increasingly migrate to new platforms.
     Xbox 360
The Xbox 360 was launched in North America, Europe and Japan during the three months ended December 31, 2005 and in the rest of Asia during the three months ended March 31, 2006. Net revenue from sales of titles for the Xbox 360 was $172 million for the three months ended December 31, 2006, driven by sales of Need for Speed Carbon, FIFA 07, and Tiger Woods PGA TOUR 07.
For the nine months ended December 31, 2006, net revenue from sales of titles for the Xbox 360 was $399 million driven by sales of Madden NFL 07, Need for Speed Carbon, FIFA 07, and NCAA Football 07.
We expect net revenue from sales of titles for the Xbox 360 to increase as the installed base grows and we release more titles.
     Xbox
For the three months ended December 31, 2006, net revenue from sales of titles for the Xbox was $62 million, driven primarily by sales of Need for Speed Carbon, FIFA 07, and Madden NFL 07. Overall, Xbox net revenue decreased $90 million, or 59 percent, as compared to the three months ended December 31, 2005. Although we are unable to specifically quantify the impact, we believe the decrease was primarily due to the transition to next-generation consoles.
For the nine months ended December 31, 2006, net revenue from sales of titles for the Xbox was $150 million, driven primarily by sales of Madden NFL 07, Need for Speed Carbon, NCAA Football 07, and FIFA 07. Overall, Xbox net revenue decreased $182 million, or 55 percent, as compared to the nine months ended December 31, 2005. Although we are unable to specifically quantify the impact, we believe the decrease was primarily due to the transition to next-generation consoles.
We expect Xbox related net revenue to continue to decline as consumers increasingly migrate to new platforms.
     Nintendo GameCube
For the three months ended December 31, 2006, net revenue from sales of titles for the Nintendo GameCube was $32 million, driven primarily by sales of Need for Speed Carbon, The Sims 2 Pets, FIFA 07, and Madden NFL 07. Overall, Nintendo GameCube net revenue decreased $37 million, or 54 percent, as compared to the three months ended December 31, 2005. Although we are unable to specifically quantify the impact, we believe the decrease was primarily due to the transition to next-generation consoles.
For the nine months ended December 31, 2006, net revenue from sales of titles for the Nintendo GameCube was $56 million, driven primarily by sales of Madden NFL 07, Need for Speed Carbon, FIFA 07, and The Sims 2 Pets. Overall, Nintendo GameCube net revenue decreased $62 million, or 53 percent, as compared to the nine months ended December 31, 2005. Although we are unable to quantify the impact, we believe the decrease was primarily due to the transition to next-generation consoles.
We expect Nintendo GameCube related net revenue to continue to decline as consumers increasingly migrate to new platforms.

     PlayStation 3
The PlayStation 3 launched in North America and Japan during the three months ended December 31, 2006. Net revenue from sales of titles for the PlayStation 3 was $41 million for the three and nine months ended December 31, 2006, driven by sales of Madden NFL 07 and Need for Speed Carbon.
We expect net revenue from sales of titles for the PlayStation 3 to increase as the installed base grows and we release more titles.
     Wii
The Wii launched in North America, Europe and Japan during the three months ended December 31, 2006. Net revenue from sales of titles for the Wii was $29 million for the three and nine months ended December 31, 2006, driven by sales of Need for Speed Carbon and Madden NFL 07.
We expect net revenue from sales of titles for the Wii to increase as the installed base grows and we release more titles.
     PC
For the three months ended December 31, 2006, net revenue from sales of titles for the PC was $218 million driven primarily by sales of titles from The Sims and Battlefield franchises. Overall, PC net revenue increased $70 million, or 47 percent, as compared to the three months ended December 31, 2005. The increase was driven primarily by a $72 million increase in frontline net revenue.
For the nine months ended December 31, 2006, net revenue from sales of titles for the PC was $370 million driven primarily by sales of titles from The Sims and Battlefield franchises. Overall, PC net revenue increased $57 million, or 18 percent, as compared to the nine months ended December 31, 2005. The increase was due to a $48 million increase in catalog net revenue and a $9 million increase in frontline net revenue.
     Mobile Platforms
Net revenue from mobile products, which consist of packaged goods games for handheld systems and downloadable games for cellular handsets, increased from $192 million in the three months ended December 31, 2005 to $229 million in the three months ended December 31, 2006. The increase was primarily due to $34 million year-over-year growth in our cellular handset games business resulting from our acquisition of JAMDAT and $19 million increased net revenue from sales of titles for the Nintendo DS. These increases were partially offset by a $14 million decrease in net revenue from titles for the Game Boy Advance.
Net revenue from mobile products increased from $305 million in the nine months ended December 31, 2005 to $435 million in the nine months ended December 31, 2006. The increase was primarily due to a $100 million year-over-year growth in our cellular handset games business resulting from our acquisition of JAMDAT and an increase in net revenue from sales of titles for the PSP and the Nintendo DS totaling $43 million.
     Co-Publishing and Distribution
Net revenue from co-publishing and distribution products decreased from $99 million in the three months ended December 31, 2005 to $49 million in the three months ended December 31, 2006. The decrease was primarily due to (1) a $16 million decrease in sales of Black & White™ 2, (2) a $15 million decrease in sales of the Half-Life franchise, and (3) an $8 million decrease in sales of Resident Evil® 4.
Net revenue from co-publishing and distribution products decreased from $161 million in the nine months ended December 31, 2005 to $130 million in the nine months ended December 31, 2006. The decrease was primarily due to (1) a $14 million decrease in sales of Black & White 2 and (2) a $7 million decrease in sales of Resident Evil 4.
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
Cost of goods sold for the three and nine months ended December 31, 2006 and 2005 were as follows (in millions):

						Change as a %
	December 31,	% of Net	December 31,	% of Net		of Net
	2006	Revenue	2005	Revenue	% Change	Revenue

Three months ended	$470	36.7%	$502	39.5%	(6.4%)	(2.8%)

Nine months ended	$977	39.4%	$937	40.6%	4.3%	(1.2%)

For the three months ended December 31, 2006, cost of goods sold decreased by 2.8 percentage points as a percentage of total net revenue as compared to the three months ended December 31, 2005. This decrease was primarily due to:
•	Lower average product costs as a percentage of total net revenue primarily driven by (1) fewer returns and less price protection taken, or expected to be taken, during the three months ended December 31, 2006 as compared to the three months ended December 31, 2005 and (2) our acquisition of JAMDAT in February 2006 which created a higher mix of cellular handset net revenue in the three months ended December 31, 2006. We estimate average product costs as a percentage of total net revenue decreased by approximately 3 percent in the three months ended December 31, 2006 as compared to the three months ended December 31, 2005; and

•	Lower royalty costs of approximately 1 percent as a percentage of total net revenue primarily due to lower co-publishing and distribution royalties for titles in the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.
As a percentage of total net revenue, the decreases above were partially offset by an approximate 1 percent increase in amortization of intangibles during the three months ended December 31, 2006 as compared to the three months ended December 31, 2005 primarily due to our acquisition of JAMDAT.
For the nine months ended December 31, 2006, cost of goods sold decreased by 1.2 percentage points as a percentage of total net revenue as compared to the nine months ended December 31, 2005. This decrease was primarily due to lower average product costs as a percentage of total net revenue primarily driven by (1) fewer returns and less price protection taken, or expected to be taken, during the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005 and (2) our acquisition of JAMDAT in February 2006 which created a higher mix of cellular handset net revenue in the nine months ended December 31, 2006. We estimate average product costs as a percentage of total net revenue decreased by approximately 3 percent in the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005.
As a percentage of total net revenue, the decrease in average product costs was partially offset by an estimated 2 percent increase in license royalties during the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005 primarily due to new license agreements associated with our EA SPORTS titles and from our acquisition of JAMDAT.
Cost of goods sold as a percentage of total net revenue is difficult to predict. In the short-term, we expect gross margin pressure as a result of (1) a decrease in average selling prices of titles for current-generation platforms, (2) higher license royalty rates, and (3) amortization of our newly-acquired intangible assets.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs and advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for the three and nine months ended December 31, 2006 and 2005 were as follows (in millions):

	December 31,	% of Net	December 31,	% of Net
	2006	Revenue	2005	Revenue	$ Change	% Change

Three months ended	$165	13%	$147	12%	$18	12%

Nine months ended	$350	14%	$329	14%	$21	6%

For the three months ended December 31, 2006, marketing and sales expenses increased by $18 million, or 12 percent, as compared to the three months ended December 31, 2005 primarily due to (1) an increase of $10 million in our annual bonus expense, (2) an increase of $5 million in stock-based compensation expense recognized as a result of our adoption of SFAS No. 123(R), and (3) $5 million in additional personnel-related costs resulting from an increase in headcount.
For the nine months ended December 31, 2006, marketing and sales expenses increased by $21 million, or 6 percent, as compared to the nine months ended December 31, 2005 primarily due to (1) an increase of $14 million in stock-based compensation expense recognized as a result of our adoption of SFAS No. 123(R), (2) an increase of $13 million in our annual bonus expense, and (3) $6 million in additional personnel-related costs resulting from an increase in headcount. These increases were partially offset by a decrease of $15 million in our marketing, advertising, promotional and related contracted services as a result of higher advertising spend in the prior year to support our product releases, primarily for our Harry Potter and Burnout franchises.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and nine months ended December 31, 2006 and 2005 were as follows (in millions):

	December 31,	% of Net	December 31,	% of Net
	2006	Revenue	2005	Revenue	$ Change	% Change

Three months ended	$91	7%	$58	5%	$33	57%

Nine months ended	$222	9%	$160	7%	$62	39%

For the three months ended December 31, 2006, general and administrative expenses increased by $33 million, or 57 percent, as compared to the three months ended December 31, 2005 primarily due to (1) a $12 million increase in our annual bonus expense, (2) a $10 million increase in stock-based compensation expense recognized as a result of our adoption of SFAS No. 123(R), and (3) an increase of $8 million in professional and contracted services in support of our technology infrastructure.
For the nine months ended December 31, 2006, general and administrative expenses increased by $62 million, or 39 percent, as compared to the nine months ended December 31, 2005 due to (1) an increase of $30 million in stock-based compensation expense recognized as a result of our adoption of SFAS No. 123(R), (2) a $12 million increase in our annual bonus expense, and (3) an increase of $9 million in professional and contracted services in support of our technology infrastructure.
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

Research and development expenses for the three and nine months ended December 31, 2006 and 2005 were as follows (in millions):

	December 31,	% of Net	December 31,	% of Net
	2006	Revenue	2005	Revenue	$ Change	% Change

Three months ended	$330	26%	$206	16%	$124	60%

Nine months ended	$783	32%	$571	25%	$212	37%

For the three months ended December 31, 2006, research and development expenses increased by $124 million, or 60 percent, as compared to the three months ended December 31, 2005. The increase was primarily due to (1) a $52 million increase in our annual bonus expense, (2) $28 million in additional personnel-related costs, primarily due to an increase in headcount resulting from our acquisitions of JAMDAT and Mythic, and to support development for next-generation consoles, (3) $20 million of stock-based compensation expense recognized as a result of our adoption of SFAS No. 123(R), (4) an increase of $17 million in external development expenses primarily due to a greater number of projects in development as compared to the prior year, and (5) an increase of $10 million in facilities-related expenses in support of our research and development functions worldwide.
For the nine months ended December 31, 2006, research and development expenses increased by $212 million, or 37 percent, as compared to the nine months ended December 31, 2005. The increase was primarily due to (1) a $65 million increase in our annual bonus expense, (2) an increase of $59 million in stock-based compensation expense recognized as a result of our adoption of SFAS No. 123(R), (3) $50 million in additional personnel-related costs, primarily due to an increase in headcount resulting from our acquisitions of JAMDAT and Mythic, and to support development for next-generation consoles, (4) an increase of $32 million in external development expenses primarily due to a greater number of projects in development as compared to the prior year as well as expenses in our cellular handset business resulting from our acquisition of JAMDAT, and (5) an increase of $24 million in facilities-related expenses in support of our research and development functions worldwide.
We expect research and development expenses to increase in absolute dollars for the fourth quarter fiscal 2007 as compared to the fourth quarter of fiscal 2006 primarily as a result of (1) our recognition of stock-based compensation expense and (2) our investment in developing titles for next-generation consoles, online and mobile platforms.
Amortization of Intangibles
Amortization of intangibles for the three and nine months ended December 31, 2006 and 2005 were as follows (in millions):

	December 31,	% of Net	December 31,	% of Net
	2006	Revenue	2005	Revenue	$ Change	% Change

Three months ended	$7	1%	$1	—	$6	600%

Nine months ended	$20	1%	$3	—	$17	567%

For the three and nine months ended December 31, 2006, amortization of intangibles increased by $6 million and $17 million, respectively, as compared to the three and nine months ended December 31, 2005. These increases were primarily due to the amortization of intangibles related to our acquisition of JAMDAT.
We expect amortization expenses of intangible assets to increase in fiscal 2007 as compared to fiscal 2006 primarily due to the amortization of intangibles related to our JAMDAT and Mythic acquisitions.
Acquired In-process Technology
The acquired in-process technology charges we incurred for the three and nine months ended December 31, 2006 of $1 million and $3 million, respectively, were the result of the acquisitions of Mythic and the remaining minority interest in DICE. Acquired in-process technology charges incurred during the three and nine months ended December 31, 2005 were zero and less than $1 million, respectively. Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have an alternative future use. Accordingly, upon consummation of the acquisitions of Mythic and the remaining minority interest in DICE, we incurred a charge for the acquired in-process technology as reflected in our Condensed Consolidated Statements of Operations. See Note 4 of the Notes to Condensed Consolidated Financial Statements.
Restructuring Charges
Restructuring charges for three and nine months ended December 31, 2006 and 2005 were as follows (in millions):

	December 31,	% of Net	December 31,	% of Net
	2006	Revenue	2005	Revenue	$ Change	% Change

Three months ended	$2	—	$9	1%	$(7)	(78%)

Nine months ended	$12	—	$9	—	$3	33%

In November 2005, we announced plans to establish an international publishing headquarters in Geneva, Switzerland. Through our quarter ended September 30, 2006, we relocated certain employees to our new facility in Geneva, closed certain facilities in the U.K., and made other related changes in our international publishing business. During the three months ended December 31, 2006, restructuring charges were approximately $2 million for employee-related expenses. During the nine months ended December 31, 2006, restructuring charges were approximately $12 million, of which $8 million was for employee-related expenses. We incurred restructuring charges of $9 million during the three and nine months ended December 31, 2005, of which $7 million for the closure of certain U.K. facilities.
For the remainder of fiscal 2007, we expect to incur up to $3 million of restructuring costs in connection with our international publishing reorganization. Overall, including charges incurred through December 31, 2006, we expect to incur between $40 million and $45 million of restructuring costs in connection with our international publishing reorganization, substantially all of which will result in cash expenditures by 2017. These restructuring costs will consist primarily of employee-related relocation assistance (approximately $25 million), facility exit costs (approximately $11 million), as well as other reorganization costs (approximately $6 million).
Interest and Other Income, Net
Interest and other income, net, for the three and nine months ended December 31, 2006 and 2005 were as follows (in millions):

	December 31,	% of Net	December 31,	% of Net
	2006	Revenue	2005	Revenue	$ Change	% Change

Three months ended	$25	2%	$20	2%	$5	25%

Nine months ended	$69	3%	$49	2%	$20	41%

For the three and nine months ended December 31, 2006, interest and other income, net, increased by $5 million, or 25 percent, and $20 million, or 41 percent, respectively, as compared to the three and nine months ended December 31, 2005. These increases were primarily due to an increase of $9 million and $21 million in the three and nine months ended December 31, 2006, respectively, in interest income as a result of higher yields on our cash, cash equivalent and short-term investment balances in fiscal 2007.

Income Taxes

Income taxes for the three and nine months ended December 31, 2006 and 2005 were as follows (in millions):

	December 31,	Effective	December 31,	Effective
	2006	Tax Rate	2005	Tax Rate	% Change

Three months ended	$84	34.9%	$106	29.0%	(21%)

Nine months ended	$83	45.9%	$93	26.5%	(11%)

The tax rate reported for the nine months ended December 31, 2006 is based on our estimated projected annual effective tax rate for fiscal 2007. Our effective income tax rates for the three and nine months ended December 31, 2006 were 34.9 percent and 45.9 percent, respectively. These rates include various adjustments recorded in the three months ended December 31, 2006 for the reinstatement of the federal research credit, additional income tax benefit resulting from certain intercompany transactions, offset by additional tax expense due to the development of certain tax audit related matters. Without the impact of these adjustments, our effective income tax rates for the three and nine months ended December 31, 2006 would have been 37.3 percent and 49.0 percent, respectively.
The overall effective income tax rate for the fiscal year could be different from the tax rates in effect for the three and nine months ended December 31, 2006 and will be dependent on our profitability for the remainder of the fiscal year. In addition, our effective income tax rates for the remainder of fiscal 2007 and future periods will depend on a variety of factors, including changes in our business such as acquisitions and intercompany transactions (for example, the acquisition of and intercompany transactions relating to Mythic and DICE), changes in our international corporate structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, as well as changes in, or termination of, our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters. Also, variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate for the remainder of fiscal 2007 and future fiscal periods. We incur certain tax expenses that do not decline proportionately with declines in our consolidated income or increase in consolidated loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income than higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile.
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
In October 2006, the FASB issued FASB Staff Position (“FSP”) No. Financial Accounting Standard (“FAS”)123(R)-6, “Technical Corrections of FASB Statement No. 123(R)”, which amends various provisions of SFAS No. 123(R). FSP No. FAS 123(R)-6 (1) exempts nonpublic entities from disclosing the aggregate intrinsic value of outstanding fully vested share options (or share units) and share options expected to vest, (2) revises the computation of the minimum compensation cost that must be recognized to comply with paragraph 42 of SFAS No. 123(R), (3) amends paragraph A170 of Illustration 13(e) to indicate that at the date that the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed, and (4) amends the definition of “short-term inducement” to exclude an offer to settle an award. The provisions of FSP No. FAS 123(R)-6 are required to be applied in the first reporting period beginning after October 20, 2006. Retrospective application is required if an entity had been applying Statement 123(R) inconsistent with the guidance in FSP No. FAS 123(R)-6. We do not expect the adoption of FSP No. FAS 123(R)-6 to have a material impact on our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	December 31,	March 31,	Increase /
(In millions)	2006	2006	(Decrease)
Cash and cash equivalents	$1,199	$1,242	$(43)
Short-term investments	1,212	1,030	182
Marketable equity securities	235	160	75

Total	$2,646	$2,432	$214

Percentage of total assets	52%	55%

	Nine Months Ended
	December 31,		Increase /
(In millions)	2006	2005	(Decrease)
Cash provided by operating activities	$183	$259	$(76)
Cash provided by (used in) investing activities	(388)	513	(901)
Cash provided by (used in) financing activities	146	(558)	704
Effect of foreign exchange on cash and cash equivalents	16	(22)	38

Net increase (decrease) in cash and cash equivalents	$(43)	$192	$(235)

     Changes in Cash Flow
During the nine months ended December 31, 2006, we generated $183 million of cash from operating activities as compared to $259 million of cash generated for the nine months ended December 31, 2005. The decrease in cash provided by operating activities for the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005 resulted primarily from an increase of $95 million in the change in net accounts receivable due to the timing of the collection of our receivables. We expect total cash flow from operating activities to decline in fiscal 2007.
For the nine months ended December 31, 2006, we generated $911 million of cash proceeds from maturities and sales of short-term investments, and $133 million in proceeds from sales of common stock through our stock plans. Our primary use of cash in non-operating activities consisted of (1) $1,088 million used to purchase short-term investments, (2) $118 million in capital expenditures primarily related to investments in our worldwide development tools, technologies and equipment and expansions of our Vancouver and U.K. studios, as well as (3) $94 million for the acquisitions of Mythic and the remaining minority interest in DICE. During the remainder of fiscal 2007, we anticipate making continued capital investments in our studios as well as investments in technologies to support development of products for the next-generation of consoles, online infrastructure and mobile platforms.
     Cash, cash equivalents, short-term investments and marketable equity securities
The decrease in cash and cash equivalents was primarily due to $1,088 million used to purchase short-term investments and $118 million in capital expenditures, partially offset by $911 million in proceeds received from the maturities and sales of short-term investments and $133 million in proceeds from sales of common stock through our stock plans. Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2006, our short-term investments had gross unrealized gains of $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of approximately $2 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.
Marketable equity securities increased to $235 million as of December 31, 2006, from $160 million as of March 31, 2006, due to an increase in the fair value of our investment in Ubisoft Entertainment.

     Receivables, net
Our gross accounts receivable balances were $779 million and $431 million as of December 31, 2006 and March 31, 2006, respectively. The increase in our accounts receivable balance was expected due to higher sales volume in the third quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006. We expect our accounts receivable balance to decrease during the three months ending March 31, 2007 based on collections and our lower sales volume. Reserves for sales returns, pricing allowances and doubtful accounts decreased slightly in absolute dollars from $232 million as of March 31, 2006 to $228 million as of December 31, 2006. Reserves remained flat at 9 percent as a percentage of trailing nine month net revenue for both December 31, 2006 and March 31, 2006. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.
     Inventories
Inventories increased to $72 million as of December 31, 2006, from $61 million as of March 31, 2006 due to our seasonal product release schedule. Other than Need for Speed Carbon, no single title represented more than $4 million of inventory as of December 31, 2006.
     Other current assets
Other current assets decreased to $170 million as of December 31, 2006, from $234 million as of March 31, 2006, primarily due to a decrease in prepaid royalties and the collection of advertising credits owed to us by our vendors.
     Accounts payable
Accounts payable increased to $170 million as of December 31, 2006, from $163 million as of March 31, 2006, primarily due to higher sales volumes and higher related expenditures to support the seasonality of our business in the third quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006.
     Accrued and other current liabilities
Our accrued and other current liabilities increased to $851 million as of December 31, 2006 from $654 million as of March 31, 2006. The increase was primarily due to (1) an increase of $109 million in accrued compensation and benefits, and (2) an increase of $51 million in accrued income taxes.
     Deferred income taxes, net
Our long-term net deferred income tax liability decreased to $6 million as of December 31, 2006 from $29 million as of March 31, 2006 primarily due to adjustments related to our amortization of intangibles and stock-based compensation expensed in accordance with SFAS No. 123(R).
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
As of December 31, 2006, approximately $810 million of our cash, cash equivalents, short-term investments and marketable equity securities that was generated from operations was domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would accrue and pay additional taxes in connection with the repatriation.
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

The following table summarizes our minimum contractual obligations and commercial commitments as of December 31, 2006, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

				Commercial
	Contractual Obligations			Commitments
		Developer/		Letter of Credit,
Fiscal Year		Licensor		Bank and
Ending March 31,	Leases (1)	Commitments (2)	Marketing	Other Guarantees	Total
2007 (remaining three months)	$19	$33	$7	$6	$65
2008	54	172	41	1	268
2009	53	191	31	—	275
2010	35	166	31	—	232
2011	25	269	31	—	325
Thereafter	66	724	185	—	975

Total	$252	$1,555	$326	$7	$2,140

(1)	See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information.
(2)	Developer/licensor commitments include $5 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of December 31, 2006 because payment is not contingent upon performance by the developer or licensor.
Lease commitments include contractual rental commitments of $20 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported on our Condensed Consolidated Balance Sheets as of December 31, 2006. See Note 6 of the Notes to Condensed Consolidated Financial Statements.
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
We believe that, as of December 31, 2006, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.
The two lease agreements with Keybank National Association described above require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of December 31, 2006.

			Actual as of
Financial Covenants	Requirement		December 31, 2006
Consolidated Net Worth (in millions)	equal to or greater than	$2,430	$3,878
Fixed Charge Coverage Ratio	equal to or greater than	3.00	5.28
Total Consolidated Debt to Capital	equal to or less than	60%	6.0%
Quick Ratio — Q1 & Q2	equal to or greater than	1.00	N/A
Q3 & Q4	equal to or greater than	1.75	9.19
      Legal Proceedings
On September 14, 2006, we received an informal inquiry from the Securities and Exchange Commission requesting certain documents and information relating to our stock option grant practices from January 1, 1997 to the present. We have cooperated to date with all matters related to this request.
We are also subject to claims and litigation arising in the ordinary course of business. We believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.
     Director Indemnity Agreements
We entered into indemnification agreements with the members of our Board of Directors at the time they joined the Board to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued or charged as a result of their service as members of our Board of Directors.

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
      Foreign Currency Exchange Rate Risk
From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into net revenue or operating expenses, as appropriate in the period when the forecasted transaction is recorded. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net, in our Condensed Consolidated Statements of Operations. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in revenue and operating expenses. As of December 31, 2006, we had foreign currency option contracts outstanding with a total fair value of $1 million included in other current assets.
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
As of December 31, 2006, we had forward foreign exchange contracts to purchase and sell approximately $425 million in foreign currencies. Of this amount, $403 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $4 million to sell foreign currencies in exchange for British pound sterling and $18 million to purchase foreign currency in exchange for U.S. dollars. The fair value of our forward contracts was immaterial as of December 31, 2006.
The counterparties to these forward and option contracts are creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material.
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2006, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in potential loss in fair value of our option contracts of $1 million in both scenarios. A hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in potential losses on our forward contracts of $42 million and $63 million, respectively, as of December 31, 2006. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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
As of December 31, 2006 and March 31, 2006, our short-term investments were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of December 31, 2006 and March 31, 2006 (in millions):

	As of	As of
	December 31,	March 31,
	2006	2006
Commercial paper	$518	$25
U.S. agency securities	260	575
Corporate bonds	245	178
U.S. Treasury securities	98	212
Asset-backed securities	91	40

Total short-term investments	$1,212	$1,030

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of December 31, 2006, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities Given			Fair Value	Valuation of Securities Given
	an Interest Rate Decrease of X			as of	an Interest Rate Increase of X
(In millions)	Basis Points			December 31,	Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	2006	50 BPS	100 BPS	150 BPS

Commercial paper	$521	$520	$519	$518	$518	$517	$516
U.S. agency securities	267	264	262	260	257	255	253
Corporate bonds	250	248	246	245	243	241	239
U.S. Treasury securities	102	101	99	98	97	96	95
Asset-backed securities	93	92	92	91	91	90	89

Total short-term investments	$1,233	$1,225	$1,218	$1,212	$1,206	$1,199	$1,192

      Market Price Risk
The value of our equity investments in publicly traded companies are subject to market price volatility. As of December 31, 2006 and March 31, 2006, our marketable equity securities were classified as available-for-sale and, consequently, were recorded in our Condensed Consolidated Balance Sheets at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $235 million and $160 million as of December 31, 2006 and March 31, 2006, respectively.

At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents the hypothetical changes in fair value in our marketable equity securities as of December 31, 2006, arising from changes in market prices plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given an			Fair Value	Valuation of Securities Given an
	X Percentage Decrease in Each			as of	X Percentage Increase in Each
(In millions)	Stock’s Market Price			December 31,	Stock’s Market Price
	(75%)	(50%)	(25%)	2006	25%	50%	75%
Marketable equity securities	$59	$117	$176	$235	$294	$352	$411

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
      Changes in internal control over financial reporting
During the quarter ended December 31, 2006, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On September 14, 2006, we received an informal inquiry from the Securities and Exchange Commission requesting certain documents and information relating to our stock option grant practices from January 1, 1997 to the present. We have cooperated to date with all matters related to this request.
We are also subject to claims and litigation arising in the ordinary course of business. We believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.
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
We derive most of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony’s PlayStation 2 and Microsoft’s Xbox 360. The success of our business is driven in large part by the availability of an adequate supply of these video game platforms, the timely release and success of new video game hardware systems (such as the Xbox 360, Sony’s PlayStation 3 and the Nintendo Wii), our ability to accurately predict which platforms will be successful in the marketplace, and our ability to develop commercially successful products for these platforms. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. Alternatively, a platform for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on a meaningful revenue opportunity. If the platforms for which we are developing products are not released when anticipated, are not available in adequate quantities to meet consumer demand or are lower than our expectations, or do not attain wide market acceptance, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our products, and our financial performance will be harmed.
Our industry is cyclical and is in the midst of a transition period heading into the next cycle. During the transition, we expect our costs to continue to increase, we may experience a decline in sales as consumers anticipate and adopt next-generation products and our operating results may suffer and become more difficult to predict.
Video game platforms have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. The current generation of platforms — Sony’s PlayStation 2, Microsoft’s Xbox and the Nintendo GameCube — were initially introduced in 2000 and 2001. In November 2005, Microsoft launched the Xbox 360. More recently, Sony introduced the PlayStation 3 in November 2006 in North America and Japan and is expected to launch it in Europe and elsewhere in March 2007. Nintendo introduced the Wii in November 2006 in North America and in December 2006 in Japan and Europe. We refer to Microsoft’s Xbox 360, Sony’s PlayStation 3 and Nintendo’s Wii as “next-generation platforms”. The release of each of these next-generation platforms has moved the interactive entertainment industry further along the transition into the next cycle. We have incurred and expect to continue to incur increased costs during this transition as we have continued to develop and market new titles for certain current-generation video game platforms while also making significant investments in products for the next-generation platforms. Moreover, we expect development costs for next-generation video games to be greater on a per-title basis than development costs for current-generation video games.
We also expect that, as the current generation of platforms reaches the end of its cycle and the installed base of next-generation platforms continues to grow, sales of video games for current-generation platforms will continue to decline as consumers replace their current-generation platforms with next-generation platforms, or defer game software purchases until they are able to purchase a next-generation platform. This decline in current-generation product sales may not be offset by increased sales of products for the new platforms. For example, following the launch of Sony’s PlayStation 2 platform, we experienced a significant decline in revenue from sales of products for Sony’s older PlayStation game console, which was not immediately offset by revenue generated from sales of products for the PlayStation 2. More recently, we have seen a sharp decrease in sales of titles for the Xbox following the launch of the Xbox 360. In addition, during the transition, we expect our operating results to be more volatile and difficult to predict, which could cause our stock price to fluctuate significantly.
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
Our platform licensors set the business models, royalty rates, manufacturing costs and other fees that we must pay to publish games for their platforms, and therefore have significant influence on our costs. If one or more of the platform licensors change their fee structure for their platforms, our profitability will be materially impacted.
In order to publish products for any proprietary video game player or handheld (such as the Xbox 360, PlayStation 3, Nintendo Wii, PlayStation Portable or Nintendo Dual Screen), we take a license from the platform licensor. For each platform, the licensor (Microsoft, Sony or Nintendo) has the right to set the fee structure that we pay in order to publish games using proprietary technology and trademarks and provide online services for that platform; such licenses may require the payment of royalties, manufacturing costs and fees for other components and services provided by the platform licensor. In some cases, the platform licensor reserves the right to change these fees and costs in the future. With current-generation platforms such as the PlayStation 2, Xbox and Nintendo GameCube, the platform licensors generally have reduced these fees and costs over the life cycle of these platforms, but there can be no assurance that they will follow the same pattern on the newer platforms, or that such fees and costs will not increase. Because publishing products for video game consoles and handheld game machines is the largest portion of our business, any increase in fee structure, or lack of future decrease during the life cycle of the platform, could significantly harm our ability to generate revenues and/or profits.
If we do not consistently meet our product development schedules, our operating results will be adversely affected.
Our business is highly seasonal, with the highest levels of consumer demand and a significant percentage of our sales occurring in the December quarter. In addition, we seek to release many of our products in conjunction with specific events, such as the release of a related movie or the beginning of a sports season or major sporting event. If we miss these key selling periods for any reason, including product delays or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately. Likewise, if a key event to which our product release schedule is tied were to be delayed or cancelled, our sales would also suffer disproportionately. Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our products and the platforms for which they are developed, and the need to fine-tune our products prior to their release. We have experienced development delays for our products in the past, which caused us to push back release dates. In the future, any failure to meet anticipated production or release schedules would likely result in a delay of sales and/or possibly a significant shortfall in our sales, harm our profitability, and cause our operating results to be materially different than anticipated.
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
For the nine months ended December 31, 2006, international net revenue comprised 45 percent of our total net revenue. For the fiscal year ended March 31, 2006, international net revenue comprised 46 percent of our total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. While we utilize foreign exchange forward contracts to mitigate some foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) and, from time to time, foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries), our results of operations, including our reported net revenue and net income, and financial condition would be adversely affected by unfavorable foreign currency fluctuations, particularly the Euro, British pound sterling and Canadian dollar.
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
As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC and national and international accounting standards bodies, the frequency of accounting policy changes may accelerate. For example, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”, which requires us to recognize compensation expense for all stock-based compensation based on estimated fair values. As a result, beginning with our first quarter of fiscal 2007, our operating results contain a charge for stock-based compensation related to the equity-based compensation we provide to our employees, as well as stock purchases under our 2000 Employee Stock Purchase Plan. In addition, the rules for tax accounting have recently been changed. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (see Note 14 of the Notes to Condensed Consolidated Financial Statements). We are evaluating what impact the adoption of FIN No. 48 will have on our Condensed Consolidated Financial Statements. While these and future accounting standards may not necessarily impact our cash flows, they could materially impact our reported results.

As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows. For example, in order to support the online functionality of our package goods games for the PC, PlayStation 2, PlayStation 3 and the PSP, we provide our consumers with access to servers which we maintain. Starting in fiscal 2008, we will no longer be able to establish the fair value, as determined under U.S. GAAP, of such online services, which will prevent us from recognizing the related revenue separately from the revenue associated with the packaged good sale. Therefore, under U.S. GAAP, we will be required to recognize revenue from the combined sale of the packaged good game and the online service over the estimated online service period. As a result, we anticipate that we will likely defer more than $400 million in net revenue from the sale of these online-enabled games from fiscal 2008 into fiscal 2009, thereby reducing our fiscal 2008 net revenue, net income and earnings per share.
The majority of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.
In the quarter ended December 31, 2006, over 70 percent of our U.S. sales were made to seven key customers. In Europe, our top ten customers accounted for approximately 31 percent of our sales in that territory during the nine months ended December 31, 2006. Worldwide, we had direct sales to two customers, Wal-Mart Stores, Inc. and GameStop Corp., which represented approximately 13 percent and 12 percent, respectively, of total net revenue in the nine months ended December 31, 2006. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. Additionally, our receivables from these large customers increase significantly in the December quarter as they stock up for the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers.
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

ELECTRONIC ARTS INC. (Registrant)

/s/ Warren C. Jenson

DATED:	WARREN C. JENSON
February 6, 2007	Executive Vice President,
Chief Financial and Administrative Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2006
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