Form 10-K
period 2007-03-31
ELECTRONIC ARTS INC
filed 2007-05-30
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-17948

ELECTRONIC ARTS INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2838567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

209 Redwood Shores Parkway	94065
Redwood City, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(650) 628-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of September 29, 2006, the last business day of the second fiscal quarter, was $17,149,452,000.

As of May 24, 2007 there were 311,473,084 shares of the registrant’s common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ELECTRONIC ARTS INC.
2007 FORM 10-K ANNUAL REPORT

PART I

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Report are forward looking. We use words such as “anticipate”, “believe”, “expect”, “intend”, “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors”, beginning on page 13.

Item 1:  Business

Overview

Electronic Arts develops, markets, publishes and distributes interactive software games and content that are playable by consumers on the following devices:

•	Video game consoles such as the Sony PlayStation® 2 and PLAYSTATION® 3, Microsoft Xbox® and Xbox 360tm and Nintendo Wiitm,

•	Personal computers (PCs),

•	Mobile platforms including cellular handsets and handheld game players such as the PlayStation® Portable (“PSPtm”), Nintendo DStm and Game Boy® Advance and iPod®, and

•	Online (over the Internet and other proprietary online networks).

We also sell advertising in many of our games and on our websites.

We refer to consoles, PCs, mobile platforms and online collectively as “platforms”. In fiscal 2007, we developed or published products for 13 different platforms. Since our inception, we have published games for over 50 different platforms. This platform diversification continues to be a cornerstone of our product strategy.

The interactive software games that we develop and publish are broken down into two major categories: (1) games developed by our EA Studios, and (2) games that we co-publish with, or distribute on behalf of, another company through our EA Partners group. Our EA Studios games are either developed internally at our development and production studios located in the United States, Canada, England, Sweden, Germany, Singapore, China, Romania and India, or by third parties whom we engage to develop games on our behalf at their own development and production studios. We market, publish and distribute games in over 30 countries throughout the world.

We market the products produced by our studios under the EAtm, EA SPORTStm, EA SPORTS BIGtm, and POGOtm brands.

We were initially incorporated in California in 1982. In September 1991, we reincorporated under the laws of Delaware. Our principal executive offices are located at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.

Development of Our Games

The console, handheld, PC and online games we publish are developed primarily by our EA Studios, while the games we offer for cellular handsets are developed primarily by third parties. In addition, through our EA Partners group, we team with other game development companies to assist them with the development of games on our behalf. For the fiscal years ended March 31, 2007, 2006 and 2005, research and development expenses were $1,041 million, $758 million and $633 million, respectively.

EA Studios

We develop packaged goods games internally at our development and production studios located in the United States, Canada, England, Sweden, Germany, Singapore and China. We invest in the creation of software tools to more efficiently develop games for multiple platforms. We also make investments in facilities and equipment that allow us to create and edit video and audio recordings that are used in our games. Employees whom we call “executive producers” are responsible for overseeing the development of one or more products or “franchises” (a series of sequeled or related products). We also engage third parties to develop games on our behalf at their own development and production studios.

Following our acquisition of JAMDAT Mobile Inc. in February 2006, we merged our existing cellular handset software game development and publishing business into JAMDAT’s to establish our EA Mobile business. We engage third parties to develop games for cellular handsets on our behalf at their own development and production studios and, to a lesser extent, we develop cellular handset games internally at our development and production studios located in the United States, Canada, England, Romania and India.

We develop online games and content internally at our development and production studios located in the United States, Canada and Singapore. In fiscal 2007, we acquired Mythic Entertainment, Inc., a developer and publisher of massively multiplayer online role-playing games. We also engage third parties to develop online games on our behalf at their own development and production studios.

In fiscal 2007, we generated approximately 65 percent of our net revenue from games developed by our EA Studios that were initially released during the year, as compared to approximately 73 percent in fiscal 2006. Excluding titles developed for cellular handsets, during fiscal 2007 we released 32 EA Studio titles compared to 31 EA Studio titles in fiscal 2006. In fiscal 2007, we released over 190,000 stock keeping units, or SKUs (a version of a title designed for play on a particular platform), for cellular handsets.

Co-publishing, Distribution and Third Party Development

Through our EA Partners group, we team with other game development companies to assist with the development of their own interactive software games, which we then publish, market and distribute. We refer to these types of arrangements as “co-publishing”. For example, in fiscal 2007, we signed a co-publishing agreement with NAMCO BANDAI Games America for Hellgate: Londontm, which is being developed by Flagship Studios.

We also distribute interactive software games that are developed and published by other companies. An example of one of our recent distribution products is Half-Life® 2: Episode One, which was developed and published by Valve and distributed worldwide by us.

We also engage third parties to develop games on our behalf.

Publishing Our Games — Marketing, Market Segments and Distribution

We market our products under four major brand names:

•	EA — we publish a variety of games under our EA brand. Some of our products published under the EA brand include Need for Speedtm Carbon, The Simstm 2 and The Godfathertm The Game;

•	EA SPORTS — sports simulation games. Some of our products published under the EA SPORTS brand include Madden NFL 07, FIFA Soccer 07 and Tiger Woods PGA TOUR® 07;

•	EA SPORTS BIG — arcade-style extreme sports and modified traditional sports games. Some of our products published under the EA SPORTS BIG brand include Def Jam: Icontm, NBA STREET Homecourt and FIFA Street 2; and

•	POGO — Online casual games and downloadable casual games.

In addition, our EA Partners group operates under a variety of deal types and structures with the intent of making available our publishing marketing and distribution services to game developers who may not have the scale of our resources.

In fiscal 2007, we had two titles, Need for Speed Carbon and Madden NFL 07, published on 10 different platforms, each of which represented approximately 11 percent of our total net revenue. In fiscal 2006, we had one title, Need for Speed Most Wanted, published on eight different platforms, which represented approximately 10 percent of our total net revenue. In fiscal 2005, we had one title, Need for Speed Underground 2, published on five different platforms, which represented approximately 11 percent of our total net revenue.

Packaged Goods

The console, PC and handheld games that we publish are made available to consumers as packaged goods (usually Blu-ray Disc, CD, DVD, cartridge or Universal Media Disc format) that are typically sold in retail stores and through online stores (including our own online store). In North America and Europe, our largest markets, we sell these packaged goods products primarily to retailers, including mass market retailers (such as Wal-Mart), electronics specialty stores (such as Best Buy) or game software specialty stores (such as GameStop). Many of our PC products can also be purchased over the Internet through digital download.

We generated approximately 95 percent of our North American packaged goods net revenue from direct sales to retailers, with the remaining net revenue being generated through a limited number of specialized and regional distributors and rack jobbers in markets where we believe direct sales would not be economical. Outside of North America, we derive packaged goods revenue primarily from direct sales to retailers. In a few of our smaller markets, we sell our packaged goods products through distributors with whom we have written agreements or informal arrangements, depending on the business customs of the territories. We also distribute products of other companies through our rack jobbing business in Switzerland. We had direct sales to Wal-Mart Stores, Inc. which represented approximately 13 percent of total net revenue in both fiscal 2007 and 2006, and approximately 14 percent of total net revenue in fiscal 2005. We also had direct sales to GameStop Corp. which represented approximately 12 percent of total net revenue in fiscal 2007.

Video Games — Consoles, Handhelds and PCs.  Historically, there have been multiple video game consoles and handheld game players available to consumers, and there has been vigorous competition among manufacturers. While Sony’s PlayStation® and PlayStation 2 consoles have significantly outsold their competitors in the past, the PLAYSTATION 3 faces very strong competition from new platforms such as Microsoft’s Xbox 360 and the Nintendo Wii. The PC also continues to be a strong interactive game platform. Similarly, while Nintendo’s Game Boy® Advance and Nintendo DS are current and historic leaders in the handheld game player market, Sony’s PlayStation Portable is also a competitor in this segment.

Video game consoles have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. With the release of Microsoft’s Xbox 360 in 2005 and the releases of Sony’s PLAYSTATION 3 and Nintendo’s Wii in 2006, our industry is at the beginning of a new cycle. As such, in fiscal 2008, we expect to release fewer titles for the PlayStation 2 than in fiscal 2007, a very small number of titles for the Xbox, and no titles for the Nintendo GameCubetm. The following table details select information on some of the console platforms for which we have published titles:

			Number of EA Titles
Manufacturer	Video Game Console/Platform Name	Year Introduced	Published in Fiscal 2007

Sony	PlayStation 2	2000	22
Nintendo	Nintendo GameCube	2001	5
Microsoft	Xbox	2001	11
Microsoft	Xbox 360	2005	18
Sony	PLAYSTATION 3	2006	7
Nintendo	Wii	2006	6

The following table details select information on some of the handheld video game players for which we have published titles:

			Number of EA Titles
Manufacturer	Mobile Game Machine/Platform Name	Year Introduced	Published in Fiscal 2007

Nintendo	Game Boy Advance	2001	6
Nintendo	Nintendo DS	2004	8
Sony	PSP	2005	18

In fiscal 2007, we published 26 EA titles for the PC.

Cellular Handsets

Through EA Mobile, we are a leading global publisher of interactive entertainment software playable on cellular handsets, including games, ring tones, images and other content. Our customers typically purchase and download our games through a wireless carrier’s branded e-commerce service accessed directly from their cellular handsets. These wireless carrier services include, among others, Verizon Wireless’ Get It Now, Sprint PCS Vision, Cingular MEdia and Vodafone live!. Our customers are charged either a one-time or a monthly subscription fee on their cellular service invoice for the game. The wireless carriers generally retain a percentage of the fee and pay the remainder to us. The wireless distribution of our games eliminates traditional publishing complexities, including physical production, packaging, shipping, inventory management and return processing. Our customers may also purchase and download games directly from our website.

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

Online

We publish four types of games that are played online by consumers — online casual games, massively multiplayer online games, mid-session games, and online-enabled packaged goods. We derive revenue from these games primarily through paid subscriptions, advertising and sales of digital content.

Online Casual Games.  We offer online casual games such as card games, puzzle games and word games on our website, pogo.com, and on certain online services provided by third parties. We had over 1.5 million paying Club Pogo subscribers as of March 31, 2007, up from 1.2 million paying subscribers as of March 31, 2006.

Massively Multiplayer Online Games.  Players experience online-only “massively multiplayer online games” (sometimes called “persistent state world games” or “MMOs”) as interactive virtual worlds where thousands of other players can interact with one another. After installing the software on their PCs, players are able to subscribe and interact with other players online. We currently offer three MMO games: Ultima Onlinetm, Dark Age of Camelot® and The Sims Onlinetm, and we are in the process of developing Warhammer® Online.

Mid-session games.  Players experience mid-session games as interactive virtual worlds where players form small groups and interact with one another. We currently offer one mid-session game, EA Sportstm FIFA Online, but anticipate offering more in future years. Although we offer EA Sports FIFA Online for free, players may purchase additional in-game content from us through micro-transactions.

Online-Enabled Packaged Goods.  We include online functionality in certain of our PC, PLAYSTATION 3, PlayStation 2, Xbox 360, Xbox and PSP products, which enable consumers to participate in online communities and play against one another via the Internet.

Digital Content.  We offer full-game downloads and additional content (such as booster packs, expansion packs and smaller pieces of game content referred to as micro-transactions) for our PC and console-based games through our EA.com website and online interfaces within game consoles. In addition, our POGO games are offered through third-party websites.

Advertising.  We derive revenue from advertising in our games and on our websites.

Competition

We compete in the entertainment industry for the leisure time and discretionary spending of consumers with other forms of media, such as motion pictures, television, social networking and music. Our competitors vary in size and cost structure from very small companies with limited resources to very large, diversified corporations with greater financial and marketing resources than ours. For example, we compete with venture capital funded start-ups, traditional independent video game publishers, hardware and software manufacturers, casual entertainment websites, social networking websites, mobile games developers, foreign games developers and large media companies. We also compete with satellite radio, traditional radio and all other forms of entertainment.

Our business is characterized by the continuous introduction of innovative new titles and the development of new technologies. Competition is also based on product quality and features, timing of product releases, brand-name recognition, quality of in-game content, access to distribution channels, effectiveness of marketing and price.

In addition to competing for product sales, we face heavy competition from other software game companies and large media companies to obtain license agreements granting us the right to use intellectual property included in our products. Some of these content licenses are controlled by the diversified media companies, which, in some cases, have decided to publish their own games based on popular entertainment properties that they control, rather than licensing the content to a software game company such as us. See “Intellectual Property” below.

Sales of Packaged Goods

The market for our packaged goods products is also characterized by significant price competition and we regularly face pricing pressures from our competitors. These pressures have, from time to time, required us to reduce our prices on certain products. Our experience has been that software game prices tend to decline once a generation of consoles has been in the market for a significant period of time due to the increasing number of software titles competing for acceptance by consumers and the introduction of new consoles. As our industry has transitioned to a new generation of consoles over the past two years, we have experienced this kind of price erosion with respect to games for the prior generation of consoles (e.g., PlayStation 2, Xbox and Nintendo GameCube).

For sales of packaged goods, we compete directly with Sony, Microsoft and Nintendo, each of which develop and publish software for their respective console platforms. We also compete with numerous companies which, like us, develop and publish software games that operate on their consoles. These competitors include Activision, Atari, Capcom, Koei, Konami, LucasArts, Midway, Namco, Sega, Take-Two Interactive, THQ and Ubisoft, among others. As discussed above, diversified media companies such as Fox, Disney, Time Warner, Viacom and Vivendi are also expanding their software game publishing efforts.

Sales for Cellular Handsets

The wireless entertainment applications market segment, for which we develop and publish games, ring tones and wallpapers for cellular handsets, is highly competitive and characterized by frequent product introductions, evolving wireless platforms and new technologies. As demand for applications continues to increase, we expect new competitors to enter the market and existing competitors to allocate more resources to develop and market applications. As a result, we expect competition in the wireless entertainment market segment to intensify.

The current and potential competition in the wireless entertainment applications market segment includes major media companies, traditional video game publishing companies, wireless carriers, wireless software providers and other companies that specialize in wireless entertainment applications. We also compete with wireless content aggregators, who pool applications from multiple developers (and sometimes publishers) and offer them to carriers or through other sales channels. In addition, new and existing competitors are beginning to offer wireless entertainment applications on an ad-supported basis. Currently, we consider our primary competitors in the wireless entertainment applications market segment to be Disney, Fox Mobile Entertainment, Gameloft, Glu Mobile, Hands-On Mobile, Namco, Sony Pictures and THQ Wireless.

Online Sales

The online games market segment is also highly competitive and characterized by frequent product introductions, new business models and new platforms. As the proportion of households with a broadband connection increases, we expect new competitors to enter the market and existing competitors to allocate more resources toward developing online games. As a result, we expect competition in the online games market segment to intensify.

Our current and potential competitors in the online games market segment include major media companies, traditional video game publishing companies, and companies that specialize in online games. Our competitors in the casual games segment include MSN, Popcap, Real, AOL and Yahoo!. In the massively multiplayer online game segment our competitors include Atari, Midway, NC Soft, Sony and Vivendi Games. In the mid-session game segment our competitors include Nexon.

Intellectual Property

Like other entertainment companies, our business is significantly based on the creation, acquisition, exploitation and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology, and other technology and trade secrets that we use to develop our games and to make them run properly on the platforms. Other intellectual property is in the form of audio-visual elements that consumers can see, hear and interact with when they are playing our games — we call this form of intellectual property “content”.

Each of our products embodies a number of separate forms of intellectual property protection: the software and the content of our products are copyrighted; our products may use patented inventions or trade secrets; our product brands and names may be trademarks of ours or others; our products may contain voices and likenesses of actors, athletes and/or commentators (which may be protected by personal publicity rights) and often contain musical compositions and recordings that are also copyrighted. Our products also may contain content licensed from others, such as trademarks, fictional characters, storylines and software code.

We acquire the rights to include wholly-owned intellectual property in our products by creating the intellectual property within our EA Studios. We also acquire the rights to include proprietary intellectual property in our products through acquisitions. We also enter into content license agreements such as those with sports leagues and player associations, movie studios and performing talent, music labels, music publishers and musicians. These licenses are typically limited to use of the licensed rights in products for specific time periods. In addition, our products that play on game consoles, handhelds and cellular handsets include technology that is owned by the console manufacturer and licensed non-exclusively to us for use. While we may have renewal rights for some licenses, our business and the justification for the development of many of our products is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights at reasonable rates.

Our products are susceptible to unauthorized copying. We typically distribute our PC products using copy protection technology that we license from other companies. In addition, console manufacturers, such as Sony, typically incorporate security devices in their consoles in an effort to prevent the use of unlicensed products. Our primary protection against unauthorized use, duplication and distribution of our products is enforcement of our copyright and trademark interests. We typically own the copyright to the software code as well as the brand or title name trademark under which our products are marketed. We register our copyrights and trademarks in the United States and other countries.

Significant Relationships

Hardware Platform Companies

Sony.  Under the terms of agreements we have entered into with Sony Computer Entertainment Inc. and its affiliates, we are authorized to develop and distribute disk-based software products and online content compatible with the PlayStation 2, PLAYSTATION 3 and PSP. Pursuant to these agreements, we engage Sony to supply PlayStation 2, PLAYSTATION 3 and PSP disks for our products.

Microsoft.  Under the terms of agreements we have entered into with Microsoft Corporation and its affiliates, we are authorized to develop and distribute DVD-based software products and online content compatible with the Xbox and Xbox 360.

Nintendo.  Under the terms of agreements we have entered into with Nintendo Co., Ltd. and its affiliates, we are authorized to develop and distribute proprietary optical format disk products and cartridges compatible with the Nintendo GameCube, the Wii, the Nintendo DS and Game Boy Advance. Pursuant to these agreements, we engage Nintendo to supply Wii proprietary optical format disk products and Nintendo DS cartridges for our products.

Cellular Handsets

We have agreements to distribute our wireless applications through more than 110 carriers in over 40 countries. Our customers download our applications to their cellular handsets and their wireless carrier invoices them a one-time fee or monthly subscription fee. Our carrier distribution agreements establish the fees to be retained by the carrier for distributing our applications. These arrangements are typically terminable on short notice. The agreements generally do not obligate the carriers to market or distribute any of our applications.

Content Licensors

Many of our products are based on or incorporate content and trademarks owned by others. For example, our EA, EA SPORTS and EA SPORTS BIG products include rights licensed from third parties, including major studios, publishers, artists, authors, celebrities, athletes and the major sports leagues and players associations.

Inventory, Working Capital, Backlog, Manufacturing and Suppliers

We manage inventory by communicating with our customers prior to the release of our products, and then using our industry experience to forecast demand on a product-by-product and territory-by-territory basis. Historically, we have experienced high turnover of our products, and the lead times on re-orders of our products are generally short, approximately two to three weeks. Further, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we have practices in place with our customers (such as stock balancing and price protection) that reduce product returns.

We typically ship orders immediately upon receipt. To the extent that any backlog may or may not exist at the end of a reporting period, it would be both coincidental and an unreliable indicator of future results of any period.

The suppliers we use to manufacture our games and related materials include independent third parties, Sony and Nintendo.

In many instances, we are able to acquire materials on a volume-discount basis. We have multiple potential sources of supply for most materials, except for the disk component of our PLAYSTATION 3, PlayStation 2, PSP and Wii and Nintendo DS cartridges.

Our online games and cellular handset applications are delivered digitally, and therefore, are not manufactured.

International Operations

We conduct business and have wholly-owned subsidiaries throughout the world, including offices in Europe, Australia, Asia and Latin America. International net revenue increased by 4 percent to $1.425 billion, or

46 percent of total net revenue in fiscal 2007, compared to $1.367 billion, or 46 percent of total net revenue in fiscal 2006.

The amounts of net revenue and long-lived assets attributable to each of our geographic regions for each of the last three fiscal years are set forth in Note 18 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

Seasonality

Our business is highly seasonal. We typically experience our highest sales volume in the holiday season quarter ending in December and a seasonal low in sales volume in the quarter ending in June. Starting in fiscal 2008, we expect to defer the recognition of a significant amount of net revenue related to our online-enabled packaged goods over an extended period of time (which we currently estimate to be six months). As a result, the quarter in which we generate the highest sales volume may be different than the quarter in which we recognize the highest net revenue. Our results can also vary based on a number of factors, including title release dates, consumer demand for our products, shipment schedules and our revenue recognition policies.

Employees

As of March 31, 2007, we employed approximately 7,900 people, of whom over 4,500 were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. Less than 3 percent of our employees, all of whom work for our Swedish development subsidiary, are represented by a union, guild or other collective bargaining organization.

Executive Officers

The following table sets forth information regarding our executive officers, who are appointed by and serve at the discretion of the Board of Directors as of May 29, 2007:

Name	Age	Position

John S. Riccitiello	47	Chief Executive Officer
V. Paul Lee	42	President, Worldwide Studios
Gerhard Florin	48	Executive Vice President, General Manager, International Publishing
Frank D. Gibeau	38	Executive Vice President, General Manager, North America Publishing
Warren C. Jenson	50	Executive Vice President, Chief Financial and Administrative Officer
Joel Linzner	55	Executive Vice President, Business and Legal Affairs
Nancy L. Smith	54	Executive Vice President, General Manager, The Sims Franchise
Gabrielle Toledano	40	Executive Vice President, Human Resources
Kenneth A. Barker	40	Senior Vice President, Chief Accounting Officer
Stephen G. Bené	43	Senior Vice President, General Counsel and Corporate Secretary
Michael Marchetti	38	Senior Vice President and General Manager, EA Mobile
John Schappert	36	Senior Vice President, Chief Operating Officer, Worldwide Studios

Mr. Riccitiello has served as Chief Executive Officer and a Director of Electronic Arts since April 2007. Prior to re-joining Electronic Arts, he was a co-founder and Managing Partner at Elevation Partners, a private equity fund. From October 1997 to April 2004, he served as President and Chief Operating Officer of Electronic Arts. Prior to joining Electronic Arts, Mr. Riccitiello served as President and Chief Executive Officer of the worldwide bakery division at Sara Lee Corporation. Before joining Sara Lee, he served as President and CEO of Wilson Sporting Goods Co. and has also held executive management positions at Haagen-Dazs, PepsiCo, Inc. and The Clorox Company. Mr. Riccitiello holds a B.S. degree from the University of California, Berkeley.

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

Ms. Toledano has served as Executive Vice President, Human Resources since April 2007. From February 2006 to April 2007, Ms. Toledano held the position of Senior Vice President, Human Resources. Prior to joining Electronic Arts, Ms. Toledano worked at Siebel Systems, Inc. from July 2002 to February 2006 where she held a number of positions, including Senior Vice President of Human Resources. From September 2000

to June 2002, she served as Senior Director of Human Resources for Microsoft Corporation, and from September 1998 until September 2000, she served as Director of Human Resources and Recruiting for Microsoft. Ms. Toledano earned both her undergraduate degree in Humanities and her graduate degree in Education from Stanford University.

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

Mr. Marchetti was named Senior Vice President and General Manager of EA Mobile in April 2007. He joined Electronic Arts in February 2006 as Vice President and Chief Operating Officer of EA Mobile. From December 2000 to February 2006, he served as Chief Financial Officer of JAMDAT Mobile Inc. Prior to this, Mr. Marchetti served as Vice President Finance for eCompanies LLC from April 2000 to December 2000. Mr. Marchetti served as a Vice President in the Emerging Telecommunications and the Global Leveraged Finance groups of Merrill Lynch, where he worked from July 1996 to April 2000. Prior to Merrill Lynch, Mr. Marchetti practiced law at Cahill Gordon & Reindel from 1994 to 1996. Mr. Marchetti earned a J.D. from Brooklyn Law School, cum laude, and received his B.A. degree from Brooklyn College City University, magna cum laude.

Mr. Schappert was named Senior Vice President, Chief Operating Officer, Worldwide Studios in November 2006. Prior to being named to this position, from January 2003 to October 2006, Mr. Schappert served as Senior Vice President, Group General Manager, Worldwide Studios. Mr. Schappert served as Vice President, General Manager of EA Canada from July 2002 to January 2003, and Vice President, General Manager of EA Tiburon from April 1998 to July 2002. Mr. Schappert founded Tiburon Entertainment in 1994, which was acquired by Electronic Arts in 1998.

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

The charters of our Audit, Compensation, and Nominating and Governance committees of our Board of Directors, as well as our Global Code of Conduct (which includes code of ethics provisions applicable to our directors, principal executive officer, principal financial officer, principal accounting officer, and other senior financial officers), are available in the Investor Relations section of our website at http://investor.ea.com. We will post amendments to our Global Code of Conduct in the Investor Relations section of our website. Copies of our charters and Global Code of Conduct are available without charge by contacting our Investor Relations department at (650) 628-1500.

Stockholders of record may hold their shares of our common stock in book-entry form. This eliminates costs related to safekeeping or replacing paper stock certificates. In addition, stockholders of record may request electronic movement of book-entry shares between their account with our stock transfer agent and their broker.

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

Our business is highly dependent on the success and availability of video game hardware systems manufactured by third parties, as well as our ability to develop commercially successful products for these systems.

We derive most of our revenue from the sale of products for play on video game hardware systems (which we also refer to as “platforms”) manufactured by third parties, such as Sony’s PlayStation 2 and PLAYSTATION 3, Microsoft’s Xbox 360 and Nintendo’s Wii. The success of our business is driven in large part by the commercial success and adequate supply of these video game hardware systems, our ability to accurately predict which systems will be successful in the marketplace, and our ability to develop commercially successful products for these systems. We must make product development decisions and commit significant resources well in advance of anticipated product ship dates. A platform for which we are developing products may not succeed or may have a shorter life cycle than anticipated. If consumer demand for the systems for which we are developing products are lower than our expectations, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our products, and our financial performance will be harmed. Alternatively, a system for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on meaningful revenue opportunities.

Our industry is cyclical and is beginning its next cycle. During the transition, consumers may be slower to adopt new video game systems than we anticipate, and our operating results may suffer and become more difficult to predict.

Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. Microsoft launched the Xbox 360 in November 2005, while Sony and Nintendo launched the PLAYSTATION 3 and the Wii, respectively, in November 2006. We have continued to develop and market new titles for prior-generation video game systems such as the PlayStation 2 while also making significant investments in products for the new systems. As the prior-generation systems reach the end of their life cycle and the installed base of the new systems continues to grow, our sales of video games for prior-generation systems will continue to decline as (1) we produce fewer titles for prior-generation systems, (2) consumers replace their prior-generation systems with the new systems, and/or (3) consumers defer game software purchases until they are able to purchase a new video game hardware system. This decline in prior-generation product sales may be greater than we anticipate, and sales of products for the new platforms may be lower than we anticipate. Moreover, we expect development costs for the new video game systems to be greater on a per-title basis than development costs for prior-generation video game systems. As a result of these factors, during the next several quarters, we expect our operating results to be more volatile and difficult to predict, which could cause our stock price to fluctuate significantly.

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

The video game hardware manufacturers set the royalty rates and other fees that we must pay to publish games for their platforms, and therefore have significant influence on our costs. If one or more of these manufacturers adopt a different fee structure for future game consoles, our profitability will be materially impacted.

In order to publish products for a video game system such as the Xbox 360, PLAYSTATION 3 or Wii, we must take a license from the manufacturer, which gives it the opportunity to set the fee structure that we must pay in order to publish games for that platform. Similarly, certain manufacturers have retained the flexibility to change their fee structures, or adopt different fee structures for online gameplay and other new features for their consoles. The control that hardware manufacturers have over the fee structures for their platforms and online access makes it difficult for us to predict our costs, profitability and impact on margins. Because publishing products for video game systems is the largest portion of our business, any increase in fee structures would significantly harm our ability to generate revenues and/or profits.

The video game hardware manufacturers are among our chief competitors and frequently control the manufacturing of and/or access to our video game products. If they do not approve our products, we will be unable to ship to our customers.

Our agreements with hardware licensors (such as Sony for the PLAYSTATION 3, Microsoft for the Xbox 360, and Nintendo for the Wii) typically give significant control to the licensor over the approval and manufacturing of our products, which could, in certain circumstances, leave us unable to get our products approved, manufactured and shipped to customers. These hardware licensors are also among our chief competitors. Generally, control of the approval and manufacturing process by the hardware licensors increases both our manufacturing lead times and costs as compared to those we can achieve independently. While we believe that our relationships with our hardware licensors are currently good, the potential for these licensors to delay or refuse to approve or manufacture our products exists. Such occurrences would harm our business and our financial performance.

We also require compatibility code and the consent of Microsoft, Sony and Nintendo in order to include online capabilities in our products for their respective platforms. As online capabilities for video game systems become more significant, Microsoft, Sony and Nintendo could restrict the manner in which we provide online capabilities for our products. If Microsoft, Sony or Nintendo refused to approve our products with online capabilities or significantly impacted the financial terms on which these services are offered to our customers, our business could be harmed.

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

We are currently, and from time to time in the future may become, subject to other legal proceedings, claims, litigation and government investigations or inquiries, which could be expensive, lengthy, and disruptive to normal business operations. In addition, the outcome of any legal proceedings, claims, litigation, investigations or inquiries may be difficult to predict and could have a material adverse effect on our business, operating results, or financial condition.

Our business, our products and our distribution are subject to increasing regulation of content, consumer privacy, distribution and online hosting and delivery in the key territories in which we conduct business. If we do not successfully respond to these regulations, our business may suffer.

Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, data and consumer protection laws in the United States and Europe impose various restrictions on our web sites. Those rules vary by territory although the Internet recognizes no geographical boundaries. Other countries, such as Germany, have adopted laws regulating content both in packaged games and those transmitted over the Internet that are stricter than current United States laws. In the United States, the federal and several state governments are continually considering content restrictions on products such as ours, as well as restrictions on distribution of such products. For example, recent legislation has been adopted in several states, and could be proposed at the federal level, that prohibits the sale of certain games (e.g., violent games or those with “M (Mature)” or “AO (Adults Only)” ratings) to minors. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, and by requiring costly additional differentiation between products for different territories to address varying regulations.

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

For the fiscal year ended March 31, 2007, international net revenue comprised 46 percent of our total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. While we utilize foreign exchange forward contracts to mitigate some foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) and, from time to time, foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries), our results of operations, including our reported net revenue and net income, and financial condition would be adversely affected by unfavorable foreign currency fluctuations, particularly the Euro, British pound sterling and Canadian dollar.

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition.

We are subject to income taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, and, in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.

We are also required to estimate what our taxes will be in the future. Although we believe our tax estimates are reasonable, the estimation process and applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. Our effective tax rate could be adversely affected by our profit level, by changes in our business, including the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws as well as other factors. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and net income or loss could be materially affected.

We incur certain tax expenses that do not decline proportionately with declines in our consolidated pre-tax income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile.

In addition, the rules for tax accounting have recently been changed. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”, which provides new rules for the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (see Note 10 of the Notes to Consolidated Financial Statements). We are evaluating what impact the adoption of FIN No. 48 will have on our Consolidated Financial Statements as it becomes effective in the first quarter of fiscal 2008. This impact could be material and our future effective tax rates could be more volatile.

We are also required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. We are regularly under examination by tax authorities with respect to these non-income taxes. There can be no assurance that the outcomes from these examinations, changes in our business or changes in applicable tax rules will not have an adverse effect on our earnings and financial condition.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC and national and international accounting standards bodies, the frequency of accounting policy changes may accelerate. For example, as discussed above, FIN No. 48 will affect the way we account for income taxes and could have a material impact on our financial results. Similarly, changes in accounting standards relating to stock-based compensation require us to recognize significantly greater expense than we had been recognizing prior to the adoption of the new standard. Likewise, policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. For example, as our industry transitions to new video game hardware systems, we expect a more significant portion of our console and PC games will be online-enabled and, as a result, we will be required to recognize the related revenue over an extended period of time rather than at the time of sale. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue and taxes, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

We have begun the implementation of a new set of financial information systems in anticipation of a significant increase in deferred net revenue, which, if not completed in a successful and timely manner, could impede our ability to accurately process, prepare and analyze important financial data.

We have begun to implement a new set of financial information systems and processes designed to help us accurately process, prepare and analyze the significant amount of net revenue from online-enabled packaged goods we expect to recognize on a deferred basis beginning in fiscal 2008. The successful implementation of these systems and processes entails a number of risks due to the complexity of the systems, the number of people affected company-wide, and the implementation process itself. While testing of these new systems and processes and training of employees are done in advance of implementation, there are inherent limitations in our ability to simulate a full-scale operating environment in advance of implementation. There can be no assurance that the implementation of these financial information systems and processes will not impede our ability to accurately and timely process, prepare and analyze the financial data we use in making operating decisions and which form the basis of the financial information we include in the periodic reports we file with the SEC.

Changes in our worldwide operating structure or the adoption of new products and distribution models could have adverse tax consequences.

As we expand our international operations, adopt new products and new distribution models, implement changes to our operating structure or undertake intercompany transactions in light of changing tax laws, expiring rulings, acquisitions and our current and anticipated business and operational requirements, our tax expense could increase. For example, in the fourth quarter of fiscal 2006, we repatriated $375 million under the America Jobs Creation Act of 2004. As a result, we recognized an additional one-time tax expense in fiscal 2006 of $17 million.

The majority of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.

In our fiscal year ended March 31, 2007, over 70 percent of our U.S. sales were made to seven key customers. In Europe, our top ten customers accounted for approximately 31 percent of our sales in that territory during the year ended March 31, 2007. Worldwide, we had direct sales to two customers, Wal-Mart Stores and GameStop Corp., Inc., which represented approximately 13 percent and 12 percent, respectively, of total net revenue in the year ended March 31, 2007. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. Additionally, our receivables from these large customers increase significantly in the December quarter as they stock up for the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers.

Acquisitions, investments and other strategic transactions could result in operating difficulties, dilution to our investors and other negative consequences.

We have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions, including (i) acquisitions of companies, businesses, intellectual properties, and other assets, (ii) minority investments in strategic partners, and (iii) investments in new interactive entertainment businesses (for example, online and mobile games). Any of these strategic transactions could be material to our financial condition and results of operations. Although we regularly search for opportunities to engage in strategic transactions, we may not be successful in identifying suitable opportunities. We may not be able to consummate potential acquisitions or investments or an acquisition or investment may not enhance our business or may decrease rather than increase our earnings. In addition, the process of integrating an acquired company or business, or successfully exploiting acquired intellectual property or other assets, could divert a significant amount of our management’s time and focus and may create unforeseen operating difficulties and expenditures. Additional risks we face include:

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

In many countries around the world, more pirated copies of our products are sold than legitimate copies. Though we believe piracy has not had a material impact on our operating results to date, highly organized pirate operations have been expanding globally. In addition, the proliferation of technology designed to circumvent the protection measures we use in our products, the availability of broadband access to the Internet, the ability to download pirated copies of our games from various Internet sites, and the widespread proliferation of Internet cafes using pirated copies of our products, all have contributed to ongoing and expanding piracy. Though we take steps to make the unauthorized copying and distribution of our products more difficult, as do the manufacturers of consoles on which our games are played, these efforts may not be successful in controlling the piracy of our products. This could have a negative effect on our growth and profitability in the future.

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

The following diagram depicts the locations of our most significant facilities throughout the world:

We currently own a 418,000-square-foot product development studio facility in Burnaby, British Columbia, Canada and a 122,000-square-foot administrative, sales and development facility in Chertsey, England. In addition to the properties we own, we lease approximately 2.7 million square feet of facilities, including significant leases for our headquarters in Redwood City, California, our studios in Los Angeles, California and Orlando, Florida, and our distribution center in Louisville, Kentucky. Our leased space is summarized as follows (in square feet):

	North
Purpose	America	Europe	Asia	Total

Distribution	250,000	86,735	—	336,735
Sales & Administrative	730,563	235,001	100,221	1,065,785
Studio Development	1,119,127	191,190	36,338	1,346,655

Total Leased Square Footage	2,099,690	512,926	136,559	2,749,175

Redwood City Headquarters

In February 1995, we entered into a build-to-suit lease (“Phase One Lease”) with a third-party lessor for our headquarters facilities in Redwood City, California (“Phase One Facilities”). The Phase One Facilities comprise a total of approximately 350,000 square feet and provide space for sales, marketing, administration and research and development functions. In July 2001, the lessor refinanced the Phase One Lease with Keybank National Association through July 2006. The Phase One Lease expires in January 2039, subject to early termination in the event the underlying financing between the lessor and its lenders is not extended. Subject to certain terms and conditions, we may purchase the Phase One Facilities or arrange for the sale of the Phase One Facilities to a third party.

Pursuant to the terms of the Phase One Lease, we have an option to purchase the Phase One Facilities at any time for a purchase price of $132 million. In the event of a sale to a third party, if the sale price is less than $132 million, we will be obligated to reimburse the difference between the actual sale price and $132 million, up to a maximum of $117 million, subject to certain provisions of the Phase One Lease, as amended.

On May 26, 2006, the lessor extended its loan financing underlying the Phase One Lease with its lenders through July 2007, and on May 14, 2007, the lenders extended this financing again for an additional year through July 2008. We may request, on behalf of the lessor and subject to lender approval, an additional one-year extension of the loan financing between the lessor and the lenders. In the event the lessor’s loan financing with the lenders is not extended, we may loan to the lessor approximately 90 percent of the financing, and require the lessor to extend the remainder through July 2009; otherwise the lease will terminate. We account for the Phase One Lease arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended.

In December 2000, we entered into a second build-to-suit lease (“Phase Two Lease”) with Keybank National Association for a five and one-half year term beginning in December 2000 to expand our Redwood City, California headquarters facilities and develop adjacent property (“Phase Two Facilities”). Construction of the Phase Two Facilities was completed in June 2002. The Phase Two Facilities comprise a total of approximately 310,000 square feet and provide space for sales, marketing, administration and research and development functions. Subject to certain terms and conditions, we may purchase the Phase Two Facilities or arrange for the sale of the Phase Two Facilities to a third party.

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

On May 26, 2006, the lessor extended the Phase Two Lease through July 2009 subject to early termination in the event the underlying loan financing between the lessor and its lenders is not extended. Concurrently with the extension of the lease, the lessor extended the loan financing underlying the Phase Two Lease with its lenders through July 2007. On May 14, 2007 the lenders extended this financing again for an additional year through July 2008. We may request, on behalf of the lessor and subject to lender approval, an additional one-year extension of the loan financing between the lessor and the lenders. In the event the lessor’s loan financing with the lenders is not extended, we may loan to the lessor approximately 90 percent of the financing, and require the lessor to extend the remainder through July 2009, otherwise the lease will terminate. We account for the Phase Two Lease arrangement as an operating lease in accordance with SFAS No. 13, as amended.

We believe that, as of March 31, 2007, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.

Guildford, Orlando, Los Angeles and Vancouver Studios; Louisville Distribution Center

In February 2006, we entered into an agreement with an independent third party to lease a studio facility in Guildford, Surrey, United Kingdom, which commenced in June 2006 and will expire in May 2016. The facility comprises a total of approximately 95,000 square feet, which we use for research and development functions. Our rental obligation under this agreement is approximately $33 million over the initial ten-year term of the lease.

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

Our North American distribution is supported by a centralized warehouse facility that we lease in Louisville, Kentucky, occupying 250,000 square feet.

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

On September 14, 2006, we received an informal inquiry from the Securities and Exchange Commission requesting certain documents and information relating to our stock option grant practices from January 1, 1997 through the date of the letter. We have cooperated to date with all matters related to this request. We most recently provided the SEC with information in December 2006. The SEC has not asked for any further information since that time.

We are also subject to claims and litigation arising in the ordinary course of business. We believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.

Item 4:	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the quarter ended March 31, 2007.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ERTS”. The following table sets forth the quarterly high and low sales price per share of our common stock from April 1, 2005 through March 31, 2007.

	Prices
	High	Low

Fiscal Year Ended March 31, 2006:
First Quarter	$59.83	$47.45
Second Quarter	63.12	55.22
Third Quarter	61.97	51.04
Fourth Quarter	58.59	50.14

Fiscal Year Ended March 31, 2007:
First Quarter	$57.80	$39.99
Second Quarter	57.74	41.37
Third Quarter	59.85	50.21
Fourth Quarter	54.43	47.96

Holders

There were approximately 1,722 holders of record of our common stock as of May 24, 2007. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividends

We have not paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following information shall not be deemed to be “filed” with the Securities and Exchange Commission nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into a filing.

The following graph shows a five-year comparison of cumulative total returns during the period from March 31, 2002 through March 31, 2007, for our common stock, the NASDAQ Market Composite Index, the S&P 500 Index (to which EA was added in July 2002) and the RDG Technology Index, each of which assumes an initial value of $100. Each measurement point is as of the end of each fiscal year ended March 31. The performance of our stock depicted in the following graph is not necessarily indicative of the future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Electronic Arts Inc., The NASDAQ Composite Index,
The S&P 500 Index and The RDG Technology Composite Index

* $100 invested on 3/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

	March 31,
	2002	2003	2004	2005	2006	2007
Electronic Arts Inc.	$100	$96	$177	$170	$180	$166
NASDAQ Composite	100	72	110	111	133	140
S&P 500	100	75	102	108	121	136
RDG Technology Composite	100	67	99	96	113	117

Item 6:  Selected Financial Data

ELECTRONIC ARTS INC. AND SUBSIDIARIES

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA
(In millions, except per share data)

	Year Ended March 31,
STATEMENTS OF OPERATIONS DATA	2007(a)	2006	2005	2004	2003

Net revenue	$3,091	$2,951	$3,129	$2,957	$2,482
Cost of goods sold	1,212	1,181	1,197	1,103	1,073

Gross profit	1,879	1,770	1,932	1,854	1,409
Operating expenses:
Marketing and sales	466	431	391	370	332
General and administrative	288	215	221	185	131
Research and development	1,041	758	633	511	401
Amortization of intangibles	27	7	3	3	8
Acquired in-process technology	3	8	13	—	—
Restructuring charges	15	26	2	9	15
Asset impairment charges	—	—	—	—	66

Total operating expenses	1,840	1,445	1,263	1,078	953

Operating income	39	325	669	776	456
Interest and other income, net	99	64	56	21	5

Income before provision for income taxes and minority interest	138	389	725	797	461
Provision for income taxes	66	147	221	220	143

Income before minority interest	72	242	504	577	318
Minority interest	4	(6)	—	—	(1)

Net income	$76	$236	$504	$577	$317

Net income (loss) per share:

Common stock:
Net income:
Basic	$76	$236	$504	$577	$329
Diluted	$76	$236	$504	$577	$317
Net income per share:
Basic	$0.25	$0.78	$1.65	$1.95	$1.17
Diluted	$0.24	$0.75	$1.59	$1.87	$1.08
Number of shares used in computation:
Basic	308	304	305	295	282
Diluted	317	314	318	308	293

Class B common stock:
Net loss, net of retained interest in EA.com	N/A	N/A	N/A	N/A	$(12)
Net loss per share:
Basic	N/A	N/A	N/A	N/A	$(2.77)
Diluted	N/A	N/A	N/A	N/A	$(2.77)
Number of shares used in computation:
Basic	N/A	N/A	N/A	N/A	4
Diluted	N/A	N/A	N/A	N/A	4

ELECTRONIC ARTS INC. AND SUBSIDIARIES

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA (Continued)
(In millions)

	Year Ended March 31,
BALANCE SHEET DATA	2007(a)	2006	2005	2004	2003

Cash and cash equivalents	$1,371	$1,242	$1,270	$2,150	$950
Short-term investments	1,264	1,030	1,688	264	638
Marketable equity securities	341	160	140	1	1
Working capital	2,571	2,143	2,899	2,185	1,334
Total assets	5,146	4,386	4,370	3,464	2,429
Long-term liabilities	88	97	54	42	54
Total liabilities	1,114	966	861	786	640
Minority interest	—	12	11	—	4
Total stockholders’ equity	4,032	3,408	3,498	2,678	1,785

(a)	Beginning in fiscal 2007, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”. Accordingly, in fiscal 2007, we recognized stock-based compensation expense of $133 million, pre-tax, and $107 million, net of tax. See Note 12 of the Notes to Consolidated Financial Statements for a detailed functional line-item breakdown of our stock-based compensation expense.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following overview is a top-level discussion of our operating results as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the fiscal year ended March 31, 2007, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and the “Risk Factors” above, the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, or the Consolidated Financial Statements and related notes.

About Electronic Arts

We develop, market, publish and distribute interactive software games that are playable by consumers on video game consoles (such as the Sony PlayStation 2 and PLAYSTATION 3, Microsoft Xbox 360 and Nintendo Wii), personal computers, mobile platforms (including cellular handsets and handheld game players such as the PlayStation Portable (“PSP”) and the Nintendo DS) and online (over the Internet and other proprietary online networks). Some of our games are based on content that we license from others (e.g., Madden NFL Football, The Godfather and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims and Need for Speed). Our goal is to publish titles with mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Lord of the Rings and Harry Potter).

Overview of Financial Results

Total net revenue for the fiscal year ended March 31, 2007 was $3.091 billion, up 5 percent as compared to the fiscal year ended March 31, 2006. Total net revenue for the fiscal year ended March 31, 2007 was driven by sales of Madden NFL 07, Need for Speed Carbon, FIFA 07, The Sims 2 Pets, and NCAA® Football 07.  Four titles sold more than five million units in the fiscal year ended March 31, 2007 — Madden NFL 07, Need for Speed Carbon, FIFA 07, and The Sims 2 Pets.

Net income for the fiscal year ended March 31, 2007 was $76 million as compared to $236 million for the fiscal year ended March 31, 2006. Diluted net income per share for the fiscal year ended March 31, 2007 was $0.24 as compared to $0.75 for the fiscal year ended March 31, 2006. Although net revenue increased in fiscal 2007 as compared to fiscal 2006, net income decreased due to an increase in our operating expenses as a result of our adoption of SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share Based Payment”, an increase in our annual bonus expense and an increase in additional personnel-related costs due to an increase in headcount. These increases were further mitigated by a decrease in our income tax provision.

We generated $397 million of cash from operating activities during the year ended March 31, 2007, as compared to $596 million for fiscal 2006. The decrease in cash generated from operating activities was primarily due to the timing of the collection of our receivables as a result of collecting a greater amount of our receivables during fiscal 2006 as compared to fiscal 2007.

Stock-Based Compensation.  Beginning in fiscal 2007, we adopted SFAS No. 123(R) which requires us to recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. See Note 12 of the Notes to Consolidated Financial Statements. The following table summarizes our stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and our employee stock purchase plan included in our Consolidated Statements of Operations for the fiscal years ended March 31, 2007, 2006 and 2005 (in millions):

	Year Ended March 31,
	2007	2006	2005

Cost of goods sold	$2	$—	$—
Marketing and sales	17	—	—
General and administrative	37	1	—
Research and development	77	2	6

Stock-based compensation expense	133	3	6
Benefit from income taxes	(26)	(1)	(2)

Stock-based compensation expense, net of tax	$107	$2	$4

As of March 31, 2007, our total unrecognized compensation cost related to stock options was $153 million and is expected to be recognized over a weighted-average service period of 1.6 years. As of March 31, 2007, our total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $82 million and is expected to be recognized over a weighted-average service period of 2.3 years.

Management’s Overview of Historical and Prospective Business Trends

Transition to A New Generation of Consoles.  Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. Microsoft launched the Xbox 360 in November 2005, while Sony and Nintendo launched the PLAYSTATION 3 and the Wii, respectively, in November 2006. We have continued to develop and market new titles for prior-generation video game systems such as the PlayStation 2 while also making significant investments in products for the new systems. As the prior-generation systems reach the end of their life cycle and the installed base of the new systems continues to grow, our sales of video games for prior-generation systems will continue to decline as (1) we produce fewer titles for prior-generation systems, (2) consumers replace their prior-generation systems with the new systems, and/or (3) consumers reduce game software purchases for certain prior-generation consoles generally, for example, until they are able to purchase a new video game hardware system. This decline in prior-generation product sales could ultimately be greater than we anticipate, and sales of products for the new platforms may be lower than we anticipate. Moreover, we expect development costs for the new video game systems to be greater on a per-title basis than development costs for prior-generation video game systems.

We have incurred increased costs during this transition as we have continued to develop and market new titles for certain prior-generation video game platforms while also making significant investments in products for the new generation platforms. As we move through the life cycle of prior-generation consoles, we will continue to devote significant resources to the development of prior-generation titles while at the same time spending more for the new generation of platforms and technology. As a result of these factors, we expect research and development expenses to increase in fiscal 2008.

Investment in Online.  Today, we generate net revenue from a variety of online products and services, including casual games and downloadable content marketed under our Pogo brand, persistent state world games such as Ultima Online and Dark Age of Camelot, PC-based downloadable content and online-enabled packaged goods. As the nature of online game offerings expands and evolves, we anticipate long-term opportunities for growth in this area. For example, we expect that consumers will take advantage of the online connectivity of the new generation of consoles at a much higher rate than they have on prior-generation consoles, allowing more consumers to enhance their gameplay experience through multiplayer activity, community-building and downloading content. We plan to increase the amount of content available for download on the PC, consoles and cell phones, increase the number of games with dynamic in-game advertising and to increase the number of PC-based games that can be downloaded digitally. In addition, we plan to expand our casual game offerings internationally and to invest in growing genres such as mid-session games. To further enhance our online offerings, we acquired Mythic, a developer and publisher of massively multiplayer online role-playing games, in July 2006. We intend to make significant investments in online products, infrastructure and services and believe that online gameplay will become an increasingly important part of our business in the long term.

Significantly Increased Deferred Revenue for Online-Enabled Games.  The ubiquity of high-speed Internet access and the integration of network connectivity into new generation game consoles are expected to increase demand for games with online-enabled features. To address this demand, many of our software products are developed with the ability to be connected to and played via the Internet. In order for consumers to participate in online communities and play against one another via the Internet, we (or through outsourced arrangements with third parties) have servers which support the various online services we provide to consumers such as matchmaking, roster updates, tournaments and player rankings. In situations where we do not separately sell these online services, we consider the sale of the software product as a “bundle” sale or multiple element arrangement in which we sell both the software product and the online service for one combined price.

Through fiscal 2007, for accounting purposes, vendor specific objective evidence of fair value existed for the online service. Accordingly, we allocated the revenue collected from the sale of the software product between the online service and the software product and recognized the amounts allocated to each element separately. However, starting in fiscal 2008, for accounting purposes, the required vendor specific objective evidence of fair value will not exist for the online services. This will prevent us from allocating and recognizing revenue related to the software product and the online services separately. Accordingly, we will begin to recognize all of the revenue from the sale of our online-enabled software products related to the PC, PlayStation 2, PLAYSTATION 3 and the PSP platforms over the estimated online service period (currently expected to be recognized over six months after the month of sale). We anticipate that, in fiscal 2008, we will likely defer approximately $400 to $500 million in net revenue from the sale of these online-enabled software products into fiscal 2009. On a quarterly basis, this amount will vary significantly depending upon the timing of the release of the online-enabled software product and the sales volume of such products. In addition, we will expense the cost of goods sold related to these transactions when delivered. As of March 31, 2007, deferred net revenue related to packaged goods and digital content (i.e., content delivered to the consumer via the Internet including (1) digital downloads and (2) certain incremental content related to our core subscription services playable only online, which are types of “micro-transactions”) was $23 million.

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

We expect sales of games for cellular handsets to continue to be an increasingly important part of our business worldwide. To accelerate our position in this growing segment, in February 2006, we acquired JAMDAT Mobile Inc., a global publisher of wireless games and other wireless entertainment applications. As a result of this acquisition, our net revenue from games for cellular handsets increased significantly in fiscal 2007 as compared to prior years. Likewise, the acquisition, along with the additional investment required to grow this portion of our business globally, resulted in increased license royalties, development and operating expenses in fiscal 2007.

As mobile technology continues to evolve and the installed base of both handheld game systems and game-enabled cellular phones continues to expand, we anticipate that sales of our titles for mobile platforms — for both handhelds and cellular handsets — will become an increasingly important part of our business.

Acquisitions, Investments and Strategic Transactions.  We have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions, including (1) acquisitions of companies, businesses, intellectual properties, and other assets, and (2) investments in new interactive entertainment businesses, such as online and mobile games. In May 2007, we announced that we entered into a licensing agreement with and expect to make a strategic equity investment in The9 Limited, a leading online game operator in China, on or around May 29, 2007. The licensing agreement gives The9 exclusive publishing rights for EA SPORTS FIFA Online in mainland China. In April 2007, we expanded our commercial agreements with and made strategic equity investments in Neowiz Corporation and its online gaming subsidiary, Neowiz Games. Based in Korea, Neowiz is an online media and gaming company with which we partnered in 2006 to launch EA Sports FIFA Online in Korea. In October 2006, the remaining outstanding shares of Digital Illusions C.E. (“DICE”) were purchased, thereby completing the acquisition of the remaining minority interest of DICE. In July 2006, we acquired Mythic as part of our efforts to accelerate our growth in the massively multiplayer online role-playing market. In fiscal 2007, we also acquired SingShot Media, a San Francisco-based online karaoke community, as well as substantially all of the assets of Headgate Studios, a Utah-based developer with which we had partnered since 2000 to develop certain EA franchises, and Phenomic Game Development, a developer of Real Time Strategy games based in Germany. In fiscal 2006, we acquired JAMDAT as part of our efforts to accelerate our growth in mobile gaming.

International Expansion.  We expect international sales to remain a fundamental part of our business. As part of our international expansion strategy, we may seek to partner with established local companies through acquisitions, joint ventures, minority investments or other similar arrangements. We are planning to expand our development and business activities internationally. We believe that in order to succeed internationally, it is important to locally develop content that is specifically directed toward local cultures and consumers. As such, we expect to continue to devote resources to hiring local development talent and expanding our infrastructure.

Sales of “Hit” Titles.  Sales of “hit” titles, several of which were top sellers in a number of countries, contributed significantly to our net revenue in fiscal 2007. Our top-selling titles across all platforms worldwide during the year ended March 31, 2007 were Madden NFL 07, Need for Speed Carbon, FIFA 07, The Sims 2 Pets and NCAA Football 07. Hit titles are important to our financial performance because they benefit from overall economies of scale. We have developed, and it is our objective to continue to develop, many of our hit titles to become franchise titles that can be regularly iterated.

Increasing Licensing Costs.  We generate a significant portion of our net revenue and operating income from games based on licensed content, such as FIFA Soccer. We have recently entered into new licenses and renewed older licenses, some of which may contain higher royalty rates or guarantees than similar license agreements we have entered into in the past. We believe these licenses, and the product franchises they support, will continue to be important to our future operations, but the higher costs of these licenses will negatively impact our gross margins.

Foreign Currency Exchange Impact.  Net revenue from international sales accounted for approximately 46 percent of our total net revenue during both fiscal 2007 and 2006. Our international net revenue was primarily driven by sales in Europe and, to a much lesser extent, in Asia. Year-over-year, foreign exchange rates had a favorable impact on our net revenue of $53 million, or 2 percent, for the year ended March 31, 2007.

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

Revenue Recognition, Sales Returns, Allowances and Bad Debt Reserves

We principally derive revenue from sales of interactive software games designed for play on video game consoles (such as the PLAYSTATION 3, Xbox 360 and Wii), PCs and mobile platforms including handheld game players (such as the Sony PSP, Nintendo DS and Nintendo Game Boy Advance) and cellular handsets. We evaluate the recognition of revenue based on the criteria set forth in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four of the following criteria are met:

•	Evidence of an arrangement. Evidence of an agreement with the customer that reflects the terms and conditions to deliver products must be present in order to recognize revenue.

•	Delivery. Delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have been transferred to the customer. For online game services, delivery is considered to occur as the service is provided.

•	Fixed or determinable fee. If a portion of the arrangement fee is not fixed or determinable, we recognize revenue as the amount becomes fixed or determinable.

•	Collection is deemed probable. We conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements, we must make assumptions and judgments in order to: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific objective evidence of fair value (“VSOE”) exists for each undelivered element; and (4) allocate the total price among the various elements we must deliver. Changes to any of these assumptions or judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period. For example, some of our packaged goods products are sold with online services. Prior to, and through fiscal 2007, we had been able to determine VSOE for the online services to be delivered; therefore, we have been able to allocate the total price received from the combined product and online service sale between these two elements and recognize the related revenue separately. However, starting in fiscal 2008, VSOE will not exist for the online services to be delivered for certain platforms and all revenue from these transactions will be recognized over the estimated online service period. More specifically, we will begin to recognize the revenue from sales of certain online-enabled packaged goods on a straight-line basis over six months after the month of sale. Accordingly, this relatively small change (from having VSOE for online hosting services to no longer having VSOE) will have a significant effect on our reported results.

Determining whether a transaction constitutes an online game service transaction or a download of a product requires judgment and can be difficult. The accounting for these transactions is significantly different. Revenue from product downloads is recognized when the download occurs (assuming all other recognition criteria are met). Revenue from online game services is recognized as the services are rendered. If the service period is not defined, we recognize the revenue over the estimated service period. Determining the estimated service period is inherently subjective and is subject to regular revision based on historical online usage.

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

In certain countries, from time to time, we decide to provide price protection for both our PC and video game system products. When evaluating the adequacy of sales returns and price protection allowances, we analyze historical returns, current sell-through of distributor and retailer inventory of our products, current trends in retail and the video game segment, changes in customer demand and acceptance of our products, and other related factors. In addition, we monitor the volume of sales to our channel partners and their inventories, as substantial overstocking in the distribution channel could result in high returns or higher price protection costs in subsequent periods.

In the future, actual returns and price protections may materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of product returns and/or price protection for our products may continue to increase as the PlayStation 2 console moves through its lifecycle. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates changed, our returns and price protection reserves would change, which would impact the total net revenue we report. For example, if actual returns and/or price protection were significantly greater than the reserves we have established, our actual results would decrease our reported total net revenue. Conversely, if actual returns and/or price protection were significantly less than our reserves, this would increase our reported total net revenue.

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

Royalties and Licenses

Our royalty expenses consist of payments to (1) content licensors, (2) independent software developers, and (3) co-publishing and distribution affiliates. License royalties consist of payments made to celebrities, professional sports organizations, movie studios and other organizations for our use of their trademarks, copyrights, personal publicity rights, content and/or other intellectual property. Royalty payments to independent software developers are payments for the development of intellectual property related to our games. Co-publishing and distribution royalties are payments made to third parties for the delivery of product.

Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of goods sold generally at the greater of the contractual rate or an effective royalty rate based on expected net product sales. Significant judgment is required to estimate the effective royalty rate for a particular contract. Because the computation of effective royalty rates requires us to project future revenue, it is inherently subjective as our future revenue projections must anticipate a number of factors, including (1) the total number of titles subject to the contract, (2) the timing of the release of these titles, (3) the number of software units we expect to sell which can be impacted by a number of variables, including product quality and competition, and (4) future pricing. Determining the effective royalty rate for our titles is particularly challenging due to the inherent difficulty in predicting the popularity of entertainment products. Accordingly, if our future revenue projections change, our effective royalty rates would change, which could impact the royalty expense we recognize. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally made in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the release of the product. Accordingly, payments that are due prior to completion of a product are generally amortized to research and development over the development period as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold.

Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of March 31, 2007 and 2006, approximately $9 million of minimum guaranteed royalty obligations had been recognized in each period.

Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. We had no impairments during fiscal 2007. During fiscal 2006 and 2005, we recorded impairment charges of $16 million and $8 million, respectively.

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

Under current accounting standards, we make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate a potential impairment in the remaining value of the assets recorded on our Consolidated Balance Sheets. In order to determine if a potential impairment has occurred, management makes various assumptions about the future value of the asset by evaluating future business prospects and estimated cash flows. Our future net cash flows are primarily dependent on the sale of products for play on proprietary video game consoles, handheld game players, PCs, and cellular handsets (“platforms”). The sales of our products are affected by our ability to accurately predict which platforms and which products we develop will be successful. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Due to product sales shortfalls, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge being recorded in the future. We recognized an insignificant amount of impairment in fiscal 2007, 2006 and 2005.

SFAS No. 142, “Goodwill and Other Intangible Assets” requires at least an annual assessment for impairment of goodwill by applying a fair-value-based test. A two-step approach is required to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. Application of the goodwill impairment test requires judgment, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology which requires significant judgment to estimate the future cash flows, determine the appropriate discount rates, growth rates and other assumptions. The determination of fair value for each reporting unit could be materially affected by changes in these estimates and assumptions which could trigger impairment. In fiscal 2007, we completed the first step of the annual goodwill impairment testing as of January 1, 2007 and found no indicators of impairment of our recorded goodwill. We did not recognize an impairment loss on goodwill in fiscal 2007, 2006 or 2005. Future impairment tests may result in a charge to earnings and there is a potential for a write-down of goodwill in connection with the annual impairment test.

Stock-Based Compensation

On April 1, 2006, we adopted SFAS No. 123(R) and applied the provisions of SAB No. 107, “Share-Based Payment”, on our adoption of SFAS No. 123(R). SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. We elected to use the modified prospective transition method of adoption. SFAS No. 123(R) requires us to measure compensation cost for all outstanding unvested stock-based awards made to our employees and directors based on estimated fair values and recognize compensation over the service period for awards expected to vest. We recognized $133 million of stock-based compensation related to employee stock options, restricted stock units, restricted stock awards and our employee stock purchase plan (“ESPP”) during the fiscal year ended March 31, 2007. We recognized $3 million of stock-based compensation related to employee restricted stock units, stock options assumed in connection with our acquisition of JAMDAT and non-employee stock options during the fiscal year ended March 31, 2006. We recognized $6 million of stock-based compensation related to stock options assumed in connection with our acquisition of Criterion Software Group Ltd. and non-employee stock options and warrants during the fiscal year ended March 31, 2005.

For options and ESPP, we use the Black-Scholes option valuation model to determine the grant date fair value. The Black-Scholes option valuation model requires us to make certain assumptions about the future. The determination of fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the Black-Scholes valuation calculation:

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

As required by SFAS No. 123(R), employee stock-based compensation expense recognized in fiscal 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the Black-Scholes option valuation calculation and our forfeiture rate as well as future grants of equity could significantly impact compensation expense to be recognized in fiscal 2008 and future periods.

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

In addition, changes in our business, including acquisitions, changes in our international corporate structure, changes in the geographic location of business functions or assets, changes in the geographic mix and amount of income, as well as changes in our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate. As with fiscal 2007, we expect our effective tax rate to be unusually volatile and subject to significant fluctuation.

RESULTS OF OPERATIONS

Our fiscal year is reported on a 52 or 53-week period that, historically, ended on the final Saturday of March in each year. Beginning with the fiscal year ended March 31, 2006, our fiscal year ends on the Saturday nearest March 31. As a result, fiscal 2006 contained 53 weeks with the first quarter containing 14 weeks. Our results of operations for the fiscal years ended March 31, 2008, 2007, 2006 and 2005 contain the following number of weeks:

Fiscal Year Ended	Number of Weeks	Fiscal Period End Date

March 31, 2008	52 weeks	March 29, 2008
March 31, 2007	52 weeks	March 31, 2007
March 31, 2006	53 weeks	April 1, 2006
March 31, 2005	52 weeks	March 26, 2005

For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

Prior to fiscal 2007, we accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended. Also, as required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, we provided pro forma net income and net income per common share disclosures for stock-based awards as if the fair-value-based method defined in SFAS No. 123 had been applied. As a result, prior periods are not restated for the effect of SFAS No. 123(R). Pre-tax stock-based compensation expense for the fiscal years ended March 31, 2007, 2006 and 2005 was $133 million, $3 million and $6 million, respectively.

Comparison of Fiscal 2007 to Fiscal 2006

Net Revenue

We derive net revenue principally from sales of interactive software games designed for play on video game consoles (such as the PlayStation 2, PLAYSTATION 3, Xbox 360 and Wii), PCs and handheld game players (such as the Sony PSP, Nintendo DS and Nintendo Game Boy Advance) and cellular handsets. We also derive net revenue from selling services in connection with some of our online games, programming third-party web sites with our game content, allowing other companies to manufacture and sell our products in conjunction with other products, and selling advertisements on our online web pages and in our games.

From a geographical perspective, our total net revenue for fiscal years ended March 31, 2007 and 2006 was as follows (in millions):

	Year Ended March 31,				Increase /	%
	2007		2006		(Decrease)	Change

North America	$1,666	54%	$1,584	54%	$82	5%

Europe	1,261	41%	1,174	40%	87	7%
Asia	164	5%	193	6%	(29)	(15%)

International	1,425	46%	1,367	46%	58	4%

Total Net Revenue	$3,091	100%	$2,951	100%	$140	5%

North America

For fiscal 2007, net revenue in North America was $1,666 million, driven primarily by (1) our packaged goods business led by sales of Madden NFL 07, Need for Speed Carbon, and NCAA Football 07, and (2) to a lesser extent, growth in our cellular handset games business resulting from our February 2006 acquisition of JAMDAT. Overall, net revenue increased $82 million, or 5 percent, as compared to fiscal 2006.

The increase in net revenue for fiscal 2007, as compared to fiscal 2006 was driven primarily by (1) a $95 million increase in cellular handset net revenue, and (2) a $43 million increase in catalog(a) net revenue. These increases were partially offset by a $79 million decrease in frontline(b) net revenue.

(a)	We refer to “catalog net revenue” as net revenue derived from an EA Studio SKU (a version of a title designed for play on a particular platform) for consoles, PC, PSP, Nintendo DS, and Game Boy Advance subsequent to the fiscal period presented in which the SKU was initially launched.

(b)	We refer to “frontline net revenue” as net revenue derived from an EA Studio SKU for consoles, PC, PSP, Nintendo DS, and Game Boy Advance during the same fiscal period presented as the SKU was launched.

Europe

For fiscal 2007, net revenue in Europe was $1,261 million, driven primarily by sales of FIFA 07 and Need for Speed Carbon. Overall, net revenue increased $87 million, or 7 percent, as compared to fiscal 2006. We estimate that foreign exchange rates (primarily the Euro and the British pound sterling) increased reported European net revenue by approximately $57 million, or 5 percent, for fiscal 2007 as compared to fiscal 2006. Excluding the effect of foreign exchange rates, we estimate that European net revenue increased by approximately $30 million, or 2 percent, for fiscal 2007.

The increase in net revenue for fiscal 2007, as compared to fiscal 2006 was driven primarily by (1) a $64 million increase in catalog net revenue, and (2) a $25 million increase in cellular handset net revenue. These increases were partially offset by a $7 million decrease in frontline net revenue.

Asia

For fiscal 2007, net revenue in Asia was $164 million, driven primarily by sales of Need for Speed Carbon.  Overall, net revenue decreased by $29 million, or 15 percent, as compared to fiscal 2006. The decrease in net revenue for fiscal 2007 was driven primarily by (1) a $21 million decrease in co-publishing and distribution net revenue, and (2) a $20 million decrease in frontline net revenue. These decreases were partially offset by a $13 million increase in catalog net revenue. We estimate that changes in foreign exchange rates decreased reported net revenue in Asia by approximately $4 million, or 2 percent, for fiscal 2007. Excluding the effect of foreign exchange rates, we estimate that Asia net revenue decreased by approximately $25 million, or 13 percent, for fiscal 2007 as compared to fiscal 2006.

Our total net revenue by platform for fiscal years 2007 and 2006 was as follows (in millions):

	Year Ended March 31,				Increase/	%
	2007		2006		(Decrease)	Change

Consoles
PlayStation 2	$886	29%	$1,127	38%	$(241)	(21%)
Xbox 360	480	15%	140	5%	340	243%
Xbox	157	5%	400	13%	(243)	(61%)
PLAYSTATION 3	94	3%	—	—	94	N/M
Wii	65	2%	—	—	65	N/M
Nintendo GameCube	60	2%	135	5%	(75)	(56%)
Other Consoles	—	—	1	—	(1)	(100%)

Total Consoles	1,742	56%	1,803	61%	(61)	(3%)
PC	498	16%	418	14%	80	19%
Mobility
PSP	258	8%	252	9%	6	2%
Cellular Handsets	140	6%	19	1%	121	637%
Nintendo DS	104	3%	67	2%	37	55%
Game Boy Advance	38	1%	55	2%	(17)	(31%)

Total Mobility	540	18%	393	14%	147	37%
Co-publishing and Distribution	175	6%	213	7%	(38)	(18%)
Internet Services, Licensing and Other Subscription Services	79	2%	61	2%	18	30%
Licensing, Advertising and Other	57	2%	63	2%	(6)	(10%)

Total Internet Services, Licensing and Other	136	4%	124	4%	12	10%

Total Net Revenue	$3,091	100%	$2,951	100%	$140	5%

PlayStation 2

For fiscal 2007, net revenue from sales of titles for the PlayStation 2 was $886 million, driven primarily by sales of Madden NFL 07, Need for Speed Carbon, and FIFA 07. Overall, PlayStation 2 net revenue decreased $241 million, or 21 percent, compared to fiscal 2006. Although we are unable to specifically quantify the impact, we believe the decrease was primarily due to the transition to new generation consoles.

We expect PlayStation 2-related net revenue to continue to decline in fiscal 2008 as consumers increasingly migrate to new platforms, we publish fewer titles (as compared to fiscal 2007) and we defer a greater percentage of our net revenue due to the change in our online-enabled packaged goods business model.

Xbox 360

The Xbox 360 was launched in North America, Europe and Japan during the three months ended December 31, 2005 and in the rest of Asia during the three months ended March 31, 2006. For fiscal 2007, net revenue from sales of titles for the Xbox 360 was $480 million driven primarily by sales of Madden NFL 07, Need for Speed Carbon, and FIFA 07.

We expect net revenue from sales of titles for the Xbox 360 to increase as the installed base grows and we release more titles.

Xbox

For fiscal 2007, net revenue from sales of titles for the Xbox was $157 million, driven primarily by sales of Madden NFL 07, Need for Speed Carbon, and NCAA Football 07. Overall, Xbox net revenue decreased $243 million, or 61 percent, as compared to fiscal 2006. Although we are unable to specifically quantify the impact, we believe the decrease was primarily due to the transition to new generation consoles.

We expect Xbox-related net revenue to continue to decline as consumers increasingly migrate to new platforms and we publish significantly fewer titles (as compared to fiscal 2007).

PLAYSTATION 3

The PLAYSTATION 3 launched in North America and Japan during the three months ended December 31, 2006 and Europe and the rest of Asia during the three months ended March 31, 2007. Net revenue from sales of titles for the PLAYSTATION 3 was $94 million for fiscal 2007, driven by sales of Need for Speed Carbon, Madden NFL 07, and EA SPORTStm Fight Night Round 3.

We expect net revenue from sales of titles for the PLAYSTATION 3 to increase as the installed base grows and we release more titles. The increase will be partially offset by our deferral of net revenue resulting from certain online-enabled PLAYSTATION 3 games.

Wii

The Wii launched in North America, Europe and parts of Asia during the three months ended December 31, 2006. Net revenue from sales of titles for the Wii was $65 million for fiscal 2007, driven by sales of Need for Speed Carbon, Madden NFL 07, and Tiger Woods PGA® TOUR 07.

We expect net revenue from sales of titles for the Wii to increase as the installed base grows and we release more titles.

Nintendo GameCube

For fiscal 2007, net revenue from sales of titles for the Nintendo GameCube was $60 million, driven primarily by sales of Madden NFL 07, Need for Speed Carbon, and FIFA 07. Overall, Nintendo GameCube net revenue decreased $75 million, or 56 percent, as compared to fiscal 2006. Although we are unable to specifically quantify the impact, we believe the decrease was primarily due to the transition to new generation consoles.

We expect Nintendo GameCube-related net revenue to continue to decline as consumers increasingly migrate to new platforms. We will no longer release titles for the Nintendo GameCube, which will also contribute to our expected net revenue decline from this platform.

PC

For fiscal 2007, net revenue from sales of titles for the PC was $498 million driven primarily by sales of titles from The Sims, Battlefield, and Command and Conquer franchises. Overall, PC net revenue increased $80 million, or 19 percent, as compared to fiscal 2006. The increase was due to a $62 million increase in frontline net revenue and an $18 million increase in catalog net revenue.

Mobile Platforms

Net revenue from mobile products, which consist of packaged goods games for handheld systems and downloadable games for cellular handsets, increased from $393 million in fiscal 2006 to $540 million in fiscal 2007. The increase was primarily due to a $121 million year-over-year growth in our cellular handset games business resulting from our acquisition of JAMDAT and an increase of $37 million in net revenue from sales of titles for the Nintendo DS.

We expect sales of games for cellular handsets to continue to be an increasingly important part of our business worldwide.

Co-Publishing and Distribution

Net revenue from co-publishing and distribution products, which consists of packaged goods games we co-develop and co-publish with as well as distribute on behalf of other companies and revenue generated from our Switzerland distribution business, decreased from $213 million in fiscal 2006 to $175 million in fiscal 2007. The decrease was primarily due to a decline in sales from two titles which were released in fiscal 2006 but had no corresponding releases in fiscal 2007: (1) Half-Life 2, sales of which decreased by $19 million and (2) Black & White 2tm, sales of which decreased by $15 million.

We expect sales of titles for co-publishing products to increase in fiscal 2008.

Cost of Goods Sold

Cost of goods sold for our packaged-goods business consists of (1) product costs, (2) certain royalty expenses for celebrities, professional sports and other organizations and independent software developers, (3) manufacturing royalties, net of volume discounts and other vendor reimbursements, (4) expenses for defective products, (5) write-offs of post-launch prepaid royalty costs, (6) amortization of certain intangible assets, and (7) operational expenses. We generally recognize volume discounts when they are earned from the manufacturer (typically in connection with the achievement of unit-based milestones), whereas other vendor reimbursements are generally recognized as the related revenue is recognized. Cost of goods sold for our online products consists primarily of data center and bandwidth costs associated with hosting our web sites, credit card fees and royalties for use of third-party properties. Cost of goods sold for our web site advertising business primarily consists of ad-serving costs.

Cost of goods sold for fiscal years 2007 and 2006 were as follows (in millions):

					Change as a
March 31,	% of Net	March 31,	% of Net		% of Net
2007	Revenue	2006	Revenue	% Change	Revenue

$1,212	39.2%	$1,181	40.0%	2.6%	(0.8%)

In fiscal 2007, cost of goods sold decreased by 0.8 percentage points as a percentage of total net revenue as compared to fiscal 2006. This decrease was primarily due to lower average product costs as a percentage of total net revenue primarily driven by (1) fewer returns and lower pricing actions taken, or expected to be taken, in fiscal 2007 as compared to fiscal 2006 and (2) improved inventory management. As a result, we estimate average product costs as a percentage of total net revenue decreased by approximately 2 percent in fiscal 2007 as compared to fiscal 2006.

As a percentage of total net revenue, the decrease in average product costs was partially offset by an estimated 1 percent increase in license royalties during fiscal 2007 as compared to fiscal 2006 primarily due to (1) license agreements associated with our EA SPORTS titles and (2) from our acquisition of JAMDAT. This was partially offset by lower license royalties from movie-based titles in fiscal 2007.

Although there can be no assurance, and our actual results could differ materially, in the short-term we expect our gross margin to decline as a result of (1) increased deferred net revenue related to certain online-enabled packaged goods (we will expense the cost of goods sold related to these transactions when delivered), (2) a higher mix of co-publishing and distribution net revenue that has a lower gross margin, and (3) higher license royalty rates.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs and advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for fiscal years 2007 and 2006 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2007	Revenue	2006	Revenue	$ Change	% Change

$466	15%	$431	15%	$35	8%

Marketing and sales expenses increased by $35 million, or 8 percent, in fiscal 2007 as compared to fiscal 2006. The increase was primarily due to (1) an increase of $17 million in stock-based compensation expense recognized as a result of our adoption of SFAS No. 123(R), (2) an increase of $10 million in our annual bonus expense, and (3) $10 million in additional personnel-related costs primarily resulting from an increase in headcount. These increases were partially offset by a decrease of $9 million in our marketing, advertising, promotional and related services as a result of higher advertising in the prior year to support our product releases, primarily from our Harry Potter and BLACK franchises.

Marketing and sales expenses included vendor reimbursements for advertising expenses of $28 million and $41 million in fiscal 2007 and 2006, respectively.

We expect marketing and sales expenses to increase in absolute dollars in fiscal 2008 primarily to support our titles.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, and allowances for doubtful accounts.

General and administrative expenses for fiscal years 2007 and 2006 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2007	Revenue	2006	Revenue	$ Change	% Change

$288	9%	$215	7%	$73	34%

General and administrative expenses increased by $73 million, or 34 percent, in fiscal 2007 as compared to fiscal 2006 primarily due to (1) an increase of $36 million in stock-based compensation expense recognized as a result of our adoption of SFAS No. 123(R), (2) a $14 million increase in our annual bonus expense, (3) an $11 million increase in additional personnel-related costs to help support our administrative functions worldwide, and (4) an increase of $11 million in professional and contracted services in support of our technology infrastructure.

We expect general and administrative expenses to increase in absolute dollars in fiscal 2008 primarily due to an increase in personnel-related costs.

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

Research and development expenses for fiscal years 2007 and 2006 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2007	Revenue	2006	Revenue	$ Change	% Change

$1,041	34%	$758	26%	$283	37%

Research and development expenses increased by $283 million, or 37 percent, in fiscal 2007 as compared to fiscal 2006. The increase was primarily due to (1) an increase of $75 million in stock-based compensation expense recognized as a result of our adoption of SFAS No. 123(R), (2) a $59 million increase in our annual bonus expense, (3) $54 million in additional personnel-related costs, primarily due to a 14 percent increase in headcount related in part to our acquisitions of JAMDAT and Mythic, and partially to support development of games for the new generation of consoles, (4) an increase of $50 million in external development expenses primarily due to a greater number of projects in development as compared to the prior year as well as expenses in our cellular handset business resulting from our acquisition of JAMDAT, and (5) an increase of $45 million in facilities-related expenses in support of our research and development functions worldwide.

We expect research and development expenses to increase in absolute dollars in fiscal 2008 primarily to support our development of titles for the new generation of consoles.

Amortization of Intangibles

Amortization of intangibles for fiscal years 2007 and 2006 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2007	Revenue	2006	Revenue	$ Change	% Change

$27	1%	$7	—	$20	286%

For fiscal 2007, amortization of intangibles resulted from our acquisitions of JAMDAT, Mythic and others. For fiscal 2006, amortization of intangibles resulted from our acquisitions of JAMDAT, Criterion and others. Amortization of intangibles increased by $20 million, or 286 percent, in fiscal 2007 as compared to fiscal 2006 primarily due to the amortization of intangibles related to our acquisitions of JAMDAT and Mythic. See Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

We expect amortization of intangible expenses to increase slightly in fiscal 2008 primarily due to the amortization of intangibles related to our acquisition of Mythic, which will be included in our results for a full year in fiscal 2008.

Acquired In-process Technology

Acquired in-process technology charges for fiscal years 2007 and 2006 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2007	Revenue	2006	Revenue	$ Change	% Change

$3	—	$8	—	$(5)	(63%)

The acquired in-process technology charge we incurred in fiscal 2007 resulted from our acquisitions of Mythic and the remaining minority interest in DICE. The acquired in-process technology charge we incurred in fiscal 2006 resulted primarily from our acquisition of JAMDAT. Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have an alternative future use. Accordingly, upon consummation of these acquisitions, we incurred a charge for the acquired in-process technology, as reflected in our Consolidated Statement of Operations. See Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Restructuring Charges

Restructuring charges for fiscal years 2007 and 2006 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2007	Revenue	2006	Revenue	$ Change	% Change

$15	—	$26	1%	$(11)	(42%)

During the fourth quarter of fiscal 2006, we recorded a total pre-tax restructuring charge of $10 million, consisting entirely of one-time benefits related to headcount reductions, which is included in restructuring charges in our Consolidated Statement of Operations. These headcount reductions related to our decision in the fourth quarter of fiscal 2006 to realign our resources with our product plan for fiscal 2007 and strategic opportunities for the new generation of consoles, online and mobile platforms.

During fiscal 2006, restructuring charges related to the establishment of our international publishing headquarters in Geneva, Switzerland were approximately $14 million, of which $8 million was for the closure of certain United Kingdom facilities. During fiscal 2007, restructuring charges related to the establishment of our international publishing headquarters in Geneva, Switzerland were approximately $15 million, of which $10 million was for employee-related expenses.

In connection with our fiscal 2006 international publishing reorganization, in fiscal 2008, we expect to incur between $5 million and $10 million of restructuring costs. Overall, including charges incurred through March 31, 2007, we expect to incur between $50 million and $55 million of restructuring costs in connection with our fiscal 2006 international publishing reorganization, substantially all of which will result in cash expenditures by 2017. These restructuring costs will consist primarily of employee-related relocation assistance (approximately $30 million), facility exit costs (approximately $15 million), as well as other reorganization costs (approximately $7 million).

Interest and Other Income, Net

Interest and other income, net, for fiscal years 2007 and 2006 was as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2007	Revenue	2006	Revenue	$ Change	% Change

$99	3%	$64	2%	$35	55%

For fiscal 2007, interest and other income, net, increased by $35 million, or 55 percent, as compared to fiscal 2006 primarily due to an increase of $30 million in interest income as a result of higher yields on our cash, cash equivalent and short-term investment balances and a $7 million decrease in realized net losses recognized on investments.

Income Taxes

Income taxes for fiscal years 2007 and 2006 were as follows (in millions):

March 31,	Effective	March 31,	Effective
2007	Tax Rate	2006	Tax Rate	% Change

$66	48.2%	$147	37.6%	(55%)

Our effective income tax rates were 48.2 percent and 37.6 percent for fiscal 2007 and fiscal 2006, respectively. For fiscal 2007, our effective income tax rate was higher than the U.S. statutory rate of 35.0 percent due to a number of factors, including certain non-deductible stock based compensation expenses related to SFAS No. 123(R) and additional charges resulting from certain non-deductible acquisition-related costs during the fourth quarter of fiscal 2007. For fiscal 2006, our effective income tax rate is higher than the U.S. statutory rate of 35.0 percent for fiscal 2006 due to a number of factors, including the repatriation of foreign earnings in connection with the American Jobs Creation Act of 2004 (the “Jobs Act”), as discussed below, and additional charges resulting from certain non-deductible acquisition-related costs during the second and fourth quarters of fiscal 2006, which were partially offset by other items.

Our effective income tax rates for fiscal 2008 and future periods will depend on a variety of factors. For example, changes in our business such as acquisitions and intercompany transactions (for example, the acquisition of and intercompany transactions related to Mythic and DICE), changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, as well as changes in, or termination of, our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters. Also, variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate for future fiscal years. We incur certain tax expenses that do not decline proportionately with declines in our consolidated income or increase in consolidated loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income than higher levels. In addition, at lower levels of pre-tax income, our effective tax rate will be more volatile.

We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. taxes have been provided thereon. With the exception of taking advantage of the one-time opportunity afforded to us by the Jobs Act, we currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries.

In July 2006, FASB issued FIN No. 48 which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN No. 48, the evaluation of a tax position is a two-step process. The first step is a recognition process where we are required to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN No. 48 also requires new tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt it in our first quarter of fiscal year 2008. Any changes to our income taxes due to the adoption of FIN No. 48 are treated as the cumulative effect of a change in accounting principle. We are evaluating what impact the adoption of FIN No. 48 will have on our Consolidated Financial Statements. This impact could be material and our future effective tax rates could be more volatile.

Net Income

Net income for fiscal years 2007 and 2006 was as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2007	Revenue	2006	Revenue	$ Change	% Change

$76	2%	$236	8%	$(160)	(68%)

Net income decreased by $160 million, or 68 percent, in fiscal 2007 as compared to fiscal 2006. The decrease was due to a $395 million increase in our operating expenses primarily due to (1) an increase of $128 million in stock-based compensation expense recognized as a result of our adoption of SFAS No. 123(R), (2) an $83 million increase in our annual bonus expense, and (3) a $75 million increase in additional personnel-related costs due to an increase in headcount (related in part to our acquisitions and growth in our EA Mobile business). These increases in operating expenses were mitigated by (1) a $140 million increase in net revenue and (2) an $81 million decrease in our income tax provision.

We expect net earnings to decrease in fiscal 2008 primarily as a result of (1) the fact that during fiscal 2008, we expect to recognize the cost of goods sold and direct marketing and selling costs related to certain online-enabled packaged goods for which a portion of the corresponding net revenue will be deferred and not recognized until fiscal 2009, and (2) an increase in our research and development expense.

Comparison of Fiscal 2006 to Fiscal 2005

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

North America

For fiscal 2006, net revenue in North America was $1,584 million, driven primarily by sales of (1) Madden NFL 06, Need for Speed Most Wanted, NBA LIVE 06, NCAA® Football 06 and The Sims 2, (2) titles for the PSP, which was launched in North America in March 2005, and (3) titles for the Xbox 360, which launched in November 2005. Overall, net revenue decreased $81 million, or 5 percent, as compared to fiscal 2005. Our net revenue was adversely impacted by the transition to next-generation consoles in fiscal 2006 as overall net revenue from sales of our titles for the PlayStation 2, Xbox and Nintendo GameCube decreased. While sales of titles for the PSP and the Xbox 360 helped to mitigate the impact of the transition in fiscal 2006, they were not enough to offset the overall decrease in net revenue in North America.

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

Xbox 360

The Xbox 360 was launched in North America, Europe and Japan during the three months ended December 31, 2005, and in the rest of Asia during the three months ended March 31, 2006. As of March 31 2006, the installed base of the Xbox 360 continued to be small compared to the installed base of the Xbox. Net revenue from sales of titles for the Xbox 360 was $140 million for fiscal 2006, driven by sales of Need for Speed Most Wanted, Madden NFL 06 and EA SPORTS Fight Night Round 3. We released seven titles for the Xbox 360 in fiscal 2006.

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

PC

For fiscal 2006, net revenue from sales of titles for the PC was $418 million, driven primarily by sales of titles from The Sims franchise and Battlefield 2. We released 22 titles for the PC during fiscal 2006, as compared to 21 titles in fiscal 2005. Overall, PC net revenue decreased $113 million, or 21 percent, as compared to fiscal 2005. The decrease was primarily due to (1) significantly higher fiscal 2005 sales of The Sims 2, (2) lower sales from our Medal of Honortm franchise as there were no corresponding titles released during fiscal 2006, and (3) lower sales from our Lord of the Rings franchise. The overall decrease in net revenue was mitigated by sales of products from our Battlefield franchise in fiscal 2006. On January 27, 2005, we began consolidating the financial results of DICE into our financial statements, and, therefore, have characterized Battlefield 2 PC-based revenue as part of our PC product line. Prior to consolidating DICE’s financial results, we classified revenue from the Battlefield franchise as co-publishing and distribution revenue.

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

Co-Publishing and Distribution

Net revenue from co-publishing and distribution products decreased from $283 million in fiscal 2005 to $213 million in fiscal 2006. The decrease was primarily due to (1) the change in our classification of sales of products from our Battlefield franchise, which, as discussed above, we no longer classify as co-publishing and distribution revenue, and (2) overall higher fiscal 2005 sales of various co-publishing and distribution titles. The overall decrease in net revenue was mitigated by sales of Half-Life 2 in fiscal 2006.

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

Marketing and Sales

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

General and Administrative

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

Research and Development

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

For fiscal 2006, amortization of intangibles resulted from our acquisitions of JAMDAT, Criterion and others. For fiscal 2005, amortization of intangibles resulted from our acquisition of Criterion and others. See Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Acquired In-process Technology

Acquired in-process technology charges for fiscal years 2006 and 2005 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2006	Revenue	2005	Revenue	$ Change	% Change

$8	—	$13	1%	$(5)	(38%)

The acquired in-process technology charge we incurred in fiscal 2006 was primarily the result of our acquisition of JAMDAT. The acquired in-process technology charge we incurred in fiscal 2005 was the result of our acquisitions of Criterion and a majority stake of the outstanding shares of DICE. Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have an alternative future use. Accordingly, upon consummation of these acquisitions, we incurred a charge for the acquired in-process technology, as reflected in our Consolidated Statement of Operations. See Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Restructuring Charges

Restructuring charges for fiscal years 2006 and 2005 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2006	Revenue	2005	Revenue	$ Change	% Change

$26	1%	$2	—	$24	1,200%

In November 2005, we announced plans to establish an international publishing headquarters in Geneva, Switzerland. Through our quarter ended September 30, 2006, we relocated certain employees to our new facility in Geneva, closed certain facilities in the United Kingdom, and made other related changes in our international publishing business.

During fiscal 2006, restructuring charges were approximately $14 million, of which $8 million was for the closure of certain United Kingdom facilities, $3 million for employee-related expenses, and $3 million in other costs relating to our international publishing reorganization.

During the fourth quarter of fiscal 2006, we aligned our resources with our product plan for fiscal 2007 and strategic opportunities relating to next-generation consoles, online and mobile platforms. As part of this alignment we recorded a total pre-tax restructuring charge of $10 million, consisting entirely of one-time benefits related to headcount reductions, which is included in restructuring charges in our Consolidated Statement of Operations.

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

Our effective income tax rates were 37.6 percent and 30.5 percent for fiscal 2006 and fiscal 2005, respectively. For fiscal 2006, our effective income tax rate was higher than the U.S. statutory rate of 35.0 percent for fiscal 2006 due to a number of factors, including the repatriation of foreign earnings in connection with the American Jobs Creation Act of 2004, and additional charges resulting from certain non-deductible acquisition-related costs during the second and fourth quarters of fiscal 2006, which were partially offset by other items.

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

Impact of Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies that interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement No. 125” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. In December 2006, the FASB cleared guidance in Derivatives Implementation Group Statement 133 Implementation Issue No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets”. FASB concluded that a securitized interest in prepayable financial assets is not subject to the conditions in paragraph 13(b) of SFAS No. 133 if it meets the two criteria outlined in the Statement 133 Implementation Issue No. B40. SFAS No. 155 is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The guidance in the Statement 133 Implementation Issue No. B40 is applicable upon adoption of SFAS No. 155, although the FASB provides certain exceptions as described in the Statement 133 Implementation Issue No. B40. We do not expect the adoption of SFAS No. 155 or Statement 133 Implementation Issue No. B40 to have a material impact on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN No. 48, the evaluation of a tax position is a two-step process. The first step is a recognition process where we are required to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN No. 48 also requires new tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt it in our first quarter of fiscal year 2008. Any changes to our income taxes due to the adoption of FIN No. 48 are treated as the cumulative effect of a change in accounting principle. We are evaluating what impact the adoption of FIN No. 48 will have on our Consolidated Financial Statements. This impact could be material and our future effective tax rates could be more volatile.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement should not be applied retrospectively to fiscal years beginning prior to the effective date, except as permitted with early adoption. We are evaluating if we will adopt SFAS No. 159 and what impact the adoption will have on our Consolidated Financial Statements if we adopt. If we adopt SFAS No. 159, it may have a material impact on our Consolidated Financial Statements.

In March 2007, the Emerging Issues Task Force (“EITF”) issued a tentative conclusion on EITF 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development” and the FASB ratified the tentative conclusion. The FASB exposed the EITF tentative conclusion for public comment. The comment period was expected to end in May 2007. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this tentative conclusion, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. If a final consensus is reached on this tentative conclusion, EITF 07-03 would be effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 07-03 to have a material impact on our Consolidated Financial Statements if ratified by the FASB as currently proposed.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
	March 31,	March 31,
(In millions)	2007	2006	Increase

Cash and cash equivalents	$1,371	$1,242	$129
Short-term investments	1,264	1,030	234
Marketable equity securities	341	160	181

Total	$2,976	$2,432	$544

Percentage of total assets	58%	55%

	Year Ended
	March 31,	March 31,	Increase /
(In millions)	2007	2006	(Decrease)

Cash provided by operating activities	$397	$596	$(199)
Cash used in investing activities	(487)	(108)	(379)
Cash provided by (used in) financing activities	190	(503)	693
Effect of foreign exchange on cash and cash equivalents	29	(13)	42

Net increase (decrease) in cash and cash equivalents	$129	$(28)	$157

Changes in Cash Flow

During fiscal 2007, we generated $397 million of cash from operating activities as compared to $596 million for fiscal 2006. The decrease in cash generated from operating activities was primarily due to the timing of the collection of our receivables as a result of collecting a greater amount of our receivables during fiscal 2006 as compared to fiscal 2007. We expect cash from operating activities to increase in fiscal 2008.

For fiscal 2007, we generated $1,315 million of cash proceeds from maturities and sales of short-term investments and $168 million in proceeds from sales of common stock through our stock-based compensation plans. Our primary use of cash in non-operating activities consisted of (1) $1,522 million used to purchase short-term investments, (2) $178 million in capital expenditures primarily related to investments in our worldwide development tools, technologies and equipment and expansions of our Vancouver and United Kingdom studios, as well as (3) $103 million primarily for the acquisitions of Mythic and the remaining minority interest in DICE. During fiscal 2008, we anticipate making continued capital investments in our studios, investments in the new generation of consoles, online infrastructure and mobile platforms. In addition, we have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions.

In April 2007, we expanded our commercial agreements with and made strategic equity investments in Neowiz Corporation and its online gaming subsidiary, Neowiz Games. We purchased stock representing in aggregate approximately 19 percent of each of Neowiz and Neowiz Games for approximately $108 million. Based in Korea, Neowiz is an online media and gaming company with which we partnered in 2006 to launch EA Sports FIFA Online in Korea.

Short-term investments and marketable equity securities

Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of March 31, 2007, our short-term investments had gross unrealized gains of $2 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of approximately $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

Marketable equity securities increased to $341 million as of March 31, 2007, from $160 million as of March 31, 2006, due to an increase in the fair value of our investment in Ubisoft Entertainment.

Receivables, net

Our gross accounts receivable balances were $470 million and $431 million as of March 31, 2007 and 2006, respectively. The increase in our accounts receivable balance was primarily due to a higher percentage of net revenue recognized in the last month of our fourth quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006. Reserves for sales returns, pricing allowances and doubtful accounts decreased in absolute dollars from $232 million as of March 31, 2006 to $214 million as of March 31, 2007. As a percentage of trailing nine month net revenue, reserves decreased from 9 percent as of March 31, 2006, to 8 percent as of March 31, 2007. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.

Inventories

Inventories increased slightly to $62 million as of March 31, 2007 from $61 million as of March 31, 2006. Other than Need for Speed Carbon, no single title represented more than $3 million of inventory as of March 31, 2007.

Other current assets

Other current assets decreased to $219 million as of March 31, 2007, from $234 million as of March 31, 2006, primarily due to the timing of the collection of advertising credits owed to us by our vendors that were earned in fiscal 2007, partially offset by an increase in value added taxes receivable.

Accounts payable

Accounts payable increased to $180 million as of March 31, 2007, from $163 million as of March 31, 2006, primarily due to higher inventory purchases to support our business in the fourth quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006.

Accrued and other current liabilities

Our accrued and other liabilities increased to $823 million as of March 31, 2007 from $697 million as of March 31, 2006. The increase was primarily due to an increase of (1) $84 million in accrued compensation and benefits and (2) $50 million in income taxes payable.

Deferred income taxes, net

Our long-term position of deferred income taxes changed by $46 million, from a liability position as of March 31, 2006 to a net asset position as of March 31, 2007 primarily due to the addition of assets related to our adoption of SFAS No. 123(R) and the reduction of liabilities due to the amortization of purchased intangibles.

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

The loan financing arrangements supporting our Redwood City headquarters leases with Keybank National Association, described in the “Off-Balance Sheet Commitments” section below, are scheduled to expire in July 2008. Upon expiration of the financing, we may request, on behalf of the lessor and subject to lender approval, an additional one-year extension of the loan financing between the lessor and the lenders. In the event the lessor’s loan financing with the lenders is not extended, we may loan to the lessor approximately 90 percent of the financing, and require the lessor to extend the remainder through July 2009, otherwise the leases will terminate. Upon expiration of the leases, we may purchase the facilities for $247 million, or arrange for a sale of the facilities to a third party. In the event of a sale to a third party, if the sale price is less than $247 million, we will be obligated to reimburse the difference between the actual sale price and $247 million, up to maximum of $222 million, subject to certain provisions of the leases.

As of March 31, 2007, approximately $1,108 million of our cash, cash equivalents, short-term investments and marketable equity securities that was generated from operations was domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided. During the fourth quarter of fiscal 2006, we repatriated $375 million of foreign earnings in fiscal 2006 under the Jobs Act. We completed the repatriation in fiscal 2006 which resulted in a tax expense of $17 million.

We have a “shelf” registration statement on Form S-3 on file with the SEC. This shelf registration statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings up to a total amount of $2 billion. Unless otherwise specified in a prospectus supplement accompanying the base prospectus, we would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes, including for working capital, financing capital expenditures, research and development, marketing and distribution efforts and, if opportunities arise, for acquisitions or strategic alliances. Pending such uses, we may invest the net proceeds in interest-bearing securities. In addition, we may conduct concurrent or other financings at any time.

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties including, but not limited to, those related to customer demand and acceptance of our products on new platforms and new versions of our products on existing platforms, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, the impact of competition, economic conditions in the United States and abroad, the seasonal and cyclical nature of our business and operating results, risks of product returns and the other risks described in the “Risk Factors” section, included in Part I, Item 1A of this report.

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

In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, UEFA and FAPL (Football Association Premier League Limited) (professional soccer); NASCAR (stock car racing); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter, Batman and Superman); New Line Productions and Saul Zaentz Company (The Lord of the Rings); Red Bear Inc. (John Madden); National Football League Properties and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football, basketball and baseball); Simcoh (Def Jam); Viacom Consumer Products (The Godfather); ESPN (content in EA SPORTStm games); Twentieth Century Fox Licensing and Merchandising (The Simpsons); and Marvel Entertainment, Inc. (Marvel character fighting games). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty.

The following table summarizes our minimum contractual obligations and commercial commitments as of March 31, 2007, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

				Commercial
	Contractual Obligations			Commitments
		Developer/		Letter of Credit,
		Licensor		Bank and Other
Fiscal Year Ending March 31,	Leases(1)	Commitments(2)	Marketing	Guarantees	Total

2008	$56	$200	$58	$7	$321
2009	54	202	31	—	287
2010	39	166	31	—	236
2011	27	263	31	—	321
2012	23	27	17	—	67
Thereafter	46	697	169	—	912

Total	$245	$1,555	$337	$7	$2,144

(1)	See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information.

(2)	Developer/licensor commitments include $9 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Consolidated Balance Sheets as of March 31, 2007 because payment is not contingent upon performance by the developer or licensor.

The amounts represented in the table above reflect our minimal cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Consolidated Financial Statements.

Lease commitments include contractual rental commitments of $15 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported on our Consolidated Balance Sheets as of March 31, 2007. See Note 6 of the Notes to Consolidated Financial Statements.

Related Person Transaction

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

OFF-BALANCE SHEET COMMITMENTS

In February 1995, we entered into a build-to-suit lease (“Phase One Lease”) with a third-party lessor for our headquarters facilities in Redwood City, California (“Phase One Facilities”). The Phase One Facilities comprise a total of approximately 350,000 square feet and provide space for sales, marketing, administration and research and development functions. In July 2001, the lessor refinanced the Phase One Lease with Keybank National Association through July 2006. The Phase One Lease expires in January 2039, subject to early termination in the event the underlying financing between the lessor and its lenders is not extended. Subject to certain terms and conditions, we may purchase the Phase One Facilities or arrange for the sale of the Phase One Facilities to a third party.

Pursuant to the terms of the Phase One Lease, we have an option to purchase the Phase One Facilities at any time for a purchase price of $132 million. In the event of a sale to a third party, if the sale price is less than $132 million, we will be obligated to reimburse the difference between the actual sale price and $132 million, up to a maximum of $117 million, subject to certain provisions of the Phase One Lease, as amended.

On May 26, 2006, the lessor extended its loan financing underlying the Phase One Lease with its lenders through July 2007, and on May 14, 2007, the lenders extended this financing again for an additional year through July 2008. We may request, on behalf of the lessor and subject to lender approval, an additional one-year extension of the loan financing between the lessor and the lenders. In the event the lessor’s loan financing with the lenders is not extended, we may loan to the lessor approximately 90 percent of the financing, and require the lessor to extend the remainder through July 2009; otherwise the lease will terminate. We account for the Phase One Lease arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended.

In December 2000, we entered into a second build-to-suit lease (“Phase Two Lease”) with Keybank National Association for a five and one-half year term beginning in December 2000 to expand our Redwood City, California headquarters facilities and develop adjacent property (“Phase Two Facilities”). Construction of the Phase Two Facilities was completed in June 2002. The Phase Two Facilities comprise a total of approximately 310,000 square feet and provide space for sales, marketing, administration and research and development functions. Subject to certain terms and conditions, we may purchase the Phase Two Facilities or arrange for the sale of the Phase Two Facilities to a third party.

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

On May 26, 2006, the lessor extended the Phase Two Lease through July 2009 subject to early termination in the event the underlying loan financing between the lessor and its lenders is not extended. Concurrently with the extension of the lease, the lessor extended the loan financing underlying the Phase Two Lease with its lenders through July 2007. On May 14, 2007 the lenders extended this financing again for an additional year through July 2008. We may request, on behalf of the lessor and subject to lender approval, an additional one-year extension of the loan financing between the lessor and the lenders. In the event the lessor’s loan financing with the lenders is not extended, we may loan to the lessor approximately 90 percent of the financing, and require the lessor to extend the remainder through July 2009, otherwise the lease will terminate. We account for the Phase Two Lease arrangement as an operating lease in accordance with SFAS No. 13, as amended.

We believe that, as of March 31, 2007, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.

The two lease agreements with Keybank National Association described above require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of March 31, 2007.

			Actual as of
Financial Covenants	Requirement		March 1, 2007

Consolidated Net Worth (in millions)	equal to or greater than	$2,430	$4,032
Fixed Charge Coverage Ratio	equal to or greater than	3.00	4.41
Total Consolidated Debt to Capital	equal to or less than	60%	5.8%
Quick Ratio — Q1 & Q2	equal to or greater than	1.00	N/A
Q3 & Q4	equal to or greater than	1.75	8.92

In February 2006, we entered into an agreement with an independent third party to lease a studio facility in Guildford, Surrey, United Kingdom, which commenced in June 2006 and will expire in May 2016. The facility comprises a total of approximately 95,000 square feet, which we use for research and development functions. Our rental obligation under this agreement is approximately $33 million over the initial ten-year term of the lease.

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

Neowiz Investment

In April 2007, we expanded our commercial agreements with and made strategic equity investments in Neowiz Corporation and its online gaming subsidiary, Neowiz Games. We purchased stock representing in aggregate approximately 19 percent of each of Neowiz and Neowiz Games for approximately $108 million. Based in Korea, Neowiz is an online media and gaming company with which we partnered in 2006 to launch EA Sports FIFA Online in Korea.

Legal Proceedings

On September 14, 2006, we received an informal inquiry from the Securities and Exchange Commission requesting certain documents and information relating to our stock option grant practices from January 1, 1997 through the date of the letter. We have cooperated to date with all matters related to this request. We most recently provided the SEC with information in December 2006. The SEC has not asked for further information since that time.

We are also subject to claims and litigation arising in the ordinary course of business. We believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.

Director Indemnity Agreements

We have entered into indemnification agreements with each of the members of our Board of Directors at the time they joined the Board to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued or charged as a result of their service as members of our Board of Directors.

INFLATION

We believe the impact of inflation on our results of operations has not been significant in any of the past three fiscal years.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates, interest rates and market prices. Market risk is the potential loss arising from changes in market rates and market prices. We employ established policies and practices to manage these risks. Foreign exchange option and forward contracts are used to hedge anticipated exposures or mitigate some existing exposures subject to foreign exchange risk as discussed below. We have not historically, nor do we currently, hedge our short-term investment portfolio. We do not consider our cash and cash equivalents to be exposed to significant interest rate risk because our cash and cash equivalent portfolio consists of highly liquid investments with original maturities of three months or less (see Note 2 to the Consolidated Financial Statements included in Item 8 of this report). We also do not currently hedge our market price risk relating to our equity investments. Further, we do not enter into derivatives or other financial instruments for trading or speculative purposes (see Note 3 to the Consolidated Financial Statements included in Item 8 of this report).

Foreign Currency Exchange Rate Risk

Cash Flow Hedging Activities.  From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in our Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into net revenue or operating expenses, as appropriate in the period when the forecasted transaction is recorded. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net, in our Consolidated Statements of Operations. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in revenue and operating expenses. As of March 31, 2007, we had foreign currency option contracts to purchase approximately $28 million in foreign currencies and to sell approximately $72 million of foreign currencies. As of March 31, 2007, these foreign currency option contracts outstanding had a total fair value of less than $1 million, included in other current assets. As of March 31, 2006, we had no foreign currency option contracts outstanding.

Balance Sheet Hedging Activities.  We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of approximately one month and are transacted near month-end. Therefore, the fair value of the forward contracts generally is not significant at each month-end. Our foreign exchange forward contracts are not designated as hedging instruments under SFAS No. 133 and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our Consolidated Balance Sheets, and gains and losses from changes in fair value are reported in interest and other income, net. The gains and losses on these forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated assets and liabilities, which are also reported in interest and other income, net, in our Consolidated Statements of Operations. As of March 31, 2007, we had forward foreign exchange contracts to purchase and sell approximately $104 million in foreign currencies. Of this amount, $73 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $8 million to sell foreign currencies in exchange for British pound sterling and $23 million to purchase foreign currencies in exchange for U.S. dollars. As of March 31, 2006, we had forward foreign exchange contracts to purchase and sell approximately $161 million in foreign currencies. Of this amount, $132 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $14 million to sell foreign currencies in exchange for British pound sterling and $15 million to purchase foreign currencies in exchange for U.S. dollars. The fair value of our forward contracts was immaterial as of March 31, 2007 and March 31, 2006.

The counterparties to these forward and option contracts are creditworthy multinational commercial banks; therefore, the risk of counterparty nonperformance is not considered to be material.

Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of March 31, 2007, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in a potential loss in fair value of our option contracts of $1 million in both scenarios. As of March 31, 2006, we had no foreign currency option contracts outstanding. A hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in potential losses on our forward contracts of $9 million and $14 million, respectively, as of March 31, 2007, and $16 million and $23 million, respectively, as of March 31, 2006. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

As of March 31, 2007 and 2006, our short-term investments were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of March 31, 2007 and 2006 (in millions):

	As of March 31,
	2007	2006

Commercial paper	$574	$25
U.S. agency securities	264	575
Corporate bonds	226	178
Asset-backed securities	108	40
U.S. Treasury securities	92	212

Total short-term investments	$1,264	$1,030

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of March 31, 2007, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			as of	Given an Interest Rate
(In millions)	Decrease of X Basis Points			March 31,	Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	2007	50 BPS	100 BPS	150 BPS

Commercial paper	$575	$575	$574	$574	$573	$573	$572
U.S. agency securities	271	269	267	264	262	259	257
Corporate bonds	231	230	228	226	225	223	222
Asset-backed securities	110	109	108	108	107	106	105
U.S. Treasury securities	95	94	94	92	92	91	90

Total short-term investments	$1,282	$1,277	$1,271	$1,264	$1,259	$1,252	$1,246

The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of March 31, 2006, arising from selected potential changes in interest rates.

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			as of	Given an Interest Rate
(In millions)	Decrease of X Basis Points			March 31,	Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	2006	50 BPS	100 BPS	150 BPS

U.S. agency securities	$581	$579	$577	$575	$573	$571	$570
U.S. Treasury securities	218	216	214	212	210	208	205
Corporate bonds	182	181	179	178	176	175	173
Asset-backed and other debt securities	66	66	66	65	65	65	65

Total short-term investments	$1,047	$1,042	$1,036	$1,030	$1,024	$1,019	$1,013

Market Price Risk

The value of our equity investments in publicly traded companies are subject to market price volatility. As of March 31, 2007 and 2006, our marketable equity securities were classified as available-for-sale and, consequently, were recorded in our Consolidated Balance Sheets at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $341 million and $160 million as of March 31, 2007 and 2006, respectively.

At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents the hypothetical changes in fair value in our marketable equity securities as of March 31, 2007, arising from changes in market prices plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities				Valuation of Securities
	Given an X Percentage			Fair Value	Given an X Percentage
	Decrease in Each			as of	Increase in Each
(In millions)	Stock’s Market Price			March 31,	Stock’s Market Price
	(75%)	(50%)	(25%)	2007	25%	50%	75%

Marketable equity securities	$85	$171	$256	$341	$426	$512	$597

The following table presents the hypothetical changes in fair value in our marketable equity securities as of March 31, 2006, arising from changes in market prices plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities				Valuation of Securities
	Given an X Percentage			Fair Value	Given an X Percentage
	Decrease in Each			as of	Increase in Each
(In millions)	Stock’s Market Price			March 31,	Stock’s Market Price
	(75%)	(50%)	(25%)	2006	25%	50%	75%

Marketable equity securities	$40	$80	$120	$160	$200	$240	$280

Item 8:  Financial Statements and Supplementary Data

Other financial statement schedules have been omitted because the information called for in them is not required or has already been included in either the Consolidated Financial Statements or the notes thereto.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
(In millions, except par value data)	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$1,371	$1,242
Short-term investments	1,264	1,030
Marketable equity securities	341	160
Receivables, net of allowances of $214 and $232, respectively	256	199
Inventories	62	61
Deferred income taxes, net	84	86
Other current assets	219	234

Total current assets	3,597	3,012

Property and equipment, net	484	392
Investments in affiliates	6	11
Goodwill	734	647
Other intangibles, net	210	232
Deferred income taxes, net	25	—
Other assets	90	92

TOTAL ASSETS	$5,146	$4,386

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$180	$163
Accrued and other current liabilities	823	697
Deferred net revenue — packaged goods and digital content	23	9

Total current liabilities	1,026	869

Deferred income taxes, net	8	29
Other liabilities	80	68

Total liabilities	1,114	966

Commitments and contingencies (See Note 9)

Minority interest	—	12

Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 311 and 305 shares issued and outstanding, respectively	3	3
Paid-in capital	1,412	1,081
Retained earnings	2,323	2,241
Accumulated other comprehensive income	294	83

Total stockholders’ equity	4,032	3,408

TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$5,146	$4,386

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In millions, except per share data)	2007	2006	2005

Net revenue	$3,091	$2,951	$3,129
Cost of goods sold	1,212	1,181	1,197

Gross profit	1,879	1,770	1,932

Operating expenses:
Marketing and sales	466	431	391
General and administrative	288	215	221
Research and development	1,041	758	633
Amortization of intangibles	27	7	3
Acquired in-process technology	3	8	13
Restructuring charges	15	26	2

Total operating expenses	1,840	1,445	1,263

Operating income	39	325	669
Interest and other income, net	99	64	56

Income before provision for income taxes and minority interest	138	389	725
Provision for income taxes	66	147	221

Income before minority interest	72	242	504
Minority interest	4	(6)	—

Net income	$76	$236	$504

Net income per share:
Basic	$0.25	$0.78	$1.65
Diluted	$0.24	$0.75	$1.59
Number of shares used in computation:
Basic	308	304	305
Diluted	317	314	318

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In millions, share data in thousands)

						Accumulated
			Class B			Other	Total
	Common Stock		Common Stock	Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares(a)	Capital	Earnings	Income	Equity

Balances as of March 31, 2004	301,333	$3	200	$1,154	$1,501	$20	$2,678
Net income	—	—	—	—	504	—	504
Change in unrealized gains (losses) on investments, net	—	—	—	—	—	27	27
Reclassification adjustment for (gains) losses realized, net	—	—	—	—	—	(1)	(1)
Translation adjustment	—	—	—	—	—	10	10

Comprehensive income							$540

Issuance of common stock	9,914	—	—	241	—	—	241
Repurchase and retirement of common stock	(806)	—	—	(41)	—	—	(41)
Conversion of Class B shares to common stock	—	—	(200)	—	—	—	—
Stock-based compensation	—	—	—	5	—	—	5
Tax benefit from exercise of stock options	—	—	—	75	—	—	75

Balances as of March 31, 2005	310,441	$3	—	$1,434	$2,005	$56	$3,498

Net income	—	—	—	—	236	—	236
Change in unrealized gains (losses) on investments and derivative instruments, net	—	—	—	—	—	33	33
Reclassification adjustment for (gains) losses, realized on investments and derivative instruments, net	—	—	—	—	—	4	4
Translation adjustment	—	—	—	—	—	(10)	(10)

Comprehensive income							$263

Issuance of common stock	7,174	—	—	206	—	—	206
Repurchase and retirement of common stock	(12,621)	—	—	(709)	—	—	(709)
Stock-based compensation	—	—	—	3	—	—	3
Tax benefit from exercise of stock options	—	—	—	133	—	—	133
Assumption of stock options in connection with acquisition	—	—	—	14	—	—	14

Balances as of March 31, 2006	304,994	$3	—	$1,081	$2,241	$83	$3,408

Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of tax	—	—	—	—	6	—	6

Adjusted balance as of March 31, 2006	304,994	$3	—	$1,081	$2,247	$83	$3,414

Net income	—	—	—	—	76	—	76
Change in unrealized gains (losses) on investments and derivative instruments, net	—	—	—	—	—	183	183
Reclassification adjustment for (gains) losses, realized on investments and derivative instruments, net	—	—	—	—	—	5	5
Translation adjustment	—	—	—	—	—	23	23

Comprehensive income							$287

Issuance of common stock	6,044	—	—	164	—	—	164
Stock-based compensation	—	—	—	133	—	—	133
Tax benefit from exercise of stock options	—	—	—	34	—	—	34

Balances as of March 31, 2007	311,038	$3	—	$1,412	$2,323	$294	$4,032

(a)	The ending balance of our Class B Common Stock was $0 as of March 31, 2007, 2006, and 2005.

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In millions)	2007	2006	2005

OPERATING ACTIVITIES
Net income	$76	$236	$504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	147	95	75
Stock-based compensation	133	3	6
Minority interest	(4)	6	—
Realized (gains) losses on investments and sale of property and equipment	1	7	(8)
Tax benefit from exercise of stock options	—	133	75
Acquired in-process technology	3	8	13
Change in assets and liabilities:
Receivables, net	(18)	104	(80)
Inventories	12	(3)	(14)
Other assets	46	(71)	(35)
Accounts payable	(2)	31	28
Accrued and other liabilities	43	30	46
Deferred income taxes, net	(54)	8	24
Deferred net revenue — packaged goods and digital content	14	9	—

Net cash provided by operating activities	397	596	634

INVESTING ACTIVITIES
Capital expenditures	(178)	(123)	(126)
Proceeds from sale of property and equipment	2	2	16
Purchase of marketable equity securities	—	—	(90)
Proceeds from sale of marketable equity securities	—	4	4
Purchase of investments in affiliates	(1)	(2)	(2)
Proceeds from sale of investments in affiliates	—	2	—
Proceeds from maturities and sales of short-term investments	1,315	1,427	996
Purchase of short-term investments	(1,522)	(755)	(2,442)
Acquisition of subsidiaries, net of cash acquired	(103)	(661)	(81)
Other investing activities	—	(2)	(1)

Net cash used in investing activities	(487)	(108)	(1,726)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	168	206	241
Excess tax benefit from stock-based compensation	36	—	—
Repayment of note assumed in connection with acquisition	(14)	—	—
Repurchase and retirement of common stock	—	(709)	(41)

Net cash provided by (used in) financing activities	190	(503)	200

Effect of foreign exchange on cash and cash equivalents	29	(13)	12

Increase (decrease) in cash and cash equivalents	129	(28)	(880)
Beginning cash and cash equivalents	1,242	1,270	2,150

Ending cash and cash equivalents	1,371	1,242	1,270
Short-term investments	1,264	1,030	1,688

Ending cash, cash equivalents and short-term investments	$2,635	$2,272	$2,958

Supplemental cash flow information:
Cash paid during the year for income taxes	$55	$24	$101

Non-cash investing activities:
Change in unrealized gains (losses) on investments, net	$188	$37	$26
Assumption of stock options in connection with acquisition	$—	$14	$—

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We develop, market, publish and distribute interactive software games that are playable by consumers on video game consoles (such as the Sony PlayStation® 2 and PLAYSTATION® 3, Microsoft Xbox 360tm and Nintendo Wiitm), personal computers, mobile platforms (including cellular handsets and handheld game players such as the PlayStation® Portable (“PSPtm”) and the Nintendo DStm) and online (over the Internet and other proprietary online networks). Some of our games are based on content that we license from others (e.g., Madden NFL Football, The Godfather and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Simstm and Need for Speedtm). Our goal is to publish titles with mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Lord of the Rings and Harry Potter).

A summary of our significant accounting policies applied in the preparation of our Consolidated Financial Statements follows:

(a)	Consolidation

The accompanying Consolidated Financial Statements include the accounts of Electronic Arts Inc. and its wholly- and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Year

Our fiscal year is reported on a 52 or 53-week period that, historically, ended on the final Saturday of March in each year. Beginning with the fiscal year ended March 31, 2006, our fiscal year ends on the Saturday nearest March 31. As a result, fiscal 2006 contained 53 weeks with the first quarter containing 14 weeks. Our results of operations for the fiscal years ended March 31, 2007, 2006 and 2005 contain the following number of weeks:

Fiscal Year Ended	Number of Weeks	Fiscal Period End Date

March 31, 2007	52 weeks	March 31, 2007
March 31, 2006	53 weeks	April 1, 2006
March 31, 2005	52 weeks	March 26, 2005

For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

(c)	Reclassifications

Certain prior-year amounts have been reclassified to conform to the fiscal 2007 presentation.

(d)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting period. Such estimates include sales returns and allowances, provisions for doubtful accounts, accrued liabilities, income taxes, estimates regarding the recoverability of prepaid royalties and royalty commitments, inventories, long-lived assets, certain estimates related to the measurement and recognition of costs resulting from our share-based payment transactions, deferred income tax assets as well as estimates used in our goodwill impairment test. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.

(e)	Cash, Cash Equivalents, Short-Term Investments, Marketable Equity Securities and Other Investments

Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase.

Short-term investments consist of securities with original or remaining maturities of greater than three months at the time of purchase. The short-term investments are available for use in current operations or other activities such as capital expenditures and business acquisitions.

As of March 31, 2007 and March 31, 2006, short-term investments and marketable equity securities were classified as available-for-sale and stated at fair value based upon quoted market prices for the securities. Unrealized gains and losses are included as a separate component of accumulated other comprehensive income, net of any related tax effect, in stockholders’ equity. Realized gains and losses are calculated based on the specific identification method. We recognize an impairment charge when we determine that a decline in the fair value of a security below its cost basis is other-than-temporary.

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

Under the provisions of American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, we capitalize costs associated with customized internal-use software systems that have reached the application development stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The net book value of capitalized costs associated with internal-use software amounted to $18 million and $23 million as of March 31, 2007 and 2006, respectively, and are being depreciated on a straight-line basis over each asset’s estimated useful life that ranges from three to five years.

(h)	Long-Lived Assets

We evaluate long-lived assets and certain identifiable intangibles for impairment, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. This may include assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our Consolidated Balance Sheet to reflect its actual fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner of our use of the acquired assets or the strategy of our overall business and significant under-performance relative to expected historical or projected future operating results. If we were to consider such assets to be impaired, the amount of impairment we would recognize would be measured by the amount by which the carrying amount of the asset exceeds its fair value which is estimated by discounted cash flows. We recognized an insignificant amount of impairment in fiscal 2007, 2006 and 2005.

(i)	Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between us and our customers is presented on a net basis in our Consolidated Statements of Operations.

(j)	Concentration of Credit Risk

We extend credit to various companies in the retail and mass merchandising industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. As of March 31, 2007 and 2006, we had 10 percent and 11 percent, respectively, of our gross accounts receivable outstanding with Wal-Mart Stores, Inc. As of March 31, 2007, we had 11 percent of our gross accounts receivable outstanding with GameStop Corp.

Short-term investments are placed with high quality financial institutions or in short-duration, investment-grade securities. We limit the amount of credit exposure in any one financial institution or type of investment instrument.

(k)	Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in SOP 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four of the following criteria are met:

•	Evidence of an arrangement. Evidence of an agreement with the customer that reflects the terms and conditions to deliver products must be present in order to recognize revenue.

•	Delivery. Delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have been transferred to the customer. For online game services, delivery is considered to occur as the service is provided. For online services associated with our packaged goods products (other than massively multiplayer online games) such as matchmaking, roster updates, tournaments and player rankings, we estimate the service period to be six months after the month of sale.

•	Fixed or determinable fee. If a portion of the arrangement fee is not fixed or determinable, we recognize revenue as the amount becomes fixed or determinable.

•	Collection is deemed probable. We conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

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

Online Subscription Revenue:  Online subscription revenue is derived principally from subscription revenue collected from customers for online play related to our massively multiplayer online games and Pogo-branded online games services. These customers generally pay on an annual basis or a month-to-month basis and prepaid subscription revenue, including revenue collected from credit card sales, is recognized ratably over the period for which the services are provided.

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

(l)	Sales Returns and Allowances and Bad Debt Reserves

We estimate potential future product returns, price protection and stock-balancing programs related to current-period product revenue. We analyze historical returns, current sell-through of distributor and retailer inventory of our products, current trends in retail and the video game segment, changes in customer demand and acceptance of our products and other related factors when evaluating the adequacy of our sales returns and price protection allowances. In addition, we monitor the volume of sales to our channel partners and their inventories as substantial overstocking in the distribution channel could result in high returns or higher price protection costs in subsequent periods.

Similarly, significant judgment is required to estimate our allowance for doubtful accounts in any accounting period. We analyze customer concentrations, customer credit-worthiness, current economic trends, and historical experience when evaluating the adequacy of the allowance for doubtful accounts.

(m)	Advertising Costs

We generally expense advertising costs as incurred, except for production costs associated with media campaigns which are recognized as prepaid assets (to the extent paid in advance) and expensed at the first run of the advertisement. Cooperative advertising with our channel partners is accrued when revenue is recognized and such amounts are included in marketing and sales expense if there is a separate identifiable benefit for which we can reasonably estimate the fair value of the benefit identified. Otherwise, they are recognized as a reduction of net revenue. We then reimburse the channel partner when qualifying claims are submitted. We sometimes receive reimbursements for advertising costs from our vendors, and such amounts are recognized as a reduction of marketing and sales expense if the advertising (1) is specific to the vendor, (2) represents an identifiable benefit to us and (3) represents an incremental cost to us. Otherwise, vendor reimbursements are recognized as a reduction of cost of goods sold as the related revenue is recognized. Vendor reimbursements of advertising costs of $28 million, $41 million and $42 million reduced marketing and sales expense for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. For the fiscal years ended March 31, 2007, 2006 and 2005, advertising expenses, net of vendor reimbursements, totaled approximately $163 million, $180 million and $174 million, respectively.

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

On April 1, 2006, we adopted SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”, and applied the provisions of SAB No. 107, “Share-Based Payment”, on our adoption of SFAS No. 123(R). SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. We elected to use the modified prospective transition method of adoption. SFAS No. 123(R) requires us to measure compensation cost for all outstanding unvested stock-based awards made to our employees and directors based on estimated fair values and recognize compensation over the service period for awards expected to vest.

For stock options and purchases through our employee stock purchase plan, we use the Black-Scholes option valuation model to determine the grant date fair value. The Black-Scholes option valuation model requires us to make certain assumptions about the future. The determination of fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behaviors and our expected stock price volatility over the term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes.

As required by SFAS No. 123(R), employee stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time.

Changes to our underlying stock price, our assumptions used in the Black-Scholes option valuation calculation and our forfeiture rate, as well as future grants of equity, could significantly impact compensation expense to be recognized in fiscal 2008 and future periods.

(p)	Foreign Currency Translation

For each of our foreign operating subsidiaries, the functional currency is generally its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using month-end exchange rates, and revenue and expenses are translated into U.S. dollars using average exchange rates. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Foreign currency transaction gains (losses) of $10 million, $(1) million and $25 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively, are included in interest and other income, net, in our Consolidated Statements of Operations.

(q)	Impact of Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies that interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement No. 125” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. In December 2006, the FASB cleared guidance in Derivatives Implementation Group Statement 133 Implementation Issue No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets”. FASB concluded that a securitized interest in prepayable financial assets is not subject to the conditions in paragraph 13(b) of SFAS No. 133 if it meets the two criteria outlined in the Statement 133 Implementation Issue No. B40. SFAS No. 155 is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The guidance in the Statement 133 Implementation Issue No. B40 is applicable upon adoption of SFAS No. 155, although the FASB provides certain exceptions as described in the Statement 133 Implementation Issue No. B40. We do not expect the adoption of SFAS No. 155 or Statement 133 Implementation Issue No. B40 to have a material impact on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN No. 48, the evaluation of a tax position is a two-step process. The first step is a recognition process where we are required to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN No. 48 also requires new tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt it in our first quarter of fiscal year 2008. Any changes to our income taxes due to the adoption of

FIN No. 48 are treated as the cumulative effect of a change in accounting principle. We are evaluating what impact the adoption of FIN No. 48 will have on our Consolidated Financial Statements. This impact could be material and our future effective tax rates could be more volatile.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement should not be applied retrospectively to fiscal years beginning prior to the effective date, except as permitted with early adoption. We are evaluating if we will adopt SFAS No. 159 and what impact the adoption will have on our Consolidated Financial Statements if we adopt. If we adopt SFAS No. 159, it may have a material impact on our Consolidated Financial Statements.

In March 2007, the EITF issued a tentative conclusion on EITF 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development” and the FASB ratified the tentative conclusion. The FASB exposed the EITF tentative conclusion for public comment. The comment period was expected to end in May 2007. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this tentative conclusion, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. If a final consensus is reached on this tentative conclusion, EITF 07-03 would be effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 07-03 to have a material impact on our Consolidated Financial Statements if ratified by the FASB as currently proposed.

(2)	FINANCIAL INSTRUMENTS

(a)	Fair Value of Financial Instruments

Cash, cash equivalents, receivables, accounts payable and accrued and other liabilities are valued at their carrying amounts as they approximate their fair value due to the short maturity of these financial instruments.

(b)	Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2007 and 2006 (in millions):

	As of March 31, 2007
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash and cash equivalents:
Cash	$194	$—	$—	$194
Money market funds	989	—	—	989
Commercial paper	188	—	—	188

Cash and cash equivalents	1,371	—	—	1,371
Short-term investments:
Commercial paper	574	—	—	574
U.S. agency securities	263	1	—	264
Corporate bonds	227	—	(1)	226
Asset-backed securities	107	1	—	108
U.S. Treasury securities	92	—	—	92

Short-term investments	1,263	2	(1)	1,264

Cash, cash equivalents and short-term investments	$2,634	$2	$(1)	$2,635

	As of March 31, 2006
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash and cash equivalents:
Cash	$260	$—	$—	$260
Money market funds	819	—	—	819
Commercial paper	145	—	—	145
U.S. agency securities	14	—	—	14
Asset-backed securities	4	—	—	4

Cash and cash equivalents	1,242	—	—	1,242
Short-term investments:
U.S. agency securities	579	—	(4)	575
U.S. Treasury securities	213	—	(1)	212
Corporate bonds	180	—	(2)	178
Asset-backed securities	40	—	—	40
Commercial paper	25	—	—	25

Short-term investments	1,037	—	(7)	1,030

Cash, cash equivalents and short-term investments	$2,279	$—	$(7)	$2,272

The following table summarizes the fair value and gross unrealized losses for investments that were in an unrealized loss position as of March 31, 2007 and 2006 (in millions):

	Unrealized Losses		Unrealized Losses
	For Less Than		For 12 Months or
	12 Months		Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As of March 31, 2007
Corporate bonds	$—	$—	$92	$(1)	$92	$(1)

Total	$—	$—	$92	$(1)	$92	$(1)

As of March 31, 2006
U.S. agency securities	$133	$(1)	$388	$(3)	$521	$(4)
U.S. Treasury securities	202	(1)	—	—	202	(1)
Corporate bonds	104	(1)	72	(1)	176	(2)

Total	$439	$(3)	$460	$(4)	$899	$(7)

We periodically evaluate our securities for impairment. Factors considered in the review of securities with an unrealized loss include the credit quality of the issuer, the magnitude of the unrealized loss position, the length of time that the security has been in a loss position, our intentions with respect to the selling or holding of such security as well as any contractual terms impacting the prepayment or settlement process. Based on our review, we do not consider the investments listed above to be other-than-temporarily impaired as of March 31, 2007.

Gross realized losses of $1 million and gross realized gains of less than $1 million were recognized from the sale of short-term investments for the year ended March 31, 2007. Gross realized losses of $9 million and gross realized gains of less than $1 million were recognized from the sale of short-term investments for the year ended March 31, 2006. No material gains or losses were recognized from the sale of short-term investments for the year ended March 31, 2005.

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2007 (in millions):

	Amortized	Fair
	Cost	Value

Due in 1 year or less	$662	$661
Due in 1-2 years	241	241
Due in 2-3 years	253	254
Asset-backed securities	107	108

Short-term investments	$1,263	$1,264

Asset-backed securities are separately disclosed as they are not due at a single maturity date. Our portfolio only includes asset-backed securities that have weighted-average maturities of three years or less. As of March 31, 2007, the amortized cost and fair value of asset-backed securities with a weighted average maturity of 2 to 3 years was $102 million and $103 million, respectively, while the amortized cost and fair value of asset-backed securities with a weighted average maturity of 1 to 2 years was $5 million. There were no asset-backed securities with a weighted average maturity of less than one year.

(c)	Marketable Equity Securities

Marketable equity securities consisted of the following (in millions):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

As of March 31, 2007	$91	$250	$—	$341
As of March 31, 2006	$91	$69	$—	$160

Our investments in marketable equity securities consist of investments in common stock of publicly traded companies. On February 3, 2005, we purchased approximately 19.9 percent of the then outstanding ordinary shares (representing 18.4 percent of the voting rights at the time) of Ubisoft Entertainment (“Ubisoft”) for $91 million. At March 31, 2007, we owned approximately 15.4 percent of the outstanding shares of Ubisoft (representing 14.4 percent of the voting rights). As the fair value of our marketable equity securities exceeds the cost basis of those investments as of March 31, 2007, we do not consider these investments to be other-than-temporarily impaired. During fiscal 2006 and 2005, no other-than-temporary impairment charges were recognized.

We did not have any realized gains or losses from the sale of marketable equity securities for the year ended March 31, 2007. Realized gains from the sale of marketable equity securities were $1 million and $2 million for the years ended March 31, 2006 and 2005, respectively.

(d)	Investments in Affiliates

As of March 31, 2007 and 2006, the total investment in affiliates reflected on our Consolidated Balance Sheets was $6 million and $11 million, respectively.

Prior to the acquisition of the remaining minority interest in Digital Illusions, C.E. (“DICE”), our investments in affiliates included a warrant to acquire 2,327,602 additional shares of DICE common stock. Prior to April 2005, the warrant was accounted for as a derivative under SFAS No. 133. The warrant was amended in April 2005, such that only subscriptions of 500,000 or more shares could be exercised. Due to the limited trading volume of DICE’s common stock, there was no market mechanism for settlement and the warrant was not readily convertible to cash and was therefore accounted for under the cost method as prescribed by APB No. 18. As of March 31, 2006, the cost basis of the warrant was $5 million. In connection with the acquisition of the remaining minority interest of DICE in October 2006, the warrant was reclassed to goodwill for this wholly owned subsidiary. See Note 4 of the Notes to Consolidated Financial Statements.

For cost method investments, we estimate that the fair value exceeds the cost basis of those investments. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2007. During fiscal 2007, 2006 and 2005, no other-than-temporary impairments in investments in affiliates were recognized.

(3)	DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative and hedging activities under SFAS No. 133. The assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in other current assets or other current liabilities, respectively, in our Consolidated Balance Sheets. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

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

Cash Flow Hedging Activities

Our foreign currency option contracts are designated and qualify as cash flow hedges under SFAS No. 133. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression as well as other timing and probability criteria required by SFAS No. 133. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in fair value of these hedges was subsequently reclassified into net revenue or operating expenses, as appropriate, in the period when the forecasted transaction was recognized in the Consolidated Statements of Operations. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net in our Consolidated Statements of Operations. The effective portion of hedges recognized in accumulated other comprehensive income at the end of each year will be reclassified to earnings within 12 months.

The following table summarizes the activity in accumulated other comprehensive income, net of related taxes, with regard to the changes in fair value of derivative instruments, for fiscal 2007 and 2006 (in millions):

	Year Ended March 31,
	2007	2006

Beginning balance of unrealized gains (losses), net, on derivative instruments	$—	$—
Change in unrealized gains (losses), net, on derivative instruments	(4)	4
Reclassification adjustment for (gains) losses, realized on derivative instruments to net income, net:
Net revenue	3	(4)
Operating expenses	1	—

Ending balance of unrealized gains (losses), net, on derivative instruments	$—	$—

Hedging ineffectiveness for the years ended March 31, 2007 and 2006 was not significant. The amount of hedging ineffectiveness recognized in interest and other income, net, was a loss of $1 million for the year ended March 31, 2005.

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

(4) BUSINESS COMBINATIONS

Digital Illusions C.E.

The following table summarizes the estimated fair values of the remaining minority interest acquired for the fiscal year ended March 31, 2007 and the fair values of assets acquired and liabilities assumed for the fiscal years ended March 31, 2006 and 2005, in connection with the acquisition of DICE (in millions):

	Year Ended March 31,
	2007	2006	2005	Total

Current assets	$—	$—	$35	$35
Property and equipment, net	—	1	1	2
Acquired in-process technology	1	—	4	5
Goodwill	19	5	31	55
Finite-lived intangibles	3	1	1	5
Liabilities	—	—	(9)	(9)
Minority interest	8	3	(11)	—

Total consideration	$31	$10	$52	$93

Based in Sweden, DICE develops games for PCs and video game consoles. In 2003 we acquired (1) approximately 1,911,403 shares of Class B common stock representing a 19 percent equity interest in DICE, and (2) a warrant to acquire an additional 2,327,602 shares of to-be-issued Class A common stock at an exercise price of SEK 43.23. Prior to our tender offer in the fourth quarter of fiscal 2005, we accounted for our Class B common stock investment in DICE under the equity method of accounting, as prescribed by APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Separately, the warrant was recognized at a cost of $5 million as of March 31, 2006 and was included in investments in affiliates in our Consolidated Balance Sheets.

On January 27, 2005, we completed a tender offer by acquiring 3,235,053 shares of Class A common stock at a price of SEK 61 per share, representing 32 percent of the outstanding Class A common stock of DICE. During the tender offer period and through the end of fiscal 2005, we acquired, through open market purchases at an average price of SEK 60.33, an additional 1,190,658 shares of Class A common stock, representing approximately 12 percent of the outstanding Class A common stock of DICE. During the first three months and last two weeks of fiscal 2006, we acquired, through open market purchases at an average price of SEK 63.07, an additional 1,071,152 shares of Class A common stock, representing approximately 10 percent of the outstanding Class A common stock of DICE. Accordingly, on a cumulative basis as of March 31, 2006, we owned approximately 73 percent of DICE on an undiluted basis (excluding the warrant discussed above). As a result, we have included the assets, liabilities and results of operations of DICE in our Consolidated Financial Statements since January 27, 2005. The percent of DICE stock that we did not own was reflected as minority interest on our Consolidated Financial Statements from January 27, 2005 until the acquisition date of the remaining minority interest in October 2006. DICE’s products were primarily sold through co-publishing agreements with us and our transactions with DICE were recorded on an arm’s-length basis.

In October 2006, the remaining minority interest in DICE was acquired for a total of $27 million in cash, including transaction costs. In connection with the acquisition of the remaining minority interest of DICE, the warrant was reclassified to goodwill for this wholly owned subsidiary.

Except for acquired in-process technology, which is discussed below, the acquired finite-lived intangible assets are being amortized on a straight-line basis over estimated lives ranging from one to four years. The intangible assets that make up that amount include:

	Gross Carrying	Weighted-Average
	Amount	Useful Life
	(in millions)	(in years)

Developed and Core Technology	$3	2
Trade Name	2	4

Total Finite-Lived Intangibles	$5	3

During fiscal 2007, we recorded $19 million of goodwill, none of which is tax deductible.

The acquired in-process technology was expensed in our Consolidated Statements of Operations upon consummation of the acquisition, and in each period we increased our ownership percentage. Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have alternative future use.

Mythic Entertainment, Inc.

On July 24, 2006, we acquired all outstanding shares of Mythic Entertainment, Inc. for an aggregate purchase price of $76 million in cash, including transaction costs. Based in Fairfax, Virginia, Mythic is a developer and publisher of massively multiplayer online role-playing games. The results of operations of Mythic and the estimated fair market values of the acquired assets and assumed liabilities have been included in our Consolidated Financial Statements since the date of acquisition. The following table summarizes the estimated fair values of assets acquired and liabilities assumed in connection with our acquisition of Mythic for the fiscal year ended March 31, 2007 (in millions):

Current assets	$15
Other long-term assets	2
Acquired in-process technology	2
Goodwill	62
Finite-lived intangibles	22
Liabilities	(27)

Total consideration	$76

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

We recorded $62 million of goodwill, none of which is tax deductible, and we expensed $2 million of acquired in-process technology in our Consolidated Statements of Operations upon consummation of the acquisition.

JAMDAT Mobile Inc.

On February 15, 2006, we acquired all of the outstanding shares of JAMDAT Mobile Inc. Based in Los Angeles, California, JAMDAT was a global publisher of wireless games and other wireless entertainment applications. We paid $27 per share in cash in exchange for each share of JAMDAT common stock and assumed outstanding stock options and restricted stock units under certain JAMDAT equity plans for an aggregate purchase price of $684 million, including transaction costs. The following table summarizes the estimated fair values of assets acquired and liabilities assumed in connection with our acquisition of JAMDAT for the fiscal year ended March 31, 2006 and the subsequent adjustment to the purchase price allocation for the fiscal year ended March 31, 2007 (in millions):

Current assets	$52
Property and equipment, net	2
Acquired in-process technology	7
Goodwill	491
Finite-lived intangibles	212
Deferred income tax liabilities	(45)
Other liabilities	(35)

Total consideration	$684

Prior to our acquisition of JAMDAT, on April 20, 2005, JAMDAT entered into a purchase agreement with the shareholders of Blue Lava Wireless, LLC (“Blue Lava”). In connection with JAMDAT’s acquisition of Blue Lava, JAMDAT stock was placed in escrow to satisfy certain indemnification provisions under the Blue Lava purchase agreement. Upon completion of our acquisition of JAMDAT, we assumed JAMDAT’s contingent liability and replaced the JAMDAT stock in escrow with $27 million in cash, also placed in escrow. The $27 million is included in our purchase price of JAMDAT as a pre-acquisition contingency. We are required to pay $9 million on each of the three anniversaries of the Blue Lava acquisition, beginning on April 20, 2006, less any claims we may have pursuant to the indemnification provisions of the Blue Lava purchase agreement. In April 2007 and 2006, we made the first two payments of approximately $9 million in each period.

In fiscal 2007, we adjusted the purchase price allocation, including the allocation of goodwill, related to our acquisition of JAMDAT. As a result, we reduced goodwill and the liability balance assumed from JAMDAT by $4 million.

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

We recorded $491 million of goodwill, substantially none of which is tax deductible.

Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have alternative future use. Accordingly, we expensed acquired in-process technology in our Consolidated Statement of Operations upon consummation of the acquisition.

Criterion Software Group Ltd.

On October 19, 2004, we acquired all outstanding shares of Criterion Software Group Ltd. for an aggregate purchase price of approximately $68 million, including transaction costs and the assumption of outstanding stock options under certain Criterion stock option plans. Based in England, Criterion was a developer of video games and a provider of middleware solutions for the game development and publishing industry. The results of operations of Criterion and the estimated fair market values of the acquired assets and assumed liabilities have been included in our Consolidated Financial Statements since the date of acquisition. The following table summarizes the estimated fair values of assets acquired and liabilities assumed in connection with our acquisition of Criterion for the fiscal year ended March 31, 2005 and the subsequent adjustment to the purchase price allocation for the fiscal year ended March 31, 2006 (in millions):

Current assets	$21
Property and equipment, net	1
Long-term deferred tax asset	3
Acquired in-process technology	9
Stock-based employee compensation	6
Goodwill	23
Finite-lived intangibles	21
Liabilities	(16)

Total consideration	$68

Except for acquired in-process technology which was expensed in our Consolidated Statement of Operations upon consummation of the acquisition, the acquired finite-lived intangible assets are being amortized on a straight-line basis over estimated lives ranging from two to four years.

Stock-based employee compensation represents the intrinsic value of certain unvested employee stock options that were assumed as part of the transaction. The stock options were considered modified for accounting purposes and were fully amortized over the remaining vesting period in our Consolidated Statement of Operations for the year ended March 31, 2005.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill information is as follows (in millions):

	Year Ended March 31,
	2007	2006

Goodwill — beginning of year	$647	$153
Acquired	87	496
Purchase Accounting Adjustments(1)	(4)	—
Effects of Foreign Currency Translation	4	(2)

Goodwill — end of year	$734	$647

(1)	During fiscal 2007, we adjusted the purchase price allocation including the allocation of goodwill related to our acquisition of JAMDAT. As a result, we reduced goodwill and the liability balance assumed from JAMDAT by $4 million.

SFAS No. 142, “Goodwill and Other Intangible Assets” requires that purchased goodwill and indefinite-lived intangibles not be amortized. Rather, goodwill and indefinite-lived intangible assets are subject to at least an annual assessment for impairment by applying a fair-value-based test.

SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit. Our reporting units are determined by the components that constitute a business for which both (1) discreet financial information is available and (2) management of the reporting unit regularly reviews the operating results of that component. The first step tests for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. We completed the first step of the annual goodwill impairment testing in the fourth quarter of fiscal 2007 and found no indicators of impairment of our recorded goodwill. We did not recognize an impairment loss on goodwill in fiscal 2007, 2006 or 2005.

Finite-lived intangible assets, net of accumulated amortization, as of March 31, 2007 and 2006, were $210 million and $232 million, respectively, and include costs for obtaining (1) developed technologies, (2) carrier contracts and related, (3) trade names, and (4) subscribers and other intangibles. Amortization of intangibles for fiscal 2007, 2006 and 2005 was $54 million (of which $27 million was recognized in cost of goods sold), $16 million (of which $9 million was recognized in cost of goods sold) and $6 million (of which $3 million was recognized in cost of goods sold), respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years. As of March 31, 2007 and 2006, the weighted-average remaining useful life for finite-lived intangible assets was approximately 6.3 years and 7.2 years, respectively.

Finite-lived intangibles consisted of the following (in millions):

	Gross			Other
	Carrying	Accumulated		Intangibles,
	Amount	Amortization	Other	Net

As of March 31, 2007
Developed and Core Technology	$183	$(62)	$—	$121
Carrier Contracts and Related	85	(19)	—	66
Trade Name	44	(24)	—	20
Subscribers and Other Intangibles	16	(12)	(1)	3

Total	$328	$(117)	$(1)	$210

As of March 31, 2006
Developed and Core Technology	$160	$(31)	$—	$129
Carrier Contracts and Related	85	(2)	—	83
Trade Name	36	(21)	—	15
Subscribers and Other Intangibles	15	(9)	(1)	5

Total	$296	$(63)	$(1)	$232

As of March 31, 2007, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2008	$52
2009	41
2010	34
2011	29
2012	9
Thereafter	45

Total	$210

(6) RESTRUCTURING CHARGES

Restructuring information as of March 31, 2007 was as follows (in millions):

	Fiscal 2006 International			Fiscal 2006	Fiscal 2004, 2003 and
	Publishing Reorganization			Restructuring	2002 Restructurings
		Facilities-				Facilities-
	Workforce	related	Other	Workforce	Workforce	related	Total

Balances as of March 31, 2004	$—	$—	$—	$—	$2	$12	$14
Charges utilized in cash	—	—	—	—	(2)	(4)	(6)
Adjustments to operations	—	—	—	—	—	2	2

Balances as of March 31, 2005	—	—	—	—	—	10	10
Charges to operations	3	8	3	10	—	—	24
Charges utilized in cash	(2)	—	(1)	(7)	—	(5)	(15)
Adjustments to operations	—	—	—	—	—	2	2

Balances as of March 31, 2006	1	8	2	3	—	7	21
Charges to operations	10	1	4	—	—	—	15
Charges utilized in cash	(11)	—	(5)	(3)	—	(7)	(26)

Balances as of March 31, 2007	$—	$9	$1	$—	$—	$—	$10

Fiscal 2006 International Publishing Reorganization

In November 2005, we announced plans to establish an international publishing headquarters in Geneva, Switzerland. Through the quarter ended September 30, 2006, we relocated certain employees to our new facility in Geneva, closed certain facilities in the United Kingdom, and made other related changes in our international publishing business.

Since the inception of the restructuring plan, through March 31, 2007, we have incurred restructuring charges of approximately $29 million, of which $13 million was for employee-related expenses, $9 million for the closure of certain United Kingdom facilities, and $7 million in other costs in connection with our international publishing reorganization. The restructuring accrual of $10 million as of March 31, 2007 is expected to be utilized by March 2017. This accrual is included in other accrued expenses presented in Note 8 of the Notes to Consolidated Financial Statements.

In connection with our fiscal 2006 international publishing reorganization, in fiscal 2008, we expect to incur between $5 million and $10 million of restructuring costs. Overall, including charges incurred through March 31, 2007, we expect to incur between $50 million and $55 million of restructuring costs in connection with our fiscal 2006 international publishing reorganization, substantially all of which will result in cash expenditures by 2017. These restructuring costs will consist primarily of employee-related relocation assistance (approximately $30 million), facility exit costs (approximately $15 million), as well as other reorganization costs (approximately $7 million).

Fiscal 2006 Restructuring

During the fourth quarter of fiscal 2006, we recorded a total pre-tax restructuring charge of $10 million consisting entirely of one-time costs related to headcount reductions which are included in restructuring charges in our Consolidated Statements of Operations. These headcount reductions related to our decision in the fourth quarter of fiscal 2006 to realign our resources with our product plan for fiscal 2007 and strategic opportunities with next-generation consoles, online and mobile platforms. As of March 31, 2006, this accrual was included in other accrued expenses presented in Note 8 of the Notes to Consolidated Financial Statements. As of March 31, 2007, all $10 million had been paid out in cash under the restructuring plan.

Fiscal 2004, 2003 and 2002 Restructurings

In fiscal 2004, 2003 and 2002, we engaged in various restructurings based on management decisions. As of March 31, 2007, all $34 million in cash had been paid out under these restructuring plans. As of March 31, 2006, the restructuring accrual was included in other accrued expenses presented in Note 8 of the Notes to Consolidated Financial Statements.

(7) ROYALTIES AND LICENSES

Our royalty expenses consist of payments to (1) content licensors, (2) independent software developers, and (3) co-publishing and distribution affiliates. License royalties consist of payments made to celebrities, professional sports organizations, movie studios and other organizations for our use of their trademarks, copyrights, personal publicity rights, content and/or other intellectual property. Royalty payments to independent software developers are payments for the development of intellectual property related to our games. Co-publishing and distribution royalties are payments made to third parties for the delivery of product.

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

Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of March 31, 2007 and 2006, approximately $9 million of minimum guaranteed royalty obligations had been recognized in each period and are included in the royalty-related assets and liabilities tables below.

Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments determined before the launch of a product are charged to research and development expense. Impairments determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. We had no impairments during fiscal 2007. During fiscal 2006 and 2005, we recorded impairment charges of $16 million and $8 million, respectively.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of March 31,
	2007	2006

Other current assets	$69	$76
Other assets	40	55

Royalty-related assets	$109	$131

At any given time, depending on the timing of our payments to our co-publishing and/or distribution affiliates, content licensors and/or independent software developers, we recognize unpaid royalty amounts owed to these parties as either accounts payable or accrued liabilities. The current and long-term portions of accrued royalties, included in accrued and other current liabilities as well as other liabilities, consisted of (in millions):

	As of March 31,
	2007	2006

Accrued and other current liabilities	$91	$82
Other liabilities	3	7

Royalty-related liabilities	$94	$89

In addition, as of March 31, 2007, we were committed to pay approximately $1,546 million to content licensors and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Consolidated Financial Statements. See Note 9 of the Notes to Consolidated Financial Statements.

(8) BALANCE SHEET DETAILS

(a)	Inventories

Inventories as of March 31, 2007 and 2006 consisted of (in millions):

	As of March 31,
	2007	2006

Raw materials and work in process	$1	$1
Finished goods (including manufacturing royalties)	61	60

Inventories	$62	$61

A significant amount of our inventory balance relates to our distribution business in Switzerland.

(b)	Property and Equipment, Net

Property and equipment, net, as of March 31, 2007 and 2006 consisted of (in millions):

	As of March 31,
	2007	2006

Computer equipment and software	$555	$418
Buildings	194	127
Leasehold improvements	110	78
Office equipment, furniture and fixtures	70	57
Land	65	57
Warehouse equipment and other	10	11
Construction in progress	10	59

	1,014	807
Less accumulated depreciation	(530)	(415)

Property and equipment, net	$484	$392

Depreciation expense associated with property and equipment amounted to $113 million, $79 million and $69 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

(c)	Accrued and Other Current Liabilities

Accrued and other current liabilities as of March 31, 2007 and 2006 consisted of (in millions):

	As of March 31,
	2007	2006

Accrued income taxes	$284	$234
Accrued compensation and benefits	206	122
Other accrued expenses	152	202
Accrued royalties	91	82
Deferred net revenue — other	67	43
Accrued value added taxes	23	14

Accrued and other current liabilities	$823	$697

(d)	Deferred Net Revenue

Deferred net revenue consisted of the following (in millions):

	As of March 31,
	2007	2006

Deferred net revenue — packaged goods and digital content	$23	$9
Deferred net revenue — other	67	43

	$90	$52

Deferred net revenue, packaged goods and digital content, includes the deferral of the fair value of the online service related to sales of certain online-enabled packaged goods and PC digital downloads and revenue from sales of certain incremental content related to our core subscription services playable only online, which are types of “micro-transactions”.

Deferred net revenue, other, includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, revenue from licensing arrangements and other revenue for which revenue recognition criteria has not been met. The deferred net revenue, other, balance is included in accrued and other current liabilities in our Consolidated Balance Sheets.

(9) COMMITMENTS AND CONTINGENCIES

Lease Commitments and Residual Value Guarantees

We lease certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We are required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and will be required to pay any increases over the base year of these expenses on the remainder of our facilities.

In February 1995, we entered into a build-to-suit lease (“Phase One Lease”) with a third-party lessor for our headquarters facilities in Redwood City, California (“Phase One Facilities”). The Phase One Facilities comprise a total of approximately 350,000 square feet and provide space for sales, marketing, administration and research and development functions. In July 2001, the lessor refinanced the Phase One Lease with Keybank National Association through July 2006. The Phase One Lease expires in January 2039, subject to early termination in the event the underlying financing between the lessor and its lenders is not extended. Subject to certain terms and conditions, we may purchase the Phase One Facilities or arrange for the sale of the Phase One Facilities to a third party.

Pursuant to the terms of the Phase One Lease, we have an option to purchase the Phase One Facilities at any time for a purchase price of $132 million. In the event of a sale to a third party, if the sale price is less than

$132 million, we will be obligated to reimburse the difference between the actual sale price and $132 million, up to a maximum of $117 million, subject to certain provisions of the Phase One Lease, as amended.

On May 26, 2006, the lessor extended its loan financing underlying the Phase One Lease with its lenders through July 2007, and on May 14, 2007, the lenders extended this financing again for an additional year through July 2008. We may request, on behalf of the lessor and subject to lender approval, an additional one-year extension of the loan financing between the lessor and the lenders. In the event the lessor’s loan financing with the lenders is not extended, we may loan to the lessor approximately 90 percent of the financing, and require the lessor to extend the remainder through July 2009; otherwise the lease will terminate. We account for the Phase One Lease arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended.

In December 2000, we entered into a second build-to-suit lease (“Phase Two Lease”) with Keybank National Association for a five and one-half year term beginning in December 2000 to expand our Redwood City, California headquarters facilities and develop adjacent property (“Phase Two Facilities”). Construction of the Phase Two Facilities was completed in June 2002. The Phase Two Facilities comprise a total of approximately 310,000 square feet and provide space for sales, marketing, administration and research and development functions. Subject to certain terms and conditions, we may purchase the Phase Two Facilities or arrange for the sale of the Phase Two Facilities to a third party.

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

On May 26, 2006, the lessor extended the Phase Two Lease through July 2009 subject to early termination in the event the underlying loan financing between the lessor and its lenders is not extended. Concurrently with the extension of the lease, the lessor extended the loan financing underlying the Phase Two Lease with its lenders through July 2007. On May 14, 2007 the lenders extended this financing again for an additional year through July 2008. We may request, on behalf of the lessor and subject to lender approval, an additional one-year extension of the loan financing between the lessor and the lenders. In the event the lessor’s loan financing with the lenders is not extended, we may loan to the lessor approximately 90 percent of the financing, and require the lessor to extend the remainder through July 2009, otherwise the lease will terminate. We account for the Phase Two Lease arrangement as an operating lease in accordance with SFAS No. 13, as amended.

We believe that, as of March 31, 2007, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.

The two lease agreements with Keybank National Association described above require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of March 31, 2007.

			Actual as of
Financial Covenants	Requirement		March 31, 2007

Consolidated Net Worth (in millions)	equal to or greater than	$2,430	$4,032
Fixed Charge Coverage Ratio	equal to or greater than	3.00	4.41
Total Consolidated Debt to Capital	equal to or less than	60%	5.8%
Quick Ratio — Q1 & Q2	equal to or greater than	1.00	N/A
Q3 & Q4	equal to or greater than	1.75	8.92

In February 2006, we entered into an agreement with an independent third party to lease a studio facility in Guildford, Surrey, United Kingdom, which commenced in June 2006 and will expire in May 2016. The facility comprises a total of approximately 95,000 square feet, which we use for research and development functions. Our rental obligation under this agreement is approximately $33 million over the initial ten-year term of the lease.

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

In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, UEFA and FAPL (Football Association Premier League Limited) (professional soccer); NASCAR (stock car racing); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter, Batman and Superman); New Line Productions and Saul Zaentz Company (The Lord of the Rings); Red Bear Inc. (John Madden); National Football League Properties and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football, basketball and baseball); Simcoh (Def Jam); Viacom Consumer Products (The Godfather); ESPN (content in EA SPORTStm games); Twentieth Century Fox Licensing and Merchandising (The Simpsons); and Marvel Entertainment, Inc. (Marvel character fighting games). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty.

The following table summarizes our minimum contractual obligations and commercial commitments as of March 31, 2007 (in millions):

				Commercial
	Contractual Obligations			Commitments
		Developer/		Letter of Credit,
		Licensor		Bank and
Fiscal Year Ending March 31,	Leases(1)	Commitments(2)	Marketing	Other Guarantees	Total

2008	$56	$200	$58	$7	$321
2009	54	202	31	—	287
2010	39	166	31	—	236
2011	27	263	31	—	321
2012	23	27	17	—	67
Thereafter	46	697	169	—	912

Total	$245	$1,555	$337	$7	$2,144

(1)	Lease commitments include contractual rental commitments of $15 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported on our Consolidated Balance Sheets as of March 31, 2007. See Note 6 of the Notes to Consolidated Financial Statements.

(2)	Developer/licensor commitments include $9 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Consolidated Balance Sheets as of March 31, 2007 because payment is not contingent upon performance by the developer or licensor.

The amounts represented in the table above reflect our minimal cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Consolidated Financial Statements.

Total rent expense for all operating leases was $88 million, $59 million and $41 million, for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

Neowiz Investment

In April 2007, we expanded our commercial agreements with and made strategic equity investments in Neowiz Corporation and its online gaming subsidiary, Neowiz Games. We purchased stock representing in aggregate approximately 19 percent of each of Neowiz and Neowiz Games for approximately $108 million. Based in Korea, Neowiz is an online media and gaming company with which we partnered in 2006 to launch EA Sports FIFA Online in Korea.

Legal proceedings

On September 14, 2006, we received an informal inquiry from the Securities and Exchange Commission requesting certain documents and information relating to our stock option grant practices from January 1, 1997 through the date of the letter. We have cooperated to date with all matters related to this request. We most recently provided the SEC with information in December 2006. The SEC has not asked for any further information since that time.

We are also subject to claims and litigation arising in the ordinary course of business. We believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.

Director Indemnity Agreements

We have entered into indemnification agreements with each of the members of our Board of Directors at the time they joined the Board to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued or charged as a result of their service as members of our Board of Directors.

(10)	INCOME TAXES

Our pretax income from operations for the fiscal years ended March 31, 2007, 2006 and 2005 consisted of the following components (in millions):

	Year Ended March 31,
	2007	2006	2005

Domestic	$31	$200	$386
Foreign	107	189	339

Income before provision for income taxes and minority interest	$138	$389	$725

Income tax expense (benefit) for the fiscal years ended March 31, 2007, 2006 and 2005 consisted of (in millions):

	Current	Deferred	Total

Year Ended March 31, 2007
Federal	$98	$(31)	$67
State	4	(22)	(18)
Foreign	14	3	17

	$116	$(50)	$66

Year Ended March 31, 2006
Federal	$91	$17	$108
State	13	2	15
Foreign	32	(8)	24

	$136	$11	$147

Year Ended March 31, 2005
Federal	$184	$4	$188
State	10	11	21
Foreign	9	3	12

	$203	$18	$221

During fiscal 2006 we recognized a $73 million reduction in income taxes payable following a U.S. Tax Court ruling regarding the proper allocation of the tax deduction for stock options between U.S. and foreign entities. Although the Tax Court ruling remains subject to appeal, as a precedent, it is relevant to our situation. Accordingly, we released a reserve of $73 million during fiscal 2006, whereby, we recorded a reduction to our income tax payable and an increase to additional paid-in capital with no impact to net income.

The differences between the statutory income tax rate and our effective tax rate, expressed as a percentage of income before provision for income taxes and minority interest, for the years ended March 31, 2007, 2006 and 2005 were as follows:

	Year Ended March 31,
	2007	2006	2005

Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.7%)	0.8%	1.4%
Differences between statutory rate and foreign effective tax rate	(8.6%)	(4.9%)	(7.3%)
Research and development credits	(3.0%)	(0.2%)	(0.5%)
Resolution of tax-related matters with tax authorities	(0.2%)	(6.1%)	—
Non-deductible acquisition related costs and tax expense from integration restructurings	7.2%	8.7%	0.8%
Change in valuation allowance	0.7%	0.4%	0.5%
Jobs Act, including state taxes	—	4.3%	—
Non-deductible stock based compensation	15.5%	—	—
Other	2.3%	(0.4%)	0.6%

Effective tax rate	48.2%	37.6%	30.5%

For fiscal 2007, our effective income tax rate was higher than the U.S. statutory rate of 35.0 percent due to a number of factors, including certain non-deductible acquisition-related costs, tax expense from integration restructurings, and certain non-deductible stock based compensation related to SFAS No. 123(R).

Undistributed earnings of our foreign subsidiaries amounted to approximately $1 billion as of March 31, 2007. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The IRS has examined our U.S. income tax returns for fiscal years 1997 through 2003 and has proposed certain adjustments. We do not agree with these adjustments and are planning to contest them. In addition, during the second quarter of fiscal 2006, we recorded various adjustments for the resolution of certain tax-related matters with foreign tax authorities that resulted in a 6.1 percent rate reduction. While the ultimate resolution of tax audits is uncertain, we expect that the aggregate tax accruals which have been provided should be adequate for the aggregate adjustments that are likely to result for these years.

The components of the deferred tax assets, net, as of March 31, 2007 and 2006 consisted of (in millions):

	As of March 31,
	2007	2006

Deferred tax assets:
Accruals, reserves and other expenses	$101	$103
Tax credit carryforwards	60	40
Unrealized loss on marketable equity securities	—	3
Equity compensation	25	—
Net operating loss & capital loss carryforwards	8	4

Total	194	150
Valuation allowance	(5)	(6)

Deferred tax asset net of valuation allowance	189	144

Deferred tax liabilities:
Depreciation	(41)	(40)
Amortization	(21)	(27)
State effect on federal taxes	(23)	(14)
Prepaids and other liabilities	(3)	(6)

Total	(88)	(87)

Deferred tax asset, net	$101	$57

As of March 31, 2007, deferred tax assets, net, of $84 million were classified as current assets, $25 million were classified as long-term assets and deferred tax liabilities, net, of $8 million were classified as long-term liabilities. As of March 31, 2006, deferred tax assets, net, of $86 million were classified as current assets and deferred tax liabilities, net, of $29 million were classified as long-term liabilities.

Of the tax credit carryforwards as of March 31, 2007, we have research and development tax credit carryforwards of approximately $54 million for California purposes, which can be carried forward indefinitely.

In the fourth quarter of fiscal 2006, we repatriated $375 million of foreign earnings to take advantage of the favorable provisions of the American Jobs Creation Act (the “Jobs Act”). Under the Jobs Act, the qualifying portion of this repatriation was eligible for a temporary 85 percent dividends received deduction on certain foreign earnings. Accordingly, we recorded tax expense in fiscal 2006 of $17 million related to this repatriation.

(11)	STOCKHOLDERS’ EQUITY

(a)	Preferred Stock

As of March 31, 2007 and 2006, we had 10,000,000 shares of preferred stock authorized but unissued. The rights, preferences, and restrictions of the preferred stock may be designated by our Board of Directors without further action by our stockholders.

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

On October 18, 2004, our Board of Directors authorized a program to repurchase up to an aggregate of $750 million of our common stock. We completed the repurchase program in September 2005. We repurchased and retired the following (in millions):

	Number of
	Shares
	Repurchased
	and Retired	Amount

From the inception of the program through March 31, 2005	0.8	$41
Six months ended September 30, 2005	12.6	709

From the inception of the program through September 30, 2005	13.4	$750

(12)	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Adoption of SFAS No. 123(R)

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. In March 2005, the Securities and Exchange Commission (“SEC”) released SAB No. 107, “Share-Based Payment”, which provides the views of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations for public companies. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended, supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”.

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

Valuation and Expense Recognition.  Upon adoption of SFAS No. 123(R), we began to recognize compensation costs for stock-based payment transactions to employees based on their grant-date fair value over the service period for which such awards are expected to vest. The fair value of restricted stock units is determined based on the quoted price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our employee stock purchase plan is determined using the Black-Scholes valuation model, which was the same model we previously used for the pro forma information required under SFAS No. 123. The determination of fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The Black-Scholes valuation model requires us to estimate the following key assumptions:

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

The assumptions used in the Black-Scholes valuation model to value our option grants and employee stock purchase plan during the fiscal year ended March 31, 2007 were as follows:

	Stock Option Grants	Employee Stock Purchase Plan

Risk-free interest rate	4.5 - 5.1%	3.7 - 5.1%
Expected volatility	31 - 46%	28 - 36%
Weighted-average volatility	35%	33%
Expected term	4.2 years	6 - 12 months
Expected dividends	None	None

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

As required by SFAS No. 123(R), employee stock-based compensation expense recognized during the fiscal year ended March 31, 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and our employee stock purchase plan included in our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2007	2006	2005

Cost of goods sold	$2	$—	$—
Marketing and sales	17	—	—
General and administrative	37	1	—
Research and development	77	2	6

Stock-based compensation expense	133	3	6
Benefit from income taxes	(26)	(1)	(2)

Stock-based compensation expense, net of tax	$107	$2	$4

As of March 31, 2007, our total unrecognized compensation cost related to stock options was $153 million and is expected to be recognized over a weighted-average service period of 1.6 years. As of March 31, 2007, our total unrecognized compensation cost related to restricted stock and restricted stock units was $82 million and is expected to be recognized over a weighted-average service period of 2.3 years.

The adoption of SFAS No. 123(R), using the fair value method, had the following adverse impact on our pre-tax income, net income, and basic and diluted net income per share as compared to what would have been reported under APB No. 25 using the intrinsic value method, which was the method used prior to our adoption for the year ended March 31, 2007 (in millions, except per share data):

	Fair Value	Intrinsic	Adverse
	Method	Value	Impact
	(As Reported)	Method	of Change

Income before provision for income taxes and minority interest	$138	$237	$(99)
Net income	$76	$153	$(77)
Net income per share:
Basic	$0.25	$0.50	$(0.25)
Diluted	$0.24	$0.48	$(0.24)

APIC Pool.  In November 2005, the FASB issued FASB Staff Position (“FSP”) No. Financial Accounting Standard (“FAS”) 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. The FASB allows for a practical exception in calculating the additional paid-in capital pool (“APIC pool”) of excess tax benefits upon adoption that is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). For employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R), the alternative transition method provides a simplified method to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation. It also provides a simplified method to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows for the tax effects of employee stock-based compensation awards. We elected to adopt the alternative transition method provided in FSP No. FAS 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R).

Cash Flow Impact.  Prior to our adoption of SFAS No. 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows along with other tax cash flows. SFAS No. 123(R) requires a classification change in the statement of cash flows. As a result, tax benefits relating to excess stock-based compensation deductions, which had been included in operating cash flow activities, are now presented as financing cash flow activities (total cash flows remain unchanged). For the fiscal year ended March 31, 2007, we recognized $34 million of tax benefit from the exercise of stock options; of this amount, $36 million of excess tax benefit related to stock-based compensation reported in financing activities. For the fiscal year ended March 31, 2006, we recognized $133 million of tax benefit from exercise of stock options reported in operating activities.

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

Options granted under the Equity Plan generally expire ten years from the date of grant and are generally exercisable as to 24 percent of the shares after 12 months, and then ratably over the following 38 months. All options granted under the Criterion Plan were exercisable as of March 31, 2005 and expire in January 2012. Certain assumed options granted under the JAMDAT Plans have acceleration rights upon the occurrence of various triggering events. Otherwise, the terms of the JAMDAT Plans are similar to our Equity Plan.

The following table summarizes our stock option activity for the fiscal year ended March 31, 2007:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Options	Average	Contractual	Value
	(in thousands)	Exercise Price	Term (in years)	(in millions)

Outstanding as of March 31, 2006	40,882	$40.02
Activity for the fiscal year ended March 31, 2007:
Granted	4,373	51.11
Exercised	(4,881)	28.14
Forfeited, cancelled or expired	(2,731)	53.20
Exchange Program (cancelled)	(1,779)	64.92

Outstanding as of March 31, 2007	35,864	$40.75	6.2	$422

Additional stock option-related information as of March 31, 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (in years)	(in millions)

Vested and expected to vest	33,463	$39.82	6.0	$421
Exercisable	23,479	$33.99	5.1	$411

A total of 15 million shares were available for grant under our Equity Plan as of March 31, 2007, of which no more than 13 million shares were eligible for grant in the form of restricted stock or restricted stock units.

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of March 31, 2007 which would have been received by the option holders had all option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.

The weighted-average grant-date fair value of stock options granted during fiscal years 2007, 2006 and 2005 was $17.75, $15.19 and $17.70, respectively. The total intrinsic value of options exercised during fiscal years 2007, 2006 and 2005 was $120 million, $199 million and $307 million, respectively. The total fair value

(determined at the grant date) of shares vested during fiscal years 2007, 2006 and 2005 was $105 million, $150 million and $130 million, respectively.

The following table summarizes outstanding and exercisable options as of March 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-			Weighted-
	Number	Remaining	Average		Number	Average
Range of	of Shares	Contractual	Exercise	Potential	of Shares	Exercise	Potential
Exercise Prices	(in thousands)	Term (in years)	Price	Dilution	(in thousands)	Price	Dilution

$0.53-$19.99	3,681	1.72	$12.42	1.2%	3,675	$12.44	1.2%
20.00-29.99	6,427	4.26	25.37	2.1%	6,422	25.37	2.0%
30.00-39.99	5,487	5.35	31.83	1.8%	5,293	31.73	1.7%
40.00-49.99	5,768	6.87	46.88	1.8%	4,024	47.19	1.3%
50.00-59.99	11,641	8.37	53.62	3.7%	2,903	54.02	0.9%
60.00-65.93	2,860	7.82	64.17	0.9%	1,162	64.37	0.4%

$0.53-$65.93	35,864	6.20	$40.75	11.5%	23,479	$33.99	7.5%

Potential dilution is computed by dividing the options in the related range of exercise prices by the shares of common stock issued and outstanding as of March 31, 2007 (311 million shares).

Restricted Stock Units and Restricted Stock

We grant restricted stock units and restricted stock (collectively referred to as “restricted stock rights”) under our Equity Plan to employees worldwide. Restricted stock units entitle holders to receive shares of common stock at the end of a specified period of time. Upon vesting, the equivalent number of common shares are typically issued net of tax withholdings. Restricted stock is issued and outstanding upon grant; however, restricted stock award holders are restricted from selling the shares until they vest. Upon vesting, we will typically withhold shares to satisfy tax withholding requirements. Restricted stock rights are subject to forfeiture and transfer restrictions. Vesting for restricted stock rights is based on the holders’ continued employment with us. If the vesting conditions are not met, unvested restricted stock rights will be forfeited. Generally, our restricted stock rights vest according to one of the following vesting schedules:

•	100 percent after one year;

•	Three-year vesting with 25 percent cliff vesting at the end of each of the first and second years, and 50 percent cliff vesting at the end of the third year; or

•	Four-year vesting with 25 percent cliff vesting at the end of each year.

The following table summarizes our restricted stock rights activity for the fiscal year ended March 31, 2007:

	Restricted Stock	Weighted-
	Rights	Average Grant
	(In thousands)	Date Fair Value

Balance as of March 31, 2006	655	$52.21
Activity for the fiscal year ended March 31, 2007:
Granted	1,362	52.31
Exchange Program (granted)	445	54.22
Vested	(189)	52.60
Forfeited	(139)	52.74

Balance as of March 31, 2007	2,134	$52.62

The weighted-average grant date fair value of restricted stock rights is based on the quoted market value of our common stock on the date of grant. The weighted-average fair value of restricted stock rights granted during fiscal years 2007 and 2006 was $52.31 and $52.21, respectively. There were no restricted stock rights granted during fiscal year 2005. The total grant date fair value of restricted stock rights that vested during fiscal year 2007 was $10 million. There were no restricted stock rights that vested during fiscal years 2006 and 2005.

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

The Exchange Program was open to all of our employees who were employed by us on August 16, 2006 and were still employed on the date on which the tendered options were cancelled and restricted stock rights were granted except (1) our “named executive officers” identified in our 2006 Annual Proxy Statement, (2) members of our Board of Directors, and (3) employees who resided in China, Belgium and Denmark, due to restrictions arising under the local laws of those countries.

Option grants that had an exercise price per share equal to or greater than the “threshold price” were considered “eligible options”. The threshold price was $61.66, which represented 125 percent of the five-business day average closing price of our common stock prior to August 16, 2006, as reported on the NASDAQ Global Select Market, which was $49.324. Due to local tax law restrictions, certain options granted to United Kingdom employees were not eligible for exchange. Excluded from the offer were any option grants for fewer than five shares.

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

The Exchange Program resulted in options to purchase approximately 1,779,000 shares of our common stock being exchanged for approximately 445,000 shares of restricted stock rights. In connection with the Exchange Program, a net total of 1,334,000 shares of common stock were returned to the Equity Plan for future issuance.

Employee Stock Purchase Plan

Since September 1991, we have offered our employees the ability to participate in an employee stock purchase plan. Pursuant to our current plan, the 2000 Employee Stock Purchase Plan (“ESPP”), eligible employees may authorize payroll deductions of up to 10 percent of their compensation to purchase shares at 85 percent of the lower of the fair market value of the common stock on the date of commencement of the offering or on the last day of each six-month purchase period.

At our Annual Meeting of Stockholders, held on July 27, 2006, our stockholders approved an amendment to the ESPP to increase the number of shares authorized under the ESPP by 1.5 million. As of March 31, 2007, we had 3 million shares of common stock reserved for future issuance under the ESPP.

Information related to stock issuances under the ESPP are as follows:

	Year Ended March 31,
	2007	2006	2005

Number of shares issued (in thousands)	705	625	624
Exercise prices for purchase rights	$43.04 to $43.10	$42.31 to $47.95	$38.14 to $51.35
Estimated weighted-average fair value of purchase rights	$16.51	$15.42	$13.96

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

Had compensation cost for our stock-based compensation plans been measured based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123, as amended, we estimate that our reported net income and net income per share would have been the pro forma amounts indicated below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants made under our stock-based compensation plans in fiscal 2006 and 2005:

	Year Ended March 31,
	2006	2005

Risk-free interest rate	4.3%	3.5%
Expected volatility	33%	36%
Expected term of stock options (in years)	3.2	3.3
Expected term of employee stock purchase plan (in months)	6	6
Expected dividends	None	None

Our calculations were based on a multiple-award valuation method and forfeitures were recognized when they occurred.

	Year Ended March 31,
(In millions, except per share data)	2006	2005

Net income:
As reported	$236	$504
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(85)	(83)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2	4

Pro forma	$153	$425

Net income per share:
As reported — basic	$0.78	$1.65
Pro forma — basic	$0.50	$1.39
As reported — diluted	$0.75	$1.59
Pro forma — diluted	$0.49	$1.35

401(k) Plan and Registered Retirement Savings Plan

We have a 401(k) plan covering substantially all of our U.S. employees, and a Registered Retirement Savings Plan covering substantially all of our Canadian employees. These plans permit us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed $3 million, $2 million and $4 million to these plans in fiscal 2007, 2006 and 2005, respectively.

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

The change in the components of accumulated other comprehensive income is summarized as follows (in millions):

			Unrealized
		Unrealized	Gains
	Foreign	Gains	(Losses) on	Accumulated
	Currency	(Losses) on	Derivative	Other
	Translation	Investments,	Instruments,	Comprehensive
	Adjustment	net	net	Income

Balances as of March 31, 2004	$20	$—	$—	$20
Other comprehensive income	10	26	—	36

Balances as of March 31, 2005	30	26	—	56
Other comprehensive income (loss)	(10)	37	—	27

Balances as of March 31, 2006	20	63	—	83
Other comprehensive income	23	188	—	211

Balances as of March 31, 2007	$43	$251	$—	$294

The change in unrealized gains (losses) on investments is shown net of taxes of less than $1 million in fiscal 2007, $0 in fiscal 2006, and $1 million in fiscal 2005.

During fiscal 2007, we realized substantially all gains and losses outstanding from our derivative instruments. During fiscal 2006, we realized all gains and losses outstanding from our derivative instruments. In fiscal 2005, activity related to derivatives was not material. See Note 3 of the Notes to Consolidated Financial Statements.

(14)	STAFF ACCOUNTING BULLETIN No. 108

In September 2006, the SEC issued SAB No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. We adopted SAB No. 108 in fiscal 2007.

In accordance with SAB No. 108, we considered both the “rollover” approach, which quantifies misstatements originating in the current year income statement and the “iron curtain” approach which quantifies misstatements based on the effects of correcting the misstatements existing in the balance sheet at the end of the reporting period. Prior to our application of the guidance in SAB No. 108, we used the rollover approach. We elected to recognize the cumulative effect of adoption as adjustments to assets and liabilities as of the beginning of fiscal 2007 and the offsetting adjustment to the opening balance of retained earnings for fiscal 2007.

Property and Equipment Capitalization Adjustment

We adjusted the beginning retained earnings balance for fiscal 2007 related to the correction of our historical accounting treatment of certain property and equipment purchases. We capitalize property and equipment purchases when certain quantitative thresholds are met; otherwise, they are expensed when purchased. Our internal review of our capitalization thresholds suggested that certain property and equipment should have been capitalized and not expensed. We believe the impact of the property and equipment capitalization errors were not material to prior years’ income statements under the rollover approach. However, under the iron curtain method, the cumulative property and equipment capitalization errors were material to our fiscal 2007 financial statements and, therefore, we recognized the following cumulative adjustment to our fiscal 2007 opening balance sheet (in millions):

Increase in property and equipment, net	$13
Increase in deferred income tax liabilities	3
Increase in retained earnings	10

The impact on retained earnings is comprised of the following amounts (in millions):

	Fiscal 2007 Beginning	Year Ended March 31,
	Balance Adjustment	2006	2005	2004

Increase in operating income	$13	$—	$10	$3
Tax effect	(3)	—	(2)	(1)

Increase in net income	$10	$—	$8	$2

Business Tax Expense Adjustment

We adjusted the beginning retained earnings balance for fiscal 2007 related to the correction of our historical accounting of certain business tax expenses. Our internal review indicated that we had inadvertently not accrued for approximately $7 million in probable business tax obligations related to prior years. We believe the impact of these adjustments were not material to prior years’ income statements under the rollover approach. However, under the iron curtain method, the cumulative business tax expense adjustments were material to our fiscal 2007 financial statements and, therefore, we recognized the following cumulative adjustment to our fiscal 2007 opening balance sheet (in millions):

Increase in accrued and other liabilities	$7
Decrease in deferred income tax liabilities	(3)
Decrease in retained earnings	(4)

The impact on retained earnings is comprised of the following amounts (in millions):

	Fiscal 2007 Beginning	Year Ended March 31,
	Balance Adjustment	2006	2005	2004	2003

Decrease in operating income	$(7)	$(3)	$(2)	$(1)	$(1)
Tax effect	3	1	1	1	—

Decrease in net income	$(4)	$(2)	$(1)	$—	$(1)

(15)	INTEREST AND OTHER INCOME, NET

Interest and other income, net, for the years ended March 31, 2007, 2006 and 2005 consisted of (in millions):

	Year Ended March 31,
	2007	2006	2005

Interest income, net	$104	$75	$45
Net gain (loss) on foreign currency transactions	10	(1)	25
Net loss on foreign currency forward contracts	(13)	(3)	(23)
Ineffective portion of hedging	—	—	(1)
Other income (expense), net	(2)	(7)	10

Interest and other income, net	$99	$64	$56

(16)	NET INCOME PER SHARE

The following table summarizes the computations of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock, restricted stock units, common stock through our employee stock purchase plan, warrants and other convertible securities using the treasury stock method.

	Year Ended March 31,
(In millions, except per share amounts)	2007	2006	2005

Net income	$76	$236	$504

Shares used to compute net income per share:
Weighted-average common stock outstanding — basic	308	304	305
Dilutive potential common shares	9	10	13

Weighted-average common stock outstanding — diluted	317	314	318

Net income per share:
Basic	$0.25	$0.78	$1.65
Diluted	$0.24	$0.75	$1.59

Options to purchase 16 million, 7 million and 1 million shares of common stock were excluded from the above computation of weighted-average common stock for Diluted EPS for the fiscal years ended March 31, 2007, 2006 and 2005, respectively, as their inclusion would have been antidilutive. For fiscal 2007, 2006 and 2005, the weighted-average exercise price of these options was $55.84, $63.34 and $63.63 per share, respectively.

(17)	RELATED PERSON TRANSACTION

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

(18)	SEGMENT INFORMATION

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

The following table summarizes the financial performance of our Publishing segment and a reconciliation of our Publishing segment’s profit to our consolidated operating income (in millions):

	Year Ended March 31,
	2007	2006	2005

Publishing segment:
Net revenue	$2,948	$2,927	$3,125
Depreciation and amortization	(22)	(19)	(25)
Other expenses	(1,685)	(1,690)	(1,613)

Publishing segment profit	1,241	1,218	1,487
Reconciliation to consolidated operating income:
Other:
Net revenue	143	24	4
Depreciation and amortization	(145)	(76)	(50)
Other expenses	(1,200)	(841)	(772)

Consolidated operating income	$39	$325	$669

Publishing segment profit differs from consolidated operating income primarily due to the exclusion of substantially all of our research and development expense as well as certain corporate functional costs that are not allocated to the publishing organizations. Our Chief Executive Officer reviews assets on a consolidated basis and not on a segment basis.

Information about our total net revenue by platform for the fiscal years ended March 31, 2007, 2006 and 2005 is presented below (in millions):

	Year Ended March 31,
	2007	2006	2005

Consoles
PlayStation 2	$886	$1,127	$1,330
Xbox 360	480	140	—
Xbox	157	400	516
PLAYSTATION 3	94	—	—
Wii	65	—	—
Nintendo GameCube	60	135	212
Other Consoles	—	1	10

Total Consoles	1,742	1,803	2,068
PC	498	418	531
Mobility
PSP	258	252	18
Cellular Handsets	140	19	—
Nintendo DS	104	67	23
Game Boy Advance and Game Boy Color	38	55	77

Total Mobility	540	393	118
Co-publishing and Distribution	175	213	283
Internet Services, Licensing and Other
Subscription Services	79	61	55
Licensing, Advertising and Other	57	63	74

Total Internet Services, Licensing and Other	136	124	129

Total Net Revenue	$3,091	$2,951	$3,129

Information about our operations in North America, Europe and Asia as of and for the fiscal years ended March 31, 2007, 2006 and 2005 is presented below (in millions):

	North
	America	Europe	Asia	Total

Year ended March 31, 2007
Net revenue from unaffiliated customers	$1,666	$1,261	$164	$3,091
Long-lived assets	1,150	267	11	1,428

Year ended March 31, 2006
Net revenue from unaffiliated customers	$1,584	$1,174	$193	$2,951
Long-lived assets	1,061	203	7	1,271

Year ended March 31, 2005
Net revenue from unaffiliated customers	$1,665	$1,284	$180	$3,129
Long-lived assets	314	218	10	542

Substantially all of our North America net revenue is generated in the United States.

Our direct sales to Wal-Mart Stores, Inc. represented approximately 13 percent of total net revenue in both fiscal 2007 and 2006 and 14 percent of total net revenue in fiscal 2005. Our direct sales to GameStop Corp. represented approximately 12 percent of total net revenue in fiscal 2007.

(19)	QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

	Quarter Ended								Year
(In millions, except per share data)	June 30		Sept. 30		Dec. 31		March 31		Ended

Fiscal 2007 Consolidated
Net revenue	$413		$784		$1,281		$613		$3,091
Gross profit	245		445		811		378		1,879
Operating income (loss)	(119)		14		215		(71)		39
Net income (loss)	(81	)(a)	22	(b)	160	(c)	(25	)(d)	76
Common Stock
Net income (loss) per share — basic	$(0.26)		$0.07		$0.52		$(0.08)		$0.25
Net income (loss) per share — diluted	$(0.26)		$0.07		$0.50		$(0.08)		$0.24
Common stock price per share
High	$57.80		$57.74		$59.85		$54.43		$59.85
Low	$39.99		$41.37		$50.21		$47.96		$39.99
Fiscal 2006 Consolidated
Net revenue	$365		$675		$1,270		$641		$2,951
Gross profit	214		391		768		397		1,770
Operating income (loss)	(96)		49		347		25		325
Net income (loss)	(58	)(e)	51	(f)	259	(g)	(16	)(h)	236
Common Stock
Net income (loss) per share — basic	$(0.19)		$0.17		$0.86		$(0.05)		$0.78
Net income (loss) per share — diluted	$(0.19)		$0.16		$0.83		$(0.05)		$0.75
Common stock price per share
High	$59.83		$63.12		$61.97		$58.59		$63.12
Low	$47.45		$55.22		$51.04		$50.14		$47.45

(a)	Net loss includes restructuring charges of $6 million, pre-tax.

(b)	Net income includes acquired in-process technology of $2 million and restructuring charges of $4 million, both of which are pre-tax.

(c)	Net income includes acquired in-process technology of $1 million and restructuring charges of $2 million, both of which are pre-tax.

(d)	Net loss includes restructuring charges of $3 million, pre-tax, and net tax expense of $7 million.

(e)	Net loss includes acquired in-process technology of $1 million, pre-tax.

(f)	Net income includes certain litigation expense of $1 million, pre-tax, and net tax credits of $9 million.

(g)	Net income includes restructuring charges of $9 million, pre-tax.

(h)	Net loss includes acquired in-process technology of $7 million, restructuring charges of $17 million, a litigation expense credit of $1 million, all pre-tax, and net tax expense of $34 million.

Our common stock is traded on the NASDAQ Global Select Market under the symbol ERTS. The prices for the common stock in the table above represent the high and low sales prices as reported on the NASDAQ Global Select Market.

(20)	SUBSEQUENT EVENT

In May 2007, we announced that we entered into a licensing agreement with and expect to make a strategic equity investment in The9 Limited, a leading online game operator in China, on or around May 29, 2007. We expect to purchase approximately 15 percent of the outstanding common shares of The9 for approximately $167 million on or around May 29, 2007. The licensing agreement gives The9 exclusive publishing rights for EA SPORTS FIFA Online in mainland China.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Electronic Arts Inc.:

We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries (Electronic Arts Inc.) as of March 31, 2007 and April 1, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of Electronic Arts Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts Inc. as of March 31, 2007 and April 1, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 14 to the consolidated financial statements, effective April 1, 2006, Electronic Arts Inc. adopted the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Electronic Arts Inc.’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 29, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Mountain View, California
May 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Electronic Arts Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Electronic Arts Inc. and subidiaries (Electronic Arts Inc.) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Electronic Arts Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Electronic Arts Inc. based on our audit.

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

In our opinion, management’s assessment that Electronic Arts Inc. maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Electronic Arts Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electronic Arts Inc. and subsidiaries as of March 31, 2007 and April 1, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2007, and our report dated May 29, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Mountain View, California
May 29, 2007

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

Changes in Internal Controls

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. During fiscal 2007, there were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures.

Item 9B:  Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference to the information to be included in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders (the “Proxy Statement”) other than the information regarding (a) executive officers, and (b) our Global Code of Conduct (which includes code of ethics provisions applicable to our directors, principal executive officer, principal financial officer, principal accounting officer, and other senior financial officers), which are included in Item 1 of this report. The information regarding Section 16 compliance is incorporated herein by reference to the information to be included in the Proxy Statement.

Item 11:	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the information to be included in the Proxy Statement specifically excluding the “Compensation Committee Report on Executive Compensation”.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information to be included in the Proxy Statement.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the information to be included in the Proxy Statement.

Item 14:	Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference to the information to be included in the Proxy Statement.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

1. Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 62 of this report.

2. Financial Statement Schedule: See Schedule II on Page 116 of this report.

3. Exhibits: The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of, or incorporated by reference into, this report:

Number	Exhibit Title

3.01	Amended and Restated Certificate of Incorporation of Electronic Arts Inc.(1)
3.02	Amended and Restated Bylaws.(2)
4.01	Specimen Certificate of Registrant’s Common Stock.(3)
10.01	Registrant’s Directors Stock Option Plan and related documents.(*)(4)
10.02	Registrant’s 1991 Stock Option Plan and related documents as amended.(*)(5)
10.03	Registrant’s 1998 Directors’ Stock Option Plan and related documents, as amended.(*)(5)
10.04	Registrant’s 2000 Equity Incentive Plan as amended, and related documents.(*)(6)
10.05	Registrant’s 2000 Employee Stock Purchase Plan as amended, and related documents.(*)(6)

Number	Exhibit Title

10.06	Form of Indemnity Agreement with Directors.(*)(7)
10.07	Electronic Arts Discretionary Bonus Program Plan Document.(*)(8)
10.08	Electronic Arts Deferred Compensation Plan.(*)(2)
10.09	Electronic Arts Executive Long-Term Disability Plan.(*)(9)
10.10	Agreement for Lease between Flatirons Funding, LP and Electronic Arts Redwood, Inc. dated February 14, 1995.(10)
10.11	Guarantee from Electronic Arts Inc. to Flatirons Funding, LP dated February 14, 1995.(10)
10.12	Amended and Restated Guaranty from Electronic Arts Inc. to Flatirons Funding, LP dated March 7, 1997.(11)
10.13	Amended and Restated Agreement for Lease between Flatirons Funding, LP and Electronic Arts Redwood Inc. dated March 7,1997.(11)
10.14	Amendment No. 1 to Lease Agreement between Electronic Arts Redwood Inc. and Flatirons Funding, LP dated March 7, 1997.(11)
10.15	Lease Agreement by and between Registrant and Louisville Commerce Realty Corporation, dated April 1, 1999.(12)
10.16	Option agreement, agreement of purchase and sale, and escrow instructions for Zones 2 and 4, Electronic Arts Business Park, Redwood Shores California, dated April 5, 1999.(12)
10.17	Licensed Publisher Agreement by and between EA and Sony Computer Entertainment America Inc. dated as of April 1, 2000.(**)(13)
10.18	Master Lease and Deed of Trust by and between Registrant and Selco Service Corporation, dated December 6, 2000.(14)
10.19	Guaranty, dated as of December 6, 2000, by Electronic Arts Inc. in favor of Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks, and Keybank National Association.(15)
10.20	Participation Agreement among Electronic Arts Redwood, Inc., Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks and Keybank National Association, dated December 6, 2000.(16)
10.21	Amendment No. 1 to Amended and Restated Credit Agreement by and among Flatirons Funding LP and The Dai-Ichi Kangyo Bank, Limited, New York Branch, dated February 21, 2001.(17)
10.22	Amendment No. 2 to Lease Agreement by and between Electronic Arts Redwood, Inc. and Flatirons Funding, LP dated July 16, 2001.(18)
10.23	Participation Agreement among Electronic Arts Redwood, Inc., Electronic Arts Inc., Flatirons Funding, LP, Selco Service Corporation and Selco Redwood, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks and Tranche B Banks and Keybank National Association dated July 16, 2001.(18)
10.24	Guaranty, dated as of July 16, 2001, by Electronic Arts Inc. in favor of Flatirons Funding, Limited Partnership, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks and Tranche B Banks, and KeyBank National Association.(15)
10.25	First Amendment to Participation Agreement, dated as of May 13, 2002, by and among Electronic Arts Redwood, Inc., Electronic Arts Inc., Flatirons Funding, Limited Partnership, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks, KeyBank National Association, and The Bank of Nova Scotia.(15)
10.26	Offer Letter for Employment at Electronic Arts Inc. to Warren Jenson, dated June 21, 2002.(*)(19)
10.27	Full Recourse Promissory Note between Electronic Arts Inc. and Warren Jenson, dated July 19, 2002.(19)
10.28	Full Recourse Promissory Note between Electronic Arts Inc. and Warren Jenson, dated July 19, 2002.(19)
10.29	Lease Agreement by and between Registrant and Ontrea, Inc. dated October 7, 2002.(20)

Number	Exhibit Title

10.30	Lease Agreement by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.(21)
10.31	Agreement Re: Right of First Offer to Purchase and Option to Purchase by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.(21)
10.32	Profit Participation Agreement by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.(21)
10.33	Sublease Agreement by and between Electronic Arts Inc. and Playa Capital Company, LLC, dated July 31, 2003.(21)
10.34	Amending Agreement among Ontrea Inc. (the “Landlord”), Electronic Arts (Canada), Inc. (the “Tenant”), and Electronic Arts Inc. (the “Indemnifier”), dated October 30, 2003.(22)
10.35	First Amendment of Lease by and between Louisville Commerce Realty Corporation and Electronic Arts Inc., dated February 23, 2004.(7)
10.36	First Amendment to lease agreement by and between Playa Vista — Water’s Edge, LLC and Electronic Arts Inc., entered into April 19, 2004.(2)
10.37	Lease agreement between ASP WT, L.L.C. (“Landlord”) and Tiburon Entertainment, Inc. (“Tenant”) for space at Summit Park I, dated June 15, 2004.(2)
10.38	Omnibus Amendment Agreement (2001 transaction), dated as of September 15, 2004, Electronic Arts Redwood, LLC, Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank Of Tokyo-Mitsubishi, Ltd., various Liquidity Banks, and KeyBank National Association.(15)
10.39	Omnibus Amendment Agreement (2000 transaction), dated as of September 15, 2004, by and among Electronic Arts Redwood, LLC, Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank Of Tokyo-Mitsubishi, Ltd., various Liquidity Banks, and KeyBank National Association.(15)
10.40	Omnibus Amendment (2000 transaction), dated as of July 11, 2005, among Electronic Arts Redwood, LLC, Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, various Liquidity Banks, Deutsche Bank Trust Company Americas, and KeyBank National Association.(15)
10.41	Omnibus Amendment (2001 transaction), dated as of July 11, 2005, among Electronic Arts Redwood, LLC, Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, various Liquidity Banks, Deutsche Bank Trust Company Americas, The Bank of Nova Scotia, and KeyBank National Association.(15)
10.42	First amendment to lease, dated December 13, 2005, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts — Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.(23)
10.43	Agreement for Underlease relating to Onslow House, Guildford, Surrey, dated 7 February 2006, by and between The Standard Life Assurance Company and Electronic Arts Limited and Electronic Arts Inc.(23)
10.44	Offer Letter for Employment at Electronic Arts Inc. to Gabrielle Toledano, dated February 6, 2006.(*) (24)
10.45	Second Omnibus Amendment (2001 Transaction), dated as of May 26, 2006, among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, The Bank of Nova Scotia, as Documentation Agent and Keybank National Association, as Agent.(25)
10.46	Second Omnibus Amendment (2000 Transaction), dated as of May 26, 2006, among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, and KeyBank National Association, as Agent.(25)
10.47	Employment Agreement dated September 26, 2006, between EA Swiss Sàrl and Gerhard Florin.(26)

Number	Exhibit Title

10.48	Offer Letter for Employment at Electronic Arts Inc. to John Riccitiello, dated February 12, 2007.(*)(27)
10.49	Third Omnibus Amendment (2001 Transaction), dated as of May 14, 2007 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, The Bank of Nova Scotia, as Documentation Agent and Keybank National Association, as Agent.(28)
10.50	Third Omnibus Amendment (2000 Transaction), dated as of May 14, 2007 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, and KeyBank National Association, as Agent.(28)
21.01	Subsidiaries of the Registrant.
23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Additional exhibits furnished with this report:
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

*	Management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.

(1)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(2)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed November 13, 2006.

(3)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-4, filed March 3, 1994 (File No. 33-75892).

(4)	Incorporated by reference to exhibits filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-8, filed November 6, 1991 (File No. 33-32616).

(5)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8, filed July 30, 1999 (File No. 333-84215).

(6)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form 10-Q for the quarter ended June 30, 2006.

(7)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2004.

(8)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(9)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

(10)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 1995.

(11)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 1997.

(12)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 1999.

(13)	Incorporated by reference to exhibits filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-3, filed November 21, 2003 (File No. 333-102797).

(14)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

(15)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(16)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(17)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2001.

(18)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002.

(19)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(20)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2003.

(21)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(22)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(23)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

(24)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

(25)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed June 1, 2006.

(26)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed September 27, 2006.

(27)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed February 26, 2007.

(28)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed May 18, 2007.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.

By:	/s/ John S. Riccitiello
John S. Riccitiello,
Chief Executive Officer

Date: May 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 29th of May 2007.

Name	Title

/s/ John S. Riccitiello John S. Riccitiello	Chief Executive Officer

/s/ Warren C. Jenson Warren C. Jenson	Executive Vice President, Chief Financial and Administrative Officer

/s/ Kenneth A. Barker Kenneth A. Barker	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Directors:

/s/ Lawrence F. Probst III Lawrence F. Probst III	Chairman of the Board

/s/ M. Richard Asher M. Richard Asher	Director

/s/ Leonard S. Coleman Leonard S. Coleman	Director

/s/ Gary M. Kusin Gary M. Kusin	Director

/s/ Gregory B. Maffei Gregory B. Maffei	Director

/s/ Timothy Mott Timothy Mott	Director

/s/ Vivek Paul Vivek Paul	Director

/s/ John S. Riccitiello John S. Riccitiello	Director

/s/ Richard A. Simonson Richard A. Simonson	Director

/s/ Linda J. Srere Linda J. Srere	Director

ELECTRONIC ARTS INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2007, 2006 and 2005
(In millions)

			Charged
	Balance at	Charged to	(credited)		Balance at
Allowance for Doubtful Accounts,	Beginning	Costs and	to Other		End of
Price Protection and Returns	of Period	Expenses	Accounts(1)	Deductions	Period

Year Ended March 31, 2007	$232	$308	$17	$343	$214

Year Ended March 31, 2006	$162	$483	$(6)	$407	$232

Year Ended March 31, 2005	$155	$471	$7	$471	$162

(1)	Primarily the translation effect of using the average exchange rate for expense items and the year-ended exchange rate for the balance sheet item (allowance account) and other reclassification adjustments.

ELECTRONIC ARTS INC.

2007 FORM 10-K ANNUAL REPORT

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

21.01	Subsidiaries of the Registrant.
23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ADDITIONAL EXHIBITS ACCOMPANYING THIS REPORT:
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.