Form 10-Q
period 2007-06-30
ELECTRONIC ARTS INC
filed 2007-08-06
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 2, 2007, there were 311,938,373 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2007

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	June 30,	March 31,
(In millions, except par value data)	2007	2007 (a)

ASSETS

Current assets:
Cash and cash equivalents	$663	$1,371
Short-term investments	1,526	1,264
Marketable equity securities	660	341
Receivables, net of allowances of $176 and $214, respectively	123	256
Inventories	74	62
Deferred income taxes, net	97	84
Other current assets	252	219

Total current assets	3,395	3,597

Property and equipment, net	494	484
Investments in affiliates	33	6
Goodwill	736	734
Other intangibles, net	196	210
Deferred income taxes, net	66	25
Other assets	105	90

TOTAL ASSETS	$5,025	$5,146

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$119	$180
Accrued and other current liabilities	415	814
Deferred net revenue (packaged goods and digital content)	68	32

Total current liabilities	602	1,026

Income tax obligations	283	—
Deferred income taxes, net	7	8
Other liabilities	80	80

Total liabilities	972	1,114

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 312 and 311 shares issued and outstanding, respectively	3	3
Paid-in capital	1,480	1,412
Retained earnings	2,209	2,323
Accumulated other comprehensive income	361	294

Total stockholders’ equity	4,053	4,032

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,025	$5,146

See accompanying Notes to Condensed Consolidated Financial Statements.

(a)	Derived from audited financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(Unaudited)	June 30,
(In millions, except per share data)	2007	2006

Net revenue	$395	$413
Cost of goods sold	166	168

Gross profit	229	245

Operating expenses:
Marketing and sales	82	77
General and administrative	71	59
Research and development	250	216
Amortization of intangibles	7	6
Restructuring charges	2	6

Total operating expenses	412	364

Operating loss	(183)	(119)
Interest and other income, net	27	21

Loss before benefit from income taxes	(156)	(98)
Benefit from income taxes	(24)	(17)

Net loss	$(132)	$(81)

Net loss per share:
Basic and Diluted	$(0.42)	$(0.26)
Number of shares used in computation:
Basic and Diluted	311	306
See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(Unaudited)	June 30,
(In millions)	2007	2006

OPERATING ACTIVITIES
Net loss	$(132)	$(81)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	36	35
Stock-based compensation	28	37
Change in assets and liabilities:
Receivables, net	138	159
Inventories	(10)	3
Other assets	(45)	12
Accounts payable	(74)	(50)
Accrued and other liabilities	(133)	(142)
Deferred income taxes, net	(36)	(11)
Deferred net revenue (packaged goods and digital content)	36	—

Net cash used in operating activities	(192)	(38)

INVESTING ACTIVITIES
Capital expenditures	(14)	(38)
Purchase of marketable equity securities and investments in affiliates	(277)	—
Proceeds from maturities and sales of short-term investments	641	196
Purchase of short-term investments	(897)	(147)

Net cash provided by (used in) investing activities	(547)	11

FINANCING ACTIVITIES
Proceeds from issuance of common stock	18	37
Excess tax benefit from stock-based compensation	8	4
Repayment of note assumed in connection with acquisition	—	(14)

Net cash provided by financing activities	26	27

Effect of foreign exchange on cash and cash equivalents	5	6

Increase (decrease) in cash and cash equivalents	(708)	6
Beginning cash and cash equivalents	1,371	1,242

Ending cash and cash equivalents	663	1,248
Short-term investments	1,526	983

Ending cash, cash equivalents and short-term investments	$2,189	$2,231

Supplemental cash flow information:
Cash paid during the period for income taxes	$24	$27

Non-cash investing activities:
Change in unrealized gains on investments, net	$66	$6

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
We develop, market, publish and distribute interactive software games that are playable by consumers on video game consoles (such as the Sony PlayStation® 2 and PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, mobile platforms (including cellular handsets and handheld game players such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™) and online (over the Internet and other proprietary online networks). Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™ and Need for Speed™). Our goal is to publish titles with mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Lord of the Rings and Harry Potter).
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
Certain prior-year amounts have been reclassified to conform to the fiscal 2008 presentation.
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as filed with the United States Securities and Exchange Commission (“SEC”) on May 30, 2007.
(2) FISCAL YEAR AND FISCAL QUARTER
Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2008 and 2007 contain 52 weeks and end on March 29, 2008 and March 31, 2007, respectively. Our results of operations for the fiscal quarters ended June 30, 2007 and 2006 contain 13 weeks and ended on June 30, 2007 and July 1, 2006, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
(3) FINANCIAL INSTRUMENTS
     Marketable Equity Securities
Our investments in marketable equity securities consist of investments in common stock of publicly traded companies.
In May 2007, we entered into a licensing agreement with and made a strategic equity investment in The9 Limited (“The9”), a leading online game operator in China. We purchased approximately 15 percent of the outstanding common shares (representing 15 percent of the voting rights at that time) of The9 for approximately $167 million. Our agreement with The9 requires us to hold these common shares until May 2008. The licensing agreement gives The9 exclusive publishing rights for EA SPORTS™ FIFA Online in mainland China. As of June 30, 2007, our ownership and voting right percentage remained unchanged.
In April 2007, we expanded our commercial agreements with, and made strategic equity investments in, Neowiz Corporation and a related online gaming company, Neowiz Games. Based in Korea, Neowiz is an online media and gaming company with which we partnered in 2006 to launch EA SPORTS FIFA Online in Korea. We purchased 15 percent of the then-outstanding common shares (representing 15 percent of the voting rights at that time) of Neowiz Corporation and 15 percent of the outstanding common shares (representing 15 percent of the voting rights at the time) of Neowiz Games, for approximately $83 million. We refer to Neowiz Corporation and Neowiz Games collectively as “Neowiz”. As of June 30, 2007, we owned approximately 15 percent of the outstanding common shares (representing 15 percent of the voting rights) of Neowiz. As discussed below, we also purchased preferred shares of Neowiz which we classified as investments in affiliates on our Condensed Consolidated Balance Sheets.
     Investments in Affiliates
In April 2007, we also purchased all of the outstanding preferred shares of Neowiz for approximately $27 million. The preferred shares, which do not have any voting rights, are convertible into approximately 4 percent of the outstanding common shares of Neowiz (representing 4 percent of the voting rights at the time) after a period of 12 months. We account for our investment in Neowiz under the cost method as prescribed by Accounting Principles Board Opinion (“APB”) No. 18, as amended “The Equity Method of Accounting for Investments in Common Stock”.
(4) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill information is as follows (in millions):

			Effects of
	As of		Foreign	As of
	March 31,	Goodwill	Currency	June 30,
	2007	Acquired	Translation	2007

Goodwill	$734	$—	$2	$736

Finite-lived intangibles consist of the following (in millions):

	Gross			Other
	Carrying	Accumulated		Intangibles,
	Amount	Amortization	Other	Net

As of June 30, 2007
Developed and Core Technology	$183	$(71)	$—	$112
Carrier Contracts and Related	85	(24)	—	61
Trade Name	44	(24)	—	20
Subscribers and Other Intangibles	16	(12)	(1)	3

Total	$328	$(131)	$(1)	$196

As of March 31, 2007
Developed and Core Technology	$183	$(62)	$—	$121
Carrier Contracts and Related	85	(19)	—	66
Trade Name	44	(24)	—	20
Subscribers and Other Intangibles	16	(12)	(1)	3

Total	$328	$(117)	$(1)	$210

Amortization of intangibles for the three months ended June 30, 2007 and 2006 was $14 million (of which $7 million was recognized as cost of goods sold) and $12 million (of which $6 million was recognized as cost of goods sold), respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years. As of June 30, 2007 and March 31, 2007, the weighted-average remaining useful life for finite-lived intangible assets was approximately 6.3 years.

As of June 30, 2007, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2008 (remaining nine months)	$38
2009	41
2010	34
2011	29
2012	9
Thereafter	45

Total	$196

(5) RESTRUCTURING CHARGES
Restructuring information as of June 30, 2007 was as follows (in millions):

	Fiscal 2006 International			Fiscal 2006, 2004, 2003
	Publishing Reorganization			and 2002 Restructurings
		Facilities-			Facilities-
	Workforce	related	Other	Workforce	related	Total
Balances as of March 31, 2006	$1	$8	$2	$3	$7	$21
Charges to operations	10	1	4	—	—	15
Charges utilized in cash	(11)	—	(5)	(3)	(7)	(26)

Balances as of March 31, 2007	—	9	1	—	—	10
Charges to operations	2	—	—	—	—	2
Charges utilized in cash	(1)	—	(1)	—	—	(2)

Balances as of June 30, 2007	$1	$9	$—	$—	$—	$10

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
Since the inception of the restructuring plan, through June 30, 2007, we have incurred restructuring charges of approximately $31 million, of which $15 million was for employee-related expenses, $9 million for the closure of certain United Kingdom facilities, and $7 million in other costs in connection with our international publishing reorganization. The restructuring accrual of $10 million as of June 30, 2007 is expected to be utilized by March 2017. This accrual is included in other accrued expenses presented in Note 7 of the Notes to Condensed Consolidated Financial Statements.
In connection with our fiscal 2006 international publishing reorganization, in fiscal 2008, we expect to incur between $5 million and $10 million of restructuring costs. Overall, including charges incurred through June 30, 2007, we expect to incur between $50 million and $55 million of restructuring costs in connection with our fiscal 2006 international publishing reorganization, substantially all of which will result in cash expenditures by 2017. These restructuring costs will consist primarily of employee-related relocation assistance (approximately $30 million), facility exit costs (approximately $15 million), as well as other reorganization costs (approximately $7 million).
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
Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of goods sold generally at the greater of the contractual rate or an effective royalty rate based on the total projected net revenue. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the release of the product. Accordingly, payments that are due prior to completion of a product are generally amortized to research and development over the development period as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold.
Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of June 30, 2007 and March 31, 2007, approximately $17 million and $9 million, respectively, of minimum guaranteed royalty obligations had been recognized in each period and are included in the royalty-related assets and liabilities tables below.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. During the three months ended June 30, 2007, we recognized impairment charges of less than $1 million. We had no impairments during the three months ended June 30, 2006.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of	As of
	June 30,	March 31,
	2007	2007
Other current assets	$109	$69
Other assets	45	40

Royalty-related assets	$154	$109

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

	As of	As of
	June 30,	March 31,
	2007	2007
Accrued and other current liabilities	$89	$91
Other liabilities	10	3

Royalty-related liabilities	$99	$94

In addition, as of June 30, 2007, we were committed to pay approximately $1,514 million to content licensors and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 9 of the Notes to Condensed Consolidated Financial Statements.
(7) BALANCE SHEET DETAILS
     Inventories
Inventories as of June 30, 2007 and March 31, 2007 consisted of (in millions):

	As of	As of
	June 30,	March 31,
	2007	2007
Raw materials and work in process	$10	$1
Finished goods (including manufacturing royalties)	64	61

Inventories	$74	$62

A significant amount of our inventory balance relates to our distribution business in Switzerland.
     Property and Equipment, Net
Property and equipment, net, as of June 30, 2007 and March 31, 2007 consisted of (in millions):

	As of	As of
	June 30,	March 31,
	2007	2007
Computer equipment and software	$575	$555
Buildings	206	194
Leasehold improvements	114	110
Office equipment, furniture and fixtures	72	70
Land	66	65
Warehouse equipment and other	10	10
Construction in progress	19	10

	1,062	1,014
Less accumulated depreciation	(568)	(530)

Property and equipment, net	$494	$484

Depreciation expense associated with property and equipment amounted to $30 million for the three months ended June 30, 2007 and $23 million for the three months ended June 30, 2006.

     Accrued and Other Current Liabilities
Accrued and other current liabilities as of June 30, 2007 and March 31, 2007 consisted of (in millions):

	As of	As of
	June 30,	March 31,
	2007	2007
Other accrued expenses	$158	$152
Accrued royalties	89	91
Accrued compensation and benefits	88	206
Deferred net revenue (other)	57	58
Accrued value added taxes	21	23
Accrued income taxes	2	284

Accrued and other current liabilities	$415	$814

Deferred net revenue (other), includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements and other revenue for which revenue recognition criteria has not been met.
     Deferred Net Revenue (Packaged Goods and Digital Content)
Deferred net revenue (packaged goods and digital content) was $68 million as of June 30, 2007 and $32 million as of March 31, 2007. Deferred net revenue (packaged goods and digital content), includes the deferral of (1) the total revenue from the sale of certain online-enabled packaged goods and PC digital downloads for which we are not able to objectively determine the fair value of the online service we provide in connection with the sale of the software, and (2) revenue from the sale of certain incremental content related to our core subscription services playable only online, which are types of “micro-transactions”. We recognize revenue from sales of online-enabled software products for which we are not able to objectively determine the fair value of the online service on a straight-line basis over an estimated six month period beginning in the month after shipment.
(8) INCOME TAXES
In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. On May 2, 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, which amends FIN No. 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN No. 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. We adopted FIN No. 48 and FSP FIN 48-1 on April 1, 2007, and recognized the cumulative effect of a change in accounting principle by recognizing a decrease in the liability for unrecognized tax benefits of $18 million, with a corresponding increase to beginning retained earnings. We also recognized an additional decrease in the liability for unrecognized tax benefits of $14 million with a corresponding increase in beginning paid-in capital related to the tax benefits of employee stock options. The total liability for gross unrecognized tax benefits included in our Condensed Consolidated Balance Sheet as of April 1, 2007, in non-current other liabilities was $283 million. Of this amount, $41 million of liabilities would be offset by prior cash deposits to tax authorities for issues pending resolution. Approximately $239 million of the consolidated worldwide liability for unrecognized tax benefits would affect our effective tax rate if recognized upon resolution of the uncertain tax positions. The liability for unrecognized tax benefits increased by approximately $2 million during the three months ended June 30, 2007.
Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Condensed Consolidated Statements of Operations. As of April 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $42 million. Approximately $4 million of accrued interest expense related to estimated obligations for unrecognized tax benefits was expensed during the three months ended June 30, 2007.

We have historically presented our estimated liability for unrecognized tax benefits as a current liability. FIN No. 48, requires liabilities for unrecognized tax benefits to be classified based on whether it is expected payment will be made within the next 12 months. That is, amounts expected to be paid within the next 12 months are to be classified as a current liability and all other amounts are to be classified as a non-current liability. In addition, we have historically presented our estimated state, local and interest liabilities net of the estimated benefit we expect to receive from deducting such payments on future tax returns (i.e., on a “net” basis). FIN No. 48 requires this estimated benefit to be classified as a deferred tax asset instead of a reduction of the overall liability (i.e., on a gross basis).
We file income tax returns in the U.S., including various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions, including Canada, France, Germany, Switzerland and the United Kingdom. The Internal Revenue Service (“IRS”) has completed its examination of our federal income tax returns through fiscal year 2003. To date, the IRS has proposed, and we have agreed to, certain adjustments to our tax returns. The effects of these adjustments have been considered in estimating our future obligations for unrecognized tax benefits and are not expected to have a material impact on our financial position or results of operations. We have not agreed to certain other proposed adjustments for fiscal years 1997 through 2003, and those issues are pending resolution by the Appeals section of the IRS. Furthermore, the IRS has commenced an examination of our fiscal year 2004 and 2005 tax returns. We are also under income tax examination in Canada for fiscal years 2004 and 2005. We remain subject to income tax examination in Canada for fiscal years after 1999, in France, Germany, and the United Kingdom for fiscal years after 2003, and in Switzerland for fiscal years after 2006.
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some of the issues in the IRS and Canadian examinations could be resolved in the next 12 months, at this stage of the process it is not practicable to estimate a range of the potential change in the underlying unrecognized tax benefits.
With respect to our projected annual effective income tax rate at the end of each quarter prior to the end of a fiscal year, we are required to make a projection of several items, including our projected mix of full-year income in each jurisdiction in which we operate and the related income tax expense in each jurisdiction. While this projection is inherently uncertain, for fiscal 2008, our projected tax rate is unusually volatile and subject to significantly greater variation because relatively small changes in our forecasted profitability for fiscal 2008 can significantly affect our projected annual effective tax rate. As such, as of the end of the first quarter of fiscal 2008, we believe our tax rate for the three months ended June 30, 2007 is currently the most reliable estimate of our annual effective tax rate for fiscal 2008. Accordingly, the effective income tax rate reflected in our financial statements for the three months ended June 30, 2007 reflects only our estimated tax position for the three months ended June 30, 2007. The final effective income tax rate for the fiscal year will likely be different from the tax rate in effect for the three months ended June 30, 2007 and could be considerably higher or potentially lower, as it will be particularly dependent on our profitability for the year. As is the case for fiscal 2008, during fiscal 2007 our projected tax rate was unusually volatile. As such, as of the end of the first quarter of fiscal 2007, because relatively small changes in our forecasted profitability for fiscal 2007 could have significantly affected our projected annual effective tax rate, our quarterly tax rate was the most reliable estimate of our effective tax rate. Accordingly, the effective income tax rate reflected in our financial statements for the first quarter of fiscal 2007 reflected only our estimated tax benefit for the quarter.
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
On May 26, 2006, the lessor extended its loan financing underlying the Phase One Lease with its lenders through July 2007, and on May 14, 2007, the lenders extended this financing again for an additional year through July 2008. We may request, on behalf of the lessor and subject to lender approval, an additional one-year extension of the loan financing between the lessor and the lenders. In the event the lessor’s loan financing with the lenders is not extended, we may loan to the lessor approximately 90 percent of the financing, and require the lessor to extend the remainder through July 2009; otherwise the lease will terminate. We account for the Phase One Lease arrangement as an operating lease in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 13, “Accounting for Leases”, as amended.
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
We believe that, as of June 30, 2007, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.
The two lease agreements with Keybank National Association described above require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of June 30, 2007.

			Actual as of
Financial Covenants	Requirement		June 30, 2007
Consolidated Net Worth (in millions)	equal to or greater than	$2,430	$4,053
Fixed Charge Coverage Ratio	equal to or greater than	3.00	4.20
Total Consolidated Debt to Capital	equal to or less than	60%	5.7%
Quick Ratio — Q1 & Q2	equal to or greater than	1.00	6.57
Q3 & Q4	equal to or greater than	1.75	N/A
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
The following table summarizes our minimum contractual obligations and commercial commitments as of June 30, 2007 (in millions):

				Commercial
	Contractual Obligations			Commitments
		Developer/		Letter of Credit,
Fiscal Year		Licensor		Bank and
Ending March 31,	Leases (1)	Commitments (2)	Marketing	Other Guarantees	Total
2008 (remaining nine months)	$44	$173	$63	$5	$285
2009	56	205	40	—	301
2010	39	165	31	—	235
2011	27	264	32	—	323
2012	24	62	17	—	103
Thereafter	46	662	169	—	877

Total	$236	$1,531	$352	$5	$2,124

(1)	Lease commitments include contractual rental commitments of $15 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported on our Condensed Consolidated Balance Sheets as of June 30, 2007. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

(2)	Developer/licensor commitments include $17 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of June 30, 2007 because payment is not contingent upon performance by the developer or licensor.
The amounts represented in the table above reflect our minimal cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements.
Also, as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements, we adopted the provisions of FIN No. 48. As of April 1, 2007, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $318 million, of which approximately $41 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

     Legal proceedings
We are subject to claims and litigation arising in the ordinary course of business. We believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.
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
(10) STOCK-BASED COMPENSATION
We are required to estimate the fair value of share-based payment awards on the date of grant. We recognize compensation costs for stock-based payment transactions to employees based on their grant-date fair value over the service period for which such awards are expected to vest. The fair value of restricted stock units is determined based on the quoted price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our employee stock purchase plan (“ESPP”) is determined using the Black-Scholes valuation model. The determination of fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the Black-Scholes valuation calculation:
•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•	Expected volatility. We use a combination of historical stock price volatility and implied volatility computed based on the price of options publicly traded on our common stock for our expected volatility assumption.

•	Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

•	Expected dividends.
The assumptions used in the Black-Scholes valuation model to value our option grants were as follows:

	Stock Option Grants
	Three Months Ended
	June 30,
	2007	2006
Risk-free interest rate	5.0 - 5.1%	5.1%
Expected volatility	31 - 37%	35 - 53%
Weighted-average volatility	32%	48%
Expected term	4.4 years	5.7 years
Expected dividends	None	None
Employee stock-based compensation expense recognized during the three months ended June 30, 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and our employee stock purchase plan included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended
	June 30,
	2007	2006
Cost of goods sold	$—	$—
Marketing and sales	4	5
General and administrative	8	11
Research and development	16	21

Stock-based compensation expense	28	37
Benefit from income taxes	(5)	(8)

Stock-based compensation expense, net of tax	$23	$29

As of June 30, 2007, our total unrecognized compensation cost related to stock options was $206 million and is expected to be recognized over a weighted-average service period of 2.5 years. As of June 30, 2007, our total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $117 million and is expected to be recognized over a weighted-average service period of 2.2 years.
The following table summarizes our stock option activity for the three months ended June 30, 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (in years)	(in millions)
Outstanding as of March 31, 2007	35,864	$40.75
Activity for the three months ended June 30, 2007:
Granted	4,359	49.92
Exercised	(720)	24.00
Forfeited, cancelled or expired	(654)	52.97

Outstanding as of June 30, 2007	38,849	$41.88	6.51	$428

Exercisable as of June 30, 2007	23,672	$34.89	5.03	$413

The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2007 and 2006 was $17.19 and $24.85, respectively.
The following table summarizes our restricted stock rights activity for the three months ended June 30, 2007:

	Restricted	Weighted-
	Stock Rights	Average Grant
	(in thousands)	Date Fair Value
Balance as of March 31, 2007	2,134	$52.62
Activity for the three months ended June 30, 2007:
Granted	907	50.03
Vested	(1)	49.90
Forfeited	(70)	52.55

Balance as of June 30, 2007	2,970	$51.83

The weighted-average grant date fair value of restricted stock rights is based on the quoted market value of our common stock on the date of grant. The weighted-average fair value of restricted stock rights granted during the three months ended June 30, 2007 and 2006 was $50.03 and $45.14, respectively.

During the three months ended June 30, 2007, there were no shares issued under our Employee Stock Purchase Plan.
At our Annual Meeting of Stockholders, held on July 26, 2007, our stockholders approved amendments to the 2000 Equity Incentive Plan to (a) increase the number of shares authorized for issuance under the Equity Plan by 9 million, (b) decrease by 4 million shares the limit on the total number of shares underlying awards of restricted stock and restricted stock units that may be granted under the Equity Plan — from 15 million to 11 million shares, and (c) revise the amount and nature of automatic initial and annual grants to our non-employee directors under the Equity Plan by adding restricted stock units and decreasing the size of stock option grants. Our stockholders also approved an amendment to the 2000 Employee Stock Purchase Plan to increase by 1.5 million the number of shares of common stock reserved for issuance under the Purchase Plan.
(11) COMPREHENSIVE LOSS
We are required to classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Accumulated other comprehensive income primarily includes foreign currency translation adjustments, and the net-of-tax amounts for unrealized gains (losses) on investments and unrealized gains (losses) on derivatives designated as cash flow hedges.
The components of comprehensive loss for the three months ended June 30, 2007 and 2006 are summarized as follows (in millions):

	Three Months Ended
	June 30,
	2007	2006
Net loss	$(132)	$(81)

Other comprehensive income:
Change in unrealized gains on investments, net of tax expense of $18 and $0, respectively	48	6
Reclassification adjustment for gains realized on derivative instruments in net loss, net of tax expense of $0 and $0, respectively	(1)	—
Foreign currency translation adjustments	20	18

Total other comprehensive income	67	24

Total comprehensive loss	$(65)	$(57)

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
(12) NET LOSS PER SHARE
As a result of our net loss for the three months ended June 30, 2007 and 2006, we have excluded certain stock awards from the diluted earnings per share calculation as their inclusion would have been antidilutive. Had we reported net income for these periods, an additional 7 million and 8 million shares of potential common stock equivalents would have been included in the number of shares used to calculate diluted earnings per share for the three months ended June 30, 2007 and 2006, respectively.
In addition, options to purchase 16 million and 19 million shares of common stock were excluded from the above computation of diluted shares for the three months ended June 30, 2007 and 2006, respectively, as their inclusion would have been antidilutive. For the three months ended June 30, 2007 and 2006, the weighted-average exercise price of these shares was $54.69 and $55.43, respectively.

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
The following table summarizes the financial performance of our Publishing segment and a reconciliation of our Publishing segment’s profit to our consolidated operating loss (in millions):

	Three Months Ended
	June 30,
	2007	2006
Publishing segment:
Net revenue	$373	$378
Depreciation and amortization	(5)	(5)
Other expenses	(254)	(247)

Publishing segment profit	114	126

Reconciliation to consolidated operating loss:
Other:
Net revenue	22	35
Depreciation and amortization	(39)	(30)
Other expenses	(280)	(250)

Consolidated operating loss	$(183)	$(119)

Publishing segment profit differs from consolidated operating loss primarily due to the exclusion of (1) substantially all of our research and development expense, as well as certain corporate functional costs that are not allocated to the publishing organizations and (2) the deferral of certain net revenue related to packaged goods and digital content (see Note 7 of the Notes to Condensed Consolidated Financial Statements). Our Chief Executive Officer reviews assets on a consolidated basis and not on a segment basis.

Information about our total net revenue by platform for the three months ended June 30, 2007 and 2006 is presented below (in millions):

	Three Months Ended
	June 30,
	2007	2006
Consoles
PlayStation 2	$61	$99
Xbox 360	47	61
Wii	29	—
PLAYSTATION 3	13	—
Xbox	3	23
Nintendo GameCube	1	11

Total Consoles	154	194
PC	89	66
Mobility
Cellular Handsets	33	33
Nintendo DS	25	8
PSP	21	37
Game Boy Advance	2	7

Total Mobility	81	85
Co-publishing and Distribution	39	42
Internet Services, Licensing and Other
Subscription Services	23	16
Licensing, Advertising and Other	9	10

Total Internet Services, Licensing and Other	32	26

Total Net Revenue	$395	$413

Information about our operations in North America, Europe and Asia for the three months ended June 30, 2007 and 2006 is presented below (in millions):

	North
	America	Europe	Asia	Total
Three months ended June 30, 2007
Net revenue from unaffiliated customers	$163	$204	$28	$395
Long-lived assets	1,150	266	10	1,426

Three months ended June 30, 2006
Net revenue from unaffiliated customers	$209	$169	$35	$413
Long-lived assets	1,060	212	12	1,284
No single customer represented more than 10 percent of total net revenue during the three months ended June 30, 2007. Our direct sales to Wal-Mart Stores, Inc. represented approximately 11 percent of total net revenue for the three months ended June 30, 2006.
(14) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement should not be applied retrospectively to fiscal years beginning prior to the effective date, except as permitted with early adoption. We are evaluating if we will adopt SFAS No. 159 and what impact the adoption will have on our Condensed Consolidated Financial Statements if we adopt. If we adopt SFAS No. 159, it could have a material impact on our Condensed Consolidated Financial Statements.
In June 2007, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus conclusion on EITF 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development”. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 and requires prospective application for new contracts entered into after the effective date. We do not expect the adoption of EITF 07-03 to have a material impact on our Condensed Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Electronic Arts Inc.:
We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of June 30, 2007, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2007 and July 1, 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of March 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated May 29, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
KPMG LLP
Mountain View, California
August 6, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. We use words such as “anticipate”, “believe”, “expect”, “intend”, “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed in this report under the heading “Risk Factors” in Part II, Item 1A, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed with the Securities and Exchange Commission (“SEC”) on May 30, 2007 and in other documents we have filed with the SEC.
OVERVIEW
The following overview is a top-level discussion of our operating results as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three months ended June 30, 2007, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and the Condensed Consolidated Financial Statements and related notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed with the SEC on May 30, 2007 and in other documents we have filed with the SEC.
About Electronic Arts
We develop, market, publish and distribute interactive software games that are playable by consumers on video game consoles (such as the Sony PlayStation® 2 and PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, mobile platforms (including cellular handsets and handheld game players such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™) and online (over the Internet and other proprietary online networks). Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™ and Need for Speed™). Our goal is to publish titles with mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Lord of the Rings and Harry Potter).
Overview of Financial Results
Special Note Regarding Deferred Net Revenue
The ubiquity of high-speed Internet access and the integration of network connectivity into new generation game consoles are expected to increase demand for games with online-enabled features. To address this demand, many of our software products are developed with the ability to be connected to, and played via, the Internet. In order for consumers to participate in online communities and play against one another via the Internet, we (or through outsourced arrangements with third parties) maintain servers which support the various online services we provide to consumers such as matchmaking, roster updates, tournaments and player rankings. In situations where we do not separately sell these online services, we consider the sale of the software product as a “bundle” sale, or multiple element arrangement, in which we sell both the software product and the online service for one combined price.
Through fiscal 2007, for accounting purposes, vendor specific objective evidence of fair value existed for the online service. Accordingly, we allocated the revenue collected from the sale of the software product between the online service and the software product and recognized the amounts allocated to each element separately. However, starting in fiscal 2008, for accounting purposes, the required vendor specific objective evidence of fair value does not exist for the online services related to certain of our online-enabled software products. This prevents us from allocating and recognizing revenue related to the software product and the online services separately. Accordingly, starting in fiscal 2008, we are recognizing all of the revenue from the sale of our online-enabled software products for the PC, PlayStation 2, PLAYSTATION 3 and the PSP on a deferred basis – over an estimated online service period, which we estimate to be six months beginning in the month after shipment. We anticipate that we will defer approximately $350 to $450 million in net revenue from the sale of these online-enabled software products from fiscal 2008 and into fiscal 2009. On a quarterly basis, this amount will vary significantly depending upon the timing of the release, sales volume, returns and price protection provided for these online-enabled software products. In addition, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis), which inherently creates volatility in our reported gross margin percentages. As of June 30, 2007, we had an accumulated balance of $68 million of deferred net revenue related to online-enabled packaged goods and digital content.
Three Months Ended June 30, 2007
Total net revenue for the three months ended June 30, 2007 was $395 million, down 4 percent as compared to the three months ended June 30, 2006. The impact of deferrals related to packaged goods and digital content for the three months ended June 30, 2007 decreased our reported net revenue by $36 million. Net revenue was driven by sales of Harry Potter and the Order of the Phoenix™, Command & Conquer 3 Tiberium Wars™, The Sims™ 2 Pets, Need for Speed™ Carbon, and The Sims™ 2. During the quarter, Harry Potter and the Order of the Phoenix sold over two million copies.
Net loss for the three months ended June 30, 2007 was $132 million as compared to a net loss of $81 million for the three months ended June 30, 2006. Diluted loss per share for the three months ended June 30, 2007 was $0.42 as compared to a diluted loss per share of $0.26 for the three months ended June 30, 2006. Net loss increased during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to (1) an $18 million decrease in net revenue primarily as a result of the deferral of net revenue related to certain of our packaged goods and digital content sales in the amount of $36 million, (2) an increase of $18 million in personnel-related costs resulting from an increase in headcount, (3) an increase in external development costs of $17 million due to a higher number of projects in development as compared to the prior year, and (4) an increase of $10 million in facilities-related expenses to support our business.
During the three months ended June 30, 2007, we used $192 million of cash from operating activities as compared to $38 million for the three months ended June 30, 2006. The increase in cash used in operating activities for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 resulted primarily from (1) approximately $90 million increase in annual bonus payments, (2) a $26 million increase as a result of the timing of our royalty payments, and (3) an increase in operating expenses.
Management’s Overview of Historical and Prospective Business Trends
Fiscal 2008 Reorganization. In June 2007, we announced that we will organize our business into four divisions, which we call “Labels”: EA SPORTS, EA Games, EA Casual Entertainment and The Sims. Each Label will operate with dedicated studio and publishing teams focused on consumer-driven priorities. The new structure is designed to streamline decision-making, improve global focus, and speed new ideas to the market.
Transition to a New Generation of Consoles. Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. Microsoft launched the Xbox 360 in November 2005, while Sony and Nintendo launched the PLAYSTATION 3 and the Wii, respectively, in November 2006. We have continued to develop and market new titles for prior-generation video game systems such as the PlayStation 2 while also making significant investments in products for the new systems. As the prior-generation systems reach the end of their life cycle and the installed base of the new systems continues to grow, our sales of video games for prior-generation systems will continue to decline as (1) we produce fewer titles for prior-generation systems, (2) consumers replace their prior-generation systems with the new systems, and/or (3) consumers reduce game software purchases for certain prior-generation consoles generally until they are able to purchase a new video game hardware system. This decline in prior-generation product sales could ultimately be greater or faster than we anticipate, and sales of products for the new platforms may be lower or increase more slowly than we anticipate. Moreover, we expect development costs for the new video game systems to be greater on a per-title basis than development costs for prior-generation video game systems.

We have incurred increased costs during this transition as we have continued to develop and market new titles for certain prior-generation video game platforms while also making significant investments in products for the new generation platforms. As a result of these factors, we expect research and development expenses to increase in fiscal 2008 as compared to fiscal 2007; however, we expect research and development expenses to decline as a percentage of net revenue in fiscal 2008 as compared to fiscal 2007.
Investment in Online. Today, we generate net revenue from a variety of online products and services, including casual games and downloadable content marketed under our Pogo brand, persistent state world games such as Ultima OnlineTM and Dark Age of Camelot®, PC-based downloadable content and online-enabled packaged goods. In addition, we are anticipating the release of Warhammer® Online which is currently in beta testing. As the nature of online game offerings expands and evolves, we anticipate long-term opportunities for growth in this area. For example, we expect that consumers will take advantage of the online connectivity of the new generation of consoles at a much higher rate than they have on prior-generation consoles, allowing more consumers to enhance their gameplay experience through multiplayer activity, community-building and downloading content. We plan to increase the amount of content available for download on the PC and consoles, increase the number of games with dynamic in-game advertising and to increase the number of PC-based games that can be downloaded digitally. In addition, we plan to expand our casual game offerings internationally and to invest in growing genres such as mid-session games. To further enhance our online offerings, we acquired Mythic Entertainment, Inc. (“Mythic”), a developer and publisher of massively multiplayer online role-playing games, in July 2006. We intend to make significant investments in online products, infrastructure and services and believe that online gameplay will become an increasingly important part of our business in the long term.
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
As mobile technology continues to evolve and the installed base of both handheld game systems and game-enabled cellular phones continues to expand, we anticipate that sales of our titles for mobile platforms – for both handhelds and cellular handsets – will become an increasingly important part of our business.
Acquisitions and Investments. We have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions, including acquisitions of companies, businesses, intellectual properties, and other assets. Since the beginning of fiscal 2007, we have completed several acquisitions and investments:
•	In May 2007, we entered into a licensing agreement with and made a strategic equity investment in The9 Limited (“The9”), a leading online game operator in China. The licensing agreement gives The9 exclusive publishing rights for EA SPORTS™ FIFA Online in mainland China.

•	In April 2007, we expanded our commercial agreements with and made strategic equity investments in Neowiz Corporation and a related online gaming company, Neowiz Games. Based in Korea, Neowiz is an online media and gaming company with which we partnered in 2006 to launch EA SPORTS FIFA Online in Korea. We refer to Neowiz Corporation and Neowiz Games collectively as “Neowiz”.

•	In October 2006, the remaining outstanding shares of Digital Illusions C.E. (“DICE”) were purchased, thereby completing the acquisition of the remaining minority interest of DICE.

•	In July 2006, we acquired Mythic as part of our efforts to accelerate our growth in the massively multiplayer online role-playing market.

•	In fiscal 2007, we also acquired SingShot Media, a San Francisco-based online karaoke community, as well as substantially all of the assets of Headgate Studios, a Utah-based developer with which we had partnered since 2000 to develop certain EA franchises, and Phenomic Game Development, a developer of real-time-strategy games based in Germany.
International Operations and Foreign Currency Exchange Impact. International sales are a fundamental part of our business. Net revenue from international sales accounted for approximately 59 percent of our total net revenue during the first three months of fiscal 2008 and approximately 49 percent of our total net revenue during the first three months of fiscal 2007. Our international net revenue was primarily driven by sales in Europe and, to a much lesser extent, in Asia. Year-over-year, foreign exchange rates had a favorable impact on our net revenue of $14 million, or 3 percent, for the three months ended June 30, 2007. We believe that in order to succeed internationally, it is important to locally develop content that is specifically directed toward local cultures and consumers. As such, we expect to continue to devote resources to hiring local development talent and expanding our infrastructure, particularly in Asia.
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
Revenue Recognition, Sales Returns, Allowances and Bad Debt Reserves
We derive revenue principally from sales of interactive software games designed for play on video game consoles (such as the PLAYSTATION 3, Xbox 360 and Wii), PCs and mobile platforms including handheld game players (such as the Sony PSP and Nintendo DS), and cellular handsets. We evaluate the recognition of revenue based on the criteria set forth in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four of the following criteria are met:
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
Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report in each period. For example, for multiple element arrangements, we must make assumptions and judgments in order to: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific objective evidence of fair value (“VSOE”) exists for each undelivered element; and (4) allocate the total price among the various elements we must deliver. Changes to any of these assumptions or judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period. For example, some of our packaged goods products are sold with online services. Prior to fiscal 2008, we were able to determine VSOE for the online services to be delivered; therefore, we were able to allocate the total price received from the combined product and online service sale between these two elements and recognize the related revenue separately. However, starting in fiscal 2008, VSOE does not exist for the online services to be delivered for certain platforms and all revenue from these transactions are recognized over the estimated online service period. More specifically, starting in fiscal 2008, we began to recognize the revenue from sales of certain online-enabled packaged goods on a straight-line basis over a six month period beginning in the month after shipment. Accordingly, this relatively small change (from having VSOE for online hosting services to no longer having VSOE) has had a significant effect on our reported results.
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
Product revenue, including sales to resellers and distributors (“channel partners”), is recognized when the above criteria are met. We reduce product revenue for estimated future returns, price protection, and other offerings, which may occur with our customers and channel partners. Price protection represents the right to receive a credit allowance in the event we lower our wholesale price on a particular product. The amount of the price protection is generally the difference between the old price and the new price. In certain countries, we have stock-balancing programs for our PC and video game system products, which allow for the exchange of these products by resellers under certain circumstances. It is our general practice to exchange products or give credits rather than to give cash refunds.
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
In the future, actual returns and price protections may materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of product returns and/or price protection for our products may continue to increase as the PlayStation 2 console moves through its lifecycle. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates changed, our returns and price protection reserves would change, which would impact the total net revenue we report. For example, if actual returns and/or price protection were significantly greater than the reserves we have established, our actual results would decrease our reported total net revenue. Conversely, if actual returns and/or price protection were significantly less than our reserves, this would increase our reported total net revenue. In addition, if our estimates of returns and price protection related to online-enabled packaged goods products change, the amount of net deferred revenue we recognize in the future would change.
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

Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of goods sold generally at the greater of the contractual rate or an effective royalty rate based on the total projected net revenue. Significant judgment is required to estimate the effective royalty rate for a particular contract. Because the computation of effective royalty rates requires us to project future revenue, it is inherently subjective as our future revenue projections must anticipate a number of factors, including (1) the total number of titles subject to the contract, (2) the timing of the release of these titles, (3) the number of software units we expect to sell which can be impacted by a number of variables, including product quality and competition, and (4) future pricing. Determining the effective royalty rate for our titles is particularly challenging due to the inherent difficulty in predicting the popularity of entertainment products. Accordingly, if our future revenue projections change, our effective royalty rates would change, which could impact the royalty expense we recognize. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally made in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the release of the product. Accordingly, payments that are due prior to completion of a product are generally amortized to research and development over the development period as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold.
Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of June 30, 2007 and March 31, 2007, approximately $17 million and $9 million, respectively, of minimum guaranteed royalty obligations had been recognized in each period.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. During the three months ended June 30, 2007, we recognized impairment charges of less than $1 million. We had no impairments during the three months ended June 30, 2006.
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
Under current accounting standards, we make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate a potential impairment in the remaining value of the assets recorded on our Condensed Consolidated Balance Sheets. In order to determine if a potential impairment has occurred, management makes various assumptions about the future value of the asset by evaluating future business prospects and estimated cash flows. Our future net cash flows are primarily dependent on the sale of products for play on proprietary video game consoles, handheld game players, PCs, and cellular handsets (“platforms”). The sales of our products are affected by our ability to accurately predict which platforms and which products we develop will be successful. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Due to product sales shortfalls, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge being recorded in the future. There were no impairment charges recorded in the three months ended June 30, 2007. We recognized an insignificant amount of impairment during the three months ended June 30, 2006.
Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” requires at least an annual assessment for impairment of goodwill by applying a fair-value-based test. A two-step approach is required to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. Application of the goodwill impairment test requires judgment, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology which requires significant judgment to estimate the future cash flows, determine the appropriate discount rates, growth rates and other assumptions. The determination of fair value for each reporting unit could be materially affected by changes in these estimates and assumptions which could trigger impairment. In fiscal 2007, we completed the first step of the annual goodwill impairment testing as of January 1, 2007 and found no indicators of impairment of our recorded goodwill. We did not recognize an impairment loss on goodwill in fiscal 2007, 2006 or 2005. Future impairment tests may result in a charge to earnings and there is a potential for a write-down of goodwill in connection with the annual impairment test.
      Stock-Based Compensation
We are required to estimate the fair value of share-based payment awards on the date of grant. The estimated fair value of stock options and stock purchase rights granted pursuant to our employee stock purchase plan (“ESPP”) is determined using the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make certain assumptions about the future. The determination of fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the Black-Scholes valuation calculation:
•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•	Expected volatility. We use a combination of historical stock price volatility and implied volatility computed based on the price of options publicly traded on our common stock for our expected volatility assumption.

•	Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

•	Expected dividends.
Employee stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.
Changes to our underlying stock price, our assumptions used in the Black-Scholes option valuation calculation and our forfeiture rate as well as future grants of equity could significantly impact compensation expense to be recognized during fiscal 2008 and future periods.
We continue to recognize the remaining compensation expense for options granted prior to our adoption of SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment” using the accelerated approach over the requisite service period. However, in conjunction with our adoption of SFAS No. 123(R) in fiscal 2007, we changed our method of recognizing our stock-based compensation expense for post-adoption grants to the straight-line approach over the requisite service period.
     Income Taxes
We adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, in the first quarter of fiscal 2008. See Note 8 of the Notes to Condensed Consolidated Financial Statements.
In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our uncertain tax positions in each jurisdiction where we operate. These estimates involve complex issues and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues frequently may take extended periods of time due to examinations by tax authorities and statutes of limitations. We are also required to make determinations of the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction.
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
The calculation of our tax liabilities involves accounting for uncertainties in the application of complex tax rules, regulations and practices. As a result of the implementation of FIN No. 48, we recognize benefits for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition of a benefit (or the absence of a liability) by determining if the weight of available evidence indicates that it is more likely than not that the position taken will be sustained upon audit, including resolution of related appeals or litigation processes, if any. If it is not “more likely than not” that the position will be sustained, then we do not recognize any benefit for the position. If it is more likely than not that the position will be sustained, a second step in the process is required to estimate how much of the benefit we will ultimately receive. This second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on a number of factors including, but not limited to, changes in facts or circumstances, changes in tax law, new facts, correspondence with tax authorities during the course of an audit, effective settlement of audit issues, and commencement of new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. As a result of the adoption of FIN No. 48, we expect our tax rate to be more volatile.
In order to estimate our annual effective tax rate, we are required to make a projection of several items, including our projected amount of full-year income in each jurisdiction in which we operate and the related income tax expense in each jurisdiction. While this projection is inherently uncertain, our estimated annual tax rate for fiscal 2008 is expected to be unusually volatile and subject to significantly greater variation because relatively small changes in our forecasted profitability and geographical mix of income for fiscal 2008 will significantly affect our estimated annual effective tax rate. As such, as of the end of the first quarter of fiscal 2008, we believe our quarterly tax rate is currently the most reliable estimate of our effective tax rate. Accordingly, the effective income tax rate reflected in our financial statements for the first quarter of fiscal 2008 reflects only our estimated tax liabilities and tax benefits for this quarter. The overall effective income tax rate for the fiscal year and subsequent quarters will likely be different from this quarter’s tax rate and could be considerably higher or potentially lower, depending on our profitability for the year.
RESULTS OF OPERATIONS
Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2008 and 2007 contain 52 weeks and end on March 29, 2008 and March 31, 2007, respectively. Our results of operations for the fiscal quarters ended June 30, 2007 and 2006 contain 13 weeks and ended on June 30, 2007 and July 1, 2006, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
Beginning on April 1, 2006, we adopted SFAS No. 123(R) and applied the provisions of SAB No. 107, “Share-Based Payment”, to our adoption of SFAS No. 123(R). During the three months ended June 30, 2007, we recognized stock-based compensation of $28 million, pre-tax, and $23 million, net of tax. During the three months ended June 30, 2006, we recognized stock-based compensation of $37 million, pre-tax, and $29 million, net of tax. Stock-based compensation expense has been reflected in the respective functional line items on our Condensed Consolidated Statements of Operations.

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
From a geographical perspective, our total net revenue for the three months ended June 30, 2007 and 2006 was as follows (in millions):

	Three Months Ended June 30,				Increase /	%
	2007		2006		(Decrease)	Change
North America	$163	41%	$209	51%	$(46)	(22%)

Europe	204	52%	169	41%	35	21%
Asia	28	7%	35	8%	(7)	(20%)

International	232	59%	204	49%	28	14%

Total Net Revenue	$395	100%	$413	100%	$(18)	(4%)

Total net revenue for the three months ended June 30, 2007 was $395 million, down 4 percent as compared to the three months ended June 30, 2006. Deferred net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $36 million(a) during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. From an operational perspective, the decrease was driven by (1) a $38 million decrease in net revenue from sales of titles for the PlayStation 2 (of which $8 million was deferred and will be recognized in future periods), (2) a $20 million decrease in net revenue from sales of titles for the Xbox, and (3) a $16 million decrease in net revenue from sales of titles for the PSP (of which $9 million was deferred and will be recognized in future periods). These decreases were significantly offset by (1) $29 million of net revenue from sales of titles for the Wii, which was initially released in November 2006, (2) an increase of $23 million in net revenue from sales of titles for the PC (of which $7 million was deferred and will be recognized in future periods), and (3) an increase of $17 million in net revenue from sales of titles for the Nintendo DS.
(a)	The deferral of $36 million of net revenue, which will be recognized in future periods, consisted of (1) $9 million of net revenue related to the PSP, (2) $8 million of net revenue related to the PlayStation 2, (3) $7 million of net revenue related to the PLAYSTATION 3, (4) $7 million of net revenue related to the PC, (5) $1 million of net revenue related to cellular handsets, and (6) $4 million of other net revenue.
North America
For the three months ended June 30, 2007, net revenue in North America was $163 million, driven by sales of Harry Potter and the Order of the Phoenix, Command & Conquer 3 Tiberium Wars, and Club Pogo subscription revenue.
Net revenue for the three months ended June 30, 2007 decreased 22 percent as compared to the three months ended June 30, 2006. Deferred net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $8 million(b) during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. From an operational perspective, the decrease was driven by (1) a $27 million decrease in net revenue from sales of titles for the PlayStation 2 (of which $2 million was deferred and will be recognized in future periods), (2) a $16 million decrease in net revenue from sales of titles for the Xbox 360, and (3) a $14 million decrease in net revenue from sales of titles for the Xbox. These decreases were partially offset by (1) $13 million of net revenue from sales of titles for the Wii, and (2) a $7 million increase in net revenue from sales of titles for the PC.
(b)	The deferral of $8 million of net revenue, which will be recognized in future periods, consisted of (1) $3 million of net revenue related to the PSP, (2) $2 million of net revenue related to the PlayStation 2, (3) $1 million of net revenue related to cellular handsets, and (4) $2 million of other net revenue.

We expect net revenue for North America to increase during fiscal 2008 as compared to fiscal 2007.
Europe
For the three months ended June 30, 2007, net revenue in Europe was $204 million, driven by sales of Harry Potter and the Order of the Phoenix, Command & Conquer 3 Tiberium Wars, and The Sims 2. We estimate that foreign exchange rates (primarily the Euro and the British pound sterling) increased reported net revenue by approximately $13 million, or 8 percent, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Excluding the effect of foreign exchange rates, we estimate that net revenue increased by approximately $43 million, or 25 percent, for the three months ended June 30, 2007.
Net revenue for the three months ended June 30, 2007 increased 21 percent as compared to the three months ended June 30, 2006. Deferred net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $21 million(c) during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. From an operational perspective, the increase was driven by (1) a $20 million increase in net revenue from sales of titles for the PC (of which $4 million was deferred and will be recognized in future periods), (2) $15 million of net revenue from sales of titles for the Wii, and (3) a $10 million increase in net revenue from sales of titles for the Nintendo DS. These increases were partially offset by an $8 million decrease in net revenue from sales of titles for the PlayStation 2 (of which $5 million was deferred and will be recognized in future periods).
(c)	The deferral of $21 million of net revenue, which will be recognized in future periods, consisted of (1) $5 million of net revenue related to the PlayStation 2, (2) $5 million of net revenue related to the PLAYSTATION 3, (3) $4 million of net revenue related to the PC, (4) $4 million of net revenue related to the PSP, and (5) $3 million of other net revenue.
We expect net revenue for Europe to increase during fiscal 2008 as compared to fiscal 2007.
Asia
For the three months ended June 30, 2007, net revenue in Asia was $28 million, driven by sales of Harry Potter and the Order of the Phoenix, Command & Conquer 3 Tiberium Wars and Medal of Honor AirborneTM. We estimate that foreign exchange rates increased reported net revenue by approximately $1 million, or 3 percent, for the three months ended June 30, 2007 as compared to the three months ended June 30 2006. Excluding the effect of foreign exchange rates, we estimate that net revenue decreased by approximately $1 million, or 3 percent, for the three months ended June 30, 2007.
Net revenue for the three months ended June 30, 2007 decreased 20 percent as compared to the three months ended June 30, 2006. Deferred net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $7 million(d) during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.
(d)	The deferral of $7 million of net revenue, which will be recognized in future periods, consisted of (1) $3 million of net revenue related to the PLAYSTATION 3, (2) $2 million of net revenue related to the PC, (3) $1 million of net revenue related to the PlayStation 2, and (4) $1 million of net revenue related to the PSP.
We expect net revenue for Asia to increase slightly during fiscal 2008 as compared to fiscal 2007.
Cost of Goods Sold
Cost of goods sold for our packaged-goods business consists of (1) product costs, (2) certain royalty expenses for celebrities, professional sports and other organizations and independent software developers, (3) manufacturing royalties, net of volume discounts and other vendor reimbursements, (4) expenses for defective products, (5) write-offs of post-launch prepaid royalty costs, (6) amortization of certain intangible assets, (7) personnel-related costs, and (8) distribution costs. We generally recognize volume discounts when they are earned from the manufacturer (typically in connection with the achievement of unit- based milestones), whereas other vendor reimbursements are generally recognized as the related revenue is recognized. Cost of goods sold for our online products consists primarily of data center and bandwidth costs associated with hosting our web sites, credit card fees and royalties for use of third-party properties. Cost of goods sold for our web site advertising business primarily consists of ad-serving costs.

Costs of goods sold for the three months ended June 30, 2007 and 2006 were as follows (in millions):

					Change as a
June 30,	% of Net	June 30,	% of Net		% of Net
2007	Revenue	2006	Revenue	% Change	Revenue
$ 166	42.0%	$ 168	40.7%	(1.2%)	1.3%
During the three months ended June 30, 2007, as a percentage of total net revenue, cost of goods sold increased primarily as a result of the deferral of $36 million in net revenue related to certain online-enabled packaged goods and digital content with no corresponding deferral in cost of goods sold. Overall, cost of goods sold as a percentage of total net revenue increased by approximately 4 percent in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to our net revenue deferral.
As a percentage of total net revenue, the increase to cost of goods sold was partially offset by lower royalty costs as a result of (1) lower royalty rates on sales of titles shipped in the first quarter of the current year versus titles shipped in the first quarter of the prior year and (2) lower royalty costs associated with our cellular handset business. We estimate that royalty costs as a percentage of total net revenue decreased by approximately 3 percent during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.
Although there can be no assurance, and our actual results could differ materially, in the short term we expect our gross margin as a percentage of total net revenue to decline in fiscal 2008 as compared to fiscal 2007 as a result of (1) increased deferred net revenue related to certain online-enabled packaged goods (we expense the cost of goods sold related to these transactions during the period in which the product is delivered) and (2) a higher mix of co-publishing and distribution net revenue that has a lower gross margin.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs and advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three months ended June 30, 2007 and 2006 were as follows (in millions):

June 30,	% of Net	June 30,	% of Net
2007	Revenue	2006	Revenue	$ Change	% Change
$ 82	21%	$ 77	19%	$ 5	6%
Marketing and sales expenses increases by $5 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The increase was primarily due to an increase of $4 million in personnel-related costs primarily resulting from an increase in headcount of 18 percent.
We expect marketing and sales expenses to increase in absolute dollars in fiscal 2008 as compared to fiscal 2007 primarily due to higher advertising and marketing activity to support our titles.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, and allowances for doubtful accounts.

General and administrative expenses for the three months ended June 30, 2007 and 2006 were as follows (in millions):

June 30,	% of Net	June 30,	% of Net
2007	Revenue	2006	Revenue	$ Change	% Change
$ 71	18%	$ 59	14%	$ 12	20%
General and administrative expenses increased by $12 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 primarily due to increases in contracted services associated with systems initiatives and professional services of $7 million and facilities-related expenses of $5 million to support our business.
We expect general and administrative expenses to increase in absolute dollars in fiscal 2008 as compared to fiscal 2007 primarily due to an increase in personnel-related costs.
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
Research and development expenses for the three months ended June 30, 2007 and 2006 were as follows (in millions):

June 30,	% of Net	June 30,	% of Net
2007	Revenue	2006	Revenue	$ Change	% Change
$ 250	63%	$ 216	52%	$ 34	16%
Research and development expenses increased by $34 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The increase was primarily due to (1) an increase of $17 million in external development costs primarily due to a higher number of projects in development as compared to the prior year, (2) an increase of $13 million in personnel-related costs, primarily due to a 16 percent increase in headcount as compared to prior year, and (3) an increase of $5 million in facilities-related expenses in support of our research and development functions worldwide.
We expect research and development expenses to increase in absolute dollars in fiscal 2008 as compared to fiscal 2007 primarily to support our development of titles for the new generation of consoles.
Restructuring Charges
Restructuring charges for the three months ended June 30, 2007 and 2006 were as follows (in millions):

June 30,	% of Net	June 30,	% of Net
2007	Revenue	2006	Revenue	$ Change	% Change
$ 2	1%	$ 6	1%	$ (4)	(67%)
During the three months ended June 30, 2007, we incurred approximately $2 million of employee-related restructuring expenses in connection with our fiscal 2006 international publishing reorganization. During the three months ended June 30, 2006, restructuring charges were approximately $6 million of which $4 million was for employee-related expenses and $2 million in other costs in connection with our fiscal 2006 international publishing reorganization.
In connection with our fiscal 2006 international publishing reorganization, in fiscal 2008, we expect to incur between $5 million and $10 million of restructuring costs. Overall, including charges incurred through June 30, 2007, we expect to incur between $50 million and $55 million of restructuring costs in connection with our fiscal 2006 international publishing reorganization, substantially all of which will result in cash expenditures by 2017. These restructuring costs will consist primarily of employee-related relocation assistance (approximately $30 million), facility exit costs (approximately $15 million), as well as other reorganization costs (approximately $7 million).
Interest and Other Income, Net
Interest and other income, net, for the three months ended June 30, 2007 and 2006 were as follows (in millions):

June 30,	% of Net	June 30,	% of Net
2007	Revenue	2006	Revenue	$ Change	% Change
$ 27	7%	$ 21	5%	$ 6	29%
For the three months ended June 30, 2007, interest and other income, net, increased by $6 million, or 29 percent, as compared to the three months ended June 30, 2006 primarily due to an increase of $7 million in interest income as a result of higher yields on our cash, cash equivalent and short-term investment balances.
Income Taxes
Benefit from income taxes for the three months ended June 30, 2007 and 2006 were as follows (in millions):

June 30,	Effective	June 30,	Effective
2007	Tax Rate	2006	Tax Rate	% Change
$ 24	15.1%	$ 17	17.6%	41%
Our effective income tax rates were 15.1 percent and 17.6 percent for the three months ended June 30, 2007 and 2006, respectively. Because relatively small changes in our forecasted profitability for fiscal 2008 can significantly affect our estimated annual effective tax rate, we believe our quarterly tax benefit rate of 15.1 percent is currently the most reliable estimate of our effective tax benefit rate. Accordingly, our quarterly tax rate for the three months ended June 30, 2007 and the remainder of fiscal 2008 largely depend on our profitability and could fluctuate significantly. In addition, our effective income tax rates for the remainder of fiscal 2008 and future periods will depend on a variety of factors. For example, changes in our business, including acquisitions and intercompany transactions (for example, the acquisition of and intercompany transactions relating to both Mythic and DICE) in prior years, changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, as well as changes in, or termination of, our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income or loss can affect the overall effective income tax rate for the remainder of fiscal 2008 and future periods. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile.
We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes have been provided thereon. Although we repatriated funds under the American Jobs Creation Act of 2004 in fiscal 2006, we currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the United States.
Impact of Recently Issued Accounting Standards
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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement should not be applied retrospectively to fiscal years beginning prior to the effective date, except as permitted with early adoption. We are evaluating if we will adopt SFAS No. 159 and what impact the adoption will have on our Condensed Consolidated Financial Statements if we adopt. If we adopt SFAS No. 159, it could have a material impact on our Condensed Consolidated Financial Statements.
In June 2007, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus conclusion on EITF 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development”. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 and requires prospective application for new contracts entered into after the effective date. We do not expect the adoption of EITF 07-03 to have a material impact on our Condensed Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	June 30,	March 31,	Increase/
(In millions)	2007	2007	(Decrease)
Cash and cash equivalents	$663	$1,371	$(708)
Short-term investments	1,526	1,264	262
Marketable equity securities	660	341	319

Total	$2,849	$2,976	$(127)

Percentage of total assets	57%	58%

	June 30,
(In millions)	2007	2006	Decrease
Cash used in operating activities	$(192)	$(38)	$(154)
Cash provided by (used in) investing activities	(547)	11	(558)
Cash provided by financing activities	26	27	(1)
Effect of foreign exchange on cash and cash equivalents	5	6	(1)

Net increase (decrease) in cash and cash equivalents	$(708)	$6	$(714)

     Changes in Cash Flow
During the three months ended June 30, 2007, we used $192 million of cash from operating activities as compared to $38 million for the three months ended June 30, 2006. The increase in cash used in operating activities for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 resulted primarily from (1) approximately $90 million increase in annual bonus payments, (2) a $26 million increase as a result of the timing of our royalty payments, and (3) an increase in operating expenses. We expect cash provided by operating activities to increase in fiscal 2008 as compared to fiscal 2007.
For the three months ended June 30, 2007, we generated $641 million of cash proceeds from maturities and sales of short-term investments and $18 million in proceeds from sales of common stock through our stock-based compensation plans. Our primary use of cash in non-operating activities consisted of $897 million used to purchase short-term investments and $277 million used to purchase marketable equitable securities and investments in affiliates.
     Short-term investments and marketable equity securities
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2007, our short-term investments had gross unrealized gains of less than $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of approximately $3 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses. However, as of June 30, 2007, we had no intention of selling any short-term investments that had an unrealized loss.
Marketable equity securities increased to $660 million as of June 30, 2007, from $341 million as of March 31, 2007. This increase was primarily due to (1) our $167 million investment in The9, (2) our $83 million common stock investment in Neowiz, and (3) increases in the fair value of our investments in The9 of $41 million and Ubisoft Entertainment of $27 million. In addition, we made a $27 million preferred stock investment in Neowiz which is classified as an investment in affiliates on our Condensed Consolidated Balance Sheets.
     Receivables, net
Our gross accounts receivable balances were $299 million and $470 million as of June 30, 2007 and March 31, 2007, respectively. The decrease in our accounts receivable balance was primarily due to lower sales volumes in the first quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007 and the collection of receivables from the fourth quarter of fiscal 2007, which was expected as we traditionally have lower sales during our first fiscal quarter as compared to our fourth fiscal quarter. We expect our accounts receivable balance to increase during the three months ending September 30, 2007 based on our seasonal product release schedule. Reserves for sales returns, pricing allowances and doubtful accounts decreased in absolute dollars from $214 million as of March 31, 2007 to $176 million as of June 30, 2007. Reserves remained flat at 8 percent as a percentage of trailing nine month net revenue for both June 30, 2007 and March 31, 2007. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.
     Inventories
Inventories increased to $74 million as of June 30, 2007, from $62 million as of March 31, 2007 primarily as a result of an inventory build-up related to NCAA® Football 08 in anticipation of the post-quarter release. Other than NCAA Football 08 and Harry Potter and the Order of the Phoenix, no single title represented more than $5 million of inventory as of June 30, 2007.
     Other current assets
Other current assets increased to $252 million as of June 30, 2007, from $219 million as of March 31, 2007, primarily due to an increase in prepaid royalties.
     Accounts payable
Accounts payable decreased to $119 million as of June 30, 2007, from $180 million as of March 31, 2007, primarily due to lower marketing and advertising expenses during first quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007 related to the seasonality of our business.
     Accrued and other current liabilities
Our accrued and other current liabilities decreased to $415 million as of June 30, 2007 from $814 million as of March 31, 2007. The decrease was primarily due to (1) $283 million of current income taxes accrued being reclassified to long-term tax obligations as a result of our adoption of FIN No. 48 (see Note 8 of the Notes to Condensed Consolidated Financial

Statements), and (2) payments of $127 million related to our fiscal 2007 bonus made during the three months ended June 30, 2007.
     Deferred income taxes, net
Our net deferred income tax asset position increased by $55 million as of June 30, 2007 as compared to March 31, 2007 primarily due to increases of (1) $25 million in deferred tax assets resulting from the tax benefit we recognized related to our operating loss during the three months ended June 30, 2007, (2) $6 million in deferred tax assets related to stock-based compensation, and (3) $36 million in deferred tax assets related to the adoption of FIN No. 48. These increases were partially offset by increases in deferred tax liabilities of $17 million related to the unrealized gains on investments which were recognized in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets.
     Financial Condition
We believe that existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, capital expenditures, and potential future acquisitions or strategic investments. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, pursue strategic acquisitions and investments or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.
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
As of June 30, 2007, approximately $1,010 million of our cash, cash equivalents, short-term investments and marketable equity securities that was generated from operations was domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
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
The following table summarizes our minimum contractual obligations and commercial commitments as of June 30, 2007, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

				Commercial
	Contractual Obligations			Commitments
		Developer/		Letter of Credit,
Fiscal Year		Licensor		Bank and
Ending March 31,	Leases (1)	Commitments (2)	Marketing	Other Guarantees	Total
2008 (remaining nine months)	$44	$173	$63	$5	$285
2009	56	205	40	—	301
2010	39	165	31	—	235
2011	27	264	32	—	323
2012	24	62	17	—	103
Thereafter	46	662	169	—	877
Total	$236	$1,531	$352	$5	$2,124

(1)	See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information.

(2)	Developer/licensor commitments include $17 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of June 30, 2007 because payment is not contingent upon performance by the developer or licensor.
The amounts represented in the table above reflect our minimal cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements.
Lease commitments include contractual rental commitments of $15 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported on our Condensed Consolidated Balance Sheets as of June 30, 2007. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

Also, as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements, we adopted the provisions of FIN No. 48. As of April 1, 2007, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $318 million, of which approximately $41 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

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
We believe that, as of June 30, 2007, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.
The two lease agreements with Keybank National Association described above require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of June 30, 2007.

				Actual as of
Financial Covenants		Requirement		June 30, 2007
Consolidated Net Worth (in millions)		equal to or greater than	$2,430	$4,053
Fixed Charge Coverage Ratio		equal to or greater than	3.00	4.20
Total Consolidated Debt to Capital		equal to or less than	60%	5.7%
Quick Ratio —	Q1 & Q2	equal to or greater than	1.00	6.57
	Q3 & Q4	equal to or greater than	1.75	N/A
     Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.
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
     Foreign Currency Exchange Rate Risk
Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into net revenue or operating expenses, as appropriate in the period when the forecasted transaction is recorded. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net, in our Condensed Consolidated Statements of Operations. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in revenue and operating expenses. As of June 30, 2007, we had foreign currency option contracts to purchase approximately $29 million in foreign currencies and to sell approximately $346 million of foreign currencies. As of June 30, 2007, these foreign currency option contracts outstanding had a total fair value of $3 million, included in other current assets.
Balance Sheet Hedging Activities. We use foreign exchange forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign exchange forward contracts are not designated as hedging instruments under SFAS No. 133 and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our Condensed Consolidated Balance Sheets, and gains and losses from changes in fair value are reported in interest and other income, net. The gains and losses on these forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated assets and liabilities, which are also reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. As of June 30, 2007, we had forward foreign exchange contracts to purchase and sell approximately $155 million in foreign currencies. Of this amount, $107 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $13 million to sell foreign currencies in exchange for British pound sterling and $35 million to purchase foreign currencies in exchange for U.S. dollars. The fair value of our forward contracts was immaterial as of June 30, 2007.
The counterparties to these forward and option contracts are creditworthy multinational commercial banks; therefore, the risk of counterparty nonperformance is not considered to be material.
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2007, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in a potential loss in fair value of our option contracts of $3 million in both scenarios. A hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in potential losses on our forward contracts of $14 million and $21 million, respectively, as of June 30, 2007. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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
As of June 30, 2007 and March 31, 2007, our short-term investments were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of June 30, 2007 and March 31, 2007 (in millions):

	As of	As of
	June 30,	March 31,
	2007	2007
Commercial paper	$725	$574
Corporate bonds	300	226
U.S. agency securities	296	264
Asset-backed securities	129	108
U.S. Treasury securities	76	92

Total short-term investments	$1,526	$1,264

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of June 30, 2007, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities Given			Fair Value	Valuation of Securities Given
	an Interest Rate Decrease of X			as of	an Interest Rate Increase of X
(In millions)	Basis Points			June 30,	Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	2007	50 BPS	100 BPS	150 BPS

Commercial paper	$727	$726	$725	$725	$723	$722	$722
Corporate bonds	306	305	303	300	297	296	294
U.S. agency securities	304	301	298	296	293	290	287
Asset-backed securities	132	131	130	129	129	128	127
U.S. Treasury securities	79	78	77	76	76	75	74

Total short-term investments	$1,548	$1,541	$1,533	$1,526	$1,518	$1,511	$1,504

     Market Price Risk
The value of our equity investments in publicly traded companies are subject to market price volatility. As of June 30, 2007 and March 31, 2007, our marketable equity securities were classified as available-for-sale and, consequently, were recorded in our Condensed Consolidated Balance Sheets at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $660 million and $341 million as of June 30, 2007 and March 31, 2007, respectively.

At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of June 30, 2007, arising from changes in market prices plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given			Fair Value	Valuation of Securities Given
	an X Percentage Decrease			as of	an X Percentage Increase
(In millions)	in Each Stock’s Market Price			June 30,	in Each Stock’s Market Price
	(75%)	(50%)	(25%)	2007	25%	50%	75%
Marketable equity securities	$165	$330	$495	$660	$825	$990	$1,155

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
     Changes in internal control over financial reporting
We have implemented a new set of financial information systems and processes designed to help us accurately process, prepare, report and analyze the significant amount of net revenue from online-enabled packaged goods and digital content we will recognize on a deferred basis. During the quarter ended June 30, 2007, no other changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.
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
Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. Microsoft launched the Xbox 360 in November 2005, while Sony and Nintendo launched the PLAYSTATION 3 and the Wii, respectively, in November 2006. We have continued to develop and market new titles for prior-generation video game systems such as the PlayStation 2 while also making significant investments in products for the new systems. As the prior-generation systems reach the end of their life cycle and the installed base of the new systems continues to grow, our sales of video games for prior-generation systems will continue to decline as (1) we produce fewer titles for prior-generation systems, (2) consumers replace their prior-generation systems with the new systems, and/or (3) consumers defer game software purchases until they are able to purchase a new video game hardware system. This decline in prior-generation product sales may be greater or faster than we anticipate, and sales of products for the new platforms may be lower or increase more slowly than we anticipate. Moreover, we expect development costs for the new video game systems to be greater on a per-title basis than development costs for prior-generation video game systems. As a result of these factors, during the next several quarters, we expect our operating results to be more volatile and difficult to predict, which could cause our stock price to fluctuate significantly.
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
We are in the process of reorganizing our business and operating structure. We may encounter a variety of issues in connection with the reorganization that could negatively impact our operating results, financial condition and ability to report our financial results.
In an effort to streamline our internal decision-making processes, improve our global focus, and accelerate the process of bringing new ideas to market, we have begun to reorganize our business into four major divisions, which we refer to as “Labels”: The Sims, EA Games, EA SPORTS, and EA Casual Entertainment. The reorganization will present a number of operational challenges, which, if not successfully managed, could cause our operating results to suffer in the near-term and/or delay or inhibit the anticipated benefits of the reorganization. Implementing any reorganization necessarily requires time and focus from all levels of the organization – time and focus that may be taken away from other business needs. For example, as our employees assume new responsibilities under the new structure, their responsibilities under the old structure may not be successfully re-assigned or adequately addressed, which could result in operational problems that negatively impact our financial condition and operating results. Similarly, as our employees’ roles and responsibilities change in a new structure, it is possible that we could experience a greater loss of key personnel than we have historically. Further, in connection with the reorganization, we anticipate that we will need to align some of our internal financial controls and procedures with our new organizational structure. Any delay or failure to align our internal controls over financial reporting could prevent us from reporting our financial results in a timely manner or lead to control deficiencies.
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
We are currently, and from time to time in the future may become, subject to legal proceedings, claims, litigation and government investigations or inquiries, which could be expensive, lengthy, and disruptive to normal business operations. In addition, the outcome of any legal proceedings, claims, litigation, investigations or inquiries may be difficult to predict and could have a material adverse effect on our business, operating results, or financial condition.
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
For the three months ended June 30, 2007, international net revenue comprised 59 percent of our total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. While we use foreign exchange forward contracts to mitigate some foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) and, from time to time, foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries), our results of operations, including our reported net revenue and net income, and financial condition would be adversely affected by unfavorable foreign currency fluctuations, particularly the Euro, British pound sterling and Canadian dollar.
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
We are also required to estimate what our tax obligations will be in the future. Although we believe our tax estimates are reasonable, the estimation process and applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. Our effective tax rate could be adversely affected by our profit level, by changes in our business or changes in our structure resulting from the reorganization of our business and operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws as well as other factors. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and net income or loss could be materially affected.
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
As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC and national and international accounting standards bodies, the frequency of accounting policy changes may accelerate. For example, as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements, FIN No. 48 has affected the way we account for income taxes and may have a material impact on our financial results. Similarly, changes in accounting standards relating to stock-based compensation require us to recognize significantly greater expense than we had been recognizing prior to the adoption of the new standard. Likewise, policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. For example, as our industry transitions to new video game hardware systems, we expect a more significant portion of our console and PC games will be online-enabled and, as a result, we will be required to recognize the related revenue over an extended period of time rather than at the time of sale. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue and taxes, could have a significant adverse effect on our reported results although not necessarily on our cash flows.
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
In the quarter ended June 30, 2007, over 63 percent of our U.S. sales were made to seven key customers. In Europe, our top ten customers accounted for approximately 29 percent of our sales in that territory during the three months ended June 30, 2007. No single customer represented more than 10 percent of total net revenue during the three months ended June 30, 2007. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. Additionally, our receivables from these large customers increase significantly in the December quarter as they stock up for the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers.
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

Item 6. Exhibits
The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of, or incorporated by reference into, this report:

Exhibit
Number	Title

10.1	Electronic Arts Inc. 2000 Equity Incentive Plan, as amended. (*)

10.2	Electronic Arts Inc. 2000 Employee Stock Purchase Plan, as amended. (*)

10.3	Electronic Arts Inc. Deferred Compensation Plan. (*)

10.4	Offer Letter for Employment at Electronic Arts Inc. to Kathy Vrabeck, dated May 10, 2007. (*)(1)

10.5	Employment Agreement between Electronic Arts (Canada), Inc. and V. Paul Lee, dated June 18, 2007. (*)(2)

10.6	Offer Letter for Employment at Electronic Arts Inc. to Peter Moore, dated June 5, 2007. (*)(3)

10.7	Electronic Arts Inc. Executive Bonus Plan. (*) (4)

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed June 6, 2007.

(2)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed June 22, 2007.

(3)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed July 17, 2007.

(4)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed July 27, 2007.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC. (Registrant)

/s/ Warren C. Jenson
DATED:	WARREN C. JENSON
August 6, 2007	Executive Vice President,
Chief Financial and Administrative Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2007
EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

10.1	Electronic Arts Inc. 2000 Equity Incentive Plan, as amended.

10.2	Electronic Arts Inc. 2000 Employee Stock Purchase Plan, as amended.

10.3	Electronic Arts Inc. Deferred Compensation Plan.

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.