Form 10-Q
period 2007-09-30
ELECTRONIC ARTS INC.
filed 2007-11-06
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 1, 2007 there were 314,974,091 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	September 30,	March 31,
(In millions, except par value data)	2007	2007 (a)

ASSETS

Current assets:
Cash and cash equivalents	$1,074	$1,371
Short-term investments	1,102	1,264
Marketable equity securities	716	341
Receivables, net of allowances of $185 and $214, respectively	424	256
Inventories	103	62
Deferred income taxes, net	174	84
Other current assets	260	219

Total current assets	3,853	3,597

Property and equipment, net	507	484
Investments in affiliates	33	6
Goodwill	737	734
Other intangibles, net	182	210
Deferred income taxes, net	77	25
Other assets	131	90

TOTAL ASSETS	$5,520	$5,146

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$224	$180
Accrued and other current liabilities	472	814
Deferred net revenue (packaged goods and digital content)	364	32

Total current liabilities	1,060	1,026

Income tax obligations	296	—
Deferred income taxes, net	6	8
Other liabilities	87	80

Total liabilities	1,449	1,114

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 314 and 311 shares issued and outstanding, respectively	3	3
Paid-in capital	1,602	1,412
Retained earnings	2,014	2,323
Accumulated other comprehensive income	452	294

Total stockholders’ equity	4,071	4,032

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,520	$5,146

See accompanying Notes to Condensed Consolidated Financial Statements.

(a)	Derived from audited financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Unaudited)	2007	2006	2007	2006
(In millions, except per share data)

Net revenue	$640	$784	$1,035	$1,196
Cost of goods sold	395	339	561	506

Gross profit	245	445	474	690

Operating expenses:
Marketing and sales	164	108	246	185
General and administrative	84	72	155	131
Research and development	259	238	508	454
Amortization of intangibles	7	7	14	13
Acquired in-process technology	—	2	—	2
Restructuring charges	5	4	7	10

Total operating expenses	519	431	930	795

Operating income (loss)	(274)	14	(456)	(105)
Interest and other income, net	32	24	58	45

Income (loss) before provision for (benefit from) income taxes	(242)	38	(398)	(60)
Provision for (benefit from) income taxes	(47)	16	(70)	(1)

Net income (loss)	$(195)	$22	$(328)	$(59)

Net income (loss) per share:
Basic	$(0.62)	$0.07	$(1.05)	$(0.19)
Diluted	$(0.62)	$0.07	$(1.05)	$(0.19)
Number of shares used in computation:
Basic	313	307	312	306
Diluted	313	315	312	306
See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(Unaudited)	September 30,
(In millions)	2007	2006

OPERATING ACTIVITIES
Net loss	$(328)	$(59)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	73	72
Stock-based compensation	67	70
Realized net (gains) losses on investments and sale of property and equipment	(1)	1
Acquired in-process technology	—	2
Change in assets and liabilities:
Receivables, net	(156)	(63)
Inventories	(39)	(5)
Other assets	(78)	14
Accounts payable	29	35
Accrued and other liabilities	(84)	(86)
Deferred income taxes, net	(111)	(25)
Deferred net revenue (packaged goods and digital content)	332	—

Net cash used in operating activities	(296)	(44)

INVESTING ACTIVITIES
Capital expenditures	(37)	(86)
Purchase of marketable equity securities and investments in affiliates	(277)	—
Proceeds from maturities and sales of short-term investments	1,391	680
Purchase of short-term investments	(1,209)	(602)
Acquisition of subsidiary, net of cash acquired	—	(67)

Net cash used in investing activities	(132)	(75)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	86	85
Excess tax benefit from stock-based compensation	31	12
Repayment of note assumed in connection with acquisition	—	(14)

Net cash provided by financing activities	117	83

Effect of foreign exchange on cash and cash equivalents	14	6

Decrease in cash and cash equivalents	(297)	(30)
Beginning cash and cash equivalents	1,371	1,242

Ending cash and cash equivalents	1,074	1,212
Short-term investments	1,102	960

Ending cash, cash equivalents and short-term investments	$2,176	$2,172

Supplemental cash flow information:
Cash paid during the period for income taxes	$24	$34

Non-cash investing activities:
Change in unrealized gains on investments, net	$128	$50

See accompanying Notes to Condensed Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
We develop, market, publish and distribute interactive software games that are playable by consumers on video game consoles (such as the Sony PlayStation® 2 and PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, mobile platforms (including cellular handsets and handheld game players such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™) and online (over the Internet and other proprietary online networks). Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™, Need for Speed™ and POGO™). Our goal is to publish titles with mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Lord of the Rings and Harry Potter).
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
(2) FISCAL YEAR AND FISCAL QUARTER
Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2008 and 2007 contain 52 weeks and end on March 29, 2008 and March 31, 2007, respectively. Our results of operations for the three months ended September 30, 2007 and 2006 contain 13 weeks and ended on September 29, 2007 and September 30, 2006, respectively. Our results of operations for the six months ended September 30, 2007 and 2006 contain 26 weeks and ended on September 29, 2007 and September 30, 2006, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
(3) FINANCIAL INSTRUMENTS
     Marketable Equity Securities
Our investments in marketable equity securities consist of investments in common stock of publicly traded companies.
In May 2007, we entered into a licensing agreement with and made a strategic equity investment in The9 Limited (“The9”), a leading online game operator in China. We purchased approximately 15 percent of the outstanding common shares (representing 15 percent of the voting rights at that time) of The9 for approximately $167 million. Our agreement with The9 requires us to hold these common shares until May 2008. The licensing agreement gives The9 exclusive publishing rights for EA SPORTS™ FIFA Online in mainland China. As of September 30, 2007, our ownership and voting right percentage remained unchanged.
In April 2007, we expanded our commercial agreements with, and made strategic equity investments in, Neowiz Corporation and a related online gaming company, Neowiz Games. We refer to Neowiz Corporation and Neowiz Games collectively as

“Neowiz”. Based in Korea, Neowiz is an online media and gaming company with which we partnered in 2006 to launch EA SPORTS FIFA Online in Korea. We purchased 15 percent of the then-outstanding common shares (representing 15 percent of the voting rights at that time) of Neowiz Corporation and 15 percent of the outstanding common shares (representing 15 percent of the voting rights at the time) of Neowiz Games, for approximately $83 million. As of September 30, 2007, we owned approximately 15 percent of the outstanding common shares (representing 15 percent of the voting rights) of Neowiz. As discussed below, we also purchased preferred shares of Neowiz which we classified as investments in affiliates on our Condensed Consolidated Balance Sheets.
     Investments in Affiliates
In April 2007, we also purchased all of the outstanding preferred shares at that time of Neowiz for approximately $27 million. The preferred shares, which do not have any voting rights, are convertible into approximately 4 percent of the outstanding common shares of Neowiz (representing 4 percent of the voting rights at the time) after a period of 12 months. We account for our investment in Neowiz under the cost method as prescribed by Accounting Principles Board Opinion No. 18, as amended, “The Equity Method of Accounting for Investments in Common Stock”.
(4) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill information is as follows (in millions):

			Effects of
	As of		Foreign	As of
	March 31,	Goodwill	Currency	September 30,
	2007	Acquired	Translation	2007

Goodwill	$734	$—	$3	$737

Finite-lived intangibles consist of the following (in millions):

	Gross			Other
	Carrying	Accumulated		Intangibles,
	Amount	Amortization	Other	Net

As of September 30, 2007
Developed and Core Technology	$183	$(79)	$—	$104
Carrier Contracts and Related	85	(28)	—	57
Trade Name	44	(25)	—	19
Subscribers and Other Intangibles	16	(13)	(1)	2

Total	$328	$(145)	$(1)	$182

As of March 31, 2007
Developed and Core Technology	$183	$(62)	$—	$121
Carrier Contracts and Related	85	(19)	—	66
Trade Name	44	(24)	—	20
Subscribers and Other Intangibles	16	(12)	(1)	3

Total	$328	$(117)	$(1)	$210

Amortization of intangibles for the three and six months ended September 30, 2007 was $14 million (of which $7 million was recognized as cost of goods sold) and $28 million (of which $14 million was recognized as cost of goods sold), respectively. Amortization of intangibles for the three and six months ended September 30, 2006 was $14 million (of which $7 million was recognized as cost of goods sold) and $26 million (of which $13 million was recognized as cost of goods sold), respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years. As of September 30, 2007 and March 31, 2007, the weighted-average remaining useful life for finite-lived intangible assets was approximately 6.2 years and 6.3 years, respectively.

As of September 30, 2007, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2008 (remaining six months)	$24
2009	41
2010	34
2011	29
2012	9
Thereafter	45

Total	$182

(5) RESTRUCTURING CHARGES
Restructuring information as of September 30, 2007 was as follows (in millions):

	Fiscal 2008		Fiscal 2006 International			Fiscal 2006, 2004, 2003
	Reorganization		Publishing Reorganization			and 2002 Restructurings
				Facilities-			Facilities-
	Workforce	Other	Workforce	related	Other	Workforce	related	Total
Balances as of March 31, 2006	$—	$—	$1	$8	$2	$3	$7	$21
Charges to operations	—	—	10	1	4	—	—	15
Charges utilized in cash	—	—	(11)	—	(5)	(3)	(7)	(26)

Balances as of March 31, 2007	—	—	—	9	1	—	—	10
Charges to operations	1	3	3	—	—	—	—	7
Charges utilized in cash	(1)	(1)	(2)	—	(1)	—	—	(5)

Balances as of September 30, 2007	$—	$2	$1	$9	$—	$—	$—	$12

     Fiscal 2008 Reorganization
In June 2007, we announced a plan to reorganize our business into several new divisions, including four new “Labels”: EA SPORTS, EA Games, EA Casual Entertainment and The Sims. Each Label will operate with dedicated studio and product marketing teams focused on consumer-driven priorities. The new structure is designed to streamline decision-making, improve global focus, and speed new ideas to the market.
Since the inception of the reorganization, through September 30, 2007, we have incurred restructuring charges of approximately $4 million, of which $1 million was for employee-related expenses and $3 million in other expenses, which consisted of contracted services costs to assist with reorganizing our business support functions. As of September 30, 2007, we had accrued $2 million in connection with the reorganization, which we expect to utilize by December 31, 2007. This accrual is included in other accrued expenses presented in Note 7 of the Notes to Condensed Consolidated Financial Statements. See Note 15 of the Notes to Condensed Consolidated Financial Statements for additional information related to our fiscal 2008 reorganization.
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
Since the inception of the restructuring plan, through September 30, 2007, we have incurred restructuring charges of approximately $32 million, of which $16 million was for employee-related expenses, $9 million for the closure of certain United Kingdom facilities, and $7 million in other costs in connection with our international publishing reorganization. The restructuring accrual of $10 million as of September 30, 2007 is expected to be utilized by March 2017. This accrual is included in other accrued expenses presented in Note 7 of the Notes to Condensed Consolidated Financial Statements.

In connection with our fiscal 2006 international publishing reorganization, in fiscal 2008, we expect to incur between $5 million and $10 million of restructuring costs of which $3 million was incurred during the six months ended September 30, 2007. Overall, including charges incurred through September 30, 2007, we expect to incur between $50 million and $55 million of restructuring costs in connection with our fiscal 2006 international publishing reorganization, substantially all of which will result in cash expenditures by 2017. These restructuring costs will consist primarily of employee-related relocation assistance (approximately $30 million), facility exit costs (approximately $15 million), as well as other reorganization costs (approximately $7 million).
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
Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of goods sold generally at the greater of the contractual rate or an effective royalty rate based on the total projected net revenue. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed to research and development over the development period as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold.
Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of September 30, 2007 and March 31, 2007, approximately $16 million and $9 million, respectively, of minimum guaranteed royalty obligations is included in the royalty-related assets and liabilities tables below.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. We had no impairments during the three months ended September 30, 2007. During the six months ended September 30, 2007, we recognized impairment charges of less than $1 million. We had no impairments during the three and six months ended September 30, 2006.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of	As of
	September 30,	March 31,
	2007	2007
Other current assets	$80	$69
Other assets	69	40

Royalty-related assets	$149	$109

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

	As of	As of
	September 30,	March 31,
	2007	2007
Accrued and other current liabilities	$111	$91
Other liabilities	9	3

Royalty-related liabilities	$120	$94

In addition, as of September 30, 2007, we were committed to pay approximately $1,510 million to content licensors and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 9 of the Notes to Condensed Consolidated Financial Statements.
(7) BALANCE SHEET DETAILS
     Inventories
Inventories as of September 30, 2007 and March 31, 2007 consisted of (in millions):

	As of	As of
	September 30,	March 31,
	2007	2007
Raw materials and work in process	$7	$1
Finished goods (including manufacturing royalties)	96	61

Inventories	$103	$62

A significant amount of our inventory balance relates to our distribution business in Switzerland.
     Property and Equipment, Net
Property and equipment, net, as of September 30, 2007 and March 31, 2007 consisted of (in millions):

	As of	As of
	September 30,	March 31,
	2007	2007
Computer equipment and software	$603	$555
Buildings	216	194
Leasehold improvements	127	110
Office equipment, furniture and fixtures	75	70
Land	67	65
Warehouse equipment and other	10	10
Construction in progress	17	10

	1,115	1,014
Less accumulated depreciation	(608)	(530)

Property and equipment, net	$507	$484

Depreciation expense associated with property and equipment amounted to $31 million and $62 million for the three and six months ended September 30, 2007, respectively. Depreciation expense associated with property and equipment amounted to $23 million and $46 million for the three and six months ended September 30, 2006, respectively.

     Accrued and Other Current Liabilities
Accrued and other current liabilities as of September 30, 2007 and March 31, 2007 consisted of (in millions):

	As of	As of
	September 30,	March 31,
	2007	2007
Other accrued expenses	$174	$152
Accrued royalties	111	91
Accrued compensation and benefits	74	206
Deferred net revenue (other)	62	58
Accrued value added taxes	48	23
Accrued income taxes	3	284

Accrued and other current liabilities	$472	$814

Deferred net revenue (other), includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements and other revenue for which revenue recognition criteria has not been met.
     Deferred Net Revenue (Packaged Goods and Digital Content)
Deferred net revenue (packaged goods and digital content) was $364 million as of September 30, 2007 and $32 million as of March 31, 2007. Deferred net revenue (packaged goods and digital content), includes the deferral of (1) the total revenue from the sale of certain online-enabled packaged goods and PC digital downloads for which we are not able to objectively determine the fair value of the online service we provide in connection with the sale of the software, and (2) revenue from the sale of certain incremental content related to our core subscription services playable only online, which are types of “micro-transactions”. We recognize revenue from sales of online-enabled software products for which we are not able to objectively determine the fair value of the online service on a straight-line basis over an estimated six month period beginning in the month after shipment.
(8) INCOME TAXES
In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. On May 2, 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, which amends FIN No. 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We adopted FIN No. 48 and FSP FIN 48-1 on April 1, 2007, and recognized the cumulative effect of a change in accounting principle by recognizing a decrease in the liability for unrecognized tax benefits of $18 million, with a corresponding increase to beginning retained earnings. Beginning retained earnings was increased by approximately $1 million in our second quarter of fiscal 2008 to reflect an immaterial revision to the cumulative effect of the adoption of FIN No. 48. We also recognized an additional decrease in the liability for unrecognized tax benefits of $14 million with a corresponding increase in beginning paid-in capital related to the tax benefits of employee stock options. The total liability for gross unrecognized tax benefits included in our Condensed Consolidated Balance Sheet as of April 1, 2007, in non-current other liabilities was $283 million. Of this amount, $41 million of liabilities would be offset by prior cash deposits to tax authorities for issues pending resolution. As of April 1, 2007, approximately $239 million of the liability for unrecognized tax benefits would affect our effective tax rate if recognized upon resolution of the uncertain tax positions. The liability for unrecognized tax benefits increased by approximately $7 million during the three months ended September 30, 2007, and $9 million during the six months ended September 30, 2007.
Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Condensed Consolidated Statements of Operations. As of April 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $42 million. Approximately $5 million of accrued interest expense related to estimated obligations for unrecognized tax benefits was expensed during the three months ended September 30, 2007, and approximately $9 million of accrued interest expense was expensed during the six months ended September 30, 2007.
Prior to April 1, 2007, we presented our estimated liability for unrecognized tax benefits as a current liability. Beginning on April 1, 2007, however, FIN No. 48 requires us to classify liabilities for unrecognized tax benefits based on whether we expect payment will be made within the next 12 months. Amounts expected to be paid within the next 12 months are classified as a current liability and all other amounts are classified as a non-current liability. In addition, we have historically presented our estimated state, local and interest liabilities net of the estimated benefit we expect to receive from deducting such payments on future tax returns (i.e., on a “net” basis). FIN No. 48 requires this estimated benefit to be classified as a deferred tax asset instead of a reduction of the overall liability (i.e., on a “gross” basis).
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
With respect to our projected annual effective income tax rate at the end of each quarter prior to the end of a fiscal year, we are required to make a projection of several items, including our projected mix of full-year income in each jurisdiction in which we operate and the related income tax expense in each jurisdiction. While this projection is inherently uncertain, for fiscal 2008, our projected tax rate is unusually volatile and subject to significantly greater variation because relatively small changes in our forecasted profitability for fiscal 2008 can significantly affect our projected annual effective tax rate. As such, as of the end of the second quarter of fiscal 2008, we believe our tax rate for the six months ended September 30, 2007 is currently the most reliable estimate of our annual effective tax rate for fiscal 2008. Accordingly, the effective income tax rate reflected in our financial statements for the three months and six months ended September 30, 2007 reflects only our estimated tax benefits for the three months and six months ended September 30, 2007. The final effective income tax rate for the fiscal year will likely be different from the tax rate in effect for the six months ended September 30, 2007 and could be considerably higher or potentially lower, as it will be particularly dependent on our profitability for the year.
As is the case for fiscal 2008, during fiscal 2007 our projected tax rate was unusually volatile. As such, as of the end of the second quarter of fiscal 2007, because relatively small changes in our forecasted profitability for fiscal 2007 could have significantly affected our projected annual effective tax rate, our quarterly tax rate was the most reliable estimate of our effective tax rate. Accordingly, the effective income tax rate reflected in our financial statements for the second quarter of fiscal 2007 reflected only our estimated tax benefit for the six months ended September 30, 2006.
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
We believe that, as of September 30, 2007, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.
The two lease agreements with Keybank National Association described above require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of September 30, 2007.

				Actual as of
Financial Covenants		Requirement		September 30, 2007
Consolidated Net Worth (in millions)		equal to or greater than	$2,430	$4,071
Fixed Charge Coverage Ratio		equal to or greater than	3.00	4.43
Total Consolidated Debt to Capital		equal to or less than	60%	5.7%
Quick Ratio —	Q1 & Q2	equal to or greater than	1.00	8.05
	Q3 & Q4	equal to or greater than	1.75	N/A

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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, UEFA and FAPL (Football Association Premier League Limited) (professional soccer); NASCAR (stock car racing); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter and Batman); New Line Productions and Saul Zaentz Company (The Lord of the Rings); Red Bear Inc. (John Madden); National Football League Properties and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); Viacom Consumer Products (The Godfather); ESPN (content in EA SPORTSTM games); Twentieth Century Fox Licensing and Merchandising (The Simpsons); and Hasbro, Inc. (a wide array of Hasbro intellectual properties). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.
The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2007 (in millions):

					Commercial
	Contractual Obligations				Commitments
		Developer/			Letter of Credit,
Fiscal Year		Licensor			Bank and
Ending March 31,	Leases (1)	Commitments	(2)	Marketing	Other Guarantees	Total
2008 (remaining six months)	$32	$117		$33	$5	$187
2009	52	212		34	—	298
2010	36	183		39	—	258
2011	24	260		40	—	324
2012	20	77		25	—	122
Thereafter	26	677		185	—	888

Total	$190	$1,526		$356	$5	$2,077

(1)	Lease commitments include contractual rental commitments of $14 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported on our Condensed Consolidated Balance Sheets as of September 30, 2007. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

(2)	Developer/licensor commitments include $16 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of September 30, 2007 because payment is not contingent upon performance by the developer or licensor.
The amounts represented in the table above reflect our minimal cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements.
Also, as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements, we adopted the provisions of FIN No. 48. As of September 30, 2007, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $336 million, of which approximately $41 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

     Legal proceedings
On September 14, 2006, we received an informal inquiry from the Securities and Exchange Commission requesting certain documents and information relating to our stock option grant practices from January 1, 1997 through the date of the letter. We cooperated with all matters related to this request.  On October 31, 2007, we received a letter from the SEC informing us that they had terminated their inquiry and that no enforcement action would be recommended.
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
(10) STOCK-BASED COMPENSATION
We are required to estimate the fair value of share-based payment awards on the date of grant. We recognize compensation costs for stock-based payment transactions to employees based on their grant-date fair value over the service period for which such awards are expected to vest. The fair value of restricted stock units is determined based on the quoted price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our employee stock purchase plan (“ESPP”) is determined using the Black-Scholes valuation model. The determination of fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the Black-Scholes valuation calculation:
•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•	Expected volatility. We use a combination of historical stock price volatility and implied volatility computed based on the price of options publicly traded on our common stock for our expected volatility assumption.

•	Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

•	Expected dividends.
The assumptions used in the Black-Scholes valuation model to value our option grants and employee stock purchase plan were as follows:

	Stock Option Grants				Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Risk-free interest rate	4.2 - 4.4%	4.6%	4.2 - 5.1%	4.6 - 5.1%	4.2%	4.6%	4.2%	4.6%
Expected volatility	32 - 35%	32 - 44%	31 - 37%	32 - 46%	32 - 33%	30 - 36%	32 - 33%	30 - 36%
Weighted-average volatility	33%	35%	32%	35%	33%	32%	33%	31%
Expected term	4.2 years	4.2 years	4.4 years	4.2 years	6-12 months	6-12 months	6-12 months	6-12 months
Expected dividends	None	None	None	None	None	None	None	None

Employee stock-based compensation expense recognized during the three and six months ended September 30, 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and our employee stock purchase plan included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of goods sold	$1	$1	$1	$1
Marketing and sales	5	4	9	9
General and administrative	10	9	18	20
Research and development	22	19	39	40

Stock-based compensation expense	38	33	67	70
Benefit from income taxes	(8)	(7)	(13)	(15)

Stock-based compensation expense, net of tax	$30	$26	$54	$55

As of September 30, 2007, our total unrecognized compensation cost related to stock options was $202 million and is expected to be recognized over a weighted-average service period of 2.5 years. As of September 30, 2007, our total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $167 million and is expected to be recognized over a weighted-average service period of 2.0 years.
The following table summarizes our stock option activity for the six months ended September 30, 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (in years)	(in millions)
Outstanding as of March 31, 2007	35,864	$40.75
Activity for the six months ended September 30, 2007:
Granted	5,519	50.34
Exercised	(2,637)	24.69
Forfeited, cancelled or expired	(1,445)	53.25

Outstanding as of September 30, 2007	37,301	$42.82	6.51	$518

Exercisable as of September 30, 2007	23,210	$36.74	5.15	$459

The weighted-average grant-date fair value of stock options granted during the three and six months ended September 30, 2007 was $17.17 and $17.19, respectively. The weighted-average grant-date fair value of stock options granted during the three and six months ended September 30, 2006 was $17.63 and $17.66, respectively.

The following table summarizes our restricted stock rights activity for the six months ended September 30, 2007:

	Restricted	Weighted-
	Stock Rights	Average Grant
	(in thousands)	Date Fair Value
Balance as of March 31, 2007	2,134	$52.62
Activity for the six months ended September 30, 2007:
Granted	2,204	50.58
Vested	(286)	52.48
Forfeited or cancelled	(199)	52.00

Balance as of September 30, 2007	3,853	$51.50

The weighted-average grant date fair value of restricted stock rights is based on the quoted market value of our common stock on the date of grant. The weighted-average fair value of restricted stock rights granted during the three and six months ended September 30, 2007 was $50.97 and $50.58, respectively. The weighted-average fair value of restricted stock rights granted during the three and six months ended September 30, 2006 was $52.67 and $51.76, respectively.
Information related to stock issuances under the ESPP are as follows:

	Six Months Ended
	September 30,
	2007	2006
Number of shares issued (in thousands)	494	370
Exercise prices for purchase rights	$42.86	$43.10
Estimated weighted-average fair value of purchase rights	$14.69	$17.30
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
(11) COMPREHENSIVE INCOME (LOSS)
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

The components of comprehensive income (loss) for the three and six months ended September 30, 2007 and 2006 are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$(195)	$22	$(328)	$(59)

Other comprehensive income:
Change in unrealized gains on investments, net of tax expense (benefit) of ($15), $0 and $3, $0, respectively	78	44	126	50
Reclassification adjustment for (gains) losses realized on investments in net income (loss), net of tax (expense) benefit of ($1), $0 and ($1), $0, respectively	(1)	1	(1)	1
Change in unrealized losses on derivative instruments, net of tax expense (benefit) of $0, $0 and $1, $0, respectively	(2)	(3)	(2)	(3)
Reclassification adjustment for gains on derivative instruments in net income (loss), net of tax expense of $0, $0 and ($1), $0, respectively	—	—	(1)	—
Foreign currency translation adjustments	16	8	36	26

Total other comprehensive income	91	50	158	74

Total comprehensive income (loss)	$(104)	$72	$(170)	$15

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
(12) NET INCOME (LOSS) PER SHARE
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

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$(195)	$22	$(328)	$(59)

Shares used to compute net income (loss) per share:
Weighted-average common stock outstanding — basic	313	307	312	306
Dilutive potential common shares	—	8	—	—

Weighted-average common stock outstanding — diluted	313	315	312	306

Net income (loss) per share:
Basic	$(0.62)	$0.07	$(1.05)	$(0.19)
Diluted	$(0.62)	$0.07	$(1.05)	$(0.19)
As a result of our net loss for the three and six months ended September 30, 2007 we have excluded certain stock awards from the diluted earnings per share calculation as their inclusion would have been antidilutive. Had we reported net income for these periods, an additional 7 million shares of potential common stock equivalents would have been included in the number of shares used to calculate diluted earnings per share in each of the three and six month periods ended September 30, 2007.
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
Options to purchase 18 million and 17 million shares of common stock were excluded from the above computation of diluted shares for the three and six months ended September 30, 2007, respectively, as their inclusion would have been antidilutive. For the three and six months ended September 30, 2007, the weighted-average exercise price of these shares was $54.10 and $54.41 per share, respectively.
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
As of September 30, 2007, we managed and reported our business primarily based on geographical performance. Accordingly, our combined global publishing organizations represent our reportable segment, our Publishing segment, due to their similar economic characteristics, products and distribution methods. Publishing refers to the manufacturing, marketing, advertising and distribution of products developed or co-developed by us, or distribution of certain third-party publishers’ products through our co-publishing and distribution program.
The following table summarizes the financial performance of our Publishing segment and a reconciliation of our Publishing segment’s profit to our consolidated operating income (loss) (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Publishing segment:
Net revenue	$875	$748	$1,248	$1,126
Depreciation and amortization	(5)	(6)	(10)	(11)
Other expenses	(567)	(453)	(821)	(699)

Publishing segment profit	303	289	417	416

Reconciliation to consolidated operating income (loss):
Other:
Change in deferred net revenue (packaged goods and digital content)	(296)	—	(332)	—
Other net revenue	61	36	119	70
Depreciation and amortization	(40)	(31)	(80)	(61)
Other expenses	(302)	(280)	(580)	(530)

Consolidated operating income (loss)	$(274)	$14	$(456)	$(105)

Publishing segment profit differs from consolidated operating income (loss) primarily due to the exclusion of (1) substantially all of our research and development expense, as well as certain corporate functional costs that are not allocated to the publishing organizations and (2) the deferral of certain net revenue related to packaged goods and digital content (see Note 7 of the Notes to Condensed Consolidated Financial Statements). Our Chief Executive Officer reviews assets on a consolidated basis and not on a segment basis.
Information about our total net revenue by platform for the three and six months ended September 30, 2007 and 2006 is presented below (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Consoles
Xbox 360	$218	$166	$265	$226
PlayStation 2	73	269	134	369
Wii	59	—	88	—
PLAYSTATION 3	17	—	28	—
Xbox	12	65	15	88
Nintendo GameCube	3	14	5	24

Total Consoles	382	514	535	707
PC	79	86	169	152
Mobility
Nintendo DS	47	14	73	23
Cellular Handsets	37	35	70	68
PSP	21	64	41	101
Game Boy Advance	4	8	6	14

Total Mobility	109	121	190	206
Co-publishing and Distribution	33	39	72	81
Internet Services, Licensing and Other
Subscription Services	23	15	46	31
Licensing, Advertising and Other	14	9	23	19

Total Internet Services, Licensing and Other	37	24	69	50

Total Net Revenue	$640	$784	$1,035	$1,196

Information about our operations in North America, Europe and Asia for the three and six months ended September 30, 2007 and 2006 is presented below (in millions):

	North
	America	Europe	Asia	Total
Three months ended September 30, 2007
Net revenue from unaffiliated customers	$362	$246	$32	$640
Long-lived assets	1,144	272	10	1,426

Three months ended September 30, 2006
Net revenue from unaffiliated customers	$512	$245	$27	$784
Long-lived assets	1,157	218	13	1,388

Six months ended September 30, 2007
Net revenue from unaffiliated customers	$525	$451	$59	$1,035

Six months ended September 30, 2006
Net revenue from unaffiliated customers	$721	$414	$61	$1,196
Our direct sales to GameStop Corp. represented approximately 15 percent and 13 percent of total net revenue for the three and six months ended September 30, 2007, respectively, and approximately 16 percent and 14 percent of total net revenue for the three and six months ended September 30, 2006, respectively. Our direct sales to Wal-Mart Stores, Inc. represented approximately 12 percent and 11 percent of total net revenue for the three and six months ended September 30, 2007, respectively, and approximately 14 percent and 13 percent of total net revenue for the three and six months ended September 30, 2006, respectively.
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
(15) SUBSEQUENT EVENTS
     Acquisition of VG Holding Corp.
In October 2007, we entered into a definitive merger agreement to acquire all of the outstanding capital stock of VG Holding Corp., which owns both BioWare Corp. and Pandemic Studios, LLC, developers of console and online games. VG Holding Corp. is headquartered in Menlo Park, California. BioWare Corp. and Pandemic Studios are located in Edmonton, Canada; Los Angeles, California; Austin, Texas; and Brisbane, Australia. Upon consummation of the acquisition, we will pay up to $625 million in cash to the stockholders of VG Holding Corp. and will issue approximately $160 million in equity as management retention arrangements to certain employees of VG Holding Corp., which will be subject to time-based or performance-based vesting criteria. In addition, we have agreed to lend VG Holding Corp. up to $35 million through the closing of the acquisition. The acquisition is subject to customary closing conditions and is expected to close during fiscal 2008.
     Fiscal 2008 Reorganization
In October 2007, our Board of Directors approved a plan of reorganization (“fiscal 2008 reorganization”) in connection with the reorganization of our business into several divisions, including four new “Labels”. Pursuant to the fiscal 2008 reorganization, over the next 24 months, we anticipate (1) closing our facilities in Chertsey, England and Chicago, Illinois, (2) relocating and/or eliminating certain job positions, (3) incurring costs in connection with lease and other contract terminations, and (4) incurring IT and consulting costs to assist in the reorganization of business support functions. We intend to treat certain costs that are directly associated with the fiscal 2008 reorganization as restructuring costs, as defined by SFAS No. 146,

“Accounting for Costs Associated with Exit or Disposal Activities”. Other costs that are not properly classified as restructuring costs will generally be classified as other operating expenses or cost of goods sold in our Condensed Consolidated Statements of Operations. In accordance with SFAS No. 146, we will generally expense restructuring costs as they are incurred and accrue costs associated with certain facility closures at the time we exit the facility.
In connection with the fiscal 2008 reorganization, we anticipate incurring between $90 million and $110 million in total costs, which we expect to result in cash expenditures of between $55 million and $75 million. We anticipate incurring between approximately $75 million and $85 million of these charges during fiscal 2008. We estimate these costs will consist primarily of: asset impairment charges related to facility closures (approximately $36 million); relocation, severance and other employee-related costs (approximately $12 million); lease and other contract termination costs (approximately $19 million to $27 million); and IT and consulting costs (approximately $23 million to $35 million).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of September 29, 2007, and the related condensed consolidated statements of operations for the three-month and six-month periods ended September 29, 2007 and September 30, 2006, and the related condensed consolidated statement of cash flows for the six-month periods ended September 29, 2007 and September 30, 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of March 31, 2007, and the related consolidated statements of operations, stockholder’s equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated May 29, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
KPMG LLP
Mountain View, California
November 6, 2007

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
OVERVIEW
The following overview is a top-level discussion of our operating results as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and six months ended September 30, 2007, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and the Condensed Consolidated Financial Statements and related notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed with the SEC on May 30, 2007 and in other documents we have filed with the SEC.
About Electronic Arts
We develop, market, publish and distribute interactive software games that are playable by consumers on video game consoles (such as the Sony PlayStation® 2 and PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, mobile platforms (including cellular handsets and handheld game players such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™) and online (over the Internet and other proprietary online networks). Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™, Need for Speed™ and POGO™). Our goal is to publish titles with mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Lord of the Rings and Harry Potter).
Overview of Financial Results
Special Note Regarding Deferred Net Revenue
The ubiquity of high-speed Internet access and the integration of network connectivity into new generation game consoles are expected to increase demand for games with online-enabled features. To address this demand, many of our software products are developed with the ability to be connected to, and played via, the Internet. In order for consumers to participate in online communities and play against one another via the Internet, we (either directly or through outsourced arrangements with third parties) maintain servers which support an online service we offer to consumers for activities such as matchmaking, roster updates, tournaments and player rankings. In situations where we do not separately sell this online service, we account for the sale of the software product as a “bundle” sale, or multiple element arrangement, in which we sell both the software product and the online service for one combined price.
Through fiscal 2007, for accounting purposes, vendor specific objective evidence of fair value existed for the online service. Accordingly, we allocated the revenue collected from the sale of the software product between the online service offered and the software product and recognized the amounts allocated to each element separately. However, starting in fiscal 2008, for accounting purposes, the required vendor specific objective evidence of fair value does not exist for the online service related to certain of our online-enabled software products. This prevents us from allocating and recognizing revenue related to the software product and the online service offered separately. Accordingly, starting in fiscal 2008, we are recognizing all of the revenue from the sale of our online-enabled software products for the PC, PlayStation 2, PLAYSTATION 3, Wii and the PSP on a deferred basis over an estimated online service period, which we estimate to be six months beginning in the month after shipment. We anticipate that we will defer approximately $350 to $450 million in net revenue from the sale of these online-enabled software products from fiscal 2008 and into fiscal 2009. On a quarterly basis, this amount will vary significantly depending upon the number of titles we release, the timing of their release, sales volume, returns and price protection provided for these online-enabled software products. In addition, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis), which inherently creates volatility in our reported gross margin percentages. As of September 30, 2007, we had an accumulated balance of $364 million of deferred net revenue related to online-enabled packaged goods and digital content, substantially all of which was driven by sales made during the six months ended September 30, 2007.
Three Months Ended September 30, 2007
Total net revenue for the three months ended September 30, 2007 was $640 million, down $144 million as compared to the three months ended September 30, 2006. The impact of deferrals related to packaged goods and digital content for the three months ended September 30, 2007 decreased our reported net revenue by $296 million. Net revenue was driven by sales of Madden NFL 08, NCAA® Football 08, MySims™, Tiger Woods PGA Tour® 08, and Medal of Honor Airborne™.
Net loss for the three months ended September 30, 2007 was $195 million as compared to net income of $22 million for the three months ended September 30, 2006. Diluted loss per share for the three months ended September 30, 2007 was $0.62 as compared to diluted income per share of $0.07 for the three months ended September 30, 2006. Net loss increased during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 primarily due to (1) the net deferral of $296 million of net revenue related to certain of our online-enabled packaged goods and digital content, which led to a year-over-year decrease in net revenue of $144 million, (2) an increase of $48 million in higher marketing, advertising and promotional expenses to support our titles, (3) an increase of $21 million in personnel-related costs resulting from an increase in headcount, and (4) an increase of $9 million in external development costs to support our new or up-coming titles such as The Simpsons™ Game, Crysis™ and SKATE.
During the six months ended September 30, 2007, we used $296 million of cash in operating activities as compared to $44 million for the six months ended September 30, 2006. The increase in cash used in operating activities for the six months ended September 30, 2007 as compared to the six months ended September 30, 2006 was due to (1) an increase in operating expenses paid resulting from an increase in advertising and marketing costs, personnel-related expenses and external development expenses, (2) a $90 million increase in annual bonus payments, and (3) a $48 million increase as a result of royalty pre-payments to certain licensors.
Management’s Overview of Historical and Prospective Business Trends
Fiscal 2008 Reorganization. In June 2007, we announced a plan to reorganize our business into several new divisions, including four new “Labels”: EA SPORTS, EA Games, EA Casual Entertainment and The Sims. Each Label will operate with dedicated studio and product marketing teams focused on consumer-driven priorities. The new structure is designed to streamline decision-making, improve global focus, and speed new ideas to the market. In October 2007, our Board of Directors approved a plan of reorganization (“fiscal 2008 reorganization”) in connection with the reorganization of our business into several divisions, including four new “Labels”. Pursuant to the fiscal 2008 reorganization, over the next 24 months, we anticipate (1) closing our facilities in Chertsey, England and Chicago, Illinois, (2) relocating and/or eliminating certain job positions, (3) incurring costs in connection with lease and other contract terminations, and (4) incurring IT and consulting costs to assist in the reorganization of business support functions. We intend to treat certain costs that are directly associated with the fiscal 2008 reorganization as restructuring costs, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Other costs that are not properly classified as restructuring costs will generally be classified as other operating expenses or cost of goods sold in our Condensed Consolidated Statements of Operations. In accordance with SFAS No. 146, we will generally expense restructuring costs as they are incurred and accrue costs associated with certain facility closures at the time we exit the facility.

In connection with the fiscal 2008 reorganization, we anticipate incurring between $90 million and $110 million in total costs, which we expect to result in cash expenditures of between $55 million and $75 million. We anticipate incurring between approximately $75 million and $85 million of these charges during fiscal 2008. We estimate these costs will consist primarily of: asset impairment charges related to facility closures (approximately $36 million); relocation, severance and other employee-related costs (approximately $12 million); lease and other contract termination costs (approximately $19 million to $27 million); and IT and consulting costs (approximately $23 million to $35 million).
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
Online. Today, we generate net revenue from a variety of online products and services, including casual games and downloadable content marketed under our Pogo brand, persistent state world games such as Ultima OnlineTM and Dark Age of Camelot®, PC-based downloadable content and online-enabled packaged goods. In addition, we are anticipating the release of a new massively multiplayer online role-playing game, Warhammer® Online. We intend to make significant investments in online products, infrastructure and services and believe that online gameplay will become an increasingly important part of our business in the long term.
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
Acquisitions and Investments. We have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions, including acquisitions of companies, businesses, intellectual properties, and other assets. Since the beginning of fiscal 2007, we have announced and/or completed several acquisitions and investments, including:
•	In October 2007, we entered into a definitive merger agreement to acquire all of the outstanding capital stock of VG Holding Corp., which owns both BioWare Corp. and Pandemic Studios, LLC, developers of console and online games.

VG Holding Corp. is headquartered in Menlo Park, California. BioWare Corp. and Pandemic Studios are located in Edmonton, Canada; Los Angeles, California; Austin, Texas; and Brisbane, Australia. Upon consummation of the acquisition, we will pay up to $625 million in cash to the stockholders of VG Holding Corp. and will issue approximately $160 million in equity as management retention arrangements to certain employees of VG Holding Corp., which will be subject to time-based or performance-based vesting criteria. In addition, we have agreed to lend VG Holding Corp. up to $35 million through the closing of the acquisition. The acquisition is subject to customary closing conditions and is expected to close during fiscal 2008.

•	In May 2007, we entered into a licensing agreement with and made a strategic equity investment in The9 Limited (“The9”), a leading online game operator in China. The licensing agreement gives The9 exclusive publishing rights for EA SPORTS™ FIFA Online in mainland China.

•	In April 2007, we expanded our commercial agreements with and made strategic equity investments in Neowiz Corporation and a related online gaming company, Neowiz Games (we refer to Neowiz Corporation and Neowiz Games collectively as “Neowiz”). Based in Korea, Neowiz is an online media and gaming company with which we partnered in 2006 to launch EA SPORTS FIFA Online in Korea.

•	In October 2006, the remaining outstanding shares of Digital Illusions C.E. (“DICE”) located in Sweden were purchased, thereby completing the acquisition of the remaining minority interest of DICE.

•	In July 2006, we acquired Mythic Entertainment, Inc., located in Virginia, as part of our efforts to accelerate our growth in the massively multiplayer online role-playing market.
International Operations and Foreign Currency Exchange Impact. International sales are a fundamental part of our business. Net revenue from international sales accounted for approximately 49 percent of our total net revenue during the first six months of fiscal 2008 and approximately 40 percent of our total net revenue during the first six months of fiscal 2007. Our international net revenue was primarily driven by sales in Europe and, to a much lesser extent, in Asia. Year-over-year, foreign exchange rates had a favorable impact on our net revenue of $29 million, or 2 percent, for the six months ended September 30, 2007. We believe that in order to succeed internationally, it is important to locally develop content that is specifically directed toward local cultures and consumers.
Stock-Based Compensation. Beginning on April 1, 2006, we adopted SFAS No. 123(R) and applied the provisions of Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, to our adoption of SFAS No. 123(R). During the three and six months ended September 30, 2007, we recognized stock-based compensation of $38 million and $67 million, pre-tax, and $30 million and $54 million, net of tax, respectively. During the three and six months ended September 30, 2006, we recognized stock-based compensation of $33 million and $70 million, pre-tax, and $26 million and $55 million, net of tax, respectively. Stock-based compensation expense has been reflected in the respective functional line items on our Condensed Consolidated Statements of Operations.
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
Revenue Recognition, Sales Returns, Allowances and Bad Debt Reserves
We derive revenue principally from sales of interactive software games designed for play on video game consoles (such as the PLAYSTATION 3, Xbox 360 and Wii), PCs and mobile platforms including handheld game players (such as the Sony PSP and Nintendo DS), and cellular handsets. We evaluate the recognition of revenue based on the criteria set forth in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software

Revenue Recognition, With Respect to Certain Transactions” and SAB No. 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four of the following criteria are met:
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
Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report in each period. For example, for multiple element arrangements, we must make assumptions and judgments in order to: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific objective evidence of fair value (“VSOE”) exists for each undelivered element; and (4) allocate the total price among the various elements we must deliver. Changes to any of these assumptions or judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period. For example, in connection with some of our packaged goods product sales, we offer an online service without an additional fee. Prior to fiscal 2008, we were able to determine VSOE for the online service to be delivered; therefore, we were able to allocate the total price received from the combined product and online service sale between these two elements and recognize the related revenue separately. However, starting in fiscal 2008, VSOE does not exist for the online service to be delivered for certain platforms and all revenue from these transactions are recognized over the estimated online service period. More specifically, starting in fiscal 2008, we began to recognize the revenue from sales of certain online-enabled packaged goods on a straight-line basis over a six month period beginning in the month after shipment. Accordingly, this relatively small change (from having VSOE for the online service to no longer having VSOE) has had a significant effect on our reported results.
Determining whether a transaction constitutes an online game service transaction or a download of a product requires judgment and can be difficult. The accounting for these transactions is significantly different. Revenue from product downloads is generally recognized when the download occurs (assuming all other recognition criteria are met). Revenue from online game services is recognized as the services are rendered. If the service period is not defined, we recognize the revenue over the estimated service period. Determining the estimated service period is inherently subjective and is subject to regular revision based on historical online usage.
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
Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of goods sold generally at the greater of the contractual rate or an effective royalty rate based on the total projected net revenue. Significant judgment is required to estimate the effective royalty rate for a particular contract. Because the computation of effective royalty rates requires us to project future revenue, it is inherently subjective as our future revenue projections must anticipate a number of factors, including (1) the total number of titles subject to the contract, (2) the timing of the release of these titles, (3) the number of software units we expect to sell which can be impacted by a number of variables, including product quality and competition, and (4) future pricing. Determining the effective royalty rate for our titles is particularly challenging due to the inherent difficulty in predicting the popularity of entertainment products. Accordingly, if our future revenue projections change, our effective royalty rates would change, which could impact the royalty expense we recognize. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally made in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed to research and development over the development period as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold.
Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of September 30, 2007 and March 31, 2007, approximately $16 million and $9 million, respectively, of minimum guaranteed royalty obligations had been recognized in each period.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. We had no impairments during the three months ended September 30, 2007. During the six months ended September 30, 2007, we recognized impairment charges of less than $1 million. We had no impairments during the three and six months ended September 30, 2006.
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
Under current accounting standards, we make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate a potential impairment in the remaining value of the assets recorded on our Condensed Consolidated Balance Sheets. In order to determine if a potential impairment has occurred, management makes various assumptions about the future value of the asset by evaluating future business prospects and estimated cash flows. Our future net cash flows are primarily dependent on the sale of products for play on proprietary video game consoles, handheld game players, PCs, and cellular handsets (“platforms”). The sales of our products are affected by our ability to accurately predict which platforms and which products we develop will be successful. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Due to product sales shortfalls, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge being recorded in the future. There were no impairment charges recognized during the three and six months ended September 30, 2007. We recognized an insignificant amount of impairment during the three and six months ended September 30, 2006.
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
The calculation of our tax liabilities involves accounting for uncertainties in the application of complex tax rules, regulations and practices. As a result of the implementation of FIN No. 48, we recognize benefits for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition of a benefit (or the absence of a liability) by determining if the weight of available evidence indicates that it is more likely than not that the position taken will be sustained upon audit, including resolution of related appeals or litigation processes, if any. If it is not, in our judgment, “more likely than not” that the position will be sustained, then we do not recognize any benefit for the position. If it is more likely than not that the position will be sustained, a second step in the process is required to estimate how much of the benefit we will ultimately receive. This second step requires that we estimate and measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on a number of factors including, but not limited to, changes in facts or circumstances, changes in tax law, new facts, correspondence with tax authorities during the course of an audit, effective settlement of audit issues, and commencement of new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision in the period. As a result of the adoption of FIN No. 48, we expect our tax rate to be more volatile.

In order to estimate our annual effective tax rate, we are required to make a projection of several items, including our projected amount of full-year income in each jurisdiction in which we operate and the related income tax expense in each jurisdiction. While this projection is inherently uncertain, our estimated annual tax rate for fiscal 2008 is expected to be unusually volatile and subject to significantly greater variation because relatively small changes in our forecasted profitability and geographical mix of income for fiscal 2008 will significantly affect our estimated annual effective tax rate. As such, as of the end of the second quarter of fiscal 2008, we believe our tax rate for the six months ended September 30, 2007 is currently the most reliable estimate of our annual effective tax rate for fiscal 2008. Accordingly, the effective income tax rate reflected in our financial statements for the three months and six months ended September 30, 2007 reflects only our estimated tax benefits for the three months and six months ended September 30, 2007.
RESULTS OF OPERATIONS
Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2008 and 2007 contain 52 weeks and end on March 29, 2008 and March 31, 2007, respectively. Our results of operations for the three months ended September 30, 2007 and 2006 contain 13 weeks and ended on September 29, 2007 and September 30, 2006, respectively. Our results of operations for the six months ended September 30, 2007 and 2006 contain 26 weeks and ended on September 29, 2007 and September 30, 2006, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
The net impact of deferred net revenue for the three and six months ended September 30, 2007 was $296 million and $332 million. From a geographical perspective, our total net revenue for the three and six months ended September 30, 2007 and 2006 was as follows (in millions):

	Three Months Ended September 30,				Increase /	%
	2007		2006		(Decrease)	Change
North America	$362	57%	$512	65%	$(150)	(29%)

Europe	246	38%	245	31%	1	—
Asia	32	5%	27	4%	5	19%

International	278	43%	272	35%	6	2%

Total Net Revenue	$640	100%	$784	100%	$(144)	(18%)

	Six Months Ended September 30,				Increase /	%
	2007		2006		(Decrease)	Change
North America	$525	51%	$721	60%	$(196)	(27%)

Europe	451	43%	414	35%	37	9%
Asia	59	6%	61	5%	(2)	(3%)

International	510	49%	475	40%	35	7%

Total Net Revenue	$1,035	100%	$1,196	100%	$(161)	(13%)

North America
For the three months ended September 30, 2007, net revenue in North America was $362 million, driven by sales of Madden NFL 08, NCAA Football 08, and Tiger Woods PGA TOUR 08.
Net revenue for the three months ended September 30, 2007 decreased 29 percent as compared to the three months ended September 30, 2006. Deferred net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $163 million(a) during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. From an operational perspective, the decrease in net revenue was driven by (1) a $142 million decrease in net revenue from sales of titles for the PlayStation 2 (which does not include an additional $73 million of deferred net revenue that will be recognized in future periods), (2) a $45 million decrease in net revenue from sales of titles for the Xbox, and (3) a $28 million decrease in net revenue from sales of titles for the PSP (which does not include an additional $9 million of deferred net revenue that will be recognized in future periods). These decreases were partially offset by (1) $30 million of net revenue from sales of titles for the Wii (which does not include an additional $12 million of deferred net revenue that will be recognized in future periods), and (2) an $18 million increase in net revenue from sales of titles for the Xbox 360.
For the six months ended September 30, 2007, net revenue in North America was $525 million, driven by sales of Madden NFL 08, NCAA Football 08, and Club Pogo subscription revenue.
Net revenue for the six months ended September 30, 2007 decreased 27 percent as compared to the six months ended September 30, 2006. Deferred net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $171 million(b) during the six months ended September 30, 2007 as compared to the six months ended September 30, 2006. From an operational perspective, the decrease in net revenue was driven by (1) a $168 million decrease in net revenue from sales of titles for the PlayStation 2 (which does not include an additional $74 million of deferred net revenue that will be recognized in future periods), (2) a $58 million decrease in net revenue from sales of titles for the Xbox, and (3) a $39 million decrease in net revenue from sales of titles for the PSP (which does not include an additional $12 million of deferred net revenue that will be recognized in future periods). These decreases were partially offset by (1) $43 million of net revenue from sales of titles for the Wii (which does not include an additional $12 million of deferred net revenue that will be recognized in future periods), and (2) a $17 million increase in net revenue from subscription services.
(a)	The net deferral of $163 million of net revenue related to certain of our packaged goods and digital content sales during the three months ended September 30, 2007, which will be recognized in future periods, consisted of (1) $73 million of net revenue related to the PlayStation 2, (2) $57 million of net revenue related to the PLAYSTATION 3, (3) $12 million of net revenue related to the Wii, (4) $10 million of net revenue related to the PC, (5) $9 million of net revenue related to the PSP, and (6) $2 million of other net revenue.
(b)	The net deferral of $171 million of net revenue related to certain of our packaged goods and digital content sales during the six months ended September 30, 2007, which will be recognized in future periods, consisted of (1) $74 million of net revenue related to the PlayStation 2, (2) $58 million of net revenue related to the PLAYSTATION 3, (3) $12 million of net revenue related to the PSP, (4) $12 million of net revenue related to the Wii, (5) $10 million of net revenue related to the PC (6) $1 million of net revenue from cellular handsets, and (7) $4 million of other net revenue.
We expect net revenue for North America to increase during fiscal 2008 as compared to fiscal 2007.
Europe
For the three months ended September 30, 2007, net revenue in Europe was $246 million, driven by sales of MySims, FIFA 08, and Harry Potter and the Order of the Phoenix™. We estimate that foreign exchange (primarily the Euro and the British pound sterling) increased reported net revenue year-over-year by approximately $14 million, or 6 percent, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Excluding the effect of foreign exchange rates, we estimate that net revenue decreased by approximately $13 million, or 6 percent, for the three months ended September 30, 2006.

Net revenue for the three months ended September 30, 2007 was flat compared to the three months ended September 30, 2006. Deferred net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $129 million(c) during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. From an operational perspective, net revenue in Europe was driven by (1) a $34 million increase in net revenue from sales of titles for the Xbox 360, (2) $25 million of net revenue from sales of titles for the Wii (which does not include an additional $12 million of deferred net revenue that will be recognized in future periods), and (3) a $25 million increase in net revenue from sales of titles for the Nintendo DS. These increases were partially offset by (1) a $55 million decrease in net revenue from sales of titles for the PlayStation 2 (which does not include an additional $56 million of deferred net revenue that will be recognized in future periods), and (2) a $15 million decrease in net revenue from sales of titles for the PSP (which does not include an additional $13 million of deferred net revenue that will be recognized in future periods).
For the six months ended September 30, 2007, net revenue in Europe was $451 million, driven by sales of Harry Potter and the Order of the Phoenix, MySims, and FIFA 08. We estimate that foreign exchange (primarily the Euro and the British pound sterling) increased reported net revenue year-over-year by approximately $27 million, or 7 percent, for the six months ended September 30, 2007 as compared to the six months ended September 30, 2006. Excluding the effect of foreign exchange rates, we estimate that net revenue increased by approximately $10 million, or 2 percent, for the six months ended September 30, 2007.
Net revenue for the six months ended September 30, 2007 increased 9 percent as compared to the six months ended September 30, 2006. Deferred net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $148 million(d) during the six months ended September 30, 2007 as compared to the six months ended September 30, 2006. From an operational perspective, the increase in net revenue was driven by (1) $40 million in net revenue from sales of titles for the Wii (which does not include an additional $12 million of deferred net revenue that will be recognized in future periods), (2) a $37 million increase in net revenue from sales of titles for the Xbox 360, and (3) a $35 million increase in net revenue from sales of titles for the Nintendo DS. These increases were partially offset by (1) a $64 million decrease in net revenue from sales of titles for the PlayStation 2 (which does not include an additional $61 million of deferred net revenue that will be recognized in future periods), and (2) a $17 million decrease in net revenue from sales of titles for the PSP (which does not include an additional $17 million of deferred net revenue that will be recognized in future periods).
(c)	The net deferral of $129 million of net revenue related to certain of our packaged goods and digital content sales during the three months ended September 30, 2007, which will be recognized in future periods, consisted of (1) $56 million of net revenue related to the PlayStation 2, (2) $26 million of net revenue related to the PC, (3) $23 million of net revenue related to the PLAYSTATION 3, (4) $13 million of net revenue related to the PSP, and (5) $12 million of net revenue related to the Wii. These deferrals are offset by the recognition of $1 million of other net revenue.
(d)	The net deferral of $148 million of net revenue related to certain of our packaged goods and digital content sales during the six months ended September 30, 2007, which will be recognized in future periods, consisted of (1) $61 million of net revenue related to the PlayStation 2, (2) $30 million of net revenue related to the PC, (3) $27 million of net revenue related to the PLAYSTATION 3, (4) $17 million of net revenue related to the PSP, (5) $12 million of net revenue related to the Wii, and (6) $1 million of other net revenue.
We expect net revenue for Europe to increase during fiscal 2008 as compared to fiscal 2007.
Asia
For the three months ended September 30, 2007, net revenue in Asia was $32 million, driven by sales of EA SPORTS™ Rugby 08, Harry Potter and the Order of the Phoenix, and Need for Speed™ Carbon. We estimate that foreign exchange increased reported net revenue year-over-year by approximately $1 million, or 4 percent, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Excluding the effect of foreign exchange rates, we estimate that net revenue increased by $4 million, or 15 percent, for the three months ended September 30, 2007.
Net revenue for the three months ended September 30, 2007 increased 19 percent as compared to the three months ended September 30, 2006. Deferred net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $4 million(e) during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

For the six months ended September 30, 2007, net revenue in Asia was $59 million, driven by sales of Harry Potter and the Order of the Phoenix, Command & Conquer 3 Tiberium Wars™, and Need for Speed Carbon. We estimate that foreign exchange rates increased our reported net revenue year-over-year by $2 million, or 3 percent, for the six months ended September 30, 2007 as compared to the six months ended September 30, 2006. Excluding the effect of foreign exchange rates, we estimate that net revenue decreased by $4 million, or 6 percent, for the six months ended September 30, 2007.
Net revenue for the six months ended September 30, 2007 decreased 3 percent as compared to the six months ended September 30, 2006. Deferred net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $13 million(f) during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.
(e)	The net deferral of $4 million of net revenue related to certain of our packaged goods and digital content sales during the three months ended September 30, 2007, which will be recognized in future periods, consisted of (1) $2 million of net revenue related to the PlayStation 2, (2) $1 million of net revenue related to the PLAYSTATION 3, and (3) $1 million of net revenue related to the PC.
(f)	The net deferral of $13 million of net revenue related to certain of our packaged goods and digital content sales during the six months ended September 30, 2007, which will be recognized in future periods, consisted of (1) $4 million of net revenue related to the PlayStation 2, (2) $3 million of net revenue related to the PLAYSTATION 3, (3) $3 million of net revenue related to the PC, (4) $2 million of net revenue related to the PSP, and (5) $1 million of other net revenue.
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
Costs of goods sold for the three and six months ended September 30, 2007 and 2006 were as follows (in millions):

						Change as a
	September 30,	% of Net	September 30,	% of Net		% of
	2007	Revenue	2006	Revenue	% Change	Net Revenue
Three months ended	$395	61.8%	$339	43.2%	16.5%	18.6%

Six months ended	$561	54.2%	$506	42.3%	10.9%	11.9%

For the three months ended September 30, 2007, cost of goods sold increased by 18.6 percent as a percentage of total net revenue as compared to the three months ended September 30, 2006. This increase was primarily due to:
•	The increase in net deferrals of $296 million of net revenue related to certain online-enabled packaged goods and digital content. Overall, we estimate the revenue deferral negatively impacted cost of goods sold as a percent of total net revenue by 20 percent, and

•	Higher average product costs as a percentage of total net revenue primarily driven by (1) higher returns and sales returns and allowances pricing actions taken, or expected to be taken, during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, and (2) higher inventory costs during the three months ended September 30, 2007. As a result, we estimate average product costs as a percentage of total net revenue increased by approximately 2 percent.

As a percentage of total net revenue, the increases above were partially offset by a decrease of approximately 3 percent in license royalty rates on sales of titles shipped during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. This was primarily due to a higher proportion of sales from our owned intellectual property franchises that have lower royalty rates during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.
For the six months ended September 30, 2007, cost of goods sold increased by 11.9 percent as a percentage of total net revenue as compared to the six months ended September 30, 2006. This increase was primarily due to:
•	The increase in net deferrals of $332 million of net revenue related to certain online-enabled packaged goods and digital content. Overall, we estimate the revenue deferral negatively impacted cost of goods sold as a percent of total net revenue by 13 percent, and

•	Higher average product costs as a percentage of total net revenue primarily driven by (1) higher returns and sales returns and allowances pricing actions taken, or expected to be taken, during the six months ended September 30, 2007 as compared to the six months ended September 30, 2006, and (2) higher inventory costs during the six months ended September 30, 2007. As a result, we estimate average product costs as a percentage of total net revenue increased by approximately 1 percent.
As a percentage of total net revenue, the increases above were partially offset by a decrease of approximately 2 percent in license royalty rates on sales of titles shipped during the six months ended September 30, 2007 as compared to the six months ended September 30, 2006. This was primarily due to a higher proportion of sales from our owned intellectual property franchises that have lower royalty rates during the six months ended September 30, 2007 as compared to the six months ended September 30, 2006.
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
Marketing and sales expenses for the three and six months ended September 30, 2007 and 2006 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2007	Revenue	2006	Revenue	$ Change	% Change

Three months ended	$164	26%	$108	14%	$56	52%

Six months ended	$246	24%	$185	15%	$61	33%

The increase in marketing and sales expenses as a percentage of net revenue was primarily due to our deferral of net revenue related to packaged goods and digital content during fiscal 2008.
For the three months ended September 30, 2007, marketing and sales expenses increased by $56 million, or 52 percent, as compared to the three months ended September 30, 2006. The increase was primarily due to an increase of $48 million in higher marketing, advertising and promotional expenses to support our releases including titles from the Sims franchise, Medal of Honor franchise, Boogie™, Harry Potter franchise and SKATE, and a $5 million increase in personnel-related costs primarily resulting from an increase in headcount.
For the six months ended September 30, 2007, marketing and sales expenses increased by $61 million, or 33 percent, as compared to the six months ended September 30, 2006. The increase was primarily due to an increase of $49 million in higher marketing, advertising and promotional expenses to support our releases including titles from the Sims franchise, Harry Potter franchise, Medal of Honor franchise, Boogie and SKATE, and a $9 million increase in personnel-related costs primarily resulting from an increase in headcount.
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
General and administrative expenses for the three and six months ended September 30, 2007 and 2006 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2007	Revenue	2006	Revenue	$ Change	% Change

Three months ended	$84	13%	$72	9%	$12	17%

Six months ended	$155	15%	$131	11%	$24	18%

The increase in general and administrative expenses as a percentage of net revenue was primarily due to our deferral of net revenue related to packaged goods and digital content during fiscal 2008.
For the three months ended September 30, 2007, general and administrative expenses increased by $12 million, or 17 percent, as compared to the three months ended September 30, 2006. The increase was primarily due to a $5 million increase in contracted services associated with IT systems initiatives and professional services and a $5 million increase in personnel-related costs primarily due to an increase in headcount.
For the six months ended September 30, 2007, general and administrative expenses increased by $24 million, or 18 percent, as compared to the six months ended September 30, 2006. The increase was primarily due to (1) an increase in contracted services associated with IT systems initiatives and professional services of $12 million, (2) an increase in facilities-related expenses of $7 million, and (3) an increase of $6 million in personnel-related costs primarily due to an increase in headcount.
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
Research and development expenses for the three and six months ended September 30, 2007 and 2006 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2007	Revenue	2006	Revenue	$ Change	% Change

Three months ended	$259	40%	$238	30%	$21	9%

Six months ended	$508	49%	$454	38%	$54	12%

The increase in research and development expenses as a percentage of net revenue was primarily due to our deferral of net revenue related to packaged goods and digital content during fiscal 2008.

For the three months ended September 30, 2007, research and development expenses increased by $21 million, or 9 percent, as compared to the three months ended September 30, 2006. The increase was primarily due to an increase of $19 million in additional personnel-related costs primarily due to an increase in headcount of 9 percent and higher external development costs of $9 million to support our new or up-coming titles such as The Simpsons Game, Crysis and SKATE. These increases were partially offset by a decrease of $8 million in the quarterly allocation of our annual bonus expense which is based on our profit or loss in the quarter.
For the six months ended September 30, 2007, research and development expenses increased by $54 million, or 12 percent, as compared to the six months ended September 30, 2006. The increase was primarily due to (1) an increase of $35 million in additional personnel-related costs primarily due to an increase in headcount, (2) higher external development costs of $26 million to support our new or up-coming titles such as The Simpsons Game, Crysis and SKATE, and (3) an increase in facilities-related expenses of $6 million to support our research and development functions worldwide. These increases were partially offset by a decrease of $10 million in the quarterly allocations of our annual bonus expense which is based on our profit or loss in the quarters.
We expect research and development expenses to increase in absolute dollars in fiscal 2008 as compared to fiscal 2007 primarily to support our development of titles for the new generation of consoles.
Acquired In-process Technology
Should our acquisition of VG Holding Corp. close as expected during fiscal 2008, we would expect to incur expenses related to acquired in-process technology at that time.
Restructuring Charges
Restructuring charges for the three and six months ended September 30, 2007 and 2006 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2007	Revenue	2006	Revenue	$ Change	% Change

Three months ended	$5	1%	$4	1%	$1	25%

Six months ended	$7	1%	$10	1%	$(3)	(30%)

Through September 30, 2007, we incurred approximately $4 million of restructuring expenses in connection with our fiscal 2008 reorganization, of which $1 million was for employee-related expenses and $3 million in contracted services costs to assist in the reorganization of our business support functions.
In November 2005, we announced plans to establish an international publishing headquarters in Geneva, Switzerland, which we refer to as our fiscal 2006 international publishing reorganization. We subsequently relocated certain employees to our new facility in Geneva, closed certain facilities in the United Kingdom, and made other related changes in our international publishing business.
In connection with our fiscal 2006 international publishing reorganization, during the three months ended September 30, 2007, we incurred approximately $1 million of employee-related expenses. During the three months ended September 30, 2006, restructuring charges were approximately $4 million, of which $2 million were for employee-related expenses. During the six months ended September 30, 2007, we incurred approximately $3 million of employee-related expenses. During the six months ended September 30, 2006, restructuring charges were approximately $10 million, of which $6 million were for employee-related expenses.
In connection with our fiscal 2006 international publishing reorganization, in fiscal 2008, we expect to incur between $5 million and $10 million of restructuring costs. From the inception of our fiscal 2006 international publishing reorganization until September 30, 2007, we incurred restructuring charges of approximately $32 million, of which $16 million was for employee-related expenses, $9 million for the closure of certain United Kingdom facilities, and $7 million in other related costs. Overall, including charges incurred through September 30, 2007, we expect to incur between $50 million and $55 million of restructuring costs in connection with our fiscal 2006 international publishing reorganization, substantially all of which will result in cash expenditures by 2017. These restructuring costs will consist primarily of employee-related relocation assistance (approximately $30 million), facility exit costs (approximately $15 million), as well as other reorganization costs (approximately $7 million).

Interest and Other Income, Net
Interest and other income, net, for the three and six months ended September 30, 2007 and 2006 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2007	Revenue	2006	Revenue	$ Change	% Change

Three months ended	$32	5%	$24	3%	$8	33%

Six months ended	$58	6%	$45	4%	$13	29%

For the three and six months ended September 30, 2007, interest and other income, net, increased by $8 million, or 33 percent, and $13 million, or 29 percent, respectively, as compared to the three and six months ended September 30, 2006. The increase for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was due to changes in foreign exchange rates. The increase for the six months ended September 30, 2007 as compared to six months ended September 30, 2006 was primarily due to a higher interest income as a result of higher yields on our cash, cash equivalent and short-term investment balances.
Income Taxes
Income tax expense (benefit) for the three and six months ended September 30, 2007 and 2006 were as follows (in millions):

	September 30,	Effective	September 30,	Effective
	2007	Tax Rate	2006	Tax Rate	% Change

Three months ended	$(47)	(19.3%)	$16	41.8%	(394%)

Six months ended	$(70)	(17.6%)	$(1)	(2.3%)	(6900%)

Our effective income tax benefit rates were 17.6 percent and 2.3 percent for the six months ended September 30, 2007 and 2006, respectively. Because relatively small changes in our forecasted profitability for fiscal 2008 can significantly affect our estimated annual effective tax rate, we believe our year-to-date tax benefit rate of 17.6 percent is the most reliable estimate of our annual effective tax benefit rate. Accordingly, our tax rate for the six months ended September 30, 2007 and the remainder of fiscal 2008 largely depend on our profitability and could fluctuate significantly. In addition, our effective income tax rates for the remainder of fiscal 2008 and future periods will depend on a variety of factors. For example, changes in our business, including acquisitions and intercompany transactions (for example, the acquisition of and intercompany transactions relating to both Mythic and DICE in prior years, and the pending acquisition of VG Holding Corp.), changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, as well as changes in, or termination of, our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income or loss can affect the overall effective income tax rate for the remainder of fiscal 2008 and future periods. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile.
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

LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	September 30,	March 31,	Increase/
(In millions)	2007	2007	(Decrease)
Cash and cash equivalents	$1,074	$1,371	$(297)
Short-term investments	1,102	1,264	(162)
Marketable equity securities	716	341	375

Total	$2,892	$2,976	$(84)

Percentage of total assets	52%	58%

	Six Months Ended
	September 30,		Increase /
(In millions)	2007	2006	(Decrease)
Cash used in operating activities	$(296)	$(44)	$(252)
Cash used in investing activities	(132)	(75)	(57)
Cash provided by financing activities	117	83	34
Effect of foreign exchange on cash and cash equivalents	14	6	8

Net decrease in cash and cash equivalents	$(297)	$(30)	$(267)

Changes in Cash Flow
During the six months ended September 30, 2007, we used $296 million of cash in operating activities as compared to $44 million for the six months ended September 30, 2006. The increase in cash used in operating activities for the six months ended September 30, 2007 as compared to the six months ended September 30, 2006 was due to (1) an increase in operating expenses paid resulting from an increase in advertising and marketing costs, personnel-related expenses and external development expenses, (2) a $90 million increase in annual bonus payments, and (3) a $48 million increase as a result of royalty pre-payments to certain licensors. We expect cash provided by operating activities to increase in fiscal 2008 as compared to fiscal 2007.
For the six months ended September 30, 2007, we generated $1,391 million of cash proceeds from maturities and sales of short-term investments and $86 million in proceeds from sales of common stock through our stock-based compensation plans. Our primary use of cash in non-operating activities consisted of $1,209 million used to purchase short-term investments and $277 million used to purchase marketable equitable securities and investments in affiliates.
Short-term investments and marketable equity securities
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2007, our short-term investments had gross unrealized gains of $2 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains. However, as of September 30, 2007, we had no intention of selling any short-term investments that had an unrealized loss.
Marketable equity securities increased to $716 million as of September 30, 2007, from $341 million as of March 31, 2007. This increase was primarily due to: (1) our $167 million investment in The9, (2) an increase in the fair value of our investment in Ubisoft Entertainment of $132 million, and (3) our $83 million common stock investment in Neowiz. In addition to the Neowiz common stock investment noted above, we made a $27 million preferred stock investment in Neowiz which is classified as an investment in affiliates on our Condensed Consolidated Balance Sheets.

Receivables, net
Our gross accounts receivable balances were $609 million and $470 million as of September 30, 2007 and March 31, 2007, respectively. The increase in our accounts receivable balance was primarily due to higher sales volumes in the second quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007, which was expected as we traditionally have higher sales during our second fiscal quarter as compared to our fourth fiscal quarter. We expect our accounts receivable balance to increase during the nine months ending December 31, 2007 based on our seasonal product release schedule. Reserves for sales returns, pricing allowances and doubtful accounts decreased in absolute dollars from $214 million as of March 31, 2007 to $185 million as of September 30, 2007. As a percentage of trailing nine month net revenue, reserves increased from 8 percent as of March 31, 2007, to 11 percent as of September 30, 2007. Our change in deferred net revenue contributed to 2 percent of the increase. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.
Inventories
Inventories increased to $103 million as of September 30, 2007, from $62 million as of March 31, 2007 primarily as a result of our inventory build-up in anticipation of our third quarter sales. Other than NBA Live 08, FIFA 08 and Madden 08, no single title represented more than $5 million of inventory as of September 30, 2007.
Other current assets
Other current assets increased to $260 million as of September 30, 2007, from $219 million as of March 31, 2007, primarily due to an increase in prepayments for marketing and advertising, inventory and royalties in conjunction with the seasonality and growth of our sales.
Accounts payable
Accounts payable increased to $224 million as of September 30, 2007, from $180 million as of March 31, 2007, primarily due to higher expenditures during the second quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007 as a result of the higher inventory purchases and marketing spend in conjunction with the seasonality of our business.
Accrued and other current liabilities
Our accrued and other current liabilities decreased to $472 million as of September 30, 2007 from $814 million as of March 31, 2007. The decrease was primarily due to (1) $283 million of current income taxes accrued being reclassified to long-term income tax obligations as a result of our adoption of FIN No. 48 (see Note 8 of the Notes to Condensed Consolidated Financial Statements), and (2) payments of $127 million related to our fiscal 2007 bonus made during the three months ended June 30, 2007.
Deferred income taxes, net
Our net deferred income tax asset position increased by $143 million as of September 30, 2007 as compared to March 31, 2007 primarily due to increases of (1) $72 million in deferred tax assets resulting from the tax benefit we recognized related to our operating loss during the six months ended September 30, 2007, (2) $36 million in deferred tax assets related to the adoption of FIN No. 48, (3) $25 million in deferred tax assets related to stock-based compensation, and a decrease of $7 million in deferred tax liabilities related to amortization of intangibles.
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

Upon consummation of our acquisition of VG Holding Corp., we anticipate paying up to $625 million in cash using funds from our existing cash and cash equivalents. The acquisition is subject to customary closing conditions and is expected to close during fiscal 2008.
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
As of September 30, 2007, approximately $1,036 million of our cash, cash equivalents, short-term investments and marketable equity securities that was generated from operations was domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, UEFA and FAPL (Football Association Premier League Limited) (professional soccer); NASCAR (stock car racing); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter and Batman); New Line Productions and Saul Zaentz Company (The Lord of the Rings); Red Bear Inc. (John Madden); National Football League Properties and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); Viacom Consumer Products (The Godfather); ESPN (content in EA SPORTSTM games); Twentieth Century Fox Licensing and Merchandising (The Simpsons); and Hasbro, Inc. (a wide array of Hasbro intellectual properties). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-

bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.
The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2007, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

					Commercial
	Contractual Obligations				Commitments
		Developer/			Letter of Credit,
Fiscal Year		Licensor			Bank and
Ending March 31,	Leases (1)	Commitments	(2)	Marketing	Other Guarantees	Total
2008 (remaining six months)	$32	$117		$33	$5	$187
2009	52	212		34	—	298
2010	36	183		39	—	258
2011	24	260		40	—	324
2012	20	77		25	—	122
Thereafter	26	677		185	—	888

Total	$190	$1,526		$356	$5	$2,077

(1)	See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information.

(2)	Developer/licensor commitments include $16 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of September 30, 2007 because payment is not contingent upon performance by the developer or licensor.
The amounts represented in the table above reflect our minimal cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements.
Lease commitments include contractual rental commitments of $14 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported on our Condensed Consolidated Balance Sheets as of September 30, 2007. See Note 5 of the Notes to Condensed Consolidated Financial Statements.
Also, as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements, we adopted the provisions of FIN No. 48. As of September 30, 2007, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $336 million, of which approximately $41 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
In October 2007, we entered into a definitive merger agreement to acquire all of the outstanding capital stock of VG Holding Corp., which owns both BioWare Corp. and Pandemic Studios, LLC, developers of console and online games. VG Holding Corp. is headquartered in Menlo Park, California. BioWare Corp. and Pandemic Studios are located in Edmonton, Canada; Los Angeles, California; Austin, Texas; and Brisbane, Australia. Upon consummation of the acquisition, we will pay up to $625 million in cash to the stockholders of VG Holding Corp. and will issue approximately $160 million in equity as management retention arrangements to certain employees of VG Holding Corp., which will be subject to time-based or performance-based vesting criteria. In addition, we have agreed to lend VG Holding Corp. up to $35 million through the closing of the acquisition. The acquisition is subject to customary closing conditions and is expected to close during fiscal 2008.

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
We believe that, as of September 30, 2007, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.
The two lease agreements with Keybank National Association described above require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of September 30, 2007.

			Actual as of
Financial Covenants	Requirement		September 30, 2007
Consolidated Net Worth (in millions)	equal to or greater than	$2,430	$4,071
Fixed Charge Coverage Ratio	equal to or greater than	3.00	4.43
Total Consolidated Debt to Capital	equal to or less than	60%	5.7%
Quick Ratio — Q1 & Q2	equal to or greater than	1.00	8.05
Q3 & Q4	equal to or greater than	1.75	N/A
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
Foreign Currency Exchange Rate Risk
Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into net revenue or operating expenses, as appropriate in the period when the forecasted transaction is recorded. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net, in our Condensed Consolidated Statements of Operations. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in revenue and operating expenses. As of September 30, 2007, we had foreign currency option contracts to purchase approximately $24 million in foreign currencies and to sell approximately $333 million of foreign currencies. As of September 30, 2007, these foreign currency option contracts outstanding had a total fair value of $3 million, included in other current assets.
Balance Sheet Hedging Activities. We use foreign exchange forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign exchange forward contracts are not designated as hedging instruments under SFAS No. 133 and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our Condensed Consolidated Balance Sheets, and gains and losses from changes in fair value are reported in interest and other income, net. The gains and losses on these forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated assets and liabilities, which are also reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. As of September 30, 2007, we had forward foreign exchange contracts to purchase and sell approximately $458 million in foreign currencies. Of this amount, $416 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $24 million to sell foreign currencies in exchange for British pound sterling and $18 million to purchase foreign currencies in exchange for U.S. dollars. The fair value of our forward contracts was immaterial as of September 30, 2007.
The counterparties to these forward and option contracts are creditworthy multinational commercial banks; therefore, the risk of counterparty nonperformance is not considered to be material.
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2007, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in a potential loss in fair value of our option contracts used in cash flow hedging of $3 million in both scenarios. A hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in potential losses on our forward contracts used in balance sheet hedging of $40 million and $60 million, respectively, as of September 30, 2007. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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
As of September 30, 2007 and March 31, 2007, our short-term investments were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of September 30, 2007 and March 31, 2007 (in millions):

	As of	As of
	September 30,	March 31,
	2007	2007
Commercial paper	$437	$574
Corporate bonds	272	226
U.S. agency securities	198	264
Asset-backed securities	99	108
U.S. Treasury securities	96	92

Total short-term investments	$1,102	$1,264

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of September 30, 2007, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			as of	Given an Interest Rate
(In millions)	Decrease of X Basis Points			September 30,	Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	2007	50 BPS	100 BPS	150 BPS

Commercial paper	$438	$437	$437	$437	$436	$436	$436
Corporate bonds	277	275	275	272	271	269	267
U.S. agency securities	203	201	199	198	196	194	193
Asset-backed securities	100	100	99	99	98	98	97
U.S. Treasury securities	100	99	97	96	95	94	93

Total short-term investments	$1,118	$1,112	$1,107	$1,102	$1,096	$1,091	$1,086

Market Price Risk
The value of our equity investments in publicly traded companies are subject to market price volatility. As of September 30, 2007 and March 31, 2007, our marketable equity securities were classified as available-for-sale and, consequently, were recorded in our Condensed Consolidated Balance Sheets at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $716 million and $341 million as of September 30, 2007 and March 31, 2007, respectively.

At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of September 30, 2007, arising from changes in market prices plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given			Fair Value	Valuation of Securities Given
	an X Percentage Decrease			as of	an X Percentage Increase
(In millions)	in Each Stock’s Market Price			September 30,	in Each Stock’s Market Price
	(75%)	(50%)	(25%)	2007	25%	50%	75%
Marketable equity securities	$179	$358	$537	$716	$895	$1,074	$1,253

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
Changes in internal control over financial reporting
During the quarter ended September 30, 2007, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
On September 14, 2006, we received an informal inquiry from the Securities and Exchange Commission requesting certain documents and information relating to our stock option grant practices from January 1, 1997 through the date of the letter. We cooperated with all matters related to this request.  On October 31, 2007, we received a letter from the SEC informing us that they had terminated their inquiry and that no enforcement action would be recommended.
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
Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. Microsoft launched the Xbox 360 in November 2005, while Sony and Nintendo launched the PLAYSTATION 3 and the Wii, respectively, in November 2006. We have continued to develop and market new titles for prior-generation video game systems such as the PlayStation 2 while also making significant investments in products for the new systems. As prior-generation systems reach the end of their life cycle and the installed base of the new systems continues to grow, our sales of video games for prior-generation systems will continue to decline as (1) we produce fewer titles for prior-generation systems, (2) consumers replace their prior-generation systems with the new systems, and/or (3) consumers defer game software purchases until they are able to purchase a new video game hardware system. This decline in prior-generation product sales may be greater or faster than we anticipate, and sales of products for the new platforms may be lower or increase more slowly than we anticipate. Moreover, we expect development costs for the new video game systems to be greater on a per-title basis than development costs for prior-generation video game systems. As a result of these factors, during the next several quarters, we expect our operating results to be more volatile and difficult to predict, which could cause our stock price to fluctuate significantly.

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
In an effort to streamline our internal decision-making processes, improve our global focus, and accelerate the process of bringing new ideas to market, we have begun to reorganize our business into several new divisions, including four new “Labels”: The Sims, EA Games, EA SPORTS, and EA Casual Entertainment. The reorganization will present a number of operational challenges, which, if not successfully managed, could cause our operating results to suffer in the near-term and/or delay or inhibit the anticipated benefits of the reorganization. Implementing any reorganization necessarily requires time and focus from all levels of the organization – time and focus that may be taken away from other business needs. For example, as our employees assume new responsibilities under the new structure, their responsibilities under the old structure may not be successfully re-assigned or adequately addressed, which could result in operational problems that negatively impact our financial condition and operating results. Similarly, as our employees’ roles and responsibilities change in a new structure, it is possible that we could experience a greater loss of key personnel than we have historically. Further, in connection with the reorganization, we anticipate that we will need to align some of our internal financial controls and procedures with our new organizational structure. Any delay or failure to align our internal controls over financial reporting could prevent us from reporting our financial results in a timely manner or lead to control deficiencies.
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
The market for technical, creative, marketing and other personnel essential to the development and marketing of our products and management of our businesses is extremely competitive. Our leading position within the interactive entertainment industry makes us a prime target for recruiting of executives and key creative talent. If we cannot successfully recruit and retain the employees we need, or replace key employees following their departure, our ability to develop and manage our business will be impaired.
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
For the six months ended September 30, 2007, international net revenue comprised 49 percent of our total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. While we use foreign exchange forward contracts to mitigate some foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) and, from time to time, foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries), our results of operations, including our reported net revenue and net income, and financial condition would be adversely affected by unfavorable foreign currency fluctuations, particularly the Euro, British pound sterling and Canadian dollar.
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
During the six months ended September 30, 2007, over 72 percent of our U.S. sales were made to seven key customers. In Europe, our top ten customers accounted for approximately 33 percent of our sales in that territory during the six months ended September 30, 2007. Worldwide, we had direct sales to two customers, GameStop Corp. and Wal-Mart Stores, Inc., which represented approximately 13 percent and 11 percent, respectively, of total net revenue for the six months ended September 30, 2007. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. Additionally, our receivables from these large customers increase significantly in the December quarter as they stock up for the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table reflects shares of restricted stock that were cancelled upon vesting as satisfaction for the payment of applicable withholding taxes (shares in thousands):

Maximum Number or
			Total Number of	Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number of		as Part of Publicly	Be Purchased Under the
	Shares	Average Price Paid	Announced	Program
Period	Purchased	per Share	Program	(in millions)
July 1 – 31, 2007	—	—	—	—
August 1 – 31, 2007	26	$48.64	—	—
September 1 – 30, 2007	—	—	—	—
Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders, held on July 26, 2007, our stockholders elected the following individuals to the Board of Directors for one-year terms:

	For	%	Against	%	Withheld	%

Leonard S. Coleman	270,784,679	98.7%	2,208,494	0.8%	1,491,941	0.5%
Gary M. Kusin	270,276,453	98.5%	2,613,461	0.9%	1,595,200	0.6%
Gregory B. Maffei	271,741,364	99.0%	1,146,952	0.4%	1,596,798	0.6%
Timothy Mott	268,960,144	98.0%	3,911,261	1.4%	1,613,709	0.6%
Vivek Paul	271,814,500	99.0%	1,191,296	0.5%	1,479,318	0.5%
Lawrence F. Probst III	269,633,598	98.2%	3,259,773	1.2%	1,591,743	0.6%
John S. Riccitiello	270,611,570	98.6%	2,397,341	0.9%	1,476,203	0.5%
Richard A. Simonson	270,911,829	98.7%	2,094,005	0.8%	1,479,280	0.5%
Linda J. Srere	271,815,508	99.0%	1,195,820	0.5%	1,473,786	0.5%
In addition, the following matters were voted on, received the number of votes indicated in the tables below, and approved by our stockholders:
1.	An amendment to our 2000 Equity Incentive Plan to (a) increase the number of shares authorized for issuance thereunder by 9 million, (b) decrease by 4 million shares the limit on the total number of shares underlying awards of restricted stock and restricted stock units that may be granted thereunder – from 15 million to 11 million shares, and (c) revise the amount and nature of automatic initial and annual grants to our non-employee directors thereunder by adding restricted stock and decreasing the size of stock option grants.

For	Against	Abstain	Broker Non-vote
206,287,625	42,627,301	1,745,245	23,824,943
2.	An amendment to our 2000 Employee Stock Purchase Plan to increase by 1,500,000 the number of shares of common stock reserved for issuance thereunder.

For	Against	Abstain	Broker Non-vote
215,547,542	33,630,825	1,481,804	23,824,943

3.	Approval of the Electronic Arts Inc. Executive Bonus Plan, effective April 1, 2007.

For	Against	Abstain	Broker Non-vote
266,354,627	5,113,805	3,016,682	—
4.	Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for fiscal 2008.

For	Against	Abstain	Broker Non-vote
269,954,802	3,076,798	1,453,514	—

Item 6. Exhibits
The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of, or incorporated by reference into, this report:

Exhibit
Number	Title

2.1	Agreement and Plan of Merger By and Among Electronic Arts Inc., WHI Merger Corporation, a wholly-owned subsidiary of Parent, VG Holding Corp., and with respect to Article VII and Article IX only, Elevation Management, LLC as Stockholder Representative dated October 11, 2007. (1)

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial and Administrative Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits filed with our Current Report on Form 8-K, filed October 11, 2007.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC. (Registrant)

/s/ Warren C. Jenson

DATED:	WARREN C. JENSON
November 6, 2007	Executive Vice President,
Chief Financial and Administrative Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2007
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