Form 10-Q
period 2007-12-31
ELECTRONIC ARTS INC.
filed 2008-02-05
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of January 31, 2008, there were 316,779,415 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2007

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	December 31,	March 31,
(In millions, except par value data)	2007	2007 (a)

ASSETS

Current assets:
Cash and cash equivalents	$1,878	$1,371
Short-term investments	705	1,264
Marketable equity securities	837	341
Receivables, net of allowances of $259 and $214, respectively	830	256
Inventories	178	62
Deferred income taxes, net	122	84
Other current assets	347	219

Total current assets	4,897	3,597

Property and equipment, net	393	484
Investments in affiliates	29	6
Goodwill	737	734
Other intangibles, net	170	210
Deferred income taxes, net	89	25
Other assets	130	90

TOTAL ASSETS	$6,445	$5,146

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$371	$180
Accrued and other current liabilities	782	814
Deferred net revenue (packaged goods and digital content)	595	32

Total current liabilities	1,748	1,026

Income tax obligations	301	—
Deferred income taxes, net	8	8
Other liabilities	85	80

Total liabilities	2,142	1,114

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 317 and 311 shares issued and outstanding, respectively	3	3
Paid-in capital	1,726	1,412
Retained earnings	1,981	2,323
Accumulated other comprehensive income	593	294

Total stockholders’ equity	4,303	4,032

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,445	$5,146

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

(a)	Derived from audited financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Unaudited)	2007	2006	2007	2006
(In millions, except per share data)

Net revenue	$1,503	$1,281	$2,537	$2,478
Cost of goods sold	782	470	1,342	977

Gross profit	721	811	1,195	1,501

Operating expenses:
Marketing and sales	213	165	459	350
General and administrative	95	91	250	222
Research and development	321	330	829	783
Amortization of intangibles	7	7	21	20
Acquired in-process technology	—	1	—	3
Restructuring charges	78	2	85	12

Total operating expenses	714	596	1,644	1,390

Operating income (loss)	7	215	(449)	111
Interest and other income, net	20	25	78	69

Income (loss) before provision for (benefit from) income taxes and minority interest	27	240	(371)	180
Provision for (benefit from) income taxes	60	84	(10)	83

Income (loss) before minority interest	(33)	156	(361)	97
Minority interest	—	4	—	4

Net income (loss)	$(33)	$160	$(361)	$101

Net income (loss) per share:
Basic	$(0.10)	$0.52	$(1.15)	$0.33
Diluted	$(0.10)	$0.50	$(1.15)	$0.32
Number of shares used in computation:
Basic	315	309	313	307
Diluted	315	319	313	316
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(Unaudited)	December 31,
(In millions)	2007	2006

OPERATING ACTIVITIES
Net income (loss)	$(361)	$101
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	115	110
Stock-based compensation	105	105
Minority interest	—	(4)
Non-cash restructuring charges	42	—
Net losses on investments and sale of property and equipment	8	1
Acquired in-process technology	—	3
Change in assets and liabilities:
Receivables, net	(539)	(338)
Inventories	(108)	(7)
Other assets	(56)	63
Accounts payable	169	1
Accrued and other liabilities	183	160
Deferred income taxes, net	(68)	(35)
Deferred net revenue (packaged goods and digital content)	563	23

Net cash provided by operating activities	53	183

INVESTING ACTIVITIES
Capital expenditures	(62)	(118)
Purchase of marketable equity securities and investments in affiliates	(277)	(1)
Proceeds from maturities and sales of short-term investments	1,978	911
Purchase of short-term investments	(1,388)	(1,086)
Loan advance	(30)	—
Acquisition of subsidiaries, net of cash acquired	—	(94)

Net cash provided by (used in) investing activities	221	(388)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	160	133
Excess tax benefit from stock-based compensation	45	27
Repayment of note assumed in connection with acquisition	—	(14)

Net cash provided by financing activities	205	146

Effect of foreign exchange on cash and cash equivalents	28	16

Increase (decrease) in cash and cash equivalents	507	(43)

Beginning cash and cash equivalents	1,371	1,242

Ending cash and cash equivalents	1,878	1,199

Short-term investments	705	1,212

Ending cash, cash equivalents and short-term investments	$2,583	$2,411

Supplemental cash flow information:
Cash paid during the period for income taxes	$23	$46

Non-cash investing activities:
Change in unrealized gains on investments, net	$254	$80

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
We develop, market, publish and distribute interactive software games that are playable by consumers on video game consoles (such as the Sony PlayStation® 2 and PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, mobile platforms (including cellular handsets and handheld game players such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™) and online (over the Internet and other proprietary online networks). Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™, Need for Speed™ and POGO™). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Lord of the Rings and Harry Potter).
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
(2) FISCAL YEAR AND FISCAL QUARTER
Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2008 and 2007 contain 52 weeks and end on March 29, 2008 and March 31, 2007, respectively. Our results of operations for the three months ended December 31, 2007 and 2006 contain 13 weeks and ended on December 29, 2007 and December 30, 2006, respectively. Our results of operations for the nine months ended December 31, 2007 and 2006 contain 39 weeks and ended on December 29, 2007 and December 30, 2006, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
During the three months ended December 31, 2007, we recognized an impairment charge of $9 million with respect to our Neowiz Corporation common shares. Due to various factors, including the extent and duration during which the market price had been below cost, we concluded the decline in value was other-than-temporary as defined by Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, as amended. The $9 million impairment is included in interest and other income, net, on our Condensed Consolidated Statements of Operations.
As of December 31, 2007, we had gross unrealized gains of $588 million and gross unrealized losses of $84 million in our marketable security investments. Based on our review, we do not consider the investments with gross unrealized losses to be other-than-temporarily impaired as of December 31, 2007. We evaluate our investments for impairment quarterly. If we conclude that an investment is other-than-temporarily impaired, we will recognize an impairment charge in income at that time.
     Investments in Affiliates
In April 2007, we also purchased all of the then outstanding non-voting preferred shares of Neowiz for approximately $27 million. The preferred shares will become convertible into approximately 4 percent of the outstanding voting common shares of Neowiz in April 2008. We account for our investment in Neowiz under the cost method as prescribed by Accounting Principles Board Opinion No. 18, as amended, “The Equity Method of Accounting for Investments in Common Stock”.
During the three months ended December 31, 2007, we recognized an impairment charge of $3 million with respect to our Neowiz Corporation preferred shares. Due to various factors, including the extent and duration during which the fair value had been below cost, we concluded the decline in value was other-than-temporary as defined by SFAS No. 115, as amended. The $3 million impairment is included in interest and other income, net, on our Condensed Consolidated Statements of Operations.
(4) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill information is as follows (in millions):

			Effects of
	As of		Foreign	As of
	March 31,	Goodwill	Currency	December 31,
	2007	Acquired	Translation	2007

Goodwill	$734	$—	$3	$737

Finite-lived intangibles consist of the following (in millions):

	As of December 31, 2007			As of March 31, 2007
	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles,	Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net	Amount	Amortization	Net

Developed and Core Technology	$183	$(87)	$96	$183	$(62)	$121
Carrier Contracts and Related	85	(32)	53	85	(19)	66
Trade Name	44	(26)	18	44	(24)	20
Subscribers and Other Intangibles	16	(13)	3	16	(13)	3

Total	$328	$(158)	$170	$328	$(118)	$210

Amortization of intangibles for the three and nine months ended December 31, 2007 was $13 million (of which $6 million was recognized as cost of goods sold) and $41 million (of which $20 million was recognized as cost of goods sold), respectively.

Amortization of intangibles for the three and nine months ended December 31, 2006 was $14 million (of which $7 million was recognized as cost of goods sold) and $40 million (of which $20 million was recognized as cost of goods sold), respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the term of the related agreement, typically from two to twelve years. As of December 31, 2007 and March 31, 2007, the weighted-average remaining useful life for finite-lived intangible assets was approximately 6.1 years and 6.3 years, respectively.
As of December 31, 2007, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2008 (remaining three months)	$12
2009	41
2010	34
2011	29
2012	9
Thereafter	45

Total	$170

(5) RESTRUCTURING
Restructuring information as of December 31, 2007 was as follows (in millions):

	Fiscal 2008			Fiscal 2006 International			Fiscal 2006, 2004, 2003
	Reorganization			Publishing Reorganization			and 2002 Restructurings
		Facilities-			Facilities-			Facilities-
	Workforce	related	Other	Workforce	related	Other	Workforce	related	Total
Balances as of March 31, 2006	$—	$—	$—	$1	$8	$2	$3	$7	$21
Charges to operations	—	—	—	10	1	4	—	—	15
Charges utilized in cash	—	—	—	(11)	—	(5)	(3)	(7)	(26)

Balances as of March 31, 2007	—	—	—	—	9	1	—	—	10
Charges to operations	12	44	25	4	—	—	—	—	85
Charges utilized in cash	(8)	—	(9)	(3)	—	(1)	—	—	(21)
Charges utilized non-cash	—	(41)	(1)	—	—	—	—	—	(42)

Balances as of December 31, 2007	$4	$3	$15	$1	$9	$—	$—	$—	$32

     Fiscal 2008 Reorganization
In June 2007, we announced a plan to reorganize our business into several new divisions, including four new “Labels”: EA SPORTS, EA Games, EA Casual Entertainment and The Sims. Each Label will operate with dedicated studio and product marketing teams focused on consumer-driven priorities. The new structure is designed to streamline decision-making, improve global focus, and speed new ideas to the market. In October 2007, our Board of Directors approved a plan of reorganization (“fiscal 2008 reorganization”) in connection with the reorganization of our business into four new Labels.
Since inception of the fiscal 2008 reorganization through December 31, 2007, we incurred charges of $81 million, of which (1) $12 million were employee-related expenses, (2) $44 million related to the closure of our Chertsey, England and Chicago, Illinois facilities which included asset impairment and lease termination costs, and (3) $25 million related to other costs including other contract terminations as well as IT and consulting costs to assist in the reorganization of our business support functions. During the fourth quarter of fiscal 2008, we anticipate that we will complete the closure of our Chertsey, England facility and consolidate our local operations and employees in our Guildford, England facility. Over the next 21 months, we expect to continue to incur IT and consulting costs to assist in the reorganization of our business support functions. The restructuring accrual of $22 million as of December 31, 2007 is expected to be utilized by June 30, 2009. This accrual is included in other accrued expenses presented in Note 7 of the Notes to Condensed Consolidated Financial Statements.

During the three months ended December 31, 2007, we commenced marketing our facility in Chertsey, England for sale. Our reorganization charges include $37 million to write our Chertsey facility down to its estimated fair value (less costs to sell the property). We also reclassified the estimated fair value of the Chertsey facility from property and equipment, net, to other current assets as an asset held for sale on our Condensed Consolidated Balance Sheet.
In connection with our fiscal 2008 reorganization, in fiscal 2008 we anticipate incurring between $85 million and $90 million of charges of which $81 million was recognized during the nine months ended December 31, 2007. Overall, including charges incurred through December 31, 2007, we expect to incur between $90 million and $110 million in charges in connection with our fiscal 2008 reorganization, which will result in cash and non-cash expenditures by fiscal 2010. These charges will consist primarily of employee-related costs (approximately $14 million), facility exit costs (approximately $45 million), as well as other reorganization costs including other contract terminations and IT and consulting costs to assist in the reorganization of our business support functions (approximately $40 million).
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
Since the inception of the reorganization plan, through December 31, 2007, we have incurred reorganization charges of approximately $33 million, of which $17 million was for employee-related expenses, $9 million for the closure of certain United Kingdom facilities, and $7 million in other costs. The restructuring accrual of $10 million as of December 31, 2007 is expected to be utilized by March 2017. This accrual is included in other accrued expenses presented in Note 7 of the Notes to Condensed Consolidated Financial Statements.
In connection with our fiscal 2006 international publishing reorganization, in fiscal 2008, we expect to incur $6 million of reorganization charges, of which $4 million was incurred during the nine months ended December 31, 2007. Overall, including charges incurred through December 31, 2007, we expect to incur between $50 million and $55 million of reorganization charges in connection with our fiscal 2006 international publishing reorganization, substantially all of which will result in cash expenditures by 2017. These reorganization charges will consist primarily of employee-related relocation assistance (approximately $30 million), facility exit costs (approximately $15 million), and other reorganization costs (approximately $7 million).
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
Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of December 31, 2007 and March 31,

2007, approximately $12 million and $9 million, respectively, of minimum guaranteed royalty obligations are included in the royalty-related assets and liabilities tables below.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. During the three and nine months ended December 31, 2007, we recognized impairment charges of $2 million and $3 million, respectively. We had no impairments during the three and nine months ended December 31, 2006.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of	As of
	December 31,	March 31,
	2007	2007
Other current assets	$60	$69
Other assets	63	40

Royalty-related assets	$123	$109

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

	As of	As of
	December 31,	March 31,
	2007	2007
Accrued and other current liabilities	$231	$91
Other liabilities	4	3

Royalty-related liabilities	$235	$94

In addition, as of December 31, 2007, we were committed to pay approximately $1,414 million to content licensors and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 9 of the Notes to Condensed Consolidated Financial Statements.
(7) BALANCE SHEET DETAILS
      Inventories
Inventories as of December 31, 2007 and March 31, 2007 consisted of (in millions):

	As of	As of
	December 31,	March 31,
	2007	2007
Raw materials and work in process	$11	$1
In-transit inventory	36	—
Finished goods (including manufacturing royalties)	131	61

Inventories	$178	$62

      Property and Equipment, Net
Property and equipment, net, as of December 31, 2007 and March 31, 2007 consisted of (in millions):

	As of	As of
	December 31,	March 31,
	2007	2007
Computer equipment and software	$624	$555
Buildings	156	194
Leasehold improvements	124	110
Office equipment, furniture and fixtures	76	70
Land	11	65
Warehouse equipment and other	10	10
Construction in progress	10	10

	1,011	1,014
Less accumulated depreciation	(618)	(530)

Property and equipment, net	$393	$484

During the three months ended December 31, 2007, we commenced marketing our facility in Chertsey, England for sale. Therefore, we reclassified the estimated fair value of the Chertsey facility from property and equipment, net, to other current assets as an asset held for sale on our Condensed Consolidated Balance Sheet.
Depreciation expense associated with property and equipment amounted to $32 million and $94 million for the three and nine months ended December 31, 2007, respectively. Depreciation expense associated with property and equipment amounted to $24 million and $70 million for the three and nine months ended December 31, 2006, respectively.
      Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2007 and March 31, 2007 consisted of (in millions):

	As of	As of
	December 31,	March 31,
	2007	2007
Other accrued expenses	$238	$152
Accrued royalties	231	91
Accrued compensation and benefits	171	206
Accrued value added taxes	73	23
Deferred net revenue (other)	68	58
Accrued income taxes	1	284

Accrued and other current liabilities	$782	$814

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements and other revenue for which revenue recognition criteria has not been met.
      Deferred Net Revenue (Packaged Goods and Digital Content)
Deferred net revenue (packaged goods and digital content) was $595 million as of December 31, 2007 and $32 million as of March 31, 2007. Deferred net revenue (packaged goods and digital content), includes the deferral of (1) the total revenue from the sale of certain online-enabled packaged goods and PC digital downloads for which we are not able to objectively determine the fair value of the online service we provide in connection with the sale of the software, and (2) revenue from the sale of certain incremental content related to our core subscription services playable only online, which are types of “micro-transactions”. We recognize revenue from sales of online-enabled software products for which we are not able to objectively determine the fair value of the online service on a straight-line basis over an estimated six month period beginning in the month after shipment.
(8) INCOME TAXES
In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. On May 2, 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, which amends FIN No. 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We adopted FIN No. 48 and FSP FIN 48-1 on April 1, 2007, and recognized the cumulative effect of a change in accounting principle by recognizing a decrease in the liability for unrecognized tax benefits of $18 million, with a corresponding increase to beginning retained earnings. In our second quarter of fiscal 2008, we increased the beginning retained earnings by approximately $1 million to reflect an immaterial revision to the cumulative effect of the adoption of FIN No. 48. We also recognized an additional decrease in the liability for unrecognized tax benefits of $14 million with a corresponding increase in beginning paid-in capital related to the tax benefits of employee stock options. The total liability for gross unrecognized tax benefits included in our Condensed Consolidated Balance Sheet as of April 1, 2007, in non-current other liabilities was $283 million. Of this amount, $41 million of liabilities would be offset by prior cash deposits to tax authorities for issues pending resolution. As of April 1, 2007, approximately $239 million of the liability for unrecognized tax benefits would affect our effective tax rate if recognized upon resolution of the uncertain tax positions. The liability for unrecognized tax benefits increased by approximately $1 million during the three months ended December 31, 2007, and $10 million during the nine months ended December 31, 2007.
Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Condensed Consolidated Statements of Operations. As of April 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $42 million. Approximately $4 million and $13 million of accrued interest expense related to estimated obligations for unrecognized tax benefits was recognized during the three months and nine months ended December 31, 2007, respectively.
Prior to April 1, 2007, we presented our estimated liability for unrecognized tax benefits as a current liability. Beginning on April 1, 2007, however, FIN No. 48 requires us to classify liabilities for unrecognized tax benefits based on whether we expect payment will be made within the next 12 months. Amounts expected to be paid within the next 12 months are classified as a current liability and all other amounts are classified as a non-current liability. In addition, prior to April 1, 2007 we presented our estimated state, local and interest liabilities net of the estimated benefit we expect to receive from deducting such payments on future tax returns (i.e., on a “net” basis). Beginning on April 1, 2007, FIN No. 48 requires this estimated benefit to be classified as a deferred tax asset instead of a reduction of the overall liability (i.e., on a “gross” basis).
We file income tax returns in the U.S., including various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions, including Canada, France, Germany, Switzerland and the United Kingdom. The Internal Revenue Service (“IRS”) has completed its examination of our federal income tax returns through fiscal year 2003. As of December 31, 2007, the IRS had proposed, and we had agreed to, certain adjustments to our tax returns. The effects of these adjustments have been considered in estimating our future obligations for unrecognized tax benefits and are not expected to have a material impact on our financial position or results of operations. As of December 31, 2007, we had not agreed to certain other proposed adjustments for fiscal years 1997 through 2003, and those issues were pending resolution by the Appeals section of the IRS. Furthermore, the IRS has commenced an examination of our fiscal year 2004 and 2005 tax returns. We are also under income tax examination in Canada for fiscal years 2004 and 2005. We remain subject to income tax examination in Canada for fiscal years after 1999, in France, Germany, and the United Kingdom for fiscal years after 2003, and in Switzerland for fiscal years after 2006.
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

With respect to our projected annual effective income tax rate at the end of each quarter prior to the end of a fiscal year, we are required to make a projection of several items, including our projected mix of full-year income in each jurisdiction in which we operate and the related income tax expense in each jurisdiction. While this projection is always inherently uncertain, until the third quarter of fiscal 2008, our interim projected tax rate for fiscal 2008 was unusually volatile and subject to significantly greater variation.
The tax rate reported for the nine months ended December 31, 2007 is based on our projected annual effective tax rate for fiscal 2008. Our effective tax rates for the three and nine months ended December 31, 2007 were 221.1 percent and 2.9 percent, respectively. The volatility in our quarterly and year-to-date tax rate is primarily driven by the forecasted geographic mix of income, as well as certain restructuring costs and impairment losses on investments that result in zero tax benefits in the third quarter. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile.
The tax rate reported for the nine months ended December 31, 2006 was based on our projected annual effective tax rate for fiscal 2007. Our effective tax rates for the three and nine months ended December 31, 2006 were 34.9 percent and 45.9 percent respectively. These rates included various adjustments recorded in the three months ended December 31, 2006 for the reinstatement of the federal research credit, additional income tax benefit resulting from certain intercompany transactions, offset by additional tax expense due to the development of certain tax audit related matters.
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
We believe that, as of December 31, 2007, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.
The two lease agreements with Keybank National Association described above require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of December 31, 2007.

				Actual as of
Financial Covenants		Requirement		December 31, 2007
Consolidated Net Worth (in millions)		equal to or greater than	$2,430	$4,303
Fixed Charge Coverage Ratio		equal to or greater than	3.00	4.56
Total Consolidated Debt to Capital		equal to or less than	60%	5.4%
Quick Ratio —	Q1 & Q2	equal to or greater than	1.00	N/A
	Q3 & Q4	equal to or greater than	1.75	11.65
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, UEFA and FAPL (Football Association Premier League Limited) (professional soccer); NASCAR (stock car racing); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter and Batman); New Line Productions and Saul Zaentz Company (The Lord of the Rings); Red Bear Inc. (John Madden); National Football League Properties and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); Viacom Consumer Products (The Godfather); ESPN (content in EA SPORTSTM games); Twentieth Century Fox Licensing and Merchandising (The Simpsons); and Hasbro, Inc. (a wide array of Hasbro intellectual properties). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements, and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations and commercial commitments as of December 31, 2007 (in millions):

				Commercial
	Contractual Obligations			Commitments
		Developer/		Letter of Credit,
Fiscal Year		Licensor		Bank and
Ending March 31,	Leases (1)	Commitments (2)	Marketing	Other Guarantees	Total

2008 (remaining three months)	$15	$47	$7	$5	$74
2009	57	204	34	—	295
2010	42	184	39	—	265
2011	32	237	41	—	310
2012	28	77	25	—	130
Thereafter	63	677	185	—	925

Total	$237	$1,426	$331	$5	$1,999

(1)	Lease commitments include contractual rental commitments of $14 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported on our Condensed Consolidated Balance Sheets as of December 31, 2007. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

(2)	Developer/licensor commitments include $12 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of December 31, 2007 because payment is not contingent upon performance by the developer or licensor.
The amounts represented in the table above reflect our minimal cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements.
In addition to what is included in the table above, as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements, we adopted the provisions of FIN No. 48. As of December 31, 2007, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $341 million, of which approximately $41 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
The commitments table disclosed above does not include any commitments related to our acquisition of VG Holding Corp., which are described below.
      Acquisition of VG Holding Corp.
In October 2007, we entered into a definitive merger agreement to acquire all of the outstanding capital stock of VG Holding Corp. (“VGH”), owner of both BioWare Corp. and Pandemic Studios, LLC, which create action, adventure and role-playing games. VGH is headquartered in Menlo Park, California. BioWare Corp. and Pandemic Studios are located in Edmonton, Canada; Los Angeles, California; Austin, Texas; and Brisbane, Australia. In January 2008, we completed our acquisition of VGH and paid approximately $620 million in cash to the stockholders of VGH and issued approximately $160 million in equity-based awards to certain key employees of BioWare and Pandemic. These awards are subject to time-based or performance-based vesting criteria. In addition, we loaned VGH $30 million during the period from October 2007 through the completion of the acquisition.
      Legal proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our consolidated financial position or results of operations.

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
(10) STOCK-BASED COMPENSATION
We are required to estimate the fair value of share-based payment awards on the date of grant. We recognize compensation costs for stock-based payment transactions to employees based on their grant-date fair value over the service period for which such awards are expected to vest. The fair value of restricted stock units is determined based on the quoted price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our employee stock purchase plan (“ESPP”) is determined using the Black-Scholes valuation model. The determination of fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the Black-Scholes valuation calculation:
•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•	Expected volatility. We use a combination of historical stock price volatility and implied volatility computed based on the price of options publicly traded on our common stock for our expected volatility assumption.

•	Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

•	Expected dividends.
The assumptions used in the Black-Scholes valuation model to value our option grants and employee stock purchase plan were as follows:

	Stock Option Grants				Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Nine Months Ended
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007	2006
Risk-free interest rate	3.3 - 3.8%	4.5 - 4.6%	3.3 - 5.1%	4.5 - 5.1%	4.2%	3.7 - 5.1%
Expected volatility	33 - 34%	32 - 43%	31 - 37%	32 - 46%	32 - 33%	30 - 36%
Weighted-average volatility	34%	35%	32%	35%	33%	33%
Expected term	4.3 years	4.2 years	4.4 years	4.2 years	6-12 months	6-12 months
Expected dividends	None	None	None	None	None	None
There were no employee stock purchase plan shares valued during the three months ended December 31, 2007 and 2006.
Employee stock-based compensation expense recognized during the three and nine months ended December 31, 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and our employee stock purchase plan included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Cost of goods sold	$1	$—	$1	$1
Marketing and sales	5	5	15	14
General and administrative	11	10	29	30
Research and development	21	20	60	60

Stock-based compensation expense	38	35	105	105
Benefit from income taxes	(7)	(7)	(20)	(22)

Stock-based compensation expense, net of tax	$31	$28	$85	$83

As of December 31, 2007, our total unrecognized compensation cost related to stock options was $183 million and is expected to be recognized over a weighted-average service period of 2.4 years. As of December 31, 2007, our total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $158 million and is expected to be recognized over a weighted-average service period of 1.9 years.
The following table summarizes our stock option activity for the nine months ended December 31, 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average Exercise	Contractual	Intrinsic Value
	(in thousands)	Price	Term (in years)	(in millions)
Outstanding as of March 31, 2007	35,864	$40.75
Activity for the nine months ended December 31, 2007:
Granted	5,760	50.65
Exercised	(4,957)	28.18
Forfeited, cancelled or expired	(1,917)	53.51

Outstanding as of December 31, 2007	34,750	$43.48	6.30	$539

Exercisable as of December 31, 2007	21,704	$37.83	5.01	$458

The weighted-average grant-date fair value of stock options granted during the three and nine months ended December 31, 2007 was $18.81 and $17.25, respectively. The weighted-average grant-date fair value of stock options granted during the three and nine months ended December 31, 2006 was $19.14 and $17.82, respectively.
The following table summarizes our restricted stock rights activity for the nine months ended December 31, 2007:

	Restricted Stock	Weighted-
	Rights	Average Grant
	(in thousands)	Date Fair Value
Balance as of March 31, 2007	2,134	$52.62
Activity for the nine months ended December 31, 2007:
Granted	2,416	51.23
Vested	(377)	53.26
Forfeited or cancelled	(336)	51.99

Balance as of December 31, 2007	3,837	$51.74

The weighted-average grant date fair value of restricted stock rights is based on the quoted market value of our common stock on the date of grant. The weighted-average fair value of restricted stock rights granted during the three and nine months ended

December 31, 2007 was $57.95 and $51.23, respectively. The weighted-average fair value of restricted stock rights granted during the three and nine months ended December 31, 2006 was $55.57 and $52.89, respectively.
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
The components of comprehensive income (loss) for the three and nine months ended December 31, 2007 and 2006 are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income (loss)	$(33)	$160	$(361)	$101

Other comprehensive income:
Change in unrealized gains (losses) on investments, net of tax expense of $0, $0 and $3, $0, respectively	125	30	251	80
Reclassification adjustment for (gains) losses realized on investments in net income (loss), net of tax expense of ($1), $0 and ($2), $0, respectively	7	—	6	1
Change in unrealized gains (losses) on derivative instruments, net of tax expense (benefit) of $0, $0 and $1, $0, respectively	6	(1)	4	(4)
Reclassification adjustment for (gains) losses on derivative instruments in net income (loss), net of tax (expense) benefit of $0, $0 and ($1), $0, respectively	(2)	2	(3)	2
Foreign currency translation adjustments	5	—	41	26

Total other comprehensive income	141	31	299	105

Total comprehensive income (loss)	$108	$191	$(62)	$206

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(12) NET INCOME (LOSS) PER SHARE
The following table summarizes the computations of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock, restricted stock units, common stock through our employee stock purchase plan, warrants and other convertible securities using the treasury stock method.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	December 31,		December 31,
	2007	2006	2007	2006
Net income (loss)	$(33)	$160	$(361)	$101

Shares used to compute net income (loss) per share:
Weighted-average common stock outstanding — basic	315	309	313	307
Dilutive potential common shares	—	10	—	9

Weighted-average common stock outstanding — diluted	315	319	313	316

Net income (loss) per share:
Basic	$(0.10)	$0.52	$(1.15)	$0.33
Diluted	$(0.10)	$0.50	$(1.15)	$0.32
As a result of our net loss for the three and nine months ended December 31, 2007, we have excluded certain stock awards from the diluted earnings (loss) per share calculation as their inclusion would have been antidilutive. Had we reported net income for these periods, an additional 8 million and 7 million shares of potential common stock equivalents would have been included in the number of shares used to calculate diluted earnings per share for the three and nine months ended December 31, 2007, respectively.
Options to purchase 13 million and 17 million shares of common stock were excluded from the above computation of diluted shares for the three and nine months ended December 31, 2007, respectively, as their inclusion would have been antidilutive. For the three and nine months ended December 31, 2007, the weighted-average exercise price of these shares was $54.55 and $54.48 per share, respectively.
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
As of December 31, 2007, we managed and reported our business primarily based on geographical performance. Accordingly, our combined global publishing organizations represent our reportable segment, our Publishing segment, due to their similar economic characteristics, products and distribution methods. Publishing refers to the manufacturing, marketing, advertising and distribution of products developed or co-developed by us, or distribution of certain third-party publishers’ products through our co-publishing and distribution program.

The following table summarizes the financial performance of our Publishing segment and a reconciliation of our Publishing segment’s profit to our consolidated operating income (loss) (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Publishing segment:
Net revenue	$1,669	$1,246	$2,917	$2,372
Depreciation and amortization	(6)	(6)	(16)	(17)
Other expenses	(988)	(615)	(1,809)	(1,314)

Publishing segment profit	675	625	1,092	1,041

Reconciliation to consolidated operating income (loss):
Other:
Change in deferred net revenue (packaged goods and digital content)	(231)	—	(563)	—
Other net revenue	65	35	183	106
Depreciation and amortization	(39)	(32)	(119)	(93)
Other expenses	(463)	(413)	(1,042)	(943)

Consolidated operating income (loss)	$7	$215	$(449)	$111

Publishing segment profit differs from consolidated operating income (loss) primarily due to the exclusion of (1) substantially all of our research and development expense, as well as certain corporate functional costs that are not allocated to the publishing organizations, and (2) the deferral of certain net revenue related to packaged goods and digital content (see Note 7 of the Notes to Condensed Consolidated Financial Statements). Our Chief Executive Officer reviews assets on a consolidated basis and not on a segment basis.

Information about our total net revenue by platform for the three and nine months ended December 31, 2007 and 2006 is presented below (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Consoles
Xbox 360	$196	$172	$461	$399
PlayStation 2	301	400	435	769
Wii	139	29	227	29
PLAYSTATION 3	102	41	130	41
Xbox	3	62	19	150
Nintendo GameCube	1	32	5	56

Total Consoles	742	736	1,277	1,444
PC	148	218	316	370
Mobility
Nintendo DS	122	55	195	77
PSP	74	118	115	219
Cellular Handsets	38	35	108	104
Game Boy Advance	2	21	8	35

Total Mobility	236	229	426	435
Co-publishing and Distribution	320	49	391	130
Internet Services, Licensing and Other
Subscription Services	23	24	69	55
Licensing, Advertising and Other	34	25	58	44

Total Internet Services, Licensing and Other	57	49	127	99

Total Net Revenue	$1,503	$1,281	$2,537	$2,478

Information about our operations in North America, Europe and Asia for the three and nine months ended December 31, 2007 and 2006 is presented below (in millions):

	North
	America	Europe	Asia	Total
Three months ended December 31, 2007
Net revenue from unaffiliated customers	$768	$668	$67	$1,503
Long-lived assets	1,123	169	8	1,300

Three months ended December 31, 2006
Net revenue from unaffiliated customers	$637	$583	$61	$1,281
Long-lived assets	1,137	254	11	1,402

Nine months ended December 31, 2007
Net revenue from unaffiliated customers	$1,292	$1,119	$126	$2,537

Nine months ended December 31, 2006
Net revenue from unaffiliated customers	$1,359	$997	$122	$2,478
Our direct sales to GameStop Corp. represented approximately 12 percent of total net revenue for both the three and nine months ended December 31, 2007, and approximately 10 percent and 12 percent of total net revenue for the three and nine months ended December 31, 2006, respectively. Our direct sales to Wal-Mart Stores, Inc. represented approximately 12 percent and 11 percent of total net revenue for the three and nine months ended December 31, 2007, respectively, and approximately 13 percent of total net revenue for both the three and nine months ended December 31, 2006.

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
In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“SFAS No. 141(R)”), “Business Combinations”, which requires the recognition of assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree at the acquisition date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will have a material impact on our Condensed Consolidated Financial Statements for acquisitions consummated after April 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”, which establishes new accounting and reporting standards for noncontrolling interest (minority interest) and for the deconsolidation of a subsidiary. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our Condensed Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of December 29, 2007, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 29, 2007 and December 30, 2006, and the related condensed consolidated statement of cash flows for the nine-month periods ended December 29, 2007 and December 30, 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above in order for them to be in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG LLP
Mountain View, California
February 4, 2008

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
OVERVIEW
The following overview is a top-level discussion of our operating results as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and nine months ended December 31, 2007, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and the Condensed Consolidated Financial Statements and related notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed with the SEC on May 30, 2007 and in other documents we have filed with the SEC.
About Electronic Arts
We develop, market, publish and distribute interactive software games that are playable by consumers on video game consoles (such as the Sony PlayStation® 2 and PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, mobile platforms (including cellular handsets and handheld game players such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™) and online (over the Internet and other proprietary online networks). Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™, Need for Speed™ and POGO™). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Lord of the Rings and Harry Potter).
Overview of Financial Results
Special Note Regarding Deferred Net Revenue
The ubiquity of high-speed Internet access and the integration of network connectivity into new generation game consoles are expected to continue to increase demand for games with online-enabled features. To address this demand, many of our software products are developed with the ability to be connected to, and played via, the Internet. In order for consumers to participate in online communities and play against one another via the Internet, we (either directly or through outsourced arrangements with third parties) maintain servers which support an online service we offer to consumers for activities such as matchmaking, roster updates, tournaments and player rankings. In situations where we do not separately sell this online service, we account for the sale of the software product as a “bundle” sale, or multiple element arrangement, in which we sell both the software product and the online service for one combined price.
Through fiscal 2007, for accounting purposes, vendor specific objective evidence of fair value existed for the online service. Accordingly, we allocated the revenue collected from the sale of the software product between the online service offered and the software product and recognized the amounts allocated to each element separately. However, starting in fiscal 2008, for accounting purposes, the required vendor specific objective evidence of fair value does not exist for the online service related to certain of our online-enabled software products. This prevents us from allocating and separately recognizing revenue related to the software product and the online service. Accordingly, starting in fiscal 2008, we began to recognize all of the revenue from the sale of our online-enabled software products for the PC, PlayStation 2, PLAYSTATION 3, Wii and the PSP on a deferred basis over an estimated online service period, which we estimate to be six months beginning in the month after shipment. We anticipate that we will defer approximately $350 million to $450 million in net revenue from the sale of these online-enabled software products from fiscal 2008 into fiscal 2009. On a quarterly basis, this amount will vary significantly depending upon the number of titles we release, the timing of their release, sales volume, returns and price protection provided for these online-enabled software products. In addition, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis), which inherently creates volatility in our reported gross margin percentages.
As of December 31, 2007, we had an accumulated balance of $595 million of deferred net revenue related to online-enabled packaged goods and digital content, substantially all of which was driven by sales made during the six months ended December 31, 2007.
Financial Results
Total net revenue for the three months ended December 31, 2007 was $1,503 million, up $222 million as compared to the three months ended December 31, 2006. The impact of deferrals related to packaged goods and digital content for the three months ended December 31, 2007 decreased our reported net revenue by $231 million. Net revenue was driven by sales of Rock Band™, Need for Speed™ ProStreet, The Simpsons™ Game, FIFA 08, and Madden NFL 08.
Net loss for the three months ended December 31, 2007 was $33 million as compared to net income of $160 million for the three months ended December 31, 2006. Diluted loss per share for the three months ended December 31, 2007 was $0.10 as compared to diluted income per share of $0.50 for the three months ended December 31, 2006. Net income decreased during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 primarily due to (1) a decrease in gross profit of $90 million due to the net deferral of $231 million of net revenue related to certain of our online-enabled packaged goods and digital content products which will be recognized in future periods, and (2) an increase in restructuring expense of $76 million primarily resulting from our fiscal 2008 reorganization.
During the nine months ended December 31, 2007, we generated $53 million of cash from operating activities as compared to $183 million for the nine months ended December 31, 2006. The decrease in cash provided by operating activities for the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006 was primarily due to (1) an increase in operating expenses paid resulting from an increase in advertising and marketing costs, external development expenses and personnel-related expenses, and (2) a $90 million increase in incentive-based compensation payments made in fiscal 2008 related to fiscal 2007.
Management’s Overview of Historical and Prospective Business Trends
Fiscal 2008 Reorganization. In June 2007, we announced a plan to reorganize our business into several new divisions, including four new “Labels”: EA SPORTS, EA Games, EA Casual Entertainment and The Sims. Each Label will operate with dedicated studio and product marketing teams focused on consumer-driven priorities. The new structure is designed to streamline decision-making, improve global focus, and speed new ideas to the market. In October 2007, our Board of Directors approved a plan of reorganization (“fiscal 2008 reorganization”) in connection with the reorganization of our business into four new Labels.
Since inception of the fiscal 2008 reorganization through December 31, 2007, we incurred charges associated with (1) the closure of our Chertsey, England and Chicago, Illinois facilities, which included asset impairment and lease termination costs, (2) employee-related expenses, and (3) other costs including other contract terminations as well as IT and consulting costs to assist in the reorganization of our business support functions. During the fourth quarter of fiscal 2008, we anticipate that we will complete the closure of our Chertsey, England facility and consolidate our local operations and employees in our Guildford, England facility. Over the next 21 months, we expect to continue to incur IT and consulting costs to assist in the reorganization of our business support functions.

Including charges incurred through December 31, 2007, we expect to incur between $90 million and $110 million in charges in connection with our fiscal 2008 reorganization, which will result in cash and non-cash expenditures by 2009. These charges will consist primarily of employee-related costs (approximately $14 million), facility exit costs (approximately $45 million), as well as other reorganization costs including other contract terminations and IT and consulting costs to assist in the reorganization of our business support functions (approximately $40 million).
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
We have developed and published games for a variety of handheld platforms for several years. More recently, the Sony PSP and the Nintendo DS, with their enhanced graphics, deeper gameplay, and online functionality, provide a richer mobile gaming experience for consumers.
We expect sales of games for handhelds and cellular handsets to continue to be an increasingly important part of our business worldwide.
Acquisitions and Investments. We have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions, including acquisitions of companies, businesses, intellectual properties, and other assets. Since the beginning of fiscal 2007, we have announced and/or completed several acquisitions and investments, including:
•	In January 2008, we completed our acquisition of VG Holding Corp. (“VGH”), owner of both BioWare Corp. and Pandemic Studios, LLC, which create action, adventure and role-playing games. VGH is headquartered in Menlo Park, California. BioWare Corp. and Pandemic Studios are located in Edmonton, Canada; Los Angeles, California; Austin, Texas; and Brisbane, Australia.

•	In May 2007, we entered into a licensing agreement with and made a strategic equity investment in The9 Limited (“The9”), a leading online game operator in China. The licensing agreement gives The9 exclusive publishing rights for EA SPORTS™ FIFA Online in mainland China.

•	In April 2007, we expanded our commercial agreements with and made strategic equity investments in Neowiz Corporation and a related online gaming company, Neowiz Games (we refer to Neowiz Corporation and Neowiz Games collectively as “Neowiz”). Based in Korea, Neowiz is an online media and gaming company with which we partnered in 2006 to launch EA SPORTS FIFA Online in Korea.

•	In October 2006, the remaining outstanding shares of Digital Illusions C.E. (“DICE”) located in Sweden were purchased, thereby completing the acquisition of the remaining minority interest of DICE.

•	In July 2006, we acquired Mythic Entertainment, Inc., located in Virginia, as part of our efforts to accelerate our growth in the massively multiplayer online role-playing market.
International Operations and Foreign Currency Exchange Impact. International sales are a fundamental part of our business. Net revenue from international sales accounted for approximately 49 percent of our total net revenue during the first nine months of fiscal 2008 and approximately 45 percent of our total net revenue during the first nine months of fiscal 2007. Our international net revenue was primarily driven by sales in Europe and, to a much lesser extent, in Asia. Year-over-year, we estimate that foreign exchange rates had a favorable impact on our net revenue of $90 million, or 4 percent, for the nine months ended December 31, 2007. We believe that in order to succeed internationally, it is important to locally develop content that is specifically directed toward local cultures and consumers.
Stock-Based Compensation. Beginning on April 1, 2006, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”, and applied the provisions of Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, to our adoption of SFAS No. 123(R). During the three and nine months ended December 31, 2007, we recognized stock-based compensation of $38 million and $105 million, pre-tax, and $31 million and $85 million, net of tax, respectively. During the three and nine months ended December 31, 2006, we recognized stock-based compensation of $35 million and $105 million, pre-tax, and $28 million and $83 million, net of tax, respectively. Stock-based compensation expense has been reflected in the respective functional line items on our Condensed Consolidated Statements of Operations.
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
     Revenue Recognition, Sales Returns, Allowances and Bad Debt Reserves
We derive revenue principally from sales of interactive software games designed for play on video game consoles (such as the PlayStation 2, PLAYSTATION 3, Xbox 360 and Wii), PCs and mobile platforms including handheld game players (such as the Sony PSP and Nintendo DS), and cellular handsets. We evaluate the recognition of revenue based on the criteria set forth in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and SAB No. 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four of the following criteria are met:
•	Evidence of an arrangement. Evidence of an agreement with the customer that reflects the terms and conditions to deliver products must be present in order to recognize revenue.

•	Delivery. Delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have been transferred to the customer. For online game services, delivery is considered to occur as the service is provided. For digital downloads that do not have an online service component, delivery is considered to occur generally when the download occurs.

•	Fixed or determinable fee. If a portion of the arrangement fee is not fixed or determinable, we recognize revenue as the amount becomes fixed or determinable.

•	Collection is deemed probable. We conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).
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
Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of December 31, 2007 and March 31, 2007, approximately $12 million and $9 million, respectively, of minimum guaranteed royalty obligations had been recognized in each period.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. During the three and nine months ended December 31, 2007, we recognized impairment charges of $2 million and $3 million, respectively. We had no impairments during the three and nine months ended December 31, 2006.
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

Under current accounting standards, we make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate a potential impairment in the remaining value of the assets recorded on our Condensed Consolidated Balance Sheets. In order to determine if a potential impairment has occurred, management makes various assumptions about the future value of the asset by evaluating future business prospects and estimated cash flows. Our future net cash flows are primarily dependent on the sale of products for play on proprietary video game consoles, handheld game players, PCs, and cellular handsets (“platforms”). The sales of our products are affected by our ability to accurately predict which platforms and which products we develop will be successful. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Due to product sales shortfalls, we may not realize the future net cash flows necessary to recover our long-lived assets, which may result in an impairment charge being recorded in the future. During the three and nine months ended December 31, 2007, we recognized $42 million of impairment charges related to our fiscal 2008 reorganization associated with the closures of our facilities in Chertsey, England and Chicago, Illinois. We recognized an insignificant amount of impairment during the three and nine months ended December 31, 2006.
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
     Stock-Based Compensation
We are required to estimate the fair value of share-based payment awards on the date of grant. The estimated fair value of stock options and stock purchase rights granted pursuant to our employee stock purchase plan is determined using the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make certain assumptions about the future. The determination of fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the Black-Scholes valuation calculation:
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
We continue to recognize the remaining compensation expense for options granted prior to our adoption of SFAS No. 123(R) using the accelerated approach over the requisite service period. However, in conjunction with our adoption of SFAS No. 123(R) in fiscal 2007, we changed our method of recognizing our stock-based compensation expense for post-adoption grants to the straight-line approach over the requisite service period.
     Income Taxes
We adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, in the first quarter of fiscal 2008. See Note 8 of the Notes to Condensed Consolidated Financial Statements.
In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our uncertain tax positions in each jurisdiction where we operate. These estimates involve complex issues and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations. We are also required to make determinations of the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction.
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
RESULTS OF OPERATIONS
Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2008 and 2007 contain 52 weeks and end on March 29, 2008 and March 31, 2007, respectively. Our results of operations for the three months ended December 31, 2007 and 2006 contain 13 weeks and ended on December 29, 2007 and December 30, 2006, respectively. Our results of operations for the nine months ended December 31, 2007 and 2006 contain 39 weeks and ended on December 29, 2007 and December 30, 2006, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
Net Revenue
Net revenue consists of (1) sales of interactive software packaged goods games designed for play on video game consoles (such as the PlayStation 2, PLAYSTATION 3, Xbox 360 and Wii), PCs and handheld game players (such as the Sony PSP, Nintendo DS and Nintendo Game Boy Advance) and cellular handsets, (2) sales of interactive online-enabled packaged goods and digital content and the online service associated with the game, (3) sales of services in connection with games playable online only, (4) revenue from programming third-party web sites with our game content, (5) revenue from allowing other companies to manufacture and sell our products in conjunction with other products, and (6) selling advertisements on our online web pages and in our games.
During the three and nine months ended December 31, 2007, we recognized total net revenue of $1,503 million and $2,537 million, respectively. Our total net revenue during the three and nine months ended December 31, 2007 includes $284 million and $392 million, respectively, recognized from sales of certain online-enabled packaged goods and digital content. The deferral of net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $231 million and $563 million during the three and nine months ended December 31, 2007, respectively, as compared to the same periods a year ago.
From a geographical perspective, our total net revenue for the three and nine months ended December 31, 2007 and 2006 was as follows (in millions):

	Three Months Ended December 31,					%
	2007		2006		Increase	Change

North America	$768	51%	$637	50%	$131	21%

Europe	668	44%	583	45%	85	15%
Asia	67	5%	61	5%	6	10%

International	735	49%	644	50%	91	14%

Total Net Revenue	$1,503	100%	$1,281	100%	$222	17%

	Nine Months Ended December 31,				Increase /	%
	2007		2006		(Decrease)	Change

North America	$1,292	51%	$1,359	55%	$(67)	(5%)

Europe	1,119	44%	997	40%	122	12%
Asia	126	5%	122	5%	4	3%

International	1,245	49%	1,119	45%	126	11%

Total Net Revenue	$2,537	100%	$2,478	100%	$59	2%

North America
For the three months ended December 31, 2007, net revenue in North America was $768 million, driven by sales of Rock Band, Madden NFL 08, and Need for Speed ProStreet.
Net revenue for the three months ended December 31, 2007 increased 21 percent as compared to the three months ended December 31, 2006. The deferral of net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $93 million(a) during the three months ended December 31, 2007. From an operational perspective, the increase in net revenue was driven by (1) a $217 million increase in net revenue from co-publishing and distribution titles (which does not include an additional $18 million of deferred net revenue that will be recognized in future periods), and (2) a $53 million increase in net revenue from sales of titles for the Wii (which does not include an additional $15 million of deferred net revenue that will be recognized in future periods). These increases were partially offset by (1) a $67 million decrease in net revenue from sales of titles for the PlayStation 2 (which does not include an additional $17 million of deferred net revenue that will be recognized in future periods), (2) a $43 million decrease in net revenue from sales of titles for the Xbox, and (3) a $31 million decrease in net revenue from sales of titles for the PC (which includes the recognition of $4 million of deferred net revenue).
For the nine months ended December 31, 2007, net revenue in North America was $1,292 million, driven by sales of Madden NFL 08, Rock Band, and NCAA® Football 08.
Net revenue for the nine months ended December 31, 2007 decreased 5 percent as compared to the nine months ended December 31, 2006. The deferral of net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $264 million(b) during the nine months ended December 31, 2007. From an operational perspective, the decrease in net revenue was driven by (1) a $234 million decrease in net revenue from sales of titles for the PlayStation 2 (which does not include an additional $90 million of deferred net revenue that will be recognized in future periods), (2) a $101 million decrease in net revenue from sales of titles for the Xbox, and (3) a $65 million decrease in net revenue from sales of titles for the PSP (which does not include an additional $33 million of deferred net revenue that will be recognized in future periods). These decreases were partially offset by (1) a $215 million increase in net revenue from co-publishing and distribution titles (which does not include an additional $18 million of deferred net revenue that will be recognized in future periods), (2) a $95 million increase in net revenue from sales of titles for the Wii (which does not include an additional $28 million of deferred net revenue that will be recognized in future periods), and (3) a $33 million increase in net revenue from sales of titles for the Nintendo DS.
(a)	The net deferral of $93 million of net revenue related to certain of our packaged goods and digital content sales during the three months ended December 31, 2007, which will be recognized in future periods, consisted of (1) $24 million of net revenue related to the PLAYSTATION 3, (2) $20 million of net revenue related to the PSP, (3) $18 million of net revenue related to co-publishing and distribution titles, (4) $17 million of net revenue related to the PlayStation 2, (5) $15 million of net revenue related to the Wii, and (6) $3 million of other net revenue. These deferrals were offset by the recognition of $4 million of deferred net revenue related to the PC.

(b)	The net deferral of $264 million of net revenue related to certain of our packaged goods and digital content sales during the nine months ended December 31, 2007, which will be recognized in future periods, consisted of (1) $90 million of net revenue related to the PlayStation 2, (2) $82 million of net revenue related to the PLAYSTATION 3, (3) $33 million of net revenue related to the PSP, (4) $28 million of net revenue related to the Wii, (5) $18 million of net revenue related to co-publishing and distribution titles, (6) $6 million of net revenue related to the PC, (7) $1 million of net revenue from cellular handsets, and (8) $6 million of other net revenue.
We continue to expect net revenue for North America to increase during fiscal 2008 as compared to fiscal 2007.
Europe
For the three months ended December 31, 2007, net revenue in Europe was $668 million, driven by sales of Need for Speed ProStreet, The Simpsons Game, and FIFA 08. We estimate that foreign exchange (primarily the Euro and the British pound sterling) increased reported net revenue by approximately $57 million, or 10 percent, for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. Excluding the effect of foreign exchange rates, we estimate that net revenue increased by approximately $28 million, or 5 percent, for the three months ended December 31, 2007.
Net revenue for the three months ended December 31, 2007 increased 15 percent as compared to the three months ended December 31, 2006. The deferral of net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $124 million(c) during the three months ended December 31, 2007. From an operational perspective the increase in net revenue was driven by (1) a $53 million increase in net revenue from sales of titles for the Wii (which does not include an additional $1 million of deferred net revenue that will be recognized in future periods), (2) $52 million of net revenue from co-publishing and distribution titles (which does not include an additional $30 million of deferred net revenue that will be recognized in future periods), and (3) a $43 million increase in net revenue from sales of titles for the PLAYSTATION 3 (which does not include an additional $63 million of deferred net revenue that will be recognized in future periods). These increases were partially offset by (1) a $34 million decrease in net revenue from sales of titles for the PC (which does not include an additional $9 million of deferred net revenue that will be recognized in future periods), and (2) a $32 million decrease in net revenue from sales of titles for the PlayStation 2 (which does not include an additional $6 million of deferred net revenue that will be recognized in future periods).
For the nine months ended December 31, 2007, net revenue in Europe was $1,119 million, driven by sales of FIFA 08, Need for Speed ProStreet, and The Simpsons Game. We estimate that foreign exchange (primarily the Euro and the British pound sterling) increased reported net revenue by approximately $83 million, or 8 percent, for the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006. Excluding the effect of foreign exchange rates, we estimate that net revenue increased by approximately $39 million, or 4 percent, for the nine months ended December 31, 2007.
Net revenue for the nine months ended December 31, 2007 increased 12 percent as compared to the nine months ended December 31, 2006. The deferral of net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $272 million(d) during the nine months ended December 31, 2007. From an operational perspective, the increase in net revenue was driven by (1) a $94 million increase in net revenue from sales of titles for the Wii (which does not include an additional $12 million of deferred net revenue that will be recognized in future periods), (2) a $76 million increase in net revenue from sales of titles for the Nintendo DS, and (3) a $53 million increase in net revenue from sales of titles for the PLAYSTATION 3 (which does not include an additional $91 million of deferred net revenue that will be recognized in future periods). These increases were partially offset by a $95 million decrease in net revenue from sales of titles for the PlayStation 2 (which does not include an additional $67 million of deferred net revenue that will be recognized in future periods).
(c)	The net deferral of $124 million of net revenue related to certain of our packaged goods and digital content sales during the three months ended December 31, 2007, which will be recognized in future periods, consisted of (1) $63 million of net revenue related to the PLAYSTATION 3, (2) $30 million of net revenue related to co-publishing and distribution titles, (3) $15 million of net revenue related to the PSP, (4) $9 million of net revenue related to the PC, (5) $6 million of net revenue related to the PlayStation 2, and (6) $1 million of net revenue related to the Wii.
(d)	The net deferral of $272 million of net revenue related to certain of our packaged goods and digital content sales during the nine months ended December 31, 2007, which will be recognized in future periods, consisted of (1) $91 million of net revenue related to the PLAYSTATION 3, (2) $67 million of net revenue related to the PlayStation 2, (3) $39 million of net revenue related to the PC, (4) $32 million of net revenue related to the PSP, (5) $30 million of net revenue related to co-publishing and distribution titles, (6) $12 million of net revenue related to the Wii, and (7) $1 million of other net revenue.
We continue to expect net revenue for Europe to increase during fiscal 2008 as compared to fiscal 2007.
Asia
For the three months ended December 31, 2007, net revenue in Asia was $67 million, driven by sales of The Simpsons Game, Need for Speed ProStreet, and FIFA 08. We estimate that foreign exchange increased reported net revenue by approximately $6 million, or 10 percent, for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. Excluding the effect of foreign exchange rates, we estimate that net revenue remained flat during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.
Net revenue for the three months ended December 31, 2007 increased 10 percent as compared to the three months ended December 31, 2006. The deferral of net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $14 million(e) during the three months ended December 31, 2007. From an operational perspective, the increase in net revenue was driven by (1) a $5 million increase in sales of titles for the PLAYSTATION 3 (which does not include an additional $6 million of deferred net revenue that will be recognized in future periods), and (2) a $5 million increase in net revenue from sales of titles for the Nintendo DS. These increases were partially offset by a $6 million decrease in net revenue from sales of titles for the PC (which does not include an additional $1 million of deferred net revenue that will be recognized in future periods).
For the nine months ended December 31, 2007, net revenue in Asia was $126 million, driven by sales of The Simpsons Game, Need for Speed ProStreet and Harry Potter and the Order of the Phoenix™. We estimate that foreign exchange rates increased our reported net revenue by $7 million, or 6 percent, for the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006. Excluding the effect of foreign exchange rates, we estimate that net revenue decreased by $3 million, or 3 percent, for the nine months ended December 31, 2007.
Net revenue for the nine months ended December 31, 2007 increased 3 percent as compared to the nine months ended December 31, 2006. The deferral of net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $27 million(f) during the nine months ended December 31, 2007. From an operational perspective, the increase in net revenue was driven by (1) a $10 million increase in net revenue from sales of titles for the Nintendo DS, (2) a $9 million increase in net revenue from sales of titles for the Wii (which does not include an additional $1 million of deferred net revenue that will be recognized in future periods), and (3) a $9 million increase in net revenue from sales of titles of the PLAYSTATION 3 (which does not include an additional $10 million of deferred net revenue that will be recognized in future periods). These increases were partially offset by (1) a $7 million decrease in net revenue from sales of titles for the PC (which does not include an additional $3 million of deferred net revenue that will be recognized in future periods), (2) a $6 million decrease in net revenue from sales of titles for the PSP (which does not include an additional $3 million of deferred net revenue that will be recognized in future periods), and (3) a $5 million decrease in net revenue from sales of titles for the PlayStation 2 (which does not include an additional $5 million of deferred net revenue that will be recognized in future periods).
(e)	The net deferral of $14 million of net revenue related to certain of our packaged goods and digital content sales during the three months ended December 31, 2007, which will be recognized in future periods, consisted of (1) $6 million of net revenue related to the PLAYSTATION 3, (2) $4 million of net revenue related to co-publishing and distribution titles, (3) $1 million of net revenue related to the PlayStation 2, (4) $1 million of net revenue related to the PC, (5) $1 million of net revenue related to the PSP, and (6) $1 million of net revenue related to the Wii.
(f)	The net deferral of $27 million of net revenue related to certain of our packaged goods and digital content sales during the nine months ended December 31, 2007, which will be recognized in future periods, consisted of (1) $10 million of net revenue related to the PLAYSTATION 3, (2) $5 million of net revenue related to the PlayStation 2, (3) $4 million of net revenue related to co-publishing and distribution titles, (4) $3 million of net revenue related to the PC, (5) $3 million of net revenue related to the PSP, (6) $1 million of net revenue related to the Wii, and (7) $1 million of other net revenue.
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
Costs of goods sold for the three and nine months ended December 31, 2007 and 2006 were as follows (in millions):

						Change as a
	December 31,	% of Net	December 31,	% of Net		% of
	2007	Revenue	2006	Revenue	% Change	Net Revenue

Three months ended	$782	52.0%	$470	36.7%	66.4%	15.3%

Nine months ended	$1,342	52.9%	$977	39.4%	37.4%	13.5%

For the three months ended December 31, 2007, cost of goods sold increased by 15.3 percent as a percentage of total net revenue as compared to the three months ended December 31, 2006. This increase was primarily due to:
•	The increase in net deferrals of $231 million of net revenue related to certain online-enabled packaged goods and digital content. Overall, we estimate the revenue deferral negatively impacted cost of goods sold as a percent of total net revenue by 7 percent, and

•	Higher co-publishing and distribution royalty costs of approximately 9.5 percent as a percentage of total net revenue primarily driven by higher sales of titles from our co-publishing and distribution franchises that have a lower gross margin.
As a percentage of total net revenue, the increases above were partially offset by a decrease of approximately 1 percent in lower operations and warranty costs during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.
For the nine months ended December 31, 2007, cost of goods sold increased by 13.5 percent as a percentage of total net revenue as compared to the nine months ended December 31, 2006. This increase was primarily due to:
•	The increase in net deferrals of $563 million of net revenue related to certain online-enabled packaged goods and digital content. Overall, we estimate the revenue deferral negatively impacted cost of goods sold as a percent of total net revenue by 9.5 percent, and

•	Higher co-publishing and distribution royalty costs of approximately 5 percent as a percentage of total net revenue primarily driven by higher sales of titles from our co-publishing and distribution franchises that have a lower gross margin.
As a percentage of total net revenue, the increases above were partially offset by a decrease of approximately 1 percent in license royalty rates primarily due to a higher proportion of sales from our owned intellectual property franchises that have lower royalty rates during the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006.
Although there can be no assurance, and our actual results could differ materially, in the short term we expect our gross margin as a percentage of total net revenue to decline in fiscal 2008 as compared to fiscal 2007 as a result of (1) increased deferred net revenue related to certain online-enabled packaged goods (we recognize the expense of the cost of goods sold related to these transactions during the period in which the product is delivered) and (2) a higher mix of co-publishing and distribution net revenue that has a lower gross margin.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs and advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and nine months ended December 31, 2007 and 2006 were as follows (in millions):

	December 31,	% of Net	December 31,	% of Net
	2007	Revenue	2006	Revenue	$ Change	% Change

Three months ended	$213	14%	$165	13%	$48	29%

Nine months ended	$459	18%	$350	14%	$109	31%

Marketing and sales expenses as a percentage of net revenue were adversely impacted by our deferral of net revenue related to online-enabled packaged goods and digital content during fiscal 2008.
For the three months ended December 31, 2007, marketing and sales expenses increased by $48 million, or 29 percent, as compared to the three months ended December 31, 2006. $44 million of the increase was for marketing, advertising and promotional expenses primarily to support our launch of new franchises and incremental spend on recurring franchises.

For the nine months ended December 31, 2007, marketing and sales expenses increased by $109 million, or 31 percent, as compared to the nine months ended December 31, 2006. The increase was principally due to (1) an increase of $93 million in marketing, advertising and promotional expenses primarily to support our launch of new franchises and incremental spend on recurring franchises, as well as (2) an $18 million increase in additional personnel-related costs primarily resulting from an increase in headcount. These increases were partially offset by $7 million of incentive based compensation expense.
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
General and administrative expenses for the three and nine months ended December 31, 2007 and 2006 were as follows (in millions):

	December 31,	% of Net	December 31,	% of Net
	2007	Revenue	2006	Revenue	$ Change	% Change

Three months ended	$95	6%	$91	7%	$4	4%

Nine months ended	$250	10%	$222	9%	$28	13%

General and administrative expenses as a percentage of net revenue were adversely impacted by our deferral of net revenue related to online-enabled packaged goods and digital content during fiscal 2008.
For the three months ended December 31, 2007, general and administrative expenses increased by $4 million, or 4 percent, as compared to the three months ended December 31, 2006. The increase was primarily due to an increase of $7 million in additional personnel-related costs primarily due to an increase in headcount, offset by $5 million incentive-based compensation expense.
For the nine months ended December 31, 2007, general and administrative expenses increased by $28 million, or 13 percent, as compared to the nine months ended December 31, 2006. The increase was primarily due to (1) an increase in contracted services associated with IT systems initiatives and professional services of $13 million, (2) an increase of $13 million in additional personnel-related costs primarily due to an increase in headcount, and (3) an increase in facilities-related expenses of $11 million. These increases were partially offset by $5 million of incentive-based compensation expense.
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

Research and development expenses for the three and nine months ended December 31, 2007 and 2006 were as follows (in millions):

	December 31,	% of Net	December 31,	% of Net
	2007	Revenue	2006	Revenue	$ Change	% Change

Three months ended	$321	21%	$330	26%	$(9)	(3%)

Nine months ended	$829	33%	$783	32%	$46	6%

Research and development expenses as a percentage of net revenue were adversely impacted by our deferral of net revenue related to online-enabled packaged goods and digital content during fiscal 2008.
For the three months ended December 31, 2007, research and development expenses decreased by $9 million, or 3 percent, as compared to the three months ended December 31, 2006. The decrease was primarily due to $28 million of incentive-based compensation expense, partially offset by a $13 million increase in additional personnel-related costs.
For the nine months ended December 31, 2007, research and development expenses increased by $46 million, or 6 percent, as compared to the nine months ended December 31, 2006. The increase was primarily due to (1) an increase of $48 million in additional personnel-related costs, (2) higher external development costs of $30 million to support our new releases such as Crysis® and The Simpsons Game, and (3) an increase in facilities-related expenses of $7 million to support our research and development functions worldwide. These increases were partially offset by $38 million of incentive-based compensation expense.
We expect research and development expenses to increase in absolute dollars in fiscal 2008 as compared to fiscal 2007 primarily due to (1) a greater number of titles in development in fiscal 2008 as compared to fiscal 2007, and (2) our acquisition of VGH.
Acquired In-process Technology
In connection with the completion of our acquisition of VGH in January 2008, we expect to incur expenses related to acquired in-process technology associated with this acquisition during the three months ended March 31, 2008.
Restructuring Charges
Restructuring charges for the three and nine months ended December 31, 2007 and 2006 were as follows (in millions):

	December 31,	% of Net	December 31,	% of Net
	2007	Revenue	2006	Revenue	$ Change	% Change

Three months ended	$78	5%	$2	—	$76	3800%

Nine months ended	$85	3%	$12	—	$73	608%

In connection with our fiscal 2008 reorganization, during the nine months ended December 31, 2007, we incurred approximately $81 million of reorganization charges, of which $44 million was for facilities-related expenses, $25 million was for other expenses including contracted services costs to assist in the reorganization of our business support functions, and $12 million was for employee-related expenses.
In connection with our fiscal 2006 international publishing reorganization, during the nine months ended December 31, 2007, we incurred approximately $4 million of employee-related expenses. During the nine months ended December 31, 2006, reorganization charges were approximately $12 million, of which $8 million was for employee-related expenses.

Interest and Other Income, Net
Interest and other income, net, for the three and nine months ended December 31, 2007 and 2006 were as follows (in millions):

	December 31,	% of Net	December 31,	% of Net
	2007	Revenue	2006	Revenue	$ Change	% Change

Three months ended	$20	1%	$25	2%	$(5)	(20%)

Nine months ended	$78	3%	$69	3%	$9	13%

For the three months ended December 31, 2007, interest and other income, net, decreased by $5 million, or 20 percent, as compared to the three months ended December 31, 2006, primarily due to the recognition of a $12 million impairment of our investment in Neowiz Corporation’s common and preferred shares, partially offset by a $4 million gain recognized due to changes in foreign exchange rates.
For the nine months ended December 31, 2007, interest and other income, net, increased by $9 million, or 13 percent, as compared to the nine months ended December 31, 2006, primarily due to (1) an increase of $8 million in interest income resulting from higher yields on our cash, cash equivalent and short-term investment balances, (2) a $7 million gain recognized due to changes in foreign exchange rates, and (3) $6 million in net gains realized on sales of our short-term investments. These increases were partially offset by the recognition of a $12 million impairment of our investment in Neowiz Corporation’s common and preferred shares.
As of December 31, 2007, we had gross unrealized gains of $588 million and gross unrealized losses of $84 million in our marketable security investments. Based on our review, we do not consider the investments with gross unrealized losses to be other-than-temporarily impaired as of December 31, 2007. We evaluate our investments for impairment quarterly. If we conclude that an investment is other-than-temporarily impaired, we will recognize an impairment charge in income at that time.
Income Taxes
Income tax expense (benefit) for the three and nine months ended December 31, 2007 and 2006 were as follows (in millions):

	December 31,	Effective	December 31,	Effective
	2007	Tax Rate	2006	Tax Rate	% Change

Three months ended	$60	221.1%	$84	34.9%	(29%)

Nine months ended	$(10)	2.9%	$83	45.9%	(112%)

The tax rate reported for the nine months ended December 31, 2007 is based on our projected annual effective tax rate for fiscal 2008. Our effective tax rates for the three and nine months ended December 31, 2007 were 221.1 percent and 2.9 percent, respectively. The volatility in our quarterly tax rate is primarily driven by the forecasted geographic mix of income, as well as impairment losses on investments and certain restructuring costs that result in zero tax benefits in the third quarter.
The overall effective income tax rate for the fiscal year could be different from the tax rates in effect for the three and nine months ended December 31, 2007 and will be dependent on our profitability for the remainder of the fiscal year. In addition, our effective income tax rates for the remainder of fiscal 2008 and future periods will depend on a variety of factors, including changes in our business such as acquisitions and intercompany transactions (for example, the acquisition of and intercompany transactions relating to both Mythic and DICE in prior years, and the acquisition of VGH in fiscal 2008), changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, as well as changes in, or termination of, our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile.
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
In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“SFAS No. 141(R)”), “Business Combinations”, which requires the recognition of assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree at the acquisition date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will have a material impact on our Condensed Consolidated Financial Statements for acquisitions consummated after April 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”, which establishes new accounting and reporting standards for noncontrolling interest (minority interest) and for the deconsolidation of a subsidiary. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	December 31,	March 31,	Increase/
(In millions)	2007	2007	(Decrease)
Cash and cash equivalents	$1,878	$1,371	$507
Short-term investments	705	1,264	(559)
Marketable equity securities	837	341	496

Total	$3,420	$2,976	$444

Percentage of total assets	53%	58%

	Nine Months Ended
	December 31,		Increase/
(In millions)	2007	2006	(Decrease)
Cash provided by operating activities	$53	$183	$(130)
Cash provided by (used in) investing activities	221	(388)	609
Cash provided by financing activities	205	146	59
Effect of foreign exchange on cash and cash equivalents	28	16	12

Net increase (decrease) in cash and cash equivalents	$507	$(43)	$550

      Changes in Cash Flow
During the nine months ended December 31, 2007, we generated $53 million of cash from operating activities as compared to $183 million for the nine months ended December 31, 2006. The decrease in cash provided by operating activities for the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006 was primarily due to (1) an increase in operating expenses paid resulting from an increase in advertising and marketing costs, external development expenses and personnel-related expenses, and (2) a $90 million increase in incentive-based compensation payments made in fiscal 2008 related to fiscal 2007.
For the nine months ended December 31, 2007, we generated $1,978 million of cash proceeds from maturities and sales of short-term investments and $160 million in proceeds from sales of common stock through our stock-based compensation plans. Our primary use of cash in non-operating activities consisted of $1,388 million used to purchase short-term investments and $277 million used to purchase marketable equitable securities and investments in affiliates.
      Short-term investments and marketable equity securities
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2007, our short-term investments had gross unrealized gains of $4 million, or 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains. As of December 31, 2007, we had no intention of selling any short-term investments that had an unrealized loss.
Marketable equity securities increased to $837 million as of December 31, 2007, from $341 million as of March 31, 2007. This increase was primarily due to (1) an increase of $339 million in the fair value of our investment in Ubisoft Entertainment, and (2) our fiscal 2008 investments in The9 and Neowiz common stock, which had a combined fair value of $157 million as of December 31, 2007.

      Receivables, net
Our gross accounts receivable balances were $1,089 million and $470 million as of December 31, 2007 and March 31, 2007, respectively. The increase in our accounts receivable balance was primarily due to higher sales volumes in the third quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007, which was expected as we traditionally have higher sales during our third fiscal quarter as compared to our fourth fiscal quarter. We expect our accounts receivable balance to decrease during the three months ending March 31, 2008 based on our collections and our lower sales volume. Reserves for sales returns, pricing allowances and doubtful accounts increased in absolute dollars from $214 million as of March 31, 2007 to $259 million as of December 31, 2007. As a percentage of trailing nine month net revenue, reserves increased from 8 percent as of March 31, 2007, to 10 percent as of December 31, 2007. The 2 percent increase was primarily due to an increase in deferred net revenue that will be recognized in future periods. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.
      Inventories
Inventories increased to $178 million as of December 31, 2007, from $62 million as of March 31, 2007 primarily as a result of our Rock Band inventory in the amount of $59 million of which approximately $35 million was in-transit as of December 31, 2007, as well as the seasonality and growth of our business.
      Other current assets
Other current assets increased to $347 million as of December 31, 2007, from $219 million as of March 31, 2007, primarily due to the reclassification of our Chertsey, England facility from property and equipment, net, to other current assets as an asset held for sale, our loan advance to VGH and an increase in vendor rebates. In January 2008, we completed our acquisition of VGH.
      Accounts payable
Accounts payable increased to $371 million as of December 31, 2007, from $180 million as of March 31, 2007, primarily due to higher expenditures during the third quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007 as a result of the higher inventory purchases and marketing expenditures in conjunction with the seasonality of our business.
      Accrued and other current liabilities
Our accrued and other current liabilities decreased to $782 million as of December 31, 2007 from $814 million as of March 31, 2007. The decrease was primarily due to (1) $283 million of current income taxes accrued being reclassified to long-term income tax obligations as a result of our adoption of FIN No. 48 (see Note 8 of the Notes to Condensed Consolidated Financial Statements), and (2) a decrease of $48 million in accrued incentive-based compensation. These decreases were partially offset by an increase of $140 million in royalties payable and $50 million in value-added taxes payable.
      Deferred income taxes, net
Our net deferred income tax asset position increased by $100 million as of December 31, 2007 as compared to March 31, 2007 primarily due to increases of (1) $38 million in deferred tax assets related to stock-based compensation, (2) $36 million in deferred tax assets related to the adoption of FIN No. 48, and (3) $28 million in deferred tax assets resulting from the tax benefit we recognized related to our operating loss during the nine months ended December 31, 2007.
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

In January 2008, we completed our acquisition of VGH and paid approximately $620 million in cash to the stockholders of VGH.
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
As of December 31, 2007, approximately $1,384 million of our cash, cash equivalents, short-term investments and marketable equity securities that was generated from operations was domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, UEFA and FAPL (Football Association Premier League Limited) (professional soccer); NASCAR (stock car racing); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter and Batman); New Line Productions and Saul Zaentz Company (The Lord of the Rings); Red Bear Inc. (John Madden); National Football League Properties and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); Viacom Consumer Products (The Godfather); ESPN (content in EA SPORTSTM games); Twentieth Century Fox Licensing and Merchandising (The Simpsons); and Hasbro, Inc. (a wide array of Hasbro intellectual properties). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements, and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.
The following table summarizes our minimum contractual obligations and commercial commitments as of December 31, 2007, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

				Commercial
	Contractual Obligations			Commitments
		Developer/		Letter of Credit,
Fiscal Year		Licensor		Bank and
Ending March 31,	Leases (1)	Commitments (2)	Marketing	Other Guarantees	Total
2008 (remaining three months)	$15	$47	$7	$5	$74
2009	57	204	34	—	295
2010	42	184	39	—	265
2011	32	237	41	—	310
2012	28	77	25	—	130
Thereafter	63	677	185	—	925

Total	$237	$1,426	$331	$5	$1,999

(1)	See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information. Lease commitments include contractual rental commitments of $14 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported on our Condensed Consolidated Balance Sheets as of December 31, 2007. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

(2)	Developer/licensor commitments include $12 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of December 31, 2007 because payment is not contingent upon performance by the developer or licensor.
The amounts represented in the table above reflect our minimal cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements.
In addition to what is included in the table above, as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements, we adopted the provisions of FIN No. 48. As of December 31, 2007, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $341 million, of which approximately $41 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
The commitments table disclosed above does not include any commitments related to our acquisition of VG Holding Corp., which are described below.
Acquisition of VG Holding Corp.
In October 2007, we entered into a definitive merger agreement to acquire all of the outstanding capital stock of VG Holding Corp. (“VGH”), owner of both BioWare Corp. and Pandemic Studios, LLC, which create action, adventure and role-playing games. VGH is headquartered in Menlo Park, California. BioWare Corp. and Pandemic Studios are located in Edmonton, Canada; Los Angeles, California; Austin, Texas; and Brisbane, Australia. In January 2008, we completed our acquisition of VGH and paid approximately $620 million in cash to the stockholders of VGH and issued approximately $160 million in equity-based awards to certain key employees of BioWare and Pandemic. These awards are subject to time-based or performance-based vesting criteria. In addition, we loaned VGH $30 million during the period from October 2007 through the completion of the acquisition.

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
We believe that, as of December 31, 2007, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.

The two lease agreements with Keybank National Association described above require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of December 31, 2007.

				Actual as of
Financial Covenants		Requirement		December 31, 2007
Consolidated Net Worth (in millions)		equal to or greater than	$2,430	$4,303
Fixed Charge Coverage Ratio		equal to or greater than	3.00	4.56
Total Consolidated Debt to Capital		equal to or less than	60%	5.4%
Quick Ratio —	Q1 & Q2	equal to or greater than	1.00	N/A
	Q3 & Q4	equal to or greater than	1.75	11.65
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
Foreign Currency Exchange Rate Risk
Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into net revenue or operating expenses, as appropriate in the period when the forecasted transaction is recorded. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net, in our Condensed Consolidated Statements of Operations. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in revenue and operating expenses. As of December 31, 2007, we had foreign currency option contracts to purchase approximately $45 million in foreign currencies and to sell approximately $183 million of foreign currencies. As of December 31, 2007, these foreign currency option contracts outstanding had a total fair value of $6 million, included in other current assets.
Balance Sheet Hedging Activities. We use foreign exchange forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign exchange forward contracts are not designated as hedging instruments under SFAS No. 133 and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our Condensed Consolidated Balance Sheets, and gains and losses from changes in fair value are reported in interest and other income, net. The gains and losses on these forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated assets and liabilities, which are also reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. As of December 31, 2007, we had forward foreign exchange contracts to purchase and sell approximately $547 million in foreign currencies. Of this amount, $521 million represented contracts to sell foreign currencies in exchange for U.S. dollars and $26 million to sell foreign currencies in exchange for British pounds sterling. The fair value of our forward contracts was immaterial as of December 31, 2007.
The counterparties to these forward and option contracts are creditworthy multinational commercial banks; therefore, the risk of counterparty nonperformance is not considered to be material.
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2007, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in a potential loss in fair value of our option contracts used in cash flow hedging of $5 million in both scenarios. A hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in potential losses on our forward contracts used in balance sheet hedging of $52 million and $77 million, respectively, as of December 31, 2007. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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
As of December 31, 2007 and March 31, 2007, our short-term investments were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of December 31, 2007 and March 31, 2007 (in millions):

	As of	As of
	December 31,	March 31,
	2007	2007
Corporate bonds	$271	$226
U.S. agency securities	142	264
Commercial paper	121	574
Asset-backed securities	101	108
U.S. Treasury securities	70	92

Total short-term investments	$705	$1,264

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of December 31, 2007, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			as of	Given an Interest Rate
(In millions)	Decrease of X Basis Points			December 31,	Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	2007	50 BPS	100 BPS	150 BPS

Corporate bonds	$277	$275	$274	$271	$269	$268	$266
U.S. agency securities	145	144	143	142	141	140	139
Commercial paper	121	121	121	121	121	121	121
Asset-backed securities	102	102	101	101	101	100	100
U.S. Treasury securities	72	71	70	70	69	68	67

Total short-term investments	$717	$713	$709	$705	$701	$697	$693

Market Price Risk
The value of our equity investments in publicly traded companies is subject to market price volatility. As of December 31, 2007 and March 31, 2007, our marketable equity securities were classified as available-for-sale and, consequently, were recorded in our Condensed Consolidated Balance Sheets at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $837 million and $341 million as of December 31, 2007 and March 31, 2007, respectively.

At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of December 31, 2007, arising from changes in market prices plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given			Fair Value	Valuation of Securities Given
	an X Percentage Decrease			as of	an X Percentage Increase
(In millions)	in Each Stock’s Market Price			December 31,	in Each Stock’s Market Price
	(75%)	(50%)	(25%)	2007	25%	50%	75%
Marketable equity securities	$209	$419	$628	$837	$1,046	$1,256	$1,465

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
Changes in internal control over financial reporting
During the quarter ended December 31, 2007, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our consolidated financial position or results of operations.
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
We derive most of our revenue from the sale of products for play on video game hardware systems (which we also refer to as “platforms”) manufactured by third parties, such as Sony’s PlayStation 2 and PLAYSTATION 3, Microsoft’s Xbox 360 and Nintendo’s Wii. The success of our business is driven in large part by the commercial success and adequate supply of these video game hardware systems, our ability to accurately predict which systems will be successful in the marketplace, and our ability to develop commercially successful products for these systems. We must make product development decisions and commit significant resources well in advance of anticipated product ship dates. A platform for which we are developing products may not succeed or may have a shorter life cycle than anticipated. If consumer demand for the systems for which we are developing products is lower than our expectations, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our products, and our financial performance will be harmed. Alternatively, a system for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on meaningful revenue opportunities.
Our industry is cyclical and is in the early stage of the current cycle. During the transition, consumers may be slower to adopt new video game systems than we anticipate, and our operating results may suffer and become more difficult to predict.
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
For the nine months ended December 31, 2007, international net revenue comprised 49 percent of our total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. While we use foreign exchange forward contracts to mitigate some foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) and, from time to time, foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries), our results of operations, including our reported net revenue and net income, and financial condition would be adversely affected by unfavorable foreign currency fluctuations, particularly the Euro, British pound sterling and Canadian dollar.
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
During the nine months ended December 31, 2007, over 74 percent of our U.S. sales were made to seven key customers. In Europe, our top ten customers accounted for approximately 33 percent of our sales in that territory during the nine months ended December 31, 2007. Worldwide, we had direct sales to two customers, GameStop Corp. and Wal-Mart Stores, Inc., representing approximately 12 percent and 11 percent, respectively, of total net revenue for the nine months ended December 31, 2007. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. Additionally, our receivables from these large customers increase significantly in the December quarter as they stock up for the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers.
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

ELECTRONIC ARTS INC. (Registrant)

/s/ Warren C. Jenson

DATED:	Warren C. Jenson
February 4, 2008	Executive Vice President,
Chief Financial and Administrative Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2007
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