Form 10-K
period 2008-03-31
ELECTRONIC ARTS INC.
filed 2008-05-23
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
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

Registrant’s telephone number, including area code:
(650) 628-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	NASDAQ Global Select Market

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
                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of September 28, 2007, the last business day of the second fiscal quarter, was $17,513,418,000.

As of May 16, 2008 there were 318,418,114 shares of the registrant’s common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ELECTRONIC ARTS INC.
2008 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Report are forward looking. We use words such as “anticipate”, “believe”, “expect”, “intend”, “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors”, beginning on page 14.

PART I

Item 1:	Business

Overview

Electronic Arts develops, markets, publishes and distributes video game software and content that can be played by consumers on a variety of platforms, including:

•	Video game consoles such as the Sony PlayStation® 2 and PLAYSTATION® 3, Microsoft Xbox 360tm and Nintendo Wiitm,

•	Personal computers, including the Macintosh (we refer to personal computers and the Macintosh together as “PCs”),

•	Handheld game players such as the PlayStation® Portable (“PSPtm”) and Nintendo DStm and iPod®, and

•	Cellular handsets.

In fiscal 2008, excluding cell phones, we developed or published products for 10 different platforms and since our inception, we have published games for over 50 different platforms. In fiscal 2008 we also published over 30 games for cellular handsets.

We also provide online game-related services (e.g., matchmaking and subscription services) for these platforms.

We generate net revenue primarily from sales of packaged goods, online subscriptions, online and mobile downloads, micro-transactions, and advertising.

Our ability to publish games across multiple platforms has been, and will continue to be, a cornerstone of our product strategy. Historically, there have been multiple video game consoles and handheld game players available to consumers, and there has been vigorous competition among hardware manufacturers. In previous hardware cycles, Sony’s PlayStation and PlayStation 2 consoles have significantly outsold their competitors. The current hardware cycle is characterized by fierce competition from three strong and viable competitors — Microsoft’s Xbox 360, the Nintendo Wii and Sony’s PLAYSTATION 3. In fiscal 2008, we developed and published 20 titles for the Xbox 360, 17 titles for the PLAYSTATION 3, 15 titles for the PlayStation 2, 14 titles for the Wii, two titles for the Xbox and one title for the Nintendo GameCube. The PC also continues to be an important interactive game platform. In fiscal 2008, we published 29 titles for the PC (including the Macintosh). Similarly, there is also competition in the handheld games hardware business, where the Nintendo DS and Sony’s PSP are both viable platforms. In fiscal 2008, we published 12 titles for the Nintendo DS, nine titles for the PSP and one title for the Game Boy Advance. Many of our PC, PlayStation 2, PLAYSTATION 3, Wii, Xbox 360, Xbox and PSP titles include online functionality which enables consumers to participate in online communities and play against one another via the Internet.

Our games span a diverse range of categories, including action-adventure, casual, sports, family, fantasy, racing, music, role-playing, simulation, extreme sports and strategy. We have created, licensed and acquired a strong portfolio of intellectual property, which we market and sell to a variety of consumers. Our portfolio of wholly-owned properties includes established brands such as Need for Speedtm, The Simstm and Battlefield, and games scheduled to debut in fiscal 2009 such as Sporetm, Mirror’s Edgetm and Dead Spacetm. Our portfolio of games based on licensed intellectual property includes sports-based titles such as Madden NFL Football, FIFA Soccer and Tiger Woods PGA Tour®, and titles based on popular culture such as Harry Potter, The Godfather®, and the yet-to-be released Warhammer® Online. Through our EA Partners business, we also co-develop, co-publish and distribute video games that are developed and published by other companies, including the MTV Games/Harmonix game Rock Band. Beginning in fiscal 2009, we also expect to release video games based on board games and toys from Hasbro, including NERF, MONOPOLY and TRIVIAL PURSUIT.

Another cornerstone of our strategy is to publish products that can be iterated, or sequeled. For example, many of our sports products, such as Madden NFL Football, come out in a new edition each year. Other products, such as The Sims and Godfather, can be sequeled on a less-frequent basis. We refer to these successful, iterated product families as “franchises”.

We develop our games using both internal and external resources. We have development studios and related functions located worldwide, such as BioWare (Canada and United States), Black Box (Canada), Blueprint (United States), Bright Light (United Kingdom), Criterion (United Kingdom), DICE (Sweden), EA Canada, EA India, EA Los Angeles (United States), EA Montreal (Canada), EA Redwood Shores (United States), EA Romania, EA Salt Lake City (United States), Mythic Entertainment (United States), Pogo (United States and China), Pandemic (United States and Australia), Phenomic (Germany), The Sims (United States) and Tiburon (United States). We also have quality and assurance functions located in several countries such as China, India, Korea, Singapore and Spain and localization functions located in several countries such as France, Germany, Italy, Japan, Romania and Spain. We also engage third-parties to assist with the development of our games at their own development and production studios.

Our global sales network allows us to market, publish and distribute games in over 35 countries throughout the world. In North America, we generate a significant portion of our net revenue from direct sales to retailers. Outside of North America, we generate net revenue primarily from direct-to-retail sales although, in some of our smaller territories, we also work with third parties to distribute our games. Our games are also available via online stores, including our own online store, and via direct digital download from our website. We also market and distribute games and other content for cellular handsets through wireless carriers.

In fiscal 2008, sales of Rock Band, distributed for three platforms, represented approximately 10 percent of our total net revenue. In fiscal 2007, we had two titles, Need for Speed Carbon and Madden NFL 07, published on 10 platforms, each of which represented approximately 11 percent of our total net revenue. In fiscal 2006, we had one title, Need for Speed Most Wanted, published on eight platforms, which represented approximately 10 percent of our total net revenue.

We were initially incorporated in California in 1982. In September 1991, we reincorporated under the laws of Delaware. Our principal executive offices are located at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.

Significant Business Developments in Fiscal 2008

Label Reorganization

As described in more detail below, in fiscal 2008, we reorganized our business into four operating “labels” — EA Games, EA SPORTS, The Sims and EA Casual Entertainment — and an additional group that works closely with the labels — Global Publishing, which operates in three regions, North America, Europe and Asia.

Acquisition of Bioware and Pandemic Studios

In January 2008, we acquired VG Holding Corp. (“VGH”), owner of both BioWare Corp. and Pandemic Studios, LLC, game development studios that create action-adventure and role-playing games, such as Mass Effecttm (BioWare) and Mercenariestm (Pandemic). BioWare has development studios in Edmonton, Canada and Austin, Texas and Pandemic Studios are located in Los Angeles, California and Brisbane, Australia.

Transition to New Video Game Consoles

The video game software industry is cyclical, driven by video game hardware systems, which have historically had a life cycle of four to six years. The current cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched their next-generation systems, the PLAYSTATION 3 and the Wii, respectively. During fiscal 2008, the installed base of each of these systems continued to expand and, as a result, sales of our products for these systems have also increased significantly. At the same time, however, demand for video games for prior-generation systems, particularly the original Xbox and the Nintendo GameCube, has declined. Given its significant installed base and ongoing popularity outside of North America, we expect to continue developing and marketing new titles for the PlayStation 2 in fiscal 2009. We only expect to release one title for the original Xbox and no titles for the Nintendo GameCube in fiscal 2009. The new systems are more complex than their predecessors (e.g., some use multi-processor technology, new and unique game controllers, online gameplay functionality and high definition video capabilities) and development costs have been greater on a per-title basis than development costs for prior-generation video game systems.

Proposed Acquisition of Take-Two Interactive Software

In the fourth quarter of fiscal 2008, we announced a proposal to acquire all of the issued and outstanding shares of common stock of Take-Two Interactive Software, Inc. (“Take-Two”), for a total purchase price of approximately $2.1 billion (including fees and expenses). Take-Two’s Board of Directors has stated that our offer undervalues the company and is not in the best interests of stockholders. If we were to acquire Take-Two, we expect the acquisition would have a material impact on our future financial position and results of operations and cash flows. Although the offer is not conditional upon any financing arrangements, our Board of Directors has authorized us to obtain additional financing, a portion of which may be used in part to fund the acquisition. There can be no assurance that we will acquire Take-Two.

Our Operating Structure

Following our fiscal 2008 reorganization, our business is organized around four operating labels — EA Games, EA SPORTS, The Sims and EA Casual Entertainment — and an additional group that works closely with the labels — Global Publishing. Each label is structured to operate globally and includes several key functions including development studios, product marketing, and planning for products and services. Global Publishing operates in three regions, North America, Europe and Asia. Global Publishing works in partnership with the labels and is responsible for strategic planning, field marketing, sales, distribution, operations, product certification, quality assurance, motion capture, art outsourcing and localization within the local markets in which we operate.

In fiscal 2008, we generated approximately 55 percent of our net revenue from games developed by our studios that were initially released during the year, as compared to approximately 65 percent in fiscal 2007. Excluding titles developed for cellular handsets, during fiscal 2008 we released 34 titles developed by our studios compared to 32 titles in fiscal 2007. For the fiscal years ended March 31, 2008, 2007 and 2006, research and development expenses were $1,145 million, $1,041 million and $758 million, respectively.

EA Games Label

The EA Games label is home to the largest number of our studios and development teams, which together create an expansive and diverse portfolio of games, such as action-adventure, role playing, racing and combat games, marketed under the EA brand. In addition to traditional packaged-goods games, EA Games also develops massively-multiplayer online role-playing games which are persistent state virtual worlds where thousands of other players can interact with one another. For example, we expect to launch Warhammer Online in the coming fiscal year. The EA Games portfolio includes several established franchises such as Need for Speed, Battlefield, Mercenaries and Burnout. In addition, EA Games has recently launched new franchises including SKATE and Army of Two, and has additional titles in development. EA Games titles are developed primarily at the following EA studios: Bioware (located in Edmonton, Canada and Austin, Texas), Black Box (located in Vancouver, Canada), Criterion (located in Guildford, England), DICE (located in Stockholm, Sweden), EA Los Angeles, EA Montreal, EA Redwood Shores, Maxis (located in Emeryville, California), EA Mythic (located in Fairfax, Virginia), Pandemic Studios (located in Los Angeles, California and Brisbane, Australia) and Phenomic (located in Ingelheim, Germany).

EA Games also includes the EA Partners group, which teams with external game developers and third party companies, to provide these partners with a variety of services including development, publishing, and distribution. For example, in fiscal 2008, through a co-publishing agreement with Crytek, we released Crysis® on the PC, and we signed a distribution agreement with Harmonix, a subsidiary of Viacom, to distribute Rock Band.

EA SPORTS Label

The EA SPORTS label brings together a wide collection of sports-based video games marketed under the EA SPORTS brand. EA SPORTS games range from simulated sports titles with realistic graphics based on real-world sports leagues, players, events and venues to more casual games with arcade-style gameplay and graphics. We seek to release new iterations of many of our EA SPORTS titles on a regular basis (often annually), in connection with the commencement of a sports league’s season or a major sporting event when appropriate. Our EA SPORTS franchises include FIFA Soccer, Madden NFL Football, Fight Night, NBA Live, NCAA Football, NCAA March Madness, Tiger Woods PGA Tour, NHL Hockey, Nascar and Rugby. EA SPORTS games are developed primarily at our EA Canada (located in Vancouver, British Columbia) and EA Tiburon studios (located in Orlando, Florida), and, to a lesser extent, use several development studios highlighted in the EA Games label description above.

In addition to packaged goods games, the EA SPORTS label offers online-only games and entertainment. In Korea, EA SPORTS currently offers EA SPORTS FIFA Online, a free-to-play online game in which players may purchase additional in-game content from us (we refer to these consumer purchases of small elements of additional content as “micro-transactions”). We expect to introduce other online games under the EA SPORTS brand in the future. In fiscal 2009, EA SPORTS will also seek to increase its global presence through the introduction of new web-based communities centered on our portfolio of sports games.

The Sims Label

The Sims label develops and markets life-simulation games and online communities with an emphasis on creativity, community and humor.

The Sims has sold over 100 million units world-wide since it was originally launched in 2000. A significant factor in its success has been the regular introduction of expansion packs with new content and gameplay features that can be purchased and used in connection with our core products, The Sims and The Sims 2. In fiscal 2008, The Sims label launched two expansion packs for The Sims 2.

In addition to our expansion packs, The Sims label also launched several console products in fiscal 2008, most notably MySimstm — a newly created franchise for the Wii and Nintendo DS — and The Sims 2 Castaway on the Wii, Nintendo DS, PlayStation 2 and PSP.

The Sims 2 online community has 4 million unique visitors monthly, with localized communities in 15 countries. The centerpiece of this community is the user exchange, where users can download both EA and user-created content for use in their The Sims 2 core game. To date, there have been over 60 million downloads of content from The Sims 2 exchange.

The Sims label offers a variety of other online communities including The Sims On Stage — a creative community featuring karaoke, comedy, poetry, and movie mashups.

EA Casual Entertainment Label

The EA Casual Entertainment label is focused on creating compelling casual games for a mass audience of core and non-core gamers alike. Casual games are intended to be easily accessible, requiring a minimum time commitment to learn, play and enjoy. EA Casual Entertainment is responsible for a broad portfolio of games designed for consoles, handhelds and PCs (including Pogo.com, our online casual games and community website), as well as cellular phones (through EA Mobile).

Pogotm.  Through our Pogo online service, we offer casual games such as card games, puzzle games and word games. We had over 1.6 million paying Club Pogo subscribers as of March 31, 2008, up from 1.5 million paying subscribers as of March 31, 2007. In addition to paid subscriptions, Pogo also generates revenue through online advertising and sales of digital content. We are continuing to expand our Pogo offerings in Europe.

EA Mobile.  Through EA Mobile, we are a leading global publisher of games and other content (ringtones, images, etc.) for cellular handsets. Our customers typically purchase and download our games through a wireless carrier’s branded e-commerce service accessed directly from their cellular handsets.

We engage third parties to develop games for cellular handsets on our behalf at their own development and production studios and, to a lesser extent, we develop cellular handset games internally at our development and production studios located in the United States, Canada, the United Kingdom, Romania and India. In fiscal 2008, we released over 30 games for cellular handsets.

Many of our EA Mobile games are designed to take advantage of multimedia enhancements in the latest generation of cellular handsets, including high-resolution color displays, increased processing power, improved audio capabilities and increased memory capabilities. We publish games in multiple categories designed to appeal to a broad range of wireless subscribers.

Hasbro.  In August 2007, we entered into a strategic relationship with Hasbro through which we can create digital games based upon a significant number of Hasbro’s classic board games and toys, including MONOPOLY, SCRABBLE (North America only), YAHTZEE, TRIVIAL PURSUIT, NERF, G.I. JOE, and LITTLEST PET SHOP. We intend to develop Hasbro’s properties into video games for children, families and casual gamers and to publish them across a variety of platforms including cellular handsets, handhelds, PCs and consoles.

Console, Handheld and PC Games.  EA Casual Entertainment works with third party developers and oversees internal studios and development teams located in Los Angeles, Montreal, Salt Lake City and the United Kingdom that are responsible for console, handheld and PC games geared primarily towards children, families, and other casual gamers. In fiscal 2008, these games included Harry Potter and the Order of the Phoenixtm, Boogietm, and Smarty Pantstm. For fiscal 2009, EA Casual is releasing a number of new titles, including Harry Potter and the Half-Blood Princetm, Boom Bloxtm, and ZUBOtm as well as several new titles based on well-known Hasbro games and toys.

Global Publishing Organization

Our Global Publishing Organization operates in three regions, North America, Europe and Asia. These organizations work closely with each label to publish (i.e., market, sell and distribute) our products (other than EA Mobile games).

Our North America publishing organization is headquartered in Redwood City, California. We have local offices in several states including California, Washington and New York, among others. We also have a distribution center in Kentucky. North America net revenue increased by 17 percent to $1.942 billion, or 53 percent of total net revenue in fiscal 2008, as compared to $1.666 billion, or 54 percent of total net revenue in fiscal 2007.

Internationally, we conduct business and have wholly-owned subsidiaries throughout the world, including offices in Europe, Australia, Asia and Latin America. International net revenue increased by 21 percent to $1.723 billion, or 47 percent of total net revenue in fiscal 2008, compared to $1.425 billion, or 46 percent of total net revenue in fiscal 2007.

Our international and European regional publishing organization headquarters is located in Geneva, Switzerland. We have local offices in several European countries including England, France and Germany, among others. We also have European distribution centers in the Netherlands and elsewhere in Europe.

We also have a regional publishing headquarters located in Singapore. We have local offices in several Asia Pacific countries including Australia, Japan and New Zealand.

The amounts of net revenue and long-lived assets attributable to each of our geographic regions for each of the last three fiscal years are set forth in Note 18 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

The console, PC and handheld games that we publish are made available to consumers as packaged goods (usually in Blu-ray Disc, CD, DVD, cartridge or Universal Media Disc format) that are typically sold in retail stores and through online stores (including our own online store). In North America and Europe, our largest markets, we sell these packaged goods products primarily to retailers, including mass market retailers (such as Wal-Mart), electronics specialty stores (such as Best Buy) or game software specialty stores (such as GameStop). Many of our PC products and related content (such as booster packs, expansion packs and smaller pieces of game content) can also be purchased over the Internet through digital download.

Our global sales network allows us to market, publish and distribute games for all labels in over 35 countries throughout the world. We generated approximately 95 percent of our North American net revenue from direct sales to retailers in fiscal 2008, with the remaining net revenue being generated through a limited number of specialized and regional distributors and rack jobbers in markets where we believe direct sales would not be economical. Outside of North America, we derive revenue primarily from direct sales to retailers. In a few of our smaller markets, we sell our products through distributors with whom we have agreements. We also distribute products of other companies through our rack jobbing business in Switzerland. We had direct sales to GameStop Corp. which represented approximately 13 percent and 12 percent of total net revenue in fiscal 2008 and 2007, respectively. We also had direct sales to Wal-Mart Stores, Inc. which represented approximately 12 percent of total net revenue in fiscal 2008 and 13 percent of total net revenue in both fiscal 2007 and 2006, respectively.

Marketing activities conducted by the Global Publishing Organization primarily focus on television and online advertising, but also include print advertising, retail merchandising, website development, event sponsorship, and trade shows.

Our Central Development Services group, which is part of our Global Publishing Organization, provides development services to our labels, such as product localization, quality assurance and certification, motion capture, art outsourcing and media mastering. Each service is essential to the development and publishing of our games. By grouping these services together within a single, centralized organization, we expect to achieve cost savings through greater scale and efficiency, while improving the overall quality of our games by providing more sophisticated and robust services than any of our labels could sustain on its own. Key components of Central Development Services’ strategy are outsourcing to third parties and moving work offshore to lower-cost markets.

Competition

Our industry is intensely competitive. We compete for the leisure time and discretionary spending of consumers with other video game companies, as well as with other providers of different forms of entertainment, such as motion pictures, television, social networking, online casual entertainment and music. Our competitors vary in size from very small companies with limited resources to very large, diversified corporations with global operations and greater financial resources than ours.

We also face heavy competition from other video game companies and large media companies to obtain license agreements for the right to use some of the intellectual property included in our products. Some of these content licenses are controlled by the diversified media companies, which, in some cases, have decided to publish their own games based on popular entertainment properties that they control, rather than licensing the content to a video game company such as us.

Competition in Sales of Packaged Goods

Our packaged goods business is characterized by the continuous introduction of innovative new titles and the development of new technologies. Competition is also based on product quality and features, timing of product releases, brand-name recognition, availability and quality of in-game content, access to distribution channels, effectiveness of marketing and price.

For sales of packaged goods, we compete directly with Sony, Microsoft and Nintendo, each of which develop and publish software for their respective console platforms. We also compete with numerous companies which, like us, develop and publish video games that operate on these consoles and on PCs and handheld game players. These competitors include Activision, Atari, Capcom, Koei, Konami, LucasArts, Midway, Namco, Sega, Take-Two Interactive, THQ and Ubisoft. Diversified media companies such as Fox, Disney, Time Warner, Viacom and Vivendi are also expanding their software game publishing efforts.

Competition in Sales for Cellular Handsets

The wireless entertainment applications market segment, for which we develop and publish games, ring tones, music, video and wallpapers for cellular handsets, is highly competitive and characterized by frequent product introductions, rapidly evolving wireless platforms and new technologies. As demand for applications continues to increase, we expect new competitors to enter the market and existing competitors to allocate more resources to develop and market competing applications. As a result, we expect competition in the wireless entertainment market segment to intensify.

Current and potential competitors in the wireless entertainment applications market segment include major media companies, traditional video game publishing companies, wireless carriers, wireless software providers and other companies that specialize in wireless entertainment applications. We also compete with wireless content aggregators, who pool applications from multiple developers (and sometimes publishers) and offer them to carriers or through other sales channels. In addition, new and existing competitors are beginning to offer wireless entertainment applications on an ad-supported basis. Currently, we consider our primary competitors in the wireless entertainment applications market segment to be Disney, Fox Mobile Entertainment, Gameloft, Glu Mobile, Hands-On Mobile, Namco, Sony Pictures and THQ Wireless.

Competition in Online Gaming Services

The online games market segment is also highly competitive and characterized by frequent product introductions, new and evolving business models and new platforms. As the proportion of households with a broadband connection continues to grow, we expect new competitors to enter the market and existing competitors to allocate more resources toward developing online games services. As a result, we expect competition in the online games services market segment to intensify.

Our current and potential competitors in the online games market segment include major media companies, traditional video game publishing companies, and companies that specialize in online games. In the massively multiplayer online game business our competitors include Atari, Midway, NC Soft, Sony and Vivendi Games. Competing providers of other kinds of online games include MSN, Popcap, Real, AOL, Yahoo! and Nexon.

Intellectual Property

Like other entertainment companies, our business is significantly based on the creation, acquisition, exploitation and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology, and other technology and trade secrets that we use to develop our games and to make them run properly. Other intellectual property is in the form of audio-visual elements that consumers can see, hear and interact with when they are playing our games — we call this form of intellectual property “content”.

Our products embody a number of separate forms of intellectual property protection:

•	The software and the content of our products are copyrighted;

•	Our products may use patented inventions and/or trade secrets;

•	Our product brands and names may be trademarks of ours or others;

•	Our products may contain voices and likenesses of actors, athletes, celebrities and/or commentators (which may be protected by personal publicity rights), and

•	Our products often contain musical compositions and recordings that are also copyrighted.

Our products also may contain content licensed from others, such as trademarks, fictional characters, storylines and software code.

We develop products from wholly-owned intellectual properties we create within our own studios. We also acquire the rights to include proprietary intellectual property in our products through acquisitions. We also enter into content license agreements such as those with sports leagues and player associations, movie studios and performing talent, music labels, music publishers and musicians. These licenses are typically limited to use of the licensed rights in products for specific time periods. In addition, our products that play on game consoles, handhelds and cellular handsets include technology that is owned by the console or handset manufacturer and licensed non-exclusively to us for use. We also license technology from providers other than console and handset manufacturers. While we may have renewal rights for some licenses, our business and the justification for the development of many of our products is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights on reasonable terms and at reasonable rates.

As with other forms of entertainment, our products are susceptible to unauthorized copying. We typically distribute our PC products using copy protection technology that we license from other companies. In addition, console manufacturers typically incorporate security devices in their consoles in an effort to prevent the use of unlicensed products. Our primary protection against unauthorized use, duplication and distribution of our products is enforcement of our copyright and trademark interests. We typically own the copyright to the software code as well as the brand or title name trademark under which our products are marketed. We register our copyrights and trademarks in the United States and other countries.

Significant Relationships

Console Manufacturers

Sony.  Under the terms of agreements we have entered into with Sony Computer Entertainment Inc. and its affiliates, we are authorized to develop and distribute disk-based software products and online content compatible with the PlayStation 2, PLAYSTATION 3 and PSP. Pursuant to these agreements, we engage Sony to supply PlayStation 2, PLAYSTATION 3 and PSP disks for our products.

Microsoft.  Under the terms of agreements we have entered into with Microsoft Corporation and its affiliates, we are authorized to develop and distribute DVD-based software products and online content compatible with the Xbox 360.

Nintendo.  Under the terms of agreements we have entered into with Nintendo Co., Ltd. and its affiliates, we are authorized to develop and distribute proprietary optical format disk products and cartridges compatible with the Wii and the Nintendo DS. Pursuant to these agreements, we engage Nintendo to supply Wii proprietary optical format disk products and Nintendo DS cartridges for our products.

Wireless Carriers

We have agreements to distribute our wireless applications through more than 160 carriers in over 50 countries. Our customers download our applications to their cellular handsets and their wireless carrier invoices them a one-time fee or monthly subscription fee. Our carrier distribution agreements establish the fees to be retained by the carrier for distributing our applications. These arrangements are typically terminable on short notice. The agreements generally do not obligate the carriers to market or distribute any of our applications.

Content Licensors

Many of our products are based on or incorporate content and trademarks owned by others. For example, our products include rights licensed from third parties, including major movie studios, publishers, artists, authors, celebrities, traditional game and toy companies, athletes and the major sports leagues and players associations.

Inventory, Working Capital, Backlog, Manufacturing and Suppliers

For all of our labels, we manage inventory by communicating with our customers prior to the release of our products, and then using our industry experience to forecast demand on a product-by-product and territory-by-territory basis. Historically, we have experienced high turnover of our products, and the lead times on re-orders of our products are generally short (e.g., approximately two to three weeks). Further, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we have practices in place with our customers (such as stock balancing and price protection) that reduce product returns.

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

Seasonality

Our business is highly seasonal. We have historically experienced our highest sales volume in the holiday season quarter ending in December and a seasonal low in sales volume in the quarter ending in June. Starting in fiscal 2008, we began to defer the recognition of a significant amount of net revenue related to our online-enabled packaged goods over an extended period of time (i.e., typically six months). As a result, the quarter in which we generate the highest sales volume may be different than the quarter in which we recognize the highest amount of net revenue. Our results can also vary based on a number of factors, including title release dates, consumer demand for our products, shipment schedules and our revenue recognition policies.

Employees

As of March 31, 2008, we had approximately 9,000 regular, full-time employees, of whom over 5,100 were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. Less than 3 percent of our employees, all of whom work for DICE, our Swedish development studio, are represented by a union, guild or other collective bargaining organization.

Executive Officers

The following table sets forth information regarding our executive officers as of May 23, 2008:

Name	Age	Position

John S. Riccitiello	48	Chief Executive Officer
Eric F. Brown	42	Executive Vice President, Chief Financial Officer
Frank D. Gibeau	39	President, EA Games Label
Peter Moore	53	President, EA Sports Label
John Pleasants	42	President, Global Publishing and Chief Operating Officer
Nancy L. Smith	55	President, The Sims Label
Kathy Vrabeck	45	President, EA Casual Entertainment
Gerhard Florin	49	Executive Vice President, General Manager, International Publishing
Joel Linzner	56	Executive Vice President, Business and Legal Affairs
Gabrielle Toledano	41	Executive Vice President, Human Resources
Kenneth A. Barker	41	Senior Vice President, Chief Accounting Officer
Stephen G. Bené	44	Senior Vice President, General Counsel and Corporate Secretary

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

Mr. Brown has served as Executive Vice President, Chief Financial Officer since April 2008. Prior to re-joining Electronic Arts, he served as Chief Operating Officer and Chief Financial Officer of McAfee, Inc., a security technology company from March 2006 until March 2008. From January 2005 until March 2006, Mr. Brown was McAfee’s Executive Vice President and Chief Financial Officer. Mr. Brown served as President and Chief Financial Officer of MicroStrategy Incorporated, a business intelligence software provider, from 2000 until 2004. From October 1998 until February 2000, Mr. Brown served as Chief Financial Officer of one of EA’s business units and then Chief Operating Officer of EA’s studio organization in Redwood City, CA. Prior to that time, Mr. Brown was co-founder and Chief Financial Officer of DataSage, Inc. Mr. Brown also held several senior financial positions with Grand Metropolitan from 1990 until 1995. Mr. Brown received an M.B.A. from the Sloan School of Management of the Massachusetts Institute of Technology and a B.S. in Chemistry from the Massachusetts Institute of Technology.

Mr. Gibeau was named President, EA Games Label in June 2007. Prior to that time, he had served as Executive Vice President, General Manager, North America Publishing beginning in September 2005. From 2002 until September 2005, he was Senior Vice President of North American Marketing. Mr. Gibeau has held various publishing positions since joining the company in 1991. Mr. Gibeau holds a B.S. degree from the University of Southern California and an M.B.A. from Santa Clara University.

Mr. Moore was named President, EA Sports, in September 2007. From January 2003 until he joined Electronic Arts, Mr. Moore was with Microsoft where he served as head of Xbox marketing and was later named as Corporate Vice President, Interactive Entertainment Business, Entertainment and Devices Division, a position in which he led both the Xbox and Games for Windows businesses. Prior to joining Microsoft, Mr. Moore was president and Chief Operating Officer of SEGA of America, where he was responsible for overseeing SEGA’s video game business in North America. Before joining SEGA, Mr. Moore was Senior Vice President of Marketing at Reebok International Ltd. Mr. Moore holds a bachelor’s degree from Keele University, United Kingdom, and a master’s degree from California State University, Long Beach.

Mr. Pleasants was named President, Global Publishing and Chief Operating Officer in March 2008. Prior to joining EA, Mr. Pleasants was an investor in, and served as an advisor to, various privately-held companies. From September 2005 until June 2007, Mr. Pleasants served as President and Chief Executive Officer of Revolution Health Group, a comprehensive consumer-directed healthcare company. From November 1996 until September 2005, Mr. Pleasants held various senior positions at IAC/InterActiveCorp, including, most recently, President and Chief Executive Officer of Ticketmaster (a division of IAC). Mr. Pleasants holds a B.A. in political science from Yale University and an M.B.A. from Harvard Business School.

Ms. Smith was named President, The Sims in June 2007. From September 2005 until June 2007, Ms. Smith was Executive Vice President, General Manager, The Sims Franchise. From March 1998 until September 2005, she served as Executive Vice President and General Manager, North American Publishing. From October 1996 to March 1998, Ms. Smith served as Executive Vice President, North American Sales. She previously held the position of Senior Vice President of North American Sales and Distribution from July 1993 to October 1996 and as Vice President of Sales from 1988 to 1993. Ms. Smith has also served as Western Regional Sales Manager and National Sales Manager since she joined Electronic Arts in 1984. Ms. Smith holds a B.S. degree in management and organizational behavior from the University of San Francisco.

Ms. Vrabeck was named President, EA Casual Entertainment in May 2007. Prior to joining Electronic Arts, from August 1999 until April 2006, Ms. Vrabeck held various positions at Activision, Inc., an interactive entertainment company, including President of Activision Publishing, Executive Vice President, Global Publishing and Brand Management, and Executive Vice President, Global Brand Management. Following her departure from Activision, Ms. Vrabeck served as a consultant with various companies, including EA. Prior to joining Activision, Ms. Vrabeck was Senior Vice President/General Manager with ConAgra Foods, Inc., and also served in various marketing and sales roles for the Pillsbury Company and held positions at Quaker Oats Company and Eli Lilly & Company. Ms. Vrabeck serves on the Board of Trustees at DePauw University. Ms. Vrabeck received a B.A. degree from DePauw University and an M.B.A. degree from Indiana University.

Dr. Florin has served as Executive Vice President, Publishing — Americas and Europe since August 2007. From June 2007 until August 2007, Dr. Florin served as Executive Vice President, Global Publishing. From September 2005 until June 2007, Dr. Florin served as Executive Vice President, International Publishing, and from April 2003 until September 2005, he served as Senior Vice President and Managing Director, European Publishing. From 2001 until September 2005, he served as Vice President, Managing Director for European countries. From the time he joined EA in 1996 until 2001, Dr. Florin was the Managing Director for German speaking countries. Prior to joining EA, Dr. Florin held various positions at BMG, the global music division of Bertelsmann AG, and worked as a consultant with McKinsey. Dr. Florin holds Masters and Ph.D. degrees in Economics from the University of Augsburg, Germany.

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

Mr. Bené has served as Senior Vice President, General Counsel and Corporate Secretary since October 2004. From April 2004 to October 2004, Mr. Bené held the position of Vice President, Acting General Counsel and Corporate Secretary, and from June 2003 to April 2004, he held the position of Vice President and Associate General Counsel. Prior to June 2003, Mr. Bené had served as internal legal counsel since joining EA in March 1995. Mr. Bené earned his J.D. from Stanford Law School, and received his B.S. in Mechanical Engineering from Rice University. Mr. Bené is a member of the Bar of the State of California.

Investor Information

We file or furnish various reports, such as registration statements, periodic and current reports, proxy statements, and other materials with the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including our filings. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended, are available free of charge on the Investor Relations section of our website at http://investor.ea.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Except as expressly set forth in this Form 10-K annual report, the contents of our website are not incorporated into, or otherwise to be regarded as part of this report.

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

Stockholders of record may hold their shares of our common stock in book-entry form. This eliminates costs related to safekeeping or replacing paper stock certificates. In addition, stockholders of record may request electronic movement of book-entry shares between their account with our stock transfer agent and their broker. Stock certificates may be converted to book-entry shares at any time. Questions regarding this service may be directed to our stock transfer agent, Wells Fargo Shareowner Services, at 1-800-468-9716 (or 1-651-450-4064 for international callers) or visit their website at www.wellsfargo.com/shareownerservices.

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

Our industry is cyclical, driven by the transition from older video game hardware systems to new ones. As we continue to move through the current cycle, our operating results may be volatile and difficult to predict.

Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. The current cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched their next-generation systems, the PLAYSTATION 3 and the Wii, respectively. During fiscal 2008, the installed base of each of these systems continued to expand and, as a result, sales of our products for these systems have also increased significantly. At the same time, however, demand for video games for prior-generation systems, particularly the original Xbox and the Nintendo GameCube, has declined significantly. Although we expect to continue developing and marketing new titles for the prior-generation PlayStation 2 in fiscal 2009, we only expect to release one title for the original Xbox and no titles for the Nintendo GameCube. As a result, we expect our sales of video games for prior-generation systems to continue to decline. The decline in prior-generation product sales, particularly the PlayStation 2, may be greater or faster than we anticipate, and sales of products for the new platforms may be lower or increase more slowly than we anticipate. Moreover, we expect development costs for the new video game systems to continue to be greater on a per-title basis than development costs for prior-generation video game systems. As a result of these factors, during the next several quarters, we expect our operating results to be more volatile and difficult to predict, which could cause our stock price to fluctuate significantly.

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

We have recently reorganized our business and operating structure. We may encounter a variety of issues in connection with the reorganization that could negatively impact our operating results, financial condition and ability to report our financial results.

In an effort to streamline our internal decision-making processes, improve our global focus, and accelerate the process of bringing new ideas to market, we have reorganized our business into several new divisions, including four new labels. The reorganization presents a number of ongoing operational challenges, which, if not successfully managed, could cause our operating results to suffer in the near-term and/or delay or inhibit the anticipated benefits of the reorganization. Implementing any reorganization necessarily requires time and focus from all levels of the organization — time and focus that may be taken away from other business needs. For example, as our employees assume new responsibilities under the new structure, their responsibilities under the old structure may not be successfully re-assigned or adequately addressed, which could result in operational problems that negatively impact our financial condition and operating results. Similarly, as our employees’ roles and responsibilities change in a new structure, it is possible that we could experience a greater loss of key personnel than we have historically.

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

The video game hardware manufacturers set the royalty rates and other fees that we must pay to publish games for their platforms, and therefore have significant influence on our costs. If one or more of these manufacturers change their fee structure, our profitability will be materially impacted.

In order to publish products for a video game system such as the Xbox 360, PLAYSTATION 3 or Wii, we must take a license from the manufacturer, which gives it the opportunity to set the fee structure that we must pay in order to publish games for that platform. Similarly, certain manufacturers have retained the flexibility to change their fee structures, or adopt different fee structures for online gameplay and other new features for their consoles. The control that hardware manufacturers have over the fee structures for their platforms and online access could adversely impact our costs, profitability and margins. Because publishing products for video game systems is the largest portion of our business, any increase in fee structures would significantly harm our ability to generate revenues and/or profits.

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

If we are unable to maintain or acquire licenses to intellectual property, we will publish fewer hit titles and our revenue, profitability and cash flows will decline. Competition for these licenses may make them more expensive and reduce our profitability.

Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from major sports leagues and players’ associations. Similarly, many of our other hit franchises, such as The Godfather, Harry Potter and Lord of the Rings, are based on key film and literary licenses. Competition for these licenses is intense. If we are unable to maintain these licenses or obtain additional licenses with significant commercial value, our revenues and profitability will decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs and reduce our profitability.

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

We have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions, including (i) acquisitions of companies, businesses, intellectual properties, and other assets, (ii) minority investments in strategic partners, and (iii) investments in new interactive entertainment businesses (for example, online and mobile games). Any of these strategic transactions could be material to our financial condition and results of operations. Although we regularly search for opportunities to engage in strategic transactions, we may not be successful in identifying suitable opportunities. We may not be able to consummate potential acquisitions or investments or an acquisition or investment we do consummate may not enhance our business or may decrease rather than increase our earnings. The process of acquiring and integrating a company or business, or successfully exploiting acquired intellectual property or other assets, could divert a significant amount of resources as well as our management’s time and focus and may create unforeseen operating difficulties and expenditures, particularly for a large acquisition. Additional risks and variations of the foregoing risks we face include:

•	The need to implement or remediate controls, procedures and policies appropriate for a public company in an acquired company that, prior to the acquisition, lacked these controls, procedures and policies,

•	Cultural challenges associated with integrating employees from an acquired company or business into our organization,

•	Retaining key employees and maintaining the key business and customer relationships of the businesses we acquire,

•	The need to integrate an acquired company’s accounting, management information, human resource and other administrative systems to permit effective management and timely reporting,

•	The possibility that we will not discover important facts during due diligence that could have a material adverse impact on the value of the businesses we acquire, and

•	Potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of an acquisition,

•	Litigation or other claims in connection with, or inheritance of claims or litigation risks as a result of, an acquisition, including claims from terminated employees, customers or other third parties,

•	Significant accounting charges resulting from the completion and integration of a sizeable acquisition and increased capital expenditures,

•	Significant acquisition-related accounting adjustments, particularly relating to an acquired company’s deferred revenue, that may cause reported revenue and profits of the combined company to be lower than the sum of their stand-alone revenue and profits,

•	The possibility that the combined company would not achieve the expected benefits, including any anticipated operating and product synergies, of the acquisition as quickly as anticipated,

•	The possibility that the costs of, or operational difficulties arising from, an acquisition would be greater than anticipated,

•	To the extent that we engage in strategic transactions outside of the United States, we face additional risks, including risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries, and

•	The possibility that a change of control of a company we acquire triggers a termination of contractual or intellectual property rights important to the operation of its business.

Future acquisitions and investments could also involve the issuance of our equity and equity-linked securities (potentially diluting our existing stockholders), the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased cash and non-cash expenses such as stock-based compensation. Any of the foregoing factors could harm our financial condition or prevent us from achieving improvements in our financial condition and operating performance that could have otherwise been achieved by us on a stand-alone basis. Our stockholders may not have the opportunity to review, vote on or evaluate future acquisitions or investments.

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

We have implemented preventative measures designed to reduce the possibility of hidden, objectionable content from appearing in the video games we publish. Nonetheless, these preventative measures are subject to human error, circumvention, overriding, and reasonable resource constraints. In addition, to the extent we acquire a company without similar controls in place, the possibility of hidden, objectionable content appearing in video games developed by that company but for which we are ultimately responsible could increase. If a video game we published were found to contain hidden, objectionable content, the ESRB could demand that we recall a game and change its packaging to reflect a revised rating, retailers could refuse to sell it and demand we accept the return of any unsold copies or returns from customers, and consumers could refuse to buy it or demand that we refund their money. This could have a material negative impact on our operating results and financial condition. In addition, our reputation could be harmed, which could impact sales of other video games we sell. If any of these consequences were to occur, our business and financial performance could be significantly harmed.

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

For the fiscal year ended March 31, 2008, international net revenue comprised 47 percent of our total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. We use foreign exchange forward contracts to mitigate some foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) and, from time to time, foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities do not fully protect us from foreign currency fluctuations and, can themselves, result in losses. Accordingly, our results of operations, including our reported net revenue and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, particularly the Euro, British pound sterling and Canadian dollar.

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

As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC and national and international accounting standards bodies, the frequency of accounting policy changes may accelerate. For example, as discussed in Note 10 of the Notes to Consolidated Financial Statements, FIN No. 48 has affected the way we account for income taxes and may have a material impact on our financial results. Our adoption of Statement of Financial Accounting Standard (“SFAS”) No. 141(R) will have a material impact on our Consolidated Financial Statements for material acquisitions consummated after March 29, 2009. Similarly, changes in accounting standards relating to stock-based compensation require us to recognize significantly greater expense than we had been recognizing prior to the adoption of the new standard. Likewise, policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. For example, we expect a more significant portion of our games will be online-enabled in the future and we could be required to recognize the related revenue over an extended period of time rather than at the time of sale. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue and taxes, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

The majority of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.

In our fiscal year ended March 31, 2008, over 73 percent of our U.S. sales were made to seven key customers. In Europe, our top ten customers accounted for approximately 32 percent of our sales in that territory during the year ended March 31, 2008. Worldwide, we had direct sales to two customers, GameStop Corp. and Wal-Mart Stores, which represented approximately 13 percent and 12 percent, respectively, of total net revenue in the year ended March 31, 2008. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. Additionally, our receivables from these large customers increase significantly in the December quarter as they stock up for the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers.

Our products are subject to the threat of piracy and unauthorized copying, which could negatively impact our growth and future profitability.

Software piracy is a persistent problem, particularly in countries where laws are less protective of intellectual property rights. The global expansion of organized pirate operations, the proliferation of technology designed to circumvent the protection measures we use in our products, the availability of broadband access to the Internet and the ability to download pirated copies of our games from various Internet sites and through peer-to-peer channels, and the widespread proliferation of Internet cafes using pirated copies of our products, all have contributed to ongoing and expanding piracy. Though we take legal and technical steps to make the unauthorized copying and distribution of our products more difficult, as do the manufacturers of consoles on which our games are played, these efforts may not be successful in controlling the piracy of our products. These factors could have a negative effect on our growth and profitability in the future.

Our stock price has been volatile and may continue to fluctuate significantly.

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to factors specific to us (including those discussed in the risk factors above as well as others not currently known to us or that we currently do not believe are material), to changes in securities analysts’ earnings estimates or ratings, to our results or future financial guidance falling below our expectations and analysts’ and investors’ expectations, to factors affecting the entertainment, computer, software, Internet, media or electronics industries, to our ability to successfully integrate any acquisitions we may make, or to national or international economic conditions.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

The following diagram depicts the locations of our most significant facilities throughout the world:

We currently own a 418,000-square-foot product development studio facility in Burnaby, British Columbia, Canada. We also own a 122,000-square-foot administrative, sales and development facility in Chertsey, England, which we no longer occupy. In addition to the properties we own, we lease approximately 3.1 million square feet of facilities, including significant leases for our headquarters in Redwood City, California, our studios in Los Angeles, California and Orlando, Florida, and our distribution center in Louisville, Kentucky. Our leased space is summarized as follows (in square feet):

	North
Purpose	America	Europe	Asia	Total

Distribution	250,000	124,508	—	374,508
Sales & Administrative	741,940	256,242	93,686	1,091,868
Research and Development	1,403,404	182,334	90,578	1,676,316

Total Leased Square Footage	2,395,344	563,084	184,264	3,142,692

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

On May 26, 2006, the lessor extended its loan financing underlying the Phase One Lease with its lenders through July 2007, and on May 14, 2007, the lenders extended this financing again for an additional year through July 2008. On April 14, 2008, the lenders extended the financing for another year through July 2009.

At any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement. We account for the Phase One Lease arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended.

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

On May 26, 2006, the lessor extended the Phase Two Lease through July 2009 subject to early termination in the event the underlying loan financing between the lessor and its lenders is not extended. Concurrently with the extension of the lease, the lessor extended the loan financing underlying the Phase Two Lease with its lenders through July 2007. On May 14, 2007, the lenders extended this financing again for an additional year through July 2008. On April 14, 2008, the lenders extended the financing for another year through July 2009. At any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement. We account for the Phase Two Lease arrangement as an operating lease in accordance with SFAS No. 13, as amended.

We believe that, as of March 31, 2008, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.

Guildford, Orlando, Los Angeles and Vancouver Studios; Louisville Distribution Center

In February 2006, we entered into an agreement with an independent third party to lease a facility in Guildford, Surrey, United Kingdom, which commenced in June 2006 and will expire in May 2016. The facility comprises a total of approximately 95,000 square feet, which we use for administrative, sales and development functions. Our rental obligation under this agreement is approximately $33 million over the initial ten-year term of the lease.

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

In July 2003, we entered into a lease agreement with an independent third party (the “Landlord”) for a studio facility in Los Angeles, California, which commenced in October 2003 and expires in September 2013 with two five-year options to extend the lease term. Additionally, we have options to purchase the property after five and ten years based on the fair market value of the property at the date of sale, a right of first offer to purchase the property upon terms offered by the Landlord, and a right to share in the profits from a sale of the property. Existing campus facilities comprise a total of 243,000 square feet and provide space for research and development functions. Our rental obligation under this agreement is $50 million over the initial ten-year term of the lease. This commitment is offset by expected sublease income of $6 million for a sublease to an affiliate of the Landlord of 18,000 square feet of the Los Angeles facility, which commenced in October 2003 and expires in September 2013, with options of early termination by either party after October 2008.

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

There were no matters submitted to a vote of our security holders during the quarter ended March 31, 2008.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ERTS”. The following table sets forth the quarterly high and low sales price per share of our common stock from April 1, 2006 through March 31, 2008.

	Prices
	High	Low

Fiscal Year Ended March 31, 2007:
First Quarter	$57.80	$39.99
Second Quarter	57.74	41.37
Third Quarter	59.85	50.21
Fourth Quarter	54.43	47.96

Fiscal Year Ended March 31, 2008:
First Quarter	$54.67	$46.27
Second Quarter	57.08	47.54
Third Quarter	61.62	53.28
Fourth Quarter	58.88	43.62

Holders

There were approximately 1,694 holders of record of our common stock as of May 16, 2008, and the closing price of our common stock was $49.60 per share as reported by the NASDAQ Global Select Market. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

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

The following graph shows a five-year comparison of cumulative total returns during the period from March 31, 2003 through March 31, 2008, for our common stock, the NASDAQ Market Composite Index, the S&P 500 Index (to which EA was added in July 2002) and the RDG Technology Composite Index, each of which assumes an initial value of $100. Each measurement point is as of the end of each fiscal year ended March 31. The performance of our stock depicted in the following graph is not necessarily indicative of the future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Electronic Arts Inc., The NASDAQ Composite Index,
The S&P 500 Index and The RDG Technology Composite Index

* $100 invested on March 31, 2003 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

	March 31,
	2003	2004	2005	2006	2007	2008

Electronic Arts Inc.	$100	$183	$177	$187	$172	$170
S&P 500	100	135	144	161	180	171
NASDAQ Composite	100	151	152	181	190	177
RDG Technology Composite	100	149	144	171	176	168

Item 6:	Selected Financial Data

ELECTRONIC ARTS INC. AND SUBSIDIARIES

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA
(In millions, except per share data)

	Year Ended March 31,
STATEMENTS OF OPERATIONS DATA	2008	2007(a)	2006	2005	2004

Net revenue	$3,665	$3,091	$2,951	$3,129	$2,957
Cost of goods sold	1,805	1,212	1,181	1,197	1,103

Gross profit	1,860	1,879	1,770	1,932	1,854
Operating expenses:
Marketing and sales	588	466	431	391	370
General and administrative	339	288	215	221	185
Research and development	1,145	1,041	758	633	511
Amortization of intangibles	34	27	7	3	3
Acquired in-process technology	138	3	8	13	—
Restructuring charges	103	15	26	2	9

Total operating expenses	2,347	1,840	1,445	1,263	1,078

Operating income (loss)	(487)	39	325	669	776
Losses on strategic investments	(118)	—	—	—	—
Interest and other income, net	98	99	64	56	21

Income (loss) before provision for (benefit from) income taxes and minority interest	(507)	138	389	725	797
Provision for (benefit from) income taxes	(53)	66	147	221	220

Income (loss) before minority interest	(454)	72	242	504	577
Minority interest	—	4	(6)	—	—

Net income (loss)	$(454)	$76	$236	$504	$577

Net income (loss) per share:
Basic	$(1.45)	$0.25	$0.78	$1.65	$1.95
Diluted	$(1.45)	$0.24	$0.75	$1.59	$1.87
Number of shares used in computation:
Basic	314	308	304	305	295
Diluted	314	317	314	318	308

BALANCE SHEET DATA

Cash and cash equivalents	$1,553	$1,371	$1,242	$1,270	$2,150
Short-term investments	734	1,264	1,030	1,688	264
Marketable equity securities	729	341	160	140	1
Working capital	2,626	2,571	2,143	2,899	2,185
Total assets	6,059	5,146	4,386	4,370	3,464
Long-term liabilities	421	88	97	54	42
Total liabilities	1,720	1,114	966	861	786
Minority interest	—	—	12	11	—
Total stockholders’ equity	4,339	4,032	3,408	3,498	2,678

(a)	Beginning in fiscal 2007, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment” which requires us to begin expensing stock-based compensation. See Note 12 of the Notes to Consolidated Financial Statements for a detailed functional line-item breakdown of our stock-based compensation expense.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following overview is a top-level discussion of our operating results as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the fiscal year ended March 31, 2008, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and the “Risk Factors” above, the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, or the Consolidated Financial Statements and related notes.

About Electronic Arts

We develop, market, publish and distribute video game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the Sony PlayStation® 2 and PLAYSTATION® 3, Microsoft Xbox 360tm and Nintendo Wiitm), personal computers, handheld game players (such as the PlayStation® Portable (“PSPtm”) and the Nintendo DStm) and cellular handsets. Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Simstm, Need for Speedtm and POGOtm). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Lord of the Rings and Harry Potter).

Special Note Regarding Deferred Net Revenue

The ubiquity of high-speed Internet access and the integration of network connectivity into new generation game consoles are expected to continue to increase demand for games with online-enabled features. To address this demand, many of our software products are developed with the ability to be connected to, and played via, the Internet. In order for consumers to participate in online communities and play against one another via the Internet, we (either directly or through outsourced arrangements with third parties) maintain servers which support an online service we offer to consumers for activities such as matchmaking. In situations where we do not separately sell this online service, we account for the sale of the software product as a “bundle” sale, or multiple element arrangement, in which we sell both the software product and the online service for one combined price.

Through fiscal 2007, for accounting purposes, vendor-specific objective evidence of fair value (“VSOE”) existed for the online service. Accordingly, we allocated the revenue collected from the sale of the software product between the online service offered and the software product and recognized the amounts allocated to each element separately. However, starting in fiscal 2008, for accounting purposes, the required vendor-specific objective evidence of fair value did not exist for the online service related to certain of our online-enabled software products. This prevented us from allocating and separately recognizing revenue related to the software product and the online service. Accordingly, starting in fiscal 2008, we began to recognize all of the revenue from the sale of our online-enabled software products for the PC, PlayStation 2, PLAYSTATION 3, Wii and the PSP on a deferred basis over an estimated online service period, which we estimate to be six months beginning in the month after shipment. On a quarterly basis, the deferral amount will vary significantly depending upon the number of titles we release, the timing of their release, sales volume, returns and price protection provided for these online-enabled software products. In addition, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis), which inherently creates volatility in our reported gross margin percentages.

As of March 31, 2008, we had an accumulated balance of $387 million of deferred net revenue related to online-enabled packaged goods and digital content, substantially all of which was driven by sales made during the six months ended March 31, 2008. As of March 31, 2007, we had an accumulated balance of $32 million of deferred net revenue related to online-enabled packaged goods and digital content.

Financial Results

Total net revenue for the fiscal year ended March 31, 2008 was $3.665 billion, up 19 percent as compared to the fiscal year ended March 31, 2007. The impact of deferrals related to packaged goods and digital content for the fiscal year ended March 31, 2008 decreased our reported net revenue and operating income by $355 million. Net revenue was driven by sales of Rock Band, Madden NFL 08, FIFA 08, Need for Speed ProStreet, and The Simpsonstm Game.

Net loss for the fiscal year ended March 31, 2008 was $454 million as compared to net income of $76 million for the fiscal year ended March 31, 2007. Diluted loss per share for the fiscal year ended March 31, 2008 was $1.45 as compared to diluted income per share of $0.24 for the fiscal year ended March 31, 2007. Net income decreased during fiscal 2008 as compared to fiscal 2007 primarily due to (1) an increase in cost of goods sold of $593 million, (2) an increase in sales of online-enabled titles for which we were unable to establish VSOE that resulted in the net deferral of $355 million of net revenue out of fiscal 2008 and into future periods, (3) an increase of $135 million in acquired in-process technology primarily due to our acquisition of VG Holding Corp., (4) losses on strategic investments of $118 million, (5) an increase of $108 million in personnel-related costs, (6) an increase of $90 million in marketing, advertising and promotional expenses primarily to support our launch of new franchises and incremental spending on recurring franchises, and (7) an increase of $88 million in restructuring charges primarily as a result of our fiscal 2008 reorganization. These items were partially offset by (1) an increase in $574 million in net revenue and (2) $119 million lower income tax expense.

We generated $338 million of cash from operating activities during the year ended March 31, 2008, as compared to $397 million for fiscal 2007. The decrease in cash provided by operating activities for fiscal 2008 as compared to fiscal 2007 was primarily due to (1) an increase in operating expenses paid resulting from an increase in advertising and marketing costs, external development expenses and personnel-related expenses, and (2) a $90 million increase in incentive-based cash compensation paid in fiscal 2008 which were earned with respect to fiscal 2007 performance. These decreases were significantly offset by higher net revenue collected during fiscal 2008 as compared to fiscal 2007.

Management’s Overview of Historical and Prospective Business Trends

Fiscal 2008 Reorganization.  In fiscal 2008, we reorganized our business into four operating “labels” — EA Games, EA SPORTS, The Sims and EA Casual Entertainment — and an additional group that works closely with the labels — Global Publishing. Each label is structured to operate globally and includes several key functions including development studios, product marketing, and planning for products and services. Global Publishing operates in three regions, North America, Europe and Asia, and is responsible for strategic planning, field marketing, sales, distribution, operations, product certification, quality assurance, motion capture, art outsourcing and localization.

In October 2007, our Board of Directors approved a plan of reorganization (“fiscal 2008 reorganization plan”). Since the inception of the fiscal 2008 reorganization plan through March 31, 2008, we incurred charges associated with (1) the closure of our Chertsey, England and Chicago, Illinois facilities, which included asset impairment and lease termination costs, (2) employee-related expenses, and (3) other costs including other contract terminations as well as IT and consulting costs to assist in the reorganization of our business support functions. During the fourth quarter of fiscal 2008, we completed the closure of our Chertsey facility and consolidated our local operations and employees into our Guildford, England facility. Over the next 18 months, we expect to continue to incur IT and consulting costs to assist in the reorganization of our business support functions.

Including charges incurred through March 31, 2008, we expect to incur cash and non-cash charges between $115 million and $125 million by fiscal 2010 related to our fiscal 2008 reorganization plan. These charges will consist primarily of employee-related costs (approximately $10 million in cash charges), facility exit costs (approximately $60 million in cash and non-cash charges), as well as other reorganization costs including other contract terminations and IT and consulting costs to assist in the reorganization of our business support functions (approximately $50 million in cash and non-cash charges).

Transition to a New Generation of Consoles.  Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. The current cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched their next-generation systems, the PLAYSTATION 3 and the Wii, respectively. During fiscal 2008, the installed base of each of these systems continued to expand and, as a result, sales of our products for these systems have also increased significantly. At the same time, however, demand for video games for prior-generation systems, particularly the original Xbox and the Nintendo GameCube, has declined significantly. Although we expect to continue developing and marketing new titles for the prior-generation PlayStation 2 in fiscal 2009, we only expect to release one title for the original Xbox and no titles for the Nintendo GameCube. As a result, we expect our sales of video games for prior-generation systems will continue to decline. The decline in prior-generation product sales, particularly the PlayStation 2, may be greater or faster than we anticipate, and sales of products for the new platforms may be lower or increase more slowly than we anticipate. Moreover, we expect development costs for the new video game systems continue to be greater on a per-title basis than development costs for prior-generation video game systems.

We have incurred increased costs during this transition as we have continued to develop and market new titles for certain prior-generation video game platforms, while also making significant investments in products for the new generation platforms. We expect research and development expenses to increase on an absolute basis in fiscal 2009 as compared to fiscal 2008 (although not necessarily as a percentage of net revenue).

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

We expect sales of games for handhelds and cellular handsets to continue to be an important part of our business worldwide.

Acquisitions and Investments.  We have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions, including acquisitions of companies, businesses, intellectual properties, and other assets. Since the beginning of fiscal 2007, we have announced and/or completed several acquisitions and investments, including:

•	In January 2008, we completed our acquisition of VG Holding Corp. (“VGH”), owner of both BioWare Corp. and Pandemic Studios, LLC, which create action, adventure, and role-playing games. VGH was headquartered in Menlo Park, California. BioWare Corp. and Pandemic Studios are located in Edmonton, Canada; Los Angeles, California; Austin, Texas; and Brisbane, Australia.

•	In May 2007, we entered into a licensing agreement with and made a strategic equity investment in The9 Limited, a leading online game operator in China. The licensing agreement gives The9 exclusive publishing rights for EA SPORTStmFIFA Online in mainland China.

•	In April 2007, we expanded our commercial agreements with and made strategic equity investments in Neowiz Corporation and a related online gaming company, Neowiz Games (we refer to Neowiz Corporation and Neowiz Games collectively as “Neowiz”). Based in Korea, Neowiz is an online media and gaming company with which we partnered in 2006 to launch EA SPORTS FIFA Online in Korea.

•	In October 2006, the remaining outstanding shares of Digital Illusions C.E. (“DICE”) located in Sweden, were purchased, thereby completing the acquisition of the remaining minority interest of DICE.

•	In July 2006, we acquired Mythic Entertainment, Inc., located in Virginia, as part of our efforts to accelerate our growth in the massively multiplayer online role-playing market.

In the fourth quarter of fiscal 2008, we announced a proposal to acquire all of the issued and outstanding shares of common stock of Take-Two Interactive Software, Inc.(“Take-Two”), for a total purchase price of approximately $2.1 billion (including fees and expenses). Take-Two’s Board of Directors has stated that our offer undervalues the company and is not in the best interests of stockholders. If we were to acquire Take-Two, we expect the acquisition would have a material impact on our future financial position and results of operations and cash flows. Although the offer is not conditional upon any financing arrangements, our Board of Directors has authorized us to obtain additional financing, a portion of which may be used in part to fund the acquisition. There can be no assurance that we will acquire Take-Two.

International Operations and Foreign Currency Exchange Impact.  International sales are a fundamental part of our business. Net revenue from international sales accounted for approximately 47 percent of our total net revenue during fiscal 2008 and approximately 46 percent of our total net revenue during fiscal 2007. Our international net revenue was primarily driven by sales in Europe and, to a much lesser extent, in Asia. Year-over-year, we estimate that foreign exchange rates had a favorable impact on our net revenue of $125 million, or 4 percent, for the year ended March 31, 2008. We believe that in order to succeed internationally, it is important to locally develop content that is specifically directed toward local cultures and consumers.

Stock-Based Compensation.  Beginning on April 1, 2006, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”, and applied the provisions of Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, to our adoption of SFAS No. 123(R). During fiscal 2008, we recognized stock-based compensation of $150 million, pre-tax, and $123 million, net of tax. During fiscal 2007, we recognized stock-based compensation of $133 million, pre-tax, and $107 million, net of tax. Stock-based compensation expense has been reflected in the respective functional line items on our Consolidated Statements of Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting periods. The policies discussed below are considered by management to be critical because they are not only important to the portrayal of our financial condition and results of operations, but also because application and interpretation of these policies requires both judgment and estimates of matters that are inherently uncertain and unknown. As a result, actual results may differ materially from our estimates.

Revenue Recognition, Sales Returns, Allowances and Bad Debt Reserves

We derive revenue principally from sales of interactive software games designed for play on video game consoles (such as the PlayStation 2, PLAYSTATION 3, Xbox 360 and Wii), PCs and mobile platforms including handheld game players (such as the PSP and Nintendo DS), and cellular handsets. We evaluate the recognition of revenue based on the criteria set forth in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and SAB No. 104, “Revenue Recognition”. We evaluate and recognize revenue when all four of the following criteria are met:

•	Evidence of an arrangement. Evidence of an agreement with the customer that reflects the terms and conditions to deliver products that must be present in order to recognize revenue.

•	Delivery. Delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have been transferred to the customer. For online game services, delivery is considered to occur as the service is provided. For digital downloads that do not have an online service component, delivery is considered to occur generally when the download occurs.

•	Fixed or determinable fee. If a portion of the arrangement fee is not fixed or determinable, we recognize revenue as the amount becomes fixed or determinable.

•	Collection is deemed probable. We conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report in each period. For example, for multiple element arrangements, we must make assumptions and judgments in order to: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine whether VSOE exists for each undelivered element; and (4) allocate the total price among the various elements we must deliver. Changes to any of these assumptions or judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period. For example, in connection with some of our packaged goods product sales, we offer an online service without an additional fee. Prior to fiscal 2008, we were able to determine VSOE for the online service to be delivered; therefore, we were able to allocate the total price received from the combined product and online service sale between these two elements and recognize the related revenue separately. However, starting in fiscal 2008, VSOE does not exist for the online service to be delivered for certain platforms and all revenue from these transactions are recognized over the estimated online service period. More specifically, starting in fiscal 2008, we began to recognize the revenue from sales of certain online-enabled packaged goods on a straight-line basis over a six month period beginning in the month after shipment. Accordingly, this relatively small change (from having VSOE for the online service to no longer having VSOE) has had a significant effect on our reported results.

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

Fair Value Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States often requires us to determine the fair value of a particular item in order to fairly present our financial statements. Without an independent market or another representative transaction, determining the fair value of a particular item requires us to make several assumptions that are inherently difficult to predict and can have a material impact on the conclusion on the appropriate accounting.

There are various valuation techniques used to estimate fair value. These include (1) the market approach where market transactions for identical or comparable assets or liabilities are used to determine the fair value, (2) the income approach which uses valuation techniques to convert future amounts (for example, future cash flows or future earnings) to a single present amount, and (3) the cost approach which is based on the amount that would be required to replace an asset. For many of our fair value estimates, including our estimates of the fair value of acquired intangible assets, acquired in-process technology and equity instruments granted for services, we use the income approach. Using the income approach requires the use of financial models which require us to make various estimates including, but not limited to (1) the potential future cash flows for the asset, liability or equity instrument being measured, (2) the timing of receipt or payment of those future cash flows, (3) the time value of money associated with the delayed receipt or payment of such cash flows, and (4) the inherent risk associated with the cash flows (risk premium). Making these cash flow estimates are inherently difficult and subjective, and, if any of the estimates used to determine the fair value using the income approach turns out to be inaccurate, our financial results may be negatively impacted. Furthermore, relatively small changes in many of these estimates can have a significant impact to the estimated fair value resulting from the financial models or the related accounting conclusion reached. For example, a relatively small change in the estimated fair value of an asset may change a conclusion as to whether an asset is impaired.

While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to the assessments:

Business Combinations.  We must estimate the fair value of assets acquired, liabilities assumed and acquired in-process technology in a business combination. Our assessment of the estimated fair value of each of these can have a material affect on our reported results as intangible assets are amortized over various lives and acquired in-process technology is expensed upon consummation. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, an asset that is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of expected use of the asset, the expected cost to extinguish the liability or our expectations related to the timing and the successful completion of development of an acquired in-process technology. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements.

Assessment of Impairment of Assets.  Current accounting standards require that we assess the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate the remaining value of the assets recorded on our Consolidated Balance Sheets is potentially impaired. In order to determine if a potential impairment has occurred, management must make various assumptions about the estimated fair value of the asset by evaluating future business prospects and estimated cash flows. For some assets, our estimated fair value is dependent upon our predictions of which of our products we develop will be successful which is dependent upon several things beyond our control, such as which operating platforms will be successful in the marketplace. Also, our revenue and earnings are dependent on our ability to meet our product release schedules.

SFAS No. 142, “Goodwill and Other Intangible Assets” requires at least an annual assessment for impairment of goodwill by applying a fair-value-based test. Application of the goodwill impairment test requires judgment, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Determining the estimated fair value for each reporting unit could be materially affected by changes in estimates and assumptions which could trigger impairment.

Stock-Based Compensation.  We are required to estimate the fair value of share-based payment awards on the date of grant. The estimated fair value of stock options and stock purchase rights granted pursuant to our employee stock purchase plan is determined using the Black-Scholes valuation model which requires us to make certain assumptions about the future. Determining the estimated fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the term of the award. We estimated the following key assumptions for the Black-Scholes valuation calculation:

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

Changes to our underlying stock price, our assumptions used in the Black-Scholes option valuation calculation and our forfeiture rate, which is based on historical data, as well as future equity granted or assumed through acquisitions could significantly impact compensation expense to be recognized in future periods.

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

Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of March 31, 2008 and 2007, approximately $10 million and $9 million, respectively, of minimum guaranteed royalty obligations had been recognized.

Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. During fiscal 2008 and 2006, we recognized impairment charges of $4 million and $16 million, respectively. We had no impairments during fiscal 2007.

Income Taxes

We adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, in the first quarter of fiscal 2008. See Note 10 of the Notes to Consolidated Financial Statements.

In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our uncertain tax positions in each jurisdiction where we operate. These estimates involve complex issues and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations. We are also required to make determinations of the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent that it is more likely than not that certain deferred tax assets will not be realized based on our estimation of future taxable income in each jurisdiction.

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

RESULTS OF OPERATIONS

Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end. Our results of operations for the fiscal years ended March 31, 2008 and 2007 contained 52 weeks and ended on March 29, 2008 and March 31, 2007, respectively. Our results of operations for the fiscal year ended March 31, 2006 contained 53 weeks and ended on April 1, 2006.

Comparison of Fiscal 2008 to Fiscal 2007

Net Revenue

Net revenue consists of sales generated from (1) video games sold as packaged goods and designed for play on hardware consoles (such as the PlayStation 2, PLAYSTATION 3, Xbox 360 and Wii), PCs and handheld game players (such as the Sony PSP, Nintendo DS and Nintendo Game Boy Advance), (2) video games for cellular handsets, (3) interactive online-enabled packaged goods, digital content, and online services associated with these games, (4) services in connection with some of our online games, (5) programming third-party web sites with our game content, (6) allowing other companies to manufacture and sell our products in conjunction with other products, and (7) advertisements on our online web pages and in our games.

During fiscal 2008 and 2007, we recognized total net revenue of $3,665 million and $3,091 million, respectively. Our total net revenue during fiscal 2008 includes $831 million recognized from sales of certain online-enabled packaged goods and digital content for which we were not able to objectively determine the fair value (as defined by U.S. Generally Accepted Accounting Principles for software sales) of a free online service that we provided in connection with the sale. The deferral of net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $355 million during fiscal 2008, as compared to the same period a year ago.

From a geographical perspective, our total net revenue for the fiscal years ended March 31, 2008 and 2007 was as follows (in millions):

	Year Ended March 31,					%
	2008		2007		Increase	Change

North America	$1,942	53%	$1,666	54%	$276	17%

Europe	1,541	42%	1,261	41%	280	22%
Asia	182	5%	164	5%	18	11%

International	1,723	47%	1,425	46%	298	21%

Total Net Revenue	$3,665	100%	$3,091	100%	$574	19%

North America

For fiscal 2008, net revenue in North America was $1,942 million, driven by sales of Rock Band, Madden NFL 08, and NCAA Football 08.

Net revenue for fiscal 2008 increased 17 percent as compared to fiscal 2007. The deferral of net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $158 million during fiscal 2008. From an operational perspective, the increase in net revenue was driven by (1) a $445 million increase in net revenue from co-publishing and distribution titles (which does not include an additional $10 million of deferred net revenue that will be recognized in future periods), and (2) a $118 million increase in net revenue from sales of titles for the Wii (which does not include an additional $17 million of deferred net revenue that will be recognized in future periods). These increases were partially offset by (1) a $208 million decrease in net revenue from sales of titles for the PlayStation 2 (this decrease will be partially offset, however, by $29 million of deferred net revenue that will be recognized in future periods), and (2) a $105 million decrease in net revenue from sales of titles for the Xbox.

We continue to expect net revenue in North America to increase during fiscal 2009 as compared to fiscal 2008.

Europe

For fiscal 2008, net revenue in Europe was $1,541 million, driven by sales of FIFA 08, Need for Speed ProStreet, and The Simpsons Game. Net revenue for fiscal 2008 increased 22 percent as compared to fiscal 2007. We estimate that foreign exchange (primarily the Euro and the British pounds sterling) increased reported net revenue by approximately $113 million, or 9 percent, for fiscal 2008 as compared to fiscal 2007. Excluding the effect of foreign exchange rates, we estimate that net revenue increased by approximately $167 million, or 13 percent, for fiscal 2008 as compared to fiscal 2007.

The deferral of net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $169 million during fiscal 2008. From an operational perspective the increase in net revenue was driven by (1) a $109 million increase in net revenue from sales of titles for the PLAYSTATION 3 (which does not include an additional $86 million of deferred net revenue that will be recognized in future periods), (2) $108 million of net revenue from sales of titles for the

Wii (which does not include an additional $8 million of deferred net revenue that will be recognized in future periods), and (3) a $77 million increase in net revenue from sales of titles for the Nintendo DS.

We continue to expect net revenue in Europe to increase during fiscal 2009 as compared to fiscal 2008.

Asia

For fiscal 2008, net revenue in Asia was $182 million, driven by sales of Need for Speed ProStreet, The Simpsons Game, and FIFA 08. Net revenue for fiscal 2008 increased 11 percent as compared to fiscal 2007. We estimate that foreign exchange increased reported net revenue by approximately $12 million, or 7 percent, for fiscal 2008 as compared to fiscal 2007. Excluding the effect of foreign exchange rates, we estimate that net revenue increased by $6 million, or 4 percent during fiscal 2008 as compared to fiscal 2007.

The deferral of net revenue related to certain of our packaged goods and digital content sales, which will be recognized in future periods, decreased our reported net revenue by $28 million during fiscal 2008. From an operational perspective, the increase in net revenue was driven by (1) a $12 million increase in sales of titles for the PLAYSTATION 3 (which does not include an additional $14 million of deferred net revenue that will be recognized in future periods), (2) $12 million increase in net revenue from sales of titles for the Wii (which does not include an additional $1 million of deferred net revenue that will be recognized in future periods), and (3) an $11 million increase in net revenue from sales of titles for the Nintendo DS. These increases were partially offset by (1) a $9 million decrease in net revenue from sales of titles for the PC (this decrease will be offset, however, by $3 million of deferred net revenue that will be recognized in future periods), (2) a $6 million decrease in net revenue from sales of titles for the Xbox, and (3) a $6 million decrease in net revenue from sales of titles for the PSP (this decrease will be offset, however, by $4 million of deferred net revenue that will be recognized in future periods).

Cost of Goods Sold

Cost of goods sold for our packaged-goods business consists of (1) product costs, (2) certain royalty expenses for celebrities, professional sports and other organizations and independent software developers, (3) manufacturing royalties, net of volume discounts and other vendor reimbursements, (4) expenses for defective products, (5) write-offs of post-launch prepaid royalty costs, (6) amortization of certain intangible assets, (7) personnel-related costs, and (8) distribution costs. We generally recognize volume discounts when they are earned from the manufacturer (typically in connection with the achievement of unit-based milestones), whereas other vendor reimbursements are generally recognized as the related revenue is recognized. Cost of goods sold for our online products consists primarily of data center and bandwidth costs associated with hosting our web sites, credit card fees and royalties for use of third-party properties. Cost of goods sold for our web site advertising business primarily consists of server costs.

Cost of goods sold for fiscal years 2008 and 2007 were as follows (in millions):

					Change as a
March 31,	% of Net	March 31,	% of Net		% of Net
2008	Revenue	2007	Revenue	% Change	Revenue

$1,805	49.3%	$1,212	39.2%	48.9%	10.1%

For fiscal 2008, cost of goods sold increased by 10.1 percent as a percentage of total net revenue as compared to fiscal 2007. This increase was primarily due to:

•	Higher co-publishing and distribution royalty costs of approximately 8 percent as a percentage of total net revenue primarily driven by sales of Rock Band, and, to a lesser extend, other co-publishing and distribution titles that have a lower gross margin, and

•	The increase in net revenue deferrals of $355 million related to certain online-enabled packaged goods and digital content. Overall, we estimate the deferral of net revenue negatively impacted cost of goods sold as a percent of total net revenue by 4 percent.

As a percentage of total net revenue, the overall increase in cost of goods sold was partially offset by lower license royalty rates of approximately 1 percent as a percentage of total net revenue primarily due to a higher proportion of sales in fiscal 2008 from our owned intellectual property franchises that have lower royalty rates as compared to fiscal 2007.

Although there can be no assurance, and our actual results could differ materially, in the short term we expect our gross margin as a percentage of total net revenue to increase in fiscal 2009 as compared to fiscal 2008 as a result of (1) a decrease in the change in deferred net revenue related to certain online-enabled packaged goods (we expense the cost of goods sold related to these transactions when delivered) and (2) a favorable mix of EA Studio revenue.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs and advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for fiscal years 2008 and 2007 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2008	Revenue	2007	Revenue	$ Change	% Change

$588	16%	$466	15%	$122	26%

As a percentage of net revenue, marketing and sales expenses were adversely impacted by our deferral of net revenue related to online-enabled packaged goods and digital content during fiscal 2008.

Marketing and sales expenses increased by $122 million, or 26 percent, in fiscal 2008 as compared to fiscal 2007. The increase was primarily due to (1) an increase of $90 million in marketing, advertising and promotional expenses primarily to support our launch of new franchises and incremental spending on established franchises, as well as (2) a $23 million increase in personnel-related costs primarily resulting from an increase in headcount.

Marketing and sales expenses included vendor reimbursements for advertising expenses of $54 million and $28 million in fiscal 2008 and 2007, respectively.

We expect marketing and sales expenses to increase in absolute dollars in fiscal 2009 as compared to fiscal 2008 primarily due to higher advertising and marketing activity to support our titles.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, and allowances for doubtful accounts.

General and administrative expenses for fiscal years 2008 and 2007 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2008	Revenue	2007	Revenue	$ Change	% Change

$339	9%	$288	9%	$51	18%

As a percentage of net revenue, general and administrative expenses were adversely impacted by our deferral of net revenue related to online-enabled packaged goods and digital content during fiscal 2008.

General and administrative expenses increased by $51 million, or 18 percent, in fiscal 2008 as compared to fiscal 2007 primarily due to (1) an increase of $23 million in additional personnel-related costs to help support our administrative functions worldwide, (2) an increase in contracted services associated with IT systems initiatives, professional services and business development of $21 million to support the growth of the organization, and (3) an increase in facilities-related expenses of $12 million in support of our administrative functions worldwide. These increases were partially offset by a $7 million reduction in incentive-based compensation expense.

We expect general and administrative expenses to increase in absolute dollars in fiscal 2009 as compared to fiscal 2008 primarily due to an increase in personnel-related costs.

Research and Development

Research and development expenses consist of expenses incurred by our production studios for personnel-related costs, contracted services, equipment depreciation and any impairment of prepaid royalties for pre-launch products. Research and development expenses for our online business include expenses incurred by our studios consisting of direct development and related overhead costs in connection with the development and production of our online games. Research and development expenses also include expenses associated with the development of web site content, software licenses and maintenance, network infrastructure and management overhead.

Research and development expenses for fiscal years 2008 and 2007 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2008	Revenue	2007	Revenue	$ Change	% Change

$1,145	31%	$1,041	34%	$104	10%

As a percentage of net revenue, research and development expenses were adversely impacted by our deferral of net revenue related to online-enabled packaged goods and digital content during fiscal 2008.

Research and development expenses increased by $104 million, or 10 percent, in fiscal 2008 as compared to fiscal 2007. The increase was primarily due to (1) an increase of $93 million in additional personnel-related costs primarily due to an increase in headcount and partially as a result of our acquisition of VGH, (2) higher external development costs of $32 million to support new releases such as our Union of European Football Association’s EURO soccer franchise and titles from The Sims franchise, and (3) an increase in depreciation of $12 million. These increases were partially offset by a $24 million reduction in incentive-based compensation expense and $6 million reduction in facilities-related expenses.

We expect research and development expenses to increase in absolute dollars in fiscal 2009 as compared to fiscal 2008 primarily due to an increase in personnel-related costs and a greater number of titles in development.

Amortization of Intangibles

Amortization of intangibles for fiscal years 2008 and 2007 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2008	Revenue	2007	Revenue	$ Change	% Change

$34	1%	$27	1%	$7	26%

For fiscal 2008, amortization of intangibles resulted from our acquisitions of JAMDAT, VGH and others. For fiscal 2007, amortization of intangibles resulted from our acquisitions of JAMDAT, Mythic and others. Amortization of intangibles increased by $7 million, or 26 percent, in fiscal 2008 as compared to fiscal 2007 primarily due to the amortization of intangibles related to our acquisition of VGH. See Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

We expect amortization of intangible expenses to increase in fiscal 2009 primarily due to the amortization of intangibles related to our acquisition of VGH, which will be included in our results for a full year in fiscal 2009.

Acquired In-Process Technology

Acquired in-process technology charges for fiscal years 2008 and 2007 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2008	Revenue	2007	Revenue	$ Change	% Change

$138	4%	$3	—	$135	4500%

Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have an alternative future use. Accordingly, upon consummation of an acquisition, we generally incur a charge for the related acquired in-process technology, as reflected in our

Consolidated Statement of Operations. See Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this report. In connection with our acquisition of VGH, we incurred acquired in-process technology charges of $138 million in relation to game software that had not reached technical feasibility at the date of acquisition. The fair values of VGH’s products under development were determined using the income approach, which discounts expected future cash flows from the acquired in-process technology to present value. The discount rates used in the present value calculations were derived from a weighted average cost of capital of 17 percent. Should the in-process software not be successfully completed, completed at a higher cost, or the development efforts go beyond the timeframe estimated by management, we will not receive the full benefits anticipated from the acquisition. Benefits from the development efforts are expected to commence in fiscal years 2009 through 2011. The acquired in-process technology charge we incurred in fiscal 2007 resulted from our acquisitions of Mythic and the remaining minority interest in DICE.

Restructuring Charges

Restructuring charges for fiscal years 2008 and 2007 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2008	Revenue	2007	Revenue	$ Change	% Change

$103	3%	$15	—	$88	587%

In connection with our fiscal 2008 reorganization, during fiscal 2008, we incurred approximately $97 million of reorganization charges, of which $58 million was for facilities-related expenses, $27 million was for other expenses including other contract termination costs as well as IT and consulting costs to assist in the reorganization of our business support functions, and $12 million was for employee-related expenses.

In connection with our fiscal 2006 international publishing reorganization, during fiscal 2008, we incurred approximately $6 million of employee-related expenses. During fiscal 2007, restructuring charges related to our fiscal 2006 international publishing reorganization were approximately $15 million, of which $10 million was for employee-related expenses.

Losses on Strategic Investments

Losses on strategic investments for fiscal years 2008 and 2007 was as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2008	Revenue	2007	Revenue	$ Change	% Change

$(118)	(3% )	$—	—	$(118)	N/A

For fiscal 2008, we recognized $118 million of losses on strategic investments due to (1) an $81 million impairment with respect to our investment in The9, (2) a $28 million impairment with respect to our investment in Neowiz common stock, and (3) a $9 million impairment with respect to our investment in Neowiz preferred stock.

Interest and Other Income, Net

Interest and other income, net, for fiscal years 2008 and 2007 was as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2008	Revenue	2007	Revenue	$ Change	% Change

$98	3%	$99	3%	$(1)	(1%	)

For fiscal 2008, interest and other income, net, decreased by $1 million, or 1 percent, as compared to fiscal 2007 primarily resulting from (1) an increase of $8 million in losses recognized due to foreign exchange and (2) a net decrease of $2 million in interest. These items were significantly offset by a $9 million gain recognized on sales of investments.

We expect interest income to decline during fiscal 2009 as compared to fiscal 2008.

Income Taxes

Income tax expense (benefit) for fiscal years 2008 and 2007 were as follows (in millions):

March 31,	Effective	March 31,	Effective
2008	Tax Rate	2007	Tax Rate	% Change

$(53)	(10.3% )	$66	48.2%	(180%	)

Our effective income tax benefit rate was 10.3 percent for fiscal 2008. Our income tax expense rate was 48.2 percent for fiscal 2007. For fiscal 2008, our effective income tax benefit rate was lower than the U.S. statutory rate of 35.0 percent due to a number of factors, including non-deductible acquisition-related costs, losses on strategic investments and certain loss on facility impairment for which future tax benefit is uncertain and not more likely than not to be realized, as well as certain non-deductible stock based compensation expenses. For fiscal 2007, our effective income tax rate was higher than the U.S. statutory rate of 35.0 percent due to a number of factors, including certain non-deductible stock based compensation expenses and additional charges resulting from certain non-deductible acquisition-related costs.

Our effective income tax rates for fiscal 2009 and future periods will depend on a variety of factors, including changes in our business such as acquisitions and intercompany transactions (for example, we expect to incur significant intercompany tax charges in connection with our acquisition of VGH in fiscal 2009), changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, as well as changes in, or termination of, our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile.

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

Net Income (Loss)

Net income (loss) for fiscal years 2008 and 2007 was as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2008	Revenue	2007	Revenue	$ Change	% Change

$(454)	(12% )	$76	2%	$(530)	(697%	)

Net income decreased by $530 million during fiscal 2008 as compared to fiscal 2007. The decrease was primarily due to (1) an increase in cost of goods sold of $593 million, (2) the net deferral of $355 million of net revenue out of fiscal 2008 and into future periods, (3) an increase of $135 million in acquired in-process technology primarily due to our acquisition of VGH, (4) losses on strategic investments of $118 million, (5) an increase of $108 million in personnel-related costs, (6) an increase of $90 million in marketing, advertising and promotional expenses primarily to support our launch of new franchises and incremental spending on recurring franchises, and (7) an increase of $88 million in restructuring charges primarily as a result of our fiscal 2008 reorganization. These items were partially offset by (1) an increase in $574 million in net revenue (which amount would have been $355 million higher absent the deferral of net revenue that will be recognized in future periods) and (2) $119 million lower income tax expense.

Comparison of Fiscal 2007 to Fiscal 2006

Net Revenue

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

North America

For fiscal 2007, net revenue in North America was $1,666 million, driven by sales of Madden NFL 07, Need for Speed Carbon, and NCAA Football 07.

The increase in net revenue for fiscal 2007 as compared to fiscal 2006 was driven by (1) a $239 million increase in net revenue from sales of titles for the Xbox 360, (2) a $95 million increase in cellular handset net revenue, and (3) $68 million in net revenue from sales of titles for the PLAYSTATION 3. These increases were partially offset by (1) a $168 million decrease in net revenue from sales of titles for the Xbox, and (2) a $127 million decrease in net revenue from sales of titles for the PlayStation 2.

Europe

For fiscal 2007, net revenue in Europe was $1,261 million, driven primarily by sales of FIFA 07 and Need for Speed Carbon. We estimate that foreign exchange rates (primarily the Euro and the British pounds sterling) increased reported European net revenue by approximately $57 million, or 5 percent, for fiscal 2007 as compared to fiscal 2006. Excluding the effect of foreign exchange rates, we estimate that European net revenue increased by approximately $30 million, or 2 percent, for fiscal 2007 as compared to fiscal 2006.

The increase in net revenue for fiscal 2007 as compared to fiscal 2006 was driven by (1) a $90 million increase in net revenue from sales of titles for the Xbox 360, and (2) a $76 million increase in net revenue from sales of titles for the PC. These increases were partially offset by a $101 million decrease in net revenue from sales of titles for the PlayStation 2.

Asia

For fiscal 2007, net revenue in Asia was $164 million, driven primarily by sales of Need for Speed Carbon. We estimate that changes in foreign exchange rates decreased reported net revenue in Asia by approximately $4 million, or 2 percent, for fiscal 2007 as compared to fiscal 2006. Excluding the effect of foreign exchange rates, we estimate that Asia net revenue decreased by approximately $25 million, or 13 percent, for fiscal 2007 as compared to fiscal 2006.

The decrease in net revenue for fiscal 2007 as compared to fiscal 2006 was driven primarily by (1) a $21 million decrease in net revenue from co-publishing and distribution titles, (2) a $13 million decrease in net revenue from sales of titles for the PlayStation 2, and (3) an $11 million decrease in net revenue from sales of titles for the Xbox. These decreases were partially offset by an $11 million increase in net revenue from sales of titles for the Xbox 360.

Cost of Goods Sold

Cost of goods sold for fiscal years 2007 and 2006 were as follows (in millions):

					Change as a
March 31,	% of Net	March 31,	% of Net		% of Net
2007	Revenue	2006	Revenue	% Change	Revenue

$1,212	39.2%	$1,181	40.0%	2.6%	(0.8% )

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

As a percentage of total net revenue, the decrease in average product costs was partially offset by an estimated 1 percent increase in license royalties during fiscal 2007 as compared to fiscal 2006 primarily due to (1) license agreements associated with our EA SPORTS titles and (2) our acquisition of JAMDAT. This was partially offset by lower license royalties from movie-based titles in fiscal 2007.

Marketing and Sales

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

General and Administrative

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

Acquired In-process Technology

Acquired in-process technology charges for fiscal years 2007 and 2006 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2007	Revenue	2006	Revenue	$ Change	% Change

$3	—	$8	—	$(5)	(63%	)

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

Restructuring Charges

Restructuring charges for fiscal years 2007 and 2006 were as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2007	Revenue	2006	Revenue	$ Change	% Change

$15	—	$26	1%	$(11)	(42%	)

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

Income Taxes

Income taxes for fiscal years 2007 and 2006 were as follows (in millions):

March 31,	Effective	March 31,	Effective
2007	Tax Rate	2006	Tax Rate	% Change

$66	48.2%	$147	37.6%	(55%	)

Our effective income tax rates were 48.2 percent and 37.6 percent for fiscal 2007 and fiscal 2006, respectively. For fiscal 2007, our effective income tax rate was higher than the U.S. statutory rate of 35.0 percent due to a number of factors, including certain non-deductible stock based compensation expenses related to SFAS No. 123(R) and additional charges resulting from certain non-deductible acquisition-related costs during the fourth quarter of fiscal 2007. For fiscal 2006, our effective income tax rate is higher than the U.S. statutory rate of 35.0 percent for fiscal 2006 due to a number of factors, including the repatriation of foreign earnings in connection with the American Jobs Creation Act of 2004 and additional charges resulting from certain non-deductible acquisition-related costs during the second and fourth quarters of fiscal 2006, which were partially offset by other items.

Net Income

Net income for fiscal years 2007 and 2006 was as follows (in millions):

March 31,	% of Net	March 31,	% of Net
2007	Revenue	2006	Revenue	$ Change	% Change

$76	2%	$236	8%	$(160)	(68%	)

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

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. These FSPs (1) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), (2) exclude certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”, from the scope of Statement 157, and (3) include several specific examples of items eligible or not eligible for the one-year deferral. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FSP FAS 157-1 is effective upon the initial adoption of SFAS No. 157. FSP FAS 157-2 defers the effective date of certain provisions of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. We do not expect the adoption of SFAS No. 157, FSP FAS 157-1 and FSP FAS 157-2 to have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement should not be applied retrospectively to fiscal years beginning prior to the effective date, except as permitted with early adoption. We are evaluating whether to adopt SFAS No. 159 and what impact the adoption would have on our Consolidated Financial Statements if we were to adopt it. If we adopt SFAS No. 159, it could have a material impact on our Consolidated Financial Statements.

In June 2007, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus conclusion on EITF 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development”. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 and requires prospective application for new contracts entered into after the effective date. The adoption of EITF 07-03 will not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“SFAS No. 141(R)”), “Business Combinations”, which requires the recognition of assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree at the acquisition date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will have a material impact on our Consolidated Financial Statements for material acquisitions consummated on or after March 29, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”, which establishes new accounting and reporting standards for noncontrolling interest (minority interest) and for the deconsolidation of a subsidiary. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB ratified EITF consensus conclusion on EITF 07-01, “Accounting for Collaborative Arrangements”. EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. Under this conclusion, a participant to a collaborative arrangement should disclose information about the nature and purpose of its collaborative arrangements, the rights and obligations under the collaborative arrangements, the accounting policy for collaborative arrangements, and the income statement classification and amounts attributable to transactions arising from the collaborative arrangement between participants for each period an income statement is presented. EITF 07-01 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008 and requires retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date. While we have not yet completed our analysis, we do not anticipate the implementation of EITF 07-01 to have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 161 to have a material impact on our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	March 31,		Increase /
(In millions)	2008	2007	(Decrease)

Cash and cash equivalents	$1,553	$1,371	$182
Short-term investments	734	1,264	(530)
Marketable equity securities	729	341	388

Total	$3,016	$2,976	$40

Percentage of total assets	50%	58%

	Year Ended March 31,		Increase /
(In millions)	2008	2007	(Decrease)

Cash provided by operating activities	$338	$397	$(59)
Cash used in investing activities	(429)	(487)	58
Cash provided by financing activities	243	190	53
Effect of foreign exchange on cash and cash equivalents	30	29	1

Net increase in cash and cash equivalents	$182	$129	$53

Changes in Cash Flow

During fiscal 2008, we generated $338 million of cash from operating activities as compared to $397 million for fiscal 2007. The decrease in cash provided by operating activities for fiscal 2008 as compared to fiscal 2007 was primarily due to (1) an increase in operating expenses paid resulting from an increase in advertising and marketing costs, external development expenses and personnel-related expenses and (2) a $90 million increase in incentive-based cash compensation paid in fiscal 2008 which were earned with respect to fiscal 2007 performance. These decreases were significantly offset by higher net revenue collected during fiscal 2008 as compared to fiscal 2007.

For fiscal 2008, we generated $2,306 million of cash proceeds from maturities and sales of short-term investments and $192 million in proceeds from sales of common stock through our stock-based compensation plans. Our primary use of cash in non-operating activities consisted of (1) $1,739 million used to purchase short-term investments, (2) $607 million for the acquisition of VGH, and (3) $277 million used to purchase marketable equitable securities and other investments.

Short-term investments and marketable equity securities

Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of March 31, 2008, our short-term investments had gross unrealized gains of $9 million, or 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

Marketable equity securities increased to $729 million as of March 31, 2008, from $341 million as of March 31, 2007, primarily due to (1) an increase of $251 million in the fair value of our investment in Ubisoft Entertainment, (2) our $167 million investment in The9, and (3) our $83 million common stock investment in Neowiz. These increases were partially offset by (1) an $81 million impairment recognized on The9 investment and (2) a $28 million impairment recognized on the Neowiz common stock investment. In addition to the Neowiz common stock investment noted above, we made a $27 million preferred stock investment in Neowiz which is classified in other assets on our Consolidated Balance Sheet. We recognized a $9 million impairment on our Neowiz preferred stock investment.

Receivables, net

Our gross accounts receivable balances were $544 million and $470 million as of March 31, 2008 and 2007, respectively. The increase in our accounts receivable balance was primarily due to higher sales volumes during the fourth quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007. Reserves for sales returns, pricing allowances and doubtful accounts increased in absolute dollars from $214 million as of March 31, 2007 to $238 million as of March 31, 2008. As a percentage of trailing nine month net revenue, reserves decreased from 8 percent as of March 31, 2007, to 7 percent as of March 31, 2008. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.

Inventories

Inventories increased to $168 million as of March 31, 2008 from $62 million as of March 31, 2007, primarily as a result of (1) $64 million in Rock Band inventory, of which approximately $43 million was in-transit as of March 31, 2008, and (2) the overall growth of our business.

Other current assets

Other current assets increased to $290 million as of March 31, 2008, from $219 million as of March 31, 2007, primarily due to the reclassification as an asset held for sale of our facility in Chertsey, England from property and equipment, net, to other current assets.

Other assets

Other assets increased to $157 million as of March 31, 2008, from $96 million as of March 31, 2007, primarily due to (1) $19 million higher prepaid royalties, (2) higher other investments of $15 million substantially resulting from our purchase of Neowiz preferred stock, and (3) $13 million of prepaid taxes reclassified from current assets.

Accounts payable

Accounts payable increased to $229 million as of March 31, 2008, from $180 million as of March 31, 2007, primarily due to higher inventory purchases related to Rock Band.

Accrued and other current liabilities

Our accrued and other liabilities decreased to $683 million as of March 31, 2008 from $814 million as of March 31, 2007. The decrease was primarily due to (1) $273 million of current income taxes accrued being reclassified to non-current tax obligations as a result of our adoption of FIN No. 48 (see Note 10 of the Notes to Consolidated Financial Statements), and (2) a decrease of $32 million in accrued incentive-based compensation. These decreases were partially offset by an increase of $106 million in royalties payable primarily due to Rock Band.

Deferred income taxes, net

Our net deferred income tax asset position increased by $197 million as of March 31, 2008 as compared to March 31, 2007 primarily due to increases of (1) $76 million in deferred taxes related to current year tax provision, (2) $53 million in deferred taxes related to our acquisition of VGH, (3) $43 million in deferred tax assets related to our adoption of FIN No. 48 and current year activities, and (4) $25 million in deferred tax assets related to stock-based compensation.

Financial Condition

We believe that cash, cash equivalents, short-term investments, marketable equity securities, cash generated from operations and available financing facilities will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, capital expenditures and, potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, pursue strategic acquisitions and investments or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

On March 13, 2008, we commenced an unsolicited $26.00 per share cash tender offer for all of the outstanding shares of Take-Two Interactive Software, Inc., a Delaware corporation (“Take-Two”), for a total purchase price of approximately $2.1 billion. On April 18, 2008, we adjusted the purchase price in the cash tender offer to $25.74 per share following the approval by Take-Two stockholders of amendments to Take-Two’s Incentive Stock Plan, which would permit the issuance of additional shares of restricted stock to ZelnickMedia Corporation pursuant to its management agreement with Take-Two. The total aggregate purchase price for Take-Two did not change as a result of the adjustment to the per share purchase price in the tender offer. On May 9, 2008, we received a commitment from certain financial institutions to provide us with up to $1.0 billion of senior unsecured term loan financing at any time until January 9, 2009, to be used to provide a portion of the funds for the offer and/or merger. We will be required to repay any funds we borrow under the term loan facility, plus accrued interest, on the earlier of (a) 364 days from the date on which we initially borrow the funds and (b) August 9, 2009. On May 19, 2008, we extended the expiration date of the tender offer until June 16, 2008. We intend to pay for the Take-Two shares and related transaction fees and expenses with internally available cash and borrowings under the term loan facility or other financing sources, which may be available to us in the future.

The loan financing arrangements supporting our Redwood City headquarters leases with Keybank National Association, described in the “Off-Balance Sheet Commitments” section below, are scheduled to expire in July 2009. At any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement. Upon expiration of the leases, we may purchase the facilities for $247 million, or arrange for a sale of the facilities to a third party. In the event of a sale to a third party, if the sale price is less than $247 million, we will be obligated to reimburse the difference between the actual sale price and $247 million, up to maximum of $222 million, subject to certain provisions of the leases.

As of March 31, 2008, approximately $1,357 million of our cash, cash equivalents, short-term investments and marketable equity securities that was generated from operations was domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

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

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties including, but not limited to, those related to customer demand and acceptance of our products on new platforms and new versions of our products on existing platforms, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, the impact of acquisitions and other strategic transactions in which we may engage, the impact of competition, economic conditions in the United States and abroad, the seasonal and cyclical nature of our business and operating results, risks of product returns and the other risks described in the “Risk Factors” section, included in Part I, Item 1A of this report.

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

The following table summarizes our minimum contractual obligations and commercial commitments as of March 31, 2008, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

				Commercial
	Contractual Obligations			Commitments
		Developer/		Letter of Credit,
		Licensor		Bank and Other
Fiscal Year Ending March 31,	Leases(1)	Commitments(2)	Marketing	Guarantees	Total

2009	$62	$176	$66	$6	$310
2010	50	183	42	—	275
2011	40	298	38	—	376
2012	33	147	38	—	218
2013	26	134	38	—	198
Thereafter	53	612	155	—	820

Total	$264	$1,550	$377	$6	$2,197

(1)	See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information. Lease commitments include contractual rental commitments of $13 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported on our Consolidated Balance Sheets as of March 31, 2008. See Note 6 of the Notes to Consolidated Financial Statements.

(2)	Developer/licensor commitments include $10 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Consolidated Balance Sheets as of March 31, 2008 because payment is not contingent upon performance by the developer or licensor.

The amounts represented in the table above reflect our minimal cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Consolidated Financial Statements.

In addition to what is included in the table above, as discussed in Note 10 of the Notes to Consolidated Financial Statements, we have adopted the provisions of FIN No. 48. As of March 31, 2008, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $360 million, of which approximately $41 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Related Person Transaction

Prior to becoming Chief Executive Officer of Electronic Arts, John Riccitiello was a Founder and Managing Director of Elevation Partners, L.P., and also served as Chief Executive Officer of VGH, which we acquired in

January 2008. At the time of the acquisition, Mr. Riccitiello held an indirect financial interest in VGH resulting from his interest in the entity that controlled Elevation Partners, L.P. and his interest in a limited partner of Elevation Partners, L.P. Elevation Partners, L.P. was a significant stockholder of VGH. As a result of the acquisition, Mr. Riccitiello’s financial returns related to these interests, including returns of deemed capital contributions, have been $2.4 million to date (some of which Mr. Riccitiello could be required to return depending on the performance of the Elevation entities), and could be up to an additional $1.6 million plus any interest or other amounts earned thereon. This amount could be reduced, however, by a variety of factors, including investment losses of Elevation, if any, as well as certain expenses of Elevation that could offset partnership profits. Upon his separation from Elevation Partners, L.P., Mr. Riccitiello ceased to have any further control or influence over these factors.

From the commencement of negotiations with VGH, at the direction of EA’s Board of Directors, EA’s Audit Committee engaged directly with EA management (independently from Mr. Riccitiello) to analyze and consider the potential benefits, risks and material terms of the acquisition. EA’s Board of Directors approved the acquisition after reviewing with EA’s management and members of the Audit Committee the terms of the acquisition and the potential benefits and risks thereof, as well as Mr. Riccitiello’s personal financial interest in VGH and the acquisition. Mr. Riccitiello recused himself from the Board of Directors meeting during the Board’s deliberation of the acquisition and he did not vote on the acquisition.

OFF-BALANCE SHEET COMMITMENTS

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

On May 26, 2006, the lessor extended its loan financing underlying the Phase One Lease with its lenders through July 2007, and on May 14, 2007, the lenders extended this financing again for an additional year through July 2008. On April 14, 2008, the lenders extended the financing for another year through July 2009. At any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement. We account for the Phase One Lease arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended.

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

On May 26, 2006, the lessor extended the Phase Two Lease through July 2009 subject to early termination in the event the underlying loan financing between the lessor and its lenders is not extended. Concurrently with the extension of the lease, the lessor extended the loan financing underlying the Phase Two Lease with its lenders through July 2007. On May 14, 2007, the lenders extended this financing again for an additional year through July 2008. On April 14, 2008, the lenders extended the financing for another year through July 2009. At any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement. We account for the Phase Two Lease arrangement as an operating lease in accordance with SFAS No. 13, as amended.

We believe that, as of March 31, 2008, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.

The two lease agreements with Keybank National Association described above require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of March 31, 2008.

			Actual as of
Financial Covenants	Requirement		March 31, 2008

Consolidated Net Worth (in millions)	equal to or greater than	$2,430	$4,339
Fixed Charge Coverage Ratio	equal to or greater than	3.00	3.88
Total Consolidated Debt to Capital	equal to or less than	60%	5.4%
Quick Ratio — Q1 & Q2	equal to or greater than	1.00	N/A
Q3 & Q4	equal to or greater than	1.75	7.71

In February 2006, we entered into an agreement with an independent third party to lease a facility in Guildford, Surrey, United Kingdom, which commenced in June 2006 and will expire in May 2016. The facility comprises a total of approximately 95,000 square feet, which we use for administrative, sales and development functions. Our rental obligation under this agreement is approximately $33 million over the initial ten-year term of the lease.

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

In July 2003, we entered into a lease agreement with an independent third party (the “Landlord”) for a studio facility in Los Angeles, California, which commenced in October 2003 and expires in September 2013 with two five-year options to extend the lease term. Additionally, we have options to purchase the property after five and ten years based on the fair market value of the property at the date of sale, a right of first offer to purchase the property upon terms offered by the Landlord, and a right to share in the profits from a sale of the property. Existing campus facilities comprise a total of 243,000 square feet and provide space for research and development functions. Our rental obligation under this agreement is $50 million over the initial ten-year term of the lease. This commitment is offset by expected sublease income of $6 million for a sublease to an affiliate of the Landlord of 18,000 square feet of the Los Angeles facility, which commenced in October 2003 and expires in September 2013, with options of early termination by either party after October 2008.

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

Director Indemnity Agreements

We entered into indemnification agreements with each of the members of our Board of Directors at the time they joined the Board to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued or charged as a result of their service as members of our Board of Directors.

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

Foreign Currency Exchange Rate Risk

Cash Flow Hedging Activities.  From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in our Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into net revenue or operating expenses, as appropriate in the period when the forecasted transaction is recorded. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net, in our Consolidated Statements of Operations. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in revenue and operating expenses. As of March 31, 2008, we had foreign currency option contracts to purchase approximately $48 million in foreign currencies and to sell approximately $254 million of foreign currencies. As of March 31, 2008, these foreign currency option contracts outstanding had a total fair value of $5 million, included in other current assets. As of March 31, 2007, we had foreign currency option contracts to purchase approximately $28 million in foreign currencies and to sell approximately $72 million of foreign currencies. As of March 31, 2007, these foreign currency option contracts outstanding had a total fair value of less than $1 million, included in other current assets.

Balance Sheet Hedging Activities.  We use foreign exchange forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign exchange forward contracts are not designated as hedging instruments under SFAS No. 133 and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our Consolidated Balance Sheets, and gains and losses from changes in fair value are reported in interest and other income, net. The gains and losses on these forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated assets and liabilities, which are also reported in interest and other income, net, in our Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign currency denominated asset or liability, in which case our results will be impacted. As of March 31, 2008, we had forward foreign exchange contracts to purchase and sell approximately $540 million in foreign currencies. Of this amount, $479 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $13 million to sell foreign currencies in exchange for British pounds sterling and $48 million to purchase foreign currencies in exchange for U.S. dollars. As of March 31, 2007, we had forward foreign exchange contracts to purchase and sell approximately $104 million in foreign currencies. Of this amount, $73 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $8 million to sell foreign currencies in exchange for British pounds sterling and $23 million to purchase foreign currencies in exchange for U.S. dollars. The fair value of our forward contracts was immaterial as of March 31, 2008 and March 31, 2007.

The counterparties to these forward and option contracts are creditworthy multinational commercial banks; therefore, the risk of counterparty nonperformance is not considered to be material.

Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of March 31, 2008, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in a potential loss in fair value of our option contracts used in cash flow hedging of $4 million in both scenarios. As of March 31, 2007, a hypothetical adverse foreign currency exchange rate movement would have resulted in a potential loss in fair value of our option contracts used in cash flow hedging of $1 million in both scenarios. A hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses on our forward contracts used in balance sheet hedging of $56 million and $82 million, respectively, as of March 31, 2008, and $9 million and $14 million, respectively, as of March 31, 2007. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates against the U.S. dollar. Exchange rates do not always move in the same direction. Actual results may differ materially.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. However, because short-term securities mature relatively quickly and are required to be reinvested at the then current market rates, interest income on a portfolio consisting of short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Additionally, the contractual terms of the securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the securities. Our investments are held for purposes other than trading. Also, we do not use derivative financial instruments in our short-term investment portfolio.

As of March 31, 2008 and 2007, our short-term investments were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of March 31, 2008 and 2007 (in millions):

	As of March 31,
	2008	2007

U.S. agency securities	$266	$264
Corporate bonds	231	226
U.S. Treasury securities	161	92
Asset-backed securities	64	108
Commercial paper	12	574

Total short-term investments	$734	$1,264

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of March 31, 2008, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			as of	Given an Interest Rate
	Decrease of X Basis Points			March 31,	Increase of X Basis Points
(In millions)	(150 BPS)	(100 BPS)	(50 BPS)	2008	50 BPS	100 BPS	150 BPS

U.S. agency securities	$273	$270	$268	$266	$263	$261	$258
Corporate bonds	235	234	233	231	230	229	227
U.S. Treasury securities	166	164	163	161	160	158	156
Asset-backed securities	64	64	64	64	64	63	63
Commercial paper	12	12	12	12	12	12	12

Total short-term investments	$750	$744	$740	$734	$729	$723	$716

The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of March 31, 2007, arising from selected potential changes in interest rates.

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			as of	Given an Interest Rate
	Decrease of X Basis Points			March 31,	Increase of X Basis Points
(In millions)	(150 BPS)	(100 BPS)	(50 BPS)	2007	50 BPS	100 BPS	150 BPS

Commercial paper	$575	$575	$574	$574	$573	$573	$572
U.S. agency securities	271	269	267	264	262	259	257
Corporate bonds	231	230	228	226	225	223	222
Asset-backed securities	110	109	108	108	107	106	105
U.S. Treasury securities	95	94	94	92	92	91	90

Total short-term investments	$1,282	$1,277	$1,271	$1,264	$1,259	$1,252	$1,246

Market Price Risk

The value of our equity investments in publicly traded companies is subject to market price volatility and foreign currency risk for investments denominated in foreign currencies. As of March 31, 2008 and 2007, our marketable equity securities were classified as available-for-sale and, consequently, were recorded in our

Consolidated Balance Sheets at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $729 million and $341 million as of March 31, 2008 and 2007, respectively. In fiscal 2008, we recognized an other-than-temporary impairment loss of $109 million.

At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of March 31, 2008, arising from changes in market prices plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities				Valuation of Securities
	Given an X Percentage				Given an X Percentage
	Decrease in Each			Fair Value	Increase in Each
	Stock’s Market Price			as of	Stock’s Market Price
(In millions)	(75%)	(50%)	(25%)	March 31, 2008	25%	50%	75%

Marketable equity securities	$182	$365	$547	$729	$911	$1,094	$1,276

The following table presents hypothetical changes in the fair value of our marketable equity securities as of March 31, 2007, arising from changes in market prices plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities				Valuation of Securities
	Given an X Percentage				Given an X Percentage
	Decrease in Each			Fair Value	Increase in Each
	Stock’s Market Price			as of	Stock’s Market Price
(In millions)	(75%)	(50%)	(25%)	March 31, 2007	25%	50%	75%

Marketable equity securities	$85	$171	$256	$341	$426	$512	$597

Item 8:  Financial Statements and Supplementary Data

Other financial statement schedules have been omitted because the information called for in them is not required or has already been included in either the Consolidated Financial Statements or the notes thereto

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
(In millions, except par value data)	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$1,553	$1,371
Short-term investments	734	1,264
Marketable equity securities	729	341
Receivables, net of allowances of $238 and $214, respectively	306	256
Inventories	168	62
Deferred income taxes, net	145	84
Other current assets	290	219

Total current assets	3,925	3,597

Property and equipment, net	396	484
Goodwill	1,152	734
Other intangibles, net	265	210
Deferred income taxes, net	164	25
Other assets	157	96

TOTAL ASSETS	$6,059	$5,146

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$229	$180
Accrued and other current liabilities	683	814
Deferred net revenue (packaged goods and digital content)	387	32

Total current liabilities	1,299	1,026

Income tax obligations	319	—
Deferred income taxes, net	5	8
Other liabilities	97	80

Total liabilities	1,720	1,114

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 318 and 311 shares issued and outstanding, respectively	3	3
Paid-in capital	1,864	1,412
Retained earnings	1,888	2,323
Accumulated other comprehensive income	584	294

Total stockholders’ equity	4,339	4,032

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,059	$5,146

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In millions, except per share data)	2008	2007	2006

Net revenue	$3,665	$3,091	$2,951
Cost of goods sold	1,805	1,212	1,181

Gross profit	1,860	1,879	1,770

Operating expenses:
Marketing and sales	588	466	431
General and administrative	339	288	215
Research and development	1,145	1,041	758
Amortization of intangibles	34	27	7
Acquired in-process technology	138	3	8
Restructuring charges	103	15	26

Total operating expenses	2,347	1,840	1,445

Operating income (loss)	(487)	39	325
Losses on strategic investments	(118)	—	—
Interest and other income, net	98	99	64

Income (loss) before provision for (benefit from) income taxes and minority interest	(507)	138	389
Provision for (benefit from) income taxes	(53)	66	147

Income (loss) before minority interest	(454)	72	242
Minority interest	—	4	(6)

Net income (loss)	$(454)	$76	$236

Net income (loss) per share:
Basic	$(1.45)	$0.25	$0.78
Diluted	$(1.45)	$0.24	$0.75
Number of shares used in computation:
Basic	314	308	304
Diluted	314	317	314

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(In millions, share data in thousands)

					Accumulated
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balances as of March 31, 2005	310,441	$3	$1,434	$2,005	$56	$3,498
Net income	—	—	—	236	—	236
Change in unrealized gains (losses) on investments and derivative instruments, net	—	—	—	—	33	33
Reclassification adjustment for (gains) losses, realized on investments and derivative instruments, net	—	—	—	—	4	4
Translation adjustment	—	—	—	—	(10)	(10)

Comprehensive income						$263

Issuance of common stock	7,174	—	206	—	—	206
Repurchase and retirement of common stock	(12,621)	—	(709)	—	—	(709)
Stock-based compensation	—	—	3	—	—	3
Tax benefit from exercise of stock options	—	—	133	—	—	133
Assumption of stock options in connection with acquisition	—	—	14	—	—	14

Balances as of March 31, 2006	304,994	$3	$1,081	$2,241	$83	$3,408

Cumulative effect of adjustments resulting from the adoption of SAB No. 108	—	—	—	6	—	6

Adjusted balance as of March 31, 2006	304,994	$3	$1,081	$2,247	$83	$3,414

Net income	—	—	—	76	—	76
Change in unrealized gains (losses) on investments and derivative instruments, net	—	—	—	—	183	183
Reclassification adjustment for (gains) losses, realized on investments and derivative instruments, net	—	—	—	—	5	5
Translation adjustment	—	—	—	—	23	23

Comprehensive income						$287

Issuance of common stock	6,044	—	164	—	—	164
Stock-based compensation	—	—	133	—	—	133
Tax benefit from exercise of stock options	—	—	34	—	—	34

Balances as of March 31, 2007	311,038	$3	$1,412	$2,323	$294	$4,032

Cumulative effect of adjustments resulting from the adoption of FIN No. 48	—	—	14	19	—	33

Adjusted balance as of March 31, 2007	311,038	$3	$1,426	$2,342	$294	$4,065

Net loss	—	—	—	(454)	—	(454)
Change in unrealized gains (losses) on investments and derivative instruments, net	—	—	—	—	141	141
Reclassification adjustment for (gains) losses, realized on investments and derivative instruments, net	—	—	—	—	107	107
Translation adjustment	—	—	—	—	42	42

Comprehensive loss	—	—	—	—	—	$(164)

Issuance of common stock	6,643	—	184	—	—	184
Stock-based compensation	—	—	150	—	—	150
Tax benefit from exercise of stock options	—	—	45	—	—	45
Assumption of stock options in connection with acquisition	—	—	59	—	—	59

Balances as of March 31, 2008	317,681	$3	$1,864	$1,888	$584	$4,339

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In millions)	2008	2007	2006

OPERATING ACTIVITIES
Net income (loss)	$(454)	$76	$236
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion, net	164	147	95
Stock-based compensation	150	133	3
Minority interest	—	(4)	6
Non-cash restructuring charges	56	—	—
Net losses on investments and sale of property and equipment	111	1	7
Tax benefit from exercise of stock options	—	—	133
Acquired in-process technology	138	3	8
Change in assets and liabilities:
Receivables, net	(8)	(18)	104
Inventories	(100)	12	(3)
Other assets	(8)	46	(71)
Accounts payable	23	(2)	31
Accrued and other liabilities	71	34	30
Deferred income taxes, net	(160)	(54)	8
Deferred net revenue (packaged goods and digital content)	355	23	9

Net cash provided by operating activities	338	397	596

INVESTING ACTIVITIES
Capital expenditures	(84)	(176)	(121)
Proceeds from sale of marketable equity securities and other investments	—	—	6
Purchase of marketable equity securities and other investments	(275)	(1)	(2)
Proceeds from maturities and sales of short-term investments	2,306	1,315	1,427
Purchase of short-term investments	(1,739)	(1,522)	(757)
Loan advance	(30)	—	—
Acquisition of subsidiaries, net of cash acquired	(607)	(103)	(661)

Net cash used in investing activities	(429)	(487)	(108)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	192	168	206
Excess tax benefit from stock-based compensation	51	36	—
Repayment of note assumed in connection with acquisition	—	(14)	—
Repurchase and retirement of common stock	—	—	(709)

Net cash provided by (used in) financing activities	243	190	(503)

Effect of foreign exchange on cash and cash equivalents	30	29	(13)

Increase (decrease) in cash and cash equivalents	182	129	(28)
Beginning cash and cash equivalents	1,371	1,242	1,270

Ending cash and cash equivalents	1,553	1,371	1,242
Short-term investments	734	1,264	1,030

Ending cash, cash equivalents and short-term investments	$2,287	$2,635	$2,272

Supplemental cash flow information:
Cash paid during the year for income taxes	$31	$55	$24

Non-cash investing activities:
Change in unrealized gains on investments, net	$154	$188	$37
Assumption of stock options in connection with acquisitions	$59	$—	$14

See accompanying Notes to Consolidated Financial Statements

ELECTRONIC ARTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We develop, market, publish and distribute video game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the Sony PlayStation® 2 and PLAYSTATION® 3, Microsoft Xbox 360tm and Nintendo Wiitm), personal computers, handheld game players (such as the PlayStation® Portable (“PSPtm”) and the Nintendo DStm) and cellular handsets. Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Simstm, Need for Speedtm and POGOtm). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Lord of the Rings and Harry Potter).

A summary of our significant accounting policies applied in the preparation of our Consolidated Financial Statements follows:

(a)	Consolidation

The accompanying Consolidated Financial Statements include the accounts of Electronic Arts Inc. and its wholly- and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Year

Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end. Our results of operations for the fiscal years ended March 31, 2008 and 2007 contained 52 weeks and ended on March 29, 2008 and March 31, 2007, respectively. Our results of operations for the fiscal year ended March 31, 2006 contained 53 weeks and ended on April 1, 2006.

(c)	Reclassifications

Certain prior-year amounts have been reclassified to conform to the fiscal 2008 presentation.

(d)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting period. Such estimates include sales returns and allowances, provisions for doubtful accounts, accrued liabilities, service period for deferred net revenue, income taxes, estimates regarding the recoverability of prepaid royalties and royalty commitments, inventories, long-lived assets, acquired in-process technology, certain estimates related to the measurement and recognition of costs resulting from our share-based payment transactions, deferred income tax assets as well as estimates used in our goodwill impairment test. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.

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

As of March 31, 2008 and March 31, 2007, short-term investments and marketable equity securities were classified as available-for-sale and stated at fair value based upon quoted market prices for the securities. Unrealized gains and losses are included as a separate component of accumulated other comprehensive income, net of any related tax effect, in stockholders’ equity. Realized gains and losses are calculated based on the specific identification method. We recognize an impairment charge when we determine that a decline in the fair value of a security below its cost basis is other-than-temporary.

Other investments, included in other assets on our Consolidated Balance Sheets primarily consist of investments in equity securities accounted for under the cost method in accordance with Accounting Principles Board Opinion (“APB”) No. 18, “The Equity Method Of Accounting For Investments In Common Stock”. The cost method of accounting is used for investments where we are not able to exercise significant influence over the operating and financing decisions of the investee. We evaluate other investments to determine if events or changes in circumstances indicate an other-than-temporary impairment in value. We recognize an impairment charge when we determine an other-than-temporary impairment in value exists.

(f)	Inventories

Inventories consist of materials (including manufacturing royalties paid to console manufacturers), labor and freight-in. Inventories are stated at the lower of cost (first-in, first-out method) or market value.

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

Under the provisions of American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, we capitalize costs associated with customized internal-use software systems that have reached the application development stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The net book value of capitalized costs associated with internal-use software amounted to $24 million and $18 million as of March 31, 2008 and 2007, respectively, and are being depreciated on a straight-line basis over each asset’s estimated useful life that ranges from three to five years.

(h)	Long-Lived Assets

We evaluate long-lived assets and certain identifiable intangibles for impairment, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. This may include assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our Consolidated Balance Sheet to reflect its actual fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner of our use of the acquired assets or the strategy of our overall business and significant under-performance relative to expected historical or projected future operating results. If we were to consider such assets to be impaired, the amount of impairment we recognized would be measured by the amount by which the carrying amount of the asset exceeds its fair value which is estimated by discounted cash flows. We recognized $56 million in impairment charges in fiscal 2008. We recognized an insignificant amount of impairment in fiscal 2007 and 2006.

(i)	Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between us and our customers is presented on a net basis in our Consolidated Statements of Operations.

(j)	Concentration of Credit Risk

We extend credit to various companies in the retail and mass merchandising industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. As of March 31, 2008 and 2007, we had 11 percent and 10 percent, respectively, of our gross accounts receivable outstanding with Wal-Mart Stores, Inc. As of both March 31, 2008 and 2007, we had 11 percent of our gross accounts receivable outstanding with GameStop Corp.

Short-term investments are placed with high quality financial institutions or in short-duration, investment-grade securities. We limit the amount of credit exposure in any one financial institution or type of investment instrument.

(k)	Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in SOP 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition”. We evaluate and recognize revenue when all four of the following criteria are met:

•	Evidence of an arrangement. Evidence of an agreement with the customer that reflects the terms and conditions to deliver products that must be present in order to recognize revenue.

•	Delivery. Delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have been transferred to the customer. For online game services, delivery is considered to occur as the service is provided. For online services associated with our packaged goods products (other than massively multiplayer online games) such as matchmaking, we estimate the service period to be six months after the month of sale. For digital downloads that do not have an online service component, delivery is considered to occur generally when the download occurs.

•	Fixed or determinable fee. If a portion of the arrangement fee is not fixed or determinable, we recognize revenue as the amount becomes fixed or determinable.

•	Collection is deemed probable. We conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

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

Online Subscription Revenue:  Online subscription revenue is derived principally from subscription revenue collected from customers for online play related to our massively multiplayer online games and Pogo-branded online games services. These customers generally pay on an annual basis or a month-to-month basis and prepaid subscription revenue is recognized ratably over the period for which the services are provided.

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

(l)	Sales Returns and Allowances and Bad Debt Reserves

We estimate potential future product returns, price protection and stock-balancing programs related to product revenue. We analyze historical returns, current sell-through of distributor and retailer inventory of our products, current trends in retail and the video game segment, changes in customer demand and acceptance of our products and other related factors when evaluating the adequacy of our sales returns and price protection allowances. In addition, we monitor the volume of sales to our channel partners and their inventories as substantial overstocking in the distribution channel could result in high returns or higher price protection costs in subsequent periods.

Similarly, significant judgment is required to estimate our allowance for doubtful accounts in any accounting period. We analyze customer concentrations, customer credit-worthiness, current economic trends, and historical experience when evaluating the adequacy of the allowance for doubtful accounts.

(m)	Advertising Costs

We generally expense advertising costs as incurred, except for production costs associated with media campaigns which are recognized as prepaid assets (to the extent paid in advance) and expensed at the first run of the advertisement. Cooperative advertising with our channel partners is accrued when revenue is recognized and such amounts are included in marketing and sales expense if there is a separate identifiable benefit for which we can reasonably estimate the fair value of the benefit identified. Otherwise, they are recognized as a reduction of net revenue. We then reimburse the channel partner when qualifying claims are submitted. We sometimes receive reimbursements for advertising costs from our vendors, and such amounts are recognized as a reduction of marketing and sales expense if the advertising (1) is specific to the vendor, (2) represents an identifiable benefit to us, and (3) represents an incremental cost to us. Otherwise, vendor reimbursements are recognized as a reduction of cost of goods sold as the related revenue is recognized. Vendor reimbursements of advertising costs of $54 million, $28 million and $41 million reduced marketing and sales expense for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. For the fiscal years ended March 31, 2008, 2007 and 2006, advertising expense, net of vendor reimbursements, totaled approximately $234 million, $163 million and $180 million, respectively.

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

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. Upon adoption of SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”, we elected to use the modified prospective transition method of adoption. We measure compensation cost for all outstanding unvested stock-based awards made to our employees and directors based on estimated fair values and recognize compensation over the service period for awards expected to vest.

The estimated fair value of stock options and stock purchase rights granted pursuant to our employee stock purchase plan is determined using the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make certain assumptions about the future. Estimation of these equity instruments’ fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes.

Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time.

Changes to our underlying stock price, our assumptions used in the Black-Scholes option valuation calculation and our forfeiture rate as well as future equity granted or assumed through acquisitions could significantly impact compensation expense to be recognized in fiscal 2009 and future periods.

(p)	Acquired In-Process Technology

The value assigned to acquired in-process technology is determined by identifying those acquired specific in-process research and development projects that would be continued and for which (1) technological feasibility had not been established as of the acquisition date, (2) there is no alternative future use, and (3) the fair value is estimable with reasonable reliability.

(q)	Foreign Currency Translation

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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Net foreign currency transaction gains (losses) of $20 million, $10 million and $(1) million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively, are included in interest and other income, net, in our Consolidated Statements of Operations.

(r)	Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. These FSPs (1) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), (2) exclude certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”, from the scope of Statement 157, and (3) include several specific examples of items eligible or not eligible for the one-year deferral. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FSP FAS 157-1 is effective upon the initial adoption of SFAS No. 157. FSP FAS 157-2 defers the effective date of certain provisions of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. We do not expect the adoption of SFAS No. 157, FSP FAS 157-1 and FSP FAS 157-2 to have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement should not be applied retrospectively to fiscal years beginning prior to the effective date, except as permitted with early adoption. We are evaluating whether to adopt SFAS No. 159 and what impact the adoption would have on our Consolidated Financial Statements if we were to adopt it. If we adopt SFAS No. 159, it could have a material impact on our Consolidated Financial Statements.

In June 2007, the FASB ratified EITF consensus conclusion on EITF 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development”. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 and requires prospective application for new contracts entered into after the effective date. The adoption of EITF 07-03 will not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“SFAS No. 141(R)”), “Business Combinations”, which requires the recognition of assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree at the acquisition date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will have a material impact on our Consolidated Financial Statements for material acquisitions consummated on or after March 29, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”, which establishes new accounting and reporting standards for noncontrolling interest (minority interest) and for the deconsolidation of a subsidiary. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB ratified EITF consensus conclusion on EITF 07-01, “Accounting for Collaborative Arrangements”. EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. Under this conclusion, a participant to a collaborative arrangement should disclose information about the nature and purpose of its collaborative arrangements, the rights and obligations under the collaborative arrangements, the accounting policy for collaborative arrangements, and the income statement classification and amounts attributable to transactions arising from the collaborative arrangement between participants for each period an income statement is presented. EITF 07-01 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008 and requires retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date. While we have not yet completed our analysis, we do not anticipate the implementation of EITF 07-01 to have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 161 to have a material impact on our Consolidated Financial Statements.

(2)	FINANCIAL INSTRUMENTS

(a)	Fair Value of Financial Instruments

Cash, cash equivalents, receivables, accounts payable and accrued and other liabilities are valued at their carrying amounts as they approximate their fair value due to the short maturity of these financial instruments.

(b)	Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2008 and 2007 (in millions):

	As of March 31, 2008				As of March 31, 2007
	Cost or	Gross			Cost or	Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Cash and cash equivalents:
Cash	$292	$—	$—	$292	$194	$—	$—	$194
Money market funds	1,251	—	—	1,251	989	—	—	989
Commercial paper	7	—	—	7	188	—	—	188
U.S. agency securities	3	—	—	3	—	—	—	—

Cash and cash equivalents	1,553	—	—	1,553	1,371	—	—	1,371

Short-term investments:
U.S. agency securities	262	4	—	266	263	1	—	264
Corporate bonds	229	2	—	231	227	—	(1)	226
U.S. Treasury securities	159	2	—	161	92	—	—	92
Asset-backed securities	63	1	—	64	107	1	—	108
Commercial paper	12	—	—	12	574	—	—	574

Short-term investments	725	9	—	734	1,263	2	(1)	1,264

Cash, cash equivalents and short-term investments	$2,278	$9	$—	$2,287	$2,634	$2	$(1)	$2,635

As of March 31, 2008 and 2007, we had less than $1 million and $1 million, respectively, in gross unrealized losses primarily attributable to our corporate bond investments. These gross unrealized losses were in loss positions for less than 12 months and 12 months or greater, as of March 31, 2008 and 2007, respectively.

We periodically evaluate our securities for impairment. Factors considered in the review of securities with an unrealized loss include the credit quality of the issuer, the magnitude of the unrealized loss position, the length of time that the security has been in a loss position, our intentions with respect to the selling or holding of such security as well as any contractual terms impacting the prepayment or settlement process. Based on our review, we do not consider the investments listed above to be other-than-temporarily impaired as of March 31, 2008.

Gross realized losses of $2 million and gross realized gains of $9 million were recognized from the sale of short-term investments for the year ended March 31, 2008. Gross realized losses of $1 million and gross realized gains of less than $1 million were recognized from the sale of short-term investments for the year ended March 31, 2007. Gross realized losses of $9 million and gross realized gains of less than $1 million were recognized from the sale of short-term investments for the year ended March 31, 2006.

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2008 (in millions):

	Amortized	Fair
	Cost	Value

Due in 1 year or less	$163	$164
Due in 1-2 years	254	257
Due in 2-3 years	245	249
Asset-backed securities	63	64

Short-term investments	$725	$734

Asset-backed securities are separately disclosed as they are not due at a single maturity date. Our portfolio only includes asset-backed securities that have weighted-average maturities of three years or less. As of March 31, 2008, the amortized cost and fair value of asset-backed securities with a weighted average maturity less than 1 year was $55 million and $56 million, respectively, while the amortized cost and fair value of asset-backed securities with a weighted average maturity of 1 to 2 years was $8 million. There were no asset-backed securities with a weighted average maturity of 2 to 3 years.

(c)	Marketable Equity Securities

Marketable equity securities consisted of the following (in millions):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

As of March 31, 2008	$232	$501	$(4)	$729
As of March 31, 2007	$91	$250	$—	$341

Our investments in marketable equity securities consist of investments in common stock of publicly traded companies.

In May 2007, we entered into a licensing agreement with and made a strategic equity investment in The9 Limited, a leading online game operator in China. We purchased approximately 15 percent of the outstanding common shares (representing 15 percent of the voting rights at that time) of The9 for approximately $167 million. Our agreement with The9 requires us to hold these common shares until May 2008. The licensing agreement gives The9 exclusive publishing rights for EA SPORTStm FIFA Online in mainland China.

In April 2007, we expanded our commercial agreements with, and made strategic equity investments in, Neowiz Corporation and a related online gaming company, Neowiz Games. We refer to Neowiz Corporation and Neowiz Games collectively as “Neowiz”. Based in Korea, Neowiz is an online media and gaming company with which we partnered in 2006 to launch EA SPORTS FIFA Online in Korea. We purchased 15 percent of the then-outstanding common shares (representing 15 percent of the voting rights at that time) of Neowiz Corporation and 15 percent of the outstanding common shares (representing 15 percent of the voting rights at the time) of Neowiz Games, for approximately $83 million. As discussed below, we also purchased preferred shares of Neowiz which we classified in other assets on our Consolidated Balance Sheets.

In February 2005, we purchased approximately 19.9 percent of the then-outstanding ordinary shares (representing approximately 18 percent of the voting rights at the time) of Ubisoft Entertainment (“Ubisoft”) for $91 million. As of March 31, 2007, we owned approximately 15 percent of the outstanding shares of Ubisoft (representing approximately 14 percent of the voting rights). As of March 31, 2008, we owned approximately 15 percent of the outstanding shares of Ubisoft (representing approximately 24 percent of the voting rights). Our Ubisoft investment is accounted for as available-for-sale under the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, as amended, and not under the equity method of accounting, because we do not have the ability to exercise significant influence over Ubisoft.

During fiscal 2008, we recognized an impairment charge of $81 million with respect to our investment in The9 and $28 million with respect to our Neowiz common shares. Both The9 and Neowiz are publicly traded companies and due to various factors, including the extent and duration during which the market price had been below cost, we concluded the decline in value was other-than-temporary as defined by SFAS No. 115, as amended. The $109 million impairment is included in losses on strategic investments on our Consolidated Statements of Operations.

As of March 31, 2008, we had gross unrealized gains of $501 million and gross unrealized losses of $4 million in our marketable security investments. Based on our review, we do not consider the investments with gross unrealized losses to be other-than-temporarily impaired as of March 31, 2008. We evaluate our investments for impairment quarterly. If we conclude that an investment is other-than-temporarily impaired, we will recognize an impairment charge in income at that time. During fiscal 2007 and 2006, no other-than-temporary impairment charges were recognized.

We did not have any realized gains or losses from the sale of marketable equity securities for the years ended March 31, 2008 and 2007. Realized gains from the sale of marketable equity securities were $1 million for the year ended March 31, 2006.

(d)	Other Investments Included in Other Assets

In April 2007, we also purchased all of the then-outstanding non-voting preferred shares of Neowiz for approximately $27 million and have included it in other assets in our Consolidated Balance Sheets. The preferred shares became convertible at our option into approximately 4 percent of the outstanding voting common shares of Neowiz in April 2008. We account for our investment in Neowiz under the cost method as prescribed by APB No. 18, as amended, “The Equity Method of Accounting for Investments in Common Stock”.

During fiscal 2008, we recognized an impairment charge of $9 million with respect to our Neowiz preferred stock. Due to various factors, including the extent and duration during which the fair value had been below cost, we concluded the decline in value was other-than-temporary as defined by APB No. 18, as amended. The $9 million impairment is included in losses on strategic investments on our Consolidated Statements of Operations.

During fiscal 2007 and 2006, no other-than-temporary impairment in other investments were recognized.

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

We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency option contracts, generally with maturities of 15 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. In addition, we utilize foreign exchange forward contracts to mitigate foreign currency exchange rate risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of approximately three months or less and are transacted near month-end. At quarter end, the fair value of the forward contracts generally is not significant. We do not use foreign currency option or foreign exchange forward contracts for speculative or trading purposes.

(a)	Cash Flow Hedging Activities

Our foreign currency option contracts are designated and qualify as cash flow hedges under SFAS No. 133. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression as well as other timing and probability criteria required by SFAS No. 133. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in fair value of these hedges is subsequently reclassified into net revenue or operating expenses, as appropriate, in the period when the forecasted transaction is recognized in the Consolidated Statements of Operations. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net in our Consolidated Statements of Operations. The effective portion of hedges recognized in accumulated other comprehensive income at the end of each year will be reclassified to earnings within 12 months.

The following table summarizes the activity in accumulated other comprehensive income, net of related taxes, with regard to the changes in fair value of derivative instruments, for fiscal 2008 and 2007 (in millions):

	Year Ended March 31,
	2008	2007

Beginning balance of unrealized gains (losses), net, on derivative instruments	$—	$—
Change in unrealized gains (losses), net, on derivative instruments	(5)	(4)
Reclassification adjustment for (gains) losses, realized on derivative instruments to net income (loss), net:
Net revenue	3	3
Operating expenses	(2)	1
Tax expense	1	—

Ending balance of unrealized gains (losses), net, on derivative instruments	$(3)	$—

Hedging ineffectiveness for the years ended March 31, 2008, 2007 and 2006 was not significant.

(b)	Balance Sheet Hedging Activities

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

VG Holding Corp.

On January 4, 2008, we acquired all of the outstanding shares of VG Holding Corp. (“VGH”), owner of both Bioware Corp. and Pandemic Studios, LLC, which create action, adventure and role-playing games. BioWare and Pandemic Studios are located in Edmonton, Canada; Los Angeles, California; Austin, Texas; and Brisbane, Australia. This acquisition positions us for further growth in role-playing, action and adventure genres. We paid approximately $2 per share to the stockholders of VGH and assumed all outstanding stock options for an aggregate purchase price of $682 million, including transaction costs. Separate from the purchase price and prior to January 4, 2008, we loaned VGH $30 million. The following table summarizes the estimated fair values of assets acquired and liabilities assumed in connection with our acquisition of VGH for the fiscal year ended March 31, 2008 (in millions):

Current assets	$68
Property and equipment, net	8
Acquired in-process technology	138
Goodwill	414
Finite-lived intangibles	114
Long-term deferred taxes	9
Other liabilities	(69)

Total purchase price	$682

The results of operations of VGH and the estimated fair market values of the acquired assets and assumed liabilities have been included in our Consolidated Financial Statements since the date of acquisition.

Except for acquired in-process technology, which is discussed below, acquired finite-lived intangible assets are being amortized on a straight-line basis over their estimated lives ranging from three to five years. The intangible assets that make up that amount as of the date of the acquisition include:

	Gross Carrying	Weighted-Average
	Amount	Useful Life
	(in millions)	(Years)

Developed and Core Technology	$51	4
Trade Names and Trademarks	41	5
Other Intangibles	22	3

Total Finite-Lived Intangibles	$114	4

Approximately $47 million of the goodwill recognized upon acquisition is deductible for tax purposes.

In connection with our acquisition of VGH, we incurred acquired in-process technology charges of $138 million in relation to game software that had not reached technical feasibility as of the date of acquisition. The fair value of VGH’s products under development was determined using the income approach, which discounts expected future cash flows from the acquired in-process technology to present value. The discount rates used in the present value calculations were derived from a weighted average cost of capital of 17 percent. Should the in-process software not be successfully completed, completed at a higher cost, or the development efforts go beyond the timeframe estimated by management, we will not receive the full benefits anticipated from the acquisition. Benefits from the development efforts are expected to commence in fiscal years 2009 through 2011.

The following table sets forth the estimated percent completion, the estimated cost to complete, and the value assigned to each project we acquired that is included in in-process research and development (in millions):

	Estimated	Estimated
	Percent	Cost to	Value
Project	Completion	Complete	Assigned

A	22%	$103	$30
B	14%	62	10
C	76%	8	26
D	51%	68	72

			$138

Project D is an aggregation of projects with each less than $30 million in total costs.

The following table reflects unaudited pro forma combined results of operations of Electronic Arts and VGH as if the acquisition had taken place at the beginning of each respective year and after giving effect to purchase accounting adjustments (in millions, except per share data):

	Year Ended March 31,
	2008	2007
	(Unaudited)

Net revenue	$3,672	$3,115
Net loss	(592)	(114)
Net loss per share:
Basic and Diluted	(1.89)	(0.37)

In management’s opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of each respective year or of future operations of the combined companies under the ownership and management of Electronic Arts.

Digital Illusions C.E.

The following table summarizes the estimated fair values of the remaining minority interest acquired for the fiscal year ended March 31, 2007 and the fair values of assets acquired and liabilities assumed for the fiscal years ended March 31, 2006 and 2005, in connection with the acquisition of Digital Illusions C.E. (“DICE”) (in millions):

	Year Ended March 31,
	2007	2006	2005	Total

Current assets	$—	$—	$35	$35
Property and equipment, net	—	1	1	2
Acquired in-process technology	1	—	4	5
Goodwill	19	5	31	55
Finite-lived intangibles	3	1	1	5
Liabilities	—	—	(9)	(9)
Minority interest	8	3	(11)	—

Total purchase price	$31	$10	$52	$93

Based in Sweden, DICE develops games for PCs and video game consoles. This acquisition positions us for further growth in the PC and video game console market. In 2003 we acquired (1) approximately 1,911,403 shares of Class B common stock representing a 19 percent equity interest in DICE, and (2) a warrant to acquire an additional 2,327,602 shares of to-be-issued Class A common stock at an exercise price of SEK 43.23. Prior to our tender offer in the fourth quarter of fiscal 2005, we accounted for our Class B common stock investment in DICE under the equity method of accounting, as prescribed by APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Separately, the warrant was recognized at a cost of $5 million as of March 31, 2006 and was included in other assets in our Consolidated Balance Sheets.

On January 27, 2005, we completed a tender offer for 3,235,053 shares of Class A common stock at a price of SEK 61 per share, representing 32 percent of the outstanding Class A common stock of DICE. During the tender offer period and through the end of fiscal 2005, we acquired, through open market purchases at an average price of SEK 60.33, an additional 1,190,658 shares of Class A common stock, representing approximately 12 percent of the outstanding Class A common stock of DICE. During the first three months and last two weeks of fiscal 2006, we acquired, through open market purchases at an average price of SEK 63.07, an additional 1,071,152 shares of Class A common stock, representing approximately 10 percent of the outstanding Class A common stock of DICE. Accordingly, on a cumulative basis as of March 31, 2006, we owned approximately 73 percent of DICE on an undiluted basis (excluding the warrant discussed above). As a result, we have included the assets, liabilities and results of operations of DICE in our Consolidated Financial Statements since January 27, 2005. The percent of DICE stock that we did not own was reflected as minority interest on our Consolidated Financial Statements from January 27, 2005 until the acquisition date of the remaining minority interest in October 2006. DICE’s products were primarily sold through co-publishing agreements with us and our transactions with DICE were recorded on an arm’s-length basis.

In October 2006, the remaining minority interest in DICE was acquired for a total of $27 million in cash, including transaction costs. In connection with the acquisition of the remaining minority interest of DICE, the warrant was reclassified to goodwill for this wholly owned subsidiary.

Except for acquired in-process technology, which is discussed below, acquired finite-lived intangible assets are being amortized on a straight-line basis over their estimated lives ranging from one to four years. The intangible assets that make up that amount include:

	Gross Carrying	Weighted-Average
	Amount	Useful Life
	(in millions)	(in years)

Developed and Core Technology	$3	2
Trade Name	2	4

Total Finite-Lived Intangibles	$5	3

None of the goodwill recognized upon acquisition is deductible for tax purposes.

The acquired in-process technology was expensed in our Consolidated Statements of Operations upon consummation of the acquisition, and in each period we increased our ownership percentage.

Mythic Entertainment, Inc.

On July 24, 2006, we acquired all outstanding shares of Mythic Entertainment, Inc. for an aggregate purchase price of $76 million in cash, including transaction costs. Based in Fairfax, Virginia, Mythic is a developer and publisher of massively multiplayer online role-playing games. This acquisition positions us for further growth in the massively multiplayer online role-playing games market. The results of operations of Mythic and the estimated fair market values of the acquired assets and assumed liabilities have been included in our Consolidated Financial Statements since the date of acquisition. The following table summarizes the estimated fair values of assets acquired and liabilities assumed in connection with our acquisition of Mythic for the fiscal year ended March 31, 2007 (in millions):

Current assets	$15
Other long-term assets	2
Acquired in-process technology	2
Goodwill	62
Finite-lived intangibles	22
Liabilities	(27)

Total purchase price	$76

Except for acquired in-process technology, which is discussed below, acquired finite-lived intangible assets are being amortized on a straight-line basis over their estimated lives ranging from three to five years. The intangible assets that make up that amount as of the date of the acquisition include:

	Gross Carrying	Weighted-Average
	Amount	Useful Life
	(in millions)	(in years)

Developed and Core Technology	$15	4
Trade Name	6	5
Subscribers and Other Intangibles	1	5

Total Finite-Lived Intangibles	$22	4

None of the goodwill recognized upon acquisition is deductible for tax purposes. We expensed $2 million of acquired in-process technology in our Consolidated Statements of Operations upon consummation of the acquisition.

JAMDAT Mobile Inc.

On February 15, 2006, we acquired all of the outstanding shares of JAMDAT Mobile Inc. Based in Los Angeles, California, JAMDAT was a global publisher of wireless games and other wireless entertainment applications. This acquisition positions us for further growth in the mobile entertainment market. We paid $27 per share in cash in exchange for each share of JAMDAT common stock and assumed outstanding stock options and restricted stock units under certain JAMDAT equity plans for an aggregate purchase price of $684 million, including transaction costs. The following table summarizes the estimated fair values of assets acquired and liabilities assumed in connection with our acquisition of JAMDAT for the fiscal year ended March 31, 2006 and the subsequent adjustment to the purchase price allocation for the fiscal 2008 and 2007 (in millions):

Current assets	$52
Property and equipment, net	2
Acquired in-process technology	7
Goodwill	490
Finite-lived intangibles	212
Deferred income tax liabilities	(45)
Other liabilities	(34)

Total purchase price	$684

Prior to our acquisition of JAMDAT, on April 20, 2005, JAMDAT entered into a purchase agreement with the shareholders of Blue Lava Wireless, LLC (“Blue Lava”). In connection with JAMDAT’s acquisition of Blue Lava, JAMDAT stock was placed in escrow to satisfy certain indemnification provisions under the Blue Lava purchase agreement. Upon completion of our acquisition of JAMDAT, we assumed JAMDAT’s contingent liability and replaced the JAMDAT stock in escrow with $27 million in cash, also placed in escrow. The $27 million is included in our purchase price of JAMDAT as a pre-acquisition contingency. We were required to pay $9 million on each of the three anniversaries of the Blue Lava acquisition, beginning on April 20, 2006, less any claims we may have pursuant to the indemnification provisions of the Blue Lava purchase agreement. In April 2008, 2007 and 2006, we made payments of approximately $9 million in each period, thereby completing our payment of $27 million to Blue Lava.

The results of operations of JAMDAT and the estimated fair market values of the acquired assets and assumed liabilities have been included in our Consolidated Financial Statements since the date of acquisition.

Except for acquired in-process technology, which is discussed below, acquired finite-lived intangible assets are being amortized on a straight-line basis over their estimated lives ranging from two to twelve years. The intangible assets that make up that amount as of the date of the acquisition include:

	Gross Carrying	Weighted-Average
	Amount	Useful Life
	(in millions)	(Years)

Developed and Core Technology	$122	10
Carrier Contracts and Related	85	5
Other Intangibles	5	3

Total Finite-Lived Intangibles	$212	8

Substantially none of the goodwill recognized upon acquisition is deductible for tax purposes. We expensed $7 million of acquired in-process technology in our Consolidated Statement of Operations upon consummation of the acquisition.

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill information is as follows (in millions):

	Year Ended March 31,
	2008	2007

Goodwill — beginning of year	$734	$647
Acquired	414	87
Effects of Foreign Currency Translation	4	—

Goodwill — end of year	$1,152	$734

SFAS No. 142, “Goodwill and Other Intangible Assets” requires that purchased goodwill and indefinite-lived intangibles not be amortized. Rather, goodwill and indefinite-lived intangible assets are subject to at least an annual assessment for impairment by applying a fair-value-based test.

SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit. Our reporting units are determined by the components that constitute a business for which both (1) discreet financial information is available and (2) management of the reporting unit regularly reviews the operating results of that component. The first step tests for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. We completed the first step of the annual goodwill impairment testing in the fourth quarter of fiscal 2008 and found no indicators of impairment of our recorded goodwill. We did not recognize an impairment loss on goodwill in fiscal 2008, 2007 or 2006.

Finite-lived intangible assets, net of accumulated amortization, as of March 31, 2008 and 2007, were $265 million and $210 million, respectively, and include costs for obtaining (1) developed technologies, (2) carrier contracts and related, (3) trade names, and (4) subscribers and other intangibles. Amortization of intangibles for fiscal 2008, 2007 and 2006 was $60 million (of which $26 million was recognized in cost of goods sold), $54 million (of which $27 million was recognized in cost of goods sold) and $16 million (of which $9 million was recognized in cost of goods sold), respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to twelve years. As of March 31, 2008 and 2007, the weighted-average remaining useful life for finite-lived intangible assets was approximately 5.2 years and 6.3 years, respectively.

Finite-lived intangibles consisted of the following (in millions):

	As of March 31, 2008			As of March 31, 2007
	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles,	Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net	Amount	Amortization	Net

Developed and Core Technology	$234	$(95)	$139	$183	$(62)	$121
Carrier Contracts and Related	85	(36)	49	85	(19)	66
Trade Name	86	(30)	56	44	(24)	20
Subscribers and Other Intangibles	38	(17)	21	16	(13)	3

Total	$443	$(178)	$265	$328	$(118)	$210

As of March 31, 2008, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2009	$69
2010	62
2011	55
2012	27
2013	14
Thereafter	38

Total	$265

(6)	RESTRUCTURING CHARGES

Restructuring information was as follows (in millions):

				Fiscal 2006 International
	Fiscal 2008 Reorganization			Publishing Reorganization			Other Restructurings
		Facilities-			Facilities-			Facilities-
	Workforce	related	Other	Workforce	related	Other	Workforce	related	Total

Balances as of March 31, 2005	$—	$—	$—	$—	$—	$—	$—	$10	$10
Charges to operations	—	—	—	3	8	3	10	—	24
Charges utilized in cash	—	—	—	(2)	—	(1)	(7)	(5)	(15)
Adjustments to operations	—	—	—	—	—	—	—	2	2

Balances as of March 31, 2006	—	—	—	1	8	2	3	7	21
Charges to operations	—	—	—	10	1	4	—	—	15
Charges utilized in cash	—	—	—	(11)	—	(5)	(3)	(7)	(26)

Balances as of March 31, 2007	—	—	—	—	9	1	—	—	10
Charges to operations	12	58	27	6	—	—	—	—	103
Charges utilized in cash	(11)	(3)	(22)	(6)	—	(1)	—	—	(43)
Charges utilized in non-cash	—	(55)	(1)	—	—	—	—	—	(56)

Balances as of March 31, 2008	$1	$—	$4	$—	$9	$—	$—	$—	$14

Fiscal 2008 Reorganization

In June 2007, we announced a plan to reorganize our business into several new divisions, including four new “Labels”: EA SPORTS, EA Games, EA Casual Entertainment and The Sims. Each Label operates with dedicated studio and product marketing teams focused on consumer-driven priorities. The new structure is designed to streamline decision-making, improve global focus, and speed new ideas to the market. In October 2007, our Board of Directors approved a plan of reorganization (“fiscal 2008 reorganization plan”) in connection with the reorganization of our business into four new Labels.

Since the inception of the fiscal 2008 reorganization plan through March 31, 2008, we incurred charges of $97 million, of which (1) $12 million were employee-related expenses, (2) $58 million related to the closure of our Chertsey, England and Chicago, Illinois facilities which included asset impairment and lease termination costs, and (3) $27 million related to other costs including other contract terminations as well as IT and consulting costs to assist in the reorganization of our business support functions. During the fourth quarter of fiscal 2008, we completed the closure of our Chertsey facility and consolidated our local operations and employees into our Guildford, England facility. Over the next 18 months, we expect to continue to incur IT and consulting costs to assist in the reorganization of our business support functions. The restructuring accrual of $5 million related to our fiscal 2008 reorganization as of March 31, 2008 is expected to be utilized by

June 30, 2008. This accrual is included in other accrued expenses presented in Note 8 of the Notes to Consolidated Financial Statements.

During fiscal 2008, we commenced marketing our facility in Chertsey, England for sale. Our reorganization charges include $50 million to write our Chertsey facility down to its estimated fair value (less costs to sell the property). We also reclassified the estimated fair value of the Chertsey facility from property and equipment, net, to other current assets as an asset held for sale on our Consolidated Balance Sheet.

In fiscal 2009, we anticipate incurring approximately $20 million of restructuring charges related to the fiscal 2008 reorganization. Overall, including charges incurred through March 31, 2008, we expect to incur cash and non-cash charges between $115 million and $125 million by fiscal 2010. These charges will consist primarily of employee-related costs (approximately $10 million), facility exit costs (approximately $60 million), as well as other reorganization costs including other contract terminations and IT and consulting costs to assist in the reorganization of our business support functions (approximately $50 million).

Fiscal 2006 International Publishing Reorganization

In November 2005, we announced plans to establish an international publishing headquarters in Geneva, Switzerland. Through the quarter ended September 30, 2006, we relocated certain employees to our new facility in Geneva, closed certain facilities in the United Kingdom, and made other related changes in our international publishing business.

Since the inception of the restructuring plan, through March 31, 2008, we have incurred restructuring charges of approximately $35 million, of which $19 million was for employee-related expenses, $9 million for the closure of certain United Kingdom facilities, and $7 million in other costs. The restructuring accrual of $9 million related to our fiscal 2006 international publishing reorganization as of March 31, 2008 is expected to be utilized by March 2017. This accrual is included in other accrued expenses presented in Note 8 of the Notes to Consolidated Financial Statements.

In connection with our fiscal 2006 international publishing reorganization, in fiscal 2009, we expect to incur approximately $5 million of restructuring charges. Overall, including charges incurred through March 31, 2008, we expect to incur between $50 million and $55 million of restructuring charges in connection with our fiscal 2006 international publishing reorganization, substantially all of which will result in cash expenditures by 2017. These restructuring charges will consist primarily of employee-related relocation assistance (approximately $30 million), facility exit costs (approximately $15 million), as well as other reorganization costs (approximately $7 million).

Other Restructurings

We engaged in various restructurings based on management decisions. As of March 31, 2008, all $44 million in cash had been paid out under these restructuring plans.

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

Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of March 31, 2008 and 2007, approximately $10 million and $9 million, respectively, of minimum guaranteed royalty obligations had been recognized and are included in the royalty-related assets and liabilities tables below.

Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. During fiscal 2008 and 2006, we recognized impairment charges of $4 million and $16 million, respectively. We had no impairment charges during fiscal 2007.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of March 31,
	2008	2007

Other current assets	$54	$69
Other assets	62	40

Royalty-related assets	$116	$109

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

	As of March 31,
	2008	2007

Accrued and other current liabilities	$200	$91
Other liabilities	3	3

Royalty-related liabilities	$203	$94

In addition, as of March 31, 2008, we were committed to pay approximately $1,540 million to content licensors and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Consolidated Financial Statements. See Note 9 of the Notes to Consolidated Financial Statements.

(8)	BALANCE SHEET DETAILS

(a)	Inventories

Inventories as of March 31, 2008 and 2007 consisted of (in millions):

	As of March 31,
	2008	2007

Raw materials and work in process	$4	$1
In-transit inventory	43	—
Finished goods	121	61

Inventories	$168	$62

(b)	Property and Equipment, Net

Property and equipment, net, as of March 31, 2008 and 2007 consisted of (in millions):

	As of March 31,
	2008	2007

Computer equipment and software	$643	$555
Buildings	151	194
Leasehold improvements	131	110
Office equipment, furniture and fixtures	77	70
Land	11	65
Warehouse equipment and other	11	10
Construction in progress	14	10

	1,038	1,014
Less accumulated depreciation	(642)	(530)

Property and equipment, net	$396	$484

During the three months ended December 31, 2007, we commenced marketing our facility in Chertsey, England for sale. Therefore, we reclassified the estimated fair value of the Chertsey facility from property and equipment, net, to other current assets as an asset held for sale on our Consolidated Balance Sheet.

Depreciation expense associated with property and equipment amounted to $126 million, $113 million and $79 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

(c)	Accrued and Other Current Liabilities

Accrued and other current liabilities as of March 31, 2008 and 2007 consisted of (in millions):

	As of March 31,
	2008	2007

Accrued royalties	$200	$91
Other accrued expenses	199	175
Accrued compensation and benefits	189	206
Deferred net revenue (other)	73	58
Accrued income taxes	22	284

Accrued and other current liabilities	$683	$814

Deferred net revenue (other), includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements and other revenue for which revenue recognition criteria has not been met.

(d)	Deferred Net Revenue (Packaged Goods and Digital Content)

Deferred net revenue (packaged goods and digital content), was $387 million as of March 31, 2008 and $32 million as of March 31, 2007. Deferred net revenue (packaged goods and digital content), includes the deferral of (1) the total net revenue from the sale of certain online-enabled packaged goods and PC digital downloads for which we do not have VSOE for the online service we provide in connection with the sale of the software, and (2) revenue from the sale of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions”. We recognize revenue from sales of online-enabled software products for which we do not have VSOE for the online service on a straight-line basis over an estimated six month period beginning in the month after shipment. In addition, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

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

On May 26, 2006, the lessor extended its loan financing underlying the Phase One Lease with its lenders through July 2007, and on May 14, 2007, the lenders extended this financing again for an additional year through July 2008. On April 14, 2008, the lenders extended the financing for another year through July 2009. At any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement. We account for the Phase One Lease arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended.

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

On May 26, 2006, the lessor extended the Phase Two Lease through July 2009 subject to early termination in the event the underlying loan financing between the lessor and its lenders is not extended. Concurrently with the extension of the lease, the lessor extended the loan financing underlying the Phase Two Lease with its lenders through July 2007. On May 14, 2007, the lenders extended this financing again for an additional year through July 2008. On April 14, 2008, the lenders extended the financing for another year through July 2009. At any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement. We account for the Phase Two Lease arrangement as an operating lease in accordance with SFAS No. 13, as amended.

We believe that, as of March 31, 2008, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.

The two lease agreements with Keybank National Association described above require us to maintain certain financial covenants as shown below, all of which we were in compliance with as of March 31, 2008.

			Actual as of
Financial Covenants	Requirement		March 31, 2008

Consolidated Net Worth (in millions)	equal to or greater than	$2,430	$4,339
Fixed Charge Coverage Ratio	equal to or greater than	3.00	3.88
Total Consolidated Debt to Capital	equal to or less than	60%	5.4%
Quick Ratio — Q1 & Q2	equal to or greater than	1.00	N/A
Q3 & Q4	equal to or greater than	1.75	7.71

In February 2006, we entered into an agreement with an independent third party to lease a facility in Guildford, Surrey, United Kingdom, which commenced in June 2006 and will expire in May 2016. The facility comprises a total of approximately 95,000 square feet, which we use for administrative, sales and development functions. Our rental obligation under this agreement is approximately $33 million over the initial ten-year term of the lease.

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

In July 2003, we entered into a lease agreement with an independent third party (the “Landlord”) for a studio facility in Los Angeles, California, which commenced in October 2003 and expires in September 2013 with two five-year options to extend the lease term. Additionally, we have options to purchase the property after five and ten years based on the fair market value of the property at the date of sale, a right of first offer to purchase the property upon terms offered by the Landlord, and a right to share in the profits from a sale of the property. Existing campus facilities comprise a total of 243,000 square feet and provide space for research and development functions. Our rental obligation under this agreement is $50 million over the initial ten-year term of the lease. This commitment is offset by expected sublease income of $6 million for a sublease to an affiliate of the Landlord of 18,000 square feet of the Los Angeles facility, which commenced in October 2003 and expires in September 2013, with options of early termination by either party after October 2008.

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

The following table summarizes our minimum contractual obligations and commercial commitments as of March 31, 2008 (in millions):

				Commercial
	Contractual Obligations			Commitments
		Developer/		Letter of Credit,
Fiscal Year		Licensor		Bank and
Ending March 31,	Leases(1)	Commitments(2)	Marketing	Other Guarantees	Total

2009	$62	$176	$66	$6	$310
2010	50	183	42	—	275
2011	40	298	38	—	376
2012	33	147	38	—	218
2013	26	134	38	—	198
Thereafter	53	612	155	—	820

Total	$264	$1,550	$377	$6	$2,197

(1)	Lease commitments include contractual rental commitments of $13 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported on our Consolidated Balance Sheets as of March 31, 2008. See Note 6 of the Notes to Consolidated Financial Statements.

(2)	Developer/licensor commitments include $10 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Consolidated Balance Sheets as of March 31, 2008 because payment is not contingent upon performance by the developer or licensor.

The amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Consolidated Financial Statements.

In addition to what is included in the table above, as discussed in Note 10 of the Notes to Consolidated Financial Statements, we have adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. As of March 31, 2008, we had

a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $360 million, of which approximately $41 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Total rent expense for all operating leases was $94 million, $88 million and $59 million, for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

Legal proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our consolidated financial position or results of operations.

Director Indemnity Agreements

We entered into indemnification agreements with each of the members of our Board of Directors at the time they joined the Board to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued or charged as a result of their service as members of our Board of Directors.

(10)	INCOME TAXES

The components of the provision (benefit) for income taxes are as follows (in millions):

	Year Ended March 31,
	2008	2007	2006

Domestic	$(353)	$31	$200
Foreign	(154)	107	189

Income (loss) before provision for income taxes and minority interest	$(507)	$138	$389

Income tax expense (benefit) for the fiscal years ended March 31, 2008, 2007 and 2006 consisted of (in millions):

	Current	Deferred	Total

Year Ended March 31, 2008
Federal	$(28)	$(43)	$(71)
State	(1)	(21)	(22)
Foreign	46	(6)	40

	$17	$(70)	$(53)

Year Ended March 31, 2007
Federal	$98	$(31)	$67
State	4	(22)	(18)
Foreign	14	3	17

	$116	$(50)	$66

Year Ended March 31, 2006
Federal	$91	$17	$108
State	13	2	15
Foreign	32	(8)	24

	$136	$11	$147

The differences between the statutory income tax rate and our effective tax expense (benefit) rate, expressed as a percentage of income (loss) before provision for income tax expense (benefit) and minority interest, for the years ended March 31, 2008, 2007 and 2006 were as follows:

	Year Ended March 31,
	2008		2007		2006

Statutory federal tax expense (benefit) rate	(35.0%	)	35.0%		35.0%
State taxes, net of federal benefit	(2.7%	)	(0.7%	)	0.8%
Differences between statutory rate and foreign effective tax rate	1.9%		(8.6%	)	(4.9%	)
Research and development credits	(1.5%	)	(3.0%	)	(0.2%	)
Resolution of tax-related matters with tax authorities	—		(0.2%	)	(6.1%	)
Non-deductible acquisition-related costs and tax expense from integration restructurings	9.5%		7.2%		8.7%
Non-deductible losses on strategic investments	8.2%		—		—
Loss on facility impairment	3.5%		—		—
Jobs Act, including state taxes	—		—		4.3%
Non-deductible stock-based compensation	5.5%		15.5%		—
Other	0.3%		3.0%		—

Effective tax expense (benefit) rate	(10.3%	)	48.2%		37.6%

Undistributed earnings of our foreign subsidiaries amounted to approximately $1.3 billion as of March 31, 2008. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The components of the deferred tax assets, net, as of March 31, 2008 and 2007 consisted of (in millions):

	As of March 31,
	2008	2007

Deferred tax assets:
Accruals, reserves and other expenses	$187	$101
Tax credit carryforwards	109	60
Equity compensation	50	25
Net operating loss & capital loss carryforwards	78	8

Total	424	194
Valuation allowance	(22)	(5)

Deferred tax asset net of valuation allowance	402	189

Deferred tax liabilities:
Depreciation	(41)	(41)
Amortization	(20)	(21)
State effect on federal taxes	(34)	(23)
Unrealized gain on marketable equity securities	(3)	—
Prepaids and other liabilities	(5)	(3)

Total	(103)	(88)

Deferred tax asset, net	$299	$101

As of March 31, 2008, deferred tax assets, net, of $145 million were classified as current assets, $164 million were classified as non-current assets and deferred tax liabilities, net, of $5 million were classified as current liabilities, $5 million were classified as non-current liabilities. As of March 31, 2007, deferred tax assets, net, of $84 million were classified as current assets, $25 million were classified as non-current assets and deferred tax liabilities, net, of $8 million were classified as non-current liabilities.

The net deferred tax asset valuation allowance was $22 million at March 29, 2008 and $5 million at March 31, 2007. Of the $22 million total valuation allowance, approximately $3 million is attributable to acquisition-related assets, the benefit of which will reduce goodwill when and if realized. The valuation allowance increased by $17 million in fiscal year 2008, primarily due to the loss on the impairment of our facility in Chertsey, England.

As of March 31, 2008, we have net operating loss (“NOL”) carryforwards attributable to various acquired companies of approximately $149 million. These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized. The federal NOL if not fully realized, will expire beginning 2026 through 2028. Furthermore, we have state net loss carryforwards of approximately $328 million of which approximately $135 million is attributable to various acquired companies. The state NOL if not fully realized, will expire beginning 2016 through 2018. We also have U.S. federal and California tax credit carryforwards of $43 million and $66 million respectively. The U.S. tax credit carryforwards will expire at various dates beginning in 2015 through 2028. The California tax credit carryforwards can be carried forward indefinitely.

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

In February 2006, the FASB issued FIN No. 48 that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. On May 2, 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, which amended FIN No. 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We adopted FIN No. 48 and FSP FIN 48-1 on April 1, 2007, and recognized the cumulative effect of a change in accounting principle by recognizing a decrease in the liability for unrecognized tax benefits of $18 million, with a corresponding increase to beginning retained earnings. We also recognized an additional decrease in the liability for unrecognized tax benefits of $14 million with a corresponding increase in beginning paid-in capital related to the tax benefits of employee stock options. In our second quarter of fiscal 2008, we increased the beginning retained earnings by approximately $1 million to reflect an immaterial revision to the cumulative effect of the adoption of FIN No. 48.

The total liability for gross unrecognized tax benefits included in our Consolidated Balance Sheet as of April 1, 2007 was $283 million. The liability for gross unrecognized tax benefits increased by approximately $29 million during the current year to a total liability as of March 31, 2008 of $312 million. Of these amounts, $41 million of liabilities would be offset by prior cash deposits to tax authorities for issues pending resolution. A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):

Balance as of April 1, 2007	$283
Increases in unrecognized tax benefits related to prior year tax positions	10
Decreases in unrecognized tax benefits related to prior year tax positions	(9)
Increases in unrecognized tax benefits related to current year tax positions	23
Decreases in unrecognized tax benefits related to settlements with taxing authorities	—
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(2)
Changes in unrecognized tax benefits due to foreign currency translation	7

Balance as of March 31, 2008	$312

As of March 31, 2008, approximately $257 million of the unrecognized tax benefits would affect our effective tax rate, as compared to $239 million as of April 1, 2007, if recognized upon resolution of the uncertain tax positions.

Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Consolidated Statements of Operations. The combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $55 million as of March 31, 2008, as compared to $42 million as of April 1,2007. Approximately $13 million of accrued interest expense related to estimated obligations for unrecognized tax benefits was recognized during fiscal 2008.

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

We file income tax returns in the United States, including various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions, including Canada, France, Germany, Switzerland and the United Kingdom. The Internal Revenue Service (“IRS”) has completed its examination of our federal income tax returns through fiscal year 2003. As of March 31, 2008, the IRS had proposed, and we had agreed to, certain adjustments to our tax returns. The effects of these adjustments have been considered in estimating our future obligations for unrecognized tax benefits and are not expected to have a material impact on our financial position or results of operations. As of March 31, 2008, we had not agreed to certain other proposed adjustments for fiscal years 1997 through 2003, and those issues were pending resolution by the Appeals section of the IRS. Furthermore, the IRS has commenced an examination of our fiscal year 2004 and 2005 tax returns. We are also under income tax examination in Canada for fiscal years 2004 and 2005. We remain subject to income tax examination in Canada for fiscal years after 1999, in France, Germany, and the United Kingdom for fiscal years after 2003, and in Switzerland for fiscal years after 2006.

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

(11)	PREFERRED STOCK

As of March 31, 2008 and 2007, we had 10,000,000 shares of preferred stock authorized but unissued. The rights, preferences, and restrictions of the preferred stock may be designated by our Board of Directors without further action by our stockholders.

(12)	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Adoption of SFAS No. 123(R)

We adopted SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”, as of April 1, 2006 and have applied the provisions of SAB No. 107, “Share-Based Payment”, to our adoption of SFAS No. 123(R). We are required to estimate the fair value of share-based payment awards on the date of grant. Upon adoption of SFAS No. 123(R), we elected to use the modified prospective transition method of adoption which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. Accordingly, prior periods are not restated for the effect of SFAS No. 123(R).

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

Valuation and Expense Recognition.  We recognize compensation costs for stock-based payment transactions to employees based on their grant-date fair value over the service period for which such awards are expected to vest. The fair value of restricted stock units is determined based on the quoted price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our employee stock purchase plan is determined using the Black-Scholes valuation model. The determination of fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the Black-Scholes valuation calculation:

•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•	Expected volatility. We use a combination of historical stock price volatility and implied volatility computed based on the price of options publicly traded on our common stock for our expected volatility assumption.

•	Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

•	Expected dividends.

The assumptions used in the Black-Scholes valuation model to value our option grants and employee stock purchase plan were as follows:

	Stock Option Grants		Employee Stock Purchase Plan
	Year Ended March 31,		Year Ended March 31,
	2008	2007	2008	2007

Risk-free interest rate	1.8 - 5.1%	4.5 - 5.1%	1.7 - 4.2%	3.7 - 5.1%
Expected volatility	31 - 37%	31 - 46%	32 - 35%	28 - 36%
Weighted-average volatility	33%	35%	34%	33%
Expected term	4.4 years	4.2 years	6-12 months	6-12 months
Expected dividends	None	None	None	None

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

Employee stock-based compensation expense recognized during the fiscal years ended March 31, 2008 and 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and our employee stock purchase plan included in our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2008	2007	2006

Cost of goods sold	$2	$2	$—
Marketing and sales	19	17	—
General and administrative	38	37	1
Research and development	91	77	2

Stock-based compensation expense	150	133	3
Benefit from income taxes	(27)	(26)	(1)

Stock-based compensation expense, net of tax	$123	$107	$2

As of March 31, 2008, our total unrecognized compensation cost related to stock options was $186 million and is expected to be recognized over a weighted-average service period of 2.5 years. As of March 31, 2008, our total unrecognized compensation cost related to restricted stock and restricted stock units was $274 million and is expected to be recognized over a weighted-average service period of 2.4 years.

APIC Pool.  We elected to adopt the alternative transition method provided in FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”, for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R), which allows for a practical exception in calculating the additional paid-in capital pool (“APIC pool”) of excess tax benefits upon adoption that is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). For employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R), the alternative transition method provides a simplified method to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation. It also provides a simplified method to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows for the tax effects of employee stock-based compensation awards.

Cash Flow Impact.  Prior to our adoption of SFAS No. 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows along with other tax cash flows. SFAS No. 123(R) requires a classification change in the statement of cash flows. As a result, tax benefits relating to excess stock-based compensation deductions, which had been included in operating cash flow activities, are now presented as financing cash flow activities (total cash flows remain unchanged). For the fiscal year ended March 31, 2008, we recognized $45 million of tax benefit from the exercise of stock options, net of $6 million of deferred tax asset write-offs; of this amount, $51 million of excess tax benefit related to stock-based compensation was reported in financing activities. For the fiscal year ended March 31, 2007, we recognized $34 million of tax benefit from exercise of stock options reported in operating activities, net of $2 million of deferred tax asset write-offs; of this amount, $36 million of excess tax benefit related to stock-based compensation was reported in financing activities. For the fiscal year ended March 31, 2006, we recognized $133 million of tax benefit from exercise of stock options reported in operating activities.

Summary of Plans and Plan Activity

Equity Incentive Plans

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

We also have options outstanding that were granted under (1) the Criterion Software Limited Approved Share Option Scheme (the “Criterion Plan”), which we assumed in connection with our acquisition of Criterion, and (2) the JAMDAT Mobile Inc. Amended and Restated 2000 Stock Incentive Plan and the JAMDAT Mobile Inc. 2004 Equity Incentive Plan (collectively, the “JAMDAT Plans”), which we assumed in connection with our acquisition of JAMDAT. We also have options and restricted stock units outstanding under the VG Holding Corp. 2005 Stock Incentive Plan (the “VGH 2005 Plan”), which plan we assumed in connection with our acquisition of VGH.

In connection with our acquisition of VGH, we also established the 2007 Electronic Arts VGH Acquisition Inducement Award Plan (the “VGH Inducement Plan”), which allowed us to grant restricted stock units to service providers who were employees of VGH or a subsidiary of VGH immediately prior to the consummation of the acquisition and who became employees of EA following the acquisition. The restricted stock units granted under the VGH Inducement Plan vest pursuant to either (1) time-based vesting schedules over a period of up to four years, or (2) the achievement of pre-determined performance-based milestones, and in all cases are subject to earlier vesting in the event we terminate a recipient’s employment without “cause” or the recipient terminates employment for “good reason”. We do not intend to grant any further awards under the VGH Inducement Plan.

In addition, in connection with our acquisition of VGH, in exchange for outstanding stock options and restricted stock, we granted service-based non-interest bearing notes payable solely in shares of our common stock to certain employees of VGH who became employees of EA following the acquisition. These notes payable vest over a period of four years, subject to earlier vesting in the event we terminate a recipient’s employment without “cause” or the recipient terminates employment for “good reason”.

Options granted under the Equity Plan generally expire ten years from the date of grant and are generally exercisable as to 24 percent of the shares after 12 months, and then ratably over the following 38 months. All options granted under the Criterion Plan were exercisable as of March 31, 2005 and expire in January 2012. The material terms of options granted under the JAMDAT and VGH 2005 Plans are similar to our Equity Incentive Plan.

The following table summarizes our stock option activity for the fiscal year ended March 31, 2008:

		Weighted-
	Options	Average
	(in thousands)	Exercise Price

Outstanding as of March 31, 2007	35,864	$40.75
Activity for the fiscal year ended March 31, 2008:
Granted and Assumed(1)	8,131	47.50
Exercised	(5,471)	28.25
Forfeited, cancelled or expired	(2,447)	53.22

Outstanding as of March 31, 2008	36,077	43.32

(1)	Includes options to purchase approximately 1,150,000 shares of our common stock, which we assumed under the VGH 2005 Plan in connection with our acquisition of VGH.

Additional stock option-related information as of March 31, 2008:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (in years)	(in millions)

Vested and expected to vest	32,891	$42.54	5.9	$302
Exercisable	22,698	$38.42	4.8	$294

As of March 31, 2008, the weighted-average contractual term for our stock options outstanding was 6.2 years and the aggregate intrinsic value of our stock options outstanding was $305 million.

A total of 17 million shares were available for grant under our Equity Plan as of March 31, 2008, of which no more than 6 million shares were eligible for grant in the form of restricted stock or restricted stock units.

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.

The weighted-average grant-date fair value of stock options granted during fiscal years 2008, 2007 and 2006 was $16.85, $17.75 and $15.19, respectively. The total intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 was $144 million, $120 million and $199 million, respectively. The total estimated fair value (determined as of the grant date) of shares vested during fiscal years 2008, 2007 and 2006 was $82 million, $105 million and $150 million, respectively.

The following table summarizes outstanding and exercisable options as of March 31, 2008:

	Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-			Weighted-
	Number	Remaining	Average		Number	Average
Range of	of Shares	Contractual	Exercise	Potential	of Shares	Exercise	Potential
Exercise Prices	(in thousands)	Term (in years)	Price	Dilution	(in thousands)	Price	Dilution

$0.65-$19.99	2,173	1.21	$14.01	0.7%	2,172	$14.01	0.7%
20.00-29.99	5,984	3.42	25.79	1.9%	5,627	25.58	1.8%
30.00-39.99	4,221	4.47	31.77	1.3%	4,192	31.76	1.3%
40.00-49.99	9,843	7.65	48.16	3.1%	4,338	47.15	1.3%
50.00-59.99	11,279	7.76	53.59	3.5%	4,707	53.73	1.5%
60.00-65.93	2,577	6.76	64.25	0.8%	1,662	64.40	0.5%

$0.65-$65.93	36,077	6.16	43.32	11.3%	22,698	38.42	7.1%

Potential dilution is computed by dividing the options in the related range of exercise prices by 318 million shares of common stock, which were issued and outstanding as of March 31, 2008.

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

Restricted Stock Units and Restricted Stock

We grant restricted stock units and restricted stock (collectively referred to as “restricted stock rights”) under our Equity Plan to employees worldwide (except in certain countries where doing so is not feasible due to local legal requirements). Restricted stock units entitle holders to receive shares of common stock at the end of a specified period of time. Upon vesting, the equivalent number of common shares are typically issued net of required tax withholdings, if any. Restricted stock is issued and outstanding upon grant; however, restricted stock award holders are restricted from selling the shares until they vest. Upon vesting, we will typically withhold shares to satisfy tax withholding requirements. Restricted stock rights are subject to forfeiture and transfer restrictions. Vesting for restricted stock rights is based on the holders’ continued employment with us. If the vesting conditions are not met, unvested restricted stock rights will be forfeited. Generally, our restricted stock rights vest according to one of the following vesting schedules:

•	100 percent after one year;

•	Three-year vesting with 25 percent cliff vesting at the end of each of the first and second years, and 50 percent cliff vesting at the end of the third year;

•	Four-year vesting with 25 percent cliff vesting at the end of each year; or

•	26 Month vesting with 50 percent cliff vesting after 13 months and 50 percent after 26 months.

The following table summarizes our restricted stock rights activity, including the restricted stock units and notes payable in shares of common stock that we granted in connection with our acquisition of VGH, but exclude performance-based restricted stock unit grants discussed below, for the fiscal year ended March 31, 2008:

	Restricted Stock	Weighted-
	Rights	Average Grant
	(in thousands)	Date Fair Value

Balance as of March 31, 2007	2,134	$52.62
Activity for the fiscal year ended March 31, 2008:
Granted(1)	5,293	52.06
Vested	(597)	52.46
Forfeited or cancelled	(486)	51.99

Balance as of March 31, 2008	6,344	52.22

(1)	Includes (i) approximately 1,560,000 shares of common stock underlying service-based non-interest bearing notes payable solely in shares of our common stock, which we issued in exchange for VGH stock options and restricted stock to certain former VGH employees who became employees of EA following the acquisition, (ii) 529,000 restricted stock units granted under the VGH Inducement Plan, and (iii) 252,000 restricted stock units granted under the VGH 2005 Plan. The table above does not include performance-based restricted stock units granted under the VGH Inducement Plan, which are discussed below.

The weighted-average grant date fair value of restricted stock rights is based on the quoted market value of our common stock on the date of grant. The weighted-average fair value of restricted stock rights granted during fiscal years 2008, 2007 and 2006 was $52.06, $52.31 and $52.21, respectively. The total grant date fair value of restricted stock rights that vested during fiscal year 2008 and 2007 was $31 million and $10 million, respectively. There were no restricted stock rights that vested during fiscal year 2006.

Performance-Based Restricted Stock Units

Upon consummation of our acquisition of VGH, we granted approximately 691,000 performance-based restricted stock units under the VGH Inducement Plan to certain former VGH employees who became employees of EA following the acquisition. These performance-based restricted stock units vest contingent upon the achievement of pre-determined performance-based milestones, which we expect to occur over a period of up to approximately four years. If these performance-based milestones are not met, the restricted stock units will not vest, in which case, any compensation expense we have recognized to date will be reversed.

The following table summarizes our performance-based restricted stock unit activity for the fiscal year ended March 31, 2008:

Performance-
	Based Restricted	Weighted-
	Stock Units	Average Grant
	(in thousands)	Date Fair Value

Balance as of March 31, 2007	—	$—
Activity for the fiscal year ended March 31, 2008:
Granted	691	54.51
Vested	—	—
Forfeited or cancelled	—	—

Balance as of March 31, 2008	691	54.51

The weighted-average grant date fair value of performance-based restricted stock units is based on the quoted market value of our common stock on the date of grant. The weighted-average fair value of performance-based restricted stock units granted during fiscal year 2008 was $54.51. There were no performance-based restricted stock units granted during fiscal years 2007 and 2006. There were no performance-based restricted stock units that vested during fiscal years 2008, 2007 and 2006.

Employee Stock Purchase Plan

Pursuant to our 2000 Employee Stock Purchase Plan (“ESPP”), eligible employees may authorize payroll deductions of between 2 and 10 percent of their compensation to purchase shares at 85 percent of the lower of the fair market value of the common stock on the date of commencement of the offering or on the last day of each six-month purchase period.

At our Annual Meeting of Stockholders, held on July 26, 2007, our stockholders approved an amendment to the 2000 Employee Stock Purchase Plan to increase by 1.5 million the number of shares of common stock reserved for issuance under the Purchase Plan. As of March 31, 2008, we had 4 million shares of common stock reserved for future issuance under the ESPP.

During fiscal 2008, we issued 892 thousand shares under the ESPP with exercise prices for purchase rights ranging from $40.15 to $42.86. During fiscal 2008, 2007 and 2006 the estimated weighted-average fair value of purchase rights was $14.57, $16.51 and $15.42, respectively.

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

The following weighted-average assumptions were used for grants made under our stock-based compensation plans in fiscal 2006:

Year Ended
March 31, 2006

Risk-free interest rate	4.3%
Expected volatility	33%
Expected term of stock options (in years)	3.2
Expected term of employee stock purchase plan (in months)	6
Expected dividends	None

Our calculations were based on a multiple-award valuation method and forfeitures were recognized when they occurred.

Year Ended
March 31,
(In millions, except per share data)	2006

Net income:
As reported	$236
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(85)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2

Pro forma	$153

Net income per share:
As reported — basic	$0.78
Pro forma — basic	$0.50
As reported — diluted	$0.75
Pro forma — diluted	$0.49

401(k) Plan and Registered Retirement Savings Plan

We have a 401(k) plan covering substantially all of our U.S. employees, and a Registered Retirement Savings Plan covering substantially all of our Canadian employees. These plans permit us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed an aggregate of $13 million, $3 million and $2 million to these plans in fiscal 2008, 2007 and 2006, respectively.

(13)	COMPREHENSIVE INCOME

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

The change in the components of accumulated other comprehensive income is summarized as follows (in millions):

			Unrealized
		Unrealized	Gains
	Foreign	Gains	(Losses) on	Accumulated
	Currency	(Losses) on	Derivative	Other
	Translation	Investments,	Instruments,	Comprehensive
	Adjustment	net	net	Income

Balances as of March 31, 2005	$30	$26	$—	$56
Other comprehensive income (loss)	(10)	37	—	27

Balances as of March 31, 2006	20	63	—	83
Other comprehensive income	23	188	—	211

Balances as of March 31, 2007	43	251	—	294
Other comprehensive income (loss)	42	251	(3)	290

Balances as of March 31, 2008	$85	$502	$(3)	$584

The change in unrealized gains (losses) on investments and derivative instruments are shown net of taxes of $3 million in fiscal 2008, less than $1 million in fiscal 2007 and $0 in fiscal 2006.

During fiscal 2007 and 2006, we realized substantially all gains and losses outstanding from our derivative instruments. See Note 3 of the Notes to Consolidated Financial Statements.

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

Increase in accrued and other liabilities	$7
Decrease in deferred income tax liabilities	(3)
Decrease in retained earnings	(4)

The impact on retained earnings is comprised of the following amounts (in millions):

	Fiscal 2007 Beginning	Year Ended March 31,
	Balance Adjustment	2006	2005	2004	2003

Decrease in operating income	$(7)	$(3)	$(2)	$(1)	$(1)
Tax effect	3	1	1	1	—

Decrease in net income	$(4)	$(2)	$(1)	$—	$(1)

(15)	INTEREST AND OTHER INCOME, NET

Interest and other income, net, for the years ended March 31, 2008, 2007 and 2006 consisted of (in millions):

	Year Ended March 31,
	2008	2007	2006

Interest income, net	$102	$104	$75
Net gain (loss) on foreign currency transactions	20	10	(1)
Net loss on foreign currency forward contracts	(31)	(13)	(3)
Other income (expense), net	7	(2)	(7)

Interest and other income, net	$98	$99	$64

(16)	NET INCOME (LOSS) PER SHARE

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

	Year Ended March 31,
(In millions, except per share amounts)	2008	2007	2006

Net income (loss)	$(454)	$76	$236

Shares used to compute net income (loss) per share:
Weighted-average common stock outstanding — basic	314	308	304
Dilutive potential common shares	—	9	10

Weighted-average common stock outstanding — diluted	314	317	314

Net income (loss) per share:
Basic	$(1.45)	$0.25	$0.78
Diluted	$(1.45)	$0.24	$0.75

As a result of our net loss for the fiscal year ended March 31, 2008, we have excluded certain stock awards from the diluted loss per share calculation as their inclusion would have been antidilutive. Had we reported net income during this period, an additional 7 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share for the fiscal year ended March 31, 2008.

Options to purchase 18 million, 16 million and 7 million shares of common stock were excluded from the above computation of diluted shares for the fiscal years ended March 31, 2008, 2007 and 2006, respectively, as their inclusion would have been antidilutive. For fiscal 2008, 2007 and 2006, the weighted-average exercise price of these shares was $53.89, $55.84 and $63.64 per share, respectively.

(17)	RELATED PERSON TRANSACTIONS

Prior to becoming Chief Executive Officer of Electronic Arts, John Riccitiello was a Founder and Managing Director of Elevation Partners, L.P., and also served as Chief Executive Officer of VGH, which we acquired in January 2008. At the time of the acquisition, Mr. Riccitiello held an indirect financial interest in VGH resulting from his interest in the entity that controlled Elevation Partners, L.P. and his interest in a limited partner of Elevation Partners, L.P. Elevation Partners, L.P. was a significant stockholder of VGH.

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

Our reporting segments are based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our chief operating decision maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

Prior to the fourth quarter of fiscal 2008, we managed our business primarily based on geographical performance. Accordingly, our combined global publishing organizations represented our reportable segment, namely Publishing, due to their similar economic characteristics, products and distribution methods. Publishing refers to the manufacturing, marketing, advertising and distribution of products developed or co-developed by us, or distribution of certain third-party publishers’ products through our co-publishing and distribution program.

During the fourth quarter of fiscal 2008, we updated our financial systems to provide our CODM financial information based upon management’s new organizational structure (the “Label Structure”); that is, the EA Games, EA SPORTS, The Sims and EA Casual Entertainment businesses. In addition, our CODM now regularly receives separate financial information for four distinct businesses within the EA Casual Entertainment Label — EA Mobile, POGO, Hasbro and Casual Entertainment. Accordingly in assessing performance and allocating resources, our CODM reviews the results of seven operating segments: EA Games; EA SPORTS; The Sims; POGO; EA Mobile, and Hasbro and Casual Entertainment. Due to their similar economic characteristics, products and distribution methods, EA Games, EA SPORTS, The Sims, POGO, Hasbro and Casual Entertainment’s results are aggregated into one Reportable Segment (the “Label segment”) as shown below. The remaining operating segments’ results are not material for separate disclosure and are included in the reconciliation to consolidated operating loss below.

The following table summarizes the fiscal 2008 financial performance of the Label segment and a reconciliation of the Label segment’s profit to our consolidated operating loss (in millions):

Year Ended
March 31, 2008

Label segment:
Net revenue	$3,722
Depreciation and amortization	(68)
Other expenses	(2,928)

Label segment profit	726
Reconciliation to consolidated operating loss:
Other:
Change in deferred net revenue (packaged goods and digital content)	(355)
Other net revenue	298
Depreciation and amortization	(118)
Other expenses	(1,038)

Consolidated operating loss	$(487)

Label segment profit differs from consolidated operating loss primarily due to the exclusion of (1) certain corporate and other functional costs that are not allocated to the Labels (2) the deferral of certain net revenue related to packaged goods and digital content (see Note 8 of the Notes to Consolidated Financial Statements), and (3) the results of EA Mobile. Our Chief Executive Officer reviews assets on a consolidated basis and not on a segment basis.

When we updated our financial systems to provide our CODM financial information based upon the Label Structure, we did not recast our financial information for periods prior to fiscal 2008. Accordingly, it is not practicable to provide comparable results based on the Label Structure for the fiscal years ended March 31, 2007 and 2006.

The following table summarizes the financial performance of our previous Publishing structure segments and a reconciliation of the Publishing segment’s profit to our consolidated operating income (in millions):

	Year Ended March 31,
	2007	2006

Publishing segment:
Net revenue	$2,948	$2,927
Depreciation and amortization	(22)	(19)
Other expenses	(1,685)	(1,690)

Publishing segment profit	1,241	1,218
Reconciliation to consolidated operating income:
Other:
Change in deferred net revenue (packaged goods and digital content)	—	—
Other net revenue	143	24
Depreciation and amortization	(145)	(76)
Other expenses	(1,200)	(841)

Consolidated operating income	$39	$325

Publishing segment profit differs from consolidated operating income primarily due to the exclusion of (1) substantially all of our research and development expense, as well as certain corporate functional costs that are not allocated to the publishing organizations, and (2) the deferral of certain net revenue related to packaged goods and digital content.

Information about our total net revenue by platform for the fiscal years ended March 31, 2008, 2007 and 2006 is presented below (in millions):

	Year Ended March 31,
	2008	2007	2006

Consoles
PlayStation 2	$601	$886	$1,127
Xbox 360	589	480	140
Wii	302	65	—
PLAYSTATION 3	282	94	—
Xbox	19	157	400
Nintendo GameCube	6	60	135
Other Consoles	—	—	1

Total Consoles	1,799	1,742	1,803
PC	430	498	418
Mobility
Nintendo DS	231	104	67
PSP	185	258	252
Cellular Handsets	148	140	19
Game Boy Advance and Game Boy Color	8	38	55

Total Mobility	572	540	393
Co-publishing and Distribution	686	175	213
Internet Services, Licensing and Other
Subscription Services	95	79	61
Licensing, Advertising and Other	83	57	63

Total Internet Services, Licensing and Other	178	136	124

Total Net Revenue	$3,665	$3,091	$2,951

Information about our operations in North America, Europe and Asia as of and for the fiscal years ended March 31, 2008, 2007 and 2006 is presented below (in millions):

	North
	America	Europe	Asia	Total

Year ended March 31, 2008
Net revenue from unaffiliated customers	$1,942	$1,541	$182	$3,665
Long-lived assets	1,630	173	10	1,813

Year ended March 31, 2007
Net revenue from unaffiliated customers	$1,666	$1,261	$164	$3,091
Long-lived assets	1,150	267	11	1,428

Year ended March 31, 2006
Net revenue from unaffiliated customers	$1,584	$1,174	$193	$2,951
Long-lived assets	1,061	203	7	1,271

Substantially all of our North America net revenue is generated in the United States.

Our direct sales to GameStop Corp. represented approximately 13 percent and 12 percent of total net revenue in fiscal 2008 and 2007, respectively. Our direct sales to Wal-Mart Stores, Inc. represented approximately 12 percent of total net revenue in fiscal 2008 and 13 percent of total revenue in both fiscal 2007 and 2006.

(19)	QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

	Quarter Ended						Year
(In millions, except per share data)	June 30	Sept. 30	Dec. 31		March 31		Ended

Fiscal 2008 Consolidated
Net revenue	$395	$640	$1,503		$1,127		$3,665
Gross profit	229	245	721		665		1,860
Operating income (loss)	(183)	(274)	7		(37)		(487)
Net loss	(132)	(195)	(33	)(a)	(94	)(b)	(454)
Common Stock
Net loss per share — basic	$(0.42)	$(0.62)	$(0.10)		$(0.30)		$(1.45)
Net loss per share — diluted	$(0.42)	$(0.62)	$(0.10)		$(0.30)		$(1.45)
Common stock price per share
High	$54.67	$57.08	$61.62		$58.88		$61.62
Low	$46.27	$47.54	$53.28		$43.62		$43.62
Fiscal 2007 Consolidated
Net revenue	$413	$784	$1,281		$613		$3,091
Gross profit	245	445	811		378		1,879
Operating income (loss)	(119)	14	215		(71)		39
Net income (loss)	(81)	22 (c)	160	(d)	(25)		76
Common Stock
Net income (loss) per share — basic	$(0.26)	$0.07	$0.52		$(0.08)		$0.25
Net income (loss) per share — diluted	$(0.26)	$0.07	$0.50		$(0.08)		$0.24
Common stock price per share
High	$57.80	$57.74	$59.85		$54.43		$59.85
Low	$39.99	$41.37	$50.21		$47.96		$39.99

(a)	Net loss includes a loss on strategic investment of $12 million, pre-tax.

(b)	Net loss includes acquired in-process technology of $138 million and losses on strategic investments of $106 million, both of which are pre-tax.

(c)	Net income includes acquired in-process technology of $2 million, pre-tax.

(d)	Net income includes acquired in-process technology of $1 million, pre-tax.

Our common stock is traded on the NASDAQ Global Select Market under the symbol ERTS. The prices for the common stock in the table above represent the high and low sales prices as reported on the NASDAQ Global Select Market.

(20)	PROPOSED ACQUISITION OF TAKE-TWO INTERACTIVE SOFTWARE, INC. AND RELATED LINE OF CREDIT

On March 13, 2008, we commenced an unsolicited $26.00 per share cash tender offer for all of the outstanding shares of Take-Two Interactive Software, Inc., a Delaware corporation (“Take-Two”), for a total purchase price of approximately $2.1 billion. On April 18, 2008, we adjusted the purchase price in the cash tender offer to $25.74 per share following the approval by Take-Two stockholders of amendments to Take-Two’s Incentive Stock Plan, which would permit the issuance of additional shares of restricted stock to ZelnickMedia Corporation pursuant to its management agreement with Take-Two. The total aggregate purchase price for Take-Two did not change as a result of the adjustment to the per share purchase price in the tender offer. On May 9, 2008, we received a commitment from certain financial institutions to provide us with up to $1.0 billion of senior unsecured term loan financing at any time until January 9, 2009, to be used to provide a portion of the funds for the offer and/or merger. We will be required to repay any funds we borrow under the term loan facility, plus accrued interest, on the earlier of (a) 364 days from the date on which we initially borrow the funds and (b) August 9, 2009. On May 19, 2008, we extended the expiration date of the tender offer until June 16, 2008. We intend to pay for the Take-Two shares and related transaction fees and expenses with internally available cash and borrowings under the term loan facility or other financing sources, which may be available to us in the future.

(21)	SUBSEQUENT EVENT

In April 2008, we entered into definitive agreements to acquire certain assets from Hands-On Mobile Inc. and its affiliates relating to its Korean mobile games business based in Seoul, Korea. The purchase price to be paid for the assets at closing will be approximately $29 million in cash. The acquisition is subject to customary closing conditions and is expected to close during our first quarter of fiscal 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Electronic Arts Inc.:

We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries (Electronic Arts Inc.) as of March 29, 2008 and March 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended March 29, 2008. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of Electronic Arts Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts Inc. as of March 29, 2008 and March 31, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 29, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 10, 12 and 14 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective April 1, 2007 and the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and the Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, effective April 2, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Electronic Arts Inc.’s internal control over financial reporting as of March 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 23, 2008 expressed an unqualified opinion on the effectiveness of Electronic Arts Inc.’s internal control over financial reporting.

/s/  KPMG LLP

Mountain View, California
May 23, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Electronic Arts Inc.:

We have audited Electronic Arts Inc. and subsidiaries’ internal control over financial reporting as of March 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Electronic Arts Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Electronic Arts Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Electronic Arts Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management excluded from their evaluation of their internal control over financial reporting as of March 29, 2008 the internal control over financial reporting of VG Holding Corp. (VGH), which the Company acquired on January 4, 2008. As of March 29, 2008, total assets, excluding goodwill and acquired intangible assets, subject to VGH’s internal control over financial reporting represented 2% of the Company’s consolidated total assets. For the period from January 4, 2008 through March 29, 2008, total net revenue subject to VGH’s internal control over financial reporting represented less than 1% of the Company’s consolidated net revenue. Our audit of internal control over financial reporting of Electronic Arts Inc. also excluded an evaluation of the internal control over financial reporting of VGH.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electronic Arts Inc. and subsidiaries as of March 29, 2008 and March 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 29, 2008, and our report dated May 23, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Mountain View, California
May 23, 2008

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, believe that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recently completed fiscal year. We have excluded from our evaluation of our internal control over financial reporting the internal control over financial reporting of VG Holding Corp (“VGH”), which we acquired on January 4, 2008. As of March 31, 2008, total assets, excluding goodwill and acquired intangible assets, subject to VGH’s internal control over financial reporting represented 2 percent of our consolidated total assets. For the period from January 4, 2008 through March 31, 2008, total net revenue subject to VGH’s internal control over financial reporting represented less than 1 percent of our consolidated net revenue. In making its assessment, management used the criteria set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of the end of our most recently completed fiscal year, our internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has issued an auditors’ report on the effectiveness of our internal control over financial reporting. That report appears on page 107.

Changes in Internal Controls

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. During fiscal 2008, there were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference to the information to be included in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders (the “Proxy Statement”) other than the information regarding (a) executive officers, and (b) our Global Code of Conduct (which includes code of ethics provisions applicable to our directors, principal executive officer, principal financial officer, principal accounting officer, and other senior financial officers), which are included in Item 1 of this report. The information regarding Section 16 compliance is incorporated herein by reference to the information to be included in the Proxy Statement.

Item 11:	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the information to be included in the Proxy Statement, other than the “Compensation Committee Report on Executive Compensation”, which shall not be deemed to be incorporated by reference herein.

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

1. Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 60 of this report.

2. Financial Statement Schedule: See Schedule II on Page 117 of this report.

3. Exhibits: The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of, or incorporated by reference into, this report:

Number	Exhibit Title

3.01	Amended and Restated Certificate of Incorporation of Electronic Arts Inc.(1)
3.02	Amended and Restated Bylaws.(2)
4.01	Specimen Certificate of Registrant’s Common Stock.(3)
10.01	Registrant’s Directors Stock Option Plan and related documents.(*)(4)
10.02	Registrant’s 1991 Stock Option Plan and related documents as amended.(*)(5)
10.03	Registrant’s 1998 Directors’ Stock Option Plan and related documents, as amended.(*)(5)
10.04	Registrant’s 2000 Equity Incentive Plan, as amended, and related documents.(*)(6)
10.05	Registrant’s 2000 Employee Stock Purchase Plan, as amended, and related documents.(*)(6)

Number	Exhibit Title

10.06	Form of Indemnity Agreement with Directors.(*)(7)
10.07	Electronic Arts Annual Bonus Plan — Plan Document.(*)(8)
10.08	Electronic Arts Deferred Compensation Plan.(*)(6)
10.09	Electronic Arts Executive Long-Term Disability Plan.(*)(9)
10.10	Agreement for Lease between Flatirons Funding, LP and Electronic Arts Redwood, Inc. dated February 14, 1995.(10)
10.11	Guarantee from Electronic Arts Inc. to Flatirons Funding, LP dated February 14, 1995.(10)
10.12	Amended and Restated Guaranty from Electronic Arts Inc. to Flatirons Funding, LP dated March 7, 1997.(11)
10.13	Amended and Restated Agreement for Lease between Flatirons Funding, LP and Electronic Arts Redwood Inc. dated March 7, 1997.(11)
10.14	Amendment No. 1 to Lease Agreement between Electronic Arts Redwood Inc. and Flatirons Funding, LP dated March 7, 1997.(11)
10.15	Lease Agreement by and between Registrant and Louisville Commerce Realty Corporation, dated April 1, 1999.(12)
10.16	Option agreement, agreement of purchase and sale, and escrow instructions for Zones 2 and 4, Electronic Arts Business Park, Redwood Shores California, dated April 5, 1999.(12)
10.17	Licensed Publisher Agreement by and between EA and Sony Computer Entertainment America Inc. dated as of April 1, 2000. (**)(13)
10.18	Master Lease and Deed of Trust by and between Registrant and Selco Service Corporation, dated December 6, 2000.(14)
10.19	Guaranty, dated as of December 6, 2000, by Electronic Arts Inc. in favor of Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks, and Keybank National Association.(15)
10.20	Participation Agreement among Electronic Arts Redwood, Inc., Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks and Keybank National Association, dated December 6, 2000.(16)
10.21	Amendment No. 1 to Amended and Restated Credit Agreement by and among Flatirons Funding LP and The Dai-Ichi Kangyo Bank, Limited, New York Branch, dated February 21, 2001.(17)
10.22	Amendment No. 2 to Lease Agreement by and between Electronic Arts Redwood, Inc. and Flatirons Funding, LP dated July 16, 2001.(18)
10.23	Participation Agreement among Electronic Arts Redwood, Inc., Electronic Arts Inc., Flatirons Funding, LP, Selco Service Corporation and Selco Redwood, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks and Tranche B Banks and Keybank National Association dated July 16, 2001.(18)
10.24	Guaranty, dated as of July 16, 2001, by Electronic Arts Inc. in favor of Flatirons Funding, Limited Partnership, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks and Tranche B Banks, and KeyBank National Association.(15)
10.25	First Amendment to Participation Agreement, dated as of May 13, 2002, by and among Electronic Arts Redwood, Inc., Electronic Arts Inc., Flatirons Funding, Limited Partnership, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks, KeyBank National Association, and The Bank of Nova Scotia.(15)
10.26	Offer Letter for Employment at Electronic Arts Inc. to Warren Jenson, dated June 21, 2002.(*)(19)
10.27	Full Recourse Promissory Note between Electronic Arts Inc. and Warren Jenson, dated July 19, 2002.(19)

Number	Exhibit Title

10.28	Full Recourse Promissory Note between Electronic Arts Inc. and Warren Jenson, dated July 19, 2002.(19)
10.29	Lease Agreement by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.(20)
10.30	Agreement Re: Right of First Offer to Purchase and Option to Purchase by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.(20)
10.31	Profit Participation Agreement by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.(20)
10.32	Sublease Agreement by and between Electronic Arts Inc. and Playa Capital Company, LLC, dated July 31, 2003.(20)
10.33	First Amendment of Lease by and between Louisville Commerce Realty Corporation and Electronic Arts Inc., dated February 23, 2004.(7)
10.34	First Amendment to lease agreement by and between Playa Vista — Water’s Edge, LLC and Electronic Arts Inc., entered into March 3, 2004.(37)
10.35	Lease agreement between ASP WT, L.L.C. (“Landlord”) and Tiburon Entertainment, Inc. (“Tenant”) for space at Summit Park I, dated June 15, 2004.(37)
10.36	Omnibus Amendment Agreement (2001 transaction), dated as of September 15, 2004, Electronic Arts Redwood, LLC, Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank Of Tokyo-Mitsubishi, Ltd., various Liquidity Banks, and KeyBank National Association.(15)
10.37	Omnibus Amendment Agreement (2000 transaction), dated as of September 15, 2004, by and among Electronic Arts Redwood, LLC, Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank Of Tokyo-Mitsubishi, Ltd., various Liquidity Banks, and KeyBank National Association.(15)
10.38	Omnibus Amendment (2000 transaction), dated as of July 11, 2005, among Electronic Arts Redwood, LLC, Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, various Liquidity Banks, Deutsche Bank Trust Company Americas, and KeyBank National Association.(15)
10.39	Omnibus Amendment (2001 transaction), dated as of July 11, 2005, among Electronic Arts Redwood, LLC, Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, various Liquidity Banks, Deutsche Bank Trust Company Americas, The Bank of Nova Scotia, and KeyBank National Association.(15)
10.40	First amendment to lease, dated December 13, 2005, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts — Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.(21)
10.41	Agreement for Underlease relating to Onslow House, Guildford, Surrey, dated 7 February 2006, by and between The Standard Life Assurance Company and Electronic Arts Limited and Electronic Arts Inc.(21)
10.42	Offer Letter for Employment at Electronic Arts Inc. to Gabrielle Toledano, dated February 6, 2006.(*)(22)
10.43	Second Omnibus Amendment (2001 Transaction), dated as of May 26, 2006, among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, The Bank of Nova Scotia, as Documentation Agent and Keybank National Association, as Agent.(23)

Number	Exhibit Title

10.44	Second Omnibus Amendment (2000 Transaction), dated as of May 26, 2006, among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, and KeyBank National Association, as Agent.(23)
10.45	Employment Agreement dated September 26, 2006, between EA Swiss Sàrl and Gerhard Florin.(24)
10.46	Offer Letter for Employment at Electronic Arts Inc. to John Riccitiello, dated February 12, 2007.(*)(25)
10.47	Third Omnibus Amendment (2001 Transaction), dated as of May 14, 2007 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, The Bank of Nova Scotia, as Documentation Agent and Keybank National Association, as Agent.(26)
10.48	Third Omnibus Amendment (2000 Transaction), dated as of May 14, 2007 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, and KeyBank National Association, as Agent.(26)
10.49	Offer Letter for Employment at Electronic Arts Inc. to Kathy Vrabeck, dated May 10, 2007.(*)(27)
10.50	Employment Agreement between Electronic Arts (Canada), Inc. and V. Paul Lee, dated June 18, 2007.(*)(28)
10.51	Offer Letter for Employment at Electronic Arts Inc. to Peter Moore, dated June 5, 2007.(*)(29)
10.52	Electronic Arts Inc. Executive Bonus Plan.(*)(30)
10.53	Agreement and Plan of Merger By and Among Electronic Arts Inc., WHI Merger Corporation, a wholly-owned subsidiary of Parent, VG Holding Corp., and with respect to Article VII and Article IX only, Elevation Management, LLC as Stockholder Representative dated October 11, 2007.(31)
10.54	Electronic Arts Key Employee Continuity Plan.(*)(32)
10.55	Offer Letter for Employment at Electronic Arts Inc. to John Pleasants, dated February 19, 2008.(*)(33)
10.56	Transition Services Agreement by and between Electronic Arts Inc. and Warren Jenson, as of March 19, 2008(*)(34)
10.57	Offer Letter for Employment at Electronic Arts Inc. to Eric Brown, dated March 19, 2008.(*)(35)
10.58	Fourth Omnibus Amendment (2001 Transaction), dated as of April 14, 2008 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, The Bank of Nova Scotia, as Documentation Agent and Keybank National Association, as Agent.(36)
10.59	Fourth Omnibus Amendment (2000 Transaction), dated as of April 14, 2008 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, and KeyBank National Association, as Agent.(36)
10.60	Electronic Arts Label Incentive Plan — Plan Document.(*)
21.01	Subsidiaries of the Registrant
23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Exhibit Title

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Additional exhibits furnished with this report:
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.

(1)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(2)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed November 13, 2006.

(3)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-4, filed March 3, 1994 (File No. 33-75892).

(4)	Incorporated by reference to exhibits filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-8, filed November 6, 1991 (File No. 33-32616).

(5)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8, filed July 30, 1999 (File No. 333-84215).

(6)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(7)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2004.

(8)	Incorporated by reference to exhibits filed with our Current Report on Form 8-K, filed April 29, 2008.

(9)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

(10)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 1995.

(11)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 1997.

(12)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 1999.

(13)	Incorporated by reference to exhibits filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-3, filed November 21, 2003 (File No. 333-102797).

(14)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

(15)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(16)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(17)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2001.

(18)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002.

(19)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(20)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(21)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

(22)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

(23)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed June 1, 2006.

(24)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed September 27, 2006.

(25)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed February 26, 2007.

(26)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed May 18, 2007.

(27)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed June 6, 2007.

(28)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed June 22, 2007.

(29)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed July 17, 2007.

(30)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed July 27, 2007.

(31)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed October 11, 2007.

(32)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed February 11, 2008.

(33)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed March 17, 2008.

(34)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed March 24, 2008.

(35)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed March 27, 2008.

(36)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed April 11, 2008.

(37)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q, filed June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.

By:	/s/ John S. Riccitiello
John S. Riccitiello,
Chief Executive Officer

Date: May 23, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 23rd of May 2008.

Name	Title

/s/ John S. Riccitiello John S. Riccitiello	Chief Executive Officer

/s/ Eric F. Brown Eric F. Brown	Executive Vice President, Chief Financial Officer

/s/ Kenneth A. Barker Kenneth A. Barker	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Directors:

/s/ Lawrence F. Probst III Lawrence F. Probst III	Chairman of the Board

/s/ Leonard S. Coleman Leonard S. Coleman	Director

/s/ Gary M. Kusin Gary M. Kusin	Director

/s/ Gregory B. Maffei Gregory B. Maffei	Director

/s/ Timothy Mott Timothy Mott	Director

/s/ Vivek Paul Vivek Paul	Director

/s/ John S. Riccitiello John S. Riccitiello	Director

/s/ Richard A. Simonson Richard A. Simonson	Director

/s/ Linda J. Srere Linda J. Srere	Director

ELECTRONIC ARTS INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2008, 2007 and 2006
(In millions)

		Charged to	Charged
	Balance at	Revenue,	(credited)		Balance at
Allowance for Doubtful Accounts,	Beginning	Costs and	to Other		End of
Price Protection and Returns	of Period	Expenses	Accounts(1)	Deductions	Period

Year Ended March 31, 2008	$214	$328	$16	$320	$238

Year Ended March 31, 2007	$232	$308	$17	$343	$214

Year Ended March 31, 2006	$162	$483	$(6)	$407	$232

(1)	Primarily the translation effect of using the average exchange rate for expense items and the year-ended exchange rate for the balance sheet item (allowance account) and other reclassification adjustments.

ELECTRONIC ARTS INC.

2008 FORM 10-K ANNUAL REPORT

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.60	Electronic Arts Label Incentive Plan — Plan Document
21.01	Subsidiaries of the Registrant
23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

ADDITIONAL EXHIBITS ACCOMPANYING THIS REPORT:
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002