Form 10-Q
period 2008-06-30
ELECTRONIC ARTS INC.
filed 2008-08-04
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 31, 2008, there were 318,822,044 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2008

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	June 30,	March 31,
(In millions, except par value data)	2008	2008 (a)

ASSETS

Current assets:
Cash and cash equivalents	$1,199	$1,553
Short-term investments	748	734
Marketable equity securities	732	729
Receivables, net of allowances of $186 and $238, respectively	269	306
Inventories	223	168
Deferred income taxes, net	154	145
Other current assets	292	290

Total current assets	3,617	3,925

Property and equipment, net	392	396
Goodwill	1,183	1,152
Other intangibles, net	259	265
Deferred income taxes, net	177	164
Other assets	146	157

TOTAL ASSETS	$5,774	$6,059

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$167	$229
Accrued and other current liabilities	677	683
Deferred net revenue (packaged goods and digital content)	192	387

Total current liabilities	1,036	1,299

Income tax obligations	306	319
Other liabilities	106	102

Total liabilities	1,448	1,720

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 319 and
318 shares issued and outstanding, respectively	3	3
Paid-in capital	1,943	1,864
Retained earnings	1,793	1,888
Accumulated other comprehensive income	587	584

Total stockholders’ equity	4,326	4,339

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,774	$6,059

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

(a)	Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
(Unaudited)	2008	2007
(In millions, except per share data)

Net revenue	$804	$395
Cost of goods sold	296	166

Gross profit	508	229

Operating expenses:
Marketing and sales	128	82
General and administrative	84	71
Research and development	356	250
Amortization of intangibles	15	7
Acquired in-process technology	2	—
Restructuring charges	20	2

Total operating expenses	605	412

Operating loss	(97)	(183)
Losses on strategic investments	(6)	—
Interest and other income, net	15	27

Loss before provision for (benefit from) income taxes	(88)	(156)
Provision for (benefit from) income taxes	7	(24)

Net loss	$(95)	$(132)

Net loss per share:
Basic and Diluted	$(0.30)	$(0.42)
Number of shares used in computation:
Basic and Diluted	318	311
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(Unaudited)	June 30,
(In millions)	2008	2007

OPERATING ACTIVITIES
Net loss	$(95)	$(132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion, net	50	36
Stock-based compensation	50	28
Non-cash restructuring charges	16	—
Net losses on investments and sale of property and equipment	6	—
Acquired in-process technology	2	—
Change in assets and liabilities:
Receivables, net	38	138
Inventories	(56)	(10)
Other assets	(7)	(45)
Accounts payable	(56)	(74)
Accrued and other liabilities	(18)	(133)
Deferred income taxes, net	(26)	(36)
Deferred net revenue (packaged goods and digital content)	(195)	36

Net cash used in operating activities	(291)	(192)

INVESTING ACTIVITIES
Capital expenditures	(31)	(14)
Purchase of marketable equity securities and other investments	—	(277)
Proceeds from maturities and sales of short-term investments	135	641
Purchase of short-term investments	(158)	(897)
Acquisition of subsidiaries, net of cash acquired	(42)	—

Net cash used in investing activities	(96)	(547)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	25	18
Excess tax benefit from stock-based compensation	9	8

Net cash provided by financing activities	34	26

Effect of foreign exchange on cash and cash equivalents	(1)	5

Decrease in cash and cash equivalents	(354)	(708)
Beginning cash and cash equivalents	1,553	1,371

Ending cash and cash equivalents	1,199	663
Short-term investments	748	1,526

Ending cash, cash equivalents and short-term investments	$1,947	$2,189

Supplemental cash flow information:
Cash paid during the period for income taxes	$6	$24

Non-cash investing activities:
Change in unrealized gains (losses) on investments, net	$(5)	$66

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
We develop, market, publish and distribute video game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the Sony PlayStation® 2 and PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, handheld game players (such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™) and wireless devices. Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™, Need for Speed™ and POGO™). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Lord of the Rings and Harry Potter).
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as filed with the United States Securities and Exchange Commission (“SEC”) on May 23, 2008.
(2) FISCAL YEAR AND FISCAL QUARTER
Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2009 and 2008 contain 52 weeks and end on March 28, 2009 and March 29, 2008, respectively. Our results of operations for the three months ended June 30, 2008 and 2007 contain 13 weeks and ended on June 28, 2008 and June 30, 2007, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
(3) FAIR VALUE MEASUREMENTS
On April 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”, except as it applies to the nonfinancial assets and nonfinancial liabilities that are subject to Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, “Effective Date of FASB Statement No. 157”. These nonfinancial items include assets and liabilities such as a reporting unit measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. SFAS No. 157 establishes a three-tier hierarchy that draws a distinction between market participant assumptions based on (1) observable quoted prices in active markets for identical assets or liabilities (Level 1), (2) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (3) unobservable inputs that require us to use other valuation techniques to determine fair value (Level 3).

As of June 30, 2008, our financial assets and liabilities measured and recorded at fair value were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Financial	Observable	Unobservable
		Instruments	Inputs	Inputs
	As of
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$897	$897	$—	$—	Cash and cash equivalents
Available-for-sale fixed income securities	748	173	575	—	Short-term investments
Available-for-sale equity securities	732	732	—	—	Marketable equity securities
Foreign currency derivatives	3	—	3	—	Other current assets
Other investments	2	—	2	—	Other assets

Total assets at fair value	$2,382	$1,802	$580	$—

Our money market funds, available-for-sale fixed income and equity securities, and foreign currency derivatives are measured and recorded on a recurring basis. Other investments included in the table above were measured and recorded on a nonrecurring basis. During the three months ended June 30, 2008, we measured certain of our other investments at fair value due to various factors, including the extent and duration during which the fair value had been below cost.
Available-for-sale fixed income securities categorized in Level 1 exclusively includes U.S. Treasury securities. Available-for-sale fixed income securities categorized in Level 2 includes $288 million in U.S. agency securities, $225 million in corporate bonds, $50 million in asset-backed securities, and $12 million in commercial paper.
Our Level 1 financial instruments are valued using quoted prices in active markets for identical instruments. Our Level 2 financial instruments, including derivative instruments, are valued using quoted prices for identical instruments in less active markets or using other observable market inputs for comparable instruments. As of June 30, 2008, our Level 3 financial instruments were less than $1 million.
(4) FINANCIAL INSTRUMENTS
     Marketable Equity Securities
Our investments in marketable equity securities consist of investments in common stock of publicly traded companies.
During the three months ended June 30, 2008, we recognized an impairment charge of $5 million with respect to our marketable equity securities. Due to various factors, including the extent and duration during which the market price had been below cost, we concluded the decline in value was other-than-temporary as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, as amended. The $5 million impairment is included in losses on strategic investments on our Condensed Consolidated Statements of Operations.
As of June 30, 2008, we had gross unrealized gains of $516 million and gross unrealized losses of $11 million in our marketable equity security investments. Based on our review, we do not consider the investments with gross unrealized losses to be other-than-temporarily impaired as of June 30, 2008. We evaluate our investments for impairment quarterly. If we conclude that an investment is other-than-temporarily impaired, we will recognize an impairment charge at that time.
     Other Investments
Our other investments consist principally of non-voting preferred shares in two publicly traded companies. We account for these investments under the cost method as prescribed by Accounting Principles Board Opinion (“APB”) No. 18, as amended, “The Equity Method of Accounting for Investments in Common Stock”.
During the three months ended June 30, 2008, we recognized an impairment charge of $1 million with respect to one of these investments. Due to various factors, including the extent and duration during which the fair value had been below cost, we concluded the decline in value was other-than-temporary as defined by APB No. 18, as amended. The $1 million impairment is included in losses on strategic investments on our Condensed Consolidated Statements of Operations.
(5) BUSINESS COMBINATIONS
On May 29, 2008, we acquired certain assets from Hands-On Mobile Inc. and its affiliates relating to its Korea mobile games business based in Seoul, Korea (“Hands-On Mobile Korea”), for an aggregate purchase price of $30 million in cash, including transaction costs. Hands-On Mobile Korea is a leading Korean mobile game developer and publisher. This acquisition is intended to strengthen our positions in the mobile games market in Korea. Separately, on May 28, 2008, we acquired all of the outstanding shares of ThreeSF, Inc. for an aggregate purchase price of $15 million in cash, including transaction costs. Based in San Francisco, California, ThreeSF’s Rupture service is a social network for gamers. We expect this acquisition will enhance our ability to incorporate online social networking in our games.
The results of operations of Hands-On Mobile Korea and ThreeSF and the estimated fair market values of the acquired assets and assumed liabilities have been included in our Condensed Consolidated Financial Statements since the date of acquisition. The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed in connection with our acquisitions of Hands-On Mobile Korea and ThreeSF (in millions):

	Hands-On
	Mobile Korea	ThreeSF
Current Assets	$2	$1
Other long-term assets	—	1
Acquired in-process technology	1	1
Goodwill	22	9
Finite-lived intangibles	7	6
Liabilities	(2)	(3)

Total purchase price	$30	$15

Except for acquired in-process technology, which is discussed below, the acquired finite-lived intangible assets are being amortized on a straight-line basis over their estimated lives ranging from two to six years for Hands-On Mobile Korea and three to four years for ThreeSF. The intangible assets that make up that amount as of the date of the acquisition include:

	Hands-On Mobile Korea		ThreeSF
	Gross Carrying	Weighted-Average	Gross Carrying	Weighted-Average
	Amount	Useful Life	Amount	Useful Life
	(in millions)	(in years)	(in millions)	(in years)
Developed Technology	$2	3	$3	4
Other Intangibles	5	6	3	4

Total Finite-Lived Intangibles	$7	5	$6	4

For our Hands-On Mobile Korea acquisition, substantially all of the goodwill recognized upon acquisition is deductible for tax purposes. For our ThreeSF acquisition, none of the goodwill recognized upon acquisition is deductible for tax purposes. We expensed $1 million of acquired in-process technology in our Condensed Consolidated Statements of Operations upon consummation for each acquisition. Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have an alternative future use.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill information is as follows (in millions):

	As of		As of
	March 31,	Goodwill	June 30,
	2008	Acquired	2008
Goodwill	$1,152	$31	$1,183

Finite-lived intangibles consist of the following (in millions):

	As of June 30, 2008			As of March 31, 2008
	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles,	Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net	Amount	Amortization	Net
Developed and Core Technology	$239	$(103)	$136	$234	$(95)	$139
Carrier Contracts and Related	85	(41)	44	85	(36)	49
Trade Name	86	(33)	53	86	(30)	56
Subscribers and Other Intangibles	46	(20)	26	38	(17)	21

Total	$456	$(197)	$259	$443	$(178)	$265

Amortization of intangibles for the three months ended June 30, 2008 and 2007 was $18 million (of which $3 million was recognized as cost of goods sold) and $14 million (of which $7 million was recognized as cost of goods sold), respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the term of the related agreement, typically from two to twelve years. As of June 30, 2008 and March 31, 2008, the weighted-average remaining useful life for finite-lived intangible assets was approximately 5.0 years and 5.2 years, respectively.
As of June 30, 2008, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2009 (remaining nine months)	$55
2010	66
2011	58
2012	28
2013	14
Thereafter	38

Total	$259

(7) RESTRUCTURING
Restructuring information as of June 30, 2008 was as follows (in millions):

				Fiscal 2006 International
	Fiscal 2008 Reorganization			Publishing Reorganization
		Facilities-			Facilities-
	Workforce	related	Other	Workforce	related	Other	Total
Balances as of March 31, 2007	$—	$—	$—	$—	$9	$1	$10
Charges to operations	12	58	27	6	—	—	103
Charges utilized in cash	(11)	(3)	(22)	(6)	—	(1)	(43)
Charges utilized in non-cash	—	(55)	(1)	—	—	—	(56)

Balances as of March 31, 2008	1	—	4	—	9	—	14
Charges to operations	—	16	3	1	—	—	20
Charges utilized in cash	(1)	—	(6)	(1)	—	—	(8)
Charges utilized in non-cash	—	(16)	—	—	—	—	(16)

Balances as of June 30, 2008	$—	$—	$1	$—	$9	$—	$10

     Fiscal 2008 Reorganization
In June 2007, we announced a plan to reorganize our business into several new divisions, including four new “Labels”: EA SPORTSTM, EA Games, EA Casual Entertainment and The Sims. Each Label operates with dedicated studio and product marketing teams focused on consumer-driven priorities. The new structure is designed to streamline decision-making, improve global focus, and speed new ideas to market. In October 2007, our Board of Directors approved a plan of reorganization (“fiscal 2008 reorganization plan”) in connection with the reorganization of our business into four new Labels.
Since the inception of the fiscal 2008 reorganization plan through June 30, 2008, we incurred charges of $116 million, of which (1) $12 million were employee-related expenses, (2) $74 million related to the closure of our Chertsey, England and Chicago, Illinois facilities which included asset impairment and lease termination costs, and (3) $30 million related to other costs including other contract terminations as well as IT and consulting costs to assist in the reorganization of our business support functions. During the fourth quarter of fiscal 2008, we completed the closure of our Chertsey facility and consolidated our Chertsey operations and employees into our Guildford, England facility. Over the next 15 months, we expect to incur IT and consulting costs in connection with the reorganization of our business support functions. The restructuring accrual of $1 million as of June 30, 2008 related to our fiscal 2008 reorganization is expected to be utilized by September 30, 2008. This accrual is included in other accrued expenses presented in Note 9 of the Notes to Condensed Consolidated Financial Statements.
During fiscal 2008, we commenced marketing our facility in Chertsey, England for sale. Our reorganization charges include $66 million to write our Chertsey facility down to its estimated fair value (less costs to sell the property), $16 million of which was recognized during the three months ended June 30, 2008. We also reclassified the estimated fair value of the Chertsey facility from property and equipment, net, to other current assets as an asset held for sale on our Condensed Consolidated Balance Sheets during fiscal 2008.
In fiscal 2009, we anticipate incurring between $30 million and $40 million of restructuring charges related to the fiscal 2008 reorganization. Overall, including charges incurred through June 30, 2008, we expect to incur cash and non-cash charges between $140 million and $150 million by fiscal 2010. These charges will consist primarily of employee-related costs ($12 million), facility exit costs (approximately $80 million), as well as other reorganization costs including other contract terminations and IT and consulting costs to assist in the reorganization of our business support functions (approximately $50 million).
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
Since the inception of the restructuring plan, through June 30, 2008, we have incurred restructuring charges of approximately $36 million, of which $20 million was for employee-related expenses, $9 million for the closure of certain United Kingdom facilities, and $7 million in other costs. The restructuring accrual of $9 million as of June 30, 2008 related to our fiscal 2006 international publishing reorganization is expected to be utilized by March 2017. This accrual is included in other accrued expenses presented in Note 9 of the Notes to Condensed Consolidated Financial Statements.
In connection with our fiscal 2006 international publishing reorganization, in fiscal 2009, we expect to incur between $5 million and $10 million of restructuring charges. Overall, including $36 million of charges incurred through June 30, 2008, we expect to incur between $50 million and $55 million of restructuring charges in connection with our fiscal 2006 international publishing reorganization, substantially all of which will result in cash expenditures by 2017. These restructuring charges will consist primarily of employee-related relocation assistance (approximately $30 million), facility exit costs (approximately $15 million), as well as other reorganization costs (approximately $7 million).
(8) ROYALTIES AND LICENSES
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
Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of June 30, 2008 and March 31, 2008, approximately $12 million and $10 million, respectively, of minimum guaranteed royalty obligations are included in the royalty-related assets and liabilities tables below.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. We did not recognize any impairment charges during the three months ended June 30, 2008. During the three months ended June 30, 2007, we recognized impairment charges of less than $1 million.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of	As of
	June 30,	March 31,
	2008	2008
Other current assets	$116	$54
Other assets	40	62

Royalty-related assets	$156	$116

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

	As of	As of
	June 30,	March 31,
	2008	2008
Accrued and other current liabilities	$229	$200
Other liabilities	6	3

Royalty-related liabilities	$235	$203

In addition, as of June 30, 2008, we were committed to pay approximately $1,610 million to content licensors and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 11 of the Notes to Condensed Consolidated Financial Statements.
(9) BALANCE SHEET DETAILS
     Inventories
Inventories as of June 30, 2008 and March 31, 2008 consisted of (in millions):

	As of	As of
	June 30,	March 31,
	2008	2008
Raw materials and work in process	$7	$4
In-transit inventory	22	43
Finished goods	194	121

Inventories	$223	$168

     Property and Equipment, Net
Property and equipment, net, as of June 30, 2008 and March 31, 2008 consisted of (in millions):

	As of	As of
	June 30,	March 31,
	2008	2008
Computer equipment and software	$664	$643
Buildings	152	151
Leasehold improvements	130	131
Office equipment, furniture and fixtures	79	77
Land	11	11
Warehouse equipment and other	11	11
Construction in progress	13	14

	1,060	1,038
Less accumulated depreciation	(668)	(642)

Property and equipment, net	$392	$396

Depreciation expense associated with property and equipment amounted to $31 million for the three months ended June 30, 2008 and $30 million three months ended June 30, 2007.

     Accrued and Other Current Liabilities
Accrued and other current liabilities as of June 30, 2008 and March 31, 2008 consisted of (in millions):

	As of	As of
	June 30,	March 31,
	2008	2008
Accrued royalties	$229	$200
Other accrued expenses	198	199
Accrued compensation and benefits	148	189
Deferred net revenue (other)	78	73
Accrued income taxes	24	22

Accrued and other current liabilities	$677	$683

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, and licensing arrangements and other revenue for which revenue recognition criteria has not been met.
     Deferred Net Revenue (Packaged Goods and Digital Content)
Deferred net revenue (packaged goods and digital content) was $192 million as of June 30, 2008 and $387 million as of March 31, 2008. Deferred net revenue (packaged goods and digital content), includes the deferral of (1) the total net revenue from the sale of certain online-enabled packaged goods and PC digital downloads for which we do not have vendor-specific objective evidence of fair value (“VSOE”) for the online service we provide in connection with the sale of the software, and (2) revenue from the sale of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions”. We recognize revenue from sales of online-enabled software products for which we do not have VSOE for the online service on a straight-line basis over an estimated six month period beginning in the month after shipment. In addition, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis).
(10) INCOME TAXES
The tax rate reported for the three months ended June 30, 2008 is based on our projected annual effective tax rate for fiscal 2009, and also includes certain discrete tax charges recorded during the period. Our effective tax rates for the three months ended June 30, 2008 and 2007 were a tax expense of 8.1 percent and a tax benefit of 15.1 percent, respectively. The effective tax rate of 8.1 percent for the three months ended June 30, 2008 differs from the statutory rate of 35.0 percent primarily due to certain discrete tax charges recorded during the period related to our integration of VG Holding Corp. (“VGH”) which we acquired in our fourth quarter of fiscal 2008, the effect of non-U.S. operations, and non-deductible stock-based compensation. The effective rate for the three months ended June 30, 2008 differs from the same period in fiscal 2008 primarily due to the discrete tax charges recorded in the three months ended June 30, 2008 related to our integration of VGH, as well as differences in the effect of non-U.S. operations.
During the three months ended June 30, 2008, we recorded an increase in gross unrecognized tax benefits of $10 million. The total gross unrecognized tax benefit as of June 30, 2008 is $322 million, of which $267 million would affect our effective tax rate if recognized upon resolution of the uncertain tax positions. Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized as income tax expense in our Condensed Consolidated Statements of Operations. During the three months ended June 30, 2008 we recorded additional tax expense for gross interest and penalties of $5 million bringing the balance at June 30, 2008 to $60 million.
The Internal Revenue Service (“IRS”) has completed its field examination of our federal income tax returns for the fiscal years ending 1997 through 2003. As of June 30, 2008, the IRS had proposed, and we had agreed to, certain adjustments to these tax returns. The effects of these adjustments have been considered in estimating our future obligations for unrecognized tax benefits and are not expected to have a material impact on our financial position or results of operations. As of June 30, 2008, we had not agreed to certain other proposed adjustments for fiscal years ending 1997 through 2003, and those issues were pending resolution by the Appeals division of the IRS. Furthermore, the IRS is currently examining our federal income tax returns for the fiscal years ending 2004 and 2005. We are also under income tax examination in Canada for fiscal years 2004 and 2005. We remain subject to income tax examination in Canada for fiscal years after 1999, in France and the United Kingdom for fiscal years after 2004, in Germany for fiscal years after 2003, and in Switzerland for fiscal years after 2006.
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some of the issues under review by the IRS and Canadian taxing authorities could be resolved in the next 12 months, at this stage of the process it is not practicable to estimate a range of the potential change in the underlying unrecognized tax benefits with respect to these examinations. With respect to our other tax positions, we expect our unrecognized tax benefits to increase over the next 12 months primarily for current year tax positions.
(11) COMMITMENTS AND CONTINGENCIES
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
On May 26, 2006, the lessor extended its loan financing underlying the Phase One Lease with its lenders through July 2007, and on May 14, 2007, the lenders extended this financing again for an additional year through July 2008. On April 14, 2008, the lenders extended the financing for another year through July 2009, and modified certain definitions used in the covenants. On June 9, 2008, the Phase One Lease was amended to further modify certain definitions used in the covenants. At any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement. We account for the Phase One Lease arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended.
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
On May 26, 2006, the lessor extended the Phase Two Lease through July 2009 subject to early termination in the event the underlying loan financing between the lessor and its lenders is not extended. Concurrently with the extension of the lease, the lessor extended the loan financing underlying the Phase Two Lease with its lenders through July 2007. On May 14, 2007, the lenders extended this financing again for an additional year through July 2008. On April 14, 2008, the lenders extended the financing for another year through July 2009, and modified certain definitions used in the covenants. On June 9, 2008, the Phase Two Lease was amended to further modify certain definitions used in the covenants. At any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement. We account for the Phase Two Lease arrangement as an operating lease in accordance with SFAS No. 13, as amended.
We believe that, as of June 30, 2008, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.
The two lease agreements with KeyBank National Association described above require us to maintain certain financial covenants, as amended on June 9, 2008, shown below, all of which we were in compliance with as of June 30, 2008.

			Actual as of
Financial Covenants	Requirement		June 30, 2008
Consolidated Net Worth (in millions)	equal to or greater than	$2,430	$4,326
Fixed Charge Coverage Ratio	equal to or greater than	3.00	4.02
Total Consolidated Debt to Capital	equal to or less than	60%	5.4%
Quick Ratio	equal to or greater than	1.00	8.97
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
The following table summarizes our minimum contractual obligations and commercial commitments as of June 30, 2008 (in millions):

				Commercial
	Contractual Obligations			Commitments
		Developer/		Letter of Credit,
Fiscal Year		Licensor		Bank and
Ending March 31,	Leases (1)	Commitments (2)	Marketing	Other Guarantees	Total
2009 (remaining nine months)	$53	$201	$73	$5	$332
2010	55	224	45	—	324
2011	41	302	40	—	383
2012	31	148	38	—	217
2013	27	135	38	—	200
Thereafter	55	612	155	—	822

Total	$262	$1,622	$389	$5	$2,278

(1)	Lease commitments include contractual rental commitments of $13 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported in our Condensed Consolidated Balance Sheets as of June 30, 2008. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

(2)	Developer/licensor commitments include $12 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of June 30, 2008 because payment is not contingent upon performance by the developer or licensor.
The amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements.
In addition to what is included in the table above, as of June 30, 2008, we had a liability for unrecognized tax benefits and related interest totaling $382 million, of which approximately $69 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
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
(12) STOCK-BASED COMPENSATION
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

The assumptions used in the Black-Scholes valuation model to value our option grants were as follows:

	Stock Option Grants
	Three Months Ended
	June 30,
	2008	2007
Risk-free interest rate	3.3 - 3.8%	5.0 - 5.1%
Expected volatility	32 - 34%	31 - 37%
Weighted-average volatility	33%	32%
Expected term	4.4 years	4.4 years
Expected dividends	None	None
There were no ESPP shares valued during the three months ended June 30, 2008 and 2007.
Employee stock-based compensation expense recognized during the three months ended June 30, 2008 and 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and our employee stock purchase plan included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended
	June 30,
	2008	2007
Cost of goods sold	$1	$—
Marketing and sales	5	4
General and administrative	10	8
Research and development	34	16

Stock-based compensation expense	50	28
Benefit from income taxes	(9)	(5)

Stock-based compensation expense, net of tax	$41	$23

As of June 30, 2008, our total unrecognized compensation cost related to stock options was $199 million and is expected to be recognized over a weighted-average service period of 2.6 years. As of June 30, 2008, our total unrecognized compensation cost related to restricted stock, restricted stock units and notes payable in shares of common stock (collectively referred to as “restricted stock rights”) was $432 million and is expected to be recognized over a weighted-average service period of 2.3 years.
The following table summarizes our stock option activity for the three months ended June 30, 2008:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (in years)	(in millions)
Outstanding as of March 31, 2008	36,077	$43.32
Activity for the three months ended June 30, 2008:
Granted	2,383	47.92
Exercised	(929)	27.62
Forfeited, cancelled or expired	(817)	53.57

Outstanding as of June 30, 2008	36,714	43.79	6.2	$210

Exercisable as of June 30, 2008	22,998	39.47	4.8	$205

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2008 and 2007 was $15.61 and $17.19, respectively.
The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit grants discussed below, for the three months ended June 30, 2008:

	Restricted Stock	Weighted-
	Rights	Average Grant
	(in thousands)	Date Fair Value
Balance as of March 31, 2008	6,344	$52.22
Activity for the three months ended June 30, 2008:
Granted	1,634	47.61
Vested	(197)	50.05
Forfeited or cancelled	(163)	51.25

Balance as of June 30, 2008	7,618	51.31

The weighted-average grant date fair value of restricted stock rights is based on the quoted market value of our common stock on the date of grant. The weighted-average fair value of restricted stock rights granted during the three months ended June 30, 2008 and 2007 was $47.61 and $50.03, respectively.
The following table summarizes our performance-based restricted stock unit activity for the three months ended June 30, 2008:

	Performance-
	Based Restricted	Weighted-
	Stock Units	Average Grant
	(in thousands)	Date Fair Value
Balance as of March 31, 2008	691	$54.51
Activity for the three months ended June 30, 2008:
Granted	2,275	49.60
Vested	—	—
Forfeited or cancelled	—	—

Balance as of June 30, 2008	2,966	50.74

The weighted-average grant date fair value of performance-based restricted stock units is based on the quoted market value of our common stock on the date of grant. The weighted-average fair value of performance-based restricted stock units granted during three months ended June 30, 2008 was $49.60. There were no performance-based restricted stock units granted during the three months ended June 30, 2007.
During the three months ended June 30, 2008, there were no shares issued under our ESPP.
At our Annual Meeting of Stockholders, held on July 31, 2008, our stockholders approved amendments to the 2000 Equity Incentive Plan (the “Equity Plan”) to (a) increase the number of shares authorized for issuance under the Equity Plan by 2,185,000 shares, (b) replace the specific limitation on the number of shares that may be granted as restricted stock or restricted stock unit awards with an alternate method of calculating the number of shares remaining available for issuance under the Equity Plan, (c) add additional performance measurements for use in granting performance-based equity under the Equity Plan, and (d) extend the term of the Equity Plan for an additional ten years. Our stockholders also approved an amendment to the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) to (a) increase the number of shares authorized under the Purchase Plan by 1.5 million shares and (b) removed the ten-year term from the Purchase Plan.
(13) COMPREHENSIVE LOSS
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

The components of comprehensive loss for the three months ended June 30, 2008 and 2007 are summarized as follows (in millions):

	Three Months Ended
	June 30,
	2008	2007
Net loss	$(95)	$(132)

Other comprehensive income:
Change in unrealized gains (losses) on investments, net of tax expense (benefit) of $(3) and $18, respectively	(2)	48
Reclassification adjustment for losses realized on investments in net loss, net of tax expense of $0 in each period	5	—
Change in unrealized losses on derivative instruments, net of tax benefit of $0 in each period	(1)	—
Reclassification adjustment for (gains) losses realized on derivative instruments in net loss, net of tax (expense) benefit of $0 in each period	1	(1)
Foreign currency translation adjustments	—	20

Total other comprehensive income	3	67

Total comprehensive loss	$(92)	$(65)

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
(14) NET LOSS PER SHARE
As a result of our net loss for the three months ended June 30, 2008 and 2007, we have excluded certain stock awards from the diluted loss per share calculation as their inclusion would have been antidilutive. Had we reported net income for these periods, an additional 7 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share for both the three months ended June 30, 2008 and 2007.
Options to purchase 19 million and 16 million shares of common stock were excluded from the above computation of diluted shares for the three months ended June 30, 2008 and 2007, respectively, as their inclusion would have been antidilutive. For the three months ended June 30, 2008 and 2007, the weighted-average exercise price of these shares was $53.42 and $54.69 per share, respectively.
(15) SEGMENT INFORMATION
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
During the fourth quarter of fiscal 2008, we updated our financial systems such that, in addition to providing geographic information, we provide our CODM financial information based upon management’s new organizational structure (the “Label Structure”); that is, the EA Games, EA SPORTS, The Sims and EA Casual Entertainment businesses. In addition, our CODM now regularly receives separate financial information for four distinct businesses within the EA Casual Entertainment Label –

EA Mobile, POGO, Hasbro and Casual Entertainment. Accordingly in assessing performance and allocating resources, our CODM reviews the results of seven operating segments: EA Games; EA SPORTS; The Sims; POGO; EA Mobile, and Hasbro and Casual Entertainment. Due to their similar economic characteristics, products and distribution methods, EA Games, EA SPORTS, The Sims, POGO, Hasbro and Casual Entertainment’s results are aggregated into one Reportable Segment (the “Label segment”) as shown below. The remaining operating segments’ results are not material for separate disclosure in this format and are included in the reconciliation to consolidated operating loss below. In addition to assessing performance and allocating resources based on our operating segments as described herein, to a lesser degree, our CODM also continues to review results based on geographic performance.
The following table summarizes the financial performance of the Label segment and a reconciliation of the Label segment’s loss to our consolidated operating loss for the three months ended June 30, 2008 (in millions):

Three Months Ended
June 30, 2008
Label segment:
Net revenue	$538
Depreciation and amortization	(18)
Other expenses	(580)

Label segment loss	(60)

Reconciliation to consolidated operating loss:
Other:
Change in deferred net revenue (packaged goods and digital content)	195
Other net revenue	71
Depreciation and amortization	(31)
Other expenses	(272)

Consolidated operating loss	$(97)

Label segment loss differs from consolidated operating loss primarily due to the exclusion of (1) certain corporate and other functional costs that are not allocated to the Labels, (2) the deferral of certain net revenue related to packaged goods and digital content (see Note 9 of the Notes to Condensed Consolidated Financial Statements), and (3) the results of EA Mobile. Our CODM reviews assets on a consolidated basis and not on a segment basis. We have not provided our CODM comparable quarterly data for fiscal 2008 based on the new Label structure as it is not practical given our previous organizational structure nor are we able to make a reliable estimate of such quarterly information.
The following table summarizes the financial performance of our previous Publishing structure segments and a reconciliation of our Publishing segment’s profit to our consolidated operating loss for the three months ended June 30, 2007 (in millions):

Three Months Ended
June 30, 2007
Publishing segment:
Net revenue	$373
Depreciation and amortization	(5)
Other expenses	(254)

Publishing segment profit	114

Reconciliation to consolidated operating loss:
Other:
Change in deferred net revenue (packaged goods and digital content)	(36)
Other net revenue	58
Depreciation and amortization	(39)
Other expenses	(280)

Consolidated operating loss	$(183)

Publishing segment profit differs from consolidated operating loss primarily due to the exclusion of (1) substantially all of our research and development expense, as well as certain corporate functional costs that are not allocated to the publishing organizations, and (2) the deferral of certain net revenue related to packaged goods and digital content.
Information about our total net revenue by platform for the three months ended June 30, 2008 and 2007 is presented below (in millions):

	Three Months Ended
	June 30,
	2008	2007
Consoles
PLAYSTATION 3	$139	$13
Xbox 360	81	47
PlayStation 2	79	61
Wii	57	29
Xbox	—	3
Nintendo GameCube	—	1

Total Consoles	356	154
PC	86	89
Mobility
PSP	57	21
Wireless	44	33
Nintendo DS	21	25
Game Boy Advance	—	2

Total Mobility	122	81
Co-publishing and Distribution	191	39
Internet Services, Licensing and Other
Subscription Services	28	22
Licensing, Advertising and Other	21	10

Total Internet Services, Licensing and Other	49	32

Total Net Revenue	$804	$395

Information about our operations in North America, Europe and Asia for the three months ended June 30, 2008 and 2007 is presented below (in millions):

	North
	America	Europe	Asia	Total
Three months ended June 30, 2008
Net revenue from unaffiliated customers	$429	$329	$46	$804
Long-lived assets	1,628	178	28	1,834

Three months ended June 30, 2007
Net revenue from unaffiliated customers	$163	$204	$28	$395
Long-lived assets	1,150	266	10	1,426
Our direct sales to Wal-Mart Stores, Inc. and GameStop Corp. represented approximately 14 percent and 12 percent of total net revenue for the three months ended June 30, 2008, respectively. No single customer represented more than 10 percent of total net revenue during the three months ended June 30, 2007.
(16) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“SFAS No. 141(R)”), “Business Combinations”, which requires the recognition of assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree at the acquisition date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will have a material impact on our Condensed Consolidated Financial Statements for material acquisitions consummated on or after March 29, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”, which establishes new accounting and reporting standards for noncontrolling interests (e.g., minority interests) and for the deconsolidation of a subsidiary. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our Condensed Consolidated Financial Statements.
In December 2007, the FASB ratified Emerging Issues Task Force’s (“EITF”) consensus conclusion on EITF 07-01, “Accounting for Collaborative Arrangements”. EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. Under this conclusion, a participant to a collaborative arrangement should disclose information about the nature and purpose of its collaborative arrangements, the rights and obligations under the collaborative arrangements, the accounting policy for collaborative arrangements, and the income statement classification and amounts attributable to transactions arising from the collaborative arrangement between participants for each period an income statement is presented. EITF 07-01 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008 and requires retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date. While we have not yet completed our analysis, we do not anticipate the implementation of EITF 07-01 to have a material impact on our Condensed Consolidated Financial Statements.
In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. FSP FAS 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements”, for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of certain provisions of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. We do not expect the adoption of FSP FAS 157-2 to have a material impact on our Condensed Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 161 to have a material impact on our Condensed Consolidated Financial Statements.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and early adoption is prohibited. We are currently evaluating the impact FSP FAS 142-3 will have on our Condensed Consolidated Financial Statements.
(17) PROPOSED ACQUISITION OF TAKE-TWO INTERACTIVE SOFTWARE, INC. AND RELATED LINE OF CREDIT
On March 13, 2008, we commenced an unsolicited $26.00 per share cash tender offer for all of the outstanding shares of Take-Two Interactive Software, Inc., a Delaware corporation (“Take-Two”), for a total purchase price of approximately $2.1 billion. On April 18, 2008, we adjusted the purchase price in the cash tender offer to $25.74 per share following the approval by Take-Two stockholders of amendments to Take-Two’s Incentive Stock Plan, which would permit the issuance of additional shares of restricted stock to ZelnickMedia Corporation pursuant to its management agreement with Take-Two. The total aggregate purchase price for Take-Two did not change as a result of the adjustment to the per share purchase price in the tender offer. On

May 9, 2008, we received a commitment from certain financial institutions to provide us with up to $1.0 billion of senior unsecured term loan financing at any time until January 9, 2009, to be used to provide a portion of the funds for the offer and/or merger. We will be required to repay any funds we borrow under the term loan facility, plus accrued interest, on the earlier of (a) 364 days from the date on which we initially borrow the funds and (b) August 9, 2009. We have extended the expiration date of the tender offer until August 18, 2008. We intend to pay for the Take-Two shares and related transaction fees and expenses with internally available cash and borrowings under the term loan facility or other financing sources, which may be available to us in the future.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of June 28, 2008, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 28, 2008 and June 30, 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of March 29, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated May 23, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 29, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Mountain View, California
August 4, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. We use words such as “anticipate”, “believe”, “expect”, “intend”, “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed in this report under the heading “Risk Factors” in Part II, Item 1A, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 as filed with the Securities and Exchange Commission (“SEC”) on May 23, 2008 and in other documents we have filed with the SEC.
OVERVIEW
The following overview is a top-level discussion of our operating results as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three months ended June 30, 2008, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and the Condensed Consolidated Financial Statements and related notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 as filed with the SEC on May 23, 2008 and in other documents we have filed with the SEC.
     About Electronic Arts
We develop, market, publish and distribute video game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the Sony PlayStation® 2 and PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, handheld game players (such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™) and wireless devices. Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™, Need for Speed™ and POGO™). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Lord of the Rings and Harry Potter).
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
Through fiscal 2007, for accounting purposes, vendor-specific objective evidence of fair value (“VSOE”) existed for the online service. Accordingly, we allocated the revenue collected from the sale of the software product between the online service offered and the software product and recognized the amounts allocated to each element separately. However, starting in fiscal 2008, for accounting purposes, the required VSOE of fair value does not exist for the online service related to certain of our online-enabled software products. This prevents us from allocating and separately recognizing revenue related to the software product and the online service. Accordingly, starting in fiscal 2008, we began to recognize all of the revenue from the sale of our online-enabled software products for the PC, PlayStation 2, PLAYSTATION 3, Wii and PSP on a deferred basis over an estimated online service period, which we estimate to be six months beginning in the month after shipment. On a quarterly basis, the deferral amount will vary significantly depending upon the number of titles we release, the timing of their release, sales volume, returns and price protection provided for these online-enabled software products. In addition, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis), which inherently creates volatility in our reported gross profit percentages.
As of June 30, 2008 and March 31, 2008, we had an accumulated balance of $192 million and $387 million, respectively, of deferred net revenue related to online-enabled packaged goods and digital content, substantially all of which was driven by sales made during the six months ended June 30, 2008 and March 31, 2008, respectively.
     Financial Results
Total net revenue for the three months ended June 30, 2008 was $804 million, up $409 million as compared to the three months ended June 30, 2007. The recognition of deferred net revenue related to sales of packaged goods and digital content for the three months ended June 30, 2008 increased our reported net revenue by $195 million as compared to a decrease in reported net revenue of $36 million for the three months ended June 30, 2007. Net revenue was driven by Rock Band, FIFA 08, Need for Speed ProStreet, and Battlefield: Bad Company™.
Net loss for the three months ended June 30, 2008 was $95 million as compared to net loss of $132 million for the three months ended June 30, 2007. Diluted loss per share for the three months ended June 30, 2008 was $0.30 as compared to diluted loss per share of $0.42 for the three months ended June 30, 2007. Net loss decreased during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 primarily due to the $409 million increase in net revenue, which was driven by (1) an increase in the recognition of deferred net revenue related to certain of our online-enabled packaged goods and digital content products of $231 million and (2) increased sales of our games. This was partially offset by (1) an increase in cost of goods sold of $130 million, (2) an increase of $98 million in personnel-related costs, (3) $31 million higher income tax expense, (4) an increase of $28 million in external development costs due to a greater number of projects in development as compared to prior year, and (5) an increase of $26 million in marketing, advertising, and promotional expenses primarily to support the launch of new franchises and incremental spending on established franchises.
During the three months ended June 30, 2008, we used $291 million of cash in operating activities as compared to $192 million for the three months ended June 30, 2007. The increase in cash used in operating activities for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was primarily due to an increase in operating expenses paid resulting from an increase in personnel-related expenses and advertising and marketing costs.
     Management’s Overview of Historical and Prospective Business Trends
Transition to a New Generation of Consoles. Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. The current cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched their next-generation systems, the PLAYSTATION 3 and the Wii, respectively. During the three months ended June 30, 2008, the installed base of each of these systems continued to expand and, as a result, sales of our products for these systems have also increased significantly. At the same time, however, demand for video games for prior-generation systems, particularly the original Xbox and the Nintendo GameCube, has declined significantly. In fiscal 2009, we expect to significantly reduce the number of titles we develop and market for the prior-generation PlayStation 2, release only one title for the original Xbox and release no titles for the Nintendo GameCube. As a result, we expect our sales of video games for prior-generation systems will continue to decline. The decline in prior-generation product sales, particularly the PlayStation 2, may be greater or faster than we anticipate, and sales of products for the new platforms may be lower or increase more slowly than we anticipate. Moreover, we expect development costs for the new video game systems continue to be greater on a per-title basis than development costs for prior-generation video game systems. We expect research and development expenses to increase on an absolute basis in fiscal 2009 as compared to fiscal 2008 (although not necessarily as a percentage of net revenue).
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
Expansion of Mobile Platforms. Advances in mobile technology have resulted in a variety of new and evolving platforms for on-the-go interactive entertainment that appeal to a broader demographic of consumers. Our efforts to capitalize on the growth in mobile interactive entertainment are focused in two broad areas – packaged goods games for handheld game systems and downloadable games for wireless devices. We expect sales of games for handhelds and wireless devices to continue to be an important part of our business worldwide.
Acquisitions and Investments. We have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions, including acquisitions of companies, businesses, intellectual properties, and other assets. Since the beginning of fiscal 2008, we have announced and/or completed several acquisitions and investments, including:
•	In May 2008, we acquired ThreeSF, Inc. Based in San Francisco, California, ThreeSF’s Rupture service is a social network for gamers.

•	In May 2008, we acquired certain assets of Hands-On Mobile Inc. and its affiliates relating to its Korean Mobile games business based in Seoul, Korea.

•	In January 2008, we acquired VG Holding Corp. (“VGH”), owner of both BioWare Corp. and Pandemic Studios, LLC, which create action, adventure, and role-playing games. VGH was headquartered in Menlo Park, California. BioWare Corp. and Pandemic Studios are located in Edmonton, Canada; Los Angeles, California; Austin, Texas; and Brisbane, Australia.

•	In May 2007, we entered into a licensing agreement with and made a strategic equity investment in The9 Limited, a leading online game operator in China. The licensing agreement gives The9 exclusive publishing rights for EA SPORTS™ FIFA Online in mainland China.

•	In April 2007, we expanded our commercial agreements with and made strategic equity investments in Neowiz Corporation and a related online gaming company, Neowiz Games (we refer to Neowiz Corporation and Neowiz Games collectively as “Neowiz”). Based in Korea, Neowiz is an online media and gaming company with which we are currently partnering to launch EA SPORTS NBA Street Online in Asia.
In the fourth quarter of fiscal 2008, we announced a proposal to acquire all of the issued and outstanding shares of common stock of Take-Two Interactive Software, Inc. (“Take-Two”), for a total purchase price of approximately $2.1 billion (including fees and expenses). Take-Two’s Board of Directors has stated that our offer undervalues the company and is not in the best interests of Take-Two stockholders. If we were to acquire Take-Two, we expect the acquisition would have a material impact on our future financial position and results of operations and cash flows. Although the offer is not conditional upon any financing arrangements, our Board of Directors has authorized us to obtain additional financing, a portion of which may be used in part to fund the acquisition. There can be no assurance that we will acquire Take-Two.
International Operations and Foreign Currency Exchange Impact. International sales are a fundamental part of our business. Net revenue from international sales accounted for approximately 47 percent of our total net revenue during the first three months of fiscal 2009 and approximately 59 percent of our total net revenue during the first three months of fiscal 2008. Our international net revenue was primarily driven by sales in Europe and, to a much lesser extent, in Asia. Year-over-year, we estimate that foreign exchange rates had a favorable impact on our net revenue of $38 million, or 10 percent, for the three months ended June 30, 2008. We believe that in order to succeed internationally, it is important to locally develop content that is specifically directed toward local cultures and consumers.
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
     Revenue Recognition, Sales Returns, Allowances and Bad Debt Reserves
We derive revenue principally from sales of interactive software games designed for play on video game consoles (such as the PlayStation 2, PLAYSTATION 3, Xbox 360 and Wii), PCs and mobile platforms including handheld game players (such as the PSP and Nintendo DS), and wireless devices. We evaluate the recognition of revenue based on the criteria set forth in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. We evaluate and recognize revenue when all four of the following criteria are met:
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
Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report in each period. For example, for multiple element arrangements, we must make assumptions and judgments in order to (1) determine whether and when each element has been delivered, (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services, (3) determine whether VSOE exists for each undelivered element, and (4) allocate the total price among the various elements we must deliver. Changes to any of these assumptions or judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period. For example, in connection with some of our packaged goods product sales, we offer an online service without an additional fee. Prior to fiscal 2008, we were able to determine VSOE for the online service to be delivered; therefore, we were able to allocate the total price received from the combined product and online service sale between these two elements and recognize the related revenue separately. However, starting in fiscal 2008, VSOE does not exist for the online service to be delivered for certain platforms and all revenue from these transactions is recognized over the estimated online service period. More specifically, starting in fiscal 2008, we began to recognize the revenue from sales of certain online-enabled packaged goods on a straight-line basis over a six month period beginning in the month after shipment. Accordingly, this relatively small change (from having VSOE for the online service to no longer having VSOE) has had a significant effect on our reported results.
Determining whether a transaction constitutes an online game service transaction or a download of a product requires judgment and can be difficult. The accounting for these transactions is significantly different. Revenue from product downloads is generally recognized when the download occurs (assuming all other recognition criteria are met). Revenue from an online game service is recognized as the service is rendered. If the service period is not defined, we recognize the revenue over the estimated service period. Determining the estimated service period is inherently subjective and is subject to regular revision based on historical online usage.
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
In certain countries, from time to time, we decide to provide price protection for our products. When evaluating the adequacy of sales returns and price protection allowances, we analyze historical returns, current sell-through of distributor and retailer inventory of our products, current trends in retail and the video game segment, changes in customer demand and acceptance of our products, and other related factors. In addition, we monitor the volume of sales to our channel partners and their inventories, as substantial overstocking in the distribution channel could result in high returns or higher price protection costs in subsequent periods.
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
Assessment of Impairment of Assets. Current accounting standards require that we assess the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate the remaining value of the assets recorded on our Condensed Consolidated Balance Sheets is potentially impaired. In order to determine if a potential impairment has occurred, management must make various assumptions about the estimated fair value of the asset by evaluating future business prospects and estimated cash flows. For some assets, our estimated fair value is dependent upon predicting which of our products will be successful. This success is dependent upon several factors which are beyond our control, such as which operating platforms will be successful in the marketplace. Also, our revenue and earnings are dependent on our ability to meet our product release schedules.
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
Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of June 30, 2008 and March 31, 2008, approximately $12 million and $10 million, respectively, of minimum guaranteed royalty obligations had been recognized.
Each quarter, we also evaluate the future realization of our royalty-based assets as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. We did not recognize any impairment charges during the three months ended June 30, 2008. During the three months ended June 30, 2007, we recognized impairment charges of less than $1 million.
     Income Taxes
In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our uncertain tax positions in each jurisdiction where we operate. These estimates involve complex issues and require us to make judgments about the likely application of the tax law to our situation as well as with respect to other matters, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations. We are also required to make determinations of the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent that it is more likely than not that certain deferred tax assets will not be realized based on our estimation of future taxable income in each jurisdiction.
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
RESULTS OF OPERATIONS
Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2009 and 2008 contain 52 weeks and end on March 28, 2009 and March 29, 2008, respectively. Our results of operations for the three months ended June 30, 2008 and 2007 contain 13 weeks and ended on June 28, 2008 and June 30, 2007, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

Net Revenue
Net revenue consists of sales generated from (1) video games sold as packaged goods and designed for play on hardware consoles (such as the PlayStation 2, PLAYSTATION 3, Xbox 360 and Wii), PCs and handheld game players (such as the Sony PSP, Nintendo DS and Nintendo Game Boy Advance), (2) video games for wireless devices, (3) interactive online-enabled packaged goods, digital content, and online services associated with these games, (4) services in connection with some of our online games, (5) programming third-party web sites with our game content, (6) allowing other companies to manufacture and sell our products in conjunction with other products, and (7) advertisements on our online web pages and in our games.
During the three months ended June 30, 2008 and 2007, we recognized total net revenue of $804 million and $395 million, respectively. Our total net revenue during the three months ended June 30, 2008 and 2007 includes $309 million and $30 million recognized from sales of certain online-enabled packaged goods and digital content for which we were not able to objectively determine the fair value (as defined by U.S. Generally Accepted Accounting Principles for software sales) of a free online service that we provided in connection with the sale. During the three months ended June 30, 2008, our net revenue increased by $231 million as a result of the recognition of deferred revenue as compared to the same period a year ago.
From a geographical perspective, our total net revenue for the three months ended June 30, 2008 and 2007 was as follows (in millions):

	Three Months Ended June 30,					%
	2008		2007		Increase	Change

North America	$429	53%	$163	41%	$266	163%

Europe	329	41%	204	52%	125	61%
Asia	46	6%	28	7%	18	64%

International	375	47%	232	59%	143	62%

Total Net Revenue	$804	100%	$395	100%	$409	104%

     North America
For the three months ended June 30, 2008, net revenue in North America was $429 million, driven by Rock Band, Battlefield: Bad Company and Madden NFL 08.
Net revenue for the three months ended June 30, 2008 increased 163 percent, or $266 million, as compared to the three months ended June 30, 2007. The recognition of net revenue related to certain of our packaged goods and digital content sales increased our reported net revenue by $89 million during the three months ended June 30, 2008 as compared to a decrease in our reported net revenue of $8 million for the three months ended June 30, 2007. From an operational perspective, the increase in net revenue was driven by (1) a $118 million increase in net revenue from co-publishing and distribution titles (which includes the net recognition of $7 million of deferred net revenue), (2) a $51 million increase in net revenue from sales of titles for the PLAYSTATION 3 (which includes the net recognition of $26 million of deferred net revenue), (3) a $29 million increase in net revenue from sales of titles for the Xbox 360, (4) a $22 million increase in net revenue from sales of titles for the Wii (which includes the net recognition of $13 million of deferred net revenue), and (5) a $ 20 million increase in net revenue from sales of titles for the PlayStation 2 (which includes the net recognition of $26 million of deferred net revenue).
We continue to expect net revenue for North America to increase during fiscal 2009 as compared to fiscal 2008.
     Europe
For the three months ended June 30, 2008, net revenue in Europe was $329 million, driven by FIFA 08, Need for Speed ProStreet, and UEFA Euro 2008™. We estimate that foreign exchange (primarily the Euro and the British pound sterling) increased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $34 million, or 17 percent, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue increased by approximately $91 million, or 44 percent, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Net revenue for the three months ended June 30, 2008 increased 61 percent, or $125 million, as compared to the three months ended June 30, 2007. The recognition of net revenue related to certain of our packaged goods and digital content sales increased our reported net revenue by $95 million during the three months ended June 30, 2008 as compared to a decrease in our reported net revenue of $21 million for the three months ended June 30, 2007. From an operational perspective the increase in net revenue was driven by (1) a $67 million increase in net revenue from sales of titles for the PLAYSTATION 3 (which includes the net recognition of $45 million of deferred net revenue), (2) $32 million of net revenue from co-publishing and distribution titles (which includes the net recognition of $13 million of deferred net revenue), and (3) a $16 million increase in net revenue from sales of titles for the PSP (which includes the net recognition of $18 million of deferred net revenue).
We continue to expect net revenue for Europe to increase during fiscal 2009 as compared to fiscal 2008.
     Asia
For the three months ended June 30, 2008, net revenue in Asia was $46 million, driven by Need for Speed ProStreet, FIFA 08, and ARMY OF TWO™. We estimate that foreign exchange increased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $4 million, or 14 percent, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue increased by approximately $14 million, or 50 percent, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.
Net revenue for the three months ended June 30, 2008 increased 64 percent, or $18 million, as compared to the three months ended June 30, 2007. The recognition of net revenue related to certain of our packaged goods and digital content sales increased our reported net revenue by $11 million during the three months ended June 30, 2008 as compared to a decrease in our reported net revenue of $7 million for the three months ended June 30, 2007. From an operational perspective, the increase in net revenue was driven primarily by a $9 million increase in sales of titles for the PLAYSTATION 3 (which includes the net recognition of $7 million of deferred net revenue).
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
Cost of goods sold for the three months ended June 30, 2008 and 2007 were as follows (in millions):

June 30,	% of Net	June 30,	% of Net		Change as a % of Net
2008	Revenue	2007	Revenue	% Change	Revenue

$296	36.8%	$166	42.0%	78.3%	(5.2%)
During the three months ended June 30, 2008, cost of goods sold decreased by 5.2 percent as a percentage of total net revenue as compared to the three months ended June 30, 2007. This decrease was primarily due to the net recognition of $231 million of deferred net revenue related to certain online-enabled packaged goods and digital content in which the cost of goods sold related to these transactions was expensed in a previous period when the product was delivered. Overall, we estimate the revenue recognition positively impacted cost of goods sold as a percent of total net revenue by 15 percentage points. This decrease was partially offset by higher co-publishing and distribution costs of approximately 10 percentage points as a percentage of total net revenue primarily driven by sales of Rock Band, and, to a lesser extent, other co-publishing and distribution titles that have a lower gross profit percentage.

Although there can be no assurance, and our actual results could differ materially, in the short term we expect our gross profit as a percentage of total net revenue to increase in fiscal 2009 as compared to fiscal 2008 as a result of (1) a decrease in the change in deferred net revenue related to certain online-enabled packaged goods (we expense the cost of goods sold related to these transactions when delivered) and (2) a favorable mix of EA Studio revenue.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs and advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three months ended June 30, 2008 and 2007 were as follows (in millions):

June 30,	% of Net	June 30,	% of Net
2008	Revenue	2007	Revenue	$ Change	% Change

$128	16%	$82	21%	$46	56%
Marketing and sales expenses increased by $46 million, or 56 percent, during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. The increase was primarily due to (1) an increase of $26 million in marketing, advertising and promotional expenses primarily to support our launch of our new franchises and incremental spending on established franchises, as well as (2) a $16 million increase in personnel-related costs primarily resulting from an increase in headcount and incentive-based compensation.
We expect marketing and sales expenses to increase in absolute dollars in fiscal 2009 as compared to fiscal 2008 primarily due to higher advertising and marketing activity to support our titles.
General and Administrative
General and administrative expenses consist of personnel and related expenses for executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three months ended June 30, 2008 and 2007 were as follows (in millions):

June 30,	% of Net	June 30,	% of Net
2008	Revenue	2007	Revenue	$ Change	% Change

$84	10%	$71	18%	$13	18%
General and administrative expenses increased by $13 million, or 18 percent, during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. The increase was primarily due to an increase of $12 million in personnel-related costs primarily resulting from an increase in salaries, incentive-based compensation and stock-based compensation.
We expect general and administrative expenses to increase in absolute dollars in fiscal 2009 as compared to fiscal 2008 primarily due to an increase in personnel-related costs.
Research and Development
Research and development expenses consist of expenses incurred by our production studios for personnel-related costs, related overhead costs, contracted services, equipment depreciation and any impairment of prepaid royalties for pre-launch products. Research and development expenses for our online business include expenses incurred by our studios consisting of direct development and related overhead costs in connection with the development and production of our online games. Research and development expenses also include expenses associated with the development of web site content, software licenses and maintenance, network infrastructure and management overhead.

Research and development expenses for the three months ended June 30, 2008 and 2007 were as follows (in millions):

June 30,	% of Net	June 30,	% of Net
2008	Revenue	2007	Revenue	$ Change	% Change

$356	44%	$250	63%	$106	42%
Research and development expenses increased by $106 million, or 42 percent, during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. The increase was primarily due to (1) an increase of $52 million in additional personnel-related costs, partially resulting from our recent acquisition of VGH, (2) higher external development costs of $28 million due to a greater number of projects in development as compared to the prior year, (3) an increase of $18 million of incentive-based compensation due to the implementation of a new incentive-based bonus plan and related timing of the recognition of the expense, and (4) an increase in facilities-related expenses of $6 million to support our research and development functions worldwide.
We expect research and development expenses to increase in absolute dollars in fiscal 2009 as compared to fiscal 2008 primarily due to an increase in personnel-related costs and a greater number of titles in development.
Amortization of Intangibles
Amortization of intangibles for the three months ended June 30, 2008 and 2007 was as follows (in millions):

June 30,	% of Net	June 30,	% of Net
2008	Revenue	2007	Revenue	$ Change	% Change

$15	2%	$7	2%	$8	114%
Amortization of intangibles increased by $8 million, or 114 percent, during the three months ended June 30, 2008, as compared to three months ended June 30, 2007, primarily due to the amortization of intangibles related to our acquisition of VGH.
We expect amortization of intangible expenses to increase in fiscal 2009 as compared to fiscal 2008 primarily due to the amortization of intangibles related to our recent acquisition of VGH.
Acquired In-process Technology
Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have an alternative future use. Accordingly, upon consummation of an acquisition, we generally incur a charge for the related acquired in-process technology, as reflected in our Condensed Consolidated Statement of Operations. The development of the projects for which we incurred an acquired in-process technology charge in connection with our acquisition of VGH continued to be in-progress at June 30, 2008.
Restructuring Charges
Restructuring charges for the three months ended June 30, 2008 and 2007 were as follows (in millions):

June 30,	% of Net	June 30,	% of Net
2008	Revenue	2007	Revenue	$ Change	% Change

$20	2%	$2	1%	$18	900%
In connection with our fiscal 2008 reorganization, during the three months ended June 30, 2008, we incurred $20 million of reorganization charges including a $16 million facility-related impairment charge.

Losses on Strategic Investments
Losses on strategic investments for the three months ended June 30, 2008 and 2007 were as follows (in millions):

June 30,	% of Net	June 30,	% of Net
2008	Revenue	2007	Revenue	$ Change	% Change

$(6)	(1%)	$—	—	$(6)	N/A
During the three months ended June 30, 2008, we recognized $6 million of losses on strategic investments due to impairments with respect to certain of our marketable equity securities and other investments.
Interest and Other Income, Net
Interest and other income, net, for the three months ended June 30, 2008 and 2007 was as follows (in millions):

June 30,	% of Net	June 30,	% of Net
2008	Revenue	2007	Revenue	$ Change	% Change

$15	2%	$27	7%	$(12)	(44%)
During the three months ended June 30, 2008, interest and other income, net, decreased by $12 million, or 44 percent, as compared to the three months ended June 30, 2007, primarily due to a decrease in interest income resulting from lower yields on our cash, cash equivalent and short-term investment balances.
Income Taxes
Income tax expense (benefit) for the three months ended June 30, 2008 and 2007 was as follows (in millions):

June 30,	Effective	June 30,	Effective
2008	Tax Rate	2007	Tax Rate	% Change

$7	8.1%	$(24)	(15.1%)	129%
The tax expense reported for the three months ended June 30, 2008 is based on our projected annual effective tax rate for fiscal 2009, and also includes certain discrete tax charges recorded during the period. Our effective tax rates for the three months ended June 30, 2008 and 2007 were a tax expense of 8.1 percent and a tax benefit of 15.1 percent, respectively. The effective tax rate of 8.1 percent for the three months ended June 30, 2008 differs from the statutory rate of 35.0 percent primarily due to certain discrete tax charges recorded during the period related to our integration of VGH, the effect of non-U.S. operations, and non-deductible stock-based compensation. The effective tax rate for the three months ended June 30, 2008 differs from the same period in fiscal 2008 primarily due to the discrete tax charges recorded in the three months ended June 30, 2008 related to our integration of VGH, as well as differences in the effect of non-U.S. operations.
We currently expect our effective tax rate for the fiscal year 2009 to be 40 percent to 55 percent. However, the expected effective tax rate for the fiscal year is different from the tax rates in effect for the three months ended June 30, 2008 and will be dependent on our profitability for the remainder of the fiscal year. In addition, our effective tax rates for the remainder of fiscal 2009 and future periods will depend on a variety of factors, including changes in our business such as acquisitions and intercompany transactions, changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, as well as changes in, or termination of, our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile.
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

Impact of Recently Issued Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007) (“SFAS No. 141(R)”), “Business Combinations”, which requires the recognition of assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree at the acquisition date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will have a material impact on our Condensed Consolidated Financial Statements for material acquisitions consummated on or after March 29, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”, which establishes new accounting and reporting standards for noncontrolling interests (e.g., minority interests) and for the deconsolidation of a subsidiary. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our Condensed Consolidated Financial Statements.
In December 2007, the FASB ratified Emerging Issues Task Force’s (“EITF”) consensus conclusion on EITF 07-01, “Accounting for Collaborative Arrangements”. EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. Under this conclusion, a participant to a collaborative arrangement should disclose information about the nature and purpose of its collaborative arrangements, the rights and obligations under the collaborative arrangements, the accounting policy for collaborative arrangements, and the income statement classification and amounts attributable to transactions arising from the collaborative arrangement between participants for each period an income statement is presented. EITF 07-01 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008 and requires retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date. While we have not yet completed our analysis, we do not anticipate the implementation of EITF 07-01 to have a material impact on our Condensed Consolidated Financial Statements.
In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, “Effective Date of FASB Statement No. 157”. FSP FAS 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements”, for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of certain provisions of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. We do not expect the adoption of FSP FAS 157-2 to have a material impact on our Condensed Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 161 to have a material impact on our Condensed Consolidated Financial Statements.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and early adoption is prohibited. We are currently evaluating the impact FSP FAS 142-3 will have on our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	June 30,	March 31,	Increase /
(In millions)	2008	2008	(Decrease)
Cash and cash equivalents	$1,199	$1,553	$(354)
Short-term investments	748	734	14
Marketable equity securities	732	729	3

Total	$2,679	$3,016	$(337)

Percentage of total assets	46%	50%

	Three Months Ended
	June 30,		Increase /
(In millions)	2008	2007	(Decrease)
Cash used in operating activities	$(291)	$(192)	$(99)
Cash used in investing activities	(96)	(547)	451
Cash provided by financing activities	34	26	8
Effect of foreign exchange on cash and cash equivalents	(1)	5	(6)

Net decrease in cash and cash equivalents	$(354)	$(708)	$354

     Changes in Cash Flow
During the three months ended June 30, 2008, we used $291 million of cash in operating activities as compared to $192 million for the three months ended June 30, 2007. The increase in cash used in operating activities for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was primarily due to an increase in operating expenses paid resulting from an increase in personnel-related expenses and advertising and marketing costs.
For the three months ended June 30, 2008, we generated $135 million of cash proceeds from maturities and sales of short-term investments. Our primary use of cash in non-operating activities consisted of $158 million used to purchase short-term investments and $42 million used for acquisitions.
     Short-term investments and marketable equity securities
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2008, our short-term investments had gross unrealized gains of $4 million, or 1 percent of the total in short-term investments, and gross unrealized losses of $4 million, or 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.
Marketable equity securities increased to $732 million as of June 30, 2008, from $729 million as of March 31, 2008. This increase was primarily due to gross unrealized gains of $15 million offset by gross unrealized losses of $11 million in the fair value of our investments.

     Receivables, net
Our gross accounts receivable balances were $455 million and $544 million as of June 30, 2008 and March 31, 2008, respectively. The decrease in our accounts receivable balance was primarily due to lower sales volumes in the first quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008, which was expected as we traditionally have lower sales during our first fiscal quarter as compared to our fourth fiscal quarter. We expect our accounts receivable balance to increase during the three months ending September 30, 2008 based on our seasonal product release schedule. Reserves for sales returns, pricing allowances and doubtful accounts decreased in absolute dollars from $238 million as of March 31, 2008 to $186 million as of June 30, 2008. As a percentage of trailing nine month net revenue, reserves decreased from 7 percent as of March 31, 2008, to 5 percent as of June 30, 2008. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.
     Inventories
Inventories increased to $223 million as of June 30, 2008, from $168 million as of March 31, 2008, primarily as a result of an increase of $52 million of Rock Band inventory of which approximately $22 million was in-transit as of June 30, 2008. Other than Rock Band and NCAA Football 09, which was released in July 2008, no single title represented more than $6 million of inventory as of June 30, 2008.
     Other current assets and other assets
Other current assets increased to $292 million as of June 30, 2008, from $290 million as of March 31, 2008. Other assets decreased to $146 million as of June 30, 2008, from $157 million as of March 31, 2008. Other current assets and other assets combined decreased by $9 million primarily due to (1) a decrease in prepaid taxes of $24 million, (2) a $16 million facility-related impairment charge for a facility which is classified as an asset held for sale on our Condensed Consolidated Balance Sheets, and (3) a decrease in Value-Added Tax receivables of $15 million. These decreases were partially offset by an increase in prepaid royalties of $38 million.
     Accounts payable
Accounts payable decreased to $167 million as of June 30, 2008, from $229 million as of March 31, 2008, primarily due to lower inventory purchases during the first quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008 as a result of the seasonality of our business.
     Accrued and other current liabilities
Our accrued and other current liabilities decreased to $677 million as of June 30, 2008 from $683 million as of March 31, 2008. The decrease was primarily due to a $62 million decrease in accrued incentive-based compensation. This decrease was partially offset by (1) an increase of $28 million in royalties payable primarily due to sales of Rock Band and (2) a $21 million increase in other accrued compensation and benefits.
     Deferred income taxes, net
Our net deferred income tax asset position increased by $23 million as of June 30, 2008 as compared to March 31, 2008 primarily due to an increase of $21 million in deferred tax assets resulting from the tax benefit we recognized related to our operating loss during the three months ended June 30, 2008.
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

On March 13, 2008, we commenced an unsolicited $26.00 per share cash tender offer for all of the outstanding shares of Take-Two Interactive Software, Inc., a Delaware corporation (“Take-Two”), for a total purchase price of approximately $2.1 billion. On April 18, 2008, we adjusted the purchase price in the cash tender offer to $25.74 per share following the approval by Take-Two stockholders of amendments to Take-Two’s Incentive Stock Plan, which would permit the issuance of additional shares of restricted stock to ZelnickMedia Corporation pursuant to its management agreement with Take-Two. The total aggregate purchase price for Take-Two did not change as a result of the adjustment to the per share purchase price in the tender offer. On May 9, 2008, we received a commitment from certain financial institutions to provide us with up to $1.0 billion of senior unsecured term loan financing at any time until January 9, 2009, to be used to provide a portion of the funds for the offer and/or merger. We will be required to repay any funds we borrow under the term loan facility, plus accrued interest, on the earlier of (a) 364 days from the date on which we initially borrow the funds and (b) August 9, 2009. We have extended the expiration date of the tender offer until August 18, 2008. We intend to pay for the Take-Two shares and related transaction fees and expenses with internally available cash and borrowings under the term loan facility or other financing sources, which may be available to us in the future.
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
As of June 30, 2008, approximately $1,229 million of our cash, cash equivalents, short-term investments and marketable equity securities that was generated from operations was domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
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
The following table summarizes our minimum contractual obligations and commercial commitments as of June 30, 2008, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

				Commercial
	Contractual Obligations			Commitments
		Developer/		Letter of Credit,
Fiscal Year		Licensor		Bank and
Ending March 31,	Leases (1)	Commitments (2)	Marketing	Other Guarantees	Total

2009 (remaining nine months)	$53	$201	$73	$5	$332
2010	55	224	45	—	324
2011	41	302	40	—	383
2012	31	148	38	—	217
2013	27	135	38	—	200
Thereafter	55	612	155	—	822

Total	$262	$1,622	$389	$5	$2,278

(1)	See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information. Lease commitments include contractual rental commitments of $13 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported in our Condensed Consolidated Balance Sheets as of June 30, 2008. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

(2)	Developer/licensor commitments include $12 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of June 30, 2008 because payment is not contingent upon performance by the developer or licensor.
The amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements.
In addition to what is included in the table above, as of June 30, 2008, we had a liability for unrecognized tax benefits and related interest totaling $382 million, of which approximately $69 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

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
On May 26, 2006, the lessor extended its loan financing underlying the Phase One Lease with its lenders through July 2007, and on May 14, 2007, the lenders extended this financing again for an additional year through July 2008. On April 14, 2008, the lenders extended the financing for another year through July 2009, and modified certain definitions used in the covenants. On June 9, 2008, the Phase One Lease was amended to further modify certain definitions used in the covenants. At any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement. We account for the Phase One Lease arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended.
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
On May 26, 2006, the lessor extended the Phase Two Lease through July 2009 subject to early termination in the event the underlying loan financing between the lessor and its lenders is not extended. Concurrently with the extension of the lease, the lessor extended the loan financing underlying the Phase Two Lease with its lenders through July 2007. On May 14, 2007, the lenders extended this financing again for an additional year through July 2008. On April 14, 2008, the lenders extended the financing for another year through July 2009, and modified certain definitions used in the covenants. On June 9, 2008, the Phase Two Lease was amended to further modify certain definitions used in the covenants. At any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement. We account for the Phase Two Lease arrangement as an operating lease in accordance with SFAS No. 13, as amended.
We believe that, as of June 30, 2008, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.

The two lease agreements with KeyBank National Association described above require us to maintain certain financial covenants, as amended on June 9, 2008, shown below, all of which we were in compliance with as of June 30, 2008.

			Actual as of
Financial Covenants	Requirement		June 30, 2008
Consolidated Net Worth (in millions)	equal to or greater than	$2,430	$4,326
Fixed Charge Coverage Ratio	equal to or greater than	3.00	4.02
Total Consolidated Debt to Capital	equal to or less than	60%	5.4%
Quick Ratio	equal to or greater than	1.00	8.97
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
     Foreign Currency Exchange Rate Risk
Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into net revenue or operating expenses, as appropriate in the period when the forecasted transaction is recorded. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net, in our Condensed Consolidated Statements of Operations. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in revenue and operating expenses. As of June 30, 2008, we had foreign currency option contracts to purchase approximately $7 million in foreign currencies and to sell approximately $224 million of foreign currencies. As of June 30, 2008, these foreign currency option contracts outstanding had a total fair value of $3 million, included in other current assets.
Balance Sheet Hedging Activities. We use foreign exchange forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign exchange forward contracts are not designated as hedging instruments under SFAS No. 133 and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our Condensed Consolidated Balance Sheets, and gains and losses from changes in fair value are reported in interest and other income, net. The gains and losses on these forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated assets and liabilities, which are also reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign currency denominated asset or liability, in which case our results will be impacted. As of June 30, 2008, we had forward foreign exchange contracts to purchase and sell approximately $313 million in foreign currencies. Of this amount, $223 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $7 million to sell foreign currencies in exchange for British pounds sterling and $83 million to purchase foreign currencies in exchange for U.S. dollars. The fair value of our forward contracts was immaterial as of June 30, 2008.
The counterparties to these forward and option contracts are creditworthy multinational commercial banks; therefore, the risk of counterparty nonperformance is not considered to be material.
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2008, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in a potential loss in fair value of our option contracts used in cash flow hedging of $3 million in both scenarios. A hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses on our forward contracts used in balance sheet hedging of $28 million and $40 million, respectively, as of June 30, 2008. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in the same direction. Actual results may differ materially.

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
As of June 30, 2008 and March 31, 2008, our short-term investments were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of June 30, 2008 and March 31, 2008 (in millions):

	As of	As of
	June 30,	March 31,
	2008	2008
U.S. agency securities	$288	$266
Corporate bonds	225	231
U.S. Treasury securities	173	161
Asset-backed securities	50	64
Commercial paper	12	12

Total short-term investments	$748	$734

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of June 30, 2008, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			as of	Given an Interest Rate
(In millions)	Decrease of X Basis Points			June 30,	Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	2008	50 BPS	100 BPS	150 BPS

U.S. agency securities	$296	$293	$291	$288	$286	$283	$281
Corporate bonds	229	228	226	225	224	223	221
U.S. Treasury securities	177	176	174	173	171	169	168
Asset-backed securities	50	50	50	50	49	49	49
Commercial paper	12	12	12	12	12	12	12

Total short-term investments	$764	$759	$753	$748	$742	$736	$731

     Market Price Risk
The value of our equity investments in publicly traded companies is subject to market price volatility and foreign currency risk for investments denominated in foreign currencies. As of June 30, 2008 and March 31, 2008, our marketable equity securities were classified as available-for-sale and, consequently, were recorded in our Condensed Consolidated Balance Sheets at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $732 million and $729 million as of June 30, 2008 and March 31, 2008, respectively. In the three months ended June 30, 2008, we recognized an other-than-temporary impairment loss of $5 million.

At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of June 30, 2008, arising from changes in market prices plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given			Fair Value	Valuation of Securities Given
	an X Percentage Decrease			as of	an X Percentage Increase
(In millions)	in Each Stock’s Market Price			June 30,	in Each Stock’s Market Price
	(75%)	(50%)	(25%)	2008	25%	50%	75%
Marketable equity securities	$183	$366	$549	$732	$915	$1,098	$1,281

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
     Changes in internal control over financial reporting
During the quarter ended June 30, 2008, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We derive most of our revenue from the sale of products for play on video game hardware systems (which we also refer to as “platforms”) manufactured by third parties, such as Sony’s PlayStation 2, PLAYSTATION 3 and PlayStation Portable, Microsoft’s Xbox 360 and Nintendo’s Wii and DS. The success of our business is driven in large part by the commercial success and adequate supply of these video game hardware systems, our ability to accurately predict which systems will be successful in the marketplace, and our ability to develop commercially successful products for these systems. We must make product development decisions and commit significant resources well in advance of anticipated product ship dates. A platform for which we are developing products may not succeed or may have a shorter life cycle than anticipated. If consumer demand for the systems for which we are developing products is lower than our expectations, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our products, and our financial performance will be harmed. Alternatively, a system for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on meaningful revenue opportunities.
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
Our business is highly seasonal, with the highest levels of consumer demand and a significant percentage of our sales occurring in the December quarter. In addition, we seek to release many of our products in conjunction with specific events, such as the release of a related movie or the beginning of a sports season or major sporting event. If we miss these key selling periods for any reason, including product delays or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately. Likewise, if a key event to which our product release schedule is tied were to be delayed or cancelled, our sales would also suffer disproportionately. Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our products and the platforms for which they are developed, and the need to fine-tune our products prior to their release. We have experienced development delays for our products in the past, which caused us to push back release dates. In the future, any failure to meet anticipated production or release schedules would likely result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development expense, harm our profitability, and cause our operating results to be materially different than anticipated.
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
If we are unable to maintain or acquire licenses to include intellectual property owned by others in our games, or to maintain or acquire the rights to publish or distribute games developed by others, we will sell fewer hit titles and our revenue, profitability and cash flows will decline. Competition for these licenses may make them more expensive and reduce our profitability.
Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from major sports leagues and players’ associations. Similarly, many of our other hit franchises, such as The Godfather, Harry Potter and Lord of the Rings, are based on key film and literary licenses. In addition, one of our most successful products in fiscal 2008, Rock Band, was a game which we did not develop but for which we had acquired distribution rights. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our revenues and profitability will decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to licensors and developers, which could significantly increase our costs and reduce our profitability.
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
For the three months ended June 30, 2008, international net revenue comprised 47 percent of our total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. We use foreign exchange forward contracts to mitigate some foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) and, from time to time, foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities do not fully protect us from foreign currency fluctuations and, can themselves, result in losses. Accordingly, our results of operations, including our reported net revenue and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, particularly the Euro, British pound sterling and Canadian dollar.
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
We are also required to estimate what our tax obligations will be in the future. Although we believe our tax estimates are reasonable, the estimation process and applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. The tax laws’ treatment of software and internet-based transactions is particularly uncertain and in some cases ill-suited to address these kinds of transactions. Apart from an adverse resolution of these uncertainties, our effective tax rate also could be adversely affected by our profit level, by changes in our business or changes in our structure resulting from the reorganization of our business and operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, or changes in applicable tax laws as well as other factors. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and net income or loss could be materially affected.

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
As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC and national and international accounting standards bodies, the frequency of accounting policy changes may accelerate. For example, FASB Interpretations No. 48 has affected the way we account for income taxes and has had a material impact on our financial results. In addition, our adoption of SFAS
No. 141(R) will have a material impact on our Condensed Consolidated Financial Statements for material acquisitions consummated after March 28, 2009. Similarly, changes in accounting standards relating to stock-based compensation require us to recognize significantly greater expense than we had been recognizing prior to the adoption of the new standard. Likewise, policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. For example, we expect a more significant portion of our games will be online-enabled in the future and we could be required to recognize the related revenue over an extended period of time rather than at the time of sale. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue and taxes, could have a significant adverse effect on our reported results although not necessarily on our cash flows.
The majority of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.
During the three months ended June 30, 2008, approximately 70 percent of our United States sales were made to seven key customers. In Europe, our top ten customers accounted for approximately 27 percent of our sales in that territory during the three months ended June 30, 2008. Worldwide, we had direct sales to two customers, Wal-Mart Stores Inc. and GameStop Corp., which represented approximately 14 percent and 12 percent, respectively, of total net revenue for the three months ended June 30, 2008. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. Additionally, our receivables from these large customers increase significantly in the December quarter as they stock up for the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers.
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

Item 6. Exhibits
The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of, or incorporated by reference into, this report:

Exhibit
Number	Title

10.1	Fifth Omnibus Amendment (2000 Transaction), dated as of June 9, 2008 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, and KeyBank National Association, as Agent.

10.2	Fifth Omnibus Amendment (2001 Transaction), dated as of June 9, 2008 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, The Bank of Nova Scotia, as Documentation Agent and KeyBank National Association, as Agent.

10.3	Form of Performance-Based Restricted Stock Unit Agreement. (*)(1)

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K, filed May 21, 2008.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC. (Registrant)

/s/ Eric F. Brown

DATED:	Eric F. Brown
August 4, 2008	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2008
EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

10.1	Fifth Omnibus Amendment (2000 Transaction), dated as of June 9, 2008 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, and KeyBank National Association, as Agent.

10.2	Fifth Omnibus Amendment (2001 Transaction), dated as of June 9, 2008 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, The Bank of Nova Scotia, as Documentation Agent and KeyBank National Association, as Agent.

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.