Form 10-Q
period 2008-09-30
ELECTRONIC ARTS INC.
filed 2008-11-06
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 30, 2008, there were 320,880,968 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	September 30,	March 31,
(In millions, except par value data)	2008	2008 (a)

ASSETS

Current assets:
Cash and cash equivalents	$1,297	$1,553
Short-term investments	528	734
Marketable equity securities	640	729
Receivables, net of allowances of $168 and $238, respectively	547	306
Inventories	328	168
Deferred income taxes, net	246	145
Other current assets	249	290

Total current assets	3,835	3,925

Property and equipment, net	417	396
Goodwill	1,182	1,152
Other intangibles, net	240	265
Deferred income taxes, net	179	164
Other assets	109	157

TOTAL ASSETS	$5,962	$6,059

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$309	$229
Accrued and other current liabilities	801	683
Deferred net revenue (packaged goods and digital content)	424	387

Total current liabilities	1,534	1,299

Income tax obligations	289	319
Other liabilities	111	102

Total liabilities	1,934	1,720

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 321 and 318 shares issued and outstanding, respectively	3	3
Paid-in capital	2,034	1,864
Retained earnings	1,483	1,888
Accumulated other comprehensive income	508	584

Total stockholders’ equity	4,028	4,339

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,962	$6,059

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

(a)	Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(Unaudited)	September 30,		September 30,
(In millions, except per share data)	2008	2007	2008	2007

Net revenue	$894	$640	$1,698	$1,035
Cost of goods sold	557	395	853	561

Gross profit	337	245	845	474

Operating expenses:
Marketing and sales	197	164	325	246
General and administrative	92	84	176	155
Research and development	372	259	729	508
Amortization of intangibles	16	7	30	14
Acquired in-process technology	—	—	2	—
Certain abandoned acquisition-related costs	21	—	21	—
Restructuring charges	3	5	23	7

Total operating expenses	701	519	1,306	930

Operating loss	(364)	(274)	(461)	(456)
Losses on strategic investments	(34)	—	(40)	—
Interest and other income, net	7	32	23	58

Loss before benefit from income taxes	(391)	(242)	(478)	(398)
Benefit from income taxes	(81)	(47)	(73)	(70)

Net loss	$(310)	$(195)	$(405)	$(328)

Net loss per share:
Basic and Diluted	$(0.97)	$(0.62)	$(1.27)	$(1.05)
Number of shares used in computation:
Basic and Diluted	319	313	319	312
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(Unaudited)	September 30,
(In millions)	2008	2007

OPERATING ACTIVITIES
Net loss	$(405)	$(328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion, net	104	73
Stock-based compensation	103	67
Net losses (gains) on investments and sale of property and equipment	40	(1)
Non-cash restructuring charges	16	—
Acquired in-process technology	2	—
Change in assets and liabilities:
Receivables, net	(253)	(156)
Inventories	(163)	(39)
Other assets	18	(78)
Accounts payable	89	29
Accrued and other liabilities	119	(84)
Deferred income taxes, net	(122)	(111)
Deferred net revenue (packaged goods and digital content)	37	332

Net cash used in operating activities	(415)	(296)

INVESTING ACTIVITIES
Capital expenditures	(63)	(37)
Purchase of marketable equity securities and other investments	—	(277)
Proceeds from maturities and sales of short-term investments	510	1,391
Purchase of short-term investments	(313)	(1,209)
Acquisition of subsidiaries, net of cash acquired	(42)	—

Net cash provided by (used in) investing activities	92	(132)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	69	86
Excess tax benefit from stock-based compensation	16	31

Net cash provided by financing activities	85	117

Effect of foreign exchange on cash and cash equivalents	(18)	14

Decrease in cash and cash equivalents	(256)	(297)
Beginning cash and cash equivalents	1,553	1,371

Ending cash and cash equivalents	1,297	1,074
Short-term investments	528	1,102

Ending cash, cash equivalents and short-term investments	$1,825	$2,176

Supplemental cash flow information:
Cash paid during the period for income taxes	$11	$24

Non-cash investing activities:
Change in unrealized gains (losses) on investments, net	$(97)	$128

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
(2) FISCAL YEAR AND FISCAL QUARTER
Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2009 and 2008 contain 52 weeks and end on March 28, 2009 and March 29, 2008, respectively. Our results of operations for the three months ended September 30, 2008 and 2007 contain 13 weeks and ended on September 27, 2008 and September 29, 2007, respectively. Our results of operations for the six months ended September 30, 2008 and 2007 contain 26 weeks and ended on September 27, 2008 and September 29, 2007, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
(3) FAIR VALUE MEASUREMENTS
On April 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements", except as it applies to the nonfinancial assets and nonfinancial liabilities that are subject to Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, “Effective Date of FASB Statement No. 157”. These nonfinancial items include assets and liabilities such as a reporting unit measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. SFAS No. 157 establishes a three-tier hierarchy that draws a distinction between market participant assumptions based on (1) observable quoted prices in active markets for identical assets or liabilities (Level 1), (2) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (3) unobservable inputs that require us to use other valuation techniques to determine fair value (Level 3).

As of September 30, 2008, our financial assets and liabilities measured and recorded at fair value were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Financial	Observable	Unobservable
		Instruments	Inputs	Inputs
	As of
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$920	$920	$—	$—	Cash
Available-for-sale equity securities	640	640	—	—	Marketable equity securities
Available-for-sale fixed income securities	610	209	401	—	Short-term investments and cash equivalents
Other investments	8	—	8	—	Other assets
Foreign currency derivatives	4	—	4	—	Other current assets

Total assets at fair value	$2,182	$1,769	$413	$—

Our money market funds, available-for-sale fixed income and equity securities, and foreign currency derivatives are measured and recorded on a recurring basis. Other investments included in the table above were measured and recorded on a nonrecurring basis. During the three and six months ended September 30, 2008, we measured certain of our other investments at fair value due to various factors, including the extent and duration during which the fair value had been below cost.
Available-for-sale fixed income securities categorized as Level 1 consist of U.S. Treasury securities. Available-for-sale fixed income securities categorized as Level 2 include $158 million in corporate bonds, $112 million in U.S. agency securities, $96 million in commercial paper, and $35 million in asset-backed securities.
Our Level 1 financial instruments are valued using quoted prices in active markets for identical instruments. Our Level 2 financial instruments, including derivative instruments, are valued using quoted prices for identical instruments in less active markets or using other observable market inputs for comparable instruments. As of September 30, 2008, our Level 3 financial instruments were less than $1 million.
(4) FINANCIAL INSTRUMENTS
     Marketable Equity Securities
Our investments in marketable equity securities consist of investments in common stock of publicly traded companies.
During the three and six months ended September 30, 2008, we recognized impairment charges of $25 million and $30 million, respectively, with respect to our marketable equity securities. Due to various factors, including the extent and duration during which the market price had been below cost, we concluded the decline in value was other-than-temporary as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities”, as amended. The $25 million and $30 million impairments for the three and six months ended September 30, 2008, respectively, are included in losses on strategic investments on our Condensed Consolidated Statements of Operations.
As of September 30, 2008 and March 31, 2008, we had gross unrealized gains of $441 million and $501 million and gross unrealized losses of $3 million and $4 million, respectively, in our marketable equity security investments. Based on our review, we did not consider the investments with gross unrealized losses to be other-than-temporarily impaired as of September 30, 2008 or March 31, 2008. We evaluate our investments for impairment quarterly. If we conclude that an investment is other-than-temporarily impaired, we will recognize an impairment charge at that time.
     Other Investments
Our other investments, included in other assets on our Condensed Consolidated Balance Sheets, consist principally of non-voting preferred shares in two publicly traded companies. We account for these investments under the cost method as prescribed by Accounting Principles Board Opinion (“APB”) No. 18, as amended, “The Equity Method of Accounting for Investments in Common Stock”.

During the three and six months ended September 30, 2008, we recognized impairment charges of $9 million and $10 million, respectively, with respect to these investments. Due to various factors, including the extent and duration during which the fair value had been below cost, we concluded the decline in value was other-than-temporary. The $9 million and $10 million impairments for the three and six months ended September 30, 2008, respectively, are included in losses on strategic investments on our Condensed Consolidated Statements of Operations.
(5) BUSINESS COMBINATIONS
In May 2008, we acquired ThreeSF, Inc. Based in San Francisco, California, ThreeSF’s Rupture service is an online social network for gamers. Separately, in May 2008, we acquired certain assets of Hands-On Mobile Inc. and its affiliates relating to its Korean Mobile games business based in Seoul, Korea. These business combinations were completed for total cash consideration of approximately $45 million, including transaction costs. These acquisitions were not material to our Condensed Consolidated Balance Sheets and Statements of Operations. The results of operations and the preliminary estimated fair value of the acquired assets and assumed liabilities have been included in our Condensed Consolidated Financial Statements since the date of acquisition. See Note 6 for information regarding goodwill and other intangible assets.
(6) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill information is as follows (in millions):

				Effects of
	As of		Purchase	Foreign	As of
	March 31,	Goodwill	Accounting	Currency	September 30,
	2008	Acquired	Adjustments	Translation	2008

Goodwill	$1,152	$31	$1	$(2)	$1,182

Finite-lived intangibles consist of the following (in millions):

	As of September 30, 2008			As of March 31, 2008
	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles,	Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net	Amount	Amortization	Net

Developed and Core Technology	$238	$(111)	$127	$234	$(95)	$139
Trade Name	86	(38)	48	86	(30)	56
Carrier Contracts and Related	85	(45)	40	85	(36)	49
Subscribers and Other Intangibles	46	(21)	25	38	(17)	21

Total	$455	$(215)	$240	$443	$(178)	$265

Amortization of intangibles for the three and six months ended September 30, 2008 was $20 million (of which $4 million was recognized as cost of goods sold) and $37 million (of which $7 million was recognized as cost of goods sold), respectively. Amortization of intangibles for the three and six months ended September 30, 2007 was $14 million (of which $7 million was recognized as cost of goods sold) and $28 million (of which $14 million was recognized as cost of goods sold), respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the term of the related agreement, typically from two to twelve years. As of September 30, 2008 and March 31, 2008, the weighted-average remaining useful life for finite-lived intangible assets was approximately 4.9 years and 5.2 years, respectively.

As of September 30, 2008, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2009 (remaining six months)	$36
2010	66
2011	58
2012	28
2013	14
Thereafter	38

Total	$240

(7) RESTRUCTURING
Restructuring information as of September 30, 2008 was as follows (in millions):

				Fiscal 2006 International
	Fiscal 2008 Reorganization			Publishing Reorganization
		Facilities-			Facilities-
	Workforce	related	Other	Workforce	related	Other	Total
Balances as of March 31, 2007	$—	$—	$—	$—	$9	$1	$10
Charges to operations	12	58	27	6	—	—	103
Charges settled in cash	(11)	(3)	(22)	(6)	—	(1)	(43)
Charges settled in non-cash	—	(55)	(1)	—	—	—	(56)

Balances as of March 31, 2008	1	—	4	—	9	—	14
Charges to operations	—	16	5	2	—	—	23
Charges settled in cash	(1)	—	(8)	(2)	(1)	—	(12)
Charges settled in non-cash	—	(16)	—	—	—	—	(16)

Balances as of September 30, 2008	$—	$—	$1	$—	$8	$—	$9

     Fiscal 2008 Reorganization
In June 2007, we announced a plan to reorganize our business into several new divisions, including four new “Labels”: EA SPORTS™, EA Games, EA Casual Entertainment and The Sims. Each Label operates with dedicated studio and product marketing teams focused on consumer-driven priorities. The new structure is designed to streamline decision-making, improve global focus, and speed new ideas to market. In October 2007, our Board of Directors approved a plan of reorganization (“fiscal 2008 reorganization plan”) in connection with the reorganization of our business into four new Labels.
Since the inception of the fiscal 2008 reorganization plan through September 30, 2008, we have incurred charges of approximately $118 million, of which (1) $12 million were for employee-related expenses, (2) $74 million related to the closure of our Chertsey, England and Chicago, Illinois facilities, which included asset impairment and lease termination costs, and (3) $32 million related to other costs including other contract terminations as well as IT and consulting costs to assist in the reorganization of our business support functions. During the fourth quarter of fiscal 2008, we completed the closure of our Chertsey facility and consolidated our Chertsey operations and employees into our Guildford, England facility. The restructuring accrual of $1 million as of September 30, 2008 related to our fiscal 2008 reorganization is expected to be settled by December 31, 2008. This accrual is included in other accrued expenses presented in Note 9 of the Notes to Condensed Consolidated Financial Statements. In addition, over the next 12 months, we expect to incur IT and consulting costs in connection with the reorganization of our business support functions.
During fiscal 2008, we commenced marketing our facility in Chertsey, England for sale and reclassified the estimated fair value of the Chertsey facility from property and equipment, net, to other current assets as an asset held for sale on our Condensed Consolidated Balance Sheets. Our reorganization charges include $66 million to write our Chertsey facility down to its estimated fair value (less costs to sell the property), $16 million of which was recognized in the six months ended September 30, 2008. Although we continue to market our facility in Chertsey, England for sale, for accounting purposes, based on current market conditions, we have reclassified the estimated fair value of the Chertsey facility from other current assets as an asset held for sale to property and equipment, net, on our Condensed Consolidated Balance Sheets as of September 30, 2008.

During the remainder of fiscal 2009, we anticipate incurring between $8 million and $10 million of restructuring charges related to the fiscal 2008 reorganization. Overall, including charges incurred through September 30, 2008, we expect to incur cash and non-cash charges between $130 million and $135 million by fiscal 2010. These charges will consist primarily of employee-related costs ($12 million), facility exit costs (approximately $74 million), as well as other reorganization costs including other contract terminations and IT and consulting costs to assist in the reorganization of our business support functions (approximately $45 million).
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
Since the inception of the restructuring plan through September 30, 2008, we have incurred charges of approximately $37 million, of which (1) $21 million were for employee-related expenses, (2) $9 million related to the closure of certain United Kingdom facilities, and (3) $7 million in other costs. The restructuring accrual of $8 million as of September 30, 2008 related to our fiscal 2006 international publishing reorganization is expected to be utilized by March 2017. This accrual is included in other accrued expenses presented in Note 9 of the Notes to Condensed Consolidated Financial Statements.
During the remainder of fiscal 2009, we anticipate incurring approximately $3 million of restructuring charges related to the fiscal 2006 international publishing reorganization. Overall, including the charges incurred through September 30, 2008, we expect to incur between $50 million and $55 million of restructuring charges in connection with our fiscal 2006 international publishing reorganization, substantially all of which will result in cash expenditures by 2017. These restructuring charges will consist primarily of employee-related relocation assistance (approximately $30 million), facility exit costs (approximately $15 million), as well as other reorganization costs (approximately $7 million).
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
Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of September 30, 2008 and March 31, 2008, approximately $23 million and $10 million, respectively, of minimum guaranteed royalty obligations are included in the royalty-related assets and liabilities tables below.
Each quarter, we also evaluate the future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. During the three and six months ended September 30, 2008, we recognized an impairment charge of $5 million. We did not recognize any impairment charges during the three months ended September 30, 2007. During the six months ended September 30, 2007, we recognized impairment charges of less than $1 million.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of	As of
	September 30,	March 31,
	2008	2008
Other current assets	$104	$54
Other assets	44	62

Royalty-related assets	$148	$116

At any given time, depending on the timing of our payments to our co-publishing and/or distribution affiliates, content licensors and/or independent software developers, we recognize unpaid royalty amounts owed to these parties as either accounts payable or accrued liabilities. The current and long-term portions of accrued royalties, included in accrued and other current liabilities, as well as other liabilities, consisted of (in millions):

	As of	As of
	September 30,	March 31,
	2008	2008
Accrued and other current liabilities	$252	$200
Other liabilities	15	3

Royalty-related liabilities	$267	$203

In addition, as of September 30, 2008, we were committed to pay approximately $1,532 million to content licensors and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 11 of the Notes to Condensed Consolidated Financial Statements.
(9) BALANCE SHEET DETAILS
Inventories
Inventories as of September 30, 2008 and March 31, 2008 consisted of (in millions):

	As of	As of
	September 30,	March 31,
	2008	2008
Raw materials and work in process	$7	$4
In-transit inventory	28	43
Finished goods	293	121

Inventories	$328	$168

Property and Equipment, Net
Property and equipment, net, as of September 30, 2008 and March 31, 2008 consisted of (in millions):

	As of	As of
	September 30,	March 31,
	2008	2008
Computer equipment and software	$680	$643
Buildings	170	151
Leasehold improvements	131	131
Office equipment, furniture and fixtures	77	77
Land	20	11
Warehouse equipment and other	11	11
Construction in progress	14	14

	1,103	1,038
Less accumulated depreciation	(686)	(642)

Property and equipment, net	$417	$396

As of September 30, 2008, although we continue to market our facility in Chertsey, England for sale, for accounting purposes, based on current market conditions, we have reclassified the estimated fair value of the Chertsey facility from other current assets as an asset held for sale to property and equipment, net, on our Condensed Consolidated Balance Sheets.
Depreciation expense associated with property and equipment amounted to $29 million and $61 million for the three and six months ended September 30, 2008, respectively. Depreciation expense associated with property and equipment amounted to $31 million and $62 million for the three and six months ended September 30, 2007, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of September 30, 2008 and March 31, 2008 consisted of (in millions):

	As of	As of
	September 30,	March 31,
	2008	2008
Accrued royalties	$252	$200
Other accrued expenses	240	188
Accrued compensation and benefits	157	189
Deferred net revenue (other)	80	73
Accrued value added taxes	41	11
Accrued income taxes	31	22

Accrued and other current liabilities	$801	$683

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Packaged Goods and Digital Content)
Deferred net revenue (packaged goods and digital content) was $424 million as of September 30, 2008 and $387 million as of March 31, 2008. Deferred net revenue (packaged goods and digital content) includes the deferral of (1) the total net revenue from the sale of certain online-enabled packaged goods and PC digital downloads for which we do not have vendor-specific objective evidence of fair value (“VSOE”) for the online service we provide in connection with the sale of the software, (2) revenue from certain packaged goods sales of massively-multiplayer online role-playing games, and (3) revenue from the sale of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions”. We recognize revenue from sales of online-enabled packaged goods and PC digital downloads for which we do not have VSOE for the online service on a straight-line basis over an estimated six month period beginning in the month after shipment. However, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis).
(10) INCOME TAXES
The tax rate reported for the three and six months ended September 30, 2008 is based on our actual year-to-date effective tax rate for the six months ended September 30, 2008. Our effective tax rates for the three and six months ended September 30, 2008 were a tax benefit of 20.6 percent and 15.3 percent, respectively, compared to a tax benefit of 19.3 percent and 17.6 percent for the same periods in fiscal 2008. Because relatively small changes in our forecasted profitability for fiscal 2009 can significantly affect our estimated annual effective tax rate, we believe our year-to-date tax benefit rate of 15.3 percent is the most reliable estimate of our annual effective tax rate as of September 30, 2008. However, it is likely that the final effective tax rate for the year and subsequent quarters will likely be different than this rate, depending on a number of factors, including our profitability. The effective tax rates for the three and six months ended September 30, 2008 differ from the statutory rate of 35.0 percent primarily due to the effect of non-U.S. operations, non-deductible stock-based compensation, tax benefits related to the resolution of examinations by taxing authorities, and certain tax charges related to our integration of VGH, which we acquired in our fourth quarter of fiscal 2008. The effective tax rate for the three and six months ended September 30, 2008 differ from the same periods in fiscal 2008 primarily due to the tax charges related to VGH and tax benefits related to the resolution of tax examinations.
During the three and six months ended September 30, 2008, we recorded a decrease of $20 million and $10 million in gross unrecognized tax benefits, respectively. The total gross unrecognized tax benefits as of September 30, 2008 is $302 million, of which $269 million would affect our effective tax rate if recognized upon resolution of the uncertain tax positions. During the three months ended September 30, 2008, we recorded additional tax expense for gross interest and penalties of $4 million bringing the balance at September 30, 2008 to $63 million.
The Internal Revenue Service (“IRS”) has completed its field examination of our federal income tax returns for the fiscal years ending 1997 through 2005. As of September 30, 2008, the IRS had proposed, and we had agreed to, certain adjustments to these tax returns. As a result of these agreements, we recorded approximately $11 million of previously unrecognized tax benefits. The effects of these adjustments have been considered in estimating our future obligations for unrecognized tax benefits and are not expected to have a material impact on our future financial position or results of operations. As of September 30, 2008, we had not agreed to certain other proposed adjustments for fiscal years ending 1997 through 2005, and those issues are pending resolution by the Appeals division of the IRS. We are also under income tax examination in Canada for fiscal years 2004 and 2005. We remain subject to income tax examination in Canada for fiscal years after 1999, in France and the United Kingdom for fiscal years after 2004, in Germany for fiscal years after 2003, and in Switzerland for fiscal years after 2006.
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
The Emergency Economic Stabilization Act of 2008 (“EESA”) was passed by Congress and signed by the President on October 3, 2008. As part of the EESA, the Research & Development (“R&D”) Tax Credit was extended through 2009. The R&D Tax Credit had previously expired at the end of calendar 2007. EESA was enacted after September 30, 2008, and therefore the R&D Tax Credit is not included in the tax benefit for the three and six months ended September 30, 2008. The reinstatement of this tax credit will reduce our fiscal 2009 tax expense by approximately $12 million and will have a beneficial impact on our effective tax rate for the remainder of fiscal 2009.
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
We believe that, as of September 30, 2008, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.
The two lease agreements with KeyBank National Association described above require us to maintain certain financial covenants, as amended on June 9, 2008, shown below, all of which we were in compliance with as of September 30, 2008.

			Actual as of
Financial Covenants	Requirement		September 30, 2008
Consolidated Net Worth (in millions)	equal to or greater than	$2,430	$4,028
Fixed Charge Coverage Ratio	equal to or greater than	3.00	3.02
Total Consolidated Debt to Capital	equal to or less than	60%	5.8%
Quick Ratio	equal to or greater than	1.00	9.61

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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, and FAPL (Football Association Premier League Limited) (professional soccer); NASCAR (stock car racing); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter); New Line Productions and Saul Zaentz Company (The Lord of the Rings); Red Bear Inc. (John Madden); National Football League Properties and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); Viacom Consumer Products (The Godfather); ESPN (content in EA SPORTS games); Twentieth Century Fox Licensing and Merchandising (The Simpsons); and Hasbro, Inc. (a wide array of Hasbro intellectual properties). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements, and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below. During the three months ended September 30, 2008, we declined to exercise our option to invest in the Arena Football League.
The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2008 (in millions):

				Commercial
	Contractual Obligations			Commitments
		Developer/		Letter of Credit,
Fiscal Year		Licensor		Bank and
Ending March 31,	Leases (1)	Commitments (2)	Marketing	Other Guarantees	Total
2009 (remaining six months)	$35	$130	$32	$4	$201
2010	57	240	47	—	344
2011	42	290	39	—	371
2012	31	148	38	—	217
2013	25	135	38	—	198
Thereafter	55	612	155	—	822

Total	$245	$1,555	$349	$4	$2,153

(1)	Lease commitments include contractual rental commitments of $11 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported in our Condensed Consolidated Balance Sheets as of September 30, 2008.

(2)	Developer/licensor commitments include $23 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of September 30, 2008 because payment is not contingent upon performance by the developer or licensor.
The amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements.
In addition to what is included in the table above, as of September 30, 2008, we had a liability for unrecognized tax benefits and related interest totaling $365 million, of which approximately $69 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Legal proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our consolidated financial position or results of operations.
(12) STOCK-BASED COMPENSATION
We are required to estimate the fair value of share-based payment awards on the date of grant. We recognize compensation costs for stock-based payment transactions to employees based on their grant-date fair value over the service period for which such awards are expected to vest. The fair value of restricted stock units is determined based on the quoted price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our employee stock purchase plan (“ESPP”) is determined using the Black-Scholes valuation model. The determination of fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the Black-Scholes valuation calculation:
•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•	Expected volatility. We use a combination of historical stock price volatility and implied volatility computed based on the price of options publicly traded on our common stock for our expected volatility assumption.

•	Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

•	Expected dividends.
The assumptions used in the Black-Scholes valuation model to value our option grants and ESPP were as follows:

	Stock Option Grants				Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Risk-free interest rate	2.1 - 2.9%	4.2 - 4.4%	2.1 - 3.8%	4.2 - 5.1%	1.9 - 2.1%	4.2%	1.9 - 2.1%	4.2%
Expected volatility	33 - 34%	32 - 35%	32 - 34%	31 - 37%	35%	32 - 33%	35%	32 - 33%
Weighted-average volatility	34%	33%	33%	32%	35%	33%	35%	33%
Expected term	4.2 years	4.2 years	4.3 years	4.4 years	6-12 months	6-12 months	6-12 months	6-12 months
Expected dividends	None	None	None	None	None	None	None	None
Employee stock-based compensation expense recognized during the three and six months ended September 30, 2008 and 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and our employee stock purchase plan included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of goods sold	$—	$1	$1	$1
Marketing and sales	5	5	10	9
General and administrative	13	10	23	18
Research and development	35	22	69	39

Stock-based compensation expense	53	38	103	67
Benefit from income taxes	(12)	(8)	(21)	(13)

Stock-based compensation expense, net of tax	$41	$30	$82	$54

As of September 30, 2008, our total unrecognized compensation cost related to stock options was $182 million and is expected to be recognized over a weighted-average service period of 2.5 years. As of September 30, 2008, our total unrecognized compensation cost related to restricted stock, restricted stock units and notes payable in shares of common stock (collectively referred to as “restricted stock rights”) was $328 million and is expected to be recognized over a weighted-average service period of 2.1 years.
The following table summarizes our stock option activity for the six months ended September 30, 2008:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (in years)	(in millions)
Outstanding as of March 31, 2008	36,077	$43.32
Activity for the six months ended September 30, 2008:
Granted	2,664	47.63
Exercised	(2,002)	24.60
Forfeited, cancelled or expired	(1,452)	52.71

Outstanding as of September 30, 2008	35,287	44.32	5.8	$139

Exercisable as of September 30, 2008	23,157	40.95	4.6	$136

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options granted during the three and six months ended September 30, 2008 was $13.71 and $15.41, respectively. The weighted-average grant-date fair value of stock options granted during the three and six months ended September 30, 2007 was $17.17 and $17.19, respectively.
The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit grants discussed below, for the six months ended September 30, 2008:

	Restricted Stock	Weighted-
	Rights	Average Grant
	(in thousands)	Date Fair Value
Balance as of March 31, 2008	6,344	$52.22
Activity for the six months ended September 30, 2008:
Granted	1,919	47.30
Vested	(949)	51.12
Forfeited or cancelled	(336)	50.99

Balance as of September 30, 2008	6,978	51.08

The weighted-average grant date fair value of restricted stock rights is based on the quoted market value of our common stock on the date of grant. The weighted-average fair value of restricted stock rights granted during the three and six months ended September 30, 2008 was $45.52 and $47.30, respectively. The weighted-average fair value of restricted stock rights granted during the three and six months ended September 30, 2007 was $50.97 and $50.58, respectively.
The following table summarizes our performance-based restricted stock unit activity for the six months ended September 30, 2008:

	Performance-
	Based Restricted	Weighted-
	Stock Units	Average Grant
	(in thousands)	Date Fair Value
Balance as of March 31, 2008	691	$54.51
Activity for the six months ended September 30, 2008:
Granted	2,354	49.38
Vested	(54)	54.51
Forfeited or cancelled	(13)	54.51

Balance as of September 30, 2008	2,978	50.45

The weighted-average grant date fair value of performance-based restricted stock units is based on the quoted market value of our common stock on the date of grant. The weighted-average fair value of performance-based restricted stock units granted during the three and six months ended September 30, 2008 was $42.96 and $49.38, respectively. There were no performance-based restricted stock units granted during the three and six months ended September 30, 2007.
During the six months ended September 30, 2008 and 2007, we issued 519 thousand and 494 thousand shares, respectively, under the ESPP with an exercise price for purchase rights of $40.20 and $42.86, respectively. The estimated weighted-average fair value of purchase rights during the six months ended September 30, 2008 and 2007 was $12.20 and $14.69, respectively.
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

The components of comprehensive loss for the three and six months ended September 30, 2008 and 2007 are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(310)	$(195)	$(405)	$(328)

Other comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of tax expense (benefit) of $0, $(15), $(3) and $3, respectively	(92)	78	(94)	126
Reclassification adjustment for (gains) losses realized on investments in net loss, net of tax (expense) benefit of $0, $(1), $0 and $(1), respectively	25	(1)	30	(1)
Change in unrealized gains (losses) on derivative instruments, net of tax expense (benefit) of $0, $0, $0 and $1, respectively	5	(2)	4	(2)
Reclassification adjustment for (gains) losses realized on derivative instruments in net loss, net of tax (expense) benefit of $0, $0, $0 and $(1), respectively	—	—	1	(1)
Foreign currency translation adjustments	(17)	16	(17)	36

Total other comprehensive income (loss)	(79)	91	(76)	158

Total comprehensive loss	$(389)	$(104)	$(481)	$(170)

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
(14) NET LOSS PER SHARE
As a result of our net loss for the three and six months ended September 30, 2008, we have excluded certain stock awards from the diluted loss per share calculation as their inclusion would have been antidilutive. Had we reported net income for these periods, an additional 6 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share in each of the three and six month periods ended September 30, 2008.
As a result of our net loss for the three and six months ended September 30, 2007, we have excluded certain stock awards from the diluted loss per share calculation as their inclusion would have been antidilutive. Had we reported net income for these periods, an additional 7 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share in each of the three and six month periods ended September 30, 2007.
Options to purchase 25 million and 23 million shares of common stock were excluded from the computation of diluted shares for the three and six months ended September 30, 2008, respectively, as their inclusion would have been antidilutive. For the three and six months ended September 30, 2008, the weighted-average exercise price of these shares was $50.80 and $52.43 per share, respectively.
Options to purchase 18 million and 17 million shares of common stock were excluded from the computation of diluted shares for the three and six months ended September 30, 2007, respectively, as their inclusion would have been antidilutive. For the three and six months ended September 30, 2007, the weighted-average exercise price of these shares was $54.10 and $54.41 per share, respectively.
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
During the fourth quarter of fiscal 2008, we updated our financial systems such that, in addition to providing geographic information, we provide our CODM financial information based upon management’s new organizational structure (the “Label Structure”); that is, the EA Games, EA SPORTS, The Sims and EA Casual Entertainment businesses. In addition, our CODM now regularly receives separate financial information for four distinct businesses within the EA Casual Entertainment Label — EA Mobile, POGO, Hasbro and Casual Entertainment. Accordingly in assessing performance and allocating resources, our CODM reviews the results of seven operating segments: EA Games; EA SPORTS; The Sims; POGO; EA Mobile, and Hasbro and Casual Entertainment. Due to their similar economic characteristics, products and distribution methods, EA Games, EA SPORTS, The Sims, POGO, Hasbro and Casual Entertainment’s results are aggregated into one Reportable Segment (the “Label segment”) as shown below. The remaining operating segment’s results are not material for separate disclosure and are included in the reconciliation of label segment profit to consolidated operating loss below. In addition to assessing performance and allocating resources based on our operating segments as described herein, to a lesser degree, our CODM also continues to review results based on geographic performance.
The following table summarizes the financial performance of the Label segment and a reconciliation of the Label segment’s profit to our consolidated operating loss for the three and six months ended September 30, 2008 (in millions):

	Three Months Ended	Six Months Ended
	September 30, 2008	September 30, 2008
Label segment:
Net revenue	$1,050	$1,588
Depreciation and amortization	(17)	(35)
Other expenses	(890)	(1,470)

Label segment profit	143	83

Reconciliation to consolidated operating loss:
Other:
Change in deferred net revenue (packaged goods and digital content)	(232)	(37)
Other net revenue	76	147
Depreciation and amortization	(32)	(63)
Other expenses	(319)	(591)

Consolidated operating loss	$(364)	$(461)

Label segment profit differs from the consolidated operating loss primarily due to the exclusion of (1) certain corporate and other functional costs that are not allocated to the Labels, (2) the deferral of certain net revenue related to online-enabled packaged goods and digital content (see Note 9 of the Notes to Condensed Consolidated Financial Statements), and (3) the results of EA Mobile. Our CODM reviews assets on a consolidated basis and not on a segment basis. We have not provided our CODM comparable quarterly data for fiscal 2008 based on the new Label structure as it is not practical given our previous organizational structure nor are we able to make a reliable estimate of such quarterly information.

The following table summarizes the financial performance of our previous Publishing structure segments and a reconciliation of our Publishing segment’s profit to our consolidated operating loss for the three and six months ended September 30, 2007 (in millions):

	Three Months Ended	Six Months Ended
	September 30, 2007	September 30, 2007
Publishing segment:
Net revenue	$875	$1,248
Depreciation and amortization	(5)	(10)
Other expenses	(567)	(821)

Publishing segment profit	303	417

Reconciliation to consolidated operating loss:
Other:
Change in deferred net revenue (packaged goods and digital content)	(296)	(332)
Other net revenue	61	119
Depreciation and amortization	(40)	(80)
Other expenses	(302)	(580)

Consolidated operating loss	$(274)	$(456)

Publishing segment profit differs from consolidated operating loss primarily due to the exclusion of (1) substantially all of our research and development expense, as well as certain corporate functional costs that are not allocated to the publishing organizations and (2) the deferral of certain net revenue related to online-enabled packaged goods and digital content.
Information about our total net revenue by platform for the three and six months ended September 30, 2008 and 2007 is presented below (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Consoles
Xbox 360	$224	$218	$305	$265
PLAYSTATION 3	98	17	235	28
PlayStation 2	54	73	134	134
Wii	33	59	91	88
Xbox	1	12	1	15
Nintendo GameCube	—	3	—	5

Total Consoles	410	382	766	535
PC	88	79	173	169
Mobile Platforms
Wireless	47	38	90	71
Nintendo DS	43	47	64	73
PSP	36	21	95	41
Game Boy Advance	—	4	—	6

Total Mobile Platforms	126	110	249	191
Co-publishing and Distribution	214	33	404	72
Internet Services, Licensing and Other
Subscription Services	29	23	57	46
Licensing, Advertising and Other	27	13	49	22

Total Internet Services, Licensing and Other	56	36	106	68

Total Net Revenue	$894	$640	$1,698	$1,035

Information about our operations in North America, Europe and Asia for the three and six months ended September 30, 2008 and 2007 is presented below (in millions):

	North
	America	Europe	Asia	Total
Three months ended September 30, 2008
Net revenue from unaffiliated customers	$555	$301	$38	$894
Long-lived assets	1,607	204	28	1,839

Three months ended September 30, 2007
Net revenue from unaffiliated customers	$362	$246	$32	$640
Long-lived assets	1,144	272	10	1,426

Six months ended September 30, 2008
Net revenue from unaffiliated customers	$984	$630	$84	$1,698

Six months ended September 30, 2007
Net revenue from unaffiliated customers	$525	$451	$59	$1,035
Our direct sales to GameStop Corp. represented approximately 17 percent and 15 percent of total net revenue for the three and six months ended September 30, 2008, respectively, and approximately 15 percent and 13 percent of total net revenue for the three and six months ended September 30, 2007, respectively. Our direct sales to Wal-Mart Stores, Inc. represented approximately 13 percent of total net revenue for each of the three and six months ended September 30, 2008 and approximately 12 percent and 11 percent of total net revenue for the three and six months ended September 30, 2007, respectively. Our direct sales to Best Buy Co., Inc. represented approximately 10 percent of total net revenue for the three months ended September 30, 2008.
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

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. FSP FAS 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements”, for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of certain provisions of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. We do not expect the adoption of FSP FAS 157-2 to have a material impact on our Condensed Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133”. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our Condensed Consolidated Financial Statements.
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
In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No.45; and Clarification of the Effective Date of FASB Statement No.161”. FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP, which amend SFAS No. 133 and FIN No. 45, are effective for reporting periods (annual or interim) ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS No. 161. Disclosures required by SFAS No. 161 are effective for any reporting period (annual or interim) beginning after November 15, 2008. We do not expect the adoption of FSP FAS 133-1 and FIN 45-4 to have a material impact on our Condensed Consolidated Financial Statements.
(17) PROPOSED ACQUISITION OF TAKE-TWO INTERACTIVE SOFTWARE, INC. AND RELATED LINE OF CREDIT
On March 13, 2008, we commenced an unsolicited $26.00 per share cash tender offer for all of the outstanding shares of Take-Two Interactive Software, Inc., a Delaware corporation (“Take-Two”), for a total purchase price of approximately $2.1 billion. On April 18, 2008, we adjusted the purchase price in the cash tender offer to $25.74 per share following the approval by Take-Two stockholders of amendments to Take-Two’s Incentive Stock Plan, which would permit the issuance of additional shares of restricted stock to ZelnickMedia Corporation pursuant to its management agreement with Take-Two. The total aggregate purchase price for Take-Two did not change as a result of the adjustment to the per share purchase price in the tender offer. On May 9, 2008, we received a commitment from certain financial institutions to provide us with up to $1.0 billion of senior unsecured term loan financing at any time until January 9, 2009, to be used to provide a portion of the funds for the offer and/or merger. On August 18, 2008, we allowed the tender offer to expire without purchasing any shares of Take-Two and, on September 14, 2008, we announced that we had terminated discussions with, and would not be making a proposal to acquire, Take-Two. On September 26, 2008, pursuant to the terms of the funding, we received a notice from the financial institutions that had committed to provide us with the funding that, in light of our decision not to make a proposal to acquire Take-Two, their commitment to provide the funding had terminated. During the six months ended September 30, 2008, we incurred but had not yet recognized certain costs in our Condensed Consolidated Statements of Operations in connection with the abandoned acquisition of Take-Two. As a result of the terminated discussions, during the three months ended September 30, 2008, we recognized $21 million in related costs consisting of legal, banking and other consulting fees.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of September 27, 2008, and the related condensed consolidated statements of operations for the three-month and six-month periods ended September 27, 2008 and September 29, 2007, and the related condensed consolidated statement of cash flows for the six-month periods ended September 27, 2008 and September 29, 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
November 6, 2008

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
OVERVIEW
The following overview is a top-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and six months ended September 30, 2008, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and the Condensed Consolidated Financial Statements and related notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 as filed with the SEC on May 23, 2008 and in other documents we have filed with the SEC.
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
Special Note Regarding Deferred Net Revenue
The ubiquity of high-speed Internet access and the integration of network connectivity into new generation game consoles are expected to continue to increase demand for games with online-enabled features. To address this demand, many of our software products are developed with the ability to be connected to, and played via, the Internet. In order for consumers to participate in online communities and play against one another via the Internet, we (either directly or through outsourced arrangements with third parties) maintain servers, which support an online service we offer to consumers for activities such as matchmaking. In situations where we do not separately sell this online service, we account for the sale of the software product as a “bundle” sale, or multiple element arrangement, in which we sell both the software product and the online service for one combined price.
Through fiscal 2007, for accounting purposes, vendor-specific objective evidence of fair value (“VSOE”) existed for the online service. Accordingly, we allocated the revenue collected from the sale of the software product between the online service offered and the software product and recognized the amounts allocated to each element separately. However, starting in fiscal 2008, for accounting purposes, the required VSOE of fair value no longer existed for the online service related to certain of our online-enabled software products. This prevents us from allocating and separately recognizing revenue related to the software product and the online service. Accordingly, starting in fiscal 2008, we began to recognize all of the revenue from the sale of our online-enabled software products for the PC, PlayStation 2, PLAYSTATION 3, Wii and PSP on a deferred basis over an estimated online service period, which we estimate to be six months beginning in the month after shipment. On a quarterly basis, the deferral amount will vary significantly depending upon the number of titles we release, the timing of their release, sales volume, returns and price protection provided for these online-enabled software products. In addition, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis), which inherently creates volatility in our reported gross profit percentages.
As of September 30, 2008 and March 31, 2008, we had an accumulated balance of $424 million and $387 million, respectively, of deferred net revenue related to online-enabled packaged goods and digital content, substantially all of which was driven by sales made during the six months ended September 30, 2008 and March 31, 2008, respectively.
Three Months Ended September 30, 2008
Total net revenue for the three months ended September 30, 2008 was $894 million, up $254 million as compared to the three months ended September 30, 2007. The impact of deferrals related to sales of online-enabled packaged goods and digital content for the three months ended September 30, 2008 decreased our reported net revenue by $232 million as compared to a decrease of $296 million for the three months ended September 30, 2007. Net revenue was driven by Rock Band™, Madden NFL 09, and NCAA Football 09.
Net loss for the three months ended September 30, 2008 was $310 million as compared to a net loss of $195 million for the three months ended September 30, 2007. Diluted loss per share for the three months ended September 30, 2008 was $0.97 as compared to diluted loss per share of $0.62 for the three months ended September 30, 2007. Net loss increased during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 primarily as a result of (1) a $162 million increase in cost of goods sold, (2) a $92 million increase in personnel-related costs primarily as a result of increases in salaries, incentive-based compensation and stock-based compensation, (3) a $37 million increase in external development costs due to a greater number of projects in development as compared to the prior year, (4) a $34 million impairment charge related to our losses on strategic investments, (5) a decrease in interest and other income of $25 million primarily resulting from lower yields on our cash, cash equivalent and short-term investments, and (6) a charge of $21 million related to our decision not to pursue an acquisition of Take-Two. These were partially offset by (1) an increase of $254 million in net revenue due to increased sales of our games and (2) a $34 million higher income tax benefit.
During the six months ended September 30, 2008, we used $415 million of cash in operating activities as compared to $296 million for the six months ended September 30, 2007. The increase in cash used in operating activities for the six months ended September 30, 2008 as compared to the six months ended September 30, 2007 was primarily due to an increase in personnel-related expenses and advertising and marketing costs.
Management’s Overview of Historical and Prospective Business Trends
Economic Environment. As a result of the recent national and global economic downturn, overall consumer spending has declined. Retailers globally, and particularly in North America, appear to be taking a more conservative stance in ordering game inventory, particularly for older catalog titles (i.e., sales of games that were released in a previous quarter). Historically, our industry has been resilient to economic recessions with sales being significantly influenced by technology drivers such as the introduction and widespread consumer adoption of new video game consoles. While the installed base of the Xbox 360, the PLAYSTATION 3 and the Wii is expected to continue to grow significantly, we are cautious about our sales in the near term, and in particular, for the upcoming holiday season.
Transition to a New Generation of Consoles. Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. The current cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched their next-generation systems, the PLAYSTATION 3 and the Wii, respectively. During the three months ended September 30, 2008, the installed base of each of these systems continued to expand and, as a result, sales of our products for these systems have also increased significantly. At the same time, however, demand for video games for prior-generation systems, particularly the original Xbox and the Nintendo GameCube, has declined significantly. In fiscal 2009, we expect to significantly reduce the number of titles we develop and market for the prior-generation PlayStation 2, release only one title for the original Xbox and do not expect to release any titles for the Nintendo GameCube. As a result, we expect our sales of video games for prior-generation systems will continue to decline. The decline in prior-generation product sales, particularly the PlayStation 2, may be greater or faster than we anticipate, and sales of products for the new platforms may be lower or increase more slowly than we anticipate. Moreover, we expect development costs for the new video game systems to continue to be greater on a per-title basis than development costs for prior-generation video game systems. We expect research and development expenses to increase on an absolute basis in fiscal 2009 as compared to fiscal 2008 (although not necessarily as a percentage of net revenue).
Online. Today, we generate net revenue from a variety of online products and services, including casual games and downloadable content marketed under our Pogo brand, massively-multiplayer online role-playing games (such as Warhammer® Online: Age of Reckoning™, Ultima Online™, and Dark Age of Camelot®), PC-based downloadable content and online-enabled packaged goods. We intend to make significant investments in online products, infrastructure and services and believe that online gameplay will become an increasingly important part of our business in the long term.
Mobile Platforms. Advances in mobile technology have resulted in a variety of new and evolving platforms for on-the-go interactive entertainment that appeal to a broader demographic of consumers. Our efforts in mobile interactive entertainment are focused in two broad areas – packaged goods games for handheld game systems and downloadable games for wireless devices. We expect sales of games for handhelds and wireless devices to continue to be an important part of our business worldwide.
Acquisitions and Investments. We have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions, including acquisitions of companies, businesses, intellectual properties, and other assets. Since the beginning of fiscal 2008, we have announced and/or completed several acquisitions and investments, including:
•	In May 2008, we acquired ThreeSF, Inc. Based in San Francisco, California, ThreeSF’s Rupture service is an online social network for gamers.

•	In May 2008, we acquired certain assets of Hands-On Mobile Inc. and its affiliates relating to its Korean Mobile games business based in Seoul, Korea.

•	In January 2008, we acquired VG Holding Corp. (“VGH”), owner of both BioWare Corp. and Pandemic Studios, LLC, which create action, adventure, and role-playing games. BioWare Corp. and Pandemic Studios are located in Edmonton, Canada; Los Angeles, California; Austin, Texas; and Brisbane, Australia. The development of the projects for which we incurred an acquired-in-process technology charge in connection with the acquisition continued to be in-progress at September 30, 2008.

•	In May 2007, we entered into a licensing agreement with and made a strategic equity investment in The9 Limited, a leading online game operator in China. The licensing agreement gives The9 exclusive publishing rights for EA SPORTS™ FIFA Online in mainland China.

•	In April 2007, we expanded our commercial agreements with and made strategic equity investments in Neowiz Corporation and a related online gaming company, Neowiz Games (we refer to Neowiz Corporation and Neowiz Games collectively as “Neowiz”). Based in Korea, Neowiz is an online media and gaming company with which we are currently partnering to launch EA SPORTS NBA STREET Online in Asia.
On March 13, 2008, we commenced an unsolicited $26.00 per share cash tender offer for all of the outstanding shares of Take-Two Interactive Software, Inc., a Delaware corporation (“Take-Two”), for a total purchase price of approximately $2.1 billion. On August 18, 2008, we allowed the tender offer to expire without purchasing any shares of Take-Two and, on September 14, 2008, we announced that we had terminated discussions with, and would not be making a proposal to acquire, Take-Two. During the six months ended September 30, 2008, we incurred but had not yet recognized certain costs in our Condensed Consolidated Statements of Operations in connection with the abandoned acquisition of Take-Two. As a result of the terminated discussions, during the three months ended September 30, 2008, we recognized $21 million in related costs consisting of legal, banking and other consulting fees.
International Operations and Foreign Currency Exchange Impact. International sales are a fundamental part of our business. Net revenue from international sales accounted for approximately 42 percent of our total net revenue during the first six months of fiscal 2009 and approximately 49 percent of our total net revenue during the first six months of fiscal 2008. Our international net revenue was primarily driven by sales in Europe and, to a much lesser extent, in Asia. We believe that in order to succeed internationally, it is important to locally develop content that is specifically directed toward local cultures and consumers. Year-over-year, we estimate that foreign exchange rates had a favorable impact on our net revenue of $59 million, or 6 percent, for the six months ended September 30, 2008. During October 2008, the U.S. dollar grew stronger against other currencies, including the Euro and the British pound sterling. If the U.S. dollar continues to strengthen against these currencies, then foreign exchange rates may have an unfavorable impact on our net revenue.
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
Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report in each period. For example, for multiple element arrangements, we must make assumptions and judgments in order to (1) determine whether and when each element has been delivered, (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services, (3) determine whether VSOE exists for each undelivered element, and (4) allocate the total price among the various elements we must deliver. Changes to any of these assumptions or judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period. For example, in connection with some of our packaged goods product sales, we offer an online service without an additional fee. Prior to fiscal 2008, we were able to determine VSOE for the online service to be delivered; therefore, we were able to allocate the total price received from the combined product and online service sale between these two elements and recognize the related revenue separately. However, starting in fiscal 2008, VSOE no longer existed for the online service to be delivered for certain platforms and all revenue from these transactions is recognized over the estimated online service period. More specifically, starting in fiscal 2008, we began to recognize the revenue from sales of certain online-enabled packaged goods on a straight-line basis over a six month period beginning in the month after shipment. Accordingly, this relatively small change (from having VSOE for the online service to no longer having VSOE) has had a significant effect on our reported results.
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
There are various valuation techniques used to estimate fair value. These include (1) the market approach where market transactions for identical or comparable assets or liabilities are used to determine the fair value, (2) the income approach, which uses valuation techniques to convert future amounts (for example, future cash flows or future earnings) to a single present amount, and (3) the cost approach, which is based on the amount that would be required to replace an asset. For many of our fair value estimates, including our estimates of the fair value of acquired intangible assets, acquired in-process technology and equity instruments granted for services, we use the income approach. Using the income approach requires the use of financial models, which require us to make various estimates including, but not limited to (1) the potential future cash flows for the asset, liability or equity instrument being measured, (2) the timing of receipt or payment of those future cash flows, (3) the time value of money associated with the delayed receipt or payment of such cash flows, and (4) the inherent risk associated with the cash flows (risk premium). Making these cash flow estimates are inherently difficult and subjective, and, if any of the estimates used to determine the fair value using the income approach turns out to be inaccurate, our financial results may be negatively impacted. Furthermore, relatively small changes in many of these estimates can have a significant impact to the estimated fair value resulting from the financial models or the related accounting conclusion reached. For example, a relatively small change in the estimated fair value of an asset may change a conclusion as to whether an asset is impaired.
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
Assessment of Impairment of Assets. Current accounting standards require that we assess the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate the remaining value of the assets recorded on our Condensed Consolidated Balance Sheets is potentially impaired. In order to determine if a potential impairment has occurred, management must make various assumptions about the estimated fair value of the asset by evaluating future business prospects and estimated cash flows. For some assets, our estimated fair value is dependent upon predicting which of our products will be successful. This success is dependent upon several factors, which are beyond our control, such as which operating platforms will be successful in the marketplace. Also, our revenue and earnings are dependent on our ability to meet our product release schedules.
Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” requires at least an annual assessment for impairment of goodwill by applying a fair-value-based test. Application of the goodwill impairment test requires judgment, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Determining the estimated fair value for each reporting unit could be materially affected by changes in estimates and assumptions, which could trigger impairment.
Stock-Based Compensation. We are required to estimate the fair value of share-based payment awards on the date of grant. The estimated fair value of stock options and stock purchase rights granted pursuant to our employee stock purchase plan is determined using the Black-Scholes valuation model, which requires us to make certain assumptions about the future. Determining the estimated fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the term of the award. We estimated the following key assumptions for the Black-Scholes valuation calculation:
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
Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of goods sold generally at the greater of the contractual rate or an effective royalty rate based on the total projected net revenue. Significant judgment is required to estimate the effective royalty rate for a particular contract. Because the computation of effective royalty rates requires us to project future revenue, it is inherently subjective as our future revenue projections must anticipate a number of factors, including (1) the total number of titles subject to the contract, (2) the timing of the release of these titles, (3) the number of software units we expect to sell, which can be impacted by a number of variables, including product quality and competition, and (4) future pricing. Determining the effective royalty rate for our titles is particularly challenging due to the inherent difficulty in predicting the popularity of entertainment products. Accordingly, if our future revenue projections change, our effective royalty rates would change, which could impact the royalty expense we recognize. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally made in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed to research and development over the development period as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold.
Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of September 30, 2008 and March 31, 2008, approximately $23 million and $10 million, respectively, of minimum guaranteed royalty obligations had been recognized.
Each quarter, we also evaluate the future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. During the three and six months ended September 30, 2008, we recognized an impairment charge of $5 million. We did not recognize any impairment charges during the three months ended September 30, 2007. During the six months ended September 30, 2007, we recognized impairment charges of less than $1 million.
Income Taxes
In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our uncertain tax positions in each jurisdiction where we operate. These estimates involve complex issues and require us to make judgments about the likely application of the tax law to our situation, as well as with respect to other matters, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations. We are also required to make determinations of the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent that it is more likely than not that certain deferred tax assets will not be realized based on our estimation of future taxable income in each jurisdiction.
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
RESULTS OF OPERATIONS
Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2009 and 2008 contain 52 weeks and end on March 28, 2009 and March 29, 2008, respectively. Our results of operations for the three months ended September 30, 2008 and 2007 contain 13 weeks and ended on September 27, 2008 and September 29, 2007, respectively. Our results of operations for the six months ended September 30, 2008 and 2007 contain 26 weeks and ended on September 27, 2008 and September 29, 2007, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
During the three and six months ended September 30, 2008, we recognized total net revenue of $894 million and $1,698 million, respectively. Our total net revenue during the three and six months ended September 30, 2008 includes $171 million and $480 million, respectively, recognized from sales of certain online-enabled packaged goods and digital content for which we were not able to objectively determine the fair value (as defined by U.S. Generally Accepted Accounting Principles for software sales) of a free online service that we provided in connection with the sale. When we refer to deferral of net revenue in this “Net Revenue” section, we mean the deferral of (1) the total net revenue from the sale of certain online-enabled packaged goods and PC digital downloads for which we do not have VSOE for the online service we provide in connection with the sale of the software, (2) revenue from certain packaged good sales of massively-multiplayer online role-playing games, and (3) revenue from the sale of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions”. During the three and six months ended September 30, 2008, we deferred the recognition of $232 million and $37 million, respectively, of net revenue as compared to the deferral of $296 million and $332 million, respectively, of net revenue during the three and six months ended September 30, 2007.

From a geographical perspective, our total net revenue for the three and six months ended September 30, 2008 and 2007 was as follows (in millions):

	Three Months Ended September 30,					%
	2008		2007		Increase	Change
North America	$555	62%	$362	57%	$193	53%

Europe	301	34%	246	38%	55	22%
Asia	38	4%	32	5%	6	19%

International	339	38%	278	43%	61	22%

Total Net Revenue	$894	100%	$640	100%	$254	40%

	Six Months Ended September 30,					%
	2008		2007		Increase	Change
North America	$984	58%	$525	51%	$459	87%

Europe	630	37%	451	43%	179	40%
Asia	84	5%	59	6%	25	42%

International	714	42%	510	49%	204	40%

Total Net Revenue	$1,698	100%	$1,035	100%	$663	64%

The overall change in deferred net revenue for the three and six months ended September 30, 2008 and 2007 was as follows (in millions):

	Three Months Ended September 30,		Increase /
	2008	2007	(Decrease)
PC	$(102)	$(37)	$(65)
PLAYSTATION 3	(68)	(81)	13
Wii	(27)	(24)	(3)
PlayStation 2	(23)	(131)	108
Co-Publishing and Distribution	(7)	1	(8)
Subscription Services	1	—	1
PSP	3	(22)	25
Other	(9)	(2)	(7)

Total Impact on Net Revenue	$(232)	$(296)	$64

	Six Months Ended September 30,		Increase /
	2008	2007	(Decrease)
PC	$(85)	$(43)	$(42)
Wii	(9)	(24)	15
Wireless	—	(1)	1
PLAYSTATION 3	2	(88)	90
Subscription Services	3	—	3
Co-Publishing and Distribution	13	—	13
PlayStation 2	16	(139)	155
PSP	34	(31)	65
Other	(11)	(6)	(5)

Total Impact on Net Revenue	$(37)	$(332)	$295

North America
For the three months ended September 30, 2008, net revenue in North America was $555 million, driven by Madden NFL 09, Rock Band, and NCAA Football 09.
Net revenue for the three months ended September 30, 2008 increased 53 percent, or $193 million, as compared to the three months ended September 30, 2007. The deferral of net revenue, which will be recognized in future periods, decreased our reported net revenue by $191 million during the three months ended September 30, 2008 as compared to a decrease in our reported net revenue of $163 million for the three months ended September 30, 2007. From an operational perspective, the increase in net revenue was driven by (1) a $126 million increase in net revenue from co-publishing and distribution titles, (2) a $38 million increase in net revenue from sales of titles for the PLAYSTATION 3, and (3) a $27 million increase in net revenue from sales of titles for the Xbox 360. These increases were partially offset by a decrease of $11 million in net revenue from sales of titles for the Xbox.
The change in deferred net revenue for the three months ended September 30, 2008 and 2007 for North America was as follows (in millions):

	Three Months Ended September 30,		Increase /
	2008	2007	(Decrease)
PLAYSTATION 3	$(70)	$(57)	$(13)
PC	(64)	(10)	(54)
PlayStation 2	(24)	(73)	49
Wii	(21)	(12)	(9)
Co-Publishing and Distribution	(3)	—	(3)
PSP	(2)	(9)	7
Subscription Services	1	—	1
Other	(8)	(2)	(6)

Total Impact on Net Revenue	$(191)	$(163)	$(28)

For the six months ended September 30, 2008, net revenue in North America was $984 million, driven by Rock Band, Madden NFL 09, and NCAA Football 09.
Net revenue for the six months ended September 30, 2008 increased 87 percent, or $459 million, as compared to the six months ended September 30, 2007. The deferral of net revenue, which will be recognized in future periods, decreased our reported net revenue by $102 million during the six months ended September 30, 2008 as compared to a decrease in our reported net revenue of $171 million for the six months ended September 30, 2007. From an operational perspective, the increase in net revenue was driven by (1) a $245 million increase in net revenue from co-publishing and distribution titles, (2) an $89 million increase in net revenue from sales of titles for the PLAYSTATION 3, (3) a $56 million increase in net revenue from sales of titles for the Xbox 360, and (4) a $26 million increase in net revenue from sales of titles for the PSP.

The change in deferred net revenue for the six months ended September 30, 2008 and 2007 for North America was as follows (in millions):

	Six Months Ended September 30,		Increase /
	2008	2007	(Decrease)
PC	$(60)	$(10)	$(50)
PLAYSTATION 3	(44)	(58)	14
Wii	(9)	(12)	3
Wireless	—	(1)	1
PlayStation 2	—	(74)	74
Subscription Services	3	1	2
Co-Publishing and Distribution	4	—	4
PSP	13	(12)	25
Other	(9)	(5)	(4)

Total Impact on Net Revenue	$(102)	$(171)	$69

We continue to expect net revenue for North America to increase during fiscal 2009 as compared to fiscal 2008.
Europe
For the three months ended September 30, 2008, net revenue in Europe was $301 million, driven by Rock Band, Warhammer Online: Age of Reckoning, and Battlefield: Bad Company™. We estimate that foreign exchange rates (primarily the Euro and the British pound sterling) increased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $17 million, or 7 percent, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue increased by approximately $38 million, or 15 percent, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.
Net revenue for the three months ended September 30, 2008 increased 22 percent, or $55 million, as compared to the three months ended September 30, 2007. The deferral of net revenue, which will be recognized in future periods, decreased our reported net revenue by $37 million during the three months ended September 30, 2008 as compared to a decrease in our reported net revenue of $129 million for the three months ended September 30, 2007. From an operational perspective the increase in net revenue was driven by (1) a $51 million increase in net revenue from co-publishing and distribution titles, and (2) a $37 million increase in net revenue from sales of titles for the PLAYSTATION 3. These increases were partially offset by (1) a $20 million decrease in net revenue from sales of titles for the Xbox 360, and (2) a $15 million decrease in net revenue from sales of titles for the Wii.
The change in deferred net revenue for the three months ended September 30, 2008 and 2007 for Europe was as follows (in millions):

	Three Months Ended September 30,		Increase /
	2008	2007	(Decrease)
PC	$(32)	$(26)	$(6)
Wii	(6)	(12)	6
Co-Publishing and Distribution	(4)	1	(5)
PlayStation 2	1	(56)	57
PLAYSTATION 3	1	(23)	24
PSP	4	(13)	17
Other	(1)	—	(1)

Total Impact on Net Revenue	$(37)	$(129)	$92

For the six months ended September 30, 2008, net revenue in Europe was $630 million, driven by Rock Band, FIFA 08, and Need for Speed ProStreet. We estimate that foreign exchange rates (primarily the Euro and the British pound sterling) increased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $54 million, or 12 percent, for the six months ended September 30, 2008 as compared to the six months ended September 30, 2007. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue increased by approximately $125 million, or 28 percent, for the six months ended September 30, 2008 as compared to the six months ended September 30, 2007.
Net revenue for the six months ended September 30, 2008 increased 40 percent, or $179 million, as compared to the six months ended September 30, 2007. The recognition of deferred net revenue increased our reported net revenue by $57 million during the six months ended September 30, 2008 as compared to a decrease in our reported net revenue due to the deferral of $148 million of net revenue for the six months ended September 30, 2007. From an operational perspective the increase in net revenue was driven by (1) a $104 million increase in net revenue from sales of titles for the PLAYSTATION 3, (2) an $82 million increase in net revenue from co-publishing and distribution titles, and (3) a $24 million increase in net revenue from sales of titles related to the PSP. These increases were partially offset by a $17 million decrease in net revenue from sales of titles for the Xbox 360.
The change in deferred net revenue for the six months ended September 30, 2008 and 2007 for Europe was as follows (in millions):

	Six Months Ended September 30,		Increase /
	2008	2007	(Decrease)
PC	$(21)	$(30)	$9
Wii	(1)	(12)	11
Co-Publishing and Distribution	8	—	8
PlayStation 2	14	(61)	75
PSP	18	(17)	35
PLAYSTATION 3	41	(27)	68
Other	(2)	(1)	(1)

Total Impact on Net Revenue	$57	$(148)	$205

We continue to expect net revenue for Europe to increase during fiscal 2009 as compared to fiscal 2008.
     Asia
For the three months ended September 30, 2008, net revenue in Asia was $38 million, driven by Battlefield: Bad Company, EA SPORTS FIFA Online 2, and Need for Speed ProStreet. We estimate that foreign exchange rates increased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $2 million, or 6 percent, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue increased by approximately $4 million, or 13 percent, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.
Net revenue for the three months ended September 30, 2008 increased 19 percent, or $6 million, as compared to the three months ended September 30, 2007. The deferral of net revenue, which will be recognized in future periods, decreased our reported net revenue by $4 million in both the three months ended September 30, 2008 and 2007. From an operational perspective, the increase in net revenue was driven primarily by a $5 million increase in sales of titles for the PLAYSTATION 3.

The change in deferred net revenue for the three months ended September 30, 2008 and 2007 for Asia was as follows (in millions):

	Three Months Ended September 30,		Increase /
	2008	2007	(Decrease)
PC	$(5)	$(1)	$(4)
PlayStation 2	—	(2)	2
PLAYSTATION 3	—	(1)	1
PSP	1	—	1

Total Impact on Net Revenue	$(4)	$(4)	$—

For the six months ended September 30, 2008, net revenue in Asia was $84 million, driven by Need for Speed ProStreet, FIFA 08, and Battlefield: Bad Company. We estimate that foreign exchange rates increased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $5 million, or 8 percent, for the six months ended September 30, 2008 as compared to the six months ended September 30, 2007. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue increased by approximately $20 million, or 34 percent, for the six months ended September 30, 2008 as compared to the six months ended September 30, 2007.
Net revenue for the six months ended September 30, 2008 increased 42 percent, or $25 million, as compared to the six months ended September 30, 2007. The recognition of deferred net revenue increased our reported net revenue by $8 million during the six months ended September 30, 2008 as compared to a decrease in our reported net revenue due to the deferral of $13 million of net revenue for the six months ended September 30, 2007. From an operational perspective, the increase in net revenue was driven primarily by a $14 million increase in sales of titles for the PLAYSTATION 3.
The change in deferred net revenue for the six months ended September 30, 2008 and 2007 for Asia was as follows (in millions):

	Six Months Ended September 30,		Increase /
	2008	2007	(Decrease)
PC	$(4)	$(3)	$(1)
Wii	1	—	1
Co-Publishing and Distribution	1	—	1
PlayStation 2	2	(4)	6
PSP	3	(2)	5
PLAYSTATION 3	5	(3)	8
Other	—	(1)	1

Total Impact on Net Revenue	$8	$(13)	$21

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

Cost of goods sold for the three and six months ended September 30, 2008 and 2007 were as follows (in millions):

						Change as a
	September 30,	% of Net	September 30,	% of Net		% of Net
	2008	Revenue	2007	Revenue	% Change	Revenue
Three months ended	$557	62.3%	$395	61.8%	41.0%	0.5%

Six months ended	$853	50.2%	$561	54.2%	52.0%	(4.0%)

During the three months ended September 30, 2008, cost of goods sold increased by 0.5 percent as a percentage of total net revenue as compared to the three months ended September 30, 2007. This increase was primarily due to higher sales of co-publishing and distribution products, which have a lower margin than our other products. This change in revenue mix increased our cost of goods sold as a percentage of net revenue by approximately 8 percentage points as compared to the prior-year period. The overall increase in cost of goods sold as a percentage of net revenue was mitigated by $64 million of lower deferred net revenue related to certain online-enabled packaged goods and digital content during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, which positively impacted cost of goods sold as a percent of total net revenue by 7 percent.
During the six months ended September 30, 2008, cost of goods sold decreased by 4.0 percent as a percentage of total net revenue as compared to the six months ended September 30, 2007. This decrease was primarily due to $295 million lower deferred net revenue related to certain online-enabled packaged goods and digital content during the six months ended September 30, 2008 as compared to the six months ended September 30, 2007, which positively impacted cost of goods sold as a percent of total net revenue by 12 percent. The decrease in deferred net revenue related to certain online-enabled packaged goods and digital content was partially offset by higher sales of co-publishing and distribution products, which have a lower margin than our other products. This change in revenue mix increased our cost of goods sold as a percentage of net revenue by approximately 10 percentage points as compared to the prior-year period.
Although there can be no assurance, and our actual results could differ materially, in the short term we expect our gross margin to increase in fiscal 2009 as compared to fiscal 2008 primarily resulting from the recognition of a greater amount of deferred net revenue in fiscal 2009 from prior periods as compared to fiscal 2008.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs and advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and six months ended September 30, 2008 and 2007 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2008	Revenue	2007	Revenue	$ Change	% Change

Three months ended	$197	22%	$164	26%	$33	20%

Six months ended	$325	19%	$246	24%	$79	32%

Marketing and sales expenses increased by $33 million, or 20 percent, during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. The increase was primarily due to (1) an increase of $17 million in marketing, advertising and promotional expenses primarily to support our launch of new franchises and incremental spending on established franchises, as well as (2) a $12 million increase in personnel-related costs primarily resulting from an increase in headcount and the timing of the recognition of incentive-based compensation under our new incentive-based bonus plan.
Marketing and sales expenses increased by $79 million, or 32 percent, during the six months ended September 30, 2008, as compared to the six months ended September 30, 2007. The increase was primarily due to (1) an increase of $50 million in marketing, advertising and promotional expenses primarily to support our launch of new franchises and incremental spending on established franchises, as well as (2) a $28 million increase in personnel-related costs primarily resulting from an increase in headcount and the timing of the recognition of incentive-based compensation under our new incentive-based bonus plan.
We expect marketing and sales expenses to increase in absolute dollars in fiscal 2009 as compared to fiscal 2008 primarily due to higher advertising and marketing activity to support our titles.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and six months ended September 30, 2008 and 2007 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2008	Revenue	2007	Revenue	$ Change	% Change

Three months ended	$92	10%	$84	13%	$8	10%

Six months ended	$176	10%	$155	15%	$21	14%

General and administrative expenses increased by $8 million, or 10 percent, during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. The increase was primarily due to an increase of $9 million in personnel-related costs primarily resulting from the timing of the recognition of incentive-based compensation under our new incentive-based bonus plan, stock-based compensation and salaries.
General and administrative expenses increased by $21 million, or 14 percent, during the six months ended September 30, 2008, as compared to the six months ended September 30, 2007 due to an increase in personnel-related costs primarily resulting from the timing of the recognition of incentive-based compensation under our new incentive-based bonus plan, salaries and stock-based compensation.
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
Research and development expenses for the three and six months ended September 30, 2008 and 2007 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2008	Revenue	2007	Revenue	$ Change	% Change

Three months ended	$372	42%	$259	40%	$113	44%

Six months ended	$729	43%	$508	49%	$221	44%

Research and development expenses increased by $113 million, or 44 percent, during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. The increase was primarily due to (1) an increase of $39 million in additional personnel-related costs, partially resulting from our acquisition of VGH in January 2008, (2) higher external development costs of $37 million due to a greater number of projects in development as compared to the prior year, (3) an increase of $20 million due to the timing of the recognition of incentive-based compensation under our new incentive-based bonus plan, and (4) an increase of $13 million in stock-based compensation expense.
Research and development expenses increased by $221 million, or 44 percent, during the six months ended September 30, 2008, as compared to the six months ended September 30, 2007. The increase was primarily due to (1) an increase of $74 million in additional personnel-related costs, partially resulting from our acquisition of VGH in January 2008, (2) higher external development costs of $65 million due to a greater number of projects in development as compared to the prior year, (3) an increase of $37 million due to the timing of the recognition of incentive-based compensation under our new incentive-based bonus plan, (4) an increase of $30 million in stock-based compensation expense, and (5) an increase in facilities-related expenses of $11 million to support our research and development functions worldwide.
We expect research and development expenses to increase in absolute dollars in fiscal 2009 as compared to fiscal 2008 primarily due to an increase in personnel-related costs and a greater number of titles in development.
Amortization of Intangibles
Amortization of intangibles for the three and six months ended September 30, 2008 and 2007 was as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2008	Revenue	2007	Revenue	$ Change	% Change

Three months ended	$16	2%	$7	1%	$9	129%

Six months ended	$30	2%	$14	1%	$16	114%

Amortization of intangibles increased by $9 million, or 129 percent, during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, and by $16 million, or 114 percent, during the six months ended September 30, 2008 as compared to the six months ended September 30, 2007, primarily due to the amortization of intangibles related to our acquisition of VGH.
We expect amortization of intangible expenses to increase in fiscal 2009 as compared to fiscal 2008 primarily due to the amortization of intangibles related to our recent acquisition of VGH.
Certain Abandoned Acquisition-Related Costs
Certain abandoned acquisition-related costs consist of costs we incurred but had not yet recognized in our Condensed Consolidated Statements of Operations in connection with the abandoned acquisition of Take-Two. On August 18, 2008, we allowed our tender offer for Take-Two shares to expire without purchasing any shares of Take-Two and, on September 14, 2008, we announced that we had terminated discussions with, and would not be making a proposal to acquire, Take-Two. As a result, during the three months ended September 30, 2008, we recognized $21 million in related costs consisting of legal, banking and other consulting fees.
Restructuring Charges
Restructuring charges for the three and six months ended September 30, 2008 and 2007 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2008	Revenue	2007	Revenue	$ Change	% Change

Three months ended	$3	—	$5	1%	$(2)	(40%)

Six months ended	$23	1%	$7	1%	$16	229%

Restructuring charges increased by $16 million, or 229 percent, during the six months ended September 30, 2008, as compared to the six months ended September 30, 2007 primarily as a result of a $16 million facility-related impairment charge recognized during the six months ended September 30, 2008.

Losses on Strategic Investments
Losses on strategic investments for the three and six months ended September 30, 2008 and 2007 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2008	Revenue	2007	Revenue	$ Change	% Change

Three months ended	$(34)	(4%)	$—	—	$(34)	N/A

Six months ended	$(40)	(2%)	$—	—	$(40)	N/A

During the three months ended September 30, 2008, we recognized a $34 million impairment charge related to our losses on strategic investments due to (1) a $25 million charge on our Neowiz common stock and (2) a $9 million charge on our Neowiz preferred shares.
During the six months ended September 30, 2008, we recognized a $40 million impairment charge related to our losses on strategic investments due to (1) a $30 million charge on our Neowiz common stock and (2) a $10 million charge on our Neowiz preferred shares.
Interest and Other Income, Net
Interest and other income, net, for the three and six months ended September 30, 2008 and 2007 were as follows (in millions):

	September 30,	% of Net	September 30,	% of Net
	2008	Revenue	2007	Revenue	$ Change	% Change

Three months ended	$7	1%	$32	5%	$(25)	(78%)

Six months ended	$23	1%	$58	6%	$(35)	(60%)

During the three and six months ended September 30, 2008, interest and other income, net, decreased by $25 million, or 78 percent, and $35 million, or 60 percent, respectively, as compared to the three and six months ended September 30, 2007, primarily due to a decrease in interest income resulting from lower yields on our cash, cash equivalent and short-term investment balances.
Income Taxes
Income tax benefit for the three and six months ended September 30, 2008 and 2007 were as follows (in millions):

	September 30,	Effective	September 30,	Effective
	2008	Tax Rate	2007	Tax Rate	% Change

Three Months Ended	$(81)	20.6%	$(47)	19.3%	(72%)

Six Months Ended	$(73)	15.3%	$(70)	17.6%	(4%)

Our reported tax rate for the three and six months ended September 30, 2008 is based on our actual year-to-date effective tax rate for the six months ended September 30, 2008. Our effective tax rates for the three and six months ended September 30, 2008 were a tax benefit of 20.6 percent and 15.3 percent, respectively, compared to a tax benefit of 19.3 percent and 17.6 percent for the same periods in fiscal 2008. The effective tax rates for the three and six months ended September 30, 2008 differ from the statutory rate of 35.0 percent primarily due to the effect of non-U.S. operations, non-deductible stock-based compensation, tax benefits related the resolution of examinations by taxing authorities, and certain tax charges related to our integration of VGH, which we acquired in our fourth quarter of fiscal 2008. The effective tax rate for the three and six months ended September 30, 2008 differ from the same periods in fiscal 2008 primarily due to the tax charges related to VGH and tax benefits related to the resolution of tax examinations.
We believe our year-to-date tax benefit rate of 15.3 percent is the most reliable estimate of our annual effective tax rate because our projected tax rate is unusually volatile and relatively small changes in our forecasted profitability for fiscal 2009 can significantly affect our projected annual effective tax rate. In addition, our effective tax rates for the remainder of fiscal 2009 and future periods will depend on a variety of factors, including changes in our business such as acquisitions and intercompany transactions, changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, as well as changes in, or termination of, our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income or loss. Accordingly, the effective income tax rate reflected in our financial statements for the three and six months ended September 30, 2008 reflects only our estimated tax benefits for the three and six months ended September 30, 2008. The final effective income tax rate for the fiscal year will likely be different from the tax rate in effect for the six months ended September 30, 2008 and could be considerably higher or potentially lower, as it will be particularly dependent on our profitability for the year.
The Emergency Economic Stabilization Act of 2008 (“EESA”) was passed by Congress and signed by the President on October 3, 2008. As part of the EESA, the Research & Development (“R&D”) Tax Credit was extended through 2009. The R&D Tax Credit had previously expired at the end of calendar 2007. EESA was enacted after September 30, 2008, and therefore the R&D Tax Credit is not included in the tax benefit for the three and six months ended September 30, 2008. The reinstatement of this tax credit will reduce our fiscal 2009 expense by approximately $12 million and will have a beneficial impact on our effective tax rate for the remainder of fiscal 2009.
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
In February 2008, the FASB issued Staff Position (“FSP”) Financial Accounting Standard (“FAS”) FAS 157-2, “Effective Date of FASB Statement No. 157”. FSP FAS 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements”, for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of certain provisions of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. We do not expect the adoption of FSP FAS 157-2 to have a material impact on our Condensed Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133”. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our Condensed Consolidated Financial Statements.
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
In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No.45; and Clarification of the Effective Date of FASB Statement No.161”. FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP, which amend SFAS No. 133 and FIN No. 45, are effective for reporting periods (annual or interim) ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS No. 161. Disclosures required by SFAS No. 161 are effective for any reporting period (annual or interim) beginning after November 15, 2008. We do not expect the adoption of FSP FAS 133-1 and FIN 45-4 to have a material impact on our Condensed Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	September 30,	March 31,
(In millions)	2008	2008	Decrease
Cash and cash equivalents	$1,297	$1,553	$(256)
Short-term investments	528	734	(206)
Marketable equity securities	640	729	(89)

Total	$2,465	$3,016	$(551)

Percentage of total assets	41%	50%

	Six Months Ended
	September 30,		Increase /
(In millions)	2008	2007	(Decrease)
Cash used in operating activities	$(415)	$(296)	$(119)
Cash provided by (used in) investing activities	92	(132)	224
Cash provided by financing activities	85	117	(32)
Effect of foreign exchange on cash and cash equivalents	(18)	14	(32)

Net decrease in cash and cash equivalents	$(256)	$(297)	$41

Changes in Cash Flow
During the six months ended September 30, 2008, we used $415 million of cash in operating activities as compared to $296 million for the six months ended September 30, 2007. The increase in cash used in operating activities for the six months ended September 30, 2008 as compared to the six months ended September 30, 2007 was primarily due to an increase in personnel-related expenses and advertising and marketing costs.

For the six months ended September 30, 2008, we generated $510 million of cash proceeds from maturities and sales of short-term investments and $69 million in proceeds from sale of common stock through our stock-based compensation plans. Our primary use of cash in non-operating activities consisted of $313 million used to purchase short-term investments, $63 million in capital expenditures and $42 million used for acquisitions.
Short-term investments and marketable equity securities
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2008, our short-term investments had gross unrealized gains and losses of $2 million each, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.
Marketable equity securities decreased to $640 million as of September 30, 2008, from $729 million as of March 31, 2008. This decrease was primarily due to (1) gross unrealized losses of $60 million in the fair value of our investments, and (2) an impairment of $30 million recognized on our Neowiz common stock investments.
Receivables, net
Our gross accounts receivable balances were $715 million and $544 million as of September 30, 2008 and March 31, 2008, respectively. The increase in our accounts receivable balance was primarily due to higher sales volumes in the second quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008, which was expected as we traditionally have higher sales during our second fiscal quarter as compared to our fourth fiscal quarter. We expect our accounts receivable balance to increase during the three months ending December 31, 2008 based on our seasonal product release schedule. Reserves for sales returns, pricing allowances and doubtful accounts decreased in absolute dollars from $238 million as of March 31, 2008 to $168 million as of September 30, 2008. As a percentage of trailing nine month net revenue, reserves decreased from 7 percent as of March 31, 2008, to 6 percent as of September 30, 2008. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.
Inventories
Inventories increased to $328 million as of September 30, 2008, from $168 million as of March 31, 2008, primarily as a result of an increase of (1) $83 million of Rock Band and Rock Band 2 inventory of which approximately $28 million was in-transit as of September 30, 2008 and (2) $43 million of FIFA 09 inventory, which was not launched until October 2008.
Other current assets and other assets
Other current assets decreased to $249 million as of September 30, 2008, from $290 million as of March 31, 2008. Other assets decreased to $109 million as of September 30, 2008, from $157 million as of March 31, 2008. Other current assets and other assets combined, decreased by $89 million primarily due to (1) a reclassification of an asset classified as an asset held for sale in other currents assets to property and equipment, net, in the amount of $32 million, (2) a decrease in prepaid taxes of $32 million, (3) a $16 million facility-related impairment charge for the facility that was reclassified to property and equipment, net, from other current assets, and (4) a decrease in Value-Added Tax receivables of $13 million. These decreases were partially offset by an increase in prepaid royalties of $18 million.
Accounts payable
Accounts payable increased to $309 million as of September 30, 2008, from $229 million as of March 31, 2008, primarily as result of our inventory build-up in anticipation of our third quarter sales.

Accrued and other current liabilities
Our accrued and other current liabilities increased to $801 million as of September 30, 2008 from $683 million as of March 31, 2008. The increase was primarily due to (1) a $49 million increase in royalties payable, (2) a $29 million increase in marketing and advertising accruals to support our current year releases, (3) an increase in Value-Added Tax payables of $29 million, and (4) a $21 million accrual related to third-party publishing and hosting services. These increases were partially offset by a $32 million decrease in other accrued compensation and benefits.
Deferred income taxes, net
Our net deferred income tax asset position increased by $117 million as of September 30, 2008 as compared to March 31, 2008 primarily due to (1) $85 million in deferred tax assets resulting from the tax benefit we recognized related to our operating loss during the six months ended September 30, 2008, (2) $34 million in deferred tax assets related to stock-based compensation, (3) approximately $3 million in deferred tax assets related to FIN 48 reserves and adjustments during the six months ended September 30, 2008, and (4) $3 million in deferred tax assets resulting from unrealized losses on investments, which is offset by a decrease of $8 million in deferred tax assets related to our integration of VGH.
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
On March 13, 2008, we commenced an unsolicited $26.00 per share cash tender offer for all of the outstanding shares of Take-Two, for a total purchase price of approximately $2.1 billion. On May 9, 2008, we received a commitment from certain financial institutions to provide us with up to $1.0 billion of senior unsecured term loan financing (the “funding”) at any time until January 9, 2009, to be used to provide a portion of the funds for the offer and/or merger. On August 18, 2008, we allowed the tender offer to expire without purchasing any shares of Take-Two and, on September 14, 2008, we announced that we had terminated discussions with, and would not be making a proposal to acquire, Take-Two. On September 26, 2008, pursuant to the terms of the funding, we received a notice from the financial institutions that had committed to provide us with the funding that, in light of our decision not to make a proposal to acquire Take-Two, their commitment to provide the funding had terminated.
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
As of September 30, 2008, approximately $990 million of our cash, cash equivalents, short-term investments and marketable equity securities that was generated from operations was domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
We have a “shelf” registration statement on Form S-3 on file with the SEC. This shelf registration statement is due to expire on November 30, 2008. We anticipate filing a new shelf registration statement prior to November 30, 2008. The new shelf registration statement, which shall include a base prospectus, will allow us at any time to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in a prospectus supplement accompanying the base prospectus, we would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes, including for working capital, financing capital expenditures, research and development, marketing and distribution efforts and, if opportunities arise, for acquisitions or strategic alliances. Pending such uses, we may invest the net proceeds in interest-bearing securities. In addition, we may conduct concurrent or other financings at any time.

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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, and FAPL (Football Association Premier League Limited) (professional soccer); NASCAR (stock car racing); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter); New Line Productions and Saul Zaentz Company (The Lord of the Rings); Red Bear Inc. (John Madden); National Football League Properties and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); Viacom Consumer Products (The Godfather); ESPN (content in EA SPORTS games); Twentieth Century Fox Licensing and Merchandising (The Simpsons); and Hasbro, Inc. (a wide array of Hasbro intellectual properties). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements, and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below. During the three months ended September 30, 2008, we declined to exercise our option to invest in the Arena Football League.
The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2008, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

				Commercial
	Contractual Obligations			Commitments
		Developer/		Letter of Credit,
Fiscal Year		Licensor		Bank and
Ending March 31,	Leases (1)	Commitments (2)	Marketing	Other Guarantees	Total

2009 (remaining six months)	$35	$130	$32	$4	$201
2010	57	240	47	—	344
2011	42	290	39	—	371
2012	31	148	38	—	217
2013	25	135	38	—	198
Thereafter	55	612	155	—	822

Total	$245	$1,555	$349	$4	$2,153

(1)	See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information. Lease commitments include contractual rental commitments of $11 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported in our Condensed Consolidated Balance Sheets as of September 30, 2008.

(2)	Developer/licensor commitments include $23 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of September 30, 2008 because payment is not contingent upon performance by the developer or licensor.
The amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements.
In addition to what is included in the table above, as of September 30, 2008, we had a liability for unrecognized tax benefits and related interest totaling $365 million, of which approximately $69 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
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
We believe that, as of September 30, 2008, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.
The two lease agreements with KeyBank National Association described above require us to maintain certain financial covenants, as amended on June 9, 2008, shown below, all of which we were in compliance with as of September 30, 2008.

			Actual as of
Financial Covenants	Requirement		September 30, 2008
Consolidated Net Worth (in millions)	equal to or greater than	$2,430	$4,028
Fixed Charge Coverage Ratio	equal to or greater than	3.00	3.02
Total Consolidated Debt to Capital	equal to or less than	60%	5.8%
Quick Ratio	equal to or greater than	1.00	9.61
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
Foreign Currency Exchange Rate Risk
Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into net revenue or operating expenses, as appropriate in the period when the forecasted transaction is recorded. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net, in our Condensed Consolidated Statements of Operations. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in revenue and operating expenses. As of September 30, 2008, we had foreign currency option contracts to sell approximately $105 million of foreign currencies. As of September 30, 2008, these foreign currency option contracts outstanding had a total fair value of $4 million, included in other current assets.
Balance Sheet Hedging Activities. We use foreign exchange forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign exchange forward contracts are not designated as hedging instruments under SFAS No. 133 and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our Condensed Consolidated Balance Sheets, and gains and losses from changes in fair value are reported in interest and other income, net. The gains and losses on these forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated assets and liabilities, which are also reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign currency denominated asset or liability, in which case our results will be impacted. As of September 30, 2008, we had forward foreign exchange contracts to purchase and sell approximately $208 million in foreign currencies. Of this amount, $177 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $4 million to sell foreign currencies in exchange for British pounds sterling and $27 million to purchase foreign currencies in exchange for U.S. dollars. The fair value of our forward contracts was immaterial as of September 30, 2008.
The counterparties to these forward and option contracts are creditworthy multinational commercial banks; therefore, the risk of counterparty nonperformance is not considered to be material.
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2008, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in a potential loss in fair value of our option contracts used in cash flow hedging of $4 million in both scenarios. A hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses on our forward contracts used in balance sheet hedging of $20 million and $31 million, respectively, as of September 30, 2008. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in the same direction. Actual results may differ materially.

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
As of September 30, 2008 and March 31, 2008, our short-term investments were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of September 30, 2008 and March 31, 2008 (in millions):

	As of	As of
	September 30,	March 31,
	2008	2008
U.S. Treasury securities	$178	$161
Corporate bonds	158	231
U.S. agency securities	112	266
Commercial paper	45	12
Asset-backed securities	35	64

Total short-term investments	$528	$734

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of September 30, 2008, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			as of	Given an Interest Rate
(In millions)	Decrease of X Basis Points			September 30,	Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	2008	50 BPS	100 BPS	150 BPS

U.S. Treasury securities	$183	$181	$180	$178	$176	$175	$173
Corporate bonds	161	160	159	158	157	156	155
U.S. agency securities	115	114	113	112	112	111	110
Commercial paper	45	45	45	45	45	45	45
Asset-backed securities	35	35	35	35	35	34	34

Total short-term investments	$539	$535	$532	$528	$525	$521	$517

Market Price Risk
The value of our equity investments in publicly traded companies is subject to market price volatility and foreign currency risk for investments denominated in foreign currencies. As of September 30, 2008 and March 31, 2008, our marketable equity securities were classified as available-for-sale and, consequently, were recorded in our Condensed Consolidated Balance Sheets at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $640 million and $729 million as of September 30, 2008 and March 31, 2008, respectively. In the three and six months ended September 30,

2008, we recognized other-than-temporary impairment losses on our marketable equity securities of $25 million and $30 million, respectively.
At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of September 30, 2008, arising from changes in market prices plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given			Fair Value	Valuation of Securities Given
	an X Percentage Decrease			as of	an X Percentage Increase
(In millions)	in Each Stock’s Market Price			September 30,	in Each Stock’s Market Price
	(75%)	(50%)	(25%)	2008	25%	50%	75%
Marketable equity securities	$160	$320	$480	$640	$800	$960	$1,120

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
Changes in internal control over financial reporting
During the quarter ended September 30, 2008, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our business is highly seasonal, with the highest levels of consumer demand and a significant percentage of our sales occurring in the December quarter. In addition, we seek to release many of our products in conjunction with specific events, such as the release of a related movie or the beginning of a sports season or major sporting event. If we miss these key selling periods for any reason, including product delays or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately. Likewise, if a key event to which our product release schedule is tied were to be delayed or cancelled, our sales would also suffer disproportionately. For example, we had initially planned to release an upcoming game,

Harry Potter and the Half-Blood Prince™, in November 2008 (during our fiscal year ending March 31, 2009). The game is now expected to be released in the summer of 2009 in conjunction with the release of the Warner Bros. Pictures’ film. Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our products and the platforms for which they are developed, and the need to fine-tune our products prior to their release. We have experienced development delays for our products in the past, which caused us to push back release dates. In the future, any failure to meet anticipated production or release schedules would likely result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development expense, harm our profitability, and cause our operating results to be materially different than anticipated.
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
Uncertainty and adverse changes in the economy could have a material adverse impact on our business and operating results.
Uncertainty or adverse changes in the economy could lead to a significant decline in discretionary consumer spending, which, in turn, could result in a decline in the demand for our products. As a result of the recent national and global economic downturn, overall consumer spending has declined. Retailers globally, and particularly in North America, appear to be taking a more conservative stance in ordering game inventory, particularly for older catalog titles (i.e., sales of games that were released in a previous quarter). Any decrease in demand for our products, particularly during the critical holiday selling season or other key product launch windows, could have a material adverse impact on our operating results and financial condition. Uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, increase costs associated with developing and publishing our products, increase the cost and decrease the availability of potential sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse impact on our financial condition and operating results.
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
We have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions, including (i) acquisitions of companies, businesses, intellectual properties, and other assets, (ii) minority investments in strategic partners, and (iii) investments in new interactive entertainment businesses (for example, online and mobile games). Any of these strategic transactions could be material to our financial condition and results of operations. Although we regularly search for opportunities to engage in strategic transactions, we may not be successful in identifying suitable opportunities. We may not be able to consummate potential acquisitions or investments or an acquisition or investment we do consummate may not enhance our business or may decrease rather than increase our earnings. The process of acquiring and integrating a company or business, or successfully exploiting acquired intellectual property or other assets, could divert a significant amount of resources, as well as our management’s time and focus and may create unforeseen operating difficulties and expenditures, particularly for a large acquisition. Additional risks and variations of the foregoing risks we face include:
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
Future acquisitions and investments could also involve the issuance of our equity and equity-linked securities (potentially diluting our existing stockholders), the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased cash and non-cash expenses, such as stock-based compensation. Any of the foregoing factors could harm our financial condition or prevent us from achieving improvements in our financial condition and operating performance that could have otherwise been achieved by us on a stand-alone basis. Our stockholders may not have the opportunity to review, vote on or evaluate future acquisitions or investments.

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
From time to time we may become involved in other legal proceedings, which could adversely affect us.
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
Throughout the history of our industry, many video games have been designed to include certain hidden content and gameplay features that are accessible through the use of in-game cheat codes or other technological means that are intended to enhance the gameplay experience. However, in several recent cases, hidden content or features have been found to be included in other publishers’ products by an employee who was not authorized to do so or by an outside developer without the knowledge of the publisher. From time to time, some hidden content and features have contained profanity, graphic violence and sexually explicit or otherwise objectionable material. In a few cases, the Entertainment Software Ratings Board (“ESRB”) has reacted to discoveries of hidden content and features by reviewing the rating that was originally assigned to the product, requiring the publisher to change the game packaging and/or fining the publisher. Retailers have on occasion reacted to the discovery of such hidden content by removing these games from their shelves, refusing to sell them, and demanding that their publishers accept them as product returns. Likewise, consumers have reacted to the revelation of hidden content by refusing to purchase such games, demanding refunds for games they have already purchased, and refraining from buying other games published by the company whose game contained the objectionable material.

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
For the six months ended September 30, 2008, international net revenue comprised 42 percent of our total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. We use foreign exchange forward contracts to mitigate some foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) and, from time to time, foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities do not fully protect us from foreign currency fluctuations and, can themselves, result in losses. Accordingly, our results of operations, including our reported net revenue and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, particularly the Euro, British pound sterling and Canadian dollar.
Volatility in the capital markets may adversely impact the value of our investments and could cause us to recognize significant impairment charges in our operating results.
Our portfolio of short-term investments and marketable equity securities is subject to volatility in the capital markets and to national and international economic conditions. In particular, our international investments can be subject to fluctuations in foreign currency and our short-term investments are susceptible to changes in short-term interest rates. These investments are also impacted by declines in value attributable to the credit-worthiness of the issuer. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, strategic investments or business acquisitions. If we were to liquidate these short-term investments at a time when they were worth less than what we had originally purchased them for, or if the obligor were unable to pay the full amount at maturity, we could incur a significant loss. Similarly, we hold marketable equity securities, which have been and may continue to be adversely impacted by price and trading volume volatility in the public stock markets. For example, as of October 30, 2008, the aggregate fair market value of our investments in The9 and Neowiz had declined by approximately $37 million since the end of September 2008. If we were to sell these marketable equity securities for a loss, or if we were to determine that their value had become other-than-temporarily impaired, we could be required to recognize significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.
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

We are also required to estimate what our tax obligations will be in the future. Although we believe our tax estimates are reasonable, the estimation process and applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. The tax laws’ treatment of software and internet-based transactions is particularly uncertain and in some cases ill-suited to address these kinds of transactions. Apart from an adverse resolution of these uncertainties, our effective tax rate also could be adversely affected by our profit level, by changes in our business or changes in our structure resulting from the reorganization of our business and operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, or changes in applicable tax laws, as well as other factors. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and net income or loss could be materially affected.
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
During the six months ended September 30, 2008, approximately 70 percent of our United States sales were made to seven key customers. In Europe, our top ten customers accounted for approximately 29 percent of our sales in that territory during the six months ended September 30, 2008. Worldwide, we had direct sales to two customers, GameStop Corp. and Wal-Mart Stores Inc., which represented approximately 15 percent and 13 percent, respectively, of total net revenue for the six months ended September 30, 2008. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. Additionally, our receivables from these large customers increase significantly in the December quarter as they stock up for the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers.
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
The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to factors specific to us (including those discussed in the risk factors above, as well as others not currently known to us or that we currently do not believe are material), to changes in securities analysts’ earnings estimates or ratings, to our results or future financial guidance falling below our expectations and analysts’ and investors’ expectations, to factors affecting the entertainment, computer, software, Internet, media or electronics industries, to our ability to successfully integrate any acquisitions we may make, or to national or international economic conditions. In particular, economic downturns may contribute to the public stock markets experiencing extreme price and trading volume volatility. These broad market fluctuations have and could continue to adversely affect the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table reflects shares of restricted stock that were cancelled upon vesting as satisfaction for the payment of applicable withholding taxes (shares in thousands):

Maximum Number or
			Total Number of	Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number of		as Part of Publicly	Be Purchased Under the
	Shares	Average Price Paid	Announced	Program
Period	Purchased	per Share	Program	(in millions)
July 1 – 31, 2008	—	—	—	—
August 1 – 31, 2008	22	$43.18	—	—
September 1 – 30, 2008	—	—	—	—

Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders, held on July 31, 2008, our stockholders elected the following individuals to the Board of Directors for one-year terms:

	For	%	Against	%	Withheld	%

Leonard S. Coleman	270,563,234	95.3%	11,395,156	4.0%	2,072,366	0.7%
Gary M. Kusin	278,795,966	98.2%	3,183,754	1.1%	2,051,036	0.7%
Gregory B. Maffei	277,422,027	97.7%	4,243,994	1.5%	2,364,735	0.8%
Vivek Paul	280,189,157	98.6%	1,849,842	0.7%	1,991,757	0.7%
Lawrence F. Probst III	275,447,846	97.0%	6,609,186	2.3%	1,973,724	0.7%
John S. Riccitiello	279,015,864	98.2%	3,021,757	1.1%	1,993,135	0.7%
Richard A. Simonson	270,474,880	95.3%	11,479,693	4.0%	2,076,183	0.7%
Linda J. Srere	270,678,812	95.3%	10,964,914	3.9%	2,387,030	0.8%
In addition, the following matters were voted on, received the number of votes indicated in the tables below, and approved by our stockholders:
1.	Amendments to our 2000 Equity Incentive Plan (the “Equity Plan”) to (a) increase the number of shares authorized for issuance thereunder by 2,185,000 shares, (b) replace the specific limitation on the number of shares that may be granted as restricted stock or restricted stock unit awards with an alternate method of calculating the number of shares remaining available for issuance under the Equity Plan, (c) add additional performance measurements for use in granting performance-based equity under the Equity Plan, and (d) extend the term of the Equity Plan for an additional ten years.

For	Against	Abstain	Broker Non-vote

229,174,007	32,585,240	2,055,855	20,215,654
2.	Amendments to our 2000 Employee Stock Purchase Plan (the “Purchase Plan”) to (a) increase the number of shares authorized under the Purchase Plan by 1.5 million shares, and (b) remove the ten-year term from the Purchase Plan.

For	Against	Abstain	Broker Non-vote

248,896,059	12,958,658	1,960,385	20,215,654
3.	Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for fiscal 2009.

For	Against	Abstain	Broker Non-vote

277,929,445	4,134,259	1,967,052	—

Item 6. Exhibits
The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of, or incorporated by reference into, this report:

Exhibit
Number	Title

10.1	Form of Stock Option Agreement (2000 Equity Incentive Plan; Director Grants)

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Eric F. Brown

DATED:	Eric F. Brown
November 6, 2008	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

10.1	Form of Stock Option Agreement (2000 Equity Incentive Plan; Director Grants)

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.