Form 10-Q
period 2008-12-31
ELECTRONIC ARTS INC.
filed 2009-02-04
CIK 712515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

YES  ☐    NO  ☑

As of January 30, 2009, there were 321,819,902 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	December 31, 2008	March 31, 2008 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,379	$1,553
Short-term investments	580	734
Marketable equity securities	302	729
Receivables, net of allowances of $303 and $238, respectively	794	306
Inventories	295	168
Deferred income taxes, net	48	145
Other current assets	239	290

Total current assets	3,637	3,925
Property and equipment, net	372	396
Goodwill	808	1,152
Other intangibles, net	236	265
Deferred income taxes, net	33	164
Other assets	118	157

TOTAL ASSETS	$5,204	$6,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$333	$229
Accrued and other current liabilities	943	683
Deferred net revenue (packaged goods and digital content)	512	387

Total current liabilities	1,788	1,299
Income tax obligations	228	319
Deferred income taxes, net	42	5
Other liabilities	93	97

Total liabilities	2,151	1,720
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 321 and 318 shares issued and outstanding, respectively	3	3
Paid-in capital	2,074	1,864
Retained earnings	842	1,888
Accumulated other comprehensive income	134	584

Total stockholders’ equity	3,053	4,339

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,204	$6,059

(a)	Derived from audited consolidated financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share data)	2008	2007	2008	2007
Net revenue	$1,654	$1,503	$3,352	$2,537
Cost of goods sold	925	782	1,778	1,342

Gross profit	729	721	1,574	1,195
Operating expenses:
Marketing and sales	250	213	575	459
General and administrative	82	95	258	250
Research and development	299	321	1,027	829
Acquired in-process technology	1	—	3	—
Amortization of intangibles	15	7	46	21
Certain abandoned acquisition-related costs	—	—	21	—
Goodwill impairment	368	—	368	—
Restructuring charges	18	78	41	85

Total operating expenses	1,033	714	2,339	1,644

Operating income (loss)	(304)	7	(765)	(449)
Losses on strategic investments	(27)	(12)	(67)	(12)
Interest and other income, net	14	32	36	90

Income (loss) before provision for (benefit from) income taxes	(317)	27	(796)	(371)
Provision for (benefit from) income taxes	324	60	250	(10)

Net loss	$(641)	$(33)	$(1,046)	$(361)

Net loss per share:
Basic and Diluted	$(2.00)	$(0.10)	$(3.28)	$(1.15)
Number of shares used in computation:
Basic and Diluted	321	315	319	313

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended December 31,
(In millions)	2008	2007
OPERATING ACTIVITIES
Net loss	$(1,046)	$(361)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	152	115
Stock-based compensation	147	105
Net losses on investments and sale of property and equipment	67	8
Goodwill impairment	368	—
Non-cash restructuring charges	18	42
Acquired in-process technology	3	—
Change in assets and liabilities:
Receivables, net	(476)	(539)
Inventories	(128)	(108)
Other assets	30	(56)
Accounts payable	108	169
Accrued and other liabilities	171	183
Deferred income taxes, net	258	(68)
Deferred net revenue (packaged goods and digital content)	125	563

Net cash provided by (used in) operating activities	(203)	53

INVESTING ACTIVITIES
Capital expenditures	(90)	(62)
Purchase of marketable equity securities and other investments	—	(277)
Proceeds from maturities and sales of short-term investments	610	1,978
Purchase of short-term investments	(459)	(1,388)
Loan advance	—	(30)
Acquisition of subsidiaries, net of cash acquired	(58)	—

Net cash provided by investing activities	3	221

FINANCING ACTIVITIES
Proceeds from issuance of common stock	75	160
Excess tax benefit from stock-based compensation	2	45

Net cash provided by financing activities	77	205

Effect of foreign exchange on cash and cash equivalents	(51)	28

Increase (decrease) in cash and cash equivalents	(174)	507
Beginning cash and cash equivalents	1,553	1,371

Ending cash and cash equivalents	1,379	1,878
Short-term investments	580	705

Ending cash, cash equivalents and short-term investments	$1,959	$2,583

Supplemental cash flow information:
Cash paid during the period for income taxes	$16	$23

Non-cash investing activities:
Change in unrealized gains (losses) on investments, net	$(427)	$254

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

(2) FISCAL YEAR AND FISCAL QUARTER

Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2009 and 2008 contain 52 weeks and end on March 28, 2009 and March 29, 2008, respectively. Our results of operations for the three months ended December 31, 2008 and 2007 contain 13 weeks and ended on December 27, 2008 and December 29, 2007, respectively. Our results of operations for the nine months ended December 31, 2008 and 2007 contain 39 weeks and ended on December 27, 2008 and December 29, 2007, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2008, our financial assets and liabilities measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of December 31, 2008	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$933	$933	$—	$—	Cash equivalents
Available-for-sale fixed income securities	611	201	410	—	Short-term investments and cash equivalents
Available-for-sale equity securities	302	302	—	—	Marketable equity securities
Foreign currency derivatives	35	—	35	—	Other current assets

Total assets at fair value	$1,881	$1,436	$445	$—

Liabilities
Foreign currency derivatives	$(15)	$—	$(15)	$—	Accrued and other current liabilities

Total liabilities at fair value	$(15)	$—	$(15)	$—

Our money market funds, available-for-sale fixed income and equity securities, and foreign currency derivatives are measured and recorded on a recurring basis.

Available-for-sale fixed income securities categorized as Level 1 consist of U.S. Treasury securities. Available-for-sale fixed income securities categorized as Level 2 include $176 million in corporate bonds, $139 million in U.S. agency securities, $71 million in commercial paper, and $24 million in asset-backed securities.

Our Level 1 financial instruments are valued using quoted prices in active markets for identical instruments. Our Level 2 financial instruments, including derivative instruments, are valued using quoted prices for identical instruments in less active markets or using other observable market inputs for comparable instruments. As of December 31, 2008, we did not have any Level 3 financial instruments that were measured and recorded at fair value on a recurring basis.

Assets Measured at Fair Value on a Nonrecurring Basis

As of December 31, 2008, our financial assets measured and recorded at fair value on a nonrecurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of December 31, 2008	(Level 1)	(Level 2)	(Level 3)	Total Losses for the Nine Months Ended December 31, 2008
Assets
Other investments	$8	$—	$8	$—	$10

Total assets at fair value	$8	$—	$8	$—	$10

Other investments included in the table above were measured and recorded on a nonrecurring basis. During the three and nine months ended December 31, 2008, we measured certain of our other investments at fair value due to various factors, including the extent and duration during which the fair value had been below cost. See Note 4 for information regarding other investments.

(4) FINANCIAL INSTRUMENTS

Marketable Equity Securities

Our investments in marketable equity securities consist of investments in common stock of publicly traded companies.

During the three and nine months ended December 31, 2008, we recognized impairment charges of $27 million and $57 million, respectively, with respect to our marketable equity securities. Due to various factors, including the extent and duration during which the market price had been below cost, we concluded the decline in value was other-than-temporary as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, as amended. The $27 million and $57 million impairments for the three and nine months ended December 31, 2008, respectively, are included in losses on strategic investments on our Condensed Consolidated Statements of Operations.

As of December 31, 2008 and March 31, 2008, we had gross unrealized gains of $132 million and $501 million, respectively, and gross unrealized losses of $4 million in each period, in our marketable equity security investments. Based on our review, we did not consider the investments with gross unrealized losses to be other-than-temporarily impaired as of December 31, 2008 or March 31, 2008. We evaluate our investments for impairment quarterly. If we conclude that an investment is other-than-temporarily impaired, we will recognize an impairment charge at that time.

Other Investments

Our other investments, included in other assets on our Condensed Consolidated Balance Sheets, consist principally of non-voting preferred shares in two publicly traded companies. We account for these investments under the cost method as prescribed by Accounting Principles Board Opinion (“APB”) No. 18 “The Equity Method of Accounting for Investments in Common Stock”, as amended.

During the three months ended December 31, 2008, we did not recognize any impairment charges with respect to these investments. During the nine months ended December 31, 2008, we recognized an impairment charge of $10 million, with respect to these investments. Due to various factors, including the extent and duration during which the fair value had been below cost, we concluded the decline in value was other-than-temporary. The $10 million impairment for the nine months ended December 31, 2008, is included in losses on strategic investments on our Condensed Consolidated Statements of Operations.

(5) BUSINESS COMBINATIONS

In May 2008, we acquired ThreeSF, Inc. Based in San Francisco, California, ThreeSF’s Rupture service is an online social network for gamers. Separately, in May 2008, we acquired certain assets of Hands-On Mobile Inc. and its affiliates relating to its Korean Mobile games business based in Seoul, Korea. These business combinations were completed for total cash consideration of approximately $45 million, including transaction costs. During the three months ended December 31, 2008, we completed two additional acquisitions for total cash consideration of approximately $18 million, including transaction costs. These acquisitions were not material to our Condensed Consolidated Balance Sheets and Statements of Operations. The results of operations and the preliminary estimated fair value of the acquired assets and assumed liabilities have been included in our Condensed Consolidated Financial Statements since the date of the acquisitions. See Note 6 for information regarding goodwill and other intangible assets.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in millions):

	As of March 31, 2008	Goodwill Acquired	Impairment	Effects of Foreign Currency Translation	As of December 31, 2008
Label Segment	$662	$18	$—	$(12)	$668
EA Mobile Segment	490	18	(368)	—	140

Total	$1,152	$36	$(368)	$(12)	$808

Adverse economic conditions, including the decline in our market capitalization and our expected financial performance, indicated that a potential impairment of goodwill existed during the three months ended December 31, 2008. As a result, we performed goodwill impairment tests for our reporting units in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit. Our reporting units are determined by the components of our operating segments that constitute a business for which both (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. The fair values of the reporting units are estimated using a combination of the market approach, which utilizes comparable companies’ data and/or the income approach, or discounted cash flows.

We completed the first step of the goodwill impairment testing in the third quarter of fiscal 2009 and determined that the fair value of our EA Mobile reporting unit fell below the carrying value of that reporting unit. As a result, we conducted the second step in accordance with SFAS No. 142 and determined that the EA Mobile reporting unit’s goodwill was impaired. The fair value of the EA Mobile reporting unit was determined using the income approach. Substantially all of our goodwill associated with our EA Mobile reporting unit was derived from our acquisition of JAMDAT Mobile Inc. in February 2006. See Note 15 for information regarding our segment information.

During the three months ended December 31, 2008, we estimated, on a preliminary basis, a goodwill impairment charge of $368 million related to our EA Mobile reporting unit. The second step of the impairment test will be completed during the fourth quarter of fiscal 2009. Once completed, there may be a material adjustment to the goodwill impairment charge recorded on our Condensed Consolidated Statements of Operations.

Finite-lived intangibles consist of the following (in millions):

	As of December 31, 2008			As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Developed and Core Technology	$249	$(120)	$129	$234	$(95)	$139
Trade Name	87	(41)	46	86	(30)	56
Carrier Contracts and Related	85	(49)	36	85	(36)	49
Subscribers and Other Intangibles	50	(25)	25	38	(17)	21

Total	$471	$(235)	$236	$443	$(178)	$265

Amortization of intangibles for the three and nine months ended December 31, 2008 was $19 million (of which $4 million was recognized as cost of goods sold) and $57 million (of which $11 million was recognized as cost of goods sold), respectively. Amortization of intangibles for the three and nine months ended December 31, 2007 was $13 million (of which $6 million was recognized as cost of goods sold) and $41 million (of which $20 million was recognized as cost of goods sold), respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the term of the related agreement, typically from two to 12 years. As of December 31, 2008 and March 31, 2008, the weighted-average remaining useful life for finite-lived intangible assets was approximately 4.8 years and 5.2 years, respectively.

As of December 31, 2008, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2009 (remaining three months)	$19
2010	69
2011	62
2012	31
2013	17
Thereafter	38

Total	$236

(7) RESTRUCTURING

Restructuring information as of December 31, 2008 was as follows (in millions):

	Fiscal 2009 Restructuring			Fiscal 2008 Reorganization			Fiscal 2006 International Publishing Reorganization
	Workforce	Facilities- related	Other	Workforce	Facilities- related	Other	Workforce	Facilities- related	Other	Total
Balances as of March 31, 2007	$—	$—	$—	$—	$—	$—	$—	$9	$1	$10
Charges to operations	—	—	—	12	58	27	6	—	—	103
Charges settled in cash	—	—	—	(11)	(3)	(22)	(6)	—	(1)	(43)
Charges settled in non-cash	—	—	—	—	(55)	(1)	—	—	—	(56)

Balances as of March 31, 2008	—	—	—	1	—	4	—	9	—	14
Charges to operations	10	1	2	—	16	9	3	—	—	41
Charges settled in cash	(7)	—	—	(1)	—	(10)	(2)	(3)	—	(23)
Charges settled in non-cash	—	—	(2)	—	(16)	—	—	—	—	(18)

Balances as of December 31, 2008	$3	$1	$—	$—	$—	$3	$1	$6	$—	$14

Fiscal 2009 Restructuring

In the quarter ended December 31, 2008, we announced details of a cost-reduction plan. In connection with our fiscal 2009 restructuring, we expect to reduce our worldwide workforce by approximately 11 percent, or 1,100 employees, and close 12 studio and publishing locations.

Since the inception of the fiscal 2009 restructuring plan through December 31, 2008, we have incurred charges of approximately $13 million, of which $10 million were for employee-related expenses, $2 million related to asset impairments, and $1 million related to the closure of a facility. The restructuring accrual of $4 million as of December 31, 2008 related to our fiscal 2009 restructuring is expected to be utilized by March 31, 2009. This accrual is included in other accrued expenses presented in Note 9 of the Notes to Condensed Consolidated Financial Statements.

During the remainder of fiscal 2009, we anticipate incurring between $25 million and $30 million of restructuring charges related to the fiscal 2009 restructuring. Overall, including charges incurred through December 31, 2008, we expect to incur cash and non-cash charges between $65 million and $75 million by fiscal 2010. These charges will consist primarily of employee-related costs (approximately $35 million), facility exit costs (approximately $30 million), as well as other costs including asset impairment costs (approximately $5 million).

Fiscal 2008 Reorganization

In June 2007, we announced a plan to reorganize our business into several new divisions, including four new “Labels”: EA SPORTS™, EA Games, EA Casual Entertainment and The Sims in order to streamline decision-making, improve global focus, and speed new ideas to market. In October 2007, our Board of Directors approved a plan of reorganization (“fiscal 2008 reorganization plan”) in connection with the reorganization of our business into four new Labels. During fiscal 2009, we consolidated and reorganized two of our Labels. As a result, we have three labels, EA SPORTS, EA Games and EA Play, as well as a new organization, EA Interactive, which reports into our Publishing business. Each Label, as well as EA Interactive, operates with dedicated studio and product marketing teams focused on consumer-driven priorities.

Since the inception of the fiscal 2008 reorganization plan through December 31, 2008, we have incurred charges of approximately $122 million, of which (1) $12 million were for employee-related expenses, (2) $74 million related to the closure of our Chertsey, England and Chicago, Illinois facilities, which included asset impairment and lease termination costs, and (3) $36 million related to other costs including other contract terminations, as well as IT and consulting costs to assist in the reorganization of our business support functions. During the fourth quarter of fiscal 2008, we completed the closure of our Chertsey facility and consolidated our Chertsey operations and employees into our Guildford, England facility. The restructuring accrual of $3 million as of December 31, 2008 related to our fiscal 2008 reorganization is expected to be settled by March 31, 2009. This accrual is included in other accrued expenses presented in Note 9 of the Notes to Condensed Consolidated Financial Statements. In addition, over the next nine months, we expect to incur IT and consulting costs in connection with the reorganization of our business support functions.

During fiscal 2008, we commenced marketing our facility in Chertsey, England for sale and reclassified the estimated fair value of the Chertsey facility from property and equipment, net, to other current assets as an asset held for sale on our Condensed Consolidated Balance Sheets. Our reorganization charges include $66 million to write our Chertsey facility down to its estimated fair value (less costs to sell the property), $16 million of which was recognized in the nine months ended December 31, 2008. Although we continue to market our facility in Chertsey, England for sale, for accounting purposes, based on current market conditions, we have reclassified the estimated fair value of the Chertsey facility from other current assets as an asset held for sale back to property and equipment, net, on our Condensed Consolidated Balance Sheets as of December 31, 2008 and have resumed recognizing the depreciation expense for the facility.

During the remainder of fiscal 2009, we anticipate incurring between $5 million and $10 million of restructuring charges related to the fiscal 2008 reorganization. Overall, including charges incurred through December 31, 2008, we expect to incur cash and non-cash charges between $130 million and $135 million by fiscal 2010. These charges will consist primarily of employee-related costs ($12 million), facility exit costs (approximately $74 million), as well as other reorganization costs including other contract terminations and IT and consulting costs to assist in the reorganization of our business support functions (approximately $45 million).

Fiscal 2006 International Publishing Reorganization

In November 2005, we announced plans to establish an international publishing headquarters in Geneva, Switzerland. Through the quarter ended September 30, 2006, we relocated certain employees to our new facility in Geneva, closed certain facilities in the United Kingdom, and made other related changes in our international publishing business.

Since the inception of the restructuring plan through December 31, 2008, we have incurred charges of approximately $38 million, of which (1) $22 million were for employee-related expenses, (2) $9 million related to the closure of certain United Kingdom facilities, and (3) $7 million in other costs. The restructuring accrual of $7 million as of December 31, 2008 related to our fiscal 2006 international publishing reorganization is expected to be utilized by March 2017. This accrual is included in other accrued expenses presented in Note 9 of the Notes to Condensed Consolidated Financial Statements.

During the remainder of fiscal 2009, we anticipate incurring approximately $2 million of restructuring charges related to the fiscal 2006 international publishing reorganization. Overall, including the charges incurred through December 31, 2008, we expect to incur between $50 million and $55 million of restructuring charges in connection with our fiscal 2006 international publishing reorganization, substantially all of which will result in cash expenditures by 2017. These restructuring charges will consist primarily of employee-related relocation assistance (approximately $30 million), facility exit costs (approximately $15 million), as well as other reorganization costs (approximately $7 million).

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

Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of December 31, 2008 and March 31, 2008, approximately $20 million and $10 million, respectively, of minimum guaranteed royalty obligations are included in the royalty-related assets and liabilities tables below.

Each quarter, we also evaluate the future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. We had no impairments during the three months ended December 31, 2008. During the nine months ended December 31, 2008, we recognized an impairment charge of $5 million. During the three and nine months ended December 31, 2007, we recognized impairment charges of $2 million and $3 million, respectively.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of December 31, 2008	As of March 31, 2008
Other current assets	$77	$54
Other assets	46	62

Royalty-related assets	$123	$116

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

	As of December 31, 2008	As of March 31, 2008
Accrued and other current liabilities	$387	$200
Other liabilities	13	3

Royalty-related liabilities	$400	$203

In addition, as of December 31, 2008, we were committed to pay approximately $1,560 million to content licensors and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 11 of the Notes to Condensed Consolidated Financial Statements.

(9) BALANCE SHEET DETAILS

Inventories

Inventories as of December 31, 2008 and March 31, 2008 consisted of (in millions):

	As of December 31, 2008	As of March 31, 2008
Raw materials and work in process	$14	$4
In-transit inventory	1	43
Finished goods	280	121

Inventories	$295	$168

Property and Equipment, Net

Property and equipment, net, as of December 31, 2008 and March 31, 2008 consisted of (in millions):

	As of December 31, 2008	As of March 31, 2008
Computer equipment and software	$655	$643
Buildings	144	151
Leasehold improvements	126	131
Office equipment, furniture and fixtures	64	77
Land	17	11
Warehouse equipment and other	13	11
Construction in progress	11	14

	1,030	1,038
Less accumulated depreciation	(658)	(642)

Property and equipment, net	$372	$396

As of December 31, 2008, although we continue to market our facility in Chertsey, England for sale, for accounting purposes, based on current market conditions, we have reclassified the estimated fair value of the Chertsey facility from other current assets as an asset held for sale to property and equipment, net, on our Condensed Consolidated Balance Sheets.

Depreciation expense associated with property and equipment amounted to $28 million and $89 million for the three and nine months ended December 31, 2008, respectively. Depreciation expense associated with property and equipment amounted to $32 million and $94 million for the three and nine months ended December 31, 2007, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities as of December 31, 2008 and March 31, 2008 consisted of (in millions):

	As of December 31, 2008	As of March 31, 2008
Accrued royalties	$387	$200
Other accrued expenses	268	210
Accrued compensation and benefits	144	189
Deferred net revenue (other)	108	73
Accrued value added taxes	36	11

Accrued and other current liabilities	$943	$683

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements and other revenue for which revenue recognition criteria has not been met.

Deferred Net Revenue (Packaged Goods and Digital Content)

Deferred net revenue (packaged goods and digital content) was $512 million as of December 31, 2008 and $387 million as of March 31, 2008. Deferred net revenue (packaged goods and digital content) includes the deferral of (1) the total net revenue from the sale of certain online-enabled packaged goods and PC digital downloads for which we do not have vendor-specific objective evidence of fair value (“VSOE”) for the online service we provide in connection with the sale of the software, (2) revenue from certain packaged goods sales of massively-multiplayer online role-playing games, and (3) revenue from the sale of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions”. We recognize revenue from sales of online-enabled packaged goods and PC digital downloads for which we do not have VSOE for the online service on a straight-line basis over an estimated six month period beginning in the month after shipment. However, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

(10) INCOME TAXES

In accordance with APB No. 28, “Interim Financial Reporting”, we are required to estimate our annual effective tax rate at the end of each quarterly period. We are also required to record the tax effect of certain discrete items, which are unusual or occur infrequently, in the interim period in which they occur, including changes in judgment about deferred tax valuation allowances. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires that a valuation allowance must be established against deferred tax assets when, for purposes of SFAS No. 109, it is considered more likely than not that all or a portion of deferred tax assets will not be realized. In making this determination, we are required under SFAS No. 109 to give significant weight to evidence that can be objectively verified. SFAS No. 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results, particularly in light of the recent deterioration of the economic environment. Therefore, cumulative losses weigh heavily in the overall assessment. In making our assessment, we are also required to consider the scheduled reversal of existing deferred tax liabilities, carryback of future deductible amounts allowed under current tax law, and tax planning strategies. Based on these requirements, during the three months ended December 31, 2008, we recorded a net discrete tax charge of $244 million related to an increase in the valuation allowance for U.S. deferred tax assets that existed as of our fiscal year ended March 31, 2008. In addition, we have revised our estimate of the annual effective tax rate to reflect a valuation allowance against our current year losses; this revision has the effect of reversing U.S. deferred tax benefits recorded during the six months ended September 30, 2008. We expect to provide a valuation allowance on future tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggests that these benefits are more likely than not to be realized. We will continue to reassess our valuation allowance on deferred tax assets in future periods on a quarterly basis.

The tax expense reported for the three and nine months ended December 31, 2008 is based on our projected annual effective tax rate for fiscal 2009, and also includes certain discrete tax charges recorded during the period. The effective tax rates for the three and nine months ended December 31, 2008 differ from the statutory rate of 35.0 percent primarily due to the effect of the deferred tax valuation allowance established against certain net deferred tax assets, U.S. losses for which now no benefit is recognized, non-deductible goodwill impairment charges, non-U.S. losses with a reduced or zero tax benefit, and certain discrete tax charges related to our integration of VG Holding Corp. (“VGH”), which we acquired in our fourth quarter of fiscal 2008, partially offset by benefits related to the resolution of examinations by taxing authorities. The effective tax rate for the three and nine months ended December 31, 2008 differs from the same periods in fiscal 2008 primarily due to the valuation allowance, reduced or zero tax benefit on losses incurred, the non-deductible goodwill impairment charges, tax charges related to VGH and tax benefits related to the resolution of tax examinations.

During the three and nine months ended December 31, 2008, we recorded a decrease of $46 million and $56 million in gross unrecognized tax benefits, respectively. The total gross unrecognized tax benefits as of December 31, 2008 is $256 million, of which $244 million would affect our effective tax rate if recognized upon resolution of the uncertain tax positions. During the three months ended December 31, 2008, we recorded a decrease in tax expense for gross interest and penalties of $7 million bringing the balance at December 31, 2008 to $56 million.

The Internal Revenue Service (“IRS”) has completed its field examination of our federal income tax returns for the fiscal years ending 1997 through 2005. As of December 31, 2008, the IRS had proposed, and we had agreed to, certain adjustments to these tax returns. As a result of these agreements, last quarter we recorded approximately $11 million of previously unrecognized tax benefits. The effects of these adjustments have been considered in estimating our future obligations for unrecognized tax benefits and are not expected to have a material impact on our future financial position or results of operations. As of December 31, 2008, we had not agreed to certain other proposed adjustments for fiscal years ending 1997 through 2005, and those issues are pending resolution by the Appeals division of the IRS.

During the three months ended December 31, 2008, we recorded approximately $24 million of previously unrecognized tax benefits due to the expiration of statutes of limitation in the United Kingdom, Canada, and France.

We are also under income tax examination in Canada for fiscal years 2004 and 2005 and in the United Kingdom for fiscal 2005. We remain subject to income tax examination in Canada for fiscal years after 2001, in France and the United Kingdom for fiscal years 2005 and after 2006, in Germany for fiscal years after 2003, and in Switzerland for fiscal years after 2006.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some of the issues under review by the IRS, United Kingdom, and Canadian taxing authorities could be resolved in the next 12 months, at this stage of the process it is not practicable to estimate a range of the potential change in the underlying unrecognized tax benefits with respect to these examinations. With respect to our other tax positions, we expect our unrecognized tax benefits to increase over the next 12 months primarily for current year tax positions.

The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. As part of the EESA, the Research & Development (“R&D”) Tax Credit was extended through 2009. The R&D Tax Credit had previously expired at the end of calendar 2007. Additional deferred tax benefits of $12 million related to the reinstatement of the R&D Tax Credit will not have a material impact on our effective tax rate for fiscal 2009 due to effect of our current year loss and the related valuation allowance on our deferred tax assets.

During the three months ended December 31, 2008, we recorded $18 million of additional deferred tax benefits related to an adjustment of our estimated tax liability associated with the integration of VGH earlier in fiscal 2009. These incremental deferred tax benefits were fully offset by the valuation allowance that was also recorded during the three months ended December 31, 2008.

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

On May 26, 2006, the lessor extended its loan financing underlying the Phase One Lease with its lenders through July 2007, and on May 14, 2007, the lenders extended this financing again for an additional year through July 2008. On April 14, 2008, the lenders extended the financing for another year through July 2009, and modified certain definitions used in the covenants. On June 9, 2008, the Phase One Lease was amended to further modify certain definitions used in the covenants. On February 2, 2009, the Phase One Lease was amended to modify the Fixed Charge Coverage Ratio, the Quick Ratio and the Consolidated EBIDTA definitions used in the covenants. Had we not entered into this amendment, which covered the quarter ended December 31, 2008, as well as future quarters, we would have been unable to meet the Fixed Charge Coverage Ratio for such quarter. We were in compliance with each of the other financial covenants. At any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement or negotiate an alternative financing arrangement.

Pursuant to the terms of the Phase One Lease, we have an option to purchase the Phase One Facilities at any time for a purchase price of $132 million. In the event of a sale to a third party, if the sale price is less than $132 million, we will be obligated to reimburse the difference between the actual sale price and $132 million, up to a maximum of $117 million, subject to certain provisions of the Phase One Lease, as amended. We account for the Phase One Lease arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. In the event that we were to purchase the Phase One Facilities, we would be required to classify the property on our Condensed Consolidated Balance Sheets and recognize the depreciation expense for the property. We may purchase the Phase One Facilities for reasons including, but not limited to, our decision to exercise our purchase option, if required by the lessor in the event of a default under the lease agreement, or upon the expiration of the loan financing absent an alternative financing arrangement.

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

On May 26, 2006, the lessor extended the Phase Two Lease through July 2009 subject to early termination in the event the underlying loan financing between the lessor and its lenders is not extended. Concurrently with the extension of the lease, the lessor extended the loan financing underlying the Phase Two Lease with its lenders through July 2007. On May 14, 2007, the lenders extended this financing again for an additional year through July 2008. On April 14, 2008, the lenders extended the financing for another year through July 2009, and modified certain definitions used in the covenants. On June 9, 2008, the Phase Two Lease was amended to further modify certain definitions used in the covenants. On February 2, 2009, the Phase Two Lease was amended to modify the Fixed Charge Coverage Ratio, the Quick Ratio and the Consolidated EBIDTA definitions used in the covenants. Had we not entered into this amendment, which covered the quarter ended December 31, 2008, as well as future quarters, we would have been unable to meet the Fixed Charge Coverage Ratio for such quarter. We were in compliance with each of the other financial covenants. At any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement or negotiate an alternative financing arrangement.

Pursuant to the terms of the Phase Two Lease, we have an option to purchase the Phase Two Facilities at any time for a purchase price of $115 million. In the event of a sale to a third party, if the sale price is less than $115 million, we will be obligated to reimburse the difference between the actual sale price and $115 million, up to a maximum of $105 million, subject to certain provisions of the Phase Two Lease, as amended. We account for the Phase Two Lease arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. In the event that we were to purchase the Phase Two Facilities, we would be required to classify the property on our Condensed Consolidated Balance Sheets and recognize the depreciation expense for the property. We may purchase the Phase Two Facilities for reasons including, but not limited to, our decision to exercise our purchase option, if required by the lessor in the event of a default under the lease agreement, or upon the expiration of the loan financing absent an alternative financing arrangement.

We believe that, as of December 31, 2008, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.

The two lease agreements with KeyBank National Association described above require us to maintain certain financial covenants. The following table sets forth the amended financial covenants as of February 2, 2009, all of which we were in compliance with as of December 31, 2008.

Financial Covenants	Requirements for the Quarter Ended December 31, 2008		Actual as of December 31, 2008
Consolidated Net Worth (in millions)	equal to or greater than	$ 2,430	$3,053
Fixed Charge Coverage Ratio	equal to or greater than	2.00:1.00	2.38:1.00
Total Consolidated Debt to Capital	equal to or less than	60%	7.5%
Quick Ratio	equal to or greater than	3.00:1.00	11.15:1.00

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

In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, and FAPL (Football Association Premier League Limited) (professional soccer); NASCAR (stock car racing); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter); New Line Productions and Saul Zaentz Company (The Lord of the Rings); Red Bear Inc. (John Madden); National Football League Properties and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); Viacom Consumer Products (The Godfather); ESPN (content in EA SPORTS games); Twentieth Century Fox Licensing and Merchandising (The Simpsons); and Hasbro, Inc. (a wide array of Hasbro intellectual properties). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements, and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below. During the nine months ended December 31, 2008, we declined to exercise our option to invest in the Arena Football League.

The following table summarizes our minimum contractual obligations and commercial commitments as of December 31, 2008 (in millions):

Fiscal Year Ending March 31,	Contractual Obligations			Commercial Commitments
	Leases (1)	Developer/ Licensor Commitments (2)	Marketing	Letter of Credit, Bank and Other Guarantees	Total
2009 (remaining three months)	$15	$55	$19	$2	$91
2010	53	277	80	—	410
2011	41	294	39	—	374
2012	29	166	38	—	233
2013	22	152	38	—	212
Thereafter	48	636	155	—	839

Total	$208	$1,580	$369	$2	$2,159

(1)

Lease commitments include contractual rental commitments of $9 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported in our Condensed Consolidated Balance Sheets as of December 31, 2008.

(2)

Developer/licensor commitments include $20 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of December 31, 2008 because payment is not contingent upon performance by the developer or licensor.

The amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements.

In addition to what is included in the table above, as of December 31, 2008, we had a liability for unrecognized tax benefits and related interest totaling $312 million, of which approximately $69 million was offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

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

•	Expected dividends.

The assumptions used in the Black-Scholes valuation model to value our option grants and ESPP were as follows:

	Stock Option Grants				Employee Stock Purchase Plan
	Three Months Ended December 31,		Nine Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007	2008	2007
Risk-free interest rate	1.0 - 1.8%	3.3 - 3.8%	1.0 - 3.8%	3.3 - 5.1%	1.9 - 2.1%	4.2%
Expected volatility	44 - 52%	33 - 34%	32 - 52%	31 - 37%	35%	32 - 33%
Weighted-average volatility	48%	34%	42%	32%	35%	33%
Expected term	4.2 years	4.3 years	4.3 years	4.4 years	6-12 months	6-12 months
Expected dividends	None	None	None	None	None	None

There were no employee stock purchase plan shares valued during the three months ended December 31, 2008 and 2007.

Employee stock-based compensation expense recognized during the three and nine months ended December 31, 2008 and 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and our ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Cost of goods sold	$—	$1	$1	$1
Marketing and sales	5	5	15	15
General and administrative	11	11	34	29
Research and development	28	21	97	60

Stock-based compensation expense	44	38	147	105
Provision for (benefit from) income taxes	21	(7)	—	(20)

Stock-based compensation expense, net of tax	$65	$31	$147	$85

As of December 31, 2008, our total unrecognized compensation cost related to stock options was $183 million and is expected to be recognized over a weighted-average service period of 2.4 years. As of December 31, 2008, our total unrecognized compensation cost related to restricted stock, restricted stock units and notes payable in shares of common stock (collectively referred to as “restricted stock rights”) was $320 million and is expected to be recognized over a weighted-average service period of 1.9 years.

The following table summarizes our stock option activity for the nine months ended December 31, 2008:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2008	36,077	$43.32
Activity for the nine months ended December 31, 2008:
Granted	6,143	30.06
Exercised	(2,402)	23.01
Forfeited, cancelled or expired	(2,796)	52.20

Outstanding as of December 31, 2008	37,022	41.77	6.0	$1

Exercisable as of December 31, 2008	23,213	41.73	4.4	$1

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options granted during the three and nine months ended December 31, 2008 was $6.48 and $10.35, respectively. The weighted-average grant-date fair value of stock options granted during the three and nine months ended December 31, 2007 was $18.81 and $17.25, respectively.

The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit grants discussed below, for the nine months ended December 31, 2008:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2008	6,344	$52.22
Activity for the nine months ended December 31, 2008:
Granted	3,624	33.51
Vested	(1,065)	42.35
Forfeited or cancelled	(577)	50.43

Balance as of December 31, 2008	8,326	45.46

The weighted-average grant date fair value of restricted stock rights is based on the quoted market value of our common stock on the date of grant. The weighted-average fair value of restricted stock rights granted during the three and nine months ended December 31, 2008 was $17.99 and $33.51, respectively. The weighted-average fair value of restricted stock rights granted during the three and nine months ended December 31, 2007 was $57.95 and $51.23, respectively.

The following table summarizes our performance-based restricted stock unit activity for the nine months ended December 31, 2008:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2008	691	$54.51
Activity for the nine months ended December 31, 2008:
Granted	2,614	46.05
Vested	(54)	54.51
Forfeited or cancelled	(188)	49.95

Balance as of December 31, 2008	3,063	47.57

The weighted-average grant date fair value of performance-based restricted stock units is based on the quoted market value of our common stock on the date of grant. The weighted-average fair value of performance-based restricted stock units granted during the three and nine months ended December 31, 2008 was $15.90 and $46.05, respectively. There were no performance-based restricted stock units granted during the three and nine months ended December 31, 2007.

During the nine months ended December 31, 2008 and 2007, we issued 519 thousand and 494 thousand shares, respectively, under the ESPP with an exercise price for purchase rights of $40.20 and $42.86, respectively. The estimated weighted-average fair value of purchase rights during the nine months ended December 31, 2008 and 2007 was $12.20 and $14.69, respectively.

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

(13) COMPREHENSIVE INCOME (LOSS)

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

The components of comprehensive income (loss) for the three and nine months ended December 31, 2008 and 2007 are summarized as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net loss	$(641)	$(33)	$(1,046)	$(361)

Other comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of tax expense of $3, $0 and $0, $3, respectively	(333)	125	(427)	251
Reclassification adjustment for losses realized on investments in net loss, net of tax expense of $0, ($1) and $0, ($2), respectively	27	7	57	6
Change in unrealized gains on derivative instruments, net of tax expense of $0, $0 and $0, $1, respectively	11	6	15	4
Reclassification adjustment for gains on derivative instruments in net loss, net of tax expense of $0, $0 and $0, ($1), respectively	(8)	(2)	(7)	(3)
Foreign currency translation adjustments	(71)	5	(88)	41

Total other comprehensive income (loss)	(374)	141	(450)	299

Total comprehensive income (loss)	$(1,015)	$108	$(1,496)	$(62)

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(14) NET LOSS PER SHARE

As a result of our net loss for the three and nine months ended December 31, 2008, we have excluded certain stock awards from the diluted loss per share calculation as their inclusion would have been antidilutive. Had we reported net income for these periods, an additional 1 million and 6 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share for the three and nine months ended December 31, 2008, respectively.

As a result of our net loss for the three and nine months ended December 31, 2007, we have excluded certain stock awards from the diluted loss per share calculation as their inclusion would have been antidilutive. Had we reported net income for these periods, an additional 8 million and 7 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share for the three and nine months ended December 31, 2007.

Options to purchase 38 million and 27 million shares of common stock were excluded from the computation of diluted shares for the three and nine months ended December 31, 2008, respectively, as their inclusion would have been antidilutive. For the three and nine months ended December 31, 2008, the weighted-average exercise price of these shares was $39.28 and $46.28 per share, respectively.

Options to purchase 13 million and 17 million shares of common stock were excluded from the computation of diluted shares for the three and nine months ended December 31, 2007, respectively, as their inclusion would have been antidilutive. For the three and nine months ended December 31, 2007, the weighted-average exercise price of these shares was $54.55 and $54.48 per share, respectively.

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

During the fourth quarter of fiscal 2008, we updated our financial systems such that, in addition to providing geographic information, we provide our CODM financial information based upon management’s new organizational structure (the “Label Structure”). Our business is organized around three operating labels, EA Games, EA SPORTS and EA Play, as well as a new organization, EA Interactive, which reports into our Publishing business. In addition, our CODM now regularly receives separate financial information for two distinct businesses within the EA Interactive organization: EA Mobile and POGO. Accordingly in assessing performance and allocating resources, our CODM reviews the results of our three labels, as well as the two operating segments in EA Interactive: EA Mobile and POGO. Due to their similar economic characteristics, products and distribution methods, EA Games, EA SPORTS, EA Play and POGO’s results are aggregated into one Reportable Segment (the “Label segment”) as shown below. The remaining operating segment’s results are not material for separate disclosure and are included in the reconciliation of Label segment profit to consolidated operating loss below. In addition to assessing performance and allocating resources based on our operating segments as described herein, to a lesser degree, our CODM also continues to review results based on geographic performance.

The following table summarizes the financial performance of the Label segment and a reconciliation of the Label segment’s profit to our consolidated operating loss for the three and nine months ended December 31, 2008 (in millions):

	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2008
Label segment:
Net revenue	$1,640	$3,228
Depreciation and amortization	(17)	(52)
Other expenses	(1,294)	(2,764)

Label segment profit	329	412
Reconciliation to consolidated operating loss:
Other:
Change in deferred net revenue (packaged goods and digital content)	(88)	(125)
Other net revenue	102	249
Depreciation and amortization	(30)	(94)
Other expenses	(617)	(1,207)

Consolidated operating loss	$(304)	$(765)

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

The following table summarizes the financial performance of our previous Publishing structure segments and a reconciliation of our Publishing segment’s profit to our consolidated operating income (loss) for the three and nine months ended December 31, 2007 (in millions):

	Three Months Ended December 31, 2007	Nine Months Ended December 31, 2007
Publishing segment:
Net revenue	$1,669	$2,917
Depreciation and amortization	(6)	(16)
Other expenses	(988)	(1,809)

Publishing segment profit	675	1,092
Reconciliation to consolidated operating income (loss):
Other:
Change in deferred net revenue (packaged goods and digital content)	(231)	(563)
Other net revenue	65	183
Depreciation and amortization	(39)	(119)
Other expenses	(463)	(1,042)

Consolidated operating income (loss)	$7	$(449)

Publishing segment profit differs from consolidated operating income (loss) primarily due to the exclusion of (1) substantially all of our research and development expense, as well as certain corporate functional costs that are not allocated to the publishing organizations and (2) the deferral of certain net revenue related to online-enabled packaged goods and digital content.

Information about our total net revenue by platform for the three and nine months ended December 31, 2008 and 2007 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Consoles
Xbox 360	$265	$196	$570	$461
PLAYSTATION 3	217	102	452	130
Wii	172	139	262	227
PlayStation 2	137	301	271	435
Xbox	—	3	1	19
Nintendo GameCube	—	1	—	5

Total Consoles	791	742	1,556	1,277
PC	119	148	293	316
Mobile Platforms
Nintendo DS	115	122	180	195
Wireless	48	39	140	108
PSP	35	74	130	115
Game Boy Advance	—	2	—	8

Total Mobile Platforms	198	237	450	426
Co-publishing and Distribution	456	320	860	391
Internet Services, Licensing and Other
Subscription Services	45	25	100	69
Licensing, Advertising and Other	45	31	93	58

Total Internet Services, Licensing and Other	90	56	193	127

Total Net Revenue	$1,654	$1,503	$3,352	$2,537

Information about our operations in North America, Europe and Asia for the three and nine months ended December 31, 2008 and 2007 is presented below (in millions):

	North America	Europe	Asia	Total
Three months ended December 31, 2008
Net revenue from unaffiliated customers	$957	$623	$74	$1,654
Long-lived assets	1,192	183	41	1,416
Three months ended December 31, 2007
Net revenue from unaffiliated customers	$768	$668	$67	$1,503
Long-lived assets	1,123	169	8	1,300
Nine months ended December 31, 2008
Net revenue from unaffiliated customers	$1,941	$1,253	$158	$3,352
Nine months ended December 31, 2007
Net revenue from unaffiliated customers	$1,292	$1,119	$126	$2,537

Our direct sales to GameStop Corp. represented approximately 14 percent of total net revenue for each of the three and nine months ended December 31, 2008, and approximately 12 percent of total net revenue for each of the three and nine months ended December 31, 2007. Our direct sales to Wal-Mart Stores, Inc. represented approximately 14 percent and 13 percent of total net revenue for the three and nine months ended December 31, 2008, respectively, and approximately 12 percent and 11 percent of total net revenue for the three and nine months ended December 31, 2007, respectively.

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

In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees—An Amendment of FASB Statement No. 133 and FASB Interpretation No.45; and Clarification of the Effective Date of FASB Statement No.161”. FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP, which amend SFAS No. 133 and FIN No. 45, are effective for reporting periods (annual or interim) ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS No. 161. Disclosures required by SFAS No. 161 are effective for any reporting period (annual or interim) beginning after November 15, 2008. We do not expect the adoption of FSP FAS 133-1 and FIN 45-4 to have a material impact on our Condensed Consolidated Financial Statements.

(17) PROPOSED ACQUISITION OF TAKE-TWO INTERACTIVE SOFTWARE, INC. AND RELATED LINE OF CREDIT

On March 13, 2008, we commenced an unsolicited $26.00 per share cash tender offer for all of the outstanding shares of Take-Two Interactive Software, Inc., a Delaware corporation (“Take-Two”), for a total purchase price of approximately $2.1 billion. On April 18, 2008, we adjusted the purchase price in the cash tender offer to $25.74 per share following the approval by Take-Two stockholders of amendments to Take-Two’s Incentive Stock Plan, which would permit the issuance of additional shares of restricted stock to ZelnickMedia Corporation pursuant to its management agreement with Take-Two. The total aggregate purchase price for Take-Two did not change as a result of the adjustment to the per share purchase price in the tender offer. On May 9, 2008, we received a commitment from certain financial institutions to provide us with up to $1.0 billion of senior unsecured term loan financing at any time until January 9, 2009, to be used to provide a portion of the funds for the offer and/or merger. On August 18, 2008, we allowed the tender offer to expire without purchasing any shares of Take-Two and, on September 14, 2008, we announced that we had terminated discussions with, and would not be making a proposal to acquire, Take-Two. On September 26, 2008, pursuant to the terms of the funding, we received a notice from the financial institutions that had committed to provide us with the funding that, in light of our decision not to make a proposal to acquire Take-Two, their commitment to provide the funding had terminated. As a result of the terminated discussions, we recognized $21 million in related costs consisting of legal, banking and other consulting fees during the nine months ended December 31, 2008. These costs are included in our Condensed Consolidated Statements of Operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Electronic Arts Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of December 27, 2008, the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 27, 2008 and December 29, 2007, and the related condensed consolidated statement of cash flows for the nine-month periods ended December 27, 2008 and December 29, 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
February 4, 2009

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

OVERVIEW

The following overview is a top-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and nine months ended December 31, 2008, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and the Condensed Consolidated Financial Statements and related notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 as filed with the SEC on May 23, 2008 and in other documents we have filed with the SEC.

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

As of December 31, 2008 and March 31, 2008, we had an accumulated balance of $512 million and $387 million, respectively, of deferred net revenue related to online-enabled packaged goods and digital content, substantially all of which was driven by sales made during the six months ended December 31, 2008 and March 31, 2008, respectively.

Three Months Ended December 31, 2008

Total net revenue for the three months ended December 31, 2008 was $1,654 million, up $151 million as compared to the three months ended December 31, 2007. The deferral of net revenue related to sales of online-enabled packaged goods and digital content, which will be recognized in future periods, decreased our reported net revenue for the three months ended December 31, 2008 by $88 million as compared to a decrease of $231 million for the three months ended December 31, 2007. Net revenue was driven primarily by Rock Band™ 2.

Net loss for the three months ended December 31, 2008 was $641 million as compared to a net loss of $33 million for the three months ended December 31, 2007. Diluted loss per share for the three months ended December 31, 2008 was $2.00 as compared to diluted loss per share of $0.10 for the three months ended December 31, 2007. Net loss increased during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 primarily as a result of (1) the recognition of $368 million of goodwill impairment, (2) recognition of a net discrete tax charge of $244 million related to an increase in the valuation allowance for U.S. deferred tax assets that existed as of our fiscal year ended March 31, 2008 (in addition, we have revised our estimate of the annual effective tax rate to reflect a valuation allowance against our current year losses; this revision has the effect of reversing U.S. deferred tax benefits recorded during the six months ended September 30, 2008), (3) $143 million increase in cost of goods sold, and (4) a $72 million increase in marketing, advertising, promotional expenses, and external development costs. These were partially offset by (a) an increase of $151 million in net revenue due to increased sales of our games and (b) $78 million decrease in personnel-related costs primarily as a result of a decrease in incentive-based compensation expense partially offset by an increase in additional personnel-related expenses.

During the nine months ended December 31, 2008, we used $203 million of cash in operating activities as compared to generating $53 million in cash for the nine months ended December 31, 2007. The increase in cash used in operating activities for the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007 was primarily due to an increase in personnel-related expenses, external development costs and advertising and marketing costs.

Management’s Overview of Historical and Prospective Business Trends

Economic Environment. As a result of the national and global economic downturn, overall consumer spending has declined. Retailers globally have taken a more conservative stance in ordering game inventory, particularly for older catalog titles (i.e., sales of games that were released in a previous quarter). The decrease in discretionary consumer spending contributed to the decline in anticipated demand for our products during the recent holiday selling season. Historically, our industry has been resilient to economic recessions with sales being significantly influenced by technology drivers such as the introduction and widespread consumer adoption of new video game consoles. While the installed base of the Xbox 360, the PLAYSTATION 3 and the Wii is expected to continue to grow significantly, we are cautious about our future sales in light of the current economic environment and the impact it has had on the retailers that we use.

Goodwill Impairment. Adverse economic conditions, including the decline in our market capitalization and our expected financial performance, indicated that a potential impairment of goodwill existed during the three months ended December 31, 2008. As a result, we performed goodwill impairment tests for our reporting units in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit. Our reporting units are determined by the components of our operating segments that constitute a business for which both (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. The fair values of the reporting units are estimated using a combination of the market approach, which utilizes comparable companies’ data and/or the income approach, or discounted cash flows.

We completed the first step of the goodwill impairment testing in the third quarter of fiscal 2009 and determined that the fair value of our EA Mobile reporting unit fell below the carrying value of that reporting unit. As a result, we conducted the second step in accordance with SFAS No. 142 and determined that the EA Mobile reporting unit’s goodwill was impaired. Substantially all of our goodwill associated with our EA Mobile reporting unit was derived from our acquisition of JAMDAT Mobile Inc. in February 2006.

During the three months ended December 31, 2008, we estimated, on a preliminary basis, a goodwill impairment charge of $368 million related to our EA Mobile reporting unit. The second step of the impairment test will be completed during the fourth quarter of fiscal 2009. Once completed, there may be a material adjustment to the goodwill impairment charge recorded on our Condensed Consolidated Statements of Operations.

Deferred Income Tax Valuation Allowance. We account for income taxes under SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires that a valuation allowance must be established against deferred tax assets when, for purposes of SFAS No. 109, it is considered more likely than not that all or a portion of deferred tax assets will not be realized. In making this determination, we are required under SFAS No. 109 to give significant weight to evidence that can be objectively verified. SFAS No. 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results, particularly in light of the recent deterioration of the economic environment. Therefore, cumulative losses weigh heavily in the overall assessment. In making our assessment, we are also required to consider the scheduled reversal of existing deferred tax liabilities, carryback of future deductible amounts allowed under current tax law, and tax planning strategies. Based on these requirements, we have recorded a net discrete tax charge of $244 million related to an increase in the valuation allowance for U.S. deferred tax assets that existed as of our fiscal year ended March 31, 2008. In addition, we have revised our estimate of the annual effective tax rate to reflect a valuation allowance against our current year losses; this revision has the effect of reversing U.S. deferred tax benefits recorded during the six months ended September 30, 2008. In addition, we expect to provide a valuation allowance on future tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggests that these benefits are more likely than not to be realized.

Fiscal 2009 Restructuring. In the quarter ended December 31, 2008, we announced details of a cost-reduction plan. In connection with our fiscal 2009 restructuring, we expect to reduce our worldwide workforce by approximately 11 percent, or 1,100 employees, and close 12 studio and publishing locations.

Since the inception of the fiscal 2009 restructuring plan through December 31, 2008, we have incurred charges associated with (1) employee-related expenses, (2) asset impairments, and (3) costs associated with the closure of a facility.

Including charges incurred through December 31, 2008, we expect to incur cash and non-cash charges between $65 million and $75 million by fiscal 2010. These charges will consist primarily of employee-related costs (approximately $35 million), facility exit costs (approximately $30 million), as well as other costs including asset impairment costs (approximately $5 million). We anticipate recognizing cost savings in our operating expenses as a result of these actions. We estimate that this restructuring plan will reduce our annual operating expense by approximately $125 million during fiscal 2010 as compared to fiscal 2009.

International Operations and Foreign Currency Exchange Impact. International sales are a fundamental part of our business. Net revenue from international sales accounted for approximately 42 percent of our total net revenue during the first nine months of fiscal 2009 and approximately 49 percent of our total net revenue during the first nine months of fiscal 2008. Our international net revenue was primarily driven by sales in Europe and, to a much lesser extent, in Asia. We believe that in order to succeed internationally, it is important to locally develop content that is specifically directed toward local cultures and consumers. We estimate that foreign exchange rates had an unfavorable impact on our net revenue of $31 million, or 2 percent, for the three months ended December 31, 2008, and less than $1 million, or less than 1 percent, for the nine months ended December 31, 2008, respectively. During the three months ended December 31, 2008, the U.S. dollar strengthened against other currencies, including the Euro and the British pound sterling. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency. If the U.S. dollar continues to strengthen against these currencies, then foreign exchange rates may continue to have an unfavorable impact on our results of operations and our financial condition.

Transition to a New Generation of Consoles. Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. The current cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched their next-generation systems, the PLAYSTATION 3 and the Wii, respectively. During fiscal 2008, the installed base of each of these systems continued to expand and, as a result, sales of our products for these systems have also increased significantly. At the same time, however, demand for video games for prior-generation systems, particularly the original Xbox and the Nintendo GameCube, has declined significantly. In fiscal 2009, we expect to significantly reduce the number of titles we develop and market for the prior-generation PlayStation 2, release only one title for the original Xbox and do not expect to release any titles for the Nintendo GameCube. As a result, we expect our sales of video games for prior-generation systems will continue to decline. The decline in prior-generation product sales, particularly the PlayStation 2, may be greater or faster than we anticipate, and sales of products for the new platforms may be lower or increase more slowly than we anticipate. Moreover, we expect development costs for the new video game systems to continue to be greater on a per-title basis than development costs for prior-generation video game systems. We expect research and development expenses to increase on an absolute basis in fiscal 2009 as compared to fiscal 2008 (although not necessarily as a percentage of net revenue). In addition, in light of the current economic environment and where we stand in the current generation console cycle, our industry may experience slower growth than in recent years.

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

•

In January 2008, we acquired VG Holding Corp. (“VGH”), owner of both BioWare Corp. and Pandemic Studios, LLC, which create action, adventure, and role-playing games. The development of a majority of the projects for which we incurred an acquired-in-process technology charge in connection with the acquisition continued to be in-progress at December 31, 2008 or had shipped prior to the end of our fiscal quarter ended December 31, 2008.

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

On March 13, 2008, we commenced an unsolicited $26.00 per share cash tender offer for all of the outstanding shares of Take-Two Interactive Software, Inc., a Delaware corporation (“Take-Two”), for a total purchase price of approximately $2.1 billion. On August 18, 2008, we allowed the tender offer to expire without purchasing any shares of Take-Two and, on September 14, 2008, we announced that we had terminated discussions with, and would not be making a proposal to acquire, Take-Two. As a result of the terminated discussions, during the nine months ended December 31, 2008, we recognized $21 million in related costs consisting of legal, banking and other consulting fees.

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

SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit. Our reporting units are determined by the components of our operating segments that constitute a business for which both (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. SFAS No. 142 requires that the impairment test be performed at least annually by applying a fair-value-based test. The first step measures for impairment by applying fair-value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit.

To determine the fair values of the reporting units used in the first step, we use a combination of the market approach, which utilizes comparable companies’ data and/or the income approach, or discounted cash flows. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. Our estimates for market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. Our business consists of developing, marketing and distributing video game software and content using both established and emerging intellectual properties and our forecasts for emerging intellectual properties are based upon internal estimates and external sources rather than historical information and have an inherently higher risk of accuracy. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

During the three months ended December 31, 2008, we estimated, on a preliminary basis, a goodwill impairment charge of $368 million related to our EA Mobile reporting unit. We have not been able to complete the second step of our analysis, primarily because of the quantity and sensitivity of assumptions used in our estimate. The second step of the impairment test will be completed during the fourth quarter of fiscal 2009. Once completed, there may be a material adjustment to the goodwill impairment charge recorded on our Condensed Consolidated Statements of Operations.

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

Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of December 31, 2008 and March 31, 2008, approximately $20 million and $10 million, respectively, of minimum guaranteed royalty obligations had been recognized.

Each quarter, we also evaluate the future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. In either case, we rely on estimated revenue to evaluate the future realization of prepaid royalties and commitments. If actual sales or revised revenue estimates fall below the initial revenue estimate, then the actual charge taken may be greater in any given quarter than anticipated. We had no impairments during the three months ended December 31, 2008. During the nine months ended December 31, 2008, we recognized an impairment charge of $5 million. During the three and nine months ended December 31, 2007, we recognized impairment charges of $2 million and $3 million, respectively.

Income Taxes

We account for income taxes under SFAS No. 109, which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires that a valuation allowance must be established against deferred tax assets when, for purposes of SFAS No. 109, it is considered more likely than not that all or a portion of deferred tax assets will not be realized. In making this determination, we are required under SFAS No. 109 to give significant weight to evidence that can be objectively verified. SFAS No. 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results, particularly in light of the recent deterioration of the economic environment. Therefore, cumulative losses weigh heavily in the overall assessment.

In addition to considering forecasts of future taxable income, we are also required to evaluate and quantify other possible sources of taxable income in order to assess the realization of our deferred tax assets. SFAS No. 109 prescribes the scheduled reversal of existing deferred tax liabilities, carry back of future deductible amounts allowed under current tax law, and tax planning strategies and possible sources of taxable income. Evaluating and quantifying these amounts involves significant judgments and assumptions. Each source of income must be evaluated to based on all positive and negative evidence, and involve assumptions about future activity. SFAS No. 109 provides that certain temporary differences that are not expected to reverse during the carry forward periods permitted by tax law cannot be considered as a source of future taxable income that may be available to realize the benefit of deferred tax assets. For example, when determining the valuation allowance we recorded in the three months ended December 31, 2008, we did not include as a source of future taxable income the accumulated tax depreciation on our headquarter facilities in Redwood City, California. These facilities are subject to leases which expire in July, 2009, and are accounted for as operating leases in accordance with SFAS No. 13, “Accounting for Leases”. However, if we are unable or decide not to renew these leases and acquire the facilities, then we would be able to include temporary differences representing approximately $44 million of deferred tax liabilities as a source of future taxable income, and we would record a corresponding reduction in our valuation allowance.

Evaluating the ability to use tax-planning strategies also involves considerable judgment in determining if the strategy is prudent and feasible, and whether or not an enterprise would take such action to prevent a carry forward from expiring.

Based on the assumptions and requirements noted above, we have recorded a net discrete tax charge of $244 million related to an increase in the valuation allowance for U.S. deferred tax assets that existed as of our fiscal year ended March 31, 2008. In addition, we have revised our estimate of the annual effective tax rate to reflect a valuation allowance against our current year losses; this revision has the effect of reversing U.S. deferred tax benefits recorded during the six months ended September 30, 2008. In addition, we expect to provide a valuation allowance on future tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggests that these benefits are more likely than not to be realized.

In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our uncertain tax positions in each jurisdiction where we operate. These estimates involve complex issues and require us to make judgments about the likely application of the tax law to our situation, as well as with respect to other matters, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations. We are also required to make determinations of the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent that it is more likely than not that certain deferred tax assets will not be realized based on our assessment of all positive and negative evidence in each jurisdiction.

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

RESULTS OF OPERATIONS

Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2009 and 2008 contain 52 weeks and end on March 28, 2009 and March 29, 2008, respectively. Our results of operations for the three months ended December 31, 2008 and 2007 contain 13 weeks and ended on December 27, 2008 and December 29, 2007, respectively. Our results of operations for the nine months ended December 31, 2008 and 2007 contain 39 weeks and ended on December 27, 2008 and December 29, 2007, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

During the three and nine months ended December 31, 2008, we recognized total net revenue of $1,654 million and $3,352 million, respectively. Our total net revenue during the three and nine months ended December 31, 2008 includes $329 million and $809 million, respectively, recognized from sales of certain online-enabled packaged goods and digital content for which we were not able to objectively determine the fair value (as defined by U.S. Generally Accepted Accounting Principles for software sales) of a free online service that we provided in connection with the sale. When we refer to deferral of net revenue in this “Net Revenue” section, we mean the deferral of (1) the total net revenue from the sale of certain online-enabled packaged goods and PC digital downloads for which we do not have VSOE for the online service we provide in connection with the sale of the software, (2) revenue from certain packaged goods sales of massively-multiplayer online role-playing games, and (3) revenue from the sale of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions”. During the three and nine months ended December 31, 2008, we deferred the recognition of $88 million and $125 million, respectively, of net revenue as compared to the deferral of $231 million and $563 million, respectively, of net revenue during the three and nine months ended December 31, 2007.

From a geographical perspective, our total net revenue for the three and nine months ended December 31, 2008 and 2007 was as follows (in millions):

	Three Months Ended December 31,				Increase / (Decrease)	% Change
	2008		2007
North America	$957	58%	$768	51%	$189	25%

Europe	623	38%	668	44%	(45)	(7%)
Asia	74	4%	67	5%	7	10%

International	697	42%	735	49%	(38)	(5%)

Total Net Revenue	$1,654	100%	$1,503	100%	$151	10%

	Nine Months Ended December 31,				Increase	% Change
	2008		2007
North America	$1,941	58%	$1,292	51%	$649	50%

Europe	1,253	37%	1,119	44%	134	12%
Asia	158	5%	126	5%	32	25%

International	1,411	42%	1,245	49%	166	13%

Total Net Revenue	$3,352	100%	$2,537	100%	$815	32%

The overall change in deferred net revenue for the three and nine months ended December 31, 2008 and 2007 was as follows (in millions):

	Three Months Ended December 31,		Increase / (Decrease)
	2008	2007
PLAYSTATION 3	$(56)	$(94)	$38
PSP	(35)	(37)	2
Wii	(28)	(17)	(11)
Wireless	(2)	—	(2)
Co-Publishing and Distribution	3	(52)	55
PC	8	(5)	13
PlayStation 2	11	(23)	34
Subscription Services	11	—	11
Other	—	(3)	3

Total Impact on Net Revenue	$(88)	$(231)	$143

	Nine Months Ended December 31,		Increase / (Decrease)
	2008	2007
PC	$(77)	$(49)	$(28)
PLAYSTATION 3	(55)	(182)	127
Wii	(37)	(41)	4
Wireless	(1)	(1)	—
PSP	—	(68)	68
Subscription Services	13	—	13
Co-Publishing and Distribution	16	(52)	68
PlayStation 2	28	(162)	190
Other	(12)	(8)	(4)

Total Impact on Net Revenue	$(125)	$(563)	$438

North America

For the three months ended December 31, 2008, net revenue in North America was $957 million, driven by Rock Band 2, Madden NFL 09, and Left 4 Dead.

Net revenue for the three months ended December 31, 2008 increased 25 percent, or $189 million, as compared to the three months ended December 31, 2007. The recognition of deferred net revenue increased our reported net revenue by $47 million during the three months ended December 31, 2008 as compared to a decrease in our reported net revenue due to the deferral of $93 million of net revenue for the three months ended December 31, 2007. From an operational perspective, the increase in net revenue was driven by (1) a $128 million increase in net revenue from co-publishing and distribution titles, (2) a $50 million increase in net revenue from sales of our published titles for the PLAYSTATION 3, and (3) a $36 million increase in net revenue from sales of our published titles for the Wii. These increases were partially offset by a decrease of $62 million in net revenue from sales of our published titles for the PlayStation 2.

The change in deferred net revenue for the three months ended December 31, 2008 and 2007 for North America was as follows (in millions):

	Three Months Ended December 31,		Increase / (Decrease)
	2008	2007
PC	$26	$4	$22
PLAYSTATION 3	21	(24)	45
Subscription Services	10	—	10
PlayStation 2	9	(17)	26
Co-Publishing and Distribution	3	(18)	21
Wireless	(2)	—	(2)
PSP	(7)	(20)	13
Wii	(15)	(15)	—
Other	2	(3)	5

Total Impact on Net Revenue	$47	$(93)	$140

For the nine months ended December 31, 2008, net revenue in North America was $1,941 million, driven by Rock Band, Rock Band 2, and Madden NFL 09. We continue to expect net revenue for North America to increase during fiscal 2009 as compared to fiscal 2008.

Net revenue for the nine months ended December 31, 2008 increased 50 percent, or $649 million, as compared to the nine months ended December 31, 2007. The deferral of net revenue, which will be recognized in future periods, decreased our reported net revenue by $55 million during the nine months ended December 31, 2008 as compared to a decrease in our reported net revenue of $264 million for the nine months ended December 31, 2007. From an operational perspective, the increase in net revenue was driven by (1) a $372 million increase in net revenue from co-publishing and distribution titles, (2) a $140 million increase in net revenue from sales of our published titles for the PLAYSTATION 3, (3) a $68 million increase in net revenue from sales of our published titles for the Xbox 360, and (4) a $50 million increase in net revenue from sales of titles for the Wii. These increases were partially offset by a decrease of $48 million in net revenue from sales of our published titles for the PlayStation 2.

The change in deferred net revenue for the nine months ended December 31, 2008 and 2007 for North America was as follows (in millions):

	Nine Months Ended December 31,		Increase / (Decrease)
	2008	2007
PC	$(34)	$(6)	$(28)
PLAYSTATION 3	(23)	(82)	59
Wii	(23)	(28)	5
Wireless	(1)	(1)	—
PSP	7	(33)	40
Co-Publishing and Distribution	7	(18)	25
PlayStation 2	9	(90)	99
Subscription Services	12	—	12
Other	(9)	(6)	(3)

Total Impact on Net Revenue	$(55)	$(264)	$209

Europe

For the three months ended December 31, 2008, net revenue in Europe was $623 million, driven by FIFA 09, Need for Speed Undercover, and Dead Space™. We estimate that foreign exchange rates (primarily the British pound sterling) decreased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $23 million, or 4 percent, for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue decreased by approximately $22 million, or 3 percent, for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.

Net revenue for the three months ended December 31, 2008 decreased 7 percent, or $45 million, as compared to the three months ended December 31, 2007. The deferral of net revenue, which will be recognized in future periods, decreased our reported net revenue by $123 million during the three months ended December 31, 2008 as compared to a decrease in our reported net revenue of $124 million for the three months ended December 31, 2007. From an operational perspective the decrease in net revenue was driven by (1) a $90 million decrease in net revenue from sales of our published titles for the PlayStation 2, (2) a $27 million decrease in net revenue from sales of our published titles for the PSP, and (3) a $27 million decrease in net revenue from sales of our published titles for the PC. These decreases were partially offset by (a) a $57 million increase in net revenue from sales of our published titles for the PLAYSTATION 3 and (b) a $54 million increase in net revenue from sales of our published titles for the Xbox 360.

The change in deferred net revenue for the three months ended December 31, 2008 and 2007 for Europe was as follows (in millions):

	Three Months Ended December 31,		Increase / (Decrease)
	2008	2007
PLAYSTATION 3	$(70)	$(63)	$(7)
PSP	(26)	(15)	(11)
PC	(15)	(9)	(6)
Wii	(12)	(1)	(11)
Co-Publishing and Distribution	—	(30)	30
PlayStation 2	2	(6)	8
Other	(2)	—	(2)

Total Impact on Net Revenue	$(123)	$(124)	$1

For the nine months ended December 31, 2008, net revenue in Europe was $1,253 million, driven by FIFA 09, Rock Band, and FIFA 08. We estimate that foreign exchange rates (primarily the British pound sterling) increased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $4 million, or less than 1 percent, for the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue increased by approximately $130 million, or 12 percent, for the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007. We continue to expect net revenue for Europe to increase during fiscal 2009 as compared to fiscal 2008.

Net revenue for the nine months ended December 31, 2008 increased 12 percent, or $134 million, as compared to the nine months ended December 31, 2007. The deferral of net revenue, which will be recognized in future periods, decreased our reported net revenue by $65 million during the nine months ended December 31, 2008 as compared to a decrease in our reported net revenue due to the deferral of $272 million of net revenue for the nine months ended December 31, 2007. From an operational perspective the increase in net revenue was driven by (1) a $162 million increase in net revenue from sales of our published titles for the PLAYSTATION 3, (2) an $88 million increase in net revenue from co-publishing and distribution titles. These increases were partially offset by (a) a $101 million decrease in net revenue from sales of our published titles for the PlayStation 2 and (b) a $32 million decrease in net revenue from sales of our published titles for the Nintendo DS.

The change in deferred net revenue for the nine months ended December 31, 2008 and 2007 for Europe was as follows (in millions):

	Nine Months Ended December 31,		Increase / (Decrease)
	2008	2007
PC	$(36)	$(39)	$3
PLAYSTATION 3	(29)	(91)	62
Wii	(14)	(12)	(2)
PSP	(8)	(32)	24
Co-Publishing and Distribution	8	(30)	38
PlayStation 2	17	(67)	84
Other	(3)	(1)	(2)

Total Impact on Net Revenue	$(65)	$(272)	$207

Asia

For the three months ended December 31, 2008, net revenue in Asia was $74 million, driven by FIFA 09, Need for Speed Undercover, and Rock Band. We estimate that foreign exchange rates (particularly the Australian dollar) decreased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $8 million, or 12 percent, for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue increased by approximately $15 million, or 22 percent, for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.

Net revenue for the three months ended December 31, 2008 increased 10 percent, or $7 million, as compared to the three months ended December 31, 2007. The deferral of net revenue, which will be recognized in future periods, decreased our reported net revenue by $12 million during the three months ended December 31, 2008 as compared to a decrease in our reported net revenue due to the deferral of $14 million of net revenue for the three months ended December 31, 2007. From an operational perspective, the increase in net revenue was driven primarily by (1) a $7 million increase in net revenue from sales of our published titles for the PLAYSTATION 3, (2) a $4 million increase in net revenue from sales of our published titles for the Xbox 360, and (3) a $3 million increase in net revenue from co-publishing and distribution titles. These increases were partially offset by a $10 million decrease in net revenue from sales of our published titles for the PlayStation 2.

The change in deferred net revenue for the three months ended December 31, 2008 and 2007 for Asia was as follows (in millions):

	Three Months Ended December 31,		Increase / (Decrease)
	2008	2007
PLAYSTATION 3	$(7)	$(6)	$(1)
PC	(3)	(1)	(2)
PSP	(2)	(1)	(1)
Wii	(1)	(1)	—
PlayStation 2	—	(1)	1
Co-Publishing and Distribution	—	(4)	4
Subscription Services	1	—	1

Total Impact on Net Revenue	$(12)	$(14)	$2

For the nine months ended December 31, 2008, net revenue in Asia was $158 million, driven by FIFA 09, Need for Speed ProStreet, and Need for Speed Undercover. We estimate that foreign exchange rates (particularly the Australian dollar) decreased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $4 million, or 3 percent, for the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue increased by approximately $36 million, or 28 percent, for the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007.

Net revenue for the nine months ended December 31, 2008 increased 25 percent, or $32 million, as compared to the nine months ended December 31, 2007. The deferral of net revenue, which will be recognized in future periods, decreased our reported net revenue by $5 million during the nine months ended December 31, 2008 as compared to a decrease in our reported net revenue due to the deferral of $27 million of net revenue for the nine months ended December 31, 2007. From an operational perspective, the increase in net revenue was driven by (1) a $20 million increase in net revenue from sales of our published titles for the PLAYSTATION 3, (2) a $9 million increase in net revenue from co-publishing and distribution titles, and (3) a $6 million increase in net revenue from wireless titles.

The change in deferred net revenue for the nine months ended December 31, 2008 and 2007 for Asia was as follows (in millions):

	Nine Months Ended December 31,		Increase / (Decrease)
	2008	2007
PC	$(7)	$(3)	$(4)
PLAYSTATION 3	(3)	(10)	7
Wii	—	(1)	1
Co-Publishing and Distribution	1	(4)	5
PSP	1	(3)	4
Subscription Services	1	—	1
PlayStation 2	2	(5)	7
Other	—	(1)	1

Total Impact on Net Revenue	$(5)	$(27)	$22

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

Cost of goods sold for the three and nine months ended December 31, 2008 and 2007 were as follows (in millions):

	December 31, 2008	% of Net Revenue	December 31, 2007	% of Net Revenue	% Change	Change as a % of Net Revenue
Three months ended	$925	55.9%	$782	52.0%	18.3%	3.9%
Nine months ended	$1,778	53.0%	$1,342	52.9%	32.5%	0.1%

During the three months ended December 31, 2008, cost of goods sold increased by 3.9 percent as a percentage of total net revenue as compared to the three months ended December 31, 2007. This increase was primarily due to (1) a greater percentage of net revenue from co-publishing and distribution products, which have a lower margin, as compared to our EA studio products and (2) an increase in price protection taken or expected to be taken for products already sold. As a result, we estimate average product costs as a percentage of total net revenue increased by approximately 8 percentage points as compared to the prior-year period. The overall increase in cost of goods sold as a percentage of net revenue was mitigated by $143 million of lower deferred net revenue related to certain online-enabled packaged goods and digital content during the three months ended

December 31, 2008 as compared to the three months ended December 31, 2007, which positively impacted cost of goods sold as a percent of total net revenue by approximately 4 percent.

During the nine months ended December 31, 2008, cost of goods sold was relatively flat as a percentage of total net revenue as compared to the nine months ended December 31, 2007. Cost of goods sold increased as a percentage of total net revenue by approximately 8 percent primarily due to (1) a greater percentage of net revenue from co-publishing and distribution products, which have a lower margin, as compared to our EA studio products and (2) an increase in price protection taken or expected to be taken for products already sold. The overall increase in cost of goods sold as a percentage of net revenue was mitigated by $438 million of lower deferred net revenue related to certain online-enabled packaged goods and digital content during the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007, which positively impacted cost of goods sold as a percent of total net revenue by approximately 8 percent.

Although there can be no assurance, and our actual results could differ materially, in the short term we expect our gross margin to remain flat in fiscal 2009 as compared to fiscal 2008.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs and advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for the three and nine months ended December 31, 2008 and 2007 were as follows (in millions):

	December 31, 2008	% of Net Revenue	December 31, 2007	% of Net Revenue	$ Change	% Change
Three months ended	$250	15%	$213	14%	$37	17%
Nine months ended	$575	17%	$459	18%	$116	25%

Marketing and sales expenses increased by $37 million, or 17 percent, during the three months ended December 31, 2008, as compared to the three months ended December 31, 2007. The increase was primarily due to an increase of $46 million in marketing, advertising and promotional expenses primarily to support our launch of new franchises and incremental spending on established franchises. This increase was partially offset by an $11 million decrease in personnel-related costs primarily resulting from a decrease in incentive-based compensation expense.

Marketing and sales expenses increased by $116 million, or 25 percent, during the nine months ended December 31, 2008, as compared to the nine months ended December 31, 2007. The increase was primarily due to (1) an increase of $93 million in marketing, advertising and promotional expenses primarily to support our launch of new franchises and incremental spending on established franchises, as well as (2) a $23 million increase in additional personnel-related costs primarily resulting from an increase in headcount. These increases were partially offset by a $6 million decrease in incentive-based compensation expense.

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

General and administrative expenses for the three and nine months ended December 31, 2008 and 2007 were as follows (in millions):

	December 31, 2008	% of Net Revenue	December 31, 2007	% of Net Revenue	$ Change	% Change
Three months ended	$82	5%	$95	6%	$(13)	(14%)
Nine months ended	$258	8%	$250	10%	$8	3%

General and administrative expenses decreased by $13 million, or 14 percent, during the three months ended December 31, 2008, as compared to the three months ended December 31, 2007. The decrease was primarily due to a decrease of $22 million in personnel-related costs primarily resulting from a decrease in incentive-based compensation expense.

General and administrative expenses increased by $8 million, or 3 percent, during the nine months ended December 31, 2008, as compared to the nine months ended December 31, 2007 due to (1) an increase of $10 million in allowance for doubtful accounts primarily resulting from the expected collectability of certain receivables and (2) a $9 million increase in contracted services associated with IT system initiatives and professional services. These increases were partially offset by a decrease in facilities-related expenses of $12 million.

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

Research and development expenses for the three and nine months ended December 31, 2008 and 2007 were as follows (in millions):

	December 31, 2008	% of Net Revenue	December 31, 2007	% of Net Revenue	$ Change	% Change
Three months ended	$299	18%	$321	21%	$(22)	(7%)
Nine months ended	$1,027	31%	$829	33%	$198	24%

Research and development expenses decreased by $22 million, or 7 percent, during the three months ended December 31, 2008, as compared to the three months ended December 31, 2007. The decrease was primarily due to a decrease of $62 million in incentive-based compensation expense. This decrease was partially offset by (1) higher external development costs of $26 million due to a greater number of projects in development as compared to the prior year and (2) an increase of $17 million in additional personnel-related costs, partially resulting from our acquisition of VGH in January 2008.

Research and development expenses increased by $198 million, or 24 percent, during the nine months ended December 31, 2008, as compared to the nine months ended December 31, 2007. The increase was primarily due to (1) higher external development costs of $91 million due to a greater number of projects in development as compared to the prior year, (2) an increase of $82 million in additional personnel-related costs, partially resulting from our acquisition of VGH in January 2008, (3) an increase of $37 million in stock-based compensation expense, and (4) an increase in facilities-related expenses of $10 million to support our research and development functions worldwide. These increases were partially offset by a decrease of $24 million in incentive-based compensation expense.

We expect research and development expenses to increase in absolute dollars in fiscal 2009 as compared to fiscal 2008 primarily due to an increase in personnel-related costs and a greater number of titles in development.

Amortization of Intangibles

Amortization of intangibles for the three and nine months ended December 31, 2008 and 2007 was as follows (in millions):

	December 31, 2008	% of Net Revenue	December 31, 2007	% of Net Revenue	$ Change	% Change
Three months ended	$15	1%	$7	—	$8	114%
Nine months ended	$46	1%	$21	1%	$25	119%

Amortization of intangibles increased by $8 million, or 114 percent, during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007, and by $25 million, or 119 percent, during the nine months ended

December 31, 2008 as compared to the nine months ended December 31, 2007, primarily due to the amortization of intangibles related to our acquisition of VGH.

We expect amortization of intangible expenses to increase in fiscal 2009 as compared to fiscal 2008 primarily due to the amortization of intangibles related to our recent acquisition of VGH.

Certain Abandoned Acquisition-Related Costs

Certain abandoned acquisition-related costs consist of costs we incurred in connection with the abandoned acquisition of Take-Two. On August 18, 2008, we allowed our tender offer for Take-Two shares to expire without purchasing any shares of Take-Two and, on September 14, 2008, we announced that we had terminated discussions with, and would not be making a proposal to acquire, Take-Two. As a result, during the nine months ended December 31, 2008, we recognized $21 million in related costs consisting of legal, banking and other consulting fees.

Goodwill Impairment

Adverse economic conditions, including the decline in our market capitalization and our expected financial performance, indicated that a potential impairment of goodwill existed during the three months ended December 31, 2008. As a result, we performed goodwill impairment tests for our reporting units in accordance with SFAS No. 142. As a result of the goodwill impairment analysis, we determined that our EA Mobile reporting unit’s goodwill was impaired. Substantially all of our goodwill associated with our EA Mobile reporting unit was derived from our acquisition of JAMDAT Mobile Inc. in February 2006. During the three months ended December 31, 2008, we estimated, on a preliminary basis, a goodwill impairment charge of $368 million related to our EA Mobile reporting unit. The impairment test will be completed during the fourth quarter of fiscal 2009. Once completed, there may be a material adjustment to the goodwill impairment charge recorded on our Condensed Consolidated Statements of Operations.

Restructuring Charges

Restructuring charges for the three and nine months ended December 31, 2008 and 2007 were as follows (in millions):

	December 31, 2008	% of Net Revenue	December 31, 2007	% of Net Revenue	$ Change	% Change
Three months ended	$18	1%	$78	5%	$(60)	(77%)
Nine months ended	$41	1%	$85	3%	$(44)	(52%)

In the quarter ended December 31, 2008, we announced details of a cost-reduction plan. In connection with our fiscal 2009 restructuring, we expect to reduce our worldwide workforce by approximately 11 percent, or 1,100 employees, and close 12 studio and publishing locations. During the three and nine months ended December 31, 2008, we incurred approximately $13 million of charges in connection with our fiscal 2009 restructuring, of which $10 million was for employee-related expenses. Including charges incurred through December 31, 2008, we expect to incur cash and non-cash charges between $65 million and $75 million by fiscal 2010. These charges will consist primarily of employee-related costs (approximately $35 million), facility exit costs (approximately $30 million), as well as other costs including asset impairment costs (approximately $5 million).

In connection with our fiscal 2008 reorganization, during the nine months ended December 31, 2008, we incurred approximately $25 million of reorganization charges, of which $16 million was related to facilities-related expenses and $9 million related to other expenses, including contracted services costs to assist in the reorganization of our business support functions. During the nine months ended December 31, 2007, we incurred approximately $81 million of reorganization charges, of which $44 million was facilities-related expenses, $25 million was other expenses including contracted services costs to assist in the reorganization of our business support functions, and $12 million was employee-related expenses.

Losses on Strategic Investments

Losses on strategic investments for the three and nine months ended December 31, 2008 and 2007 were as follows (in millions):

	December 31, 2008	% of Net Revenue	December 31, 2007	% of Net Revenue	$ Change	% Change
Three months ended	$(27)	(2%)	$(12)	(1%)	$(15)	125%
Nine months ended	$(67)	(2%)	$(12)	—	$(55)	458%

During the three months ended December 31, 2008, losses on strategic investments increased by $15 million, or 125 percent, as compared to the three months ended December 31, 2007. We recognized a $27 million impairment charge on our investment in The9 during the three months ended December 31, 2008. During the three months ended December 31, 2007, we recognized a $12 million impairment charge on our investments in Neowiz Corporation’s common and preferred shares.

During the nine months ended December 31, 2008, losses on strategic investments increased by $55 million, or 458 percent, as compared to the nine months ended December 31, 2007. We recognized (1) a $40 million impairment charge on our investments in Neowiz Corporation’s common and preferred shares and (2) a $27 million impairment charge on our investment in The9 during the nine months ended December 31, 2008. During the nine months ended December 31, 2007, we recognized a $12 million impairment charge on our investments in Neowiz Corporation’s common and preferred shares.

Interest and Other Income, Net

Interest and other income, net, for the three and nine months ended December 31, 2008 and 2007 were as follows (in millions):

	December 31, 2008	% of Net Revenue	December 31, 2007	% of Net Revenue	$ Change	% Change
Three months ended	$14	1%	$32	2%	$(18)	(56%)
Nine months ended	$36	1%	$90	4%	$(54)	(60%)

During the three and nine months ended December 31, 2008, interest and other income, net, decreased by $18 million, or 56 percent, and $54 million, or 60 percent, respectively, as compared to the three and nine months ended December 31, 2007, primarily due to a decrease in interest income resulting from lower yields on our cash, cash equivalent and short-term investment balances.

Income Taxes

Income tax expense (benefit) for the three and nine months ended December 31, 2008 and 2007 were as follows (in millions):

	December 31, 2008	Effective Tax Rate	December 31, 2007	Effective Tax Rate	% Change
Three months ended	$324	N/A	$60	221.1%	440%
Nine months ended	$250	N/A	$(10)	2.9%	(2600%)

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires that a valuation allowance must be established against deferred tax assets when, for purposes of SFAS No. 109, it is considered more likely than not that all or a portion of deferred tax assets will not be realized. In making this determination, we are required under SFAS No. 109 to give significant weight to evidence that can be objectively verified. SFAS No. 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results, particularly in light of the recent deterioration of the economic environment. Therefore, cumulative losses weigh heavily in the overall assessment. In making our assessment, we are also required to consider the scheduled reversal of existing deferred tax liabilities, carryback of future deductible amounts allowed under current tax law, and tax planning strategies. Based on these requirements, during the three months ended December 31, 2008, we recorded a net discrete tax charge of $244 million related to an increase in the valuation allowance for U.S. deferred tax assets that existed as of our fiscal year ended March 31, 2008. In addition, we have revised our estimate of the annual effective tax rate to reflect a valuation allowance against our current year losses; this revision has the effect of reversing U.S. deferred tax benefits recorded during the six months ended September 30, 2008. We expect to provide a valuation allowance on future tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggests that these benefits are more likely than not to be realized. We will continue to reassess our valuation allowance on deferred tax assets in future periods on a quarterly basis.

Our reported tax rate for the three and nine months ended December 31, 2008 is based on our projected annual effective tax rate for fiscal 2009, and also includes certain discrete tax charges recorded during the period. The effective tax rates for the three and nine months ended December 31, 2008 differ from the statutory rate of 35.0 percent primarily due to the effect of the deferred tax valuation allowance established against certain net deferred tax assets, U.S. losses for which now no benefit is recognized, non-deductible goodwill impairment charges, non-U.S. losses with a reduced or zero tax benefit, and certain discrete tax charges related to our integration of VGH, which we acquired in our fourth quarter of fiscal 2008, partially offset by benefits related to the resolution of examinations by taxing authorities. The effective tax rate for the three and nine months ended December 31, 2008 differs from the same periods in fiscal 2008 primarily due to the valuation allowance, non-deductible goodwill impairment charges, the reduced or zero tax benefit on losses incurred, the tax charges related to VGH and tax benefits related to the resolution of tax examinations.

The overall effective income tax rate for the fiscal year could be different from the tax rates in effect for the three and nine months ended December 31, 2008 and will be dependent on our profitability for the remainder of the fiscal year. In addition, our effective income tax rates for the remainder of fiscal 2009 and future periods will depend on a variety of factors, including changes in our business such as acquisitions and intercompany transactions, non-deductible charges, changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, as well as changes in, or termination of, our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile. In absolute dollars, we expect our fiscal 2009 tax expense to be between $250 million and $275 million.

The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. As part of the EESA, the Research & Development (“R&D”) Tax Credit was extended through 2009. The R&D Tax Credit had previously expired at the end of calendar year 2007. Additional deferred tax benefits of $12 million related to the reinstatement of the R&D Tax Credit will not have a material impact on our effective tax rate for fiscal 2009 due to effect of our current year loss and the related valuation allowance on our deferred tax assets.

SFAS No. 109 provides that certain temporary differences that are not expected to reverse during the carryforward periods permitted by tax law cannot be considered as a source of future taxable income that may be available to realize the benefit of deferred tax assets. In determining the valuation allowance we recorded in the three months ended December 31, 2008, we were not able to include as a source of future taxable income the accumulated tax depreciation on our headquarter facilities in Redwood City, California. These facilities are subject to leases which expire in July 2009, and are accounted for as operating leases in accordance with SFAS No. 13, “Accounting for Leases”. If we are unable or decide not to renew these leases, and acquire the facilities, then we would be able to include temporary differences representing approximately $44 million of deferred tax liabilities as a source of future taxable income, and we would record a corresponding reduction in our valuation allowance.

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

In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees - An Amendment of FASB Statement No. 133 and FASB Interpretation No.45; and Clarification of the Effective Date of FASB Statement No.161”. FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133,

“Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP, which amend SFAS No. 133 and FIN No. 45, are effective for reporting periods (annual or interim) ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS No. 161. Disclosures required by SFAS No. 161 are effective for any reporting period (annual or interim) beginning after November 15, 2008. We do not expect the adoption of FSP FAS 133-1 and FIN 45-4 to have a material impact on our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of December 31, 2008	As of March 31, 2008	Decrease
Cash and cash equivalents	$1,379	$1,553	$(174)
Short-term investments	580	734	(154)
Marketable equity securities	302	729	(427)

Total	$2,261	$3,016	$(755)

Percentage of total assets	43%	50%

	Nine Months Ended December 31,		Decrease
(In millions)	2008	2007
Cash provided by (used in) operating activities	$(203)	$53	$(256)
Cash provided by investing activities	3	221	(218)
Cash provided by financing activities	77	205	(128)
Effect of foreign exchange on cash and cash equivalents	(51)	28	(79)

Net increase (decrease) in cash and cash equivalents	$(174)	$507	$(681)

Changes in Cash Flow

During the nine months ended December 31, 2008, we used $203 million of cash in operating activities as compared to generating $53 million in cash for the nine months ended December 31, 2007. The increase in cash used in operating activities for the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007 was primarily due to an increase in personnel-related expenses, external development costs and advertising and marketing costs.

For the nine months ended December 31, 2008, we generated $610 million of cash proceeds from maturities and sales of short-term investments and $75 million in proceeds from sales of common stock through our stock-based compensation plans. Our primary use of cash in non-operating activities consisted of $459 million used to purchase short-term investments, $90 million in capital expenditures and $58 million used for acquisitions.

Short-term investments and marketable equity securities

Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2008, our short-term investments had gross unrealized gains of $8 million, or 1 percent of the total in short-term investments, and gross unrealized losses of $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

Marketable equity securities decreased to $302 million as of December 31, 2008, from $729 million as of March 31, 2008. This decrease was primarily due to (1) unrealized losses of $369 million in the fair value of our investments, and (2) impairment charges of $30 million and $27 million recognized on our Neowiz and The9 common stock investments, respectively.

Receivables, net

Our gross accounts receivable balances were $1,097 million and $544 million as of December 31, 2008 and March 31, 2008, respectively. The increase in our accounts receivable balance was primarily due to higher sales volumes in the third quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008, which was expected as we traditionally have higher sales during our third fiscal quarter as compared to our fourth fiscal quarter. We expect our accounts receivable balance to decrease during the three months ending March 31, 2009 resulting from our collections and our seasonal lower sales volume. Reserves for sales returns, pricing allowances and doubtful accounts increased in absolute dollars from $238 million as of March 31, 2008 to $303 million as of December 31, 2008. As a percentage of trailing nine month net revenue, reserves increased from 7 percent as of March 31, 2008, to 9 percent as of December 31, 2008. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.

Inventories

Inventories increased to $295 million as of December 31, 2008, from $168 million as of March 31, 2008, primarily as a result of an increase of (1) $60 million of Rock Band and Rock Band 2 inventory and (2) $15 million of Warhammer Online: Age of Reckoning inventory.

Other current assets and other assets

Other current assets decreased to $239 million as of December 31, 2008, from $290 million as of March 31, 2008. Other assets decreased to $118 million as of December 31, 2008, from $157 million as of March 31, 2008. Other current assets and other assets combined, decreased by $90 million primarily due to (1) the impairment and subsequent reclassification of an asset classified as an asset held for sale in other current assets to property and equipment, net, in the amount of $48 million and (2) a decrease in prepaid taxes of $22 million.

Accounts payable

Accounts payable increased to $333 million as of December 31, 2008, from $229 million as of March 31, 2008, primarily due to higher inventory purchases during the third quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008 as a result of the seasonality of our business.

Accrued and other current liabilities

Our accrued and other current liabilities increased to $943 million as of December 31, 2008 from $683 million as of March 31, 2008. The $260 million increase was primarily due to (1) a $180 million increase in royalties payable directly associated with the increase in our co-publishing and distribution revenue and inventory, (2) a $50 million increase in marketing and advertising accruals to support our current year releases, and (3) an increase of $34 million in our deferred net revenue (other).

Deferred income taxes, net

Our net deferred income tax asset position decreased by $264 million of December 31, 2008 as compared to March 31, 2008 primarily due to the recognition of a net discrete tax charge of $244 million related to an increase in the valuation allowance for U.S. deferred tax assets that existed as of our fiscal year ended March 31, 2008. In addition, we have revised our estimate of the annual effective tax rate to reflect a valuation allowance against our current year losses; this revision has the effect of reversing U.S. deferred tax benefits recorded during the six months ended September 30, 2008.

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

The loan financing arrangements supporting our Redwood City headquarters leases with KeyBank National Association, described in the “Off-Balance Sheet Commitments” section below, are scheduled to expire in July 2009. At any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement or negotiate an alternative financing arrangement. We may purchase the facilities for $247 million for reasons including, but not limited to, our decision to exercise our purchase option, if required by the lessor in the event of a default under the lease agreement, or upon the expiration of the loan financing absent an alternative financing arrangement, or we may arrange a sale of the facilities to a third party. In the event of a sale to a third party, if the sale price is less than $247 million, we will be obligated to reimburse the difference between the actual sale price and $247 million, up to maximum of $222 million, subject to certain provisions of the leases.

As of December 31, 2008, approximately $746 million of our cash, cash equivalents, short-term investments and marketable equity securities that was generated from operations was domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

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

In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, and FAPL (Football Association Premier League Limited) (professional soccer); NASCAR (stock car racing); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter); New Line Productions and Saul Zaentz Company (The Lord of the Rings); Red Bear Inc. (John Madden); National Football League Properties and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); Viacom Consumer Products (The Godfather); ESPN (content in EA SPORTS games); Twentieth Century Fox

Licensing and Merchandising (The Simpsons); and Hasbro, Inc. (a wide array of Hasbro intellectual properties). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements, and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below. During the nine months ended December 31, 2008, we declined to exercise our option to invest in the Arena Football League.

The following table summarizes our minimum contractual obligations and commercial commitments as of December 31, 2008, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations			Commercial Commitments
Fiscal Year Ending March 31,	Leases (1)	Developer/ Licensor Commitments (2)	Marketing	Letter of Credit, Bank and Other Guarantees	Total
2009 (remaining three months)	$15	$55	$19	$2	$91
2010	53	277	80	—	410
2011	41	294	39	—	374
2012	29	166	38	—	233
2013	22	152	38	—	212
Thereafter	48	636	155	—	839

Total	$208	$1,580	$369	$2	$2,159

(1)

See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information. Lease commitments include contractual rental commitments of $9 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported in our Condensed Consolidated Balance Sheets as of December 31, 2008.

(2)

Developer/licensor commitments include $20 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheets as of December 31, 2008 because payment is not contingent upon performance by the developer or licensor.

The amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements.

In addition to what is included in the table above, as of December 31, 2008, we had a liability for unrecognized tax benefits and related interest totaling $312 million, of which approximately $69 million was offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

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

On May 26, 2006, the lessor extended its loan financing underlying the Phase One Lease with its lenders through July 2007, and on May 14, 2007, the lenders extended this financing again for an additional year through July 2008. On April 14, 2008, the lenders extended the financing for another year through July 2009, and modified certain definitions used in the covenants. On June 9, 2008, the Phase One Lease was amended to further modify certain definitions used in the covenants. On February 2, 2009, the Phase One Lease was amended to modify the Fixed Charge Coverage Ratio, the Quick Ratio and the Consolidated EBIDTA definitions used in the covenants. Had we not entered into this amendment, which covered the quarter ended December 31, 2008, as well as future quarters, we would have been unable to meet the Fixed Charge Coverage Ratio for such quarter. We were in compliance with each of the other financial covenants. At any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement or negotiate an alternative financing arrangement.

Pursuant to the terms of the Phase One Lease, we have an option to purchase the Phase One Facilities at any time for a purchase price of $132 million. In the event of a sale to a third party, if the sale price is less than $132 million, we will be obligated to reimburse the difference between the actual sale price and $132 million, up to a maximum of $117 million, subject to certain provisions of the Phase One Lease, as amended. We account for the Phase One Lease arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. In the event that we were to purchase the Phase One Facilities, we would be required to classify the property on our Condensed Consolidated Balance Sheets and recognize the depreciation expense for the property. We may purchase the Phase One Facilities for reasons including, but not limited to, our decision to exercise our purchase option, if required by the lessor in the event of a default under the lease agreement, or upon the expiration of the loan financing absent an alternative financing arrangement.

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

On May 26, 2006, the lessor extended the Phase Two Lease through July 2009 subject to early termination in the event the underlying loan financing between the lessor and its lenders is not extended. Concurrently with the extension of the lease, the lessor extended the loan financing underlying the Phase Two Lease with its lenders through July 2007. On May 14, 2007, the lenders extended this financing again for an additional year through July 2008. On April 14, 2008, the lenders extended the financing for another year through July 2009, and modified certain definitions used in the covenants. On June 9, 2008, the Phase Two Lease was amended to further modify certain definitions used in the covenants. On February 2, 2009, the Phase Two Lease was amended to modify the Fixed Charge Coverage Ratio, the Quick Ratio and the Consolidated EBIDTA definitions used in the covenants. Had we not entered into this amendment, which covered the quarter ended December 31, 2008, as well as future quarters, we would have been unable to meet the Fixed Charge Coverage Ratio for such quarter. We were in compliance with each of the other financial covenants. At any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement or negotiate an alternative financing arrangement.

Pursuant to the terms of the Phase Two Lease, we have an option to purchase the Phase Two Facilities at any time for a purchase price of $115 million. In the event of a sale to a third party, if the sale price is less than $115 million, we will be obligated to reimburse the difference between the actual sale price and $115 million, up to a maximum of $105 million, subject to certain provisions of the Phase Two Lease, as amended. We account for the Phase Two Lease arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. In the event that we were to purchase the Phase Two Facilities, we would be required to classify the property on our Condensed Consolidated Balance Sheets and recognize the depreciation expense for the property. We may purchase the Phase Two Facilities for reasons including, but not limited to, our decision to exercise our purchase option, if required by the lessor in the event of a default under the lease agreement, or upon the expiration of the loan financing absent an alternative financing arrangement.

We believe that, as of December 31, 2008, the estimated fair values of both properties under these operating leases exceeded their respective guaranteed residual values.

The two lease agreements with KeyBank National Association described above require us to maintain certain financial covenants. The following table sets forth the amended financial covenants as of February 2, 2009, all of which we were in compliance with as of December 31, 2008.

Financial Covenants	Requirements for the Quarter Ended December 31, 2008		Actual as of December 31, 2008
Consolidated Net Worth (in millions)	equal to or greater than	$2,430	$3,053
Fixed Charge Coverage Ratio	equal to or greater than	2.00:1.00	2.38:1.00
Total Consolidated Debt to Capital	equal to or less than	60%	7.5%
Quick Ratio	equal to or greater than	3.00:1.00	11.15:1.00

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

MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates, interest rates and market prices, which have experienced significant volatility in light of the global economic downturn. Market risk is the potential loss arising from changes in market rates and market prices. We employ established policies and practices to manage these risks. Foreign exchange option and forward contracts are used to hedge anticipated exposures or mitigate some existing exposures subject to foreign exchange risk as discussed below. While we do not hedge our short-term investment portfolio, we protect our short-term investment portfolio against different market risks, including interest rate risk as discussed below. Our cash and cash equivalents portfolio consist of investments with original maturities of three months or less, and are not exposed to significant interest rate risk. We also do not currently hedge our market price risk relating to our equity investments and we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Risk

Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into net revenue or operating expenses, as appropriate in the period when the forecasted transaction is recorded. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net, in our Condensed Consolidated Statements of Operations. Our hedging programs are designed to reduce, but do not entirely eliminate the impact of currency exchange rate movements in revenue and operating expenses. As of December 31, 2008, we had foreign currency option contracts to purchase approximately $13 million in foreign currency and to sell approximately $17 million of foreign currencies. As of December 31, 2008, these foreign currency option contracts outstanding had a total fair value of $3 million, included in other current assets.

Balance Sheet Hedging Activities. We use foreign exchange forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign exchange forward contracts are not designated as hedging instruments under SFAS No. 133 and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our Condensed Consolidated Balance Sheets, and gains and losses from changes in fair value are reported in interest and other income, net. The gains and losses on these forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated assets and liabilities, which are also reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign currency denominated asset or liability, in which case our results will be impacted. As of December 31, 2008, due to quarter-end schedules and bank holidays, we had foreign exchange contracts that were settled within one business day of quarter end. These foreign exchange contracts represented $983 million to purchase and sell currencies. Of this amount, $491 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $480 million to purchase foreign currencies in exchange for U.S, dollars, $6 million to sell foreign currencies in exchange for British pounds sterling and $6 million to purchase foreign currencies in exchange for British pounds sterling. The net fair value of these forward contracts that were settled within one business day of quarter end was $17 million as of December 31, 2008. Of which, $32 million was recognized in other current assets and $15 million was recognized in accrued and other current liabilities. In addition, as of December 31, 2008, we had other forward foreign exchange contracts to purchase and sell approximately $259 million in foreign currencies. The fair value of these forward contracts was immaterial as of December 31, 2008.

The counterparties to these forward and option contracts are creditworthy multinational commercial banks; therefore, while we believe the risk of counterparty nonperformance is not considered to be material, the disruption in the global financial markets has impacted some of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could affect our ability to secure credit-worthy counterparties for our foreign currency hedging programs.

Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2008, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in a potential loss in fair value of our option contracts used in cash flow hedging of $1 million and $2 million respectively. A hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses on our forward contracts used in balance sheet hedging of $24 million and $36 million, respectively, as of December 31, 2008. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in the same direction. Actual results may differ materially.

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

As of December 31, 2008 and March 31, 2008, our short-term investments were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of December 31, 2008 and March 31, 2008 (in millions):

	As of December 31, 2008	As of March 31, 2008
U.S. Treasury securities	$201	$161
Corporate bonds	176	231
U.S. agency securities	136	266
Commercial paper	43	12
Asset-backed securities	24	64

Total short-term investments	$580	$734

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of December 31, 2008, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 31, 2008	Valuation of Securities Given an Interest Rate Increase of X Basis Points
(In millions)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
U.S. Treasury securities	$206	$205	$203	$201	$199	$197	$196
Corporate bonds	179	178	177	176	175	174	173
U.S. agency securities	139	138	137	136	136	135	134
Commercial paper	43	43	43	43	43	43	43
Asset-backed securities	24	24	24	24	24	24	24

Total short-term investments	$591	$588	$584	$580	$577	$573	$570

Market Price Risk

The value of our equity investments in publicly traded companies is subject to market price volatility and foreign currency risk for investments denominated in foreign currencies. As of December 31, 2008 and March 31, 2008, our marketable equity securities were classified as available-for-sale and, consequently, were recorded in our Condensed Consolidated Balance Sheets at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $302 million and $729 million as of December 31, 2008 and March 31, 2008, respectively. In the three and nine months ended December 31, 2008, we recognized other-than-temporary impairment losses on our marketable equity securities of $27 million and $57 million, respectively.

Our marketable equity securities have been and may continue to be adversely impacted by volatility in the public stock markets. At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of December 31, 2008, arising from changes in market prices plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given an X Percentage Decrease in Each Stock’s Market Price			Fair Value as of December 31, 2008	Valuation of Securities Given an X Percentage Increase in Each Stock’s Market Price
(In millions)	(75%)	(50%)	(25%)		25%	50%	75%
Marketable equity securities	$76	$151	$227	$302	$378	$453	$529

Item 4.	Controls and Procedures

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

Changes in internal control over financial reporting

During the quarter ended December 31, 2008, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Competition in our industry is intense and we expect new competitors to continue to emerge in the United States and abroad. While many new products and services are regularly introduced, only a relatively small number of “hit” titles accounts for a significant portion of total revenue in our industry. Hit products or services offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products and services to fall below expectations. If our competitors develop more successful products or services, offer competitive products or services at lower price points or based on payment models perceived as offering a better value proposition (such as pay-for-play or subscription-based models), or if we do not continue to develop consistently high-quality and well-received products and services or market our products and services successfully, our revenue, margins, and profitability will decline.

Uncertainty and adverse changes in the economy could have a material adverse impact on our business and operating results.

As a result of the national and global economic downturn, overall consumer spending has declined. Retailers globally have taken a more conservative stance in ordering game inventory, particularly for older catalog titles (i.e., sales of games that were released in a previous quarter). The decrease in discretionary consumer spending contributed to the decline in the anticipated demand for our products during the recent holiday selling season. Any further decrease in demand for our products, particularly during other key product launch windows, could have a material adverse impact on our operating results and financial condition. Uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, increase costs associated with developing and publishing our products, increase the cost and decrease the availability of sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse impact on our financial condition and operating results. In addition, the decline in our market capitalization and our expected financial performance indicated that a potential impairment of goodwill existed during the three months ended December 31, 2008. As a result, we performed goodwill impairment tests for our reporting units in accordance with SFAS No. 142. As a result of the goodwill impairment analysis, we determined that our EA Mobile reporting unit’s goodwill was impaired. During the three months ended December 31, 2008, we estimated, on a preliminary basis, a goodwill impairment charge of $368 million related to our EA Mobile reporting unit. The impairment test will be completed during the fourth quarter of fiscal 2009. Once completed, there may be a material adjustment to the goodwill impairment charge recorded on our Condensed Consolidated Statements of Operations. If we experience further deterioration in our market capitalization or our financial performance, we could be required to recognize significant impairment charges in future periods.

Our international net revenue is subject to currency fluctuations.

For the nine months ended December 31, 2008, international net revenue comprised 42 percent of our total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign exchange forward contracts to mitigate some foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) to a limited extent and, from time to time, foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. The disruption in the global financial markets has also impacted some of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could affect our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, particularly the Euro, British pound sterling and Canadian dollar.

Volatility in the capital markets may adversely impact the value of our investments and could cause us to recognize significant impairment charges in our operating results.

Our portfolio of short-term investments and marketable equity securities is subject to volatility in the capital markets and to national and international economic conditions. In particular, our international investments can be subject to fluctuations in foreign currency and our short-term investments are susceptible to changes in short-term interest rates. These investments are also impacted by declines in value attributable to the credit-worthiness of the issuer. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, strategic investments or business acquisitions, or for other purposes. If we were to liquidate these short-term investments at a time when they were worth less than what we had originally purchased them for, or if the obligor were unable to pay the full amount at maturity, we could incur a significant loss. Similarly, we hold marketable equity securities, which have been and may continue to be adversely impacted by price and trading volume volatility in the public stock markets. For example, as of January 31, 2009, the aggregate fair market value of our marketable equity securities portfolio declined by approximately $11 million since the end of December 2008. If we were to sell these marketable equity securities for a loss, or if we were to determine that their value had become other-than-temporarily impaired, we could be required to recognize impairment charges, which could have an adverse effect on our financial condition and results of operations.

The majority of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.

During the nine months ended December 31, 2008, approximately 71 percent of our United States sales were made to seven key customers. In Europe, our top ten customers accounted for approximately 30 percent of our sales in that territory during the nine months ended December 31, 2008. Worldwide, we had direct sales to two customers, GameStop Corp. and Wal-Mart Stores Inc., which represented approximately 14 percent and 13 percent, respectively, of total net revenue for the nine months ended December 31, 2008. As a result of the economic downturn, retailers globally have taken a more conservative stance in ordering game inventory, particularly for older catalog titles. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers.

Our industry is cyclical, driven by the transition from older video game hardware systems to new ones. As we continue to move through the current cycle, our operating results may be volatile and difficult to predict.

Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. The current cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched their next-generation systems, the PLAYSTATION 3 and the Wii, respectively. During fiscal 2008, the installed base of each of these systems continued to expand and, as a result, sales of our products for these systems have also increased significantly. At the same time, however, demand for video games for prior-generation systems, particularly the original Xbox and the Nintendo GameCube, has declined significantly. Although we expect to continue developing and marketing new titles for the prior-generation PlayStation 2 in fiscal 2009, we only expect to release one title for the original Xbox and no titles for the Nintendo GameCube. As a result, we expect our sales of video games for prior-generation systems to continue to decline. The decline in prior-generation product sales, particularly the PlayStation 2, may be greater or faster than we anticipate, and sales of products for the new platforms may be lower or increase more slowly than we anticipate. Moreover, we expect development costs for the new video game systems to continue to be greater on a per-title basis than development costs for prior-generation video game systems. In addition, in light of the current economic environment and where we stand in the current generation console cycle, our industry may experience slower growth than in recent years. As a result of these factors, during the next several quarters, we expect our operating results to be more volatile and difficult to predict, which could cause our stock price to fluctuate significantly.

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

We are also required to estimate what our tax obligations will be in the future. Although we believe our tax estimates are reasonable, the estimation process and applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. The tax laws’ treatment of software and internet-based transactions is particularly uncertain and in some cases ill-suited to address these kinds of transactions. Apart from an adverse resolution of these uncertainties, our effective tax rate also could be adversely affected by our profit level, by changes in our business or changes in our structure resulting from the reorganization of our business and operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, or changes in applicable tax laws, as well as other factors. In the quarter ended December 31, 2008, we recorded a net discrete tax charge of $244 million related to an increase in the valuation allowance for U.S. deferred tax assets that existed as of our fiscal year ended March 31, 2008. In addition, we have revised our estimate of the annual effective tax rate to reflect a valuation allowance against our current year losses; this revision has the effect of reversing U.S. deferred tax benefits recorded during the six months ended September 30, 2008. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and net income or loss could be materially affected.

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

We depend on third party services in many areas of our business.

We rely on third party service providers and vendors in many areas of our business. In many cases, these third parties are given access to sensitive and proprietary information in order to provide services and support to our teams. These third parties may misappropriate our information and engage in unauthorized use of it. The failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. Further, the disruption in the financial markets and the global economic downturn may adversely affect our third party service providers and vendors and they may not be able to continue providing services and products to us. Alternative services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative provider or vendor. If we lose one or more significant third party service providers or vendors, our business could be harmed.

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

Item 5.	Other Information

Redwood City, California Headquarters Facilities – Phase One Lease

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

On May 26, 2006, the lessor extended its loan financing underlying the Phase One Lease with its lenders through July 2007, and on May 14, 2007, the lenders extended this financing again for an additional year through July 2008. On April 14, 2008, the lenders extended the financing for another year through July 2009, and modified certain definitions used in the covenants. On June 9, 2008, the Phase One Lease was amended to further modify certain definitions used in the covenants. On February 2, 2009, the Phase One Lease was amended to modify the Fixed Charge Coverage Ratio, the Quick Ratio, and the Consolidated EBITDA definition used in those covenants. Had we not entered into this amendment, which covered the quarter ended December 31, 2008, as well as future quarters, we would have been unable to meet the Fixed Charge Coverage Ratio for such quarter. We were in compliance with each of the other financial covenants. At any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement or negotiate an alternative financing arrangement.

Pursuant to the terms of the Phase One Lease, we have an option to purchase the Phase One Facilities at any time for a purchase price of $132 million. In the event of a sale to a third party, if the sale price is less than $132 million, we will be obligated to reimburse the difference between the actual sale price and $132 million, up to a maximum of $117 million, subject to certain provisions of the Phase One Lease, as amended. We account for the Phase One Lease arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. In the event that we were to purchase the Phase One Facilities, we would be required to classify the property on our Condensed Consolidated Balance Sheets and recognize the depreciation expense for the property. We may purchase the Phase One Facilities for reasons including, but not limited to, our decision to exercise our purchase option, if required by the lessor in the event of a default under the lease agreement, or upon the expiration of the loan financing absent an alternative financing arrangement.

A copy of the Phase One Amendment is filed as Exhibit 10.2 to this Form 10-Q.

Redwood City, California Headquarters Facilities – Phase Two Lease

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

On May 26, 2006, the lessor extended the Phase Two Lease through July 2009 subject to early termination in the event the underlying loan financing between the lessor and its lenders is not extended. Concurrently with the extension of the lease, the lessor extended the loan financing underlying the Phase Two Lease with its lenders through July 2007. On May 14, 2007, the lenders extended this financing again for an additional year through July 2008. On April 14, 2008, the lenders extended the financing for another year through July 2009, and modified certain definitions used in the covenants. On June 9, 2008, the Phase Two Lease was amended to further modify certain definitions used in the covenants. On February 2, 2009, the Phase One Lease was amended to modify the Fixed Charge Coverage Ratio, the Quick Ratio, and the Consolidated EBITDA definition used in those covenants. Had we not entered into this amendment, which covered the quarter ended December 31, 2008, as well as future quarters, we would have been unable to meet the Fixed Charge Coverage Ratio for such quarter. We were in compliance with each of the other financial covenants. At any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement or negotiate an alternative financing arrangement.

Pursuant to the terms of the Phase Two Lease, we have an option to purchase the Phase Two Facilities at any time for a purchase price of $115 million. In the event of a sale to a third party, if the sale price is less than $115 million, we will be obligated to reimburse the difference between the actual sale price and $115 million, up to a maximum of $105 million, subject to certain provisions of the Phase Two Lease, as amended. We account for the Phase Two Lease arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. In the event that we were to purchase the Phase Two Facilities, we would be required to classify the property on our Condensed Consolidated Balance Sheets and recognize the depreciation expense for the property. We may purchase the Phase Two Facilities for reasons including, but not limited to, our decision to exercise our purchase option, if required by the lessor in the event of a default under the lease agreement, or upon the expiration of the loan financing absent an alternative financing arrangement.

A copy of the Phase Two Amendment is filed as Exhibit 10.1 to this Form 10-Q.

Item 6.	Exhibits

The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Title

10.1	Sixth Omnibus Amendment (2000 Transaction), dated as of February 2, 2009 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, and KeyBank National Association, as Agent.

10.2	Sixth Omnibus Amendment (2001 Transaction), dated as of February 2, 2009 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, The Bank of Nova Scotia, as Documentation Agent and KeyBank National Association, as Agent.

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

DATED:	/s/ Eric F. Brown
February 4, 2009	Eric F. Brown
Executive Vice President, Chief Financial Officer

ELECTRONIC ARTS INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2008

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE

10.1	Sixth Omnibus Amendment (2000 Transaction), dated as of February 2, 2009 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, and KeyBank National Association, as Agent.

10.2	Sixth Omnibus Amendment (2001 Transaction), dated as of February 2, 2009 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, The Bank of Nova Scotia, as Documentation Agent and KeyBank National Association, as Agent.

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.