Form 10-K
period 2009-03-31
ELECTRONIC ARTS INC.
filed 2009-05-22
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No ☑

The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of September 26, 2008, the last business day of the second fiscal quarter, was $12,659,469,000.

As of May 15, 2009 there were 322,954,870 shares of the registrant’s common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ELECTRONIC ARTS INC.

2009 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Report are forward looking. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors,” beginning on page 12.

PART I

Item 1:	Business

Overview

Electronic Arts (“EA™”) develops, markets, publishes and distributes video game software and content that can be played by consumers on a variety of platforms, including:

•	Video game consoles such as the PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™,

•	Personal computers, including the Macintosh (we refer to personal computers and the Macintosh together as “PCs”),

•	Handheld game players such as the PlayStation® Portable (“PSP™”) and Nintendo DS™, and

•	Wireless devices, such as cellular phones and smart phones, including the Apple iPhone.

Our ability to publish games across multiple platforms has been, and will continue to be, a cornerstone of our product strategy. Historically, there have been multiple video game consoles and handheld game players available to consumers, and there has been vigorous competition among these platforms for consumer acceptance. In fiscal year 2009, the platforms for which we produced the most software products were:

Platform	Number of titles developed and published by EA in fiscal year 2009
Xbox 360	24
PLAYSTATION 3	22
PC	22
Nintendo DS	22
Wii	20
PlayStation 2	14
PSP	8

In addition to the platforms listed above, we also published over 35 games for wireless devices during fiscal year 2009.

Our products for videogame consoles, PCs and handhelds are delivered on physical media (disks and cartridges) that are sold at retail stores and through mail-order (we call these “packaged goods” products). We also provide content and services electronically, directly to consumers, for each of the platforms listed above. Some electronically delivered content and services are add-ons or are related to our packaged goods products (e.g., add-on content or matchmaking services); while other games, content and services that we offer, such as games for wireless devices, and Internet-only games, are available only through electronic delivery. We believe that electronic (i.e., online) delivery of game content and services will become an increasingly important part of our business over time.

Our games span a diverse range of categories, including action-adventure, casual, sports, family, fantasy, racing, music, massively-multiplayer online role-playing, simulation and strategy. We have created, licensed and acquired a strong portfolio of intellectual property, which we market and sell to a variety of consumers. Our portfolio of wholly-owned properties includes established brands such as Need for Speed™, The Sims™, Spore™, Dead Space™ and Battlefield, and games scheduled to debut in fiscal year 2010 such as EA SPORTS™ Active™, Dragon Age™: Origins and Dante’s Inferno™. Our portfolio of games based on licensed intellectual property includes sports-based titles such as Madden NFL Football, FIFA Soccer and Tiger Woods PGA Tour®, and titles based on popular brands such as Harry Potter™, The Godfather™, and Hasbro. Through our EA Partners business, we also co-develop, co-publish and distribute video games that are developed and published by other companies, including the MTV Games/Harmonix franchise Rock Band and the Valve Software game Left 4 Dead.

Another cornerstone of our strategy is to publish products that can be iterated, or sequeled. For example, a new edition for most of our sports products, such as Madden NFL Football, is released each year. Other products, such as The Sims and Godfather, are sequeled on a less-frequent basis. We refer to these successful, iterated product families as “franchises.”

We develop our games using both internal and external resources. For the fiscal years ended March 31, 2009, 2008 and 2007, research and development expenses were $1,359 million, $1,145 million and $1,041 million, respectively. We operate development studios (which develop products and perform other related functions) worldwide: BioWare (Canada and United States), Bright Light (United Kingdom), Criterion (United Kingdom), DICE (Sweden), EA Canada, EA Los Angeles (United States), EA Montreal (Canada), Visceral (United States), EA Romania, EA Salt Lake City (United States), Mythic Entertainment (United States), Pogo (United States and China), Pandemic (United States), The Sims (United States) and Tiburon (United States). We have quality assurance functions located in China, India, Korea, Singapore and Spain and localization functions located in France, Germany, Italy, Romania, Spain and Japan. We also engage third-parties to assist with the development of our games at their own development and production studios.

Our global sales network allows us to market, publish and distribute games in over 35 countries throughout the world. We generate a significant portion of our net revenue from direct sales of packaged goods products to retailers and in some of our smaller international territories, we work with third parties to distribute our packaged goods games. Many of our games, and other online content, are also available to consumers via the Internet, including our own online store. We also market and distribute games and other content for wireless devices through wireless carriers.

Our North America net revenue, substantially all of which was generated in the United States, increased by 24 percent to $2,412 million, or 57 percent of total net revenue in fiscal year 2009, as compared to $1,942 million, or 53 percent of total net revenue in fiscal year 2008 and as compared to $1,666 million, or 54 percent of total net revenue in fiscal year 2007. Internationally, we conduct business and have wholly-owned subsidiaries throughout the world, including offices in Europe, Australia, Asia and Latin America. International net revenue increased by 4 percent to $1,800 million, or 43 percent of total net revenue in fiscal year 2009, as compared to $1,723 million, or 47 percent of total net revenue in fiscal year 2008 and as compared to $1,425 million, or 46 percent of total net revenue in fiscal year 2007.

The amounts of net revenue and long-lived assets attributable to each of our geographic regions for each of the last three fiscal years are set forth in Note 18 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

In fiscal year 2009, no titles accounted for 10 percent or more of our total net revenue. In fiscal year 2008, sales of Rock Band, distributed for three platforms, represented approximately 10 percent of our total net revenue. In fiscal year 2007, we had two titles, Need for Speed Carbon and Madden NFL 07, published on 10 platforms, each of which represented approximately 11 percent of our total net revenue.

We were initially incorporated in California in 1982. In September 1991, we reincorporated under the laws of Delaware. Our principal executive offices are located at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.

Significant Business Developments in Fiscal 2009

Fiscal 2009 Cost Reduction Plan

In fiscal year 2009, we announced details of a cost reduction plan. This plan includes a narrowing of our product portfolio, a reduction in our worldwide workforce of approximately 11 percent, or 1,100 employees, the closure of 10 facilities, and reductions in other variable costs and capital expenditures. We consolidated and reorganized two of our Labels, The Sims and EA Casual Entertainment into the EA Play Label and introduced a new organization, EA Interactive, which includes our Pogo™ and EA Mobile™ businesses, in order to capture synergies and generate greater efficiencies. We now have three Labels — EA Games, EA SPORTS and EA Play.

Proposed Acquisition of Take-Two Interactive Software

On March 13, 2008, we commenced an unsolicited $26.00 per share cash tender offer for all of the outstanding shares of Take-Two Interactive Software, Inc., a Delaware corporation (“Take-Two”), for a total purchase price of approximately $2.1 billion. On August 18, 2008, we allowed our tender offer for Take-Two shares to expire and on September 14, 2008, we announced that we had terminated discussions with Take-Two.

Our Operating Structure

We are organized into three Labels (EA Games, EA SPORTS and EA Play) and our Global Publishing Organization. Each Label operates globally with dedicated game development and marketing teams. Global Publishing operates in three regions — North America, Europe and Asia — and is responsible for a number of business functions such as: strategic planning, field marketing, sales, distribution, operations, product certification, quality assurance, motion capture, art outsourcing and localization within the local markets in which we operate.

EA Games Label

The EA Games Label is home to the largest number of our studios and development teams, which together create an expansive and diverse portfolio of games marketed under the EA brand in categories such as action-adventure, role playing, racing and combat games. The EA Games portfolio is comprised primarily of wholly-owned properties and includes several established franchises such as Need for Speed, Battlefield, Mercenaries, Burnout™ and SKATE. In addition, EA Games has recently launched new franchises including SPORE and Dead Space, and has additional titles in development. In addition to traditional packaged-goods games, EA Games also develops massively-multiplayer online role-playing games which are persistent state virtual worlds where thousands of other players can interact with one another (“MMOs”). Examples of MMOs developed by the EA Games Label include Warhammer® Online: Age of Reckoning® launched in fiscal year 2009 and Star Wars™: The Old Republic™, which is in development at our BioWare Studio, in collaboration with LucasArts. EA Games titles are developed primarily at the following EA studios: BioWare (Edmonton, Canada and Austin, Texas), Criterion (Guildford, England), DICE (Stockholm, Sweden), EA Los Angeles, EA Montreal, Visceral (Redwood City, California), Maxis (Emeryville, California), EA Mythic (Fairfax, Virginia), EAX (Burnaby, British Columbia, Canada) and Pandemic Studios (Los Angeles, California).

EA Games also includes the EA Partners group, which contracts with external game developers and third party companies, to provide these partners with a variety of services including development assistance, publishing, and distribution of their games.

EA SPORTS Label

The EA SPORTS Label brings together a collection of sports-based video games marketed under the EA SPORTS brand. EA SPORTS games range from simulated sports titles with realistic graphics based on real-world sports leagues, players, events and venues to more casual games with arcade-style gameplay and graphics. We seek to release new iterations of many of our EA SPORTS titles annually in connection with the commencement of a sports league’s season or a major sporting event when appropriate. Our EA SPORTS franchises include FIFA Soccer, Madden NFL Football, Fight Night, NBA Live, NCAA Football, NCAA Basketball, Tiger Woods PGA Tour, and NHL Hockey. EA SPORTS games are developed primarily at our EA Canada studio located in Vancouver, British Columbia and our EA Tiburon studio located in Orlando, Florida.

EA Play Label

The EA Play Label is focused on creating compelling games for a mass audience of core and non-core gamers alike. EA Play games are intended to be easily accessible for people of all ages, requiring a minimal time commitment to learn, play and enjoy. EA Play Label products include (1) wholly-owned franchises such as the life simulation games, The Sims and MySims and (2) games published under licenses such as Harry Potter under license from Warner Bros., and video games based on Hasbro board games and toys, including Littlest Pet Shop™, MONOPOLY, SCRABBLE (North America only), TRIVIAL PURSUIT, NERF, and GI JOE™. Our EA Play Label oversees internal studios and development teams located in Redwood City, Los Angeles, Salt Lake City, and the United Kingdom and works with third party developers.

Global Publishing Organization

Global Publishing is responsible for distribution, sales and marketing of our products (including strategic planning, operations, and manufacturing functions), and for centralized development services in support of our Labels (such as product certification, quality assurance, motion capture, art outsourcing and localization within the local markets in which we operate). Global Publishing also includes our EA Interactive business unit, which includes our Pogo online games service and our EA Mobile wireless games publishing business.

Distribution, Sales and Marketing.    Our global sales network allows us to market, publish and distribute games for all Labels throughout the world. Our North America publishing organization is headquartered in Redwood City, California. We have local offices in several states including Arkansas, New York, Minnesota and Texas, among others. We also have a distribution center in Kentucky. Our international publishing operations are headquartered in Geneva, Switzerland, with offices throughout Europe, Australia, Asia and Latin America. We also have various distribution centers in Europe including the Netherlands and Switzerland. Marketing activities primarily focus on television and online advertising, print advertising, retail merchandising, website development, event sponsorship, and trade shows.

Central Development Services.    Our Central Development Services group provides development services to our Labels, such as product localization, quality assurance and certification, motion capture, art outsourcing and media mastering. By grouping these services together within a single, centralized organization, we expect to continue to achieve efficiencies, while improving the overall quality of our games by providing more sophisticated and robust services than any of our Labels could sustain on its own. Key components of Central Development Services’ strategy are outsourcing to third parties and moving work offshore to lower-cost markets.

EA Interactive.    EA Interactive is comprised of our Pogo and EA Mobile businesses.

•

Pogo.    Through our Pogo online service, we offer casual games such as card games, puzzle games and word games. We had approximately 1.8 million paying Club Pogo subscribers as of March 31, 2009. In addition to paid subscriptions, Pogo also generates revenue through Internet-based advertising and sales of digital content.

•

EA Mobile.    Through EA Mobile, we are a leading global publisher of games and other content (ringtones, images, etc.) for wireless devices. Our customers typically purchase and download our games through a wireless carrier’s branded e-commerce service accessed directly from their wireless devices. EA Mobile contracts with outside development and production studios to produce the games it publishes and, to a lesser extent, develops games for wireless devices internally at development and production studios located in the United States, Canada, United Kingdom, Romania and India. Our internal development includes producing variations of the same game for compatibility with a variety of wireless devices, carriers, and geographies.

Competition

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

We also face competition from other video game companies and large media companies to obtain license agreements for the right to use some of the intellectual property included in our products. Some of these content licenses are controlled by the diversified media companies, which, in some cases, have decided to publish their own games based on popular entertainment properties that they control, rather than licensing the content to a video game company such as us.

Competition in Sales of Packaged Goods

The packaged goods videogame business is characterized by the frequent launch of new games, which may be sequels of popular game franchises, or newly introduced game concepts. There is also rapid technological innovation in the packaged goods game business as competing companies continually improve their use of the powerful platforms on which games are designed to run, and extend the game experience through additional content and online services (such as match-making, and multiplayer functionality). Competition is also based on product quality and features, timing of product releases, brand-name recognition, availability and quality of in-game content, access to distribution channels, effectiveness of marketing and price.

For sales of packaged goods, we compete directly with Sony, Microsoft and Nintendo, each of which develop and publish software for their respective console platforms. We also compete with numerous companies which, like us, develop and publish video games that operate on these consoles and on PCs and handheld game players. These competitors include Activision Blizzard, Capcom, Infogrames Entertainment SA, Koei, Konami, LucasArts, Midway, Namco, Sega, Take-Two Interactive, THQ and Ubisoft. Diversified media companies such as Fox, Disney, Time Warner and Viacom are also expanding their software game publishing efforts.

Competition in Games for Wireless Devices

The wireless entertainment applications market segment, for which we develop and publish games, ring tones, music, video and wallpapers for wireless devices, is characterized by frequent product introductions, rapidly emerging new wireless platforms and new technologies. As demand for applications continues to increase and the penetration of wireless devices that feature fully-functional browsers continues to grow, we expect new competitors to enter the market and existing competitors to allocate more resources to develop and market competing applications. As a result, we expect competition in the wireless entertainment market segment to intensify.

Current and potential competitors in the wireless entertainment applications market segment include major media companies, traditional video game publishing companies, wireless carriers, wireless software providers and other companies that specialize in wireless entertainment applications. We also compete with wireless content aggregators, who pool applications from multiple developers (and sometimes publishers) and offer them to carriers or through other sales channels. In addition, new and existing competitors are beginning to offer wireless entertainment applications on an ad-supported basis. Currently, we consider our primary competitors in the wireless entertainment applications market segment to be Gameloft, Glu Mobile, Namco, Pangea and Sony Pictures.

Competition in Online Gaming Services

The online (i.e., Internet-based) games market segment is characterized by frequent product introductions, new and evolving business models and new platforms. As the proportion of households with a broadband connection continues to grow, we expect new competitors to enter the market and existing competitors to allocate more resources toward developing online games services. As a result, we expect competition in the online games services market segment to intensify.

Our current and potential competitors in the online games market segment include major media companies, traditional video game publishing companies, and companies that specialize in online games including social networking game companies. In the massively multiplayer online game business, our competitors include Activision Blizzard, Infogrames Entertainment SA, NC Soft, and Sony. Competing providers of other kinds of online games include Big Fish, MSN, Popcap, Real, AOL, Yahoo! and Nexon.

Intellectual Property

Like other entertainment companies, our business is significantly based on the creation, acquisition, exploitation and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology, and other technology and trade secrets that we use to develop our games and to make them run properly. Other intellectual property is in the form of audio-visual elements that consumers can see, hear and interact with when they are playing our games — we call this form of intellectual property “content.”

We develop products from wholly-owned intellectual properties we create within our own studios. We also acquire the rights to include proprietary intellectual property in our products through acquisitions. In addition, we also obtain content and intellectual property through licenses and service agreements such as those with sports leagues and player associations, movie studios and performing talent, authors and literary publishers, music labels, music publishers and musicians. These agreements typically limit our use of the licensed rights in products for specific time periods. In addition, our products that play on game consoles, handhelds and wireless devices include technology that is owned by the console or wireless device manufacturer and licensed non-exclusively to us for use. We also license technology from providers other than console and wireless device manufacturers. While we may have renewal rights for some licenses, our business and the justification for the development of many of our products is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights on reasonable terms and at reasonable rates.

We actively engage in enforcement and other activities to protect our intellectual property. We typically own the copyright to the software code, as well as the brand or title name trademark under which our products are marketed. We register copyrights and trademarks in the United States and other countries as appropriate.

As with other forms of entertainment, our products are susceptible to unauthorized copying and piracy. We typically distribute our PC products using copy protection technology, digital rights management technology or other technological protection measures to prevent piracy and the use of unauthorized copies of our products. In addition, console manufacturers typically incorporate technological protections and other security measures in their consoles in an effort to prevent the use of unlicensed product. We are actively engaged in enforcement and other activities to protect against unauthorized copying and piracy, including monitoring online channels for distribution of pirated copies, and participating in various industry-wide enforcement initiatives, education programs and legislative activity around the world.

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

Retailers

The console, handheld and PC games that we publish are made available to consumers as packaged goods (usually in Blu-ray Disc, CD, DVD, cartridge or Universal Media Disc format) that are typically sold in retail stores and through online stores (including our own online store). In North America and Europe, our largest markets, we sell these packaged goods products primarily to retailers, including mass market retailers (such as Wal-Mart), electronics specialty stores (such as Best Buy) or game software specialty stores (such as GameStop). Many of our PC products and related content (such as booster packs, expansion packs and smaller pieces of game content) can also be purchased over the Internet through digital download.

We generated approximately 96 percent of our North America net revenue from direct sales to retailers in fiscal year 2009, with the remaining net revenue being generated through a limited number of specialized and regional distributors in markets where we believe direct sales would not be economical. We had direct sales to GameStop Corp. which represented approximately 14 percent, 13 percent and 12 percent of total net revenue in fiscal years 2009, 2008 and 2007, respectively. We also had direct sales to Wal-Mart Stores, Inc. which represented approximately 14 percent, 12 percent and 13 percent of total net revenue in fiscal years 2009, 2008 and 2007, respectively.

Wireless Carriers

We have agreements to distribute our wireless applications through more than 230 carriers in over 50 countries. Our customers download our applications to their wireless devices and their wireless carrier invoices them either a one-time or monthly subscription fee. Our carrier distribution agreements establish the fees to be retained by the carrier for distributing our applications. These arrangements are typically terminable on short notice. The agreements generally do not obligate the carriers to market or distribute any of our applications.

Content Licensors

Many of our products are based on or incorporate content and trademarks owned by others. For example, our products include rights licensed from third parties, including major movie studios, publishers, artists, authors, celebrities, traditional game and toy companies, athletes and the major sports leagues and players associations.

EA Partners

Through our EA Partners group, we team with external game developers and third party companies, to provide these partners with a variety of services including development assistance, publishing, and distribution. For example, in fiscal year 2009, through agreements with Crytek, Valve Software and Harmonix, a subsidiary of Viacom, we released Crysis Warhead®, Left 4 Dead, and Rock Band 2, respectively.

Inventory, Working Capital, Backlog, Manufacturing and Suppliers

We manage inventory by communicating with our customers prior to the release of our products, and then using our industry experience to forecast demand on a product-by-product and territory-by-territory basis. Historically, we have experienced high turnover of our products, and the lead times on re-orders of our products are generally short (e.g., approximately two to three weeks). Further, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have practices in place with our customers (such as stock balancing and price protection) that reduce product returns.

We typically ship orders immediately upon receipt. To the extent that any backlog may or may not exist at the end of a reporting period, it would be an unreliable indicator of future results of any period.

In many instances, we are able to acquire materials on a volume-discount basis. We have multiple potential sources of supply for most materials, except for the disk or cartridge component of our PLAYSTATION 3, PlayStation 2, PSP, Wii and Nintendo DS products.

Seasonality

Our business is highly seasonal. We have historically experienced our highest sales volume in the holiday season quarter ending in December and a seasonal low in sales volume in the quarter ending in June. While our sales generally follow this seasonal trend, there can be no assurance that this trend will continue. In fiscal year 2009, we continued to defer the recognition of a significant amount of net revenue related to our online-enabled packaged goods and digital content over an extended period of time (i.e., typically six months). As a result, the quarter in which we generate the highest sales volume may be different than the quarter in which we recognize the highest amount of net revenue. Our results can also vary based on a number of factors, including title release dates, consumer demand for our products, shipment schedules and our revenue recognition policies.

Employees

As of March 31, 2009, we had approximately 9,100 regular, full-time employees, of whom over 5,100 were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. Approximately 3 percent of our employees, all of whom work for DICE, our Swedish development studio, are represented by a union, guild or other collective bargaining organization.

Executive Officers

The following table sets forth information regarding our executive officers as of May 21, 2009:

Name	Age	Position
John S. Riccitiello	49	Chief Executive Officer
Eric F. Brown	43	Executive Vice President, Chief Financial Officer
Frank D. Gibeau	40	President, EA Games Label
Peter R. Moore	54	President, EA SPORTS Label
John F. Pleasants	43	President, Global Publishing and Chief Operating Officer
Rodney Humble	43	Executive Vice President, EA Play Label
Gerhard Florin	50	Executive Vice President, Western World Publishing
Joel Linzner	57	Executive Vice President, Business and Legal Affairs
Gabrielle Toledano	42	Executive Vice President, Human Resources
Kenneth A. Barker	42	Senior Vice President, Chief Accounting Officer
Stephen G. Bené	45	Senior Vice President, General Counsel and Corporate Secretary

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

Mr. Pleasants was named President, Global Publishing and Chief Operating Officer in March 2008. Prior to joining EA, Mr. Pleasants was an investor in, and served as an advisor to, various privately-held companies. From September 2005 until June 2007, Mr. Pleasants served as President and Chief Executive Officer of Revolution Health Group, a comprehensive consumer-directed healthcare company. From November 1996 until September 2005, Mr. Pleasants held various senior positions at IAC/InterActiveCorp, including, most recently, President and Chief Executive Officer of Ticketmaster, a division of IAC. Mr. Pleasants holds a B.A. in political science from Yale University and an M.B.A. from Harvard Business School.

Mr. Humble was named Executive Vice President, EA Play Label in November 2008. Mr. Humble joined Electronic Arts in October 2004, where he served as Executive Producer of The Sims studio before becoming Vice President in February 2006. Mr. Humble was promoted to Senior Vice President of The Sims studio in August 2007 and Executive Vice President of The Sims studio in September 2008. Prior to joining Electronic Arts, Mr. Humble was the Vice President of Product Development at Sony Online Entertainment from 2000 to 2004. From 1997 to 2000, he served as Chief Executive Officer of Harmless Games, an independent games company that he co-owned. From 1995 to 1997, Mr. Humble served as Executive Producer at Virgin Interactive and from 1990 to 1995 he served as Executive Producer at Gametek.

Dr. Florin has served as an Executive Vice President in our Global Publishing Organization since September 2005. From April 2003 until September 2005, he served as Senior Vice President and Managing Director, European Publishing. From 2001 until April 2003, he served as Vice President, Managing Director for European countries. From the time he joined Electronic Arts in 1996 until 2001, Dr. Florin was the Managing Director for

German speaking countries. Prior to joining EA, Dr. Florin held various positions at BMG, the global music division of Bertelsmann AG, and worked as a consultant with McKinsey. Dr. Florin holds Master’s and Ph.D. degrees in Economics from the University of Augsburg, Germany.

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

We derive most of our revenue from the sale of products for play on video game hardware systems (which we also refer to as “platforms”) manufactured by third parties, such as Sony’s PlayStation 2, PLAYSTATION 3, PlayStation Portable, Microsoft’s Xbox 360, Nintendo’s Wii and DS. The success of our business is driven in large part by the commercial success and adequate supply of these video game hardware systems, our ability to accurately predict which systems will be successful in the marketplace, and our ability to develop commercially successful products for these systems. We must make product development decisions and commit significant resources well in advance of anticipated product ship dates. A platform for which we are developing products may not succeed or may have a shorter life cycle than anticipated. If consumer demand for the systems for which we are developing products is lower than our expectations, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our products, and our financial performance will be harmed. Alternatively, a system for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on meaningful revenue opportunities.

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

Our business is intensely competitive and “hit” driven. If we do not deliver “hit” products and services or if consumers prefer our competitors’ products or services over our own, our operating results could suffer.

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

If our marketing and advertising efforts fail to resonate with our customers, our business and operating results could be adversely affected.

Our products are marketed worldwide through a diverse spectrum of advertising and promotional programs such as television and online advertising, printing advertising, retail merchandising, website development and event sponsorship. Our ability to sell our products and services is dependent in part upon the success of these programs. If the marketing for our products and services fail to resonate with our customers, particularly during the critical holiday season or during other key selling periods, or if advertising rates or other media placement costs increase, these factors could have a material adverse impact on our business and operating results.

Uncertainty and adverse changes in the economy could have a material adverse impact on our business and operating results.

As a result of the national and global economic downturn, overall consumer spending has declined and retailers globally have taken a more conservative stance in ordering game inventory. The decrease in discretionary consumer spending contributed to the decline in the anticipated demand for our products during the 2008 holiday selling season. Continued economic distress, which may result in a further decrease in demand for our products, particularly during key product launch windows, could have a material adverse impact on our operating results and financial condition. Uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, increase costs associated with developing and publishing our products, increase the cost and decrease the availability of sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse impact on our financial condition and operating results. In addition, the decline in our market capitalization and our expected financial performance indicated that a potential impairment of goodwill existed during the third quarter of fiscal year 2009. As a result, we performed goodwill impairment tests for our reporting units in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As a result of the goodwill impairment analysis, we determined that our EA Mobile reporting unit’s goodwill was impaired. During the fiscal year ended March 31, 2009, we recorded a goodwill impairment charge of $368 million related to our EA Mobile reporting unit. If we experience further deterioration in our market capitalization or our financial performance, we could be required to recognize significant impairment charges in future periods.

Our international net revenue is subject to currency fluctuations.

For the fiscal year ended March 31, 2009, international net revenue comprised 43 percent of our total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency forward contracts to mitigate some foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) to a limited extent and foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. The disruption in the global financial markets has also impacted many of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling and Canadian dollar.

Volatility in the capital markets may adversely impact the value of our investments and could cause us to recognize significant impairment charges in our operating results.

Our portfolio of short-term investments and marketable equity securities is subject to volatility in the capital markets and to national and international economic conditions. In particular, our international investments can be subject to fluctuations in foreign currency and our short-term investments are susceptible to changes in short-term interest rates. These investments are also impacted by declines in value attributable to the credit-worthiness of the issuer. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, strategic investments or business acquisitions, or for other purposes. If we were to liquidate these short-term investments at a time when they were worth less than what we had originally purchased them for, or if the obligor were unable to pay the full amount at maturity, we could incur a significant loss. Similarly, we hold marketable equity securities, which have been and may continue to be adversely impacted by price and trading volume volatility in the public stock markets. For the fiscal year ended March 31, 2009, we recognized impairment charges of $30 million and $27 million on our Neowiz and The9 common stock investments, respectively. As of May 14, 2009, the aggregate fair market value of our investment in The9 had declined by approximately $21 million since March 31, 2009. If we were to sell these marketable equity securities for a loss, or if we were to determine that their value had become further impaired on an other-than-temporary basis, we could be required to recognize additional impairment charges, which could have an adverse effect on our financial condition and results of operations.

The majority of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.

During the fiscal year ended March 31, 2009, approximately 68 percent of our United States sales were made to seven key customers. In Europe, our top ten customers accounted for approximately 44 percent of our sales in that territory during the fiscal year ended March 31, 2009. Worldwide, we had direct sales to two customers, GameStop Corp. and Wal-Mart Stores Inc., which each represented approximately 14 percent of total net revenue for the fiscal year ended March 31, 2009. As a result of the economic downturn, retailers globally have taken a more conservative stance in ordering game inventory. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

Our industry is cyclical, driven by the periodic introduction of new video game hardware systems. As we continue to move through the current cycle, our industry growth may slow down and as a result, our operating results may be difficult to predict.

Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. The current cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched their next-generation systems, the PLAYSTATION 3 and the Wii, respectively. Sales of software designed for these hardware systems represent the majority of our revenue, so our growth and success is highly correlated to sales of videogame hardware systems. While there are indications that this current cycle may be extended longer than prior cycles, in part, due to the growth of online services and content, and the greater graphic and processing power of the current generation hardware, we expect growth in the installed base of the current generation of video game systems to slow as we enter the back half of this cycle. This slow-down in sales of video game players, which may be exacerbated by the current economic environment, may cause a corresponding slow-down in the growth of sales of video game software, which could significantly affect our operating results. Consequently, the decline in prior-generation product sales, particularly the PlayStation 2, may be greater or faster than we anticipate, and sales of products for the new platforms may be lower or increase more slowly than we anticipate. Moreover, development costs for the current cycle of video game systems continue to be greater on a per-title basis than development costs for prior-generation video game systems. In addition, in light of the current economic environment and where we stand in the current generation console cycle, our industry may experience slower growth than in recent years. As a result of these factors, during the next several quarters and years, we expect our operating results to be difficult to predict.

Technology changes rapidly in our business and if we fail to anticipate or successfully implement new technologies in our games, the quality, timeliness and competitiveness of our products and services will suffer.

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

In order to publish products for a video game system such as the Xbox 360, PLAYSTATION 3 or Wii, we must take a license from Microsoft, Sony and Nintendo, respectively, which gives these companies the opportunity to set the fee structure that we must pay in order to publish games for that platform. Similarly, these companies have retained the flexibility to change their fee structures, or adopt different fee structures for online gameplay and other new features for their consoles. The control that hardware manufacturers have over the fee structures for their platforms and online access could adversely impact our costs, profitability and margins. Because publishing products for video game systems is the largest portion of our business, any increase in fee structures would significantly harm our ability to generate profits.

If we are unable to maintain or acquire licenses to include intellectual property owned by others in our games, or to maintain or acquire the rights to publish or distribute games developed by others, we will sell fewer hit titles and our revenue, profitability and cash flows will decline. Competition for these licenses may make them more expensive and reduce our profitability.

Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from major sports leagues and players’ associations. Similarly, many of our other hit franchises, such as The Godfather, Harry Potter and Lord of the Rings, are based on key film and literary licenses. In addition, one of our most successful products in fiscal year 2009, Rock Band 2, was a game which we did not develop, but for which we had acquired distribution rights. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our revenues, profitability and cash flows will decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to licensors and developers, which could significantly increase our costs and reduce our profitability.

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

We have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions, including (1) acquisitions of companies, businesses, intellectual properties, and other assets, (2) minority investments in strategic partners, and (3) investments in new interactive entertainment businesses (for example, online and mobile games). Any of these strategic transactions could be material to our financial condition and results of operations. Although we regularly search for opportunities to engage in strategic transactions, we may not be successful in identifying suitable opportunities. We may not be able to consummate potential acquisitions or investments or an acquisition or investment we do consummate may not enhance our business or may decrease rather than increase our earnings. The process of acquiring and integrating a company or business, or successfully exploiting acquired intellectual property or other assets, could divert a significant amount of resources, as well as our management’s time and focus and may create unforeseen operating difficulties and expenditures, particularly for a large acquisition. Additional risks and variations of the foregoing risks we face include:

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

We may be subject to claims of infringement of third-party intellectual property rights, which could harm our business.

From time to time, third parties may assert against us alleged patent, copyright, trademark, personal publicity rights, or other intellectual property rights to technologies, products or delivery/payment methods that are important to our business. Although we believe that we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, it is possible that third parties still may claim infringement. For example, we may be subject to intellectual property infringement claims from certain individuals and companies who have acquired patent portfolios for the sole purpose of asserting such claims against other companies. In addition, many of our products are highly realistic and feature materials that are based on real world examples, which may be the subject of intellectual property infringement claims of others. From time to time, we receive communications from third parties regarding such claims. Existing or future infringement claims against us, whether valid or not, may be time consuming and expensive to defend. Such claims or litigations could require us to pay damages and other costs, stop selling the affected products, redesign those products to avoid infringement, or obtain a license, all of which could be costly and harm our business. In addition, many patents have been issued that may apply to potential new modes of delivering, playing or monetizing game software products and services, such as those that we produce or would like to offer in the future. We may discover that future opportunities to provide new and innovative mode of game play and game delivery to consumers may be precluded by existing patents that we are unable to license on reasonable terms.

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

Our business is subject to increasing regulation and the adoption of proposed legislation we oppose could negatively impact our business.

Legislation is continually being introduced in the United States at the local, state and federal levels for the establishment of government mandated rating requirements or restrictions on distribution of entertainment software based on content. To date, most courts that have ruled on such legislation have ruled in a manner favorable to the interactive entertainment industry. Other countries have adopted or are considering laws regulating or mandating ratings requirements on entertainment software content and certain foreign countries already allow government censorship of entertainment software products. Adoption of government ratings system or restrictions on distribution of entertainment software based on content could harm our business by limiting the products we are able to offer to our customers and compliance with new and possibly inconsistent regulations for different territories could be costly or delay the release of our products.

As we increase the online delivery of our products and services, we are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, data collection and retention, content, advertising and information security have been adopted or are being considered for adoption by many countries throughout the world. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws or application of these laws in an unanticipated manner may harm our business.

Our products are subject to the threat of piracy and unauthorized copying.

Entertainment software piracy is a persistent problem in our industry. The growth in peer-to-peer networks and other channels to download pirated copies of our products, the increasing availability of broadband access to the internet and the proliferation of technology designed to circumvent the protection measures used with our products all have contributed to an expansion in piracy. Though we take technical steps to make the unauthorized copying of our products more difficult, as do the manufacturers of consoles on which our games are played, these efforts may not be successful in controlling the piracy of our products.

While legal protections exist to combat piracy, preventing and curbing infringement through enforcement of our intellectual property rights may be difficult, costly and time consuming, particularly in countries where laws are less protective of intellectual property rights. Further, the scope of the legal protection of copyright and prohibitions against the circumvention of technological protection measures to protect copyrighted works are often under scrutiny by courts and governing bodies. The repeal or weakening of laws intended to combat piracy, protect intellectual property and prohibit the circumvention of technological protection measures could make it more difficult for us to adequately protect against piracy. These factors could have a negative effect on our growth and profitability in the future.

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

We are also required to estimate what our tax obligations will be in the future. Although we believe our tax estimates are reasonable, the estimation process and applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. The tax laws’ treatment of software and internet-based transactions is particularly uncertain and in some cases currently applicable tax laws are ill-suited to address these kinds of transactions. Apart from an adverse resolution of these uncertainties, our effective tax rate also could be adversely affected by our profit level, by changes in our business or changes in our structure resulting from the reorganization of our business and operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws (in the United States or foreign jurisdictions), or changes in the valuation allowance for deferred tax assets, as well as other factors. In fiscal year 2009, we recorded a valuation allowance against most of our U.S. deferred tax assets, consisting of $232 million related to deferred tax assets that existed as of our fiscal year ended March 31, 2008, plus an additional $134 million against deferred tax assets recorded during fiscal year 2009. In addition, we expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggests that these benefits are more likely than not to be realized. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and net income or loss could be materially affected.

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

We are also required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and foreign jurisdictions. We are regularly under examination by tax authorities with respect to these non-income taxes. There can be no assurance that the outcomes from these examinations, changes in our business or changes in applicable tax rules will not have an adverse effect on our earnings and financial condition.

Furthermore, as we expand our international operations, adopt new products and new distribution models, implement changes to our operating structure or undertake intercompany transactions in light of changing tax laws, expiring rulings, acquisitions and our current and anticipated business and operational requirements, our tax expense could increase.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate. Policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. Through fiscal year 2007, for accounting purposes, vendor-specific objective evidence of fair value (“VSOE”) existed for the online service related to our online-enabled packaged software products. Accordingly, we allocated the revenue collected from the sale of the software product between the online service offered and the software product and recognized the amounts allocated to each element separately. However, starting in fiscal year 2008, VSOE did not exist for the online service and we began to recognize all of the revenue from bundle sales on a deferred basis over an estimated online service period, which we estimate to be six months beginning in the month after shipment. We expect that a more significant portion of our games will be online-enabled in the future and we could be required to recognize the related revenue over an extended period of time rather than at the time of sale. In addition, FASB Interpretation No. 48 has affected the way we account for income taxes and has had a material impact on our financial results and our adoption of SFAS No. 141(Revised 2007) (“SFAS No. 141(R)”), Business Combinations, will have a material impact on our Consolidated Financial Statements for material acquisitions consummated after March 28, 2009. Similarly, changes in accounting standards relating to stock-based compensation require us to recognize significantly greater expense than we had been recognizing prior to the adoption of the new standard. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue and taxes, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

We rely on business partners in many areas of our business and our business may be harmed if they are unable to honor their obligations to us.

We rely on various business partners, including third-party service providers, vendors, licensing partners, development partners, and licensees, among others, in many areas of our business. In many cases, these third parties are given access to sensitive and proprietary information in order to provide services and support to our teams. These third parties may misappropriate our information and engage in unauthorized use of it. The failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. Further, the disruption in the financial markets and the global economic downturn may adversely affect our business partners and they may not be able to continue honoring their obligations to us. Some of our business partners are highly-leveraged or small businesses that may be particularly vulnerable in the current economic environment. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner or vendor. If we lose one or more significant business partners, our business could be harmed.

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

The following diagram depicts the locations of our most significant facilities throughout the world:

We currently own a 418,000-square-foot product development studio facility in Burnaby, British Columbia, Canada. We also own a 122,000-square-foot administrative, sales and development facility in Chertsey, England, which we no longer occupy. In addition to the properties we own, we lease approximately 3.3 million square feet of facilities, including significant leases for our corporate headquarters in Redwood City, California, our studios in Los Angeles, California and Orlando, Florida, and our distribution center in Louisville, Kentucky. Our leased space is summarized as follows (in square feet):

Purpose	North America	Europe	Asia	Total
Distribution	250,000	125,508	—	375,508
Sales and Administrative	745,769	256,839	78,706	1,081,314
Research and Development	1,438,364	204,643	176,581	1,819,588

Total Leased Square Footage	2,434,133	586,990	255,287	3,276,410

Redwood City Headquarters

In February 1995, we entered into a build-to-suit lease (“Phase One Lease”) for our headquarters facilities in Redwood City, California (“Phase One Facilities”). The Phase One Facilities comprise a total of approximately 350,000 square feet and provide space for sales, marketing, administration and research and development functions. The Phase One Lease expires in January 2039, subject to early termination in the event the underlying financing between the lessor and its lenders is not extended or if we chose to exercise our option to purchase the facility.

The lessor has extended its loan financing underlying the Phase One Lease with its lenders on several occasions. The financing currently extends through July 2009. Upon the expiration of the lease financing arrangement, the terms of the Phase One Lease provide for our purchase of the Phase One Facilities for a purchase price of $132 million. However, at any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement or negotiate an alternative financing arrangement.

In December 2000, we entered into a second build-to-suit lease (“Phase Two Lease”) for a five and one-half year term beginning in December 2000 to expand our Redwood City, California, headquarters facilities and develop adjacent property (“Phase Two Facilities”). Construction of the Phase Two Facilities was completed in June 2002. The Phase Two Facilities comprise a total of approximately 310,000 square feet and provide space for sales, marketing, administration and research and development functions. The Phase Two Lease is subject to early termination in the event the underlying financing between the lessor and its lenders is not extended or if we chose to exercise our option to purchase the facility.

The lessor has extended the lease term and its loan financing underlying the Phase Two Lease with its lenders on several occasions. Upon the expiration of the lease financing arrangement, the terms of the Phase Two Lease provide for our purchase of the Phase Two Facilities for a purchase price of $115 million. However, at any time prior to the expiration of the lease term and loan financing in July 2009, we may re-negotiate the lease and the related financing arrangement or negotiate an alternative financing arrangement.

Guildford, Orlando, and Los Angeles Studios; Louisville Distribution Center

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

In July 2003, we entered into a lease agreement with an independent third party (the “Landlord”) for a studio facility in Los Angeles, California, which commenced in October 2003 and expires in September 2013 with two five-year options to extend the lease term. Additionally, we have options to purchase the property after five and ten years based on the fair market value of the property at the date of sale, a right of first offer to purchase the property upon terms offered by the Landlord, and a right to share in the profits from a sale of the property. Existing campus facilities comprise a total of 243,000 square feet and provide space for research and development functions. Our rental obligation under this agreement is $50 million over the initial ten-year term of the lease. This commitment is offset by expected sublease income of $6 million for a sublease to an affiliate of the Landlord of 18,000 square feet of the Los Angeles facility, which commenced in October 2003 and expires in September 2013.

Our North American distribution center is supported by a centralized warehouse facility that we lease in Louisville, Kentucky, occupying 250,000 square feet.

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

There were no matters submitted to a vote of our security holders during the quarter ended March 31, 2009.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ERTS.” The following table sets forth the quarterly high and low sales price per share of our common stock from April 1, 2007 through March 31, 2009.

	Prices
	High	Low
Fiscal Year Ended March 31, 2008:
First Quarter	$54.67	$46.27
Second Quarter	57.08	47.54
Third Quarter	61.62	53.28
Fourth Quarter	58.88	43.62

Fiscal Year Ended March 31, 2009:
First Quarter	$54.81	$43.46
Second Quarter	50.17	38.36
Third Quarter	39.56	15.01
Fourth Quarter	20.60	14.24

Holders

There were approximately 1,677 holders of record of our common stock as of May 15, 2009, and the closing price of our common stock was $21.03 per share as reported by the NASDAQ Global Select Market. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

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

The following graph shows a five-year comparison of cumulative total returns during the period from March 31, 2004 through March 31, 2009, for our common stock, the NASDAQ Composite Index, the S&P 500 Index (to which EA was added in July 2002) and the RDG Technology Composite Index, each of which assumes an initial value of $100. Each measurement point is as of the end of each fiscal year ended March 31. The performance of our stock depicted in the following graph is not necessarily indicative of the future performance of our stock.

	March 31,
	2004	2005	2006	2007	2008	2009
Electronic Arts Inc.	$100	$ 96	$102	$ 94	$ 93	$34
S&P 500	100	107	119	133	127	78
NASDAQ Composite	100	101	120	127	119	78
RDG Technology Composite	100	97	114	118	114	79

Item 6:	Selected Financial Data

ELECTRONIC ARTS INC. AND SUBSIDIARIES

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

(In millions, except per share data)

	Year Ended March 31,
STATEMENTS OF OPERATIONS DATA	2009	2008	2007(a)	2006	2005
Net revenue	$4,212	$3,665	$3,091	$2,951	$3,129
Cost of goods sold	2,127	1,805	1,212	1,181	1,197

Gross profit	2,085	1,860	1,879	1,770	1,932
Operating expenses:
Marketing and sales	691	588	466	431	391
General and administrative	332	339	288	215	221
Research and development	1,359	1,145	1,041	758	633
Acquired in-process technology	3	138	3	8	13
Amortization of intangibles	58	34	27	7	3
Certain abandoned acquisition-related costs	21	—	—	—	—
Goodwill impairment	368	—	—	—	—
Restructuring charges	80	103	15	26	2

Total operating expenses	2,912	2,347	1,840	1,445	1,263

Operating income (loss)	(827)	(487)	39	325	669
Losses on strategic investments, net	(62)	(118)	—	—	—
Interest and other income, net	34	98	99	64	56

Income (loss) before provision for (benefit from) income taxes and minority interest	(855)	(507)	138	389	725
Provision for (benefit from) income taxes	233	(53)	66	147	221

Income (loss) before minority interest	(1,088)	(454)	72	242	504
Minority interest	—	—	4	(6)	—

Net income (loss)	$(1,088)	$(454)	$76	$236	$504

Net income (loss) per share:
Basic	$(3.40)	$(1.45)	$0.25	$0.78	$1.65
Diluted	$(3.40)	$(1.45)	$0.24	$0.75	$1.59
Number of shares used in computation:
Basic	320	314	308	304	305
Diluted	320	314	317	314	318

BALANCE SHEET DATA
Cash and cash equivalents	$1,621	$1,553	$1,371	$1,242	$1,270
Short-term investments	534	734	1,264	1,030	1,688
Marketable equity securities	365	729	341	160	140
Working capital	1,984	2,626	2,571	2,143	2,899
Total assets	4,678	6,059	5,146	4,386	4,370
Long-term liabilities	408	421	88	97	54
Total liabilities	1,544	1,720	1,114	966	861
Minority interest	—	—	—	12	11
Total stockholders’ equity	3,134	4,339	4,032	3,408	3,498

(a)

Beginning in fiscal 2007, we adopted SFAS No. 123(R), which required us to begin expensing stock-based compensation. See Note 13 of the Notes to Consolidated Financial Statements for a detailed functional line-item breakdown of our stock-based compensation expense.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following overview is a top-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the fiscal year ended March 31, 2009, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and the “Risk Factors” above, the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or the Consolidated Financial Statements and related notes.

About Electronic Arts

We develop, market, publish and distribute video game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, handheld game players (such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™) and wireless devices (such as cellular phones and smart phones including the Apple iPhone). Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter™ and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™, Need for Speed™, Dead Space™ and Pogo™). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., The Godfather® and Harry Potter).

Special Note Regarding Deferred Net Revenue

Many of our software products are developed with the ability to connect to the Internet. Depending on the type of product, this feature permits consumers to play against others via the Internet and/or receive additional updates or content from us. For those games that consumers can play via the Internet, we may provide a “matchmaking” online service which permits consumers to connect with other consumers to play against each other. In those situations where we do not separately sell this online service, we account for the sale of the software product as a “bundle” sale, or multiple element arrangement, in which we sell both the software product and the online service for one combined price. Through fiscal year 2007, for accounting purposes, VSOE existed for the online service. Accordingly, we allocated the revenue collected from the sale of the software product between the online service offered and the software product and recognized the amounts allocated to each element separately. However, starting in fiscal year 2008, VSOE did not exist for the online service and we began to recognize all of the revenue from the sale of these bundle sales on a deferred basis over an estimated online service period, which we estimate to be six months beginning in the month after shipment.

In addition, we also provide updates or additional content (“digital content”) for some software products to be delivered via the Internet. For some software products, at the date of sale we had an obligation to make available for download via the Internet incremental unspecified future digital content without an additional fee. In those transactions, we also accounted for the sale of the software product as a bundle sale and recognized the revenue on a deferred basis over the period in which we expect to make available the incremental unspecified digital content.

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

Financial Results

Total net revenue for the fiscal year ended March 31, 2009 was $4,212 million, up $547 million as compared to the fiscal year ended March 31, 2008. At March 31, 2008, deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $355 million as compared to March 31, 2007, directly reducing the amount of reported net revenue during the year ended March 31, 2008. At March 31, 2009, deferred net revenue associated with sales of online-enabled packaged goods and digital content decreased by $126 million as compared to March 31, 2008, directly increasing the amount of reported net revenue during the year ended March 31, 2009. Without these changes in deferred net revenue, reported net revenue increased by approximately $66 million during fiscal year 2009 as compared to fiscal year 2008. Fiscal year 2009 net revenue was driven primarily by Rock Band 2 and Spore™.

Net loss for the fiscal year ended March 31, 2009 was $1,088 million as compared to a net loss of $454 million for the fiscal year ended March 31, 2008. Diluted loss per share for the fiscal year ended March 31, 2009 was $3.40 as compared to a diluted loss per share of $1.45 for the fiscal year ended March 31, 2008. Net loss increased for fiscal year 2009 as compared to fiscal year 2008 primarily as a result of (1) the recognition of $368 million of goodwill impairment for our EA Mobile reporting unit, (2) recognition of $362 million related to an increase in the valuation allowance for deferred tax assets, of which $232 million related to U.S. deferred tax assets that existed as of our fiscal year ended March 31, 2008, (3) a $322 million increase in cost of goods sold, and (4) a $317 million increase in research and development and marketing and sales costs. These were partially offset by (1) an increase of $547 million in net revenue due to increased sales of our games and (2) a decrease of $135 million in acquired in-process technology primarily due to our acquisition of VGH in 2008.

During fiscal year 2009, we generated $12 million of cash in operating activities as compared to generating $338 million for fiscal year 2008. The decrease in cash provided by operating activities for fiscal year 2009 as compared to fiscal year 2008 was primarily due to an increase in external development costs, marketing and advertising costs and personnel-related expenses.

Trends in Our Business

Economic Environment.    As a result of the national and global economic downturn, overall consumer spending has declined. Retailers globally have taken a more conservative stance in ordering game inventory. The decrease in retail orders contributed to the decline in anticipated demand for our products during the 2008 holiday selling season. We remain cautious about our future sales in light of the current economic environment and the impact it has had on our retailers.

Current Generation Game Consoles.    Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. The current cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched their next-generation systems, the PLAYSTATION 3 and the Wii, respectively. Unlike past cycles, we believe this current cycle may be extended, partly due to the growth of online services and content, and the greater graphic and processing power of the current-generation hardware. As a result, we expect the growth in the installed base of the Xbox 360, the PLAYSTATION 3 and the Wii to slow down as we enter the back half of this cycle. Therefore, in light of the current economic environment and where we stand in the current generation console cycle, our industry may experience slower growth than in recent years.

Online Content and Services.    In addition to selling packaged goods games, we also provide a variety of electronically delivered products and services. Many of our games that are available as packaged goods products are also available by direct electronic download through the Internet (from websites that we maintain and others that we license). We also offer electronically delivered content and services that are add-ons or related to our packaged goods products (e.g., game enhancements or matchmaking services), and other games, content and services that are available only via electronic delivery (such as games for wireless devices, and Internet-only games and game services). Electronically delivered content and services are offered to consumers as subscription services, electronic downloads for a one-time fee, or on an advertising-supported basis. We have made significant investments in electronically delivered content and services, and we believe that this will become an increasingly important part of our business over time.

Mobile Platforms.    Advances in mobile technology have resulted in a variety of new and evolving platforms for on-the-go interactive entertainment that appeal to a broad consumer base. Our efforts in mobile interactive entertainment are focused in two areas – packaged goods games for handheld game systems and downloadable games for wireless devices. We expect sales of games for wireless devices to continue to be an important part of our business worldwide.

Recent Developments

Fiscal 2009 Cost Reduction Plan.    In fiscal year 2009, we announced details of a cost reduction plan. This plan includes a narrowing of our product portfolio, a reduction in our worldwide workforce of approximately 11 percent, or 1,100 employees, the closure of 10 facilities, and reductions in other variable costs and capital expenditures. We consolidated and reorganized two of our Labels, The Sims and EA Casual Entertainment into the EA Play Label in order to capture synergies and generate greater efficiencies between the two Labels. We now have three Labels — EA Games, EA SPORTS and EA Play. We believe a more focused product portfolio and a reduction in total operating expenses are better strategies for operating in the current environment.

International Operations and Foreign Currency Exchange Impact.    International sales are a fundamental part of our business. Net revenue from international sales accounted for approximately 43 percent of our total net revenue during fiscal year 2009 and approximately 47 percent of our total net revenue during fiscal year 2008. Our international net revenue was primarily driven by sales in Europe and, to a much lesser extent, in Asia. We believe that in order to succeed internationally, it is important to locally develop content that is specifically directed toward local cultures and customs. Year-over-year, we estimate that foreign exchange rates had an unfavorable impact on our net revenue of approximately $30 million, or 1 percent, for the fiscal year ended March 31, 2009. During the fiscal year ended March 31, 2009, the U.S. dollar strengthened against other currencies, including the Euro and the British pound sterling. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency. If the U.S. dollar continues to strengthen against these currencies, then foreign exchange rates may continue to have an unfavorable impact on our results of operations and our financial condition.

Goodwill Impairment.    Adverse economic conditions, including the decline in our market capitalization and our expected financial performance, indicated that a potential impairment of goodwill existed during the fiscal year ended March 31, 2009. As a result, we performed goodwill impairment tests for our reporting units in accordance with SFAS No. 142, and concluded the EA Mobile reporting unit’s goodwill was impaired. During the fiscal year ended March 31, 2009, we recorded a goodwill impairment charge of $368 million related to our EA Mobile reporting unit. Substantially all of our goodwill associated with our EA Mobile reporting unit was derived from our acquisition of JAMDAT Mobile Inc. in February 2006.

Deferred Income Tax Valuation Allowance.    We account for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires that a valuation allowance must be established against deferred tax assets when, for purposes of SFAS No. 109, it is considered more likely than not that all or a portion of deferred tax assets will not be realized. In making this determination, we are required under SFAS No. 109 to give significant weight to evidence that can be objectively verified. SFAS No. 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results, particularly in light of the recent deterioration of the economic environment. Therefore, cumulative losses weigh heavily in the overall assessment. In making our assessment, we are also required to consider the scheduled reversal of existing deferred tax liabilities, carry back of future deductible amounts allowed under current tax law, and tax planning strategies. Based on these requirements, we have recorded a valuation allowance against most of our U.S. deferred tax assets, consisting of $232 million related to deferred tax assets that existed as of our fiscal year ended March 31, 2008, plus an additional $134 million against deferred tax assets recorded during fiscal year 2009. In addition, we expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggests that these benefits are more likely than not to be realized.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting periods. The policies discussed below are considered by management to be critical because they are not only important to the portrayal of our financial condition and results of operations, but also because application and interpretation of these policies requires both management judgment and estimates of matters that are inherently uncertain and unknown. As a result, actual results may differ materially from our estimates.

Revenue Recognition, Sales Returns, Allowances and Bad Debt Reserves

We derive revenue principally from sales of interactive software games designed for play on video game consoles (such as the PLAYSTATION 3, Xbox 360 and Wii), PCs, handheld game players (such as the PSP and Nintendo DS), and wireless devices (such as cellular phones and smart phones including the Apple iPhone). We evaluate revenue recognition based on the criteria set forth in Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. We evaluate and recognize revenue when all four of the following criteria are met:

•	Evidence of an arrangement. Evidence of an agreement with the customer that reflects the terms and conditions to deliver products that must be present in order to recognize revenue.

•

Delivery. Delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have been transferred to the customer. For online game services, delivery is considered to occur as the service is provided. For digital downloads that do not have an online service component, delivery is considered to occur generally when the download is made available.

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

Determining whether and when some of these criteria have been satisfied often involves assumptions and management judgments that can have a significant impact on the timing and amount of revenue we report in each period. For example, for multiple element arrangements, we must make assumptions and judgments in order to (1) determine whether and when each element has been delivered, (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services, (3) determine whether VSOE exists for each undelivered element, and (4) allocate the total price among the various elements we must deliver. Changes to any of these assumptions or management judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period. For example, in connection with some of our packaged goods product sales, we offer an online service without an additional fee. Prior to fiscal year 2008, we were able to determine VSOE for the online service to be delivered; therefore, we were able to allocate the total price received from the combined product and online service sale between these two elements and recognize the related revenue separately. However, starting in fiscal year 2008, VSOE no longer existed for the online service to be delivered for certain platforms and all revenue from these transactions is recognized over the estimated online service period. More specifically, starting in fiscal year 2008, we began to recognize the revenue from sales of certain online-enabled packaged goods on a straight-line basis over a six month period beginning in the month after shipment. Accordingly, this relatively small change (from having VSOE for the online service to no longer having VSOE) has had a significant effect on our reported results.

In addition, for some software products we also provide updates or additional content (“digital content”) to be delivered via the Internet that can be used with the original software product. In many cases we separately sell digital content for an additional fee; however some purchased digital content can only be accessed via the Internet (i.e., the consumer never takes possession of the digital content). We account for online transactions in which the consumer does not take possession of the digital content as a service transaction and, accordingly, we recognize the associated revenue over the estimated service period. In other transactions, at the date we sell the software product we have an obligation to provide incremental unspecified digital content in the future without an additional fee. In these cases, we account for the sale of the software product as a multiple element arrangement and recognize the revenue on a straight-line basis over the estimated life of the game.

Determining whether a transaction constitutes an online service transaction or a digital content download of a product requires judgment and can be difficult. The accounting for these transactions is significantly different. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met). Revenue from an online game service is recognized as the service is rendered. If the service period is not defined, we recognize the revenue over the estimated service period. Determining the estimated service period is inherently subjective and is subject to regular revision based on historical online usage. In addition, determining whether we have an implicit obligation to provide incremental unspecified future digital content without an additional fee can be difficult.

Product revenue, including sales to resellers and distributors (“channel partners”), is recognized when the above criteria are met. We reduce product revenue for estimated future returns, price protection, and other offerings, which may occur with our customers and channel partners. Price protection represents the right to receive a credit allowance in the event we lower our wholesale price on a particular product. The amount of the price protection is generally the difference between the old price and the new price. In certain countries, we have stock-balancing programs for our PC and video game system software products, which allow for the exchange of these software products by resellers under certain circumstances. It is our general practice to exchange software products or give credits rather than to give cash refunds.

In certain countries, from time to time, we decide to provide price protection for our software products. When evaluating the adequacy of sales returns and price protection allowances, we analyze historical returns, current sell-through of distributor and retailer inventory of our software products, current trends in retail and the video game segment, changes in customer demand and acceptance of our software products, and other related factors. In addition, we monitor the volume of sales to our channel partners and their inventories, as substantial overstocking in the distribution channel could result in high returns or higher price protection costs in subsequent periods.

In the future, actual returns and price protections may materially exceed our estimates as unsold software products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing software products. For example, the risk of product returns and/or price protection for our software products may continue to increase as the PlayStation 2 console moves through its lifecycle. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates changed, our returns and price protection reserves would change, which would impact the total net revenue we report. For example, if actual returns and/or price protection were significantly greater than the reserves we have established, our actual results would decrease our reported total net revenue. Conversely, if actual returns and/or price protection were significantly less than our reserves, this would increase our reported total net revenue. In addition, if our estimates of returns and price protection related to online-enabled packaged goods software products change, the amount of net deferred revenue we recognize in the future would change.

Significant management judgment is required to estimate our allowance for doubtful accounts in any accounting period. We determine our allowance for doubtful accounts by evaluating customer creditworthiness in the context of current economic trends and historical experience. Depending upon the overall economic climate and the financial condition of our customers, the amount and timing of our bad debt expense and cash collection could change significantly.

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

There are various valuation techniques used to estimate fair value. These include (1) the market approach where market transactions for identical or comparable assets or liabilities are used to determine the fair value, (2) the income approach, which uses valuation techniques to convert future amounts (for example, future cash flows or future earnings) to a single present amount, and (3) the cost approach, which is based on the amount that would be required to replace an asset. For many of our fair value estimates, including our estimates of the fair value of acquired intangible assets and acquired in-process technology, we use the income approach. Using the income approach requires the use of financial models, which require us to make various estimates including, but not limited to (1) the potential future cash flows for the asset or liability being measured, (2) the timing of receipt or payment of those future cash flows, (3) the time value of money associated with the delayed receipt or payment of such cash flows, and (4) the inherent risk associated with the cash flows (risk premium). Making these cash flow estimates are inherently difficult and subjective, and, if any of the estimates used to determine the fair value using the income approach turns out to be inaccurate, our financial results may be negatively impacted. Furthermore, relatively small changes in many of these estimates can have a significant impact to the estimated fair value resulting from the financial models or the related accounting conclusion reached. For example, a relatively small change in the estimated fair value of an asset may change a conclusion as to whether an asset is impaired.

While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to the assessments:

Business Combinations.    We must estimate the fair value of assets acquired, liabilities assumed and acquired in-process technology in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives and acquired in-process technology is expensed upon consummation. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, an asset that is not amortized. Determining the fair value of acquired assets requires an assessment of the expected use of the asset and the related expected future cash flows. Determining the fair value of an assumed liability requires an assessment of the expected cost to extinguish the liability and determining the fair value of acquired in-process technology requires an assessment of our expectations related to the timing and the successful completion of development of an acquired in-process technology. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements.

Assessment of Impairment of Goodwill and Other Long-Lived Assets.    Current accounting standards require that we assess the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate the remaining value of the assets recorded on our Consolidated Balance Sheets is potentially impaired. In order to determine if a potential impairment has occurred, management must make various assumptions about the estimated fair value of the asset by evaluating future business prospects and estimated cash flows. For some assets, our estimated fair value is dependent upon predicting which of our products will be successful. This success is dependent upon several factors, which are beyond our control, such as which operating platforms will be successful in the marketplace. Also, our revenue and earnings are dependent on our ability to meet our product release schedules.

SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit annually, or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. Our reporting units are determined by the components of our operating segments that constitute a business for which both (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. SFAS No. 142 requires that the impairment test be performed at least annually by applying a fair-value-based test. The first step measures for impairment by applying fair-value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit.

To determine the fair values of the reporting units used in the first step, we use a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, or discounted cash flows. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. Our estimates for market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. Our business consists of developing, marketing and distributing video game software using both established and emerging intellectual properties and our forecasts for emerging intellectual properties are based upon internal estimates and external sources rather than historical information and have an inherently higher risk of accuracy. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Assessment of Impairment of Short-Term Investments, Marketable Equity Securities and Other Investments.    We periodically review our short-term investments, marketable equity securities and other investments for impairment. Our short-term investments consist of securities with remaining maturities greater than three months at the time of purchase and our marketable equity securities consist of investments in common stock of publicly traded companies, both are accounted for as available-for-sale under the provisions of SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Unrealized gains and losses on our short-term investments and marketable equity securities are recorded to other comprehensive income, net of tax, until either (1) the security is sold or (2) we determine that the decline in the fair value of a security to a level below its cost basis is other-than-temporary. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the duration that the fair value has been less than the cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During the fiscal year ended March 31, 2009 and 2008, we recognized impairment charges of $57 million and $109 million, respectively, on our marketable equity securities. We did not recognize any impairment charges on our marketable equity securities during the fiscal year ended March 31, 2007. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could have a material impact on our financial results.

Our other investments consist principally of non-voting preferred shares in two companies whose common stock is publicly traded and are accounted for under the cost method as prescribed by Accounting Principles Board (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock, as amended. We monitor these investments for impairment and make appropriate reductions in the carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of the investees. During the fiscal years ended March 31, 2009 and 2008, we recognized impairment charges of $10 million and $9 million, respectively, on our other investments. We did not recognize any impairment charges during the fiscal year ended March 31, 2007.

Assessment of Inventory Obsolescence.    We regularly review inventory quantities on-hand and in the retail channel. We write down inventory based on excess or obsolete inventories determined primarily by future anticipated demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand that are inherently difficult to assess. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of goods sold generally at the greater of the contractual rate or an effective royalty rate based on the total projected net revenue. Significant judgment is required to estimate the effective royalty rate for a particular contract. Because the computation of effective royalty rates requires us to project future revenue, it is inherently subjective as our future revenue projections must anticipate a number of factors, including (1) the total number of titles subject to the contract, (2) the timing of the release of these titles, (3) the number of software units we expect to sell, which can be impacted by a number of variables, including product quality, the timing of the title’s release and competition, and (4) future pricing. Determining the effective royalty rate for our titles is particularly challenging due to the inherent difficulty in predicting the popularity of entertainment products. Accordingly, if our future revenue projections change, our effective royalty rates would change, which could impact the amount and timing of royalty expense we recognize.

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

Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. These obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of March 31, 2009 and 2008, approximately $37 million and $10 million, respectively, of minimum guaranteed royalty obligations had been recognized.

Each quarter, we also evaluate the future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment based on the provisions of SFAS No. 144 (i.e., on an undiscounted cash flow basis when impairment indicators exist). Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated consistent with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. During fiscal years 2009 and 2008, we recognized loss charges of $43 million and loss and impairment charges of $4 million, respectively, related to our royalty agreements. We had no loss or impairment charges during fiscal year 2007.

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

In addition to considering forecasts of future taxable income, we are also required to evaluate and quantify other possible sources of taxable income in order to assess the realization of our deferred tax assets, namely the reversal of existing deferred tax liabilities, the carry back of losses and credits as allowed under current tax law, and the implementation of tax planning strategies. Evaluating and quantifying these amounts involves significant judgments. Each source of income must be evaluated based on all positive and negative evidence, and involve assumptions about future activity. SFAS No. 109 provides that certain taxable temporary differences that are not expected to reverse during the carry forward periods permitted by tax law cannot be considered as a source of future taxable income that may be available to realize the benefit of deferred tax assets. For example, when determining the valuation allowance we recorded in the fiscal year ended March 31, 2009, we did not include as a source of future taxable income the accumulated tax depreciation on our headquarters facilities in Redwood City, California. These facilities are subject to leases which expire in July 2009, and are accounted for as operating leases in accordance with SFAS No. 13, Accounting for Leases. If we are unable or decide not to renew these leases and instead acquire the facilities, then we would be able to include a significant portion of the temporary differences representing approximately $46 million of deferred tax liabilities as a source of future taxable income, and we would record a corresponding reduction in our valuation allowance.

Based on the assumptions and requirements noted above, we have recorded a valuation allowance against most of our U.S. deferred tax assets, consisting of $232 million related to deferred tax assets that existed as of our fiscal year ended March 31, 2008, plus an additional $134 million against deferred tax assets recorded during fiscal year 2009. In addition, we expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggests that these benefits are more likely than not to be realized.

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

RESULTS OF OPERATIONS

Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2009, 2008 and 2007 contained 52 weeks and ended on March 28, 2009, March 29, 2008 and March 31, 2007, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

Comparison of Fiscal 2009 to Fiscal 2008

Net Revenue

Net revenue consists of sales generated from (1) video games sold as packaged goods and designed for play on hardware consoles (such as the PLAYSTATION 3, Xbox 360 and Wii), PCs and handheld game players (such as the Sony PSP and Nintendo DS), (2) video games for wireless devices (such as cellular phones and smart phones including the Apple iPhone), (3) interactive online-enabled packaged goods, digital content, and online services associated with these games, (4) services in connection with some of our online games, (5) programming third-party web sites with our game content, (6) allowing other companies to manufacture and sell our products in conjunction with other products, and (7) advertisements on our online web pages and in our games.

During fiscal years 2009 and 2008, we recognized total net revenue of $4,212 million and $3,665 million, respectively. Our total net revenue during the fiscal years 2009 and 2008 includes $1,203 million and $831 million, respectively, recognized from sales of certain online-enabled packaged goods and digital content for which we were not able to objectively determine the fair value (as defined by U.S. Generally Accepted Accounting Principles for software sales) of the online service that we provided in connection with the sale and the obligation we had to deliver incremental unspecified digital content in the future without an additional fee. When we refer to deferral of net revenue in this “Net Revenue” section, we mean the deferral of (1) the total net revenue from bundle sales of certain online-enabled packaged goods and PC digital downloads for which either we do not have VSOE for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) revenue from certain packaged goods sales of massively-multiplayer online role-playing games, and (3) revenue from the sale of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions.” During the year ended March 31, 2009, we recognized $126 million of deferred net revenue, which increased our reported net revenue, as compared to the deferral of $355 million of net revenue, which decreased our reported net revenue for the year ended March 31, 2008.

From a geographical perspective, our total net revenue for the fiscal years ended March 31, 2009 and 2008 was as follows (in millions):

	Year Ended March 31,				Increase	% Change
	2009		2008
North America	$2,412	57%	$1,942	53%	$470	24%

Europe	1,589	38%	1,541	42%	48	3%
Asia	211	5%	182	5%	29	16%

International	1,800	43%	1,723	47%	77	4%

Total Net Revenue	$4,212	100%	$3,665	100%	$547	15%

The overall change in deferred net revenue for the fiscal years ended March 31, 2009 and 2008 was as follows (in millions):

	Year Ended March 31,		Increase / (Decrease)
	2009	2008
PLAYSTATION 3	$65	$(180)	$245
PlayStation 2	47	(49)	96
PSP	23	(46)	69
PC	(3)	(52)	49
Wii	(3)	(27)	24
Other	(3)	(1)	(2)

Total Impact on Net Revenue	$126	$(355)	$481

North America

For fiscal year 2009, net revenue in North America was $2,412 million, driven by Rock Band 2, Rock Band, and Madden NFL 09. Net revenue for fiscal year 2009 increased 24 percent, or $470 million, as compared to fiscal year 2008. From an operational perspective, the increase in net revenue was driven by (1) a $259 million increase in net revenue from sales of titles for the Wii, (2) a $168 million increase in net revenue from sales of titles for the PLAYSTATION 3, and (3) an $85 million increase in net revenue from sales of titles for the Xbox 360. These increases were partially offset by a decrease of $94 million in net revenue from sales of titles for the PlayStation 2.

The recognition of deferred net revenue increased our reported net revenue by $50 million during the year ended March 31, 2009, as compared to a decrease in our reported net revenue of $158 million for the year ended March 31, 2008.

We expect net revenue for North America to decrease during fiscal year 2010 as compared to fiscal year 2009 due to an expected increase in deferred net revenue related to our online-enabled packaged goods and digital content.

The change in deferred net revenue for the fiscal years ended March 31, 2009 and 2008 for North America was as follows (in millions):

	Year Ended March 31,		Increase
	2009	2008
PlayStation 2	$27	$(28)	$55
PLAYSTATION 3	27	(73)	100
PSP	12	(20)	32
Other	(16)	(37)	21

Total Impact on Net Revenue	$50	$(158)	$208

Europe

For fiscal year 2009, net revenue in Europe was $1,589 million, driven by FIFA 09, Need for Speed Undercover, and Rock Band. Net revenue for fiscal year 2009 increased 3 percent, or $48 million, as compared to fiscal year 2008. From an operational perspective the increase in net revenue was driven by (1) a $196 million increase in net revenue from sales of titles for the PLAYSTATION 3, and (2) a $56 million increase in net revenue from sales of titles for the Xbox 360. These increases were partially offset by (1) a $159 million decrease in net revenue from sales of titles for the PlayStation 2, (2) a $39 million decrease in net revenue from sales of titles for the Nintendo DS, and (3) a $16 million decrease in net revenue from sales of titles for the PC.

The recognition of deferred net revenue increased our reported net revenue by $68 million during the year ended March 31, 2009 as compared to a decrease in our reported net revenue due to the deferral of $169 million of net revenue for the year ended March 31, 2008.

We estimate that foreign exchange rates (primarily the British pound sterling) decreased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $19 million, or 1 percent, for the year ended March 31, 2009 as compared to the year ended March 31, 2008. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue increased by approximately $67 million, or 4 percent, for the year ended March 31, 2009 as compared to the year ended March 31, 2008.

We expect net revenue for Europe to decrease during fiscal year 2010 as compared to fiscal year 2009 due to an expected increase in deferred net revenue related to our online-enabled packaged goods and digital content.

The change in deferred net revenue for the fiscal years ended March 31, 2009 and 2008 for Europe was as follows (in millions):

	Year Ended March 31,		Increase
	2009	2008
PLAYSTATION 3	$34	$(93)	$127
PlayStation 2	18	(18)	36
PSP	10	(22)	32
PC	7	(30)	37
Other	(1)	(6)	5

Total Impact on Net Revenue	$68	$(169)	$237

Asia

For fiscal year 2009, net revenue in Asia was $211 million, driven by FIFA 09, Need for Speed Undercover, and Need for Speed ProStreet. Net revenue for fiscal year 2009 increased 16 percent, or $29 million, as compared to fiscal year 2008. From an operational perspective, the increase in net revenue was driven by a $29 million increase in net revenue from sales of titles for the PLAYSTATION 3.

The recognition of deferred net revenue increased our reported net revenue by $8 million during the year ended March 31, 2009 as compared to a decrease in our reported net revenue due to the deferral of $28 million of net revenue for the year ended March 31, 2008.

We estimate that foreign exchange rates (particularly the Australian dollar) decreased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $10 million, or 5 percent, for the year ended March 31, 2009 as compared to the year ended March 31, 2008. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue increased by approximately $39 million, or 21 percent, for the year ended March 31, 2009 as compared to the year ended March 31, 2008.

We continue to expect net revenue for Asia to increase during fiscal year 2010 as compared to fiscal year 2009 due to continued growth, partially off-set by an expected increase in deferred net revenue related to our online-enabled packaged goods and digital content.

The change in deferred net revenue for the fiscal years ended March 31, 2009 and 2008 for Asia was as follows (in millions):

	Year Ended March 31,		Increase
	2009	2008
PLAYSTATION 3	$4	$(14)	$18
PlayStation 2	2	(3)	5
PC	1	(5)	6
PSP	1	(4)	5
Wii	—	(2)	2

Total Impact on Net Revenue	$8	$(28)	$36

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

Cost of goods sold for fiscal years 2009 and 2008 were as follows (in millions):

March 31, 2009	% of Net Revenue	March 31, 2008	% of Net Revenue	% Change	Change as a % of Net Revenue
$2,127	50.5%	$1,805	49.3%	17.8%	1.2%

For fiscal year 2009, cost of goods sold increased by 1.2 percent as a percentage of total net revenue as compared to fiscal year 2008. This increase was primarily due to:

•	A greater percentage of net revenue from co-publishing and distribution products, which have a lower margin, as compared to our EA studio products,

•	An increase in price protection taken or expected to be taken for products already sold,

•	An increase in our inventory write-downs as a result of future expected demand for our products, and

•	Losses on intellectual property licensor agreements.

The overall increase in cost of goods sold as a percentage of net revenue was mitigated by a $481 million favorable change in deferred net revenue related to certain online-enabled packaged goods and digital content during the twelve months ended March 31, 2009 as compared to the twelve months ended March 31, 2008, which positively impacted cost of goods sold as a percent of total net revenue by approximately 6 percent.

Although there can be no assurance, and our actual results could differ materially, in the short term we expect our gross margin as a percentage of total net revenue to increase in fiscal year 2010 as compared to fiscal year 2009 due to anticipated margin improvements, partially off-set by an expected increase in deferred net revenue related to our online-enabled packaged goods and digital content. We expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs and advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for fiscal years 2009 and 2008 were as follows (in millions):

March 31, 2009	% of Net Revenue	March 31, 2008	% of Net Revenue	$ Change	% Change
$691	16%	$588	16%	$103	18%

Marketing and sales expenses increased by $103 million, or 18 percent, in fiscal year 2009, as compared to fiscal year 2008. The increase was primarily due to (1) an increase of $85 million in marketing, advertising and promotional expenses primarily to support our launch of new franchises and incremental spending on established franchises and (2) a $17 million increase in additional personnel-related costs primarily resulting from an increase in headcount prior to actions taken under our fiscal 2009 restructuring.

Marketing and sales expenses included vendor reimbursements for advertising expenses of $31 million and $54 million in fiscal years 2009 and 2008, respectively.

We expect marketing and sales expenses to decrease in absolute dollars in fiscal year 2010 as compared to fiscal year 2009 primarily due to lower advertising and marketing activity to support our titles and a decrease in personnel-related costs.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.

General and administrative expenses for fiscal years 2009 and 2008 were as follows (in millions):

March 31, 2009	% of Net Revenue	March 31, 2008	% of Net Revenue	$ Change	% Change
$332	8%	$339	9%	$(7)	(2%)

General and administrative expenses decreased by $7 million, or 2 percent, in fiscal year 2009, as compared to fiscal year 2008 primarily due to a decrease in facilities-related expenses of $14 million, partially offset by an increase of $9 million in stock-based compensation expense.

We expect general and administrative expenses to decrease in absolute dollars in fiscal year 2010 as compared to fiscal year 2009 primarily due to a decrease in personnel-related costs.

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

Research and development expenses for fiscal years 2009 and 2008 were as follows (in millions):

March 31, 2009	% of Net Revenue	March 31, 2008	% of Net Revenue	$ Change	% Change
$1,359	32%	$1,145	31%	$214	19%

Research and development expenses increased by $214 million, or 19 percent, in fiscal year 2009, as compared to fiscal year 2008. The increase was primarily due to (1) higher external development costs of $120 million due to a greater number of projects in development as compared to the prior year, (2) an increase of $66 million in additional personnel-related costs primarily resulting from an increase in headcount prior to actions taken under our fiscal year 2009 restructuring, (3) an increase of $43 million in stock-based compensation expense, and (4) an increase in facilities-related expenses of $8 million to support our research and development functions worldwide. These increases were partially offset by a decrease of $26 million in incentive-based compensation expense.

We expect research and development expenses to decrease in absolute dollars in fiscal year 2010 as compared to fiscal year 2009 primarily due to a decrease in personnel-related costs.

Acquired In-Process Technology

Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have an alternative future use. Accordingly, upon consummation of an acquisition, we generally incur a charge for the related acquired in-process technology, as reflected in our Consolidated Statements of Operations. See Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Acquired in-process technology charges for fiscal years 2009 and 2008 were as follows (in millions):

March 31, 2009	% of Net Revenue	March 31, 2008	% of Net Revenue	$ Change	% Change
$3	—	$138	4%	$(135)	(98%)

Acquired in-process technology decreased by $135 million, or 98 percent, in fiscal year 2009 as compared to fiscal year 2008, primarily due to the charge of $138 million related to our acquisition of VGH in fiscal year 2008. The development of a majority of the projects for which we incurred an acquired in-process technology charge in connection with our acquisition of VGH continued to be in-progress as of March 31, 2009.

Amortization of Intangibles

Amortization of intangibles for fiscal years 2009 and 2008 was as follows (in millions):

March 31, 2009	% of Net Revenue	March 31, 2008	% of Net Revenue	$ Change	% Change
$58	1%	$34	1%	$24	71%

Amortization of intangibles increased by $24 million, or 71 percent, in fiscal year 2009, as compared to fiscal year 2008, primarily due to the amortization of intangibles related to our acquisition of VGH.

Certain Abandoned Acquisition-Related Costs

Certain abandoned acquisition-related costs consist of costs we incurred in connection with the abandoned acquisition of Take-Two. On August 18, 2008, we allowed our tender offer for Take-Two shares to expire and on September 14, 2008, we announced that we had terminated discussions with Take-Two. As a result, during the fiscal year ended March 31, 2009, we recognized $21 million in related costs consisting of legal, banking and other consulting fees.

Goodwill Impairment

Adverse economic conditions, including the decline in our market capitalization and our expected financial performance, indicated that a potential impairment of goodwill existed during the fiscal year ended March 31, 2009. Therefore, we performed goodwill impairment tests for our reporting units in accordance with SFAS No. 142. As a result of the goodwill impairment analysis, we determined that our EA Mobile reporting unit’s goodwill was impaired. Substantially all of our goodwill associated with our EA Mobile reporting unit was derived from our acquisition of JAMDAT Mobile Inc. in February 2006. During the fiscal year ended March 31, 2009, we recorded a goodwill impairment charge of $368 million related to our EA Mobile reporting unit.

Restructuring Charges

Restructuring charges for fiscal years 2009 and 2008 were as follows (in millions):

March 31, 2009	% of Net Revenue	March 31, 2008	% of Net Revenue	$ Change	% Change
$80	2%	$103	3%	$(23)	(22%)

Fiscal 2009 Restructuring

In fiscal year 2009, we announced details of a cost reduction plan as a result of our performance combined with the current economic environment. This plan includes a narrowing of our product portfolio, a reduction in our worldwide workforce of approximately 11 percent, or 1,100 employees, the closure of 10 facilities, and reductions in other variable costs and capital expenditures.

During fiscal year 2009, we incurred approximately $41 million of restructuring charges, of which $32 million was for employee-related expenses and $7 million was for facilities-related expenses. Including charges incurred through March 31, 2009, we expect to incur cash and non-cash charges between $55 million and $60 million by March 2010. These charges will consist primarily of employee-related costs (approximately $35 million), facility exit costs (approximately $25 million), as well as other costs including asset impairment costs (approximately $5 million).

Fiscal 2008 Reorganization

During fiscal year 2009, we incurred approximately $34 million of charges associated with our fiscal 2008 reorganization, of which $22 million was for facilities-related expenses and $12 million related to other expenses, including contracted services costs to assist in the reorganization of our business support functions.

During the fiscal year 2008, we incurred approximately $97 million of reorganization charges, of which $58 million was for facilities-related expenses, $27 million was other expenses including contracted services costs to assist in the reorganization of our business support functions, and $12 million was employee-related expenses.

Losses on Strategic Investments, Net

Losses on strategic investments, net for fiscal years 2009 and 2008 were as follows (in millions):

March 31, 2009	% of Net Revenue	March 31, 2008	% of Net Revenue	$ Change	% Change
$(62)	(1%)	$(118)	(3%)	$56	(47%)

During the fiscal year ended March 31, 2009, losses on strategic investments, net decreased by $56 million, or 47 percent, as compared to the year ended March 31, 2008. We recognized (1) a $40 million impairment charge on our investments in Neowiz’s common and preferred shares and (2) a $27 million impairment charge on our investment in The9 during the fiscal year ended March 31, 2009. These charges were offset by a $5 million dividend received from our investment in The9.

During the fiscal year ended March 31, 2008, we recognized (1) an $81 million impairment charge on our investment in The9 and (2) a $37 million impairment charge on our investments in Neowiz Corporation’s common and preferred shares.

Interest and Other Income, Net

Interest and other income, net, for fiscal years 2009 and 2008 were as follows (in millions):

March 31, 2009	% of Net Revenue	March 31, 2008	% of Net Revenue	$ Change	% Change
$34	1%	$98	3%	$(64)	(65%)

For fiscal year 2009, interest and other income, net, decreased by $64 million, or 65 percent, as compared to fiscal year 2008, primarily due to a decrease in interest income resulting from lower yields on our cash, cash equivalents and short-term investment balances.

We expect interest income to decrease during fiscal year 2010 as compared to fiscal year 2009.

Income Taxes

Income tax expense (benefit) for fiscal years 2009 and 2008 were as follows (in millions):

March 31, 2009	Effective Tax Rate	March 31, 2008	Effective Tax Rate	% Change
$233	27.2%	$(53)	(10.3%)	(540%)

In fiscal year 2009, we recorded tax expense instead of a tax benefit on the pre-tax loss due primarily to the deferred tax valuation allowance. Our effective income tax expense rate was 27.2 percent for fiscal year 2009. Our effective income tax benefit rate was 10.3 percent for fiscal year 2008. In fiscal year 2009, our effective tax rate differed from the U.S. statutory tax rate of 35.0 percent due primarily to the deferred tax valuation allowance, non-deductible goodwill impairment, certain non-deductible stock-based compensation expenses, non-deductible losses on strategic investments, losses in jurisdictions with tax rates lower than the U.S. rate of 35.0 percent, and a loss on facility impairment for which the future tax benefit is uncertain and not more likely than not to be realized. In fiscal year 2008, our effective income tax rate differed from the U.S. statutory rate of 35.0 percent due primarily to non-deductible acquisition-related costs, losses on strategic investments, a loss on facility impairment for which the future tax benefit is uncertain and not more likely than not to be realized, and certain non-deductible stock-based compensation expenses.

Our effective income tax rates for fiscal year 2010 and future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as acquisitions and intercompany transactions, changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, changes in or termination of our agreements with tax authorities, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile.

On May 6, 2009, we received notification from the tax authorities in the United Kingdom that they had completed their examination of the fiscal 2005 tax return. As a result, in our fiscal quarter ended June 30, 2009, we will record a tax benefit of approximately $33 million, which includes the recognition of approximately $21 million in previously unrecognized tax benefits, as well as a reduction in our accrual for related interest and penalties.

We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes have been provided thereon. We currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the United States.

Comparison of Fiscal 2008 to Fiscal 2007

Net Revenue

During fiscal years 2008 and 2007, we recognized total net revenue of $3,665 million and $3,091 million, respectively. Our total net revenue during fiscal year 2008 includes $831 million recognized from sales of certain online-enabled packaged goods and digital content for which we were not able to objectively determine the fair value (as defined by U.S. Generally Accepted Accounting Principles for software sales) of the online service that we provided in connection with the sale. During the year ended March 31, 2008, we deferred the recognition of $355 million of net revenue, as compared to the deferral of $10 million of net revenue during the year ended March 31, 2007.

From a geographical perspective, our total net revenue for the fiscal years ended March 31, 2008 and 2007 was as follows (in millions):

	Year Ended March 31,				Increase	% Change
	2008		2007
North America	$1,942	53%	$1,666	54%	$276	17%

Europe	1,541	42%	1,261	41%	280	22%
Asia	182	5%	164	5%	18	11%

International	1,723	47%	1,425	46%	298	21%

Total Net Revenue	$3,665	100%	$3,091	100%	$574	19%

The overall change in deferred net revenue for the fiscal years ended March 31, 2008 and 2007 was as follows (in millions):

	Year Ended March 31,		Decrease
	2008	2007
PLAYSTATION 3	$(180)	$(3)	$(177)
PlayStation 2	(49)	(5)	(44)
PSP	(46)	(2)	(44)
PC	(52)	—	(52)
Other	(28)	—	(28)

Total Impact on Net Revenue	$(355)	$(10)	$(345)

North America

For fiscal year 2008, net revenue in North America was $1,942 million, driven by Rock Band, Madden NFL 08, and NCAA Football 08. Net revenue for fiscal year 2008 increased 17 percent, or $276 million, as compared to fiscal year 2007. From an operational perspective, the increase in net revenue was driven by (1) a $287 million increase in net revenue from sales of titles for the Xbox 360, (2) a $162 million increase in net revenue from sales of titles for the PLAYSTATION 3, and (3) a $121 million increase in net revenue from sales of titles for the Wii. These increases were partially offset by (1) a $132 million decrease in net revenue from sales of titles for the PlayStation 2, (2) a $105 million decrease in net revenue from sales of titles for the Xbox, (3) a $51 million decrease in net revenue from sales of titles for the PSP, and (4) a $35 million decrease in net revenue from sales of titles for the Nintendo GameCube.

The deferral of net revenue, which will be recognized in future periods, decreased our reported net revenue by $158 million during the year ended March 31, 2008 as compared to a decrease in our reported net revenue of $5 million for the year ended March 31, 2007.

The change in deferred net revenue for the fiscal years ended March 31, 2008 and 2007 for North America was as follows (in millions):

	Year Ended March 31,		Decrease
	2008	2007
PLAYSTATION 3	$(73)	$(2)	$(71)
PlayStation 2	(28)	(4)	(24)
PSP	(20)	(1)	(19)
Wii	(17)	—	(17)
PC	(17)	2	(19)
Other	(3)	—	(3)

Total Impact on Net Revenue	$(158)	$(5)	$(153)

Europe

For fiscal year 2008, net revenue in Europe was $1,541 million, driven by FIFA 08, Need for Speed ProStreet, and The Simpsons™ Game. Net revenue for fiscal year 2008 increased 22 percent, or $280 million, as compared to fiscal year 2007. From an operational perspective the increase in net revenue was driven by (1) a $113 million increase in net revenue from sales of titles for the PLAYSTATION 3 and (2) a $109 million increase in net revenue from sales of titles for the Wii.

The deferral of net revenue, which will be recognized in future periods, decreased our reported net revenue by $169 million during the year ended March 31, 2008, as compared to a decrease in our reported net revenue due to the deferral of $5 million of net revenue for the year ended March 31, 2007.

We estimate that foreign exchange rates (primarily the Euro and the British pound sterling) increased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $113 million, or 9 percent, for the year ended March 31, 2008 as compared to the year ended March 31, 2007. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue increased by approximately $167 million, or 13 percent, for the year ended March 31, 2008 as compared to the year ended March 31, 2007.

The change in deferred net revenue for the fiscal years ended March 31, 2008 and 2007 for Europe was as follows (in millions):

	Year Ended March 31,		Decrease
	2008	2007
PLAYSTATION 3	$(93)	$(1)	$(92)
PC	(30)	(2)	(28)
PSP	(22)	(1)	(21)
PlayStation 2	(18)	(1)	(17)
Other	(6)	—	(6)

Total Impact on Net Revenue	$(169)	$(5)	$(164)

Asia

For fiscal year 2008, net revenue in Asia was $182 million, driven by Need for Speed ProStreet, The Simpsons Game, and FIFA 08. Net revenue for fiscal year 2008 increased 11 percent, or $18 million, as compared to fiscal year 2007. From an operational perspective, the increase in net revenue was driven by (1) a $15 million increase in net revenue from sales of titles for the PLAYSTATION 3 and (2) a $12 million increase in net revenue from sales of titles for the Wii. These increases were partially offset by a $9 million decrease in net revenue from sales of titles for the PlayStation 2.

The deferral of net revenue, which will be recognized in future periods, decreased our reported net revenue by $28 million during the year ended March 31, 2008.

We estimate that foreign exchange rates (particularly the Australian dollar) increased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $12 million, or 7 percent, for the year ended March 31, 2008 as compared to the year ended March 31, 2007. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue increased by approximately $6 million, or 4 percent, for the year ended March 31, 2008 as compared to the year ended March 31, 2007.

The change in deferred net revenue for the fiscal years ended March 31, 2008 and 2007 for Asia was as follows (in millions):

	Year Ended March 31,		Decrease
	2008	2007
PLAYSTATION 3	$(14)	$—	$(14)
PC	(5)	—	(5)
Other	(9)	—	(9)

Total Impact on Net Revenue	$(28)	$—	$(28)

Cost of Goods Sold

Cost of goods sold for fiscal years 2008 and 2007 were as follows (in millions):

March 31, 2008	% of Net Revenue	March 31, 2007	% of Net Revenue	% Change	Change as a % of Net Revenue
$1,805	49.3%	$1,212	39.2%	48.9%	10.1%

For fiscal year 2008, cost of goods sold increased by 10.1 percent as a percentage of total net revenue as compared to fiscal year 2007. This increase was primarily due to (1) higher co-publishing and distribution royalty costs of approximately 8 percent as a percentage of total net revenue primarily driven by sales of Rock Band, and, to a lesser extent, other co-publishing and distribution titles that have a lower gross margin and (2) the increase in net revenue deferrals of $355 million related to certain online-enabled packaged goods and digital content. Overall, we estimate the deferral of net revenue negatively impacted cost of goods sold as a percent of total net revenue by 4 percent.

As a percentage of total net revenue, the overall increase in cost of goods sold was partially offset by lower license royalty rates of approximately 1 percent as a percentage of total net revenue primarily due to a higher proportion of sales in fiscal year 2008 from our owned intellectual property franchises that have lower royalty rates as compared to fiscal year 2007.

Marketing and Sales

Marketing and sales expenses for fiscal years 2008 and 2007 were as follows (in millions):

March 31, 2008	% of Net Revenue	March 31, 2007	% of Net Revenue	$ Change	% Change
$588	16%	$466	15%	$122	26%

As a percentage of net revenue, marketing and sales expenses were adversely impacted by our deferral of net revenue related to online-enabled packaged goods and digital content during fiscal year 2008.

Marketing and sales expenses increased by $122 million, or 26 percent, in fiscal 2008 as compared to fiscal year 2007. The increase was primarily due to (1) an increase of $90 million in marketing, advertising and promotional expenses primarily to support our launch of new franchises and incremental spending on established franchises, as well as (2) a $23 million increase in personnel-related costs primarily resulting from an increase in headcount.

Marketing and sales expenses included vendor reimbursements for advertising expenses of $54 million and $28 million in fiscal years 2008 and 2007, respectively.

General and Administrative

General and administrative expenses for fiscal years 2008 and 2007 were as follows (in millions):

March 31, 2008	% of Net Revenue	March 31, 2007	% of Net Revenue	$ Change	% Change
$339	9%	$288	9%	$51	18%

As a percentage of net revenue, general and administrative expenses were adversely impacted by our deferral of net revenue related to online-enabled packaged goods and digital content during fiscal year 2008.

General and administrative expenses increased by $51 million, or 18 percent, in fiscal year 2008 as compared to fiscal year 2007 primarily due to (1) an increase of $23 million in additional personnel-related costs to help support our administrative functions worldwide, (2) an increase in contracted services associated with IT systems initiatives, professional services and business development of $21 million to support the growth of the organization, and (3) an increase in facilities-related expenses of $12 million in support of our administrative functions worldwide. These increases were partially offset by a $7 million reduction in incentive-based compensation expense.

Research and Development

Research and development expenses for fiscal years 2008 and 2007 were as follows (in millions):

March 31, 2008	% of Net Revenue	March 31, 2007	% of Net Revenue	$ Change	% Change
$1,145	31%	$1,041	34%	$104	10%

As a percentage of net revenue, research and development expenses were adversely impacted by our deferral of net revenue related to online-enabled packaged goods and digital content during fiscal year 2008.

Research and development expenses increased by $104 million, or 10 percent, in fiscal year 2008 as compared to fiscal year 2007. The increase was primarily due to (1) an increase of $93 million in additional personnel-related costs primarily due to an increase in headcount and partially as a result of our acquisition of VGH, (2) higher external development costs of $32 million to support new releases such as our Union of European Football Association’s EURO soccer franchise and titles from The Sims franchise, and (3) an increase in depreciation of $12 million. These increases were partially offset by a $24 million reduction in incentive-based compensation expense and $6 million reduction in facilities-related expenses.

Acquired In-Process Technology

Acquired in-process technology charges for fiscal years 2008 and 2007 were as follows (in millions):

March 31, 2008	% of Net Revenue	March 31, 2007	% of Net Revenue	$ Change	% Change
$138	4%	$3	—	$135	4500%

In connection with our acquisition of VGH, we incurred acquired in-process technology charges of $138 million in relation to game software that had not reached technical feasibility at the date of acquisition. The fair values of VGH’s products under development were determined using the income approach, which discounts expected future cash flows from the acquired in-process technology to present value. The acquired in-process technology charge we incurred in fiscal year 2007 resulted from our acquisitions of Mythic and the remaining minority interest in DICE.

Amortization of Intangibles

Amortization of intangibles for fiscal years 2008 and 2007 was as follows (in millions):

March 31, 2008	% of Net Revenue	March 31, 2007	% of Net Revenue	$ Change	% Change
$34	1%	$27	1%	$7	26%

For fiscal year 2008, amortization of intangibles resulted from our acquisitions of JAMDAT, VGH and others. For fiscal year 2007, amortization of intangibles resulted from our acquisitions of JAMDAT, Mythic and others. Amortization of intangibles increased by $7 million, or 26 percent, in fiscal year 2008 as compared to fiscal year 2007 primarily due to the amortization of intangibles related to our acquisition of VGH.

Restructuring Charges

Restructuring charges for fiscal years 2008 and 2007 were as follows (in millions):

March 31, 2008	% of Net Revenue	March 31, 2007	% of Net Revenue	$ Change	% Change
$103	3%	$15	—	$88	587%

Fiscal 2008 Reorganization

In connection with our fiscal 2008 reorganization, during fiscal year 2008, we incurred approximately $97 million of reorganization charges, of which $58 million was for facilities-related expenses, $27 million was for other expenses including other contract termination costs as well as IT and consulting costs to assist in the reorganization of our business support functions, and $12 million was for employee-related expenses.

Fiscal 2006 International Publishing Reorganization

In connection with our fiscal 2006 international publishing reorganization, during fiscal year 2008, we incurred approximately $6 million of employee-related expenses. During fiscal 2007, restructuring charges related to our fiscal 2006 international publishing reorganization were approximately $15 million, of which $10 million was for employee-related expenses.

Losses on Strategic Investments, Net

Losses on strategic investments, net for fiscal years 2008 and 2007 were as follows (in millions):

March 31, 2008	% of Net Revenue	March 31, 2007	% of Net Revenue	$ Change	% Change
$(118)	(3%)	$—	—	$(118)	N/A

For fiscal year 2008, we recognized $118 million of losses on strategic investments, net due to (1) an $81 million impairment charge on our investment in The9 and (2) a $37 million impairment charge on our investments in Neowiz Corporation’s common and preferred shares.

Interest and Other Income, Net

Interest and other income, net, for fiscal years 2008 and 2007 were as follows (in millions):

March 31, 2008	% of Net Revenue	March 31, 2007	% of Net Revenue	$ Change	% Change
$98	3%	$99	3%	$(1)	(1%)

For fiscal year 2008, interest and other income, net, decreased by $1 million, or 1 percent, as compared to fiscal year 2007 primarily resulting from (1) an increase of $8 million in losses recognized due to foreign exchange and (2) a net decrease of $2 million in interest. These items were significantly offset by a $9 million gain recognized on sales of investments.

Income Taxes

Income tax expense (benefit) for fiscal years 2008 and 2007 were as follows (in millions):

March 31, 2008	Effective Tax Rate	March 31, 2007	Effective Tax Rate	% Change
$(53)	(10.3%)	$66	48.2%	(180%)

Our effective income tax benefit rate was 10.3 percent for fiscal year 2008. Our effective income tax expense rate was 48.2 percent for fiscal year 2007. For fiscal year 2008, our effective income tax benefit rate was lower than the U.S. statutory rate of 35.0 percent due to a number of factors, including non-deductible acquisition-related costs, losses on strategic investments and certain loss on facility impairment for which future tax benefit is uncertain and not more likely than not to be realized, as well as certain non-deductible stock-based compensation expenses. For fiscal year 2007, our effective income tax rate was higher than the U.S. statutory rate of 35.0 percent due to a number of factors, including certain non-deductible stock-based compensation expenses and additional charges resulting from certain non-deductible acquisition-related costs.

Impact of Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), which requires the recognition of assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree at the acquisition date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items and includes a substantial number of new disclosure requirements. In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to amend the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141(R) and FSP FAS 141(R)-1 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact FSP FAS 141(R)-1 will have on our Consolidated Financial Statements. The adoption of SFAS No. 141(R) will have a material impact on our Consolidated Financial Statements for material acquisitions consummated on or after March 29, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which establishes new accounting and reporting standards for noncontrolling interests (e.g., minority interests) and for the deconsolidation of a subsidiary. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB ratified Emerging Issues Task Force’s (“EITF”) consensus conclusion on EITF 07-01, Accounting for Collaborative Arrangements. EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. Under this conclusion, a participant to a collaborative arrangement should disclose information about the nature and purpose of its collaborative arrangements, the rights and obligations under the collaborative arrangements, the accounting policy for collaborative arrangements, and the income statement classification and amounts attributable to transactions arising from the collaborative arrangement between participants for each period an income statement is presented. EITF 07-01 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008 and requires retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date. While we have not yet completed our analysis, we do not anticipate the implementation of EITF 07-01 to have a material impact on our Consolidated Financial Statements.

In February 2008, the FASB issued FSP Financial Accounting Standard (“FAS”) FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157, Fair Value Measurements, for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of certain provisions of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. We do not expect the adoption of FSP FAS 157-2 to have a material impact on our Consolidated Financial Statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and early adoption is prohibited. We are currently evaluating the impact FSP FAS 142-3 will have on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the impact FSP FAS 107-1 and ABP 28-1 will have on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities, changes existing guidance for determining whether an impairment is other than temporary to debt securities, replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery, requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner, requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income, and when adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the impact FSP FAS 115-2 and 124-2 will have on our Consolidated Financial Statements.

In April 2009, the SEC issued SAB No. 111, which amends and replaces Topic 5.M. in the SAB Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. SAB No. 111 maintains the staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. We do not expect the adoption of SAB 111 to have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased, and includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. We are currently evaluating the impact FSP FAS 157-4 will have on our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

	As of March 31,		Increase / (Decrease)
(In millions)	2009	2008
Cash and cash equivalents	$1,621	$1,553	$68
Short-term investments	534	734	(200)
Marketable equity securities	365	729	(364)

Total	$2,520	$3,016	$(496)

Percentage of total assets	54%	50%

	Year Ended March 31,		Increase / (Decrease)
(In millions)	2009	2008
Cash provided by operating activities	$12	$338	$(326)
Cash provided by (used in) investing activities	23	(429)	452
Cash provided by financing activities	91	243	(152)
Effect of foreign exchange on cash and cash equivalents	(58)	30	(88)

Net increase in cash and cash equivalents	$68	$182	$(114)

Changes in Cash Flow

During fiscal year 2009, we generated $12 million of cash from operating activities as compared to generating $338 million for fiscal year 2008. The decrease in cash provided by operating activities for fiscal year 2009 as compared to fiscal year 2008 was primarily due to an increase in external development costs, advertising and marketing costs and personnel-related expenses.

For fiscal year 2009, we generated $891 million of cash proceeds from maturities and sales of short-term investments and $89 million in proceeds from sales of common stock through our stock-based compensation plans. Our primary use of cash in non-operating activities consisted of $695 million used to purchase short-term investments, $115 million in capital expenditures and $58 million used for acquisitions.

Short-term investments and marketable equity securities

Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of March 31, 2009, our short-term investments had gross unrealized gains of $4 million, or 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

Marketable equity securities decreased to $365 million as of March 31, 2009, from $729 million as of March 31, 2008. This decrease was due to (1) a $307 million reduction in our unrealized gains and (2) impairment charges of $30 million and $27 million recognized on our Neowiz and The9 common stock investments, respectively.

Receivables, net

Our gross accounts receivable balances were $333 million and $544 million as of March 31, 2009 and 2008, respectively. The decrease in our accounts receivable balance was primarily due to lower sales volumes during the fourth quarter of fiscal year 2009 as compared to the fourth quarter of fiscal year 2008. Reserves for sales returns, pricing allowances and doubtful accounts decreased in absolute dollars from $238 million as of March 31, 2008 to $217 million as of March 31, 2009. As a percentage of trailing nine month net revenue, reserves decreased from 7 percent as of March 31, 2008, to 6 percent as of March 31, 2009. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.

Inventories

Inventories increased to $217 million as of March 31, 2009 from $168 million as of March 31, 2008, primarily as a result of an increase of $47 million of Rock Band and Rock Band 2 inventory.

Other current assets and other assets

Other current assets decreased to $216 million as of March 31, 2009, from $290 million as of March 31, 2008. Other assets decreased to $115 million as of March 31, 2009 from $157 million as of March 31, 2008. Other current assets and other assets combined, decreased by $116 million primarily due to (1) the impairment and subsequent reclassification of an asset classified as an asset held for sale in other current assets to property and equipment, net, in the amount of $48 million and (2) a decrease in prepaid and value-added taxes of $33 million.

Accounts payable

Accounts payable decreased to $152 million as of March 31, 2009, from $182 million as of March 31, 2008, primarily due to the timing of payments related to our inventory purchases.

Accrued and other current liabilities

Our accrued and other current liabilities decreased to $723 million as of March 31, 2009 from $730 million as of March 31, 2008. The $7 million decrease was primarily due to (1) a $44 million decrease in accrued incentive-based compensation and (2) a $23 million decrease in accrued contingent liabilities related to certain of our acquisitions. These decreases were partially offset by (1) an increase of $33 million in our deferred net revenue (other) and (2) a $30 million increase in royalties payable directly associated with the increase in our co-publishing and distribution revenue and inventory.

Deferred income taxes, net

Our net deferred income tax asset position decreased by $229 million as of March 31, 2009 as compared to March 31, 2008 primarily due to the increase in the valuation allowance.

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

On March 13, 2008, we commenced an unsolicited $26.00 per share cash tender offer for all of the outstanding shares of Take-Two, for a total purchase price of approximately $2.1 billion. On May 9, 2008, we received a commitment from certain financial institutions to provide us with up to $1.0 billion of senior unsecured term loan at any time until January 9, 2009, to be used to provide a portion of the funds for the offer and/or merger. On

August 18, 2008, we allowed the tender offer to expire and on September 14, 2008, we announced that we had terminated discussions with Take-Two. On September 26, 2008, pursuant to the terms of the funding, we received a notice from the financial institutions that had committed to provide us with the funding that, in light of our decision not to make a proposal to acquire Take-Two, their commitment to provide the funding had terminated.

The loan financing arrangements supporting our Redwood City headquarters leases, described in the “Off-Balance Sheet Commitments” section below, are scheduled to expire in July 2009. Upon the expiration of the lease financing arrangements, the terms of the leases provide for our purchase of the facilities for a purchase price of approximately $250 million. However, at any time prior to the expiration of the financing, we may re-negotiate the leases and the related financing arrangements or negotiate an alternative financing arrangement.

As of March 31, 2009, approximately $925 million of our cash, cash equivalents, short-term investments and marketable equity securities that was generated from operations was domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

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

In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, and FAPL (Football Association Premier League Limited) (professional soccer); NASCAR (stock car racing); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter); New Line Productions and Saul Zaentz Company (The Lord of the Rings); Red Bear Inc. (John Madden); National Football

League Properties and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); Viacom Consumer Products (The Godfather); ESPN (content in EA SPORTS games); Twentieth Century Fox Licensing and Merchandising (The Simpsons), Hasbro, Inc. (a wide array of Hasbro intellectual properties), and the Estate of Robert Ludlum (Robert Ludlum novels and films). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements, and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below. During the fiscal year 2009, we declined to exercise our option to invest in the Arena Football League.

The following table summarizes our minimum contractual obligations and commercial commitments as of March 31, 2009, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations			Commercial Commitments	Total
Fiscal Year Ending March 31,	Leases(a)	Developer/ Licensor Commitments(b)	Marketing	Letter of Credit, Bank and Other Guarantees

2010	$50	$270	$92	$3	$415
2011	39	263	54	—	356
2012	29	182	42	—	253
2013	21	152	42	—	215
2014	27	13	24	—	64
Thereafter	20	622	131	—	773

Total	$186	$1,502	$385	$3	$2,076

(a)

See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information. Lease commitments include contractual rental commitments of $7 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported on our Consolidated Balance Sheets as of March 31, 2009.

(b)

Developer/licensor commitments include $37 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Consolidated Balance Sheets as of March 31, 2009 because payment is not contingent upon performance by the developer or licensor.

The amounts represented in the table above reflect our minimal cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Consolidated Financial Statements.

In addition to what is included in the table above, as discussed in Note 11 of the Notes to Consolidated Financial Statements, we have adopted the provisions of FIN No. 48. As of March 31, 2009, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $324 million, of which approximately $56 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Related Person Transaction

Prior to becoming Chief Executive Officer of Electronic Arts, John Riccitiello was a Founder and Managing Director of Elevation Partners, L.P., and also served as Chief Executive Officer of VGH, which we acquired in January 2008. At the time of the acquisition, Mr. Riccitiello held an indirect financial interest in VGH resulting from his interest in the entity that controlled Elevation Partners, L.P. and his interest in a limited partner of Elevation Partners, L.P. Elevation Partners, L.P. was a significant stockholder of VGH. As a result of the acquisition, Mr. Riccitiello’s financial returns related to these interests, including returns of deemed capital contributions, were $2.4 million through May 2008 (some of which Mr. Riccitiello could be required to return depending on the performance of the Elevation entities). Mr. Riccitiello has not received any additional payments related to the VGH acquisition to date. However, he could receive up to an additional $1.6 million plus any interest or other amounts earned thereon. This amount could be reduced, however, by a variety of factors, including investment losses of Elevation, if any, as well as certain expenses of Elevation that could offset partnership profits. Upon his separation from Elevation Partners, L.P., Mr. Riccitiello ceased to have any further control or influence over these factors.

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

In February 1995, we entered into a build-to-suit lease (“Phase One Lease”) for our headquarters facilities in Redwood City, California (“Phase One Facilities”). The Phase One Facilities comprise a total of approximately 350,000 square feet and provide space for sales, marketing, administration and research and development functions. The Phase One Lease expires in January 2039, subject to early termination in the event the underlying financing between the lessor and its lenders is not extended or if we chose to exercise our option to purchase the facility.

The lessor has extended its loan financing underlying the Phase One Lease with its lenders on several occasions. The financing currently extends through July 2009. On February 2, 2009, the Phase One Lease was amended to modify the Fixed Charge Coverage Ratio, the Quick Ratio and the Consolidated EBIDTA definitions used in the covenants. Had we not entered into this amendment, which covered the quarter ended December 31, 2008, as well as future quarters, we would have been unable to meet the Fixed Charge Coverage Ratio for such quarter. We were in compliance with each of the other financial covenants.

Upon the expiration of the lease financing arrangement, the terms of the Phase One Lease provide for our purchase of the Phase One Facilities for a purchase price of $132 million. However, at any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement or negotiate an alternative financing arrangement.

We account for the Phase One Lease arrangement as an operating lease in accordance with SFAS No. 13, Accounting for Leases, as amended. In the event that we were to purchase the Phase One Facilities, we would be required to classify the property on our Consolidated Balance Sheet. We would also be required to recognize the depreciation expense for the property, excluding the land.

In December 2000, we entered into a second build-to-suit lease (“Phase Two Lease”) for a five and one-half year term beginning in December 2000 to expand our Redwood City, California, headquarters facilities and develop adjacent property (“Phase Two Facilities”). Construction of the Phase Two Facilities was completed in June 2002. The Phase Two Facilities comprise a total of approximately 310,000 square feet and provide space for sales, marketing, administration and research and development functions. The Phase Two Lease is subject to early termination in the event the underlying financing between the lessor and its lenders is not extended or if we chose to exercise our option to purchase the facility.

The lessor has extended the lease term and its loan financing underlying the Phase Two Lease with its lenders on several occasions. The lease term and loan financing currently extends through July 2009. On February 2, 2009, the Phase Two Lease was amended to modify the Fixed Charge Coverage Ratio, the Quick Ratio and the Consolidated EBIDTA definitions used in the covenants. Had we not entered into this amendment, which covered the quarter ended December 31, 2008, as well as future quarters, we would have been unable to meet the Fixed Charge Coverage Ratio for such quarter. We were in compliance with each of the other financial covenants.

Upon the expiration of the lease financing arrangement, the terms of the Phase Two Lease provide for our purchase of the Phase Two Facilities for a purchase price of $115 million. However, at any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement or negotiate an alternative financing arrangement.

We account for the Phase Two Lease arrangement as an operating lease in accordance with SFAS No. 13, as amended. In the event that we were to purchase the Phase Two Facilities, we would be required to classify the property on our Consolidated Balance Sheet. We would also be required to recognize the depreciation expense for the property, excluding the land.

The two lease agreements with KeyBank National Association described above require us to maintain certain financial covenants. The following table sets forth the amended financial covenants as of February 2, 2009, all of which we were in compliance with as of March 31, 2009.

Financial Covenants	Requirements for the Year Ended March 31, 2009		Actual as of March 31, 2009
Consolidated Net Worth (in millions)	equal to or greater than	$2,430	$3,134
Fixed Charge Coverage Ratio	equal to or greater than	0.60:1.00	0.82:1.00
Total Consolidated Debt to Capital	equal to or less than	60%	7.3%
Quick Ratio	equal to or greater than	3.00:1.00	9.2:1.00

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

In June 2004, we entered into a lease agreement, amended in December 2005, with an independent third party for a studio facility in Orlando, Florida. The lease commenced in January 2005 and expires in June 2010 with one five-year option to extend the lease term. The campus facilities comprise a total of 140,000 square feet and provide space for research and development functions. Our rental obligation over the initial five-and-a-half year term of the lease is $15 million.

In July 2003, we entered into a lease agreement with an independent third party (the “Landlord”) for a studio facility in Los Angeles, California, which commenced in October 2003 and expires in September 2013 with two five-year options to extend the lease term. Additionally, we have options to purchase the property after five and ten years based on the fair market value of the property at the date of sale, a right of first offer to purchase the property upon terms offered by the Landlord, and a right to share in the profits from a sale of the property. Existing campus facilities comprise a total of 243,000 square feet and provide space for research and development functions. Our rental obligation under this agreement is $50 million over the initial ten-year term of the lease. This commitment is offset by expected sublease income of $6 million for a sublease to an affiliate of the Landlord of 18,000 square feet of the Los Angeles facility, which commenced in October 2003 and expires in September 2013.

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

MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates, interest rates and market prices, which have experienced significant volatility in light of the global economic downturn. Market risk is the potential loss arising from changes in market rates and market prices. We employ established policies and practices to manage these risks. Foreign currency option and forward contracts are used to hedge anticipated exposures or mitigate some existing exposures subject to foreign exchange risk as discussed below. While we do not hedge our short-term investment portfolio, we protect our short-term investment portfolio against different market risks, including interest rate risk as discussed below. Our cash and cash equivalents portfolio consist of highly liquid investments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. We also do not currently hedge our market price risk relating to our marketable equity securities and we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Risk

Cash Flow Hedging Activities.    From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in our Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into net revenue or research and development expenses, as appropriate in the period when the forecasted transaction is recorded. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net, in our Consolidated Statements of Operations. Our hedging programs are designed to reduce, but do not entirely eliminate the impact of currency exchange rate movements in revenue and research and development expenses. As of March 31, 2009, we had foreign currency option contracts to purchase approximately $19 million in foreign currency and to sell approximately $65 million of foreign currencies. As of March 31, 2009, these foreign currency option contracts outstanding had a total fair value of $2 million, included in other current assets. As of March 31, 2008, we had foreign currency option contracts to purchase approximately $48 million in foreign currencies and to sell approximately $254 million of foreign currencies. As of March 31, 2008, these foreign currency option contracts outstanding had a total fair value of $5 million, included in other current assets.

Balance Sheet Hedging Activities.    We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts are not designated as hedging instruments under SFAS No. 133 and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our Consolidated Balance Sheets, and gains and losses from changes in fair value are reported in interest and other income, net. The gains and losses on these forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated assets and liabilities, which are also reported in interest and other income, net, in our Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign currency denominated asset or liability, in which case our results will be impacted. As of March 31, 2009, we had foreign currency forward contracts to purchase and sell approximately $63 million in foreign currencies. Of this amount, $53 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $7 million to purchase foreign currencies in exchange for U.S. dollars and $3 million to sell foreign currencies in exchange for British pounds sterling. As of March 31, 2008, we had forward foreign currency contracts to purchase and sell approximately $540 million in foreign currencies. Of this amount, $479 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $48 million to purchase foreign currencies in exchange for U.S. dollars and $13 million to sell foreign currencies in exchange for British pounds sterling. The fair value of our forward contracts was immaterial as of March 31, 2009 and 2008.

The counterparties to these forward and option contracts are creditworthy multinational commercial banks. While we believe the risk of counterparty nonperformance is not material, the disruption in the global financial markets has impacted some of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could affect our ability to secure credit-worthy counterparties for our foreign currency hedging programs.

Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of March 31, 2009, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses in fair value of our option contracts used in cash flow hedging of $1 million in both scenarios. A hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses on our forward contracts used in balance sheet hedging of $6 million and $9 million, respectively, as of March 31, 2009. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. However, because short-term investments mature relatively quickly and are required to be reinvested at the then current market rates, interest income on a portfolio consisting of short-term investments is more subject to market fluctuations than a portfolio of longer term investments. Additionally, the contractual terms of the investments do not permit the issuer to call, prepay or otherwise settle the investments at prices less than the stated par value. Our investments are held for purposes other than trading. Also, we do not use derivative financial instruments in our short-term investment portfolio.

As of March 31, 2009 and 2008, our short-term investments were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of March 31, 2009 and 2008 (in millions):

	As of March 31,
	2009	2008
U.S. Treasury securities	$200	$161
Corporate bonds	131	231
U.S. agency securities	109	266
Commercial paper	79	12
Asset-backed securities	15	64

Total short-term investments	$534	$734

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of March 31, 2009, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 31, 2009	Valuation of Securities Given an Interest Rate Increase of X Basis Points
(In millions)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
U.S. Treasury securities	$205	$203	$201	$200	$198	$196	$194
Corporate bonds	134	133	132	131	130	129	128
U.S. agency securities	111	110	110	109	109	108	108
Commercial paper	80	80	80	79	79	79	79
Asset-backed securities	15	15	15	15	15	15	15

Total short-term investments	$545	$541	$538	$534	$531	$527	$524

The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of March 31, 2008, arising from selected potential changes in interest rates.

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 31, 2008	Valuation of Securities Given an Interest Rate Increase of X Basis Points
(In millions)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
U.S. agency securities	$273	$270	$268	$266	$263	$261	$258
Corporate bonds	235	234	233	231	230	229	227
U.S. Treasury securities	166	164	163	161	160	158	156
Asset-backed securities	64	64	64	64	64	63	63
Commercial paper	12	12	12	12	12	12	12

Total short-term investments	$750	$744	$740	$734	$729	$723	$716

Market Price Risk

The value of our marketable equity securities in publicly traded companies is subject to market price volatility and foreign currency risk for investments denominated in foreign currencies. As of March 31, 2009 and 2008, our marketable equity securities were classified as available-for-sale and, consequently, were recorded in our Consolidated Balance Sheets at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $365 million and $729 million as of March 31, 2009 and March 31, 2008, respectively. In fiscal years 2009 and 2008, we recognized other-than-temporary impairment losses on our marketable equity securities of $57 million and $109 million, respectively.

Our marketable equity securities have been and may continue to be adversely impacted by volatility in the public stock markets. At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of March 31, 2009, arising from changes in market prices plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given an X Percentage Decrease in Each Stock’s Market Price			Fair Value as of March 31, 2009	Valuation of Securities Given an X Percentage Increase in Each Stock’s Market Price
(In millions)	(75%)	(50%)	(25%)		25%	50%	75%
Marketable equity securities	$91	$182	$274	$365	$456	$547	$638

The following table presents hypothetical changes in the fair value of our marketable equity securities as of March 31, 2008, arising from changes in market prices plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given an X Percentage Decrease in Each Stock’s Market Price			Fair Value as of March 31, 2008	Valuation of Securities Given an X Percentage Increase in Each Stock’s Market Price
(In millions)	(75%)	(50%)	(25%)		25%	50%	75%
Marketable equity securities	$182	$365	$547	$729	$911	$1,094	$1,276

Item 8:	Financial Statements and Supplementary Data

Other financial statement schedules have been omitted because the information called for in them is not required or has already been included in either the Consolidated Financial Statements or the notes thereto.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	March 31, 2009	March 31, 2008

ASSETS

Current assets:
Cash and cash equivalents	$1,621	$1,553
Short-term investments	534	734
Marketable equity securities	365	729
Receivables, net of allowances of $217 and $238, respectively	116	306
Inventories	217	168
Deferred income taxes, net	51	145
Other current assets	216	290

Total current assets	3,120	3,925

Property and equipment, net	354	396
Goodwill	807	1,152
Other intangibles, net	221	265
Deferred income taxes, net	61	164
Other assets	115	157

TOTAL ASSETS	$4,678	$6,059

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$152	$182
Accrued and other current liabilities	723	730
Deferred net revenue (packaged goods and digital content)	261	387

Total current liabilities	1,136	1,299

Income tax obligations	268	319
Deferred income taxes, net	42	5
Other liabilities	98	97

Total liabilities	1,544	1,720

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 323 and 318 shares issued and outstanding, respectively	3	3
Paid-in capital	2,142	1,864
Retained earnings	800	1,888
Accumulated other comprehensive income	189	584

Total stockholders’ equity	3,134	4,339

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,678	$6,059

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In millions, except per share data)	2009	2008	2007

Net revenue	$4,212	$3,665	$3,091
Cost of goods sold	2,127	1,805	1,212

Gross profit	2,085	1,860	1,879

Operating expenses:
Marketing and sales	691	588	466
General and administrative	332	339	288
Research and development	1,359	1,145	1,041
Acquired in-process technology	3	138	3
Amortization of intangibles	58	34	27
Certain abandoned acquisition-related costs	21	—	—
Goodwill impairment	368	—	—
Restructuring charges	80	103	15

Total operating expenses	2,912	2,347	1,840

Operating income (loss)	(827)	(487)	39
Losses on strategic investments, net	(62)	(118)	—
Interest and other income, net	34	98	99

Income (loss) before provision for (benefit from) income taxes and minority interest	(855)	(507)	138
Provision for (benefit from) income taxes	233	(53)	66

Income (loss) before minority interest	(1,088)	(454)	72
Minority interest	—	—	4

Net income (loss)	$(1,088)	$(454)	$76

Net income (loss) per share:
Basic	$(3.40)	$(1.45)	$0.25
Diluted	$(3.40)	$(1.45)	$0.24

Number of shares used in computation:
Basic	320	314	308
Diluted	320	314	317

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In millions, share data in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2006	304,994	$3	$1,081	$2,241	$83	$3,408

Cumulative effect of adjustments resulting from the adoption of SAB No. 108	—	—	—	6	—	6

Adjusted balance as of March 31, 2006	304,994	$3	$1,081	$2,247	$83	$3,414

Net income	—	—	—	76	—	76
Change in unrealized gains (losses) on investments, net	—	—	—	—	187	187
Reclassification adjustment for losses (gains) realized on investments, net	—	—	—	—	1	1
Change in unrealized gains (losses) on derivative instruments, net	—	—	—	—	(4)	(4)
Reclassification adjustment for losses (gains) realized on derivative instruments, net	—	—	—	—	4	4
Translation adjustment	—	—	—	—	23	23

Comprehensive income						$287

Issuance of common stock	6,044	—	164	—	—	164
Stock-based compensation	—	—	133	—	—	133
Tax benefit from exercise of stock options	—	—	34	—	—	34

Balances as of March 31, 2007	311,038	$3	$1,412	$2,323	$294	$4,032

Cumulative effect of adjustments resulting from the adoption of FIN No. 48	—	—	14	19	—	33

Adjusted balance as of March 31, 2007	311,038	$3	$1,426	$2,342	$294	$4,065

Net loss	—	—	—	(454)	—	(454)
Change in unrealized gains (losses) on investments, net	—	—	—	—	146	146
Reclassification adjustment for losses (gains) realized on investments, net	—	—	—	—	105	105
Change in unrealized gains (losses) on derivative instruments, net	—	—	—	—	(5)	(5)
Reclassification adjustment for losses (gains) realized on derivative instruments, net	—	—	—	—	2	2
Translation adjustment	—	—	—	—	42	42

Comprehensive loss						$(164)

Issuance of common stock	6,643	—	184	—	—	184
Stock-based compensation	—	—	150	—	—	150
Tax benefit from exercise of stock options	—	—	45	—	—	45
Assumption of stock options in connection with acquisition	—	—	59	—	—	59

Balances as of March 31, 2008	317,681	$3	$1,864	$1,888	$584	$4,339

Net loss	—	—	—	(1,088)	—	(1,088)
Change in unrealized gains (losses) on investments, net	—	—	—	—	(366)	(366)
Reclassification adjustment for losses (gains) realized on investments, net	—	—	—	—	55	55
Change in unrealized gains (losses) on derivative instruments, net	—	—	—	—	14	14
Reclassification adjustment for losses (gains) realized on derivative instruments, net	—	—	—	—	(10)	(10)
Translation adjustment	—	—	—	—	(88)	(88)

Comprehensive loss						$(1,483)

Issuance of common stock	5,161	—	73	—	—	73
Stock-based compensation	—	—	203	—	—	203
Tax benefit from exercise of stock options	—	—	2	—	—	2

Balances as of March 31, 2009	322,842	$3	$2,142	$800	$189	$3,134

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In millions)	2009	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(1,088)	$(454)	$76
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process technology	3	138	3
Depreciation, amortization and accretion, net	198	164	147
Goodwill impairment	368	—	—
Minority interest	—	—	(4)
Net losses on investments and sale of property and equipment	65	111	1
Non-cash restructuring charges	25	56	—
Stock-based compensation	203	150	133
Change in assets and liabilities:
Receivables, net	221	(8)	(18)
Inventories	(49)	(100)	12
Other assets	52	(8)	46
Accounts payable	(26)	22	(10)
Accrued and other liabilities	(56)	72	42
Deferred income taxes, net	222	(160)	(54)
Deferred net revenue (packaged goods and digital content)	(126)	355	23

Net cash provided by operating activities	12	338	397

INVESTING ACTIVITIES
Capital expenditures	(115)	(84)	(176)
Purchase of marketable equity securities and other investments	—	(275)	(1)
Proceeds from maturities and sales of short-term investments	891	2,306	1,315
Purchase of short-term investments	(695)	(1,739)	(1,522)
Loan advance	—	(30)	—
Acquisition of subsidiaries, net of cash acquired	(58)	(607)	(103)

Net cash provided by (used in) investing activities	23	(429)	(487)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	89	192	168
Excess tax benefit from stock-based compensation	2	51	36
Repayment of note assumed in connection with acquisition	—	—	(14)

Net cash provided by financing activities	91	243	190

Effect of foreign exchange on cash and cash equivalents	(58)	30	29

Increase in cash and cash equivalents	68	182	129
Beginning cash and cash equivalents	1,553	1,371	1,242

Ending cash and cash equivalents	1,621	1,553	1,371
Short-term investments	534	734	1,264

Ending cash, cash equivalents and short-term investments	$2,155	$2,287	$2,635

Supplemental cash flow information:
Cash paid during the year for income taxes	$25	$31	$55
Non-cash investing activities:
Change in unrealized gains (losses) on investments, net	$(364)	$154	$188
Assumption of stock options in connection with acquisitions	$—	$59	$—

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We develop, market, publish and distribute video game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, handheld game players (such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™) and wireless devices (such as cellular phones and smart phones including the Apple iPhone). Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter™ and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™, Need for Speed™, Dead Space™ and Pogo™). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., The Godfather® and Harry Potter).

A summary of our significant accounting policies applied in the preparation of our Consolidated Financial Statements follows:

Consolidation

The accompanying Consolidated Financial Statements include the accounts of Electronic Arts Inc. and its wholly- and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2009, 2008 and 2007 contained 52 weeks and ended on March 28, 2009, March 29, 2008 and March 31, 2007, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

Reclassifications

Certain reclassifications have been made to the 2007 and 2008 financial information to conform to the 2009 presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting period. Such estimates include sales returns and allowances, provisions for doubtful accounts, accrued liabilities, service period for deferred net revenue, income taxes, losses on royalty commitments, estimates regarding the recoverability of prepaid royalties, inventories, long-lived assets, acquired in-process technology, certain estimates related to the measurement and recognition of costs resulting from our share-based payment transactions, deferred income tax assets and associated valuation allowance as well as estimates used in our goodwill impairment test. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.

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

Marketable equity securities consist of investments in common stock of publicly traded companies and are accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended.

As of March 31, 2009 and March 31, 2008, short-term investments and marketable equity securities were classified as available-for-sale and stated at fair value. We evaluate our short-term investments and marketable equity securities for impairment, in accordance with SFAS No. 115, as amended. Unrealized gains and losses on our short-term investments and marketable equity securities are recorded to other comprehensive income, net of tax, until either the securities are sold or we determine that the decline in the fair values below their cost basis are other-than-temporary. Realized gains and losses are calculated based on the specific identification method. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the duration that the fair value has been less than the cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Other investments, included in other assets on our Consolidated Balance Sheets, consist principally of non-voting preferred shares in two companies whose common stock is publicly traded and are accounted for under the cost method in accordance with Accounting Principles Board Opinion (“APB”) No. 18, The Equity Method Of Accounting For Investments In Common Stock, as amended. The cost method of accounting is used for investments where we are not able to exercise significant influence over the operating and financing decisions of the investee. We monitor these investments for impairment and make appropriate reductions in the carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of the investees.

Inventories

Inventories consist of materials (including manufacturing royalties paid to console manufacturers), labor and freight-in and are stated at the lower of cost (first-in, first-out method) or market value. We regularly review inventory quantities on-hand and in the retail channel. We write down inventory based on excess or obsolete inventories determined primarily by future anticipated demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand that are inherently difficult to assess. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established basis.

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

Under the provisions of American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize costs associated with customized internal-use software systems that have reached the application development stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees, who are directly associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The net book value of capitalized costs associated with internal-use software amounted to $24 million as of March 31, 2009 and 2008 in each year, and are being depreciated on a straight-line basis over each asset’s estimated useful life, which is generally three years.

Long-Lived Assets

We evaluate long-lived assets and certain identifiable intangibles for impairment, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. This may include assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our Consolidated Balance Sheets to reflect its estimated fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner of our use of the acquired assets or the strategy of our overall business and significant under-performance relative to expected historical or projected future operating results. If we were to consider such assets to be impaired, the amount of impairment we recognize would be measured by the amount by which the carrying amount of the asset exceeds its fair value. We recognized $25 million and $56 million in impairment charges in fiscal years 2009 and 2008, respectively. These charges are included in restructuring charges on our Consolidated Statements of Operations. Impairment charges were insignificant in fiscal year 2007.

Goodwill

We evaluate goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit. The first step measures for impairment by applying fair-value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit.

To determine the fair values of the reporting units used in the first step, we use a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which uses discounted cash flows. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and the determination of appropriate market comparables. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. Our estimates for market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we use to manage the underlying business. Our business consists of developing, marketing and distributing video game software using both established and emerging intellectual properties and our forecasts for emerging intellectual properties are based upon internal estimates and external sources rather than historical information and have an inherently higher risk of accuracy. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable but these assumptions are inherently uncertain and subject to change. Actual future results may differ from those estimates.

We completed the first step of the goodwill impairment testing in the third quarter of fiscal year 2009 and determined that the fair value of our EA Mobile™ reporting unit fell below the carrying value of that reporting unit. As a result, we also conducted the second step in the third quarter of fiscal year 2009 in accordance with SFAS No. 142 and determined that the EA Mobile reporting unit’s goodwill was impaired. During the fiscal year ended March 31, 2009, we recorded a goodwill impairment charge of $368 million related to our EA Mobile reporting unit. We did not recognize any goodwill impairment charges in fiscal years 2008 and 2007.

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between us and our customers are presented on a net basis in our Consolidated Statements of Operations.

Concentration of Credit Risk

We extend credit to various companies in the retail and mass merchandising industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. Invoices are aged based on contractual terms with our customers. The provision for doubtful accounts is recorded as a charge to operating expense when a potential loss is identified. Losses are written off against the allowance when determined to be uncollectible.

Short-term investments are placed with high quality financial institutions or in short-duration, investment-grade securities. We limit the amount of credit exposure in any one financial institution or type of investment instrument.

Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition. We evaluate and recognize revenue when all four of the following criteria are met:

•	Evidence of an arrangement. Evidence of an agreement with the customer that reflects the terms and conditions to deliver products that must be present in order to recognize revenue.

•

Delivery.    Delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have been transferred to the customer. For online game services, delivery is considered to occur as the service is provided. For digital downloads that do not have an online service component, delivery is considered to occur generally when the download is made available.

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

Determining whether and when some of these criteria have been satisfied often involves assumptions and management judgments that can have a significant impact on the timing and amount of revenue we report in each period. For example, for multiple element arrangements, we must make assumptions and judgments in order to (1) determine whether and when each element has been delivered, (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services, (3) determine whether vendor-

specific objective evidence of fair value (“VSOE”) exists for each undelivered element, and (4) allocate the total price among the various elements we must deliver. Changes to any of these assumptions or management judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period. For example, in connection with some of our packaged goods product sales, we offer an online service without an additional fee. Prior to fiscal year 2008, we were able to determine VSOE for the online service to be delivered; therefore, we were able to allocate the total price received from the combined product and online service sale between these two elements and recognize the related revenue separately. However, starting in fiscal year 2008, VSOE no longer existed for the online service to be delivered for certain platforms and all revenue from these transactions is recognized over the estimated online service period. More specifically, starting in fiscal year 2008, we began to recognize the revenue from sales of certain online-enabled packaged goods on a straight-line basis over a six month period beginning in the month after shipment. Accordingly, this relatively small change (from having VSOE for the online service to no longer having VSOE) has had a significant effect on our reported results.

In addition, for some software products we also provide updates or additional content (“digital content”) to be delivered via the Internet that can be used with the original software product. In many cases we separately sell digital content for an additional fee; however some purchased digital content can only be accessed via the Internet (i.e., the consumer never takes possession of the digital content). We account for online transactions in which the consumer does not take possession of the digital content as a service transaction and, accordingly, we recognize the associated revenue over the estimated service period. In other transactions, at the date we sell the software product we have an obligation to provide incremental unspecified digital content in the future without an additional fee. In these cases, we account for the sale of the software product as a multiple element arrangement and recognize the revenue on a straight-line basis over the estimated life of the game.

Determining whether a transaction constitutes an online service transaction or a digital content download of a product requires management judgment and can be difficult. The accounting for these transactions is significantly different. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met). Revenue from an online game service is recognized as the service is rendered. If the service period is not defined, we recognize the revenue over the estimated service period. Determining the estimated service period is inherently subjective and is subject to regular revision based on historical online usage. In addition, determining whether we have an implicit obligation to provide incremental unspecified future digital content without an additional fee for our software products can be difficult.

Product Revenue:    Product revenue, including sales to resellers and distributors (“channel partners”), is recognized when the above criteria are met. We reduce product revenue for estimated future returns, price protection, and other offerings, which may occur with our customers and channel partners.

Shipping and Handling:    In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, we recognize amounts billed to customers for shipping and handling as revenue. Additionally, shipping and handling costs incurred by us are included in cost of goods sold.

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

Software Licenses:    We license software rights to manufacturers of products in related industries (for example, makers of personal computers or computer accessories) to include certain of our products with the manufacturer’s product, or offer our products to consumers who have purchased the manufacturer’s product. We call these combined products “OEM bundles.” These OEM bundles generally require the customer to pay us an upfront nonrefundable fee, which represents the guaranteed minimum royalty amount. Revenue is generally recognized upon delivery of the product master or the first copy. Per-copy royalties on sales that exceed the minimum guarantee are recognized as earned.

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

Advertising Costs

We generally expense advertising costs as incurred, except for production costs associated with media campaigns, which are recognized as prepaid assets (to the extent paid in advance) and expensed at the first run of the advertisement. Cooperative advertising with our channel partners is accrued when revenue is recognized and such amounts are included in marketing and sales expense if there is a separate identifiable benefit for which we can reasonably estimate the fair value of the benefit identified. Otherwise, they are recognized as a reduction of net revenue. We then reimburse the channel partner when qualifying claims are submitted. We sometimes receive reimbursements for advertising costs from our vendors, and such amounts are recognized as a reduction of marketing and sales expense if the advertising (1) is specific to the vendor, (2) represents an identifiable benefit to us, and (3) represents an incremental cost to us. Otherwise, vendor reimbursements are recognized as a reduction of cost of goods sold as the related revenue is recognized. Vendor reimbursements of advertising costs of $31 million, $54 million and $28 million reduced marketing and sales expense for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. For the fiscal years ended March 31, 2009, 2008 and 2007, advertising expense, net of vendor reimbursements, totaled approximately $270 million, $234 million and $163 million, respectively.

Software Development Costs

Research and development costs, which consist primarily of software development costs, are expensed as incurred. SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed, provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under our current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development and testing is complete, which generally includes the development of a working model. The software development costs that have been capitalized to date have been insignificant.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. Upon adoption of SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, we elected to use the modified prospective transition method of adoption. We measure compensation cost for all outstanding unvested stock-based awards made to our employees and directors based on estimated fair values and recognize compensation over the service period for awards expected to vest.

The estimated fair value of stock options and stock purchase rights granted pursuant to our employee stock purchase plan is determined using the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make certain assumptions about the future. Estimation of these equity instruments’ fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes.

Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time.

Changes to our underlying stock price, our assumptions used in the Black-Scholes option valuation calculation and our forfeiture rate, as well as future equity granted or assumed through acquisitions could significantly impact compensation expense to be recognized in fiscal year 2010 and future periods.

Acquired In-Process Technology

The value assigned to acquired in-process technology is determined by identifying those acquired specific in-process research and development projects that would be continued and for which (1) technological feasibility had not been established as of the acquisition date, (2) there is no alternative future use, and (3) the fair value is able to be estimated with reasonable reliability.

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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Net foreign currency transaction gains (losses) of $(49) million, $20 million and $10 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively, are included in interest and other income, net, in our Consolidated Statements of Operations.

Impact of Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007) (“SFAS No. 141(R)”), Business Combinations, which requires the recognition of assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree at the acquisition date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items and includes a substantial number of new disclosure requirements. In April 2009, the FASB issued Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to amend the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141(R) and FSP FAS 141(R)-1 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact FSP FAS 141(R)-1 will have on our Consolidated Financial Statements. The adoption of SFAS No. 141(R) will have a material impact on our Consolidated Financial Statements for material acquisitions consummated on or after March 29, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which establishes new accounting and reporting standards for noncontrolling interests (e.g., minority interests) and for the deconsolidation of a subsidiary. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB ratified EITF’s consensus conclusion on EITF 07-01, Accounting for Collaborative Arrangements. EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. Under this conclusion, a participant to a collaborative arrangement should disclose information about the nature and purpose of its collaborative arrangements, the rights and obligations under the collaborative arrangements, the accounting policy for collaborative arrangements, and the income statement classification and amounts attributable to transactions arising from the collaborative arrangement between participants for each period an income statement is presented. EITF 07-01 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008 and requires retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date. While we have not yet completed our analysis, we do not anticipate the implementation of EITF 07-01 to have a material impact on our Consolidated Financial Statements.

In February 2008, the FASB issued FSP Financial Accounting Standard (“FAS”) FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157, Fair Value Measurements, for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of certain provisions of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. We do not expect the adoption of FSP FAS 157-2 to have a material impact on our Consolidated Financial Statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and early adoption is prohibited. We are currently evaluating the impact FSP FAS 142-3 will have on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the impact FSP FAS 107-1 and ABP 28-1 will have on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities, changes existing guidance for determining whether an impairment is other than temporary to debt securities, replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery, requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner, requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income, and when adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the impact FSP FAS 115-2 and 124-2 will have on our Consolidated Financial Statements.

In April 2009, the SEC issued SAB No. 111, which amends and replaces Topic 5.M. in the SAB Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. SAB No. 111

maintains the staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. We do not expect the adoption of SAB 111 to have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased, and includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. We are currently evaluating the impact FSP FAS 157-4 will have on our Consolidated Financial Statements.

(2)  FAIR VALUE MEASUREMENTS

On April 1, 2008, we adopted SFAS No. 157, except as it applies to the nonfinancial assets and nonfinancial liabilities that are subject to FSP FAS 157-2. These nonfinancial items include assets and liabilities such as a reporting unit measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. SFAS No. 157 establishes a three-tier hierarchy that draws a distinction between market participant assumptions based on (1) observable quoted prices in active markets for identical assets or liabilities (Level 1), (2) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (3) unobservable inputs that require us to use other valuation techniques to determine fair value (Level 3).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2009, our financial assets and liabilities that are measured and recorded at fair value on a recurring basis were as follows (in millions):

	As of March 31, 2009	Fair Value Measurements at Reporting Date Using			Balance Sheet Classification
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$1,069	$1,069	$—	$—	Cash equivalents
Available-for-sale fixed income securities	596	212	384	—	Short-term investments and cash equivalents
Available-for-sale equity securities	365	365	—	—	Marketable equity securities
Deferred compensation plan assets(a)	9	9	—	—	Other assets
Foreign currency derivatives	2	—	2	—	Other current assets

Total assets at fair value	$2,041	$1,655	$386	$—

(a)	There is an offsetting liability for the obligation presented in other liabilities in our Consolidated Balance Sheets.

Our money market funds, available-for-sale fixed income and equity securities, deferred compensation plan assets and foreign currency derivatives are measured and recorded at fair value on a recurring basis.

Available-for-sale fixed income securities categorized as Level 1 consist of U.S. Treasury securities. Available-for-sale fixed income securities categorized as Level 2 include $133 million in corporate bonds, $118 million in U.S. agency securities, $118 million in commercial paper, and $15 million in asset-backed securities.

Deferred compensation plan assets are categorized as Level 1 and consist of various mutual funds.

Our Level 1 financial instruments are valued using quoted prices in active markets for identical instruments. Our Level 2 financial instruments, including derivative instruments, are valued using quoted prices for identical instruments in less active markets or using other observable market inputs for comparable instruments. As of March 31, 2009, we did not have any Level 3 financial instruments that were measured and recorded at fair value on a recurring basis.

Assets Measured at Fair Value on a Nonrecurring Basis

As of March 31, 2009, our financial assets that are measured and recorded at fair value on a nonrecurring basis were as follows (in millions):

	Year Ended March 31, 2009	Fair Value Measurements Using			Total Losses for the Year Ended March 31, 2009
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Other investments	$8	$—	$8	$—	$10

Total assets at fair value	$8	$—	$8	$—	$10

Other investments included in the table above were measured and recorded on a nonrecurring basis using other observable market inputs for comparable instruments. During the year ended March 31, 2009, we measured certain of our other investments at fair value due to various factors, including but not limited to, the extent and duration during which the fair value had been below cost. See Note 3 for information regarding other investments.

(3)  FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

Cash, cash equivalents, receivables, accounts payable and accrued and other liabilities are valued at their carrying amounts as they approximate their fair value due to the short maturity of these financial instruments.

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2009 and 2008 (in millions):

	As of March 31, 2009				As of March 31, 2008
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Cash and cash equivalents:
Cash	$490	$—	$—	$490	$292	$—	$—	$292
Money market funds	1,069	—	—	1,069	1,251	—	—	1,251
Commercial paper	39	—	—	39	7	—	—	7
U.S. Treasury securities	12	—	—	12	—	—	—	—
U.S. agency securities	9	—	—	9	3	—	—	3
Corporate bonds	2	—	—	2	—	—	—	—

Cash and cash equivalents	1,621	—	—	1,621	1,553	—	—	1,553

Short-term investments:
U.S. Treasury securities	198	2	—	200	159	2	—	161
Corporate bonds	130	1	—	131	229	2	—	231
U.S. agency securities	108	1	—	109	262	4	—	266
Commercial paper	79	—	—	79	12	—	—	12
Asset-backed securities	15	—	—	15	63	1	—	64

Short-term investments	530	4	—	534	725	9	—	734

Cash, cash equivalents and short-term investments	$2,151	$4	$—	$2,155	$2,278	$9	$—	$2,287

As of March 31, 2009 and 2008, we had less than $1 million in each year in gross unrealized losses primarily attributable to our corporate bond investments. As of March 31, 2009 and 2008, these gross unrealized loss were primarily in loss positions for less than 12 months.

We periodically evaluate our short-term investments for impairment in accordance with SFAS No. 115. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration and extent that the fair value has been less than the cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent and ability to hold the investments for a period of a time sufficient to allow for any anticipated recovery in market value, as well as any contractual terms impacting the prepayment or settlement process. Based on our review, we do not consider the investments listed above to be other-than-temporarily impaired as of March 31, 2009.

Gross realized losses of $2 million and gross realized gains of $7 million were recognized from the sale of short-term investments for the year ended March 31, 2009. Gross realized losses of $2 million and gross realized gains of $9 million were recognized from the sale of short-term investments for the year ended March 31, 2008. Gross realized losses of $1 million and gross realized gains of less than $1 million were recognized from the sale of short-term investments for the year ended March 31, 2007.

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2009 and 2008 (in millions):

	As of March 31, 2009		As of March 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments excluding asset-backed securities
Due in 1 year or less	$245	$245	$163	$164
Due in 1-2 years	156	159	254	257
Due in 2-3 years	114	115	245	249
Asset-backed securities
Weighted average maturity less than 1 year	15	15	55	56
Weighted average maturity 1-2 years	—	—	8	8

Short-term investments	$530	$534	$725	$734

Asset-backed securities are separately disclosed as they are not due at a single maturity date. Our portfolio only includes asset-backed securities that have weighted-average maturities of three years or less.

Marketable Equity Securities

Our investments in marketable equity securities consist of investments in common stock of publicly traded companies and are accounted for in accordance with SFAS No. 115.

Marketable equity securities consisted of the following (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2009	$175	$190	$—	$365
As of March 31, 2008	$232	$501	$(4)	$729

Based on our review, we do not consider the investments with gross unrealized losses to be other-than-temporarily impaired as of March 31, 2008. We evaluate our investments for impairment quarterly. If we conclude that an investment is other-than-temporarily impaired, we will recognize an impairment charge in income at that time.

In May 2007, we entered into a licensing agreement with and made a strategic equity investment in The9 Limited, a leading online game operator in China. We purchased approximately 15 percent of the outstanding common shares (representing 15 percent of the voting rights at that time) of The9 for approximately $167 million. The licensing agreement gives The9 exclusive publishing rights for EA SPORTS™ FIFA Online 2 in mainland China.

In April 2007, we expanded our commercial agreements with, and made strategic equity investments in, Neowiz Corporation and a related online gaming company, Neowiz Games. We refer to Neowiz Corporation and Neowiz Games collectively as “Neowiz.” Based in Korea, Neowiz is an online media and gaming company with which we partnered in 2006 to launch EA SPORTS FIFA Online in Korea. We purchased 15 percent of the then-outstanding common shares (representing 15 percent of the voting rights at that time) of Neowiz Corporation and 15 percent of the outstanding common shares (representing 15 percent of the voting rights at the time) of Neowiz Games, for approximately $83 million. As discussed below, we also purchased preferred shares of Neowiz, which are classified as other assets on our Consolidated Balance Sheets.

In February 2005, we purchased approximately 19.9 percent of the then-outstanding ordinary shares (representing approximately 18 percent of the voting rights at the time) of Ubisoft Entertainment (“Ubisoft”) for $91 million. As of March 31, 2009 and 2008, we owned approximately 15 percent of the outstanding shares of

Ubisoft (representing approximately 24 percent of the voting rights) in each year. Although we held 24 percent of the voting rights of Ubisoft as of March 31, 2009 and 2008, respectively, we do not account for this investment under the equity method of accounting because we do not have the ability to exercise significant influence over the investee.

During fiscal years 2009 and 2008, we recognized impairment charges of $27 million and $81 million, respectively, on our investment in The9 and $30 million and $28 million, respectively, on our Neowiz common shares. Due to various factors, including but not limited to, the extent and duration during which the market price had been below cost, we concluded the decline in values were other-than-temporary as defined by SFAS No. 115, as amended. Subsequent to the end of fiscal year 2009, due to a change in The9’s business, the fair value of our investment in The9 declined such that as of May 14, 2009 our adjusted cost basis exceeded its market value by approximately $21 million. If the fair value of our investment in The9 does not improve from its current value, we may be required to recognize additional impairment charges. In fiscal year 2009, we received a cash dividend of $5 million from The9, offsetting our $27 million impairment charge. The $57 million and $109 million impairments for the fiscal years ended March 31, 2009 and 2008, respectively, are included in losses on strategic investments, net, on our Consolidated Statements of Operations. We did not recognize any impairment charges in fiscal year 2007.

We did not have any realized gains or losses from the sale of marketable equity securities for the years ended March 31, 2009, 2008 and 2007.

Other Investments Included in Other Assets

Our other investments consist principally of non-voting preferred shares in two companies whose common stock is publicly traded and are accounted for under the cost method as prescribed by APB No. 18, as amended.

In April 2007, we purchased all of the then-outstanding non-voting preferred shares of Neowiz for approximately $27 million and have included it in other assets on our Consolidated Balance Sheets. The preferred shares became convertible at our option into approximately 4 percent of the outstanding voting common shares of Neowiz in April 2008.

During fiscal years 2009 and 2008, we recognized impairment charges of $10 million and $9 million, respectively, on our Neowiz preferred shares. Due to various factors, including but not limited to, the extent and duration during which the fair value had been below cost, we concluded the decline in value was other-than-temporary. The $10 million and $9 million impairments are included in losses on strategic investments, net, on our Consolidated Statements of Operations. We did not recognize any impairment charges in fiscal year 2007.

(4)  DERIVATIVE FINANCIAL INSTRUMENTS

In the fourth quarter of fiscal year 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133, which requires enhanced disclosures about an entity’s derivative and hedging activities, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. We account for our derivative and hedging activities under SFAS No. 133. The assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in other current assets or other current liabilities, respectively, in our Consolidated Balance Sheets. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency option contracts, generally with maturities of 15 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. In addition, we utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of approximately three months or less and are transacted near month-end. At each quarter end, the fair value of the forward contracts generally is not significant. We do not use foreign currency option or foreign currency forward contracts for speculative or trading purposes.

The information on the location and amounts of our derivative instruments that were reported at fair value in our Consolidated Balance Sheet as of March 31, 2009 is as follows (in millions):

Derivative Assets Reported in Other Current Assets(a)
Foreign currency option contracts designated as hedging instruments under SFAS No. 133(b)	$2

(a)

As of March 31, 2009, the fair value of our foreign currency forward contracts not designated as hedging instruments under SFAS No. 133 was immaterial and were reported in accrued and other current liabilities on our Consolidated Balance Sheet.

(b)

See Note 2 for information on our valuation techniques used to estimate the fair value of our derivative instruments and see Note 14 for the net-of-tax amounts of our unrealized gains (losses) on foreign currency option contracts.

Cash Flow Hedging Activities

Our foreign currency option contracts are designated and qualify as cash flow hedges under SFAS No. 133. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression as well as other timing and probability criteria required by SFAS No. 133. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net, in our Consolidated Statements of Operations. The effective portion of hedges recognized in accumulated other comprehensive income at the end of each year will be reclassified to earnings within 12 months. As of March 31, 2009, we had foreign currency option contracts to purchase approximately $19 million in foreign currency and to sell approximately $65 million of foreign currencies. As of March 31, 2009, these foreign currency option contracts outstanding had a total fair value of $2 million, included in other current assets.

The effect of derivative instruments on our Consolidated Statements of Operations for the three months ended March 31, 2009 was as follows (in millions):

	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)(a)
Foreign currency option contracts designated as hedging instruments under SFAS No. 133(b)	Net revenue	$4

(a)

See our Consolidated Statements of Stockholders’ Equity for additional information on the net-of-tax amounts of our realized gains and losses on foreign currency option contracts designated as hedging instruments under SFAS No. 133.

(b)

We had less than $1 million of losses recognized (effective portion) in other comprehensive income on derivatives. See Note 14 for the net-of-tax amounts of our unrealized gains (losses) on foreign currency option contracts designated as hedging instruments under SFAS No. 133. Additionally, we had an immaterial amount in losses recognized (ineffective portion) in interest and other income, net, on our Consolidated Statements of Operations.

Balance Sheet Hedging Activities

Our foreign currency forward contracts are not designated as hedging instruments under SFAS No. 133. Accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are reported in interest and other income, net, in our Consolidated Statements of Operations. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated assets and liabilities, which are also reported in interest and other income, net, in our Consolidated Statements of Operations. As of March 31, 2009, we had foreign currency forward contracts to purchase and sell approximately $63 million in foreign currencies. Of this amount, $53 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $7 million to purchase foreign currencies in exchange for U.S. dollars and $3 million to sell foreign currencies in exchange for British pounds sterling. The fair value of our forward contracts was immaterial as of March 31, 2009.

The effect of derivative instruments on our Consolidated Statements of Operations for the three months ended March 31, 2009, was as follows (in millions):

	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
Foreign currency forward contracts not designated as hedging instruments under SFAS No. 133	Interest and other income, net	$15

(5)  BUSINESS COMBINATIONS

ThreeSF, Inc., Hands-On Mobile Inc. and Other Fiscal 2009 Acquisitions

In May 2008, we acquired ThreeSF, Inc. Based in San Francisco, California, ThreeSF’s Rupture service is an online social network for gamers. Separately, in May 2008, we acquired certain assets of Hands-On Mobile Inc. and its affiliates relating to its Korean Mobile games business based in Seoul, Korea. These business combinations were completed for total cash consideration of approximately $45 million, including transaction costs. During the three months ended December 31, 2008, we completed two additional acquisitions for total cash consideration of approximately $18 million, including transaction costs. These acquisitions were not material to our Consolidated Balance Sheets and Statements of Operations. The results of operations and the estimated fair value of the acquired assets and assumed liabilities have been included in our Consolidated Financial Statements since the date of the acquisitions. See Note 6 for information regarding goodwill and other intangible assets.

VG Holding Corp.

On January 4, 2008, we acquired all of the outstanding shares of VG Holding Corp. (“VGH”), owner of both BioWare Corp. and Pandemic Studios, LLC, which create action, adventure and role-playing games. BioWare and Pandemic Studios are located in Edmonton, Canada; Los Angeles, California; and Austin, Texas. This acquisition positions us for further growth in role-playing, action and adventure genres. We paid approximately $2 per share to the stockholders of VGH and assumed all outstanding stock options for an aggregate purchase price of $682 million, including transaction costs. Separate from the purchase price and prior to January 4, 2008, we loaned VGH $30 million. The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of March 31, 2008, in connection with our acquisition of VGH during the fiscal year ended March 31, 2008 (in millions):

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

Except for acquired in-process technology, which is discussed below, acquired finite-lived intangible assets are being amortized on a straight-line basis over their estimated lives ranging from three to five years. The intangible assets that make up that amount as of the date of the acquisition include:

	Gross Carrying Amount (in millions)	Weighted-Average Useful Life (in years)
Developed and Core Technology	$51	4
Trade Names and Trademarks	41	5
Other Intangibles	22	3

Total Finite-Lived Intangibles	$114	4

Approximately $47 million of the goodwill recognized upon acquisition is deductible for tax purposes.

In connection with our acquisition of VGH, we incurred acquired in-process technology charges of $138 million in relation to game software that had not reached technical feasibility as of the date of acquisition. The fair value of VGH’s products under development was determined using the income approach, which discounts expected future cash flows from the acquired in-process technology to present value. The discount rates used in the present value calculations were derived from a weighted average cost of capital of 17 percent. Should the in-process software not be successfully completed, completed at a higher cost, or the development efforts go beyond the timeframe estimated by management, we will not receive the full benefits anticipated from the acquisition. Benefits from the development efforts began to be received in fiscal year 2009 and the development efforts are expected to be completed in fiscal year 2011.

The following table sets forth the estimated percent completion, the estimated cost to complete, and the value assigned to each project we acquired that was included in in-process research and development (in millions):

Project	Estimated Percent Completion	Estimated Cost to Complete	Value Assigned
A	22%	$103	$30
B	14%	62	10
C	76%	8	26
D	51%	68	72

			$138

Project D is an aggregation of projects each with less than $30 million in total costs.

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

Digital Illusions C.E.

The following table summarizes the estimated fair values of the remaining minority interest acquired during the fiscal year ended March 31, 2007 and the fair values of assets acquired and liabilities assumed for the fiscal years ended March 31, 2006 and 2005, in connection with the acquisition of Digital Illusions C.E. (“DICE”) (in millions):

	Year Ended March 31,			Total
	2007	2006	2005
Current assets	$—	$—	$35	$35
Property and equipment, net	—	1	1	2
Acquired in-process technology	1	—	4	5
Goodwill	19	5	31	55
Finite-lived intangibles	3	1	1	5
Liabilities	—	—	(9)	(9)
Minority interest	8	3	(11)	—

Total purchase price	$31	$10	$52	$93

Based in Sweden, DICE develops games for PCs and video game consoles. This acquisition positioned us for further growth in the PC and video game console market. In 2003 we acquired (1) approximately 1,911,403 shares of Class B common stock representing a 19 percent equity interest in DICE, and (2) a warrant to acquire an additional 2,327,602 shares of to-be-issued Class A common stock at an exercise price of SEK 43.23. Prior to our tender offer in the fourth quarter of fiscal year 2005, we accounted for our Class B common stock investment in DICE under the equity method of accounting, as prescribed by APB No. 18, as amended. Separately, the warrant was recognized at a cost of $5 million as of March 31, 2006 and was included in other assets in our Consolidated Balance Sheets.

On January 27, 2005, we completed a tender offer for 3,235,053 shares of Class A common stock at a price of SEK 61 per share, representing 32 percent of the outstanding Class A common stock of DICE. During the tender offer period and through the end of fiscal 2005, we acquired, through open market purchases at an average price of SEK 60.33, an additional 1,190,658 shares of Class A common stock, representing approximately 12 percent of the outstanding Class A common stock of DICE. During the first three months and last two weeks of fiscal year 2006, we acquired through open market purchases at an average price of SEK 63.07, an additional 1,071,152 shares of Class A common stock, representing approximately 10 percent of the outstanding Class A common stock of DICE. Accordingly, on a cumulative basis as of March 31, 2006, we owned approximately 73 percent of DICE on an undiluted basis (excluding the warrant discussed above). As a result, we have included the assets, liabilities and results of operations of DICE in our Consolidated Financial Statements since January 27, 2005. The percent of DICE stock that we did not own was reflected as minority interest on our Consolidated Financial Statements from January 27, 2005 until the acquisition date of the remaining minority interest in October 2006. At the time, DICE’s products were primarily sold through co-publishing agreements with us and our transactions with DICE were recorded on an arm’s-length basis.

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

Except for acquired in-process technology, which is discussed below, acquired finite-lived intangible assets are being amortized on a straight-line basis over their estimated lives ranging from one to four years. The intangible assets that make up that amount include:

	Gross Carrying Amount (in millions)	Weighted-Average Useful Life (in years)
Developed and Core Technology	$3	2
Trade Name	2	4

Total Finite-Lived Intangibles	$5	3

None of the goodwill recognized upon acquisition is deductible for tax purposes.

The acquired in-process technology was expensed in our Consolidated Statements of Operations upon consummation of the acquisition, and in each period we increased our ownership percentage.

Mythic Entertainment, Inc.

On July 24, 2006, we acquired all outstanding shares of Mythic Entertainment, Inc. for an aggregate purchase price of $76 million in cash, including transaction costs. Based in Fairfax, Virginia, Mythic is a developer and publisher of massively multiplayer online role-playing games. This acquisition positioned us for further growth in the massively multiplayer online role-playing games market. The results of operations of Mythic and the estimated fair market values of the acquired assets and assumed liabilities have been included in our Consolidated Financial Statements since the date of acquisition. The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of March 31, 2007, in connection with our acquisition of Mythic during the fiscal year ended March 31, 2007 (in millions):

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

Except for acquired in-process technology, which is discussed below, acquired finite-lived intangible assets are being amortized on a straight-line basis over their estimated lives ranging from three to five years. The intangible assets that make up that amount as of the date of the acquisition include:

	Gross Carrying Amount (in millions)	Weighted-Average Useful Life (in years)
Developed and Core Technology	$15	4
Trade Name	6	5
Subscribers and Other Intangibles	1	5

Total Finite-Lived Intangibles	$22	4

None of the goodwill recognized upon acquisition is deductible for tax purposes. We expensed $2 million of acquired in-process technology in our Consolidated Statements of Operations upon consummation of the acquisition.

(6)  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in millions):

	As of March 31, 2008	Goodwill Acquired	Impairment	Effects of Foreign Currency Translation	As of March 31, 2009
Label Segment	$662	$16	$—	$(11)	$667
EA Mobile Segment	490	20	(368)	(2)	140

Total	$1,152	$36	$(368)	$(13)	$807

Under SFAS No. 142, purchased goodwill and indefinite-lived intangibles are not amortized. Rather, goodwill and indefinite-lived intangible asset are subject to at least an annual assessment for impairment by applying a fair-value-based test.

SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit annually, or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. Our reporting units are determined by the components of our operating segments that constitute a business for which both (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. The fair values of the reporting units are estimated using a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which uses discounted cash flows.

Adverse economic conditions, including the decline in our market capitalization and our expected financial performance, indicated that a potential impairment of goodwill existed during the third quarter of the fiscal year ended March 31, 2009. As a result, we completed the first step of the goodwill impairment testing in that quarter and determined that the fair value of our EA Mobile reporting unit fell below the carrying value of that reporting unit. As a result, we conducted the second step in accordance with SFAS No. 142 and determined that the EA Mobile reporting unit’s goodwill was impaired. The fair value of the EA Mobile reporting unit was determined using the income approach. Substantially all of our goodwill associated with our EA Mobile reporting unit was derived from our acquisition of JAMDAT Mobile Inc. in February 2006. During the fiscal year ended March 31, 2009, we recognized a goodwill impairment charge of $368 million related to our EA Mobile reporting unit. During the fourth quarter of fiscal year 2009, we completed the first step of our annual goodwill impairment test and found no indicators of impairment. See Note 18 for information regarding our segment information.

Finite-lived intangible assets, net of accumulated amortization, as of March 31, 2009 and 2008, were $221 million and $265 million, respectively, and include costs for obtaining (1) developed and core technologies, (2) carrier contracts and related, (3) trade names, and (4) subscribers and other intangibles. Amortization of intangibles for fiscal years 2009, 2008 and 2007 was $72 million (of which $14 million was recognized in cost of goods sold), $60 million (of which $26 million was recognized in cost of goods sold) and $54 million (of which $27 million was recognized in cost of goods sold), respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to fifteen years. As of March 31, 2009 and 2008, the weighted-average remaining useful life for finite-lived intangible assets was approximately 6.0 years and 5.2 years, respectively.

Finite-lived intangibles consisted of the following (in millions):

	As of March 31, 2009			As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Developed and Core Technology	$249	$(128)	$121	$234	$(95)	$139
Trade Name	86	(43)	43	86	(30)	56
Carrier Contracts and Related	85	(51)	34	85	(36)	49
Subscribers and Other Intangibles	51	(28)	23	38	(17)	21

Total	$471	$(250)	$221	$443	$(178)	$265

As of March 31, 2009, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2010	$56
2011	51
2012	36
2013	21
2014	14
Thereafter	43

Total	$221

(7)  RESTRUCTURING CHARGES

Restructuring information was as follows (in millions):

	Fiscal 2009 Restructuring			Fiscal 2008 Reorganization			Other Restructurings			Total
	Workforce	Facilities- related	Other	Workforce	Facilities- related	Other	Workforce	Facilities- related	Other
Balances as of March 31, 2006	$—	$—	$—	$—	$—	$—	$4	$15	$2	$21
Charges to operations	—	—	—	—	—	—	10	1	4	15
Charges settled in cash	—	—	—	—	—	—	(14)	(7)	(5)	(26)

Balances as of March 31, 2007	—	—	—	—	—	—	—	9	1	10
Charges to operations	—	—	—	12	58	27	6	—	—	103
Charges settled in cash	—	—	—	(11)	(3)	(22)	(6)	—	(1)	(43)
Charges settled in non-cash	—	—	—	—	(55)	(1)	—	—	—	(56)

Balances as of March 31, 2008	—	—	—	1	—	4	—	9	—	14
Charges to operations	32	7	2	—	22	12	4	1	—	80
Charges settled in cash	(24)	(1)	—	(1)	—	(13)	(4)	(3)	—	(46)
Charges settled in non-cash	—	(1)	(2)	—	(22)	—	—	—	—	(25)

Balances as of March 31, 2009	$8	$5	$—	$—	$—	$3	$—	$7	$—	$23

Fiscal 2009 Restructuring

In fiscal year 2009, we announced details of a cost reduction plan as a result of our performance combined with the current economic environment. This plan includes a narrowing of our product portfolio, a reduction in our worldwide workforce of approximately 11 percent, or 1,100 employees, the closure of 10 facilities, and reductions in other variable costs and capital expenditures.

Since the inception of the fiscal 2009 restructuring plan through March 31, 2009, we have incurred charges of approximately $41 million, of which (1) $32 million were for employee-related expenses, (2) $7 million related to the closure of certain of our facilities, and (3) $2 million related to asset impairments. The restructuring accrual of $13 million as of March 31, 2009 related to our fiscal 2009 restructuring is expected to be settled by September 2016. This accrual is included in other accrued expenses presented in Note 9 of the Notes to Consolidated Financial Statements.

In fiscal year 2010, we anticipate incurring between $15 million and $20 million of restructuring charges related to the fiscal 2009 restructuring. Overall, including charges incurred through March 31, 2009, we expect to incur cash and non-cash charges between $55 million and $60 million by March 2010. These charges will consist primarily of employee-related costs (approximately $35 million), facility exit costs (approximately $25 million), as well as other costs including asset impairment costs (approximately $5 million).

Fiscal 2008 Reorganization

In June 2007, we announced a plan to reorganize our business into several new divisions including, at the time four new “Labels”: EA SPORTS™, EA Games, EA Casual Entertainment and The Sims in order to streamline decision-making, improve global focus, and speed new ideas to market. In October 2007, our Board of Directors approved a plan of reorganization (“fiscal 2008 reorganization plan”) in connection with the reorganization of our business into four new Labels. During fiscal year 2009, we consolidated and reorganized two of our Labels. As a result, we have three Labels, EA SPORTS, EA Games and EA Play, as well as a new organization, EA Interactive, which reports into our Publishing business. Each Label, as well as EA Interactive, operates with dedicated studio and product marketing teams focused on consumer-driven priorities.

Since the inception of the fiscal 2008 reorganization plan through March 31, 2009, we have incurred charges of approximately $131 million, of which (1) $12 million were for employee-related expenses, (2) $80 million related to the closure of our Chertsey, England and Chicago, Illinois facilities, which included asset impairment and lease termination costs, and (3) $39 million related to other costs including other contract terminations, as well as IT and consulting costs to assist in the reorganization of our business support functions. During fiscal year 2008, we completed the closure of our Chertsey facility and consolidated our Chertsey operations and employees into our Guildford, England facility. The restructuring accrual of $3 million as of March 2009 related to our fiscal 2008 reorganization is expected to be settled by March 2010. This accrual is included in other accrued expenses presented in Note 9 of the Notes to Consolidated Financial Statements. In addition, over the next six months, we expect to incur IT and consulting costs in connection with the reorganization of our business support functions.

During fiscal year 2008, we commenced marketing our facility in Chertsey, England for sale and reclassified the estimated fair value of the Chertsey facility from property and equipment, net, to other current assets as an asset held for sale on our Consolidated Balance Sheets. Our reorganization charges include $72 million to write our Chertsey facility down to its estimated fair value (less costs to sell the property), $22 million of which was recognized in the fiscal year ended March 31, 2009. Although we continue to market our facility in Chertsey, England for sale, for accounting purposes, based on current market conditions, we have reclassified the estimated fair value of the Chertsey facility from other current assets as an asset held for sale back to property and equipment, net, on our Consolidated Balance Sheets as of March 31, 2009 and have resumed recognizing the depreciation expense for the facility.

In fiscal year 2010, we anticipate incurring between $5 million and $10 million of restructuring charges related to the fiscal 2008 reorganization. Overall, including charges incurred through March 31, 2009, we expect to incur cash and non-cash charges between $135 million and $140 million by March 2010. These charges will consist primarily of employee-related costs (approximately $12 million), facility exit costs (approximately $80 million), as well as other reorganization costs including other contract terminations and IT and consulting costs to assist in the reorganization of our business support functions (approximately $45 million).

Other Restructurings

We also engaged in various other restructurings based on management decisions. From April 1, 2006 through March 31, 2009, $40 million in cash had been paid out under these restructuring plans.

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

Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of March 31, 2009 and 2008, approximately $37 million and $10 million, respectively, of minimum guaranteed royalty obligations had been recognized and are included in the royalty-related assets and liabilities tables below.

Each quarter, we also evaluate the future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment based on the provisions of SFAS No. 144 (i.e., on an undiscounted cash flow basis when impairment indicators exist). Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated consistent with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. During fiscal years 2009 and 2008, we recognized loss charges of $43 million and loss and impairment charges of $4 million, respectively, related to our royalty agreements. We had no loss or impairment charges during fiscal year 2007. The loss charges in fiscal year 2009 primarily relate to an amendment of a licensor agreement in which we terminated certain rights we previously had to use the licensor’s intellectual property.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of March 31,
	2009	2008
Other current assets	$74	$54
Other assets	47	62

Royalty-related assets	$121	$116

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

	As of March 31,
	2009	2008
Accrued and other current liabilities	$237	$200
Other liabilities	29	3

Royalty-related liabilities	$266	$203

In addition, as of March 31, 2009, we were committed to pay approximately $1,465 million to content licensors and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Consolidated Financial Statements. See Note 10 of the Notes to Consolidated Financial Statements.

(9)  BALANCE SHEET DETAILS

Inventories

Inventories as of March 31, 2009 and 2008 consisted of (in millions):

	As of March 31,
	2009	2008
Raw materials and work in process	$7	$4
In-transit inventory	9	43
Finished goods	201	121

Inventories	$217	$168

Property and Equipment, Net

Property and equipment, net, as of March 31, 2009 and 2008 consisted of (in millions):

	As of March 31,
	2009	2008
Computer equipment and software	$663	$643
Buildings	143	151
Leasehold improvements	125	131
Office equipment, furniture and fixtures	63	77
Land	11	11
Warehouse equipment and other	14	11
Construction in progress	16	14

	1,035	1,038
Less accumulated depreciation	(681)	(642)

Property and equipment, net	$354	$396

In December 2007, we commenced marketing our facility in Chertsey, England for sale. Therefore, as of March 31, 2008, we reclassified the estimated fair value of the Chertsey facility from property and equipment, net, to other current assets as an asset held for sale on our Consolidated Balance Sheet. As of March 31, 2009, although we continue to market our facility in Chertsey, England for sale, for accounting purposes, based on current market conditions, we have reclassified the estimated fair value of the Chertsey facility from other current assets as an asset held for sale back to property and equipment, net, on our Consolidated Balance Sheets.

Depreciation expense associated with property and equipment amounted to $117 million, $126 million and $113 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities as of March 31, 2009 and 2008 consisted of (in millions):

	As of March 31,
	2009	2008
Accrued royalties	$237	$200
Other accrued expenses	237	268
Accrued compensation and benefits	142	189
Deferred net revenue (other)	107	73

Accrued and other current liabilities	$723	$730

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements and other revenue for which revenue recognition criteria has not been met.

Deferred Net Revenue (Packaged Goods and Digital Content)

Deferred net revenue (packaged goods and digital content) was $261 million as of March 31, 2009 and $387 million as of March 31, 2008. Deferred net revenue (packaged goods and digital content) includes the deferral of (1) the total net revenue from bundle sales of certain online-enabled packaged goods and digital content for which either we do not have VSOE for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) revenue from certain packaged goods sales of massively-multiplayer online role-playing games, and (3) revenue from the sale of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions.” We recognize revenue from sales of online-enabled packaged goods and digital content for which we do not have VSOE for the online service that we provided in connection with the sale and the obligation we had to deliver incremental unspecified digital content in the future without an additional fee on a straight-line basis over an estimated six month period beginning in the month after shipment. However, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

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

In February 1995, we entered into a build-to-suit lease (“Phase One Lease”) for our headquarters facilities in Redwood City, California (“Phase One Facilities”). The Phase One Facilities comprise a total of approximately 350,000 square feet and provide space for sales, marketing, administration and research and development functions. The Phase One Lease expires in January 2039, subject to early termination in the event the underlying financing between the lessor and its lenders is not extended or if we chose to exercise our option to purchase the facility.

The lessor has extended its loan financing underlying the Phase One Lease with its lenders on several occasions. The financing currently extends through July 2009. On February 2, 2009, the Phase One Lease was amended to modify the Fixed Charge Coverage Ratio, the Quick Ratio and the Consolidated EBIDTA definitions used in the covenants. Had we not entered into this amendment, which covered the quarter ended December 31, 2008, as well as future quarters, we would have been unable to meet the Fixed Charge Coverage Ratio for such quarter. We were in compliance with each of the other financial covenants.

Upon the expiration of the lease financing arrangement, the terms of the Phase One Lease provide for our purchase of the Phase One Facilities for a purchase price of $132 million. However, at any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement or negotiate an alternative financing arrangement.

We account for the Phase One Lease arrangement as an operating lease in accordance with SFAS No. 13, Accounting for Leases, as amended. In the event that we were to purchase the Phase One Facilities, we would be required to classify the property on our Consolidated Balance Sheet. We would also be required to recognize the depreciation expense for the property, excluding the land.

In December 2000, we entered into a second build-to-suit lease (“Phase Two Lease”) for a five and one-half year term beginning in December 2000 to expand our Redwood City, California, headquarters facilities and develop adjacent property (“Phase Two Facilities”). Construction of the Phase Two Facilities was completed in June 2002. The Phase Two Facilities comprise a total of approximately 310,000 square feet and provide space for sales, marketing, administration and research and development functions. The Phase Two Lease is subject to early termination in the event the underlying financing between the lessor and its lenders is not extended or if we chose to exercise our option to purchase the facility.

The lessor has extended the lease term and its loan financing underlying the Phase Two Lease with its lenders on several occasions. The lease term and loan financing currently extends through July 2009. On February 2, 2009, the Phase Two Lease was amended to modify the Fixed Charge Coverage Ratio, the Quick Ratio and the Consolidated EBIDTA definitions used in the covenants. Had we not entered into this amendment, which covered the quarter ended December 31, 2008, as well as future quarters, we would have been unable to meet the Fixed Charge Coverage Ratio for such quarter. We were in compliance with each of the other financial covenants.

Upon the expiration of the lease financing arrangement, the terms of the Phase Two Lease provide for our purchase of the Phase Two Facilities for a purchase price of $115 million. However, at any time prior to the expiration of the financing in July 2009, we may re-negotiate the lease and the related financing arrangement or negotiate an alternative financing arrangement.

We account for the Phase Two Lease arrangement as an operating lease in accordance with SFAS No. 13, as amended. In the event that we were to purchase the Phase Two Facilities, we would be required to classify the property on our Consolidated Balance Sheet. We would also be required to recognize the depreciation expense for the property, excluding the land.

The two lease agreements described above require us to maintain certain financial covenants. The following table sets forth the financial covenants, all of which we were in compliance with as of March 31, 2009.

Financial Covenants	Requirements for the Year Ended March 31, 2009		Actual as of March 31, 2009
Consolidated Net Worth (in millions)	equal to or greater than	$2,430	$3,134
Fixed Charge Coverage Ratio	equal to or greater than	0.60:1.00	0.82:1.00
Total Consolidated Debt to Capital	equal to or less than	60%	7.3%
Quick Ratio	equal to or greater than	3.00:1.00	9.2:1.00

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

In June 2004, we entered into a lease agreement, amended in December 2005, with an independent third party for a studio facility in Orlando, Florida. The lease commenced in January 2005 and expires in June 2010 with one five-year option to extend the lease term. The campus facilities comprise a total of 140,000 square feet and provide space for research and development functions. Our rental obligation over the initial five-and-a-half year term of the lease is $15 million.

In July 2003, we entered into a lease agreement with an independent third party (the “Landlord”) for a studio facility in Los Angeles, California, which commenced in October 2003 and expires in September 2013 with two five-year options to extend the lease term. Additionally, we have options to purchase the property after five and ten years based on the fair market value of the property at the date of sale, a right of first offer to purchase the property upon terms offered by the Landlord, and a right to share in the profits from a sale of the property. Existing campus facilities comprise a total of 243,000 square feet and provide space for research and development functions. Our rental obligation under this agreement is $50 million over the initial ten-year term of the lease. This commitment is offset by expected sublease income of $6 million for a sublease to an affiliate of the Landlord of 18,000 square feet of the Los Angeles facility, which commenced in October 2003 and expires in September 2013.

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

In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, and FAPL (Football Association Premier League Limited) (professional soccer); NASCAR (stock car racing); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter); New Line Productions and Saul Zaentz Company (The Lord of the Rings); Red Bear Inc. (John Madden); National Football League Properties and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); Viacom Consumer Products (The Godfather); ESPN (content in EA SPORTS games); Twentieth Century Fox Licensing and Merchandising (The Simpsons), Hasbro, Inc. (a wide array of Hasbro intellectual properties), and the Estate of Robert Ludlum (Robert Ludlum novels and films). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements, and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below. During the fiscal year 2009, we declined to exercise our option to invest in the Arena Football League.

The following table summarizes our minimum contractual obligations and commercial commitments as of March 31, 2009 (in millions):

	Contractual Obligations			Commercial Commitments	Total
Fiscal Year Ending March 31,	Leases(a)	Developer/ Licensor Commitments(b)	Marketing	Letter of Credit, Bank and Other Guarantees
2010	$50	$270	$92	$3	$415
2011	39	263	54	—	356
2012	29	182	42	—	253
2013	21	152	42	—	215
2014	27	13	24	—	64
Thereafter	20	622	131	—	773

Total	$186	$1,502	$385	$3	$2,076

(a)

Lease commitments include contractual rental commitments of $7 million under real estate leases for unutilized office space resulting from our restructuring activities. These amounts, net of estimated future sub-lease income, were expensed in the periods of the related restructuring and are included in our accrued and other current liabilities reported on our Consolidated Balance Sheet as of March 31, 2009.

(b)

Developer/licensor commitments include $37 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Consolidated Balance Sheet as of March 31, 2009 because payment is not contingent upon performance by the developer or licensor.

The amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Consolidated Financial Statements.

In addition to what is included in the table above, as discussed in Note 11 of the Notes to Consolidated Financial Statements, we have adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. As of March 31, 2009, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $324 million, of which approximately $56 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Total rent expense for all operating leases was $98 million, $94 million and $88 million, for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our consolidated financial position or results of operations.

(11)  INCOME TAXES

The components of our income (loss) before provision for (benefit from) income taxes and minority interest for the fiscal years ended March 31, 2009, 2008 and 2007 are as follows (in millions):

	Year Ended March 31,
	2009	2008	2007
Domestic	$(670)	$(353)	$31
Foreign	(185)	(154)	107

Income (loss) before provision for (benefit from) income taxes and minority interest	$(855)	$(507)	$138

Provision for (benefit from) income taxes for the fiscal years ended March 31, 2009, 2008 and 2007 consisted of (in millions):

	Current	Deferred	Total
Year Ended March 31, 2009
Federal	$(15)	$161	$146
State	(2)	76	74
Foreign	26	(13)	13

	$9	$224	$233

Year Ended March 31, 2008
Federal	$(28)	$(43)	$(71)
State	(1)	(21)	(22)
Foreign	46	(6)	40

	$17	$(70)	$(53)

Year Ended March 31, 2007
Federal	$98	$(31)	$67
State	4	(22)	(18)
Foreign	14	3	17

	$116	$(50)	$66

The differences between the statutory tax expense (benefit) rate and our effective tax expense (benefit) rate, expressed as a percentage of income (loss) before provision for (benefit from) income taxes and minority interest, for the years ended March 31, 2009, 2008 and 2007 were as follows:

	Year Ended March 31,
	2009	2008	2007
Statutory federal tax expense (benefit) rate	(35.0%)	(35.0%)	35.0%
State taxes, net of federal benefit	(2.1%)	(2.7%)	(0.7%)
Differences between statutory rate and foreign effective tax rate	2.6%	1.9%	(8.6%)
Valuation allowance	42.8%	—	0.7%
Research and development credits	(1.6%)	(1.5%)	(3.0%)
Non-deductible acquisition-related costs and tax expense from integration restructurings	—	9.5%	7.2%
Non-deductible goodwill impairment	13.6%	—	—
Non-deductible losses on strategic investments	2.6%	8.2%	—
Loss on facility impairment	0.6%	3.5%	—
Non-deductible stock-based compensation	3.7%	5.5%	15.5%
Other	—	0.3%	2.1%

Effective tax expense (benefit) rate	27.2%	(10.3%)	48.2%

Undistributed earnings of our foreign subsidiaries amounted to approximately $1.1 billion as of March 31, 2009. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The components of the deferred tax assets, net, as of March 31, 2009 and 2008 consisted of (in millions):

	As of March 31,
	2009	2008
Deferred tax assets:
Accruals, reserves and other expenses	$140	$187
Tax credit carryforwards	183	109
Stock-based compensation	69	50
Amortization	14	—
Net operating loss & capital loss carryforwards	129	78

Total	535	424
Valuation allowance	(384)	(22)

Deferred tax asset net of valuation allowance	151	402

Deferred tax liabilities:
Depreciation	(20)	(41)
Amortization	—	(20)
State effect on federal taxes	(47)	(34)
Unrealized gain on marketable equity securities	(3)	(3)
Prepaids and other liabilities	(11)	(5)

Total	(81)	(103)

Deferred tax asset, net	$70	$299

The valuation allowance increased by $362 million in fiscal year 2009, primarily due to the increase in the valuation allowance on U.S. deferred tax assets.

As of March 31, 2009, we have federal net operating loss (“NOL”) carry forwards of approximately $278 million of which approximately $150 million is attributable to various acquired companies. These acquired net operating loss carry forwards are subject to an annual limitation under Internal Revenue Code Section 382. The federal NOL, if not fully realized, will begin to expire 2026. Furthermore, we have state net loss carry forwards of approximately $338 million of which approximately $118 million is attributable to various acquired companies. The state NOL, if not fully realized, will begin to expire 2016. We also have U.S. federal, California and Canada tax credit carry forwards of $82 million, $80 million and $19 million, respectively. The U.S. federal tax credit carry forwards will begin to expire 2010. The California and Canada tax credit carry forwards can be carried forward indefinitely.

In February 2006, the FASB issued FIN No. 48 that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. We adopted FIN No. 48 on April 1, 2007, and recognized the cumulative effect of a change in accounting principle by recognizing a decrease in the liability for unrecognized tax benefits of $18 million, with a corresponding increase to beginning retained earnings. We also recognized an additional decrease in the liability for unrecognized tax benefits of $14 million with a corresponding increase in beginning paid-in capital related to the tax benefits of employee stock options. In our second quarter of fiscal year 2008, we increased the beginning retained earnings by approximately $1 million to reflect an immaterial revision to the cumulative effect of the adoption of FIN No. 48.

The total liability for gross unrecognized tax benefits included in our Consolidated Balance Sheet as of March 31, 2008 was $312 million. The liability for gross unrecognized tax benefits decreased by approximately $34 million during the current year to a total liability as of March 31, 2009 of $278 million. Of these amounts, $56 million of liabilities would be offset by prior cash deposits to tax authorities for issues pending resolution. A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):

Balance as of April 1, 2007	$283
Increases in unrecognized tax benefits related to prior year tax positions	10
Decreases in unrecognized tax benefits related to prior year tax positions	(9)
Increases in unrecognized tax benefits related to current year tax positions	23
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(2)
Changes in unrecognized tax benefits due to foreign currency translation	7

Balance as of March 31, 2008	$312

Increases in unrecognized tax benefits related to prior year tax positions	21
Decreases in unrecognized tax benefits related to prior year tax positions	(24)
Increases in unrecognized tax benefits related to current year tax positions	36
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(13)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(29)
Changes in unrecognized tax benefits due to foreign currency translation	(25)

Balance as of March 31, 2009	$278

A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of March 31, 2009, approximately $166 million of the unrecognized tax benefits would affect our effective tax rate and approximately $64 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance. As of March 31, 2008, approximately $257 million of the unrecognized tax benefits would affect our effective tax rate.

Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Consolidated Statements of Operations. The combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $56 million as of March 31, 2009, as compared to $55 million as of March 31, 2008. Approximately $4 million of accrued interest expense related to estimated obligations for unrecognized tax benefits was recognized during fiscal 2009. Accrued penalties decreased by approximately $3 million during fiscal 2009.

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

We file income tax returns in the United States, including various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions, including Canada, France, Germany, Switzerland and the United Kingdom. The Internal Revenue Service (“IRS”) has completed its examination of our federal income tax returns through fiscal year 2005. As of March 31, 2009, the IRS had proposed, and we had agreed to, certain adjustments to our tax returns. The effects of these adjustments have been considered in estimating our future obligations for unrecognized tax benefits and are not expected to have a material impact on our financial position or results of operations. As of March 31, 2009, we had not agreed to certain other proposed adjustments for fiscal years 1997 through 2005, and those issues were pending resolution by the Appeals section of the IRS. Furthermore, the IRS has commenced an examination of our fiscal year 2006, 2007 and 2008 tax returns. We are also under income tax examination in Canada for fiscal years 2004 and 2005. We remain subject to income tax examination in Canada for fiscal years 2000 and after 2001, in France for fiscal years after 2005, in Germany for fiscal years after 2003, in the United Kingdom for fiscal years after 2007, and in Switzerland for fiscal years after 2006.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $70 million of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect the Company’s income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

On May 6, 2009, we received notification from the tax authorities in the United Kingdom that they had completed their examination of the fiscal 2005 tax return. As a result, in our fiscal quarter ended June 30, 2009, we will record a tax benefit of approximately $33 million, which includes the recognition of approximately $21 million in previously unrecognized tax benefits, as well as a reduction in our accrual for related interest and penalties.

(12)  PREFERRED STOCK

As of March 31, 2009 and 2008, we had 10,000,000 shares of preferred stock authorized but unissued. The rights, preferences, and restrictions of the preferred stock may be designated by our Board of Directors without further action by our stockholders.

(13)  STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Adoption of SFAS No. 123(R)

We adopted SFAS No. 123(R), as of April 1, 2006 and have applied the provisions of SAB No. 107, Share-Based Payment, to our adoption of SFAS No. 123(R). We are required to estimate the fair value of share-based payment awards on the date of grant. Upon adoption of SFAS No. 123(R), we elected to use the modified prospective transition method of adoption which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption, as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. Accordingly, prior periods were not restated for the effect of SFAS No. 123(R).

Prior to April 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 and adopted the disclosure-only provisions of SFAS No. 123, as amended.

Valuation and Expense Recognition.    We recognize compensation costs for stock-based payment transactions to employees based on their grant-date fair value over the service period for which such awards are expected to vest. The fair value of restricted stock units is determined based on the quoted price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”) is determined using the Black-Scholes valuation model. The determination of fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the Black-Scholes valuation calculation:

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

•	Expected dividends.

The assumptions used in the Black-Scholes valuation model to value our option grants and ESPP were as follows:

	Stock Option Grants		ESPP
	Year Ended March 31,		Year Ended March 31,
	2009	2008	2009	2008
Risk-free interest rate	1.0 - 3.8%	1.8 - 5.1%	0.5 - 2.1%	1.7 - 4.2%
Expected volatility	32 - 53%	31 - 37%	35 - 75%	32 - 35%
Weighted-average volatility	42%	33%	66%	34%
Expected term	4.3 years	4.4 years	6-12 months	6-12 months
Expected dividends	None	None	None	None

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

Employee stock-based compensation expense recognized during the fiscal years ended March 31, 2009, 2008 and 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and our employee stock purchase plan included in our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2009	2008	2007
Cost of goods sold	$2	$2	$2
Marketing and sales	20	19	17
General and administrative	47	38	37
Research and development	134	91	77

Stock-based compensation expense	203	150	133
Benefit from income taxes	—	(27)	(26)

Stock-based compensation expense, net of tax	$203	$123	$107

As of March 31, 2009, our total unrecognized compensation cost related to stock options was $161 million and is expected to be recognized over a weighted-average service period of 2.4 years. As of March 31, 2009, our total unrecognized compensation cost related to restricted stock and restricted stock units was $282 million and is expected to be recognized over a weighted-average service period of 2.5 years.

APIC Pool.    We elected to adopt the alternative transition method provided in FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R), which allows for a practical exception in calculating the additional paid-in capital pool (“APIC pool”) of excess tax benefits upon adoption that is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). For employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R), the alternative transition method provides a simplified method to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation. It also provides a simplified method to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows for the tax effects of employee stock-based compensation awards.

Cash Flow Impact.    Prior to our adoption of SFAS No. 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows along with other tax cash flows. SFAS No. 123(R) requires a classification change in the statement of cash flows. As a result, tax benefits relating to excess stock-based compensation deductions, which had been included in operating cash flow activities, are now presented as financing cash flow activities (total cash flows remain unchanged). For the fiscal year ended March 31, 2009, we recognized $2 million of tax benefit from the exercise of stock options for which we did not have any deferred tax asset write-offs; of this amount, $2 million of excess tax benefit related to stock-based compensation was reported in financing activities. For the fiscal year ended March 31, 2008, we recognized $45 million of tax benefit from the exercise of stock options, net of $6 million of deferred tax asset write-offs; of this amount, $51 million of excess tax benefit related to stock-based compensation was reported in financing activities. For the fiscal year ended March 31, 2007, we recognized $34 million of tax benefit from the exercise of stock options, net of $2 million of deferred tax asset write-offs; of this amount, $36 million of excess tax benefit related to stock-based compensation was reported in financing activities.

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

We also have options outstanding that were granted under (1) the JAMDAT Mobile Inc. Amended and Restated 2000 Stock Incentive Plan and the JAMDAT Mobile Inc. 2004 Equity Incentive Plan (collectively, the “JAMDAT Plans”), which we assumed in connection with our acquisition of JAMDAT, and (2) options and restricted stock units outstanding under the VG Holding Corp. 2005 Stock Incentive Plan (the “VGH 2005 Plan”), which we assumed in connection with our acquisition of VGH.

In connection with our acquisition of VGH, we also established the 2007 Electronic Arts VGH Acquisition Inducement Award Plan (the “VGH Inducement Plan”), which allowed us to grant restricted stock units to service providers, who were employees of VGH or a subsidiary of VGH immediately prior to the consummation of the acquisition and who became employees of EA following the acquisition. The restricted stock units granted under the VGH Inducement Plan vest pursuant to either (1) time-based vesting schedules over a period of up to four years, or (2) the achievement of pre-determined performance-based milestones, and in all cases are subject to earlier vesting in the event we terminate a recipient’s employment without “cause” or the recipient terminates employment for “good reason.” We do not intend to grant any further awards under the VGH Inducement Plan.

In addition, in connection with our acquisition of VGH, in exchange for outstanding stock options and restricted stock, we granted service-based non-interest bearing notes payable solely in shares of our common stock to certain employees of VGH, who became employees of EA following the acquisition. These notes payable vest over a period of four years, subject to earlier vesting in the event we terminate a recipient’s employment without “cause” or the recipient terminates employment for “good reason.”

Options granted under the Equity Plan generally expire ten years from the date of grant and are generally exercisable as to 24 percent of the shares after 12 months, and then ratably over the following 38 months. The material terms of options granted under the JAMDAT and VGH 2005 Plans are similar to our Equity Incentive Plan.

The following table summarizes our stock option activity for the fiscal year ended March 31, 2009:

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding as of March 31, 2008	36,077	$43.32
Granted	6,291	29.76
Exercised	(2,598)	22.38
Forfeited, cancelled or expired	(5,410)	45.76

Outstanding as of March 31, 2009	34,360	42.04

Additional stock option-related information as of March 31, 2009:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Vested and expected to vest	31,246	$42.07	5.7	$9
Exercisable	22,003	$43.06	4.5	$2

As of March 31, 2009, the weighted-average contractual term for our stock options outstanding was 6.0 years and the aggregate intrinsic value of our stock options outstanding was $11 million.

A total of 11 million shares were available for grant under our Equity Plan as of March 31, 2009.

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of March 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.

The weighted-average grant-date fair value of stock options granted during fiscal years 2009, 2008 and 2007 was $10.28, $16.85 and $17.75, respectively. The total intrinsic value of options exercised during fiscal years 2009, 2008 and 2007 was $46 million, $144 million and $120 million, respectively. The total estimated fair value (determined as of the grant date) of options vested during fiscal years 2009, 2008 and 2007 was $83 million, $82 million and $105 million, respectively.

The following table summarizes outstanding and exercisable options as of March 31, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Potential Dilution	Number of Shares (in thousands)	Weighted- Average Exercise Price	Potential Dilution
$0.65-$29.99	9,168	5.04	$21.35	2.8%	5,418	$24.25	1.7%
30.00-39.99	3,005	3.35	31.91	0.9%	2,995	31.90	0.9%
40.00-49.99	10,128	6.98	47.84	3.1%	5,062	47.60	1.6%
50.00-59.99	9,919	6.64	53.50	3.1%	6,480	53.63	2.0%
60.00-65.93	2,140	5.37	64.35	0.7%	2,048	64.48	0.6%

$0.65-$65.93	34,360	5.95	42.04	10.6%	22,003	43.06	6.8%

Potential dilution is computed by dividing the options in the related range of exercise prices by 323 million shares of common stock, which were issued and outstanding as of March 31, 2009.

At our Annual Meeting of Stockholders, held on July 31, 2008, our stockholders approved amendments to the Equity Plan to (a) increase the number of shares authorized for issuance under the Equity Plan by 2,185,000 shares, (b) replace the specific limitation on the number of shares that may be granted as restricted stock or restricted stock unit awards with an alternate method of calculating the number of shares remaining available for issuance under the Equity Plan, (c) add additional performance measurements for use in granting performance-based equity under the Equity Plan, and (d) extend the term of the Equity Plan for an additional ten years.

Restricted Stock Units and Restricted Stock

We grant restricted stock units and restricted stock (collectively referred to as “restricted stock rights”) under our Equity Plan to employees worldwide (except in certain countries where doing so is not feasible due to local legal requirements). Restricted stock units entitle holders to receive shares of common stock at the end of a specified period of time. Upon vesting, the equivalent number of common shares are typically issued net of required tax withholdings, if any. Restricted stock is issued and outstanding upon grant; however, restricted stock award holders are restricted from selling the shares until they vest. Upon vesting, we will typically withhold shares to satisfy tax withholding requirements. Restricted stock rights are subject to forfeiture and transfer restrictions. Vesting for restricted stock rights is based on the holders’ continued employment with us. If the vesting conditions are not met, unvested restricted stock rights will be forfeited. Generally, our restricted stock rights vest according to one of the following vesting schedules:

•	100 percent after one year;

•	Three-year vesting with 25 percent cliff vesting at the end of each of the first and second years, and 50 percent cliff vesting at the end of the third year;

•	Four-year vesting with 25 percent cliff vesting at the end of each year; or

•	26 month vesting with 50 percent cliff vesting at the end of 13 months and 50 percent cliff vesting at the end of 26 months.

Each share of restricted stock or restricted stock unit grant reduces the number of shares available for grant by 1.82 shares under our Equity Plan. The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit grants discussed below, for the fiscal year ended March 31, 2009:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2008	6,344	$52.22
Granted	3,780	32.42
Vested	(1,732)	51.84
Forfeited or cancelled	(833)	48.98

Balance as of March 31, 2009	7,559	42.76

The weighted-average grant date fair value of restricted stock rights is based on the quoted market value of our common stock on the date of grant. The weighted-average grant date fair value of restricted stock rights granted during fiscal years 2009, 2008 and 2007 was $32.42, $52.06 and $52.31, respectively. The total grant date fair value of restricted stock rights that vested during fiscal years 2009, 2008 and 2007 was $90 million, $31 million and $10 million, respectively.

Performance-Based Restricted Stock Units

Our performance-based restricted stock units vest contingent upon the achievement of pre-determined performance-based milestones. If these performance-based milestones are not met, the restricted stock units will not vest, in which case, any compensation expense we have recognized to date will be reversed.

The following table summarizes our performance-based restricted stock unit activity for the fiscal year ended March 31, 2009:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2008	691	$54.51
Granted	2,614	46.05
Vested	(54)	54.51
Forfeited or cancelled	(243)	49.18

Balance as of March 31, 2009	3,008	47.59

The weighted-average grant date fair value of performance-based restricted stock units is based on the quoted market value of our common stock on the date of grant. The weighted-average fair value of performance-based restricted stock units granted during fiscal years 2009 and 2008 was $46.05 and $54.51, respectively. The total grant date fair value of performance-based restricted stock units that vested during fiscal year 2009 was $3 million. No performance-based restricted stock units were granted prior to fiscal year 2008 and no such units vested prior to fiscal year 2009.

Employee Stock Purchase Plan

Pursuant to our ESPP, eligible employees may authorize payroll deductions of between 2 and 10 percent of their compensation to purchase shares at 85 percent of the lower of the fair market value of the common stock on the date of commencement of the offering or on the last day of each six-month purchase period.

At our Annual Meeting of Stockholders, held on July 31, 2008, our stockholders approved amendments to the ESPP to (a) increase the number of shares authorized under the ESPP by 1.5 million shares and (b) removed the ten-year term from the ESPP. As of March 31, 2009, we had 4 million shares of common stock reserved for future issuance under the ESPP.

During fiscal year 2009, we issued approximately 1.3 million shares under the ESPP with exercise prices for purchase rights ranging from $13.71 to $40.20. During fiscal years 2009, 2008 and 2007 the estimated weighted-average fair value of purchase rights was $13.04, $14.57 and $16.51, respectively.

We issue new common stock out of the ESPP’s pool of authorized shares. The fair value above was estimated on the date of grant using the Black-Scholes option-pricing model assumptions described in this note under the headings “Adoption of SFAS No. 123(R).”

Deferred Compensation Plan

We have a Deferred Compensation Plan (“DCP”) for the benefit of a select group of management or highly compensated Employees and Directors, which is unfunded and intended to be a plan that is not qualified within the meaning section 401(a) of the Internal Revenue Code. The DCP permits the deferral of the annual base salary and/or Director fees up to a maximum amount. The deferrals are held in a separate trust, which has been established by us to administer the DCP. The trust is a grantor trust and the specific terms of the trust agreement provide that the assets of the trust are available to satisfy the claims of general creditors in the event of our insolvency. In accordance with the provisions of EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, the assets held by the trust are classified as trading securities and reflected at their fair value on our Consolidated Balance Sheets. The assets and liabilities of the DCP are presented in other current assets and other liabilities in our Consolidated Balance Sheets, respectively, with changes in the fair market value recognized in interest and other income, net, on our Consolidated Statements of Operations. Changes in the deferred compensation liability are recognized as compensation expense. These assets were valued at $9 million and $17 million as of March 31, 2009 and 2008, respectively.

401(k) Plan and Registered Retirement Savings Plan

We have a 401(k) plan covering substantially all of our U.S. employees, and a Registered Retirement Savings Plan covering substantially all of our Canadian employees. These plans permit us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed an aggregate of $7 million, $13 million and $3 million to these plans in fiscal years 2009, 2008 and 2007, respectively.

(14)  COMPREHENSIVE INCOME

We are required to classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. Accumulated other comprehensive income primarily includes foreign currency translation adjustments, and the net-of-tax amounts for unrealized gains (losses) on investments and unrealized gains (losses) on derivative instruments designated as cash flow hedges. Foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

The change in the components of accumulated other comprehensive income is summarized as follows (in millions):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Investments, net	Unrealized Gains (Losses) on Derivative Instruments, net	Accumulated Other Comprehensive Income
Balances as of March 31, 2006	$20	$63	$—	$83
Other comprehensive income	23	188	—	211

Balances as of March 31, 2007	43	251	—	294
Other comprehensive income (loss)	42	251	(3)	290

Balances as of March 31, 2008	85	502	(3)	584
Other comprehensive income (loss)	(88)	(311)	4	(395)

Balances as of March 31, 2009	$(3)	$191	$1	$189

The change in unrealized gains (losses) on investments and derivative instruments are shown net of taxes of $3 million in fiscal year 2008 and less than $1 million in fiscal years 2009 and 2007.

During fiscal year 2007, we realized substantially all gains and losses outstanding from our derivative instruments. See Note 4 of the Notes to Consolidated Financial Statements.

(15)  INTEREST AND OTHER INCOME, NET

Interest and other income, net, for the years ended March 31, 2009, 2008 and 2007 consisted of (in millions):

	Year Ended March 31,
	2009	2008	2007
Interest income, net	$48	$102	$104
Net gain (loss) on foreign currency transactions	(49)	20	10
Net gain (loss) on foreign currency forward contracts	34	(31)	(13)
Other income (expense), net	1	7	(2)

Interest and other income, net	$34	$98	$99

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

	Year Ended March 31,
(In millions, except per share amounts)	2009	2008	2007
Net income (loss)	$(1,088)	$(454)	$76
Shares used to compute net income (loss) per share:
Weighted-average common stock outstanding — basic	320	314	308
Dilutive potential common shares	—	—	9

Weighted-average common stock outstanding — diluted	320	314	317

Net income (loss) per share:
Basic	$(3.40)	$(1.45)	$0.25
Diluted	$(3.40)	$(1.45)	$0.24

As a result of our net loss for the fiscal years ended March 31, 2009 and 2008, we have excluded certain stock awards from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income during these periods, an additional 4 million shares and 7 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share for the fiscal years ended March 31, 2009 and 2008, respectively.

Options to purchase 28 million, 18 million and 16 million shares of common stock were excluded from the above computation of diluted shares for the fiscal years ended March 31, 2009, 2008 and 2007, respectively, as their inclusion would have had an antidilutive effect. For fiscal years 2009, 2008 and 2007, the weighted-average exercise price of these shares was $44.59, $53.89 and $55.84 per share, respectively.

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

On June 24, 2002, we hired our previous Executive Vice President, Chief Financial and Administrative Officer and agreed to loan him $4 million to be forgiven over four years based on his continuing employment. The loan did not bear interest. On June 24, 2004, pursuant to the terms of the loan agreement, we forgave $2 million of the loan and provided him approximately $1.6 million to offset the tax implications of the forgiveness. On June 24, 2006, pursuant to the terms of the loan agreement, we forgave the remaining outstanding loan balance of $2 million. No additional funds were provided to offset the tax implications of the forgiveness of the $2 million balance.

(18)  SEGMENT INFORMATION

Our reporting segments are based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

Prior to the fourth quarter of fiscal year 2008, we managed our business primarily based on geographical performance. Accordingly, our combined global publishing organizations represented our reportable segment, namely Publishing, due to their similar economic characteristics, products and distribution methods. Publishing refers to the manufacturing, marketing, advertising and distribution of products developed or co-developed by us, or distribution of certain third-party publishers’ products through our co-publishing and distribution program.

During the fourth quarter of fiscal year 2008, we updated our financial systems such that, in addition to providing geographic information, we provide our CODM financial information based upon management’s new organizational structure (the “Label Structure”).

Our business is currently organized around three operating labels, EA Games, EA SPORTS and EA Play, as well as a new organization, EA Interactive, which reports into our Publishing business. In addition, our CODM now regularly receives separate financial information for two distinct businesses within the EA Interactive organization: EA Mobile and Pogo. Accordingly, in assessing performance and allocating resources, our CODM reviews the results of our three Labels, as well as the two operating segments in EA Interactive: EA Mobile and Pogo. Due to their similar economic characteristics, products and distribution methods, EA Games, EA SPORTS, EA Play and Pogo’s results are aggregated into one Reportable Segment (the “Label segment”) as shown below. The remaining operating segment’s results are not material for separate disclosure and are included in the reconciliation of Label segment profit to consolidated operating loss below. In addition to assessing performance and allocating resources based on our operating segments as described herein, to a lesser degree, our CODM also continues to review results based on geographic performance.

The following table summarizes the financial performance of the Label segment and a reconciliation of the Label segment’s profit to our consolidated operating loss for the fiscal years ended March 31, 2009 and 2008 (in millions):

	Year Ended March 31,
	2009	2008
Label segment:
Net revenue	$3,746	$3,722
Depreciation and amortization	(67)	(68)
Other expenses	(3,284)	(2,928)

Label segment profit	395	726
Reconciliation to consolidated operating loss:
Other:
Change in deferred net revenue (packaged goods and digital content)	126	(355)
Other net revenue	340	298
Depreciation and amortization	(121)	(118)
Other expenses	(1,567)	(1,038)

Consolidated operating loss	$(827)	$(487)

Label segment profit differs from consolidated operating loss primarily due to the exclusion of (1) certain corporate and other functional costs that are not allocated to the Labels (2) the deferral of certain net revenue related to online-enabled packaged goods and digital content (see Note 9 of the Notes to Consolidated Financial Statements), and (3) the results of EA Mobile. Our CODM reviews assets on a consolidated basis and not on a segment basis.

When we updated our financial systems to provide our CODM financial information based upon the Label Structure, we did not recast our financial information for periods prior to fiscal year 2008. Accordingly, it is not practicable to provide comparable results, nor are we able to make a reliable estimate, of such information based on the Label Structure for the fiscal year ended March 31, 2007.

The following table summarizes the financial performance of our previous Publishing structure segments and a reconciliation of our Publishing segment’s profit to our consolidated operating income for the fiscal year ended March 31, 2007 (in millions):

Year Ended March 31, 2007
Publishing segment:
Net revenue	$2,948
Depreciation and amortization	(22)
Other expenses	(1,685)

Publishing segment profit	1,241
Reconciliation to consolidated operating income:
Other:
Other net revenue	143
Depreciation and amortization	(145)
Other expenses	(1,200)

Consolidated operating income	$39

Publishing segment profit differs from consolidated operating income primarily due to the exclusion of substantially all of our research and development expense, as well as certain corporate functional costs that are not allocated to the publishing organizations.

Information about our total net revenue by platform for the fiscal years ended March 31, 2009, 2008 and 2007 is presented below (in millions):

	Year Ended March 31,
	2009	2008	2007
Consoles
Xbox 360	$1,005	$855	$499
PLAYSTATION 3	776	383	93
Wii	583	307	65
PlayStation 2	405	680	904
Xbox	1	20	160
Nintendo GameCube	—	6	61

Total Consoles	2,770	2,251	1,782
PC	712	702	679
Mobile Platforms
Nintendo DS	222	235	106
Wireless	189	152	142
PSP	174	187	264
Game Boy Advance	—	8	40

Total Mobile	585	582	552
Licensing and Other	145	130	78

Total Net Revenue	$4,212	$3,665	$3,091

Information about our operations in North America, Europe and Asia as of and for the fiscal years ended March 31, 2009, 2008 and 2007 is presented below (in millions):

	North America	Europe	Asia	Total
Year ended March 31, 2009
Net revenue from unaffiliated customers	$2,412	$1,589	$211	$4,212
Long-lived assets	1,171	169	42	1,382

Year ended March 31, 2008
Net revenue from unaffiliated customers	$1,942	$1,541	$182	$3,665
Long-lived assets	1,630	173	10	1,813

Year ended March 31, 2007
Net revenue from unaffiliated customers	$1,666	$1,261	$164	$3,091
Long-lived assets	1,150	267	11	1,428

Substantially all of our North America net revenue is generated in the United States.

Our direct sales to GameStop Corp. represented approximately 14 percent, 13 percent and 12 percent of total net revenue in fiscal years ended March 31, 2009, 2008, and 2007 respectively. Our direct sales to Wal-Mart Stores, Inc. represented approximately 14 percent, 12 percent and 13 percent of total net revenue in fiscal years ended March 31, 2009, 2008 and 2007, respectively.

(19)  STAFF ACCOUNTING BULLETIN No. 108

In September 2006, the SEC issued SAB No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. We adopted SAB No. 108 in fiscal year 2007.

In accordance with SAB No. 108, we considered both the “rollover” approach, which quantifies misstatements originating in the current year income statement and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the misstatements existing in the balance sheet at the end of the reporting period. Prior to our application of the guidance in SAB No. 108, we used the rollover approach. We elected to recognize the cumulative effect of adoption as adjustments to assets and liabilities as of the beginning of fiscal year 2007 and the offsetting adjustment to the opening balance of retained earnings for fiscal year 2007.

Property and Equipment Capitalization Adjustment

We adjusted the beginning retained earnings balance for fiscal year 2007 related to the correction of our historical accounting treatment of certain property and equipment purchases. We capitalize property and equipment purchases when certain quantitative thresholds are met; otherwise, they are expensed when purchased. Our internal review of our capitalization thresholds suggested that certain property and equipment should have been capitalized and not expensed. We believe the impact of the property and equipment capitalization errors were not material to prior years’ income statements under the rollover approach. However, under the iron curtain method, the cumulative property and equipment capitalization errors were material to our fiscal year 2007 Consolidated Financial Statements and, therefore, we recognized the following cumulative adjustment to our fiscal year 2007 opening Consolidated Balance Sheets (in millions):

Increase in property and equipment, net	$13
Increase in deferred income tax liabilities	3
Increase in retained earnings	10

The impact on retained earnings is comprised of the following amounts (in millions):

	Fiscal 2007 Beginning Balance Adjustment	Year Ended March 31,
		2006	2005	2004
Increase in operating income	$13	$—	$10	$3
Tax effect	(3)	—	(2)	(1)

Increase in net income	$10	$—	$8	$2

Business Tax Expense Adjustment

We adjusted the beginning retained earnings balance for fiscal year 2007 related to the correction of our historical accounting of certain business tax expenses. Our internal review indicated that we had inadvertently not accrued for approximately $7 million in probable business tax obligations related to prior years. We believe the impact of these adjustments were not material to prior years’ Consolidated Statements of Operations under the rollover approach. However, under the iron curtain method, the cumulative business tax expense adjustments were material to our fiscal year 2007 Consolidated Financial Statements and, therefore, we recognized the following cumulative adjustment to our fiscal year 2007 opening Consolidated Balance Sheets (in millions):

Increase in accrued and other liabilities	$7
Decrease in deferred income tax liabilities	(3)
Decrease in retained earnings	(4)

The impact on retained earnings is comprised of the following amounts (in millions):

	Fiscal 2007 Beginning Balance Adjustment	Year Ended March 31,
		2006	2005	2004	2003
Decrease in operating income	$(7)	$(3)	$(2)	$(1)	$(1)
Tax effect	3	1	1	1	—

Decrease in net income	$(4)	$(2)	$(1)	$—	$(1)

(20)  QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

	Quarter Ended								Year Ended
(In millions, except per share data)	June 30		Sept. 30		Dec. 31		March 31
Fiscal 2009 Consolidated
Net revenue	$804		$894		$1,654		$860		$4,212
Gross profit	508		337		729		511		2,085
Operating loss	(97)		(364)		(304)		(62)		(827)
Net loss	(95	)(a)	(310	)(b)	(641	)(c)	(42	)(d)	(1,088)
Common Stock
Net loss per share — Basic and Diluted	$(0.30)		$(0.97)		$(2.00)		$(0.13)		$(3.40)
Common stock price per share
High	$54.81		$50.17		$39.56		$20.60		$54.81
Low	$43.46		$38.36		$15.01		$14.24		$14.24
Fiscal 2008 Consolidated
Net revenue	$395		$640		$1,503		$1,127		$3,665
Gross profit	229		245		721		665		1,860
Operating income (loss)	(183)		(274)		7		(37)		(487)
Net loss	(132	)(e)	(195	)(f)	(33	)(g)	(94	)(h)	(454)
Common Stock
Net loss per share — Basic and Diluted	$(0.42)		$(0.62)		$(0.10)		$(0.30)		$(1.45)
Common stock price per share
High	$54.67		$57.08		$61.62		$58.88		$61.62
Low	$46.27		$47.54		$53.28		$43.62		$43.62

(a)	Net loss includes restructuring charges of $20 million, losses on strategic investments of $6 million, and acquired in-process technology of $2 million, all of which are pre-tax amounts.

(b)	Net loss includes losses on strategic investments of $34 million, $21 million of certain abandoned acquisition-related costs, and restructuring charges of $3 million, all of which are pre-tax amounts.

(c)

Net loss includes a $368 million goodwill impairment charge, losses on strategic investments of $27 million, restructuring charges of $18 million, and acquired in-process technology of $1 million, all of which are pre-tax amounts.

(d)

Net loss includes restructuring charges of $39 million, a $38 million loss on licensed intellectual property commitment (COGS), and a $5 million gain on strategic investments, all of which are pre-tax amounts.

(e)	Net loss includes restructuring charges of $2 million, pre-tax.

(f)	Net loss includes restructuring charges of $5 million, pre-tax.

(g)	Net loss includes restructuring charge of $78 million and losses on strategic investments of $12 million, both of which are pre-tax amounts.

(h)	Net loss includes acquired in-process technology of $138 million, losses on strategic investments of $106 million and restructuring charges of $18 million, all of which are pre-tax.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ERTS.” The prices for the common stock in the table above represent the high and low sales prices as reported on the NASDAQ Global Select Market.

(21)	PROPOSED ACQUISITION OF TAKE-TWO INTERACTIVE SOFTWARE, INC. AND RELATED LINE OF CREDIT

On March 13, 2008, we commenced an unsolicited $26.00 per share cash tender offer for all of the outstanding shares of Take-Two Interactive Software, Inc., a Delaware corporation (“Take-Two”), for a total purchase price of approximately $2.1 billion. On April 18, 2008, we adjusted the purchase price in the cash tender offer to $25.74 per share following the approval by Take-Two stockholders of amendments to Take-Two’s Incentive Stock Plan, which would permit the issuance of additional shares of restricted stock to ZelnickMedia Corporation pursuant to its management agreement with Take-Two. The total aggregate purchase price for Take-Two did not change as a result of the adjustment to the per share purchase price in the tender offer. On May 9, 2008, we received a commitment from certain financial institutions to provide us with up to $1.0 billion of senior unsecured term loan financing at any time until January 9, 2009, to be used to provide a portion of the funds for the offer and/or merger. On August 18, 2008, we allowed our tender offer for Take-Two shares to expire and on September 14, 2008, we announced that we had terminated discussions with Take-Two. On September 26, 2008, pursuant to the terms of the funding, we received a notice from the financial institutions that had committed to provide us with the funding that, in light of our decision not to make a proposal to acquire Take-Two, their commitment to provide the funding had terminated. As a result of the terminated discussions, we recognized $21 million in related costs consisting of legal, banking and other consulting fees during the fiscal year ended March 31, 2009. These costs are included in our Consolidated Statements of Operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Electronic Arts Inc.:

We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of March 28, 2009 and March 29, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 28, 2009. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 28, 2009 and March 29, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended March 28, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 11 and 19 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective April 1, 2007 and the Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, effective April 2, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Electronic Arts Inc.’s internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 21, 2009 expressed an unqualified opinion on the effectiveness of Electronic Arts Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

May 21, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Electronic Arts Inc.:

We have audited Electronic Arts Inc.’s internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Electronic Arts Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Electronic Arts Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Electronic Arts Inc. maintained, in all material respects, effective internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electronic Arts Inc. and subsidiaries as of March 28, 2009 and March 29, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 28, 2009, and our report dated May 21, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California

May 21, 2009

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

KPMG LLP, our independent registered public accounting firm, has issued an auditors’ report on the effectiveness of our internal control over financial reporting. That report appears on page 114.

Changes in Internal Controls

During fiscal year 2009, there were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference to the information to be included in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (the “Proxy Statement”) other than the information regarding executive officers, which is included in Item 1 of this report. The information regarding Section 16 compliance is incorporated herein by reference to the information to be included in the Proxy Statement.

Item 11:	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the information to be included in the Proxy Statement, other than the “Compensation Committee Report on Executive Compensation,” which shall not be deemed to be incorporated by reference herein.

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

1.  Financial Statements:  See Index to Consolidated Financial Statements under Item 8 on Page 63 of this report.

2.  Financial Statement Schedule:  See Schedule II on Page 124 of this report.

3.  Exhibits:  The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of, or incorporated by reference into, this report:

Number	Exhibit Title

3.01	Amended and Restated Certificate of Incorporation of Electronic Arts Inc.(1)

3.02	Amended and Restated Bylaws.(2)

4.01	Specimen Certificate of Registrant’s Common Stock.

10.01	Registrant’s Directors Stock Option Plan and related documents.(*)(3)

10.02	Registrant’s 1991 Stock Option Plan and related documents as amended.(*)(4)

10.03	Registrant’s 1998 Directors’ Stock Option Plan and related documents, as amended.(*)(4)

10.04	Registrant’s 2000 Equity Incentive Plan, as amended, and related documents.(*)(5)

Number	Exhibit Title

10.05	Registrant’s 2000 Employee Stock Purchase Plan, as amended, and related documents.(*)(5)

10.06	Form of Indemnity Agreement with Directors.(*)(6)

10.07	First Amendment of Lease by and between Louisville Commerce Realty Corporation and Electronic Arts Inc., dated February 23, 2004.(6)

10.08	Electronic Arts Deferred Compensation Plan, as amended and restated.(*)(7)

10.09	Electronic Arts Executive Long-Term Disability Plan.(*)(8)

10.10	Amended and Restated Guaranty from Electronic Arts Inc. to Flatirons Funding, LP dated March 7, 1997.(9)

10.11	Amended and Restated Agreement for Lease between Flatirons Funding, LP and Electronic Arts Redwood Inc. dated March 7, 1997.(9)

10.12	Amendment No. 1 to Lease Agreement between Electronic Arts Redwood Inc. and Flatirons Funding, LP dated March 7, 1997.(9)

10.13	Lease Agreement by and between Registrant and Louisville Commerce Realty Corporation, dated April 1, 1999.(10)

10.14	Option agreement, agreement of purchase and sale, and escrow instructions for Zones 2 and 4, Electronic Arts Business Park, Redwood Shores California, dated April 5, 1999.(10)

10.15	Licensed Publisher Agreement by and between EA and Sony Computer Entertainment America Inc. dated as of April 1, 2000.(**)(11)

10.16	Master Lease and Deed of Trust by and between Registrant and Selco Service Corporation, dated December 6, 2000.(12)

10.17	Guaranty, dated as of December 6, 2000, by Electronic Arts Inc. in favor of Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks, and Keybank National Association.(13)

10.18	Guaranty, dated as of July 16, 2001, by Electronic Arts Inc. in favor of Flatirons Funding, Limited Partnership, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks and Tranche B Banks, and KeyBank National Association.(13)

10.19	First Amendment to Participation Agreement, dated as of May 13, 2002, by and among Electronic Arts Redwood, Inc., Electronic Arts Inc., Flatirons Funding, Limited Partnership, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks, KeyBank National Association, and The Bank of Nova Scotia.(13)

10.20	Omnibus Amendment Agreement (2001 transaction), dated as of September 15, 2004, Electronic Arts Redwood, LLC, Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank Of Tokyo-Mitsubishi, Ltd., various Liquidity Banks, and KeyBank National Association.(13)

10.21	Omnibus Amendment Agreement (2000 transaction), dated as of September 15, 2004, by and among Electronic Arts Redwood, LLC, Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank Of Tokyo-Mitsubishi, Ltd., various Liquidity Banks, and KeyBank National Association.(13)

10.22	Omnibus Amendment (2000 transaction), dated as of July 11, 2005, among Electronic Arts Redwood, LLC, Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, various Liquidity Banks, Deutsche Bank Trust Company Americas, and KeyBank National Association.(13)

10.23	Omnibus Amendment (2001 transaction), dated as of July 11, 2005, among Electronic Arts Redwood, LLC, Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, various Liquidity Banks, Deutsche Bank Trust Company Americas, The Bank of Nova Scotia, and KeyBank National Association.(13)

Number	Exhibit Title

10.24	Participation Agreement among Electronic Arts Redwood, Inc., Electronic Arts, Inc., Selco Service Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks and Keybank National Association, dated December 6, 2000.(14)

10.25	Amendment No. 1 to Amended and Restated Credit Agreement by and among Flatirons Funding LP and The Dai-Ichi Kangyo Bank, Limited, New York Branch, dated February 21, 2001.(15)

10.26	Amendment No. 2 to Lease Agreement by and between Electronic Arts Redwood, Inc. and Flatirons Funding, LP dated July 16, 2001.(16)

10.27	Participation Agreement among Electronic Arts Redwood, Inc., Electronic Arts Inc., Flatirons Funding, LP, Selco Service Corporation and Selco Redwood, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi, Ltd., various Liquidity Banks and Tranche B Banks and Keybank National Association dated July 16, 2001.(16)

10.28	Lease Agreement by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.(17)

10.29	Agreement Re: Right of First Offer to Purchase and Option to Purchase by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.(17)

10.30	Profit Participation Agreement by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.(17)

10.31	Sublease Agreement by and between Electronic Arts Inc. and Playa Capital Company, LLC, dated July 31, 2003.(17)

10.32	First Amendment to lease agreement by and between Playa Vista — Water’s Edge, LLC and Electronic Arts Inc., entered into March 3, 2004.(18)

10.33	Lease agreement between ASP WT, L.L.C. (“Landlord”) and Tiburon Entertainment, Inc. (“Tenant”) for space at Summit Park I, dated June 15, 2004.(18)

10.34	First amendment to lease, dated December 13, 2005, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts — Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.(19)

10.35	Agreement for Underlease relating to Onslow House, Guildford, Surrey, dated 7 February 2006, by and between The Standard Life Assurance Company and Electronic Arts Limited and Electronic Arts Inc.(19)

10.36	Offer Letter for Employment at Electronic Arts Inc. to Gabrielle Toledano, dated February 6, 2006.(*)(20)

10.37	Second Omnibus Amendment (2001 Transaction), dated as of May 26, 2006, among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, The Bank of Nova Scotia, as Documentation Agent and Keybank National Association, as Agent.(21)

10.38	Second Omnibus Amendment (2000 Transaction), dated as of May 26, 2006, among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, and KeyBank National Association, as Agent.(21)

10.39	Employment Agreement dated September 26, 2006, between EA Swiss Sàrl and Gerhard Florin.(*)(22)

10.40	Offer Letter for Employment at Electronic Arts Inc. to John Riccitiello, dated February 12, 2007.(*)(23)

Number	Exhibit Title

10.41	Third Omnibus Amendment (2001 Transaction), dated as of May 14, 2007 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, The Bank of Nova Scotia, as Documentation Agent and Keybank National Association, as Agent.(24)

10.42	Third Omnibus Amendment (2000 Transaction), dated as of May 14, 2007 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, and KeyBank National Association, as Agent.(24)

10.43	Offer Letter for Employment at Electronic Arts Inc. to Peter Moore, dated June 5, 2007.(*)(25)

10.44	Electronic Arts Inc. Executive Bonus Plan.(*)(26)

10.45	Agreement and Plan of Merger By and Among Electronic Arts Inc., WHI Merger Corporation, a wholly-owned subsidiary of Parent, VG Holding Corp., and with respect to Article VII and Article IX only, Elevation Management, LLC as Stockholder Representative dated October 11, 2007.(27)

10.46	Electronic Arts Key Employee Continuity Plan.(*)(28)

10.47	Offer Letter for Employment at Electronic Arts Inc. to John Pleasants, dated February 19, 2008.(*)(29)

10.48	Offer Letter for Employment at Electronic Arts Inc. to Eric Brown, dated March 19, 2008.(*)(30)

10.49	Fourth Omnibus Amendment (2001 Transaction), dated as of April 14, 2008 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, The Bank of Nova Scotia, as Documentation Agent and Keybank National Association, as Agent.(31)

10.50	Fourth Omnibus Amendment (2000 Transaction), dated as of April 14, 2008 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, and KeyBank National Association, as Agent.(31)

10.51	Fifth Omnibus Amendment (2000 Transaction), dated as of June 9, 2008 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, and KeyBank National Association, as Agent.(32)

10.52	Fifth Omnibus Amendment (2001 Transaction), dated as of June 9, 2008 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, The Bank of Nova Scotia, as Documentation Agent and KeyBank National Association, as Agent.(32)

10.53	Form of Stock Option Agreement (2000 Equity Incentive Plan: Director Grants).(*)(33)

10.54	Sixth Omnibus Amendment (2000 Transaction), dated as of February 2, 2009 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, and KeyBank National Association, as Agent.(34)

10.55	Sixth Omnibus Amendment (2001 Transaction), dated as of February 2, 2009 among Electronic Arts Redwood LLC, as Lessee, Electronic Arts Inc., as Guarantor, SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation”), as Lessor, the Various Liquidity Banks party thereto, as Liquidity Banks, The Bank of Nova Scotia, as Documentation Agent and KeyBank National Association, as Agent.(34)

10.56	Form of Performance-Based Restricted Stock Unit Agreement, as amended.(*)(35)

Number	Exhibit Title

10.57	Electronic Arts Discretionary Bonus Plan.(*)(2)

10.58	First Amendment to the Electronic Arts Deferred Compensation Plan, as amended and restated.(*)

21.01	Subsidiaries of the Registrant.

23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.

(1)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(2)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed May 11, 2009.

(3)	Incorporated by reference to exhibits filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-8, filed November 6, 1991 (File No. 33-32616).

(4)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8, filed July 30, 1999 (File No. 333-84215).

(5)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8, filed August 4, 2008.

(6)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2004 (File No. 000-17948).

(7)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(8)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

(9)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 000-17948).

(10)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 1999 (File No. 000-17948).

(11)	Incorporated by reference to exhibits filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-3, filed November 21, 2003 (File No. 333-102797).

(12)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 000-17948).

(13)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(14)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (File No. 000-17948).

(15)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-17948).

(16)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-17948).

(17)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-17948).

(18)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(19)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

(20)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

(21)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed June 1, 2006.

(22)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed September 27, 2006.

(23)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed February 26, 2007.

(24)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed May 18, 2007.

(25)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed July 17, 2007.

(26)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed July 27, 2007.

(27)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed October 11, 2007.

(28)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed February 11, 2008.

(29)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed March 17, 2008.

(30)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed March 27, 2008.

(31)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed April 11, 2008.

(32)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(33)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on form 10- Q for the quarter ended September 30, 2008.

(34)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

(35)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed on March 24, 2009.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.

By:	/s/ John S. Riccitiello
John S. Riccitiello,
Chief Executive Officer

Date: May 21, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 21st of May 2009.

Name	Title

/s/ John S. Riccitiello John S. Riccitiello	Chief Executive Officer

/s/ Eric F. Brown Eric F. Brown	Executive Vice President, Chief Financial Officer

/s/ Kenneth A. Barker Kenneth A. Barker	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Directors:

/s/ Lawrence F. Probst III Lawrence F. Probst III	Chairman of the Board

/s/ Leonard S. Coleman Leonard S. Coleman	Director

/s/ Jeff Huber Jeff Huber	Director

/s/ Gary M. Kusin Gary M. Kusin	Director

/s/ Geraldine B. Laybourne Geraldine B. Laybourne	Director

/s/ Gregory B. Maffei Gregory B. Maffei	Director

/s/ Vivek Paul Vivek Paul	Director

/s/ John S. Riccitiello John S. Riccitiello	Director

/s/ Richard A. Simonson Richard A. Simonson	Director

/s/ Linda J. Srere Linda J. Srere	Director

ELECTRONIC ARTS INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2009, 2008 and 2007

(In millions)

Allowance for Doubtful Accounts, Price Protection and Returns	Balance at Beginning of Period	Charged to Revenue, Costs and Expenses	Charged (Credited) to Other Accounts(a)	Deductions(b)	Balance at End of Period
Year Ended March 31, 2009	$238	$543	$(28)	$536	$217

Year Ended March 31, 2008	$214	$328	$16	$320	$238

Year Ended March 31, 2007	$232	$308	$17	$343	$214

(a)

Primarily the translation effect of using the average exchange rate for expense items and the year-end exchange rate for the balance sheet item (allowance account) and other reclassification adjustments.

(b)	Primarily the utilization of our returns allowance and price protection reserves.

ELECTRONIC ARTS INC.

2009 FORM 10-K ANNUAL REPORT

EXHIBIT INDEX

Exhibit Number	Exhibit Title

4.01	Specimen Certificate of Registrant’s Common Stock.

10.58	First Amendment to the Electronic Arts Deferred Compensation Plan, as amended and restated.

21.01	Subsidiaries of the Registrant.

23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ADDITIONAL EXHIBITS ACCOMPANYING THIS REPORT:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.