Form 10-Q
period 2009-06-30
ELECTRONIC ARTS INC.
filed 2009-08-10
CIK 712515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☑

As of August 6, 2009, there were 323,522,559 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	June 30, 2009	March 31, 2009 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,205	$1,621
Short-term investments	634	534
Marketable equity securities	440	365
Receivables, net of allowances of $190 and $217, respectively	375	116
Inventories	215	217
Deferred income taxes, net	56	51
Other current assets	251	216

Total current assets	3,176	3,120
Property and equipment, net	341	354
Goodwill	814	807
Acquisition-related intangibles, net	208	221
Deferred income taxes, net	67	61
Other assets	116	115

TOTAL ASSETS	$4,722	$4,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$166	$152
Accrued and other current liabilities	661	723
Deferred net revenue (packaged goods and digital content)	433	261

Total current liabilities	1,260	1,136
Income tax obligations	315	268
Deferred income taxes, net	40	42
Other liabilities	106	98

Total liabilities	1,721	1,544
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 323 shares issued and outstanding	3	3
Paid-in capital	2,118	2,142
Retained earnings	566	800
Accumulated other comprehensive income	314	189

Total stockholders’ equity	3,001	3,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,722	$4,678

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

(a)	Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended June 30,
(In millions, except per share data)	2009	2008

Net revenue	$644	$804
Cost of goods sold	321	296

Gross profit	323	508
Operating expenses:
Marketing and sales	164	128
General and administrative	66	84
Research and development	312	356
Acquired in-process technology	—	2
Amortization of intangibles	12	15
Restructuring charges	14	20

Total operating expenses	568	605

Operating loss	(245)	(97)
Losses on strategic investments	(16)	(6)
Interest and other income, net	3	15

Loss before provision for (benefit from) income taxes	(258)	(88)
Provision for (benefit from) income taxes	(24)	7

Net loss	$(234)	$(95)

Net loss per share:
Basic and Diluted	$(0.72)	$(0.30)
Number of shares used in computation:
Basic and Diluted	323	318

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended June 30,
(In millions)	2009	2008
OPERATING ACTIVITIES
Net loss	$(234)	$(95)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process technology	—	2
Depreciation, amortization and accretion, net	48	50
Net losses on investments and sale of property and equipment	15	6
Non-cash restructuring charges	7	16
Stock-based compensation	33	50
Change in assets and liabilities:
Receivables, net	(252)	38
Inventories	4	(56)
Other assets	(35)	(7)
Accounts payable	8	(33)
Accrued and other liabilities	(82)	(41)
Deferred income taxes, net	(12)	(26)
Deferred net revenue (packaged goods and digital content)	172	(195)

Net cash used in operating activities	(328)	(291)

INVESTING ACTIVITIES
Capital expenditures	(8)	(31)
Proceeds from maturities and sales of short-term investments	168	135
Purchase of short-term investments	(269)	(158)
Acquisition of subsidiaries, net of cash acquired	(3)	(42)

Net cash used in investing activities	(112)	(96)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	3	25
Excess tax benefit from stock-based compensation	—	9

Net cash provided by financing activities	3	34

Effect of foreign exchange on cash and cash equivalents	21	(1)

Decrease in cash and cash equivalents	(416)	(354)
Beginning cash and cash equivalents	1,621	1,553

Ending cash and cash equivalents	1,205	1,199
Short-term investments	634	748

Ending cash, cash equivalents and short-term investments	$1,839	$1,947

Supplemental cash flow information:
Net cash paid (refunded) during the period for income taxes	$(2)	$6

Non-cash investing activities:
Change in unrealized gains (losses) on investments, net	$77	$(5)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

We develop, market, publish and distribute video game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, handheld game players (such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™) and wireless devices (such as cellular phones and smart phones including the Apple iPhone™). Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter™ and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™, Need for Speed™, Dead Space™ and Pogo™). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., The Godfather® and Harry Potter).

Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2010 and 2009 contain 53 and 52 weeks, respectively, and end on April 3, 2010 and March 28, 2009, respectively. Our results of operations for the three months ended June 30, 2009 and 2008 contain 14 and 13 weeks, respectively, and ended on July 4, 2009 and June 28, 2008, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

Certain reclassifications have been made to the 2009 financial information to conform to the 2010 presentation.

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the United States Securities and Exchange Commission (“SEC”) on May 22, 2009.

(2) FAIR VALUE MEASUREMENTS

On April 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, Effective Date of FASB Statement No. 157, as it applies to nonfinancial assets and nonfinancial liabilities. These nonfinancial items include assets and liabilities such as a reporting unit measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. We measure certain financial and nonfinancial assets and liabilities at fair value on a recurring and nonrecurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our money market funds, available-for-sale fixed income and equity securities, deferred compensation plan assets and foreign currency derivatives are measured and recorded at fair value on a recurring basis.

Our Level 1 financial instruments are valued using quoted prices in active markets for identical instruments. Our Level 2 financial instruments, including derivative instruments, are valued using quoted prices for identical instruments in less active markets or using other observable market inputs for comparable instruments. As of June 30, 2009 and March 31, 2009, we did not have any Level 3 financial instruments that were measured and recorded at fair value on a recurring basis.

As of June 30, 2009 and March 31, 2009, our financial assets and liabilities that are measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
	As of June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$723	$723	$—	$—	Cash equivalents
U.S. Treasury securities	203	203	—	—	Short-term investments and cash equivalents
Corporate bonds	181	—	181	—	Short-term investments and cash equivalents
U.S. agency securities	165	—	165	—	Short-term investments and cash equivalents
Commercial paper	92	—	92	—	Short-term investments and cash equivalents
Asset-backed securities	7	—	7	—	Short-term investments
Available-for-sale equity securities	440	440	—	—	Marketable equity securities
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Foreign currency derivatives	1	—	1	—	Other current assets

Total assets at fair value	$1,823	$1,377	$446	$—

	As of March 31, 2009	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$1,069	$1,069	$—	$—	Cash equivalents
U.S. Treasury securities	212	212	—	—	Short-term investments and cash equivalents
Corporate bonds	133	—	133	—	Short-term investments and cash equivalents
U.S. agency securities	118	—	118	—	Short-term investments and cash equivalents
Commercial paper	118	—	118	—	Short-term investments and cash equivalents
Asset-backed securities	15	—	15	—	Short-term investments
Available-for-sale equity securities	365	365	—	—	Marketable equity securities
Deferred compensation plan assets (a)	9	9	—	—	Other assets
Foreign currency derivatives	2	—	2	—	Other current assets

Total assets at fair value	$2,041	$1,655	$386	$—

(a)	The deferred compensation plan assets consist of various mutual funds.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We reviewed our financial and nonfinancial assets and liabilities for the three months ended June 30, 2009 and our financial assets and liabilities for the three months ended June 30, 2008 and concluded that there were no material impairment charges during each of these periods.

(3) FINANCIAL INSTRUMENTS

On April 1, 2009, we adopted FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. See Note 2 for information on the methods and assumptions used to estimate the fair value of our financial instruments.

Cash, Cash Equivalents, Short-Term Investments and Foreign Currency Option Contracts

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2009 and March 31, 2009 (in millions):

	As of June 30, 2009				As of March 31, 2009
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Cash and cash equivalents:
Cash	$468	$—	$—	$468	$490	$—	$—	$490
Money market funds	723	—	—	723	1,069	—	—	1,069
U.S. agency securities	11	—	—	11	9	—	—	9
Commercial paper	1	—	—	1	39	—	—	39
U.S. Treasury securities	1	—	—	1	12	—	—	12
Corporate bonds	1	—	—	1	2	—	—	2

Cash and cash equivalents	1,205	—	—	1,205	1,621	—	—	1,621

Short-term investments:
U.S. Treasury securities	201	1	—	202	198	2	—	200
Corporate bonds	178	2	—	180	130	1	—	131
U.S. agency securities	153	1	—	154	108	1	—	109
Commercial paper	91	—	—	91	79	—	—	79
Asset-backed securities	7	—	—	7	15	—	—	15

Short-term investments	630	4	—	634	530	4	—	534

Cash, cash equivalents and short-term investments	$1,835	$4	$—	$1,839	$2,151	$4	$—	$2,155

As of June 30, 2009 and March 31, 2009, we had less than $1 million in each period in gross unrealized losses primarily attributable to our corporate bonds and U.S. Treasury securities. As of June 30, 2009 and March 31, 2009, these gross unrealized losses were primarily in loss positions for less than 12 months.

We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent and ability to hold the investments for a period of a time sufficient to allow for any anticipated recovery in market value, as well as any contractual terms impacting the prepayment or settlement process. Based on our review, we did not consider the investments listed above to be other-than-temporarily impaired as of June 30, 2009 and March 31, 2009.

Gross realized gains of $2 million were recognized from the sale of short-term investments for the three months ended June 30, 2009. Gross realized gains and losses of less than $1 million each were recognized from the sale of short-term investments for the three months ended June 30, 2008. Realized gains and losses are calculated based on the specific identification method.

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of June 30, 2009 and March 31, 2009 (in millions):

	As of June 30, 2009		As of March 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments excluding asset-backed securities
Due in 1 year or less	$179	$179	$245	$245
Due in 1-2 years	191	192	156	159
Due in 2-3 years	253	256	114	115
Asset-backed securities
Weighted average maturity less than 1 year	7	7	15	15

Short-term investments	$630	$634	$530	$534

Asset-backed securities are separately disclosed as they are not due at a single maturity date. Our portfolio only includes asset-backed securities that have weighted-average maturities of three years or less.

As of June 30, 2009, our foreign currency option contracts had a cost of $4 million, gross unrealized gains of less than $1 million, gross unrealized losses of $3 million and a fair value of $1 million. As of March 31, 2009, our foreign currency option contracts had a cost of $3 million, gross unrealized losses of $1 million and a fair value of $2 million. See Note 4 for information regarding our derivative financial instruments.

Marketable Equity Securities

Our investments in marketable equity securities consist of investments in common stock of publicly traded companies and are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended.

Marketable equity securities consisted of the following (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2009	$159	$281	$—	$440
As of March 31, 2009	$175	$190	$—	$365

We evaluate our investments for impairment quarterly. If we conclude that an investment is other-than-temporarily impaired, we will recognize an impairment charge at that time.

During the three months ended June 30, 2009 and 2008, we recognized impairment charges of $16 million on our investment in The9 and $5 million on our Neowiz common shares, respectively. Due to various factors, including but not limited to, a change in the financial condition of one of the investee’s business and the extent and duration during which the market prices had been below cost, respectively, we concluded the decline in values were other-than-temporary as defined by SFAS No. 115, as amended. The $16 million and $5 million impairments for the three months ended June 30, 2009 and 2008, respectively, are included in losses on strategic investments on our Condensed Consolidated Statements of Operations.

We did not have any realized gains or losses from the sale of marketable equity securities for the three months ended June 30, 2009 and 2008.

Other Investments Included in Other Assets

Our other investments consist principally of non-voting preferred shares in two companies whose common stock is publicly traded and are accounted for under the cost method as prescribed by APB No. 18, The Equity Method of Accounting for Investment in Common Stock, as amended. We evaluate our investments for impairment quarterly. If we conclude that an investment is other-than-temporarily impaired, we will recognize an impairment charge at that time.

During the three months ended June 30, 2009, we did not recognize any impairment charges with respect to these investments. During the three months ended June 30, 2008, we recognized an impairment charge of $1 million with respect to one of these investments. Due to various factors, including but not limited to, the extent and duration during which the fair value had been below cost, we concluded the decline in value was other-than-temporary. The $1 million impairment for the three months ended June 30, 2008, is included in losses on strategic investments on our Condensed Consolidated Statements of Operations.

(4) DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in other current assets or accrued and other current liabilities, respectively, in our Condensed Consolidated Balance Sheets. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency option contracts, generally with maturities of 15 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. In addition, we utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of approximately three months or less and are transacted near month-end. At each quarter end, the fair value of the foreign currency forward contracts generally is not significant. We do not use foreign currency option or foreign currency forward contracts for speculative or trading purposes.

The information on the location and amounts of our derivative instruments that were reported at fair value in our Condensed Consolidated Balance Sheets as of June 30, 2009 and March 31, 2009 is as follows (in millions):

	Derivative Assets Reported in Other Current Assets (a)
	As of June 30, 2009	As of March 31, 2009
Foreign currency option contracts designated as hedging instruments under SFAS No. 133 (b)	$1	$2

(a)

As of June 30, 2009 and March 31, 2009, the fair value of our foreign currency forward contracts not designated as hedging instruments under SFAS No. 133 was immaterial and was reported in other current assets and accrued and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets.

(b)

See Note 2 for information on our valuation techniques used to estimate the fair value of our derivative instruments and see Note 13 for the net-of-tax amounts of our unrealized gains (losses) on foreign currency option contracts.

Cash Flow Hedging Activities

Our foreign currency option contracts are designated and qualify as cash flow hedges under SFAS No. 133. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression, as well as other timing and probability criteria required by SFAS No. 133. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net, in our Condensed Consolidated Statements of Operations. The effective portion of hedges recognized in accumulated other comprehensive income will be reclassified to earnings within 12 months. As of June 30, 2009, we had foreign currency option contracts to purchase approximately $9 million in foreign currency and to sell approximately $152 million of foreign currencies. As of June 30, 2009, these foreign currency option contracts outstanding had a total fair value of $1 million and are included in other current assets. As of March 31, 2009, we had foreign currency option contracts to purchase approximately $19 million in foreign currency and to sell approximately $65 million of foreign currencies. As of March 31, 2009, these foreign currency option contracts outstanding had a total fair value of $2 million and are included in other current assets.

The effect of derivative instruments on our Condensed Consolidated Statement of Operations for the three months ended June 30, 2009 was as follows (in millions):

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion) (a)
Foreign currency option contracts designated as hedging instruments under SFAS No. 133 (b)	$(2)	Net revenue	$2

(a)

We had an immaterial amount in losses reclassified from accumulated OCI into research and development expenses on our Condensed Consolidated Statement of Operations. See Note 13 for additional information on the net-of-tax amounts of our realized gains and losses on foreign currency option contracts designated as hedging instruments under SFAS No. 133.

(b)

We had an immaterial amount in losses recognized in income on derivative (ineffective portion) in interest and other income, net, on our Condensed Consolidated Statement of Operations. See Note 13 for the net-of-tax amounts of our unrealized gains (losses) on foreign currency option contracts designated as hedging instruments under SFAS No. 133.

Balance Sheet Hedging Activities

Our foreign currency forward contracts are not designated as hedging instruments under SFAS No. 133. Accordingly, any gains or losses resulting from changes in the fair value of the foreign currency forward contracts are reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated assets and liabilities, which are also reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. As of June 30, 2009, we had foreign currency forward contracts to purchase and sell approximately $211 million in foreign currencies. Of this amount, $186 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $22 million to purchase foreign currencies in exchange for U.S. dollars and $3 million to sell foreign currencies in exchange for British pounds sterling. As of March 31, 2009, we had foreign currency forward contracts to purchase and sell approximately $63 million in foreign currencies. Of this amount, $53 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $7 million to purchase foreign currencies in exchange for U.S. dollars and $3 million to sell foreign currencies in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was immaterial as of June 30, 2009 and March 31, 2009.

The effect of derivative instruments on our Condensed Consolidated Statement of Operations for the three months ended June 30, 2009, was as follows (in millions):

	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
Foreign currency forward contracts not designated as hedging instruments under SFAS No. 133	Interest and other income, net	$(8)

(5) BUSINESS COMBINATIONS

On April 1, 2009, we adopted SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations, which requires the recognition of assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree at the acquisition date based on their fair value with limited exceptions. SFAS No. 141(R) changes the accounting treatment for certain specific items and includes a substantial number of new disclosure requirements. The adoption of SFAS No. 141(R) did not have a significant impact on our Condensed Consolidated Financial Statements for the three months ended June 30, 2009.

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET

The changes in the carrying amount of goodwill are as follows (in millions):

	As of March 31, 2009	Goodwill Acquired	Effects of Foreign Currency Translation	As of June 30, 2009
Label Segment	$667	$—	$5	$672
EA Mobile Segment	140	2	—	142

Total	$807	$2	$5	$814

Acquisition-related intangibles, net, consist of the following (in millions):

	As of June 30, 2009			As of March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Developed and Core Technology	$249	$(132)	$117	$249	$(128)	$121
Trade Name	87	(50)	37	86	(43)	43
Carrier Contracts and Related	85	(52)	33	85	(51)	34
Subscribers and Other Intangibles	52	(31)	21	51	(28)	23

Total	$473	$(265)	$208	$471	$(250)	$221

Amortization of intangibles for the three months ended June 30, 2009 and 2008 was $15 million (of which $3 million was recognized as cost of goods sold) and $18 million (of which $3 million was recognized as cost of goods sold), respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the term of the related agreement, typically from two to fifteen years. As of June 30, 2009 and March 31, 2009, the weighted-average remaining useful life for finite-lived intangible assets was approximately 5.8 years and 6.0 years, respectively.

As of June 30, 2009, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2010 (remaining nine months)	$42
2011	52
2012	36
2013	21
2014	14
Thereafter	43

Total	$208

(7) RESTRUCTURING CHARGES

Restructuring information as of June 30, 2009 was as follows (in millions):

	Fiscal 2009 Restructuring			Fiscal 2008 Reorganization			Other Restructurings
	Workforce	Facilities- related	Other	Workforce	Facilities- related	Other	Workforce	Facilities- related	Other	Total
Balances as of March 31, 2008	$—	$—	$—	$1	$—	$4	$—	$9	$—	$14
Charges to operations	32	7	2	—	22	12	4	1	—	80
Charges settled in cash	(24)	(1)	—	(1)	—	(13)	(4)	(3)	—	(46)
Charges settled in non-cash	—	(1)	(2)	—	(22)	—	—	—	—	(25)

Balances as of March 31, 2009	8	5	—	—	—	3	—	7	—	23
Charges to operations	—	9	—	—	3	2	—	—	—	14
Charges settled in cash	(4)	—	—	—	—	(2)	—	—	—	(6)
Charges settled in non-cash	—	(4)	—	—	(3)	—	—	—	—	(7)
Accrual reclassification	—	—	—	—	—	—	—	(7)	—	(7)

Balances as of June 30, 2009	$4	$10	$—	$—	$—	$3	$—	$—	$—	$17

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

Since the inception of the fiscal 2009 restructuring plan through June 30, 2009, we have incurred charges of $50 million, of which (1) $32 million were for employee-related expenses, (2) $16 million related to the closure of certain of our facilities, and (3) $2 million related to asset impairments. The restructuring accrual of $14 million as of June 30, 2009 related to our fiscal 2009 restructuring is expected to be settled by September 2016. This accrual is included in other accrued expenses presented in Note 9 of the Notes to Condensed Consolidated Financial Statements.

During the remainder of fiscal year 2010, we anticipate incurring between $5 million and $10 million of restructuring charges related to the fiscal 2009 restructuring. Overall, including charges incurred through June 30, 2009, we expect to incur total cash and non-cash charges between $55 million and $60 million by March 2010. These charges will consist primarily of employee-related costs (approximately $35 million), facility exit costs (approximately $20 million), as well as other costs including asset impairment costs (approximately $2 million).

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

Since the inception of the fiscal 2008 reorganization plan through June 30, 2009, we have incurred charges of $136 million, of which (1) $12 million were for employee-related expenses, (2) $83 million related to the closure of our Chertsey, England and Chicago, Illinois facilities, which included asset impairment and lease termination costs, and (3) $41 million related to other costs including other contract terminations, as well as IT and consulting costs to assist in the reorganization of our business support functions. The restructuring accrual of $3 million as of June 30, 2009 related to our fiscal 2008 reorganization is expected to be settled by March 2010. This accrual is included in other accrued expenses presented in Note 9 of the Notes to Condensed Consolidated Financial Statements. In addition, over the next three months, we expect to incur IT and consulting costs in connection with the reorganization of our business support functions.

During the remainder of fiscal year 2010, we anticipate incurring between $5 million and $10 million of restructuring charges related to the fiscal 2008 reorganization. Overall, including charges incurred through June 30, 2009, we expect to incur total cash and non-cash charges between $140 million and $145 million by March 2010. These charges will consist primarily of employee-related costs (approximately $12 million), facility exit costs (approximately $85 million), as well as other reorganization costs including other contract terminations and IT and consulting costs to assist in the reorganization of our business support functions (approximately $45 million).

Other Restructurings

We also engaged in various other restructurings based on management decisions. From April 1, 2008 through June 30, 2009, $7 million in cash had been paid out under these restructuring plans. The $7 million restructuring accrual as of March 31, 2009 was reclassified as of June 30, 2009 to other liabilities on our Condensed Consolidated Balance Sheet.

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

Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Royalty liabilities are classified as current liabilities to the extent such royalty obligations are contractually due within the next twelve months. As of June 30, 2009 and March 31, 2009, approximately $41 million and $37 million, respectively, of minimum guaranteed royalty obligations had been recognized and are included in the royalty-related assets and liabilities tables below.

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment based on the provisions of SFAS No. 144 (i.e., on an undiscounted cash flow basis when impairment indicators exist). Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated consistent with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. During the three months ended June 30, 2009, we recognized impairment charges of $1 million. We had no loss or impairment charges during the three months ended June 30, 2008.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of June 30, 2009	As of March 31, 2009
Other current assets	$109	$74
Other assets	50	47

Royalty-related assets	$159	$121

At any given time, depending on the timing of our payments to our co-publishing and/or distribution affiliates, content licensors and/or independent software developers, we recognize unpaid royalty amounts owed to these parties as accrued liabilities. The current and long-term portions of accrued royalties, included in accrued and other current liabilities and other liabilities, consisted of (in millions):

	As of June 30, 2009	As of March 31, 2009
Accrued and other current liabilities	$219	$237
Other liabilities	34	29

Royalty-related liabilities	$253	$266

In addition, as of June 30, 2009, we were committed to pay approximately $1,411 million to content licensors, independent software developers and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements.

(9) BALANCE SHEET DETAILS

Inventories

Inventories as of June 30, 2009 and March 31, 2009 consisted of (in millions):

	As of June 30, 2009	As of March 31, 2009
Raw materials and work in process	$10	$7
In-transit inventory	13	9
Finished goods	192	201

Inventories	$215	$217

Property and Equipment, Net

Property and equipment, net, as of June 30, 2009 and March 31, 2009 consisted of (in millions):

	As of June 30, 2009	As of March 31, 2009
Computer equipment and software	$684	$663
Buildings	151	143
Leasehold improvements	121	125
Office equipment, furniture and fixtures	67	63
Land	11	11
Warehouse equipment and other	14	14
Construction in progress	19	16

	1,067	1,035
Less accumulated depreciation	(726)	(681)

Property and equipment, net	$341	$354

Depreciation expense associated with property and equipment amounted to $32 million and $31 million for the three months ended June 30, 2009 and 2008, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities as of June 30, 2009 and March 31, 2009 consisted of (in millions):

	As of June 30, 2009	As of March 31, 2009
Other accrued expenses	$241	$237
Accrued royalties	219	237
Deferred net revenue (other)	103	107
Accrued compensation and benefits	98	142

Accrued and other current liabilities	$661	$723

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements and other revenue for which revenue recognition criteria has not been met.

Deferred Net Revenue (Packaged Goods and Digital Content)

Deferred net revenue (packaged goods and digital content) was $433 million as of June 30, 2009 and $261 million as of March 31, 2009. Deferred net revenue (packaged goods and digital content) includes the deferral of (1) the total net revenue from bundle sales of certain online-enabled packaged goods and digital content for which either we do not have vendor-specific objective evidence of fair value (“VSOE”) for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) revenue from certain packaged goods sales of massively-multiplayer online role-playing games, and (3) revenue from the sale of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions.” We recognize revenue from sales of online-enabled packaged goods and digital content for which we do not have VSOE for the online service that we provided in connection with the sale and the obligation we had to deliver incremental unspecified digital content in the future without an additional fee on a straight-line basis over an estimated six month period beginning in the month after shipment. However, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

(10) INCOME TAXES

In accordance with APB No. 28, Interim Financial Reporting, as amended, we are required to estimate our annual effective tax rate at the end of each quarterly period. We are also required to record the tax effect of certain discrete items, which are unusual or occur infrequently, in the interim period in which they occur, including changes in judgment about deferred tax valuation allowances. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

We account for income taxes under SFAS No. 109, which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement amount and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires that a valuation allowance must be established against deferred tax assets when, for purposes of SFAS No. 109, it is considered more likely than not that all or a portion of deferred tax assets will not be realized. In making this determination, we are required under SFAS No. 109 to give significant weight to evidence that can be objectively verified. SFAS No. 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results, particularly in light of the recent deterioration of the economic environment. Therefore, cumulative losses weigh heavily in the overall assessment. Based on the assumptions and requirements noted above, we have recorded a valuation allowance against most of our U.S. deferred tax assets. In addition, we expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggest that these benefits are more likely than not to be realized.

In determining the valuation allowance we recorded at June 30, 2009, we did not include as a source of future taxable income the taxable temporary difference related to the accumulated tax depreciation on our headquarters facilities in Redwood City, California. These facilities were subject to leases which expired in July 2009, and had been accounted for as operating leases in accordance with SFAS No. 13, Accounting for Leases, as amended. On July 13, 2009, we purchased the facilities concurrent with the expiration and extinguishment of the lessor’s financing agreements. The aggregate purchase price of the facilities was approximately $247 million. As a result, we will be able to include a significant portion of the related temporary difference as a source of future taxable income in determining our valuation allowance, and therefore anticipate recording a reduction in our valuation allowance of approximately $35 million to $40 million in our fiscal quarter ended September 30, 2009.

On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit overturned a 2005 Tax Court decision in Xilinx Inc. v. Commissioner (“Xilinx”). The Court’s decision changes the tax treatment of share-based compensation expenses for the purpose of determining intangible development costs under a company’s research and development cost sharing arrangement. The Court held that related parties to such an arrangement must share stock option costs, notwithstanding the U.S. Tax Court finding that unrelated parties in such an arrangement would not share such costs. The case is subject to further appeal. Nevertheless, as a result of this decision, we have recorded additional reserves for unrecognized tax benefits of approximately $56 million. These reserves relate primarily to windfall tax benefits recognized for stock-based compensation, and were therefore recorded as reductions in paid-in capital.

A portion of the additional reserves for unrecognized tax benefits recorded as a result of the Xilinx decision were included as a source of taxable income in determining the valuation allowance we recorded at June 30, 2009. As a result, we recorded a tax benefit of approximately $11 million in the three months ended June 30, 2009 for the corresponding reduction in the valuation allowance.

The tax benefit reported for the three months ended June 30, 2009 is based on our projected annual effective tax rate for fiscal year 2010, and also includes certain discrete tax charges recorded during the period. Our effective tax rates for the three months ended June 30, 2009 and 2008 were a tax benefit of 9.0 percent and a tax expense of 8.1 percent, respectively. The effective tax rate for the three months ended June 30, 2009 differs from the statutory rate of 35.0 percent primarily due to U.S. losses for which no benefit is recognized, non-U.S. losses with a reduced or zero tax benefit, partially offset by benefits related to the resolution of examinations by taxing authorities and reductions in the valuation allowance on U.S. deferred tax assets. The effective tax rate for the three months ended June 30, 2009 differs from the same periods in fiscal year 2009 primarily due to reduced or zero tax benefit on losses incurred, tax charges incurred in fiscal year 2009 related to our integration of VGH, and tax benefits related to the resolution of tax examinations.

During the three months ended June 30, 2009, we recorded approximately $21 million of previously unrecognized tax benefits and reduced our accrual for interest and penalties by approximately $12 million due to the expiration of statutes of limitation in the United Kingdom.

During the three months ended June 30, 2009, we recorded a net increase of $45 million in gross unrecognized tax benefits. This includes the increase related to the Xilinx case, offset by the reduction in reserves related to the statute expiration in the United Kingdom. The total gross unrecognized tax benefits as of June 30, 2009 is $323 million, of which approximately $56 million would be offset by prior cash deposits to tax authorities for issues pending resolution. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of June 30, 2009, approximately $149 million of the unrecognized tax benefits would affect our effective tax rate, approximately $67 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance, and approximately $58 million would increase paid-in capital.

During the three months ended June 30, 2009, we recorded a net increase in tax expense of $4 million for accrued interest and penalties related to tax positions taken on our tax returns, net of a reduction related to statute expiration in the United Kingdom. As of June 30, 2009, the combined amount of accrued interest and penalties related to uncertain tax positions was approximately $60 million.

The Internal Revenue Service (“IRS”) has completed its examination of our federal income tax returns through fiscal year 2005. As of June 30, 2009, the IRS had proposed, and we had agreed to, certain adjustments to our tax returns. The effects of these adjustments have been considered in estimating our future obligations for unrecognized tax benefits and are not expected to have a material impact on our financial position or results of operations. As of June 30, 2009, we had not agreed to certain other proposed adjustments for fiscal years 1997 through 2005, and those issues were pending resolution by the Appeals section of the IRS. Furthermore, the IRS has commenced an examination of our fiscal year 2006, 2007 and 2008 tax returns. We are also under income tax examination in Canada for fiscal years 2004 and 2005, in France for fiscal years 2006 through 2008, and in Germany for fiscal years 2004 through 2007. We remain subject to income tax examination in Canada for fiscal years 2000 and after 2001, in France for fiscal years after 2005, in Germany for fiscal years after 2003, in the United Kingdom for fiscal years after 2007, and in Switzerland for fiscal years after 2006.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $70 million of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

(11) COMMITMENTS AND CONTINGENCIES

Lease Commitments and Residual Value Guarantees

As of June 30, 2009, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

In February 1995, we entered into a build-to-suit lease (“Phase One Lease”) with a term expiring in January 2039 for our headquarters facilities in Redwood City, California (“Phase One Facilities”). The Phase One Facilities comprise a total of approximately 350,000 square feet and provide space for sales, marketing, administration and research and development functions. The lessor extended its loan financing underlying the Phase One Lease with its lenders on several occasions, whereby the financing was extended through July 2009. Upon the expiration of the lease financing arrangement, the terms of the Phase One Lease provided for our purchase of the Phase One Facilities for a purchase price of $132 million.

In December 2000, we entered into a second build-to-suit lease (“Phase Two Lease”) for a five and one-half year term to expand our Redwood City, California, headquarters facilities and develop adjacent property (“Phase Two Facilities”). Construction of the Phase Two Facilities was completed in June 2002. The Phase Two Facilities comprise a total of approximately 310,000 square feet and provide space for sales, marketing, administration and research and development functions. The lessor extended the lease term and its loan financing underlying the Phase Two Lease with its lenders on several occasions, whereby the financing was extended through July 2009. Upon the expiration of the lease financing arrangement, the terms of the Phase Two Lease provided for our purchase of the Phase Two Facilities for a purchase price of $115 million.

The two lease agreements described above require us to maintain certain financial covenants. The following table sets forth the financial covenants, all of which we were in compliance with as of June 30, 2009.

Financial Covenants	Requirements for the Quarter Ended June 30, 2009		Actual as of June 30, 2009
Consolidated Net Worth (in millions)	equal to or greater than	$ 2,430	$3,001
Fixed Charge Coverage Ratio	equal to or greater than	1.10:1.00	2.71:1.00
Total Consolidated Debt to Capital	equal to or less than	60%	7.6%
Quick Ratio	equal to or greater than	3.00:1.00	8.97:1.00

On July 13, 2009, we purchased the Phase One and Phase Two Facilities concurrent with the expiration and extinguishment of the lessor’s financing agreements. The aggregate purchase price of the facilities was approximately $247 million. We had accounted for the lease arrangements as operating leases in accordance with SFAS No. 13, as amended. Subsequent to our purchase, we will classify the Phase One and Phase Two Facilities on our Condensed Consolidated Balance Sheet as property and equipment, net and will recognize depreciation expense for the property acquired on a straight-line basis over the estimated useful lives, excluding the land acquired.

The following table summarizes our minimum contractual obligations as of June 30, 2009 (in millions):

Fiscal Year Ending March 31,	Leases (a)
2010 (remaining nine months)	$42
2011	41
2012	29
2013	22
2014	16
Thereafter	31

Total	$181

(a)

Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $12 million due in the future under noncancelable sub-leases.

The amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements.

Legal proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our condensed consolidated financial position or results of operations.

(12) STOCK-BASED COMPENSATION

We are required to estimate the fair value of share-based payment awards on the date of grant. We recognize compensation costs for stock-based payment transactions to employees based on their grant-date fair value over the service period for which such awards are expected to vest. The fair value of restricted stock units is determined based on the quoted price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the Black-Scholes valuation model. The determination of fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the Black-Scholes valuation calculation:

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

•	Expected dividends.

The assumptions used in the Black-Scholes valuation model to value our option grants were as follows:

	Stock Option Grants
	Three Months Ended June 30,
	2009	2008
Risk-free interest rate	1.8 - 3.0%	3.3 - 3.8%
Expected volatility	43 - 48%	32 - 34%
Weighted-average volatility	46%	33%
Expected term	4.1 years	4.4 years
Expected dividends	None	None

There were no ESPP shares valued or issued during the three months ended June 30, 2009 and 2008.

Employee stock-based compensation expense recognized during the three months ended June 30, 2009 and 2008 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and our ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2009	2008
Cost of goods sold	$1	$1
Marketing and sales	3	5
General and administrative	5	10
Research and development	24	34

Stock-based compensation expense	33	50
Benefit from income taxes	—	(9)

Stock-based compensation expense, net of tax	$33	$41

As of June 30, 2009, our total unrecognized compensation cost related to stock options was $159 million and is expected to be recognized over a weighted-average service period of 2.4 years. As of June 30, 2009, our total unrecognized compensation cost related to restricted stock, restricted stock units and notes payable in shares of common stock (collectively referred to as “restricted stock rights”) was $284 million and is expected to be recognized over a weighted-average service period of 2.4 years.

The following table summarizes our stock option activity for the three months ended June 30, 2009:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2009	34,360	$42.04
Granted	2,506	20.76
Exercised	(191)	14.72
Forfeited, cancelled or expired	(2,396)	42.53

Outstanding as of June 30, 2009	34,279	40.60	6.1	$21

Exercisable as of June 30, 2009	22,327	43.85	4.6	$3

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of June 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2009 and 2008 was $8.02 and $15.61, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.

The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit grants discussed below, for the three months ended June 30, 2009:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2009	7,559	$42.76
Granted	1,776	20.76
Vested	(541)	48.27
Forfeited or cancelled	(314)	45.26

Balance as of June 30, 2009	8,480	37.71

The weighted-average grant date fair value of restricted stock rights is based on the quoted market value of our common stock on the date of grant. The weighted-average grant date fair value of restricted stock rights granted during the three months ended June 30, 2009 and 2008 was $20.76 and $47.61, respectively.

The following table summarizes our performance-based restricted stock unit activity for the three months ended June 30, 2009:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2009	3,008	$47.59
Granted	69	21.04
Vested	—	—
Forfeited or cancelled	(175)	49.55

Balance as of June 30, 2009	2,902	46.84

The weighted-average grant date fair value of performance-based restricted stock units is based on the quoted market value of our common stock on the date of grant. The weighted-average grant date fair value of performance-based restricted stock units granted during the three months ended June 30, 2009 and 2008 was $21.04 and $49.60, respectively.

At our Annual Meeting of Stockholders, held on July 29, 2009, our stockholders approved our Employee Stock Option Exchange Program. Our stockholders also approved amendments to the 2000 Equity Incentive Plan (the “Equity Plan”) to (a) increase the number of shares authorized for issuance under the Equity Plan by 20.8 million shares and (b) amend the Equity Plan so that each share subject to a full value stock award would reduce the number of shares available for issuance by 1.43 shares, instead of the current multiple of 1.82 shares. Our stockholders also approved an amendment to the ESPP to increase the number of shares authorized under the ESPP by 3 million shares.

(13) COMPREHENSIVE LOSS

We are required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. Accumulated other comprehensive income primarily includes foreign currency translation adjustments, and the net-of-tax amounts for unrealized gains (losses) on investments and unrealized gains (losses) on derivative instruments designated as cash flow hedges. Foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

The components of comprehensive loss for the three months ended June 30, 2009 and 2008 are summarized as follows (in millions):

	Three Months Ended June 30,
	2009	2008
Net loss	$(234)	$(95)

Other comprehensive income:
Change in unrealized gains (losses) on investments, net of immaterial taxes	77	(2)
Reclassification adjustment for losses realized on investments, net of immaterial taxes	15	5
Change in unrealized losses on derivative instruments, net of immaterial taxes	(2)	(1)
Reclassification adjustment for (gains) losses on derivative instruments, net of immaterial taxes	(2)	1
Foreign currency translation adjustments	37	—

Total other comprehensive income	125	3

Total comprehensive loss	$(109)	$(92)

(14) NET LOSS PER SHARE

As a result of our net loss for the three months ended June 30, 2009 and 2008, we have excluded certain stock awards from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 1 million shares and 7 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share for the three months ended June 30, 2009 and 2008, respectively.

Options to purchase and restricted stock units to be released in the amount of 38 million shares and 19 million shares of common stock were excluded from the computation of diluted shares for the three months ended June 30, 2009 and 2008, respectively, as their inclusion would have had an antidilutive effect. For the three months ended June 30, 2009 and 2008, the weighted-average exercise price of these shares was $36.89 and $53.42 per share, respectively.

(15) SEGMENT INFORMATION

Our reporting segments are based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

Our business is currently organized around three operating labels, EA Games, EA SPORTS and EA Play, as well as EA Interactive, which reports into our Publishing business. In addition, our CODM regularly receives separate financial information for two distinct businesses within the EA Interactive organization: EA Mobile and Pogo. Accordingly, in assessing performance and allocating resources, our CODM reviews the results of our three Labels, as well as the two operating segments in EA Interactive: EA Mobile and Pogo. Due to their similar economic characteristics, products and distribution methods, EA Games, EA SPORTS, EA Play and Pogo’s results are aggregated into one Reportable Segment (the “Label segment”) as shown below. The remaining operating segment’s results are not material for separate disclosure and are included in the reconciliation of Label segment profit (loss) to consolidated operating loss below. In addition to assessing performance and allocating resources based on our operating segments as described herein, to a lesser degree, our CODM also continues to review results based on geographic performance.

The following table summarizes the financial performance of the Label segment and a reconciliation of the Label segment’s profit (loss) to our consolidated operating loss for the three months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,
	2009	2008
Label segment:
Net revenue	$739	$538
Depreciation and amortization	(15)	(18)
Other expenses	(637)	(580)

Label segment profit (loss)	87	(60)
Reconciliation to consolidated operating loss:
Other:
Change in deferred net revenue (packaged goods and digital content)	(172)	195
Other net revenue	77	71
Depreciation and amortization	(32)	(31)
Other expenses	(205)	(272)

Consolidated operating loss	$(245)	$(97)

Label segment profit (loss) differs from the consolidated operating loss primarily due to the exclusion of (1) certain corporate and other functional costs that are not allocated to the Labels, (2) the deferral of certain net revenue related to online-enabled packaged goods and digital content (see Note 9 of the Notes to Condensed Consolidated Financial Statements), and (3) the results of EA Mobile. Our CODM reviews assets on a consolidated basis and not on a segment basis.

Information about our total net revenue by platform for the three months ended June 30, 2009 and 2008 is presented below (in millions):

	Three Months Ended June 30,
	2009	2008
Consoles
Wii	$161	$109
PLAYSTATION 3	121	162
Xbox 360	73	134
PlayStation 2	27	96

Total Consoles	382	501
Mobile Platforms
Wireless	50	44
PSP	38	58
Nintendo DS	28	21

Total Mobile	116	123
PC	124	152
Licensing and Other	22	28

Total Net Revenue	$644	$804

Information about our operations in North America, Europe and Asia for the three months ended June 30, 2009 and 2008 is presented below (in millions):

	North America	Europe	Asia	Total
Three months ended June 30, 2009
Net revenue from unaffiliated customers	$343	$258	$43	$644
Long-lived assets	1,150	169	44	1,363

Three months ended June 30, 2008
Net revenue from unaffiliated customers	$429	$329	$46	$804
Long-lived assets	1,628	178	28	1,834

Our direct sales to GameStop Corp. and Wal-Mart Stores, Inc. represented approximately 13 percent and 12 percent of total net revenue for the three months ended June 30, 2009, respectively, and approximately 12 percent and 14 percent of total net revenue for the three months ended June 30, 2008, respectively.

(16) COLLABORATIVE ARRANGEMENTS

On April 1, 2009, we adopted Emerging Issues Task Force (“EITF”) 07-01, Accounting for Collaborative Arrangements. EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The adoption of EITF 07-01 did not have a significant impact on our Condensed Consolidated Financial Statements for the three months ended June 30, 2009 and 2008.

(17) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends the consolidation guidance for variable interest entities under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, and requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of SFAS No. 167 to have a material impact on our Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification as the source of authoritative United States generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS No. 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The adoption of SFAS No.168 will not have an impact on our Condensed Consolidated Financial Statements.

(18) SUBSEQUENT EVENTS

We have evaluated our Condensed Consolidated Financial Statements for subsequent events through the date of this report, which represents the issuance date of this Form 10-Q.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Electronic Arts Inc.:

We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of July 4, 2009, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended July 4, 2009 and June 28, 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts Inc., and subsidiaries as of March 28, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated May 21, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 28, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Mountain View, California
August 10, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed in this report under the heading “Risk Factors” in Part II, Item 1A, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 as filed with the Securities and Exchange Commission (“SEC”) on May 22, 2009 and in other documents we have filed with the SEC.

OVERVIEW

The following overview is a top-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three months ended June 30, 2009, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the Condensed Consolidated Financial Statements and related notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 as filed with the SEC on May 22, 2009 and in other documents we have filed with the SEC.

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

Financial Results

Total net revenue for the three months ended June 30, 2009 was $644 million, down $160 million as compared to the three months ended June 30, 2008. At June 30, 2008, deferred net revenue associated with sales of online-enabled packaged goods and digital content decreased by $195 million as compared to March 31, 2008, directly increasing the amount of reported net revenue during the three months ended June 30, 2008. At June 30, 2009, deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $172 million as compared to March 31, 2009, directly reducing the amount of reported net revenue during the three months ended June 30, 2009. Without these changes in deferred net revenue, reported net revenue increased by approximately $207 million during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Net revenue for the three months ended June 30, 2009, was driven by EA SPORTS Active™, FIFA 09, and Need for Speed Undercover.

Net loss for the three months ended June 30, 2009 was $234 million as compared to a net loss of $95 million for the three months ended June 30, 2008. Diluted loss per share for the three months ended June 30, 2009 was $0.72 as compared to diluted loss per share of $0.30 for the three months ended June 30, 2008. Net loss increased during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 primarily as a result of (1) a decrease of $160 million in net revenue due to an increase in our deferred net revenue, (2) a $36 million increase in marketing and sales costs, and (3) a $25 million increase in cost of goods sold. These were partially offset by (1) a decrease of $44 million in research and development costs and (2) a decrease of $31 million in our income tax expense.

During the three months ended June 30, 2009, we used $328 million of cash in operating activities as compared to using $291 million of cash for the three months ended June 30, 2008. The increase in cash used in operating activities for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily due to the timing of the collection of our receivables. We collected a greater amount of our receivables during the three months ended June 30, 2008 as compared to the three months ended June 30, 2009.

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

Current Generation Game Consoles. Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. The current cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched their next-generation systems, the PLAYSTATION 3 and the Wii, respectively. Unlike past cycles, we believe this current cycle may be extended, partly due to the growth of online services and content, the greater graphic and processing power of the current-generation hardware and the introduction of new peripherals. However, growth in the installed base of the Xbox 360, the PLAYSTATION 3 and the Wii may slow down in light of the current economic environment. Consequently, our industry may experience slower growth than in recent years.

Online Content and Services. In addition to selling packaged goods games, we also provide a variety of electronically delivered products and services. Many of our games that are available as packaged goods products are also available by direct electronic download through the Internet (from websites that we maintain and others that we license). We also offer electronically delivered content and services that are add-ons or related to our packaged goods products (e.g., game enhancements or matchmaking services), and other games, content and services that are available only via electronic delivery (such as games for wireless devices, and Internet-only games and game services). Electronically delivered content and services are generally offered to consumers as subscription services, electronic downloads for a one-time fee, or on an advertising-supported basis. We have made significant investments in electronically delivered content and services, and we believe that this will become an increasingly important part of our business over time.

Mobile Platforms. Advances in mobile technology have resulted in a variety of new and evolving platforms for on-the-go interactive entertainment that appeal to a broad consumer base. Our efforts in mobile interactive entertainment are focused in two areas –packaged goods games for handheld game systems and downloadable games for wireless devices. We expect sales of games for wireless devices to continue to be an important part of our business worldwide.

Recent Developments

International Operations and Foreign Currency Exchange Impact. International sales are a fundamental part of our business. Net revenue from international sales accounted for approximately 47 percent of our total net revenue during both the three months ended June 30, 2009 and June 30, 2008. Our international net revenue was primarily driven by sales in Europe and, to a much lesser extent, in Asia. We believe that in order to succeed internationally, it is important to develop content locally that is specifically directed toward local cultures and customs. Year-over-year, we estimate that foreign exchange rates had an unfavorable impact on our net revenue of approximately $45 million, or 6 percent, for the three months ended June 30, 2009. During the three months ended June 30, 2009, the U.S. dollar strengthened against most major currencies, including the Euro and the British pound sterling. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency. If the U.S. dollar continues to strengthen against these currencies, then foreign exchange rates may continue to have an unfavorable impact on our results of operations and our financial condition.

Deferred Income Tax Valuation Allowance. We account for income taxes under Statement of Financial Accounting Standard (“SFAS”) SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires that a valuation allowance must be established against deferred tax assets when, for purposes of SFAS No. 109, it is considered more likely than not that all or a portion of deferred tax assets will not be realized. In making this determination, we are required under SFAS No. 109 to give significant weight to evidence that can be objectively verified. SFAS No. 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results, particularly in light of the recent deterioration of the economic environment. Therefore, cumulative losses weigh heavily in the overall assessment. In making our assessment, we are also required to consider the scheduled reversal of existing deferred tax liabilities, carry back of future deductible amounts allowed under current tax law, and tax planning strategies. Based on these requirements, we have recorded a valuation allowance against most of our U.S. deferred tax assets and expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggests that these benefits are more likely than not to be realized.

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

Revenue Recognition, Sales Returns, Allowances and Bad Debt Reserves

We derive revenue principally from sales of interactive software games designed for play on video game consoles (such as the PLAYSTATION 3, Xbox 360 and Wii), PCs, handheld game players (such as the PSP and Nintendo DS), and wireless devices (such as cellular phones and smart phones including the Apple iPhone™). We evaluate revenue recognition based on the criteria set forth in

Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. We evaluate and recognize revenue when all four of the following criteria are met:

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

There are various valuation techniques used to estimate fair value. These include (1) the market approach where market transactions for identical or comparable assets or liabilities are used to determine the fair value, (2) the income approach, which uses valuation techniques to convert future amounts (for example, future cash flows or future earnings) to a single present value amount, and (3) the cost approach, which is based on the amount that would be required to replace an asset. For many of our fair value estimates, including our estimates of the fair value of acquired intangible assets and acquired in-process technology, we use the income approach. Using the income approach requires the use of financial models, which require us to make various estimates including, but not limited to (1) the potential future cash flows for the asset or liability being measured, (2) the timing of receipt or payment of those future cash flows, (3) the time value of money associated with the delayed receipt or payment of such cash flows, and (4) the inherent risk associated with the cash flows (risk premium). Making these cash flow estimates are inherently difficult and subjective, and, if any of the estimates used to determine the fair value using the income approach turns out to be inaccurate, our financial results may be negatively impacted. Furthermore, relatively small changes in many of these estimates can have a significant impact to the estimated fair value resulting from the financial models or the related accounting conclusion reached. For example, a relatively small change in the estimated fair value of an asset may change a conclusion as to whether an asset is impaired.

While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to the assessments:

Business Combinations. We must estimate the fair value of assets acquired, liabilities and contingencies assumed, acquired in-process technology, and contingent consideration in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets and acquired in-process technology are amortized over various estimated useful lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, an asset that is not amortized. Determining the fair value of acquired assets requires an assessment of the highest and best use or the expected price to sell the asset and the related expected future cash flows. Determining the fair value of acquired in-process technology also requires an assessment of our expectations related to the use of that asset. Determining the fair value of an assumed liability requires an assessment of the expected cost to transfer the liability. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements.

Assessment of Impairment of Goodwill and Other Long-Lived Assets. Current accounting standards require that we assess the recoverability of purchased intangible assets and other long-lived assets at least annually or whenever events or changes in circumstances indicate the remaining value of the assets recorded on our Condensed Consolidated Balance Sheets is potentially impaired. In order to determine if a potential impairment has occurred, management must make various assumptions about the estimated fair value of the asset by evaluating future business prospects and estimated cash flows. For some assets, our estimated fair value is dependent upon predicting which of our products will be successful. This success is dependent upon several factors, which are beyond our control, such as which operating platforms will be successful in the marketplace. Also, our revenue and earnings are dependent on our ability to meet our product release schedules.

SFAS No. 142, Goodwill and Other Intangible Assets, requires a two-step approach to testing goodwill for impairment for each reporting unit annually, or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. Our reporting units are determined by the components of our operating segments that constitute a business for which both (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. SFAS No. 142 requires that the impairment test be performed at least annually by applying a fair-value-based test. The first step measures for impairment by applying fair-value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit.

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

Assessment of Impairment of Short-Term Investments, Marketable Equity Securities and Other Investments. We periodically review our short-term investments, marketable equity securities and other investments for impairment. Our short-term investments consist of securities with remaining maturities greater than three months at the time of purchase and our marketable equity securities consist of investments in common stock of publicly traded companies, both are accounted for as available-for-sale under the provisions of SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Unrealized gains and losses on our short-term investments and marketable equity securities are recorded to other comprehensive income, net of tax, until either (1) the security is sold or (2) we determine that the decline in the fair value of a security to a level below its cost basis is other-than-temporary. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the duration that the fair value has been less than the cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During the three months ended June 30, 2009 and 2008, we recognized impairment charges of $16 million and $5 million, respectively, on our marketable equity securities. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could have a material impact on our financial results.

Our other investments consist principally of non-voting preferred shares in two companies whose common stock is publicly traded and are accounted for under the cost method as prescribed by Accounting Principles Board (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock, as amended. We monitor these investments for impairment and make appropriate reductions in the carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of the investees. We had no impairment charges during the three months ended June 30, 2009. During the three months ended June 30, 2008, we recognized an impairment charge of $1 million on our other investments.

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

Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. These obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of June 30, 2009 and March 31, 2009, approximately $41 million and $37 million, respectively, of minimum guaranteed royalty obligations had been recognized.

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment based on the provisions of SFAS No. 144, Accounting for the Impairment or disposal of Long-Lived Assets, (i.e., on an undiscounted cash flow basis when impairment indicators exist). Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated consistent with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. During the three months ended June 30, 2009, we recognized impairment charges of $1 million. We had no loss or impairment charges during the three months ended June 30, 2008.

Income Taxes

We account for income taxes under SFAS No. 109, which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement amount and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires that a valuation allowance must be established against deferred tax assets when, for purposes of SFAS No. 109, it is considered more likely than not that all or a portion of deferred tax assets will not be realized. In making this determination, we are required under SFAS No. 109 to give significant weight to evidence that can be objectively verified. SFAS No. 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results, particularly in light of the recent deterioration of the economic environment. Therefore, cumulative losses weigh heavily in the overall assessment.

In addition to considering forecasts of future taxable income, we are also required to evaluate and quantify other possible sources of taxable income in order to assess the realization of our deferred tax assets, namely the reversal of existing deferred tax liabilities, the carry back of losses and credits as allowed under current tax law, and the implementation of tax planning strategies. Evaluating and quantifying these amounts involves significant judgments. Each source of income must be evaluated based on all positive and negative evidence, and involve assumptions about future activity. SFAS No. 109 provides that certain taxable temporary differences that are not expected to reverse during the carry forward periods permitted by tax law cannot be considered as a source of future taxable income that may be available to realize the benefit of deferred tax assets. For example, when determining the valuation allowance we recorded at June 30, 2009, we did not include as a source of future taxable income the taxable temporary difference related to the accumulated tax depreciation on our headquarters facilities in Redwood City, California. These facilities were subject to leases which expired in July 2009, and had been accounted for as operating leases in accordance with SFAS No. 13, Accounting for Leases, as amended. On July 13, 2009, we purchased the facilities concurrent with the expiration and extinguishment of the lessor’s financing agreements. The aggregate purchase price of the facilities was approximately $247 million. As a result, we will be able to include a significant portion of the related temporary differences as a source of future taxable income in determining our valuation allowance, and therefore anticipate recording a reduction in our valuation allowance of approximately $35 million to $40 million in our fiscal quarter ended September 30, 2009.

Based on the assumptions and requirements noted above, we have recorded a valuation allowance against most of our U.S. deferred tax assets. In addition, we expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggest that these benefits are more likely than not to be realized.

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

RESULTS OF OPERATIONS

Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2010 and 2009 contain 53 and 52 weeks, respectively, and end on April 3, 2010 and March 28, 2009, respectively. Our results of operations for the three months ended June 30, 2009 and 2008 contain 14 and 13 weeks, respectively, and ended on July 4, 2009 and June 28, 2008, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

During three months ended June 30, 2009 and 2008, we recognized total net revenue of $644 million and $804 million, respectively. Our total net revenue during the three months ended June 30, 2009 and 2008 includes $212 million and $309 million, respectively, recognized from sales of certain online-enabled packaged goods and digital content for which we were not able to objectively determine the fair value (as defined by U.S. Generally Accepted Accounting Principles for software sales) of the online service that we provided in connection with the sale and the obligation we had to deliver incremental unspecified digital content in the future without an additional fee. When we refer to deferral of net revenue in this “Net Revenue” section, we mean the deferral of (1) the total net revenue from bundle sales of certain online-enabled packaged goods and PC digital downloads for which either we do not have VSOE for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) revenue from certain packaged goods sales of massively-multiplayer online role-playing games, and (3) revenue from the sale of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions.” During the three months ended June 30, 2009, we deferred the recognition of $172 million of net revenue, which decreased our reported net revenue, as compared to the recognition of $195 million of deferred net revenue, which increased our reported net revenue for the three months ended June 30, 2008.

From a geographical perspective, our total net revenue for the three months ended June 30, 2009 and 2008 was as follows (in millions):

	Three Months Ended June 30,				Decrease	% Change
	2009		2008
North America	$343	53%	$429	53%	$(86)	(20%)

Europe	258	40%	329	41%	(71)	(22%)
Asia	43	7%	46	6%	(3)	(7%)

International	301	47%	375	47%	(74)	(20%)

Total Net Revenue	$644	100%	$804	100%	$(160)	(20%)

The overall change in deferred net revenue for the three months ended June 30, 2009 and 2008 was as follows (in millions):

	Three Months Ended June 30,		Decrease
	2009	2008
PC	$(131)	$28	$(159)
Xbox 360	(63)	—	(63)
Wii	(23)	19	(42)
PlayStation 2	7	39	(32)
PSP	16	31	(15)
PLAYSTATION 3	22	78	(56)

Total Impact on Net Revenue	$(172)	$195	$(367)

North America

For the three months ended June 30, 2009, net revenue in North America was $343 million, driven by EA SPORTS Active, Madden NFL 09, and Club Pogo subscription revenue. Net revenue for the three months ended June 30, 2009 decreased 20 percent, or $86 million, as compared to the three months ended June 30, 2008. From an operational perspective, the decrease in net revenue was driven by (1) a $42 million decrease in net revenue from sales of titles for the PlayStation 2, (2) a $39 million decrease in net revenue from sales of titles for the Xbox 360, and (3) a $28 million decrease in net revenue from sales of titles for the PLAYSTATION 3. These decreases were partially offset by an increase of $22 million in net revenue from sales of titles for the Wii.

The deferral of net revenue decreased our reported net revenue by $106 million during the three months ended June 30, 2009 as compared to an increase in our reported net revenue of $89 million for the three months ended June 30, 2008.

We expect net revenue for North America to decrease during fiscal year 2010 as compared to fiscal year 2009 due to an expected increase in deferred net revenue related to our online-enabled packaged goods and digital content.

The change in deferred net revenue for the three months ended June 30, 2009 and 2008 for North America was as follows (in millions):

	Three Months Ended June 30,		Decrease
	2009	2008
PC	$(54)	$7	$(61)
Xbox 360	(48)	—	(48)
Wii	(13)	13	(26)
PLAYSTATION 3	(2)	29	(31)
PSP	5	16	(11)
PlayStation 2	6	24	(18)

Total Impact on Net Revenue	$(106)	$89	$(195)

Europe

For the three months ended June 30, 2009, net revenue in Europe was $258 million, driven by FIFA 09, Need for Speed Undercover, and EA SPORTS Active. Net revenue for the three months ended June 30, 2009 decreased 22 percent, or $71 million, as compared to the three months ended June 30, 2008. From an operational perspective the decrease in net revenue was driven by (1) a $25 million decrease in net revenue from sales of titles for the PlayStation 2, (2) a $24 million decrease in net revenue from sales of titles for the PC, and (3) a $20 million decrease in net revenue from sales of titles for the Xbox 360.

The deferral of net revenue decreased our reported net revenue by $61 million during the three months ended June 30, 2009 as compared to an increase in our reported net revenue of $95 million for the three months ended June 30, 2008.

We estimate that foreign exchange rates (primarily the British pound sterling) decreased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $37 million, or 11 percent, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue decreased by approximately $34 million, or 11 percent, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

We expect net revenue for Europe to decrease during fiscal year 2010 as compared to fiscal year 2009 due to an expected increase in deferred net revenue related to our online-enabled packaged goods and digital content.

The change in deferred net revenue for the three months ended June 30, 2009 and 2008 for Europe was as follows (in millions):

	Three Months Ended June 30,		Decrease
	2009	2008
PC	$(72)	$19	$(91)
Xbox 360	(13)	—	(13)
Wii	(8)	5	(13)
PlayStation 2	1	13	(12)
PSP	10	14	(4)
PLAYSTATION 3	21	44	(23)

Total Impact on Net Revenue	$(61)	$95	$(156)

Asia

For the three months ended June 30, 2009, net revenue in Asia was $43 million, driven by Need for Speed Undercover, FIFA 09, and EA SPORTS Active. Net revenue for the three months ended June 30, 2009 decreased 7 percent, or $3 million, as compared to the three months ended June 30, 2008. From an operational perspective, the decrease in net revenue was driven primarily by a $3 million decrease in net revenue from sales of titles for the PC.

The deferral of net revenue decreased our reported net revenue by $5 million during the three months ended June 30, 2009 as compared to an increase in our reported net revenue of $11 million for the three months ended June 30, 2008.

We estimate that foreign exchange rates (particularly the Australian dollar) decreased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $8 million, or 17 percent, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue increased by approximately $5 million, or 10 percent, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

We expect net revenue for Asia to increase during fiscal year 2010 as compared to fiscal year 2009 due to increased sales, partially off-set by an expected increase in deferred net revenue related to our online-enabled packaged goods and digital content.

The change in deferred net revenue for the three months ended June 30, 2009 and 2008 for Asia was as follows (in millions):

	Three Months Ended June 30,		Decrease
	2009	2008
PC	$(5)	$2	$(7)
Wii	(2)	1	(3)
Xbox 360	(2)	—	(2)
PlayStation 2	—	2	(2)
PSP	1	1	—
PLAYSTATION 3	3	5	(2)

Total Impact on Net Revenue	$(5)	$11	$(16)

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

Cost of goods sold for the three months ended June 30, 2009 and 2008 were as follows (in millions):

June 30, 2009	% of Net Revenue	June 30, 2008	% of Net Revenue	% Change	Change as a % of Net Revenue
$321	49.8%	$296	36.8%	8.4%	13.0%

During the three months ended June 30, 2009, cost of goods sold increased by 13.0 percent as a percentage of total net revenue as compared to the three months ended June 30, 2008. This increase was primarily due to $367 million unfavorable change in deferred net revenue related to certain online-enabled packaged goods and digital content. The overall increase in cost of goods sold as a percentage of net revenue was partially mitigated by a greater percentage of net revenue from EA studio products, which have a higher margin than our co-publishing and distribution products, which positively impacted cost of goods sold as a percent of total net revenue by approximately 9 percent.

Although there can be no assurance, and our actual results could differ materially, in the short term we expect our gross margin as a percentage of total net revenue to continue to increase during fiscal year 2010 as compared to fiscal year 2009 due to anticipated margin improvements, partially off-set by an expected increase in deferred net revenue related to our online-enabled packaged goods and digital content. We expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs and advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for the three months ended June 30, 2009 and 2008 were as follows (in millions):

June 30, 2009	% of Net Revenue	June 30, 2008	% of Net Revenue	$ Change	% Change
$164	25%	$128	16%	$36	28%

The increase in marketing and sales expenses as a percentage of net revenue was primarily due to the increase in deferred net revenue related to online-enabled packaged goods and digital content during the three months ended June 30, 2009.

Marketing and sales expenses increased by $36 million, or 28 percent, during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. The increase was primarily due to an increase of $47 million in marketing, advertising and promotional expenses primarily to support our launch of new franchises and incremental spending on established franchises. This increase was partially offset by a $14 million decrease in personnel-related costs primarily resulting from a decrease in incentive-based compensation expense and headcount.

We expect marketing and sales expenses to remain flat during fiscal year 2010 as compared to fiscal year 2009.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.

General and administrative expenses for the three months ended June 30, 2009 and 2008 were as follows (in millions):

June 30, 2009	% of Net Revenue	June 30, 2008	% of Net Revenue	$ Change	% Change
$66	10%	$84	10%	$(18)	(21%)

General and administrative expenses decreased by $18 million, or 21 percent, during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. This decrease was primarily due to a $17 million decrease in personnel-related costs primarily resulting from a decrease in incentive-based and stock-based compensation expenses.

We expect general and administrative expenses to remain flat during fiscal year 2010 as compared to fiscal year 2009.

Research and Development

Research and development expenses consist of expenses incurred by our production studios for personnel-related costs, related overhead costs, contracted services, depreciation and any impairment of prepaid royalties for pre-launch products. Research and development expenses for our online business include expenses incurred by our studios consisting of direct development and related overhead costs in connection with the development and production of our online games. Research and development expenses also include expenses associated with the development of web site content, software licenses and maintenance, network infrastructure and management overhead.

Research and development expenses for the three months ended June 30, 2009 and 2008 were as follows (in millions):

June 30, 2009	% of Net Revenue	June 30, 2008	% of Net Revenue	$ Change	% Change
$312	48%	$356	44%	$(44)	(12%)

The increase in research and development expenses as a percentage of net revenue was primarily due to the increase in deferred net revenue related to online-enabled packaged goods and digital content during the three months ended June 30, 2009.

Research and development expenses decreased by $44 million, or 12 percent, during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. The decrease was primarily due to (1) a decrease of $17 million in additional personnel-related costs primarily resulting from a decrease in headcount, (2) a decrease of $16 million in incentive-based compensation expense, and (3) a decrease of $10 million in stock-based compensation expense.

We continue to expect research and development expenses to decrease in absolute dollars during fiscal year 2010 as compared to fiscal year 2009 primarily due to a decrease in personnel-related costs.

Amortization of Intangibles

Amortization of intangibles for the three months ended June 30, 2009 and 2008 was as follows (in millions):

June 30, 2009	% of Net Revenue	June 30, 2008	% of Net Revenue	$ Change	% Change
$12	2%	$15	2%	$(3)	(20%)

Amortization of intangibles decreased by $3 million, or 20 percent, during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily due to a change in the estimated useful lives of certain intangibles.

Restructuring Charges

Restructuring charges for the three months ended June 30, 2009 and 2008 were as follows (in millions):

June 30, 2009	% of Net Revenue	June 30, 2008	% of Net Revenue	$ Change	% Change
$14	2%	$20	2%	$(6)	(30%)

Fiscal 2009 Restructuring

During the three months ended June 30, 2009, we incurred $9 million of restructuring charges, primarily for facilities-related expenses. Including charges incurred through June 30, 2009, we expect to incur cash and non-cash charges between $55 million and $60 million by March 2010. These charges will consist primarily of employee-related costs (approximately $35 million), facility exit costs (approximately $20 million), as well as other costs including asset impairment costs (approximately $2 million). We did not incur any charges during the three months ended June 30, 2008 related to this plan.

Fiscal 2008 Reorganization

During the three months ended June 30, 2009, we incurred $5 million of charges associated with our fiscal 2008 reorganization, of which $3 million was for facilities-related expenses and $2 million related to other expenses, including contracted services costs to assist in the reorganization of our business support functions. During the three months ended June 30, 2008, we incurred $20 million of reorganization charges, of which $16 million was for a facility-related impairment charge.

Losses on Strategic Investments

Losses on strategic investments for the three months ended June 30, 2009 and 2008 were as follows (in millions):

June 30, 2009	% of Net Revenue	June 30, 2008	% of Net Revenue	$ Change	% Change
$(16)	(2%)	$(6)	(1%)	$(10)	167%

During the three months ended June 30, 2009, losses on strategic investments increased by $10 million, or 167 percent, as compared to the three months ended June 30, 2008. We recognized a $16 million impairment charge on our investment in The9 during the three months ended June 30, 2009. During the three months ended June 30, 2008, we recognized a $6 million impairment charge on our investments in Neowiz’s common and preferred shares.

Interest and Other Income, Net

Interest and other income, net, for the three months ended June 30, 2009 and 2008 were as follows (in millions):

June 30, 2009	% of Net Revenue	June 30, 2008	% of Net Revenue	$ Change	% Change
$3	—	$15	2%	$(12)	(80%)

During the three months ended June 30, 2009, interest and other income, net, decreased by $12 million, or 80 percent, as compared to the three months ended June 30, 2008, primarily due to a decrease in interest income resulting from lower yields on our cash, cash equivalents and short-term investments balances.

Income Taxes

Income tax expense (benefit) for the three months ended June 30, 2009 and 2008 were as follows (in millions):

June 30, 2009	Effective Tax Rate	June 30, 2008	Effective Tax Rate	% Change
$(24)	9.0%	$7	(8.1%)	(443%)

The tax benefit reported for the three months ended June 30, 2009 is based on our projected annual effective tax rate for fiscal 2010, and also includes certain discrete tax charges recorded during the period. Our effective tax rates for the three months ended June 30, 2009 and 2008 were a tax benefit of 9.0 percent and a tax expense of 8.1 percent respectively. The effective tax rate for the three months ended June 30, 2009 differs from the statutory rate of 35.0 percent primarily due to U.S. losses for which no benefit is recognized, non-U.S. losses with a reduced or zero tax benefit, partially offset by benefits related to the resolution of examinations by taxing authorities and reductions in the valuation allowance on U.S. deferred tax assets. The effective tax rate for the three months ended June 30, 2009 differs from the same periods in fiscal 2009 primarily due to reduced or zero tax benefit on losses incurred, tax charges related to our integration of VGH, and tax benefits related to the resolution of tax examinations.

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

SFAS No. 109 provides that certain taxable temporary differences that are not expected to reverse during the carry forward periods permitted by tax law cannot be considered as a source of future taxable income that may be available to realize the benefit of deferred tax assets. For example, when determining the valuation allowance we recorded at June 30, 2009, we did not include as a source of future taxable income the taxable temporary difference related to the accumulated tax depreciation on our headquarters facilities in Redwood City, California. These facilities were subject to leases which expired in July 2009, and had been accounted for as operating leases in accordance with SFAS No. 13, Accounting for Leases, as amended. On July 13, 2009, we purchased the facilities concurrent with the expiration and extinguishment of the lessor’s financing agreements. The aggregate purchase price of the facilities was approximately $247 million. As a result, we will be able to include a significant portion of the related temporary difference as a source of future taxable income in determining our valuation allowance, and therefore anticipate recording a reduction in our valuation allowance of approximately $35 million to $40 million in our fiscal quarter ended September 30, 2009.

We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes have been provided thereon. We currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the United States.

Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends the consolidation guidance for variable interest entities under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, and requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of SFAS No. 167 to have a material impact on our Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification as the source of authoritative United States generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS No. 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The adoption of SFAS No.168 will not have an impact on our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of June 30, 2009	As of March 31, 2009	Increase / (Decrease)
Cash and cash equivalents	$1,205	$1,621	$(416)
Short-term investments	634	534	100
Marketable equity securities	440	365	75

Total	$2,279	$2,520	$(241)

Percentage of total assets	48%	54%

	Three Months Ended June 30,		Increase / (Decrease)
(In millions)	2009	2008
Cash used in operating activities	$(328)	$(291)	$(37)
Cash used in investing activities	(112)	(96)	(16)
Cash provided by financing activities	3	34	(31)
Effect of foreign exchange on cash and cash equivalents	21	(1)	22

Net decrease in cash and cash equivalents	$(416)	$(354)	$(62)

Changes in Cash Flow

During the three months ended June 30, 2009, we used $328 million of cash in operating activities as compared to using $291 million of cash for the three months ended June 30, 2008. The increase in cash used in operating activities for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily due to the timing of the collection of our receivables. We collected a greater amount of our receivables during the three months ended June 30, 2008 as compared to the three months ended June 30, 2009.

For the three months ended June 30, 2009, we generated $168 million of cash proceeds from maturities and sales of short-term investments. Our primary use of cash in non-operating activities consisted of $269 million used to purchase short-term investments.

Short-term investments and marketable equity securities

Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2009, our short-term investments had gross unrealized gains of $4 million, or 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

The fair value of our marketable equity securities increased to $440 million as of June 30, 2009, from $365 million as of March 31, 2009. This increase was primarily due to unrealized gains of $91 million in the fair value of our investments. This increase was offset by an impairment charge of $16 million recognized on our common stock investment in The9.

Receivables, net

Our gross accounts receivable balances were $565 million and $333 million as of June 30, 2009 and March 31, 2009, respectively. The increase in our accounts receivable balance was primarily due to higher sales volumes in the first quarter of fiscal year 2010 as compared to the fourth quarter of fiscal year 2009. We expect our accounts receivable balance to increase during the three months ending September 30, 2009 based on our seasonal product release schedule. Reserves for sales returns, pricing allowances and doubtful accounts decreased in absolute dollars from $217 million as of March 31, 2009 to $190 million as of June 30, 2009. As a percentage of trailing nine month net revenue, reserves were 6 percent as of June 30, 2009 and March 31, 2009. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.

Inventories

Inventories remained relatively flat at $215 million as of June 30, 2009 as compared to $217 million as of March 31, 2009.

Other current assets and other assets

Other current assets increased to $251 million as of June 30, 2009, from $216 million as of March 31, 2009, while other assets increased to $116 million as of June 30, 2009 from $115 million as of March 31, 2009. Other current assets and other assets combined, increased by $36 million primarily due to an increase in prepaid royalties of $40 million.

Accounts payable

Accounts payable increased to $166 million as of June 30, 2009, from $152 million as of March 31, 2009, primarily due to higher inventory purchases during the first quarter of fiscal year 2010 as compared to the fourth quarter of fiscal year 2009 as a result of an increase in the number of titles released in the first quarter for fiscal year 2010.

Accrued and other current liabilities

Our accrued and other current liabilities decreased to $661 million as of June 30, 2009 from $723 million as of March 31, 2009. The $62 million decrease was primarily due to (1) a $50 million decrease in accrued incentive-based compensation and (2) a decrease of $22 million in royalties payable directly associated with the decrease in our co-publishing and distribution revenue. These decreases were partially offset by a $12 million increase in accrued value-added taxes.

Deferred income taxes, net

Our net deferred income tax asset position increased by $13 million as of June 30, 2009 as compared to March 31, 2009, primarily due to a decrease in the valuation allowance on domestic deferred tax assets.

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

The loan financing arrangements supporting our Redwood City headquarters leases, described in the “Off-Balance Sheet Commitments” section below, expired in July 2009. On July 13, 2009, we purchased the facilities concurrent with the expiration and extinguishment of the lessor’s financing agreements. The aggregate purchase price of the facilities was approximately $247 million, which reflected the amount financed under the leases.

As of June 30, 2009, approximately $909 million of our cash, cash equivalents, short-term investments and marketable equity securities that was generated from operations was domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

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

The following table summarizes our minimum contractual obligations and commercial commitments as of June 30, 2009, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations			Commercial Commitments
Fiscal Year Ending March 31,	Leases (a)	Developer/ Licensor Commitments (b)	Marketing	Letter of Credit, Bank and Other Guarantees	Total
2010 (remaining nine months)	$42	$192	$72	$2	$308
2011	41	279	69	—	389
2012	29	194	42	—	265
2013	22	152	42	—	216
2014	16	13	24	—	53
Thereafter	31	622	131	—	784

Total	$181	$1,452	$380	$2	$2,015

(a)

See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information. Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $12 million due in the future under noncancelable sub-leases.

(b)

Developer/licensor commitments include $41 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheet as of June 30, 2009 because payment is not contingent upon performance by the developer or licensor.

The amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements.

In addition to what is included in the table above, as of June 30, 2009, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $373 million, of which approximately $56 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

OFF-BALANCE SHEET COMMITMENTS

Lease Commitments and Residual Value Guarantees

As of June 30, 2009, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

In February 1995, we entered into a build-to-suit lease (“Phase One Lease”) with a term expiring in January 2039 for our headquarters facilities in Redwood City, California (“Phase One Facilities”). The Phase One Facilities comprise a total of approximately 350,000 square feet and provide space for sales, marketing, administration and research and development functions. The lessor extended its loan financing underlying the Phase One Lease with its lenders on several occasions, whereby the financing was extended through July 2009. Upon the expiration of the lease financing arrangement, the terms of the Phase One Lease provided for our purchase of the Phase One Facilities for a purchase price of $132 million.

In December 2000, we entered into a second build-to-suit lease (“Phase Two Lease”) for a five and one-half year term to expand our Redwood City, California, headquarters facilities and develop adjacent property (“Phase Two Facilities”). Construction of the Phase Two Facilities was completed in June 2002. The Phase Two Facilities comprise a total of approximately 310,000 square feet and provide space for sales, marketing, administration and research and development functions. The lessor extended the lease term and its loan financing underlying the Phase Two Lease with its lenders on several occasions, whereby the financing was extended through July 2009. Upon the expiration of the lease financing arrangement, the terms of the Phase Two Lease provided for our purchase of the Phase Two Facilities for a purchase price of $115 million.

The two lease agreements described above require us to maintain certain financial covenants. The following table sets forth the financial covenants, all of which we were in compliance with as of June 30, 2009.

Financial Covenants	Requirements for the Quarter Ended June 30, 2009		Actual as of June 30, 2009
Consolidated Net Worth (in millions)	equal to or greater than	$2,430	$3,001
Fixed Charge Coverage Ratio	equal to or greater than	1.10:1.00	2.71:1.00
Total Consolidated Debt to Capital	equal to or less than	60%	7.6%
Quick Ratio	equal to or greater than	3.00:1.00	8.97:1.00

On July 13, 2009, we purchased the Phase One and Phase Two Facilities concurrent with the expiration and extinguishment of the lessor’s financing agreements. The aggregate purchase price of the facilities was approximately $247 million. We had accounted for the lease arrangements as operating leases in accordance with SFAS No. 13, as amended. Subsequent to our purchase, we will classify the Phase One and Phase Two Facilities on our Condensed Consolidated Balance Sheet as property and equipment, net and will recognize depreciation expense for the property acquired on a straight-line basis over the estimated useful lives, excluding the land acquired.

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

MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates, interest rates and market prices, which have experienced significant volatility in light of the global economic downturn. Market risk is the potential loss arising from changes in market rates and market prices. We employ established policies and practices to manage these risks. Foreign currency option and forward contracts are used to hedge anticipated exposures or mitigate some existing exposures subject to foreign exchange risk as discussed below. While we do not hedge our short-term investment portfolio, we protect our short-term investment portfolio against different market risks, including interest rate risk as discussed below. Our cash and cash equivalents portfolio consists of highly liquid investments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. We also do not currently hedge our market price risk relating to our marketable equity securities and we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Risk

Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into net revenue or research and development expenses, as appropriate in the period when the forecasted transaction is recorded. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net, in our Condensed Consolidated Statements of Operations. Our hedging programs are designed to reduce, but do not entirely eliminate the impact of currency exchange rate movements in net revenue and research and development expenses. As of June 30, 2009, we had foreign currency option contracts to purchase approximately $9 million in foreign currency and to sell approximately $152 million of foreign currencies. As of June 30, 2009, these foreign currency option contracts outstanding had a total fair value of $1 million, included in other current assets. As of March 31, 2009, we had foreign currency option contracts to purchase approximately $19 million in foreign currency and to sell approximately $65 million of foreign currencies. As of March 31, 2009, these foreign currency option contracts outstanding had a total fair value of $2 million, included in other current assets.

Balance Sheet Hedging Activities. We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or other current liabilities in our Condensed Consolidated Balance Sheets, and gains and losses from changes in fair value are reported in interest and other income, net. The gains and losses on these forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated assets and liabilities, which are also reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign-currency-denominated asset or liability, in which case our results will be impacted. As of June 30, 2009, we had foreign currency forward contracts to purchase and sell approximately $211 million in foreign currencies. Of this amount, $186 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $22 million to purchase foreign currencies in exchange for U.S. dollars and $3 million to sell foreign currencies in exchange for British pounds sterling. As of March 31, 2009, we had foreign currency forward contracts to purchase and sell approximately $63 million in foreign currencies. Of this amount, $53 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $7 million to purchase foreign currencies in exchange for U.S. dollars and $3 million to sell foreign currencies in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was immaterial as of June 30, 2009 and March 31, 2009.

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

Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2009, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in a potential loss in fair value of our foreign currency option contracts used in cash flow hedging of $1 million in both scenarios. A hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $21 million and $31 million, respectively, as of June 30, 2009. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

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

As of June 30, 2009 and March 31, 2009, our short-term investments were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of June 30, 2009 and March 31, 2009 (in millions):

	As of June 30, 2009	As of March 31, 2009
U.S. Treasury securities	$202	$200
U.S. Corporate bonds	180	131
U.S. agency securities	154	109
Commercial paper	91	79
Asset-backed securities	7	15

Total short-term investments	$634	$534

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of June 30, 2009, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 30, 2009	Valuation of Securities Given an Interest Rate Increase of X Basis Points
(In millions)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
U.S. Treasury securities	$206	$205	$203	$202	$200	$198	$197
Corporate bonds	184	182	181	180	179	177	176
U.S. agency securities	157	156	155	154	153	153	152
Commercial paper	91	91	91	91	91	91	91
Asset-backed securities	8	8	8	7	7	7	7

Total short-term investments	$646	$642	$638	$634	$630	$626	$623

Market Price Risk

The value of our marketable equity securities in publicly traded companies is subject to market price volatility and foreign currency risk for investments denominated in foreign currencies. As of June 30, 2009 and March 31, 2009, our marketable equity securities were classified as available-for-sale and, consequently, were recorded in our Condensed Consolidated Balance Sheets at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $440 million and $365 million as of June 30, 2009 and March 31, 2009, respectively. In the three months ended June 30, 2009 and 2008, we recognized other-than-temporary impairment losses on our marketable equity securities of $16 million and $5 million, respectively.

Our marketable equity securities have been and may continue to be adversely impacted by volatility in the public stock markets. At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of June 30, 2009, arising from changes in market prices plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given an X Percentage Decrease in Each Stock’s Market Price			Fair Value as of June 30, 2009	Valuation of Securities Given an X Percentage Increase in Each Stock’s Market Price
(In millions)	(75%)	(50%)	(25%)		25%	50%	75%
Marketable equity securities	$110	$220	$330	$440	$550	$660	$770

Item 4.	Controls and Procedures

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

Changes in internal control over financial reporting

As part of our efforts to improve efficiencies throughout our worldwide organization, we are in the process of upgrading certain of our current financial transaction and information systems, including a global deployment of general ledger and procurement systems. This upgrade is expected to continue through fiscal year 2011.

There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended June 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our condensed consolidated financial position or results of operations.

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

We derive most of our revenue from the sale of products for play on video game hardware systems (which we also refer to as “platforms”) manufactured by third parties, such as PLAYSTATION 3, Microsoft’s Xbox 360 and Nintendo’s Wii. The success of our business is driven in large part by the commercial success and adequate supply of these video game hardware systems, our ability to accurately predict which systems will be successful in the marketplace, and our ability to develop commercially successful products for these systems. We must make product development decisions and commit significant resources well in advance of anticipated product ship dates. A platform for which we are developing products may not succeed or may have a shorter life cycle than anticipated. If consumer demand for the systems for which we are developing products is lower than our expectations, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our products, and our financial performance will be harmed. Alternatively, a system for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on meaningful revenue opportunities.

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

As a result of the national and global economic downturn, overall consumer spending has declined and retailers globally have taken a more conservative stance in ordering game inventory. The decrease in discretionary consumer spending contributed to the decline in the anticipated demand for our products during the 2008 holiday selling season. Continued economic distress, which may result in a further decrease in demand for our products, particularly during key product launch windows, could have a material adverse impact on our operating results and financial condition. Uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, increase costs associated with developing and publishing our products, increase the cost and decrease the availability of sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse impact on our financial condition and operating results. In addition, the decline in our market capitalization and our expected financial performance indicated that a potential impairment of goodwill existed during fiscal year 2009. As a result, we performed goodwill impairment tests for our reporting units in accordance with SFAS No. 142. As a result of the goodwill impairment analysis, we determined that our EA Mobile reporting unit’s goodwill was impaired. During the fiscal year ended March 31, 2009, we recorded a goodwill impairment charge of $368 million related to our EA Mobile reporting unit. For the three months ended June 30, 2009, there were no events or circumstances that indicated an impairment of our goodwill. If we experience further deterioration in our market capitalization or our financial performance, we could be required to recognize significant impairment charges in future periods.

Our international net revenue is subject to currency fluctuations.

For the three months ended June 30, 2009, international net revenue comprised 47 percent of our total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency forward contracts to mitigate some foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) to a limited extent and foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. The disruption in the global financial markets has also impacted many of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling and Canadian dollar.

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

Similarly, we hold marketable equity securities, which have been and may continue to be adversely impacted by price and trading volume volatility in the public stock markets. For the three months ended June 30, 2009, we recognized impairment charges of $16 million on The9 common stock investment. If we were to sell these marketable equity securities for a loss, or if we were to determine that their value had become further impaired on an other-than-temporary basis, we could be required to recognize additional impairment charges, which could have an adverse effect on our financial condition and results of operations.

The majority of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.

During the three months ended June 30, 2009, approximately 65 percent of our United States sales were made to six key customers. In Europe, our top ten customers accounted for approximately 47 percent of our sales in that territory during the three months ended June 30, 2009. Worldwide, we had direct sales to two customers, GameStop Corp. and Wal-Mart Stores Inc., which represented approximately 13 percent and 12 percent, respectively, of total net revenue for the three months ended June 30, 2009. As a result of the economic downturn, retailers globally have taken a more conservative stance in ordering game inventory. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

Our industry is cyclical, driven by the periodic introduction of new video game hardware systems. As we continue to move through the current cycle, our industry growth may slow down and as a result, our operating results may be difficult to predict.

Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. The current cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched their next-generation systems, the PLAYSTATION 3 and the Wii, respectively. Sales of software designed for these hardware systems represent the majority of our revenue, so our growth and success is highly correlated to sales of videogame hardware systems. While there are indications that this current cycle may be extended longer than prior cycles, in part, due to the growth of online services and content, the greater graphic and processing power of the current generation hardware, and the introduction of new peripherals, growth in the installed base of the current generation of video game systems may slow down in light of the current economic environment. This slow-down in sales of video game players may cause a corresponding slow-down in the growth of sales of video game software, which could significantly affect our operating results. Consequently, the decline in prior-generation product sales, particularly the PlayStation 2, may be greater or faster than we anticipate, and sales of products for the new platforms may be lower or increase more slowly than we anticipate. Moreover, development costs for the current cycle of video game systems continue to be greater on a per-title basis than development costs for prior-generation video game systems. As a result of these factors, during the next several quarters and years, we expect our operating results to be difficult to predict.

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

We are also required to estimate what our tax obligations will be in the future. Although we believe our tax estimates are reasonable, the estimation process and applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. The tax laws’ treatment of software and internet-based transactions is particularly uncertain and in some cases currently applicable tax laws are ill-suited to address these kinds of transactions. Apart from an adverse resolution of these uncertainties, our effective tax rate also could be adversely affected by our profit level, by changes in our business or changes in our structure resulting from the reorganization of our business and operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws (in the United States or foreign jurisdictions), or changes in the valuation allowance for deferred tax assets, as well as other factors. In fiscal year 2009, we recorded a valuation allowance against most of our U.S. deferred tax assets. We expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggests that these benefits are more likely than not to be realized. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and net income or loss could be materially affected.

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

Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate. Policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. Through fiscal year 2007, for accounting purposes, vendor- specific objective evidence of fair value (“VSOE”) existed for the online service related to our online-enabled packaged software products. Accordingly, we allocated the revenue collected from the sale of the software product between the online service offered and the software product and recognized the amounts allocated to each element separately. However, starting in fiscal year 2008, VSOE did not exist for the online service and we began to recognize all of the revenue from bundle sales on a deferred basis over an estimated online service period, which we estimate to be six months beginning in the month after shipment. We expect that a more significant portion of our games will be online-enabled in the future and we could be required to recognize the related revenue over an extended period of time rather than at the time of sale. In addition, FASB Interpretation No. 48 has affected the way we account for income taxes and has had a material impact on our financial results and our adoption of SFAS No. 141(R) will have a material impact on our Condensed Consolidated Financial Statements for material acquisitions consummated after March 28, 2009. Similarly, changes in accounting standards relating to stock-based compensation require us to recognize significantly greater expense than we had been recognizing prior to the adoption of the new standard. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue and taxes, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

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

The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Title

10.1	Second Amendment of Lease Agreement by and between US Industrial REIT II and Electronic Arts Inc., dated April 1, 2009.

10.2	Second Amendment to Lease, dated May 8, 2009, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts – Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.

10.3	Offer Letter for Employment at Electronic Arts Inc. to John Schappert, dated June 15, 2009. (*)(1)

10.4	Bill of Sale (2001 Transaction), dated July 13, 2009, by and between SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation), as Transferor, and Electronic Arts, Inc., a Delaware corporation, as Transferee. (2)

10.5	Bill of Sale (2000 Transaction), dated July 13, 2009, by and between SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation), as Transferor, and Electronic Arts, Inc., a Delaware corporation, as Transferee. (2)

10.6	Grant Deed (2001 Transaction), dated July 13, 2009, by and between SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation), as Grantor, and Electronic Arts, Inc., a Delaware corporation, as Grantee. (2)

10.7	Grant Deed (2000 Transaction), dated July 13, 2009, by and between SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation), as Grantor, and Electronic Arts, Inc., a Delaware corporation, as Grantee. (2)

10.8	Registrant’s 2000 Equity Incentive Plan, as amended, and related documents. (*)(3)

10.9	Registrant’s 2000 Employee Stock Purchase Plan, as amended. (*)(3)

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (**)

101.SCH	XBRL Taxonomy Extension Schema Document. (**)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (**)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (**)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (**)

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed June 18, 2009.

(2)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed July 15, 2009.

(3)	Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K, filed July 30, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

DATED:	/s/ Eric F. Brown
August 10, 2009	Eric F. Brown
Executive Vice President, Chief Financial Officer

ELECTRONIC ARTS INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2009

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE

10.1	Second Amendment of Lease Agreement by and between US Industrial REIT II and Electronic Arts Inc., dated April 1, 2009.

10.2	Second Amendment to Lease, dated May 8, 2009, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts – Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.(**)

101.SCH	XBRL Taxonomy Extension Schema Document.(**)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(**)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(**)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(**)

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.