Form 10-Q
period 2009-09-30
ELECTRONIC ARTS INC.
filed 2009-11-10
CIK 712515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 6, 2009, there were 325,475,032 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	September 30, 2009	March 31, 2009 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,042	$1,621
Short-term investments	583	534
Marketable equity securities	387	365
Receivables, net of allowances of $194 and $217, respectively	646	116
Inventories	250	217
Deferred income taxes, net	74	51
Other current assets	245	216

Total current assets	3,227	3,120
Property and equipment, net	569	354
Goodwill	817	807
Acquisition-related intangibles, net	194	221
Deferred income taxes, net	71	61
Other assets	124	115

TOTAL ASSETS	$5,002	$4,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$273	$152
Accrued and other current liabilities	848	723
Deferred net revenue (packaged goods and digital content)	792	261

Total current liabilities	1,913	1,136
Income tax obligations	316	268
Deferred income taxes, net	28	42
Other liabilities	89	98

Total liabilities	2,346	1,544

Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 325 and 323 shares issued and outstanding, respectively	3	3
Paid-in capital	2,181	2,142
Retained earnings	175	800
Accumulated other comprehensive income	297	189

Total stockholders’ equity	2,656	3,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,002	$4,678

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

(a)	Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share data)	2009	2008	2009	2008

Net revenue	$788	$894	$1,432	$1,698
Cost of goods sold	593	557	914	853

Gross profit	195	337	518	845

Operating expenses:
Marketing and sales	187	197	351	325
General and administrative	91	92	157	176
Research and development	316	372	628	729
Acquired in-process technology	—	—	—	2
Amortization of intangibles	12	16	24	30
Certain abandoned acquisition-related costs	—	21	—	21
Restructuring charges	6	3	20	23

Total operating expenses	612	701	1,180	1,306

Operating loss	(417)	(364)	(662)	(461)
Losses on strategic investments	(8)	(34)	(24)	(40)
Interest and other income, net	7	7	10	23

Loss before benefit from income taxes	(418)	(391)	(676)	(478)
Benefit from income taxes	(27)	(81)	(51)	(73)

Net loss	$(391)	$(310)	$(625)	$(405)

Net loss per share:
Basic and Diluted	$(1.21)	$(0.97)	$(1.93)	$(1.27)
Number of shares used in computation:
Basic and Diluted	324	319	324	319

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended September 30,
(In millions)	2009	2008
OPERATING ACTIVITIES
Net loss	$(625)	$(405)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process technology	—	2
Depreciation, amortization and accretion, net	94	104
Net losses on investments and sale of property and equipment	23	40
Non-cash restructuring charges	7	16
Stock-based compensation	77	103
Change in assets and liabilities:
Receivables, net	(518)	(253)
Inventories	(30)	(163)
Other assets	(34)	18
Accounts payable	123	104
Accrued and other liabilities	73	104
Deferred income taxes, net	(43)	(122)
Deferred net revenue (packaged goods and digital content)	531	37

Net cash used in operating activities	(322)	(415)

INVESTING ACTIVITIES
Purchase of headquarters facilities	(233)	—
Capital expenditures	(34)	(63)
Proceeds from maturities and sales of investments	359	510
Purchase of short-term investments	(405)	(313)
Acquisition of subsidiaries, net of cash acquired	(3)	(42)

Net cash provided by (used in) investing activities	(316)	92

FINANCING ACTIVITIES
Proceeds from issuance of common stock	25	69
Excess tax benefit from stock-based compensation	—	16

Net cash provided by financing activities	25	85

Effect of foreign exchange on cash and cash equivalents	34	(18)

Decrease in cash and cash equivalents	(579)	(256)
Beginning cash and cash equivalents	1,621	1,553

Ending cash and cash equivalents	$1,042	$1,297

Supplemental cash flow information:
Net cash paid during the period for income taxes	$3	$11

Non-cash investing activities:
Change in unrealized gains (losses) on investments, net	$29	$(97)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

We develop, market, publish and distribute video game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, handheld game players (such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™) and wireless devices (such as cellular phones and smart phones including the Apple iPhone™). Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter™ and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™, Need for Speed™, Dead Space™ and Pogo™). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Harry Potter).

Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2010 and 2009 contain 53 and 52 weeks, respectively, and ends or ended, as the case may be, on April 3, 2010 and March 28, 2009, respectively. Our results of operations for the three months ended September 30, 2009 and 2008 contain 13 weeks and ended on October 3, 2009 and September 27, 2008, respectively. Our results of operations for the six months ended September 30, 2009 and 2008 contain 27 and 26 weeks, respectively, and ended on October 3, 2009 and September 27, 2008, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

Certain reclassifications have been made to the fiscal year 2009 financial information to conform to the fiscal year 2010 presentation.

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the United States Securities and Exchange Commission (“SEC”) on May 22, 2009.

(2) FAIR VALUE MEASUREMENTS

On April 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, as it applies to nonfinancial assets and nonfinancial liabilities. These nonfinancial items include assets and liabilities such as a reporting unit measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. We measure certain financial and nonfinancial assets and liabilities at fair value on a recurring and nonrecurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our money market funds, available-for-sale fixed income and marketable equity securities, deferred compensation plan assets and foreign currency derivatives are measured and recorded at fair value on a recurring basis.

Our Level 1 financial instruments are valued using quoted prices in active markets for identical instruments. Our Level 2 financial instruments, including derivative instruments, are valued using quoted prices for identical instruments in less active markets or using other observable market inputs for comparable instruments. As of September 30, 2009 and March 31, 2009, we did not have any Level 3 financial instruments that were measured and recorded at fair value on a recurring basis.

As of September 30, 2009 and March 31, 2009, our financial assets and liabilities that are measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of September 30, 2009	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$543	$543	$—	$—	Cash equivalents
Available-for-sale securities:
Marketable equity securities	387	387	—	—	Marketable equity securities
Corporate bonds	224	—	224	—	Short-term investments
U.S. Treasury securities	191	191	—	—	Short-term investments
U.S. agency securities	149	—	149	—	Short-term investments
Commercial paper	18	—	18	—	Short-term investments and cash equivalents
Asset-backed securities	4	—	4	—	Short-term investments
Deferred compensation plan assets (a)	12	12	—	—	Other assets
Foreign currency derivatives	2	—	2	—	Other current assets

Total assets at fair value	$1,530	$1,133	$397	$—

	As of March 31, 2009	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$1,069	$1,069	$—	$—	Cash equivalents
Available-for-sale securities:
Marketable equity securities	365	365	—	—	Marketable equity securities
U.S. Treasury securities	212	212	—	—	Short-term investments and cash equivalents
Corporate bonds	133	—	133	—	Short-term investments and cash equivalents
U.S. agency securities	118	—	118	—	Short-term investments and cash equivalents
Commercial paper	118	—	118	—	Short-term investments and cash equivalents
Asset-backed securities	15	—	15	—	Short-term investments
Deferred compensation plan assets (a)	9	9	—	—	Other assets
Foreign currency derivatives	2	—	2	—	Other current assets

Total assets at fair value	$2,041	$1,655	$386	$—

(a)	The deferred compensation plan assets consist of various mutual funds.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended September 30, 2009, none of our nonfinancial or financial assets were recorded at fair value on a nonrecurring basis. During the three and six months ended September 30, 2008, certain of our financial assets were measured and recorded at fair value and the impairments recorded during those periods on a nonrecurring basis were as follows (in millions):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Net Carrying Value as of September 30, 2008	(Level 1)	(Level 2)	(Level 3)	Total Impairment for the Three Months Ended September 30, 2008	Total Impairment for the Six Months Ended September 30, 2008
Assets
Other investments	$8	$—	$8	$—	$9	$10

Total assets at fair value	$8	$—	$8	$—	$9	$10

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

(3) FINANCIAL INSTRUMENTS

On April 1, 2009, we adopted FASB ASC 825, Financial Instruments, which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. See Note 2 for information on the methods and assumptions used to estimate the fair value of our financial instruments.

Cash, Cash Equivalents, Short-Term Investments and Foreign Currency Option Contracts

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2009 and March 31, 2009 (in millions):

	As of September 30, 2009				As of March 31, 2009
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Cash and cash equivalents:
Cash	$496	$—	$—	$496	$490	$—	$—	$490
Money market funds	543	—	—	543	1,069	—	—	1,069
Commercial paper	3	—	—	3	39	—	—	39
U.S. Treasury securities	—	—	—	—	12	—	—	12
U.S. agency securities	—	—	—	—	9	—	—	9
Corporate bonds	—	—	—	—	2	—	—	2

Cash and cash equivalents	1,042	—	—	1,042	1,621	—	—	1,621

Short-term investments:
Corporate bonds	221	3	—	224	130	1	—	131
U.S. Treasury securities	190	1	—	191	198	2	—	200
U.S. agency securities	148	1	—	149	108	1	—	109
Commercial paper	15	—	—	15	79	—	—	79
Asset-backed securities	4	—	—	4	15	—	—	15

Short-term investments	578	5	—	583	530	4	—	534

Cash, cash equivalents and short-term investments	$1,620	$5	$—	$1,625	$2,151	$4	$—	$2,155

As of September 30, 2009 and March 31, 2009, we had less than $1 million in each period in gross unrealized losses primarily attributable to our corporate bonds and U.S. Treasury securities. As of September 30, 2009 and March 31, 2009, these gross unrealized losses were primarily in loss positions for less than 12 months.

We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value, as well as any contractual terms impacting the prepayment or settlement process. Based on our review, we did not consider the investments listed above to be other-than-temporarily impaired as of September 30, 2009 and March 31, 2009.

The following table summarizes the gross realized gains and losses from the sale of short-term investments for the three and six months ended September 30, 2009 and 2008 (in millions):

	September 30, 2009		September 30, 2008
	Three months ended	Six months ended	Three months ended	Six months ended
Short-term investments
Gross realized gains	$—	$2	$2	$3
Gross realized losses	—	—	(1)	(2)

Net realized gains (a)	$—	$2	$1	$1

(a)	Realized gains and losses are calculated based on the specific identification method.

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of September 30, 2009 and March 31, 2009 (in millions):

	As of September 30, 2009		As of March 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments excluding asset-backed securities
Due in 1 year or less	$188	$189	$245	$245
Due in 1-2 years	224	227	156	159
Due in 2-3 years	162	163	114	115
Asset-backed securities
Weighted average maturity less than 1 year	4	4	15	15

Short-term investments	$578	$583	$530	$534

Asset-backed securities are separately disclosed as they are not due at a single maturity date. Our investment policy requires our asset-backed securities have weighted-average maturities of three years or less.

As of September 30, 2009, our foreign currency option contracts had a cost of $3 million, gross unrealized gains of $1 million, gross unrealized losses of $2 million and a fair value of $2 million. As of March 31, 2009, our foreign currency option contracts had a cost of $3 million, gross unrealized losses of $1 million and a fair value of $2 million. See Note 4 for information regarding our derivative financial instruments.

Marketable Equity Securities

Our investments in marketable equity securities consist of investments in common stock of publicly traded companies and are accounted for as available-for-sale securities and are recorded at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, until either the security is sold or we determine that the decline in fair value of a security to a level below its cost basis is other-than-temporary. We evaluate our investments for impairment quarterly. If we conclude that an investment is other-than-temporarily impaired, we will recognize an impairment charge at that time in our Condensed Consolidated Statements of Operations.

Marketable equity securities consisted of the following (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2009	$146	$241	$—	$387
As of March 31, 2009	$175	$190	$—	$365

During the three and six months ended September 30, 2009, we recognized impairment charges of $8 million and $24 million, respectively, on our investment in The9. During the three and six months ended September 30, 2008, we recognized impairment charges of $25 million and $30 million, respectively, on our Neowiz common shares. Due to various factors, including but not limited to, a change in the financial condition of one of the investee’s business and the extent and duration during which the market prices had been below cost, we concluded the decline in values were other-than-temporary. The $8 million and $24 million impairments for the three and six months ended September 30, 2009, respectively, and the $25 million and $30 million impairments for the three and six months ended September 30, 2008, respectively, are included in losses on strategic investments on our Condensed Consolidated Statements of Operations.

During the three and six months ended September 30, 2009, we received proceeds of $4 million and recognized less than $1 million in realized losses from selling a portion of our investment in The9. We did not sell any of our marketable equity securities during the three and six months ended September 30, 2008.

Other Investments Included in Other Assets

Our other investments consist principally of non-voting preferred shares in two companies whose common stock is publicly traded and are accounted for under the cost method. Under this method these investments are recorded at cost on our Condensed Consolidated Balance Sheets until we determine that the fair values of the investments other-than-temporarily fall below their cost basis. We evaluate our investments for impairment quarterly. If we conclude that an investment is other-than-temporarily impaired, we will recognize an impairment charge at that time in our Condensed Consolidated Statements of Operations.

During the three and six months ended September 30, 2009, we did not recognize any impairment charges with respect to these investments. During the three and six months ended September 30, 2008, we recognized impairment charges of $9 million and $10 million, respectively, on these investments. Due to various factors, including but not limited to, the extent and duration during which the fair value had been below cost, we concluded the decline in values were other-than-temporary. The $9 million and $10 million impairments for the three and six months ended September 30, 2008, respectively, are included in losses on strategic investments on our Condensed Consolidated Statements of Operations.

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

We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency option contracts, generally with maturities of 15 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. In addition, we utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of approximately three months or less and are transacted near month-end. At each quarter-end, the fair value of the foreign currency forward contracts generally is not significant. We do not use foreign currency option or foreign currency forward contracts for speculative or trading purposes.

Cash Flow Hedging Activities

Our foreign currency option contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression, as well as other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net, in our Condensed Consolidated Statements of Operations. The effective portion of hedges recognized in accumulated other comprehensive income will be reclassified to our Condensed Consolidated Statements of Operations within 12 months. As of September 30, 2009, we had foreign currency option contracts to purchase approximately $36 million in foreign currency and to sell approximately $117 million of foreign currencies. As of September 30, 2009, these foreign currency option contracts outstanding had a total fair value of $2 million and are included in other current assets. As of March 31, 2009, we had foreign currency option contracts to purchase approximately $19 million in foreign currency and to sell approximately $65 million of foreign currencies. As of March 31, 2009, these foreign currency option contracts outstanding had a total fair value of $2 million and are included in other current assets.

The effect of foreign currency option contracts on our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2009 was immaterial.

Balance Sheet Hedging Activities

Our foreign currency forward contracts are not designated as hedging instruments. Accordingly, any gains or losses resulting from changes in the fair value of the foreign currency forward contracts are reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated assets and liabilities, which are also reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. As of September 30, 2009, we had foreign currency forward contracts to purchase and sell approximately $320 million in foreign currencies. Of this amount, $286 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $26 million to purchase foreign currencies in exchange for U.S. dollars and $8 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2009, we had foreign currency forward contracts to purchase and sell approximately $63 million in foreign currencies. Of this amount, $53 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $7 million to purchase foreign currencies in exchange for U.S. dollars and $3 million to sell foreign currencies in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was immaterial as of September 30, 2009 and March 31, 2009.

The effect of foreign currency forward contracts on our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2009, was as follows (in millions):

	Three Months Ended September 30, 2009		Six Months Ended September 30, 2009
	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
Foreign currency forward contracts not designated as hedging instruments	Interest and other income, net	$(4)	Interest and other income, net	$(12)

(5) BUSINESS COMBINATIONS

On April 1, 2009, we adopted FASB ASC 805, Business Combinations, which requires the recognition of assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree at the acquisition date based on their fair value with limited exceptions. FASB ASC 805 changes the accounting treatment for certain specific items and includes a substantial number of new disclosure requirements. The adoption of FASB ASC 805 did not have a significant impact on our Condensed Consolidated Financial Statements for the three and six months ended September 30, 2009.

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET

The changes in the carrying amount of goodwill are as follows (in millions):

	As of March 31, 2009	Goodwill Acquired	Effects of Foreign Currency Translation	As of September 30, 2009
Label Segment	$667	$—	$6	$673
EA Mobile Segment	140	2	2	144

Total	$807	$2	$8	$817

Acquisition-related intangibles, net, consist of the following (in millions):

	As of September 30, 2009			As of March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and Core Technology	$253	$(142)	$111	$249	$(128)	$121
Trade Name	87	(54)	33	86	(43)	43
Carrier Contracts and Related	85	(53)	32	85	(51)	34
Subscribers and Other Intangibles	49	(31)	18	51	(28)	23

Total	$474	$(280)	$194	$471	$(250)	$221

Amortization of intangibles for the three and six months ended September 30, 2009 was $15 million (of which $3 million was recognized as cost of goods sold) and $30 million (of which $6 million was recognized as cost of goods sold), respectively. Amortization of intangibles for the three and six months ended September 30, 2008 was $20 million (of which $4 million was recognized as cost of goods sold) and $37 million (of which $7 million was recognized as cost of goods sold), respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the term of the related agreement, typically from two to fifteen years. As of September 30, 2009 and March 31, 2009, the weighted-average remaining useful life for finite-lived intangible assets was approximately 5.8 years and 6.0 years, respectively.

As of September 30, 2009, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2010 (remaining six months)	$28
2011	52
2012	36
2013	21
2014	14
Thereafter	43

Total	$194

(7) RESTRUCTURING CHARGES

Restructuring information as of September 30, 2009 was as follows (in millions):

	Fiscal 2009 Restructuring			Fiscal 2008 Reorganization			Other Restructurings
	Workforce	Facilities- related	Other	Workforce	Facilities- related	Other	Workforce	Facilities- related	Other	Total
Balances as of March 31, 2008	$—	$—	$—	$1	$—	$4	$—	$9	$—	$14
Charges to operations	32	7	2	—	22	12	4	1	—	80
Charges settled in cash	(24)	(1)	—	(1)	—	(13)	(4)	(3)	—	(46)
Charges settled in non-cash	—	(1)	(2)	—	(22)	—	—	—	—	(25)

Balances as of March 31, 2009	8	5	—	—	—	3	—	7	—	23
Charges to operations	1	10	—	—	3	6	—	—	—	20
Charges settled in cash	(9)	(3)	—	—	—	(7)	—	—	—	(19)
Charges settled in non-cash	—	(4)	—	—	(3)	—	—	—	—	(7)
Accrual reclassification	—	—	—	—	—	—	—	(7)	—	(7)

Balances as of September 30, 2009	$—	$8	$—	$—	$—	$2	$—	$—	$—	$10

Fiscal 2009 Restructuring

In fiscal year 2009, we announced details of a cost reduction plan as a result of our performance combined with the economic environment. This plan includes a narrowing of our product portfolio, a reduction in our worldwide workforce of approximately 11 percent, or 1,100 employees, the closure of 10 facilities, and reductions in other variable costs and capital expenditures.

Since the inception of the fiscal 2009 restructuring plan through September 30, 2009, we have incurred charges of $52 million, of which (1) $33 million were for employee-related expenses, (2) $17 million related to the closure of certain of our facilities, and (3) $2 million related to asset impairments. The restructuring accrual of $8 million as of September 30, 2009 related to our fiscal 2009 restructuring is expected to be settled by September 2016. This accrual is included in other accrued expenses presented in Note 9 of the Notes to Condensed Consolidated Financial Statements.

During the remainder of fiscal year 2010, we anticipate incurring less than $1 million of restructuring charges related to the fiscal 2009 restructuring. Overall, including charges incurred through September 30, 2009, we expect to incur total cash and non-cash charges between $52 million and $55 million by March 2010. These charges will consist primarily of employee-related costs (approximately $33 million), facility exit costs (approximately $18 million), as well as other costs including asset impairment costs (approximately $2 million).

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

Since the inception of the fiscal 2008 reorganization plan through September 30, 2009, we have incurred charges of $140 million, of which (1) $12 million were for employee-related expenses, (2) $83 million related to the closure of our Chertsey, England and Chicago, Illinois facilities, which included asset impairment and lease termination costs, and (3) $45 million related to other costs including other contract terminations, as well as IT and consulting costs to assist in the reorganization of our business support functions. The restructuring accrual of $2 million as of September 30, 2009 related to our fiscal 2008 reorganization is expected to be settled by March 2010. This accrual is included in other accrued expenses presented in Note 9 of the Notes to Condensed Consolidated Financial Statements.

During the remainder of fiscal year 2010, we anticipate incurring approximately $1 million of restructuring charges related to the fiscal 2008 reorganization. Overall, including charges incurred through September 30, 2009, we expect to incur total cash and non-cash charges between $141 million and $145 million by March 2010. These charges will consist primarily of employee-related costs (approximately $12 million), facility exit costs (approximately $83 million), as well as other reorganization costs including other contract terminations and IT and consulting costs to assist in the reorganization of our business support functions (approximately $46 million).

Other Restructurings

We also engaged in various other restructurings based on management decisions. From April 1, 2008 through September 30, 2009, $7 million in cash had been paid out under these restructuring plans. The $7 million restructuring accrual as of March 31, 2009 was reclassified as of September 30, 2009 from accrued and other current liabilities to other liabilities on our Condensed Consolidated Balance Sheet.

(8) ROYALTIES AND LICENSES

Our royalty expenses consist of payments to (1) content licensors, (2) independent software developers, and (3) co-publishing and distribution affiliates. License royalties consist of payments made to celebrities, professional sports organizations, movie studios and other organizations for our use of their trademarks, copyrights, personal publicity rights, content and/or other intellectual property. Royalty payments to independent software developers are payments for the development of intellectual property related to our games. Co-publishing and distribution royalties are payments made to third parties for the delivery of products.

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

Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Royalty liabilities are classified as current liabilities to the extent such royalty obligations are contractually due within the next twelve months. As of September 30, 2009 and March 31, 2009, approximately $23 million and $37 million, respectively, of minimum guaranteed royalty obligations had been recognized and are included in the royalty-related assets and liabilities tables below.

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment based on an undiscounted cash flow basis when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During the six months ended September 30, 2009, we recognized impairment charges of $1 million. We had no loss or impairment charges during the three months ended September 30, 2009. During the three and six months ended September 30, 2008, we recognized an impairment charge of $5 million.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of September 30, 2009	As of March 31, 2009
Other current assets	$82	$74
Other assets	44	47

Royalty-related assets	$126	$121

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

	As of September 30, 2009	As of March 31, 2009
Accrued and other current liabilities	$321	$237
Other liabilities	12	29

Royalty-related liabilities	$333	$266

In addition, as of September 30, 2009, we were committed to pay approximately $1,480 million to content licensors, independent software developers and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements.

(9) BALANCE SHEET DETAILS

Inventories

Inventories as of September 30, 2009 and March 31, 2009 consisted of (in millions):

	As of September 30, 2009	As of March 31, 2009
Raw materials and work in process	$21	$7
In-transit inventory	14	9
Finished goods	215	201

Inventories	$250	$217

Property and Equipment, Net

Property and equipment, net, as of September 30, 2009 and March 31, 2009 consisted of (in millions):

	As of September 30, 2009	As of March 31, 2009
Computer equipment and software	$712	$663
Buildings	338	143
Leasehold improvements	105	125
Office equipment, furniture and fixtures	72	63
Land	64	11
Warehouse equipment and other	14	14
Construction in progress	13	16

	1,318	1,035
Less accumulated depreciation	(749)	(681)

Property and equipment, net	$569	$354

Depreciation expense associated with property and equipment amounted to $30 million and $62 million for the three and six months ended September 30, 2009, respectively. Depreciation expense associated with property and equipment amounted to $29 million and $61 million for the three and six months ended September 30, 2008, respectively.

On July 13, 2009, we purchased our Redwood Shores headquarters facilities comprised of approximately 660,000 square feet concurrent with the expiration and extinguishment of the lessor’s financing agreements. These facilities were subject to leases, which expired in July 2009, and had previously been accounted for as operating leases. The total amount paid under the terms of the leases was $247 million, of which $233 million related to the purchase price of the facilities and $14 million was for the loss on our lease obligation. This $14 million loss is included in General and administrative expense on our Condensed Consolidated Statements of Operations. Subsequent to our purchase, we classified the facilities on our Condensed Consolidated Balance Sheet as property and equipment, net and recognized depreciation expense for the property acquired on a straight-line basis over the estimated useful lives, excluding the land acquired.

Accrued and Other Current Liabilities

Accrued and other current liabilities as of September 30, 2009 and March 31, 2009 consisted of (in millions):

	As of September 30, 2009	As of March 31, 2009
Accrued royalties	$321	$237
Other accrued expenses	305	237
Accrued compensation and benefits	122	142
Deferred net revenue (other)	100	107

Accrued and other current liabilities	$848	$723

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements and other revenue for which revenue recognition criteria has not been met.

Deferred Net Revenue (Packaged Goods and Digital Content)

Deferred net revenue (packaged goods and digital content) was $792 million as of September 30, 2009 and $261 million as of March 31, 2009. Deferred net revenue (packaged goods and digital content) includes the deferral of (1) the total net revenue from bundle sales of certain online-enabled packaged goods and digital content for which either we do not have vendor-specific objective evidence of fair value (“VSOE”) for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) revenue from certain packaged goods sales of massively-multiplayer online role-playing games, and (3) revenue from the sale of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions.” We recognize revenue from sales of online-enabled packaged goods and digital content for which (1) we do not have VSOE for the online service that we provided in connection with the sale and (2) we have an obligation to deliver incremental unspecified digital content in the future without an additional fee on a straight-line basis over an estimated six month period beginning in the month after shipment. However, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

(10) INCOME TAXES

We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items, which are unusual or occur infrequently, in the interim period in which they occur, including changes in judgment about deferred tax valuation allowances. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statement amount and the tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. We record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. In making this determination, we are required to give significant weight to evidence that can be objectively verified. It is generally difficult to conclude that a valuation allowance is not needed when there is significant negative evidence, such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results, particularly in light of the economic environment. Therefore, cumulative losses weigh heavily in the overall assessment. Based on the assumptions and requirements noted above, we have recorded a valuation allowance against most of our U.S. deferred tax assets. In addition, we expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggest that these benefits are more likely than not to be realized.

In determining the valuation allowance we recorded at June 30, 2009, we did not include as a source of future taxable income the taxable temporary difference related to the accumulated tax depreciation on our headquarters facilities in Redwood City, California. On July 13, 2009, we purchased our Redwood Shores headquarters facilities concurrent with the expiration and extinguishment of the lessor’s financing agreements. These facilities were subject to leases which expired in July 2009, and had been accounted for as operating leases. The total amount paid under the terms of the leases was $247 million, of which $233 million related to the purchase price of the facilities and $14 million was for the loss on our lease obligation. Therefore, in the fiscal quarter ended September 30, 2009, we recorded a tax benefit of approximately $31 million, consisting of approximately $6 million related to the loss on our lease obligation and a $25 million reduction in our valuation allowance due to the inclusion of a significant portion of the remaining taxable temporary difference as a source of future taxable income.

On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit overturned a 2005 Tax Court decision in Xilinx Inc. v. Commissioner (“Xilinx”). The Court’s decision changed the tax treatment of share-based compensation expenses for the purpose of determining intangible development costs under an entity’s research and development cost sharing arrangement. The Court held that related parties to such an arrangement must share stock option costs, notwithstanding the U.S. Tax Court’s finding that unrelated parties in such an arrangement would not share such costs. The case is subject to further appeal. Nevertheless, as a result of this decision, we recorded additional reserves for unrecognized tax benefits of approximately $56 million during the three months ended June 30, 2009. These reserves relate primarily to windfall tax benefits recognized for stock-based compensation, and were therefore recorded as reductions in paid-in capital.

A portion of the additional reserves for unrecognized tax benefits recorded as a result of the Xilinx decision were included as a source of taxable income in determining the valuation allowance we recorded at June 30, 2009. As a result, we recorded a tax benefit of approximately $11 million in the three months ended June 30, 2009 for the corresponding reduction in the valuation allowance.

The tax benefit reported for the three and six months ended September 30, 2009 is based on our projected annual effective tax rate for fiscal year 2010, and also includes certain discrete tax charges recorded during the period. Our effective tax rates for the three and six months ended September 30, 2009 were a tax benefit of 6.7 percent and 7.6 percent, respectively, compared to a tax benefit of 20.6 percent and 15.3 percent for the same periods in fiscal 2009. The effective tax rates for the three and six months ended September 30, 2009 differ from the statutory rate of 35.0 percent primarily due to U.S. losses for which no benefit is recognized, non-U.S. losses with a reduced or zero tax benefit, partially offset by benefits related to the resolution of examinations by taxing authorities and reductions in the valuation allowance on U.S. deferred tax assets. The effective tax rates for the three and six months ended September 30, 2009 differ from the same periods in fiscal year 2009 primarily due to reduced or zero tax benefit on losses incurred, changes in the deferred tax valuation allowance, tax charges incurred in fiscal year 2009 related to our integration of VG Holding Corp., and tax benefits related to the resolution of tax examinations.

During the three months ended September 30, 2009, we reached a final settlement with the Internal Revenue Service (“IRS”) for the fiscal years 1997 through 1999. As a result, we recorded a tax benefit of approximately $6 million due to a reduction in our accrual for interest and penalties.

During the three months ended June 30, 2009, we recorded approximately $21 million of previously unrecognized tax benefits and reduced our accrual for interest and penalties by approximately $12 million due to the expiration of statutes of limitation in the United Kingdom.

During the three and six months ended September 30, 2009, we recorded a decrease of $35 million and an increase of $10 million in gross unrecognized tax benefits, respectively. This includes a reduction in gross unrecognized tax benefits of approximately $48 million related to the settlements with the IRS for fiscal years 1997 through 1999. This settlement and agreement to pay will be partially offset by prior cash deposits of approximately $40 million. The total gross unrecognized tax benefits as of September 30, 2009 is $288 million, of which approximately $16 million would be offset by prior cash deposits to tax authorities for issues pending resolution. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of September 30, 2009, approximately $114 million of the unrecognized tax benefits would affect our effective tax rate, approximately $88 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance, and approximately $58 million would increase paid-in capital.

During the three and six months ended September 30, 2009, we recorded a net decrease in tax expense of $3 million and a net increase of $1 million, respectively, for accrued interest and penalties related to tax positions taken on our tax returns, including a reduction related to the settlement with the IRS for fiscal years 1997 thru 1999. As of September 30, 2009, the combined amount of accrued interest and penalties related to uncertain tax positions was approximately $57 million.

The IRS has completed its examination of our federal income tax returns through fiscal year 2005. As of September 30, 2009, the IRS had proposed, and we had agreed to, certain adjustments to our tax returns. The effects of these adjustments have been considered in estimating our future obligations for unrecognized tax benefits and are not expected to have a material impact on our financial position or results of operations. As of September 30, 2009, we had not agreed to certain other proposed adjustments for fiscal years 2000 through 2005, and those issues were pending resolution by the Appeals section of the IRS. Furthermore, the IRS has commenced an examination of our fiscal year 2006, 2007 and 2008 tax returns. We are also under income tax examination in Canada for fiscal years 2004 and 2005, in France for fiscal years 2006 through 2008, and in Germany for fiscal years 2004 through 2007. We remain subject to income tax examination in Canada for fiscal years 2000 and after 2001, in France for fiscal years after 2005, in Germany for fiscal years after 2003, in the United Kingdom for fiscal years after 2007, and in Switzerland for fiscal years after 2006.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $20 million of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

(11) COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of September 30, 2009, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities. See Note 9 regarding the purchase of our Redwood Shores headquarters facilities on July 13, 2009.

The following table summarizes our minimum contractual obligations as of September 30, 2009 (in millions):

Fiscal Year Ending March 31,	Leases (a)
2010 (remaining six months)	$28
2011	44
2012	34
2013	28
2014	20
Thereafter	39

Total	$193

(a)

Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $13 million due in the future under non-cancelable sub-leases.

The amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements. Included in the amounts above are $6 million and $1 million in lease commitments for fiscal years 2010 and 2011, respectively, for leases expiring in less than one year as of September 30, 2009.

Legal proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our condensed consolidated financial position or results of operations.

(12) STOCK-BASED COMPENSATION

We are required to estimate the fair value of share-based payment awards on the date of grant. We recognize compensation costs for stock-based payment transactions to employees based on their grant-date fair value over the service period for which such awards are expected to vest. The fair value of restricted stock units is determined based on the quoted market price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the Black-Scholes valuation model. The determination of fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The key assumptions for the Black-Scholes valuation calculation are:

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

•	Expected dividends.

The estimated assumptions used in the Black-Scholes valuation model to value our option grants and ESPP were as follows:

	Stock Option Grants				ESPP
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Risk-free interest rate	1.6 - 2.8%	2.1 - 2.9%	1.6 - 3.0%	2.1 - 3.8%	0.2 - 0.4%	1.9 - 2.1%	0.2 - 0.4%	1.9 - 2.1%
Expected volatility	41 - 45%	33 - 34%	41 - 48%	32 - 34%	45 - 57%	35%	45 - 57%	35%
Weighted-average volatility	44%	34%	45%	33%	51%	35%	51%	35%
Expected term	4.4 years	4.2 years	4.2 years	4.3 years	6-12 months	6-12 months	6-12 months	6-12 months
Expected dividends	None	None	None	None	None	None	None	None

Employee stock-based compensation expense recognized during the three and six months ended September 30, 2009 and 2008 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and our ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Cost of goods sold	$—	$—	$1	$1
Marketing and sales	5	5	8	10
General and administrative	10	13	15	23
Research and development	29	35	53	69

Stock-based compensation expense	44	53	77	103
Benefit from income taxes	—	(12)	—	(21)

Stock-based compensation expense, net of tax	$44	$41	$77	$82

As of September 30, 2009, our total unrecognized compensation cost related to stock options was $151 million and is expected to be recognized over a weighted-average service period of 2.4 years. As of September 30, 2009, our total unrecognized compensation cost related to restricted stock, restricted stock units and notes payable in shares of common stock (collectively referred to as “restricted stock rights”) was $280 million and is expected to be recognized over a weighted-average service period of 2.6 years.

The following table summarizes our stock option activity for the six months ended September 30, 2009:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2009	34,360	$42.04
Granted	4,145	20.53
Exercised	(559)	15.17
Forfeited, cancelled or expired	(3,632)	42.09

Outstanding as of September 30, 2009	34,314	39.87	6.1	$7

Exercisable as of September 30, 2009	22,011	44.62	4.7	$—

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of September 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair values of stock options granted during the three and six months ended September 30, 2009 were $7.68 and $7.88, respectively. The weighted-average grant-date fair values of stock options granted during the three and six months ended September 30, 2008 were $13.71 and $15.41, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.

The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit activity discussed below, for the six months ended September 30, 2009:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2009	7,559	$42.76
Granted	3,363	20.11
Vested	(1,029)	49.77
Forfeited or cancelled	(482)	40.89

Balance as of September 30, 2009	9,411	34.00

The weighted-average grant date fair value of restricted stock rights is based on the quoted market value of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock rights granted during the three and six months ended September 30, 2009 were $19.37 and $20.11, respectively. The weighted-average grant date fair values of restricted stock rights granted during the three and six months ended September 30, 2008 were $45.52 and $47.30, respectively.

The following table summarizes our performance-based restricted stock unit activity for the six months ended September 30, 2009:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2009	3,008	$47.59
Granted	236	20.93
Forfeited or cancelled	(392)	30.93

Balance as of September 30, 2009	2,852	47.67

The weighted-average grant date fair value of performance-based restricted stock units is based on the quoted market value of our common stock on the date of grant. The weighted-average grant date fair values of performance-based restricted stock units granted during the three and six months ended September 30, 2009 were $20.89 and $20.93, respectively. The weighted-average grant date fair values of performance-based restricted stock units granted during the three and six months ended September 30, 2008 were $42.96 and $49.38, respectively.

During the six months ended September 30, 2009 and 2008, we issued approximately 1.2 million shares and 519 thousand shares, respectively, under the ESPP with exercise prices for purchase rights of $13.86 and $40.20, respectively. The estimated weighted-average fair values of purchase rights during the six months ended September 30, 2009 and 2008 were $6.25 and $12.20, respectively.

At our Annual Meeting of Stockholders, held on July 29, 2009, our stockholders approved our Employee Stock Option Exchange Program to permit our eligible employees to exchange, on a grant-by-grant basis, certain outstanding eligible options that are significantly “underwater” (that is, the exercise price is greater than the quoted market price at the time the Exchange Program was launched) for a lesser number of restricted stock units, shares of restricted stock (in Canada only), or new options (in China only) to be granted under our 2000 Equity Incentive Plan (the “Equity Plan”). The Exchange Program offer period began on October 21, 2009 and is expected to end on November 18, 2009, unless we extend the offer. It is open to all employees designated for participation by the Compensation Committee of the Board of Directors. However, members of the Board of Directors and the Named Executive Officers identified in our definitive proxy statement filed with the SEC on June 12, 2009 are not eligible to participate. Options eligible for the Exchange Program are those options that were granted prior to October 21, 2008, that have an exercise price per share that is greater than $28.18, which is the 52-week high trading price of our common stock prior to the start date of the Exchange Program, as reported on The NASDAQ Global Select Market, and that upon conversion using the exchange ratio applicable for such options would result in four or more shares of restricted stock units, shares of restricted stock or new options, as the case may be.

Our stockholders also approved amendments to the Equity Plan to (a) increase the number of shares authorized for issuance under the Equity Plan by 20.8 million shares and (b) amend the Equity Plan so that each share subject to a full value stock award would reduce the number of shares available for issuance by 1.43 shares, instead of the current multiple of 1.82 shares. Our stockholders also approved an amendment to the ESPP to increase the number of shares authorized under the ESPP by 3 million shares.

(13) COMPREHENSIVE LOSS

We are required to classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and paid-in capital in the equity section of a balance sheet. Accumulated other comprehensive income primarily includes foreign currency translation adjustments, and the net of tax amounts for unrealized gains (losses) on investments and unrealized gains (losses) on derivative instruments designated as cash flow hedges. Foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

The components of comprehensive loss, net of related immaterial taxes, for the three and six months ended September 30, 2009 and 2008 are summarized as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(391)	$(310)	$(625)	$(405)

Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	(48)	(92)	28	(94)
Reclassification adjustment for losses realized on investments	7	25	23	30
Change in unrealized gains (losses) on derivative instruments	—	5	(2)	4
Reclassification adjustment for losses (gains) on derivative instruments	—	—	(2)	1
Foreign currency translation adjustments	24	(17)	61	(17)

Total other comprehensive income (loss)	(17)	(79)	108	(76)

Total comprehensive loss	$(408)	$(389)	$(517)	$(481)

(14) NET LOSS PER SHARE

As a result of our net loss for the three and six months ended September 30, 2009, we have excluded certain stock awards from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 1 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share in each of the three and six month periods ended September 30, 2009. Options to purchase and restricted stock units to be released in the amount of 39 million shares and 38 million shares of common stock were excluded from the computation of diluted shares for the three and six months ended September 30, 2009, respectively, as their inclusion would have had an antidilutive effect. For the three and six months ended September 30, 2009, the weighted-average exercise prices of these shares were $35.73 and $36.43 per share, respectively.

As a result of our net loss for the three and six months ended September 30, 2008, we have excluded certain stock awards from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 6 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share in each of the three and six month periods ended September 30, 2008. Options to purchase and restricted stock units to be released in the amount of 25 million shares and 23 million shares of common stock were excluded from the computation of diluted shares for the three and six months ended September 30, 2008, respectively, as their inclusion would have had an antidilutive effect. For the three and six months ended September 30, 2008, the weighted-average exercise prices of these shares were $50.80 and $52.43 per share, respectively.

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

The following table summarizes the financial performance of the Label segment and a reconciliation of the Label segment’s profit to our consolidated operating loss for the three and six months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Label segment:
Net revenue	$1,076	$1,050	$1,815	$1,588
Depreciation and amortization	(14)	(17)	(29)	(35)
Other expenses	(911)	(890)	(1,548)	(1,470)

Label segment profit	151	143	238	83
Reconciliation to consolidated operating loss:
Other:
Change in deferred net revenue (packaged goods and digital content)	(359)	(232)	(531)	(37)
Other net revenue	71	76	148	147
Depreciation and amortization	(31)	(32)	(63)	(63)
Other expenses	(249)	(319)	(454)	(591)

Consolidated operating loss	$(417)	$(364)	$(662)	$(461)

Label segment profit differs from the consolidated operating loss primarily due to the exclusion of (1) certain corporate and other functional costs that are not allocated to the Labels, (2) the deferral of certain net revenue related to online-enabled packaged goods and digital content (see Note 9 of the Notes to Condensed Consolidated Financial Statements), and (3) the results of EA Mobile and our Switzerland distribution revenue that has not been allocated to the Labels. Our CODM reviews assets on a consolidated basis and not on a segment basis.

Information about our total net revenue by platform for the three and six months ended September 30, 2009 and 2008 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Consoles
Xbox 360	$171	$290	$244	$424
PLAYSTATION 3	142	120	263	282
Wii	142	94	303	203
PlayStation 2	40	77	67	173
Xbox	—	1	—	1

Total Consoles	495	582	877	1,083
Mobile Platforms
Wireless	51	47	101	91
Nintendo DS	22	44	50	65
PSP	20	36	58	94

Total Mobile	93	127	209	250
PC	173	164	297	316
Licensing and Other	27	21	49	49

Total Net Revenue	$788	$894	$1,432	$1,698

Information about our operations in North America, Europe and Asia for the three and six months ended September 30, 2009 and 2008 is presented below (in millions):

	North America	Europe	Asia	Total
Three months ended September 30, 2009
Net revenue from unaffiliated customers	$479	$268	$41	$788
Long-lived assets	1,373	162	45	1,580

Three months ended September 30, 2008
Net revenue from unaffiliated customers	$555	$301	$38	$894
Long-lived assets	1,607	204	28	1,839

Six months ended September 30, 2009
Net revenue from unaffiliated customers	$822	$526	$84	$1,432

Six months ended September 30, 2008
Net revenue from unaffiliated customers	$984	$630	$84	$1,698

Our direct sales to GameStop Corp. represented approximately 18 percent and 16 percent of total net revenue for the three and six months ended September 30, 2009, respectively, and approximately 17 percent and 15 percent of total net revenue for the three and six months ended September 30, 2008, respectively. Our direct sales to Wal-Mart Stores, Inc. represented approximately 14 percent and 13 percent of total net revenue for the three and six months ended September 30, 2009, respectively, and approximately 13 percent of total net revenue for each of the three and six months ended September 30, 2008. Our direct sales to Best Buy Co., Inc. represented approximately 10 percent of total net revenue for the three months ended September 30, 2008.

(16) COLLABORATIVE ARRANGEMENTS

On April 1, 2009, we adopted FASB ASC 808, Collaborative Arrangements. FASB ASC 808 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The adoption of FASB ASC 808 did not have a significant impact on our Condensed Consolidated Financial Statements for the three and six months ended September 30, 2009 and 2008.

(17) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-13 to have a material impact on our Condensed Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements that Include Software Elements. This guidance modifies the scope of FASB ASC subtopic 965-605, Software-Revenue Recognition, to exclude from its requirements non-software components of tangible products and software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-14 to have a material impact on our Condensed Consolidated Financial Statements.

In June 2009, the FASB issued accounting guidance contained within FASB ASC 810, Consolidation, which amends the consolidation guidance for variable interest entities and requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009. We do not expect this adoption to have a material impact on our Condensed Consolidated Financial Statements.

(18) SUBSEQUENT EVENTS

We have evaluated our Condensed Consolidated Financial Statements for subsequent events through the date the financial statements were issued on November 10, 2009.

Playfish Acquisition

On November 9, 2009, Electronic Arts Nederland B.V. (“EA Nederland”), a wholly-owned subsidiary of Electronic Arts Inc. (“EA”), and the equity holders (the “Sellers”) of Playfish Limited (“Playfish”) entered into and closed a definitive agreement for the sale and purchase of Playfish, pursuant to which EA Nederland purchased all of the outstanding capital stock of Playfish. The consideration paid by EA Nederland consisted of: (1) approximately $275 million in cash and (2) approximately $25 million in equity retention arrangements in the form of restricted stock awards and restricted stock unit awards to acquire our common stock. In addition, the Sellers are entitled to additional variable cash consideration that is contingent upon the achievement of certain performance milestones through December 31, 2011. The additional consideration is limited to a maximum of $100 million.

Fiscal 2010 Restructuring

On November 6, 2009, our management initiated a plan of restructuring (the “Plan”) to narrow our product portfolio to provide greater focus on titles with higher margin opportunities. Under the Plan, we anticipate (1) reducing our workforce by approximately 1,300 employees, (2) consolidating or closing various facilities, (3) eliminating certain titles, and (4) incurring IT and other costs to assist in reorganizing certain activities. We expect the majority of these actions to be completed by March 31, 2010.

In connection with the Plan, we anticipate incurring between approximately $130 million and $150 million in total costs, of which approximately $80 million to $90 million will result in future cash expenditures. Approximately $100 million to $120 million of these charges are expected to occur during the fiscal year ending March 31, 2010. These costs will consist primarily of severance and other employee-related costs (approximately $50 million to $60 million), facility closures costs (approximately $35 million), asset impairments (approximately $25 million to $35 million), and various other reorganizational costs (approximately $20 million).

Worker, Homeownership and Business Assistance Act

The Worker, Homeownership and Business Assistance Act of 2009 (“the Act”) was signed into law on November 6, 2009. The Act provides that taxpayers may elect to increase the carry back period for tax losses incurred in a taxable year beginning or ending in either 2008 or 2009. We are in the process of determining whether to elect to increase the carry back period. If we make this election in fiscal year 2010, we may be required to reduce our deferred tax valuation allowance, which could reduce our fiscal year 2010 income tax expense. The amount of the reduction, if any, has not yet been determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Electronic Arts Inc.:

We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of October 3, 2009, the related condensed consolidated statements of operations for the three- and six-month periods ended October 3, 2009 and September 27, 2008, and the related condensed consolidated statements of cash flows for the six-month periods ended October 3, 2009 and September 27, 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 10, 2009

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

OVERVIEW

The following overview is a top-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and six months ended September 30, 2009, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the Condensed Consolidated Financial Statements and related notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 as filed with the SEC on May 22, 2009 and in other documents we have filed with the SEC.

About Electronic Arts

We develop, market, publish and distribute video game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, handheld game players (such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™) and wireless devices (such as cellular phones and smart phones including the Apple iPhone™). Some of our games are based on content that we license from others (e.g., Madden NFL Football, Harry Potter™ and FIFA Soccer), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™, Need for Speed™, Dead Space™ and Pogo™). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., Madden NFL Football, NCAA® Football and FIFA Soccer), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Harry Potter).

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

Financial Results

Total net revenue for the three months ended September 30, 2009 was $788 million, down $106 million as compared to the three months ended September 30, 2008. At September 30, 2009, deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $359 million as compared to June 30, 2009, directly reducing the amount of reported net revenue during the three months ended September 30, 2009. At September 30, 2008, deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $232 million as compared to June 30, 2008, directly decreasing the amount of reported net revenue during the three months ended September 30, 2008. Without these changes in deferred net revenue, reported net revenue increased by approximately $21 million during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Net revenue for the three months ended September 30, 2009, was driven by The Beatles™: Rock Band™, The Sims 3 and FIGHT NIGHT Round 4.

Net loss for the three months ended September 30, 2009 was $391 million as compared to a net loss of $310 million for the three months ended September 30, 2008. Diluted loss per share for the three months ended September 30, 2009 was $1.21 as compared to diluted loss per share of $0.97 for the three months ended September 30, 2008. Net loss increased during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 primarily as a result of (1) a decrease of $106 million in net revenue, (2) a $54 million decrease in our benefit from income taxes, and (3) a $36 million increase in cost of goods sold. These decreases were partially offset by (1) a $54 million decrease in research and development, general and administrative and marketing and sales personnel-related costs primarily as a result of decreases in salaries, incentive-based compensation and stock-based compensation expenses, (2) a $26 million decrease in impairment charges related to our losses on strategic investments, and (3) $21 million recognized during the three months ended September 30, 2008 related to certain abandoned acquisition-related costs.

During the six months ended September 30, 2009, we used $322 million of cash in operating activities as compared to using $415 million of cash for the six months ended September 30, 2008. The decrease in cash used in operating activities for the six months ended September 30, 2009 as compared to the six months ended September 30, 2008 was primarily due to decreases in additional personnel-related costs as a result of our fiscal 2009 restructuring and incentive-based compensation payments. These decreases were partially offset by an increase in advertising and marketing costs.

Trends in Our Business

Economic Environment. As a result of the national and global economic downturn, overall consumer spending has declined. Retailers globally have taken a more conservative stance in ordering game inventory. The decrease in retail orders contributed to the decline in anticipated demand for our products during the 2008 holiday selling season. We remain cautious about our future sales in light of the economic environment and the impact it has had on our retailers.

Current Generation Game Consoles. Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. The current cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched their next-generation systems, the PLAYSTATION 3 and the Wii, respectively. Unlike past cycles, we believe this current cycle may be extended, partly due to the growth of online services and content, the greater graphic and processing power of the current-generation hardware and the introduction of new peripherals. However, growth in the installed base of the Xbox 360, the PLAYSTATION 3 and the Wii may slow down in light of the economic environment. Consequently, our industry may experience slower growth than in recent years.

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

Recent Developments

International Operations and Foreign Currency Exchange Impact. International sales are a fundamental part of our business. Net revenue from international sales accounted for approximately 43 percent of our total net revenue during the six months ended September 30, 2009 and approximately 42 percent of our total net revenue during the six months ended September 30, 2008. Our international net revenue was primarily driven by sales in Europe and, to a much lesser extent, in Asia. We believe that in order to succeed internationally, it is important to develop content locally that is specifically directed toward local cultures and customs. Year-over-year, we estimate that foreign exchange rates had an unfavorable impact on our net revenue of approximately $39 million, or 2 percent, for the six months ended September 30, 2009. During the six months ended September 30, 2009, the U.S. dollar strengthened against most major currencies, including the Euro and the British pound sterling. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency. If the U.S. dollar continues to strengthen against these currencies, then foreign exchange rates may continue to have an unfavorable impact on our results of operations and our financial condition.

Deferred Income Tax Valuation Allowance. In the fiscal quarter ended December 31, 2008, we recorded a valuation allowance against most of our U.S. deferred tax assets. We record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. In making this determination, we are required to give significant weight to evidence that can be objectively verified. Forecasts of future taxable income are considered to be less objective than past results. Therefore, cumulative losses weigh heavily in the overall assessment. Based on these requirements, we expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggests that these benefits are more likely than not to be realized.

Redwood Shores Headquarters Facilities Purchase. On July 13, 2009, we purchased our Redwood Shores headquarters facilities comprised of approximately 660,000 square feet concurrent with the expiration and extinguishment of the lessor’s financing agreements. These facilities were subject to leases, which expired in July 2009, and had previously been accounted for as operating leases. The total amount paid under the terms of the leases was $247 million, of which $233 million related to the purchase price of the facilities and $14 million was for the loss on our lease obligation. Subsequent to our purchase, we classified the facilities on our Condensed Consolidated Balance Sheet as property and equipment, net and recognized depreciation expense for the property acquired on a straight-line basis over the estimated useful lives, excluding the land acquired.

Fiscal 2010 Restructuring. On November 6, 2009, our management initiated a plan of restructuring (the “Plan”) to narrow our product portfolio to provide greater focus on titles with higher margin opportunities. Under the Plan, we anticipate (1) reducing our workforce by approximately 1,300 employees, (2) consolidating or closing various facilities, (3) eliminating certain titles, and (4) incurring IT and other costs to assist in reorganizing certain activities. We expect the majority of these actions to be completed by March 31, 2010.

In connection with the Plan, we anticipate incurring between approximately $130 million and $150 million in total costs, of which approximately $80 million to $90 million will result in future cash expenditures. Approximately $100 million to $120 million of these charges are expected to occur during the fiscal year ending March 31, 2010. These costs will consist primarily of severance and other employee-related costs (approximately $50 million to $60 million), facility closures costs (approximately $35 million), asset impairments (approximately $25 million to $35 million), and various other reorganizational costs (approximately $20 million).

Employee Stock Option Exchange Program. On October 21, 2009, we launched an Employee Stock Option Exchange Program to permit our eligible employees to exchange certain outstanding eligible options for a lesser number of restricted stock units, shares of restricted stock (in Canada only), or new options (in China only) to be granted under our 2000 Equity Incentive Plan (the “Equity Plan”). The Exchange Program offer period began on October 21, 2009 and is expected to end on November 18, 2009, unless we extend the offer. As of October 15, 2009, options held by eligible employees to purchase approximately 18,509,575 shares of our common stock had exercise prices greater than the threshold price of $28.18 per share, which was the 52-week high trading price of our common stock measured as of the start date of the Exchange Program, as reported on The NASDAQ Global Select Market, and are thus potentially eligible to participate in this offer. Assuming all such options are properly tendered for exchange, we will issue approximately 6,591,307 restricted stock units, shares of restricted stock and new stock options and cancel the tendered options. Due to the structure of the Exchange Program as a “value-for-value” exchange for the eligible options tendered for exchange, and certain assumptions we are required to use regarding the eligible options for accounting purposes, we expect to incur an accounting charge of approximately $60 million to $80 million over the vesting period of the restricted stock units issued in the Exchange Program in addition to recognizing any remaining unrecognized expense for the stock options surrendered in exchange for the restricted stock units.

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

Revenue Recognition, Sales Returns, Allowances and Bad Debt Reserves

We derive revenue principally from sales of interactive software games designed for play on video game consoles (such as the PLAYSTATION 3, Xbox 360 and Wii), PCs, handheld game players (such as the PSP and Nintendo DS), and wireless devices (such as cellular phones and smart phones including the Apple iPhone). We evaluate revenue recognition based on the criteria set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, Software: Revenue Recognition, and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. We evaluate and recognize revenue when all four of the following criteria are met:

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

Assessment of Impairment of Goodwill and Other Long-Lived Assets. Current accounting standards require that we assess the recoverability of our finite lived acquisition-related intangible assets and other long-lived assets whenever events or changes in circumstances indicate the remaining value of the assets recorded on our Condensed Consolidated Balance Sheets is potentially impaired. In order to determine if a potential impairment has occurred, management must make various assumptions about the estimated fair value of the asset by evaluating future business prospects and estimated cash flows. For some assets, our estimated fair value is dependent upon predicting which of our products will be successful. This success is dependent upon several factors, which are beyond our control, such as which operating platforms will be successful in the marketplace. Also, our revenue and earnings are dependent on our ability to meet our product release schedules.

We are required to perform a two-step approach to testing goodwill for impairment for each reporting unit annually, or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. Our reporting units are determined by the components of our operating segments that constitute a business for which both (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. We are required to perform the impairment test at least annually by applying a fair-value-based test. The first step measures for impairment by applying fair-value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit.

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

Assessment of Impairment of Short-Term Investments, Marketable Equity Securities and Other Investments. We periodically review our short-term investments, marketable equity securities and other investments for impairment. Our short-term investments consist of securities with remaining maturities greater than three months at the time of purchase and our marketable equity securities consist of investments in common stock of publicly traded companies, both are accounted for as available-for-sale. Unrealized gains and losses on our short-term investments and marketable equity securities are recorded to other comprehensive income, net of tax, until either (1) the security is sold or (2) we determine that the decline in the fair value of a security to a level below its cost basis is other-than-temporary. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the duration that the fair value has been less than the cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During the three and six months ended September 30, 2009, we recognized impairment charges of $8 million and $24 million, respectively, on our marketable equity securities. During the three and six months ended September 30, 2008, we recognized impairment charges of $25 million and $30 million, respectively, on our marketable equity securities. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could have a material impact on our financial results.

Our other investments consist principally of non-voting preferred shares in two companies whose common stocks are publicly traded and are accounted for under the cost method. Under this method, these investments are recorded at cost until we determine that the fair values of the investments have fallen below their cost basis and that such declines are other-than-temporary. We monitor these investments for impairment and make appropriate reductions in the carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of the investees. We had no impairment charges during the three and six months ended September 30, 2009. During the three and six months ended September 30, 2008, we recognized impairment charges of $9 million and $10 million, respectively, on our other investments.

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

Stock-Based Compensation

We are required to estimate the fair value of share-based payment awards on the date of grant. The estimated fair value of stock options and stock purchase rights granted pursuant to our employee stock purchase plan is determined using the Black-Scholes valuation model, which requires us to make certain assumptions about the future. Determining the estimated fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the term of the award. The key assumptions for the Black-Scholes valuation calculation are:

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

Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. These obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of September 30, 2009 and March 31, 2009, approximately $23 million and $37 million, respectively, of minimum guaranteed royalty obligations had been recognized.

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment based on an undiscounted cash flow basis when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During the six months ended September 30, 2009, we recognized impairment charges of $1 million. We had no loss or impairment charges during the three months ended September 30, 2009. During the three and six months ended September 30, 2008, we recognized an impairment charge of $5 million.

Income Taxes

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statement amount and the tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. We record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. In making this determination, we are required to give significant weight to evidence that can be objectively verified. It is generally difficult to conclude that a valuation allowance is not needed when there is significant negative evidence, such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results, particularly in light of the recent deterioration of the economic environment. Therefore, cumulative losses weigh heavily in the overall assessment.

In addition to considering forecasts of future taxable income, we are also required to evaluate and quantify other possible sources of taxable income in order to assess the realization of our deferred tax assets, namely the reversal of existing deferred tax liabilities, the carry back of losses and credits as allowed under current tax law, and the implementation of tax planning strategies. Evaluating and quantifying these amounts involves significant judgments. Each source of income must be evaluated based on all positive and negative evidence, and involve assumptions about future activity. Certain taxable temporary differences that are not expected to reverse during the carry forward periods permitted by tax law cannot be considered as a source of future taxable income that may be available to realize the benefit of deferred tax assets. For example, in determining the valuation allowance we recorded at June 30, 2009, we did not include as a source of future taxable income the taxable temporary difference related to the accumulated tax depreciation on our headquarters facilities in Redwood City, California. On July 13, 2009, we purchased our Redwood Shores headquarters facilities concurrent with the expiration and extinguishment of the lessor’s financing agreements. These facilities were subject to leases which expired in July 2009, and had been accounted for as operating leases. The total amount paid under the terms of the leases was $247 million, of which $233 million related to the purchase price of the facilities and $14 million was for the loss on our lease obligation. Therefore, in the fiscal quarter ended September 30, 2009, we recorded a tax benefit of approximately $31 million, consisting of approximately $6 million related to the loss on our lease obligation and a $25 million reduction in our valuation allowance due to the inclusion of a significant portion of the remaining taxable temporary difference as a source of future taxable income.

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

RESULTS OF OPERATIONS

Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2010 and 2009 contain 53 and 52 weeks, respectively, and ends or ended, as the case may be, on April 3, 2010 and March 28, 2009, respectively. Our results of operations for the three months ended September 30, 2009 and 2008 contain 13 weeks and ended on October 3, 2009 and September 27, 2008, respectively. Our results of operations for the six months ended September 30, 2009 and 2008 contain 27 and 26 weeks, respectively, and ended on October 3, 2009 and September 27, 2008, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

During the three and six months ended September 30, 2009, we recognized total net revenue of $788 million and $1,432 million, respectively. Our total net revenue during the three and six months ended September 30, 2009 includes $290 million and $502 million, respectively, recognized from sales of certain online-enabled packaged goods and digital content that either (1) we were not able to objectively determine the fair value (as defined by U.S. Generally Accepted Accounting Principles for software sales) of the online service that we provided in connection with the sale or (2) we had an obligation to deliver incremental unspecified digital content in the future without an additional fee. When we refer to deferral of net revenue in this “Net Revenue” section, we mean the deferral of (1) the total net revenue from bundle sales of certain online-enabled packaged goods and PC digital downloads for which either we do not have VSOE for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) revenue from certain packaged goods sales of massively-multiplayer online role-playing games, and (3) revenue from the sale of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions.” During the three and six months ended September 30, 2009, we deferred the recognition of $359 million and $531 million of net revenue, respectively, which decreased our reported net revenue, as compared to the deferral of $232 million and $37 million of net revenue during the three and six months ended September 30, 2008, respectively, which decreased our reported net during the three and six months ended September 30, 2008.

From a geographical perspective, our total net revenue for the three and six months ended September 30, 2009 and 2008 was as follows (in millions):

	Three Months Ended September 30,				Increase / (Decrease)	% Change
	2009		2008
North America	$479	61%	$555	62%	$(76)	(14%)

Europe	268	34%	301	34%	(33)	(11%)
Asia	41	5%	38	4%	3	8%

International	309	39%	339	38%	(30)	(9%)

Total Net Revenue	$788	100%	$894	100%	$(106)	(12%)

	Six Months Ended September 30,				Decrease	% Change
	2009		2008
North America	$822	57%	$984	58%	$(162)	(16%)

Europe	526	37%	630	37%	(104)	(17%)
Asia	84	6%	84	5%	—	—

International	610	43%	714	42%	(104)	(15%)

Total Net Revenue	$1,432	100%	$1,698	100%	$(266)	(16%)

The overall change in deferred net revenue for the three and six months ended September 30, 2009 and 2008 was as follows (in millions):

	Three Months Ended September 30,		Increase / (Decrease)
	2009	2008
Xbox 360	$(189)	$—	$(189)
PLAYSTATION 3	(180)	(68)	(112)
PSP	(19)	3	(22)
PlayStation 2	(14)	(22)	8
Wii	2	(28)	30
PC	40	(117)	157
Other	1	—	1

Total Impact on Net Revenue	$(359)	$(232)	$(127)

	Six Months Ended September 30,		Increase / (Decrease)
	2009	2008
Xbox 360	$(252)	$—	$(252)
PLAYSTATION 3	(158)	10	(168)
PC	(91)	(89)	(2)
Wii	(21)	(9)	(12)
PlayStation 2	(7)	17	(24)
PSP	(3)	34	(37)
Other	1	—	1

Total Impact on Net Revenue	$(531)	$(37)	$(494)

North America

For the three months ended September 30, 2009, net revenue in North America was $479 million, driven by The Beatles: Rock Band, The Sims 3, and Rock Band 2. Net revenue for the three months ended September 30, 2009 decreased 14 percent, or $76 million, as compared to the three months ended September 30, 2008. From an operational perspective, the decrease in net revenue was driven by (1) a $111 million decrease in net revenue from sales of titles for the Xbox 360, and (2) a $38 million decrease in net revenue from sales of titles for the PlayStation 2. These decreases were partially offset by (1) a $32 million increase in net revenue from sales of titles for the Wii and (2) a $30 million increase in net revenue from sales of titles for the PLAYSTATION 3.

The deferral of net revenue decreased our reported net revenue by $159 million during the three months ended September 30, 2009, as compared to a decrease in our reported net revenue of $191 million for the three months ended September 30, 2008.

The change in deferred net revenue for the three months ended September 30, 2009 and 2008 for North America was as follows (in millions):

	Three Months Ended September 30,		Increase / (Decrease)
	2009	2008
Xbox 360	$(104)	$—	$(104)
PLAYSTATION 3	(67)	(71)	4
PlayStation 2	(14)	(22)	8
PSP	(5)	(3)	(2)
Wii	6	(22)	28
PC	24	(73)	97
Other	1	—	1

Total Impact on Net Revenue	$(159)	$(191)	$32

For the six months ended September 30, 2009, net revenue in North America was $822 million, driven by The Beatles: Rock Band, EA SPORTS Active™, and Rock Band 2. Net revenue for the six months ended September 30, 2009 decreased 16 percent, or $162 million, as compared to the six months ended September 30, 2008. From an operational perspective, the decrease in net revenue was driven by (1) a $150 million decrease in net revenue from sales of titles for the Xbox 360 and (2) an $80 million decrease in net revenue from sales of titles for the PlayStation 2. These decreases were partially offset by (1) a $53 million increase in net revenue from sales of titles for the Wii and (2) a $23 million increase in net revenue from sales of titles for the PC.

The deferral of net revenue decreased our reported net revenue by $265 million during the six months ended September 30, 2009, as compared to a decrease in our reported net revenue of $102 million for the six months ended September 30, 2008.

The change in deferred net revenue for the six months ended September 30, 2009 and 2008 for North America was as follows (in millions):

	Six Months Ended September 30,		Increase / (Decrease)
	2009	2008
Xbox 360	$(153)	$—	$(153)
PLAYSTATION 3	(69)	(42)	(27)
PC	(30)	(66)	36
PlayStation 2	(8)	1	(9)
Wii	(7)	(8)	1
PSP	1	12	(11)
Other	1	1	—

Total Impact on Net Revenue	$(265)	$(102)	$(163)

We expect net revenue in North America to decrease during fiscal year 2010 as compared to fiscal year 2009 due to an expected increase in deferred net revenue related to our online-enabled packaged goods and digital content.

Europe

For the three months ended September 30, 2009, net revenue in Europe was $268 million, driven by The Sims 3, The Beatles: Rock Band, and FIFA 10. Net revenue for the three months ended September 30, 2009 decreased 11 percent, or $33 million, as compared to the three months ended September 30, 2008. From an operational perspective the decrease in net revenue was driven by (1) a $17 million decrease in net revenue from sales of titles for the Nintendo DS, (2) an $8 million decrease in net revenue from sales of titles for the Xbox 360, and (3) an $8 million decrease in net revenue from sales of titles for the PLAYSTATION 3. These decreases were partially offset by an increase of $10 million in net revenue from sales of titles for the Wii.

The deferral of net revenue decreased our reported net revenue by $191 million during the three months ended September 30, 2009, as compared to a decrease in our reported net revenue of $37 million for the three months ended September 30, 2008.

We estimate that foreign exchange rates (primarily the British pound sterling) decreased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $32 million, or 11 percent, for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue decreased by approximately $1 million, or less than 1 percent, for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008.

The change in deferred net revenue for the three months ended September 30, 2009 and 2008 for Europe was as follows (in millions):

	Three Months Ended September 30,		Increase / (Decrease)
	2009	2008
PLAYSTATION 3	$(107)	$2	$(109)
Xbox 360	(80)	—	(80)
PSP	(14)	5	(19)
Wii	(4)	(6)	2
PC	14	(38)	52

Total Impact on Net Revenue	$(191)	$(37)	$(154)

For the six months ended September 30, 2009, net revenue in Europe was $526 million, driven by FIFA 09, The Sims 3, and Need for Speed Undercover. Net revenue for the six months ended September 30, 2009 decreased 17 percent, or $104 million, as compared to the six months ended September 30, 2008. From an operational perspective the decrease in net revenue was driven by (1) a $36 million decrease in net revenue from sales of titles for the PC, (2) a $28 million decrease in net revenue from sales of titles for the Xbox 360, (3) a $22 million decrease in net revenue from sales of titles for the PlayStation 2, and (4) a $21 million decrease in net revenue from sales of titles for the PLAYSTATION 3.

The deferral of net revenue decreased our reported net revenue by $252 million during the six months ended September 30, 2009, as compared to an increase in our reported net revenue of $57 million for the six months ended September 30, 2008.

We estimate that foreign exchange rates (primarily the British pound sterling) decreased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $32 million, or 5 percent, for the six months ended September 30, 2009, as compared to the six months ended September 30, 2008. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue decreased by approximately $72 million, or 12 percent, for the six months ended September 30, 2009, as compared to the six months ended September 30, 2008.

The change in deferred net revenue for the six months ended September 30, 2009 and 2008 for Europe was as follows (in millions):

	Six Months Ended September 30,		Decrease
	2009	2008
Xbox 360	$(93)	$—	$(93)
PLAYSTATION 3	(85)	46	(131)
PC	(58)	(20)	(38)
Wii	(12)	(2)	(10)
PSP	(5)	19	(24)
PlayStation 2	1	14	(13)

Total Impact on Net Revenue	$(252)	$57	$(309)

We expect net revenue in Europe to decrease during fiscal year 2010 as compared to fiscal year 2009 due to an expected increase in deferred net revenue related to our online-enabled packaged goods and digital content, partially offset by an expected increase in sales.

Asia

For the three months ended September 30, 2009, net revenue in Asia was $41 million, driven by The Sims 3, The Beatles: Rock Band, and EA SPORTS Active. Net revenue for the three months ended September 30, 2009 increased 8 percent, or $3 million, as compared to the three months ended September 30, 2008. From an operational perspective, the increase in net revenue was driven primarily by a $6 million increase in net revenue from sales of titles for the Wii, partially offset by a $4 million decrease in net revenue from sales of titles for the PC.

The deferral of net revenue decreased our reported net revenue by $9 million during the three months ended September 30, 2009, as compared to a decrease in our reported net revenue of $4 million for the three months ended September 30, 2008.

We estimate that foreign exchange rates (particularly the Australian dollar) decreased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $4 million, or 11 percent, for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue increased by approximately $7 million, or 19 percent, for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008.

The change in deferred net revenue for the three months ended September 30, 2009 and 2008 for Asia was as follows (in millions):

	Three Months Ended September 30,		Increase / (Decrease)
	2009	2008
PLAYSTATION 3	$(6)	$1	$(7)
Xbox 360	(5)	—	(5)
PC	2	(6)	8
PSP	—	1	(1)

Total Impact on Net Revenue	$(9)	$(4)	$(5)

For the six months ended September 30, 2009, net revenue in Asia was $84 million, driven by EA SPORTS Active, Need for Speed Undercover, and FIFA 09. Net revenue for the six months ended September 30, 2009 was flat compared to the six months ended September 30, 2008.

The deferral of net revenue decreased our reported net revenue by $14 million during the six months ended September 30, 2009, as compared to an increase in our reported net revenue of $8 million for the six months ended September 30, 2008.

We estimate that foreign exchange rates (particularly the Australian dollar) decreased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $7 million, or 8 percent, for the six months ended September 30, 2009, as compared to the six months ended September 30, 2008. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue increased by approximately $7 million, or 8 percent, for the six months ended September 30, 2009, as compared to the six months ended September 30, 2008.

The change in deferred net revenue for the six months ended September 30, 2009 and 2008 for Asia was as follows (in millions):

	Six Months Ended September 30,		Increase / (Decrease)
	2009	2008
Xbox 360	$(6)	$—	$(6)
PLAYSTATION 3	(4)	6	(10)
Wii	(2)	1	(3)
PC	(3)	(3)	—
PlayStation 2	—	2	(2)
PSP	1	3	(2)
Other	—	(1)	1

Total Impact on Net Revenue	$(14)	$8	$(22)

We expect net revenue in Asia to increase during fiscal year 2010 as compared to fiscal year 2009 due to increased sales, partially offset by an expected increase in deferred net revenue related to our online-enabled packaged goods and digital content.

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

Cost of goods sold for the three and six months ended September 30, 2009 and 2008 were as follows (in millions):

	September 30, 2009	% of Net Revenue	September 30, 2008	% of Net Revenue	% Change	Change as a % of Net Revenue
Three months ended	$593	75.3%	$557	62.3%	6.6%	13.0%
Six months ended	$914	63.9%	$853	50.2%	7.2%	13.7%

During the three months ended September 30, 2009, cost of goods sold increased by 13.0 percent as a percentage of total net revenue as compared to the three months ended September 30, 2008. This increase was primarily due to a $127 million unfavorable change in deferred net revenue related to certain online-enabled packaged goods and digital content for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008.

During the six months ended September 30, 2009, cost of goods sold increased by 13.7 percent as a percentage of total net revenue as compared to the six months ended September 30, 2008. This increase was primarily due to a $494 million unfavorable change in deferred net revenue related to certain online-enabled packaged goods and digital content for the six months ended September 30, 2009, as compared to the six months ended September 30, 2008. The overall increase in cost of goods sold as a percentage of net revenue was partially mitigated by a greater percentage of net revenue from EA studio products, which have a higher margin than our co-publishing and distribution products, which positively impacted cost of goods sold as a percentage of total net revenue by approximately 3.2 percent.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs and advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for the three and six months ended September 30, 2009 and 2008 were as follows (in millions):

	September 30, 2009	% of Net Revenue	September 30, 2008	% of Net Revenue	$ Change	% Change
Three months ended	$187	24%	$197	22%	$(10)	(5%)
Six months ended	$351	25%	$325	19%	$26	8%

Marketing and sales expenses decreased by $10 million, or 5 percent, during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. The decrease was primarily due to a $6 million decrease in personnel-related costs primarily resulting from a decrease in headcount.

Marketing and sales expenses increased by $26 million, or 8 percent, during the six months ended September 30, 2009, as compared to the six months ended September 30, 2008. The increase was primarily due to an increase of $43 million in marketing, advertising and promotional expenses primarily to support our launch of new franchises and incremental spending on established franchises. This increase was partially offset by a $19 million decrease in personnel-related costs primarily resulting from a decrease in headcount and incentive-based compensation expense.

We expect marketing and sales expenses to increase in absolute dollars during fiscal year 2010 as compared to fiscal year 2009 primarily due to an increase in marketing and advertising expenses, partially offset by a decrease in personnel-related costs.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.

General and administrative expenses for the three and six months ended September 30, 2009 and 2008 were as follows (in millions):

	September 30, 2009	% of Net Revenue	September 30, 2008	% of Net Revenue	$ Change	% Change
Three months ended	$91	12%	$92	10%	$(1)	(1%)
Six months ended	$157	11%	$176	10%	$(19)	(11%)

General and administrative expenses decreased by $1 million, or 1 percent, during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. This decrease was primarily due to a $7 million decrease in personnel-related costs primarily resulting from a decrease in stock-based compensation expense and headcount. This decrease was offset by an increase in facilities related expenses of $11 million primarily due to the $14 million loss on our lease obligation related to our Redwood Shores headquarters facilities.

General and administrative expenses decreased by $19 million, or 11 percent, during the six months ended September 30, 2009, as compared to the six months ended September 30, 2008. This decrease was primarily due to a $24 million decrease in personnel-related costs primarily resulting from a decrease in stock-based and incentive-based compensation expenses and headcount. These decreases were partially offset by an increase in facilities related expenses of $10 million primarily due to a $14 million loss on our lease obligation.

We expect general and administrative expenses to decrease in absolute dollars during fiscal year 2010 as compared to fiscal year 2009 primarily due to a decrease in personnel-related costs.

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

Research and development expenses for the three and six months ended September 30, 2009 and 2008 were as follows (in millions):

	September 30, 2009	% of Net Revenue	September 30, 2008	% of Net Revenue	$ Change	% Change
Three months ended	$316	40%	$372	42%	$(56)	(15%)
Six months ended	$628	44%	$729	43%	$(101)	(14%)

Research and development expenses decreased by $56 million, or 15 percent, during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. The decrease was primarily due to (1) a decrease of $35 million in additional personnel-related costs primarily resulting from a decrease in headcount, (2) a decrease of $13 million in external development and contracted services, and (3) a decrease of $6 million in stock-based compensation expense.

Research and development expenses decreased by $101 million, or 14 percent, during the six months ended September 30, 2009, as compared to the six months ended September 30, 2008. The decrease was primarily due to (1) a decrease of $50 million in additional personnel-related costs primarily resulting from a decrease in headcount, (2) a decrease of $18 million in incentive-based compensation expense, (3) a decrease of $16 million in stock-based compensation expense, and (4) a $14 million decrease in external development and contracted services.

We expect research and development expenses to decrease in absolute dollars during fiscal year 2010 as compared to fiscal year 2009 primarily due to a decrease in personnel-related costs.

Amortization of Intangibles

Amortization of intangibles for the three and six months ended September 30, 2009 and 2008 was as follows (in millions):

	September 30, 2009	% of Net Revenue	September 30, 2008	% of Net Revenue	$ Change	% Change
Three months ended	$12	2%	$16	2%	$(4)	(25%)
Six months ended	$24	2%	$30	2%	$(6)	(20%)

Amortization of intangibles decreased by $4 million, or 25 percent, and $6 million, or 20 percent, during the three and six months ended September 30, 2009, respectively, as compared to the three and six months ended September 30, 2008, primarily due to a change in the estimated useful lives of certain intangibles.

Certain Abandoned Acquisition-Related Costs

Certain abandoned acquisition-related costs consist of costs we incurred in connection with the abandoned acquisition of Take-Two. On August 18, 2008, we allowed our tender offer for Take-Two shares to expire and on September 14, 2008, we announced that we had terminated discussions with Take-Two. As a result, during the three and six months ended September 30, 2008, we recognized $21 million in related costs consisting of legal, banking and other consulting fees.

Restructuring Charges

Restructuring charges for the three and six months ended September 30, 2009 and 2008 were as follows (in millions):

	September 30, 2009	% of Net Revenue	September 30, 2008	% of Net Revenue	$ Change	% Change
Three months ended	$6	1%	$3	—	$3	100%
Six months ended	$20	1%	$23	1%	$(3)	(13%)

Fiscal 2009 Restructuring

During the six months ended September 30, 2009, we incurred $11 million of restructuring charges, primarily for facilities-related expenses. Including $52 million of charges incurred through September 30, 2009, we expect to incur cash and non-cash charges between $52 million and $55 million by March 2010. These charges will consist primarily of employee-related costs (approximately $33 million), facility exit costs (approximately $18 million), as well as other costs including asset impairment costs (approximately $2 million).

Fiscal 2008 Reorganization

During the six months ended September 30, 2009, we incurred $9 million of charges associated with our fiscal 2008 reorganization, of which $6 million related to other expenses, including contracted services costs to assist in the reorganization of our business support functions, and $3 million was for facilities-related expenses. Through September 30, 2009, we have incurred substantially all of the charges under this plan. During the six months ended September 30, 2008, we incurred $21 million of reorganization charges, of which $16 million was for a facility-related impairment charge.

Losses on Strategic Investments

Losses on strategic investments for the three and six months ended September 30, 2009 and 2008 were as follows (in millions):

	September 30, 2009	% of Net Revenue	September 30, 2008	% of Net Revenue	$ Change	% Change
Three months ended	$(8)	(1%)	$(34)	(4%)	$26	76%
Six months ended	$(24)	(2%)	$(40)	(2%)	$16	40%

During the three months ended September 30, 2009, losses on strategic investments decreased by $26 million, or 76 percent, as compared to the three months ended September 30, 2008. We recognized an $8 million impairment charge on our common stock investment in The9 during the three months ended September 30, 2009. During the three months ended September 30, 2008, we recognized $34 million of impairment charges on our investments in Neowiz’s common and preferred shares.

During the six months ended September 30, 2009, losses on strategic investments decreased by $16 million, or 40 percent, as compared to the six months ended September 30, 2008. We recognized a $24 million impairment charge on our common stock investment in The9 during the six months ended September 30, 2009. During the six months ended September 30, 2008, we recognized $40 million of impairment charges on our investments in Neowiz’s common and preferred shares.

Interest and Other Income, Net

Interest and other income, net, for the three and six months ended September 30, 2009 and 2008 were as follows (in millions):

	September 30, 2009	% of Net Revenue	September 30, 2008	% of Net Revenue	$ Change	% Change
Three months ended	$7	1%	$7	1%	$—	—
Six months ended	$10	1%	$23	1%	$(13)	(57%)

During the six months ended September 30, 2009, interest and other income, net, decreased by $13 million, or 57 percent, respectively, as compared to the six months ended September 30, 2008, primarily due to a decrease in interest income resulting from lower yields on our cash and cash equivalents and short-term investments balances and lower cash and cash equivalents and short-term investment balances.

Income Taxes

Income tax benefit for the three and six months ended September 30, 2009 and 2008 were as follows (in millions):

	September 30, 2009	Effective Tax Rate	September 30, 2008	Effective Tax Rate	% Change
Three months ended	$(27)	6.7%	$(81)	20.6%	67%
Six months ended	$(51)	7.6%	$(73)	15.3%	30%

The tax benefit reported for the three and six months ended September 30, 2009 is based on our projected annual effective tax rate for fiscal 2010, and also includes certain discrete tax charges recorded during the period. Our effective tax rates for the three and six months ended September 30, 2009 were a tax benefit of 6.7 percent and 7.6 percent, respectively, compared to a tax benefit of 20.6 percent and 15.3 percent for the same periods in fiscal 2009. The effective tax rates for the three and six months ended September 30, 2009 differ from the statutory rate of 35.0 percent primarily due to U.S. losses for which no benefit is recognized, non-U.S. losses with a reduced or zero tax benefit, partially offset by benefits related to the resolution of examinations by taxing authorities and reductions in the valuation allowance on U.S. deferred tax assets. The effective tax rates for the three and six months ended September 30, 2009 differ from the same periods in fiscal year 2009 primarily due to reduced or zero tax benefit on losses incurred, changes in the deferred tax valuation allowance, tax charges incurred in fiscal year 2009 related to our integration of VG Holding Corp., and tax benefits related to the resolution of tax examinations.

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

Certain taxable temporary differences that are not expected to reverse during the carry forward periods permitted by tax law cannot be considered as a source of future taxable income that may be available to realize the benefit of deferred tax assets. For example, in determining the valuation allowance we recorded at June 30, 2009, we did not include as a source of future taxable income the taxable temporary difference related to the accumulated tax depreciation on our headquarters facilities in Redwood City, California. On July 13, 2009, we purchased our Redwood Shores headquarters facilities concurrent with the expiration and extinguishment of the lessor’s financing agreements. These facilities were subject to leases which expired in July 2009, and had been accounted for as operating leases. The total amount paid under the terms of the leases was $247 million, of which $233 million related to the purchase price of the facilities and $14 million was for the loss on our lease obligation. Therefore, in the fiscal quarter ended September 30, 2009, we recorded a tax benefit of approximately $31 million, consisting of approximately $6 million related to the loss on our lease obligation and a $25 million reduction in our valuation allowance due to the inclusion of a significant portion of the remaining taxable temporary difference as a source of future taxable income.

We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes have been provided thereon. We currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the United States.

Impact of Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-13 to have a material impact on our Condensed Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements that Include Software Elements. This guidance modifies the scope of FASB ASC subtopic 965-605, Software-Revenue Recognition, to exclude from its requirements non-software components of tangible products and software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-14 to have a material impact on our Condensed Consolidated Financial Statements.

In June 2009, the FASB issued accounting guidance contained within FASB ASC 810, Consolidation, which amends the consolidation guidance for variable interest entities and requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009. We do not expect this adoption to have a material impact on our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of September 30, 2009	As of March 31, 2009	Increase / (Decrease)
Cash and cash equivalents	$1,042	$1,621	$(579)
Short-term investments	583	534	49
Marketable equity securities	387	365	22

Total	$2,012	$2,520	$(508)

Percentage of total assets	40%	54%

	Six Months Ended September 30,		Increase / (Decrease)
(In millions)	2009	2008
Cash used in operating activities	$(322)	$(415)	$93
Cash provided by (used in) investing activities	(316)	92	(408)
Cash provided by financing activities	25	85	(60)
Effect of foreign exchange on cash and cash equivalents	34	(18)	52

Net decrease in cash and cash equivalents	$(579)	$(256)	$(323)

Changes in Cash Flow

During the six months ended September 30, 2009, we used $322 million of cash in operating activities as compared to using $415 million of cash for the six months ended September 30, 2008. The decrease in cash used in operating activities for the six months ended September 30, 2009 as compared to the six months ended September 30, 2008 was primarily due to decreases in additional personnel-related costs as a result of our fiscal 2009 restructuring and incentive-based compensation payments. These decreases were partially offset by an increase in advertising and marketing costs.

For the six months ended September 30, 2009, we generated $359 million of cash proceeds from maturities and sales of investments. Our primary use of cash in non-operating activities consisted of $405 million used to purchase short-term investments and $267 million in capital expenditures, which includes $233 million used to purchase our Redwood Shores headquarters facilities.

Short-term investments and marketable equity securities

Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2009, our short-term investments had gross unrealized gains of $5 million, or 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

The fair value of our marketable equity securities increased to $387 million as of September 30, 2009 from $365 million as of March 31, 2009. This increase was primarily due to unrealized gains of $51 million in the fair value of our investments. This increase was offset by impairment charges of $24 million recognized on our common stock investment in The9.

Receivables, net

Our gross accounts receivable balances were $840 million and $333 million as of September 30, 2009 and March 31, 2009, respectively. The increase in our accounts receivable balance was primarily due to higher sales volumes in the second quarter of fiscal year 2010 as compared to the fourth quarter of fiscal year 2009, which was expected as we traditionally have higher sales during our second quarter as compared to our fourth quarter. We expect our accounts receivable balance to increase during the three months ending December 31, 2009 based on our seasonal product release schedule. Reserves for sales returns, pricing allowances and doubtful accounts decreased in absolute dollars from $217 million as of March 31, 2009 to $194 million as of September 30, 2009. As a percentage of trailing nine month net revenue, reserves increased from 6 percent as of March 31, 2009, to 8 percent as of September 30, 2009. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.

Inventories

Inventories increased to $250 million as of September 30, 2009 from $217 million as of March 31, 2009, primarily as a result of inventory for FIFA, EA SPORTS Active and Littlest Pet Shop™ Friends in conjunction with the seasonality of our business.

Other current assets and other assets

Other current assets increased to $245 million as of September 30, 2009, from $216 million as of March 31, 2009, while other assets increased to $124 million as of September 30, 2009 from $115 million as of March 31, 2009. Other current assets and other assets combined, increased by $38 million primarily due to an increase in other receivable balances.

Accounts payable

Accounts payable increased to $273 million as of September 30, 2009, from $152 million as of March 31, 2009, primarily due to higher inventory purchases in conjunction with the seasonality of our business.

Accrued and other current liabilities

Our accrued and other current liabilities increased to $848 million as of September 30, 2009 from $723 million as of March 31, 2009. The $125 million increase was primarily due to (1) an $84 million increase in accrued royalties, (2) a $35 million increase in Value-Added Tax payables, and (3) a $33 million increase in marketing and advertising accruals to support our current year releases. These increases were partially offset by a $20 million decrease in other accrued compensation and benefits.

Deferred income taxes, net

Our net deferred income tax asset position increased by $46 million as of September 30, 2009 as compared to March 31, 2009, primarily due to a decrease in the valuation allowance on domestic deferred tax assets.

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

The loan financing arrangements supporting our Redwood City headquarters leases, described in the “Off-Balance Sheet Commitments” section below, expired in July 2009. On July 13, 2009, we purchased our Redwood Shores headquarters facilities comprised of approximately 660,000 square feet concurrent with the expiration and extinguishment of the lessor’s financing agreements. These facilities were subject to leases, which expired in July 2009, and had previously been accounted for as operating leases. The total amount paid under the terms of the leases was $247 million, of which $233 million related to the purchase price of the facilities and $14 million was for the loss on our lease obligation.

As of September 30, 2009, approximately $839 million of our cash, cash equivalents, short-term investments and marketable equity securities was domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

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

The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2009, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations			Commercial Commitments
Fiscal Year Ending March 31,	Leases (a)	Developer/ Licensor Commitments (b)	Marketing	Letter of Credit, Bank and Other Guarantees	Total
2010 (remaining six months)	$28	$192	$40	$2	$262
2011	44	310	73	—	427
2012	34	217	42	—	293
2013	28	149	42	—	219
2014	20	13	24	—	57
Thereafter	39	622	131	—	792

Total	$193	$1,503	$352	$2	$2,050

(a)

See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information. Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $13 million due in the future under non-cancelable sub-leases.

(b)

Developer/licensor commitments include $23 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheet as of September 30, 2009 because payment is not contingent upon performance by the developer or licensor.

The amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements.

In addition to what is included in the table above, as of September 30, 2009, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $335 million, of which approximately $16 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

OFF-BALANCE SHEET COMMITMENTS

Lease Commitments

As of September 30, 2009, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

On July 13, 2009, we purchased our Redwood Shores headquarters facilities comprised of approximately 660,000 square feet concurrent with the expiration and extinguishment of the lessor’s financing agreements. These facilities were subject to leases, which expired in July 2009, and had previously been accounted for as operating leases. The total amount paid under the terms of the leases was $247 million, of which $233 million related to the purchase price of the facilities and $14 million was for the loss on our lease obligation. Subsequent to our purchase, we classified the facilities on our Condensed Consolidated Balance Sheet as property and equipment, net and recognized depreciation expense for the property acquired on a straight-line basis over the estimated useful lives, excluding the land acquired.

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

Foreign Currency Exchange Rate Risk

Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into net revenue or research and development expenses, as appropriate in the period when the forecasted transaction is recorded. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net, in our Condensed Consolidated Statements of Operations. Our hedging programs are designed to reduce, but do not entirely eliminate the impact of currency exchange rate movements in net revenue and research and development expenses. As of September 30, 2009, we had foreign currency option contracts to purchase approximately $36 million in foreign currency and to sell approximately $117 million of foreign currencies. As of September 30, 2009, these foreign currency option contracts outstanding had a total fair value of $2 million, included in other current assets. As of March 31, 2009, we had foreign currency option contracts to purchase approximately $19 million in foreign currency and to sell approximately $65 million of foreign currencies. As of March 31, 2009, these foreign currency option contracts outstanding had a total fair value of $2 million, included in other current assets.

Balance Sheet Hedging Activities. We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or other current liabilities in our Condensed Consolidated Balance Sheets, and gains and losses from changes in fair value are reported in interest and other income, net. The gains and losses on these forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated assets and liabilities, which are also reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign-currency-denominated asset or liability, in which case our results will be impacted. As of September 30, 2009, we had foreign currency forward contracts to purchase and sell approximately $320 million in foreign currencies. Of this amount, $286 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $26 million to purchase foreign currencies in exchange for U.S. dollars and $8 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2009, we had foreign currency forward contracts to purchase and sell approximately $63 million in foreign currencies. Of this amount, $53 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $7 million to purchase foreign currencies in exchange for U.S. dollars and $3 million to sell foreign currencies in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was immaterial as of September 30, 2009 and March 31, 2009.

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

Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2009, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in a potential loss in fair value of our foreign currency option contracts used in cash flow hedging of $2 million in both scenarios. A hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $31 million and $47 million, respectively, as of September 30, 2009. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

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

As of September 30, 2009 and March 31, 2009, our short-term investments were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of September 30, 2009 and March 31, 2009 (in millions):

	As of September 30, 2009	As of March 31, 2009
Corporate bonds	$224	$131
U.S. Treasury securities	191	200
U.S. agency securities	149	109
Commercial paper	15	79
Asset-backed securities	4	15

Total short-term investments	$583	$534

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of September 30, 2009, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 30, 2009	Valuation of Securities Given an Interest Rate Increase of X Basis Points
(In millions)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$229	$228	$226	$224	$223	$221	$220
U.S. Treasury securities	195	194	192	191	190	188	187
U.S. agency securities	151	150	150	149	149	148	147
Commercial paper	15	15	15	15	15	15	15
Asset-backed securities	4	4	4	4	4	4	4

Total short-term investments	$594	$591	$587	$583	$581	$576	$573

Market Price Risk

The value of our marketable equity securities in publicly traded companies is subject to market price volatility and foreign currency risk for investments denominated in foreign currencies. As of September 30, 2009 and March 31, 2009, our marketable equity securities were classified as available-for-sale and, consequently, were recorded in our Condensed Consolidated Balance Sheets at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $387 million and $365 million as of September 30, 2009 and March 31, 2009, respectively. In the three and six months ended September 30, 2009, we recognized other-than-temporary impairment losses on our marketable equity securities of $8 million and $24 million, respectively. In the three and six months ended September 30, 2008, we recognized other-than-temporary impairment losses on our marketable equity securities of $25 million and $30 million, respectively.

Our marketable equity securities have been and may continue to be adversely impacted by volatility in the public stock markets. At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of September 30, 2009, arising from changes in market prices plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given an X Percentage Decrease in Each Stock’s Market Price			Fair Value as of September 30, 2009	Valuation of Securities Given an X Percentage Increase in Each Stock’s Market Price
(In millions)	(75%)	(50%)	(25%)		25%	50%	75%
Marketable equity securities	$97	$194	$290	$387	$484	$581	$677

Item 4.	Controls and Procedures

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended September 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Our products are marketed worldwide through a diverse spectrum of advertising and promotional programs such as television and online advertising, print advertising, retail merchandising, website development and event sponsorship. Our ability to sell our products and services is dependent in part upon the success of these programs. If the marketing for our products and services fail to resonate with our customers, particularly during the critical holiday season or during other key selling periods, or if advertising rates or other media placement costs increase, these factors could have a material adverse impact on our business and operating results.

Uncertainty and adverse changes in the economy could have a material adverse impact on our business and operating results.

As a result of the national and global economic downturn, overall consumer spending has declined and retailers globally have taken a more conservative stance in ordering game inventory. The decrease in discretionary consumer spending contributed to the decline in the anticipated demand for our products during the 2008 holiday selling season. Continued economic distress, which may result in a further decrease in demand for our products, particularly during key product launch windows, could have a material adverse impact on our operating results and financial condition. Uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, increase costs associated with developing and publishing our products, increase the cost and decrease the availability of sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse impact on our financial condition and operating results. In addition, the decline in our market capitalization and our expected financial performance indicated that a potential impairment of goodwill existed during fiscal year 2009. As a result, we performed goodwill impairment tests for our reporting units. Based on the results of our goodwill impairment analysis, we determined that our EA Mobile reporting unit’s goodwill was impaired. During the fiscal year ended March 31, 2009, we recorded a goodwill impairment charge of $368 million related to our EA Mobile reporting unit. For the six months ended September 30, 2009, there were no events or circumstances that indicated an impairment of our goodwill. If we experience further deterioration in our market capitalization or our financial performance, we could be required to recognize significant impairment charges in future periods.

Our international net revenue is subject to currency fluctuations.

For the six months ended September 30, 2009, international net revenue comprised 43 percent of our total net revenue. We expect foreign sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency forward contracts to mitigate some foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) to a limited extent and foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. The disruption in the global financial markets has also impacted many of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling and Canadian dollar.

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

Similarly, we hold marketable equity securities, which have been and may continue to be adversely impacted by price and trading volume volatility in the public stock markets. For the three and six months ended September 30, 2009, we recognized impairment charges of $8 million and $24 million, respectively, on The9 common stock investment. We continually evaluate our portfolio of marketable equity securities. We could be required to recognize additional impairment charges on the securities held by us and/or we may realize losses on the sale of these securities, all of which could have an adverse effect on our financial condition and results of operations.

The majority of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.

During the six months ended September 30, 2009, approximately 70 percent of our United States sales were made to our top ten customers. In Europe, our top ten customers accounted for approximately 49 percent of our sales in that territory during the six months ended September 30, 2009. Worldwide, we had direct sales to two customers, GameStop Corp. and Wal-Mart Stores Inc., which represented approximately 16 percent and 13 percent, respectively, of total net revenue for the six months ended September 30, 2009. As a result of the economic downturn, retailers globally have taken a more conservative stance in ordering game inventory. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

Our industry is cyclical, driven by the periodic introduction of new video game hardware systems. As we continue to move through the current cycle, our industry growth may slow down and as a result, our operating results may be difficult to predict.

Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. The current cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched their next-generation systems, the PLAYSTATION 3 and the Wii, respectively. Sales of software designed for these hardware systems represent the majority of our revenue, so our growth and success is highly correlated to sales of videogame hardware systems. While there are indications that this current cycle may be extended longer than prior cycles, in part, due to the growth of online services and content, the greater graphic and processing power of the current generation hardware, and the introduction of new peripherals, growth in the installed base of the current generation of video game systems may slow down in light of the current economic environment. This slow-down in sales of video game players may cause a corresponding slow-down in the growth of sales of video game software, which could significantly affect our operating results. Consequently, the decline in prior-generation product sales may be greater or faster than we anticipate, and sales of products for the new platforms may be lower or increase more slowly than we anticipate. Moreover, development costs for the current cycle of video game systems continue to be greater on a per-title basis than development costs for prior-generation video game systems. As a result of these factors, during the next several quarters and years, we expect our operating results to be difficult to predict.

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

Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from major sports leagues and players’ associations. Similarly, many of our other hit franchises, such as Harry Potter, are based on key film and literary licenses. In addition, one of our most successful products in fiscal year 2009, Rock Band 2, was a game which we did not develop, but for which we had acquired distribution rights. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our revenues, profitability and cash flows will decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to licensors and developers, which could significantly increase our costs and reduce our profitability.

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

Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate. Policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. Through fiscal year 2007, for accounting purposes, vendor- specific objective evidence of fair value (“VSOE”) existed for the online service related to our online-enabled packaged software products. Accordingly, we allocated the revenue collected from the sale of the software product between the online service offered and the software product and recognized the amounts allocated to each element separately. However, starting in fiscal year 2008, VSOE did not exist for the online service and we began to recognize all of the revenue from bundle sales on a deferred basis over an estimated online service period, which we estimate to be six months beginning in the month after shipment. We expect that a more significant portion of our games will be online-enabled in the future and we could be required to recognize the related revenue over an extended period of time rather than at the time of sale. In addition, FASB ASC 740, Income Taxes has affected the way we account for income taxes and has had a material impact on our financial results and our adoption of FASB ASC 805, Business Combinations will have a material impact on our Condensed Consolidated Financial Statements for material acquisitions consummated after March 28, 2009. Similarly, changes in accounting standards relating to stock-based compensation require us to recognize significantly greater expense than we had been recognizing prior to the adoption of the new standard. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue and taxes, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

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

At our Annual Meeting of Stockholders, held on July 29, 2009, our stockholders elected the following individuals to the Board of Directors for one-year terms:

	For	%	Against	%	Withheld	%
Leonard S. Coleman	256,935,344	94.02%	16,230,895	5.93%	101,020	0.03%
Jeffrey T. Huber	270,377,468	98.94%	2,799,914	1.02%	89,877	0.03%
Gary M. Kusin	267,770,222	97.98%	5,360,633	1.96%	136,403	0.04%
Geraldine B. Laybourne	268,395,595	98.21%	4,758,145	1.74%	113,519	0.04%
Gregory B. Maffei	262,781,034	96.16%	10,340,881	3.78%	145,343	0.05%
Vivek Paul	270,197,299	98.87%	2,972,121	1.08%	97,839	0.03%
Lawrence F. Probst III	267,953,004	98.05%	5,207,743	1.90%	106,511	0.03%
John S. Riccitiello	262,900,553	96.20%	10,294,693	3.76%	72,012	0.02%
Richard A. Simonson	250,293,580	91.59%	22,876,535	8.37%	97,143	0.03%
Linda J. Srere	258,582,629	94.62%	14,591,049	5.33%	93,581	0.03%

In addition, the following matters were voted on, received the number of votes indicated in the tables below, and approved by our stockholders:

1.	Voluntary stock option exchange program (the “Exchange Program”) that would permit eligible employees to exchange certain underwater stock options for a lesser number of restricted stock units to be granted under our Equity Plan.

For	Against	Abstain	Broker Non-vote
194,212,124	50,908,956	296,115	27,850,064

2.	Amendments to our Equity Plan to (a) increase the number of shares authorized for issuance under the Equity Plan by 20.8 million shares and (b) amend the Equity Plan so that each share subject to a full value stock award would reduce the number of shares available for issuance by 1.43 shares, instead of the multiple of 1.82 shares.

For	Against	Abstain	Broker Non-vote
177,406,607	67,951,135	59,452	27,850,065

3.	Amendments to our 2000 Employee Stock Purchase Plan (the “Purchase Plan”) to increase the number of shares authorized under the Purchase Plan by 3 million shares.

For	Against	Abstain	Broker Non-vote
206,173,118	39,153,304	90,772	27,850,065

4.	Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for fiscal year 2010.

For	Against	Abstain	Broker Non-vote
267,720,403	5,486,516	60,340	—

Item 6.	Exhibits

The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Title

2.1	Agreement for the Sale and Purchase of Playfish Limited, dated as of November 9, 2009. (1)

10.1	Global PlayStation®3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc. (*)

10.2	First Amended North American Territory Rider to the Global PlayStation®3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc. (*)

10.3	Global PlayStation®3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited. (*)

10.4	Sony Computer Entertainment Europe Limited Regional Rider to the Global PlayStation®3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited. (*)

10.5	Confidential License Agreement for the Wii Console (Western Hemisphere), dated November 19, 2006, by and among Electronic Arts Inc., EA International (Studio and Publishing) Limited, and Nintendo of America Inc. (*)

10.6	Xbox2 Publisher License Agreement, dated May 15, 2005, by and among Electronic Arts Inc., Electronic Arts C.V. and Microsoft Licensing, GP. (*)

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (**)

101.SCH	XBRL Taxonomy Extension Schema Document. (**)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (**)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (**)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (**)

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K, filed November 9, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC. (Registrant)

DATED:	/s/ Eric F. Brown
November 10, 2009	Eric F. Brown Executive Vice President, Chief Financial Officer

ELECTRONIC ARTS INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2009

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE

2.1	Agreement for the Sale and Purchase of Playfish Limited, dated as of November 9, 2009. (1)

10.1	Global PlayStation®3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc. (*)

10.2	First Amended North American Territory Rider to the Global PlayStation®3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc. (*)

10.3	Global PlayStation®3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited. (*)

10.4	Sony Computer Entertainment Europe Limited Regional Rider to the Global PlayStation®3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited.(*)

10.5	Confidential License Agreement for the Wii Console (Western Hemisphere), dated November 19, 2006, by and among Electronic Arts Inc., EA International (Studio and Publishing) Limited, and Nintendo of America Inc. (*)

10.6	Xbox2 Publisher License Agreement, dated May 15, 2005, by and among Electronic Arts Inc., Electronic Arts C.V. and Microsoft Licensing, GP. (*)

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (**)

101.SCH	XBRL Taxonomy Extension Schema Document. (**)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (**)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (**)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (**)

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K, filed November 9, 2009.