Form 10-Q
period 2009-12-31
ELECTRONIC ARTS INC.
filed 2010-02-09
CIK 712515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

YES  ☐    NO  ☑

As of February 5, 2010, there were 326,644,249 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	December 31, 2009	March 31, 2009 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,114	$1,621
Short-term investments	352	534
Marketable equity securities	318	365
Receivables, net of allowances of $267 and $217, respectively	495	116
Inventories	144	217
Deferred income taxes, net	95	51
Other current assets	264	216

Total current assets	2,782	3,120
Property and equipment, net	550	354
Goodwill	1,097	807
Acquisition-related intangibles, net	215	221
Deferred income taxes, net	74	61
Other assets	221	115

TOTAL ASSETS	$4,939	$4,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$186	$152
Accrued and other current liabilities	790	723
Deferred net revenue (packaged goods and digital content)	895	261

Total current liabilities	1,871	1,136
Income tax obligations	281	268
Deferred income taxes, net	49	42
Other liabilities	139	98

Total liabilities	2,340	1,544

Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 327 and 323 shares issued and outstanding, respectively	3	3
Paid-in capital	2,265	2,142
Retained earnings	93	800
Accumulated other comprehensive income	238	189

Total stockholders’ equity	2,599	3,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,939	$4,678

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

(a)	Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share data)	2009	2008	2009	2008

Net revenue	$1,243	$1,654	$2,675	$3,352
Cost of goods sold	654	925	1,568	1,778

Gross profit	589	729	1,107	1,574

Operating expenses:
Marketing and sales	208	250	559	575
General and administrative	84	82	241	258
Research and development	290	299	918	1,027
Acquired in-process technology	—	1	—	3
Amortization of intangibles	14	15	38	46
Certain abandoned acquisition-related costs	—	—	—	21
Goodwill impairment	—	368	—	368
Restructuring charges	100	18	120	41

Total operating expenses	696	1,033	1,876	2,339

Operating loss	(107)	(304)	(769)	(765)
Losses on strategic investments	(1)	(27)	(25)	(67)
Interest and other income (expense), net	(2)	14	8	36

Loss before provision for (benefit from) income taxes	(110)	(317)	(786)	(796)
Provision for (benefit from) income taxes	(28)	324	(79)	250

Net loss	$(82)	$(641)	$(707)	$(1,046)

Net loss per share:
Basic and Diluted	$(0.25)	$(2.00)	$(2.18)	$(3.28)
Number of shares used in computation:
Basic and Diluted	325	321	324	319

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended December 31,
(In millions)	2009	2008
OPERATING ACTIVITIES
Net loss	$(707)	$(1,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	145	147
Depreciation, amortization and accretion, net	142	152
Other non-cash restructuring charges	27	18
Net losses on investments and sale of property and equipment	20	67
Goodwill impairment	—	368
Acquired in-process technology	—	3
Change in assets and liabilities:
Receivables, net	(356)	(476)
Inventories	77	(128)
Other assets	(53)	30
Accounts payable	36	102
Accrued and other liabilities	(42)	177
Deferred income taxes, net	(24)	258
Deferred net revenue (packaged goods and digital content)	634	125

Net cash used in operating activities	(101)	(203)

INVESTING ACTIVITIES
Purchase of headquarters facilities	(233)	—
Capital expenditures	(50)	(90)
Proceeds from sale of marketable equity securities	10	—
Proceeds from maturities and sales of short-term investments	657	610
Purchase of short-term investments	(477)	(459)
Acquisition-related restricted cash	(100)	—
Acquisition of subsidiaries, net of cash acquired	(278)	(58)

Net cash provided by (used in) investing activities	(471)	3

FINANCING ACTIVITIES
Proceeds from issuance of common stock	25	75
Excess tax benefit from stock-based compensation	13	2

Net cash provided by financing activities	38	77

Effect of foreign exchange on cash and cash equivalents	27	(51)

Decrease in cash and cash equivalents	(507)	(174)
Beginning cash and cash equivalents	1,621	1,553

Ending cash and cash equivalents	$1,114	$1,379

Supplemental cash flow information:
Net cash paid during the period for income taxes	$8	$16

Non-cash investing activities:
Change in unrealized losses on investments, net	$(34)	$(427)

Assumption of stock options in connection with acquisition	$11	$—

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

Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2010 and 2009 contain 53 and 52 weeks, respectively, and ends or ended, as the case may be, on April 3, 2010 and March 28, 2009, respectively. Our results of operations for the three months ended December 31, 2009 and 2008 contain 13 weeks and ended on January 2, 2010 and December 27, 2008, respectively. Our results of operations for the nine months ended December 31, 2009 and 2008 contain 40 and 39 weeks, respectively, and ended on January 2, 2010 and December 27, 2008, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

Certain reclassifications have been made to the fiscal year 2009 Condensed Consolidated Financial Statements to conform to the fiscal year 2010 presentation.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our money market funds, available-for-sale fixed income and marketable equity securities, deferred compensation plan assets, foreign currency derivatives and contingent consideration are measured and recorded at fair value on a recurring basis.

Our Level 1 assets are valued using quoted prices in active markets for identical instruments. Our Level 2 assets, including foreign currency derivatives, are valued using quoted prices for identical instruments in less active markets or using other observable market inputs for comparable instruments. Our Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the contingent consideration. As of March 31, 2009, we did not have any Level 3 financial instruments that were measured and recorded at fair value on a recurring basis.

As of December 31, 2009 and March 31, 2009, our assets and liabilities that are measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$611	$611	$—	$—	Cash equivalents
Available-for-sale securities:
Marketable equity securities	318	318	—	—	Marketable equity securities
Corporate bonds	194	—	194	—	Short-term investments and cash equivalents
U.S. agency securities	87	—	87	—	Short-term investments and cash equivalents
U.S. Treasury securities	71	71	—	—	Short-term investments
Commercial paper	3	—	3	—	Short-term investments and cash equivalents
Asset-backed securities	1	—	1	—	Short-term investments
Deferred compensation plan assets (a)	12	12	—	—	Other assets
Foreign currency derivatives	2	—	2	—	Other current assets

Total assets at fair value	$1,299	$1,012	$287	$—

Liabilities
Contingent consideration (b)	$64	$—	$—	$64	Other liabilities

Total liabilities at fair value	$64	$—	$—	$64

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Contingent Consideration
Beginning Balance				$—
Additions				64

Ending Balance				$64

	As of March 31, 2009	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$1,069	$1,069	$—	$—	Cash equivalents
Available-for-sale securities:
Marketable equity securities	365	365	—	—	Marketable equity securities
U.S. Treasury securities	212	212	—	—	Short-term investments and cash equivalents
Corporate bonds	133	—	133	—	Short-term investments and cash equivalents
U.S. agency securities	118	—	118	—	Short-term investments and cash equivalents
Commercial paper	118	—	118	—	Short-term investments and cash equivalents
Asset-backed securites	15	—	15	—	Short-term investments
Deferred compensation plan assets (a)	9	9	—	—	Other assets
Foreign currency derivatives	2	—	2	—	Other current assets

Total assets at fair value	$2,041	$1,655	$386	$—

(a)	The deferred compensation plan assets consist of various mutual funds.

(b)

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisition of Playfish Limited (“Playfish™”) that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended December 31, 2009, certain of our nonfinancial assets were measured and recorded at fair value on a nonrecurring basis. During the three and nine months ended December 31, 2009 and the three months ended December 31, 2008, none of our financial assets were measured and recorded at fair value on a nonrecurring basis. During the nine months ended December 31, 2008, certain of our financial assets were measured and recorded at fair value on a nonrecurring basis. The impairment recorded during these periods on a nonrecurring basis was as follows (in millions):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Net Carrying Value as of December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total Impairments for the Three Months Ended December 31, 2009	Total Impairments for the Nine Months Ended December 31, 2009
Assets
Property and equipment, net (a)	$21	$—	$19	$4	$2	$5
Acquisition-related intangibles	—	—	—	—	7	7
Abandoned rights to intellectual property	—	—	—	—	9	10

Total impairments for assets held as of December 31, 2009					$18	$22
Impairment on acquisition-related intangibles no longer held					$1	$1
Impairment on property and equipment no longer held					1	1

Total impairments recorded for non-recurring measurements					$20	$24

	Net Carrying Value as of December 31, 2008	(Level 1)	(Level 2)	(Level 3)	Total Impairments for the Three Months Ended December 31, 2008	Total Impairments for the Nine Months Ended December 31, 2008
Assets
Other investments	$8	$—	$8	$—	$—	$10

Total impairments for assets held as of December 31, 2008					$—	$10

(a)	Our carrying value as of December 31, 2009, did not equal our fair value measurements at the time of the impairments due to the subsequent recognition of depreciation expense.

In connection with our fiscal 2010 restructuring, certain of our property and equipment, acquisition-related intangibles, and abandoned rights to intellectual property were impaired during the nine months ended December 31, 2009 due to events and circumstances that indicated that the carrying value of the assets was not recoverable. These impairments are included in restructuring charges in our Condensed Consolidated Statements of Operations.

Other investments included in the table above were measured and recorded on a nonrecurring basis using other observable market inputs for comparable instruments. During the nine months ended December 31, 2008, we measured certain of our other investments at fair value due to various factors, including but not limited to, the extent and duration during which the fair value had been below cost. See Note 3 for information regarding other investments.

(3) FINANCIAL INSTRUMENTS

On April 1, 2009, we adopted FASB ASC 825, Financial Instruments, which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. See Note 2 for information on the methods and assumptions used to estimate the fair value of our financial instruments.

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2009 and March 31, 2009 (in millions):

	As of December 31, 2009				As of March 31, 2009
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Cash and cash equivalents:
Cash	$499	$—	$—	$499	$490	$—	$—	$490
Money market funds	611	—	—	611	1,069	—	—	1,069
Commercial paper	2	—	—	2	39	—	—	39
U.S. agency securities	1	—	—	1	9	—	—	9
Corporate bonds	1	—	—	1	2	—	—	2
U.S. Treasury securities	—	—	—	—	12	—	—	12

Cash and cash equivalents	1,114	—	—	1,114	1,621	—	—	1,621

Short-term investments:
Corporate bonds	191	2	—	193	130	1	—	131
U.S. agency securities	86	—	—	86	108	1	—	109
U.S. Treasury securities	71	—	—	71	198	2	—	200
Commercial paper	1	—	—	1	79	—	—	79
Asset-backed securities	1	—	—	1	15	—	—	15

Short-term investments	350	2	—	352	530	4	—	534

Cash, cash equivalents and short-term investments	$1,464	$2	$—	$1,466	$2,151	$4	$—	$2,155

As of December 31, 2009 and March 31, 2009, we had less than $1 million in each period in gross unrealized losses primarily attributable to our corporate bonds and U.S. Treasury securities. As of December 31, 2009 and March 31, 2009, these gross unrealized losses were primarily in loss positions for less than 12 months.

We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value, as well as any contractual terms impacting the prepayment or settlement process. Based on our review, we did not consider the investments listed above to be other-than-temporarily impaired as of December 31, 2009 and March 31, 2009.

The following table summarizes the gross realized gains and losses from the sale of short-term investments for the three and nine months ended December 31, 2009 and 2008 (in millions):

	December 31, 2009		December 31, 2008
	Three months ended	Nine months ended	Three months ended	Nine months ended
Short-term investments
Gross realized gains	$2	$4	$1	$3
Gross realized losses	—	—	—	(2)

Net realized gains (a)	$2	$4	$1	$1

(a)	Realized gains and losses are calculated based on the specific identification method.

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of December 31, 2009 and March 31, 2009 (in millions):

	As of December 31, 2009		As of March 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments excluding asset-backed securities
Due in 1 year or less	$113	$113	$245	$245
Due in 1-2 years	144	146	156	159
Due in 2-3 years	92	92	114	115
Asset-backed securities
Weighted average maturity less than 1 year	1	1	15	15

Short-term investments	$350	$352	$530	$534

Asset-backed securities are separately disclosed as they are not due at a single maturity date.

Foreign Currency Option Contracts

As of December 31, 2009, our foreign currency option contracts had a cost of $1 million, gross unrealized gains of $1 million, and a fair value of $2 million. As of March 31, 2009, our foreign currency option contracts had a cost of $3 million, gross unrealized losses of $1 million and a fair value of $2 million. See Note 4 for information regarding our derivative financial instruments.

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

Marketable equity securities consisted of the following as of December 31, 2009 and March 31, 2009 (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2009	$139	$179	$—	$318
As of March 31, 2009	$175	$190	$—	$365

During the three and nine months ended December 31, 2009, we recognized impairment charges of $1 million and $25 million, respectively, on our investment in The9. During the three and nine months ended December 31, 2008, we recognized impairment charges of $27 million on our investment in The9 and $57 million on our investments in Neowiz and The9, respectively. Due to various factors, including but not limited to the extent and duration during which the market prices had been below cost and our intent to hold certain securities, we concluded the decline in values were other-than-temporary. The impairments for the three and nine months ended December 31, 2009 and 2008 are included in losses on strategic investments on our Condensed Consolidated Statements of Operations.

During the three and nine months ended December 31, 2009, we received proceeds of $6 million and $10 million, respectively, and realized gains and losses of less than $1 million each, from selling a portion of our investment in The9. We did not sell any of our marketable equity securities during the three and nine months ended December 31, 2008.

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

During the three and nine months ended December 31, 2009 and the three months ended December 31, 2008, we did not recognize any impairment charges with respect to these investments. During the nine months ended December 31, 2008, we recognized an impairment charge of $10 million on these investments. Due to various factors, including but not limited to, the extent and duration during which the fair value had been below cost, we concluded the decline in values were other-than-temporary. The $10 million impairment for the nine months ended December 31, 2008 is included in losses on strategic investments on our Condensed Consolidated Statements of Operations.

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

Cash Flow Hedging Activities

Our foreign currency option contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression, as well as other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. The effective portion of hedges recognized in accumulated other comprehensive income will be reclassified to our Condensed Consolidated Statements of Operations within 12 months. As of December 31, 2009, we had foreign currency option contracts to purchase approximately $21 million in foreign currency and to sell approximately $37 million of foreign currencies. As of December 31, 2009, these foreign currency option contracts outstanding had a total fair value of $2 million and are included in other current assets. As of March 31, 2009, we had foreign currency option contracts to purchase approximately $19 million in foreign currency and to sell approximately $65 million of foreign currencies. As of March 31, 2009, these foreign currency option contracts outstanding had a total fair value of $2 million and are included in other current assets.

The effect of foreign currency option contracts on our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2009 was immaterial.

Balance Sheet Hedging Activities

Our foreign currency forward contracts are not designated as hedging instruments. Accordingly, any gains or losses resulting from changes in the fair value of the foreign currency forward contracts are reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated assets and liabilities, which are also reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. As of December 31, 2009, we had foreign currency forward contracts to purchase and sell approximately $529 million in foreign currencies. Of this amount, $390 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $131 million to purchase foreign currency in exchange for U.S. dollars and $8 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2009, we had foreign currency forward contracts to purchase and sell approximately $63 million in foreign currencies. Of this amount, $53 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $7 million to purchase foreign currencies in exchange for U.S. dollars and $3 million to sell foreign currencies in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was immaterial as of December 31, 2009 and March 31, 2009.

The effect of foreign currency forward contracts on our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2009, was as follows (in millions):

	Three Months Ended December 31, 2009		Nine Months Ended December 31, 2009
	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$5	Interest and other income (expense), net	$(7)

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

Playfish

On November 9, 2009, we acquired all of the outstanding shares of Playfish for an aggregate purchase price of approximately $308 million in cash and equity. Playfish is a developer of free-to-play social games that can be played on social networking platforms. This acquisition accelerates our participation in social gaming and contributes to our digital business. The following table summarizes the acquisition date fair value of the consideration transferred which consisted of the following (in millions):

Cash	$297
Equity	11

Total purchase price	$308

The equity included in the consideration above consisted of restricted stock and restricted stock units, whose fair value was determined based on the quoted market price of our common stock on the date of grant.

In addition, we may be required to pay additional variable cash consideration that is contingent upon the achievement of certain performance milestones through December 31, 2011. The additional consideration is limited to a maximum of $100 million based on tiered revenue targets over a two-year period. The fair value of the contingent consideration arrangement at the acquisition date was $64 million. We estimated the fair value of the contingent consideration using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This fair value is based on significant inputs not observable in the market. As of December 31, 2009, there were no significant changes in the range of outcomes for the contingent consideration.

The preliminary allocation of the purchase price was based upon preliminary valuations for certain assets and will be completed during the fourth quarter of fiscal year 2010. The preliminary allocation of the purchase price may have material adjustments once the valuations have been completed. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of December 31, 2009 (in millions):

Current assets	$32
Deferred income taxes, net	22
Property and equipment, net	1
Goodwill	280
Finite-lived intangibles assets	45
Contingent consideration	(64)
Other liabilities	(8)

Total purchase price	$308

All of the goodwill was assigned to one of our immaterial operating segments. None of the goodwill recognized upon acquisition is deductible for tax purposes. See Note 6 for additional information related to the changes in the carrying amount of goodwill and Note 15 for segment information.

The results of operations of Playfish and the estimated fair market values of the assets acquired and liabilities assumed have been included in our Condensed Consolidated Financial Statements since the date of acquisition.

Other acquisition-related intangibles acquired in this transaction are finite-lived and are being amortized on a straight-line basis over their estimated lives ranging from two to five years. The intangible assets as of the date of the acquisition include:

	Gross Carrying Amount	Weighted-Average Useful Life
	(in millions)	(in years)
Registered User Base	$29	2
Developed and Core Technology	10	5
Trade Names and Trademarks	4	5
Other Intangibles	2	4

Total Finite-Lived Intangibles	$45	3

Other Acquisitions

During the nine months ended December 31, 2009, we completed two additional acquisitions that did not have a significant impact on our Condensed Consolidated Financial Statements.

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET

The changes in the carrying amount of goodwill are as follows (in millions):

	As of March 31, 2009	Goodwill Acquired	Effects of Foreign Currency Translation	As of December 31, 2009
Label Segment	$667	$—	$6	$673
Other Segments	140	282	2	424

Total	$807	$282	$8	$1,097

Purchased goodwill is not amortized but rather subject to at least an annual assessment for impairment by applying a fair value-based test.

We are required to perform a two-step approach to testing goodwill for impairment for each reporting unit annually, or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. Our reporting units are determined by the components of our operating segments that constitute a business for which (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. The fair values of the reporting units are estimated using a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which utilizes discounted cash flows.

Adverse economic conditions, including the decline in our market capitalization and our expected financial performance, indicated that a potential impairment of goodwill existed during the three months ended December 31, 2008. As a result, we performed goodwill impairment tests for our reporting units and determined that the fair value of our EA Mobile reporting unit fell below the carrying value of that reporting unit. As a result, we conducted the second step in the impairment testing and determined that the EA Mobile reporting unit’s goodwill was impaired. The fair value of the EA Mobile reporting unit was determined using the income approach. Substantially all of our goodwill associated with our EA Mobile reporting unit was derived from our acquisition of JAMDAT Mobile Inc. in February 2006. During the three months ended December 31, 2008, we recognized a goodwill impairment charge of $368 million related to our EA Mobile reporting unit. During the three and nine months ended December 31, 2009, there were no indicators of impairment of our goodwill. See Note 15 for information regarding our segment information.

During the three months ended December 31, 2009, we estimated on a preliminary basis, the measurement of goodwill acquired in our acquisition of Playfish. The valuation will be completed in the fourth quarter of fiscal year 2010 and once completed there may be material adjustments to our goodwill amounts.

Acquisition-related intangibles, net, consist of the following (in millions):

	As of December 31, 2009			As of March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and Core Technology	$253	$(148)	$105	$249	$(128)	$121
Trade Names and Trademarks	88	(53)	35	86	(43)	43
Carrier Contracts and Related	85	(54)	31	85	(51)	34
Registered User Base and Other Intangibles	77	(33)	44	51	(28)	23

Total	$503	$(288)	$215	$471	$(250)	$221

Amortization of intangibles for the three and nine months ended December 31, 2009 was $16 million (of which $2 million was recognized as cost of goods sold) and $46 million (of which $8 million was recognized as cost of goods sold), respectively. Amortization of intangibles for the three and nine months ended December 31, 2008 was $19 million (of which $4 million was recognized as cost of goods sold) and $57 million (of which $11 million was recognized as cost of goods sold), respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the term of the related agreement, typically from two to fourteen years. During the three months ended December 31, 2009 we recognized impairment charges of $8 million on certain acquisition-related intangibles in connection with our fiscal 2010 restructuring plan. There were no impairment charges during the three and nine months ended December 31, 2008. As of December 31, 2009 and March 31, 2009, the weighted-average remaining useful life for finite-lived intangible assets was approximately 5.2 years and 6.0 years, respectively.

As of December 31, 2009, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2010 (remaining three months)	$17
2011	66
2012	46
2013	25
2014	17
Thereafter	44

Total	$215

(7) RESTRUCTURING CHARGES

Restructuring information as of December 31, 2009 was as follows (in millions):

	Fiscal 2010 Restructuring			Fiscal 2009 Restructuring			Fiscal 2008 Reorganization			Other Restructurings
	Workforce	Facilities- related	Other	Workforce	Facilities- related	Other	Workforce	Facilities- related	Other	Workforce	Facilities- related	Other	Total
Balances as of March 31, 2008	$—	$—	$—	$—	$—	$—	$1	$—	$4	$—	$9	$—	$14
Charges to operations	—	—	—	32	7	2	—	22	12	4	1	—	80
Charges settled in cash	—	—	—	(24)	(1)	—	(1)	—	(13)	(4)	(3)	—	(46)
Charges settled in non-cash	—	—	—	—	(1)	(2)	—	(22)	—	—	—	—	(25)

Balances as of March 31, 2009	—	—	—	8	5	—	—	—	3	—	7	—	23
Charges to operations	63	6	27	1	13	—	—	3	7	—	—	—	120
Charges settled in cash	(15)	—	—	(9)	(8)	—	—	—	(10)	—	—	—	(42)
Charges settled in non-cash	(25)	(1)	(20)	—	(4)	—	—	(3)	—	—	—	—	(53)
Accrual reclassification	—	—	—	—	—	—	—	—	—	—	(7)	—	(7)

Balances as of December 31, 2009	$23	$5	$7	$—	$6	$—	$—	$—	$—	$—	$—	$—	$41

Fiscal 2010 Restructuring

In the quarter ended December 31, 2009, we announced details of a restructuring plan to narrow our product portfolio to provide greater focus on titles with higher margin opportunities. Under this plan, we anticipate (1) reducing our workforce by approximately 1,350 employees, (2) consolidating or closing various facilities, (3) eliminating certain titles, and (4) incurring IT and other costs to assist in reorganizing certain activities. We expect the majority of these actions to be completed by March 31, 2010.

Since the inception of the fiscal 2010 restructuring plan through December 31, 2009, we have incurred charges of $96 million, of which (1) $63 million were for employee-related expenses, (2) $27 million related to abandoned rights to intellectual property and intangible asset impairment costs, as well as other costs to assist in the reorganization of our business support functions, and (3) $6 million related to the closure of certain of our facilities. The majority of the $35 million restructuring accrual as of December 31, 2009 related to our fiscal 2010 restructuring is expected to be settled by March 2010. This accrual is included in other accrued expenses presented in Note 9 of the Notes to Condensed Consolidated Financial Statements.

During the remainder of fiscal year 2010, we anticipate incurring between $35 million and $40 million of restructuring charges related to the fiscal 2010 restructuring. Overall, including charges incurred through December 31, 2009, we expect to incur total cash and non-cash charges between $150 million and $155 million by March 31, 2012. These charges will consist primarily of (1) employee-related costs (approximately $70 million), (2) intangible asset impairment, abandoned rights to intellectual property costs, and other costs to assist in the reorganization of our business support functions (approximately $35 million), (3) facilities exit costs (approximately $30 million), and (4) other reorganizational costs including IT and consulting costs (approximately $20 million).

Fiscal 2009 Restructuring

In fiscal year 2009, we announced details of a cost reduction plan as a result of our performance combined with the economic environment. This plan included a narrowing of our product portfolio, a reduction in our worldwide workforce of approximately 11 percent, or 1,100 employees, the closure of 10 facilities, and reductions in other variable costs and capital expenditures.

Since the inception of the fiscal 2009 restructuring plan through December 31, 2009, we have incurred charges of $55 million, of which (1) $33 million were for employee-related expenses, (2) $20 million related to the closure of certain of our facilities, and (3) $2 million related to asset impairments. After December 31, 2009, we anticipate incurring less than $1 million of additional restructuring charges under this plan. The restructuring accrual of $6 million as of December 31, 2009 related to our fiscal 2009 restructuring is expected to be settled by September 2016. This accrual is included in other accrued expenses presented in Note 9 of the Notes to Condensed Consolidated Financial Statements.

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

Since the inception of the fiscal 2008 reorganization plan through December 31, 2009, we have incurred charges of $141 million, of which (1) $12 million were for employee-related expenses, (2) $83 million related to the closure of our Chertsey, England and Chicago, Illinois facilities, which included asset impairment and lease termination costs, and (3) $46 million related to other costs including other contract terminations, as well as IT and consulting costs to assist in the reorganization of our business support functions. We do not expect to incur any additional charges under this plan.

Other Restructurings

We also engaged in various other restructurings based on management decisions. From April 1, 2008 through June 30, 2009, $7 million in cash had been paid out under these restructuring plans. The $7 million restructuring accrual as of March 31, 2009 was reclassified during the three months ended June 30, 2009, from accrued and other current liabilities to other liabilities on our Condensed Consolidated Balance Sheet.

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

Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Royalty liabilities are classified as current liabilities to the extent such royalty obligations are contractually due within the next twelve months. As of December 31, 2009 and March 31, 2009, approximately $14 million and $37 million, respectively, of minimum guaranteed royalty obligations had been recognized and are included in the royalty-related assets and liabilities tables below.

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment based on an undiscounted cash flow basis when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During the three and nine months ended December 31, 2009, we recognized impairment charges of $9 million and $10 million, respectively. We recognized the $9 million impairment charge during the three months ended December 31, 2009, in connection with our fiscal 2010 restructuring. This impairment is included in restructuring charges presented in Note 7 of the Notes to Condensed Consolidated Financial Statements. We had no impairment or loss charges during the three months ended December 31, 2008. During the nine months ended December 31, 2008, we recognized an impairment charge of $5 million.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of December 31, 2009	As of March 31, 2009
Other current assets	$64	$74
Other assets	41	47

Royalty-related assets	$105	$121

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

	As of December 31, 2009	As of March 31, 2009
Accrued and other current liabilities	$213	$237
Other liabilities	3	29

Royalty-related liabilities	$216	$266

In addition, as of December 31, 2009, we were committed to pay approximately $1,305 million to content licensors, independent software developers and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements.

(9) BALANCE SHEET DETAILS

Inventories

Inventories as of December 31, 2009 and March 31, 2009 consisted of (in millions):

	As of December 31, 2009	As of March 31, 2009
Raw materials and work in process	$7	$7
In-transit inventory	1	9
Finished goods	136	201

Inventories	$144	$217

Property and Equipment, Net

Property and equipment, net, as of December 31, 2009 and March 31, 2009 consisted of (in millions):

	As of December 31, 2009	As of March 31, 2009
Computer equipment and software	$720	$663
Buildings	342	143
Leasehold improvements	103	125
Office equipment, furniture and fixtures	73	63
Land	64	11
Warehouse equipment and other	14	14
Construction in progress	10	16

	1,326	1,035
Less accumulated depreciation	(776)	(681)

Property and equipment, net	$550	$354

Depreciation expense associated with property and equipment amounted to $30 million and $93 million for the three and nine months ended December 31, 2009, respectively. Depreciation expense associated with property and equipment amounted to $28 million and $89 million for the three and nine months ended December 31, 2008, respectively.

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

Acquisition-Related Restricted Cash Included in Other Assets

In connection with our acquisition of Playfish on November 9, 2009, we deposited $100 million into an escrow account to be used to pay the former shareholders of Playfish in the event certain performance milestones through December 31, 2011 are achieved. During the three months ended December 31, 2009, no distributions were made from the restricted cash amount. As this deposit is restricted in nature, it has been included in other assets on our Condensed Consolidated Balance Sheet as of December 31, 2009. See Note 5 regarding our acquisition of Playfish.

Accrued and Other Current Liabilities

Accrued and other current liabilities as of December 31, 2009 and March 31, 2009 consisted of (in millions):

	As of December 31, 2009	As of March 31, 2009
Other accrued expenses	$333	$237
Accrued royalties	213	237
Accrued compensation and benefits	145	142
Deferred net revenue (other)	99	107

Accrued and other current liabilities	$790	$723

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.

Deferred Net Revenue (Packaged Goods and Digital Content)

Deferred net revenue (packaged goods and digital content) was $895 million as of December 31, 2009 and $261 million as of March 31, 2009. Deferred net revenue (packaged goods and digital content) includes the deferral of (1) the total net revenue from bundle sales of certain online-enabled packaged goods and digital content for which either we do not have vendor-specific objective evidence of fair value (“VSOE”) for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) revenue from certain packaged goods sales of massively-multiplayer online role-playing games, and (3) revenue from the sale of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions.” We recognize revenue from sales of online-enabled packaged goods and digital content for which (1) we do not have VSOE for the online service that we provided in connection with the sale and (2) we have an obligation to deliver incremental unspecified digital content in the future without an additional fee on a straight-line basis over an estimated six month period beginning in the month after shipment. However, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

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

The Worker, Homeownership and Business Assistance Act of 2009 (“the Act”) was signed into law on November 6, 2009. The Act provides that taxpayers may elect to increase the carry back period for tax losses incurred in a taxable year beginning or ending in either 2008 or 2009. During the three months ended December 31, 2009, we elected to increase the carry back period for tax losses incurred in fiscal year 2009. This election resulted in a reduction in the valuation allowance on our U.S. deferred tax assets due to an increase in the sources of taxable income from the extended carry back period. As a result, we recorded a tax benefit of approximately $28 million in the three months ended December 31, 2009 for the reduction in the valuation allowance.

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

On May 27, 2009, the Ninth Circuit Court of Appeals (the “Court”) overturned a 2005 Tax Court decision (“2009 Decision”) in Xilinx Inc. v. Commissioner (“Xilinx”). The Court’s 2009 Decision changed the tax treatment of share-based compensation expenses for the purpose of determining intangible development costs under an entity’s research and development cost sharing arrangement. The Court held that related parties to such an arrangement must share stock option costs, notwithstanding the U.S. Tax Court’s finding that unrelated parties in such an arrangement would not share such costs. The case is subject to further appeal. Nevertheless, as a result of this decision, we recorded additional reserves for unrecognized tax benefits of approximately $59 million during the nine months ended December 31, 2009. These reserves relate primarily to windfall tax benefits recognized for stock-based compensation, and were therefore recorded as reductions in paid-in capital.

A portion of the additional reserves for unrecognized tax benefits recorded as a result of the Xilinx decision were included as a source of taxable income in determining the valuation allowance we recorded at June 30, 2009. As a result, we recorded a tax benefit of approximately $11 million in the three months ended June 30, 2009 for the corresponding reduction in the valuation allowance.

The tax benefit reported for the three and nine months ended December 31, 2009 is based on our projected annual effective tax rate for fiscal year 2010, and also includes certain discrete tax charges recorded during the period. Our effective tax rates for the three and nine months ended December 31, 2009 were a tax benefit of 24.9 percent and 10.0 percent, respectively. The effective tax rates for the three and nine months ended December 31, 2008 are not meaningful due to the discrete tax charge of $244 million to establish the deferred tax valuation allowance. The effective tax rates for the three and nine months ended December 31, 2009 differ from the statutory rate of 35.0 percent primarily due to U.S. losses for which no benefit is recognized, non-U.S. losses with a reduced or zero tax benefit, partially offset by benefits related to the resolution of examinations by taxing authorities and reductions in the valuation allowance on U.S. deferred tax assets. The effective tax rates for the three and nine months ended December 31, 2009 differ from the same periods in fiscal year 2009 primarily due to the discrete tax charge to establish the valuation allowance in fiscal year 2009, tax charges incurred in fiscal year 2009 related to our integration of VG Holding Corp., and tax benefits related to the resolution of tax examinations.

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

During the three and nine months ended December 31, 2009, we recorded an increase of $8 million and an increase of $18 million in gross unrecognized tax benefits, respectively. This includes a reduction in gross unrecognized tax benefits of approximately $48 million related to the settlements with the IRS for fiscal years 1997 through 1999 during the three months ended September 30, 2009. This settlement and agreement to pay will be partially offset by prior cash deposits of approximately $40 million. The total gross unrecognized tax benefits as of December 31, 2009 is $296 million, of which approximately $31 million would be offset by prior cash deposits to tax authorities for issues pending resolution. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of December 31, 2009, approximately $92 million of the unrecognized tax benefits would affect our effective tax rate, approximately $125 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance, and approximately $65 million would increase paid-in capital.

During the three and nine months ended December 31, 2009, we recorded no net increase in tax and a net increase of $1 million, respectively, for accrued interest and penalties related to tax positions taken on our tax returns, including a reduction related to the settlement with the IRS for fiscal years 1997 through 1999. As of December 31, 2009, the combined amount of accrued interest and penalties related to uncertain tax positions was approximately $57 million.

The IRS has completed its examination of our federal income tax returns through fiscal year 2005. As of December 31, 2009, the IRS had proposed, and we had agreed to, certain adjustments to our tax returns. The effects of these adjustments have been considered in estimating our future obligations for unrecognized tax benefits and are not expected to have a material impact on our financial position or results of operations. As of December 31, 2009, we had not agreed to certain other proposed adjustments for fiscal years 2000 through 2005, and those issues were pending resolution by the Appeals section of the IRS. Furthermore, the IRS has commenced an examination of our fiscal year 2006, 2007 and 2008 tax returns. We are also under income tax examination in Canada for fiscal years 2004 and 2005, in France for fiscal years 2006 through 2008, and in Germany for fiscal years 2004 through 2007. We remain subject to income tax examination in Canada for fiscal years after 2001, in France for fiscal years after 2005, in Germany for fiscal years after 2003, in the United Kingdom for fiscal years after 2007, and in Switzerland for fiscal years after 2007.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $20 million of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision (benefit) and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

(11) COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 31, 2009, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities. See Note 9 regarding the purchase of our Redwood Shores headquarters facilities on July 13, 2009.

The following table summarizes our minimum contractual obligations as of December 31, 2009 (in millions):

Fiscal Year Ending March 31,	Leases (a)
2010 (remaining three months)	$13
2011	45
2012	34
2013	28
2014	20
Thereafter	38

Total	$178

(a)

Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $10 million due in the future under non-cancelable sub-leases.

The amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements. Included in the amounts above are $2 million and $3 million in lease commitments for fiscal years 2010 and 2011, respectively, for leases expiring in less than one year as of December 31, 2009.

Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our condensed consolidated financial position or results of operations.

(12) STOCK-BASED COMPENSATION

Valuation Assumptions

We are required to estimate the fair value of share-based payment awards on the date of grant. We recognize compensation costs for stock-based payment transactions to employees based on their grant-date fair value over the service period for which such awards are expected to vest. The fair value of restricted stock units and restricted stock is determined based on the quoted market price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the Black-Scholes valuation model. The determination of fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The key assumptions for the Black-Scholes valuation calculation are:

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

•	Expected dividends.

The estimated assumptions used in the Black-Scholes valuation model to value our option grants and ESPP were as follows:

	Stock Option Grants				ESPP
	Three Months Ended December 31,		Nine Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008	2009	2008
Risk-free interest rate	1.4 - 2.7%	1.0 - 1.8%	1.4 - 3.0%	1.0 - 3.8%	0.2 - 0.4%	1.9 - 2.1%
Expected volatility	41 - 45%	44 - 52%	41 - 48%	32 - 52%	45 - 57%	35%
Weighted-average volatility	43%	48%	45%	42%	51%	35%
Expected term	4.4 years	4.2 years	4.2 years	4.3 years	6-12 months	6-12 months
Expected dividends	None	None	None	None	None	None

There were no ESPP shares valued during the three months ended December 31, 2009 and 2008.

Stock-Based Compensation Expense

Employee stock-based compensation expense recognized during the three and nine months ended December 31, 2009 and 2008 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and our ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Cost of goods sold	$—	$—	$1	$1
Marketing and sales	4	5	12	15
General and administrative	9	11	24	34
Research and development	29	28	82	97
Restructuring charges	26	—	26	—

Stock-based compensation expense	68	44	145	147
Provision for income taxes	—	21	—	—

Stock-based compensation expense, net of tax	$68	$65	$145	$147

As of December 31, 2009, our total unrecognized compensation cost related to stock options was $87 million and is expected to be recognized over a weighted-average service period of 2.5 years. As of December 31, 2009, our total unrecognized compensation cost related to restricted stock, restricted stock units and notes payable in shares of common stock (collectively referred to as “restricted stock rights”) was $352 million (inclusive of approximately $65 million of additional remaining compensation cost associated with the “Employee Stock Option Exchange Program” discussed below) and is expected to be recognized over a weighted-average service period of 2.0 years.

Stock Options

The following table summarizes our stock option activity for the nine months ended December 31, 2009:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2009	34,360	$42.04
Granted	4,303	20.44
Exchange Program (granted)	18	17.43
Exercised	(572)	15.20
Forfeited, cancelled or expired	(4,394)	41.97
Exchange Program (cancelled)	(16,561)	49.11

Outstanding as of December 31, 2009	17,154	30.68	5.9	$5

Exercisable as of December 31, 2009	9,398	36.27	3.5	$1

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of December 31, 2009, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during the three and nine months ended December 31, 2009 were $6.86 and $7.85, respectively. The weighted-average grant-date fair values of stock options granted during the three and nine months ended December 31, 2008 were $6.48 and $10.35, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.

Restricted Stock Rights

The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit activity discussed below, for the nine months ended December 31, 2009:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2009	7,559	$42.76
Granted	4,934	18.99
Exchange Program (granted)	5,919	17.43
Vested	(1,774)	44.95
Forfeited or cancelled	(733)	36.94

Balance as of December 31, 2009	15,905	25.98

The weighted-average grant date fair value of restricted stock rights is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock rights granted during the three and nine months ended December 31, 2009 were $17.26 and $18.14, respectively. The weighted-average grant date fair values of restricted stock rights granted during the three and nine months ended December 31, 2008 were $17.99 and $33.51, respectively.

Performance-Based Restricted Stock Units

The following table summarizes our performance-based restricted stock unit activity for the nine months ended December 31, 2009:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2009	3,008	$47.59
Granted	236	20.93
Vested	(97)	17.73
Forfeited or cancelled	(393)	30.99

Balance as of December 31, 2009	2,754	48.73

The weighted-average grant date fair value of performance-based restricted stock units is based on the quoted market price of our common stock on the date of grant. There were no performance-based restricted stock units granted during the three months ended December 31, 2009. The weighted-average grant date fair value of performance-based restricted stock units granted during the nine months ended December 31, 2009 was $20.93. The weighted-average grant date fair values of performance-based restricted stock units granted during the three and nine months ended December 31, 2008 were $15.90 and $46.05, respectively.

ESPP

During the nine months ended December 31, 2009 and 2008, we issued approximately 1.2 million shares and 519 thousand shares, respectively, under the ESPP with exercise prices for purchase rights of $13.86 and $40.20, respectively. The estimated weighted-average fair values of purchase rights during the nine months ended December 31, 2009 and 2008 were $6.25 and $12.20, respectively.

Employee Stock Option Exchange Program

On October 21, 2009, we launched a voluntary Employee Stock Option Exchange Program (“Exchange Program”) to permit our eligible employees to exchange outstanding eligible options for a lesser number of restricted stock units, shares of restricted stock (in Canada only), or new options (in China only) to be granted under our 2000 Equity Incentive Plan (the “Equity Plan”). The Exchange Program offer period began on October 21, 2009 and ended on November 18, 2009.

The Exchange Program was open to all employees designated for participation by the Compensation Committee of the Board of Directors. However, members of the Board of Directors, the Named Executive Officers identified in our definitive proxy statement filed with the SEC on June 12, 2009 and employees of Denmark, due to restrictions arising under local laws of that country, were not eligible to participate.

Options eligible for the Exchange Program were those options that were granted prior to October 21, 2008, that had an exercise price per share that was greater than $28.18, which was the 52-week high trading price of our common stock measured as of the start date of the Exchange Program, as reported on The NASDAQ Global Select Market, and that upon conversion using the exchange ratio applicable for such options resulted in four or more shares of restricted stock units, shares of restricted stock or new options, as the case may be.

Eligible options exchanged under the program were cancelled following the expiration of the offer and either restricted stock units, shares of restricted stock or new options, as the case may be, were granted. For restricted stock units, shares of restricted stock or new options issued in exchange for unvested options, compensation expense will be recorded based on the grant-date fair value of the options tendered over their remaining original vesting period of those options. Restricted stock units, shares of restricted stock and new options issued in connection with the Exchange Program will vest over a period of up to three years.

The Exchange Program resulted in options to purchase approximately 16,561,000 shares of our common stock being exchanged for approximately 4,996,000 shares of restricted stock units, approximately 923,000 shares of restricted stock and approximately 18,000 new options.

Due to the structure of the Exchange Program as a “value-for-value” exchange for the eligible options tendered for exchange, and certain assumptions we are required to use regarding the eligible options for accounting purposes, we will recognize an incremental accounting charge of approximately $70 million over the vesting period of the restricted stock units, restricted stock and options issued in the Exchange Program in addition to recognizing any remaining unrecognized expense for the stock options surrendered in the exchange. We recorded approximately $5 million of the incremental charge in the three months ended December 31, 2009.

Annual Meeting of Stockholders

At our Annual Meeting of Stockholders, held on July 29, 2009, in addition to approving our Exchange Program discussed above, our stockholders also approved amendments to the Equity Plan to (1) increase the number of shares authorized for issuance under the Equity Plan by 20.8 million shares and (2) amend the Equity Plan so that each share subject to a full value stock award would reduce the number of shares available for issuance by 1.43 shares, instead of the current multiple of 1.82 shares. Our stockholders also approved an amendment to the ESPP to increase the number of shares authorized under the ESPP by 3 million shares.

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

The components of comprehensive loss, net of related immaterial taxes, for the three and nine months ended December 31, 2009 and 2008 are summarized as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net loss	$(82)	$(641)	$(707)	$(1,046)

Other comprehensive income (loss):
Change in unrealized losses on investments	(63)	(333)	(34)	(427)
Reclassification adjustment for losses (gains) realized on investments	(1)	27	21	57
Change in unrealized gains (losses) on derivative instruments	(1)	11	(3)	15
Reclassification adjustment for losses (gains) on derivative instruments	2	(8)	—	(7)
Foreign currency translation adjustments	4	(71)	65	(88)

Total other comprehensive income (loss)	(59)	(374)	49	(450)

Total comprehensive loss	$(141)	$(1,015)	$(658)	$(1,496)

(14) NET LOSS PER SHARE

As a result of our net loss for the three and nine months ended December 31, 2009, we have excluded certain equity-based instruments from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 2 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share in each of the three and nine months ended December 31, 2009. Options to purchase and restricted stock units and restricted stock to be released in the amount of 32 million shares and 36 million shares of common stock were excluded from the computation of diluted shares for the three and nine months ended December 31, 2009, respectively, as their inclusion would have had an antidilutive effect. For the three and nine months ended December 31, 2009, the weighted-average exercise prices of these shares were $29.86 and $34.73 per share, respectively.

As a result of our net loss for the three and nine months ended December 31, 2008, we have excluded certain equity-based instruments from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 1 million shares and 6 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share for the three and nine months ended December 31, 2008, respectively. Options to purchase and restricted stock units to be released in the amount of 38 million shares and 27 million shares of common stock were excluded from the computation of diluted shares for the three and nine months ended December 31, 2008, respectively, as their inclusion would have had an antidilutive effect. For the three and nine months ended December 31, 2008, the weighted-average exercise prices of these shares were $39.28 and $46.28 per share, respectively.

(15) SEGMENT INFORMATION

Our reporting segments are based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

Our business is currently organized around three operating labels, EA Games, EA SPORTS and EA Play, as well as EA Interactive, which reports into our Publishing business. Our CODM regularly receives separate financial information for distinct businesses within the EA Interactive organization, including EA Mobile and Pogo. Accordingly, in assessing performance and allocating resources, our CODM reviews the results of our three Labels, as well as operating segments in EA Interactive, including EA Mobile and Pogo. Due to their similar economic characteristics, products and distribution methods, EA Games, EA SPORTS, EA Play and Pogo’s results are aggregated into one Reportable Segment (the “Label segment”) as shown below. The remaining operating segment’s results are not material for separate disclosure and are included in the reconciliation of Label segment profit to consolidated operating loss below. In addition to assessing performance and allocating resources based on our operating segments as described herein, to a lesser degree, our CODM also continues to review results based on geographic performance.

The following table summarizes the financial performance of the Label segment and a reconciliation of the Label segment’s profit to our consolidated operating loss for the three and nine months ended December 31, 2009 and 2008 (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Label segment:
Net revenue	$1,247	$1,640	$3,062	$3,228
Depreciation and amortization	(13)	(17)	(42)	(52)
Other expenses	(947)	(1,294)	(2,491)	(2,764)

Label segment profit	287	329	529	412
Reconciliation to consolidated operating loss:
Other:
Change in deferred net revenue (packaged goods and digital content)	(103)	(88)	(634)	(125)
Other net revenue	99	102	247	249
Depreciation and amortization	(33)	(30)	(97)	(94)
Other expenses	(357)	(617)	(814)	(1,207)

Consolidated operating loss	$(107)	$(304)	$(769)	$(765)

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

Information about our total net revenue by platform for the three and nine months ended December 31, 2009 and 2008 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Consoles
Xbox 360	$348	$448	$592	$873
PLAYSTATION 3	236	297	499	579
Wii	196	254	499	457
PlayStation 2	44	179	111	352

Total Consoles	824	1,178	1,701	2,261
Mobile Platforms
Nintendo DS	63	118	113	183
Wireless	56	49	157	140
PSP	30	36	88	130

Total Mobile	149	203	358	453
PC	212	215	509	532
Licensing and Other	58	58	107	106

Total Net Revenue	$1,243	$1,654	$2,675	$3,352

Information about our operations in North America, Europe and Asia for the three and nine months ended December 31, 2009 and 2008 is presented below (in millions):

	North America	Europe	Asia	Total
Three months ended December 31, 2009
Net revenue from unaffiliated customers	$693	$489	$61	$1,243
Long-lived assets	1,341	480	41	1,862

Three months ended December 31, 2008
Net revenue from unaffiliated customers	$957	$623	$74	$1,654
Long-lived assets	1,192	183	41	1,416

Nine months ended December 31, 2009
Net revenue from unaffiliated customers	$1,515	$1,015	$145	$2,675

Nine months ended December 31, 2008
Net revenue from unaffiliated customers	$1,941	$1,253	$158	$3,352

Our direct sales to GameStop Corp. represented approximately 14 percent and 15 percent of total net revenue for the three and nine months ended December 31, 2009, respectively, and approximately 14 percent of total net revenue for each of the three and nine months ended December 30, 2008. Our direct sales to Wal-Mart Stores, Inc. represented approximately 12 percent and 13 percent of total net revenue for the three and nine months ended December 31, 2009, respectively, and approximately 14 percent and 13 percent of total net revenue for the three and nine months ended December 31, 2008, respectively. Our direct sales to Best Buy Co., Inc. represented approximately 11 percent of total net revenue for the three months ended December 31, 2009.

(16) COLLABORATIVE ARRANGEMENTS

On April 1, 2009, we adopted FASB ASC 808, Collaborative Arrangements. FASB ASC 808 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The adoption of FASB ASC 808 did not have a significant impact on our Condensed Consolidated Financial Statements for the three and nine months ended December 31, 2009 and 2008.

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

(18) SUBSEQUENT EVENTS

We have evaluated our Condensed Consolidated Financial Statements for subsequent events through the date the financial statements were issued on February 9, 2010.

On January 13, 2010, the Court issued an order withdrawing its 2009 Decision opinion in Xilinx, which was filed on May 27, 2009. The order was issued without comment from the Court. In its 2009 Decision, the Court initially overturned a 2005 U.S. Tax Court decision in Xilinx. The Court’s 2009 Decision held that related parties in a research and development cost sharing arrangement must share stock option costs, notwithstanding the U.S. Tax Court’s finding that unrelated parties in such an arrangement would not share such costs. As a result of the 2009 Decision, we recorded additional reserves for unrecognized tax benefits of approximately $59 million during the nine months ended December 31, 2009. As of February 9, 2010, it is not clear what further action the Court may take. Although the Court may issue a revised opinion, it is not clear whether such a revised opinion would reach the same outcome. Alternatively, the Court may grant a request for a review by additional members of the Court. The future impact on our Condensed Consolidated Financial Statements is uncertain until the Court takes further action.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Electronic Arts Inc.:

We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of January 2, 2010, the related condensed consolidated statements of operations for the three- and nine-month periods ended January 2, 2010 and December 27, 2008, and the related condensed consolidated statements of cash flows for the nine-month periods ended January 2, 2010 and December 27, 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

February 9, 2010

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

OVERVIEW

The following overview is a top-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and nine months ended December 31, 2009, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the Condensed Consolidated Financial Statements and related notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 as filed with the SEC on May 22, 2009 and in other documents we have filed with the SEC.

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

Financial Results

Total net revenue for the three months ended December 31, 2009 was $1,243 million, down $411 million as compared to the three months ended December 31, 2008. At December 31, 2009, the change in deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $103 million as compared to September 30, 2009, directly reducing the amount of reported net revenue during the three months ended December 31, 2009. At December 31, 2008, the change in deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $88 million as compared to September 30, 2008, directly reducing the amount of reported net revenue during the three months ended December 31, 2008. Without these changes in deferred net revenue, reported net revenue decreased by approximately $396 million during the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. Net revenue for the three months ended December 31, 2009, was driven by FIFA 10, Left 4 Dead 2, and Madden NFL 10.

Net loss for the three months ended December 31, 2009 was $82 million as compared to a net loss of $641 million for the three months ended December 31, 2008. Diluted loss per share for the three months ended December 31, 2009 was $0.25 as compared to a diluted loss per share of $2.00 for the three months ended December 31, 2008. Net loss decreased during the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 primarily as a result of (1) the recognition of $368 million of goodwill impairment during the three months ended December 31, 2008, (2) a $352 million decrease in our income tax provision primarily due to the discrete tax charge to establish the valuation allowance we recognized during the three months ended December 2008, and (3) a $271 million decrease in cost of goods sold. These decreases were partially offset by (1) a decrease of $411 million in net revenue and (2) an $82 million increase in restructuring charges primarily from our fiscal 2010 restructuring.

During the nine months ended December 31, 2009, we used $101 million of cash in operating activities as compared to using $203 million of cash for the nine months ended December 31, 2008. The decrease in cash used in operating activities for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008 was primarily due to decreases in personnel-related costs and external development and contracted services as part of our cost reduction initiatives, as well as a reduction in incentive-based compensation payments.

Trends in Our Business

Economic Environment. As a result of the national and global economic downturn, overall consumer spending has declined. Retailers globally have taken a more conservative stance in ordering game inventory. The decline in the packaged goods sector contributed to the decline in anticipated demand for our products during the 2009 holiday selling season. We remain cautious about our future sales in light of the economic environment and the impact it has had on our business.

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

Recent Developments

Acquisition of Playfish Limited. On November 9, 2009, we acquired all of the outstanding shares of Playfish Limited (“Playfish™”) for an aggregate purchase price of approximately $308 million in cash and equity. In addition, we may be required to pay additional variable cash consideration that is contingent upon the achievement of certain performance milestones through December 31, 2011. This additional consideration is limited to a maximum of $100 million. Playfish is a developer of free-to-play social games that can be played on social networking platforms.

Fiscal 2010 Restructuring. In the quarter ended December 31, 2009, we announced details of a restructuring plan to narrow our product portfolio to provide greater focus on titles with higher margin opportunities. Under this plan, we anticipate (1) reducing our workforce by approximately 1,350 employees, (2) consolidating or closing various facilities, (3) eliminating certain titles, and (4) incurring IT and other costs to assist in reorganizing certain activities. We expect the majority of these actions to be completed by March 31, 2010.

Since the inception of this restructuring plan through December 31, 2009, we have incurred charges of approximately $96 million. During the remainder of fiscal year 2010, we anticipate incurring between $35 million and $40 million of restructuring charges, primarily consisting of facilities exit and employee-related costs, related to the fiscal 2010 restructuring. Overall, including charges incurred through December 31, 2009, we expect to incur total cash and non-cash charges between $150 million and $155 million by March 31, 2012. These charges will consist primarily of (1) employee-related costs (approximately $70 million), (2) intangible asset impairment, abandoned rights to intellectual property costs, and other costs to assist in the reorganization of our business support functions (approximately $35 million), (3) facilities exit costs (approximately $30 million), and (4) other reorganizational costs including IT and consulting costs (approximately $20 million).

Employee Stock Option Exchange Program. On October 21, 2009, we launched a voluntary Employee Stock Option Exchange Program (“Exchange Program”) to permit our eligible employees to exchange outstanding eligible options for a lesser number of restricted stock units, shares of restricted stock (in Canada only), or new options (in China only) to be granted under our 2000 Equity Incentive Plan (the “Equity Plan”). The Exchange Program offer period began on October 21, 2009 and ended on November 18, 2009.

Options eligible for the Exchange Program were those options that were granted prior to October 21, 2008, that had an exercise price per share that was greater than $28.18, which was the 52-week high trading price of our common stock measured as of the start date of the Exchange Program, as reported on The NASDAQ Global Select Market, and that upon conversion using the exchange ratio applicable for such options resulted in four or more shares of restricted stock units, shares of restricted stock or new options, as the case may be.

The Exchange Program resulted in options to purchase approximately 16,561,000 shares of our common stock being exchanged for approximately 4,996,000 shares of restricted stock units, approximately 923,000 shares of restricted stock and approximately 18,000 new options.

Due to the structure of the Exchange Program as a “value-for-value” exchange for the eligible options tendered for exchange, and certain assumptions we are required to use regarding the eligible options for accounting purposes, we will recognize an incremental accounting charge of approximately $70 million over the vesting period of the restricted stock units, restricted stock and options issued in the Exchange Program in addition to recognizing any remaining unrecognized expense for the stock options surrendered in the exchange.

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

International Operations and Foreign Currency Exchange Impact. International sales are a fundamental part of our business. Net revenue from Europe and Asia sales accounted for approximately 43 percent of our total net revenue during the nine months ended December 31, 2009 and approximately 42 percent of our total net revenue during the nine months ended December 31, 2008. We believe that in order to succeed internationally, it is important to develop content locally that is specifically directed toward local cultures and customs. Year-over-year, we estimate that foreign exchange rates had an unfavorable impact on our net revenue of approximately $53 million, or 1 percent, for the nine months ended December 31, 2009. During the nine months ended December 31, 2009, the U.S. dollar strengthened against most major currencies, including the Euro and the British pound sterling. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency. If the U.S. dollar continues to strengthen against these currencies, then foreign exchange rates may continue to have an unfavorable impact on our results of operations and our financial condition.

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

Assessment of Impairment of Goodwill, Intangibles, and Other Long-Lived Assets. Current accounting standards require that we assess the recoverability of our finite lived acquisition-related intangible assets and other long-lived assets whenever events or changes in circumstances indicate the remaining value of the assets recorded on our Condensed Consolidated Balance Sheets is potentially impaired. In order to determine if a potential impairment has occurred, management must make various assumptions about the estimated fair value of the asset by evaluating future business prospects and estimated cash flows. For some assets, our estimated fair value is dependent upon predicting which of our products will be successful. This success is dependent upon several factors, which are beyond our control, such as which operating platforms will be successful in the marketplace. Also, our revenue and earnings are dependent on our ability to meet our product release schedules.

We are required to perform a two-step approach to testing goodwill for impairment for each reporting unit annually, or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. Our reporting units are determined by the components of our operating segments that constitute a business for which (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. We are required to perform the impairment test at least annually by applying a fair value-based test. The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to the individual assets and liabilities within each reporting unit.

To determine the fair values of the reporting units used in the first step, we use a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which utilizes discounted cash flows. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. Our estimates for market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. Our business consists of developing, marketing and distributing video game software using both established and emerging intellectual properties and our forecasts for emerging intellectual properties are based upon internal estimates and external sources rather than historical information and have an inherently higher risk of accuracy. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Assessment of Impairment of Short-Term Investments, Marketable Equity Securities and Other Investments. We periodically review our short-term investments, marketable equity securities and other investments for impairment. Our short-term investments consist of securities with remaining maturities greater than three months at the time of purchase and our marketable equity securities consist of investments in common stock of publicly traded companies, both are accounted for as available-for-sale. Unrealized gains and losses on our short-term investments and marketable equity securities are recorded to other comprehensive income, net of tax, until either (1) the security is sold or (2) we determine that the decline in the fair value of a security to a level below its cost basis is other-than-temporary. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the duration that the fair value has been less than the cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During the three and nine months ended December 31, 2009, we recognized impairment charges of $1 million and $25 million, respectively, on our marketable equity securities. During the three and nine months ended December 31, 2008, we recognized impairment charges of $27 million and $57 million, respectively, on our marketable equity securities. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could have a material impact on our financial results.

Our other investments consist principally of non-voting preferred shares in two companies whose common stocks are publicly traded and are accounted for under the cost method. Under this method, these investments are recorded at cost until we determine that the fair values of the investments have fallen below their cost basis and that such declines are other-than-temporary. We monitor these investments for impairment and make appropriate reductions in the carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of the investees. We had no impairment charges during the three and nine months ended December 31, 2009 and during the three months ended December 31, 2008. During the nine months ended December 31, 2008, we recognized impairment charges of $10 million on our other investments.

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

Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. These obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of December 31, 2009 and March 31, 2009, approximately $14 million and $37 million, respectively, of minimum guaranteed royalty obligations had been recognized.

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment based on an undiscounted cash flow basis when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During the three and nine months ended December 31, 2009, we recognized impairment charges of $9 million and $10 million, respectively. We recognized the $9 million impairment charge during the three months ended December 31, 2009, in connection with our fiscal 2010 restructuring. This impairment is included in restructuring charges presented in Note 7 of the Notes to Condensed Consolidated Financial Statements. We had no impairment or loss charges during the three months ended December 31, 2008. During the nine months ended December 31, 2008, we recognized an impairment charge of $5 million.

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

In addition to considering forecasts of future taxable income, we are also required to evaluate and quantify other possible sources of taxable income in order to assess the realization of our deferred tax assets, namely the reversal of existing deferred tax liabilities, the carry back of losses and credits as allowed under current tax law, and the implementation of tax planning strategies. Evaluating and quantifying these amounts involves significant judgments. Each source of income must be evaluated based on all positive and negative evidence; this evaluation involves assumptions about future activity. Certain taxable temporary differences that are not expected to reverse during the carry forward periods permitted by tax law cannot be considered as a source of future taxable income that may be available to realize the benefit of deferred tax assets. For example, in determining the valuation allowance we recorded at June 30, 2009, we did not include as a source of future taxable income the taxable temporary difference related to the accumulated tax depreciation on our headquarters facilities in Redwood City, California. On July 13, 2009, we purchased our Redwood Shores headquarters facilities concurrent with the expiration and extinguishment of the lessor’s financing agreements. These facilities were subject to leases which expired in July 2009, and had been accounted for as operating leases. The total amount paid under the terms of the leases was $247 million, of which $233 million related to the purchase price of the facilities and $14 million was for the loss on our lease obligation. Therefore, in the fiscal quarter ended September 30, 2009, we recorded a tax benefit of approximately $31 million, consisting of approximately $6 million related to the loss on our lease obligation and a $25 million reduction in our valuation allowance due to the inclusion of a significant portion of the remaining taxable temporary difference as a source of future taxable income.

Based on the assumptions and requirements noted above, we have recorded a valuation allowance against most of our U.S. deferred tax assets. In addition, we expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggest that these benefits are more likely than not to be realized.

The Worker, Homeownership and Business Assistance Act of 2009 (“the Act”) was signed into law on November 6, 2009. The Act provides that taxpayers may elect to increase the carry back period for tax losses incurred in a taxable year beginning or ending in either 2008 or 2009. During the three months ended December 31, 2009, we elected to increase the carry back period for tax losses incurred in fiscal year 2009. This election resulted in a reduction in the valuation allowance on our U.S. deferred tax assets due to an increase in the sources of taxable income from the extended carry back period. As a result, we recorded a tax benefit of approximately $28 million in the three months ended December 31, 2009 for the reduction in the valuation allowance.

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

RESULTS OF OPERATIONS

Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2010 and 2009 contain 53 and 52 weeks, respectively, and ends or ended, as the case may be, on April 3, 2010 and March 28, 2009, respectively. Our results of operations for the three months ended December 31, 2009 and 2008 contain 13 weeks and ended on January 2, 2010 and December 27, 2008, respectively. Our results of operations for the nine months ended December 31, 2009 and 2008 contain 40 and 39 weeks, respectively, and ended on January 2, 2010 and December 27, 2008, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

During the three and nine months ended December 31, 2009, we recognized total net revenue of $1,243 million and $2,675 million, respectively. Our total net revenue during the three and nine months ended December 31, 2009 includes $622 million and $1,124 million, respectively, recognized from sales of certain online-enabled packaged goods and digital content that either (1) we were not able to objectively determine the fair value (as defined by U.S. Generally Accepted Accounting Principles for software sales) of the online service that we provided in connection with the sale or (2) we had an obligation to deliver incremental unspecified digital content in the future without an additional fee. When we refer to deferral of net revenue in this “Net Revenue” section, we mean the deferral of (1) the total net revenue from bundle sales of certain online-enabled packaged goods and PC digital downloads for which either we do not have VSOE for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) revenue from certain packaged goods sales of massively-multiplayer online role-playing games, and (3) revenue from the sale of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions.” The change in deferred net revenue decreased our reported net revenue $103 million and $634 million during the three and nine months ended December 31, 2009, respectively. The change in deferred net revenue decreased our reported net revenue $88 million and $125 million during the three and nine months ended December 31, 2008, respectively.

From a geographical perspective, our total net revenue for the three and nine months ended December 31, 2009 and 2008 was as follows (in millions):

	Three Months Ended December 31,				Decrease	% Change
	2009		2008
North America	$693	56%	$957	58%	$(264)	(28%)

Europe	489	39%	623	38%	(134)	(22%)
Asia	61	5%	74	4%	(13)	(18%)

International	550	44%	697	42%	(147)	(21%)

Total Net Revenue	$1,243	100%	$1,654	100%	$(411)	(25%)

	Nine Months Ended December 31,				Decrease	% Change
	2009		2008
North America	$1,515	57%	$1,941	58%	$(426)	(22%)

Europe	1,015	38%	1,253	37%	(238)	(19%)
Asia	145	5%	158	5%	(13)	(8%)

International	1,160	43%	1,411	42%	(251)	(18%)

Total Net Revenue	$2,675	100%	$3,352	100%	$(677)	(20%)

The overall change in deferred net revenue for the three and nine months ended December 31, 2009 and 2008 was as follows (in millions):

	Three Months Ended December 31,		Increase / (Decrease)
	2009	2008
PLAYSTATION 3	$(49)	$(58)	$9
Xbox 360	(29)	—	(29)
Nintendo DS	(12)	—	(12)
PC	(8)	21	(29)
PSP	(3)	(34)	31
Wii	(1)	(27)	26
PlayStation 2	—	11	(11)
Other	(1)	(1)	—

Total Impact on Net Revenue	$(103)	$(88)	$(15)

	Nine Months Ended December 31,		Increase / (Decrease)
	2009	2008
Xbox 360	$(281)	$—	$(281)
PLAYSTATION 3	(207)	(48)	(159)
PC	(99)	(68)	(31)
Wii	(22)	(35)	13
Nintendo DS	(12)	—	(12)
PlayStation 2	(7)	27	(34)
PSP	(6)	—	(6)
Other	—	(1)	1

Total Impact on Net Revenue	$(634)	$(125)	$(509)

North America

For the three months ended December 31, 2009, net revenue in North America was $693 million, driven by Left 4 Dead 2, Madden NFL 10, and Rock Band™ 2. Net revenue for the three months ended December 31, 2009 decreased $264 million, or 28 percent, as compared to the three months ended December 31, 2008. From an operational perspective, the decrease in net revenue was driven by (1) a $73 million decrease in net revenue from sales of titles for the PlayStation 2, (2) a $63 million decrease in net revenue from sales of titles for the PLAYSTATION 3, (3) a $52 million decrease in net revenue from sales of titles for the Xbox 360, and (4) a $47 million decrease in net revenue from sales of titles for the Wii.

The change in deferral of net revenue decreased our reported net revenue by $87 million during the three months ended December 31, 2009, as compared to an increase in our reported net revenue of $47 million for the three months ended December 31, 2008.

The change in deferred net revenue for the three months ended December 31, 2009 and 2008 for North America was as follows (in millions):

	Three Months Ended December 31,		Increase / (Decrease)
	2009	2008
PLAYSTATION 3	$(38)	$21	$(59)
Xbox 360	(35)	1	(36)
Wii	(6)	(15)	9
PSP	(3)	(7)	4
Nintendo DS	(4)	—	(4)
PC	—	39	(39)
PlayStation 2	—	9	(9)
Other	(1)	(1)	—

Total Impact on Net Revenue	$(87)	$47	$(134)

For the nine months ended December 31, 2009, net revenue in North America was $1,515 million, driven by The Beatles™: Rock Band, Madden NFL 10 and Left 4 Dead 2. Net revenue for the nine months ended December 31, 2009 decreased $426 million, or 22 percent, as compared to the nine months ended December 31, 2008. From an operational perspective, the decrease in net revenue was driven by (1) a $203 million decrease in net revenue from sales of titles for the Xbox 360, (2) a $154 million decrease in net revenue from sales of titles for the PlayStation 2, and (3) a $60 million decrease in net revenue from sales of titles for the PLAYSTATION 3.

The change in deferral of net revenue decreased our reported net revenue by $352 million during the nine months ended December 31, 2009, as compared to a decrease in our reported net revenue of $55 million for the nine months ended December 31, 2008.

The change in deferred net revenue for the nine months ended December 31, 2009 and 2008 for North America was as follows (in millions):

	Nine Months Ended December 31,		Increase / (Decrease)
	2009	2008
Xbox 360	$(187)	$—	$(187)
PLAYSTATION 3	(106)	(20)	(86)
PC	(31)	(26)	(5)
Wii	(13)	(22)	9
PlayStation 2	(8)	8	(16)
PSP	(3)	6	(9)
Other	(4)	(1)	(3)

Total Impact on Net Revenue	$(352)	$(55)	$(297)

We expect net revenue for North America to decrease during fiscal year 2010 as compared to fiscal year 2009 due to an expected increase in deferred net revenue related to our online-enabled packaged goods and digital content.

Europe

For the three months ended December 31, 2009, net revenue in Europe was $489 million, driven by FIFA 10, The Sims 3, and Need for Speed Shift. Net revenue for the three months ended December 31, 2009 decreased $134 million, or 22 percent, as compared to the three months ended December 31, 2008. From an operational perspective the decrease in net revenue was driven by (1) a $57 million decrease in net revenue from sales of titles for the PlayStation 2, (2) a $45 million decrease in net revenue from sales of titles for the Xbox 360, and (3) a $39 million decrease in net revenue from sales of titles for the Nintendo DS.

The change in deferral of net revenue decreased our reported net revenue by $8 million during the three months ended December 31, 2009, as compared to a decrease in our reported net revenue of $123 million for the three months ended December 31, 2008.

We estimate that foreign exchange rates (primarily the British pound sterling) decreased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $19 million, or 3 percent, for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue decreased by approximately $115 million, or 19 percent, for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008.

The change in deferred net revenue for the three months ended December 31, 2009 and 2008 for Europe was as follows (in millions):

	Three Months Ended December 31,		Increase / (Decrease)
	2009	2008
PC	$(8)	$(15)	$7
Nintendo DS	(7)	—	(7)
PLAYSTATION 3	(6)	(71)	65
PSP	1	(26)	27
Wii	4	(12)	16
Xbox 360	9	(1)	10
Other	(1)	2	(3)

Total Impact on Net Revenue	$(8)	$(123)	$115

For the nine months ended December 31, 2009, net revenue in Europe was $1,015 million, driven by FIFA 10, The Sims 3, and FIFA 09. Net revenue for the nine months ended December 31, 2009 decreased $238 million, or 19 percent, as compared to the nine months ended December 31, 2008. From an operational perspective the decrease in net revenue was driven by (1) a $79 million decrease in net revenue from sales of titles for the PlayStation 2, (2) a $73 million decrease in net revenue from sales of titles for the Xbox 360, (3) a $54 million decrease in net revenue from sales of titles for the Nintendo DS, and (4) a $28 million decrease in net revenue from sales of titles for the PC.

The change in deferral of net revenue decreased our reported net revenue by $260 million during the nine months ended December 31, 2009, as compared to a decrease in our reported net revenue of $65 million for the nine months ended December 31, 2008.

We estimate that foreign exchange rates (primarily the British pound sterling) decreased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $50 million, or 4 percent, for the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue decreased by approximately $188 million, or 15 percent, for the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008.

The change in deferred net revenue for the nine months ended December 31, 2009 and 2008 for Europe was as follows (in millions):

	Nine Months Ended December 31,		Increase / (Decrease)
	2009	2008
PLAYSTATION 3	$(92)	$(26)	$(66)
Xbox 360	(85)	—	(85)
PC	(66)	(35)	(31)
Wii	(8)	(13)	5
Nintendo DS	(7)	(1)	(6)
PSP	(3)	(7)	4
PlayStation 2	1	17	(16)

Total Impact on Net Revenue	$(260)	$(65)	$(195)

We expect net revenue for Europe to decrease during fiscal year 2010 as compared to fiscal year 2009 due to an expected increase in deferred net revenue related to our online-enabled packaged goods and digital content.

Asia

For the three months ended December 31, 2009, net revenue in Asia was $61 million, driven by FIFA 10, Left 4 Dead 2, and The Sims 3. Net revenue for the three months ended December 31, 2009 decreased $13 million, or 18 percent, as compared to the three months ended December 31, 2008. From an operational perspective, the decrease in net revenue was driven by (1) a $5 million decrease in net revenue from sales of titles for the PlayStation 2, (2) a $3 million decrease in net revenue from sales of titles for the Xbox 360, (3) a $2 million decrease in net revenue from sales of titles for the PLAYSTATION 3, and (4) a $2 million decrease in net revenue from sales of titles for the Nintendo DS.

The change in deferral of net revenue decreased our reported net revenue by $8 million during the three months ended December 31, 2009, as compared to a decrease in our reported net revenue of $12 million for the three months ended December 31, 2008.

We estimate that foreign exchange rates (particularly the Australian dollar) increased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $3 million, or 4 percent, for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue decreased by approximately $16 million, or 22 percent, for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008.

The change in deferred net revenue for the three months ended December 31, 2009 and 2008 for Asia was as follows (in millions):

	Three Months Ended December 31,		Increase / (Decrease)
	2009	2008
PLAYSTATION 3	$(5)	$(8)	$3
Xbox 360	(3)	—	(3)
Other	—	(4)	4

Total Impact on Net Revenue	$(8)	$(12)	$4

For the nine months ended December 31, 2009, net revenue in Asia was $145 million, driven by The Sims 3, FIFA 10, and FIFA Online 2. Net revenue for the nine months ended December 31, 2009 decreased $13 million, or 8 percent, as compared to the nine months ended December 31, 2008. From an operational perspective, the decrease in net revenue was driven by (1) an $8 million decrease in net revenue from sales of titles for the PlayStation 2, (2) a $5 million decrease in net revenue from sales of titles for the Xbox 360, (3) a $5 million decrease in net revenue from sales of titles for the Nintendo DS, and (4) a $4 million decrease in net revenue from sales of titles for the PLAYSTATION 3. These decreases were partially offset by a $10 million increase in net revenue from sales of titles for the Wii.

The change in deferral of net revenue decreased our reported net revenue by $22 million during the nine months ended December 31, 2009, as compared to a decrease in our reported net revenue of $5 million for the nine months ended December 31, 2008.

We estimate that foreign exchange rates (particularly the Australian dollar) decreased reported net revenue, including the foreign exchange impact from deferred net revenue, by approximately $3 million, or 2 percent, for the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008. Excluding the effect of foreign exchange rates from net revenue, we estimate that net revenue decreased by approximately $10 million, or 6 percent, for the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008.

The change in deferred net revenue for the nine months ended December 31, 2009 and 2008 for Asia was as follows (in millions):

	Nine Months Ended December 31,		Increase / (Decrease)
	2009	2008
PLAYSTATION 3	$(9)	$(2)	$(7)
Xbox 360	(9)	—	(9)
PC	(2)	(7)	5
Other	(2)	4	(6)

Total Impact on Net Revenue	$(22)	$(5)	$(17)

We expect net revenue for Asia to decrease during fiscal year 2010 as compared to fiscal year 2009 due to an expected increase in deferred net revenue related to our online-enabled packaged goods and digital content.

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

Cost of goods sold for the three and nine months ended December 31, 2009 and 2008 were as follows (in millions):

	December 31, 2009	% of Net Revenue	December 31, 2008	% of Net Revenue	% Change	Change as a % of Net Revenue
Three months ended	$654	52.6%	$925	55.9%	(29.3%)	(3.3%)
Nine months ended	$1,568	58.6%	$1,778	53.0%	(11.8%)	5.6%

During the three months ended December 31, 2009, cost of goods sold decreased by 3.3 percent as a percentage of total net revenue as compared to the three months ended December 31, 2008. This decrease was primarily due to (1) lower co-publishing and distribution royalty costs resulting from sales of higher margin titles, which positively impacted cost of goods sold as a percentage of total revenue by approximately 2.5 percent and (2) a greater percentage of net revenue from EA studio products, which have a higher margin than our co-publishing and distribution products, which positively impacted cost of goods sold as a percentage of total revenue by approximately 2.3 percent. This decrease was partially offset by a $15 million unfavorable change in deferred net revenue related to certain online-enabled packaged goods and digital content for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008.

During the nine months ended December 31, 2009, cost of goods sold increased by 5.6 percent as a percentage of total net revenue as compared to the nine months ended December 31, 2008. This increase was primarily due to a $509 million unfavorable change in deferred net revenue related to certain online-enabled packaged goods and digital content for the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008. Overall, we estimate the unfavorable change in deferred net revenue related to certain online-enabled packaged goods and digital content negatively impacted cost of goods sold as a percent of total net revenue by 9.3 percentage points. The overall increase in cost of goods sold as a percentage of net revenue was partially mitigated by a greater percentage of net revenue from EA studio products, which have a higher margin than our co-publishing and distribution products, which positively impacted cost of goods sold as a percentage of total revenue by approximately 2.4 percent.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs and advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for the three and nine months ended December 31, 2009 and 2008 were as follows (in millions):

	December 31, 2009	% of Net Revenue	December 31, 2008	% of Net Revenue	$ Change	% Change
Three months ended	$208	17%	$250	15%	$(42)	(17%)
Nine months ended	$559	21%	$575	17%	$(16)	(3%)

Marketing and sales expenses decreased by $42 million, or 17 percent, during the three months ended December 31, 2009, as compared to the three months ended December 31, 2008. The decrease was primarily due to a $38 million decrease in marketing, advertising and promotional expenses resulting from higher spending in the prior year to support the launch of new franchises and for promoting established franchises.

Marketing and sales expenses decreased by $16 million, or 3 percent, during the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008. The decrease was primarily due to a decrease of $18 million in personnel-related costs primarily resulting from a decrease in headcount resulting from our cost reduction initiatives.

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

General and administrative expenses for the three and nine months ended December 31, 2009 and 2008 were as follows (in millions):

	December 31, 2009	% of Net Revenue	December 31, 2008	% of Net Revenue	$ Change	% Change
Three months ended	$84	7%	$82	5%	$2	2%
Nine months ended	$241	9%	$258	8%	$(17)	(7%)

General and administrative expenses decreased by $17 million, or 7 percent, during the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008. This decrease was primarily due to (1) a decrease of $11 million in additional personal-related costs resulting from our cost reduction initiatives, (2) a decrease of $10 million in stock-based compensation expense, and (3) an $8 million decrease in bad debt expense. These decreases were partially offset by an increase in facilities related expenses primarily due to a $14 million loss on our lease obligation related to our Redwood Shores headquarters facility.

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

Research and development expenses for the three and nine months ended December 31, 2009 and 2008 were as follows (in millions):

	December 31, 2009	% of Net Revenue	December 31, 2008	% of Net Revenue	$ Change	% Change
Three months ended	$290	23%	$299	18%	$(9)	(3%)
Nine months ended	$918	34%	$1,027	31%	$(109)	(11%)

Research and development expenses decreased by $9 million, or 3 percent, during the three months ended December 31, 2009, as compared to the three months ended December 31, 2008. This decrease was primarily due to (1) a decrease of $21 million in additional personnel-related costs primarily resulting from our cost reduction initiatives and (2) a decrease of $14 million in external development and contracted services. These decreases were partially offset by a $25 million increase in incentive-based compensation expense.

Research and development expenses decreased by $109 million, or 11 percent, during the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008. The decrease was primarily due to (1) a decrease of $75 million in additional personnel-related costs primarily resulting from our cost reduction initiatives, (2) a decrease of $30 million in external development and contracted services, and (3) a decrease of $15 million in stock-based compensation expense. These decreases were partially offset by a $10 million increase in incentive-based compensation expense.

We expect research and development expenses to decrease in absolute dollars during fiscal year 2010 as compared to fiscal year 2009 primarily due to a decrease in personnel-related costs.

Amortization of Intangibles

Amortization of intangibles for the three and nine months ended December 31, 2009 and 2008 was as follows (in millions):

	December 31, 2009	% of Net Revenue	December 31, 2008	% of Net Revenue	$ Change	% Change
Three months ended	$14	1%	$15	1%	$(1)	(7%)
Nine months ended	$38	1%	$46	1%	$(8)	(17%)

Amortization of intangibles decreased $8 million, or 17 percent, during the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008, primarily due to a change in the estimated useful lives of certain intangibles.

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

Goodwill Impairment

Adverse economic conditions, including the decline in our market capitalization and our expected financial performance at the time, indicated that a potential impairment of goodwill existed during the three months ended December 31, 2008. As a result, we performed goodwill impairment tests for our reporting units. As a result of the goodwill impairment analysis, we determined that our EA Mobile reporting unit’s goodwill was impaired. Substantially all of our goodwill associated with our EA Mobile reporting unit was derived from our acquisition of JAMDAT Mobile Inc. in February 2006. During the three months ended December 31, 2008, we recognized a goodwill impairment charge of $368 million related to our EA Mobile reporting unit. There were no indicators of impairment to our goodwill during the three and nine months ended December 31, 2009.

Restructuring Charges

Restructuring charges for the three and nine months ended December 31, 2009 and 2008 were as follows (in millions):

	December 31, 2009	% of Net Revenue	December 31, 2008	% of Net Revenue	$ Change	% Change
Three months ended	$100	8%	$18	1%	$82	456%
Nine months ended	$120	4%	$41	1%	$79	193%

Fiscal 2010 Restructuring

In the quarter ended December 31, 2009, we announced details of a restructuring plan to narrow our product portfolio to provide greater focus on titles with higher margin opportunities. Under this plan, we anticipate (1) reducing our workforce by approximately 1,350 employees, (2) consolidating or closing various facilities, (3) eliminating certain titles, and (4) incurring IT and other costs to assist in reorganizing certain activities. We expect the majority of these actions to be completed by March 31, 2010.

During the three and nine months ended December 31, 2009, we incurred $96 million of restructuring charges of which (1) $63 million were for employee-related expenses, (2) $27 million related to abandoned rights to intellectual property, intangible asset impairment costs, and other costs to assist in the reorganization of our business support functions, and (3) $6 million related to the closure of certain of our facilities.

During the remainder of fiscal year 2010, we anticipate incurring between $35 million and $40 million of restructuring charges, primarily consisting of facilities exit and employee-related costs, related to the fiscal 2010 restructuring. Overall, including charges incurred through December 31, 2009, we expect to incur total cash and non-cash charges between $150 million and $155 million by March 31, 2012. These charges will consist primarily of (1) employee-related costs (approximately $70 million), (2) intangible asset impairment, abandoned rights to intellectual property costs, and other costs to assist in the reorganization of our business support functions (approximately $35 million), (3) facilities exit costs (approximately $30 million), and (4) other reorganizational costs including IT and consulting costs (approximately $20 million).

Fiscal 2009 Restructuring

During the nine months ended December 31, 2009, we incurred $14 million of restructuring charges, primarily for facilities-related expenses. During the nine months ended December 31, 2008, we incurred approximately $13 million of charges in connection with our fiscal 2009 restructuring, of which $10 million was for employee-related expenses. After December 31, 2009, we anticipate incurring less than $1 million of additional restructuring charges under this plan.

Fiscal 2008 Reorganization

During the nine months ended December 31, 2009, we incurred $10 million of restructuring charges, primarily related to other expenses, including contracted services costs to assist in the reorganization of our business support functions. During the nine months ended December 31, 2008, we incurred approximately $25 million of reorganization charges, of which $16 million was related to facilities-related expenses and $9 million related to other expenses, including contracted services costs to assist in the reorganization of our business support functions. We do not expect to incur any additional charges under this plan.

Losses on Strategic Investments

Losses on strategic investments for the three and nine months ended December 31, 2009 and 2008 were as follows (in millions):

	December 31, 2009	% of Net Revenue	December 31, 2008	% of Net Revenue	$ Change	% Change
Three months ended	$(1)	—	$(27)	(2%)	$26	96%
Nine months ended	$(25)	(1%)	$(67)	(2%)	$42	63%

During the three months ended December 31, 2009, losses on strategic investments decreased by $26 million, or 96 percent, as compared to the three months ended December 31, 2008. We recognized $1 million and $27 million impairment charges on our investment in The9 during the three months ended December 31, 2009 and 2008, respectively.

During the nine months ended December 31, 2009, losses on strategic investments decreased by $42 million, or 63 percent, as compared to the nine months ended December 31, 2008. We recognized a $25 million impairment charge on our investment in The9 during the nine months ended December 31, 2009. During the nine months ended December 31, 2008, we recognized (1) $40 million of impairment charges on our investments in Neowiz’s common and preferred shares and (2) a $27 million impairment charge on our investment in The9.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three and nine months ended December 31, 2009 and 2008 were as follows (in millions):

	December 31, 2009	% of Net Revenue	December 31, 2008	% of Net Revenue	$ Change	% Change
Three months ended	$(2)	—	$14	1%	$(16)	(114%)
Nine months ended	$8	—	$36	1%	$(28)	(78%)

During the three and nine months ended December 31, 2009, interest and other income, net, decreased by $16 million, or 114 percent, and $28 million, or 78 percent, respectively, as compared to the three and nine months ended December 31, 2008, primarily due to a decrease in interest income as a result of lower cash and cash equivalents and short-term investment balances.

Income Taxes

Income tax expense (benefit) for the three and nine months ended December 31, 2009 and 2008 were as follows (in millions):

	December 31, 2009	Effective Tax Rate	December 31, 2008	Effective Tax Rate	% Change
Three months ended	$(28)	(24.9%)	$324	N/A	(109%)
Nine months ended	$(79)	(10.0%)	$250	N/A	(132%)

The tax benefit reported for the three and nine months ended December 31, 2009 is based on our projected annual effective tax rate for fiscal 2010, and also includes certain discrete tax charges recorded during the period. Our effective tax rates for the three and nine months ended December 31, 2009 were tax benefits of 24.9 percent and 10.0 percent, respectively. The effective tax rates for the three and nine months ended December 31, 2008 are not meaningful due to the discrete tax charge of $244 million to establish the deferred tax valuation allowance. The effective tax rates for the three and nine months ended December 31, 2009 differ from the statutory rate of 35.0 percent primarily due to U.S. losses for which no benefit is recognized, non-U.S. losses with a reduced or zero tax benefit, partially offset by benefits related to the resolution of examinations by taxing authorities and reductions in the valuation allowance on U.S. deferred tax assets. The effective tax rates for the three and nine months ended December 31, 2009 differ from the same periods in fiscal year 2009 primarily due to the discrete tax charge to establish the valuation allowance in fiscal year 2009, tax charges incurred in fiscal year 2009 related to our integration of VG Holding Corp., and tax benefits related to the resolution of tax examinations.

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

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of December 31, 2009	As of March 31, 2009	Decrease
Cash and cash equivalents	$1,114	$1,621	$(507)
Short-term investments	352	534	(182)
Marketable equity securities	318	365	(47)

Total	$1,784	$2,520	$(736)

Percentage of total assets	36%	54%

	Nine Months Ended December 31,		Increase / (Decrease)
(In millions)	2009	2008
Cash used in operating activities	$(101)	$(203)	$102
Cash provided by (used in) investing activities	(471)	3	(474)
Cash provided by financing activities	38	77	(39)
Effect of foreign exchange on cash and cash equivalents	27	(51)	78

Net decrease in cash and cash equivalents	$(507)	$(174)	$(333)

Changes in Cash Flow

During the nine months ended December 31, 2009, we used $101 million of cash in operating activities as compared to using $203 million of cash for the nine months ended December 31, 2008. The decrease in cash used in operating activities for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008 was primarily due to decreases in personnel-related costs and external development and contracted services as part of our cost reduction initiatives, as well as a reduction in incentive-based compensation payments.

For the nine months ended December 31, 2009, we generated $657 million of cash proceeds from maturities and sales of short-term investments. Our primary use of cash in non-operating activities consisted of (1) $477 million used to purchase short-term investments, (2) $283 million in capital expenditures, of which $233 million was used to purchase our Redwood Shores headquarters facilities, (3) $278 million used for acquisitions, of which $275 million, net of cash acquired, was used to fund our acquisition of Playfish, and (4) a $100 million increase in acquisition-related restricted cash for contingent consideration in connection with our acquisition of Playfish.

Short-term Investments and Marketable Equity Securities

Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2009, our short-term investments had gross unrealized gains of $2 million, or 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

The fair value of our marketable equity securities decreased to $318 million as of December 31, 2009 from $365 million as of March 31, 2009. This decrease was primarily due to (1) impairment charges of $25 million recognized on our investment in The9, (2) an $11 million decrease in the unrealized gains on our investments, and (3) an $11 million decrease in the cost basis of our investment in The9 resulting from the sale of a portion of this investment.

Receivables, Net

Our gross accounts receivable balances were $762 million and $333 million as of December 31, 2009 and March 31, 2009, respectively. The increase in our accounts receivable balance was primarily due to higher sales volumes in the third quarter of fiscal year 2010 as compared to the fourth quarter of fiscal year 2009, which was expected as we traditionally have higher sales during our third quarter as compared to our fourth quarter. We expect our accounts receivable balance to decrease during the three months ending March 31, 2010 resulting from our collections and our lower seasonal sales volume. Reserves for sales returns, pricing allowances and doubtful accounts increased in absolute dollars from $217 million as of March 31, 2009 to $267 million as of December 31, 2009. As a percentage of trailing nine month net revenue, reserves increased from 6 percent as of March 31, 2009, to 10 percent as of December 31, 2009. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.

Inventories

Inventories decreased to $144 million as of December 31, 2009 from $217 million as of March 31, 2009, primarily as a result of lower Rock Band inventory.

Other Current Assets and Other Assets

Other current assets increased to $264 million as of December 31, 2009, from $216 million as of March 31, 2009, while other assets increased to $221 million as of December 31, 2009 from $115 million as of March 31, 2009. Other current assets and other assets combined, increased by $154 million primarily due to (1) a $100 million increase in acquisition-related restricted cash for contingent consideration in connection with our acquisition of Playfish, (2) a $25 million increase in prepaid income taxes, and (3) a $21 million increase in other receivable balances.

Accounts Payable

Accounts payable increased to $186 million as of December 31, 2009, from $152 million as of March 31, 2009, primarily due to higher inventory purchases in conjunction with the seasonality of our business.

Accrued and Other Current Liabilities

Our accrued and other current liabilities increased to $790 million as of December 31, 2009 from $723 million as of March 31, 2009. The $67 million increase was primarily due to (1) a $56 million increase in marketing and advertising accruals to support our current year releases, (2) a $20 million increase in Value-Added Tax payables, and (3) an $18 million increase in accrued restructuring primarily from our fiscal 2010 restructuring. These increases were partially offset by a $24 million decrease in accrued royalties.

Other Liabilities

Our other liabilities increased to $139 million as of December 31, 2009 from $98 million as of March 31, 2009. The $41 million increase was primarily due to the $64 million of contingent consideration in connection with our acquisition of Playfish. This increase was partially offset by a $25 million decrease in our minimum guaranteed royalty payments.

Deferred Income Taxes, Net

Our net deferred income tax asset position increased by $48 million as of December 31, 2009 as compared to March 31, 2009, primarily due to (1) a $22 million increase related to the acquisition of Playfish, (2) a $42 million increase as a result of a decrease in the valuation allowance on domestic deferred tax assets, and (3) a decrease of $21 million to net certain deferred tax assets with directly associated unrecognized benefits.

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

As of December 31, 2009, approximately $966 million of our cash, cash equivalents, short-term investments and marketable equity securities was domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

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

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties including, but not limited to, those related to customer demand and acceptance of our products, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, the impact of acquisitions and other strategic transactions in which we may engage, the impact of competition, economic conditions in the United States and abroad, the seasonal and cyclical nature of our business and operating results, risks of product returns and the other risks described in the “Risk Factors” section, included in Part II, Item 1A of this report.

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

In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, and FAPL (Football Association Premier League Limited) (professional soccer); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter); Red Bear Inc. (John Madden); National Football League Properties and PLAYERS Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); ESPN (content in EA SPORTS games); Hasbro, Inc. (a wide array of Hasbro intellectual properties); and the Estate of Robert Ludlum (Robert Ludlum novels and films). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements, and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations and commercial commitments as of December 31, 2009, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations				Commercial Commitments
Fiscal Year Ending March 31,	Leases (a)	Developer/ Licensor Commitments (b)	Marketing	Other Purchase Obligations	Letter of Credit, Bank and Other Guarantees	Total
2010 (remaining three months)	$13	$20	$16	$—	$2	$51
2011	45	275	71	1	—	392
2012	34	245	46	—	—	325
2013	28	147	41	—	—	216
2014	20	12	23	—	—	55
Thereafter	38	620	131	—	—	789

Total	$178	$1,319	$328	$1	$2	$1,828

(a)

See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information. Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $10 million due in the future under non-cancelable sub-leases.

(b)

Developer/licensor commitments include $14 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheet as of December 31, 2009 because payment is not contingent upon performance by the developer or licensor.

The amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements.

In addition to what is included in the table above, as of December 31, 2009, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $312 million, of which approximately $31 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

In connection with our acquisition of Playfish on November 9, 2009, we may be required to pay additional variable cash consideration that is contingent upon the achievement of certain performance milestones through December 31, 2011. The additional consideration is limited to a maximum of $100 million.

OFF-BALANCE SHEET COMMITMENTS

Lease Commitments

As of December 31, 2009, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

Foreign Currency Exchange Rate Risk

Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into net revenue or research and development expenses, as appropriate in the period when the forecasted transaction is recorded. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in each period in interest and other income, net, in our Condensed Consolidated Statements of Operations. Our hedging programs are designed to reduce, but do not entirely eliminate the impact of currency exchange rate movements in net revenue and research and development expenses. As of December 31, 2009, we had foreign currency option contracts to purchase approximately $21 million in foreign currency and to sell approximately $37 million of foreign currencies. As of December 31, 2009, these foreign currency option contracts outstanding had a total fair value of $2 million, included in other current assets. As of March 31, 2009, we had foreign currency option contracts to purchase approximately $19 million in foreign currency and to sell approximately $65 million of foreign currencies. As of March 31, 2009, these foreign currency option contracts outstanding had a total fair value of $2 million, included in other current assets.

Balance Sheet Hedging Activities. We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated assets and liabilities, primarily intercompany receivables and payables. The forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or other current liabilities in our Condensed Consolidated Balance Sheets, and gains and losses from changes in fair value are reported in interest and other income, net. The gains and losses on these forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated assets and liabilities, which are also reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign-currency-denominated asset or liability, in which case our results will be impacted. As of December 31, 2009, we had foreign currency forward contracts to purchase and sell approximately $529 million in foreign currencies. Of this amount, $390 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $131 million to purchase foreign currency in exchange for U.S. dollars and $8 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2009, we had foreign currency forward contracts to purchase and sell approximately $63 million in foreign currencies. Of this amount, $53 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $7 million to purchase foreign currencies in exchange for U.S. dollars and $3 million to sell foreign currencies in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was immaterial as of December 31, 2009 and March 31, 2009.

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

Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2009, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential declines in the fair value of our foreign currency option contracts used in cash flow hedging of $1 million and $2 million, respectively. A hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $52 million and $78 million, respectively, as of December 31, 2009. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

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

As of December 31, 2009 and March 31, 2009, our short-term investments were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of December 31, 2009 and March 31, 2009 (in millions):

	As of December 31, 2009	As of March 31, 2009
Corporate bonds	$193	$131
U.S. agency securities	86	109
U.S. Treasury securities	71	200
Commercial paper	1	79
Asset-backed securities	1	15

Total short-term investments	$352	$534

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of December 31, 2009, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 31, 2009	Valuation of Securities Given an Interest Rate Increase of X Basis Points
(In millions)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$196	$195	$194	$193	$191	$189	$188
U.S. agency securities	88	87	86	86	86	85	85
U.S. Treasury securities	73	73	72	71	71	71	70
Commercial paper	1	1	1	1	1	1	1
Asset-backed securities	1	1	1	1	1	1	1

Total short-term investments	$359	$357	$354	$352	$350	$347	$345

Market Price Risk

The value of our marketable equity securities in publicly traded companies is subject to market price volatility and foreign currency risk for investments denominated in foreign currencies. As of December 31, 2009 and March 31, 2009, our marketable equity securities were classified as available-for-sale and, consequently, were recorded in our Condensed Consolidated Balance Sheets at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $318 million and $365 million as of December 31, 2009 and March 31, 2009, respectively. In the three and nine months ended December 31, 2009, we recognized other-than-temporary impairment losses on our marketable equity securities of $1 million and $25 million, respectively. In the three and nine months ended December 31, 2008, we recognized other-than-temporary impairment losses on our marketable equity securities of $27 million and $57 million, respectively.

Our marketable equity securities have been and may continue to be adversely impacted by volatility in the public stock markets. At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of December 31, 2009, arising from changes in market prices plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given an X Percentage Decrease in Each Stock’s Market Price			Fair Value as of December 31, 2009	Valuation of Securities Given an X Percentage Increase in Each Stock’s Market Price
(In millions)	(75%)	(50%)	(25%)		25%	50%	75%
Marketable equity securities	$80	$159	$239	$318	$398	$477	$557

Item 4.	Controls and Procedures

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended December 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

As a result of the national and global economic downturn, overall consumer spending has declined and retailers globally have taken a more conservative stance in ordering game inventory. The decrease in discretionary consumer spending contributed to the decline in the anticipated demand for our products during the 2008 holiday selling season. Continued economic distress, which may result in a further decrease in demand for our products, particularly during key product launch windows, could have a material adverse impact on our operating results and financial condition. Uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, increase costs associated with developing and publishing our products, increase the cost and decrease the availability of sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse impact on our financial condition and operating results. In addition, the decline in our market capitalization and our expected financial performance indicated that a potential impairment of goodwill existed during fiscal year 2009. As a result, we performed goodwill impairment tests for our reporting units. Based on the results of our goodwill impairment analysis, we determined that our EA Mobile reporting unit’s goodwill was impaired. During the fiscal year ended March 31, 2009, we recorded a goodwill impairment charge of $368 million related to our EA Mobile reporting unit. For the nine months ended December 31, 2009, there were no events or circumstances that indicated an impairment of our goodwill. If we experience further deterioration in our market capitalization or our financial performance, we could be required to recognize significant impairment charges in future periods.

Our international net revenue is subject to currency fluctuations.

For the nine months ended December 31, 2009, Europe and Asia net revenue comprised 43 percent of our total net revenue. We expect our Europe and Asia sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency forward contracts to mitigate some foreign currency risk associated with foreign currency denominated assets and liabilities (primarily certain intercompany receivables and payables) to a limited extent and foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. The disruption in the global financial markets has also impacted many of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling and Canadian dollar.

Volatility in the capital markets may adversely impact the value of our investments and could cause us to recognize significant impairment charges in our operating results.

Our portfolio of short-term investments and marketable equity securities is subject to volatility in the capital markets and to national and international economic conditions. In particular, our international investments can be subject to fluctuations in foreign currency and our short-term investments are susceptible to changes in short-term interest rates. These investments are also impacted by declines in value attributable to the credit-worthiness of the issuer. From time to time, we may liquidate some or all of our short-term investments or marketable equity securities to fund operational needs or other activities, such as capital expenditures, strategic investments or business acquisitions, or for other purposes. If we were to liquidate these short-term investments at a time when they were worth less than what we had originally purchased them for, or if the obligor were unable to pay the full amount at maturity, we could incur a significant loss. Similarly, we hold marketable equity securities, which have been and may continue to be adversely impacted by price and trading volume volatility in the public stock markets. We could be required to recognize impairment charges on the securities held by us and/or we may realize losses on the sale of these securities, all of which could have an adverse effect on our financial condition and results of operations.

The majority of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.

During the nine months ended December 31, 2009, approximately 79 percent of our United States sales were made to our top ten customers. In Europe, our top ten customers accounted for approximately 49 percent of our sales in that territory during the nine months ended December 31, 2009. Worldwide, we had direct sales to two customers, GameStop Corp. and Wal-Mart Stores Inc., which represented approximately 15 percent and 13 percent, respectively, of total net revenue for the nine months ended December 31, 2009. As a result of the economic downturn, retailers globally have taken a more conservative stance in ordering game inventory. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

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

Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from major sports leagues and players’ associations. Similarly, many of our other hit franchises, such as Harry Potter, are based on key film and literary licenses. In addition, some of our most successful products in fiscal years 2009 and 2010, the Rock Band and Left 4 Dead series were not developed by us, but for which we had acquired distribution rights. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our revenues, profitability and cash flows will decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to licensors and developers, which could significantly increase our costs and reduce our profitability.

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

Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Due to recent economic events, the frequency of accounting policy changes may accelerate. Policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. Through fiscal year 2007, for accounting purposes, VSOE existed for the online service related to our online-enabled packaged software products. Accordingly, we allocated the revenue collected from the sale of the software product between the online service offered and the software product and recognized the amounts allocated to each element separately. However, starting in fiscal year 2008, VSOE did not exist for the online service and we began to recognize all of the revenue from bundle sales on a deferred basis over an estimated online service period, which we estimate to be six months beginning in the month after shipment. We expect that a more significant portion of our games will be online-enabled in the future and we could be required to recognize the related revenue over an extended period of time rather than at the time of sale. In addition, our adoption of FASB ASC 805, Business Combinations will have a material impact on our Condensed Consolidated Financial Statements for material acquisitions consummated after March 28, 2009. Similarly, changes in accounting standards relating to stock-based compensation require us to recognize significantly greater expense than we had been recognizing prior to the adoption of the new standard. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue and taxes, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

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

The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Title

10.1	Third amendment to lease, dated December 24, 2009, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts – Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (*)

101.SCH	XBRL Taxonomy Extension Schema Document. (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (*)

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC. (Registrant)

DATED:	/s/ Eric F. Brown
February 9, 2010	Eric F. Brown Executive Vice President, Chief Financial Officer

ELECTRONIC ARTS INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2009

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE

10.1	Third amendment to lease, dated December 24, 2009, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts – Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (*)

101.SCH	XBRL Taxonomy Extension Schema Document. (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (*)

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.