Form 10-Q/A
period 2009-09-30
ELECTRONIC ARTS INC.
filed 2010-04-30
CIK 712515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of April 20, 2010, there were 327,831,870 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.

FORM 10-Q/A

FOR THE PERIOD ENDED SEPTEMBER 30, 2009

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends our quarterly report on Form 10-Q for the period ended September 30, 2009 (“Form 10-Q”) as filed with the Securities and Exchange Commission on November 10, 2009. No revisions are being made to the Company’s financial statements and except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-Q and no other changes are being made to any other disclosure contained in the Form 10-Q.

This Amendment is an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibits 10.1 through 10.6 originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibits 10.1, 10.3 and 10.6. Except for the changes to Exhibits 10.1, 10.3 and 10.6, this Amendment does not otherwise update any exhibits as originally filed. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Item 6.	Exhibits

The following exhibits (other than exhibits 32.1 and 32.2, which are furnished with this report) are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Title
2.1	Agreement for the Sale and Purchase of Playfish Limited, dated as of November 9, 2009. (1)

10.1	Global PlayStation®3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc. (*)

10.2	First Amended North American Territory Rider to the Global PlayStation®3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc. (*)(+)

10.3	Global PlayStation®3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited. (*)

10.4	Sony Computer Entertainment Europe Limited Regional Rider to the Global PlayStation®3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited. (*)(+)

10.5	Confidential License Agreement for the Wii Console (Western Hemisphere), dated November 19, 2006, by and among Electronic Arts Inc., EA International (Studio and Publishing) Limited, and Nintendo of America Inc. (*)(+)

10.6	Xbox2 Publisher License Agreement, dated May 15, 2005, by and among Electronic Arts Inc., Electronic Arts C.V. and Microsoft Licensing, GP. (*)

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm. (+)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (+)

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (+)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (**)(+)

101.SCH	XBRL Taxonomy Extension Schema Document. (**)(+)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (**)(+)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (**)(+)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (**)(+)

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)

*	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+	Previously filed or furnished as an exhibit with the Registrant’s Quarterly Report on Form 10-Q, filed November 10, 2009.
(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K, filed November 9, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC. (Registrant)

/s/ ERIC F. BROWN
DATED: April 30, 2010	Eric F. Brown
Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.

FORM 10-Q/A

FOR THE PERIOD ENDED SEPTEMBER 30, 2009

EXHIBIT INDEX

EXHIBIT NUMBER	TITLE
2.1	Agreement for the Sale and Purchase of Playfish Limited, dated as of November 9, 2009. (1)

10.1	Global PlayStation®3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc. (*)

10.2	First Amended North American Territory Rider to the Global PlayStation®3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc. (*)(+)

10.3	Global PlayStation®3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited. (*)

10.4	Sony Computer Entertainment Europe Limited Regional Rider to the Global PlayStation®3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited. (*)(+)

10.5	Confidential License Agreement for the Wii Console (Western Hemisphere), dated November 19, 2006, by and among Electronic Arts Inc., EA International (Studio and Publishing) Limited, and Nintendo of America Inc. (*)(+)

10.6	Xbox2 Publisher License Agreement, dated May 15, 2005, by and among Electronic Arts Inc., Electronic Arts C.V. and Microsoft Licensing, GP. (*)

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm. (+)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (+)

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (+)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (**)(+)

101.SCH	XBRL Taxonomy Extension Schema Document. (**)(+)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (**)(+)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (**)(+)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (**)(+)

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)

*	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+	Previously filed or furnished as an exhibit with the Registrant’s Quarterly Report on Form 10-Q, filed November 10, 2009.
(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K, filed November 9, 2009.