Form 10-K
period 2010-03-31
ELECTRONIC ARTS INC.
filed 2010-05-28
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑

The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of October 2, 2009, the last business day of our second fiscal quarter, was $5,931,009,000.

As of May 21, 2010 there were 329,676,985 shares of the registrant’s common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ELECTRONIC ARTS INC.

2010 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this Report are forward looking. Examples of forward-looking statements include statements related to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie the forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially from those in the forward-looking statements. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors,” beginning on page 15.

PART I

Item 1:	Business

We develop, market, publish and distribute video game software and content that can be played by consumers on a variety of platforms, including:

•	Video game consoles such as the PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™,

•	Personal computers, including the Macintosh (we refer to personal computers and the Macintosh together as “PCs”),

•	Handheld game players such as the PlayStation® Portable (“PSP™”) and Nintendo DS™, and

•	Mobile devices, such as cellular phones and smart phones, including the Apple iPhone™.

Our ability to publish games across multiple platforms has been, and will continue to be, a cornerstone of our product strategy. Historically, there have been multiple video game consoles and handheld game players available to consumers, and there has been vigorous competition among these platforms for consumer acceptance. In fiscal year 2010, the platforms for which we produced the most software products were:

Platform	Number of titles developed and published by EA in fiscal year 2010
Mobile	48
Xbox 360	22
PLAYSTATION 3	21
Wii	19
PC	16
Nintendo DS	16
PSP	10
PlayStation 2	6

Our products for videogame consoles, PCs and handhelds are delivered on physical media (disks and cartridges) that are sold at retailers (we call these “packaged goods” products). We also deliver game content and services online, directly to consumers, for the platforms listed above. Some online delivered content and services are add-ons or are related to our packaged goods products (e.g., add-on content or matchmaking services); while other games, content and services that we offer, such as games for mobile devices, and Internet-only games, are available only through online delivery. We believe that online delivery of game content and services will become an increasingly important part of our business over time.

Our games span a diverse range of categories, including action-adventure, casual, sports, family, fantasy, racing, music, massively-multiplayer online role-playing, simulation and strategy. We have created, licensed and acquired a strong portfolio of intellectual property, which we market and sell to a variety of consumers. Our portfolio of wholly-owned properties includes established brands such as Need for Speed™, The Sims™, Spore™, Dead Space™, Mass Effect™ and Battlefield™, and newly launched properties in fiscal year 2010 such as EA SPORTS Active™, Dragon Age™: Origins, and Dante’s Inferno™. Our portfolio of games based on licensed intellectual property includes sports-based titles such as Madden NFL Football, FIFA Soccer and Tiger Woods PGA Tour®, and titles based on popular brands such as Harry Potter™ and Hasbro. Through our EA Partners business, we also co-develop, co-publish and/or distribute video games that are developed and published by other companies, including the MTV Games/Harmonix series Rock Band™ and the Crytek series Crysis®.

Another cornerstone of our strategy is to publish products that can be iterated, or sequeled. For example, a new edition for most of our sports products, such as Madden NFL Football, is released each year. Other products, such as The Sims and Battlefield are sequeled on a less-frequent basis. We refer to these successful, iterated product families as “franchises.” We also make add-on content available for purchase online or through expansion packs sold at retail for many of our products.

We develop our games using both internal and external resources. For the fiscal years ended March 31, 2010, 2009 and 2008, research and development expenses were $1,229 million, $1,359 million and $1,145 million, respectively. We operate development studios (which develop products and perform other related functions) worldwide: BioWare (Canada and United States), Bright Light (United Kingdom), Criterion (United Kingdom), DICE (Sweden), EA Canada, EA Los Angeles (United States), EA Montreal (Canada), EA Romania, Maxis (United States), Playfish (United States, United Kingdom, China and Norway), EA Salt Lake City (United States), EA Seoul Studio (Korea), EA Singapore, EA Mythic (United States), Pogo (United States and China), The Sims Studio (United States), EA Tiburon (United States), and Visceral (United States). We have quality assurance functions located in the United States, Canada, the United Kingdom, Sweden, Germany, Romania, China, India, Korea, and Singapore and localization functions located in Germany, Spain and Japan. We also engage third parties to assist with the development of our games at their own development and production studios.

Our global sales network allows us to market, publish and distribute games in over 35 countries throughout the world. We generate a significant portion of our net revenue from direct sales of packaged goods products to retailers and in some of our smaller international territories, we work with third parties to distribute our packaged goods products. Many of our games, and other online content, are also available to consumers via proprietary networks, such as the Xbox LIVE® Marketplace on the Xbox 360 console and the PlayStation Network on the PLAYSTATION 3 and PSP consoles, or via the Internet, including our own online stores. We also market and distribute games and other content for mobile devices through mobile carriers and proprietary online stores that provide applications for specific devices (i.e., mobile application storefronts such as the Apple App Store, which provides applications for the Apple iPhone and iPod Touch, or Google’s Android Market for Android compatible phones).

Our North America net revenue, which was primarily generated in the United States, decreased by 16 percent to $2,025 million, or 55 percent of total net revenue in fiscal year 2010, as compared to $2,412 million, or 57 percent of total net revenue in fiscal year 2009 and as compared to $1,942 million, or 53 percent of total net revenue in fiscal year 2008. Internationally, we conduct business through our international headquarters in Switzerland and have wholly-owned subsidiaries throughout the world, including offices in Europe, Australia, Asia and Latin America. International net revenue (i.e., net revenue derived from countries other than Canada and the United States) decreased by 10 percent to $1,629 million, or 45 percent of total net revenue in fiscal year 2010, as compared to $1,800 million, or 43 percent of total net revenue in fiscal year 2009 and as compared to $1,723 million, or 47 percent of total net revenue in fiscal year 2008.

The amounts of net revenue and long-lived assets attributable to each of our geographic regions for each of the last three fiscal years are set forth in Note 17 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

In fiscal years 2010 and 2009, no titles accounted for 10 percent or more of our total net revenue. In fiscal year 2008, sales of Rock Band, distributed for three platforms, represented approximately 10 percent of our total net revenue.

We were initially incorporated in California in 1982. In September 1991, we reincorporated under the laws of Delaware. Our principal executive offices are located at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.

Significant Business Developments in Fiscal 2010

Acquisition of Playfish Limited

On November 9, 2009, we acquired all of the outstanding shares of Playfish Limited (“Playfish™”) for an aggregate purchase price of approximately $308 million in cash and equity. In addition, we may be required to pay additional variable cash consideration that is contingent upon the achievement of certain performance milestones through December 31, 2011. This additional consideration is limited to a maximum of $100 million. Playfish is a developer of free-to-play social games that can be played on social networking platforms and generates revenue through sales of digital content and Internet-based advertising.

Fiscal 2010 Restructuring Plan

In fiscal year 2010, we announced details of a restructuring plan to narrow our product portfolio to provide greater focus on titles with higher margin opportunities. Under this plan, we reduced our workforce by approximately 1,200 employees and have been (1) consolidating or closing various facilities, (2) eliminating certain titles, and (3) incurring IT and other costs to assist in reorganizing certain activities. The majority of these actions were completed by March 31, 2010.

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

Options eligible for the Exchange Program were those options granted prior to October 21, 2008, that had an exercise price per share greater than $28.18, which was the 52-week high trading price of our common stock measured as of the start date of the Exchange Program, as reported on the NASDAQ Global Select Market.

The Exchange Program resulted in options to purchase approximately 16,561,000 shares of our common stock being exchanged for restricted stock units to acquire approximately 4,996,000 shares, approximately 923,000 shares of restricted stock awards and new options to purchase approximately 18,000 shares.

Redwood Shores Headquarters Facilities Purchase

On July 13, 2009, we purchased our Redwood Shores headquarters facilities concurrent with the expiration and extinguishment of the lessor’s financing agreements. These facilities were subject to lease obligations to non-affiliated parties, which expired in July 2009, and had previously been accounted for as operating leases. The total amount paid under the terms of the leases was $247 million, of which $233 million related to the purchase price of the facilities and $14 million was for the loss on our lease obligation. Subsequent to our purchase, we classified the facilities on our Consolidated Balance Sheet as property and equipment, net and depreciate the facilities acquired, excluding the land, on a straight-line basis over the estimated useful lives.

Our Operating Structure

We are organized into three Labels (EA Games, EA SPORTS and EA Play), our EA Interactive organization (EA Mobile, Pogo and Playfish) and our Global Publishing Organization. Each Label and EA Interactive operates globally with dedicated game development and marketing teams. Global Publishing operates in three regions — North America, Europe and Asia — and is responsible for a number of business functions such as: strategic planning, field marketing, sales, distribution, operations, product certification, quality assurance, motion capture, art outsourcing and localization within the local markets in which we operate.

EA Games Label

The EA Games Label is home to the largest number of our studios and development teams, which together create an expansive and diverse portfolio of games marketed under the EA brand in categories such as action-adventure, role playing, racing and first-person shooter games. The EA Games portfolio is comprised primarily of wholly-owned properties and includes several established franchises such as Need for Speed, Battlefield, Mass Effect and Dead Space. In addition, EA Games has recently launched new franchises including Dante’s Inferno and Dragon Age, and has additional titles in development. In addition to traditional packaged goods games, EA Games also develops massively-multiplayer online role-playing games which are persistent state virtual worlds where thousands of other players can interact with one another (“MMOs”). Examples of MMOs include Warhammer® Online: Age of Reckoning® and Star Wars™: The Old Republic™, which is in development at our BioWare Austin Studio, in collaboration with LucasArts. EA Games titles are developed primarily at the following EA studios: BioWare (Edmonton, Canada, Austin, Texas, and Montreal, Canada), Criterion (Guildford, England), DICE (Stockholm, Sweden), EA Los Angeles, EA Montreal, Visceral (Redwood City, California), EA Mythic (Fairfax, Virginia), and EA Canada (Burnaby, Canada).

EA Games also includes the EA Partners group, which contracts with external game developers and third party companies, to provide these partners with a variety of services including development assistance, publishing, and distribution of their games.

EA SPORTS Label

The EA SPORTS Label brings together a collection of sports-based video games marketed under the EA SPORTS brand. EA SPORTS games range from simulated sports titles with realistic graphics based on real-world sports leagues, players, events and venues to more casual games with arcade-style gameplay and graphics. We seek to release new iterations of many of our EA SPORTS titles annually in connection with the commencement of a sports league’s season or a major sporting event when appropriate. Our EA SPORTS franchises include FIFA Soccer, Madden NFL Football, Fight Night, NBA Live, NCAA Football, Tiger Woods PGA Tour, and NHL Hockey. EA SPORTS games are developed primarily at our EA Canada and our EA Tiburon studio located in Orlando, Florida.

EA Play Label

The EA Play Label is focused on creating compelling games for a mass audience of core and non-core gamers alike. EA Play games are intended to be easily accessible for people of all ages, and to inspire fun and creativity. Many EA Play games only require a minimal time commitment to learn, play and enjoy. EA Play Label products include (1) wholly-owned franchises such as The Sims, MySims, and Spore and (2) games published under licenses such as Harry Potter under license from Warner Bros., and video games based on Hasbro board games and toys. We have a long-term strategic agreement with Hasbro, which provides us with the exclusive worldwide rights to create digital games for all major platforms based on most of Hasbro’s toy and game intellectual properties, including LITTLEST PET SHOP™, MONOPOLY™, SCRABBLE™ (United States and Canada

only), TRIVIAL PURSUIT™, NERF™, and RISK™ (excluding Italy). A number of products under this agreement have been released in fiscal years 2009 and 2010 and we plan to release additional products based on Hasbro toy and game brands in fiscal year 2011. Our EA Play Label oversees internal studios and development teams located in California, United States, Utah, United States, Montreal, Canada and Guildford, England, and works with third party developers.

EA Interactive

EA Interactive reports into our Global Publishing Organization and is focused wholly on interactive games for play on the Internet and mobile devices. EA Interactive is comprised of EA Mobile, Pogo and Playfish.

•

EA Mobile. Through EA Mobile, we are a leading global publisher of games for mobile devices. Our customers purchase and download our games through a mobile carrier’s branded e-commerce service and mobile application storefronts accessed directly from their mobile devices. EA Mobile develops games for mobile devices internally at studios located in Canada, Romania, Australia, India, and Korea. We also contract with third parties located in the United States, United Kingdom, Singapore, and China to develop games that will be produced by EA Mobile. Our focus is on producing high-quality, branded titles — ranging from core to casual — with variations of the same game for compatibility across the multitude of geographies, carriers, and mobile devices, including the Apple iPhone and iPad.

•

Pogo. Through our Pogo online service, we offer casual games such as card, puzzle and word games. We had approximately 1.6 million paying Club Pogo subscribers as of March 31, 2010. In addition to paid subscriptions, Pogo also generates revenue through Internet-based advertising and sales of digital content.

•

Playfish. Through Playfish we offer free-to-play social games including Restaurant City, Pet Society, Country Story, and Gangster City, that can be played on social networking platforms such as Facebook, MySpace, Google, Bebo, iPhone, and Android. As of March 31, 2010, we had approximately 46 million monthly active players across Playfish’s 11 titles. Playfish generates revenue through sales of digital content and Internet-based advertising.

Global Publishing Organization

Global Publishing is responsible for the distribution, sales and marketing of our products (including strategic planning, operations, and manufacturing functions), and for centralized development and global online services in support of our Labels (such as product certification, quality assurance, motion capture, art outsourcing and localization within the local markets in which we operate).

Distribution, Sales and Marketing.    Our global sales network allows us to market, publish and distribute games for all Labels throughout the world. Our North America publishing organization is headquartered in Redwood City, California. We have local offices in several states including Arkansas, Minnesota and Texas, among others. We also have a distribution center in Kentucky. Our international publishing operations are headquartered in Geneva, Switzerland, with offices throughout Europe, Australia, Asia and Latin America. We also use third party providers in Europe including Germany, Switzerland, and the United Kingdom, for our warehousing needs. Marketing activities primarily focus on television and online advertising, print advertising, retail merchandising, website development, event sponsorship, and trade shows.

Central Development and Global Online Services.    Our Central Development Services group provides development services to our Labels, such as product localization, quality assurance and certification, motion capture, art outsourcing and media mastering. By grouping these services together within a single, centralized organization, we expect to continue to achieve efficiencies, while improving the overall quality of our games by providing more sophisticated and robust services than any of our Labels could sustain on its own. Key components of Central Development Services’ strategy are outsourcing to third parties and moving work offshore to lower-cost markets. Our Global Online Services group builds online development that enables our Labels to sell games and services directly to our customers.

Competition

We compete with other video game companies for the leisure time and discretionary spending of consumers, as well as with other providers of different forms of entertainment, such as motion pictures, television, social networking, online casual entertainment and music. Our competitors vary in size from very small companies with limited resources to very large, diversified corporations with global operations and greater financial resources than ours.

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

Competition in Sales of Packaged Goods

The packaged goods video game business is characterized by the frequent launch of new games, which may be sequels of popular game franchises, or newly introduced game concepts. There is also rapid technological innovation in the packaged goods game business as competing companies continually improve their use of the powerful platforms on which games are designed to run, and extend the game experience through additional content and online services (such as matchmaking and multiplayer functionality). Competition is also based on product quality and features, timing of product releases, brand-name recognition, availability and quality of in-game content, access to distribution channels, effectiveness of marketing and price.

For sales of packaged goods, we compete directly with Sony, Microsoft and Nintendo, each of which develop and publish software for their respective console platforms. We also compete with numerous companies which, like us, develop and publish video games that operate on these consoles and on PCs and handheld game players. These competitors include Activision Blizzard, Atari, Capcom, Koei, Konami, LucasArts, Namco, Sega, Take-Two Interactive, THQ and Ubisoft. Diversified media companies such as Fox, Disney, Time Warner and Viacom are also expanding their software game publishing efforts.

We also see a change in retail sales patterns which decreases our ability to derive revenue from “catalog sales” (sales of games in the periods following the launch quarter). Currently, many console games experience sales cycles that are shorter than in the past. To mitigate this trend, we offer our consumers new direct-to-consumer services such as additional content to further enhance the gaming experience and extend the time that consumers play our games after their initial purchase.

Competition in Games for Mobile Devices

The mobile entertainment applications market segment, for which we develop and publish games for mobile devices, is characterized by frequent product introductions, rapidly emerging new mobile platforms, new technologies, and new mobile application storefronts. As the penetration of mobile devices that feature fully-functional browsers and additional gaming capabilities continues to deepen, the demand for applications continues to increase and as there are more mobile application storefronts through which developers can offer products, we expect new competitors to enter the market and existing competitors to allocate more resources to develop and market competing applications. As a result, we expect competition in the mobile entertainment market to intensify.

Current and potential competitors in the mobile entertainment applications market include major media companies, traditional video game publishing companies, mobile carriers, mobile software providers and other companies that specialize in mobile entertainment applications. We also compete with mobile content aggregators, who pool applications from multiple developers (and sometimes publishers) and offer them to carriers or through other sales channels. In addition, new and existing competitors are offering mobile entertainment applications on a free download, ad-supported basis. Currently, we consider our primary competitors in the mobile entertainment applications market to be Capcom Mobile, Gameloft, Glu Mobile, Namco, and PopCap.

Competition in Online Gaming Services

The online (i.e., Internet-based) games market is characterized by frequent product introductions, new and evolving business models and new platforms. As the proportion of households with a broadband connection continues to grow, we expect new competitors to enter the market and existing competitors to allocate more resources toward developing online games services. As a result, we expect competition in the online game services market to intensify.

Our current and potential competitors in the online games market include major media companies, traditional video game publishing companies, and companies that specialize in online games including social networking game companies. In the massively multiplayer online game business, our competitors include Activision Blizzard, Atari, NC Soft, and Sony. Competing providers of other kinds of online games include AOL, Big Fish, MSN, Nexon, Popcap, Real, Yahoo!, and Zynga and other providers of games on social networking platforms such as Facebook.

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

We develop products from wholly-owned intellectual properties we create within our own studios. We also acquire the rights to include proprietary intellectual property in our products through acquisitions. In addition, we obtain content and intellectual property through licenses and service agreements such as those with sports leagues and players’ associations, movie studios and performing talent, authors and literary publishers, music labels, music publishers and musicians. These agreements typically limit our use of the licensed rights in products for specific time periods. In addition, our products that play on game consoles, handhelds and mobile devices include technology that is owned by the console or mobile device manufacturer and licensed non-exclusively to us for use. We also license technology from providers other than console and mobile device manufacturers. While we may have renewal rights for some licenses, our business and the justification for the development of many of our products is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights on reasonable terms and at reasonable rates.

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

Under the agreements with each of Sony, Microsoft and Nintendo, we are provided with the non-exclusive right to use, for a fixed term and in a designated territory, technology that is owned by the console manufacturer in order to publish our games on such platform. Our transactions are made pursuant to individual purchase orders, which are accepted on a case-by case basis by Sony, Microsoft or Nintendo, as the case may be, and there are no minimum purchase requirements under the agreements. Many key commercial terms of our relationships with Sony, Microsoft and Nintendo — such as manufacturing terms, delivery times and approval conditions — are determined unilaterally, and, are subject to change, by the console manufacturers. We pay the console manufacturers a per unit royalty for each unit manufactured or for revenue from downloaded content.

As each platform license expires, if we intend to continue publishing games on such platform, we must enter into a new agreement or an amendment with the licensor to extend the term of the agreement. Certain agreements, such as the licenses with Sony for the PLAYSTATION 3 and with Microsoft for the Xbox 360, automatically renew for a specified period unless either party gives notice by the applicable date that it intends to terminate the agreement.

The platform license agreements also require us to indemnify the manufacturers with respect to all loss, liability and expense resulting from any claim against the manufacturer involving the development, marketing, sale, or use of our games, including any claims for copyright or trademark infringement brought against the manufacturer. Each platform license may be terminated by the manufacturer if a breach or default by us is not cured after we receive written notice from the manufacturer, or if we become insolvent.

Retailers

The console, handheld and PC games that we publish are made available to consumers as packaged goods (usually in Blu-ray Disc, CD, DVD, cartridge or Universal Media Disc format) that are typically sold at retailers (including online retailers, such as Amazon). In North America and Europe, our largest markets, we sell these packaged goods products primarily to retailers, including mass market retailers (such as Wal-Mart), electronics specialty stores (such as Best Buy) or game software specialty stores (such as GameStop). Many of our products and related content (such as booster packs, expansion packs and smaller pieces of game content) can also be purchased over the Internet through digital download or through mobile application storefronts accessed directly from videogame consoles or mobile devices.

We generated approximately 75 percent of our North America net revenue from direct sales to retailers in fiscal year 2010, with the remaining net revenue being generated through a limited number of specialized and regional distributors in markets where we believe direct sales would not be economical. We had direct sales to GameStop Corp. which represented approximately 16 percent, 14 percent and 13 percent of total net revenue in fiscal years 2010, 2009 and 2008, respectively. We also had direct sales to Wal-Mart Stores, Inc. which represented approximately 12 percent, 14 percent and 12 percent of total net revenue in fiscal years 2010, 2009 and 2008, respectively. We sell our products to GameStop and Wal-Mart pursuant to numerous and frequent individual purchase orders, which contain delivery and pricing terms. There is no commitment by either GameStop or Wal-Mart to purchase or for us to sell to either GameStop or Wal-Mart, any minimum level of product.

Mobile Carriers

We have agreements to distribute our mobile applications through more than 320 carriers in over 55 countries. Our customers download our applications to their mobile devices and their mobile carrier invoices them either a one-time or monthly subscription fee. Our carrier distribution agreements establish the fees to be retained by the carrier for distributing our applications. These arrangements are typically terminable on short notice. The agreements generally do not obligate the carriers to market or distribute any of our applications.

Content Licensors

Many of our products are based on or incorporate content and trademarks owned by others. For example, our products include rights licensed from third parties, including major movie studios, publishers, artists, authors, celebrities, traditional game and toy companies, athletes and the major sports leagues and players’ associations.

EA Partners

Through our EA Partners group, we team with external game developers and third party companies, to provide these partners with a variety of services including development assistance, publishing, and distribution. For example, through agreements with Crytek and Harmonix, a subsidiary of Viacom, we plan to release Crysis 2, and have released The Beatles: Rock Band, respectively. Additionally, we have a development agreement with Epic Games for our upcoming release of Bulletstorm.

Inventory, Working Capital, Backlog, Manufacturing and Suppliers

We manage inventory by communicating with our customers prior to the release of our products, and then using our industry experience to forecast demand on a product-by-product and territory-by-territory basis. Historically, we have experienced high turnover of our products, and the lead times on re-orders of our products are generally two to three weeks. Further, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have practices in place with our customers (such as stock balancing and price protection) that reduce product returns.

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

Seasonality

Our business is highly seasonal. We have historically experienced our highest sales volume in the holiday season quarter ending in December and a seasonal low in sales volume in the quarter ending in June. While our sales generally follow this seasonal trend, there can be no assurance that this trend will continue. In addition, we defer the recognition of a significant amount of net revenue related to our online-enabled packaged goods and digital content over an extended period of time (generally six months). As a result, the quarter in which we generate the highest sales volume may be different than the quarter in which we recognize the highest amount of net revenue. Our results can also vary based on a number of factors, including title release dates, consumer demand for our products, shipment schedules and our revenue recognition policies.

Employees

As of March 31, 2010, we had approximately 7,800 regular, full-time employees, over 4,600 of whom were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. Approximately 3 percent of our employees, all of whom work for DICE, our Swedish development studio, are represented by a union.

Executive Officers

The following table sets forth information regarding our executive officers as of May 28, 2010:

Name	Age	Position
John S. Riccitiello	50	Chief Executive Officer
John Schappert	39	Chief Operating Officer
Eric F. Brown	44	Executive Vice President, Chief Financial Officer
Frank D. Gibeau	41	President, EA Games Label
Peter R. Moore	55	President, EA SPORTS Label
Rodney Humble	44	Executive Vice President, EA Play Label
Nancy Smith	57	Executive Vice President, Global Publishing
Joel Linzner	58	Executive Vice President, Business and Legal Affairs
Gabrielle Toledano	43	Executive Vice President, Human Resources and Facilities
Kenneth A. Barker	43	Senior Vice President, Chief Accounting Officer
Stephen G. Bené	46	Senior Vice President, General Counsel and Corporate Secretary

Mr. Riccitiello has served as Chief Executive Officer and a Director of Electronic Arts since April 2007. Prior to re-joining Electronic Arts, he was a co-founder and Managing Partner at Elevation Partners, a private equity fund. From October 1997 to April 2004, he served as President and Chief Operating Officer of Electronic Arts. Prior to joining Electronic Arts, Mr. Riccitiello served as President and Chief Executive Officer of the worldwide bakery division at Sara Lee Corporation. Before joining Sara Lee, he served as President and Chief Executive Officer of Wilson Sporting Goods Co. and has also held executive management positions at Haagen-Dazs, PepsiCo, Inc. and The Clorox Company. Mr. Riccitiello holds a B.S. degree from the University of California, Berkeley. Mr. Riccitiello served as a director of Hyperion Solutions Corporation from July 2002 to April 2007. He serves on the Board of Directors of the UC Berkeley Haas School of Business and on the Board of Councilors of the USC School of Cinematic Arts.

Mr. Schappert has served as Chief Operating Officer of Electronic Arts since July 2009. Prior to re-joining Electronic Arts, he served as Corporate Vice President of Microsoft Interactive Entertainment Business, responsible for their Xbox LIVE and Microsoft Game Studios businesses. From November 2006 to July 2007, Mr. Schappert served as Senior Vice President, Chief Operating Officer, Worldwide Studios of Electronic Arts. Prior to this, Mr. Schappert served as Senior Vice President, Group General Manager, Worldwide Studios of EA from January 2003 to October 2006, Vice President, General Manager of EA Canada from July 2002 to January 2003, and Vice President, General Manager of EA Tiburon from April 1998 to July 2002. Mr. Schappert founded Tiburon Entertainment in 1994, which was acquired by Electronic Arts in 1998.

Mr. Brown has served as Executive Vice President, Chief Financial Officer since April 2008. Prior to joining Electronic Arts, he served as Chief Operating Officer and Chief Financial Officer of McAfee, Inc., a security technology company from March 2006 until March 2008. From January 2005 until March 2006, Mr. Brown was McAfee’s Executive Vice President and Chief Financial Officer. Mr. Brown served as President and Chief Financial Officer of MicroStrategy Incorporated, a business intelligence software provider, from 2000 until 2004. Mr. Brown received an M.B.A. from the Sloan School of Management of the Massachusetts Institute of Technology and a B.S. in Chemistry from the Massachusetts Institute of Technology.

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

Ms. Smith was named Executive Vice President, Global Publishing in February 2010. From November 2008 until February 2010, Ms. Smith served Electronic Arts in a variety of capacities. From September 2005 until November 2008, she led The Sims Label, first as Executive Vice President and General Manager of The Sims Franchise, and then as President of The Sims Label. From March 1998 until September 2005, she served as Executive Vice President and General Manager, North American Publishing. From October 1996 to March 1998, Ms. Smith served as Executive Vice President, North American Sales. She held the position of Senior Vice President, North American Sales and Distribution from July 1993 to October 1996 and Vice President Sales from 1988 to 1993. From 1984 to 1988, Ms. Smith served as Western Regional Sales Manager and National Sales Manager. Ms. Smith holds a B.S. degree in management and organizational behavior from the University of San Francisco.

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

Ms. Toledano has served as Executive Vice President, Human Resources and Facilities since April 2007. From February 2006 to April 2007, Ms. Toledano held the position of Senior Vice President, Human Resources and Facilities. Prior to joining Electronic Arts, Ms. Toledano worked at Siebel Systems, Inc. from July 2002 to February 2006 where she held a number of positions, including Senior Vice President of Human Resources. From September 2000 to June 2002, she served as Senior Director of Human Resources for Microsoft Corporation, and from September 1998 until September 2000, she served as Director of Human Resources and Recruiting for Microsoft. Ms. Toledano earned both her undergraduate degree in Humanities and her graduate degree in Education from Stanford University. Ms Toledano also serves on the Board of Directors of the Society of HR Management.

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

We derive most of our revenue from the sale of products for play on video game hardware systems (which we also refer to as “platforms”) manufactured by third parties, such as Sony’s PLAYSTATION 3, Microsoft’s Xbox 360 and Nintendo’s Wii. The success of our business is driven in large part by the commercial success and adequate supply of these video game hardware systems, our ability to accurately predict which systems will be successful in the marketplace, and our ability to develop commercially successful products for these systems. We must make product development decisions and commit significant resources well in advance of anticipated product ship dates. A platform for which we are developing products may not succeed or may have a shorter life cycle than anticipated. If consumer demand for the systems for which we are developing products is lower than our expectations, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our products, and our financial performance will be harmed. Alternatively, a system for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on meaningful revenue opportunities.

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

Competition in our industry is intense and we expect new competitors to continue to emerge in the United States and abroad. While many new products and services are regularly introduced, only a relatively small number of “hit” titles accounts for a significant portion of total revenue in our industry. We find that driving “hit” titles often requires large marketing budgets and media spend. We may not recover the investments that we make in marketing and advertising on certain products and that could harm our profitability. Hit products or services offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products and services to fall below expectations. If our competitors develop and market more successful products or services, offer competitive products or services at lower price points or based on payment models perceived as offering a better value proposition (such as pay-for-play or subscription-based models), or if we do not continue to develop consistently high-quality and well-received products and services, our revenue, margins, and profitability will decline.

Our adoption of new business models could fail to produce our desired financial returns

We are actively seeking to monetize the game properties that we publish through a variety of new platforms and business models, including online distribution, micro-transactions, and subscription services. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. Our actual revenues and profits for these businesses may be significantly greater or less than our forecasts. Additionally, these new business models could fail for one or more of our titles, resulting in the loss of our investment in the development and infrastructure needed to support these new business models, and the opportunity cost of diverting management and financial resources away from more successful businesses.

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

As a result of the national and global economic downturn, overall consumer spending has declined and retailers globally have taken a more conservative stance in ordering game inventory. The decrease in discretionary consumer spending contributed to the decline in the demand for our products during the 2009 holiday selling season. Continued economic distress, which may result in a further decrease in demand for our products, particularly during key product launch windows, could have a material adverse impact on our operating results and financial condition. Uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, increase costs associated with developing and publishing our products, increase the cost and decrease the availability of sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse impact on our financial condition and operating results. If we experience further deterioration in our market capitalization or our financial performance, we could be required to recognize significant impairment charges in future periods.

Our business is subject to currency fluctuations.

International sales are a fundamental part of our business. For the fiscal year ended March 31, 2010, international net revenue comprised 45 percent of our total net revenue. We expect international sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our foreign investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency forward contracts to mitigate some foreign currency risk associated with foreign currency denominated monetary assets and liabilities (primarily certain intercompany receivables and payables) to a limited extent and foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. The disruption in the global financial markets has also impacted many of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling and Canadian dollar.

Volatility in the capital markets may adversely impact the value of our investments and could cause us to recognize significant impairment charges in our operating results.

Our portfolio of short-term investments and marketable equity securities is subject to volatility in the capital markets and to national and international economic conditions. In particular, our international investments can be subject to fluctuations in foreign currency and our short-term investments are susceptible to changes in short-term interest rates. These investments are also impacted by declines in value attributable to the credit-worthiness of the issuer. From time to time, we may liquidate some or all of our short-term investments or marketable equity securities to fund operational needs or other activities, such as capital expenditures, strategic investments or business acquisitions, or for other purposes. If we were to liquidate these short-term investments at a time when they were worth less than what we had originally purchased them for, or if the obligor were unable to pay the full amount at maturity, we could incur a significant loss. Similarly, we hold marketable equity securities, which have been and may continue to be adversely impacted by price and trading volume volatility in the public stock markets. We could be required to recognize impairment charges on the securities held by us and/or we may realize losses on the sale of these securities, all of which could have an adverse effect on our financial condition and results of operations. For the fiscal year ended March 31, 2010, we recognized impairment charges of $26 million on our investment in The9.

The majority of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.

During the fiscal year ended March 31, 2010, approximately 75 percent of our North American sales were made to our top ten customers. In Europe, our top ten customers accounted for approximately 48 percent of our sales in that territory during the fiscal year ended March 31, 2010. Worldwide, we had direct sales to two customers, GameStop Corp. and Wal-Mart Stores Inc., which represented approximately 16 percent and 12 percent, respectively, of total net revenue for the fiscal year ended March 31, 2010. As a result of the economic downturn, retailers globally continue to take a more conservative stance in ordering game inventory. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

Sales of used video game products could lower our sales of new video games.

Certain of our retail customers sell used video games. Used video game sales have been growing in North America, and are emerging in Europe. Used video games are generally priced lower than new video games and the margins on used games sales are generally greater for retailers than the margins on new game sales. We do not receive revenue from used video game sales. Sales of used video games may negatively impact our sales and profitability, and may continue to do so, to a greater or lesser extent, in the future.

Our industry is cyclical, driven by the periodic introduction of new video game hardware systems. As we continue to move through the current cycle, our industry growth may slow down and as a result, our operating results may be difficult to predict.

Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. The current cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched their next-generation systems, the PLAYSTATION 3 and the Wii, respectively. Sales of software designed for these hardware systems represent the majority of our revenue, so our growth and success is highly correlated to sales of video game hardware systems. While there are indications that this current cycle may be extended longer than prior cycles — in part, due to the growth of online services and content, the greater graphic and processing power of the current generation hardware, and the introduction of new peripherals — growth in the installed base of the current generation of video game systems is likely to slow down in the coming years. This slow-down in sales of video game players may cause a corresponding slow-down in the growth of sales of video game software, which could significantly affect our operating results.

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

We also require compatibility code and the consent of Sony, Microsoft and Nintendo in order to include online capabilities in our products for their respective platforms and to digitally distribute our products through their proprietary networks. As online capabilities for video game systems become more significant, Sony, Microsoft and Nintendo could restrict the manner in which we provide online capabilities for our products. They may also restrict the number of products that we may distribute digitally on their networks. If Sony, Microsoft or Nintendo refuse to approve our products with online capabilities, restrict our digital download offerings on their proprietary networks, or significantly impact the financial terms on which these services are offered to our customers, our business could be harmed.

The video game hardware manufacturers set the royalty rates and other fees that we must pay to publish games for their platforms, and therefore have significant influence on our costs. If one or more of these manufacturers change their fee structure, our profitability will be materially impacted.

In order to publish products for a video game system such as the Xbox 360, PLAYSTATION 3 or Wii, we must take a license from Microsoft, Sony and Nintendo, respectively, which gives these companies the opportunity to set the fee structure that we must pay in order to publish games for that platform. Similarly, these companies have retained the flexibility to change their fee structures, or adopt different fee structures for online purchases of games, online gameplay and other new features for their consoles. The control that hardware manufacturers have over the fee structures for their platforms and online access could adversely impact our costs, profitability and margins. Because publishing products for video game systems is the largest portion of our business, any increase in fee structures would significantly harm our ability to generate profits.

If we are unable to maintain or acquire licenses to include intellectual property owned by others in our games, or to maintain or acquire the rights to publish or distribute games developed by others, we will sell fewer hit titles and our revenue, profitability and cash flows will decline. Competition for these licenses may make them more expensive and reduce our profitability.

Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from major sports leagues and players’ associations. Similarly, many of our other hit franchises, such as Harry Potter, are based on key film and literary licenses and our Hasbro products are based on a license for these key toy and game properties. In addition, some of our most successful products in fiscal years 2009 and 2010, the Rock Band and Left 4 Dead series, were products for which we have distribution rights. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our revenues, profitability and cash flows will decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to licensors and developers, which could significantly increase our costs and reduce our profitability.

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

From time to time, third parties may assert claims against us relating to patents, copyrights, trademarks, personal publicity rights, or other intellectual property rights to technologies, products or delivery/payment methods that are important to our business. Although we believe that we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, it is possible that third parties still may claim infringement. For example, we may be subject to intellectual property infringement claims from certain individuals and companies who have acquired patent portfolios for the sole purpose of asserting such claims against other companies. In addition, many of our products are highly realistic and feature materials that are based on real world examples, which may be the subject of intellectual property infringement claims of others. From time to time, we receive communications from third parties regarding such claims. Existing or future infringement claims against us, whether valid or not, may be time consuming and expensive to defend. Such claims or litigations could require us to pay damages and other costs, stop selling the affected products, redesign those products to avoid infringement, or obtain a license, all of which could be costly and harm our business. In addition, many patents have been issued that may apply to potential new modes of delivering, playing or monetizing game software products and services, such as those that we produce or would like to offer in the future. We may discover that future opportunities to provide new and innovative modes of game play and game delivery to consumers may be precluded by existing patents that we are unable to license on reasonable terms.

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

As we increase the online delivery of our products and services, we are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, data collection and retention, content, advertising and information security have been adopted or are being considered for adoption by many countries throughout the world. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws or the application of these laws in an unanticipated manner, may harm our business.

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

Throughout the history of our industry, many video games have been designed to include certain hidden content and gameplay features that are accessible through the use of in-game cheat codes or other technological means that are intended to enhance the gameplay experience. However, in several cases, hidden content or features have been found to be included in other publishers’ products by an employee who was not authorized to do so or by an outside developer without the knowledge of the publisher. From time to time, some hidden content and features have contained profanity, graphic violence and sexually explicit or otherwise objectionable material. In a few cases, the Entertainment Software Ratings Board (“ESRB”) has reacted to discoveries of hidden content and features by reviewing the rating that was originally assigned to the product, requiring the publisher to change the game packaging and/or fining the publisher. Retailers have on occasion reacted to the discovery of such hidden content by removing these games from their shelves, refusing to sell them, and demanding that their publishers accept them as product returns. Likewise, consumers have reacted to the revelation of hidden content by refusing to purchase such games, demanding refunds for games they have already purchased, and refraining from buying other games published by the company whose game contained the objectionable material.

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

Breaches of our security measures and unintended disclosures of our intellectual property or our customer data could adversely affect our business.

We take measures to prevent our source code and other confidential information from unauthorized access. A security breach that results in the disclosure of our source code, other confidential assets, or pre-release software could lead to piracy of our software or otherwise compromise our product plans. When we conduct business online directly with consumers, we may be the victim of fraudulent transactions, including credit card fraud, which presents a risk to our revenues and potentially disrupts service to our customers. As we increase our online businesses, we are also collecting and storing an increasing amount of customer data, some of it personally identifiable information including credit card data. It is possible that our security controls over customer data may not prevent the improper disclosure of personally identifiable information. A security breach that leads to disclosure of customer account information (including personally identifiable information) could harm our reputation and subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. A resulting perception that our products or services do not adequately protect the privacy of personal information could result in a loss of current or potential customers for our online offerings that require the collection of customer data.

We may experience outages and disruptions of our online services if we fail to maintain adequate operational services and supporting infrastructure.

As we increase our online products and services, we expect to continue to invest in technology services, hardware and software, including data centers, network services, storage and database technologies, to support existing services and to introduce new products and services including websites, ecommerce capabilities, online game communities and online game play services. Creating the appropriate support for online business initiatives is expensive and complex, and could result in inefficiencies or operational failures, and increased vulnerability to cyber attacks, which could diminish the quality of our products, services, and user experience. Such failures could result in damage to our reputation and loss of current and potential users, subscribers, and advertisers which could harm our business.

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

We are also required to estimate what our tax obligations will be in the future. Although we believe our tax estimates are reasonable, the estimation process and applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. The tax laws’ treatment of software and internet-based transactions is particularly uncertain and in some cases currently applicable tax laws are ill-suited to address these kinds of transactions. Apart from an adverse resolution of these uncertainties, our effective tax rate also could be adversely affected by our profit level, by changes in our business or changes in our structure resulting from the reorganization of our business and operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws (in the United States or foreign jurisdictions), or changes in the valuation allowance for deferred tax assets, as well as other factors. In fiscal years 2009 and 2010, we recorded a valuation allowance against most of our U.S. deferred tax assets. We expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggest that these benefits are more likely than not to be realized. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and net income or loss could be materially affected.

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

Our reported financial results are impacted by the accounting policies promulgated by the Securities and Exchange Commission (“SEC”) and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. We recognize all of the revenue from bundled sales (i.e., packaged goods video games that include an online service component) on a deferred basis over an estimated online service period, which we generally estimate to be six months beginning in the month after shipment. As we increase our downloadable content and add new features to our online service, our estimate of the online service period may change and we could be required to recognize revenue over a longer period of time. We expect that a significant portion of our games will be online-enabled in the future and we could be required to recognize the related revenue over an extended period of time rather than at the time of sale. In addition, our adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, has had a material impact on our Consolidated Financial Statements for material acquisitions consummated after March 28, 2009. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue and taxes, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

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

The following diagram depicts the locations of our facilities throughout the world:

We own our 660,000 square foot Redwood Shores headquarters facilities located in Redwood City, California which includes a product development studio and administrative and sales functions. We also own a 418,000-square-foot product development studio facility in Burnaby, Canada, and a 122,000-square-foot facility in Chertsey, England, which we no longer occupy. In addition to the properties we own, we lease approximately 1.8 million square feet of facilities, including significant leases for our multi-function facility in Guildford, Surrey, United Kingdom, our studios in Los Angeles, California and Orlando, Florida, and our distribution center in Louisville, Kentucky. Our leased space is summarized as follows (in square feet):

Purpose	North America	Europe	Asia	Total
Distribution	250,000	47,652	—	297,652
Sales and Administrative	71,110	220,264	41,211	332,585
Research and Development	763,970	225,640	166,108	1,155,718

Total Leased Square Footage	1,085,080	493,556	207,319	1,785,955

We do not identify or allocate our assets by operating segment. For information on long-lived assets by geography, see Note 17 of the Notes to Consolidated Financial Statements.

Guildford, Orlando, and Los Angeles Studios; Louisville Distribution Center

In February 2006, we entered into an agreement with an independent third party to lease a facility in Guildford, Surrey, United Kingdom, which commenced in June 2006 and will expire in May 2016. The facility comprises a total of approximately 95,000 square feet, which we use for administrative, sales and development functions. Our rental obligation under this agreement is approximately $23 million over the remaining term of the lease.

In June 2004, we entered into a lease agreement with an independent third party for a studio facility in Orlando, Florida, which commenced in January 2005 and, pursuant to lease amendments, will expire in October 2015, with options to renew for two additional five-year terms. The campus facilities currently comprise a total of 140,000 square feet and provide space for research and development functions. Our rental obligation over the remaining term of the lease is $11 million.

In July 2003, we entered into a lease agreement with an independent third party (the “Landlord”) for a studio facility in Los Angeles, California, which commenced in October 2003 and expires in September 2013 with two five-year options to extend the lease term. Additionally, we have options to purchase the property after five and ten years based on the fair market value of the property at the date of sale, a right of first offer to purchase the property upon terms offered by the Landlord, and a right to share in the profits from a sale of the property. Existing campus facilities comprise a total of 243,000 square feet and provide space for research and development functions. Our rental obligation under this agreement is $22 million over the remaining term of the lease. This commitment is offset by expected sublease income of $2 million for a sublease to an affiliate of the Landlord of 18,000 square feet of the Los Angeles facility, which commenced in October 2003 and expires in September 2013.

Our North American distribution center is supported by a centralized warehouse facility that we lease in Louisville, Kentucky, occupying 250,000 square feet. The lease expires in April 2015, with options to renew for two additional five-year terms.

While we continually evaluate our facility requirements, we believe that suitable additional or substitute space will be available as needed to accommodate our future needs.

Item 3:	Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Consolidated Financial Statements.

Item 4:	Reserved

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ERTS.” The following table sets forth the quarterly high and low sales price per share of our common stock from April 1, 2008 through March 31, 2010.

	Prices
	High	Low
Fiscal Year Ended March 31, 2009:
First Quarter	$54.81	$43.46
Second Quarter	50.17	38.36
Third Quarter	39.56	15.01
Fourth Quarter	20.60	14.24

Fiscal Year Ended March 31, 2010:
First Quarter	$23.76	$17.48
Second Quarter	22.14	17.68
Third Quarter	21.05	15.86
Fourth Quarter	18.99	15.70

Holders

There were approximately 1,640 holders of record of our common stock as of May 21, 2010, and the closing price of our common stock was $16.70 per share as reported by the NASDAQ Global Select Market. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

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

The following graph shows a five-year comparison of cumulative total returns during the period from March 31, 2005 through March 31, 2010, for our common stock, the NASDAQ Composite Index, the S&P 500 Index (to which EA was added in July 2002) and the RDG Technology Composite Index, each of which assumes an initial value of $100. Each measurement point is as of the end of each fiscal year ended March 31. The performance of our stock depicted in the following graph is not necessarily indicative of the future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Electronic Arts, Inc., the S&P 500 Index,

the NASDAQ Composite Index and the RDG Technology Composite Index

* Based on $100 invested on March 31, 2005 in stock or index, including reinvestment of dividends.

	March 31,
	2005	2006	2007	2008	2009	2010
Electronic Arts Inc.	$100	$106	$97	$96	$35	$36
S&P 500	100	112	125	119	73	110
NASDAQ Composite	100	120	134	118	85	143
RDG Technology Composite	100	118	122	118	82	131

Item 6:	Selected Financial Data

ELECTRONIC ARTS INC. AND SUBSIDIARIES

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

(In millions, except per share data)

	Year Ended March 31,
STATEMENTS OF OPERATIONS DATA	2010	2009	2008	2007(a)	2006
Net revenue	$3,654	$4,212	$3,665	$3,091	$2,951
Cost of goods sold	1,866	2,127	1,805	1,212	1,181

Gross profit	1,788	2,085	1,860	1,879	1,770

Operating expenses:
Marketing and sales	730	691	588	466	431
General and administrative	320	332	339	288	215
Research and development	1,229	1,359	1,145	1,041	758
Restructuring charges	140	80	103	15	26
Amortization of intangibles	53	58	34	27	7
Acquisition-related contingent consideration	2	—	—	—	—
Goodwill impairment	—	368	—	—	—
Certain abandoned acquisition-related costs	—	21	—	—	—
Acquired in-process technology	—	3	138	3	8

Total operating expenses	2,474	2,912	2,347	1,840	1,445

Operating income (loss)	(686)	(827)	(487)	39	325
Losses on strategic investments, net	(26)	(62)	(118)	—	—
Interest and other income, net	6	34	98	99	64

Income (loss) before provision for (benefit from) income taxes and minority interest	(706)	(855)	(507)	138	389

Provision for (benefit from) income taxes	(29)	233	(53)	66	147

Income (loss) before minority interest	(677)	(1,088)	(454)	72	242
Minority interest	—	—	—	4	(6)

Net income (loss)	$(677)	$(1,088)	$(454)	$76	$236

Net income (loss) per share:
Basic	$(2.08)	$(3.40)	$(1.45)	$0.25	$0.78
Diluted	$(2.08)	$(3.40)	$(1.45)	$0.24	$0.75
Number of shares used in computation:
Basic	325	320	314	308	304
Diluted	325	320	314	317	314

BALANCE SHEET DATA
Cash and cash equivalents	$1,273	$1,621	$1,553	$1,371	$1,242
Short-term investments	432	534	734	1,264	1,030
Marketable equity securities	291	365	729	341	160
Working capital	1,011	1,984	2,626	2,571	2,143
Total assets	4,646	4,678	6,059	5,146	4,386
Long-term liabilities	343	408	421	88	97
Total liabilities	1,917	1,544	1,720	1,114	966
Minority interest	—	—	—	—	12
Total stockholders’ equity	2,729	3,134	4,339	4,065	3,408

(a)

Beginning in fiscal year 2007, we were required to begin expensing stock-based compensation. See Note 13 of the Notes to Consolidated Financial Statements for a detailed functional line-item breakdown of our stock-based compensation expense.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following overview is a top-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the fiscal year ended March 31, 2010, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and the “Risk Factors” above, the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or the Consolidated Financial Statements and related notes.

About Electronic Arts

We develop, market, publish and distribute video game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, handheld game players (such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™) and mobile devices (such as cellular phones and smart phones including the Apple iPhone™). Some of our games are based on content that we license from others (e.g., FIFA Soccer, Madden NFL Football, Harry Potter™, and Hasbro’s toy and game intellectual properties), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™, Need for Speed™, and Dead Space™). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., FIFA Soccer, Madden NFL Football, and NCAA® Football), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Harry Potter).

Financial Results

Total net revenue for the fiscal year ended March 31, 2010 was $3,654 million, down $558 million as compared to the fiscal year ended March 31, 2009. At March 31, 2010, deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $505 million as compared to March 31, 2009, directly reducing the amount of reported net revenue during the year ended March 31, 2010. At March 31, 2009, deferred net revenue associated with sales of online-enabled packaged goods and digital content decreased by $126 million as compared to March 31, 2008, directly increasing the amount of reported net revenue during the year ended March 31, 2009. Without these changes in deferred net revenue, reported net revenue increased by approximately $73 million during fiscal year 2010 as compared to fiscal year 2009. Net revenue for fiscal year 2010 was driven by FIFA 10, Madden NFL 10 and The Sims 3.

Net loss for the fiscal year ended March 31, 2010 was $677 million as compared to a net loss of $1,088 million for the fiscal year ended March 31, 2009. Diluted loss per share for the fiscal year ended March 31, 2010 was $2.08 as compared to a diluted loss per share of $3.40 for the fiscal year ended March 31, 2009. Net loss decreased for fiscal year 2010 as compared to fiscal year 2009 primarily as a result of (1) the recognition of $368 million of goodwill impairment during the fiscal year ended March 31, 2009, (2) a $262 million decrease in our income tax provision primarily due to the discrete tax charge to establish the valuation allowance against our deferred tax assets in 2009, (3) a $261 million decrease in cost of goods sold, and (4) a $130 million decrease in research and development costs. These decreases were partially offset by (1) a decrease of $558 million in net revenue and (2) a $60 million increase in restructuring charges primarily from our fiscal 2010 restructuring.

During fiscal year 2010, we generated $152 million of cash from operating activities as compared to generating $12 million for fiscal year 2009. The increase in cash provided by operating activities for fiscal year 2010 as compared to fiscal year 2009 was primarily due to decreases in personnel-related costs and external development and contracted services as part of our cost reduction initiatives, as well as a reduction in incentive-based compensation payments.

Trends in Our Business

Economic Environment.    Overall consumer spending has declined as a result of the national and global economic downturn. Retailers globally continue to take a conservative stance in ordering game inventory. We believe that the continued decline in the packaged goods sector contributed to the lower than anticipated demand for our products during the 2009 holiday selling season. We remain cautious about our future sales in light of the economic environment and the impact it has had on our business.

Current Generation Game Consoles.    Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. The current cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched their next-generation systems, the PLAYSTATION 3 and the Wii, respectively. Unlike past cycles, we believe this current cycle may be extended, partly due to the growth of online gaming services and content, the greater graphic and processing power of the current-generation hardware and the introduction of new peripherals. However, growth in the installed base of users of the Xbox 360, the PLAYSTATION 3 and the Wii may slow down in light of the economic environment. Consequently, our industry may experience a decline.

Wireless Platforms.    Advances in wireless technology have resulted in a variety of new and evolving platforms for on-the-go interactive entertainment that appeal to a broad consumer base. Our efforts in wireless interactive entertainment are focused in two areas – packaged goods games for handheld game systems and downloadable games for mobile devices. We expect sales of games for mobile devices to continue to be an important part of our business worldwide.

Catalog Sales.    The video game industry is experiencing a change in retail sales patterns which is decreasing revenue from our catalog sales. Currently, many console games experience sales cycles that are shorter than in the past. To mitigate this trend, we offer our consumers a direct-to-consumer service (such as “head-to-head” play or other multiplayer options) and/or additional content available through our online service to further enhance the gaming experience and extend the time that consumers play our games after their initial purchase.

Used Games.    Certain of our customers sell used video games, which are generally priced lower than new video games and do not result in revenue to the publisher of the games from the sale. We have seen the market for used video games grow. If our customers continue to increase their sales of used video games, it could negatively affect our sales of new video games and have an adverse impact on our operating results.

Concentration of Sales Among the Most Popular Games.    We see a larger portion of packaged goods games sales concentrated on the most popular titles, and that those titles are typically sequels of prior games. We have reacted to this trend by significantly reducing the number of games that we produce to provide greater focus on our most promising intellectual properties.

Digital Content Distribution and Services.    Consumers are spending an ever-increasing portion of their money and time on interactive entertainment that is accessible online, or through mobile digital devices such as smart phones, or through social networks such as Facebook and MySpace. We provide a variety of online delivered products and services. Many of our games that are available as packaged good products are also available through direct online download through the Internet (from websites we maintain and others that we license). We also offer online delivered content and services that are add-ons or related to our packaged goods products such as additional game content or enhancements of multiplayer services. Further, we provide other games, content and services that are available only via electronic delivery, such as Internet-only games and game services, and games for mobile devices. Advances in mobile technology have resulted in a variety of new and evolving devices that are being used to play games by an ever-broadening base of consumers. We have responded to these advances in technology, and consumer acceptance of digital distribution, by offering subscription services, online downloads for a one-time fee, and advertising-supported free games and game sites. We expect online delivery of games and game services to be an increasing part of our business going forward.

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

Fiscal 2010 Restructuring Plan.    In fiscal year 2010, we announced details of a restructuring plan. This plan includes a narrowing of our product portfolio to provide greater focus on titles with higher margin opportunities. Under this plan, we reduced our workforce by approximately 1,200 employees and have been (1) consolidating or closing various facilities, (2) eliminating certain titles, and (3) incurring IT and other costs to assist in reorganizing certain activities. The majority of these actions were completed by March 31, 2010.

Since the inception of this plan through March 31, 2010, we have incurred charges of approximately $116 million. Overall, including charges incurred through March 31, 2010, we expect to incur total cash and non-cash charges between $140 million and $145 million by March 31, 2012. These charges consist primarily of (1) employee-related costs (approximately $65 million), (2) intangible asset impairment costs, abandoned rights to intellectual property costs, and other costs to assist in the reorganization of our business support functions (approximately $35 million), (3) facilities exit costs (approximately $25 million), and (4) other reorganizational costs including IT and consulting costs (approximately $20 million).

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

Options eligible for the Exchange Program were those options granted prior to October 21, 2008, that had an exercise price per share greater than $28.18, which was the 52-week high trading price of our common stock measured as of the start date of the Exchange Program, as reported on the NASDAQ Global Select Market, and that upon conversion using the exchange ratio applicable for such options resulted in four or more shares of restricted stock units, shares of restricted stock or new options, as the case may be.

The Exchange Program resulted in options to purchase approximately 16,561,000 shares of our common stock being exchanged for restricted stock units to acquire approximately 4,996,000 shares, approximately 923,000 shares of restricted stock awards and new options to purchase approximately 18,000 shares.

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

International Operations and Foreign Currency Exchange Impact.    International sales (i.e., revenue derived from countries other than Canada and the United States), are a fundamental part of our business. Net revenue from international sales accounted for approximately 45 percent of our total net revenue during fiscal year 2010 and approximately 43 percent of our total net revenue during fiscal year 2009. We believe that in order to succeed internationally, it is important to locally develop content that is specifically directed toward local cultures and customs. Year-over-year, we estimate that foreign exchange rates had an unfavorable impact on our net revenue of approximately $107 million, or 3 percent, for the fiscal year ended March 31, 2010. During the fiscal year ended March 31, 2010, the U.S. dollar strengthened against other currencies, including the Euro and the British pound sterling. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency. If the U.S. dollar continues to strengthen against these currencies, then foreign exchange rates may continue to have an unfavorable impact on our results of operations and our financial condition.

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

Revenue Recognition, Sales Returns, Allowances and Bad Debt Reserves

We derive revenue principally from sales of interactive software games designed for play on video game consoles (such as the PLAYSTATION 3, Xbox 360 and Wii), PCs, handheld game players (such as the PSP and Nintendo DS), and mobile devices (such as cellular phones and smart phones including the Apple iPhone). We evaluate revenue recognition based on the criteria set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, Software: Revenue Recognition, and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. We evaluate and recognize revenue when all four of the following criteria are met:

•	Evidence of an arrangement. Evidence of an agreement with the customer that reflects the terms and conditions to deliver products that must be present in order to recognize revenue.

•

Delivery. Delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have been transferred to the customer. For online game services, delivery is considered to occur as the service is provided. For digital downloads that do not have an online service component, delivery is generally considered to occur when the download is made available.

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

Depending on the type of product, we may offer an online service that permits consumers to play against others via the Internet and/or receive additional updates or content from us. For those games that consumers can play via the Internet, we may provide a “matchmaking” service that permits consumers to connect with other consumers to play against each other online. In those situations where we do not require an additional fee for this online service, we account for the sale of the software product and the online service as a “bundled” sale, or multiple element arrangement, in which we sell both the software product and the online service for one combined price. We defer net revenue from sales of these games for which we do not have VSOE for the online service that we provided in connection with the sale, and recognize the revenue from these games over the estimated online service period, which is generally estimated to be six months beginning in the month after shipment. In addition, for some software products we also provide updates or additional content (“digital content”) to be delivered via the Internet that can be used with the original software product. In many cases we separately sell digital content for an additional fee; however, some purchased digital content can only be accessed via the Internet (i.e., the consumer never takes possession of the digital content). We account for online transactions in which the consumer does not take possession of the digital content as a service transaction and, accordingly, we recognize the associated revenue over the estimated service period. In other transactions, at the date we sell the software product we have an obligation to provide incremental unspecified digital content in the future without an additional fee. In these cases, we account for the sale of the software product as a multiple element arrangement and recognize the revenue on a straight-line basis over the estimated period of game play.

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

In the future, actual returns and price protections may materially exceed our estimates as unsold software products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing software products. For example, the risk of product returns and/or price protection for our software products may continue to increase as the PlayStation 2 console moves through its lifecycle. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates changed, our returns and price protection reserves would change, which would impact the total net revenue we report. For example, if actual returns and/or price protection were significantly greater than the reserves we have established, our actual results would decrease our reported total net revenue. Conversely, if actual returns and/or price protection were significantly less than our reserves, this would increase our reported total net revenue. In addition, if our estimates of returns and price protection related to online-enabled packaged goods software products change, the amount of deferred net revenue we recognize in the future would change.

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

While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to the assessments:

Business Combinations.    We must estimate the fair value of assets acquired, liabilities and contingencies assumed, acquired in-process technology, and contingent consideration issued in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets and acquired in-process technology are amortized over various estimated useful lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, an asset that is not amortized. Determining the fair value of assets acquired requires an assessment of the highest and best use or the expected price to sell the asset and the related expected future cash flows. Determining the fair value of acquired in-process technology also requires an assessment of our expectations related to the use of that asset. Determining the fair value of an assumed liability requires an assessment of the expected cost to transfer the liability. Determining the fair value of contingent consideration issued requires an assessment of the expected future cash flows over the period in which the obligation is expected to be settled, and applying a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This fair value assessment is also required in periods subsequent to a business combination. Such estimates are inherently difficult and subjective and can have a material impact on our Consolidated Financial Statements.

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

To determine the fair value of each reporting unit used in the first step, we use a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which utilizes discounted cash flows. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. Our estimates for market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. Our business consists of developing, marketing and distributing video game software using both established and emerging intellectual properties and our forecasts for emerging intellectual properties are based upon internal estimates and external sources rather than historical information and have an inherently higher risk of accuracy. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Assessment of Impairment of Short-Term Investments, Marketable Equity Securities and Other Investments.    We periodically review our short-term investments, marketable equity securities and other investments for impairment. Our short-term investments consist of securities with remaining maturities greater than three months at the time of purchase and our marketable equity securities consist of investments in common stock of publicly traded companies, both are accounted for as available-for-sale securities. Unrealized gains and losses on our short-term investments and marketable equity securities are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, until either (1) the security is sold or (2) we determine that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. Realized gains and losses on our short-term investments and marketable equity securities are calculated based on the specific identification method and are reclassified from accumulated other comprehensive income to interest and other income, net, and losses on strategic investments, net, respectively. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, any contractual terms impacting the prepayment or settlement process, as well as, if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. During the fiscal year ended March 31, 2010, 2009 and 2008, we recognized impairment charges of $26 million, $57 million, and $109 million, respectively, on our marketable equity securities. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could have a material impact on our financial results.

Our other investments consist principally of non-voting preferred shares in two companies whose common stock is publicly traded and are accounted for under the cost method. Under this method, these investments are recorded at cost until we determine that the fair value of the investment has fallen below its adjusted cost basis and that such declines are other-than-temporary. We monitor these investments for impairment and make appropriate reductions in the carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of the investees. During the fiscal years ended March 31, 2009 and 2008, we recognized impairment charges of $10 million, and $9 million, respectively, on our other investments. We did not recognize any impairment charges in fiscal year 2010 on our other investments.

Assessment of Inventory Obsolescence.    We regularly review inventory quantities on-hand. We write down inventory based on excess or obsolete inventories determined primarily by future anticipated demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand that are inherently difficult to assess. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Stock-Based Compensation

We are required to estimate the fair value of share-based payment awards on the date of grant. We recognize compensation costs for stock-based payment transactions to employees based on their grant-date fair value on a straight-line approach over the service period for which such awards are expected to vest. The fair value of restricted stock units and restricted stock is determined based on the quoted market price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the Black-Scholes valuation model. The determination of fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The key assumptions for the Black-Scholes valuation calculation are:

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

Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to stock-based compensation expense will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the Black-Scholes option valuation calculation and our forfeiture rate, as well as future equity granted or assumed through acquisitions could significantly impact the compensation expense we recognize.

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

Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. These obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of March 31, 2010 and March 31, 2009, approximately $13 million and $37 million, respectively, of minimum guaranteed royalty obligations had been recognized.

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During fiscal years 2010, 2009 and 2008, we recognized impairment charges of $10 million, loss charges of $43 million and loss and impairment charges of $4 million, respectively. The $10 million impairment charge recognized during the fiscal year ended March 31, 2010, was primarily related to our fiscal 2010 restructuring. This impairment is included in restructuring charges presented in Note 7 of the Notes to Consolidated Financial Statements. The loss charges in fiscal year 2009 primarily related to an amendment of a licensor agreement in which we terminated certain rights we previously had to use the licensor’s intellectual property.

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

In addition to considering forecasts of future taxable income, we are also required to evaluate and quantify other possible sources of taxable income in order to assess the realization of our deferred tax assets, namely the reversal of existing deferred tax liabilities, the carry back of losses and credits as allowed under current tax law, and the implementation of tax planning strategies. Evaluating and quantifying these amounts involves significant judgments. Each source of income must be evaluated based on all positive and negative evidence; this evaluation involves assumptions about future activity. Certain taxable temporary differences that are not expected to reverse during the carry forward periods permitted by tax law cannot be considered as a source of future taxable income that may be available to realize the benefit of deferred tax assets. For example, in determining the valuation allowance we recorded at June 30, 2009, we did not include as a source of future taxable income the taxable temporary difference related to the accumulated tax depreciation on our headquarters facilities in Redwood City, California. On July 13, 2009, we purchased our Redwood Shores headquarters facilities concurrent with the expiration and extinguishment of the lessor’s financing agreements. These facilities were subject to lease obligations to non-affiliated parties which expired in July 2009, and had been accounted for as operating leases. The total amount paid under the terms of the leases was $247 million, of which $233 million related to the purchase price of the facilities and $14 million was for the loss on our lease obligation. Therefore, in the fiscal quarter ended September 30, 2009, we recorded a tax benefit of approximately $31 million, consisting of approximately $6 million related to the loss on our lease obligation and a $25 million reduction in our valuation allowance due to the inclusion of a significant portion of the remaining taxable temporary difference as a source of future taxable income.

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

RESULTS OF OPERATIONS

Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ended March 31, 2010 contained 53 weeks and ended on April 3, 2010. Our results of operations for the fiscal years ended March 31, 2009 and 2008 contained 52 weeks and ended on March 28, 2009 and March 29, 2008, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

Comparison of Fiscal 2010 to Fiscal 2009

Net Revenue

Net revenue consists of sales generated from (1) video games sold as packaged goods and designed for play on hardware consoles (such as the PLAYSTATION 3, Xbox 360 and Wii), PCs, and handheld game players (such as the Sony PSP and Nintendo DS), (2) video games for mobile devices (such as cellular phones and smart phones including the Apple iPhone), (3) digitally downloaded games and content and online services associated with these games, (4) services in connection with some of our online-enabled games, (5) programming third-party web sites with our game content, (6) allowing other companies to manufacture and sell our products in conjunction with other products, and (7) advertisements on our online web pages and in our games.

Net Revenue before Revenue Deferral, a non-GAAP financial measure, is provided in this section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). See “Non-GAAP Financial Measures” below for an explanation of our use of this non-GAAP measure. A reconciliation to the corresponding measure calculated in accordance with accounting principles generally accepted in the United States is provided in the discussion below.

“Revenue Deferral” in this “Net Revenue” section, includes the unrecognized revenue from (1) bundled sales of certain online-enabled packaged goods and PC digital downloads for which either we do not have VSOE for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) certain packaged goods sales of massively-multiplayer online role-playing games, and (3) sales of certain incremental digital content associated with our games, which are types of “micro-transactions.” Fluctuations in the Revenue Deferral are largely dependent upon the amounts of products that we sell with the online features and services previously discussed, while the recognition of Revenue Deferral for a period is also dependent upon (1) the period of time the online features and services are to be provided and (2) the timing of the sale. For example, most Revenue Deferrals incurred in the first half of a fiscal year are recognized within the same fiscal year; however, virtually all of the Revenue Deferrals incurred in the last month of a fiscal year will be recognized in the subsequent fiscal year.

From a geographical perspective, our total Net Revenue for the fiscal years ended March 31, 2010 and 2009 was as follows (in millions):

	Year Ended March 31,
	2010				2009
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Net Revenue before Revenue Deferral	$2,322	$1,615	$222	$4,159	$2,362	$1,521	$203	$4,086
Revenue Deferral	(1,255)	(981)	(122)	(2,358)	(538)	(472)	(67)	(1,077)
Recognition of Revenue Deferral	958	799	96	1,853	588	540	75	1,203

Net Revenue	$2,025	$1,433	$196	$3,654	$2,412	$1,589	$211	$4,212

For fiscal year 2010, Net Revenue before Revenue Deferral was $4,159 million, driven by FIFA 10, Madden NFL 10, and The Sims 3. Net Revenue before Revenue Deferral for fiscal year 2010 increased $73 million, or 2 percent, as compared to fiscal year 2009. From an operational perspective, this increase was primarily driven by

(1) $149 million from sales of Dragon Age which was released in 2010 with no comparable release in 2009, (2) a $137 million increase from sales of The Sims, and (3) $131 million from sales of EA SPORTS Active, which was released in 2010 with no comparable release in 2009. These increases were partially offset by a $329 million decrease from sales of Rock Band.

Revenue Deferral for fiscal year 2010 increased $1,281 million, or 119 percent, as compared to fiscal year 2009. Starting in fiscal year 2010, we began to sell substantially all of our online-enabled products released after April 1, 2009, with an obligation to provide future incremental unspecified digital content on a when and if available basis. As we do not have VSOE for this obligation, we are required to recognize the revenue associated with this bundled sale over the expected life of the game. From an operational perspective, this increase was primarily driven by (1) a $263 million increase from sales of The Sims, (2) a $174 million increase from sales of FIFA Soccer, (3) a $171 million increase from sales of Battlefield, and (4) $150 million from sales of Dragon Age.

The Recognition of Revenue Deferral for fiscal year 2010 increased $650 million, or 54 percent, as compared to fiscal year 2009. This increase is directly related to the increase in the Revenue Deferral in fiscal year 2010. From an operational perspective, this increase was primarily driven by (1) a $215 million increase from sales of The Sims and (2) a $138 million increase from sales of FIFA Soccer.

For fiscal year 2010, Net Revenue was $3,654 million, driven by FIFA 10, Madden NFL 10, and The Sims 3. Net Revenue for fiscal year 2010 decreased $558 million, or 13 percent, as compared to fiscal year 2009. From an operational perspective, this decrease was primarily driven by (1) a $329 million decrease from sales of Rock Band and (2) an $84 million decrease from sales of Battlefield primarily due to a larger amount being deferred because of our obligation to provide future incremental unspecified digital content that did not exist in fiscal year 2009. These decreases were partially offset by (1) $131 million from sales of EA SPORTS Active and (2) an $89 million increase from sales of The Sims.

North America

For fiscal year 2010, Net Revenue before Revenue Deferral in North America was $2,322 million, driven by Madden NFL 10, The Beatles™:Rock Band, and Battlefield: Bad Company™ 2. Net Revenue before Revenue Deferral for fiscal year 2010 decreased $40 million, or 2 percent, as compared to fiscal year 2009. From an operational perspective, this decrease was primarily driven by a $293 million decrease from sales of Rock Band. This decrease was partially offset by (1) $90 million from sales of EA SPORTS Active, (2) $89 million from sales of Dragon Age, and (3) a $62 million increase from sales of The Sims.

Revenue Deferral for fiscal year 2010 increased $717 million, or 133 percent, as compared to fiscal year 2009. From an operational perspective, the increase was primarily driven by (1) a $106 million increase from sales of Madden NFL Football, (2) a $96 million increase from sales of The Sims, (3) a $91 million increase from sales of Battlefield, and (4) $91 million from sales of Dragon Age.

The Recognition of Revenue Deferral for fiscal year 2010 increased $370 million, or 63 percent, as compared to fiscal year 2009. From an operational perspective, the increase was primarily driven by (1) an $80 million increase from sales of Madden NFL Football, (2) a $79 million increase from sales of The Sims, (3) $49 million from sales of Dragon Age, and (4) a $45 million increase from sales of Fight Night.

For fiscal year 2010, Net Revenue in North America was $2,025 million, driven by Madden NFL 10, The Beatles:Rock Band, and Rock Band 2. Net Revenue for fiscal year 2010 decreased $387 million, or 16 percent, as compared to fiscal year 2009. From an operational perspective, this decrease was primarily driven by a $293 million decrease from sales of Rock Band, partially offset by $90 million from sales of EA SPORTS Active.

Europe

For fiscal year 2010, Net Revenue before Revenue Deferral in Europe was $1,615 million, driven by FIFA 10, The Sims 3, and Need for Speed Shift. Net Revenue before Revenue Deferral for fiscal year 2010 increased $94 million, or 6 percent, as compared to fiscal year 2009. From an operational perspective, this increase was primarily driven by (1) a $68 million increase from sales of The Sims, (2) a $64 million increase from sales of FIFA Soccer, and (3) $53 million from sales of Dragon Age. These increases were partially offset by (1) a $39 million decrease from sales of Rock Band and (2) a $36 million decrease from sales of Spore. We estimate that foreign exchange rates (primarily the British pound sterling) decreased reported Net Revenue before Revenue Deferral by approximately $44 million, or 3 percent, for the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral increased by approximately $138 million, or 9 percent, for the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009.

Revenue Deferral for fiscal year 2010 increased by $509 million, or 108 percent, as compared to fiscal year 2009. From an operational perspective, the increase was primarily driven by (1) a $152 million increase from sales of The Sims, (2) a $125 million increase from sales of FIFA Soccer, and (3) a $70 million increase from sales of Battlefield.

The Recognition of Revenue Deferral for fiscal year 2010 increased $259 million, or 48 percent, as compared to fiscal year 2009. From an operational perspective, the increase was primarily driven by (1) a $124 million increase from sales of The Sims and (2) a $111 million increase from sales of FIFA Soccer.

For fiscal year 2010, Net Revenue in Europe was $1,433 million, driven by FIFA 10, The Sims 3, and Need for Speed Shift. Net Revenue for fiscal year 2010 decreased $156 million, or 10 percent, as compared to fiscal year 2009. From an operational perspective, this decrease was primarily driven by (1) a $39 million decrease from sales of Rock Band, (2) a $35 million decrease from sales of Battlefield, and (3) a $35 million decrease from sales of Spore. We estimate that foreign exchange rates (primarily the British pound sterling) decreased reported Net Revenue by approximately $116 million, or 7 percent, for the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that net revenue decreased by approximately $40 million, or 3 percent, for the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009.

Asia

For fiscal year 2010, Net Revenue before Revenue Deferral in Asia was $222 million, driven by FIFA 10, Battlefield: Bad Company 2, and The Sims 3. Net Revenue before Revenue Deferral for fiscal year 2010 increased by $19 million, or 9 percent, as compared to fiscal year 2009. From an operational perspective, this increase was primarily driven by (1) a $8 million increase from sales of FIFA Soccer, (2) $8 million from sales of EA SPORTS Active, and (3) $7 million from sales of Dragon Age. These increases were partially offset by a $5 million decrease from sales of Mercenaries. We estimate that foreign exchange rates (primarily the Australian dollar) increased reported Net Revenue before Revenue Deferral by approximately $8 million, or 4 percent, for the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral increased by approximately $11 million, or 5 percent, for the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009.

Revenue Deferral for fiscal year 2010 increased $55 million, or 82 percent, as compared to fiscal year 2009. From an operational perspective, the increase was driven by (1) a $15 million increase from sales of The Sims, (2) a $10 million increase from sales of Battlefield, and (3) a $9 million increase from sales of FIFA Soccer.

The Recognition of Revenue Deferral for fiscal year 2010 increased $21 million, or 28 percent, as compared to fiscal year 2009. From an operational perspective, the increase was primarily driven by (1) a $12 million increase from sales of The Sims and (2) a $9 million increase from sales of FIFA Soccer.

For fiscal year 2010, Net Revenue in Asia was $196 million, driven by FIFA 10, The Sims 3, and FIFA Online 2. Net Revenue for fiscal year 2010 decreased by $15 million, or 7 percent, as compared to fiscal year 2009. From an operational perspective, this decrease was primarily driven by a $7 million decrease from sales of Battlefield. We estimate that foreign exchange rates (primarily the Australian dollar) increased reported net revenue by approximately $9 million, or 4 percent, for the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue decreased by approximately $24 million, or 11 percent, for the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009.

Non-GAAP Financial Measures

Net Revenue before Revenue Deferral is a non-GAAP financial measure that excludes the impact of Revenue Deferral and the Recognition of Revenue Deferral on Net Revenue related to packaged goods games and digital content. We defer Net Revenue from sales of certain online-enabled packaged goods and digital content for which we are not able to objectively determine the fair value (as defined by accounting principles generally accepted in the United States for software sales) of the online service that we provided in connection with the sale. We recognize the revenue from these games over the estimated online service period. We also defer Net Revenue from sales of certain online-enabled packaged goods and digital content for which we had an obligation to deliver incremental unspecified digital content in the future without an additional fee. We recognize the revenue for these games on a straight-line basis over the estimated life of the game.

We believe that excluding the impact of Revenue Deferral and the Recognition of Revenue Deferral related to packaged goods games and digital content from our operating results is important to facilitate comparisons between years in understanding our underlying sales performance for the period.

We use this non-GAAP measure internally to evaluate our operating performance, when planning, forecasting and analyzing future periods, and when assessing the performance of our management team. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from or as a substitute for the related financial information prepared in accordance with GAAP. In addition, this non-GAAP financial measure may not be the same as non-GAAP measures presented by other companies.

Cost of Goods Sold

Cost of goods sold for our packaged-goods business consists of (1) product costs, (2) certain royalty expenses for celebrities, professional sports and other organizations and independent software developers, (3) manufacturing royalties, net of volume discounts and other vendor reimbursements, (4) expenses for defective products, (5) write-offs of post-launch prepaid royalty costs, (6) amortization of certain intangible assets, (7) personnel-related costs, and (8) warehousing and distribution costs. We generally recognize volume discounts when they are earned from the manufacturer (typically in connection with the achievement of unit-based milestones), whereas other vendor reimbursements are generally recognized as the related revenue is recognized. Cost of goods sold for our online products consists primarily of data center and bandwidth costs associated with hosting our web sites, credit card fees and royalties for use of third-party properties. Cost of goods sold for our web site advertising business primarily consists of server costs.

Cost of goods sold for fiscal years 2010 and 2009 were as follows (in millions):

March 31, 2010	% of Net Revenue	March 31, 2009	% of Net Revenue	% Change	Change as a % of Net Revenue
$1,866	51.1%	$2,127	50.5%	(12.3%)	0.6%

During fiscal year 2010, cost of goods sold increased by 0.6 percent as a percentage of total net revenue as compared to fiscal year 2009. This increase was primarily due to a $631 million increase in deferred net revenue related to certain online-enabled packaged goods and digital content for the twelve months ended March 31, 2010, as compared to the twelve months ended March 31, 2009. Overall, we estimate the increase in deferred net revenue related to certain online-enabled packaged goods and digital content negatively impacted cost of goods sold as a percent of total net revenue by 7.7 percentage points. The overall increase in cost of goods sold as a percentage of net revenue was partially mitigated by (1) a greater percentage of net revenue from EA studio products, which have a higher margin than our co-publishing and distribution products, which positively impacted cost of goods sold as a percentage of total revenue by approximately 3.1 percent and (2) EA Studio products that we sold which had previously been written down to a lower costs basis and lower inventory write downs on our fiscal year 2010 releases as compared to our fiscal year 2009 releases, which positively impacted cost of goods sold as a percentage of total revenue by approximately 2.1 percent.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs and advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for fiscal years 2010 and 2009 were as follows (in millions):

March 31, 2010	% of Net Revenue	March 31, 2009	% of Net Revenue	$ Change	% Change
$730	20%	$691	16%	$39	6%

Marketing and sales expenses increased by $39 million, or 6 percent, in fiscal year 2010, as compared to fiscal year 2009. The increase was primarily due to an increase of $56 million in marketing, advertising and promotional expenses primarily to support our launch of new franchises and incremental spending on established franchises. This increase was partially offset by an $15 million decrease in personnel-related costs primarily resulting from a decrease in headcount as a result of our cost reduction initiatives.

Marketing and sales expenses included vendor reimbursements for advertising expenses of $39 million and $31 million in fiscal years 2010 and 2009, respectively.

We expect marketing and sales expenses to remain flat in absolute dollars during fiscal year 2011 as compared to fiscal year 2010.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.

General and administrative expenses for fiscal years 2010 and 2009 were as follows (in millions):

March 31, 2010	% of Net Revenue	March 31, 2009	% of Net Revenue	$ Change	% Change
$320	9%	$332	8%	$(12)	(4%)

General and administrative expenses decreased by $12 million, or 4 percent, in fiscal year 2010, as compared to fiscal year 2009 primarily due to (1) a decrease of $14 million in stock-based compensation expense and (2) a decrease of $7 million in additional personnel-related costs resulting from our cost reduction initiatives. These decreases were partially offset by an increase in facilities related expenses primarily due to a $14 million loss on our lease obligation related to the purchase of our Redwood Shores headquarters facilities.

We expect general and administrative expenses to decrease in absolute dollars during fiscal year 2011 as compared to fiscal year 2010, primarily due to lower contracted services and facilities-related expenses, partially offset by higher personnel-related expenses.

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

Research and development expenses for fiscal years 2010 and 2009 were as follows (in millions):

March 31, 2010	% of Net Revenue	March 31, 2009	% of Net Revenue	$ Change	% Change
$1,229	34%	$1,359	32%	$(130)	(10%)

Research and development expenses decreased by $130 million, or 10 percent, in fiscal year 2010, as compared to fiscal year 2009. The decrease was primarily due to (1) a decrease of $82 million in additional personnel-related costs primarily resulting from our cost reduction initiatives, (2) a decrease of $46 million in external development and contracted services, and (3) a decrease of $24 million in stock-based compensation expense. These decreases were partially offset by a $23 million increase in incentive-based compensation expense.

We expect research and development expenses to decrease in absolute dollars during fiscal year 2011 as compared to fiscal year 2010 primarily due to a decrease in external development costs and lower facilities-related expenses.

Restructuring Charges

Restructuring charges for fiscal years 2010 and 2009 were as follows (in millions):

March 31, 2010	% of Net Revenue	March 31, 2009	% of Net Revenue	$ Change	% Change
$140	4%	$80	2%	$60	75%

Fiscal 2010 Restructuring

In fiscal year 2010, we announced details of a restructuring plan to narrow our product portfolio to provide greater focus on titles with higher margin opportunities. Under this plan, we reduced our workforce by approximately 1,200 employees and have been (1) consolidating or closing various facilities, (2) eliminating certain titles, and (3) incurring IT and other costs to assist in reorganizing certain activities. The majority of these actions were completed by March 31, 2010.

During fiscal year 2010, we incurred $116 million of restructuring charges, of which (1) $62 million were for employee-related expenses, (2) $32 million related to intangible asset impairment costs, abandoned rights to intellectual property, and other costs to assist in the reorganization of our business support functions, and (3) $22 million related to the closure of certain of our facilities. In fiscal year 2011, we anticipate incurring between $15 million and $20 million of restructuring charges related to the fiscal 2010 restructuring.

Overall, including charges incurred through March 31, 2010, we expect to incur total cash and non-cash charges between $140 million and $145 million by March 31, 2012. These charges consist primarily of (1) employee-related costs (approximately $65 million), (2) intangible asset impairment costs, abandoned rights to intellectual property costs, and other costs to assist in the reorganization of our business support functions (approximately $35 million), (3) facilities exit costs (approximately $25 million), and (4) other reorganizational costs including IT and consulting costs (approximately $20 million).

Fiscal 2009 Restructuring

During fiscal year 2010, we incurred $14 million of restructuring charges, primarily for facilities-related expenses. During fiscal year 2009, we incurred $41 million of restructuring charges, of which $32 million was for employee-related expenses and $7 million was for facilities-related expenses. We do not expect to incur any additional restructuring charges under this plan.

Fiscal 2008 Reorganization

During fiscal year 2010, we incurred $10 million of reorganization charges, primarily related to other expenses, including contracted services costs to assist in the reorganization of our business support functions. During fiscal year 2009, we incurred $34 million of reorganization charges, of which $22 million was for facilities-related expenses and $12 million related to other expenses, including contracted services costs to assist in the reorganization of our business support functions. We do not expect to incur any additional charges under this plan.

Amortization of Intangibles

Amortization of intangibles for fiscal years 2010 and 2009 was as follows (in millions):

March 31, 2010	% of Net Revenue	March 31, 2009	% of Net Revenue	$ Change	% Change
$53	1%	$58	1%	$(5)	(9%)

Amortization of intangibles decreased by $5 million, or 9 percent, in fiscal year 2010, as compared to fiscal year 2009, primarily due to a change in the estimated useful lives of certain intangibles. This decrease is partially offset by the amortization of intangibles related to our acquisition of Playfish.

Acquired In-Process Technology

Prior to the adoption of FASB ASC 805, upon consummation of an acquisition, we generally incurred a charge for the related acquired in-process technology, as reflected in our Consolidated Statements of Operations. The development of a majority of the projects for which we incurred an acquired-in process technology charge in connection with our acquisition of VGH were either completed or did not reach technological feasibility and therefore were abandoned. As of March 31, 2010, we had one project in connection with our acquisition of VGH that continued to be in-process. See Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

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

Goodwill Impairment

Adverse economic conditions, including the decline in our market capitalization and our expected financial performance at the time, indicated that a potential impairment of goodwill existed during the fiscal year ended March 31, 2009. As a result, we performed goodwill impairment tests for our reporting units. As a result of the goodwill impairment analysis, we determined that our EA Mobile reporting unit’s goodwill was impaired. Substantially all of our goodwill associated with our EA Mobile reporting unit was derived from our fiscal 2006 acquisition of JAMDAT Mobile Inc. During the fiscal year ended March 31, 2009, we recognized a goodwill impairment charge of $368 million related to our EA Mobile reporting unit. During the fiscal year ended March 31, 2010, we performed our annual goodwill impairment test for our reporting units, and we determined that there were no indicators of impairment to our goodwill. There were no events or circumstances subsequent to the completion of our impairment testing that indicated an assessment was necessary.

Losses on Strategic Investments, Net

Losses on strategic investments, net for fiscal years 2010 and 2009 were as follows (in millions):

March 31, 2010	% of Net Revenue	March 31, 2009	% of Net Revenue	$ Change	% Change
$(26)	(1%)	$(62)	(1%)	$36	58%

During the fiscal year ended March 31, 2010, losses on strategic investments, net decreased by $36 million, or 58 percent, as compared to the fiscal year ended March 31, 2009. We recognized a $26 million impairment charge on our investment in The9 during the fiscal year ended March 31, 2010.

During the fiscal year ended March 31, 2009, we recognized (1) $40 million of impairment charges on our investments in Neowiz’s common and preferred shares and (2) a $27 million impairment charge on our investment in The9. These charges were offset by a $5 million dividend received from our investment in The9.

Interest and Other Income, Net

Interest and other income, net, for fiscal years 2010 and 2009 were as follows (in millions):

March 31, 2010	% of Net Revenue	March 31, 2009	% of Net Revenue	$ Change	% Change
$6	—	$34	1%	$(28)	(82%)

For fiscal year 2010, interest and other income, net, decreased by $28 million, or 82 percent, as compared to fiscal year 2009, primarily due to a decrease in interest income resulting from lower yields and balances on our cash and cash equivalents and short-term investments.

Income Taxes

Income tax provision (benefit) for fiscal years 2010 and 2009 were as follows (in millions):

March 31, 2010	Effective Tax Rate	March 31, 2009	Effective Tax Rate	% Change
$(29)	(4.1%)	$233	27.2%	(112%)

Our effective income tax rate was a tax benefit of 4.1 percent for fiscal year 2010. Our effective income tax rate was 27.2 percent for fiscal year 2009. In fiscal year 2010, our effective tax rate differed from the U.S. statutory tax rate of 35.0 percent due primarily to U.S. losses for which no benefit is recognized, tax charges related to our integration of Playfish, non-U.S. losses with a reduced or zero tax benefit and non-deductible stock-based compensation expenses, partially offset by benefits related to the resolution of examinations by taxing authorities and reductions in the valuation allowance on U.S. deferred tax assets. In fiscal year 2009, we recorded a tax provision instead of a tax benefit on the pre-tax loss due primarily to the deferred tax valuation allowance. Our effective tax rate in fiscal 2009 differed from the U.S. statutory tax rate of 35.0 percent due primarily to the deferred tax valuation allowance, non-deductible goodwill impairment, non-deductible stock-based compensation expenses, non-deductible losses on strategic investments, losses in jurisdictions with tax rates lower than the U.S. rate of 35.0 percent, and a loss on facility impairment for which the future tax benefit is uncertain and not more likely than not to be realized.

Our effective income tax rates for fiscal year 2011 and future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as acquisitions and intercompany transactions, changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, changes in or termination of our agreements with tax authorities, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax provision will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile.

Certain taxable temporary differences that are not expected to reverse during the carry forward periods permitted by tax law cannot be considered as a source of future taxable income that may be available to realize the benefit of deferred tax assets. For example, in determining the valuation allowance we recorded at June 30, 2009, we did not include as a source of future taxable income the taxable temporary difference related to the accumulated tax depreciation on our headquarters facilities in Redwood City, California. On July 13, 2009, we purchased our Redwood Shores headquarters facilities concurrent with the expiration and extinguishment of the lessor’s financing agreements. These facilities were subject to lease obligations to non-affiliated parties which expired in July 2009, and had been accounted for as operating leases. The total amount paid under the terms of the leases was $247 million, of which $233 million related to the purchase price of the facilities and $14 million was for the loss on our lease obligation. Therefore, in the fiscal quarter ended September 30, 2009, we recorded a tax benefit of approximately $31 million, consisting of approximately $6 million related to the loss on our lease obligation and a $25 million reduction in our valuation allowance due to the inclusion of a significant portion of the remaining taxable temporary difference as a source of future taxable income.

The Worker, Homeownership and Business Assistance Act of 2009 (“the Act”) was signed into law on November 6, 2009. The Act provides that taxpayers may elect to increase the carry back period for tax losses incurred in a taxable year beginning or ending in either 2008 or 2009. During the fiscal quarter ended December 31, 2009, we elected to increase the carry back period for tax losses incurred in fiscal year 2009. This election resulted in a reduction in the valuation allowance on our U.S. deferred tax assets due to an increase in the sources of taxable income from the extended carry back period. As a result, we recorded a tax benefit of approximately $28 million in the fiscal quarter ended December 31, 2009 for the reduction in the valuation allowance.

We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes have been provided thereon. We currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the United States.

Comparison of Fiscal 2009 to Fiscal 2008

Net Revenue

From a geographical perspective, our total Net Revenue for the fiscal years ended March 31, 2009 and 2008 was as follows (in millions):

	Year Ended March 31,
	2009				2008
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Net Revenue before Revenue Deferral	$2,362	$1,521	$203	$4,086	$2,100	$1,710	$210	$4,020
Revenue Deferral	(538)	(472)	(67)	(1,077)	(571)	(548)	(67)	(1,186)
Recognition of Revenue Deferral	588	540	75	1,203	413	379	39	831

Net Revenue	$2,412	$1,589	$211	$4,212	$1,942	$1,541	$182	$3,665

For fiscal year 2009, Net Revenue before Revenue Deferral was $4,086 million, driven by Rock Band, FIFA 09, and Madden NFL 09. Net Revenue before Revenue Deferral for fiscal year 2009 increased $66 million, or 2 percent, as compared to fiscal year 2008. From an operational perspective, this increase was primarily driven by (1) a $270 million increase from sales of Rock Band and (2) $115 million from sales of Spore, which was released in fiscal year 2009 with no comparable release in fiscal year 2008. These increases were partially offset by (1) a $183 million decrease from sales of The Sims and (2) a $146 million decrease from sales of The Simpsons, which was released in fiscal year 2008 with no comparable release in fiscal year 2009.

Revenue Deferral for fiscal year 2009 decreased $109 million, or 9 percent, as compared to fiscal year 2008. From an operational perspective, the decrease was primarily driven by (1) a $61 million decrease from sales of

FIFA Soccer, (2) a $54 million decrease from sales of Medal of Honor, (3) a $42 million decrease from sales of NBA Live, and (4) a $29 million decrease from sales of Army of Two™, which was released in fiscal year 2008 with no comparable release in fiscal year 2009. These decreases were partially offset by $87 million from sales of Spore.

The Recognition of Revenue Deferral for fiscal year 2009 increased $372 million, or 45 percent, as compared to fiscal year 2008. Starting in fiscal year 2008, since VSOE did not exist for our online service, we began to recognize all of the Net Revenue from bundled sales on a deferred basis over an estimated online service period, which generally is estimated to be six months beginning in the month after shipment. As a result, in fiscal year 2008 we recognized $831 million of Revenue Deferral related to packaged goods and digital content from fiscal year 2008 sales and did not have any recognition of Revenue Deferral related to packaged goods and digital content from fiscal year 2007 sales. However, in fiscal year 2009, we recognized revenue of $354 million from sales made in fiscal year 2008 and revenue of $849 million from sales made in fiscal year 2009. From an operational perspective, this increase was primarily driven by (1) $83 million from sales of Spore, (2) a $44 million increase from sales of Need for Speed, and (3) a $39 million increase from sales of Army of Two.

For fiscal year 2009, Net Revenue was $4,212 million, driven by Rock Band, FIFA 09, and Rock Band 2. Net Revenue for fiscal year 2009 increased $547 million, or 15 percent, as compared to fiscal year 2008. From an operational perspective, this increase was primarily driven by (1) a $270 million increase from sales of Rock Band and (2) $110 million from sales of Spore, and (3) an $82 million increase from sales of Battlefield.

North America

For fiscal year 2009, Net Revenue before Revenue Deferral in North America was $2,362 million, driven by Rock Band 2, Madden NFL 09, and Rock Band. Net Revenue before Revenue Deferral for fiscal year 2009 increased $262 million, or 12 percent, as compared to fiscal year 2008. From an operational perspective, this increase was primarily driven by (1) a $184 million increase from sales of Rock Band and (2) $63 million from sales of Spore.

Revenue Deferral for fiscal year 2009 decreased $33 million, or 6 percent, as compared to fiscal year 2008. From an operational perspective, the decrease was primarily driven by (1) a $28 million decrease from sales of NBA Live, (2) a $24 million decrease from sales of Madden NFL Football, (3) a $20 million decrease from sales of Medal of Honor, (4) a $16 million decrease from sales of FIFA Soccer, and (5) a $14 million decrease from sales of Army of Two. These decreases were partially offset by (1) $46 million from sales of Spore and (2) $21 million from sales of Warhammer.

The Recognition of Revenue Deferral for fiscal year 2009 increased $175 million, or 42 percent, as compared to fiscal year 2008. From an operational perspective, the increase was primarily driven by (1) $43 million from sales of Spore, (2) a $19 million increase from sales of Army of Two, and (3) $14 million from sales of Warhammer.

For fiscal year 2009, Net Revenue in North America was $2,412 million, driven by Rock Band 2, Rock Band, and Madden NFL 09. Net Revenue for fiscal year 2009 increased $470 million, or 24 percent, as compared to fiscal year 2008. From an operational perspective, this increase was primarily driven by (1) a $184 million increase from sales of Rock Band and (2) $60 million from sales of Spore.

Europe

For fiscal year 2009, Net Revenue before Revenue Deferral in Europe was $1,521 million, driven by FIFA 09, Need for Speed Undercover, and Rock Band. Net Revenue before Revenue Deferral for fiscal year 2009 decreased $189 million, or 11 percent, as compared to fiscal year 2008. From an operational perspective, this decrease was primarily driven by (1) a $123 million decrease from sales of The Sims, (2) a $91 million decrease from sales of The Simpsons, (3) a $69 million decrease from sales of Need for Speed, and (4) a $63 million decrease from sales of Harry Potter. These decreases were partially offset by (1) a $79 million increase from sales of Rock Band, (2) $45 million from sales of Spore, and (3) a $34 million increase from sales of FIFA Soccer. We estimate that foreign exchange rates (primarily the British pound sterling) decreased reported Net Revenue before Revenue Deferral by approximately $37 million, or 2 percent, for the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral decreased by approximately $152 million, or 9 percent, for the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008.

Revenue Deferral for fiscal year 2009 decreased by $76 million, or 14 percent, as compared to fiscal year 2008. From an operational perspective, the decrease was primarily driven by (1) a $46 million decrease from sales of FIFA Soccer, (2) a $29 million decrease from sales of Medal of Honor, (3) a $16 million decrease from sales of Crysis®, and (4) a $15 million decrease from sales of Burnout™. These decreases were partially offset by $36 million of sales from Spore.

The Recognition of Revenue Deferral for fiscal year 2009 increased $161 million, or 42 percent, as compared to fiscal year 2008. From an operational perspective, the increase was primarily driven by (1) $35 million from sales of Spore, (2) a $29 million increase from sales of Need for Speed, and (3) a $16 million increase from sales of Battlefield.

For fiscal year 2009, Net Revenue in Europe was $1,589 million, driven by FIFA 09, Need for Speed Undercover, and Rock Band. Net Revenue for fiscal year 2009 increased $48 million, or 3 percent, as compared to fiscal year 2008. From an operational perspective, this increase was primarily driven by (1) a $79 million increase from sales of Rock Band, (2) a $58 million increase from sales of FIFA Soccer, and (3) $44 million from sales of Spore. These increases were partially offset by a $123 million decrease from sales of The Sims. We estimate that foreign exchange rates (primarily the British pound sterling) decreased reported Net Revenue by approximately $19 million, or 1 percent, for the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue increased by approximately $67 million, or 4 percent, for the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008.

Asia

For fiscal year 2009, Net Revenue before Revenue Deferral in Asia was $203 million, driven by FIFA 09, Need for Speed Undercover, and Battlefield: Bad Company. Net Revenue before Revenue Deferral for fiscal year 2009 decreased by $7 million, or 3 percent, as compared to fiscal year 2008. From an operational perspective, this decrease was primarily driven by (1) an $11 million decrease from sales of The Simpsons and (2) a $10 million decrease from sales of Medal of Honor. These decreases were partially offset by (1) a $7 million increase from sales of FIFA Soccer and (2) a $6 million increase from sales of Rock Band. We estimate that foreign exchange rates (particularly the Australian dollar) decreased reported Net Revenue before Revenue Deferral by approximately $14 million, or 7 percent, for the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral increased by approximately $7 million, or 4 percent, for the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008.

Revenue Deferral for fiscal year 2009 remained unchanged as compared to fiscal year 2008.

The Recognition of Revenue Deferral for fiscal year 2009 increased $36 million, or 92 percent, as compared to fiscal year 2008. From a franchise perspective, the increase was primarily driven by (1) a $6 million increase from sales of Need for Speed, (2) a $5 million increase from sales of FIFA Soccer, and (3) $5 million from sales of Spore.

For fiscal year 2009, Net Revenue in Asia was $211 million, driven by FIFA 09, Need for Speed Undercover, and Need for Speed ProStreet. Net Revenue for fiscal year 2009 increased by $29 million, or 16 percent, as compared to fiscal year 2008. From an operational perspective, this increase was primarily driven by (1) an $11 million increase from sales of FIFA Soccer, (2) a $7 million increase from sales of Battlefield, and (3) a $6 million increase from sales of Rock Band. We estimate that foreign exchange rates (particularly the Australian dollar) decreased reported Net Revenue by approximately $10 million, or 5 percent, for the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue increased by approximately $39 million, or 21 percent, for the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008.

Non-GAAP Financial Measures

See “Non-GAAP Financial Measures” above for more information on our use of Net Revenue before Revenue Deferral as a measure of our operating results.

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

The overall increase in cost of goods sold as a percentage of net revenue was mitigated by an increase of $372 million in the Recognition of Revenue Deferral and a $109 million decrease in the Revenue Deferral, as discussed in the “Net Revenue” section above, which decreased the cost of goods sold as a percent of total net revenue by approximately 6 percent.

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

Research and development expenses increased by $214 million, or 19 percent, in fiscal year 2009, as compared to fiscal year 2008. The increase was primarily due to (1) higher external development costs of $120 million due to a greater number of projects in development as compared to the prior year and the recognition of costs related to our acquisition of VGH for all of fiscal year 2009 compared to approximately three months in fiscal year 2008, (2) an increase of $66 million in additional personnel-related costs primarily resulting from an increase in headcount prior to actions taken under our fiscal 2009 restructuring, (3) an increase of $43 million in stock-based compensation expense, and (4) an increase in facilities-related expenses of $8 million to support our research and development functions worldwide. These increases were partially offset by a decrease of $26 million in incentive-based compensation expense.

Goodwill Impairment

Adverse economic conditions, including the decline in our market capitalization and our expected financial performance at the time, indicated that a potential impairment of goodwill existed during the fiscal year ended March 31, 2009. As a result, we performed goodwill impairment tests for our reporting units. As a result of the goodwill impairment analysis, we determined that our EA Mobile reporting unit’s goodwill was impaired. Substantially all of our goodwill associated with our EA Mobile reporting unit was derived from our fiscal 2006 acquisition of JAMDAT Mobile Inc. During the fiscal year ended March 31, 2009, we recorded a goodwill impairment charge of $368 million related to our EA Mobile reporting unit.

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

During fiscal year 2009, we incurred $41 million of restructuring charges, of which $32 million was for employee-related expenses and $7 million was for facilities-related expenses.

Fiscal 2008 Reorganization

During fiscal year 2009, we incurred $34 million of reorganization charges, of which $22 million was for facilities-related expenses and $12 million related to other expenses, including contracted services costs to assist in the reorganization of our business support functions. During the fiscal year 2008, we incurred $97 million of reorganization charges, of which $58 million was for facilities-related expenses, $27 million was other expenses including contracted services costs to assist in the reorganization of our business support functions, and $12 million was employee-related expenses.

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

Acquired In-Process Technology

Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have an alternative future use. Accordingly, prior to the adoption of FASB ASC 805, upon consummation of an acquisition, we generally incurred a charge for the related acquired in-process technology, as reflected in our Consolidated Statements of Operations. See Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

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

During the fiscal year ended March 31, 2009, losses on strategic investments, net decreased by $56 million, or 47 percent, as compared to the year ended March 31, 2008. We recognized (1) a $40 million impairment charge on our investments in Neowiz’s common and preferred shares and (2) a $27 million impairment charge on our investment in The9 during the fiscal year ended March 31, 2009. These charges were partially offset by a $5 million dividend received from our investment in The9.

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

Income Taxes

Income tax provision (benefit) for fiscal years 2009 and 2008 were as follows (in millions):

March 31, 2009	Effective Tax Rate	March 31, 2008	Effective Tax Rate	% Change
$233	27.2%	$(53)	(10.3%)	(540%)

In fiscal year 2009, we recorded a tax provision instead of a tax benefit on the pre-tax loss due primarily to the deferred tax valuation allowance. Our effective income tax provision rate was 27.2 percent for fiscal year 2009. Our effective income tax was a benefit of 10.3 percent for fiscal year 2008. In fiscal year 2009, our effective tax rate differed from the U.S. statutory tax rate of 35.0 percent due primarily to the deferred tax valuation allowance, non-deductible goodwill impairment, non-deductible stock-based compensation expenses, non-deductible losses on strategic investments, losses in jurisdictions with tax rates lower than the U.S. rate of 35.0 percent, and a loss on facility impairment for which the future tax benefit is uncertain and not more likely than not to be realized. In fiscal year 2008, our effective income tax rate differed from the U.S. statutory rate of 35.0 percent due primarily to non-deductible acquisition-related costs, losses on strategic investments, a loss on facility impairment for which the future tax benefit is uncertain and not more likely than not to be realized, and certain non-deductible stock-based compensation expenses.

Impact of Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimated selling prices. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-13 to have a material impact on our Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements that Include Software Elements. This guidance modifies the scope of FASB ASC subtopic 965-605, Software-Revenue Recognition, to exclude from its requirements non-software components of tangible products and software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-14 to have a material impact on our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

	As of March 31,		Decrease
(In millions)	2010	2009
Cash and cash equivalents	$1,273	$1,621	$(348)
Short-term investments	432	534	(102)
Marketable equity securities	291	365	(74)

Total	$1,996	$2,520	$(524)

Percentage of total assets	43%	54%

	Year Ended March 31,		Increase / (Decrease)
(In millions)	2010	2009
Cash provided by operating activities	$152	$12	$140
Cash provided by (used in) investing activities	(572)	23	(595)
Cash provided by financing activities	53	91	(38)
Effect of foreign exchange on cash and cash equivalents	19	(58)	77

Net increase (decrease) in cash and cash equivalents	$(348)	$68	$(416)

Changes in Cash Flow

During fiscal year 2010, we generated $152 million of cash from operating activities as compared to generating $12 million for fiscal year 2009. The increase in cash provided by operating activities for fiscal year 2010 as compared to fiscal year 2009 was primarily due to decreases in personnel-related costs and external development and contracted services as part of our cost reduction initiatives, as well as a reduction in incentive-based compensation payments.

For fiscal year 2010, we generated $710 million of cash proceeds from maturities and sales of short-term investments. Our primary use of cash in non-operating activities consisted of (1) $611 million used to purchase short-term investments, (2) $305 million in capital expenditures, of which $233 million was used to purchase our Redwood Shores headquarters facilities, (3) $283 million used for acquisitions, of which $275 million, net of cash acquired, was used to fund our acquisition of Playfish, and (4) a $100 million increase in acquisition-related restricted cash for contingent consideration in connection with our acquisition of Playfish.

Short-term Investments and Marketable Equity Securities

Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of March 31, 2010, our short-term investments had gross unrealized gains of $2 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business combinations or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

The fair value of our marketable equity securities decreased to $291 million as of March 31, 2010, from $365 million as of March 31, 2009. This decrease was due to (1) a $31 million decrease in the unrealized gains on our investments, (2) impairment charges of $26 million recognized on our investment in The9, and (3) a $17 million decrease in the cost basis of our investment in The9 resulting from the sale of a portion of this investment.

Receivables, Net

Our gross accounts receivable balances were $423 million and $333 million as of March 31, 2010 and 2009, respectively. The increase in our accounts receivable balance was primarily due to higher sales volumes in the fourth quarter of fiscal year 2010 as compared to the fourth quarter of fiscal year 2009. Reserves for sales returns, pricing allowances and doubtful accounts as of March 31, 2010 and 2009 was flat at $217 million. As a percentage of trailing nine month net revenue, reserves increased from 6 percent as of March 31, 2009, to 7 percent as of March 31, 2010. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.

Inventories

Inventories decreased to $100 million as of March 31, 2010 from $217 million as of March 31, 2009, primarily as a result of lower Rock Band inventory.

Other Current Assets and Other Assets

Other current assets increased to $239 million as of March 31, 2010, from $216 million as of March 31, 2009, while other assets increased to $175 million as of March 31, 2010 from $115 million as of March 31, 2009. Other current assets and other assets combined, increased by $83 million primarily due to a $100 million increase in acquisition-related restricted cash for contingent consideration in connection with our acquisition of Playfish.

Accounts Payable

Accounts payable decreased to $91 million as of March 31, 2010, from $152 million as of March 31, 2009, primarily due to payments related to our inventory purchases and royalty payables.

Accrued and Other Current Liabilities

Our accrued and other current liabilities decreased to $717 million as of March 31, 2010 from $723 million as of March 31, 2009. The $6 million decrease was primarily due to a $93 million decrease in accrued royalties. This decrease was partially offset by (1) a $39 million increase in contingent consideration in connection with our acquisition of Playfish and (2) an increase of $35 million in our accrued compensation and benefits.

Deferred income taxes, net

Our net deferred income tax asset position increased by $22 million as of March 31, 2010 as compared to March 31, 2009 primarily due to (1) an increase of $12 million for tax credit and loss carryovers in Canada and the United Kingdom and (2) a net increase of $5 million in U.S. deferred taxes for decreases in the valuation allowance offset by changes in the netting of deferred taxes with liabilities for unrecognized tax benefits.

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

The loan financing arrangements supporting our Redwood City headquarters leases, described in the “Off-Balance Sheet Commitments” section below, expired in July 2009. On July 13, 2009, we purchased our Redwood Shores headquarters facilities comprised of approximately 660,000 square feet concurrent with the expiration and extinguishment of the lessor’s financing agreements. These facilities were subject to lease obligations to non-affiliated parties, which expired in July 2009, and had previously been accounted for as operating leases. The total amount paid under the terms of the leases was $247 million, of which $233 million related to the purchase price of the facilities and $14 million was for the loss on our lease obligation.

As of March 31, 2010, approximately $734 million of our cash, cash equivalents, and short-term investments and $161 million of our marketable equity securities were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

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

In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter); National Football League Properties, PLAYERS Inc., and Red Bear Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); ESPN (content in EA SPORTS games); Hasbro, Inc. (most of Hasbro’s toy and game intellectual properties); and the Estate of Robert Ludlum (Robert Ludlum novels and films). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations as of March 31, 2010, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations
Fiscal Year Ending March 31,	Leases(a)	Developer/ Licensor Commitments(b)	Marketing	Other Purchase Obligations	Total
2011	$46	$253	$91	$2	$392
2012	39	244	53	1	337
2013	32	164	47	—	243
2014	23	12	27	—	62
2015	18	13	15	—	46
Thereafter	23	607	92	—	722

Total	$181	$1,293	$325	$3	$1,802

(a)

See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information. Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $13 million due in the future under non-cancelable sub-leases.

(b)

Developer/licensor commitments include $13 million of commitments that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Consolidated Balance Sheet as of March 31, 2010 because payment is not contingent upon performance by the developer or licensor.

The amounts represented in the table above reflect our minimal cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Consolidated Financial Statements.

In addition to what is included in the table above as of March 31, 2010, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $277 million, of which approximately $35 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

In connection with our acquisition of Playfish on November 9, 2009, we may be required to pay additional variable cash consideration that is contingent upon the achievement of certain performance milestones through December 31, 2011. The additional consideration is limited to a maximum of $100 million.

Subsequent to March 31, 2010, we entered into various licensor and development agreements with third parties, which contingently commits us to pay up to $170 million at various dates through fiscal year 2016. No single licensor and development agreement represented greater than one-third of the total $170 million.

Related Person Transaction

Prior to becoming Chief Executive Officer of Electronic Arts, John Riccitiello was a co-founder and Managing Partner of Elevation Partners, L.P., and also served as Chief Executive Officer of VGH, which we acquired in January 2008. At the time of the acquisition, Mr. Riccitiello held an indirect financial interest in VGH resulting from his interest in the entity that controlled Elevation Partners, L.P. and his interest in a limited partner of Elevation Partners, L.P. Elevation Partners, L.P. was a significant stockholder of VGH. As a result of the acquisition, Mr. Riccitiello’s financial returns related to these interests, including returns of deemed capital contributions, were $2.4 million through May 2008 (some of which Mr. Riccitiello could be required to return depending on the performance of the Elevation entities). Mr. Riccitiello has not received any additional payments related to the VGH acquisition to date. However, he could receive up to an additional $1.6 million plus any interest or other amounts earned thereon. This amount could be reduced, however, by a variety of factors, including investment losses of Elevation, if any, as well as certain expenses of Elevation that could offset partnership profits. Upon his separation from Elevation Partners, L.P., Mr. Riccitiello ceased to have any further control or influence over these factors.

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

OFF-BALANCE SHEET COMMITMENTS

Lease Commitments

As of March 31, 2010, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

On July 13, 2009, we purchased our Redwood Shores headquarters facilities comprised of approximately 660,000 square feet concurrent with the expiration and extinguishment of the lessor’s financing agreements. These facilities were subject to lease obligations to non-affiliated parties, which expired in July 2009, and had previously been accounted for as operating leases. The total amount paid under the terms of the leases was $247 million, of which $233 million related to the purchase price of the facilities and $14 million was for the loss on our lease obligation. Subsequent to our purchase, we classified the facilities on our Consolidated Balance Sheet as property and equipment, net and depreciate the facilities acquired, excluding land, on a straight-line basis over the estimated useful lives.

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

Foreign Currency Exchange Rate Risk

Cash Flow Hedging Activities.    From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in our Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in fair value of these hedge is subsequently reclassified into net revenue or research and development expenses, as appropriate in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income, net, in our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income, net, on our Consolidated Statements of Operations. Our hedging programs are designed to reduce, but do not entirely eliminate the impact of currency exchange rate movements in net revenue and research and development expenses. As of March 31, 2010, we had foreign currency option contracts to purchase approximately $18 million in foreign currency and to sell approximately $30 million of foreign currencies. All of the foreign currency option contracts outstanding as of March 31, 2010 will mature in the next 12 months. As of March 31, 2009, we had foreign currency option contracts to purchase approximately $19 million in foreign currency and to sell approximately $65 million of foreign currencies. As of March 31, 2010 and 2009, these foreign currency option contracts outstanding had a total fair value of $2 million in each year and are included in other current assets.

Balance Sheet Hedging Activities.    We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or other current liabilities in our Consolidated Balance Sheets, and gains and losses from changes in fair value are reported in interest and other income, net, in our Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income, net, in our Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign-currency-denominated monetary asset or liability, in which case our results will be impacted. As of March 31, 2010, we had foreign currency forward contracts to purchase and sell approximately $431 million in foreign currencies. Of this amount, $293 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $127 million to purchase foreign currency in exchange for U.S. dollars and $11 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2009, we had foreign currency forward contracts to purchase and sell approximately $63 million in foreign currencies. Of this amount, $53 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $7 million to purchase foreign currencies in exchange for U.S. dollars and $3 million to sell foreign currencies in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was immaterial as of March 31, 2010 and March 31, 2009.

We believe the counterparties to these foreign currency forward and foreign currency option contracts are creditworthy multinational commercial banks. While we believe the risk of counterparty nonperformance is not material, the disruption in the global financial markets has impacted some of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could affect our ability to secure credit-worthy counterparties for our foreign currency hedging programs.

Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of March 31, 2010, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential declines in the fair value of the premiums on our foreign currency option contracts used in cash flow hedging of $1 million in both scenarios. A hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $42 million and $63 million, respectively, as of March 31, 2010. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

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

As of March 31, 2010 and 2009, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of March 31, 2010 and 2009 (in millions):

	As of March 31,
	2010	2009
Corporate bonds	$233	$131
U.S. agency securities	115	109
U.S. Treasury securities	83	200
Commercial paper	1	79
Asset-backed securities	—	15

Total short-term investments	$432	$534

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of March 31, 2010, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 31, 2010	Valuation of Securities Given an Interest Rate Increase of X Basis Points
(In millions)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$237	$236	$234	$233	$231	$229	$228
U.S. agency securities	117	116	115	115	114	114	113
U.S. Treasury securities	85	85	84	83	83	82	82
Commercial paper	1	1	1	1	1	1	1

Total short-term investments	$440	$438	$434	$432	$429	$426	$424

The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of March 31, 2009, arising from selected potential changes in interest rates.

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

Market Price Risk

The fair value of our marketable equity securities in publicly traded companies is subject to market price volatility and foreign currency risk for investments denominated in foreign currencies. As of March 31, 2010 and March 31, 2009, our marketable equity securities were classified as available-for-sale securities and, consequently, were recorded in our Consolidated Balance Sheets at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities was $291 million and $365 million as of March 31, 2010 and March 31, 2009, respectively.

Our marketable equity securities have been, and may continue to be, adversely impacted by volatility in the public stock markets. At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of March 31, 2010, arising from changes in market prices of plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given an X Percentage Decrease in Each Stock’s Market Price			Fair Value as of March 31, 2010	Valuation of Securities Given an X Percentage Increase in Each Stock’s Market Price
(In millions)	(75%)	(50%)	(25%)		25%	50%	75%
Marketable equity securities	$73	$146	$218	$291	$364	$437	$509

The following table presents hypothetical changes in the fair value of our marketable equity securities as of March 31, 2009, arising from changes in market prices of plus or minus 25 percent, 50 percent and 75 percent.

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

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	March 31, 2010	March 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$1,273	$1,621
Short-term investments	432	534
Marketable equity securities	291	365
Receivables, net of allowances of $217 in each year	206	116
Inventories	100	217
Deferred income taxes, net	44	51
Other current assets	239	216

Total current assets	2,585	3,120

Property and equipment, net	537	354
Goodwill	1,093	807
Acquisition-related intangibles, net	204	221
Deferred income taxes, net	52	61
Other assets	175	115

TOTAL ASSETS	$4,646	$4,678

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$91	$152
Accrued and other current liabilities	717	723
Deferred net revenue (packaged goods and digital content)	766	261

Total current liabilities	1,574	1,136

Income tax obligations	242	268
Deferred income taxes, net	2	42
Other liabilities	99	98

Total liabilities	1,917	1,544

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 330 and 323 shares issued and outstanding, respectively	3	3
Paid-in capital	2,375	2,142
Retained earnings	123	800
Accumulated other comprehensive income	228	189

Total stockholders’ equity	2,729	3,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,646	$4,678

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In millions, except per share data)	2010	2009	2008

Net revenue	$3,654	$4,212	$3,665
Cost of goods sold	1,866	2,127	1,805

Gross profit	1,788	2,085	1,860

Operating expenses:
Marketing and sales	730	691	588
General and administrative	320	332	339
Research and development	1,229	1,359	1,145
Restructuring charges	140	80	103
Amortization of intangibles	53	58	34
Acquisition-related contingent consideration	2	—	—
Goodwill impairment	—	368	—
Certain abandoned acquisition-related costs	—	21	—
Acquired in-process technology	—	3	138

Total operating expenses	2,474	2,912	2,347

Operating loss	(686)	(827)	(487)
Losses on strategic investments, net	(26)	(62)	(118)
Interest and other income, net	6	34	98

Loss before provision for (benefit from) income taxes	(706)	(855)	(507)
Provision for (benefit from) income taxes	(29)	233	(53)

Net loss	$(677)	$(1,088)	$(454)

Net loss per share:
Basic and Diluted	$(2.08)	$(3.40)	$(1.45)
Number of shares used in computation:
Basic and Diluted	325	320	314

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

(In millions, share data in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2007	311,038	$3	$1,412	$2,323	$294	$4,032

Cumulative effect of adjustments resulting from the adoption of FASB ASC 740	—	—	14	19	—	33

Adjusted balances as of March 31, 2007	311,038	$3	$1,426	$2,342	$294	$4,065

Net loss	—	—	—	(454)	—	(454)
Change in unrealized gains (losses) on investments, net	—	—	—	—	146	146
Reclassification adjustment for losses (gains) realized on investments, net	—	—	—	—	105	105
Change in unrealized gains (losses) on derivative instruments, net	—	—	—	—	(5)	(5)
Reclassification adjustment for losses (gains) realized on derivative instruments, net	—	—	—	—	2	2
Translation adjustment	—	—	—	—	42	42

Comprehensive loss						$(164)

Issuance of common stock	6,643	—	184	—	—	184
Stock-based compensation	—	—	150	—	—	150
Tax benefit from exercise of stock options	—	—	45	—	—	45
Assumption of stock options in connection with acquisition	—	—	59	—	—	59

Balances as of March 31, 2008	317,681	$3	$1,864	$1,888	$584	$4,339

Net loss	—	—	—	(1,088)	—	(1,088)
Change in unrealized gains (losses) on investments, net	—	—	—	—	(366)	(366)
Reclassification adjustment for losses (gains) realized on investments, net	—	—	—	—	55	55
Change in unrealized gains (losses) on derivative instruments, net	—	—	—	—	14	14
Reclassification adjustment for losses (gains) realized on derivative instruments, net	—	—	—	—	(10)	(10)
Translation adjustment	—	—	—	—	(88)	(88)

Comprehensive loss						$(1,483)

Issuance of common stock	5,161	—	73	—	—	73
Stock-based compensation	—	—	203	—	—	203
Tax benefit from exercise of stock options	—	—	2	—	—	2

Balances as of March 31, 2009	322,842	$3	$2,142	$800	$189	$3,134

Net loss	—	—	—	(677)	—	(677)
Change in unrealized gains (losses) on investments, net	—	—	—	—	(54)	(54)
Reclassification adjustment for losses (gains) realized on investments, net	—	—	—	—	21	21
Change in unrealized gains (losses) on derivative instruments, net	—	—	—	—	(2)	(2)
Reclassification adjustment for losses (gains) realized on derivative instruments, net	—	—	—	—	1	1
Translation adjustment	—	—	—	—	73	73

Comprehensive loss						$(638)

Issuance of common stock	6,745	—	21	—	—	21
Stock-based compensation	—	—	187	—	—	187
Tax benefit from exercise of stock options	—	—	14	—	—	14
Assumption of stock options in connection with acquisition	—	—	11	—	—	11

Balances as of March 31, 2010	329,587	$3	$2,375	$123	$228	$2,729

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In millions)	2010	2009	2008
OPERATING ACTIVITIES
Net loss	$(677)	$(1,088)	$(454)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion, net	192	198	164
Stock-based compensation	187	203	150
Other non-cash restructuring charges	39	25	56
Net losses on investments and sale of property and equipment	22	65	111
Acquisition-related contingent consideration	2	—	—
Goodwill impairment	—	368	—
Acquired in-process technology	—	3	138
Change in assets and liabilities:
Receivables, net	(66)	221	(8)
Inventories	123	(49)	(100)
Other assets	18	52	(8)
Accounts payable	(57)	(26)	22
Accrued and other liabilities	(138)	(56)	72
Deferred income taxes, net	2	222	(160)
Deferred net revenue (packaged goods and digital content)	505	(126)	355

Net cash provided by operating activities	152	12	338

INVESTING ACTIVITIES
Purchase of headquarters facilities	(233)	—	—
Capital expenditures	(72)	(115)	(84)
Proceeds from sale of marketable equity securities	17	—	—
Purchase of marketable equity securities and other investments	—	—	(275)
Proceeds from maturities and sales of short-term investments	710	891	2,306
Purchase of short-term investments	(611)	(695)	(1,739)
Loan advance	—	—	(30)
Acquisition-related restricted cash	(100)	—	—
Acquisition of subsidiaries, net of cash acquired	(283)	(58)	(607)

Net cash provided by (used in) investing activities	(572)	23	(429)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	39	89	192
Excess tax benefit from stock-based compensation	14	2	51

Net cash provided by financing activities	53	91	243

Effect of foreign exchange on cash and cash equivalents	19	(58)	30

Increase (decrease) in cash and cash equivalents	(348)	68	182
Beginning cash and cash equivalents	1,621	1,553	1,371

Ending cash and cash equivalents	$1,273	$1,621	$1,553

Supplemental cash flow information:
Net cash paid (refunded) during the year for income taxes, net	$(34)	$25	$31

Non-cash investing activities:
Change in unrealized gains (losses) on investments, net of taxes	$(54)	$(366)	$146
Assumption of stock options in connection with acquisitions	$11	$—	$59

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We develop, market, publish and distribute video game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, handheld game players (such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™) and mobile devices (such as cellular phones and smart phones including the Apple iPhone™). Some of our games are based on content that we license from others (e.g., FIFA Soccer, Madden NFL Football, Harry Potter™, and Hasbro’s toy and game intellectual properties), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™, Need for Speed™, and Dead Space™). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., FIFA Soccer, Madden NFL Football, and NCAA® Football), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Harry Potter).

A summary of our significant accounting policies applied in the preparation of our Consolidated Financial Statements follows:

Consolidation

The accompanying Consolidated Financial Statements include the accounts of Electronic Arts Inc. and its wholly- and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in the consolidation.

Fiscal Year

Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ended March 31, 2010 contained 53 weeks and ended on April 3, 2010. Our results of operations for the fiscal years ended March 31, 2009 and 2008 contained 52 weeks and ended on March 28, 2009 and March 29, 2008, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting period. Such estimates include sales returns and allowances, provisions for doubtful accounts, accrued liabilities, service period for deferred net revenue, income taxes, losses on royalty commitments, estimates regarding the recoverability of prepaid royalties, inventories, long-lived assets, assets acquired and liabilities assumed in business combinations, certain estimates related to the measurement and recognition of costs resulting from our share-based payment transactions, deferred income tax assets and associated valuation allowance as well as estimates used in our goodwill impairment test. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.

Cash, Cash Equivalents, Short-Term Investments, Marketable Equity Securities and Other Investments

Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase.

Short-term investments consist of securities with original or remaining maturities of greater than three months at the time of purchase and are accounted for as available-for-sale securities and are recorded at fair value. Short-term investments are available for use in current operations or other activities such as capital expenditures and business combinations.

Marketable equity securities consist of investments in common stocks of publicly traded companies and are accounted for as available-for-sale securities and are recorded at fair value.

Unrealized gains and losses on our short-term investments and marketable equity securities are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, until either (1) the security is sold or (2) we determine that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. Realized gains and losses on our short-term investments and marketable equity securities are calculated based on the specific identification method and are reclassified from accumulated other comprehensive income to interest and other income, net, and losses on strategic investments, net, respectively. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold.

Our other investments, included in other assets on our Consolidated Balance Sheets, consist principally of non-voting preferred shares in two companies whose common stock is publicly traded and are accounted for under the cost method. Under this method, these investments are recorded at cost until we determine that the fair value of the investment has fallen below its adjusted cost basis and that such decline is other-than-temporary. The cost method of accounting is used for investments where we are not able to exercise significant influence over the operating and financing decisions of the investee.

Our short-term investments, marketable equity securities and other investments are evaluated for impairment quarterly. We consider various factors in determining whether we should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, any contractual terms impacting the prepayment or settlement process, as well as if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. If we conclude that an investment is other-than-temporarily impaired, we recognize an impairment charge at that time in our Consolidated Statements of Operations.

Inventories

Inventories consist of materials (including manufacturing royalties paid to console manufacturers), labor and freight-in and are stated at the lower of cost (first-in, first-out method) or market value. We regularly review inventory quantities on-hand. We write down inventory based on excess or obsolete inventories determined primarily by future anticipated demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand that are inherently difficult to assess. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established basis.

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

We capitalize costs associated with customized internal-use software systems that have reached the application development stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees, who are directly associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. The net book value of capitalized costs associated with internal-use software amounted to $37 million and $24 million as of March 31, 2010 and 2009, respectively, and are being depreciated on a straight-line basis over each asset’s estimated useful life, which is generally three years.

Long-Lived Assets

We evaluate long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. This includes assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our Consolidated Balance Sheets to reflect its estimated fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner of our use of the acquired assets or the strategy of our overall business and significant under-performance relative to expected historical or projected future operating results. If we were to consider such assets to be impaired, the amount of impairment we recognize would be measured by the amount by which the carrying amount of the asset exceeds its fair value. We recognized $39 million, $25 million and $56 million in impairment charges in fiscal years 2010, 2009 and 2008, respectively. These charges are included in restructuring charges on our Consolidated Statements of Operations.

Goodwill

We are required to perform a two-step approach to testing goodwill for impairment for each reporting unit annually, or whenever events or changes in circumstances indicate that fair value of a reporting unit is below its carrying amount. Our reporting units are determined by the components of our operating segments that constitute a business for which (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. The fair value of each reporting unit is estimated using a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which utilizes discounted cash flows.

During the fiscal years ended March 31, 2010 and 2008, we completed the first step of the annual goodwill impairment testing in the fourth quarter of each year and found no indicators of impairment of our recorded goodwill. We did not recognize an impairment loss on goodwill in fiscal years 2010 and 2008. Adverse economic conditions, including the decline in our market capitalization and our expected financial performance, indicated that a potential impairment of goodwill existed during the fiscal year ended March 31, 2009. As a result, we performed goodwill impairment tests for our reporting units and determined that the fair value of our EA Mobile reporting unit fell below the carrying value of that reporting unit. As a result, we conducted the second step in the impairment testing and determined that the EA Mobile reporting unit’s goodwill was impaired. The fair value of the EA Mobile reporting unit was determined using the income approach. Substantially all of our goodwill associated with our EA Mobile reporting unit was derived from our fiscal 2006 acquisition of JAMDAT Mobile Inc. During the fiscal year ended March 31, 2009, we recognized a goodwill impairment charge of $368 million related to our EA Mobile reporting unit. See Note 17 for information regarding our segment information.

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between us and our customers are presented on a net basis in our Consolidated Statements of Operations.

Concentration of Credit Risk

We extend credit to various companies in the retail and mass merchandising industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. Invoices are aged based on contractual terms with our customers. The provision for doubtful accounts is recorded as a charge to operating expense when a potential loss is identified. Losses are written off against the allowance when the receivable is determined to be uncollectible.

Short-term investments are placed with high quality financial institutions or in short-duration, investment-grade securities. We limit the amount of credit exposure in any one financial institution or type of investment instrument.

Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in FASB ASC 985-605, Software: Revenue Recognition and Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition. We evaluate and recognize revenue when all four of the following criteria are met:

•	Evidence of an arrangement. Evidence of an agreement with the customer that reflects the terms and conditions to deliver products must be present.

•

Delivery. Delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have been transferred to the customer. For online game services, delivery is considered to occur as the service is provided. For digital downloads that do not have an online service component, delivery is generally considered to occur when the download is made available.

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

Depending on the type of product, we may offer an online service that permits consumers to play against others via the Internet and/or receive additional updates or content from us. For those games that consumers can play via the Internet, we may provide a “matchmaking” service that permits consumers to connect with other consumers to play against each other online. In those situations where we do not require an additional fee this online service, we account for the sale of the software product and the online service as a “bundled” sale, or multiple element arrangement, in which we sell both the software product and the online service for one combined price. We defer net revenue from sales of these games for which we do not have VSOE for the online service that we provided in connection with the sale, and recognize the revenue from these games over the estimated online service period, which is generally estimated to be six months beginning in the month after shipment. In addition, for some software products we also provide updates or additional content (“digital content”) to be delivered via the Internet that can be used with the original software product. In many cases we separately sell digital content for an additional fee; however, some purchased digital content can only be accessed via the Internet (i.e., the consumer never takes possession of the digital content). We account for online transactions in which the consumer does not take possession of the digital content as a service transaction and, accordingly, we recognize the associated revenue over the estimated service period. In other transactions, at the date we sell the software product we have an obligation to provide incremental unspecified digital content in the future without an additional fee. In these cases, we account for the sale of the software product as a multiple element arrangement and recognize the revenue on a straight-line basis over the estimated period of game play.

Determining whether a transaction is an online service transaction or a digital content download of a product requires judgment and can be difficult. The accounting for these transactions is significantly different. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met). Revenue from an online service transaction is recognized as the service is rendered. If the service period is not defined, we recognize the revenue over the estimated service period. Determining the estimated service period is inherently subjective and is subject to regular revision based on historical online usage. In addition, determining whether we have an implicit obligation to provide incremental unspecified future digital content without an additional fee can be difficult.

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

Advertising Costs

We generally expense advertising costs as incurred, except for production costs associated with media campaigns, which are recognized as prepaid assets (to the extent paid in advance) and expensed at the first run of the advertisement. Cooperative advertising costs are recognized when incurred and are included in marketing and sales expense if there is a separate identifiable benefit for which we can reasonably estimate the fair value of the benefit identified. Otherwise, they are recognized as a reduction of revenue and are generally accrued when revenue is recognized. We then reimburse the channel partner when qualifying claims are submitted. For the fiscal years ended March 31, 2010, 2009, and 2008, cooperative advertising costs totaled $160 million (of which $146 million was recognized as a reduction to revenue), $150 million (of which $119 million was recognized as a reduction to revenue), and $141 million (of which $104 million was recognized as a reduction to revenue), respectively.

We are also reimbursed for advertising costs from our vendors, and such amounts are recognized as a reduction of marketing and sales expense if the advertising (1) is specific to the vendor, (2) represents an identifiable benefit to us, and (3) represents an incremental cost to us. Otherwise, vendor reimbursements are recognized as a reduction of cost of goods sold as the related revenue is recognized. Vendor reimbursements of advertising costs of $39 million, $31 million and $54 million reduced marketing and sales expense for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. For the fiscal years ended March 31, 2010, 2009 and 2008, advertising expense, net of vendor reimbursements, totaled approximately $326 million, $270 million, and $234 million, respectively.

Software Development Costs

Research and development costs, which consist primarily of software development costs, are expensed as incurred. We are required to capitalize certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under our current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development and testing is complete, which generally includes the development of a working model. The software development costs that have been capitalized to date have been insignificant.

Stock-Based Compensation

We are required to estimate the fair value of share-based payment awards on the date of grant. We recognize compensation costs for stock-based payment transactions to employees based on their grant-date fair value on a straight-line approach over the service period for which such awards are expected to vest. The fair value of restricted stock units and restricted stock is determined based on the quoted market price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the Black-Scholes valuation model. The fair value of our stock options is based on the multiple-award valuation method. The determination of fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The key assumptions for the Black-Scholes valuation calculation are:

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

Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to stock-based compensation expense will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the Black-Scholes option valuation calculation and our forfeiture rate, as well as future equity granted or assumed through acquisitions could significantly impact the compensation expense we recognize.

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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Net foreign currency transaction gains (losses) of $(19) million, $(49) million, and $20 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively, are included in interest and other income, net, in our Consolidated Statements of Operations.

Impact of Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimated selling prices. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-13 to have a material impact on our Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements that Include Software Elements. This guidance modifies the scope of FASB ASC subtopic 965-605, Software-Revenue Recognition, to exclude from its requirements non-software components of tangible products and software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-14 to have a material impact on our Consolidated Financial Statements.

(2)  FAIR VALUE MEASUREMENTS

On April 1, 2009, we adopted FASB ASC 820, Fair Value Measurements and Disclosures, as it applies to nonfinancial assets and nonfinancial liabilities. These nonfinancial items include assets and liabilities such as a reporting unit measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. We measure certain financial and nonfinancial assets and liabilities at fair value on a recurring and nonrecurring basis.

Fair Value Hierarchy

The three levels of inputs that may be used to measure fair value are as follows:

•	Level 1. Quoted prices in active markets for identical assets or liabilities.

•

Level 2. Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.

•	Level 3. Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our money market funds, available-for-sale fixed income and marketable equity securities, deferred compensation plan assets, foreign currency derivatives and contingent consideration are measured and recorded at fair value on a recurring basis.

Our Level 1 assets are valued using quoted prices in active markets for identical instruments. Our Level 2 assets, including foreign currency derivatives, are valued using quoted prices for identical instruments in less active markets or using other observable market inputs for comparable instruments. Our Level 3 liability is valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the contingent consideration.

As of March 31, 2010 and 2009, our assets and liabilities that are measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2010	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$619	$619	$—	$—	Cash equivalents
Available-for-sale securities:
Marketable equity securities	291	291	—	—	Marketable equity securities
Corporate bonds	234	—	234	—	Short-term investments and cash equivalents
U.S. agency securities	118	—	118	—	Short-term investments and cash equivalents
U.S. Treasury securities	93	93	—	—	Short-term investments and cash equivalents
Commercial paper	12	—	12	—	Short-term investments and cash equivalents
Deferred compensation plan assets(a)	12	12	—	—	Other assets
Foreign currency derivatives	2	—	2	—	Other current assets

Total assets at fair value	$1,381	$1,015	$366	$—

Liabilities
Contingent consideration(b)	$65	$—	$—	$65	Other liabilities

Total liabilities at fair value	$65	$—	$—	$65

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Contingent Consideration
Balance as of March 31, 2009				$—
Additions				63
Change in fair value(c)				2

Balance as of March 31, 2010				$65

	As of March 31, 2009	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$1,069	$1,069	$—	$—	Cash equivalents
Available-for-sale securities:
Marketable equity securities	365	365	—	—	Marketable equity securities
U.S. Treasury securities	212	212	—	—	Short-term investments and cash equivalents
Corporate bonds	133	—	133	—	Short-term investments and cash equivalents
U.S. agency securities	118	—	118	—	Short-term investments and cash equivalents
Commercial paper	118	—	118	—	Short-term investments and cash equivalents
Asset-backed securities	15	—	15	—	Short-term investments
Deferred compensation plan assets(a)	9	9	—	—	Other assets
Foreign currency derivatives	2	—	2	—	Other current assets

Total assets at fair value	$2,041	$1,655	$386	$—

(a)	The deferred compensation plan assets consist of various mutual funds.

(b )

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

(c)	The change in fair value is included in acquisition-related contingent consideration on our Consolidated Statements of Operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table presents financial instruments and non-financial assets that were measured and recorded at fair value on a nonrecurring basis during the fiscal years ended March 31, 2010 and 2009, and the impairments on those assets (in millions):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Net Carrying Value as of March 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total Impairments for the Year Ended March 31, 2010
Assets
Property and equipment, net(a)	$20	$—	$19	$4	$5
Acquisition-related intangibles	—	—	—	—	10
Abandoned rights to intellectual property	—	—	—	—	10

Total impairments for assets held as of March 31, 2010					25
Impairment on acquisition-related intangibles no longer held					1
Impairment on property and equipment no longer held					13

Total impairments recorded for non-recurring measurements					$39

	Net Carrying Value as of March 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total Impairments for the Year Ended March 31, 2009
Assets
Other investments	$8	$—	$8	$—	$10

Total impairments for assets held as of March 31, 2009					$10

(a)	Our carrying value as of March 31, 2010, did not equal our fair value measurements at the time of the impairments due to the subsequent recognition of depreciation expense.

In connection with our fiscal 2010 restructuring, certain of our property and equipment, acquisition-related intangibles, and abandoned rights to intellectual property were impaired during the fiscal year ended March 31, 2010 due to events and circumstances that indicated that the carrying value of the assets was not recoverable. These impairments are included in restructuring charges in our Consolidated Statements of Operations.

Other investments included in the table above were measured and recorded on a nonrecurring basis using other observable market inputs for comparable instruments. During the fiscal year ended March 31, 2009, we measured certain of our other investments at fair value due to various factors, including but not limited to, the extent and duration during which the fair value had been below cost. See Note 3 for information regarding other investments.

(3)  FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2010 and 2009 (in millions):

	As of March 31, 2010				As of March 31, 2009
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Cash and cash equivalents:
Cash	$629	$—	$—	$629	$490	$—	$—	$490
Money market funds	619	—	—	619	1,069	—	—	1,069
Commercial paper	11	—	—	11	39	—	—	39
U.S. Treasury securities	10	—	—	10	12	—	—	12
U.S. agency securities	3	—	—	3	9	—	—	9
Corporate bonds	1	—	—	1	2	—	—	2

Cash and cash equivalents	1,273	—	—	1,273	1,621	—	—	1,621

Short-term investments:
Corporate bonds	231	2	—	233	130	1	—	131
U.S. agency securities	115	—	—	115	108	1	—	109
U.S. Treasury securities	83	—	—	83	198	2	—	200
Commercial paper	1	—	—	1	79	—	—	79
Asset-backed securities	—	—	—	—	15	—	—	15

Short-term investments	430	2	—	432	530	4	—	534

Cash, cash equivalents and short-term investments	$1,703	$2	$—	$1,705	$2,151	$4	$—	$2,155

We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell the investments, any contractual terms impacting the prepayment or settlement process, as well as if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. Based on our review, we did not consider the investments listed above to be other-than-temporarily impaired as of March 31, 2010 and 2009.

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2010 and 2009 (in millions):

	As of March 31, 2010		As of March 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments excluding asset-backed securities
Due in 1 year or less	$165	$165	$245	$245
Due in 1-2 years	174	176	156	159
Due in 2-3 years	91	91	114	115
Asset-backed securities
Weighted average maturity less than 1 year	—	—	15	15

Short-term investments	$430	$432	$530	$534

Asset-backed securities are separately disclosed as they are not due at a single maturity date.

Marketable Equity Securities

Our investments in marketable equity securities consist of investments in common stock of publicly traded companies and are accounted for as available-for-sale securities and are recorded at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, until either the security is sold or we determine that the decline in fair value of a security to a level below its adjusted cost basis is other-than-temporary. We evaluate our investments for impairment quarterly. If we conclude that an investment is other-than-temporarily impaired, we recognize an impairment charge at that time in our Consolidated Statements of Operations.

Marketable equity securities consisted of the following as of March 31, 2010 and March 31, 2009 (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2010	$132	$159	$—	$291
As of March 31, 2009	$175	$190	$—	$365

In May 2007, we entered into a licensing agreement with, and made a strategic equity investment in The9 Limited, a leading online game operator in China. We purchased approximately 15 percent of the outstanding common shares (representing 15 percent of the voting rights at that time) of The9 for approximately $167 million. The licensing agreement gives The9 exclusive publishing rights for EA SPORTS™ FIFA Online 2 in mainland China.

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

In February 2005, we purchased approximately 19.9 percent of the then-outstanding ordinary shares (representing approximately 18 percent of the voting rights at the time) of Ubisoft Entertainment (“Ubisoft”) for $91 million. As of March 31, 2010 and 2009, we owned approximately 15 percent of the outstanding shares of Ubisoft (representing approximately 13 and 24 percent of the voting rights, respectively) in each year. Although we held 24 percent of the voting rights of Ubisoft as of March 31, 2009, we did not account for this investment under the equity method of accounting because we did not have the ability to exercise significant influence over the investee.

During fiscal years 2010, 2009 and 2008, we recognized impairment charges of $26 million, $27 million and $81 million, respectively, on our investment in The9. During fiscal years 2009 and 2008, we recognized impairment charges of $30 million and $28 million, respectively, on our Neowiz common shares. We did not recognize any impairment charges related to our Neowiz common shares for the fiscal year ended March 31, 2010. Due to various factors, including but not limited to, the extent and duration during which the market price had been below adjusted cost and our intent to hold certain securities, we concluded the decline in values were other-than-temporary. In fiscal year 2009, we received a cash dividend of $5 million from The9, offsetting our $27 million impairment charge. The $26 million, $57 million and $109 million impairments for the fiscal years ended March 31, 2010, 2009 and 2008, respectively, are included in losses on strategic investments, net, on our Consolidated Statements of Operations.

During the fiscal year ended March 31, 2010, we received proceeds of $17 million and realized gains and losses of less than $1 million each, from selling a portion of our investment in The9. We did not sell any of our marketable equity securities during the fiscal years ended March 31, 2009 and 2008.

Other Investments Included in Other Assets

Our other investments, included in other assets on our Consolidated Balance Sheets, consist principally of non-voting preferred shares in two companies whose common stock is publicly traded and are accounted for under the cost method. Under this method, these investments are recorded at cost until we determine that the fair value of the investment has fallen below its cost basis and that such decline is other-than-temporary. We evaluate our investments for impairment quarterly. When we conclude that an investment is other-than-temporarily impaired, we recognize an impairment charge at that time in our Consolidated Statements of Operations.

In April 2007, we purchased all of the then-outstanding non-voting preferred shares of Neowiz for approximately $27 million and have included it in other assets on our Consolidated Balance Sheets. The preferred shares became convertible at our option into approximately 4 percent of the outstanding voting common shares of Neowiz in April 2008.

During fiscal years 2009 and 2008, we recognized impairment charges of $10 million and $9 million, respectively, on our Neowiz preferred shares. Due to various factors, including but not limited to, the extent and duration during which the fair value had been below cost, we concluded the decline in value was other-than-temporary. The $10 million and $9 million impairments are included in losses on strategic investments, net, on our Consolidated Statements of Operations. We did not recognize any impairment charges in fiscal year 2010 on our other investments.

(4)  DERIVATIVE FINANCIAL INSTRUMENTS

The assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in other current assets or accrued and other current liabilities, respectively, in our Consolidated Balance Sheets. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency option contracts, generally with maturities of 15 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. In addition, we utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of approximately three months or less and are transacted near month-end. At each quarter-end, the fair value of the foreign currency forward contracts generally is not significant. We do not use foreign currency option or foreign currency forward contracts for speculative or trading purposes.

Cash Flow Hedging Activities

Our foreign currency option contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income, net, on our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income, net, on our Consolidated Statements of Operations. During the reporting periods all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified into interest and other income, net. As of March 31, 2010, we had foreign currency option contracts to purchase approximately $18 million in foreign currency and to sell approximately $30 million of foreign currencies. All of the foreign currency option contracts outstanding as of March 31, 2010 will mature in the next 12 months. As of March 31, 2009, we had foreign currency option contracts to purchase approximately $19 million in foreign currency and to sell approximately $65 million of foreign currencies. As of March 31, 2010 and 2009, these foreign currency option contracts outstanding had a total fair value of $2 million in each year and are included in other current assets.

The effect of foreign currency option contracts on our Consolidated Statements of Operations for the fiscal year ended March 31, 2010, was immaterial.

Balance Sheet Hedging Activities

Our foreign currency forward contracts are not designated as hedging instruments. Accordingly, any gains or losses resulting from changes in the fair value of the foreign currency forward contracts are reported in interest and other income, net, in our Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income, net, in our Consolidated Statements of Operations. As of March 31, 2010, we had foreign currency forward contracts to purchase and sell approximately $431 million in foreign currencies. Of this amount, $293 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $127 million to purchase foreign currency in exchange for U.S. dollars and $11 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2009, we had foreign currency forward contracts to purchase and sell approximately $63 million in foreign currencies. Of this amount, $53 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $7 million to purchase foreign currencies in exchange for U.S. dollars and $3 million to sell foreign currencies in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was immaterial as of March 31, 2010 and March 31, 2009.

The effect of foreign currency forward contracts on our Consolidated Statements of Operations for the fiscal year ended March 31, 2010, was as follows (in millions):

	Year Ended March 31, 2010
	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
Foreign currency forward contracts not designated as hedging instruments	Interest and other income, net	$10

(5)  BUSINESS COMBINATIONS

On April 1, 2009, we adopted FASB ASC 805, Business Combinations, which generally requires the recognition of assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree at the acquisition date based on their fair value with limited exceptions. FASB ASC 805 changes the accounting treatment for certain specific items and includes a substantial number of new disclosure requirements.

Fiscal Year 2010 Acquisitions

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

The equity included in the consideration above consisted of restricted stock and restricted stock units, using the quoted market price of our common stock on the date of grant.

In addition, we may be required to pay additional variable cash consideration that is contingent upon the achievement of certain performance milestones through December 31, 2011. The additional consideration is limited to a maximum of $100 million based on tiered revenue targets over a two-year period. The final fair value of the contingent consideration arrangement at the acquisition date was $63 million. We estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This fair value is based on significant inputs not observable in the market. As of March 31, 2010, there were no significant changes in the range of outcomes for the contingent consideration.

The final allocation of the purchase price was based upon valuations for certain assets and was completed during the fourth quarter of fiscal year 2010. The following table summarizes the final fair values of assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets	$32
Deferred income taxes, net	20
Property and equipment, net	1
Goodwill	274
Finite-lived intangibles assets	53
Contingent consideration	(63)
Other liabilities	(9)

Total purchase price	$308

All of the goodwill was assigned to our Playfish operating segment. None of the goodwill recognized upon acquisition is deductible for tax purposes. See Note 6 for additional information related to the changes in the carrying amount of goodwill and Note 17 for segment information.

The results of operations of Playfish and the estimated fair market values of the assets acquired and liabilities assumed have been included in our Consolidated Financial Statements since the date of acquisition.

Other acquisition-related intangibles acquired in this transaction are finite-lived and are being amortized on a straight-line basis over their estimated lives ranging from two to five years. The intangible assets as of the date of the acquisition include:

	Gross Carrying Amount (in millions)	Weighted-Average Useful Life (in years)
Registered User Base	$33	2
Developed and Core Technology	13	5
Trade Names and Trademarks	4	5
Other Intangibles	3	4

Total Finite-Lived Intangibles	$53	3

Other Fiscal Year 2010 Acquisitions

During the fiscal year ended March 31, 2010, we completed three additional acquisitions that did not have a significant impact on our Consolidated Financial Statements.

Fiscal Year 2009 Acquisitions

In May 2008, we acquired ThreeSF, Inc, a company based in San Francisco, California, that developed an online social network for gamers. Separately, in May 2008, we acquired certain assets of Hands-On Mobile Inc. and its affiliates relating to its Korean Mobile games business based in Seoul, Korea. These business combinations were completed for total cash consideration of approximately $45 million, including transaction costs. During the three months ended December 31, 2008, we completed two additional acquisitions for total cash consideration of approximately $18 million, including transaction costs. These acquisitions were not material to our Consolidated Balance Sheets and Statements of Operations. The results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in our Consolidated Financial Statements since the date of the acquisitions.

Fiscal Year 2008 Acquisition

VG Holding Corp.

On January 4, 2008, we acquired all of the outstanding shares of VG Holding Corp. (“VGH”), owner of both BioWare Corp. and Pandemic Studios, LLC, creators of action, adventure and role-playing games. We no longer operate Pandemic as a separate studio. BioWare Studios are located in Edmonton, Canada; Montreal, Canada; and Austin, Texas. The acquisition positioned us for further growth in role-playing, action and adventure genres. We paid approximately $2 per share to the stockholders of VGH and assumed all outstanding stock options for an aggregate purchase price of $682 million, including transaction costs. Separate from the purchase price and prior to January 4, 2008, we loaned VGH $30 million. The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of March 31, 2008, in connection with our acquisition of VGH during the fiscal year ended March 31, 2008 (in millions):

Current assets	$68
Property and equipment, net	8
Acquired in-process technology	138
Goodwill	414
Finite-lived intangibles	114
Long-term deferred taxes	9
Other liabilities	(69)

Total purchase price	$682

The results of operations of VGH and the estimated fair market values of the assets acquired and liabilities assumed have been included in our Consolidated Financial Statements since the date of acquisition.

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

In connection with our acquisition of VGH, we incurred acquired in-process technology charges of $138 million in relation to game software that had not reached technical feasibility as of the date of acquisition. The fair value of VGH’s products under development was determined using the income approach, which discounts expected future cash flows from the acquired in-process technology to present value. The discount rates used in the present value calculations were derived from a weighted average cost of capital of 17 percent. Should the in-process software not be successfully completed, completed at a higher cost, or the development efforts go beyond the timeframe estimated by management, we may not receive the full benefits anticipated from the acquisition. Benefits from the development efforts began to be received in fiscal year 2009 and the development efforts are expected to be completed in fiscal year 2012.

The following table sets forth the estimated percent completion, the estimated cost to complete, and the value assigned to each project we acquired that was included in in-process research and development at the date of acquisition (in millions):

Project	Estimated Percent Completion	Estimated Cost to Complete	Value Assigned
A	22%	$103	$30
B	14%	62	10
C	76%	8	26
D	51%	68	72

			$138

Project D is an aggregation of projects each with less than $30 million in total costs.

(6)  GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET

The changes in the carrying amount of goodwill are as follows (in millions):

	Label Segment	Other Segments	Total
As of March 31, 2009
Goodwill	$667	$508	$1,175
Accumulated Impairment	—	(368)	(368)

	667	140	807

Goodwill Acquired	—	278	278
Effects of Foreign Currency Translation	5	3	8

As of March 31, 2010
Goodwill	672	789	1,461
Accumulated Impairment	—	(368)	(368)

	$672	$421	$1,093

Purchased goodwill is not amortized, but rather subject to at least an annual assessment for impairment by applying a fair value-based test.

We are required to perform a two-step approach to testing goodwill for impairment for each reporting unit annually, or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. Our reporting units are determined by the components of our operating segments that constitute a business for which (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. The fair values of each reporting unit are estimated using a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which utilizes discounted cash flows.

During fiscal years ended March 31, 2010 and 2008, we completed the first step of the annual goodwill impairment testing in the fourth quarter of each year and found no indicators of impairment of our recorded goodwill. We did not recognize an impairment loss on goodwill in fiscal years 2010 and 2008. Adverse economic conditions, including the decline in our market capitalization and our expected financial performance, indicated that a potential impairment of goodwill existed during the fiscal year ended March 31, 2009. As a result, we performed goodwill impairment tests for our reporting units and determined that the fair value of our EA Mobile reporting unit fell below the carrying value of that reporting unit. As a result, we conducted the second step in the impairment testing and determined that the EA Mobile reporting unit’s goodwill was impaired. The fair value of the EA Mobile reporting unit was determined using the income approach. Substantially all of our goodwill associated with our EA Mobile reporting unit was derived from our fiscal 2006 acquisition of JAMDAT Mobile Inc. During the fiscal year ended March 31, 2009, we recognized a goodwill impairment charge of $368 million related to our EA Mobile reporting unit. See Note 17 for information regarding our segment information.

Finite-lived intangible assets, net of accumulated amortization, as of March 31, 2010 and 2009, were $204 million and $221 million, respectively, and include costs for obtaining (1) developed and core technology, (2) trade names and trademarks, (3) carrier contracts and related, and (4) registered user base and other intangibles. Amortization of intangibles for fiscal years 2010, 2009 and 2008 was $63 million (of which $10 million was recognized in cost of goods sold), $72 million (of which $14 million was recognized in cost of goods sold) and $60 million (of which $26 million was recognized in cost of goods sold), respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to fourteen years. As of March 31, 2010 and 2009, the weighted-average remaining useful life for finite-lived intangible assets was approximately 5.1 years and 6.0 years, respectively.

Acquisition-related intangibles, consisted of the following (in millions):

	As of March 31, 2010			As of March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Acquisition-Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition-Related Intangibles, Net
Developed and Core Technology	$258	$(155)	$103	$249	$(128)	$121
Trade Names and Trademarks	89	(57)	32	86	(43)	43
Carrier Contracts and Related	85	(56)	29	85	(51)	34
Registered User Base and Other Intangibles	79	(39)	40	51	(28)	23

Total	$511	$(307)	$204	$471	$(250)	$221

As of March 31, 2010, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2011	$67
2012	48
2013	26
2014	18
2015	14
Thereafter	31

Total	$204

(7)  RESTRUCTURING CHARGES

Restructuring information as of March 31, 2010 was as follows (in millions):

	Fiscal 2010 Restructuring			Fiscal 2009 Restructuring			Fiscal 2008 Reorganization			Other Restructurings
	Work- force	Facilities- related	Other	Work- force	Facilities- related	Other	Work- force	Facilities- related	Other	Work- force	Facilities- related	Other	Total
Balances as of March 31, 2007	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$9	$1	$10
Charges to operations	—	—	—	—	—	—	12	58	27	6	—	—	103
Charges settled in cash	—	—	—	—	—	—	(11)	(3)	(22)	(6)	—	(1)	(43)
Charges settled in non-cash	—	—	—	—	—	—	—	(55)	(1)	—	—	—	(56)

Balances as of March 31, 2008	—	—	—	—	—	—	1	—	4	—	9	—	14
Charges to operations	—	—	—	32	7	2	—	22	12	4	1	—	80
Charges settled in cash	—	—	—	(24)	(1)	—	(1)	—	(13)	(4)	(3)	—	(46)
Charges settled in non-cash	—	—	—	—	(1)	(2)	—	(22)	—	—	—	—	(25)

Balances as of March 31, 2009	—	—	—	8	5	—	—	—	3	—	7	—	23
Charges to operations	62	22	32	1	13	—	—	3	7	—	—	—	140
Charges settled in cash	(29)	(2)	(1)	(9)	(11)	—	—	—	(10)	—	—	—	(62)
Charges settled in non-cash	(25)	(9)	(24)	—	(4)	—	—	(3)	—	—	—	—	(65)
Accrual reclassification	—	—	—	—	—	—	—	—	—	—	(7)	—	(7)

Balances as of March 31, 2010	$8	$11	$7	$—	$3	$—	$—	$—	$—	$—	$—	$—	$29

Fiscal 2010 Restructuring

In fiscal year 2010, we announced details of a restructuring plan to narrow our product portfolio to provide greater focus on titles with higher margin opportunities. Under this plan, we reduced our workforce by approximately 1,200 employees and have been (1) consolidating or closing various facilities, (2) eliminating certain titles, and (3) incurring IT and other costs to assist in reorganizing certain activities. The majority of these actions were completed by March 31, 2010.

Since the inception of the fiscal 2010 restructuring plan through March 31, 2010, we have incurred charges of $116 million, of which (1) $62 million were for employee-related expenses, (2) $32 million related to intangible asset impairment costs, abandoned rights to intellectual property, and other costs to assist in the reorganization of our business support functions, and (3) $22 million related to the closure of certain of our facilities. The $26 million restructuring accrual as of March 31, 2010 related to our fiscal 2010 restructuring is expected to be settled by September, 2013. In fiscal year 2011, we anticipate incurring between $15 million and $20 million of restructuring charges related to the fiscal 2010 restructuring.

Overall, including charges incurred through March 31, 2010, we expect to incur total cash and non-cash charges between $140 million and $145 million by March 31, 2012. These charges consist primarily of (1) employee-related costs (approximately $65 million), (2) intangible asset impairment costs, abandoned rights to intellectual property costs, and other costs to assist in the reorganization of our business support functions (approximately $35 million), (3) facilities exit costs (approximately $25 million), and (4) other reorganizational costs including IT and consulting costs (approximately $20 million).

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

Since the inception of the fiscal 2009 restructuring plan through March 31, 2010, we have incurred charges of $55 million, of which (1) $33 million were for employee-related expenses, (2) $20 million related to the closure of certain of our facilities, and (3) $2 million related to asset impairments. We do not expect to incur any additional restructuring charges under this plan. The restructuring accrual of $3 million as of March 31, 2010 related to our fiscal 2009 restructuring is expected to be settled by September 2016.

Fiscal 2008 Reorganization

In June 2007, we announced a plan to reorganize our business into several new divisions including, at the time four new “Labels”: EA SPORTS, EA Games, EA Casual Entertainment and The Sims in order to streamline decision-making, improve global focus, and speed new ideas to market. In October 2007, our Board of Directors approved a plan of reorganization (“fiscal 2008 reorganization plan”) in connection with the reorganization of our business into four new Labels. During fiscal year 2009, we consolidated and reorganized two of our Labels. As a result, we have three Labels, EA SPORTS, EA Games and EA Play, as well as a new organization, EA Interactive, which reports into our Global Publishing Organization. Each Label, as well as EA Interactive, operates with dedicated studio and product marketing teams focused on consumer-driven priorities.

Since the inception of the fiscal 2008 reorganization plan through March 31, 2010, we have incurred charges of $141 million, of which (1) $12 million were for employee-related expenses, (2) $83 million related to the closure of our Chertsey, England and Chicago, Illinois facilities, which included asset impairment and lease termination costs, and (3) $46 million related to other costs including other contract terminations, as well as IT and consulting costs to assist in the reorganization of our business support functions. We do not expect to incur any additional charges under this plan.

Other Restructurings

We also engaged in various other restructurings based on management decisions. From April 1, 2008 through June 30, 2009, $7 million in cash had been paid out under these restructuring plans. The $7 million restructuring accrual as of March 31, 2009 was reclassified during the three months ended June 30, 2009, from accrued and other current liabilities to other liabilities on our Consolidated Balance Sheet.

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

Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Royalty liabilities are classified as current liabilities to the extent such royalty obligations are contractually due within the next twelve months. As of March 31, 2010 and 2009, approximately $13 million and $37 million, respectively, of minimum guaranteed royalty obligations had been recognized and are included in the royalty-related assets and liabilities tables below.

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During fiscal years 2010, 2009 and 2008, we recognized impairment charges of $10 million, loss charges of $43 million and loss and impairment charges of $4 million, respectively. The $10 million impairment charge recognized during the fiscal year ended March 31, 2010, was primarily related to our fiscal 2010 restructuring. This impairment is included in restructuring charges presented in Note 7 of the Notes to Consolidated Financial Statements. The loss charges in fiscal year 2009 primarily related to an amendment of a licensor agreement in which we terminated certain rights we previously had to use the licensor’s intellectual property.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of March 31,
	2010	2009
Other current assets	$66	$74
Other assets	36	47

Royalty-related assets	$102	$121

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

	As of March 31,
	2010	2009
Accrued and other current liabilities	$144	$237
Other liabilities	—	29

Royalty-related liabilities	$144	$266

In addition, as of March 31, 2010, we were committed to pay approximately $1,280 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Consolidated Financial Statements.

(9)  BALANCE SHEET DETAILS

Inventories

Inventories as of March 31, 2010 and 2009 consisted of (in millions):

	As of March 31,
	2010	2009
Raw materials and work in process	$8	$7
In-transit inventory	2	9
Finished goods	90	201

Inventories	$100	$217

Property and Equipment, Net

Property and equipment, net, as of March 31, 2010 and 2009 consisted of (in millions):

	As of March 31,
	2010	2009
Computer equipment and software	$480	$663
Buildings	347	143
Leasehold improvements	99	125
Office equipment, furniture and fixtures	71	63
Land	65	11
Warehouse equipment and other	10	14
Construction in progress	13	16

	1,085	1,035
Less accumulated depreciation	(548)	(681)

Property and equipment, net	$537	$354

Depreciation expense associated with property and equipment amounted to $123 million, $117 million and $126 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

On July 13, 2009, we purchased our Redwood Shores headquarters facilities comprised of approximately 660,000 square feet concurrent with the expiration and extinguishment of the lessor’s financing agreements. These facilities were subject to lease obligations to non-affiliated parties, which expired in July 2009, and had previously been accounted for as operating leases. The total amount paid under the terms of the leases was $247 million, of which $233 million related to the purchase price of the facilities and $14 million was for the loss on our lease obligation. This $14 million loss is included in general and administrative expense on our Consolidated Statements of Operations. Subsequent to our purchase, we classified the facilities on our Consolidated Balance Sheet as property and equipment, net and depreciate the facilities acquired, excluding land, on a straight-line basis over the estimated useful lives.

Acquisition-Related Restricted Cash Included in Other Current Assets and Other Assets

In connection with our acquisition of Playfish on November 9, 2009, we deposited $100 million into an escrow account to be used to pay the former shareholders of Playfish in the event certain performance milestones through December 31, 2011 are achieved. During fiscal year 2010, no distributions were made from the restricted cash amount. As this deposit is restricted in nature, the long-term portion of $61 million is included in other assets and the short-term portion of $39 million is included in other current assets on our Consolidated Balance Sheet as of March 31, 2010. See Note 5 regarding our acquisition of Playfish.

Accrued and Other Current Liabilities

Accrued and other current liabilities as of March 31, 2010 and 2009 consisted of (in millions):

	As of March 31,
	2010	2009
Other accrued expenses	$293	$237
Accrued compensation and benefits	177	142
Accrued royalties	144	237
Deferred net revenue (other)	103	107

Accrued and other current liabilities	$717	$723

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements and other revenue for which revenue recognition criteria has not been met.

Deferred Net Revenue (Packaged Goods and Digital Content)

Deferred net revenue (packaged goods and digital content) was $766 million as of March 31, 2010 and $261 million as of March 31, 2009. Deferred net revenue (packaged goods and digital content) includes the unrecognized revenue from (1) bundled sales of certain online-enabled packaged goods and digital content for which either we do not have vendor-specific objective evidence of fair value (“VSOE”) for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) certain packaged goods sales of massively-multiplayer online role-playing games, and (3) sales of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions.” We recognize revenue from sales of online-enabled packaged goods and digital content for which (1) we do not have VSOE for the online service that we provided in connection with the sale and (2) we have an obligation to deliver incremental unspecified digital content in the future without an additional fee on a straight-line basis over an estimated six month period beginning in the month after shipment. However, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

(10)  INCOME TAXES

The components of our loss before provision for (benefit from) income taxes for the fiscal years ended March 31, 2010, 2009 and 2008 are as follows (in millions):

	Year Ended March 31,
	2010	2009	2008
Domestic	$(501)	$(670)	$(353)
Foreign	(205)	(185)	(154)

Loss before provision for (benefit from) income taxes	$(706)	$(855)	$(507)

Provision for (benefit from) income taxes for the fiscal years ended March 31, 2010, 2009 and 2008 consisted of (in millions):
	Current	Deferred	Total
Year Ended March 31, 2010
Federal	$(8)	$(57)	$(65)
State	2	(4)	(2)
Foreign	27	11	38

	$21	$(50)	$(29)

Year Ended March 31, 2009
Federal	$(15)	$161	$146
State	(2)	76	74
Foreign	26	(13)	13

	$9	$224	$233

Year Ended March 31, 2008
Federal	$(28)	$(43)	$(71)
State	(1)	(21)	(22)
Foreign	46	(6)	40

	$17	$(70)	$(53)

The differences between the statutory tax expense (benefit) rate and our effective tax expense (benefit) rate, expressed as a percentage of loss before provision for (benefit from) income taxes, for the years ended March 31, 2010, 2009 and 2008 were as follows:

	Year Ended March 31,
	2010		2009		2008
Statutory federal tax (benefit) rate	(35.0%	)	(35.0%	)	(35.0%	)
State taxes, net of federal benefit	(3.4%	)	(2.1%	)	(2.7%	)
Differences between statutory rate and foreign effective tax rate	4.2%		2.6%		1.9%
Valuation allowance	17.2%		42.8%		—
Research and development credits	(1.1%	)	(1.6%	)	(1.5%	)
Non-deductible acquisition-related costs and tax expense from integration restructurings	8.2%		—		9.5%
Non-deductible goodwill impairment	—		13.6%		—
Non-deductible losses on strategic investments	—		2.6%		8.2%
Loss on facility impairment	—		0.6%		3.5%
Non-deductible stock-based compensation	5.0%		3.7%		5.5%
Other	0.8%		—		0.3%

Effective tax expense (benefit) rate	(4.1%	)	27.2%		(10.3%	)

Undistributed earnings of our foreign subsidiaries amounted to approximately $1.1 billion as of March 31, 2010. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The components of net deferred tax assets, as of March 31, 2010 and 2009 consisted of (in millions):

	As of March 31,
	2010	2009
Deferred tax assets:
Accruals, reserves and other expenses	$141	$140
Tax credit carryforwards	188	183
Stock-based compensation	81	69
Amortization	16	14
Net operating loss & capital loss carryforwards	233	129

Total	659	535
Valuation allowance	(466)	(384)

Deferred tax asset net of valuation allowance	193	151

Deferred tax liabilities:
Depreciation	(19)	(20)
State effect on federal taxes	(50)	(47)
Unrealized gain on marketable equity securities	(19)	(3)
Prepaids and other liabilities	(13)	(11)

Total	(101)	(81)

Deferred tax asset, net	$92	$70

The valuation allowance increased by $82 million in fiscal year 2010, primarily due to the increase in deferred tax assets for U.S. tax losses and tax credits that are not currently considered to be more likely than not to be realized.

As of March 31, 2010, we have federal net operating loss (“NOL”) carry forwards of approximately $512 million of which approximately $150 million is attributable to various acquired companies. These acquired net operating loss carry forwards are subject to an annual limitation under Internal Revenue Code Section 382. The federal NOL, if not fully realized, will begin to expire 2028. Furthermore, we have state net loss carry forwards of approximately $637 million of which approximately $118 million is attributable to various acquired companies. The state NOL, if not fully realized, will begin to expire 2016. We also have U.S. federal, California and Canada tax credit carry forwards of $103 million, $88 million and $36 million, respectively. The U.S. federal tax credit carry forwards will begin to expire 2016. The California and Canada tax credit carry forwards can be carried forward indefinitely.

In February 2006, the FASB issued FASB ASC 740, Income Taxes, that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. We adopted FASB ASC 740 on April 1, 2007, and recognized the cumulative effect of a change in accounting principle by recognizing a decrease in the liability for unrecognized tax benefits of $18 million, with a corresponding increase to beginning retained earnings. We also recognized an additional decrease in the liability for unrecognized tax benefits of $14 million with a corresponding increase in beginning paid-in capital related to the tax benefits of employee stock options. In our second quarter of fiscal year 2008, we increased the beginning retained earnings by approximately $1 million to reflect an immaterial revision to the cumulative effect of the adoption.

The total unrecognized tax benefits as of March 31, 2010 and 2009 were $278 million in each year. Of these amounts, $35 million and $56 million of liabilities would be offset by prior cash deposits to tax authorities for issues pending resolution as of March 31, 2010 and 2009, respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):

Balance as of March 31, 2008	$312
Increases in unrecognized tax benefits related to prior year tax positions	21
Decreases in unrecognized tax benefits related to prior year tax positions	(24)
Increases in unrecognized tax benefits related to current year tax positions	36
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(13)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(29)
Changes in unrecognized tax benefits due to foreign currency translation	(25)

Balance as of March 31, 2009	$278

Increases in unrecognized tax benefits related to prior year tax positions	10
Decreases in unrecognized tax benefits related to prior year tax positions	(8)
Increases in unrecognized tax benefits related to current year tax positions	69
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(45)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(31)
Changes in unrecognized tax benefits due to foreign currency translation	5

Balance as of March 31, 2010	$278

During the three months ended September 30, 2009, we reached a final settlement with the Internal Revenue Service (“IRS”) for the fiscal years 1997 through 1999. As a result, we recognized a tax benefit of approximately $6 million due to a reduction in our accrual for interest and penalties.

During the three months ended June 30, 2009, we recognized approximately $21 million of previously unrecognized tax benefits and reduced our accrual for interest and penalties by approximately $12 million due to the expiration of statutes of limitation in the United Kingdom.

A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of March 31, 2010, approximately $130 million of the unrecognized tax benefits would affect our effective tax rate and approximately $132 million would result in corresponding adjustments to the deferred tax valuation allowance. As of March 31, 2009, approximately $166 million of the unrecognized tax benefits would affect our effective tax rate and approximately $94 million would result in adjustments to deferred tax valuation allowance.

Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Consolidated Statements of Operations. The combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $39 million as of March 31, 2010, as compared to $56 million as of March 31, 2009. Accrued interest expense related to estimated obligations for unrecognized tax benefits decreased by approximately $13 million during fiscal 2010. Accrued penalties decreased by approximately $4 million during fiscal 2010.

We file income tax returns in the United States, including various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions, including Canada, France, Germany, Switzerland and the United Kingdom. The IRS has completed its examination of our federal income tax returns through fiscal year 2005. As of March 31, 2010, the IRS had proposed, and we had agreed to, certain adjustments to our tax returns for fiscal years 2000 through 2005. The effects of these adjustments have been considered in estimating our future obligations for unrecognized tax benefits and are not expected to have a material impact on our financial position or results of operations. As of March 31, 2010, we had not agreed to certain other proposed adjustments for fiscal years 2000 through 2005, and those issues were pending resolution by the Appeals section of the IRS. Furthermore, the IRS has commenced an examination of our fiscal year 2006, 2007 and 2008 tax returns. We are also currently under income tax examination in Canada for fiscal years 2004 and 2005, and in France for fiscal years 2006 through 2008. We remain subject to income tax examination for several other jurisdictions including Canada for fiscal years after 2001, in France for fiscal years after 2008, in Germany for fiscal years after 2007, in the United Kingdom for fiscal years after 2008, and in Switzerland for fiscal years after 2007.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $30 million of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect the Company’s income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

(11)  COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of March 31, 2010, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities. See Note 9 regarding the purchase of our Redwood Shores headquarters facilities on July 13, 2009.

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

In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter); National Football League Properties, PLAYERS Inc., and Red Bear Inc. (professional football); Collegiate Licensing Company (collegiate football and basketball); ESPN (content in EA SPORTS games); Hasbro, Inc. (most of Hasbro’s toy and game intellectual properties); and the Estate of Robert Ludlum (Robert Ludlum novels and films). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements, and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations as of March 31, 2010 (in millions):

	Contractual Obligations
Fiscal Year Ending March 31,	Leases(a)	Developer/ Licensor Commitments(b)	Marketing	Other Purchase Obligations	Total
2011	$46	$253	$91	$2	$392
2012	39	244	53	1	337
2013	32	164	47	—	243
2014	23	12	27	—	62
2015	18	13	15	—	46
Thereafter	23	607	92	—	722

Total	$181	$1,293	$325	$3	$1,802

(a)

Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $13 million due in the future under non-cancelable sub-leases.

( b)

Developer/licensor commitments include $13 million of commitments that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Consolidated Balance Sheet as of March 31, 2010 because payment is not contingent upon performance by the developer or licensor.

In addition to what is included in the table above as of March 31, 2010, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $277 million, of which approximately $35 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

In addition to what is included in the table above as of March 31, 2010, in connection with our acquisition of Playfish on November 9, 2009, we may be required to pay additional variable cash consideration that is contingent upon the achievement of certain performance milestones through December 31, 2011. The additional consideration is limited to a maximum of $100 million.

The amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Consolidated Financial Statements. Included in the amounts above are $5 million in lease commitments for fiscal year 2011, for leases expiring in less than one year as of March 31, 2010.

Total rent expense for all operating leases was $91 million, $98 million and $94 million, for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Subsequent to March 31, 2010, we entered into various licensor and development agreements with third parties, which contingently commits us to pay up to $170 million at various dates through fiscal year 2016. No single licensor and development agreement represented greater than one-third of the total $170 million.

Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Consolidated Financial Statements.

(12)  PREFERRED STOCK

As of March 31, 2010 and 2009, we had 10,000,000 shares of preferred stock authorized but unissued. The rights, preferences, and restrictions of the preferred stock may be designated by our Board of Directors without further action by our stockholders.

(13)  STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Valuation Assumptions

We are required to estimate the fair value of share-based payment awards on the date of grant. We recognize compensation costs for stock-based payment transactions to employees based on their grant-date fair value on a straight-line approach over the service period for which such awards are expected to vest. The fair value of restricted stock units and restricted stock is determined based on the quoted market price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our ESPP, respectively, is determined using the Black-Scholes valuation model. The fair value of our stock options is based on the multiple-award valuation method. The determination of fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The key assumptions for the Black-Scholes valuation calculation are:

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

•	Expected dividends.

The estimated assumptions used in the Black-Scholes valuation model to value our option grants and ESPP were as follows:

	Stock Option Grants			ESPP
	Year Ended March 31,			Year Ended March 31,
	2010	2009	2008	2010	2009	2008
Risk-free interest rate	1.4 - 3.1%	1.0 - 3.8%	1.8 - 5.1%	0.2 - 0.4%	0.5 - 2.1%	1.7 - 4.2%
Expected volatility	40 - 48%	32 - 53%	31 - 37%	35 - 57%	35 - 75%	32 - 35%
Weighted-average volatility	45%	42%	33%	39%	66%	34%
Expected term	4.2 years	4.3 years	4.4 years	6-12 months	6-12 months	6-12 months
Expected dividends	None	None	None	None	None	None

Stock-Based Compensation Expense

Employee stock-based compensation expense recognized during the fiscal years ended March 31, 2010, 2009 and 2008 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and our ESPP included in our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2010	2009	2008
Cost of goods sold	$2	$2	$2
Marketing and sales	16	20	19
General and administrative	33	47	38
Research and development	110	134	91
Restructuring charges	26	—	—

Stock-based compensation expense	187	203	150
Benefit from income taxes	—	—	(27)

Stock-based compensation expense, net of tax	$187	$203	$123

As of March 31, 2010, our total unrecognized compensation cost related to stock options was $75 million and is expected to be recognized over a weighted-average service period of 2.4 years. As of March 31, 2010, our total unrecognized compensation cost related to restricted stock, restricted stock units and notes payable in shares of common stock (collectively referred to as “restricted stock rights”) was $311 million (inclusive of approximately $50 million of remaining compensation cost associated with the “Employee Stock Option Exchange Program” discussed below) and is expected to be recognized over a weighted-average service period of 1.8 years. Of the $311 million of unrecognized compensation cost above, $24 million relates to performance-based restricted stock units that we ceased recognizing stock-based compensation expense during fiscal year 2010 because we determined that they were neither probable nor improbable of achievement.

For the fiscal year ended March 31, 2010, we recognized $14 million of tax benefit from the exercise of stock options for which we did not have any deferred tax write-offs; all of which represented excess tax benefit related to stock-based compensation and was reported in financing activities on our Consolidated Statements of Cash Flows. For the fiscal year ended March 31, 2009, we recognized $2 million of tax benefit from the exercise of stock options for which we did not have any deferred tax asset write-offs; all of which represented excess tax benefit related to stock-based compensation and was reported in financing activities. For the fiscal year ended March 31, 2008, we recognized $45 million of tax benefit from the exercise of stock options, net of $6 million of deferred tax asset write-offs; of this amount, $51 million of excess tax benefit related to stock-based compensation was reported in financing activities.

Summary of Plans and Plan Activity

Equity Incentive Plans

Our 2000 Equity Incentive Plan (the “Equity Plan”) allows us to grant options to purchase our common stock and to grant restricted stock, restricted stock units and stock appreciation rights to our employees, officers and directors. Pursuant to the Equity Plan, incentive stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers and directors, at not less than 100 percent of the fair market value on the date of grant.

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

Options granted under the Equity Plan generally expire ten years from the date of grant and are generally exercisable as to 24 percent of the shares after 12 months, and then ratably over the following 38 months. The material terms of options granted under the JAMDAT and VGH 2005 Plans are similar to our Equity Plan.

Stock Options

The following table summarizes our stock option activity for the fiscal year ended March 31, 2010:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2009	34,360	$42.04
Granted	4,420	20.34
Exchange Program (granted)	18	17.43
Exercised	(588)	15.22
Exchange Program (cancelled)	(16,561)	49.11
Forfeited, cancelled or expired	(5,518)	40.60

Outstanding as of March 31, 2010	16,131	30.28

Vested and expected to vest	15,219	$30.79	5.5	$7

Exercisable	9,165	$36.36	3.4	$2

As of March 31, 2010, the weighted-average contractual term for our stock options outstanding was 5.7 years and the aggregate intrinsic value of our stock options outstanding was $8 million. The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of March 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average grant-date fair values of stock options granted during fiscal years 2010, 2009 and 2008 were $7.81, $10.28 and $16.85, respectively. The total intrinsic values of options exercised during fiscal years 2010, 2009 and 2008 were $3 million, $46 million and $144 million, respectively. The total estimated fair values (determined as of the grant-date) of options vested during fiscal years 2010, 2009 and 2008 were $26 million, $83 million and $82 million, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.

A total of 18 million shares were available for grant under our Equity Plan as of March 31, 2010.

The following table summarizes outstanding and exercisable options as of March 31, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Potential Dilution	Number of Shares (in thousands)	Weighted- Average Exercise Price	Potential Dilution
$0.65-$14.99	19	1.48	$9.11	—	19	$9.11	—
15.00-29.99	10,553	6.28	20.70	3.2%	4,313	23.23	1.3%
30.00-39.99	1,243	2.38	31.55	0.4%	1,243	31.55	0.4%
40.00-65.93	4,316	5.27	53.45	1.3%	3,590	53.94	1.1%

$0.65-$65.93	16,131	5.70	30.28	4.9%	9,165	36.36	2.8%

Potential dilution is computed by dividing the options in the related range of exercise prices by 330 million shares of common stock, which were issued and outstanding as of March 31, 2010.

At our Annual Meeting of Stockholders, held on July 29, 2009, in addition to approving our Exchange Program discussed below, our stockholders also approved amendments to the Equity Plan to (1) increase the number of shares authorized for issuance under the Equity Plan by 20.8 million shares and (2) amend the Equity Plan so that each share subject to a full value stock award would reduce the number of shares available for issuance by 1.43 shares, instead of the current multiple of 1.82 shares. Our stockholders also approved an amendment to the ESPP to increase the number of shares authorized under the ESPP by 3 million shares.

Restricted Stock Rights

We grant restricted stock rights under our Equity Plan to employees worldwide (except in certain countries where doing so is not feasible due to local legal requirements). Restricted stock units entitle holders to receive shares of common stock at the end of a specified period of time. Upon vesting, the equivalent number of common shares is typically issued net of required tax withholdings, if any. Restricted stock is issued and outstanding upon grant; however, restricted stock award holders are restricted from selling the shares until they vest. Upon granting or vesting of restricted stock, as the case may be, we will typically withhold shares to satisfy tax withholding requirements. Restricted stock rights are subject to forfeiture and transfer restrictions. Vesting for restricted stock rights is based on the holders’ continued employment with us. If the vesting conditions are not met, unvested restricted stock rights will be forfeited. Generally, our restricted stock rights vest according to one of the following vesting schedules:

•	100 percent after one year;

•	Three-year vesting with 33.33 percent cliff vesting at the end of each of the first and second years, and 33.34 percent cliff vesting at the end of the third year;

•	Three-year vesting with 25 percent cliff vesting at the end of each of the first and second years, and 50 percent cliff vesting at the end of the third year;

•	Four-year vesting with 25 percent cliff vesting at the end of each year; or

•	26 month vesting with 50 percent cliff vesting at the end of 13 months and 50 percent cliff vesting at the end of 26 months.

Each restricted stock right granted reduces the number of shares available for grant by 1.43 shares under our Equity Plan. The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit activity discussed below, for the fiscal year ended March 31, 2010:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2009	7,559	$42.76
Granted	5,302	18.84
Exchange Program (granted)	5,919	17.43
Vested	(3,064)	42.16
Forfeited or cancelled	(1,416)	33.53

Balance as of March 31, 2010	14,300	24.45

The weighted-average grant-date fair value of restricted stock rights is based on the quoted market price of our common stock on the date of grant. The weighted-average grant-date fair values of restricted stock rights granted during fiscal years 2010, 2009 and 2008 were $18.10, $32.42 and $52.06, respectively. The total grant-date fair values of restricted stock rights that vested during fiscal years 2010, 2009 and 2008 were $129 million, $90 million and $31 million, respectively.

Performance-Based Restricted Stock Units

Our performance-based restricted stock units vest contingent upon the achievement of pre-determined performance-based milestones. If these performance-based milestones are not met, the restricted stock units will not vest, in which case, any compensation expense we have recognized to date will be reversed.

The following table summarizes our performance-based restricted stock unit activity for the fiscal year ended March 31, 2010:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2009	3,008	$47.59
Granted	236	20.93
Vested	(196)	27.73
Forfeited or cancelled	(722)	39.61

Balance as of March 31, 2010	2,326	49.04

The weighted-average grant-date fair value of performance-based restricted stock units is based on the quoted market price of our common stock on the date of grant. The weighted-average fair values of performance-based restricted stock units granted during fiscal years 2010, 2009 and 2008 were $20.93, $46.05 and $54.51, respectively. The total grant date fair values of performance-based restricted stock units that vested during fiscal years 2010 and 2009 were $5 million and $3 million, respectively. No performance-based restricted stock units vested prior to fiscal year 2009.

ESPP

Pursuant to our ESPP, eligible employees may authorize payroll deductions of between 2 and 10 percent of their compensation to purchase shares at 85 percent of the lower of the market price of our common stock on the date of commencement of the offering or on the last day of each six-month purchase period.

At our Annual Meeting of Stockholders, held on July 29, 2009, our stockholders approved amendments to the ESPP to increase the number of shares authorized under the ESPP by 3 million. As of March 31, 2010, we had 5 million shares of common stock reserved for future issuance under the ESPP.

During fiscal year 2010, we issued approximately 2.2 million shares under the ESPP with exercise prices for purchase rights ranging from $13.86 to $14.08. During fiscal years 2010, 2009 and 2008, the estimated weighted-average fair values of purchase rights were $6.50, $13.04 and $14.57, respectively.

We issue new common stock out of the ESPP’s pool of authorized shares. The fair values above were estimated on the date of grant using the Black-Scholes option-pricing model assumptions.

Employee Stock Option Exchange Program

On October 21, 2009, we launched a voluntary Employee Stock Option Exchange Program (“Exchange Program”) to permit our eligible employees to exchange outstanding eligible options for a lesser number of restricted stock units, shares of restricted stock (in Canada only), or new options (in China only) to be granted under our Equity Plan. The Exchange Program offer period began on October 21, 2009 and ended on November 18, 2009.

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

Options eligible for the Exchange Program were those options granted prior to October 21, 2008, that had an exercise price per share greater than $28.18, which was the 52-week high trading price of our common stock measured as of the start date of the Exchange Program, as reported on the NASDAQ Global Select Market, and that upon conversion using the exchange ratio applicable for such options resulted in four or more shares of restricted stock units, shares of restricted stock or new options, as the case may be.

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

The Exchange Program resulted in options to purchase approximately 16,561,000 shares of our common stock being exchanged for restricted stock units to acquire approximately 4,996,000 shares, approximately 923,000 shares of restricted stock awards and new options to purchase approximately 18,000 shares.

Due to the structure of the Exchange Program as a “value-for-value” exchange for the eligible options tendered for exchange, and certain assumptions we are required to use regarding the eligible options for accounting purposes, we will recognize an incremental accounting charge of approximately $70 million over the vesting period of the restricted stock units, restricted stock and options issued in the Exchange Program in addition to recognizing any remaining unrecognized expense for the stock options surrendered in the exchange. We recorded approximately $14 million of the incremental charge during the fiscal year ended March 31, 2010.

Deferred Compensation Plan

We have a Deferred Compensation Plan (“DCP”) for the benefit of a select group of management or highly compensated Employees and Directors, which is unfunded and intended to be a plan that is not qualified within the meaning section 401(a) of the Internal Revenue Code. The DCP permits the deferral of the annual base salary and/or Director fees up to a maximum amount. The deferrals are held in a separate trust, which has been established by us to administer the DCP. The trust is a grantor trust and the specific terms of the trust agreement provide that the assets of the trust are available to satisfy the claims of general creditors in the event of our insolvency. The assets held by the trust are classified as trading securities and reflected at their fair value on our Consolidated Balance Sheets. The assets and liabilities of the DCP are presented in other current assets and other liabilities in our Consolidated Balance Sheets, respectively, with changes in the fair market value of the assets and in the deferred compensation liability recognized as compensation expense. The assets were valued at $12 million and $9 million as of March 31, 2010 and 2009, respectively.

401(k) Plan and Registered Retirement Savings Plan

We have a 401(k) plan covering substantially all of our U.S. employees, and a Registered Retirement Savings Plan covering substantially all of our Canadian employees. These plans permit us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed an aggregate of $10 million, $7 million and $13 million to these plans in fiscal years 2010, 2009 and 2008, respectively.

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

The change in the components of accumulated other comprehensive income, net of related immaterial taxes, is summarized as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments, net	Unrealized Gains (Losses) on Derivative Instruments, net	Accumulated Other Comprehensive Income
Balances as of March 31, 2007	$43	$251	$—	$294
Other comprehensive income (loss)	42	251	(3)	290

Balances as of March 31, 2008	85	502	(3)	584
Other comprehensive income (loss)	(88)	(311)	4	(395)

Balances as of March 31, 2009	(3)	191	1	189
Other comprehensive income (loss)	73	(33)	(1)	39

Balances as of March 31, 2010	$70	$158	$—	$228

(15)  INTEREST AND OTHER INCOME, NET

Interest and other income, net, for the years ended March 31, 2010, 2009 and 2008 consisted of (in millions):

	Year Ended March 31,
	2010	2009	2008
Interest income, net	$10	$48	$102
Net gain (loss) on foreign currency transactions	(19)	(49)	20
Net gain (loss) on foreign currency forward contracts	10	34	(31)
Other income, net	5	1	7

Interest and other income, net	$6	$34	$98

(16)  NET LOSS PER SHARE

Basic earnings per share is computed as net loss divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock, restricted stock units, common stock through our ESPP, warrants and other convertible securities using the treasury stock method.

As a result of our net loss for the fiscal years ended March 31, 2010, 2009 and 2008, we have excluded certain equity-based instruments from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 2 million shares, 4 million shares and 7 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Options to purchase and restricted stock units and restricted stock to be released in the amount of 32 million shares, 28 million shares and 18 million shares of common stock were excluded from the computation of diluted shares for the fiscal years ended March 31, 2010, 2009 and 2008, respectively, as their inclusion would have had an antidilutive effect. For fiscal years 2010, 2009 and 2008, the weighted-average exercise prices of these shares were $32.89, $44.59 and $53.89 per share, respectively.

(17)  SEGMENT INFORMATION

Our reporting segments are based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

Our business is currently organized around three operating labels, EA Games, EA SPORTS and EA Play, as well as EA Interactive, which reports into our Publishing Organization. Our CODM regularly receives separate financial information for distinct businesses within the EA Interactive organization, including EA Mobile, Pogo and Playfish. Accordingly, in assessing performance and allocating resources, our CODM reviews the results of our three Labels, as well as the operating segments in EA Interactive, including EA Mobile, Pogo and Playfish. Due to their similar economic characteristics, products, and distribution methods, EA Games, EA SPORTS, and EA Play’s results are aggregated into one Reportable Segment (the “Label segment”) as shown below. The remaining operating segments’ results are not material for separate disclosure and are included in the reconciliation of Label segment profit to consolidated operating loss below. In addition to assessing performance and allocating resources based on our operating segments as described herein, to a lesser degree, our CODM also reviews results based on geographic performance.

The following table summarizes the financial performance of the Label segment and a reconciliation of the Label segment’s profit to our consolidated operating loss for the fiscal years ended March 31, 2010, 2009 and 2008 (in millions):

	Year Ended March 31,
	2010	2009	2008
Label segment:
Net revenue before revenue deferral	$3,692	$3,746	$3,722
Depreciation and amortization	(53)	(67)	(68)
Other expenses	(2,929)	(3,284)	(2,928)

Label segment profit	710	395	726
Reconciliation to consolidated operating loss:
Other:
Revenue deferral	(2,358)	(1,077)	(1,186)
Recognition of revenue deferral	1,853	1,203	831
Other net revenue	467	340	298
Depreciation and amortization	(133)	(121)	(118)
Other expenses	(1,225)	(1,567)	(1,038)

Consolidated operating loss	$(686)	$(827)	$(487)

Label segment profit differs from consolidated operating loss primarily due to the exclusion of (1) certain corporate and other functional costs that are not allocated to the Labels, (2) the deferral of certain net revenue related to online-enabled packaged goods and digital content (see Note 9 of the Notes to Consolidated Financial Statements), and (3) the results of EA Mobile, Pogo, Playfish, and our Switzerland distribution revenue that has not been allocated to the Labels. Our CODM reviews assets on a consolidated basis and not on a segment basis.

Information about our total net revenue by platform for the fiscal years ended March 31, 2010, 2009 and 2008 is presented below (in millions):

	Year Ended March 31,
	2010	2009	2008
Consoles
Xbox 360	$868	$1,005	$855
PLAYSTATION 3	771	776	383
Wii	570	583	307
PlayStation 2	133	405	680
Xbox	—	1	20
Nintendo GameCube	—	—	6

Total Consoles	2,342	2,770	2,251
PC	687	712	702
Wireless Platforms
Nintendo DS	135	222	235
Mobile	212	189	152
PSP	125	174	187
Game Boy Advance	—	—	8

Total Wireless	472	585	582
Licensing and Other	153	145	130

Total Net Revenue	$3,654	$4,212	$3,665

Information about our operations in North America, Europe and Asia as of and for the fiscal years ended March 31, 2010, 2009 and 2008 is presented below (in millions):

	Year Ended March 31,
	2010	2009	2008
Net revenue from unaffiliated customers
North America	$2,025	$2,412	$1,942
Europe	1,433	1,589	1,541
Asia	196	211	182

Total	$3,654	$4,212	$3,665

	As of March 31,
	2010	2009
Long-lived assets
North America	$1,357	$1,171
Europe	440	169
Asia	37	42

Total	$1,834	$1,382

Our North America net revenue was primarily generated in the United States.

Our direct sales to GameStop Corp. represented approximately 16 percent, 14 percent, and 13 percent of total net revenue in fiscal years ended March 31, 2010, 2009, and 2008 respectively. Our direct sales to Wal-Mart Stores, Inc. represented approximately 12 percent, 14 percent, and 12 percent of total net revenue in fiscal years ended March 31, 2010, 2009 and 2008, respectively.

(18)  COLLABORATIVE ARRANGEMENTS

On April 1, 2009, we adopted FASB ASC 808, Collaborative Arrangements. FASB ASC 808 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The adoption of FASB ASC 808 did not have a significant impact on our Consolidated Financial Statements for the fiscal years ended March 31, 2010, 2009 and 2008.

(19)  RELATED PERSON TRANSACTION

Prior to becoming Chief Executive Officer of Electronic Arts, John Riccitiello was a co-founder and Managing Partner of Elevation Partners, L.P., and also served as Chief Executive Officer of VGH, which we acquired in January 2008. At the time of the acquisition, Mr. Riccitiello held an indirect financial interest in VGH resulting from his interest in the entity that controlled Elevation Partners, L.P. and his interest in a limited partner of Elevation Partners, L.P. Elevation Partners, L.P. was a significant stockholder of VGH.

(20)  CERTAIN ABANDONED ACQUISITION-RELATED COSTS

On March 13, 2008, we commenced an unsolicited $2.1 billion cash tender offer for all of the outstanding shares of Take-Two Interactive Software, Inc. On August 18, 2008, we allowed our tender offer for Take-Two shares to expire and on September 14, 2008, we announced that we had terminated discussions with Take-Two. As a result of the terminated discussions, during the fiscal year ended March 31, 2009, we recognized $21 million in related costs consisting of legal, banking and other consulting fees. These costs are included in our Consolidated Statements of Operations.

(21)  QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

	Quarter Ended								Year Ended
(In millions, except per share data)	June 30		Sept. 30		Dec. 31		March 31
Fiscal 2010 Consolidated
Net revenue	$644		$788		$1,243		$979		$3,654
Gross profit	323		195		589		681		1,788
Operating income (loss)	(245)		(417)		(107)		83		(686)
Net income (loss)	(234	)(a)	(391	)(b)	(82	)(c)	30	(d)	(677)
Common Stock
Net income (loss) per share — Basic and Diluted	$(0.72)		$(1.21)		$(0.25)		$0.09		$(2.08)
Common stock price per share
High	$23.76		$22.14		$21.05		$18.99		$23.76
Low	$17.48		$17.68		$15.86		$15.70		$15.70
Fiscal 2009 Consolidated
Net revenue	$804		$894		$1,654		$860		$4,212
Gross profit	508		337		729		511		2,085
Operating loss	(97)		(364)		(304)		(62)		(827)
Net loss	(95	)(e)	(310	)(f)	(641	)(g)	(42	)(h)	(1,088)
Common Stock
Net loss per share — Basic and Diluted	$(0.30)		$(0.97)		$(2.00)		$(0.13)		$(3.40)
Common stock price per share
High	$54.81		$50.17		$39.56		$20.60		$54.81
Low	$43.46		$38.36		$15.01		$14.24		$14.24

(a)	Net loss includes losses on strategic investments of $16 million and restructuring charges of $14 million, both of which are pre-tax amounts.

(b)

Net loss includes a loss on lease obligation (G&A) of $14 million, losses on strategic investments of $8 million, restructuring charges of $6 million, and a $2 million gain on licensed intellectual property commitment (COGS), all of which are pre-tax amounts.

(c)	Net loss includes restructuring charges of $100 million and losses on strategic investments of $1 million, both of which are pre-tax amounts.

(d)

Net income includes restructuring charges of $20 million, $2 million of acquisition-related contingent consideration expense, a $1 million gain on licensed intellectual property commitment (COGS), and a $1 million loss on strategic investments, all of which are pre-tax amounts.

(e)	Net loss includes restructuring charges of $20 million, losses on strategic investments of $6 million, and acquired in-process technology of $2 million, all of which are pre-tax amounts.

(f)	Net loss includes losses on strategic investments of $34 million, $21 million of certain abandoned acquisition-related costs, and restructuring charges of $3 million, all of which are pre-tax amounts.

(g)

Net loss includes a $368 million goodwill impairment charge, losses on strategic investments of $27 million, restructuring charges of $18 million, and acquired in-process technology of $1 million, all of which are pre-tax amounts.

(h)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Electronic Arts Inc.:

We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of April 3, 2010 and March 28, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended April 3, 2010. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts Inc. and subsidiaries as of April 3, 2010 and March 28, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended April 3, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 5 to the consolidated financial statements, the Company changed its method of accounting for business combinations at the beginning of fiscal year 2010.

As discussed in note 10 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes at the beginning of fiscal year 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Electronic Arts Inc.’s internal control over financial reporting as of April 3, 2010, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 28, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

May 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Electronic Arts Inc.:

We have audited Electronic Arts Inc.’s (the Company) internal control over financial reporting as of April 3, 2010, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Electronic Arts Inc. maintained, in all material respects, effective internal control over financial reporting as of April 3, 2010, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electronic Arts Inc. and subsidiaries as of April 3, 2010 and March 28, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended April 3, 2010. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. Our report dated May 28, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

Mountain View, California

May 28, 2010

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recently completed fiscal year. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of the end of our most recently completed fiscal year, our internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has issued an auditors’ report on the effectiveness of our internal control over financial reporting. That report appears on page 110.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal year ended March 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference to the information to be included in our Proxy Statement for our 2010 Annual Meeting of Stockholders (the “Proxy Statement”) other than the information regarding executive officers, which is included in Item 1 of this report. The information regarding Section 16 compliance is incorporated herein by reference to the information to be included in the Proxy Statement.

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

1.  Financial Statements:  See Index to Consolidated Financial Statements under Item 8 on Page 65 of this report.

2.  Financial Statement Schedule:  See Schedule II on Page 115 of this report.

3.  Exhibits:  The exhibits listed in the accompanying index to exhibits on Page 116 are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.

By:	/s/ John S. Riccitiello
John S. Riccitiello,
Chief Executive Officer

Date: May 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 28th of May 2010.

Name	Title

/s/ John S. Riccitiello John S. Riccitiello	Chief Executive Officer

/s/ Eric F. Brown Eric F. Brown	Executive Vice President, Chief Financial Officer

/s/ Kenneth A. Barker Kenneth A. Barker	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Directors:

/s/ Lawrence F. Probst III Lawrence F. Probst III	Chairman of the Board

/s/ Leonard S. Coleman Leonard S. Coleman	Director

/s/ Jeffrey T. Huber Jeffrey T. Huber	Director

/s/ Gary M. Kusin Gary M. Kusin	Director

/s/ Geraldine B. Laybourne Geraldine B. Laybourne	Director

/s/ Gregory B. Maffei Gregory B. Maffei	Director

/s/ Vivek Paul Vivek Paul	Director

/s/ John S. Riccitiello John S. Riccitiello	Director

/s/ Richard A. Simonson Richard A. Simonson	Director

/s/ Linda J. Srere Linda J. Srere	Director

ELECTRONIC ARTS INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2010, 2009 and 2008

(In millions)

Allowance for Doubtful Accounts, Price Protection and Returns	Balance at Beginning of Period	Charged to Revenue, Costs and Expenses	Charged (Credited) to Other Accounts(a)	Deductions(b)	Balance at End of Period
Year Ended March 31, 2010	$217	$515	$—	$515	$217

Year Ended March 31, 2009	$238	$543	$(28)	$536	$217

Year Ended March 31, 2008	$214	$328	$16	$320	$238

(a)

Primarily the translation effect of using the average exchange rate for expense items and the year-end exchange rate for the balance sheet item (allowance account) and other reclassification adjustments.

(b)	Primarily the utilization of our returns allowance and price protection reserves.

ELECTRONIC ARTS INC.

2010 FORM 10-K ANNUAL REPORT

EXHIBIT INDEX

Number	Exhibit Title	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date

2.01	Agreement for the Sale and Purchase of Playfish Limited, dated as of November 9, 2009.	8-K	000-17948	11/09/2009

3.01	Amended and Restated Certificate of Incorporation of Electronic Arts Inc.	10-Q	000-17948	11/03/2004

3.02	Amended and Restated Bylaws.	8-K	000-17948	05/11/2009

4.01	Specimen Certificate of Registrant’s Common Stock.	10-K	000-17948	05/22/2009

10.01*	Registrant’s Directors Stock Option Plan and related documents.	S-8	33-32616	11/06/1991

10.02*	Registrant’s 1991 Stock Option Plan and related documents as amended.	S-8	333-84215	07/30/1999

10.03*	Registrant’s 1998 Directors’ Stock Option Plan and related documents, as amended.	S-8	333-84215	07/30/1999

10.04*	Electronic Arts Inc. Executive Bonus Plan.	8-K	000-17948	07/27/2007

10.05*	Electronic Arts Deferred Compensation Plan, as amended and restated.	10-Q	000-17948	08/06/2007

10.06*	Registrant’s 2000 Equity Incentive Plan, as amended, and related documents.	8-K	000-17948	07/30/2009

10.07*	Registrant’s 2000 Employee Stock Purchase Plan, as amended.	8-K	000-17948	07/30/2009

10.08*	Form of Stock Option Agreement (2000 Equity Incentive Plan: Director Grants).	10-Q	000-17948	11/06/2008

10.09*	Form of Performance-Based Restricted Stock Unit Agreement, as amended.	8-K	000-17948	03/24/2009

10.10*	Electronic Arts Discretionary Bonus Plan.	8-K	000-17948	05/11/2009

10.11*	First Amendment to the Electronic Arts Deferred Compensation Plan, as amended and restated.	10-K	000-17948	05/22/2009

10.12*	Electronic Arts Discretionary Bonus Plan Addendum.	8-K	000-17948	05/20/2010

10.13*	Form of Indemnity Agreement with Directors.	10-K	000-17948	06/04/2004

10.14	Lease Agreement by and between Registrant and Louisville Commerce Realty Corporation, dated April 1, 1999.	10-K	000-17948	06/29/1999

10.15	Lease Agreement by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.	10-Q	000-17948	11/07/2003

10.16	Agreement Re: Right of First Offer to Purchase and Option to Purchase by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.	10-Q	000-17948	11/07/2003

Number	Exhibit Title	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date

10.17	Profit Participation Agreement by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.	10-Q	000-17948	11/07/2003

10.18	Sublease Agreement by and between Electronic Arts Inc. and Playa Capital Company, LLC, dated July 31, 2003.	10-Q	000-17948	11/07/2003

10.19	First Amendment of Lease by and between Louisville Commerce Realty Corporation and Electronic Arts Inc., dated February 23, 2004.	10-K	000-17948	06/04/2004

10.20	First Amendment to lease agreement by and between Playa Vista — Water’s Edge, LLC and Electronic Arts Inc., entered into March 3, 2004.	10-Q	000-17948	08/03/2004

10.21	Lease agreement between ASP WT, L.L.C. (“Landlord”) and Tiburon Entertainment, Inc. (“Tenant”) for space at Summit Park I, dated June 15, 2004.	10-Q	000-17948	08/03/2004

10.22	First amendment to lease, dated December 13, 2005, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts – Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.	10-Q	000-17948	02/08/2006

10.23	Agreement for Under lease relating to Onslow House, Guildford, Surrey, dated 7 February 2006, by and between The Standard Life Assurance Company and Electronic Arts Limited and Electronic Arts Inc.	10-Q	000-17948	02/08/2006

10.24*	Employment Agreement dated September 26, 2006 between EA Swiss Sàrl and Gerhard Florin.	8-K	000-17948	09/27/2006

10.25*	Offer Letter for Employment at Electronic Arts Inc. to John Riccitiello, dated February 12, 2007.	8-K	000-17948	02/26/2007

10.26*	Offer Letter for Employment at Electronic Arts Inc. to Peter Moore, dated June 5, 2007.	8-K	000-17948	07/17/2007

10.27	Agreement and Plan of Merger By and Among Electronic Arts Inc., WHI Merger Corporation, a wholly-owned subsidiary of Parent, VG Holding Corp., and with respect to Article VII and Article IX only, Elevation Management, LLC as Stockholder Representative dated October 11, 2007.	8-K	000-17948	10/11/2007

10.28*	Electronic Arts Key Employee Continuity Plan.	8-K	000-17948	02/11/2008

10.29*	Offer Letter for Employment at Electronic Arts Inc. to Eric Brown, dated March 19, 2008.	8-K	000-17948	03/27/2008

10.30	Second Amendment of Lease Agreement by and between US Industrial REIT II and Electronic Arts Inc., dated April 1, 2009.	10-Q	000-17948	08/10/2009

10.31	Second Amendment to Lease, dated May 8, 2009, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts – Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.	10-Q	000-17948	08/10/2009

Number	Exhibit Title	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date

10.32*	Offer Letter for Employment at Electronic Arts Inc. to John Schappert, dated June 15, 2009.	8-K	000-17948	06/18/2009

10.33	Bill of Sale (2001 Transaction), dated July 13, 2009, by and between SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation), as Transferor, and Electronic Arts, Inc., a Delaware corporation, as Transferee.	8-K	000-17948	07/15/2009

10.34	Bill of Sale (2000 Transaction), dated July 13, 2009, by and between SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation), as Transferor, and Electronic Arts, Inc., a Delaware corporation, as Transferee.	8-K	000-17948	07/15/2009

10.35	Grant Deed (2001 Transaction), dated July 13, 2009, by and between SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation), as Grantor, and Electronic Arts, Inc., a Delaware corporation, as Grantee.	8-K	000-17948	07/15/2009

10.36	Grant Deed (2000 Transaction), dated July 13, 2009, by and between SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation), as Grantor, and Electronic Arts, Inc., a Delaware corporation, as Grantee.	8-K	000-17948	07/15/2009

10.37**	Global PlayStation 3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc.	10-Q/A	000-17948	04/30/2010

10.38**	First Amended North American Territory Rider to the Global PlayStation 3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc.	10-Q	000-17948	11/10/2009

10.39**	Global PlayStation 3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited.	10-Q/A	000-17948	04/30/2010

10.40**	Sony Computer Entertainment Europe Limited Regional Rider to the Global PlayStation 3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited.	10-Q	000-17948	11/10/2009

10.41**	Confidential License Agreement for the Wii Console (Western Hemisphere), dated November 19, 2006, by and among Electronic Arts Inc., EA International (Studio and Publishing) Limited, and Nintendo of America Inc.	10-Q	000-17948	11/10/2009

10.42**	Xbox2 Publisher License Agreement, dated May 15, 2005, by and among Electronic Arts Inc., Electronic Arts C.V. and Microsoft Licensing, GP.	10-Q/A	000-17948	04/30/2010

Number	Exhibit Title	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date

10.43	Third amendment to lease, dated December 24, 2009, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts – Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.	10-Q	000-17948	02/09/2010

10.44*	Termination Agreement for Gerhard Florin, dated November, 19, 2010.				X

21.01	Subsidiaries of the Registrant.				X

23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS†	XBRL Instance Document.				X

101.SCH†	XBRL Taxonomy Extension Schema Document.				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Management contract or compensatory plan or arrangement.

**	Portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections. We are deemed to have complied with the reporting obligation relating to the submission of interactive data files in these exhibits and are not subject to liability under the anti-fraud provisions of the Securities Act of 1933 or any other liability provision as long as we make a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements.