Form 10-Q
period 2010-06-30
ELECTRONIC ARTS INC.
filed 2010-08-09
CIK 712515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 5, 2010, there were 330,295,574 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	June 30, 2010	March 31, 2010 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,057	$1,273
Short-term investments	480	432
Marketable equity securities	193	291
Receivables, net of allowances of $180 and $217, respectively	103	206
Inventories	82	100
Deferred income taxes, net	43	44
Other current assets	270	239

Total current assets	2,228	2,585

Property and equipment, net	516	537
Goodwill	1,090	1,093
Acquisition-related intangibles, net	185	204
Deferred income taxes, net	49	52
Other assets	177	175

TOTAL ASSETS	$4,245	$4,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55	$91
Accrued and other current liabilities	620	717
Deferred net revenue (packaged goods and digital content)	490	766

Total current liabilities	1,165	1,574

Income tax obligations	229	242
Deferred income taxes, net	2	2
Other liabilities	97	99

Total liabilities	1,493	1,917

Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 330 and 330 shares issued and outstanding, respectively	3	3
Paid-in capital	2,417	2,375
Retained earnings	219	123
Accumulated other comprehensive income	113	228

Total stockholders’ equity	2,752	2,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,245	$4,646

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

(a)	Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In millions, except per share data)	Three Months Ended June 30,
	2010	2009
Net revenue	$815	$644
Cost of goods sold	222	321

Gross profit	593	323

Operating expenses:
Marketing and sales	127	164
General and administrative	74	66
Research and development	275	312
Amortization of intangibles	15	12
Acquisition-related contingent consideration	2	—
Restructuring charges	2	14

Total operating expenses	495	568

Operating income (loss)	98	(245)
Losses on strategic investments	(5)	(16)
Interest and other income, net	—	3

Income (loss) before benefit from income taxes	93	(258)
Benefit from income taxes	(3)	(24)

Net income (loss)	$96	$(234)

Net income (loss) per share:
Basic	$0.29	$(0.72)
Diluted	$0.29	$(0.72)
Number of shares used in computation:
Basic	328	323
Diluted	332	323

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In millions)	Three Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$96	$(234)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and accretion, net	48	48
Stock-based compensation	47	33
Non-cash restructuring charges	—	7
Net losses on investments and sale of property and equipment	5	15
Acquisition-related contingent consideration	2	—
Change in assets and liabilities:
Receivables, net	97	(252)
Inventories	16	4
Other assets	(37)	(35)
Accounts payable	(40)	8
Accrued and other liabilities	(109)	(82)
Deferred income taxes, net	3	(12)
Deferred net revenue (packaged goods and digital content)	(276)	172

Net cash used in operating activities	(148)	(328)

INVESTING ACTIVITIES
Capital expenditures	(11)	(8)
Proceeds from sale of marketable equity securities	8	—
Proceeds from maturities and sales of short-term investments	98	168
Purchase of short-term investments	(148)	(269)
Acquisition of subsidiaries, net of cash acquired	—	(3)

Net cash used in investing activities	(53)	(112)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1	3

Net cash provided by financing activities	1	3

Effect of foreign exchange on cash and cash equivalents	(16)	21

Decrease in cash and cash equivalents	(216)	(416)
Beginning cash and cash equivalents	1,273	1,621

Ending cash and cash equivalents	$1,057	$1,205

Supplemental cash flow information:
Cash paid (refunded) during the period for income taxes, net	$6	$(2)

Non-cash investing activities:
Change in unrealized gains (losses) on investments, net of taxes	$(89)	$77

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

We develop, market, publish and distribute video game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, handheld game players (such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™), mobile devices (such as cellular and smart phones including the Apple iPhone™) and wireless devices such as the Apple iPadTM. Some of our games are based on content that we license from others (e.g., FIFA Soccer, Madden NFL Football, Harry Potter™, and Hasbro’s toy and game intellectual properties), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™, Need for Speed™, and Dead Space™). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., FIFA Soccer, Madden NFL Football, and NCAA® Football), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Harry Potter).

Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2011 and 2010 contain 52 and 53 weeks, respectively, and ends or ended, as the case may be, on April 2, 2011 and April 3, 2010, respectively. Our results of operations for the three months ended June 30, 2010 and 2009 contained 13 weeks and 14 weeks, respectively, and ended on July 3, 2010 and July 4, 2009, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as filed with the United States Securities and Exchange Commission (“SEC”) on May 28, 2010.

(2) FAIR VALUE MEASUREMENTS

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

As of June 30, 2010 and March 31, 2010, our assets and liabilities that are measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of June 30, 2010	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$636	$636	$—	$—	Cash equivalents
Available-for-sale securities:
Marketable equity securities	193	193	—	—	Marketable equity securities
Corporate bonds	254	—	254	—	Short-term investments
U.S. agency securities	125	—	125	—	Short-term investments and cash equivalents
U.S. Treasury securities	101	101	—	—	Short-term investments and cash equivalents
Commercial paper	11	—	11	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Foreign currency derivatives	4	—	4	—	Other current assets

Total assets at fair value	$1,335	$941	$394	$—

Liability
Contingent consideration (b)	$67	$—	$—	$67	Accrued and other current liabilities and other liabilities

Total liability at fair value	$67	$—	$—	$67

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Contingent Consideration
Balance as of March 31, 2010				$65
Change in fair value(c)				2

Balance as of June 30, 2010				$67

	As of March 31, 2010	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$619	$619	$—	$—	Cash equivalents
Available-for-sale securities:
Marketable equity securities	291	291	—	—	Marketable equity securities
Corporate bonds	234	—	234	—	Short-term investments and cash equivalents
U.S. agency securities	118	—	118	—	Short-term investments and cash equivalents
U.S. Treasury securites	93	93	—	—	Short-term investments and cash equivalents
Commercial paper	12	—	12	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	12	12	—	—	Other assets
Foreign currency derivatives	2	—	2	—	Other current assets

Total assets at fair value	$1,381	$1,015	$366	$—

Liability
Contingent consideration (b)	$65	$—	$—	$65	Accrued and other current liabilities and other liabilities

Total liability at fair value	$65	$—	$—	$65

(a)	The deferred compensation plan assets consist of various mutual funds.

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

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Condensed Consolidated Statements of Operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We reviewed our financial and nonfinancial assets and liabilities for the three months ended June 30, 2010 and 2009 and concluded there were no material impairment charges during each of these periods.

(3) FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2010 and March 31, 2010 (in millions):

	As of June 30, 2010				As of March 31, 2010
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Cash and cash equivalents:
Cash	$410	$—	$—	$410	$629	$—	$—	$629
Money market funds	636	—	—	636	619	—	—	619
U.S. Treasury securities	5	—	—	5	10	—	—	10
Commercial paper	4	—	—	4	11	—	—	11
U.S. agency securities	2	—	—	2	3	—	—	3
Corporate bonds	—	—	—	—	1	—	—	1

Cash and cash equivalents	1,057	—	—	1,057	1,273	—	—	1,273

Short-term investments:
Corporate bonds	252	2	—	254	231	2	—	233
U.S. agency securities	123	—	—	123	115	—	—	115
U.S. Treasury securities	96	—	—	96	83	—	—	83
Commercial paper	7	—	—	7	1	—	—	1

Short-term investments	478	2	—	480	430	2	—	432

Cash, cash equivalents and short-term investments	$1,535	$2	$—	$1,537	$1,703	$2	$—	$1,705

We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell the investments, any contractual terms impacting the prepayment or settlement process, as well as if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. Based on our review, we did not consider the investments listed above to be other-than-temporarily impaired as of June 30, 2010 and March 31, 2010.

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of June 30, 2010 and March 31, 2010 (in millions):

	As of June 30, 2010		As of March 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$211	$211	$165	$165
Due in 1-2 years	167	168	174	176
Due in 2-3 years	100	101	91	91

Short-term investments	$478	$480	$430	$432

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

Marketable equity securities consisted of the following as of June 30, 2010 and March 31, 2010 (in millions):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2010	$119	$74	$—	$193
As of March 31, 2010	$132	$159	$—	$291

During the three months ended June 30, 2010 and 2009, we recognized impairment charges of $2 million and $16 million, respectively, on our investment in The9. Due to various factors, including but not limited to, the extent and duration during which the market prices of these securities had been below adjusted cost and our intent to hold these securities, we concluded the decline in values were other-than-temporary. The impairments for the three months ended June 30, 2010 and 2009 are included in losses on strategic investments in our Condensed Consolidated Statements of Operations.

During the three months ended June 30, 2010, we received proceeds of $8 million and realized losses of $3 million from selling a portion of our investment in The9. We did not sell any of our marketable equity securities during the three months ended June 30, 2009. The realized losses for the three months ended June 30, 2010 are included in losses on strategic investments in our Condensed Consolidated Statements of Operations.

In February 2005, we purchased approximately 19.9 percent of the then-outstanding ordinary shares (representing approximately 18 percent of the voting rights at the time) of Ubisoft Entertainment for $91 million. Subsequent to June 30, 2010, we sold this investment for approximately $121 million.

Other Investments Included in Other Assets

Our other investments, included in other assets on our Condensed Consolidated Balance Sheets, consist principally of non-voting preferred shares in two companies whose common stock is publicly traded and are accounted for under the cost method. Under this method, these investments are recorded at cost until we determine that the fair value of the investment has fallen below its adjusted cost basis and that such decline is other-than-temporary. We evaluate our investments for impairment quarterly. When we conclude that an investment is other-than-temporarily impaired, we recognize an impairment charge at that time in our Condensed Consolidated Statements of Operations.

During the three months ended June 30, 2010 and 2009, we did not recognize any impairment charges with respect to these investments.

(4) DERIVATIVE FINANCIAL INSTRUMENTS

The assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in other current assets or accrued and other current liabilities, respectively, in our Condensed Consolidated Balance Sheets. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative instrument and whether it is designated and qualifies for hedge accounting.

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

Cash Flow Hedging Activities

Our foreign currency option contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income, net, in our Condensed Consolidated Statements of Operations. During the reporting periods all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified into interest and other income, net. As of June 30, 2010, we had foreign currency option contracts to purchase approximately $13 million in foreign currency and to sell approximately $166 million of foreign currencies. All of the foreign currency option contracts outstanding as of June 30, 2010 will mature in the next 12 months. As of March 31, 2010, we had foreign currency option contracts to purchase approximately $18 million in foreign currency and to sell approximately $30 million of foreign currencies. As of June 30, 2010 and March 31, 2010, these foreign currency option contracts outstanding had a total fair value of $4 million and $2 million, respectively, and are included in other current assets.

The effect of foreign currency option contracts on our Condensed Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009 was immaterial.

Balance Sheet Hedging Activities

Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. As of June 30, 2010, we had foreign currency forward contracts to purchase and sell approximately $233 million in foreign currencies. Of this amount, $79 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $148 million to purchase foreign currencies in exchange for U.S. dollars and $6 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2010, we had foreign currency forward contracts to purchase and sell approximately $431 million in foreign currencies. Of this amount, $293 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $127 million to purchase foreign currency in exchange for U.S. dollars and $11 million to sell foreign currency in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was immaterial as of June 30, 2010 and March 31, 2010.

The effect of foreign currency forward contracts not designated as hedging instruments on our Condensed Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009 was immaterial.

(5) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET

The changes in the carrying amount of goodwill are as follows (in millions):

	Label Segment	Other Segments	Total
As of March 31, 2010
Goodwill	$672	$789	$1,461
Accumulated Impairment	—	(368)	(368)

	672	421	1,093

Effects of Foreign Currency Translation	(2)	(1)	(3)

As of June 30, 2010
Goodwill	670	788	1,458
Accumulated Impairment	—	(368)	(368)

	$670	$420	$1,090

Acquisition-related intangibles consisted of the following (in millions):

	As of June 30, 2010			As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and Core Technology	$257	$(161)	$96	$258	$(155)	$103
Trade Names and Trademarks	89	(61)	28	89	(57)	32
Carrier Contracts and Related	85	(58)	27	85	(56)	29
Registered User Base and Other Intangibles	79	(45)	34	79	(39)	40

Total	$510	$(325)	$185	$511	$(307)	$204

Amortization of intangibles for the three months ended June 30, 2010 and 2009 was $18 million (of which $3 million was recognized in cost of goods sold) and $15 million (of which $3 million was recognized in cost of goods sold), respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the terms of the related agreement, typically from two to fourteen years. As of June 30, 2010 and March 31, 2010, the weighted-average remaining useful life for finite-lived intangible assets was approximately 5.1 years for each period.

As of June 30, 2010, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2011 (remaining nine months)	$49
2012	48
2013	25
2014	17
2015	14
Thereafter	32

Total	$185

(6) RESTRUCTURING CHARGES

Restructuring information as of June 30, 2010 was as follows (in millions):

	Fiscal 2010 Restructuring			Fiscal 2009 Restructuring		Fiscal 2008 Reorganization		Other Restructurings
	Workforce	Facilities- related	Other	Workforce	Facilities- related	Facilities- related	Other	Facilities- related	Total
Balances as of March 31, 2009	$—	$—	$—	$8	$5	$—	$3	$7	$23
Charges to operations	62	22	32	1	13	3	7	—	140
Charges settled in cash	(29)	(2)	(1)	(9)	(11)	—	(10)	—	(62)
Charges settled in non-cash	(25)	(9)	(24)	—	(4)	(3)	—	—	(65)
Accrual reclassification	—	—	—	—	—	—	—	(7)	(7)

Balances as of March 31, 2010	8	11	7	—	3	—	—	—	29
Charges to operations	—	1	1	—	—	—	—	—	2
Charges settled in cash	(7)	(2)	(1)	—	—	—	—	—	(10)

Balances as of June 30, 2010	$1	$10	$7	$—	$3	$—	$—	$—	$21

Fiscal 2010 Restructuring

In fiscal year 2010, we announced details of a restructuring plan to narrow our product portfolio to provide greater focus on titles with higher margin opportunities. Under this plan, we reduced our workforce by approximately 1,100 employees and have (1) consolidated or closed various facilities, (2) eliminated certain titles, and (3) incurred IT and other costs to assist in reorganizing certain activities. The majority of these actions were completed by March 31, 2010.

Since the inception of the fiscal 2010 restructuring plan through June 30, 2010, we have incurred charges of $118 million, consisting of (1) $62 million in employee-related expenses, (2) $33 million related to intangible asset impairment costs, abandoned rights to intellectual property, and other costs to assist in the reorganization of our business support functions, and (3) $23 million related to the closure of certain of our facilities. The $18 million restructuring accrual as of June 30, 2010 related to the fiscal 2010 restructuring is expected to be settled by September 2013. During the remainder of fiscal year 2011, we anticipate incurring between $10 million and $15 million of restructuring charges related to the fiscal 2010 restructuring.

Overall, including charges incurred through June 30, 2010, we expect to incur total cash and non-cash charges between $135 million and $140 million by March 31, 2012. These charges consist primarily of (1) employee-related costs (approximately $65 million), (2) intangible asset impairment costs, abandoned rights to intellectual property costs, and other costs to assist in the reorganization of our business support functions (approximately $50 million), and (3) facilities exit costs (approximately $25 million).

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

Since the inception of the fiscal 2009 restructuring plan through June 30, 2010, we have incurred charges of $55 million, consisting of (1) $33 million in employee-related expenses, (2) $20 million related to the closure of certain of our facilities, and (3) $2 million related to asset impairments. We do not expect to incur any additional restructuring charges under this plan. The restructuring accrual of $3 million as of June 30, 2010 related to the fiscal 2009 restructuring is expected to be settled by September 2016.

Fiscal 2008 Reorganization

In June 2007, we announced a plan to reorganize our business into several new divisions including, at the time four new “Labels”: EA SPORTS, EA Games, EA Casual Entertainment and The Sims in order to streamline decision-making, improve global focus, and speed new ideas to market. In October 2007, our Board of Directors approved a plan of reorganization (“fiscal 2008 reorganization plan”) in connection with the reorganization of our business into four new Labels. During fiscal year 2009, we consolidated and reorganized two of our Labels. As a result, we now have three Labels, EA SPORTS, EA Games and EA Play, as well as a new organization, EA Interactive, which reports into our Global Publishing Organization. Each Label, as well as EA Interactive, operates with dedicated studio and product marketing teams focused on consumer-driven priorities.

Since the inception of the fiscal 2008 reorganization plan through June 30, 2010, we have incurred charges of $141 million, consisting of (1) $12 million in employee-related expenses, (2) $83 million related to the closure of our Chertsey, England and Chicago, Illinois facilities, which included asset impairment and lease termination costs, and (3) $46 million related to other costs including other contract terminations, as well as IT and consulting costs to assist in the reorganization of our business support functions. We do not expect to incur any additional charges under this plan.

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

Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Royalty liabilities are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of June 30, 2010 and March 31, 2010, approximately $7 million and $13 million, respectively, of minimum guaranteed royalty obligations had been recognized and are included in the royalty-related assets and liabilities tables below.

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During the three months ended June 30, 2010 and 2009, we recognized losses of $10 million and impairment charges of $1 million, respectively.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of June 30, 2010	As of March 31, 2010
Other current assets	$99	$66
Other assets	42	36

Royalty-related assets	$141	$102

At any given time, depending on the timing of our payments to our co-publishing and/or distribution affiliates, content licensors and/or independent software developers, we recognize unpaid royalty amounts owed to these parties as accrued liabilities. As of June 30, 2010 and March 31, 2010, the current portion of accrued royalties, included in accrued and other current liabilities was $151 million and $144 million, respectively. There were no long-term accrued royalty liabilities as of June 30, 2010 and March 31, 2010.

In addition, as of June 30, 2010, we were committed to pay approximately $1,327 million to content licensors, independent software developers and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements.

(8) BALANCE SHEET DETAILS

Inventories

Inventories as of June 30, 2010 and March 31, 2010 consisted of (in millions):

	As of June 30, 2010	As of March 31, 2010
Raw materials and work in process	$6	$8
In-transit inventory	1	2
Finished goods	75	90

Inventories	$82	$100

Property and Equipment, Net Property and equipment, net, as of June 30, 2010 and March 31, 2010 consisted of (in millions):

	As of June 30, 2010	As of March 31, 2010
Computer equipment and software	$475	$480
Buildings	340	347
Leasehold improvements	98	99
Office equipment, furniture and fixtures	66	71
Land	64	65
Warehouse equipment and other	10	10
Construction in progress	10	13

	1,063	1,085
Less accumulated depreciation	(547)	(548)

Property and equipment, net	$516	$537

Depreciation expense associated with property and equipment amounted to $28 million and $32 million for the three months ended June 30, 2010 and 2009, respectively.

Acquisition-Related Restricted Cash Included in Other Current Assets and Other Assets

In connection with our acquisition of Playfish in fiscal year 2010, we deposited $100 million into an escrow account to pay the former shareholders of Playfish in the event certain performance milestones through December 31, 2011 are achieved. Through the three months ended June 30, 2010, no distributions were made from the restricted cash amount. As this deposit is restricted in nature, as of June 30, 2010 and March 31, 2010, the estimated long-term portion of $61 million in each period is included in other assets and the estimated short-term portion of $39 million in each period is included in other current assets on our Condensed Consolidated Balance Sheets.

Accrued and Other Current Liabilities

Accrued and other current liabilities as of June 30, 2010 and March 31, 2010 consisted of (in millions):

	As of June 30, 2010	As of March 31, 2010
Other accrued expenses	$244	$293
Accrued royalties	151	144
Accrued compensation and benefits	122	177
Deferred net revenue (other)	103	103

Accrued and other current liabilities	$620	$717

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.

Deferred Net Revenue (Packaged Goods and Digital Content)

Deferred net revenue (packaged goods and digital content) was $490 million as of June 30, 2010 and $766 million as of March 31, 2010. Deferred net revenue (packaged goods and digital content) includes the unrecognized revenue from (1) bundled sales of certain online-enabled packaged goods and digital content for which either we do not have vendor-specific objective evidence of fair value (“VSOE”) for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) certain packaged goods sales of massively-multiplayer online role-playing games, and (3) sales of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions.” We recognize revenue from sales of online-enabled packaged goods and digital content for which (1) we do not have VSOE for the online service that we provided in connection with the sale and (2) we have an obligation to deliver incremental unspecified digital content in the future without an additional fee on a straight-line basis generally over an estimated six month period beginning in the month after shipment. However, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

(9) INCOME TAXES

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

The tax benefit reported for the three months ended June 30, 2010 is based on our projected annual effective tax rate for fiscal year 2011, and also includes certain discrete tax benefits recorded during the period. Our effective tax rates for the three months ended June 30, 2010 and 2009 were a tax benefit of 3.4 percent and 9.0 percent, respectively. The effective tax rate for the three months ended June 30, 2010 differs from the statutory rate of 35.0 percent primarily due to U.S. losses for which no benefit is recognized and non-U.S. losses with a reduced or zero tax benefit, partially offset by tax benefits related to the expiration of statutes of limitations and resolution of examinations by taxing authorities. The effective tax rate for the three months ended June 30, 2010 differs from the same period in fiscal year 2010 primarily due to greater tax benefits recorded in fiscal year 2010 related to the expiration of statutes of limitations and reductions in the valuation allowance on U.S. deferred tax assets.

On May 27, 2009, the Ninth Circuit Court of Appeals (the “Court”) overturned a 2005 Tax Court decision (“2009 Decision”) in Xilinx Inc. v. Commissioner (“Xilinx”). The Court’s 2009 Decision (which was subsequently withdrawn on January 13, 2010) changed the tax treatment of share-based compensation expenses for the purpose of determining intangible development costs under an entity’s research and development cost sharing arrangement. As a result of this decision, we recorded additional reserves for unrecognized tax benefits of approximately $59 million during the three months ended June 30, 2009. These reserves related primarily to windfall tax benefits recognized for stock-based compensation, and were therefore recorded as reductions in paid-in capital. A portion of the additional reserves for unrecognized tax benefits recorded as a result of the 2009 decision were included as a source of taxable income in determining the valuation allowance we recorded at June 30, 2009. As a result, we recorded a tax benefit of approximately $11 million in the three months ended June 30, 2009 for the corresponding reduction in the valuation allowance.

During the three months ended June 30, 2009, we recorded approximately $21 million of previously unrecognized tax benefits and reduced our accrual for interest and penalties by approximately $12 million due to the expiration of statutes of limitation in the United Kingdom.

During the three months ended June 30, 2010, we recorded a net decrease of $9 million in gross unrecognized tax benefits. The total gross unrecognized tax benefits as of June 30, 2010 is $269 million, of which approximately $35 million would be offset by prior cash deposits to tax authorities for issues pending resolution. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of June 30, 2010, if recognized, approximately $120 million of the unrecognized tax benefits would affect our effective tax rate and approximately $133 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.

During the three months ended June 30, 2010, we recorded a net decrease in tax of $2 million for accrued interest and penalties related to tax positions taken on our tax returns. As of June 30, 2010 the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $37 million.

The IRS has completed its examination of our federal income tax returns through fiscal year 2005. As of June 30, 2010, the IRS had proposed, and we had agreed to, certain adjustments to our tax returns for fiscal years 2000 through 2005. The effects of these adjustments have been considered in estimating our future obligations for unrecognized tax benefits and are not expected to have a material impact on our financial position or results of operations. As of June 30, 2010, we had not agreed to certain other proposed adjustments for fiscal years 2000 through 2005, and those issues were pending resolution with the IRS. Furthermore, the IRS has commenced an examination of our fiscal year 2006, 2007 and 2008 tax returns. We are also currently under income tax examination in Canada for fiscal years 2004 and 2005, and in France for fiscal years 2006 through 2008. We remain subject to income tax examination for several other jurisdictions including Canada for fiscal years after 2001, in France for fiscal years after 2008, in Germany for fiscal years after 2007, in the United Kingdom for fiscal years after 2008, and in Switzerland for fiscal years after 2007.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $70 million of the reserves for unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision (benefit) and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

(10) COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of June 30, 2010, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

The following table summarizes our minimum contractual obligations as of June 30, 2010 (in millions):

	Contractual Obligations
Fiscal Year Ending March 31,	Leases (a)	Developer/ Licensor Commitments (b)	Marketing	Other Purchase Obligations	Total
2011 (remaining nine months)	$37	$189	$74	$2	$302
2012	39	280	51	—	370
2013	32	196	53	—	281
2014	23	29	41	—	93
2015	18	28	15	—	61
Thereafter	21	612	92	—	725

Total	$170	$1,334	$326	$2	$1,832

(a)

Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $13 million due in the future under non-cancelable sub-leases.

( b)

Developer/licensor commitments include $7 million of commitments that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheet as of June 30, 2010 because payment is not contingent upon performance by the developer or licensor.

The amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements.

In addition to what is included in the table above as of June 30, 2010, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $264 million, of which approximately $35 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

In addition to what is included in the table above as of June 30, 2010, in connection with our acquisition of Playfish in fiscal year 2010, we may be required to pay additional variable cash consideration that is contingent upon the achievement of certain performance milestones through December 31, 2011. The additional consideration is limited to a maximum of $100 million.

Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Condensed Consolidated Financial Statements.

(11) STOCK-BASED COMPENSATION

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

•	Expected dividends.

The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants were as follows:

	Three Months Ended June 30,
	2010	2009
Risk-free interest rate	1.2 - 2.4%	1.8 - 3.0%
Expected volatility	41 - 44%	43 - 48%
Weighted-average volatility	43%	46%
Expected term	4.4 years	4.1 years
Expected dividends	None	None

There were no ESPP shares valued or issued during the three months ended June 30, 2010 and 2009.

Stock-Based Compensation Expense

Employee stock-based compensation expense recognized during the three months ended June 30, 2010 and 2009 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and our ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2010	2009
Cost of goods sold	$1	$1
Marketing and sales	4	3
General and administrative	12	5
Research and development	30	24

Stock-based compensation expense, net of tax	$47	$33

During the three months ended June 30, 2010 and 2009, we did not recognize any provision for or benefit from income taxes related to our stock-based compensation expense.

As of June 30, 2010, our total unrecognized compensation cost related to stock options was $63 million and is expected to be recognized over a weighted-average service period of 2.1 years. As of June 30, 2010, our total unrecognized compensation cost related to restricted stock, restricted stock units and notes payable in shares of common stock (collectively referred to as “restricted stock rights”) was $355 million (inclusive of approximately $38 million of additional remaining compensation cost associated with our Employee Stock Option Exchange Program in fiscal year 2010) and is expected to be recognized over a weighted-average service period of 1.9 years. Of the $355 million of unrecognized compensation cost above, $24 million relates to performance-based restricted stock units that we ceased recognizing stock-based compensation expense during fiscal year 2010 because we determined that they were neither probable nor improbable of achievement.

Stock Options

The following table summarizes our stock option activity for the three months ended June 30, 2010:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2010	16,131	$30.28
Granted	67	17.66
Exercised	(64)	16.49
Forfeited, cancelled or expired	(972)	33.07

Outstanding as of June 30, 2010	15,162	30.10	5.8	$—

Exercisable as of June 30, 2010	9,114	35.47	4.0	$—

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of June 30, 2010, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during the three months ended June 30, 2010 and 2009 were $6.46 and $8.02, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.

Restricted Stock Rights

The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit activity discussed below, for the three months ended June 30, 2010:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2010	14,300	$24.45
Granted	5,399	17.65
Vested	(973)	16.54
Forfeited or cancelled	(360)	17.07

Balance as of June 30, 2010	18,366	23.01

The weighted-average grant date fair value of restricted stock rights is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock rights granted during the three months ended June 30, 2010 and 2009 were $17.65 and $20.76, respectively.

Performance-Based Restricted Stock Units

The weighted-average grant date fair value of performance-based restricted stock units is based on the quoted market price of our common stock on the date of grant. There was no performance-based restricted stock unit activity during the three months ended June 30, 2010. The weighted-average grant date fair value of performance-based restricted stock units granted during the three months ended June 30, 2009 was $21.04.

Annual Meeting of Stockholders

At our Annual Meeting of Stockholders, held on August 5, 2010, our stockholders approved amendments to our 2000 Equity Incentive Plan (the “Equity Plan”) to (1) increase the number of shares authorized for issuance under the Equity Plan by 5.3 million shares and (2) remove the provision that provides for automatic grants to our non-employee directors upon appointment to our Board of Directors and annually upon re-election. Our stockholders also approved an amendment to the ESPP to increase the number of shares authorized under the ESPP by 2 million shares.

(12) COMPREHENSIVE LOSS

We classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and paid-in capital in the equity section of our balance sheets. Accumulated other comprehensive income primarily includes foreign currency translation adjustments, and the net of tax amounts for unrealized gains (losses) on investments and unrealized gains (losses) on derivative instruments designated as cash flow hedges. Foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

The change in the components of comprehensive loss, net of related immaterial taxes, for the three months ended June 30, 2010 and 2009 is summarized as follows (in millions):

	Three Months Ended June 30,
	2010	2009
Net income (loss)	$96	$(234)

Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	(89)	77
Reclassification adjustment for losses realized on investments	5	15
Change in unrealized losses on derivative instruments	(1)	(2)
Reclassification adjustment for losses (gains) realized on derivative instruments	1	(2)
Foreign currency translation adjustments	(31)	37

Total other comprehensive income (loss)	(115)	125

Total comprehensive loss	$(19)	$(109)

(13) NET INCOME (LOSS) PER SHARE

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

	Three Months Ended June 30,
(In millions, except per share data)	2010	2009
Net income (loss)	$96	$(234)

Shares used to compute net income (loss) per share:
Weighted-average common stock outstanding - basic	328	323
Dilutive potential common shares	4	—

Weighted-average common stock outstanding - diluted	332	323

Net income (loss) per share:
Basic	$0.29	$(0.72)
Diluted	$0.29	$(0.72)

As a result of our net loss for the three months ended June 30, 2009, we have excluded certain equity-based instruments from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for the period, an additional 1 million shares of common stock would had been included in the number of shares used to calculate diluted earnings per share for the three months ended June 30, 2009.

Options to purchase and restricted stock units and restricted stock to be released in the amount of 20 million shares and 38 million shares of common stock were excluded from the computation of diluted shares for the three months ended June 30, 2010 and 2009, respectively, as their inclusion would have had an antidilutive effect. For the three months ended June 30, 2010 and 2009, the weighted-average exercise prices of these shares were $23.01 and $36.89 per share, respectively.

(14) SEGMENT INFORMATION

Our reporting segments are based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

Our business is currently organized around three operating labels, EA Games, EA SPORTS and EA Play, as well as EA Interactive, which reports into our Publishing Organization. Our CODM regularly receives separate financial information for distinct businesses within the EA Interactive organization, including EA Mobile, Pogo and Playfish. Accordingly, in assessing performance and allocating resources, our CODM reviews the results of our three Labels, as well as the operating segments in EA Interactive, including EA Mobile, Pogo and Playfish. Due to their similar economic characteristics, products, and distribution methods, EA Games, EA SPORTS, and EA Play’s results are aggregated into one Reportable Segment (the “Label segment”) as shown below. The remaining operating segments’ results are not material for separate disclosure and are included in the reconciliation of Label segment profit to our consolidated operating income (loss) below. In addition to assessing performance and allocating resources based on our operating segments as described herein, to a lesser degree, our CODM also reviews results based on geographic performance.

The following table summarizes the financial performance of the Label segment and a reconciliation of the Label segment’s profit to our consolidated operating income (loss) for the three months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,
	2010	2009
Label segment:
Net revenue before revenue deferral	$430	$739
Depreciation and amortization	(11)	(15)
Other expenses	(416)	(637)

Label segment profit	3	87
Reconciliation to consolidated operating income (loss):
Other:
Revenue deferral	(318)	(384)
Recognition of revenue deferral	594	212
Other net revenue	109	77
Depreciation and amortization	(35)	(32)
Other expenses	(255)	(205)

Consolidated operating income (loss)	$98	$(245)

Label segment profit differs from our consolidated operating income (loss) primarily due to the exclusion of (1) certain corporate and other functional costs that are not allocated to the Labels, (2) the deferral of certain net revenue related to online-enabled packaged goods and digital content (see Note 8 of the Notes to Condensed Consolidated Financial Statements), and (3) the results of EA Mobile, Pogo, Playfish, and our Switzerland distribution revenue that has not been allocated to the Labels. Our CODM reviews assets on a consolidated basis and not on a segment basis.

Information about our total net revenue by platform for the three months ended June 30, 2010 and 2009 is presented below (in millions):

	Three Months Ended June 30,
	2010	2009
Consoles
Xbox 360	$262	$73
PLAYSTATION 3	209	121
Wii	40	161
PlayStation 2	11	27

Total Consoles	522	382

PC	186	124

Wireless Platforms
Mobile	52	50
PSP	19	38
Nintendo DS	11	28

Total Wireless	82	116

Other	25	22

Total Net Revenue	$815	$644

Information about our operations in North America, Europe and Asia as of and for the three months ended June 30, 2010 and 2009 is presented below (in millions):

	Three Months Ended June 30,
	2010	2009
Net revenue from unaffiliated customers
North America	$451	$343
Europe	317	258
Asia	47	43

Total	$815	$644

	As of June 30,
	2010	2009
Long-lived assets
North America	$1,325	$1,150
Europe	432	169
Asia	34	44

Total	$1,791	$1,363

Our direct sales to GameStop Corp. and Wal-Mart Stores, Inc. represented approximately 14 percent and 11 percent of total net revenue for the three months ended June 30, 2010, respectively, and approximately 13 percent and 12 percent of total net revenue for the three months ended June 30, 2009, respectively.

(15) COLLABORATIVE ARRANGEMENTS

FASB ASC 808 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. FASB ASC 808 did not have a significant impact on our Condensed Consolidated Financial Statements for the three months ended June 30, 2010 and 2009.

(16) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Electronic Arts Inc.:

We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of July 3, 2010, the related condensed consolidated statements of operations and cash flows for the three-month periods ended July 3, 2010 and July 4, 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of April 3, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated May 28, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 3, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Mountain View, California
August 9, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this Quarterly Report are forward looking. Examples of forward-looking statements include statements related to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie the forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially from those in the forward-looking statements. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed in this report under the heading “Risk Factors” in Part II, Item 1A, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 as filed with the Securities and Exchange Commission (“SEC”) on May 28, 2010 and in other documents we have filed with the SEC.

OVERVIEW

The following overview is a top-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three months ended June 30, 2010, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the Condensed Consolidated Financial Statements and related notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 as filed with the SEC on May 28, 2010 and in other documents we have filed with the SEC.

About Electronic Arts

We develop, market, publish and distribute video game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, handheld game players (such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™), mobile devices (such as cellular and smart phones including the Apple iPhone™) and wireless devices such as the Apple iPadTM. Some of our games are based on content that we license from others (e.g., FIFA Soccer, Madden NFL Football, Harry Potter™, and Hasbro’s toy and game intellectual properties), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™, Need for Speed™, and Dead Space™). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., FIFA Soccer, Madden NFL Football, and NCAA® Football), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Harry Potter).

Financial Results

Total net revenue for the three months ended June 30, 2010 was $815 million, up $171 million as compared to the three months ended June 30, 2009. At June 30, 2010, deferred net revenue associated with sales of online-enabled packaged goods and digital content decreased by $276 million as compared to March 31, 2010, directly increasing the amount of reported net revenue during the three months ended June 30, 2010. At June 30, 2009, deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $172 million as compared to March 31, 2009, directly reducing the amount of reported net revenue during the three months ended June 30, 2009. Without these changes in deferred net revenue, reported net revenue decreased by approximately $277 million during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Net revenue for the three months ended June 30, 2010, was driven by Battlefield: Bad Company™ 2, FIFA 10, and Dragon Age™: Origins.

Net income for the three months ended June 30, 2010 was $96 million as compared to a net loss of $234 million for the three months ended June 30, 2009. Diluted earnings per share for the three months ended June 30, 2010 was $0.29 as compared to a diluted loss per share of $0.72 for the three months ended June 30, 2009. Net income increased during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 primarily as a result of (1) an increase of $171 million in net revenue, (2) a $99 million decrease in cost of goods sold, (3) a $37 million decrease in research and development costs, and (4) a $37 million decrease in marketing and sales expenses. These amounts were partially offset by a $21 million decrease in our benefit from income taxes.

During the three months ended June 30, 2010, we used $148 million of cash in operating activities as compared to using $328 million of cash for the three months ended June 30, 2009. The decrease in cash used in operating activities for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily due to (1) a decrease in our gross accounts receivable balances as a result of an earlier release schedule and a decrease of our first quarter titles, (2) a decrease in external development and contracted services as part of our cost reduction initiatives, and (3) a decrease in marketing and advertising expenses.

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

Catalog Sales. The video game industry is experiencing a change in retail sales patterns which is decreasing revenue from catalog sales (sales of games in the periods following the launch quarter). Currently, many console games experience sales cycles that are shorter than in the past. To mitigate this trend, we offer our consumers a direct-to-consumer service (such as “head-to-head” play or other multiplayer options) and/or additional content available through online services to further enhance the gaming experience and extend the time that consumers play our games after their initial purchase. We anticipate that in some cases these additional online services will also generate revenue to mitigate the effect of reduced catalog sales.

Used Games. Some retailers sell used video games, which are generally priced lower than new video games and do not result in revenue to the publisher of the games from the sale. We have observed that the market for used video games has been growing. If retailers continue to increase their sales of used video games, it could negatively affect our sales of new video games and have an adverse impact on our operating results.

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

Recent Developments

International Operations and Foreign Currency Exchange Impact. International sales (i.e., revenue derived from countries other than Canada and the United States), are a fundamental part of our business. Net revenue from international sales accounted for approximately 45 percent of our total net revenue during the three months ended June 30, 2010 and approximately 47 percent of our total net revenue during the three months ended June 30, 2009. We believe that in order to succeed internationally, it is important to locally develop content that is specifically directed toward local cultures and customs. Our net revenue is impacted by foreign exchange rates during the reporting period associated with our net revenue before revenue deferral as well as the foreign exchange rates associated with the recognition of our deferred net revenue of online-enabled packaged goods and digital content that were established at the time we recorded this deferred net revenue on our Condensed Consolidated Balance Sheets. The foreign exchange rates during the reporting period may not always move in the same direction as the foreign exchange rate impact associated with the recognition of our deferred net revenue of online-enabled packaged goods and digital content. During the three months ended June 30, 2010, foreign exchange rates had an overall favorable impact on our net revenue of approximately $26 million, or 4 percent. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency. If the U.S. dollar strengthens against these currencies, then foreign exchange rates may have an unfavorable impact on our results of operations and our financial condition.

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

Revenue Recognition, Sales Returns, Allowances and Bad Debt Reserves

We derive revenue principally from sales of interactive software games designed for play on video game consoles (such as the PLAYSTATION 3, Xbox 360 and Wii), PCs, handheld game players (such as the PSP and Nintendo DS), mobile devices (such as cellular and smart phones including the Apple iPhone) and wireless devices such as the Apple iPad. We evaluate revenue recognition based on the criteria set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, Software: Revenue Recognition, and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. We evaluate and recognize revenue when all four of the following criteria are met:

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

Fair Value Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States often requires us to determine the fair value of a particular item in order to fairly present our financial statements. Without an independent market or another representative transaction, determining the fair value of a particular item requires us to make several assumptions that are inherently difficult to predict and can have a material impact on the accounting conclusion.

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

While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to these assessments:

Business Combinations. We must estimate the fair value of assets acquired, liabilities and contingencies assumed, acquired in-process technology, and contingent consideration issued in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets and acquired in-process technology are amortized over various estimated useful lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, an asset that is not amortized. Determining the fair value of assets acquired requires an assessment of the highest and best use or the expected price to sell the asset and the related expected future cash flows. Determining the fair value of acquired in-process technology also requires an assessment of our expectations related to the use of that asset. Determining the fair value of an assumed liability requires an assessment of the expected cost to transfer the liability. Determining the fair value of contingent consideration issued requires an assessment of the expected future cash flows over the period in which the obligation is expected to be settled, and applying a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This fair value assessment is also required in periods subsequent to a business combination. Such estimates are inherently difficult and subjective and can have a material impact on our Condensed Consolidated Financial Statements.

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

Assessment of Impairment of Short-Term Investments, Marketable Equity Securities and Other Investments. We periodically review our short-term investments, marketable equity securities and other investments for impairment. Our short-term investments consist of securities with remaining maturities greater than three months at the time of purchase and our marketable equity securities consist of investments in common stock of publicly traded companies, both are accounted for as available-for-sale securities. Unrealized gains and losses on our short-term investments and marketable equity securities are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, until either (1) the security is sold or (2) we determine that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. Realized gains and losses on our short-term investments and marketable equity securities are calculated based on the specific identification method and are reclassified from accumulated other comprehensive income to interest and other income, net, and losses on strategic investments, net, respectively. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, any contractual terms impacting the prepayment or settlement process, as well as, if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. During the three months ended June 30, 2010 and 2009, we recognized impairment charges on our marketable equity securities of $2 million and $16 million, respectively. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could have a material impact on our financial results.

Our other investments consist principally of non-voting preferred shares in two companies whose common stock is publicly traded and are accounted for under the cost method. Under this method, these investments are recorded at cost until we determine that the fair value of the investment has fallen below its adjusted cost basis and that such declines are other-than-temporary. We monitor these investments for impairment and make appropriate reductions in the carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of the investees. We did not recognize any impairment charges during the three months ended June 30, 2010 and 2009 on our other investments.

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

Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. These obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of June 30, 2010 and March 31, 2010, approximately $7 million and $13 million, respectively, of minimum guaranteed royalty obligations had been recognized.

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During the three months ended June 30, 2010 and 2009, we recognized losses of $10 million and impairment charges of $1 million, respectively.

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

RESULTS OF OPERATIONS

Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2011 and 2010 contain 52 and 53 weeks, respectively, and ends or ended, as the case may be, on April 2, 2011 and April 3, 2010, respectively. Our results of operations for the three months ended June 30, 2010 and 2009 contained 13 weeks and 14 weeks, respectively, and ended on July 3, 2010 and July 4, 2009, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

Net Revenue

Net revenue consists of sales generated from (1) video games sold as packaged goods and designed for play on hardware consoles (such as the PLAYSTATION 3, Xbox 360 and Wii), PCs, and handheld game players (such as the Sony PSP and Nintendo DS), (2) video games for mobile devices (such as cellular and smart phones including the Apple iPhone), (3) video games for wireless devices such as the Apple iPad, (4) digitally downloaded games and content and online services associated with these games, (5) services in connection with some of our online-enabled games, (6) programming third-party web sites with our game content, (7) allowing other companies to manufacture and sell our products in conjunction with other products, and (8) advertisements on our online web pages and in our games.

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

“Revenue Deferral” in this “Net Revenue” section, includes the unrecognized revenue from (1) bundled sales of certain online-enabled packaged goods and PC digital downloads for which either we do not have VSOE for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) certain packaged goods sales of massively-multiplayer online role-playing games, and (3) sales of certain incremental digital content associated with our games, which are types of “micro-transactions.” Fluctuations in the Revenue Deferral are largely dependent upon the amounts of products that we sell with the online features and services previously discussed, while the recognition of Revenue Deferral for a period is also dependent upon (1) the period of time the online features and services are to be provided and (2) the timing of the sale. For example, most Revenue Deferrals incurred in the first half of a fiscal year are recognized within the same fiscal year; however, substantially all of the Revenue Deferrals incurred in the last month of a fiscal year will be recognized in the subsequent fiscal year.

From a geographical perspective, our total Net Revenue for the three months ended June 30, 2010 and 2009 was as follows (in millions):

	Three Months Ended June 30,
	2010				2009
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Net Revenue before Revenue Deferral	$267	$236	$36	$539	$449	$319	$48	$816
Revenue Deferral	(135)	(159)	(24)	(318)	(200)	(163)	(21)	(384)
Recognition of Revenue Deferral	319	240	35	594	94	102	16	212

Net Revenue	$451	$317	$47	$815	$343	$258	$43	$644

For the three months ended June 30, 2010, Net Revenue before Revenue Deferral was $539 million, driven by 2010 FIFA WORLD CUP SOUTH AFRICA™, Battlefield: Bad Company 2, and SKATE™ 3. Net Revenue before Revenue Deferral for the three months ended June 30, 2010 decreased $277 million, or 34 percent, as compared to the three months ended June 30, 2009.

From a franchise perspective, this decrease was primarily driven by a $320 million decrease from The Sims, EA SPORTS Active, Fight Night, and Tiger Woods PGA Tour®. This decrease was partially offset by a $145 million increase from the FIFA World Cup and Battlefield franchises.

Revenue Deferral for the three months ended June 30, 2010 decreased $66 million, or 17 percent, as compared to the three months ended June 30, 2009. This decrease was due to a decrease in Net Revenue before Revenue Deferral partially offset by the deferral of catalog sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when and if available basis during the three months ended June 30, 2010 with no comparable deferral of catalog sales during the three months ended June 30, 2009. From a franchise perspective, this decrease was primarily driven by a $223 million decrease from The Sims, Fight Night, and Tiger Woods PGA Tour. This decrease was partially offset by a $146 million increase from the FIFA World Cup and Battlefield franchises.

The Recognition of Revenue Deferral for the three months ended June 30, 2010 increased $382 million, or 180 percent, as compared to the three months ended June 30, 2009. This increase was primarily due to the Recognition of Revenue Deferral during the three months ended June 30, 2010 associated with the sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when and if available basis during the last half of fiscal year 2010 with less comparable recognition during the three months ended June 30, 2009. From a franchise perspective, this increase was primarily driven by a $257 million increase from Battlefield, Dragon Age, Mass Effect™, and The Sims.

For three months ended June 30, 2010, Net Revenue was $815 million, driven by Battlefield: Bad Company 2, FIFA 10, and Dragon Age: Origins. Net Revenue for the three months ended June 30, 2010 increased $171 million, or 27 percent, as compared to the three months ended June 30, 2009. From a franchise perspective, this increase was primarily driven by a $253 million increase from Battlefield, Dragon Age, Mass Effect, and Dante’s Inferno™. This increase was partially offset by a $117 million decrease from the EA SPORTS Active and Harry Potter franchises.

North America

For the three months ended June 30, 2010, Net Revenue before Revenue Deferral in North America was $267 million, driven by sales of 2010 FIFA WORLD CUP SOUTH AFRICA, SKATE 3, and Battlefield: Bad Company 2. Net Revenue before Revenue Deferral for the three months ended June 30, 2010 decreased $182 million, or 41 percent, as compared to the three months ended June 30, 2009. From a franchise perspective, this decrease was primarily driven by a $159 million decrease from Fight Night, EA SPORTS Active, and The Sims.

Revenue Deferral for the three months ended June 30, 2010 decreased $65 million, or 33 percent, as compared to the three months ended June 30, 2009. This decrease was due to a decrease in Net Revenue before Revenue Deferral partially offset by the deferral of catalog sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when and if available basis during the three months ended June 30, 2010 with no comparable deferral of catalog sales during the three months ended June 30, 2009. From a franchise perspective, the decrease was primarily driven by a $123 million decrease from Fight Night, The Sims, and Tiger Woods PGA Tour. This decrease was partially offset by a $57 million increase from the FIFA World Cup and SKATE franchises.

The Recognition of Revenue Deferral for the three months ended June 30, 2010 increased $225 million, or 239 percent, as compared to the three months ended June 30, 2009. This increase was primarily due to the Recognition of Revenue Deferral during the three months ended June 30, 2010 associated with the sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when and if available basis during the last half of fiscal year 2010 with less comparable recognition during the three months ended June 30, 2009. From a franchise perspective, the increase was primarily driven by a $143 million increase from Battlefield, Dragon Age, Mass Effect, and Army of Two™.

For the three months ended June 30, 2010, Net Revenue in North America was $451 million, driven by Battlefield: Bad Company 2, Madden 10, and Dragon Age: Origins. Net Revenue for the three months ended June 30, 2010 increased $108 million, or 31 percent, as compared to the three months ended June 30, 2009. From a franchise perspective, this increase was primarily driven by a $143 million increase from Battlefield, Dragon Age, Mass Effect, and Army of Two. This increase was partially offset by a $70 million decrease from the EA SPORTS Active and Harry Potter franchises.

Europe

For the three months ended June 30, 2010, Net Revenue before Revenue Deferral in Europe was $236 million, driven by sales of 2010 FIFA WORLD CUP SOUTH AFRICA, FIFA 10, and Battlefield: Bad Company 2. Net Revenue before Revenue Deferral for the three months ended June 30, 2010 decreased $83 million, or 26 percent, as compared to the three months ended June 30, 2009. From a franchise perspective, this decrease was primarily driven by a $128 million decrease from The Sims, EA SPORTS Active, Harry Potter, and The Godfather. This decrease was partially offset by a $78 million increase from the FIFA World Cup and Battlefield franchises. We estimate that foreign exchange rates (primarily the Euro) decreased reported Net Revenue before Revenue Deferral by approximately $3 million, or 1 percent, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral decreased by approximately $80 million, or 25 percent, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Revenue Deferral for three months ended June 30, 2010 decreased by $4 million, or 2 percent, as compared to three months ended June 30, 2009. From a franchise perspective, the decrease was primarily driven by an $81 million decrease from The Sims and Fight Night. This decrease was partially offset by a $78 million increase from the FIFA World Cup and Battlefield franchises.

The Recognition of Revenue Deferral for the three months ended June 30, 2010 increased $138 million, or 135 percent, as compared to the three months ended June 30, 2009. This increase was primarily due to the Recognition of Revenue Deferral during the three months ended June 30, 2010 associated with the sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when and if available basis during the last half of fiscal year 2010 with less comparable recognition during the three months ended June 30, 2009. From a franchise perspective, the increase was primarily driven by a $106 million increase from Battlefield, The Sims, Dragon Age, and Mass Effect.

For three months ended June 30, 2010, Net Revenue in Europe was $317 million, driven by Battlefield: Bad Company 2, FIFA 10, and Dragon Age: Origins. Net Revenue for the three months ended June 30, 2010 increased $59 million, or 23 percent, as compared to the three months ended June 30, 2009. From a franchise perspective, the increase was primarily driven by an $86 million increase from Battlefield, Dragon Age, and The Sims. This increase was partially offset by a $42 million decrease from the EA SPORTS Active and Harry Potter franchises. During the three months ended June 30, 2010, foreign exchange rates had an overall favorable impact on our reported Net Revenue of approximately $15 million, or 6 percent, as compared to the three months ended June 30, 2009 primarily as a result of favorable foreign exchange rates associated with the recognition of our deferred net revenue of online-enable packaged goods and digital content. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that net revenue increased by approximately $44 million, or 17 percent, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Asia

For the three months ended June 30, 2010, Net Revenue before Revenue Deferral in Asia was $36 million, driven by 2010 FIFA WORLD CUP SOUTH AFRICA, Battlefield: Bad Company 2, and FIFA Online 2. Net Revenue before Revenue Deferral for the three months ended June 30, 2010 decreased by $12 million, or 25 percent, as compared to the three months ended June 30, 2009. From a franchise perspective, this decrease was primarily driven by an $18 million decrease from The Sims, The Godfather, EA SPORTS Active, Harry Potter, and Fight Night. This decrease was partially offset by a $14 million increase from the FIFA World Cup and Battlefield franchises. We estimate that foreign exchange rates (primarily the Australian dollar) increased reported Net Revenue before Revenue Deferral by approximately $4 million, or 8 percent, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral decreased by approximately $16 million, or 33 percent, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Revenue Deferral for the three months ended June 30, 2010 increased $3 million, or 14 percent, as compared to the three months ended June 30, 2009. From a franchise perspective, the increase was driven by a $14 million increase from FIFA World Cup and Battlefield. This increase was partially offset by a $10 million decrease from The Sims, Fight Night, and The Godfather franchises.

The Recognition of Revenue Deferral for the three months ended June 30, 2010 increased $19 million, or 119 percent, as compared to the three months ended June 30, 2009. From a franchise perspective, the increase was primarily driven by a $16 million increase from Battlefield, Dragon Age, FIFA World Cup and Mass Effect.

For the three months ended June 30, 2010, Net Revenue in Asia was $47 million, driven by Battlefield: Bad Company 2, FIFA 10, and Dante’s Inferno. Net Revenue for the three months ended June 30, 2010 increased by $4 million, or 9 percent, as compared to the three months ended June 30, 2009. From a franchise perspective, this increase was primarily driven by an $11 million increase from Battlefield and Dragon Age. This increase was partially offset by a $6 million decrease from the Need for Speed and EA SPORTS Active franchises. During the three months ended June 30, 2010, foreign exchange rates had an overall favorable impact on our reported Net Revenue of approximately $11 million, or 26 percent, as compared to the three months ended June 30, 2009 primarily as a result of favorable foreign exchange rates associated with the recognition of our deferred net revenue of online-enable packaged goods and digital content. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue decreased by approximately $7 million, or 17 percent, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

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

We believe that excluding the impact of Revenue Deferral and the Recognition of Revenue Deferral related to packaged goods games and digital content from our operating results is important to facilitate comparisons between periods in understanding our underlying sales performance for the period.

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

Cost of Goods Sold

Cost of goods sold for our packaged-goods business consists of (1) product costs, (2) certain royalty expenses for celebrities, professional sports and other organizations and independent software developers, (3) manufacturing royalties, net of volume discounts and other vendor reimbursements, (4) expenses for defective products, (5) write-offs of post-launch prepaid royalty costs, (6) amortization of certain intangible assets, (7) personnel-related costs, and (8) warehousing and distribution costs. We generally recognize volume discounts when they are earned from the manufacturer (typically in connection with the achievement of unit-based milestones); whereas other vendor reimbursements are generally recognized as the related revenue is recognized. Cost of goods sold for our online products consists primarily of data center and bandwidth costs associated with hosting our web sites, credit card fees and royalties for use of third-party properties. Cost of goods sold for our web site advertising business primarily consists of server costs.

Cost of goods sold for the three months ended June 30, 2010 and 2009 was as follows (in millions):

June 30, 2010	% of Net Revenue	June 30, 2009	% of Net Revenue	% Change	Change as a % of Net Revenue
$222	27.2%	$321	49.8%	(30.8%)	(22.6%)

During the three months ended June 30, 2010, cost of goods sold decreased by 22.6 percent as a percentage of total net revenue as compared to the three months ended June 30, 2009. This decrease as a percentage of net revenue was primarily due to a $448 million decrease in the change in deferred net revenue related to certain online-enabled packaged goods and digital content for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. Overall, we estimate the decrease in the change in deferred net revenue related to certain online-enabled packaged goods and digital content positively impacted cost of goods sold as a percent of total net revenue by 24.5 percentage points.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs and advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for the three months ended June 30, 2010 and 2009 were as follows (in millions):

June 30, 2010	% of Net Revenue	June 30, 2009	% of Net Revenue	$ Change	% Change
$127	16%	$164	25%	$(37)	(23%)

Marketing and sales expenses decreased by $37 million, or 23 percent, during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The decrease was primarily due to a $41 million decrease in marketing, advertising and promotional expenses resulting from a decrease in the number of titles released during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.

General and administrative expenses for the three months ended June 30, 2010 and 2009 were as follows (in millions):

June 30, 2010	% of Net Revenue	June 30, 2009	% of Net Revenue	$ Change	% Change
$74	9%	$66	10%	$8	12%

General and administrative expenses increased by $8 million, or 12 percent, during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. This increase was primarily due to (1) an increase of $9 million in incentive-based compensation expense and (2) an increase of $7 million in stock-based compensation expense. These increases were partially offset by a $6 million decrease in bad debt expense.

Research and Development

Research and development expenses consist of expenses incurred by our production studios for personnel-related costs, related overhead costs, contracted services, depreciation and any impairment of prepaid royalties for pre-launch products. Research and development expenses for our online products include expenses incurred by our studios consisting of direct development and related overhead costs in connection with the development and production of our online games. Research and development expenses also include expenses associated with the development of web site content, software licenses and maintenance, network infrastructure and management overhead.

Research and development expenses for the three months ended June 30, 2010 and 2009 were as follows (in millions):

June 30, 2010	% of Net Revenue	June 30, 2009	% of Net Revenue	$ Change	% Change
$275	34%	$312	48%	$(37)	(12%)

Research and development expenses decreased by $37 million, or 12 percent, during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. This decrease was primarily due to decreases in expenses resulting from our cost reduction initiatives including (1) a decrease of $24 million in additional personnel-related costs, (2) a decrease of $23 million in external development and contracted services, and (3) a decrease of $12 million in facilities-related expenses. These decreases were partially offset by (1) a $14 million increase in incentive-based compensation expense and (2) a $6 million increase in stock-based compensation expense.

Amortization of Intangibles

Amortization of intangibles for the three months ended June 30, 2010 and 2009 was as follows (in millions):

June 30, 2010	% of Net Revenue	June 30, 2009	% of Net Revenue	$ Change	% Change
$15	2%	$12	2%	$3	25%

Amortization of intangibles increased $3 million, or 25 percent, during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to amortization of intangibles related to our acquisition of Playfish.

Restructuring Charges

Restructuring charges for the three months ended June 30, 2010 and 2009 were as follows (in millions):

June 30, 2010	% of Net Revenue	June 30, 2009	% of Net Revenue	$ Change	% Change
$2	—	$14	2%	$(12)	(86%)

In connection with our fiscal year 2010 restructuring, during the three months ended June 30, 2010, we incurred $2 million of restructuring charges primarily related to the closure of certain of our facilities and other IT-related costs to assist in the reorganization of our business support functions.

In connection with our fiscal year 2009 restructuring and fiscal 2008 reorganization, during the three months ended June 30, 2009, we incurred $9 million and $5 million of restructuring charges, respectively, primarily for facilities-related expenses.

Losses on Strategic Investments

Losses on strategic investments for the three months ended June 30, 2010 and 2009 were as follows (in millions):

June 30, 2010	% of Net Revenue	June 30, 2009	% of Net Revenue	$ Change	% Change
$(5)	(1%)	$(16)	(2%)	$11	69%

During the three months ended June 30, 2010, losses on strategic investments decreased by $11 million, or 69 percent, as compared to the three months ended June 30, 2009, primarily due to a decrease in impairment charges on our investment in The9.

Income Taxes

Benefit from income taxes for the three months ended June 30, 2010 and 2009 were as follows (in millions):

June 30, 2010	Effective Tax Rate	June 30, 2009	Effective Tax Rate	% Change
$(3)	(3.4%)	$(24)	9.0%	(88%)

The tax benefit reported for the three months ended June 30, 2010 is based on our projected annual effective tax rate for fiscal 2011, and also includes certain discrete tax benefits recorded during the period. Our effective tax rates for the three months ended June 30, 2010 and 2009 were tax benefits of 3.4 percent and 9.0 percent, respectively. The effective tax rate for the three months ended June 30, 2010 differs from the statutory rate of 35.0 percent primarily due to U.S. losses for which no benefit is recognized and non-U.S. losses with a reduced or zero tax benefit, partially offset by tax benefits related to the expiration of statutes of limitations and resolution of examinations by taxing authorities. The effective tax rate for the three months ended June 30, 2010 differs from the same period in fiscal year 2010 primarily due to greater tax benefits recorded in fiscal 2010 related to the expiration of statutes of limitations and reductions in the valuation allowance on U.S. deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of June 30, 2010	As of March 31, 2010	Increase / (Decrease)
Cash and cash equivalents	$1,057	$1,273	$(216)
Short-term investments	480	432	48
Marketable equity securities	193	291	(98)

Total	$1,730	$1,996	$(266)

Percentage of total assets	41%	43%

	Three Months Ended June 30,		Increase / (Decrease)
(In millions)	2010	2009
Cash used in operating activities	$(148)	$(328)	$180
Cash used in investing activities	(53)	(112)	59
Cash provided by financing activities	1	3	(2)
Effect of foreign exchange on cash and cash equivalents	(16)	21	(37)

Net decrease in cash and cash equivalents	$(216)	$(416)	$200

Changes in Cash Flow

During the three months ended June 30, 2010, we used $148 million of cash in operating activities as compared to using $328 million of cash for the three months ended June 30, 2009. The decrease in cash used in operating activities for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily due to (1) a decrease in our gross accounts receivable balances as a result of an earlier release schedule and a decrease of our first quarter titles, (2) a decrease in external development and contracted services as part of our cost reduction initiatives, and (3) a decrease in marketing and advertising expenses.

For the three months ended June 30, 2010, we generated $98 million of cash proceeds from maturities and sales of short-term investments. Our primary use of cash in non-operating activities consisted of $148 million used to purchase short-term investments.

Short-term Investments and Marketable Equity Securities

Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2010, our short-term investments had gross unrealized gains of $2 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

The fair value of our marketable equity securities decreased to $193 million as of June 30, 2010 from $291 million as of March 31, 2010. This decrease was primarily due to (1) an $88 million decrease in the unrealized gains on our investments and (2) an $11 million decrease in the cost basis of our investment in The9 resulting from the sale of a portion of this investment.

In February 2005, we purchased approximately 19.9 percent of the then-outstanding ordinary shares (representing approximately 18 percent of the voting rights at the time) of Ubisoft Entertainment (“Ubisoft”) for $91 million. Subsequent to June 30, 2010, we sold this investment for approximately $121 million.

Receivables, Net

Our gross accounts receivable balances were $283 million and $423 million as of June 30, 2010 and March 31, 2010, respectively. The decrease in our accounts receivable balance was primarily due to lower sales volumes in the first quarter of fiscal year 2011 as compared to the fourth quarter of fiscal year 2010, as well as the earlier release of our first quarter titles within the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. We expect our accounts receivable balance to increase during the three months ending September 30, 2010 based on our seasonal product release schedule. Reserves for sales returns, pricing allowances and doubtful accounts decreased in absolute dollars from $217 million as of March 31, 2010 to $180 million as of June 30, 2010. As a percentage of trailing nine month net revenue, reserves decreased from 7 percent as of March 31, 2010, to 6 percent as of June 30, 2010. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.

Inventories

Inventories decreased to $82 million as of June 30, 2010 from $100 million as of March 31, 2010, primarily as a result of lower catalog inventory.

Other Current Assets and Other Assets

Other current assets increased to $270 million as of June 30, 2010, from $239 million as of March 31, 2010, while other assets increased to $177 million as of June 30, 2010 from $175 million as of March 31, 2010. Other current assets and other assets combined, increased by $33 million primarily due to an increase in prepaid royalties.

Accounts Payable

Accounts payable decreased to $55 million as of June 30, 2010, from $91 million as of March 31, 2010, primarily due to lower marketing and advertising and inventory purchases.

Accrued and Other Current Liabilities

Our accrued and other current liabilities decreased to $620 million as of June 30, 2010 from $717 million as of March 31, 2010. The $97 million decrease was primarily due to (1) a $61 million decrease in accrued incentive-based compensation, (2) an $11 million decrease in Value-Added Tax payables, and (3) an $8 million decrease in accrued restructuring primarily from our fiscal 2010 restructuring.

Deferred Income Taxes, Net

Our net deferred income tax asset position decreased by $4 million as of June 30, 2010 as compared to March 31, 2010, primarily due to foreign currency translation adjustments.

Financial Condition

We believe that cash, cash equivalents, short-term investments, marketable equity securities, cash generated from operations and available financing facilities will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, capital expenditures and, potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, and pursue strategic acquisitions and investments or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

As of June 30, 2010, approximately $601 million of our cash, cash equivalents, and short-term investments and $122 million of our marketable equity securities was domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

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

The following table summarizes our minimum contractual obligations as of June 30, 2010, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations
Fiscal Year Ending March 31,	Leases (a)	Developer/ Licensor Commitments (b)	Marketing	Other Purchase Obligations	Total
2011 (remaining nine months)	$37	$189	$74	$2	$302
2012	39	280	51	—	370
2013	32	196	53	—	281
2014	23	29	41	—	93
2015	18	28	15	—	61
Thereafter	21	612	92	—	725

Total	$170	$1,334	$326	$2	$1,832

(a)

See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information. Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $13 million due in the future under non-cancelable sub-leases.

(b)

Developer/licensor commitments include $7 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets in our Condensed Consolidated Balance Sheet as of June 30, 2010 because payment is not contingent upon performance by the developer or licensor.

The amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements.

In addition to what is included in the table above, as of June 30, 2010, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $264 million, of which approximately $35 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

In connection with our acquisition of Playfish in fiscal year 2010, we may be required to pay additional variable cash consideration that is contingent upon the achievement of certain performance milestones through December 31, 2011. The additional consideration is limited to a maximum of $100 million.

OFF-BALANCE SHEET COMMITMENTS

Lease Commitments

As of June 30, 2010, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

Foreign Currency Exchange Rate Risk

Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets in our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income, net, in our Condensed Consolidated Statements of Operations. During the reporting periods all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified into interest and other income, net. Our hedging programs are designed to reduce, but do not entirely eliminate the impact of currency exchange rate movements in net revenue and research and development expenses. As of June 30, 2010, we had foreign currency option contracts to purchase approximately $13 million in foreign currency and to sell approximately $166 million of foreign currencies. All of the foreign currency option contracts outstanding as of June 30, 2010 will mature in the next 12 months. As of March 31, 2010, we had foreign currency option contracts to purchase approximately $18 million in foreign currency and to sell approximately $30 million of foreign currencies. As of June 30, 2010 and March 31, 2010, these foreign currency option contracts outstanding had a total fair value of $4 million and $2 million, respectively, and are included in other current assets.

Balance Sheet Hedging Activities. We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign-currency-denominated monetary asset or liability, in which case our results will be impacted. As of June 30, 2010, we had foreign currency forward contracts to purchase and sell approximately $233 million in foreign currencies. Of this amount, $79 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $148 million to purchase foreign currencies in exchange for U.S. dollars and $6 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2010, we had foreign currency forward contracts to purchase and sell approximately $431 million in foreign currencies. Of this amount, $293 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $127 million to purchase foreign currency in exchange for U.S. dollars and $11 million to sell foreign currency in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was immaterial as of June 30, 2010 and March 31, 2010.

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

Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2010, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential declines in the fair value of the premiums on our foreign currency option contracts used in cash flow hedging of $3 million and $4 million, respectively. As of June 30, 2010, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $21 million and $32 million, respectively. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

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

As of June 30, 2010 and March 31, 2010, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of June 30, 2010 and March 31, 2010 (in millions):

	As of June 30, 2010	As of March 31, 2010
Corporate bonds	$254	$233
U.S. agency securities	123	115
U.S. Treasury securities	96	83
Commercial paper	7	1

Total short-term investments	$480	$432

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of June 30, 2010, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 30, 2010	Valuation of Securities Given an Interest Rate Increase of X Basis Points
(In millions)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$258	$257	$255	$254	$252	$251	$249
U.S. agency securities	125	125	124	123	123	122	122
U.S. Treasury securities	99	98	97	96	95	95	94
Commercial paper	7	7	7	7	7	7	7

Total short-term investments	$489	$487	$483	$480	$477	$475	$472

Market Price Risk

The fair value of our marketable equity securities in publicly traded companies is subject to market price volatility and foreign currency risk for investments denominated in foreign currencies. As of June 30, 2010 and March 31, 2010, our marketable equity securities were classified as available-for-sale securities and, consequently, were recorded in our Condensed Consolidated Balance Sheets at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. The fair value of our marketable equity securities as of June 30, 2010 and March 31, 2010 was $193 million and $291 million, respectively.

Our marketable equity securities have been, and may continue to be, adversely impacted by volatility in the public stock markets. At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of June 30, 2010, arising from changes in market prices of plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given an X Percentage Decrease in Each Stock’s Market Price			Fair Value as of June 30, 2010	Valuation of Securities Given an X Percentage Increase in Each Stock’s Market Price
(In millions)	(75)%	(50)%	(25)%		25%	50%	75%
Marketable equity securities	$48	$97	$145	$193	$241	$290	$338

Item 4.	Controls and Procedures

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended June 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Condensed Consolidated Financial Statements.

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

Our adoption of new business models could fail to produce our desired financial returns.

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

International sales are a fundamental part of our business. For the three months ended June 30, 2010, international net revenue comprised 45 percent of our total net revenue. We expect international sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our foreign investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency forward contracts to mitigate some foreign currency risk associated with foreign currency denominated monetary assets and liabilities (primarily certain intercompany receivables and payables) to a limited extent and foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. The disruption in the global financial markets has also impacted many of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling and Canadian dollar.

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

During the three months ended June 30, 2010, approximately 64 percent of our North American sales were made to our top ten customers. In Europe, our top ten customers accounted for approximately 40 percent of our sales in that territory during the three months ended June 30, 2010. Worldwide, we had direct sales to two customers, GameStop Corp. and Wal-Mart Stores Inc., which represented approximately 14 percent and 11 percent, respectively, of total net revenue for the three months ended June 30, 2010. As a result of the economic downturn, retailers globally continue to take a more conservative stance in ordering game inventory. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

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

Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from major sports leagues and players’ associations. Similarly, many of our other hit franchises, such as Harry Potter, are based on key film and literary licenses and our Hasbro products are based on a license for these key toy and game properties. In addition, some of our most successful products in fiscal years 2009 and 2010, the Rock Band™  and Left 4 Dead series, were products for which we have distribution rights. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our revenues, profitability and cash flows will decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to licensors and developers, which could significantly increase our costs and reduce our profitability.

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

As we increase the online delivery of our products and services, we are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, data collection and retention, content, advertising and information security have been adopted or are being considered for adoption by many countries throughout the world. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business.

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

Our reported financial results are impacted by the accounting policies promulgated by the Securities and Exchange Commission (“SEC”) and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. We recognize all of the revenue from bundled sales (i.e., packaged goods video games that include an online service component) on a deferred basis over an estimated online service period, which we generally estimate to be six months beginning in the month after shipment. As we increase our downloadable content and add new features to our online service, our estimate of the online service period may change and we could be required to recognize revenue over a longer period of time. We expect that a significant portion of our games will be online-enabled in the future and we could be required to recognize the related revenue over an extended period of time rather than at the time of sale. In addition, our adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, has had a material impact on our Condensed Consolidated Financial Statements for material acquisitions consummated after March 28, 2009. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue and taxes, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

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

At our Annual Meeting of Stockholders, held on August 5, 2010, our stockholders elected the following individuals to the Board of Directors for one-year terms:

	For	Against	Abstain	Broker Non-vote
Leonard S. Coleman	140,781,688	109,942,102	754,930	30,000,317
Jeffrey T. Huber	244,454,473	6,371,007	653,240	—
Gary M. Kusin	243,481,393	7,343,316	654,011	—
Geraldine B. Laybourne	141,136,083	109,557,588	785,049	—
Gregory B. Maffei	225,654,902	25,046,410	777,408	—
Vivek Paul	244,438,945	6,380,160	659,615	—
Lawrence F. Probst III	241,720,458	9,105,518	652,744	—
John S. Riccitiello	220,650,148	30,175,542	653,030	—
Richard A. Simonson	226,640,992	24,062,300	775,428	—
Linda J. Srere	142,117,610	108,691,042	670,068	—

In addition, the following matters were voted on, received the number of votes indicated in the tables below, and approved by our stockholders:

1.	Amendments to our 2000 Equity Incentive Plan to (a) increase the number of shares authorized for issuance under the Equity Plan by 5.3 million shares and (b) remove the provision of the Equity Plan that provides for automatic grants to our outside directors upon appointment to the Board of Directors and annually upon re-election.

For	Against	Abstain	Broker Non-vote
198,253,912	52,303,367	921,441	—

2.	Amendments to our 2000 Employee Stock Purchase Plan (the “ESPP”) to increase the number of shares authorized under the ESPP by 2 million shares.

For	Against	Abstain	Broker Non-vote
244,706,923	6,112,905	658,892	—

3.	Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for fiscal year 2011.

For	Against	Abstain	Broker Non-vote
277,419,141	3,363,729	696,167	—

Item 6.	Exhibits

Exhibit Number	Title

The following exhibits are filed as part of, or incorporated by reference into, this report:

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (*)

101.SCH	XBRL Taxonomy Extension Schema Document. (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (*)

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC. (Registrant)

/s/ Eric F. Brown
DATED: August 9, 2010	Eric F. Brown
Executive Vice President, Chief Financial Officer

ELECTRONIC ARTS INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2010

EXHIBIT INDEX

		INCORPORATED BY REFERENCE			FILED HEREWITH
NUMBER	EXHIBIT TITLE	FORM	FILE NO.	FILING DATE

15.1	Awareness Letter of KPMG, LLP, Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS†	XBRL Instance Document.				X

101.SCH†	XBRL Taxonomy Extension Schema Document.				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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